Form 10-Q
period 1996-03-31
PAPA JOHNS INTERNATIONAL INC
filed 1996-05-13
CIK 901491

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        COMMISSION FILE NUMBER:  0-21660


                        PAPA JOHN'S INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                        61-1203323
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

                       11492 BLUEGRASS PARKWAY, SUITE 175
                        LOUISVILLE, KENTUCKY  40299-2334
                    (Address of principal executive offices)

                                 (502) 266-5200
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes   X                  No
                                     -----                   -----

          At May 7, 1996, there were outstanding 18,913,230 shares of the registrant's common stock, par value $.01 per share.

               PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX


PART I.     FINANCIAL INFORMATION                          Page No.
                                                           --------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets --
            March 31, 1996 and December 31, 1995                  2

            Condensed Consolidated Statements of
            Income  -- Three Months Ended
            March 31, 1996 and March 26, 1995                     4

            Condensed Consolidated Statements of
            Stockholders' Equity -- Three Months
            Ended March 31, 1996 and March 26, 1995               5

            Condensed Consolidated Statements of Cash
            Flows -- Three Months Ended March 31, 1996
            and March 26, 1995                                    6

            Notes to Condensed Consolidated Financial
            Statements                                            7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations         8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                    12

Item 6.     Exhibits and Reports on 8-K                          12


                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                MARCH 31,   DECEMBER 31,
                                                  1996          1995
                                               (UNAUDITED)     (NOTE)
                                               -------------------------

(In thousands)
Assets
Current assets:
  Cash and cash equivalents                      $ 11,143       $ 19,904
  Accounts receivable                              10,409         10,198
  Inventories                                       4,957          5,188
  Deferred pre-opening costs                        2,035          1,936
  Prepaid expenses and other current assets           953          1,092
                                                 --------       --------
Total current assets                               29,497         38,318

Investments                                        33,322         24,394
Net property and equipment                         59,722         56,699
Other assets                                       10,408          9,408
                                                 --------       --------

Total assets                                     $132,949       $128,819
                                                 ========       ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                               $  9,051       $  9,388
  Accrued expenses                                  6,842          6,432
  Current maturities of long-term debt                509            830
  Deferred income taxes                               274            250
                                                 --------       --------
Total current liabilities                          16,676         16,900
Unearned franchise and development fees             2,714          2,678
Long-term debt, less current maturities             1,505          1,680
Deferred income taxes                               1,255          1,034
Other long-term liabilities                           241            245
                                                 --------       --------
Total liabilities                                  22,391         22,537


               PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                MARCH 31,   DECEMBER 31,
                                                  1996          1995
                                               (UNAUDITED)     (NOTE)
                                               -------------------------
(In thousands)
Total liabilities                                $ 22,391     $ 22,537

Stockholders' equity:
     Preferred stock                                   --           --
     Common stock                                     179          178
     Additional paid-in capital                    88,928       88,133
     Unrealized gain (loss) on investments           (303)        (263)
     Deferred compensation                           (114)          (4)
     Retained earnings                             22,361       18,842
                                                 --------     --------
                                                  111,051      106,886
Reacquired treasury stock                            (493)        (604)
                                                 --------     --------

Total stockholders' equity                        110,558      106,282
                                                 --------     --------

Total liabilities and stockholders' equity       $132,949     $128,819
                                                 ========     ========


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

               PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                   THREE MONTHS ENDED
                                             MARCH 31, 1996    MARCH 26, 1995
                                             --------------    --------------

(In thousands, except per share amounts)
Revenues:
     Restaurant sales                               $35,253        $22,469
     Franchise royalties                              3,931          3,021
     Franchise and development fees                     818            813
     Commissary sales                                31,491         22,056
     Equipment and other sales                        5,233          3,650
                                                    -------        -------
Total revenues                                       76,726         52,009
Costs and expenses:
 Restaurant expenses:
     Cost of sales                                    9,800          6,382
     Salaries and benefits                            9,487          6,007
     Advertising and related costs                    3,293          2,090
     Occupancy costs                                  1,787          1,108
     Other operating expenses                         4,733          3,226
                                                    -------        -------
                                                     29,100         18,813
Commissary, equipment and other expenses:
     Cost of sales                                   29,360         20,666
     Salaries and benefits                            2,099          1,471
     Other operating expenses                         2,413          1,588
                                                    -------        -------
                                                     33,872         23,725

     General and administrative expenses              5,833          4,573
     Depreciation                                     1,902          1,201
     Amortization                                       995            543
                                                    -------        -------
Total costs and expenses                             71,702         48,855
                                                    -------        -------
Operating income                                      5,024          3,154
Other income (expense):
     Investment income                                  528            426
     Other, net                                          34             33
                                                    -------        -------
Income before income taxes                            5,586          3,613
Income tax expense                                    2,067          1,373
                                                    -------        -------
Net income                                          $ 3,519        $ 2,240
                                                    =======        =======
Net income per share                                   $.20           $.14
                                                    =======        =======
Weighted average shares outstanding                  17,857         16,214
                                                    =======        =======

See accompanying notes.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                       Common Stock
                                         ----------------------------------------   Additional     Unrealized
                                           Shares         Shares                      Paid-In     Gain(Loss)on
                                         Authorized     Outstanding     Par Value     Capital     Investments
                                         ---------------------------------------------------------------------
Balance at December 25, 1994...............  35,000          16,219          $162      $55,709           $(651)
Issuance of common stock...................      --              38            --          657              --
Stock compensation and other...............      --              --            --          (39)             --
Change in unrealized gain (loss)
  on investments (net of deferred
  income taxes)............................      --              --            --           --             107
Net income.................................      --              --            --           --              --
                                             ------          ------          ----      -------           -----
Balance at March 26, 1995..................  35,000          16,257          $162      $56,327           $(544)
                                             ======          ======          ====      =======           =====

Balance at December 31, 1995...............  35,000          17,846          $178      $88,133           $(263)
Exercise of stock options..................      --              54             1          275              --
Stock compensation and other...............      --              --            --           38              --
Tax benefit related to exercise of
  non-qualified stock options..............      --              --            --          482              --
Change in unrealized gain (loss)
  on investments (net of deferred
  income taxes)............................      --              --            --           --             (40)
Net income.................................      --              --            --           --              --
                                             ------          ------          ----      -------           -----
Balance at March 31, 1996..................  35,000          17,900          $179      $88,928           $(303)
                                             ======          ======          ====      =======           =====



                                                                           Reacquired        Total
                                               Deferred       Retained      Treasury      Stockholders'
                                             Compensation     Earnings        Stock          Equity
                                             ----------------------------------------------------------
Balance at December 25, 1994...............         $ (37)     $ 8,039          $(613)         $ 62,609
Issuance of common stock...................            --           --             --               657
Stock compensation and other...............            16           (1)            16                (8)
Change in unrealized gain (loss)
  on investments (net of deferred
  income taxes)............................            --           --             --               107
Net income.................................            --        2,240             --             2,240
                                                    -----      -------          -----          --------
Balance at March 26, 1995..................         $ (21)     $10,278          $(597)         $ 65,605
                                                    =====      =======          =====          ========

Balance at December 31, 1995...............            (4)     $18,842          $(604)         $106,282
Exercise of stock options..................            --           --             --               276
Stock compensation and other...............          (110)          --            111                39
Tax benefit related to exercise of
  non-qualified stock options..............            --           --             --               482
Change in unrealized gain (loss)
  on investments (net of deferred
  income taxes)............................            --           --             --               (40)
Net income.................................            --        3,519             --             3,519
                                                    -----      -------          -----          --------
Balance at March 31, 1996..................         $(114)     $22,361          $(493)         $110,558
                                                    =====      =======          =====          ========

See accompanying notes.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  THREE MONTHS ENDED
                                                          MARCH 31, 1996       MARCH 26, 1995
                                                          --------------       --------------

(In thousands)
Operating activities
     Net cash provided by operating activities...............   $  5,409              $ 3,416

Investing activities
  Purchase of property and equipment.........................     (5,157)              (8,979)
  Purchase of investments....................................     (8,937)                 (57)
  Proceeds from sale or maturity of investments..............        131                  283
  Acquisitions...............................................        (30)                (483)
  Other......................................................       (429)                (435)
                                                                --------              -------
     Net cash used in investing activities...................    (14,422)              (9,671)

Financing activities
  Exercise of stock options..................................        276                   --
  Proceeds from issuance of long-term debt...................         --                2,000
  Payments on long-term debt.................................       (501)                (378)
  Tax benefit related to exercise of non-qualified
    stock options...........................................         482                   --
  Other......................................................         (5)                 (56)
                                                                --------              -------
     Net cash provided by financing activities...............        252                1,566
                                                                --------              -------

  Net decrease in cash and cash equivalents..................     (8,761)              (4,689)
  Cash and cash equivalents at beginning of period...........     19,904               12,773
                                                                --------              -------
  Cash and cash equivalents at end of period.................   $ 11,143              $ 8,084
                                                                ========              =======

See accompanying notes.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 1996

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Papa John's International, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 -- BUSINESS COMBINATIONS

In February 1996, the Company purchased the assets and assumed certain liabilities of one Papa John's restaurant in Floyds Knob, Indiana, from Educators, Inc., a franchisee, for $60,000. The purchase price consisted of a cash payment of $30,000 and the issuance of 1,059 shares of Company stock.

In May 1996, the Company purchased the assets and assumed certain liabilities of three Papa John's restaurants in Indianapolis, Indiana from Acumen, Inc., a franchisee. The total consideration paid was approximately $1,425,000 consisting of 33,474 shares of Company common stock.

The above business combinations were accounted for by the purchase method of accounting.

NOTE 3 -- FINANCING ARRANGEMENTS

In April 1996, the Company purchased 6 acres of land in Louisville, Kentucky for approximately $787,000. Of the total purchase price, approximately $520,000 was financed through non-interest bearing promissory note with the sellers. The note require quarterly principal payments through October 1996, at which time such notes will be paid in full. The land is adjacent to 31 previously purchased acres which will be the site of the Company's corporate headquarters and Kentucky commissary facility.

NOTE 4 -- COMMON STOCK OFFERING

In May 1996, the Company completed a public offering of one million shares of its common stock at a price of $47.25 per share. The net proceeds to the Company of the offering were approximately $44.5 million. The Company has granted an overallotment option to the underwriters to purchase up to a maximum of 138,500 additional shares of common stock at $47.25 per share. This option is exercisable for 30 days from May 1, 1996, and, if exercised, would provide additional net proceeds to the Company of approximately $6.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTAURANT PROGRESSION

                                                THREE MONTHS ENDED
                                            MARCH 31,        MARCH 26,
                                              1996             1995
                                              ----             ----

Company-owned:

Beginning of period                            217              133
Opened                                          13               14
Closed                                          (1)               0
Acquired                                         1                5
                                               ---              ---
End of period                                  230              152
                                               ===              ===

Franchised:

Beginning of period                            661              499
Opened                                          43               44
Closed                                          (1)               0
Sold to Company                                 (1)              (5)
                                               ---              ---
End of period                                  702              538
                                               ===              ===

Total at end of period                         932              690
                                               ===              ===

RESULTS OF OPERATIONS

  Revenues. Total revenues increased 47.5% to $76.7 million for the three months ended March 31, 1996, from $52.0 million for the comparable period in 1995.

  Restaurant sales increased 56.9% to $35.3 million for the three months ended March 31, 1996, from $22.5 million for the comparable period in 1995. This increase was primarily due to an increase of 51.2% in the number of equivalent Company-owned restaurants open during the three months ended March 31, 1996, compared to the same period in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, sales increased 8.6% for the three months ended March 31, 1996, over the comparable period in 1995, for Company-owned restaurants open throughout both periods.

  Franchise royalties increased 30.1% to $3.9 million for the three months ended March 31, 1996, from $3.0 million for the comparable period in 1995. This increase was primarily due to an increase of 31.1% in the number of equivalent franchised restaurants open during the three months ended March 31, 1996, compared to the same period in the prior year. Also, sales increased 5.1% for the three months ended March 31, 1996, over the comparable period in 1995, for franchised restaurants open throughout both periods.

  Franchise and development fees remained relatively consistent at $818,000 for the three months ended March 31, 1996, as compared to $813,000 for the comparable period in 1995, as franchised restaurant openings for the two periods were also relatively consistent.

  Commissary sales increased 42.8% to $31.5 million for the three months ended March 31, 1996, from $22.1 million for the comparable period in 1995. This increase was primarily the result of the increases in equivalent franchised restaurants and comparable sales for franchised restaurants noted above. Additionally, sales for the Orlando commissary increased for the three months ended March 31, 1996, versus the comparable period in 1995 due to its conversion from a dough production facility to a full-service commissary and distribution center beginning in August 1995.

  Equipment and other sales increased 43.4% to $5.2 million for the three months ended March 31, 1996, from $3.6 million for the comparable period in 1995. This increase was primarily due to the increase in equivalent franchised restaurants open during the three months ended March 31, 1996, as compared to the same period in 1995.

  Costs and Expenses. Restaurant cost of sales, which consist of food, beverage and paper costs, decreased as a percentage of restaurant sales to 27.8% for the three months ended March 31, 1996, from 28.4% for the same period in 1995. This decrease was primarily due to lower product costs resulting from increased purchasing power, and more efficient food usage at the restaurant level due to improved management information provided by point of sale technology and a maturing restaurant base.

  Restaurant salaries and benefits (26.9% vs. 26.7%), advertising and related costs (9.3% vs. 9.3%) and occupancy costs (5.1% vs. 5.0%) were all relatively consistent as a percentage of restaurant sales for the three months ended March 31, 1996, as compared to the same period in 1995.

  Other restaurant operating expenses decreased as a percentage of restaurant sales to 13.4% for the three months ended March 31, 1996, from 14.4% for the comparable period in 1995. Other operating expenses include all other restaurant-level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, telephone costs, training costs and workers compensation insurance. Other operating expenses also include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants.

  The decrease in other restaurant operating expenses as a percentage of restaurant sales was primarily due to a smaller relative number of new restaurants opened during the first three months of 1996 (13 new restaurants in relation to 217 existing restaurants, or 6.0%) compared to the first three months of 1995 (14 new restaurants in relation to 133 existing restaurants, or 10.5%). Restaurant operating expenses historically have been higher as a percentage of restaurant sales in the early months of operations of new restaurants. The Company also revised its workers compensation insurance coverage for 1996, resulting in reduced costs at the restaurant level.

  Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, printing and promotional items to franchisees and other customers. These costs remained relatively consistent as a percentage of combined commissary sales and equipment and other sales at 92.2% for the three months ended March 31, 1996, as compared to 92.3% for the same period in 1995. A decrease in cost of sales as a percentage of combined commissary sales and equipment and other sales to 79.9% for the three months ended March 31, 1996, from 80.4% for the comparable period in 1995 due to increased purchasing power was substantially offset by an increase in other operating expenses to 6.6% for the three months ended March 31, 1996, from 6.2% for the comparable period in 1995 due primarily to increased delivery costs resulting from larger commissary service areas.

  General and administrative expenses decreased as a percentage of total revenues to 7.6% for the three months ended March 31, 1996, from 8.8% for the comparable period in 1995. This decrease was primarily due to the hiring of additional corporate and restaurant management personnel throughout 1995 to develop the infrastructure necessary to support planned growth for 1996 and beyond. The infrastructure was substantially in place at the end of 1995, providing efficiencies in 1996 as revenue growth continued.

  Depreciation and amortization increased as a percentage of total revenues to 3.8% for the three months ended March 31, 1996, from 3.4% for the comparable period in 1995. This increase was primarily due to additional capital expenditures by the Company, the amortization of intangibles related to acquisitions and the amortization of deferred pre-opening costs for newly-opened restaurants and commissaries and other deferred expenses, partially offset by the impact of a change in the depreciable lives of certain restaurant equipment and signage effective at the beginning of the third quarter of 1995 to more accurately reflect the economic lives of such assets.

  Investment Income. Investment income increased to $528,000 for the three months ended March 31, 1996, from $426,000 for the comparable period in 1995. This increase was primarily the result of higher average investment balances during the first quarter of 1996 compared to the same period in 1995 due to the investment of proceeds from the Company's public offering of common stock in August 1995.

  Income Tax Expense. Income tax expense reflects a combined federal, state and local effective tax rate of 37% for the three months ended March 31, 1996, versus 38% for the comparable period in 1995. This decrease is primarily due to the impact of tax-exempt income generated by the investment portfolio during the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment and the enhancement of corporate systems and facilities. Capital expenditures of $5.2 million for the three months ended March 31, 1996, were primarily funded by cash flow from operations.

  Cash flow from operations increased to $5.4 million for the three months ended March 31, 1996, from $3.4 million for the comparable period in 1995, due primarily to the higher level of net income for the first quarter of 1996.

  In addition to restaurant development and possible acquisitions, significant capital projects for the next twelve months are expected to include the construction of new commissary and distribution facilities in Denver, Colorado and Phoenix, Arizona. The Company also expects to begin construction during mid-1996 of a 150,000 to 200,000 square foot facility in Louisville, Kentucky, scheduled for completion in mid-1997, approximately one-half of which will accommodate relocation and expansion of the Louisville commissary facility and the remainder of which will accommodate relocation and consolidation of corporate offices. In addition, during each of 1996 and 1997 the Company expects to provide approximately six to eight million dollars in loans to selected franchisees under a recently adopted loan program. However, the amounts actually provided during 1996 and 1997 may vary as the Company gains experience with the loan program.

  Capital resources available at March 31, 1996, include $11.1 million of cash and cash equivalents, $33.3 million of investments and $7.6 million available under a line of credit expiring June 29, 1996. In May 1996 the Company received net proceeds of approximately $44.5 million from a public offering of one million shares of its common stock. The Company expects to fund planned capital expenditures for the next twelve months from these resources and operating cash flows.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of the significant legal proceedings involving the Company, reference is made to Item 3 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  a.   Exhibits

       Exhibit
       Number          Description
       ------          -----------

         27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

       99.1 Cautionary Statements. Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

  b.   Current Reports on Form 8-K.

  A current report on Form 8-K/A dated February 9, 1996 was filed amending the Form 8-K dated December 1, 1995 to include pro forma financial information related to the acquisition of assets which was unavailable at the time of the original Form 8-K filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PAPA JOHN'S INTERNATIONAL, INC.




Date:  May 13, 1996                  /s/ E. Drucilla Milby
     ----------------------          -------------------------------------
                                     E. Drucilla Milby, Senior Vice President -
                                      Chief Financial Officer and Treasurer
                                     (Principal Financial Officer)