Form 10-Q
period 1996-06-30
PAPA JOHNS INTERNATIONAL INC
filed 1996-08-12
CIK 901491

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

- --------------------------------------------------------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                   Yes  X                                No
                       ---                                 ---

          At August 2, 1996, there were outstanding 19,078,252 shares of the registrant's common stock, par value $.01 per share.

               PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX


PART I.        FINANCIAL INFORMATION                                    Page No.
                                                                        --------


Item 1.        Financial Statements


               Condensed Consolidated Balance Sheets --
               June 30, 1996 and December 31, 1995                         2


               Condensed Consolidated Statements of Income --
               Three Months and Six Months Ended June 30, 1996
               and June 25, 1995                                           3


               Condensed Consolidated Statements of Stockholders'
               Equity -- Six Months Ended June 30, 1996 and
               June 25, 1995                                               4


               Condensed Consolidated Statements of Cash Flows --
               Six Months Ended June 30, 1996 and June 25, 1995            5


               Notes to Condensed Consolidated Financial Statements        6


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                          10


Item 6.        Exhibits and Reports on 8-K                                10

               PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30, 1996   December 31, 1995
                                                   (Unaudited)          (Note)
                                                  -------------   -----------------

(In thousands)
Assets
Current assets:
     Cash and cash equivalents..................       $ 31,871            $ 19,904
     Accounts receivable........................         10,914              10,198
     Inventories................................          5,639               5,188
     Deferred pre-opening costs.................          2,266               1,936
     Prepaid expenses and other current assets..            903               1,092
                                                       --------            --------
Total current assets............................         51,593              38,318

Investments.....................................         58,408              24,394
Net property and equipment......................         64,411              56,699
Notes receivable from franchisees...............          3,485                 837
Other assets....................................         11,581               8,571
                                                       --------            --------
Total assets....................................       $189,478            $128,819
                                                       ========            ========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable...........................       $  8,334            $  9,388
     Accrued expenses...........................          6,843               6,432
     Current maturities of long-term debt.......            695                 830
     Deferred income taxes......................            266                 250
                                                       --------            --------
Total current liabilities.......................         16,138              16,900

Unearned franchise and development fees.........          2,771               2,678
Long-term debt, less current maturities.........          1,505               1,680
Deferred income taxes...........................          1,481               1,034
Other long-term liabilities.....................            230                 245

Stockholders' equity:
     Preferred stock............................             --                  --
     Common stock...............................            191                 178
     Additional paid-in capital.................        141,521              88,133
     Unrealized loss on investments.............           (385)               (263)
     Deferred compensation......................            (75)                 (4)
     Retained earnings..........................         26,593              18,842
                                                       --------            --------
     ...........................................         26,593              18,842
     Reacquired treasury stock..................           (492)               (604)
                                                       --------            --------

Total stockholders' equity......................        167,353             106,282
                                                       --------            --------

Total liabilities and stockholders' equity......       $189,478            $128,819
                                                       ========            ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements

See accompanying notes.

               PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                   Three Months Ended       Six Months Ended
                                                  June 30,    June 25,    June 30,    June 25,
                                                    1996        1995        1996        1995
                                                  --------    --------    --------    --------
(In thousands, except per share amounts)
Revenues:
    Restaurant sales .........................     $40,521     $25,332    $ 75,774    $ 47,801
    Franchise royalties ......................       4,262       3,171       8,193       6,192
    Franchise and development fees ...........       1,003         943       1,821       1,756
    Commissary sales .........................      35,367      23,413      66,858      45,469
    Equipment and other sales ................       6,527       4,463      11,760       8,113
                                                   -------     -------    --------    --------
Total revenues ...............................      87,680      57,322     164,406     109,331

Costs and expenses:
  Restaurant expenses:
    Cost of sales ............................      11,662       7,250      21,462      13,632
    Salaries and benefits ....................      10,680       6,905      20,167      12,912
    Advertising and related costs ............       3,836       2,646       7,129       4,736
    Occupancy costs ..........................       1,983       1,287       3,770       2,395
    Other operating expenses .................       5,468       3,201      10,201       6,427
                                                   -------     -------    --------    --------
                                                    33,629      21,289      62,729      40,102

  Commissary, equipment and other expenses:
    Cost of sales ............................      33,468      22,510      62,828      43,176
    Salaries and benefits ....................       2,151       1,640       4,250       3,111
    Other operating expenses .................       2,616       1,860       5,029       3,448
                                                   -------     -------    --------    --------
                                                    38,235      26,010      72,107      49,735

    General and administrative expenses ......       6,677       4,387      12,510       8,960
    Depreciation .............................       2,178       1,468       4,080       2,669
    Amortization .............................       1,160         615       2,155       1,158
                                                   -------     -------    --------    --------
Total costs and expenses .....................      81,879      53,769     153,581     102,624
                                                   -------     -------    --------    --------

Operating income .............................       5,801       3,553      10,825       6,707
Other income:
    Investment income ........................         819         329       1,347         755
    Other ....................................          98          81         132         114
                                                   -------     -------    --------    --------

Income before income taxes ...................       6,718       3,963      12,304       7,576
Income tax expense ...........................       2,486       1,506       4,553       2,879
                                                   -------     -------    --------    --------

Net income ...................................     $ 4,232     $ 2,457    $  7,751    $  4,697
                                                   =======     =======    ========    ========
Net income per share .........................     $  0.23     $  0.15    $   0.43    $   0.29
                                                   =======     =======    ========    ========
Weighted average shares outstanding ..........      18,580      16,253      18,219      16,233
                                                   =======     =======    ========    ========

See accompanying notes.

               PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                              Common Stock                        Unrealized
                       ---------------------------   Additional      Gain                                 Reacquired       Total
                         Shares     Shares    Par     Paid-In      (Loss) on      Deferred     Retained    Treasury    Stockholders'
                       Authorized   Issued   Value    Capital     Investments   Compensation   Earnings     Stock         Equity
                       -------------------------------------------------------------------------------------------------------------
(In thousands)
Balance at December
  25, 1994 .........     35,000     16,219    $162    $ 55,709       $(651)         $(37)       $ 8,039     $(613)       $ 62,609
Issuance of common
  stock ............         --         36      --         650          --            --             --        --             650
Exercise of stock
  options ..........         --         68       1         202          --            --             --        --             203
Stock compensation
  and other.........         --         --      --          --          --            20             --        17              37
Change in unrealized
  gain (loss) on
  investments ......         --         --      --          --         382            --             --        --             382
Tax benefit related
  to exercise of
  non-qualified
  stock options ....         --         --      --         484          --            --             --        --             484
Net income .........         --         --      --          --          --            --          4,697        --           4,697
                         ------     ------    ----    --------       -----          ----        -------     -----        --------
Balance at June 25,
  1995 .............     35,000     16,323    $163    $ 57,045       $(269)         $(17)       $12,736     $(596)       $ 69,062
                         ======     ======    ====    ========       =====          ====        =======     =====        ========

Balance at December
  31, 1995 .........     35,000     17,846    $178    $ 88,133       $(263)         $( 4)       $18,842     $(604)       $106,282
Issuance of common
  stock ............         --      1,139      11      50,546          --            --             --        --          50,557
Exercise of stock
  options ..........         --         79       1         648          --            --             --        --             649
Stock compensation
  and other ........         --         --      --          39          --           (71)            --       112              80
Tax benefit related
  to exercise of
  non-qualified
  stock options ....         --         --      --         701          --            --             --        --             701
Acquisitions .......         --         34       1       1,454          --            --             --        --           1,455
Change in
  unrealized gain
  (loss) on
  investments ......         --         --      --          --        (122)           --             --        --            (122)
Net income .........         --         --      --          --          --            --          7,751        --           7,751
                         ------     ------    ----    --------       -----          ----        -------     -----        --------
Balance at June 30,
  1996 .............     35,000     19,098    $191    $141,521       $(385)         $(75)       $26,593     $(492)       $167,353
                         ======     ======    ====    ========       =====          ====        =======     =====        ========

See accompanying notes.

               PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Six Months Ended
                                                                 June 30, 1996    June 25, 1995
                                                                 -------------    -------------

(In thousands)
Operating activities
       Net cash provided by operating activities.........             $  9,329        $  2,788

Investing activities
    Purchase of property and equipment...................              (11,465)        (19,844)
    Purchase of investments..............................              (40,114)            (57)
    Proceeds from sale or maturity of investments........                6,681           3,356
    Loans to franchisees.................................              (2,648)           (100)
    Acquisitions.........................................                 (30)           (643)
    Other................................................                (840)           (114)
                                                                     --------        --------
       Net cash used in investing activities.............             (48,416)        (17,402)

Financing activities
    Proceeds from issuance of long-term debt.............                  --           2,000
    Payments on long-term debt...........................                (837)           (602)
    Proceeds from issuance of common stock...............              50,557              --
    Proceeds from exercise of stock options..............                 649             203
    Tax benefit related to exercise of non-qualified
      stock options......................................                 701             484
    Other................................................                 (16)            174
                                                                     --------        --------
       Net cash provided by financing activities.........              51,054           2,259
                                                                     --------        --------

    Net increase(decrease) in cash and cash equivalents..              11,967         (12,355)
    Cash and cash equivalents at beginning of period.....              19,904          12,773
                                                                     --------        --------
    Cash and cash equivalents at end of period...........            $ 31,871        $    418
                                                                     ========        ========


See accompanying notes.

               PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 1996

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Papa John's International, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

Certain prior year data has been reclassified to conform to the 1996 presentation.

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

NOTE 3 -- FRANCHISEE LOAN PROGRAM

The Company has established a program under which eligible franchisees may borrow funds for use in the construction and development of their restaurants. At June 30, 1996, loans outstanding to franchisees were approximately $3.5 million. Such loans bear interest at fixed or floating rates (ranging from 5.5% to 8.0% at June 30, 1996), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee.

NOTE 4 -- FINANCING ARRANGEMENTS

In April 1996, the Company purchased 6 acres of land in Louisville, Kentucky for approximately $787,000. Of the total purchase price, approximately $520,000 was financed through a non-interest bearing promissory note given by the sellers. The note requires quarterly principal payments through October 1996, at which time the note will be paid in full. The land is adjacent to 31 previously purchased acres which will be the site of the Company's corporate headquarters and Kentucky commissary facility.

NOTE 5 -- COMMON STOCK OFFERING

In May 1996, the Company completed a public offering of 1,138,500 shares of its common stock at a price of $47.25 per share. The net proceeds to the Company of the offering were approximately $50.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restaurant Progression
                           Three Months Ended      Six Months Ended
                          June 30,   June 25,    June 30,     June 25,
                            1996       1995       1996         1995
                            ----       ----       ----         ----
Company-owned:
Beginning of period.....     230        152        217          133
Opened..................      15         16         28           30
Closed..................       -          -         (1)           -
Acquired................       3          1          4            6
                           -----       ----      -----         ----

End of period...........     248        169        248          169
                           =====       ====      =====         ====

Franchised:

Beginning of period.....     702        538        661          499
Opened..................      54         45         97           89
Closed..................      (1)        (1)        (2)          (1)
Sold to Company.........      (3)        (1)        (4)          (6)
                           -----       ----      -----         ----

End of period...........     752        581        752          581
                           =====       ====      =====         ====

Total at end of period..   1,000        750      1,000          750
                           =====       ====      =====         ====

RESULTS OF OPERATIONS

  Revenues. Total revenues increased 53.0% to $87.7 million for the three months ended June 30, 1996, from $57.3 million for the comparable period in 1995, and 50.4% to $164.4 million for the six months ended June 30, 1996, from $109.3 million for the comparable period in 1995.

  Restaurant sales increased 60.0% to $40.5 million for the three months ended June 30, 1996, from $25.3 million for the comparable period in 1995, and 58.5% to $75.8 million for the six months ended June 30, 1996, from $47.8 million for the comparable period in 1995. These increases were primarily due to increases of 45.7% and 49.6% in the number of equivalent Company-owned restaurants open during the three and six months ended June 30, 1996, respectively, compared to the same periods in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, sales increased 14.7% for the three months ended June 30, 1996, over the comparable period in 1995, for Company-owned restaurants open throughout both periods.

  Franchise royalties increased 34.4% to $4.3 million for the three months ended June 30, 1996, from $3.2 million for the comparable period in 1995, and 32.3% to $8.2 million for the six months ended June 30, 1996, from $6.2 million for the comparable period in 1995. These increases were primarily due to increases of 30.4% and 30.6% in the number of equivalent franchised restaurants open during the three and six months ended June 30, 1996, respectively, compared to the same periods in the prior year. Also, sales increased 8.1% for the three months ended June 30, 1996, over the comparable period in 1995, for franchised restaurants open throughout both periods.

  Franchise and development fees increased 6.4% to $1.0 million for the three months ended June 30, 1996, from $943,000 for the comparable period in 1995, and 3.7% to $1.8 million for the six months ended June 30, 1996, from $1.7 million for the comparable period in 1995. These increases were primarily due to the 97 franchised restaurants opened during the six months ended June 30, 1996, versus the 89 opened during the comparable period in 1995, an increase of 9.0%, partially offset by the fact that certain of the 1996 openings were in smaller markets for which lower initial franchise fees were required.

  Commissary sales increased 51.1% to $35.4 million for the three months ended June 30, 1996, from $23.4 million for the comparable period in 1995, and 47.0% to $66.9 million for the six months ended June 30, 1996, from $45.5 million for the comparable period in 1995. These increases were primarily the result of the increases in equivalent franchised restaurants and comparable sales for franchised restaurants noted above. Additionally, sales for the Orlando commissary increased for the three and six months ended June 30, 1996, versus the comparable periods in 1995 due to its conversion from a dough production facility to a full-service commissary and distribution center beginning in August 1995.

  Equipment and other sales increased 46.2% to $6.5 million for the three months ended June 30, 1996, from $4.5 million for the comparable period in 1995, and 45.0% to $11.8 million for the six months ended June 30, 1996, from $8.1 million for the comparable period in 1995. These increases were primarily due to the increase in equivalent franchised restaurants open during the three and six months ended June 30, 1996, as compared to the same periods in 1995, and the increase in franchised restaurants opened during the three and six months ended June 30, 1996, as compared to the same periods in 1995.

  Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, increased as a percentage of restaurant sales to 28.8% for the three months ended June 30, 1996, from 28.6% for the comparable period in 1995, and decreased as a percentage of restaurant sales to 28.3% for the six months ended June 30, 1996, from 28.5% for the comparable period in 1995. Increasing cheese prices were the primary reason for the higher cost of sales for the three month period. However, the impact of higher cheese prices in the second quarter was offset by the lower cost of sales for the six month period resulting from generally lower product costs, other than cheese, due to increased purchasing power.

  Restaurant salaries and benefits (26.4% vs. 27.3%), advertising and related costs (9.5% vs. 10.4%) and occupancy costs (4.9% vs. 5.1%) all decreased as a percentage of restaurant sales for the three months ended June 30, 1996, as compared to the same period in 1995, after being relatively consistent for the three months ended March 31, 1996, as compared to the same period in 1995. These decreases were primarily the result of efficiencies related to strong restaurant sales during the three months ended June 30, 1996, and a generally maturing restaurant base.

  Other restaurant operating expenses increased as a percentage of restaurant sales to 13.5% for the three months ended June 30, 1996, from 12.6% for the comparable period in 1995, and were consistent at 13.5% for the six months ended June 30, 1996 and June 25, 1995. Other operating expenses include all other restaurant-level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, telephone costs, training costs and workers compensation insurance. Other operating expenses also include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants.

  The increase in other restaurant operating expenses for the three months ended June 30, 1996 versus the comparable period in 1995 was primarily due to unusually low insurance costs during the 1995 period as a result of a settlement under the Company's previous retrospectively-based workers compensation insurance coverage.

  Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, printing and promotional items to franchisees and other customers. These costs decreased as a percentage of combined commissary sales and equipment and other sales to 91.3% for the three months ended June 30, 1996, as compared to 93.3% for the same period in 1995, and to 91.7% for the six months ended June 30, 1996, from 92.8% for the comparable period in 1995. These decreases were primarily due to volume-related efficiencies in commissary and support services operations.

  General and administrative expenses were relatively consistent as a percentage of total revenues at 7.6% for the three months ended June 30, 1996, as compared to 7.7% for the comparable period in 1995, and decreased to 7.6% for the six months ended June 30, 1996, from 8.2% for the comparable period in 1995. The decrease was primarily related to the hiring of additional corporate and restaurant management personnel throughout 1995, particularly in the early months of the year, to develop the infrastructure necessary to support planned growth for 1996 and beyond. The infrastructure was substantially in place at the end of 1995, providing efficiencies in 1996 as revenue growth continued.

  Depreciation and amortization was relatively consistent as a percentage of total revenues at 3.8% for the three and six months ended June 30, 1996, as compared to 3.6% and 3.5%, respectively, for the comparable periods in 1995. Increases in depreciation and amortization due to additional capital expenditures by the Company, the amortization of intangibles related to acquisitions, the amortization of deferred pre-opening costs for newly-opened restaurants and commissaries and the amortization of deferred information systems costs were partially offset by decreases due to a change in estimate of the useful lives of certain restaurant equipment and signage implemented as of the beginning of July 1995 to more accurately reflect the economic lives of the assets. The estimated useful life for ovens and certain other restaurant equipment was extended from five to seven years, and the estimated useful life for restaurant signage was extended from five to ten years.

  Investment Income. Investment income increased to $819,000 for the three months ended June 30, 1996, from $329,000 for the comparable period in 1995, and to $1.3 million for the six months ended June 30, 1996, from $755,000 for the comparable period in 1995. These increases were primarily the result of higher average investment balances during the first three and six months of 1996 compared to the same periods in 1995 due to the investment of proceeds from the Company's public offerings of Common Stock in August 1995 and May 1996.

  Income Tax Expense. Income tax expense reflects a combined federal, state and local effective tax rate of 37% for the three and six months ended June 30, 1996, versus 38% for the comparable periods in 1995. The decrease in the effective tax rate for the three and six month periods is primarily due to the investment of proceeds from the August 1995 and May 1996 stock offerings in securities which produced tax-exempt investment income during the periods.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment and the enhancement of corporate systems and facilities. Capital expenditures of $11.5 million for the six months ended June 30, 1996, were primarily funded by cash flow from operations.

  Cash flow from operations increased to $9.3 million for the six months ended June 30, 1996, from $2.8 million for the comparable period in 1995, due primarily to the higher level of net income for the first six months of 1996. Also, the Company received net proceeds of $50.6 million from a May 1996 public offering of 1,138,500 shares of its common stock.

  In addition to restaurant development and possible acquisitions, significant capital projects for the next twelve months are expected to include the construction of new commissaries in New York and Iowa, and a distribution center in Arizona. The Company also expects to begin construction during the third quarter of 1996 of a 250,000 square foot facility in Louisville, Kentucky, scheduled for completion in mid-1997, approximately one-half of which will accommodate relocation and expansion of the Louisville commissary facility and Novel Approach promotional division and the remainder of which will accommodate relocation and consolidation of corporate offices.

  Additionally, during each of 1996 and 1997 the Company expects to provide approximately $6 to $8 million in loans to eligible franchisees under a loan program adopted during the second quarter. Approximately $3.5 million in loans were outstanding under this program as of June 30, 1996, and the amounts actually provided during 1996 and 1997 may vary as the Company gains experience with the loan program.

  Capital resources available at June 30, 1996, include $31.9 million of cash and cash equivalents, $58.4 million of investments and an $8 million line of credit which is currently in the process of being increased to $10 million and renewed through June 1997. The Company expects to fund planned capital expenditures and disbursements under the franchise loan program for the next twelve months from these resources and operating cash flows.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

  For a description of the significant legal proceedings involving the Company, reference is made to Item 3 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company's annual meeting of stockholders was held on May 22, 1996, at the Seelbach Hotel, 500 Fourth Avenue, Louisville, Kentucky at 11:00 a.m.

  At the meeting, the Company's stockholders elected John H. Schnatter to serve as a director until the 1999 annual meeting of stockholders by a vote of 13,681,929 affirmative and 53,143 withheld. The Company's other directors continue to serve in accordance with their previous elections: through 1997 -
O. Wayne Gaunce, Jack A. Laughery and Michael W. Pierce; and through 1998 - Charles W. Schnatter and Richard F. Sherman.

  The Company's stockholders also took the following actions at the meeting:

  (1) Amended the 1993 Stock Ownership Incentive Plan to increase the number of shares available for issuance under the plan by a vote of 11,885,740 affirmative to 1,512,552 negative and 3,446 abstention votes;

  (2) Amended the 1993 Stock Option Plan for Non-Employee Directors to provide for the annual award of options to non-employee directors who serve on the Executive Committee of the Board of Directors by a vote of 12,966,119 affirmative to 734,749 negative and 5,120 abstention votes; and

  (3) Ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 29, 1996, by a vote of 13,720,111 affirmative to 914 negative and 14,047 abstention votes.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K.

  (a)  Exhibits.

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

  (b)  Current Reports on Form 8-K.

  There were no reports filed on Form 8-K during the quarterly period ended June 30, 1996.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PAPA JOHN'S INTERNATIONAL, INC.



Date:   August 12, 1996          /s/ E. Drucilla Milby
        ---------------          ------------------------------
                                 E. Drucilla Milby, Senior Vice President -
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)