Form 10-Q
period 1996-09-30
PAPA JOHNS INTERNATIONAL INC
filed 1996-11-12
CIK 901491

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

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

     ---------------------------------------------------------------------

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

          At October 30, 1995, there were outstanding 19,143,196 shares of the registrant's common stock, par value $.01 per share. This does not reflect a 3-for-2 stock split, to be effected in the form of a 50% stock dividend, for holders of record on November 8, 1996, and with an effective date of November 22, 1996.

                                     INDEX



PART I.     FINANCIAL INFORMATION                                       Page No.
                                                                        --------
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets --
            September 29, 1996 and December 31, 1995                         2

            Condensed Consolidated Statements of
            Income  -- Three Months and Nine Months
            Ended September 29, 1996 and September 24, 1995                  3

            Condensed Consolidated Statements of
            Stockholders' Equity -- Nine Months
            Ended September 29, 1996 and September 24, 1995                  4

            Condensed Consolidated Statements of Cash
            Flows -- Nine Months Ended September 29, 1996
            and September 24, 1995                                           5

            Notes to Condensed Consolidated Financial
            Statements                                                       6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               12

Item 6.     Exhibits and Reports on Form 8-K                                12


               PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 29, 1996   December 31, 1995
                                                (Unaudited)            (Note)
                                            ------------------   -----------------
(In thousands)
Assets
Current assets:
 Cash and cash equivalents..................       $ 19,169        $ 19,904
 Accounts receivable........................         12,839          10,198
 Inventories................................          5,772           5,188
 Deferred pre-opening costs.................          2,449           1,936
 Prepaid expenses and other current assets..          1,681           1,092
                                                   --------        --------
Total current assets........................         41,910          38,318

Investments.................................         67,730          24,394
Net property and equipment..................         71,606          56,699
Notes receivable from franchisees...........          6,339             837
Other assets................................         11,111           8,571
                                                   --------        --------
Total assets................................       $198,696        $128,819
                                                   ========        ========

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable...........................       $ 10,503        $  9,388
 Accrued expenses...........................          7,714           6,432
 Current maturities of long-term debt.......            695             830
 Deferred income taxes......................            298             250
                                                   --------        --------
Total current liabilities...................         19,210          16,900

Unearned franchise and development fees.....          3,022           2,678
Long-term debt, less current maturities.....          1,505           1,680
Deferred income taxes.......................          1,481           1,034
Other long-term liabilities.................            230             245

Stockholders' equity:
 Preferred stock............................             --              --
 Common stock...............................            287             268
 Additional paid-in capital.................        142,270          88,043
 Unrealized loss on investments.............           (288)           (263)
 Deferred compensation......................            (36)             (4)
 Retained earnings..........................         31,507          18,842
                                                   --------        --------
                                                    173,740         106,886
 Reaquired treasury stock...................           (492)           (604)
                                                   --------        --------

Total stockholders' equity..................        173,248         106,282
                                                   --------        --------

Total liabilities and stockholders' equity..       $198,696        $128,819
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

               PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                      Three Months Ended            Nine Months Ended
                                                September 29,  September 24,   September 29,  September 24,
                                                     1996         1995            1996           1995
                                                -------------  -------------  --------------  -------------
(In thousands, except per share amounts)
Revenues:
    Restaurant sales                               $42,311       $27,164         $118,085       $ 74,965
    Franchise royalties                              4,506         3,411           12,699          9,603
    Franchise and development fees                   1,211           797            3,032          2,553
    Commissary sales                                37,153        26,295          104,011         71,764
    Equipment and other sales                        7,548         4,744           19,308         12,857
                                                   -------       -------         --------       --------
 Total revenues                                     92,729        62,411          257,135        171,742
Costs and expenses:
  Restaurant expenses:
    Cost of sales                                   12,170         7,671           33,632         21,303
    Salaries and benefits                           11,300         7,308           31,467         20,220
    Advertising and related costs                    4,016         2,635           11,145          7,371
    Occupancy costs                                  2,288         1,529            6,058          3,924
    Other operating expenses                         5,811         3,636           16,012         10,063
                                                   -------       -------         --------       --------
                                                    35,585        22,779           98,314         62,881
  Commissary, equipment and other expenses:
    Cost of sales                                   35,474        25,299           98,302         68,475
    Salaries and benefits                            2,357         1,808            6,607          4,919
    Other operating expenses                         2,791         1,820            7,820          5,268
                                                   -------       -------         --------       --------
                                                    40,622        28,927          112,729         78,662

    General and administrative expenses              6,355         4,837           18,865         13,797
    Depreciation                                     2,415         1,390            6,495          4,059
    Amortization                                     1,233           631            3,388          1,789
                                                   -------       -------         --------       --------
Total costs and expenses                            86,210        58,564          239,791        161,188
                                                   -------       -------         --------       --------
Operating income                                     6,519         3,847           17,344         10,554

Other income:
    Investment income                                1,098           374            2,445          1,129
    Other                                              183            87              315            201
                                                   -------       -------         --------       --------
Income before income taxes                           7,800         4,308           20,104         11,884
Income tax expense                                   2,886         1,542            7,439          4,421
                                                   -------       -------         --------       --------

Net income                                         $ 4,914       $ 2,766         $ 12,665       $  7,463
                                                   =======       =======         ========       ========

Net income per share                               $  0.17       $  0.11         $   0.46       $   0.30
                                                   =======       =======         ========       ========
Weighted average shares outstanding                 28,671        25,253           27,776         24,651
                                                   =======       =======         ========       ========

See accompanying notes.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                          Common Stock
                                    ------------------------ Additional  Unrealized                         Reacquired    Total
                                      Shares    Shares  Par   Paid-In  Gain(Loss) on   Deferred    Retained  Treasury  Stockholders'
                                    Authorized  Issued Value  Capital   Investments  Compensation  Earnings    Stock      Equity
                                    ------------------------------------------------------------------------------------------------
(In thousands)
Balance at December 25, 1994          35,000    24,328  $243  $ 55,628     $(651)        $(37)     $ 8,039    $(613)     $ 62,609
Issuance of common stock                --       1,854    19    30,802       --           --          --        --         30,821
Exercise of stock options               --         222     2       402       --           --          --        --            404
Stock compensation and other            --        --     --      --          --            27         --         16            43
Tax benefit related to exercise of
 non-qualified stock options            --        --     --      1,144       --           --          --        --          1,144
Change in unrealized gain (loss)
 on investments                         --        --     --      --          423          --          --        --            423
Net income                              --        --     --      --          --           --         7,463      --          7,463
                                    --------    ------  ----  --------     -----         ----      -------    -----      --------
Balance at September 24, 1995         35,000    26,404  $264  $ 87,976     $(228)        $(10)     $15,502    $(597)     $102,907
                                    ========    ======  ====  ========     =====         ====      =======    =====      ========

Balance at December 31, 1995          35,000    26,769  $268  $ 88,043     $(263)        $ (4)     $18,842    $(604)     $106,282

Issuance of common stock                --       1,708    17    50,538       --           --          --        --         50,555
Exercise of stock options               --         168     1     1,191       --           --          --        --          1,192
Stock compensation and other            --        --     --         38       --           (32)        --        112           118
Tax benefit related to exercise of
 non-qualified stock options            --        --     --      1,006       --           --          --        --          1,006
Acquisitions                            --          52     1     1,454       --           --          --        --          1,455
Change in unrealized gain (loss)
 on investments                         --        --     --      --          (25)         --          --        --            (25)
Net income                              --        --     --      --          --           --        12,665      --         12,665
                                    --------    ------  ----  --------     -----         ----      -------    -----      --------
Balance at September 29, 1996         35,000    28,697  $287  $142,270     $(288)        $(36)     $31,507    $(492)     $173,248
                                    ========    ======  ====  ========     =====         ====      =======    =====      ========

See accompanying notes.

               PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Nine Months Ended
                                                           September 29, 1996    September 24, 1995
                                                           ------------------    ------------------
(In thousands)
Operating activities
      Net cash provided by operating activities                 $ 18,108              $  6,763

Investing activities
  Purchase of property and equipment                             (21,104)              (26,447)
  Purchase of  investments                                       (52,094)               (9,349)
  Proceeds from sale or maturity of investments                    9,225                 5,808
  Loans to franchisees                                            (5,502)                 (100)
  Acquisitions                                                       (30)                 (643)
  Other                                                           (1,238)                 (107)
                                                                --------              --------

      Net cash used in investing activities                      (70,743)              (30,838)

Financing activities
  Proceeds from issuance of long-term debt                           --                  2,000
  Payments on long-term debt                                        (837)                 (937)
  Proceeds from issuance of common stock                          50,555                30,171
  Proceeds from exercise of stock options                          1,192                   404
  Tax benefit related to exercise of
    non-qualified stock options                                    1,006                 1,144
  Other                                                              (16)                  236
                                                                --------              --------
      Net cash provided by financing activities                   51,900                33,018
                                                                --------              --------
Net (decrease) increase in cash and cash equivalents                (735)                8,943
Cash and cash equivalents at beginning of period                  19,904                12,773
                                                                --------              --------
Cash and cash equivalents at end of period                      $ 19,169              $ 21,716
                                                                ========              ========


See accompanying notes.

PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 29, 1996

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 1996, are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Papa John's International, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

Certain prior year data has been reclassified to conform to the 1996 presentation.

NOTE 2 -- BUSINESS COMBINATIONS

In February 1996, the Company purchased the assets and assumed certain liabilities of one Papa John's restaurant in Floyd Knobs, Indiana, from Educators, Inc., a franchisee, for $60,000. The purchase price consisted of a cash payment of $30,000 and the issuance of 1,589 shares of Company stock.

In May 1996, the Company purchased the assets and assumed certain liabilities of three Papa John's restaurants in Indianapolis, Indiana from Acumen, Inc., a franchisee. The purchase price was approximately $1,425,000 consisting solely of 50,211 shares of Company common stock.

The above business combinations were accounted for by the purchase method of accounting.

Subsequent to quarter-end, the Company acquired Nortex Pizza, L.P. ("Nortex"), a franchisee of eighteen Papa John's restaurants in the Dallas, Texas market. The Company issued 46,593 shares of its common stock (valued at $1.5 million on the date the agreement was reached) in exchange for all of the issued and outstanding capital stock of Nortex. In addition, the Company retired $3.5 million of Nortex debt at the closing (see Note 3).

The Nortex acquisition will be accounted for as a pooling of interests. The acquisition is not considered significant for restatement of prior financial statements and the pro forma impact is not material.

NOTE 3 -- FRANCHISEE LOAN PROGRAM

The Company has established a program under which selected franchisees may borrow funds for use in the construction and development of their restaurants. At September 29, 1996, loans outstanding to franchisees were approximately $6.3 million. Such loans bear interest at fixed or floating rates (ranging from 5.5% to 9.25% at September 29, 1996), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. Approximately $3.5 million of the total franchisee loans outstanding at September 29, 1996 was retired subsequent to quarter-end in connection with the Nortex acquisition (see Note 2).

NOTE 4 -- FINANCING ARRANGEMENTS

In April 1996, the Company purchased 6 acres of land in Louisville, Kentucky for approximately $787,000. Of the total purchase price, approximately $520,000 was financed through a non-interest bearing promissory note. The note requires quarterly principal payments through October 1996, at which time the note will be paid in full. The land is adjacent to 31 previously purchased acres which will be the site of the Company's corporate headquarters and Kentucky commissary facility.

The Company's revolving credit agreement was amended effective June 30, 1996, increasing the amount of maximum available borrowings to $10 million. The amended agreement expires on June 29, 1997, at which time any unpaid balance is due and payable.

NOTE 5 -- COMMON STOCK OFFERING

In May 1996, the Company completed a public offering of 1,707,750 shares of its common stock at a price of $31.50 per share. The net proceeds to the Company of the offering were approximately $50.6 million.

NOTE 6 -- STOCK SPLIT

The Board of Directors approved a 3-for-2 stock split on October 29, 1996, to be effected in the form of a 50% stock dividend, to stockholders of record on November 8, 1996 with an effective date of November 22, 1996. All share data included in these condensed consolidated financial statements have been restated to reflect this stock split.

NOTE 7 -- PJ AMERICA, INC. STOCK WARRANT

PJ America, Inc. ("PJ America"), a franchisee of the Company, completed an initial public offering ("IPO") of its common stock effective October 25, 1996. In connection with the IPO, PJ America issued a warrant to purchase 225,000 shares of its common stock to the Company. The warrant is exercisable in whole or in part at any time within 5 years from the closing date of the IPO, and the purchase price of each share of common stock pursuant to the warrant is $11.25 per share (90% of the IPO price of $12.50 per share). The warrant was issued by PJ America to the Company in consideration for the guarantee by the Company of rights to enter into development agreements for certain specified territories and the waiver by the Company of certain market transfer fees. The

Company's agreement with PJ America anticipates that PJ America will pay standard development and franchise fees in connection with opening restaurants in the specified territories.

The Company will not recognize income in connection with receipt of the warrant. The warrant will be classified as an available-for-sale security, and accordingly, will be stated at fair value in the balance sheet, with unrealized gains reported as a separate component of stockholders' equity. The intrinsic value of the warrant (market value of PJ America common stock less the exercise price of the warrant) will be considered a reasonable approximation of the fair value of the warrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTAURANT PROGRESSION

                              Three Months Ended                Nine Months Ended
                             Sept. 29,    Sept. 24,           Sept. 29,    Sept. 24,
                               1996        1995                 1996         1995
                             --------     --------            --------     --------
Company-owned:
-------------

Beginning of period             248         169                  217          133
Opened                           20          15                   48           45
Closed                           (1)         --                   (2)          --
Acquired                         --          --                    4            6
                                ---         ---                  ---          ---

End of period                   267         184                  267          184
                                ===         ===                  ===          ===
Franchised:
----------

Beginning of period             752         581                  661          499
Opened                           62          44                  159          133
Closed                           (1)         --                   (3)          (1)
Sold to Company                  --          --                   (4)          (6)
                                ---         ---                  ---          ---

End of period                   813         625                  813          625
                                ===         ===                  ===          ===

Total at end of period        1,080         809                1,080          809
                              =====         ===                =====          ===

RESULTS OF OPERATIONS

Revenues. Total revenues increased 48.6% to $92.7 million for the three months ended September 29, 1996, from $62.4 million for the comparable period in 1995, and 49.7% to $257.1 million for the nine months ended September 29, 1996, from $171.7 million for the comparable period in 1995.

Restaurant sales increased 55.8% to $42.3 million for the three months ended September 29, 1996, from $27.2 million for the comparable period in 1995, and 57.5% to $118.1 million for the nine months ended September 29, 1996, from $75.0 million for the comparable period in 1995. These increases were primarily due to increases of 44.8% and 47.8% in the number of equivalent Company-owned restaurants open during the three and nine months ended September 29, 1996, respectively, compared to the same periods in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, sales increased 11.5% for the three months ended September 29, 1996, over the comparable period in 1995, for Company-owned restaurants open throughout both periods.

Franchise royalties increased 32.1% to $4.5 million for the three months ended September 29, 1996, from $3.4 million for the comparable period in 1995, and 32.2% to $12.7 million for the nine months ended September 29, 1996, from $9.6 million for the comparable period in 1995. These increases were primarily due to increases of 31.3% and 30.8% in the number of equivalent franchised restaurants open during the three and nine months ended September 29, 1996, respectively, compared to the same periods in the prior year. Also, sales increased 4.7% for the three months ended September 29, 1996, over the comparable period in 1995, for franchised restaurants open throughout both periods.

Franchise and development fees increased 51.9% to $1.2 million for the three months ended September 29, 1996, from $797,000 for the comparable period in 1995, and 18.8% to $3.0 million for the nine months ended September 29, 1996, from $2.6 million for the comparable period in 1995. These increases were primarily due to the 62 and 159 franchised restaurants opened during the three and nine months ended September 29, 1996, respectively, versus the 44 and 133 opened during the comparable periods in 1995, an increase of 40.9% and 19.5%, respectively.

Commissary sales increased 41.3% to $37.2 million for the three months ended September 29, 1996, from $26.3 million for the comparable period in 1995, and 44.9% to $104.0 million for the nine months ended September 29, 1996, from $71.8 million for the comparable period in 1995. These increases were primarily the result of the increases in equivalent franchised restaurants and comparable sales for franchised restaurants noted above. Additionally, sales for the Orlando commissary increased for the three and nine months ended September 29, 1996, versus the comparable periods in 1995 due to its conversion from a dough production facility to a full-service commissary and distribution center beginning in August 1995.

Equipment and other sales increased 59.1% to $7.5 million for the three months ended September 29, 1996, from $4.7 million for the comparable period in 1995, and 50.2% to $19.3 million for the nine months ended September 29, 1996, from $12.9 million for the comparable period in 1995. These increases were primarily due to the increase in equivalent franchised restaurants open during the three and nine months ended September 29, 1996, as compared to the same periods in 1995, and the increase in franchised restaurants opened during the three and nine months ended September 29, 1996, as compared to the same periods in 1995.

Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, increased as a percentage of restaurant sales to 28.8% for the three months ended September 29, 1996, from 28.2% for the comparable period in 1995, and to 28.5% for the nine months ended September 29, 1996, from 28.4% for the comparable period in 1995. Increasing cheese prices throughout the second and third quarters of 1996 were the primary reason for the higher cost of sales for the three and nine month periods.

Restaurant salaries and benefits (26.7% vs. 26.9% and 26.6% vs. 27.0%), advertising and related costs (9.5% vs. 9.7% and 9.4% vs. 9.8%) and occupancy costs (5.4% vs. 5.6% and 5.1% vs. 5.2%) all decreased as a percentage of restaurant sales for the three and nine months ended September 29, 1996, as compared to the same periods in 1995. These decreases were primarily the result of efficiencies related to strong restaurant sales during the three and nine months ended September 29, 1996, and a generally maturing restaurant base.

Other restaurant operating expenses increased as a percentage of restaurant sales to 13.7% for the three months ended September 29, 1996, from 13.4% for the comparable period in 1995, and to 13.6% for the nine months ended September 29, 1996, from 13.4% for the comparable period in 1995. Other operating expenses include all other restaurant-level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, telephone costs, training costs, repairs and maintenance and workers compensation insurance. Other operating expenses also include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants.

The increases in other restaurant operating expenses for the three months and nine months ended September 29, 1996 were due to a collection of individually insignificant increases in certain of the above-noted expense components.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, printing and promotional items to franchisees and other customers. These costs decreased as a percentage of combined commissary sales and equipment and other sales to 90.9% for the three months ended September 29, 1996, as compared to 93.2% for the same period in 1995, and to 91.4% for the nine months ended September 29, 1996, from 93.0% for the comparable period in 1995. These decreases were primarily due to volume-related efficiencies in commissary operations.

General and administrative expenses decreased as a percentage of total revenues to 6.9% for the three months ended September 29, 1996, as compared to 7.8% for the comparable period in 1995, and to 7.3% for the nine months ended September 29, 1996, from 8.0% for the comparable period in 1995. These decreases were primarily due to improved organizational efficiencies over an increasing revenue base. Also, savings in certain insurance costs have been realized as a result of coverage changes implemented during the fourth quarter of 1995.

Depreciation and amortization increased as a percentage of total revenues to 3.9% for the three months ended September 29, 1996, from 3.2% for the comparable period in 1995, and to 3.8% for the nine months ended September 29, 1996, from 3.4% for the comparable period in 1995. Increases in depreciation and amortization for the three and nine month periods due to additional capital expenditures by the Company, the amortization of intangibles related to acquisitions, the amortization of deferred pre-opening costs for newly-opened restaurants and commissaries and the amortization of deferred information systems costs were partially offset by decreases due to a change in estimate of the useful lives of certain restaurant equipment and signage implemented as of the beginning of July 1995. The estimated useful life for ovens and certain other restaurant equipment was extended from five to seven years, and the estimated useful life for restaurant signage was extended from five to ten years to more accurately reflect the economic lives of the assets.

Investment Income. Investment income increased to $1.1 million for the three months ended September 29, 1996, from $374,000 for the comparable period in 1995, and to $2.4 million for the nine months ended September 29, 1996, from $1.1 million for the comparable period in 1995. These increases were primarily the result of higher average investment balances during 1996 compared to 1995 due to the investment of proceeds from the Company's public offerings of Common Stock in August 1995 and May 1996.

Income Tax Expense. Income tax expense reflects a combined federal, state and local effective tax rate of 37.0% for the three and nine months ended September 29, 1996, versus 37.2% year-to-date in 1995. The decrease in the effective tax rate for 1996 is primarily due to the investment of proceeds from the August 1995 and May 1996 stock offerings in securities which produce tax-exempt investment income, partially offset by the fact that a greater portion of 1996 taxable income will be subject to the 35% federal tax rate as opposed to the 34% rate in 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment and the enhancement of corporate systems and facilities. Capital expenditures of $21.1 million for the nine months ended September 29, 1996, were primarily funded by cash flow from operations.

Cash flow from operations increased to $18.1 million for the nine months ended September 29, 1996, from $6.8 million for the comparable period in 1995, due primarily to the higher level of net income for the first nine months of 1996. Also, the Company received net proceeds of $50.6 million from a May 1996 public offering of approximately 1.7 million shares of its common stock.

In addition to restaurant development and possible acquisitions, significant capital projects for the next twelve months are expected to include the construction of new commissaries in Rotterdam, New York and Des Moines, Iowa, and a distribution center in Phoenix, Arizona. The Company also expects to construct a 250,000 square foot facility in Louisville, Kentucky, scheduled for completion in late 1997, approximately one-half of which will accommodate relocation and expansion of the Louisville commissary facility and Novel Approach promotional division and the remainder of which will accommodate relocation and consolidation of corporate offices.

Additionally, during each of 1996 and 1997 the Company expects to provide approximately six to eight million dollars in loans to selected franchisees under a loan program adopted during the second quarter. Approximately $6.3 million in loans were outstanding under this program as of September 29, 1996, and the amounts actually provided during the remainder of 1996 and 1997 may vary as the Company gains experience with the loan program.

Capital resources available at September 29, 1996, include $19.2 million of cash and cash equivalents, $67.7 million of investments and a $10 million line of credit expiring in June 1997. The Company expects to fund planned capital expenditures and disbursements under the franchise loan program for the next twelve months from these resources and operating cash flows.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

For a description of the significant legal proceedings involving the Company, reference is made to Item 3 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


     a.   Exhibits

     Exhibit
     Number                  Description
     -------                 -----------
     10.1                    Amended and restated Loan Agreement dated
                             June 30, 1996, between the Company and PNC Bank,
                             Kentucky, Inc.

     10.2 Papa John's International, Inc. 1993 Stock Ownership Incentive Plan, as amended.

     10.3 Papa John's International, Inc. 1993 Stock Option Non-Employee Directors, as amended.

     27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

     99.1 Cautionary Statements. Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

     b.   Current Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarterly period ended September 29, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PAPA JOHN'S INTERNATIONAL, INC.
                                                 (Registrant)



Date:     November 12, 1996            /s/ E. Drucilla Milby
      -------------------------        -----------------------------------------
                                       E. Drucilla Milby, Chief Financial
                                        Officer and Treasurer