Form 10-K
period 1996-12-29
PAPA JOHNS INTERNATIONAL INC
filed 1997-03-31
CIK 901491

=============================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                                     OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      COMMISSION FILE NUMBER:  0-21660

                      PAPA JOHN'S INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

    DELAWARE                                          61-12033
   (State or other jurisdiction of                    (I.R.S.Employer
   incorporation or organization)                     Identification Number)

                     11492 BLUEGRASS PARKWAY, SUITE 175
                      LOUISVILLE, KENTUCKY  40299-2370
                  (Address of principal executive offices)

                               (502) 266-5200
            (Registrant's telephone number, including area code)

-----------------------------------------------------------------------------
     Securities registered pursuant to Section 12(b) of the Act:

                                                 (Name of each exchange
          (Title of Each Class)                   on which registered)
          None                                    None

     Securities registered pursuant to Section 12(g) of the Act:
        Common Stock, $.01 par value       The Nasdaq Stock Market
-----------------------------------------------------------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                  Yes   X                       No
                      -----                         ----

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 18, 1997, there were 28,759,997 shares of the Registrant's Common Stock outstanding. The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of the Registrant at such date was $513,981,333 based on the last sale price of the Common Stock on March 18, 1997 as reported by The Nasdaq Stock Market. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Part III are incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 1997.

                               TABLE OF CONTENTS



PART I
------
   Item 1.        Business
   Item 2.        Properties
   Item 3.        Legal Proceedings
   Item 4.        Submission of Matters to a Vote of Security Holders

PART II
-------
   Item 5.        Market for Registrant's Common Equity
                  and Related Stockholder Matters
   Item 6.        Selected Consolidated Financial Data
   Item 7.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
   Item 8.        Consolidated Financial Statements and Supplementary Data
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
--------
   Item 10.       Directors and Executive Officers of the
                  Registrant
   Item 11.       Executive Compensation
   Item 12. Security Ownership of Certain Beneficial Owners and Management
   Item 13.       Certain Relationships and Related Transactions

PART IV
-------
   Item 14.       Exhibits, Consolidated Financial Statement
                  Schedules and Reports on Form 8-K

                                 PART I

ITEM 1.  BUSINESS

GENERAL

  Papa John's International, Inc. (the "Company") operates and franchises pizza delivery and carry-out restaurants under the trademark "Papa John's" in 32 states and the District of Columbia, principally in the Midwest, Mid-Atlantic, South and Southeast. The first Company-owned restaurant opened in 1985 and the first franchised restaurant opened in 1986. At December 29, 1996, there were 1,160 Papa John's restaurants in operation, consisting of 303 Company-owned and 857 franchised restaurants.

STRATEGY

  The Company's objective is to become the leading chain of pizza delivery restaurants in each of its targeted markets. To accomplish this objective, the Company has developed a strategy designed to achieve high levels of customer satisfaction and repeat business, as well as to establish recognition and acceptance of the Papa John's concept. The key elements of the Company's strategy include:

  Focused, High Quality Menu. Papa John's restaurants offer a focused menu of high quality, value-priced pizza, breadsticks and cheesesticks. Papa John's original crust pizza is prepared using fresh dough (not frozen), real mozzarella cheese, pizza sauce made from fresh-packed tomatoes (not concentrate), a proprietary mix of savory spices and a choice of high quality meat and vegetable toppings in generous portions. Papa John's "Better Thin" pizza was introduced in 1996 in response to customer demand. Papa John's "Better Thin" is made with a prepared crust and the same high quality toppings as the original crust pizza. The Company believes its focused menu creates a strong identity in the marketplace and simplifies operations.

  Efficient Operating System. The Company believes that its operating and distribution systems, restaurant layout and designated delivery areas result in lower operating costs, improved food quality and superior customer service. The Company's commissary system takes advantage of volume purchasing of food and supplies, and provides consistency and efficiencies of scale in dough production. This eliminates the need for each restaurant to order food from multiple vendors and commit substantial labor and other resources to dough preparation. Because Papa John's restaurants have a focused menu and specialize in delivery and carry-out services, each employee can concentrate on a well-defined function in preparing and delivering the customer's order.

  Commitment to Employee Training and Development. The Company is committed to the development and motivation of its employees through on-going training programs, incentive compensation and opportunities for advancement. Employee training programs for the Company and its franchisees are conducted at 16 regional training centers. The Company offers financial and stock incentives to employees at various levels based on the achievement of performance goals. The Company's growth also provides significant opportunities for advancement. The Company believes these factors create an entrepreneurial spirit throughout the organization, resulting in a positive work environment and motivated, customer-oriented employees.

  Targeted, Cost-Effective Marketing. The Company's restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. In markets in which the Company or its franchisees have a significant presence, local marketing efforts area supplemented with radio and television advertising.

  Franchise System. The Company is committed to developing a strong franchise system by attracting experienced operators, expanding in a controlled manner and ensuring that each franchisee adheres to the Company's high standards. The Company seeks to attract franchisees with experience in multi-unit restaurant operations and with the financial resources and management capability to open multiple locations. To ensure consistent food quality, each franchisee is required to purchase dough and spice mix from the Company and all other supplies either from the Company or its approved suppliers. The Company devotes significant resources to provide its franchisees with assistance in employee training, marketing, site selection and restaurant design.

UNIT ECONOMICS

  The Company believes its unit economics are exceptional. The 215 Company-owned restaurants that were open throughout the entire 1996 fiscal year generated average sales of $682,000, average cash flow (operating income plus depreciation) of $125,000 and average restaurant operating income of $103,000 (or 15% of average sales). A significant number of these restaurants were operating in newer markets. Sales and profitability in the initial months of operations, particularly in new markets, historically have been lower than for mature restaurants, although recent trends indicate that new markets are opening with higher than historical sales volumes.

  The average cash investment for the 66 Company-owned restaurants opened during the 1996 fiscal year, exclusive of land and pre-opening costs, was approximately $208,000. The Company expects the average cash investment for restaurants to be opened in 1997 to approximate
$240,000, with the increase from 1996 resulting primarily from an increase in the percentage of planned free-standing units in 1997.

EXPANSION

  A total of 290 restaurants were opened during 1996, consisting of 66 Company-owned and 224 franchised restaurants. The Company plans to open approximately 70 restaurants in 1997 and anticipates that its franchisees will open approximately 230 restaurants in 1997. Expansion is planned for the East Coast, Southwest and Rocky Mountain regions in addition to building out existing markets in the Midwest, Mid-Atlantic, South and Southeast. As part of its growth strategy, the Company will continue to consider acquiring restaurants from its franchisees. The Company acquired 22 restaurants from its franchisees during the 1996 fiscal year. See "Note 4 of Notes to Consolidated Financial Statements."

  The ability of the Company and its franchisees to open new restaurants is affected by a number of factors, many of which are beyond the control of the Company and its franchisees. These factors include, among other things, selection and availability of suitable restaurant locations, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that the Company or its franchisees will be able to meet planned growth targets or open restaurants in markets now targeted for expansion.

  The Company's expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling the Company to take advantage of operational, distribution and advertising efficiencies. The Company's experience in developing markets indicates that market penetration through the opening of multiple restaurants within a particular market results in increased average restaurant sales in that market. To accelerate penetration of larger markets, the Company has co-developed markets with franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future where appropriate. In determining which new markets to develop, the Company considers many factors, including the size of the market, demographics and population trends, competition, and availability and costs of real estate. Before entering a new market, the Company analyzes detailed information of these factors and each market is toured and evaluated by senior management.

MENU

  Papa John's restaurants offer a focused menu of high quality, value-priced pizza, breadsticks and cheesesticks, as well as canned soft drinks. Papa John's original crust pizza is prepared using fresh dough (not frozen). The Company's thin crust pizza, "Better Thin," uses a prepared crust which simplifies store-level operations. All Papa John's pizzas are made from high protein wheat flour, real mozzarella cheese, pizza sauce made with fresh packed tomatoes (not concentrate), a proprietary mix of savory spices and a choice of high quality meat and vegetable toppings in generous portions. Fresh onions and green peppers are purchased from local produce suppliers. Each original crust pizza is served with a container of Papa John's special garlic sauce and two pepperoncinis and each thin crust pizza is served with a container of special seasonings and two pepperoncinis. The Company believes its limited menu helps create a strong identity among consumers and simplifies operations, resulting in lower operating costs, improved food quality and superior customer service.

RESTAURANT DESIGN AND SITE SELECTION

  The exterior of most Papa John's restaurants is characterized by backlit awnings, neon window designs and other visible signage. A typical Papa John's restaurant ranges from 1,200 to 1,500 square feet and is designed to facilitate a smooth flow of food orders through the restaurant. The layout includes specific areas for order taking, pizza preparation and routing, resulting in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of food products. The typical interior of a Papa John's restaurant has a vibrant red and white color scheme with green striping, and includes a bright menu board, custom counters and carry-out customer area. The counters are designed to allow customers to watch the employees slap out the dough and put sauce and toppings on pizzas.

  The Company considers the location of a restaurant to be important and therefore devotes significant resources to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, target population density, household income levels and competitive factors. Management inspects each potential Company-owned or franchised restaurant location and the surrounding market before a site is approved. Papa John's restaurants are typically located in strip shopping centers or free-standing buildings that provide visibility, curb appeal and accessibility. The Company's restaurant design may be configured to fit a wide variety of building shapes and sizes, thereby increasing the number of suitable locations for Papa John's restaurants.

  Since 1994, the Company has opened a greater number of free-standing restaurants. The Company seeks either existing buildings suitable for conversion, or locations suitable for the construction of its prototype restaurant. Free-standing buildings generally provide more signage and better visibility, accessibility and parking. The Company believes that these locations improve Papa John's image and brand awareness and expects that free-standing and prototype units will approximate 15-20% of total Company-owned restaurants.

COMMISSARY SYSTEM; PURCHASING

   The Company's commissary system supplies pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant in the system. This commissary system enables the Company to closely monitor and control product quality and consistency, while lowering food costs. The Company opened a distribution facility in Dallas, Texas in the first quarter of 1996 and a full-service commissary in Denver, Colorado in the second quarter of 1996. In the first quarter of 1997, the Company opened a distribution center in Phoenix, Arizona and a full-service commissary in Rotterdam, New York to support restaurant expansion plans. A full-service commissary in Des Moines, Iowa is planned for mid-1997. The Company's other full-service commissaries are in Orlando, Florida; Louisville, Kentucky; Raleigh, North Carolina; and Jackson, Mississippi.

  The Company sets quality standards for all products used in Papa John's restaurants and designates approved outside suppliers of food and paper products which must meet the Company's quality standards. In order to ensure product quality and consistency, all Papa John's restaurants are required to purchase proprietary spice mix and dough from the Company's commissaries. Franchisees may purchase other goods directly from approved suppliers or the Company's commissaries. The Company has negotiated national purchasing agreements with most of its suppliers. These agreements result in volume discounts to the Company, allowing it to sell the products to franchisees at prices below those which franchisees can normally obtain independently. Products are distributed to restaurants by refrigerated trucks leased and operated by the Company or transported by common carrier.

  All of the equipment, counters and smallwares needed to open a Papa John's restaurant are available for purchase through the Company. The Company also provides layout and design services and recommends subcontractors, signage installers and telephone systems to its franchisees. Although not required to do so, substantially all of the Company's franchisees purchase most of their equipment from the Company.


MARKETING PROGRAMS

  The Company's restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. The local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. Where appropriate, the Company supplements local marketing efforts with radio and television advertising.

  In addition to extensive local store marketing, all Company-owned and franchised Papa John's restaurants within a co-developed market are required to join an advertising cooperative ("Co-op"). Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as radio, television and billboards. The rate of contribution and uses of the monies collected is determined by a majority vote of the Co-op's members. The restaurant-level and Co-op marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John's Marketing Fund, Inc., a non-profit corporation (the "Marketing Fund"), for use by both the Company and its franchisees. The required Marketing Fund contribution can be up to 1.5% of sales, as established from time to time by the governing board of the Marketing Fund (currently .5%). The required contribution can be increased above 1.5% only upon approval of not less than 60% of Marketing Fund members.

  The Company also provides both Company-owned and franchised restaurants with catalogs for uniforms and promotional items and pre-approved, print marketing materials. These items can be ordered through toll-free "800" numbers.

COMPANY OPERATIONS

  Restaurant Personnel. A typical Papa John's restaurant employs a restaurant manager, two assistant managers and approximately 20 hourly employees, most of whom work part-time. The manager is responsible for the day-to-day operation of the restaurant and for the maintenance of Company-established operating standards. The Company seeks to hire experienced restaurant managers and staff and motivate and retain them by providing opportunities for advancement and performance-based, financial and stock incentives. The Company has a relatively low managerial turnover rate which it believes results in decreased training costs and higher productivity.

  The Company employs area supervisors, each of whom has responsibility for overseeing three to five Company-owned restaurants. The Company also employs regional vice presidents and district managers who oversee area supervisors and managers within their respective markets. These employees are also eligible to earn performance-based financial and stock incentives.

  Training. The Company has 54 employees dedicated to training and new restaurant openings, including a full-time coordinator in each of its markets. The Company provides an on-site training team three days before and three days after the opening of each Company-owned restaurant. Each regional vice president, district manager, area supervisor and restaurant manager is required to complete the Company's two-week training program in which instruction is given on all aspects of the Company's systems and operations. The program includes classroom instruction and hands-on training at an operating Papa John's restaurant. The programs are conducted at the Company's 16 regional training centers located within operating Company-owned restaurants.
The Company's training also includes an education and safety program for its delivery drivers.

  Point of Sale Technology. Point of sale technology was in place in all Company-owned restaurants and 641 franchised restaurants at the end of 1996. The Company believes this technology increases speed and accuracy in order taking and pricing, reduces paper work and allows the restaurant manager to better monitor and control food and labor costs. All Company-owned stores are using a proprietary point of sale system, The Papa John's PROFIT System, which will also be installed in substantially all franchised restaurants by the end of 1998. The Company believes the PROFIT System will further enhance restaurant-level marketing capabilities through the development of a data base containing information on customers and their buying habits with respect to the Company's products. Polling capabilities will allow the Company to obtain current restaurant operating information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting.

  Reporting. Managers at Company-owned restaurants prepare daily reports of sales, cash deposits and operating costs. Physical inventories of all food and beverage items are taken weekly. The
Company's area supervisors prepare weekly profit and loss statements for each of the restaurants under their supervision. The Company's Chief Operating Officer meets on a monthly basis with regional vice presidents, district managers and area supervisors to discuss restaurant sales and operations, personnel needs and product quality.

  Hours of Operations. Papa John's restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday.

FRANCHISE PROGRAM

  General. The Company continues to attract many franchisees with significant restaurant experience. The Company considers its franchisees to be a vital part of the system's continued growth and believes its relationship with its franchisees is excellent. At December 29, 1996, there were 857 franchised restaurants operating in 32 states and the Company has development agreements for approximately 675 additional franchised restaurants committed to open through 2000. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. During the 1996 fiscal year, 224 franchised restaurants were opened.

  Approval. Franchisees are approved on the basis of the applicant's business background, restaurant operating experience and financial resources. The Company generally seeks franchisees who will enter into development agreements for multiple restaurants. The Company seeks franchisees that have restaurant experience or, in the case of franchisees who do not have restaurant experience, the Company requires the franchisee to hire a full-time operator who has either an equity interest or the right to acquire an equity interest in the franchise operation.

  Development and Franchise Agreements. The Company enters into development agreements with its franchisees for the opening of a specified number of restaurants over a defined period of time within a specified geographic area. Under the Company's current standard development agreement, the franchisee is required to pay, at the time of signing the agreement, a non-refundable fee of $5,000 per restaurant covered by the development agreement. This amount is credited against the standard $20,000 franchise fee payable to the Company upon signing the franchise agreement for a specific location. Generally, a franchise agreement is executed when a franchisee secures a location.

  The Company's current standard franchise agreement provides for a term of 10 years (with one five-year renewal option) and payment to the Company of a royalty fee of 4% of sales. The current standard franchise agreement, as well as substantially all existing franchise agreements, permit the Company to increase the royalty fee up to 5% of sales after the agreement has been in effect for five years. However, the royalty fee cannot be increased to an amount greater than the percentage royalty fee then in effect for new franchisees.

  The Company has the right to terminate any franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise.

  The Company considers, and has entered into, development and franchise agreements for non-traditional restaurant units. These agreements generally cover areas not originally targeted for development and have terms differing from the standard agreement. The Company does not believe these contracts have a significant impact on revenues or profits.

  Franchise Restaurant Development. The Company furnishes each franchisee with assistance in selecting sites and developing restaurants and the physical specifications for typical restaurants. Each franchisee is responsible for selecting the location for its restaurants but must obtain Company approval of restaurant design and location based on accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic. The Company provides design plans, counters and equipment for most franchisee locations at competitive prices.

  Franchisee Loan Program. At the beginning of the second quarter of 1996, the Company established a program under which selected franchisees developing ten or more Papa John's restaurants may borrow funds for use in the construction and development of their restaurants. Under the program, loans will typically bear interest at fixed or floating rates (ranging from 5.5% to 9.25% at December 29, 1996), and will be secured by the fixtures, equipment and signage (and where applicable, the land) of each restaurant and the ownership interests in the franchisee. In some instances, the Company may obtain a purchase option with respect to the financed restaurants. A franchisee utilizing the loan program must open at least 20% of the restaurants covered by the franchisee's development agreement with its own equity capital prior to receiving funds from the Company under the program.

  Franchise Training and Support. Every franchisee is required to have a principal operator approved by the Company who satisfactorily completes the Company's two-week training program and who devotes his or her full business time and efforts to the operation of the franchisee's restaurants. Each franchised restaurant manager is also required to complete the Company's two-week training program. The Company provides an on-site training crew three days before and three days after the opening of a franchisee's first two restaurants and ongoing supervision thereafter. Multi-unit franchisees are encouraged to hire a full-time training coordinator to train new employees for their restaurants. The Company's franchise consultants, reporting to the Vice President of Franchise Operations, maintain open communication with the franchise community, relaying operating and marketing information and new ideas between the Company and franchisees.

  Franchise Operations. All franchisees are required to operate their Papa John's restaurants in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

  Franchise Advisory Board. The Company has established a Franchise Advisory Board that consists of Company and franchisee representatives. The Advisory Board holds quarterly meetings to discuss new marketing ideas, operations, growth and other relevant issues.

  Reporting. The Company collects weekly and monthly sales and other operating information from its franchisees. The Company has agreements with most of its franchisees permitting the Company to electronically debit the franchisees' bank accounts for the payment of royalties, Marketing Fund contributions and purchases of commissary products from the Company. This system significantly reduces the resources needed to process receivables, improves cash flow and virtually eliminates past-due accounts related to these items. Franchisees generally are required to purchase and install the Papa John's PROFIT System in their
restaurants.  See "Company Operations   Point of Sale Technology."

COMPETITION

  The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well established competitors with substantially greater financial and other resources than the Company. Competitors include a large number of national and regional restaurant chains, as well as local pizza operators. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are, or may be, located. Within the pizza segment of the restaurant industry, the Company believes that its primary competitors are the national pizza chains, including Pizza Hut, Domino's and Little Caesars. A change in the pricing or other marketing strategies of one or more of these competitors could have an adverse impact on the Company's sales and earnings.

  The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

  With respect to the sale of franchises, the Company competes with many franchisors of restaurants and other business concepts. In general, there is also active competition for management personnel, capital and attractive commercial real estate sites suitable for Papa John's restaurants.

GOVERNMENT REGULATION

  The Company and its franchisees are subject to various federal, state and local laws affecting the operation of their respective businesses. Each Papa John's restaurant is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new restaurant in a particular area. The Company's commissary and distribution facilities are licensed and subject to regulation by state and local health and fire codes, and the operation of its trucks is subject to Department of Transportation regulations. The Company is also subject to federal and state environmental regulations.

  The Company is subject to Federal Trade Commission ("FTC") regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities.

Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time (some of which are now pending) which would provide for federal registration of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

  Papa John's restaurant operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. A significant number of the Company's hourly personnel are paid at rates related to the federal minimum wage. In 1996, pursuant to the Fair Labor Standards Act, the federal minimum wage was increased to $4.75 and will be further increased to $5.15 in 1997. The Company does not believe that these increases will significantly impact 1997 or future years' operating results. Further government initiatives, if enacted, including a proposed system of mandated health insurance, could adversely affect the Company and its franchisees as well as the restaurant industry in general. The Company is also subject to the Americans With Disabilities Act of 1990, which, among other things, may require certain minor renovations to its restaurants to meet federally-mandated requirements. The cost of these renovations is not expected to be material to the Company.

TRADEMARKS

  The Company's rights in its trademarks and service marks are a significant part of its business. The Company is the owner of the federal registration of the trademark "Papa John's." The Company has also registered "Pizza Papa John's" and design as a trademark and a service mark. The Company owns federal registrations for the marks "Pizza Papa John's Delivering the Perfect Pizza!" and design, "Call your Papa", "Perfect Pizza Perfect Price", "Delivering the Perfect Pizza!" and "Pizza Papa John's Print Network."

  The Company has applied for the registration of "Better Ingredients. Better Pizza." and "Perfect Original" and design as trademarks and service marks. The Company is aware of the use by other persons in certain geographic areas of names and marks which are the same as or similar to the Company's marks. It is the Company's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

EMPLOYEES

  As of December 29, 1996, the Company employed 9,544 persons, of whom approximately 8,277 were restaurant employees, 398 were restaurant management and supervisory personnel, 354 were corporate personnel and 515 were commissary and support services personnel. Most restaurant employees work part-time and are paid on an hourly basis. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

FORWARD LOOKING STATEMENTS

  This Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act ), including information within Management's Discussion and Analysis. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. Although the Company believes that its expectations are based on reasonable assumptions, actual results may differ materially from those in the forwarding looking statements as a result of various factors, including but not limited to, the following:

  1. The ability of the Company and its franchisees to continue to expand through the opening of new restaurants is affected by a number of factors, many of which are beyond the control of the Company and its franchisees. These factors include, among other things, selection and availability of suitable restaurant locations, negotiation of suitable lease or financing terms, constraints on permitting and construction of other restaurants, higher than anticipated construction costs, and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that the Company or its franchisees will be able to meet planned growth targets or open restaurants in markets now targeted for expansion.

  2. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well established competitors with substantially greater financial and other resources than the Company and its franchisees. Some of these competitors have been in existence for a substantially longer period than the Company or its franchisees and may be better established in the markets where restaurants operated by the Company or its franchisees are, or may be, located. A change in the pricing or other marketing or promotional strategies of one or more of the Company's major competitors could have an adverse impact on sales and earnings at restaurants operated by the Company and its franchisees.

  3. Changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants as well as increased food and other costs could adversely affect the Company's restaurant business.

  4. The Company's restaurant operations are subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. A significant number of hourly personnel employed by the Company and its franchisees are paid at rates related to the federal minimum wage. Accordingly, further increases in the minimum wage will increase labor costs for the Company and its franchisees.

ITEM 2.  PROPERTIES

  At December 29, 1996, the Company and its franchisees operated 1,160 Papa John's restaurants.

                       COMPANY-OWNED RESTAURANTS
                       -------------------------
                                                   NUMBER OF
                                                  RESTAURANTS
                                                  -----------
     Colorado . . . . . . . . . . . . . . . . . .      8
     Washington, D.C. . . . . . . . . . . . . . .      3
     Florida  . . . . . . . . . . . . . . . . . .     38
     Georgia  . . . . . . . . . . . . . . . . . .     53
     Illinois . . . . . . . . . . . . . . . . . .      1
     Indiana  . . . . . . . . . . . . . . . . . .     25
     Kentucky . . . . . . . . . . . . . . . . . .     27
     Maryland . . . . . . . . . . . . . . . . . .     38
     Missouri . . . . . . . . . . . . . . . . . .     12
     North Carolina . . . . . . . . . . . . . . .     22
     South Carolina . . . . . . . . . . . . . . .      2
     Tennessee  . . . . . . . . . . . . . . . . .     26
     Texas  . . . . . . . . . . . . . . . . . . .     36
     Virginia . . . . . . . . . . . . . . . . . .     12
                                                  ------
              Total Company-owned Restaurants . .    303
                                                  ======

                         FRANCHISED RESTAURANTS
                         ----------------------
                                                   NUMBER OF
                                                  RESTAURANTS
                                                  -----------
     Alabama  . . . . . . . . . . . . . . . . . .     36
     Arkansas . . . . . . . . . . . . . . . . . .     11
     Colorado . . . . . . . . . . . . . . . . . .      6
     Connecticut  . . . . . . . . . . . . . . . .      1
     Florida  . . . . . . . . . . . . . . . . . .    113
     Georgia  . . . . . . . . . . . . . . . . . .     36
     Illinois . . . . . . . . . . . . . . . . . .     41
     Indiana  . . . . . . . . . . . . . . . . . .     58
     Iowa . . . . . . . . . . . . . . . . . . . .      6
     Kansas . . . . . . . . . . . . . . . . . . .      5
     Kentucky . . . . . . . . . . . . . . . . . .     43
     Louisiana  . . . . . . . . . . . . . . . . .     24
     Maryland . . . . . . . . . . . . . . . . . .      9
     Michigan . . . . . . . . . . . . . . . . . .     14
     Minnesota  . . . . . . . . . . . . . . . . .     15
     Mississippi  . . . . . . . . . . . . . . . .     13
     Missouri . . . . . . . . . . . . . . . . . .     19
     Nebraska . . . . . . . . . . . . . . . . . .      3
     New Jersey . . . . . . . . . . . . . . . . .      5
     New York . . . . . . . . . . . . . . . . . .      1
     North Carolina . . . . . . . . . . . . . . .     40
     Ohio . . . . . . . . . . . . . . . . . . . .    121
     Oklahoma . . . . . . . . . . . . . . . . . .      7
     Pennsylvania . . . . . . . . . . . . . . . .     24
     South Carolina . . . . . . . . . . . . . . .     26
     Tennessee  . . . . . . . . . . . . . . . . .     36
     Texas  . . . . . . . . . . . . . . . . . . .     58
     Utah . . . . . . . . . . . . . . . . . . . .      1
     Virginia . . . . . . . . . . . . . . . . . .     56
     West Virginia  . . . . . . . . . . . . . . .     14
     Wisconsin  . . . . . . . . . . . . . . . . .     14
     Wyoming  . . . . . . . . . . . . . . . . . .      1
                                                  ------
              Total Franchised Restaurants  . . .    857
                                                  ======


     Most Papa John's restaurants are located in leased space. The initial term of most restaurant leases is five years or less with most leases providing for one or more options to renew for at least one additional term. Virtually all of the Company's leases specify a fixed annual rent. Generally, the leases are triple net leases which require the Company to pay all or a portion of the cost of insurance, taxes and utilities. Certain leases further provide that the lease payments may be increased annually based on changes in the Consumer Price Index.

     Information with respect to the Company's leased commissaries and other facilities is set out below.

                   Facility               Square Footage
                   --------               --------------

     Louisville, KY Corporate Headquarters        31,000
     Louisville, KY Commissary                    35,000
     Jackson, MS Commissary                       30,000
     Raleigh, NC Commissary                       23,000
     Dallas, TX Distribution Center               12,000
     Denver, CO Commissary                        21,000
     Phoenix, AZ Distribution Center              26,000
     Des Moines, IA Commissary                    31,000
     Rotterdam, NY Commissary                     40,000

     In addition, the Company owns approximately five acres in Orlando on which it constructed a 63,000 square foot full-service commissary to replace its former Orlando dough production facility. The Company believes that it will continue to need additional office and commissary space.

     The Company owns approximately 37 acres in Louisville, Kentucky, and has built a 40,000 square foot building on the land consolidating its printing and promotional operations. The Company plans to begin construction of an additional facility on the land in 1997 of approximately 250,000 square feet, approximately 50% of which will accommodate relocation and expansion of the Louisville commissary operation and Novel Approach promotional division and the remainder of which will accommodate relocation and consolidation of corporate offices. The facility is scheduled for completion in mid-1998.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to claims and legal actions in the ordinary course of its business. The Company believes that all such claims and actions currently pending against it are either adequately covered by insurance or would not have a material adverse effect on the Company if decided in a manner unfavorable to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the current executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an officer of the Company:

                                                                     First
                                                                    Elected
                                                                   Executive
 Name                          Age            Position              Officer
 ----                          ---            --------             ---------
 John H. Schnatter              35    Founder, Chairman  and         1985
                                      Chief Executive Officer

 Charles W. Schnatter           34    Senior Vice President,         1991
                                       General Counsel and Secretary

 Blaine E. Hurst                40    President                      1995


 E. Drucilla Milby              43    Chief Financial Officer        1991
                                      and Treasurer

 Wade S. Oney                   36    Chief Operating Officer        1995

 Robert J. Wadell               41    President - PJ Food            1990
                                      Service, Inc.

 Richard J. Emmett              41    Senior Vice President -        1992
                                      Development

 J. David Flanery               40    Vice President and             1994
                                      Corporate Controller

 Syl J. Sosnowski               55    Vice President                 1995
                                      Marketing and Support
                                      Services

        John Schnatter created the Papa John's concept and founded the Company in 1985. He has served as Chairman of the Board and Chief Executive Officer since 1990, and from 1985 to 1990, served as President. John Schnatter has also been a franchisee of the Company since 1986.

        Charles Schnatter has served as General Counsel and Secretary since 1991 and has been a Senior Vice President of the Company since 1993. From 1988 to 1991, he was an attorney with Greenebaum Doll & McDonald PLLC, Louisville, Kentucky, a law firm which provides legal services to the Company. Charles Schnatter has been a franchisee of the Company since 1989.

        Blaine Hurst has served as President since October 1996 and from October 1995 to October 1996 served as Chief Information Officer after having joined the Company in January 1995 as Vice President of Information Systems. From 1993 to 1995, Mr. Hurst was Vice President of Information Systems for Boston Chicken, Inc. From 1989 to 1993, Mr. Hurst was a consulting partner with Ernst & Young LLP. Mr. Hurst has been a franchisee of the Company since 1996.

        Dru Milby was appointed Chief Financial Officer in October 1995 and has served as Treasurer since 1993. Ms. Milby was the Company's
Vice President   Finance from 1991 to 1995.  From 1990 to 1991, Ms.
Milby was Director of Financial Planning for American Air Filter. From 1987 to 1990, Ms. Milby was Manager of Financial Reporting and Systems Support for KFC International, the operator and franchisor of KFC restaurants. From 1983 to 1987, Ms. Milby held various positions with KFC International and KFC USA in the areas of general accounting, financial reporting and financial systems. Ms. Milby is a licensed Certified Public Accountant and Certified Management Accountant.

        Wade Oney was appointed Chief Operating Officer in April 1995. From 1992 to 1995, Mr. Oney served as the Company's Regional Vice President of Southeast Operations. From 1989 to 1992, Mr. Oney held various positions with Domino's Pizza, Inc. as follows: from 1991 to 1992, Senior Vice President, Northeast; from 1990 to 1991 Senior Vice President, Product Implementation; and from 1989 to 1990, Vice President of Operations. Mr. Oney has been a franchisee of the Company since 1993.

        Robert Wadell was appointed President of PJ Food Service, Inc. in October 1995 after having served as Vice President of Commissary Operations from 1990 to 1995. From 1988 to 1990, Mr. Wadell was employed with Mr. Gatti's in the position of Regional Franchise Director, responsible for overseeing the operations of 65 franchised restaurants in an eight-state area. From 1983 to 1988, Mr. Wadell was an Area Supervisor for Mr. Gatti's, and from 1979 to 1983, was a store operator for Mr. Gatti's.

        Richard Emmett has been Senior Vice President Development since August 1996. From 1992 to 1996, Mr. Emmett was Vice President and Senior Counsel. From 1983 to 1992, Mr. Emmett was an attorney with the law firm of Greenebaum Doll & McDonald PLLC, having become a partner of such firm in 1989. Mr. Emmett has been a franchisee of the Company since 1992.

        David Flanery has served as Vice President since July 1995 after having joined the Company in 1994 as Corporate Controller. From 1979 to 1994, Mr. Flanery was with Ernst & Young LLP in a variety of positions, most recently as Senior Audit Manager. Mr. Flanery is a licensed Certified Public Accountant.

        Syl Sosnowski joined the Company in August 1995 and became Vice President of Marketing in October 1995. From 1990 to 1995, Mr. Sosnowski served as Vice President of Marketing and Sales for Carvel Corporation.

        John and Charles Schnatter are brothers. There are no other family relationships among the Company's executive officers and other key personnel.

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol PZZA. At March 18, 1997, there were approximately 568 record holders of common stock. The following table sets forth for the quarters indicated the high and low sale prices of the Company's common stock, as reported by The Nasdaq Stock Market. All sale prices have been adjusted to reflect a 3-for-2 stock split to stockholders of record on March 12, 1996, and an additional 3-for-2 stock split to stockholders of record on November 8, 1996. Each stock split was effected in the form of a 50% stock dividend.


1996                   HIGH           LOW
First Quarter        $ 29.83        $ 16.80
Second Quarter         35.33          25.67
Third Quarter          35.00          26.00
Fourth Quarter         37.33          29.50


1995                   HIGH           LOW

First Quarter        $ 14.89        $ 12.00
Second Quarter         17.00          13.89
Third Quarter          22.22          15.22
Fourth Quarter         21.17          15.78


Since its initial public offering of common stock in June 1993, the Company has not paid dividends on its common stock, and has no plans to do so in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data presented below for each of the years in the five year period ended December 29, 1996 was derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.


(In thousands, except per share data)                                  Year Ended (1)
                                               ---------------------------------------------------------
                                                Dec.29,   Dec.31,   Dec.25,       Dec.26,       Dec.27,
                                                 1996      1995      1994          1993          1992
                                               ---------------------------------------------------------
System-wide Sales
 Company-owned                                 $167,982    $111,747    $ 66,267     $ 32,505    $ 20,033
 Franchised                                     451,214     347,003     231,343      133,846      62,025
                                               ---------------------------------------------------------
 Total                                         $619,196    $458,750    $297,610     $166,351    $ 82,058
                                               =========================================================

Income Statement Data
 Revenues:
    Restaurant sales                           $167,982    $111,747    $ 66,267     $ 32,505    $ 20,033
    Franchise royalties                          17,827      13,561       9,163        5,290       2,481
    Franchise and development fees                4,286       3,508       3,274        2,379       1,374
    Commissary sales                            142,998     105,874      67,515       41,013      20,684
    Equipment and other sales                    26,959      18,665      15,316        8,046       5,056
                                               ---------------------------------------------------------
 Total revenues                                 360,052     253,355     161,535       89,233      49,628
 Operating income (2)                            25,629      15,819      10,064        6,221       3,999
 Other income (expense)                           3,917       1,910       1,318          247         (14)
                                               ---------------------------------------------------------
 Income before income taxes(2)                   29,546      17,729      11,382        6,468       3,985
 Income tax expense(2)                           10,932       6,525       4,182        2,393       1,475
                                               ---------------------------------------------------------
 Net income(2)                                 $ 18,614    $ 11,204    $  7,200   $    4,075    $  2,510
                                               =========================================================
 Net income per share(2) (3)                   $    .66    $    .45    $    .31   $      .20    $    .13
                                               =========================================================
 Weighted average shares
    outstanding(3)                               28,010      25,139      23,525       20,191      18,788
                                               =========================================================
Balance Sheet Data
  Total assets                                 $212,061    $128,819    $ 76,173   $   27,789    $  7,852
  Long-term debt                                  1,680       2,510       1,279        -           1,161
  Stockholders' equity                          180,643     106,282      62,609       19,269       2,418



(1) The Company operates on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 1995 fiscal year consisted of 53 weeks and the 1996, 1994, 1993 and 1992 fiscal years consisted of 52 weeks.

(2) Information for 1993 and 1992 reflects pro forma adjustments assuming that the Company had been treated as a C Corporation rather than an S Corporation for income tax purposes, with assumed combined federal, state and local effective income tax rates aggregating 37%, and the Company's compensation program for the top three executive officers that was adopted during 1993 had been in effect for both years which would have reduced compensation expense by $154,000 for 1993 and $837,000 for 1992.

(3) Adjusted to reflect 3-for-2 stock splits effected in the form of a 50% stock dividend to stockholders of record on March 12, 1996 and November
8, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Papa John's International, Inc. (the "Company") began operations in 1985 with the opening of the first Papa John's restaurant in Jeffersonville, Indiana. At December 29, 1996, there were 1,160 Papa John's restaurants in operation, consisting of 303 Company-owned and 857 franchised restaurants. The Company's revenues are principally derived from sales by Company-owned restaurants, franchise royalties, franchise and development fees, sales of food and paper products to franchisees, sales of restaurant equipment and printing and promotional items principally to franchisees and information systems sales and related services provided to franchisees.

The Company intends to continue to expand the number of Company-owned and franchised restaurants. The Company's expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling the Company to take advantage of operational, distribution and advertising efficiencies. The Company believes that its expansion strategy has contributed to increases in comparable annual sales for Company-owned restaurants of 11.9% in 1996, 9.0% in 1995 and 13.8% in 1994. The Company anticipates that future comparable sales increases, if any, will be at a lesser rate than in recent periods. Average sales for Company-owned restaurants open a full year increased to $682,000 for 1996 from $657,000 for 1995. This increase is attributable to continuing strong sales of maturing stores and to the fact that several new markets were entered in 1994, with generally lower sales volumes throughout 1995 as those markets were built out. Average sales volumes in new markets are generally lower than in those markets in which the Company has established a significant market position, although recent trends indicate that new markets are opening with stronger than historical sales volumes.

Approximately 47% of the Company's revenues for 1996 and 49% for 1995 were derived from the sale to franchisees of food and paper products, restaurant equipment, printing and promotional items and information systems equipment and software and related services by the Company, its commissary subsidiary, PJ Food Service, Inc., and the Company's support services subsidiary, Printing & Promotions, Inc. The Company believes that, in addition to supporting both Company and franchised growth, these subsidiaries contribute to product quality and consistency throughout the Papa John's system.

The Company continually strives to obtain high quality sites with greater access and visibility, and to enhance the appearance and quality of its restaurants. The Company believes that these factors improve Papa John's image and brand awareness. During 1995 and 1996, the Company pursued a greater number of free-standing locations and expects to continue this strategy in 1997.

The average cash investment for the 66 Company-owned restaurants opened during 1996, exclusive of land and pre-opening costs, increased to approximately $208,000 from $205,000 for the 61 units opened in 1995. This increase was primarily due to higher average costs of free-standing units and increased signage and leasehold improvement costs. The Company expects the average cash investment for restaurants opening in 1997 to approximate $240,000, although there can be no assurance that actual costs will not exceed this amount. The primary reason for the projected increase in average cash investment for 1997 restaurant openings is an increase in the percentage of planned free-standing units in 1997.

Pre-opening costs are capitalized and amortized on a straight-line basis over a period of one year from the opening date of the restaurant or commissary facility. The Company does not expect the adoption of proposed new accounting guidance requiring that pre-opening costs be expensed as incurred to significantly impact future operating income due to the relative consistency of new facility openings and length of the current amortization period. The Company defers certain costs incurred in connection with the development of its information systems and amortizes such costs over periods of up to five years from the date of completion.

The Company's fiscal year ends on the last Sunday in December of each year. The 1996 and 1994 fiscal years consisted of 52 weeks and the 1995 fiscal year consisted of 53 weeks.

The Board of Directors approved a 3-for-2 stock split in February 1996 and an additional 3-for-2 stock split in October 1996, each of which was effected in the form of a 50% stock dividend. All share data included in this Annual Report have been restated to reflect these stock splits.

RESULTS OF OPERATIONS

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

                                                                       Year Ended
                                                             -------------------------------
                                                             Dec.29,     Dec.31,     Dec.25,
                                                              1996        1995        1994
                                                             -------------------------------
Income Statement Data:
Revenues:
  Restaurant sales                                            46.7%       44.1%       41.0%
  Franchise royalties                                          4.9         5.3         5.7
  Franchise and development fees                               1.2         1.4         2.0
  Commissary sales                                            39.7        41.8        41.8
  Equipment and other sales                                    7.5         7.4         9.5
                                                             -------------------------------
    Total revenues                                           100.0       100.0       100.0
Costs and expenses:
  Restaurant cost of sales(1)                                 28.0        28.4        28.8
  Restaurant operating expenses(1)                            54.9        54.8        56.5
  Commissary, equipment and other expenses(2)                 91.1        93.1        93.7
  General and administrative expenses                          7.4         7.9         7.6
  Depreciation and amortization                                3.8         3.4         3.2
    Total costs and expenses                                  92.9        93.8        93.8
                                                             -------------------------------
Operating income                                               7.1         6.2         6.2
Other income:
  Investment income                                            1.0         0.7         0.7
  Other                                                        0.1         0.1         0.1
                                                             -------------------------------
Income before income taxes                                     8.2         7.0         7.0
Income tax expense                                             3.0         2.6         2.5
                                                             -------------------------------
   Net income                                                  5.2%        4.4%        4.5%
                                                             ===============================


(1) As a percenntage of Restaurant sales.
(2) As a percentage of Commissary sales and Equipment and other sales on a combined basis.


                                                                               Year Ended
                                                             -------------------------------------------
                                                                  Dec.29,         Dec.31,      Dec.25,
                                                                   1996            1995          1994
                                                             -------------------------------------------
Restaurant Data:
Percentage increase in comparable Company-owned
  restaurant sales(3)                                                 11.9%            9.0%         13.8%
Average sales for Company-owned restaurants
  open full year                                              $    682,000   $     657,000  $    663,000
Number of Company-owned restaurants:
    Beginning of period                                                217            133             76
    Opened                                                              66             61             53
    Closed                                                              (2)           -              -
    Acquired(4)                                                         22             23              4
                                                             -------------------------------------------
    End of period                                                      303            217            133
Number of franchised restaurants:
    Beginning of period                                                661            499            324
    Opened                                                             224            190            180
    Closed                                                              (6)            (5)            (1)
    Sold to Company (4)                                                (22)           (23)            (4)
                                                             -------------------------------------------
    End of period                                                      857            661            499
                                                             -------------------------------------------
Total restaurants - end of period                                    1,160            878            632
                                                             ===========================================

(3) Includes only Company-owned restaurants open throughout the periods being compared.
(4) The number for 1994 is reduced by one restaurant sold by the Company to a franchisee.

1996 COMPARED TO 1995

Revenues. Total revenues increased 42.1% to $360.1 million in 1996, from $253.4 million in 1995.

Restaurant sales increased 50.3% to $168.0 million in 1996, from $111.7 million in 1995. This increase was primarily due to a 44.3% increase in the number of equivalent Company-owned restaurants open during 1996 as compared to 1995. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, comparable sales increased 11.9% in 1996 over 1995, for Company-owned restaurants open throughout both years.

Franchise royalties increased 31.5% to $17.8 million in 1996, from $13.6 million in 1995. This increase was primarily due to a 30.1% increase in the number of equivalent franchised restaurants open during 1996 as compared to 1995. Also, comparable sales increased 5.9% in 1996 over 1995, for franchised restaurants open throughout both years.

Franchise and development fees increased 22.2% to $4.3 million in 1996, from $3.5 million in 1995. This increase was primarily due to the 224 franchised restaurants opened during 1996, as compared to 190 opened during 1995, an increase of 17.9%, and an increasing number of franchise renewals.

Commissary sales increased 35.1% to $143.0 million in 1996, from $105.9 million in 1995. This increase was primarily due to the increases in equivalent franchised restaurants and comparable sales for franchised restaurants noted above. Additionally, sales for the Orlando commissary increased in 1996 as compared to 1995 due to its conversion from a dough production facility to a full-service commissary and distribution center beginning in August 1995.

Equipment and other sales increased 44.4% to $27.0 million in 1996, from $18.7 million in 1995. This increase was primarily due to the increase in equivalent franchised restaurants open during 1996 as compared to 1995, the increase in franchised restaurants opened during 1996 as compared to 1995 and the increased installations of point of sale technology (the Papa John's PROFIT System) in franchised restaurants during 1996 as compared to 1995.

Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurants sales to 28.0% in 1996, from 28.4% in 1995. The primary reason for the decrease is attributable to increased efficiencies at both mature and newly-opened stores, offset somewhat by higher average cheese prices for the year.

Restaurant salaries and benefits (26.7% in 1996 and 26.8% in 1995) and occupancy costs (5.1% in 1996 and 5.3% in 1995) decreased slightly as a percentage of restaurant sales primarily as a result of efficiencies related to strong restaurant sales and a generally maturing restaurant base.

Restaurant advertising and related costs increased as a percentage of restaurant sales to 9.6% in 1996, from 9.4% in 1995. The increase was primarily driven by fourth quarter advertising campaigns related to the rollout of the new Papa John's "Better Thin" product to all markets.

Other restaurant operating expenses increased as a percentage of restaurant sales to 13.6% for 1996, from 13.3% for 1995. Other operating expenses include all other restaurant-level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, telephone costs, training costs and workers compensation insurance. Other operating expenses also include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants. The increase in other restaurant operating expenses was primarily due to an increased emphasis on managerial training programs throughout Company-owned restaurants during 1996.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, information systems and printing and promotional items to franchisees and other customers. These costs decreased as a percentage of combined commissary sales and equipment and other sales to 91.1% in 1996, from 93.1% in 1995. This improvement was primarily due to volume related operating efficiencies in the commissaries.

General and administrative expenses decreased as a percentage of total revenues to 7.4% in 1996, from 7.9% in 1995. The decrease was primarily due to improved organizational efficiencies over an increasing revenue base. Additionally, savings in certain insurance costs have been realized as a result of coverage changes implemented during the fourth quarter of 1995.

Depreciation and amortization increased as a percentage of total revenues to 3.8% in 1996, from 3.4% in 1995. This increase was primarily due to additional capital expenditures by the

Company, intangibles related to acquisitions, deferred pre-opening costs for newly-opened restaurants and commissaries and other deferred expenses, primarily systems development costs. These factors resulting in increased depreciation and amortization were partially offset by the impact of a change in the depreciable lives of certain restaurant equipment and signage effective at the beginning of the third quarter of 1995 to more accurately reflect the economic lives of such assets. The estimated useful life for ovens and certain other restaurant equipment was extended from five to seven years, and the estimated useful life for restaurant signage was extended from five to ten years.

Investment Income. Investment income increased to $3.5 million in 1996, from $1.7 million in 1995. Average investment balances increased during 1996, compared to 1995, as a result of the investment of the net proceeds of the Company's public offerings of common stock in August 1995 and May 1996.

Income Tax Expense. Income tax expense reflects a combined federal, state and local effective income tax rate of 37.0% in 1996, as compared to 36.8% in 1995. This increase was primarily due to the impact of higher federal and state statutory income tax rates due to higher taxable income levels, substantially offset by the impact of tax-exempt income generated by the investment portfolio during 1996.


1995 COMPARED TO 1994

Revenues. Total revenues increased 56.8% to $253.4 million in 1995, from $161.5 million in 1994.

Restaurant sales increased 68.6% to $111.7 million in 1995, from $66.3 million in 1994. This increase was primarily due to a 58.3% increase in the number of equivalent Company- owned restaurants open during 1995 as compared to 1994. Also, comparable sales increased 9.0% in 1995 over 1994, for Company-owned restaurants open throughout both years.

Franchise royalties increased 48.0% to $13.6 million in 1995, from $9.2 million in 1994. This increase was primarily due to a 44.7% increase in the number of equivalent franchised restaurants open during 1995 as compared to 1994. Also, comparable sales increased 7.8% in 1995 over 1994, for franchised restaurants open throughout both years.

Franchise and development fees increased 7.2% to $3.5 million in 1995, from $3.3 million in 1994. This increase was primarily due to the 190 franchised restaurants opened during 1995, as compared to 180 opened during 1994, an increase of 5.6%.

Commissary sales increased 56.8% to $105.9 million in 1995, from $67.5 million in 1994. This increase was primarily due to the increases in equivalent franchised restaurants and comparable sales for franchised restaurants noted above. Additionally, sales for the Orlando commissary increased in 1995 as compared to 1994 due to its conversion from a dough production facility to a full-service commissary in August 1995.

Equipment and other sales increased 21.9% to $18.7 million in 1995, from $15.3 million in 1994. This increase was primarily due to the increase in equivalent franchised restaurants open during 1995 as compared to 1994, the increase in franchised restaurants opened during 1995 as compared to 1994 and a full year of operations in 1995 by the Company's Printing and

Promotions, Inc. subsidiary. This subsidiary was established in March 1994, following the Company's purchase of the assets of QC, Inc., a printing company which provided printed marketing materials for the Company and many of its franchisees.

Costs and Expenses. Restaurant cost of sales decreased as a percentage of restaurant sales to 28.4% in 1995, from 28.8% in 1994. This decrease was primarily due to lower product costs resulting from increased purchasing power and the impact of a severe winter storm which disrupted normal commissary distribution activities for several days during the first quarter of 1994 and required many of the Company's restaurants to utilize alternative, higher-cost suppliers during that period.

Advertising and related costs increased as a percentage of restaurant sales to 9.4% in 1995, from 8.9% in 1994. This increase was primarily due to increased levels of advertising during 1995, including promotions related to the Company's 10th Anniversary Celebration and the introduction of thin crust pizza in test markets, as well as the establishment of local advertising cooperatives as newer markets matured.

Occupancy costs were relatively consistent as a percentage of restaurant sales at 5.3% in 1995, as compared to 5.1% in 1994.

Restaurant salaries and benefits decreased as a percentage of restaurant sales to 26.8% in 1995, from 27.4% in 1994. Other restaurant operating expenses decreased as a percentage of restaurant sales to 13.4% in 1995, from 15.1% in 1994. The decreases in restaurant salaries and benefits and other restaurant operating expenses as a percentage of restaurant sales were primarily due to a smaller relative number of new restaurants opened during 1995 compared to 1994. Restaurant operating expenses historically have been higher as a percentage of restaurant sales in the early months of operations of new restaurants.

Commissary, equipment and other expenses decreased as a percentage of combined commissary sales and equipment and other sales to 93.1% in 1995, from 93.7% in 1994. This decrease was primarily due to increased commissary volumes and efficiencies (particularly at the Jackson commissary which was opened in May 1994, and accordingly had relatively higher costs in 1994 as compared to 1995), partially offset by the relatively higher costs associated with the start-up of the new Orlando commissary opened in August 1995.

General and administrative expenses increased as a percentage of total revenues to 7.9% in 1995, from 7.6% in 1994. This increase was primarily due to the hiring of additional corporate and restaurant management personnel as the Company continues to develop the infrastructure necessary to support its planned growth for 1996 and beyond.

Depreciation and amortization increased as a percentage of total revenues to 3.4% in 1995, from 3.2% in 1994. This increase was primarily due to additional capital expenditures by the Company, intangibles related to acquisitions and deferred pre-opening costs for newly- opened restaurants and commissaries and other deferred expenses. These factors resulting in increased depreciation and amortization were partially offset by the impact of a change in the depreciable lives of certain restaurant equipment and signage effective at the beginning of the third quarter of 1995 to more accurately reflect the economic lives of such assets. The estimated useful life for ovens and certain other restaurant equipment was extended from five to seven years, and the estimated useful life for restaurant signage was extended from five to ten years.

Investment Income. Investment income increased to $1.7 million in 1995, from $1.2 million in 1994. Average investment balances increased during 1995, compared to 1994, as a result of the investment by the Company of the net proceeds of public stock offerings in January and November 1994 and August 1995.

Income Tax Expense. Income tax expense reflects a combined federal, state and local effective income tax rate of 36.8% in 1995, as compared to 36.7% in 1994. This increase was primarily due to the impact of higher federal and state statutory income tax rates in 1995 due to higher taxable income levels, substantially offset by the impact of tax- exempt income generated by the investment portfolio during 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities and the funding of loans to franchisees under a program adopted during the second quarter of 1996. Total capital expenditures for 1996 were approximately $29.3 million. The total amount funded under the franchise loan program during 1996 was approximately $7.8 million.

During 1996, the Company purchased the assets of four Papa John's restaurants from franchisees for a total price of approximately $1.5 million, consisting of $30,000 in cash and the issuance of 51,800 shares of Company common stock. Also during 1996, the Company acquired eighteen franchised restaurants in a transaction accounted for as a pooling of interests. The Company issued 46,593 shares of its common stock valued at approximately $1.5 million and retired approximately $3.5 million of acquiree debt in connection with the acquisition.

The Company funded its requirements for capital expenditures, franchise loans and acquisitions principally through cash flow from operations, which was $29.8 million for 1996. Additionally, the Company received $50.6 million in net proceeds from the public offering of 1.7 million shares of its common stock in May 1996.

Total 1997 capital expenditures are expected to be approximately $58 million, primarily for the development of restaurants and the construction of new commissary facilities. Thus far in 1997, two additional commissary facilities have been opened-the Phoenix, Arizona distribution center in January and a full-service commissary in Rotterdam, New York in March. The Company also plans on opening a commissary in Des Moines, Iowa by mid-1997. Additionally, in mid-1998, the Company plans to open a 250,000 square foot facility in Louisville, Kentucky, approximately one-half of which will accommodate relocation and expansion of the Louisville commissary operations and Novel Approach promotional division and the remainder of which will accommodate relocation and consolidation of corporate offices. Capital costs expected to be incurred in 1997 related to this facility are included in the $58 million of planned 1997 capital expenditures.

Additionally, during 1997 the Company expects to fund approximately $8 to $12 million in loans under the franchisee loan program. Approximately $5.1 million was outstanding under this program as of December 29, 1996. The amounts actually funded during 1997 may vary as the Company continues to gain experience with the loan program.

Capital resources available at December 29, 1996 include $24.1 million of cash and cash equivalents, $65.1 million of investments and a $10 million line of credit expiring in June 1997. The Company expects to fund planned capital expenditures and disbursements under the franchise loan program for the next twelve months from these resources and operating cash flows.

IMPACT OF INFLATION

The Company does not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly labor, employee benefits or food costs, could have a significant impact on the Company. During 1997, the second phase of increases to the federal minimum wage will be implemented in accordance with the Fair Labor Standards Act of 1996. The Company does not believe that these increases will significantly impact 1997 or future years' operating results.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)


                                                                Year Ended
                                                 ----------------------------------------
                                                 December 29,  December 31,  December 25,
                                                      1996         1995          1994
                                                 ----------------------------------------
Revenues:
    Restaurant sales                                 $167,982      $111,747     $ 66,267
    Franchise royalties                                17,827        13,561        9,163
    Franchise and development fees                      4,286         3,508        3,274
    Commissary sales                                  142,998       105,874       67,515
    Equipment and other sales                          26,959        18,665       15,316
                                                 ----------------------------------------
Total revenues                                        360,052       253,355      161,535
Costs and expenses:
Restaurant expenses:
    Cost of sales                                      47,092        31,703       19,095
    Salaries and benefits                              44,774        29,946       18,168
    Advertising and related costs                      16,074        10,513        5,887
    Occupancy costs                                     8,527         5,896        3,358
    Other operating expenses                           22,801        14,913       10,011
                                                 ----------------------------------------
                                                      139,268        92,971       56,519
Commissary, equipment and other expenses:
    Cost of sales                                     134,771       101,342       68,745
    Salaries and benefits                               9,023         7,072        4,057
    Other operating expenses                           11,009         7,577        4,780
                                                 ----------------------------------------
                                                      154,803       115,991       77,582
General and administrative expenses                    26,694        19,954       12,266
Depreciation                                            9,063         5,776        3,367
Amortization                                            4,595         2,844        1,737
                                                 ----------------------------------------
Total costs and expenses                              334,423       237,536      151,471
Operating income                                       25,629        15,819       10,064
Other income:
    Investment income                                   3,484         1,659        1,156
    Other                                                 433           251          162
                                                 ----------------------------------------
Income before income taxes                             29,546        17,729       11,382
Income tax expense                                     10,932         6,525        4,182
                                                 ----------------------------------------
Net income                                             18,614        11,204        7,200
                                                 ========================================
Net income per share                                      .66           .45          .31
                                                 ========================================
Weighted average shares outstanding                    28,010        25,139       23,525
                                                 ========================================
Supplemental Data:
    Revenues from affiliates                         $ 47,012      $ 34,673    $  23,854
                                                 ========================================
    Other income                                     $     85      $     48    $      27
                                                 ========================================


See accompanying notes.


PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                          December 29,    December 31,
(Dollars in thousands, except per share amounts)              1996            1995
                                                          ----------------------------
Assets
Current assets:
   Cash and cash equivalents                               $ 24,063        $ 19,904
   Accounts receivable                                       10,169           8,105
   Accounts receivable-affiliates                             2,932           2,093
   Inventories                                                6,839           5,188
   Deferred pre-opening costs                                 2,654           1,936
   Prepaid expenses and other current assets                  1,591           1,092
                                                          ----------------------------
Total current assets                                         48,248          38,318
Investments                                                  65,067          24,394
Net property and equipment                                   80,717          56,699
Notes receivable from franchisees                             2,646             109
Notes receivable-affiliates                                   2,407             728
Other assets                                                 12,976           8,571
                                                          ----------------------------
Total assets                                               $212,061        $128,819
                                                          ============================


Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                       $ 13,105        $  9,388
    Accrued expenses                                          9,062           6,432
    Current maturities of long-term debt                        175             830
    Deferred income taxes                                       672             250
                                                          ----------------------------
Total current liabilities                                    23,014          16,900
Unearned franchise and development fees                       3,378           2,678
Long-term debt, less current maturities                       1,505           1,680
Deferred income taxes                                         3,285           1,034
Other long-term liabilities                                     236             245
Stockholders' equity:
    Preferred stock ($.Ol par value per share;
      authorized 5,000,000 shares, no shares issued)              -               -
    Common stock ($.Ol par value per share;
      authorized 35,000,000 shares, issued 28,776,348
      in 1996 and 26,768,637 in 1995)                           288             268
    Additional paid-in capital                              143,978          88,043
    Unrealized gain (loss) on investments                       977            (263)
    Retained earnings                                        35,882          18,838
    Treasury stock (36,460 shares in 1996 and 45,720
      shares in 1995, at cost)                                 (482)           (604)
                                                          ----------------------------
Total stockholders' equity                                  180,643         106,282
                                                          ----------------------------
Total liabilities and stockholders' equity                 $212,061        $128,819
                                                          ============================

See accompanying notes.

PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Additional       Unrealized                                Total
                                          Common       Paid-In      Gain (Loss) on  Retained     Treasury    Stockholders'
(In thousands)                             Stock       Capital        Investments   Earnings       Stock        Equity
--------------------------------------------------------------------------------------------------------------------------
Balance at December 27,1993                $208        $18,203         $    9       $   849       $    -        $ 19,269
Issuance of common stock                     31         34,967              -             -            -          34,998
Exercise of stock options                     5            285              -             -         (678)           (388)
Tax benefit related to exercise of
 non-qualified stock options                  -          2,039              -             -            -           2,039
Change in unrealized gain (loss)
 on investments                               -              -           (660)            -            -            (660)
Net income                                    -              -              -         7,200            -           7,200
Other                                         -            133              -           (47)          65             151
                                         -------------------------------------------------------------------------------
Balance at December 25,1994                 244         55,627           (651)        8,002         (613)         62,609
Issuance of common stock                     18         29,982              -             -            -          30,000
Exercise of stock options                     2            567              -             -            -             569
Tax benefit related to exercise of
 non-qualified stock options                  -          1,085              -             -            -           1,085
Acquisitions                                  4            782              -             -            -             786
Change in unrealized gain (loss)
 on investments                               -              -            388             -            -             388
Net income                                    -              -              -        11,204            -          11,204
Other                                         -              -              -          (368)           9            (359)
                                         -------------------------------------------------------------------------------

Balance at December 31,1995                 268         88,043           (263)       18,838         (604)        106,282
Issuance of common stock                     17         50,534              -             -            -          50,551
Exercise of stock options                     2          1,429              -             -            -           1,431
Tax benefit related to exercise of
 nonqualified stock options                   -          1,315              -             -            -           1,315
Acquisitions                                  1          2,602              -        (1,542)           -           1,061
Change in unrealized gain (loss)
 on investments                               -              -          1,240             -                        1,240
Net income                                    -              -              -        18,614            -          18,614
Other                                         -             55              -           (28)         122             149
                                         -------------------------------------------------------------------------------
Balance at December 29,1996                $288       $143,978         $  977       $35,882       $ (482)       $180,643
                                         ===============================================================================


See accompanying notes.

PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                                           Year Ended
                                                                    ------------------------------------------------------
                                                                    December 29,        December 31,       December 25,
                                                                        1996               1995                1994
                                                                    ------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                          $ 18,614           $  11,204           $   7,200
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                                      9,063                5,776               3,367
    Amortization                                                      5,241                2,960               1,893
    Deferred income taxes                                             1,956                1,249                   4
    Other                                                               430                  239                 145
    Changes in operating assets and liabilities:
        Accounts receivable                                          (2,903)              (4,701)             (1,644)
        Inventories                                                  (1,651)              (2,671)               (947)
        Deferred pre-opening costs                                   (4,247)              (3,282)             (1,680)
        Prepaid expenses and other current assets                      (499)                 (22)               (422)
        Other assets                                                 (3,253)              (2,074)               (234)
        Accounts payable                                               3,717               2,626               1,617
        Accrued expenses                                               2,630               2,376               1,749
        Unearned franchise and development fees                          700                 829                 (24)
                                                                    ------------------------------------------------
Net cash provided by operating activities                             29,798              14,509              11,024
Investing activities
Purchase of property and equipment                                   (28,792)            (32,683)            (18,581)
Purchase of investments                                              (65,031)            (15,247)            (64,897)
Proceeds from sale or maturity of investments                         26,572              12,387              51,227
Loans to franchisees                                                  (7,823)               (420)               (502)
Deferred systems development costs                                    (2,614)             (2,078)                  -
Acquisitions                                                             (30)               (673)             (1,855)
Other                                                                    161                 (81)               (547)
                                                                    ------------------------------------------------
Net cash used in investing activities                                (77,557)            (38,795)            (35,155)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                   -               2,000                   -
Payments on long-term debt                                            (1,367)             (2,492)               (447)
Proceeds from issuance of common stock                                50,551              30,000              34,998
Acquisition of treasury stock                                              -                   -                (678)
Proceeds from exercise of stock options                                1,431                 569                 290
Tax benefit related to exercise of non-qualified
 stock options                                                         1,315               1,085               2,039
Other                                                                    (12)                255                 (80)
                                                                    ------------------------------------------------
Net cash provided by financing activities                             51,918              31,417              36,122
                                                                    ------------------------------------------------
Net increase in cash and cash equivalents                              4,159               7,131              11,991
Cash and cash equivalents at beginning of year                        19,904              12,773                 782
                                                                    ------------------------------------------------
Cash and cash equivalents at end of year                            $ 24,063            $ 19,904            $ 12,773
                                                                    ================================================

See accompanying notes.

PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Papa John's International, Inc. (the "Company") operates and franchises pizza delivery and carry-out restaurants under the trademark "Papa John's", currently in 32 states and the District of Columbia. Substantially all revenues are derived from retail sales and delivery of pizza to the general public through Company-owned and franchised restaurants, sales of franchise and development rights and sales to franchisees of equipment, food products, supplies, printing and promotional items and information systems and related services used in their operations.

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year

The Company's fiscal year ends on the last Sunday in December of each year. The 1996 and 1994 fiscal years consisted of 52 weeks and the 1995 fiscal year consisted of 53 weeks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

Franchise fees are recognized when a franchised restaurant begins operations, at which time the Company has performed its obligations related to such fees. Fees received pursuant to development agreements which grant the right to develop franchised restaurants in future periods in specific geographic areas are deferred and recognized on a pro rata basis as the franchised restaurants subject to the development agreements begin operations. Both franchise and development fees are nonrefundable. Franchise royalties, which are based on a percentage of franchised restaurants' sales, are recognized as earned.

Cash Equivalents

Cash equivalents consist of all highly liquid investments with a maturity of three months or less at date of purchase. These investments are carried at cost which approximates fair value.

Accounts Receivable

Substantially all accounts receivable are due from franchisees for purchases of equipment, food products, supplies, printing and promotional items, and information systems and related services, and for royalties from December sales. Credit is extended based on an evaluation of the franchisee's financial condition and, generally, collateral is not required. The Company considers substantially all amounts to be collectible.

Inventories

Inventories, which consist of food products, paper goods and supplies, smallwares, store equipment and printing and promotional items, are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market.

Deferred Pre-Opening Costs

Pre-opening costs, which represent certain expenses incurred before a new restaurant or commissary facility opens, are capitalized and amortized on a straight-line basis over a period of one year from the facility's opening date. Total costs deferred were approximately $4.2 million in 1996, $3.0 million in 1995 and $1.7 million in 1994.

Investments

The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. All investment securities held by the Company at December 29, 1996, have been classified as available-for-sale. Available-for-sale securities are stated at fair value as determined primarily through quoted market prices. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, along with interest and dividends earned and realized gains and losses, are included in investment income. The cost of securities sold is based on the specific identification method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (generally five to ten years for restaurant, commissary and other equipment, and 20 to 25 years for buildings and improvements). Leasehold improvements are amortized over the terms of the respective leases, including the first renewal period (generally five to ten years).

Systems Development Costs

The Company defers certain systems development and related costs which meet established criteria. Amounts deferred are amortized over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $2.6 million in 1996 and $2.1 million in 1995. Such costs incurred prior to 1995 were not material and were expensed as incurred. Unamortized deferred systems development costs were $3.8 million at December 29, 1996 and $1.9 million at December 31, 1995, and are reported in other assets in the accompanying balance sheets.

Advertising and Related Costs

Advertising and related costs include Company-owned restaurant activities such as mail coupons, door hangers and promotional items, and Company-owned restaurant contributions to the Papa John's Marketing Fund, Inc. (the "Marketing Fund") and local market cooperative advertising funds. All such advertising and related costs are expensed as incurred. Contributions by Company-owned and franchised restaurants to the Marketing Fund and the cooperative advertising funds are based on an established percentage of monthly restaurant revenues. The Marketing Fund is responsible for the development of marketing and advertising materials for use throughout the Papa John's system. The local market cooperative advertising funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by the Marketing Fund. Such funds are accounted for separately and are not included in the consolidated financial statements of the Company.

Net Income Per Share

Net income per share is based on the weighted average number of shares of common stock outstanding during the period. The potential dilution attributable to common stock equivalents is not material.

Prior Year Data

Certain prior year data has been reclassified to conform to the 1996 presentation.

3.  STOCK SPLITS

The Board of Directors approved a 3-for-2 stock split in February 1996 to stockholders of record on March 12, 1996, and an additional 3-for-2 stock split in October 1996 to stockholders of record on November 8, 1996. Each stock split was effected in the form of a 50% stock dividend. All share data included in these consolidated financial statements have been restated to reflect these stock splits.

4.  BUSINESS COMBINATIONS

In February 1996, the Company purchased the assets and assumed certain liabilities of a Papa John's restaurant in Floyd Knobs, Indiana, from Educators, Inc., a franchisee, for $60,000. The purchase price consisted of a cash payment of $30,000 and the issuance of 1,589 shares of Company stock.

In May 1996, the Company purchased the assets and assumed certain liabilities of three Papa John's restaurants in Indianapolis, Indiana from Acumen, Inc., a franchisee. The purchase price was approximately $1.4 million consisting solely of 50,211 shares of Company common stock.

The above business combinations were accounted for by the purchase method of accounting.

In September 1996, the Company acquired Nortex Pizza, L.P. ("Nortex"), a franchisee of eighteen Papa John's restaurants in the Dallas, Texas market. The Company issued 46,593 shares of its common stock (valued at $1.5 million) in exchange for all of the issued and outstanding capital stock of Nortex. In addition, the Company retired $3.5 million of Nortex debt at the closing (see
Note 7). The transaction was accounted for as a pooling of interests.

The Nortex pooling of interests was not significant for restatement of prior financial statements. Additionally, the pro forma impact of these 1996 combinations is not material.

During 1995, the Company purchased the assets of eight Papa John's restaurants from franchisees for total consideration of approximately $2 million, consisting of 54,170 shares of common stock of the Company (valued at $650,000), $574,000 in credits toward future development and franchise fees and $770,000 in cash. Additionally during 1995, the Company acquired franchisees operating 15 Papa John's restaurants in transactions accounted for as poolings of interests. The Company issued 346,080 shares of its common stock (valued at $6 million) and retired $1.2 million of acquiree debt in connection with these acquisitions.

During 1994, the Company purchased the assets of five Papa John's restaurants from franchisees for approximately $635,000.

During 1994, the Company purchased the assets of QC, Inc. ("QC"), a printing company which provided printed marketing materials for the Company and many of its franchisees. The purchase price was $1.5 million, consisting of cash payments of $1.2 million (including the retirement of certain indebtedness) and the assumption of approximately $300,000 in liabilities.

5.  INVESTMENTS

A summary of the Company's available-for-sale securities as of December 29, 1996 and December 31, 1995 follows (in thousands):

                                                               Gross             Gross         Estimated
                                           Amortized         Unrealized        Unrealized         Fair
                                              Cost              Gains            Losses           Value
                                           -------------------------------------------------------------
December 29, 1996
 U.S. Government securities                 $ 4,003           $   11            $ (17)         $  3,997
 Corporate debt securities                      500                -               (1)              499
 Municipal bonds                             45,852              142               (1)           45,993
 Mortgage-backed securities                   1,078                -               (1)            1,077
 Fixed income mutual funds                   10,822                -             (221)           10,601
 Equity securities                                -            1,772                -             1,772
 Interest receivable                          1,128                -                -             1,128
                                            -----------------------------------------------------------
Total                                       $63,383           $1,925            $(241)         $ 65,067
                                            ===========================================================

December 31, 1995
 U.S. Government securities                 $ 1,005           $    -            $ (12)         $    993
 Corporate debt securities                      500                -               (8)              492
 Municipal bonds                             10,595                9                -            10,604
 Mortgage-backed securities                   1,532                4               (9)            1,527
 Fixed income mutual hinds                   10,822                -             (251)           10,571
 Interest receivable                            207                -                -               207
                                            -----------------------------------------------------------
Total                                       $24,661           $   13   $         (280)         $ 24,394
                                            ===========================================================



The amortized cost and estimated fair value of securities at December 29, 1996, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.


                                            Amortized   Estimated
                                               Cost     Pair Value
                                            ----------------------
Due in one year or less                      $27,356     $27,405
Due after one year through three years        22,999      23,084
Mortgage-backed securities                     1,078       1,077
Fixed income mutual hinds                     10,822      10,601
Equity securities                                  -       1,772
Interest receivable                            1,128       1,128
                                             ===================
                                             $63,383     $65,067

6.  NET PROPERTY AND EQUIPMENT

Net property and equipment consists of the following (in thousands):

                                                         1996             1995
                                                      -------------------------
Land                                                  $ 10,273         $  6,456
Buildings and improvements                              10,734            8,001
Leasehold improvements                                  20,169           14,254
Bquipment and other                                     49,496           38,114
Construction in progress                                10,841            1,727
                                                      -------------------------
                                                       101,513           68,552
Less accumulated depreciation and amortization         (20,796)         (11,853)
                                                      -------------------------
Net property and equipment                            $ 80,717         $ 56,699
                                                      =========================



7.  FRANCHISEE LOAN PROGRAM

During 1996, the Company established a program under which selected franchisees may borrow funds for use in the construction and development of their restaurants. At December 29, 1996, loans outstanding to franchisees were approximately $5.1 million and commitments to loan up to an additional $3.7 million had been made. Such loans bear interest at fixed or floating rates (ranging from 5.5% to 9.25% at December 29, 1996), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. Interest earned on franchisee loans during 1996 was approximately $153,000, and is reported in investment income in the accompanying statements of income. Approximately $3.5 million of franchisee loans issued during 1996 were retired in connection with the Nortex acquisition (see Note 4). Approximately $2.4 million of the loans outstanding as of December 29, 1996 were to franchisees in which the Company or certain directors or officers of the Company had an ownership interest.


8.  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):


                                       1996           1995
                                      ---------------------
Salaries, wages and bonuses           $1,738         $1,339
Taxes other than income                2,857          1,615
Accrued insurance                      1,242            955
Income taxes                           1,228            531
Other                                  1,997          1,992
                                      ---------------------
Total                                 $9,062         $6,432
                                      =====================


9.  LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands):

                                                1996            1995
                                               ----------------------
         Economic development loan             $1,680          $1,845
         Other                                      -             665
                                               ----------------------
                                                1,680           2,510
         Less current maturities                 (175)           (830)
                                               ----------------------
         Total                                 $1,505          $1,680
                                               ======================


The Company entered into non-interest bearing notes payable of $520,000 in 1996, $450,000 in 1995 and $1.7 million in 1994, in connection with the purchases of land. All such notes payable were fully paid as of December 29, 1996.

In March 1994, the Company entered into an agreement for a $2 million economic development loan (the "Loan") from the State of Mississippi in connection with the opening of a commissary in Jackson, Mississippi. The Loan was funded by a bond issuance under the Mississippi Small Enterprise Development Finance Act. The Company received the loan proceeds in February 1995. Interest accrues on disbursed proceeds at a decreasing variable rate (beginning at 6.5%) equal to the coupon rate of the bonds, with an average effective annual rate of 5.3%. The Company is required to make semi-annual principal and interest payments to retire the Loan by March 1, 2004. The Loan is collateralized by a letter of credit issued by PNC Bank, Kentucky, Inc. Scheduled principal payments on the Loan are as follows: 1997 $175,000; 1998 - $185,000; 1999 - $190,000; 2000 - $205,000; 2001 -
$215,000; and thereafter - $710,000.

The Company has a revolving credit agreement with maximum available borrowings at December 29, 1996 of approximately $9.7 million. Outstanding balances accrue interest at 1% below the prime rate or at rates tied to other interest indices at the election of the Company. The agreement expires on June 29, 1997, at which time any unpaid balance is due and payable. In the event of any default, the lender has a security interest in the Company's cash account balances maintained with the lender.

Interest paid was $96,000 in 1996 and $55,000 in 1995. No interest was paid in 1994.

10.  INCOME TAXES

A summary of the provision for income taxes follows (in thousands):


                                        1996           1995           1994
                                      -------------------------------------
Current
 Federal                              $ 7,658         $4,469         $3,691
 State and local                        1,318            807            517
Deferred (federal and state)            1,956          1,249              4
Other                                       -              -            (30)
                                      -------------------------------------
Total                                 $10,932         $6,525         $4,182
                                      =====================================





Significant deferred tax assets (liabilities) as of December 29, 1996 and December 31, 1995 follow (in thousands):


                                                                   1996         1995
                                                               ----------------------
Unearned development fees                                      $  1,055      $   811
Unrealized loss on investments                                       91          102
Accrued expenses                                                    263          250
Other                                                               204          178
                                                               ----------------------
Total deferred tax assets                                         1,611        1,341
Valuation allowance related to unrealized loss on investments       (84)         (96)
                                                               ----------------------
Net deferred tax asset                                            1,529        1,245
Deferred expenses                                                (2,107)        (891)
Accelerated depreciation                                         (2,594)      (1,638)
Unrealized gain on warrant                                         (656)           -
Other                                                              (129)           -
                                                               ----------------------
Total deferred tax liabilities                                   (5,486)      (2,529)
                                                               ----------------------
Net deferred tax liability                                     $ (3,957)     $(1,284)
                                                               ======================

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 29, 1996, December 31, 1995 and December 25, 1994 is as follows (in thousands):



                                           1996         1995          1994
                                        -----------------------------------
Tax at U.S. federal statutory rate      $ 10,341     $  6,063      $  3,869
State and local income taxes               1,011          567           341
Tax exempt investment income                (788)        (188)            -
Other                                        368           83           (28)
                                        -----------------------------------
Total                                   $ 10,932     $  6,525      $  4,182
                                        ===================================


Income taxes paid were $6.5 million in 1996, $3.2 million in 1995 and $2.3 million in 1994.

11.  PJ AMERICA, INC. STOCK WARRANT

PJ America, Inc. ("PJ America"), a franchisee of the Company, completed an initial public offering ("IPO") of its common stock effective October 25, 1996. In connection with the IPO, PJ America issued a warrant to purchase 225,000 shares of its common stock to the Company. The warrant is exercisable in whole or in part at any time within 5 years from the closing date of the IPO, and the purchase price of each share of common stock pursuant to the warrant is $11.25 per share (90% of the IPO price of $12.50 per share). The Company is restricted from selling any PJ America common stock obtained by exercising the warrant for a period of 180 days from the closing date of the IPO. The warrant was issued by PJ America to the Company in consideration for the guarantee by the Company of rights to enter into development agreements for certain specified territories and the waiver by the Company of certain market transfer fees. The Company's agreement with PJ America anticipates that PJ America will pay standard development and franchise fees in connection with opening restaurants in the specified territories.

The Company did not recognize income in connection with receipt of the warrant. The warrant is classified as an available-for-sale security, and accordingly, is stated at fair value in the balance sheet, with unrealized gains reported as a separate component of stockholders' equity.

The fair value of the warrant on December 29, 1996, based upon a closing price per share of $19.125 for PJ America common stock on that date, was approximately $1.8 million and is reported in investments in the accompanying balance sheet. The intrinsic value of the warrant (market value of PJ America common stock less the exercise price of the warrant) is considered a reasonable approximation of the fair value of the warrant.

Certain officers and/or directors of the Company are also officers and/or directors of PJ America.


12.  RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company own equity interests in entities that operate and/or have rights to develop franchised restaurants. Prior to the Company's initial public offering of common stock in June 1993, certain of these affiliated entities entered into agreements to acquire area development rights at reduced development fees and also pay reduced initial franchise fees when restaurants are opened. All such entities pay royalties at the same rate as other franchisees. Certain officers and directors of the Company also owned a 19% equity interest in QC, Inc. ("QC"), which provided printing services to the Company and franchisees and was acquired by the Company in 1994 (see Note 4). Following is a summary of transactions and balances with affiliated entities (in thousands):

                                                         1996             1995             1994
                                                       -------------------------------------------
Revenues from affiliates:
 Commissary sales                                      $35,972          $26,180           $17,267
 Equipment and other sales                               5,628            4,265             3,441
 Franchise royalties                                     4,512            3,518             2,482
 Franchise and development fees                            900              710               664
                                                       ------------------------------------------
Total                                                  $47,012          $34,673           $23,854
                                                       ==========================================

Other income                                           $    85          $    48           $    27
                                                       ==========================================
Accounts receivable-affiliates                         $ 2,932          $ 2,093           $ 1,492
                                                       ==========================================
Notes receivable-affiliates                            $ 2,407          $   728           $   500
                                                       ==========================================

The Company paid $515,000 in 1996 and $149,000 in 1995 for charter aircraft services provided by entities owned by certain directors and officers, including the Chief Executive Officer, of the Company.

The Company advanced $384,000 and $394,000 in 1996 and 1995, respectively, in premiums for split-dollar life insurance coverage on the Chief Executive Officer for the purpose of funding estate tax obligations. The Company and the officer share the cost of the premiums. The premiums advanced by the Company will be repaid out of the cash value or proceeds of the policies.

In December 1996, the Company sold its 10% ownership interest in L-N-W Pizza, Inc. ("L-N-W"), a franchisee that operates 12 restaurants in Florida, back to L-N-W. The Chief Operating Officer of the Company was the 90% owner of L-N-W prior to the sale and is now the sole owner. The Company sold its 10% interest for total consideration of $411,000, which represented a gross value of approximately $400,000 per restaurant.


13.  LEASE COMMITMENTS

The Company leases office, retail and commissary space under operating leases with terms generally ranging from three to five years and providing for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the Consumer Price Index. The Company also leases certain equipment under operating leases with terms ranging from three to seven years. Future minimum lease payments are as follows: 1997 - $7.1 million; 1998 - $5.1 million 1999 - $4.2 million; 2000
- $3.2 million; 2001 - $1.8 million and thereafter - $2.1 million. Total rent expense was $4.6 million in 1996, $3.2 million in 1995 and $2.1 million in 1994.

14.  STOCK OPTIONS

In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company awards stock options under the Papa John's International, Inc. 1993 Stock Ownership Incentive Plan (the "Incentive Plan") and the Papa John's International, Inc. 1993 Non-Employee directors Stock Option Plan (the "Directors Plan"). Shares of common stock authorized for issuance are 3,487,500 under the Incentive Plan and 270,000 under the Directors Plan. Options granted under both plans generally expire ten years from the date of grant and vest over one to five year periods, except for options awarded under a multi-year operations compensation program which vest immediately upon grant.

The Incentive Plan also provides for awards of restricted stock. During 1996, the Company awarded 9,225 shares of restricted stock under the Incentive Plan with a weighted-average grant date fair value of $19.24 per share. Total compensation expense recognized in 1996 related to restricted stock awards was $158,000.

Prior to the establishment of the Incentive Plan and Directors Plan, the Company awarded options to acquire 1,086,750 shares of common stock at exercise prices ranging from $.05 to $1.67 per share, in connection with certain consulting and employment arrangements.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 25, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.9% and 5.1%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .47 and .48; and a weighted-average expected life of the options of 3.6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                    1996              1995
                                    ----              ----

Pro forma net income             $14,772           $10,922
Pro forma earnings per share       $0.53             $0.43


Because SFAS 123 is applicable only to options granted subsequent to December 25, 1994, its pro forma effect will not be fully reflected until a complete five years of vesting occurs for 1995 option awards in 2000.

Information pertaining to options for 1996, 1995 and 1994 is as follows (number of options in thousands):

                                          1996                           1995                            1994
                                Number of    Weighted-Average    Number of  Weighted-Average    Number of    Weighted-Average
                                 Options       Exercise Price     Options     Exercise Price     Options       Exercise Price
                                -----------------------------    ---------------------------    -----------------------------
Outstanding-beginning of year      1,725           $12.01           1,188         $ 6.46           1,314         $  1.95
Granted                            2,108            27.31             903          17.07             497           11.40
Exercised                            180             7.13             240           2.61             486            0.59
Cancelled                            121            19.04             128          11.48             137            2.52
                                -----------------------------    ---------------------------    -----------------------------
Outstanding-end of year            3,532           $20.98           1,725          12.01           1,188         $  6.46
                                =============================    ===========================    =============================
Exercisable-end of year              870           $13.19             421        $  3.63
                                =============================    ===========================

Weighted-average fair value
   of options granted dunng
   the year                       $ 9.65                           $ 5.03
                                ========                         ========


The number, weighted-average exercise price and weighted-average remaining contractual life of options outstanding as of December 29,1996, and the number and weighted average exercise price of options exercisable as of December 29, 1996 follow (number of options in thousands):


                            Range of              Number of        Weighted-Average         Weighted-Average
                         Exercise Prices          Options            Exercise Price          Remaining Life
                         -----------------------------------------------------------------------------------
Outstanding options:     $0.05 - $4.99                    157              $  0.19                   0.41
                         5.00 - 19.99                   1,614                14.57                   8.31
                         20.00 - 37.88                  1,761                28.73                   9.63
                                                  -------------------------------------------------------
          Total                                         3,532              $ 20.98                   8.62
                                                  =======================================================

Exercisable options:     $0.05 - $4.99                    157              $  0.19
                         5.00 - 19.99                     613                13.64
                         20.00 - 37.88                    100                30.80
                                                  --------------------------------
          Total                                           870              $ 13.19
                                                  ================================


As of December 29, 1996, approximately 99,000 shares were available for future issuance under the Incentive Plan and approximately 83,250 shares were available for future issuance under the Directors Plan.


15.  DEFINED CONTRIBUTION BENEFIT PLAN

The Company has established the Papa John's International, Inc. 401(k) Plan (the "Plan"), as a defined contribution benefit plan, in accordance with
Section 401(k) of the Internal Revenue Code. The Plan is open to all employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. Administrative costs of the Plan are paid by the Company and are not significant.


16.  QUARTERLY DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


Quarter                             1st                     2nd                     3rd                     4th
                            ------------------------------------------------------------------------------------------
                              1996        1995        1996        1995        1996       1995        1996        1995
                            ------------------------------------------------------------------------------------------
Total revenues              $76,726     $52,009     $87,680     $57,322     $92,729    $62,411    $102,917     $81.613
Operating income              5,024       3,154       5,801       3,553       6,519      3,847       8,285       5,265
Net income                    3,519       2,240       4,232       2,457       4,914      2,766       5,949       3,741
Net income per share        $   .13     $   .09     $   .15      $  .10     $   .17    $   .11    $    .21     $   .14


All quarterly information above is presented in 13 week periods except for the fourth quarter of 1995 which is a 14 week period.

Report of Independent Auditors

The Board of Directors and Stockholders
Papa John's International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John's International, Inc. and subsidiaries (the "Company") as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John's International, Inc. and subsidiaries at December 29, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.

Ernst & Young LLP


Louisville, Kentucky
February 28, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                   PART III

ITEMS 10, 11, 12 AND 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
      EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by these items, other than the information set forth in this Report under Part I, "Executive Officers of Registrant," is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)      Consolidated Financial Statements:

      The following consolidated financial statements, notes related thereto and report of independant auditors are included in Item 8 of this Report:


      Consolidated Statements of Income for the years ended December 29, 1996,
            December 31, 1995 and December 25, 1994
      Consolidated Balance Sheets as of December 29, 1996 and December 31,
            1995
      Consolidated Statements of Stockholders' Equity for the years ended
            December 29, 1996, December 31, 1995 and December 25, 1994 Consolidated Statements of Cash Flows for the years ended December 29,
            1996, December 31, 1995 and December 25, 1994
      Notes to Consolidated Financial Statements
      Report of Independent Auditors


(a)(2)      Consolidated Financial Statement Schedules:

      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3)      Exhibits:

       3.1  The Company's Amended and Restated Certificate of Incorporation.
            Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

       3.2 The Company's Restated By-Laws. Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

       4.1 Specimen Common Stock Certificate. Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

       4.2 Amended and Restated Certificate of Incorporation and Restated By-Laws (See 3.1 and 3.2 above).

      *10.1 Consulting Agreement dated March 29, 1991, between the Company and
            Richard F. Sherman. Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

      10.2 Lease dated November 7, 1990, including amendments I, II and III thereto, between the Company and CWK #7, a Texas limited partnership, relating to the Company's corporate offices.
            Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

      10.3 Lease dated November 9, 1990, including amendments thereto, between the Company and Crow-Kessler, a Texas limited partnership, relating to the Company's commissary and distribution facility in Louisville, Kentucky. Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

      10.4 Lease dated January 15, 1993, between the Company and CWK #7, a Texas limited partnership, relating to the Company's corporate offices. Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

      *10.5 Papa John's International, Inc. 1993 Stock Ownership Incentive
            Plan. Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 29, 1996, is incorporated herein by reference.

      *10.6 Papa John's International, Inc. 1993 Stock Option Plan for Non-
            Employee Directors. Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 29, 1996, is incorporated herein by reference.

      *10.7 Employment and Non-Competition Agreement dated January 1, 1993, between the Company and Richard J. Emmett. Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration
            No. 33-61366) is incorporated herein by reference.

      10.8  The Company's standard Franchise Agreement.

      10.9 Lease dated May 14, 1993, between PJ Food Service, Inc. and Sample Properties relating to the Company's commissary facility in Raleigh, North Carolina. Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

      10.10 Amendment IV to Lease dated November 7, 1990 (and related leases), by and between the Company and CWK #7, a Texas limited partnership, relating to the Company's corporate offices.
            Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 33-73530) is incorporated herein by reference.

      10.11 Lease dated November 1, 1993, between PJ Food Service, Inc. and Jackson Developers, LLC, a Missouri limited liability company, relating to the Company's commissary and distribution facility in Jackson, Mississippi. Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 33-73530) is incorporated herein by reference.

      10.12 Third Amended and Restated Loan Agreement dated June 30, 1996, between the Company and PNC Bank, Kentucky, Inc. Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended September
            29, 1996,  is incorporated herein by reference.

      10.13 Amendment V to Lease dated November 7, 1990 (and related leases), by and between the Company and CWK #7, a Texas limited partnership, relating to the Company's corporate offices.
            Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 33-73530) is incorporated herein by reference.

      10.14 Loan Agreement among Mississippi Business Finance Corporation (acting for and on behalf of the State of Mississippi), Bank of Mississippi (as Servicing Trustee) and PJFS of Mississippi, Inc.
            Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 27, 1994 (Commission File No. 0-21660) is incorporated herein by reference.

      10.15 Amendment VI to Lease dated November 7, 1990 (and related leases), by and between the Company and CWK #7, a Texas Partnership, relating to the Company's corporate offices. Exhibit 10.28 to the Company's Annual Report on From 10-K for the fiscal year ended December 25, 1994 (Commission File No. 0-21660) is incorporated herein by reference.

     *10.16 Memorandum of Employment dated March 31, 1995, by and between the Company and Wade S. Oney. Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended March 26, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

      10.17 Second Amended and Restated Loan Agreement, and related promissory note, each dated June 30,1995, between the Company and PNC Bank, Kentucky, Inc. Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 25, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

      10.18 Agreement and Plan of Merger dated December 1, 1995, by and among Papa John's International, Inc., Papa John's USA, Inc., Kentuckiana Pizza, Ltd., Kentuckiana Pizza, Ltd., II (Collectively, "Kentuckiana Pizza") and all of the stockholders of Kentuckiana Pizza. Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 1, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

      10.19 Agreement and Plan of Merger dated October 16, 1995 by and among Papa John's International, Inc., Papa John's USA, Inc., NRG, Inc. ("NRG") and all of the stockholders of NRG. Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 1, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

     *10.20 1996 Papa John's International, Inc. Executive Option
            Program. Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

     *10.21 Amendment to Chief Operating Officer Agreement dated
            February 12, 1996, by and between the Company and Wade S. Oney.
            Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

      10.22 Lease dated November 29, 1995 between PJ Food Service, Inc. and Arlington-OP&F, Inc. relating to the Company's distribution facility in Dallas, Texas. Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

      10.23 Lease dated January 3, 1996, between PJ Food Service, Inc. and Fraser, L.L.C. relating to the Company's commissary and distribution facility in Denver, Colorado. Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

      10.24 Amendment VII to Lease dated November 7, 1990 (and related leases) between the Company and CWK #7 Limited Partnership, related to the Company's corporate offices. Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

      10.25 Lease dated January 23, 1996, between PJ Food Service, Inc. and CWK #8 relating to commercial and corporate office space in Louisville, Kentucky. Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

      10.26 Agreement for Purchase and Sale of Real Estate dated February 28, 1996, by and between Papa John's USA, Inc., NTS/Crossings Corporation and NTS Bluegrass Commonwealth Park, relating to approximately 6 acres of land in Louisville, Kentucky.
            Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

      10.27 Lease dated September 30, 1996, between PJ Food Service, Inc. and Opus Southwest corporation relating to the Company's commissary and distribution facility to be opened in Tempe, Arizona.

      10.28 Sublease dated September 4, 1996, between PJ Food Service, Inc. and Distribution Unlimited, Inc. relating to the Company's commissary and distribution facility to be opened in Rotterdam, New York.

      10.29 Lease dated August 30, 1996, between PJ Food Service, Inc. and
            A. Terry Moss and Ira E. White relating to the Company's commissary and distribution facility to be opened in Des Moines, Iowa.

      21    Subsidiaries of the Company:
            (a)   PJ Food Service, Inc., a Kentucky corporation
            (b)   Papa John's USA, Inc., a Kentucky corporation
            (c)   Printing & Promotions, Inc., a Kentucky corporation
            (d)   PJFS of Mississippi, Inc., a Mississippi corporation
            (e)   Risk Services Corp., a Kentucky corporation
            (f)   Capital Delivery, Ltd., a Kentucky corporation

      23    Consent of Ernst & Young LLP

      27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

      99.1 Cautionary Statements. Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

__________________

*Compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)   Reports on Form 8-K

      There were no Reports on Form 8-K filed during the last fiscal quarter of the period covered by this report.

(c)   Exhibits

      The response to this portion of Item 14 is submitted as a separate section of this report.

(d)   Consolidated Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 25, 1997              PAPA JOHN'S INTERNATIONAL, INC.


                                    By: /s/ John H. Schnatter
                                        -------------------------------
                                        John H. Schnatter, Chairman and
                                        Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                 DATE
------------------------------------------------------------------------------

/s/ John H. Schnatter      Chairman, Chief Executive Officer    March 25, 1997
-------------------------    and Director (Principal Executive
    John H. Schnatter        Officer)



/s/ Charles W. Schnatter   Senior Vice President, Secretary,    March 25, 1997
-------------------------    General Counsel and Director
    Charles W. Schnatter


/s/ Blaine E. Hurst        President and Director               March 25, 1997
-------------------------
    Blaine E. Hurst


/s/ O. Wayne Gaunce        Director                             March 25, 1997
-------------------------
    O. Wayne Gaunce


/s/ Jack A. Laughery       Director                             March 25, 1997
-------------------------
    Jack A. Laughery


/s/ Michael W. Pierce      Director                             March 25, 1997
-------------------------
    Michael W. Pierce

SIGNATURE                           TITLE                                 DATE
------------------------------------------------------------------------------

/s/ Richard F. Sherman     Director                             March 25, 1997
-------------------------
    Richard F. Sherman


/s/ E. Drucilla Milby      Chief Financial Officer and          March 25, 1997
-------------------------    Treasurer (Principal Financial
    E. Drucilla Milby        Officer)

/s/ J. David Flanery       Vice President and Corporate         March 25, 1997
-------------------------    Controller (Principal Accounting
J. David Flanery             Officer)

                               EXHIBIT INDEX

                                                                  SEQUENTIALLY
      EXHIBIT                                                       NUMBERED
      NUMBER            DESCRIPTION OF EXHIBIT                         PAGE
 -----------------------------------------------------------------------------


      10.8  The Company's standard Franchise Agreement.

      10.27 Lease dated September 30, 1996, between PJ Food
            Service, Inc. and Opus Southwest corporation relating to the Company's commissary and distribution facility to be opened in Tempe, Arizona.

      10.28 Sublease dated September 4, 1996, between PJ Food
            Service, Inc. and Distribution Unlimited, Inc.
            relating to the Company's commissary and distribution facility to be opened in Rotterdam, New York.

      10.29 Lease dated August 30, 1996, between PJ Food Service,
            Inc. and A. Terry Moss and Ira E. White relating to the Company's commissary and distribution facility to be opened in Des Moines, Iowa.

      21    Subsidiaries of the Company

      23    Consent of Ernst & Young LLP

      27 Financial Data Schedule which is submitted electronically to the Securities and Exchange
            Commission for information only and is not deemed to be filed with the Commission.