Form 10-Q
period 1997-03-31
PAPA JOHNS INTERNATIONAL INC
filed 1997-05-13
CIK 901491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 1997

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       Commission File Number:  0-21660


                       PAPA JOHN'S INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                             61-1203323
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  number)



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

          At May 5, 1997, there were outstanding 28,869,117 shares of the registrant's common stock, par value $.01 per share.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets --
          March 30, 1997 and December 29, 1996                              2

          Condensed Consolidated Statements of Income --
          Three Months Ended March 30, 1997 and March 31, 1996              3

          Condensed Consolidated Statements of Stockholders'
          Equity -- Three Months Ended March 30, 1997 and
          March 31, 1996                                                    4

          Condensed Consolidated Statements of Cash Flows --
          Three Months Ended March 30, 1997 and March 31, 1996              5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 9

Item 6.   Exhibits and Reports on 8-K                                       9

               Papa John's International, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                      March 30, 1997       December 29, 1996
                                                       (Unaudited)              (Note)
                                                      --------------       -----------------
(In thousands)
Assets
Current assets:
   Cash and cash equivalents                             $ 16,066              $  24,063
   Accounts receivable                                     13,475                 13,101
   Inventories                                              8,067                  6,839
   Deferred pre-opening costs                               3,287                  2,654
   Prepaid expenses and other current assets                1,642                  1,591
                                                         --------               --------
Total current assets                                       42,537                 48,248

Investments                                                63,197                 65,067
Net property and equipment                                 88,891                 80,717
Notes receivable from franchises                           10,235                  5,053
Other assets                                               14,068                 12,976
                                                         --------               --------
Total assets                                             $218,928               $212,061
                                                         ========               ========

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                      $ 11,236               $ 13,105
   Accrued expenses                                        12,522                  9,062
   Current maturities of long-term debt                       185                    175
   Deferred income taxes                                      703                    672
                                                         --------               --------
Total current liabilities                                  24,646                 23,014

Unearned franchise and development fees                     3,537                  3,378
Long-term debt, less current liabilities                    1,320                  1,505
Deferred income taxes                                       3,061                  3,285
Other long-term liabilities                                   225                    236

Stockholders' equity:
   Preferred stock                                              -                      -
   Common stock                                               288                    288
   Additional paid-in capital                             144,377                143,978
   Unrealized gain on investments                             363                    977
   Retained earnings                                       41,593                 35,882
   Treasury stock                                            (482)                  (482)
                                                         --------               --------
Total stockholders' equity                                186,139                180,643
                                                         --------               --------

Total liabilities and stockholders' equity               $218,928               $212,061
                                                         ========               ========

Note: The balance sheet at December 29, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                Papa John's International, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                       Three Months Ended
                                                March 30, 1997    March 31, 1996
                                                --------------    --------------
(In thousands, except per share amounts)
Revenues:
    Restaurant sales                               $ 52,882          $ 35,253
    Franchise royalties                               5,330             3,931
    Franchise and development fees                    1,241               818
    Commissary sales                                 41,290            31,491
    Equipment and other sales                         8,900             5,233
                                                   --------          --------
Total revenues                                      109,643            76,726

Costs and expenses:
    Restaurant expenses:
        Cost of sales                                14,006             9,800
        Salaries and benefits                        14,264             9,487
        Advertising and related costs                 4,733             3,293
        Occupancy costs                               2,667             1,787
        Other operating expenses                      7,471             4,733
                                                   --------          --------
                                                     43,141            29,100

    Commissary, equipment and other expenses:
        Cost of sales                                38,561            29,360
        Salaries and benefits                         3,002             2,099
        Other operating expenses                      4,061             2,413
                                                   --------          --------
                                                     45,624            33,872

        General and administrative expenses           8,444             5,833
        Depreciation                                  2,770             1,902
        Amortization                                  1,282               995
                                                   --------          --------
Total costs and expenses                            101,261            71,702
                                                   --------          --------
Operating income                                      8,382             5,024

Other income (expense):
    Investment income                                 1,102               528
    Other, net                                         (448)               34
                                                   --------          --------
Income before income taxes                            9,036             5,586
Income tax expense                                    3,343             2,067
                                                   --------          --------

Net income                                         $  5,693          $  3,519
                                                   ========          ========

Net income per share                               $   0.20          $   0.13
                                                   ========          ========

Weighted average shares outstanding                  28,756            26,785
                                                   ========          ========

See accompanying notes.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                     ADDITIONAL    UNREALIZED                            TOTAL
                             COMMON   PAID-IN    GAIN (LOSS) ON  RETAINED  TREASURY  STOCKHOLDERS'
                             STOCK    CAPITAL     INVESTMENTS    EARNINGS   STOCK       EQUITY
                             ------  ----------  --------------  --------  --------  -------------
(In thousands)
Balance at January 1, 1996    $268    $ 88,043       $(263)       $18,838    $(604)     $106,282
Exercise of stock options        1         275          -              -        -            276
Stock compensation and
 other                          -           38          -            (110)     111            39
Tax benefit related to
 exercise of non-qualified
 stock options                  -          482          -              -        -            482
Change in unrealized gain
 (loss) on investments          -           -          (40)            -        -            (40)
Net income                      -           -           -           3,519       -          3,519
                              ----    --------       -----        -------    -----      --------
Balance at March 31, 1996     $269    $ 88,838       $(303)       $22,247    $(493)     $110,558
                              ====    ========       =====        =======    =====      ========
Balance at December 30, 1996  $288    $143,978       $ 977        $35,882    $(482)     $180,643
Exercise of stock options       -          339          -              -        -            339
Tax benefit related to
 exercise of non-qualified
 stock options                  -           59          -              -        -             59
Change in unrealized gain
 (loss) on investments          -           -         (614)            -        -           (614)
Net income                      -           -           -           5,693       -          5,693
Other                           -            1          -              18       -             19
                              ----    --------       -----        -------    -----      --------
Balance at March 30, 1997     $288    $144,377       $ 363        $41,593    $(482)     $186,139
                              ====    ========       =====        =======    =====      ========

See accompanying notes.

                Papa John's International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                 Three Months Ended
                                                           March 30, 1997    March 31, 1996
                                                           --------------    --------------
(In thousands)
Operating activities
  Net cash provided by operating activities                $        8,599    $        5,409


Investing activities
  Purchase of property and equipment                              (11,015)           (5,157)
  Purchase of investments                                          (8,484)           (8,937)
  Proceeds from sale or maturity of investments                     8,150               131
  Loans to franchisees                                             (5,228)              -
  Deferred systems development costs                                 (550)              -
  Other                                                               318              (459)
                                                           --------------    --------------
    Net cash used in investing activities                         (16,809)          (14,422)


Financing activities
  Exercise of stock options                                           339               276
  Payments on long-term debt                                         (175)             (501)
  Tax benefit related to exercise of non-qualified
    stock options                                                      59               482
  Other                                                               (10)               (5)
                                                           --------------    --------------
    Net cash provided by financing activities                         213               252
                                                           --------------    --------------


Net decreases in cash and cash equivalents                         (7,997)           (8,761)
Cash and cash equivalents at beginning of period                   24,063            19,904
                                                           --------------    --------------

Cash and cash equivalents at end of period                 $       16,066    $       11,143
                                                           ==============    ==============

See accompanying notes.

Papa John's International, Inc. and Subsidiaries


Notes to Condensed Consolidated Financial Statements
(Unaudited)


March 30, 1997


Note 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Papa John's International, Inc. Annual Report on Form 10-K for the year ended December 29, 1996.


Note 2 -- Subsequent Events

Subsequent to quarter end, the Company acquired four Papa John's restaurants in Arlington, Texas for approximately $500,000 in cash and 16 Papa John's restaurants in North Carolina for $5 million (consisting of $4,960,000 in cash and a credit of $40,000 towards future development fees), in transactions accounted for by the purchase method of accounting. A majority ownership interest in the franchisee of the North Carolina restaurants was held by certain directors and officers, including the Chief Executive Officer, of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restaurant Progression

                              Three Months Ended
                           March 30,       March 31,
                             1997            1996
                           ---------       ---------
Company - owned:
----------------

Beginning of period            303             217
Opened                          22              13
Closed                          -               (1)
Acquired                        -                1
                             -----           -----
End of Period                  325             230
                             =====           =====

Franchised:
-----------

Beginning of period            857             661
Opened                          68              43
Closed                          -               (1)
Sold to Company                 -               (1)
                             -----           -----
End of Period                  925             702
                             =====           =====

Total at end of period       1,250             932
                             =====           =====

Results of Operations

Revenues. Total revenues increased 42.9% to $109.6 million for the three months ended March 30, 1997, from $76.7 million for the comparable period in 1996.

Restaurant sales increased 50.0% to $52.9 million for the three months ended in March 30, 1997, from $35.3 million for the comparable period in 1996. This increase was primarily due to an increase of 41% in the number of equivalent Company-owned restaurants open during the three months ended March 30, 1997, compared to the same period in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, sales increased 11.9% for the three months ended March 30, 1997, over the comparable period in 1996, for Company-owned restaurants open throughout both periods.

Franchise royalties increased 35.6% to $5.3 million for the three months ended March 30, 1997 from $3.9 million for the comparable period in 1996. This increase was primarily due to an increase of 31% in the number of equivalent franchised restaurants open during the three months ended March 30, 1997, compared to the same period in the prior year. Also, sales increased 7.3% for the three months ended March 30, 1997, over the comparable period in the 1996, for franchised restaurants open throughout both periods.

Franchise and development fees increased 51.6% to $1.2 million for the three months ended March 30, 1997, from $818,000 for the comparable period in 1996. This increase was primarily due to the 68 franchised restaurants opened during the three months ended March 30, 1997, versus the 43 opened during the comparable period in 1996, an increase of 58.1%. The average dollar amount of fees per franchised restaurant opening may vary from period to period, as restaurants opened pursuant to older development agreements and "Hometown restaurants" generally have lower required fees than restaurants opened pursuant to more recent development agreements. "Hometown restaurants" are located in smaller markets, generally markets with less than 9,000 households. Commissary sales increased 31.1% to $41.3 million for the three months ended March 30, 1997, from $31.5 million for the comparable period in 1996. This increase was primarily the result of the increases in equivalent franchised restaurants and comparable sales for franchised restaurants noted above.

Equipment and other sales increased 70.1% to $8.9 million for the three months ended March 30, 1997, from $5.2 million for the comparable period in 1996. This increase was primarily due to the increase in equivalent franchised restaurants open during the three months ended March 30, 1997, as compared to the same period in 1996, and the increase in franchised restaurants opened during the three months ended March 30, 1997, as compared to the same period in 1996.

Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 26.5% for the three months ended March 30, 1997, from 27.8% for the same period in 1996. This decrease was primarily due to a 7.1% decrease in average cheese block market prices, and more efficient food usage at the restaurant level due to improved management information provided by point of sale technology and a maturing restaurant base.

Restaurant salaries and benefits (27.0% vs. 26.9%), advertising and related costs (9.0% vs. 9.3%) and occupancy costs (5.0% vs. 5.1%) were all relatively consistent as a percentage of restaurant sales for the three months ended March 30, 1997, as compared to the same period in 1996.

Other restaurant operating expenses increased as a percentage of restaurant sales to 14.1% for the three months ended March 30, 1997, from 13.4% for the comparable period in 1996. Other operating expenses include all other restaurant-level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, telephone costs, training costs and workers compensation insurance. Other operating expenses also include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants. The increase in other operating expenses as a percentage of restaurant sales was primarily due to higher training costs, as a greater effort was made in 1997 than in the prior year to prepare for the anticipated higher sales volumes resulting from the 12th Anniversary promotional campaign conducted early in the second quarter.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, information systems, and printing and promotional items to franchisees and other customers. These costs decreased as a percentage of combined commissary sales and equipment and other sales to 90.9% for the three months ended March 30, 1997, as compared to 92.2% for the same period in 1996. Cost of sales as a percentage of combined commissary sales and equipment and other sales decreased to 76.8 % for the three months ended March 30, 1997, from 79.9% from the comparable period in 1996, due to the timing of certain favorable commodity price changes. The decrease was offset by an increase in other operating expenses to 8.1%, for the three months ended March 30, 1997, from 6.6% for the comparable period in 1996, due primarily to increased delivery costs resulting from larger commissary service areas and costs related to the opening of two commissary facilities in 1997.

General and administrative expenses (7.7% vs. 7.6%) and depreciation and amortization (3.7% vs. 3.8%) were relatively consistent as a percentage of total revenues for the three months ended March 30, 1997, as compared to the same period in 1996.

Investment Income. Investment income increased to $1.1 million for the three months ended March 30, 1997, from $528,000 for the comparable period in 1996. This increase was primarily the result of higher average investment balances during the first quarter of 1997 compared to the same period in 1996 due to the investment of proceeds from the Company's public offering of common stock in May 1996.

Income Tax Expense. Income tax expense reflects a combined federal, state and local effective tax rate of 37% for the three months ended March 30, 1997 and March 31, 1996, representing statutory rates reduced by the impact of tax-exempt income generated by the investment portfolio.

Liquidity and Capital Resources

The Company requires capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment and the enhancement of corporate systems and facilities. Capital expenditures of $11 million for the three months ended March 30, 1997, were primarily funded by cash flow from operations supplemented by existing cash balances.

Cash flow from operations increased to $8.6 million for the three months ended March 30, 1997, from $5.4 million for the comparable period in 1996, due primarily to the higher level of net income for the first quarter of 1997.

In addition to restaurant development and potential acquisitions, significant capital projects for the next twelve months are expected to include the construction of new commissary facilities in Des Moines, Iowa and the Pacific Northwest area. The Company also expects to begin construction during mid-1997 of a 250,000 square foot facility in Louisville, Kentucky, scheduled for completion in mid-1998, approximately one-half of which will accommodate relocation and expansion of the Louisville commissary operations and Novel Approach promotional division and the remainder of which will accommodate relocation and consolidation of corporate offices. In addition, the Company expects to provide approximately $8 to $12 million in loans under the franchisee loan program. The amounts actually funded may vary as the Company continues to gain experience with the loan program.

Capital resources available at March 30, 1997, include $16.1 million of cash and cash equivalents, $63.2 million of investment and a $10 million line of credit expiring in June 1997. The Company expects to fund planned capital expenditures for the next twelve months from these resources and operating cash flows.

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

     99.1 Cautionary Statements. Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (Commission File No. 0-21660) is incorporated herein by reference.

  b. Current Reports on Form 8-K.

  There were no reports filed on Form 8-K during the quarterly period ended March 30, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PAPA JOHN'S INTERNATIONAL, INC.
                                       (Registrant)



Date:  May 9, 1997                            /s/ E. Drucilla Milby
     -------------------------                ----------------------------------
                                              E. Drucilla Milby, Chief Financial
                                                Officer and Treasurer