Form 10-Q
period 1997-06-29
PAPA JOHNS INTERNATIONAL INC
filed 1997-08-13
CIK 901491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 1997

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

     --------------------------------------------------------------------------

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

          At August 7, 1997, there were outstanding 28,957,869 shares of the registrant's common stock, par value $.01 per share.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets--
          June 29, 1997 and December 29, 1996                                 2


          Condensed Consolidated Statements of Income  --
          Three Months and Six Months Ended June 29, 1997
          and June 30, 1996                                                   3


          Condensed Consolidated Statements of
          Stockholders' Equity -- Six Months Ended
          June 29, 1997 and June 30, 1996                                     4


          Condensed Consolidated Statements of Cash Flows
          --Six Months Ended June 29, 1997 and
          June 30, 1996                                                       5

          Notes to Condensed Consolidated Financial
          Statements                                                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  10

Item 4.   Submission of Matters to a Vote of Security Holders                10

Item 6.   Exhibits and Reports on 8-K                                        11

Part I.  Financial Information

Item l.  Financial Statements (Unaudited)

               Papa John's International, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets


                                            June 29, 1997      December 29, 1996
                                             (Unaudited)             (Note)
                                            -------------      -----------------
  (In thousands)
  Assets
  Current assets:
    Cash and cash equivalents                    $  9,424            $ 24,063
    Accounts receivable                            13,613              13,101
    Inventories                                     8,862               6,839
    Deferred pre-opening costs                      3,669               2,654
    Prepaid expenses and other current assets       2,042               1,591
                                                ---------         -----------
  Total current assets                             37,610              48,248

  Investments                                      59,454              65,067
  Net property and equipment                       98,457              80,717
  Notes receivable from franchises                 13,511               5,053
  Other assets                                     17,552              12,976
                                                ---------         -----------
  Total assets                                   $226,584            $212,061
                                                =========         ===========
  Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                             $ 11,338            $ 13,105
    Accrued expenses                               11,180               9,062
    Current maturities of long-term debt              185                 175
    Deferred income taxes                             733                 672
                                                ---------         -----------
  Total current liabilities                        23,436              23,014

  Unearned franchise and development fees           3,488               3,378
  Long-term debt, less current maturities           1,320               1,505
  Deferred income taxes                             3,468               3,285
  Other long-term liabilities                         232                 236

  Stockholders' equity:
    Preferred stock                                   --                  --
    Common Stock                                      290                 288
    Additional paid-in capital                    146,332             143,978
    Unrealized gain on investments                    637                 977
    Retained earnings                              47,863              35,882
    Treasury stock                                   (482)               (482)
                                                ---------         -----------
  Total stockholders' equity                      194,640             180,643
                                                ---------         -----------

  Total liabilities and stockholders' equity     $226,584            $212,061
                                                =========         ===========


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

                Papa John's International, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                 Three Months Ended                Six Months Ended
                                           June 29, 1997   June 30, 1996     June 29, 1997    June 30, 1996
                                           -------------   -------------     -------------    -------------
(In thousands, except per share amounts)
Revenues:
  Restaurant sales                              $ 63,587         $40,521          $116,469         $ 75,774
  Franchise royalties                              5,973           4,262            11,303            8,193
  Franchise and development fees                   1,384           1,003             2,625            1,821
  Commissary sales                                45,599          35,367            86,889           66,858
  Equipment and other sales                        9,660           6,527            18,569           11,760
                                                --------         -------          --------         --------
Total revenues                                   126,212          87,680           235,855          164,406

Costs and expenses:
  Restaurant expenses:
    Cost of sales                                 16,748          11,662            30,754           21,462
    Salaries and benefits                         17,425          10,680            31,689           20,167
    Advertising and related costs                  5,968           3,836            10,701            7,129
    Occupancy costs                                3,040           1,983             5,707            3,770
    Other operating expenses                       8,434           5,468            15,905           10,201
                                                --------         -------          --------         --------
                                                  51,615          33,629            94,756           62,729

  Commissary, equipment and other expenses:
    Cost of sales                                 43,587          33,468            82,148           62,828
    Salaries and benefits                          3,213           2,151             6,215            4,250
    Other operating expenses                       4,471           2,616             8,532            5,029
                                                --------         -------          --------         --------
                                                  51,271          38,235            96,895           72,107

  General and administrative expenses              9,386           6,667            17,830           12,510
  Depreciation                                     3,136           2,178             5,906            4,080
  Amortization                                     1,604           1,160             2,886            2,155
                                                --------         -------          --------         --------
Total costs and expenses                         117,012          81,879           218,273          153,581
                                                --------         -------          --------         --------
Operating income                                   9,200           5,801            17,582           10,825

Other income (expense):
  Investment income                                1,122             819             2,224            1,347
  Other, net                                        (368)             98              (816)             132
                                                --------         -------          --------         --------
Income before income taxes                         9,954           6,718            18,990           12,304
Income tax expense                                 3,683           2,486             7,026            4,553
                                                --------         -------          --------         --------
Net income                                      $  6,271         $ 4,232          $ 11,964         $  7,751
                                                ========         =======          ========         ========
Net income per share                            $   0.22         $  0.15          $   0.42         $   0.28
                                                ========         =======          ========         ========
Weighted average shares outstanding               28,888          27,870            28,822           27,328
                                                ========         =======          ========         ========


 See accompanying notes.

                Papa John's International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                                  (Unaudited)


                                                  Additional        Unrealized                                 Total
                                    Common         Paid-In        Gain (Loss) on     Retained   Treasury    Stockholders'
                                     Stock         Capital          Investments      Earnings     Stock        Equity
                                   --------      -----------      --------------    ---------   --------    ------------
(In thousands)
Balance at January 1, 1996             $268         $ 88,043               $(263)     $18,838      $(604)       $106,282
Issuance of common stock                 17           50,540                 --           --         --           50,557
Exercise of stock options                 1              648                 --           --         --              649
Tax benefit related to exercise of
  non-qualified stock options           --               701                 --           --         --              701
Acquisitions                              1            1,454                 --           --         --            1,455
Change in unrealized gain (loss)
  on investments                        --               --                 (122)         --         --             (122)
Net income                              --               --                  --         7,751        --            7,751
Other                                   --                39                 --           (71)       112              80
                                       ----         --------               -----      -------      -----        --------
Balance at June 30, 1996               $287         $141,425               $(385)     $26,518      $(492)       $167,353
                                       ====         ========               =====      =======      =====        ========

Balance at December 30, 1996           $288         $143,978               $ 977      $35,882      $(482)       $180,643
Exercise of stock options                 2            1,062                 --           --         --            1,064
Tax benefit related to exercise of
  non-qualified stock options           --             1,292                 --           --         --            1,292
Change in unrealized gain (loss)
  on investments                        --               --                 (340)         --         --             (340)
Net income                              --               --                  --        11,964        --           11,964
Other                                   --               --                  --            17        --               17
                                       ----         --------               -----      -------      -----        --------
Balance at June 29, 1997               $290         $146,332               $ 637      $47,863      $(482)       $194,640
                                       ====         ========               =====      =======      =====        ========

See accompanying notes.

               Papa John's International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        Six Months Ended
                                                  June 29, 1997    June 30, 1996
                                                  -------------    -------------
(in thousands)
Operating activities
  Net cash provided by operating activities          $ 15,877         $  9,329

Investing activities
  Purchase of property and equipment                  (21,568)         (11,465)
  Purchase of investments                             (15,307)         (40,114)
  Proceeds from sale or maturity of investments        18,880            6,681
  Loans to franchisees                                 (8,872)          (2,648)
  Loan repayments from franchisees                        414                -
  Deferred systems development costs                   (1,087)               -
  Acquisitions                                         (5,448)             (30)
  Other                                                   293             (840)
                                                     --------         --------
     Net cash used in investing activities            (32,695)         (48,416)


Financing activities
  Proceeds from exercise of stock options               1,064              649
  Payments on long-term debt                             (175)            (837)
  Proceeds from issuance of common stock                    -           50,557
  Tax benefit related to exercise of non-qualified
   stock options                                        1,292              701
  Other                                                    (2)             (16)
                                                     --------         --------
     Net cash provided by financing activities          2,179           51,054
                                                     --------         --------

Net (decrease) increase in cash and cash equivalents  (14,639)          11,967
Cash and cash equivalents at beginning of period       24,063           19,904
                                                     --------         --------
Cash and cash equivalents at end of period           $  9,424         $ 31,871
                                                     ========         ========

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 29, 1997

Note 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 29, 1997, are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Papa John's International, Inc. Annual Report on Form 10-K for the year ended December 29, 1996.

Note 2 -- Business Combinations

During the second quarter of 1997, the Company acquired four Papa John's restaurants in Arlington, Texas for approximately $488,000 in cash and 16 Papa John's restaurants in North Carolina for $5 million (consisting of $4,960,000 in cash and a credit of $40,000 towards future development fees), in transactions accounted for by the purchase method of accounting. A majority ownership interest in the franchisee of the North Carolina restaurants was held by certain directors and officers, including the Chief Executive Officer, of the Company.

Note 3 -- Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is required to be adopted for 1997 year-end financial reporting. In addition to the Company's current presentation of net income per share, this Statement will require the Company to present diluted net income per share, which will include the dilutive effect of stock options. The Company does not believe the additional disclosure of diluted net income per share will materially impact the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restaurant Progression



                        Three Months Ended   Six Months Ended
                         June 29, June 30,   June 29, June 30,
                          1997     1996        1997     1996
                         -------  -------    ------   --------
Company owned:
Beginning of period         325      23         303      217
Opened                       23      15          45       28
Closed                       (1)     --          (1)      (1)
Acquired                     20        3         20        4
                         ------   ------     ------   ------

End of Period               367      248        367      248
                         ======   ======     ======   ======

Franchised:

Beginning of period         925      702        857      661
Opened                       74       54        142       97
Closed                       (3)      (1)        (3)      (2)
Sold to Company             (20)      (3)       (20)      (4)
                         ------   ------     ------   ------

End of Period               976      752        976      752
                         ======   ======     ======   ======

Total at end of period     1343     1000       1343     1000
                         ======   ======     ======   ======


Results of Operations

Revenues. Total revenues increased 43.9% to $126.2 million for the three months ended June 29, 1997, from $87.7 million for the comparable period in 1996, and 43.5% to $235.9 million for the six months ended June 29, 1997, from $164.4 million for the comparable period in 1996.

Restaurant sales increased 56.9% to $63.6 million for the three months ended June 29, 1997, from $40.5 million for the comparable period in 1996, and 53.7% to $116.5 million for the six months ended June 29, 1997, from $75.8 million for the comparable period in 1996. These increases were primarily due to increases of 45.9% and 43.4% in the number of equivalent Company-owned restaurants open during the three and six months ended June 29, 1997, respectively, compared to the same periods in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, sales increased 11.0% for the three months ended June 29, 1997, over the comparable period in 1996, for Company-owned restaurants open throughout both periods.

Franchise royalties increased 40.1% to $6.0 million for the three months ended June 29, 1997, from $4.3 million for the comparable period in 1996, and 38.0% to $11.3 million for the six months ended June 29, 1997, from $8.2 million for the comparable period in 1996. These increases were primarily due to increases of 30.0% and 30.6% in the number of equivalent franchised restaurants open during the three and six months ended June 29,

1997, respectively, compared to the same periods in the prior year. Also, sales increased 10.0% for the three months ended June 29, 1997, over the comparable period in 1996, for franchised restaurants open throughout both periods.

Franchise and development fees increased 38.0% to $1.4 million for the three months ended June 29, 1997, from $1.0 million for the comparable period in 1996, and 44.1% to $2.6 million for the six months ended June 29, 1997, from $1.8 million for the comparable period in 1996. These increases were primarily due to the 142 franchised restaurants opened during the six months ended June 29, 1997, versus the 97 opened during the comparable period in 1996, an increase of 46.4%. The average dollar amount of fees per franchised restaurant may vary from period to period, as restaurants opened pursuant to older development agreements and "Hometown restaurants" generally have lower required fees than restaurants opened pursuant to more recent development agreements. "Hometown restaurants" are located in smaller markets, generally markets with less than 9,000 households.

Commissary sales increased 28.9% to $45.6 million for the three months ended June 29, 1997, from $35.4 million for the comparable period in 1996, and 30.0% to $86.9 million for the six months ended June 29, 1997, from $66.9 million for the comparable period in 1996. These increases were primarily the result of the increases in equivalent franchised restaurants and comparable sales for franchised restaurants noted above, partially offset by a 14% decrease in the average cheese block market price, which resulted in lower sales prices to franchisees.

Equipment and other sales increased 48.1% to $9.7 million for the three months ended June 29, 1997, from $6.5 million for the comparable period in 1996, and 57.9% to $18.6 million for the six months ended June 29, 1997, from $11.8 million for the comparable period in 1996. These increases were primarily due to the increase in equivalent franchised restaurants open during the three and six months ended June 29, 1997, as compared to the same periods in 1996, and the increase in franchised restaurants opened during the three and six months ended June 29, 1997, as compared to the same periods in 1996. A portion of the equipment and other sales increase was attributable to the increase in sales of the Papa John's PROFIT System, a proprietary point of sale system, and related PROFIT support services to the franchisees, as well as increasing insurance commissions from franchisees. The company initiated an insurance agency function for franchisees during the fourth quarter of 1996.

Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 26.3% for the three months ended June 29, 1997, from 28.8% for the comparable period in 1996, and decreased as a percentage of restaurant sales to 26.4% for the six months ended June 29, 1997, from 28.3% for the comparable period in 1996. This decrease was primarily due to a 7% and 21% decrease in the average cheese block market prices for the first and second quarters of 1997, respectively. This decrease in cost was slightly offset by increased price discounting associated with the 12th Anniversary Promotion in April 1997.

Restaurant salaries and benefits (27.4% vs. 26.4% and 27.2% vs. 26.6%, respectively) increased as a percentage of sales for the three and six months ended June 29, 1997, as compared to the same periods in the prior year. Salaries and benefits were relatively consistent for the three months ended March 30, 1997, compared to the same period in 1996. The increase in the second quarter of 1997 primarily related to increased staffing levels to ensure quality customer service was delivered during the 12/th/ Anniversary Promotion.

Advertising and related costs (9.4% vs. 9.5% and 9.2% vs. 9.4%, respectively) and occupancy costs (4.8% vs. 4.9% and 4.9% vs. 5.0, respectively) were relatively consistent as a percentage of sales for the three and six months ended June 29,1997, as compared to the same periods in the prior year.

Other restaurant operating expenses decreased as a percentage of restaurant sales to 13.2% for the three months ended June 29, 1997, from 13.5% for the comparable period in 1996, but increased as a percentage of restaurant sales to 13.7% for the six months ended June 29, 1997, compared to 13.5% for the comparable period in 1996. Other operating expenses include all other restaurant-level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, telephone costs, training costs and workers compensation insurance. Other operating expenses also include an allocation of commissary operating expenses equal to 3% of

Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants.

The impact on other restaurant operating expenses of higher training costs incurred in the first quarter of 1997 to prepare for the 12th Anniversary Promotion was partially offset by the impact of higher sales volume in the second quarter, also attributable to the 12/th/ Anniversary Promotion.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, printing and promotional items to franchisees and other customers. These costs increased as a percentage of combined commissary sales and equipment and other sales to 92.8% for the three months ended June 29, 1997, as compared to 91.3% for the same period in 1996, and to 91.9% for the six months ended June 29, 1997, from 91.7% for the comparable period in 1996. Cost of sales as a percentage of combined commissary sales and equipment and other sales decreased to 78.9% and 77.9%, respectively for the three and six months ended June 29,1997 from 79.9% for the comparable periods in 1996, due to the timing of certain favorable commodity price changes. The decrease was more than offset by an increase in other operating expenses to 8.1% for the three months and six months ended June 29,1997, compared to 6.2% and 6.4%, respectively, for the three and six months ended June 30, 1996, due primarily to increased delivery costs resulting from larger commissary service areas and costs related to the opening of two commissary facilities in 1997.

General and administrative expenses were relatively consistent as a percentage of total revenues at 7.4% and 7.6%, respectively, for the three and six months ended June 29, 1997, as compared to 7.6% for the comparable periods in 1996.

Depreciation and amortization was relatively consistent as a percentage of total revenues at 3.8% and 3.7%, respectively, for the three and six months ended June 29, 1997, as compared to 3.8% for the comparable periods in 1996.

Investment Income. Investment income increased to $1.1 million for the three months ended June 29, 1997, from $819,000 for the comparable period in 1996, and to $2.2 million for the six months ended June 29, 1997, from $1.3 million for the comparable period in 1996. These increases were primarily the result of higher average investment balances during the first three and six months of 1997 compared to the same periods in 1996 due to the investment of proceeds from the Company's public offering of common stock in May 1996.

Other income (expense). Other expenses were $368,000 for the three months ended June 29,1997, compared to other income of $98,000 for the same period in 1996, and $816,000 for the six months ended June 29,1997, compared to other income of $132,000 for the same period in 1996. The increase in other expenses for the three and six months ended June 29,1997 was primarily attributable to the equipment and leasehold write-offs related to an increasing number of restaurant relocations.

Income Tax Expense. Income tax expense reflects a combined federal, state and local effective tax rate of 37% for the three and six months ended June 29, 1997 and June 30,1996.

Liquidity and Capital Resources

The Company requires capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment and the enhancement of corporate systems and facilities. Capital expenditures of $21.6 million, acquisitions of $5.5 million and loans to franchisees of $8.9 million for the six months ended June 29, 1997, were primarily funded by cash flow from operations, available cash and liquidation of investments.

Cash flow from operations increased to $15.9 million for the six months ended June 29, 1997, from $9.3 million for the comparable period in 1996, due primarily to the higher level of net income for the first six months of 1997.

In addition to restaurant development and possible acquisitions, significant capital projects for the next twelve months are expected to include a new commissary in Des Moines, Iowa (opened in July 1997) and a new commissary in the Pacific Northwest area. The Company also expects to begin construction during 1997 of a 250,000 square foot facility in Louisville, Kentucky, scheduled for completion in mid-1998, approximately one-half of which will accommodate relocation and expansion of the Louisville commissary facility and Novel Approach promotional division and the remainder of which will accommodate relocation and consolidation of corporate offices. In addition, the Company expects to fund an additional $8 to $12 million in loans under the franchisee loan program. The amounts actually funded may vary as the Company continues to gain experience with the loan program.

Capital resources available at June 29, 1997, include $9.4 million of cash and cash equivalents, $59.5 million of investments and a $10 million line of credit, which is in the process of being renewed through June 1998. The Company expects to fund planned capital expenditures and disbursements under the franchise loan program for the next twelve months from these resources and operating cash flows.



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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on May 22, 1997 at the Hyatt Regency Hotel, 320 West Jefferson Street, Louisville, Kentucky at 11:00 a.m.

At the meeting, the Company's stockholders elected three directors to serve until the 2000 annual meeting of stockholders. The vote counts were as follows:

                     Affirmative  Withheld

O. Wayne Gaunce       24,172,404    73,936
Jack A. Laughery      24,174,870    71,470
Michael W. Pierce     24,174,270    72,070

The Company's stockholders also elected Blaine E. Hurst to serve as a director until the 1999 annual meeting of stockholders by a vote of 24,174,420 affirmative and 71,920 withheld. The Company's other directors continue to serve in accordance with their previous elections: through 1998 - Charles W. Schnatter and Richard F. Sherman; and through 1999 - John H. Schnatter.

The Company's stockholders also took the following actions at the meeting:

(1) Amended the Company's Certificate of Incorporation to increase the number of shares of common stock authorized by a vote of 24,059,055 affirmative to 176,306 negative and 10,979 abstention votes;

(2) Amended the Papa John's International, Inc. 1993 Stock Ownership Incentive Plan by a vote of 21,312,671 affirmative to 2,922,094 negative and 11,575 abstention votes;

(3) Ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 28, 1997 by a vote of 24,231,070 affirmative to 10,177 negative and 5,093 abstention votes;

Item 6.  Exhibits and Reports on Form 8-K.

  a. Exhibits

     Exhibit
     Number                                       Description
     ------                                       -----------
     3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Papa John's International, Inc. approved by Stockholders on May 22, 1997.

     10 Amendment to Papa John's International, Inc. 1993 Stock Ownership Incentive Plan approved by Stockholders on May 22, 1997.

     27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

     99.1 Cautionary Statements. Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (Commission File No. 0-21660) is incorporated herein by reference.

  b. Current Reports on Form 8-K.

  There were no reports filed on Form 8-K during the quarterly period ended June 29, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PAPA JOHN'S INTERNATIONAL, INC.
                                 (Registrant)



Date: August 13, 1997                         /s/ E. Drucilla Milby
      ---------------------                   ---------------------
                                              E. Drucilla Milby, Chief Financial
                                                Officer and Treasurer