Form 10-Q
period 1997-09-30
PAPA JOHNS INTERNATIONAL INC
filed 1997-11-12
CIK 901491

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 1997

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

                                (502) 266-5200
             (Registrant's telephone number, including area code)
-------------------------------------------------------------------------------

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

     At October 31, 1997, there were outstanding 29,035,654 shares of the registrant's common stock, par value $.01 per share.

                                     INDEX

PART I.  FINANCIAL INFORMATION                            Page No.
                                                          --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets --
         September 28, 1997 and December 29, 1996                 2

         Condensed Consolidated
         Statements of Income --
         Three Months and Nine
         Months Ended September 28,
         1997 and September 29, 1996                              3

         Condensed Consolidated Statements of
         Stockholders' Equity -- Nine Months Ended
         September 28, 1997 and September 29, 1996                4

         Condensed Consolidated Statements of Cash Flows
         -- Nine Months Ended September 28, 1997 and
         September 29, 1996                                       5

         Notes to Condensed Consolidated Financial
         Statements                                               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                       10

Item 6.  Exhibits and Reports on Form 8-K                        10

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

               Papa John's International, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                 September 28, 1997     December 29, 1996
                                                    (Unaudited)              (Note)
                                                 ------------------     -----------------
(In thousands)
Assets
Current assets:
  Cash and cash equivalents                      $           19,663     $          24,063
  Accounts receivable                                        13,547                13,101
  Inventories                                                 8,524                 6,839
  Deferred pre-opening costs                                  3,925                 2,654
  Prepaid expenses and other current assets                   1,522                 1,591
                                                 ------------------     -----------------
Total current assets                                         47,181                48,248

Investments                                                  57,247                65,067
Net property and equipment                                  104,399                80,717
Notes receivable from franchisees                            14,853                 5,053
Other assets                                                 17,609                12,976
                                                 ------------------     -----------------

Total assets                                     $          241,289     $         212,061
                                                 ==================     =================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                               $           12,934     $          13,105
  Accrued expenses                                           14,143                 9,062
  Current maturities of long-term debt                          185                   175
  Deferred income taxes                                         763                   672
                                                 ------------------     -----------------
Total current liabilities                                    28,025                23,014

Unearned franchise and development fees                       4,709                 3,378
Long-term debt, less current maturities                       1,320                 1,505
Deferred income taxes                                         3,768                 3,285
Other long-term liabilities                                     221                   236

Stockholders' equity:
  Preferred stock                                               -                     -
  Common stock                                                  290                   288
  Additional paid-in capital                                148,021               143,978
  Unrealized gain on investments                                695                   977
  Retained earnings                                          54,721                35,882
  Treasury stock                                               (481)                 (482)
                                                 ------------------     -----------------
Total stockholders' equity                                  203,246               180,643
                                                 ------------------     -----------------

Total liabilities and stockholders' equity       $          241,289     $         212,061
                                                 ==================     =================

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

               Papa John's International, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                           Three Months Ended                         Nine Months Ended
                                                 September 28, 1997    September 29, 1996   September 28, 1997   September 29, 1996
                                                 ------------------    ------------------   ------------------   ------------------
(In thousands, except per share amounts)
Revenues:
     Restaurant sales                            $           63,645    $           42,311   $          180,114   $          118,085
     Franchise royalties                                      5,971                 4,506               17,274               12,699
     Franchise and development fees                           1,149                 1,211                3,774                3,032
     Commissary sales                                        46,466                37,153              133,355              104,011
     Equipment and other sales                               11,021                 7,548               29,590               19,308
                                                 ------------------    ------------------   ------------------   ------------------
Total revenues                                              128,252                92,729              364,107              257,135

Costs and expenses:
     Restaurant expenses:
          Cost of sales                                      16,644                12,170               47,398               33,632
          Salaries and benefits                              17,016                11,300               48,705               31,467
          Advertising and related costs                       6,058                 4,016               16,759               11,145
          Occupancy costs                                     3,493                 2,288                9,200                6,058
          Other operating expenses                            8,503                 5,811               24,408               16,012
                                                 ------------------    ------------------   ------------------   ------------------
                                                             51,714                35,585              146,470               98,314

     Commissary, equipment and other expenses:
          Cost of sales                                      44,524                35,474              126,672               98,302
          Salaries and benefits                               3,248                 2,357                9,463                6,607
          Other operating expenses                            4,611                 2,791               13,143                7,820
                                                 ------------------    ------------------   ------------------   ------------------
                                                             52,383                40,622              149,278              112,729

      General and administrative expenses                     9,160                 6,355               26,990               18,865
      Depreciation                                            3,549                 2,415                9,455                6,495
      Amortization                                            1,749                 1,233                4,635                3,388
                                                 ------------------    ------------------   ------------------   ------------------
Total costs and expenses                                    118,855                86,210              336,828              239,791
                                                 ------------------    ------------------   ------------------   ------------------
Operating income                                              9,697                 6,519               27,279               17,344

Other income (expense):
      Investment income                                       1,175                 1,098                3,399                2,445
      Other, net                                                  8                   183                 (808)                 315
                                                 ------------------    ------------------   ------------------   ------------------
Income before income taxes                                   10,880                 7,800               29,870               20,104
Income tax expense                                            4,026                 2,886               11,052                7,439
                                                 ------------------    ------------------   ------------------   ------------------
Net income                                       $            6,854    $            4,914   $           18,818   $           12,665
                                                 ==================    ==================   ==================   ==================
Net income per share                             $             0.24    $             0.17   $             0.65   $             0.46
                                                 ==================    ==================   ==================   ==================
Weighted average shares outstanding                          28,972                28,671               28,872               27,776
                                                 ==================    ==================   ==================   ==================

See accompanying notes.

               Papa John's International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

                                                   Additional        Unrealized                                        Total
                                       Common       Paid-In        Gain (Loss) on      Retained      Treasury      Stockholders'
                                       Stock        Capital         Investments        Earnings       Stock           Equity
                                       ------      ----------      --------------      --------     ---------      -------------
(In thousands)
Balance at January 1, 1996             $  268      $   88,043      $        (263)      $18,838       $  (604)      $    106,282
Issuance of common stock                   17          50,534                -             -             -               50,551
Exercise of stock options                   1           1,191                -             -             -                1,192
Tax benefit related to exercise of
  non-qualified stock options             -             1,006                -             -             -                1,006
Acquisitions                                1           1,454                -             -             -                1,455
Change in unrealized gain (loss)
  on investments                          -               -                  (25)          -             -                  (25)
Net income                                -               -                  -          12,665           -               12,665
Other                                     -                42                -             (32)          112                122
                                       ------      ----------      --------------      --------     ---------      -------------

Balance at September 29, 1996          $  287      $  142,270      $        (288)      $31,471      $   (492)      $    173,248
                                       ======      ==========      ==============      ========     =========      =============

Balance at December 30, 1996           $  288      $  143,978      $         977       $35,882      $   (482)      $    180,643
Exercise of stock options                   2           2,161                -             -             -                2,163
Tax benefit related to exercise of
  non-qualified stock options             -             1,882                -             -             -                1,882
Change in unrealized gain (loss)
  on investments                          -               -                 (282)          -             -                 (282)
Net income                                -               -                  -          18,818           -               18,818
Other                                     -               -                  -              21             1                 22
                                       ------      ----------      --------------      --------     ---------      -------------

Balance at September 28, 1997          $  290      $  148,021      $         695       $54,721      $   (481)      $    203,246
                                       ======      ==========      ==============      ========     =========      =============

See accompanying notes.

               Papa John's International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                  Nine Months Ended
                                                      September 28, 1997     September 29, 1996
                                                      ------------------     ------------------
(In thousands)
Operating activities
  Net cash provided by operating activities           $           32,761     $           18,108

Investing activities
  Purchase of property and equipment                             (31,163)               (21,104)
  Purchase of investments                                        (28,482)               (52,094)
  Proceeds from sale or maturity of investments                   35,070                  9,225
  Loans to franchisees                                           (10,605)                (5,502)
  Loan repayments from franchisees                                   805                    -
  Deferred systems development costs                              (1,486)                (1,247)
  Acquisitions                                                    (5,448)                   (30)
  Other                                                              293                      9
                                                      ------------------     ------------------
     Net cash used in investing activities                       (41,016)               (70,743)

Financing activities
  Proceeds from exercise of stock options                          2,163                  1,192
  Payments on long-term debt                                        (175)                  (837)
  Proceeds from issuance of common stock                             -                   50,555
  Tax benefit related to exercise of non-qualified
    stock options                                                  1,882                   1006
Other                                                                (15)                   (16)
                                                      ------------------     ------------------
     Net cash provided by financing activities                     3,855                 51,900
                                                      ------------------     ------------------

Net decrease in cash and cash equivalents                         (4,400)                  (735)
Cash and cash equivalents at beginning of period                  24,063                 19,904
                                                      ------------------     ------------------

Cash and cash equivalents at end of period            $           19,663     $           19,169
                                                      ==================     ==================

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 28, 1997

Note 1 -- Basis of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 28, 1997, are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Papa John's International, Inc. Annual Report on Form 10-K for the year ended December 29, 1996.

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

Note 3 -- Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is required to be adopted for 1997 year-end financial reporting. In addition to the Company's current presentation of net income per share, this Statement will require the Company to present diluted net income per share, which will include the dilutive effect of stock options. The Company does not believe the additional disclosure of diluted net income per share will materially impact the financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is required to be adopted for 1998 interim financial reporting. This Statement will require additional disclosures related to comprehensive income (which includes items such as unrealized gains and losses on available-for-sale securities, not included in the income statement) in the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which is required to be adopted for 1998 year-end financial reporting. This Statement does not have any impact on the financial results or financial condition of the Company, but will result in certain changes in required disclosures of segment information.

Note 4 -- Subsequent Events

Subsequent to quarter end, the Company acquired three Papa John's restaurants near Denver, Colorado for $720,000 in cash in a transaction accounted for by the purchase method of accounting. These restaurants were owned by the Chief Executive Officer of the Company and his wife.

Also subsequent to quarter end, the Company acquired a 49% equity ownership interest in Mountain Pizza Group, L.L.C. ("MPG"), an entity which operates seven Papa John's restaurants in Denver, Colorado, for $150,000 in cash. The transaction and subsequent operating results of MPG will be accounted for by the equity method of accounting. The 49% equity ownership interest was acquired from the President of the Company, who remains the 51% majority owner of MPG.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restaurant Progression

                                 Three Months Ended                    Nine Months Ended
                          September 28,      September 29,      September 28,     September 29,
                              1997               1996               1997               1996
                          -------------      -------------      -------------     -------------
Company-owned:
Beginning of period                 367                248                303               217
Opened                               22                 20                 67                48
Closed                              -                   (1)                (1)              (2)
Acquired                            -                    -                 20                4
                          -------------      -------------      -------------     -------------
End of period                       389                267                389               267
                          =============      =============      =============     =============

Franchised:
Beginning of period                 976                752                857               661
Opened                               64                 62                206               159
Closed                               (2)                (1)                (5)               (3)
Sold to Company                     -                    -                (20)               (4)
                          -------------      -------------      -------------     -------------
End of Period                     1,038                813              1,038               813
                          =============      =============      =============      ============
Total at end of period            1,427              1,080              1,427             1,080
                          =============      =============      =============      ============

Results of Operations

Revenues. Total revenues increased 38.3% to $128.3 million for the three months ended September 28, 1997, from $92.7 million for the comparable period in 1996, and 41.6% to $364.1 million for the nine months ended September 28, 1997, from $257.1 million for the comparable period in 1996.

Restaurant sales increased 50.4% to $63.6 million for the three months ended September 28, 1997, from $42.3 million for the comparable period in 1996, and 52.5% to $180.1 million for the nine months ended September 28, 1997, from $118.1 million for the comparable period in 1996. These increases were primarily due to increases of 45.3% and 44.5% in the number of equivalent Company-owned restaurants open during the three and nine months ended September 28, 1997, respectively, compared to the same periods in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, sales increased 6.6% for the three months ended September 28, 1997, over the comparable period in 1996, for Company-owned restaurants open throughout both periods.

Franchise royalties increased 32.5% to $6.0 million for the three months ended September 28, 1997, from $4.5 million for the comparable period in 1996, and 36.0% to $17.3 million for the nine months ended September 28, 1997, from $12.7 million for the comparable period in 1996. These increases were primarily due to increases of 29.4% and 30.2% in the number of equivalent franchised restaurants open during the three and nine months ended September 28, 1997, respectively, compared to the same periods in the prior year. Also, sales increased 5.4% for the three months ended September 28, 1997, over the comparable period in 1996, for franchised restaurants open throughout both periods.

Franchise and development fees decreased 5.1% to $1.1 million for the three months ended September 28, 1997, from $1.2 million for the comparable period in 1996, and increased 24.5% to $3.8 million for the nine months ended September 28, 1997, from $3.0 million for the comparable period in 1996. The decrease for the three month period was primarily due to a lower average dollar amount of fees in 1997, which more than offset the impact of two additional restaurant openings. The increase for the nine month period was primarily due to the 206 franchised restaurants opened during the nine months ended September 28, 1997, versus the 159 opened during the comparable period in 1996, an increase of 29.6%. The average dollar amount of fees per franchised restaurant may vary from period to period depending upon the mix of restaurants opened pursuant to older development agreements and "Hometown restaurants" which generally have lower required fees than restaurants opened pursuant to standard development agreements. "Hometown restaurants" are located in smaller markets, generally markets with less than 9,000 households.

Commissary sales increased 25.1% to $46.5 million for the three months ended September 28, 1997, from $37.2 million for the comparable period in 1996, and 28.2% to $133.4 million for the nine months ended September 28, 1997, from $104.0 million for the comparable period in 1996. These increases were primarily the result of the increases in equivalent franchised restaurants and comparable sales for franchised restaurants noted above. The impact of these increases was partially offset by an 18% and 14% decrease in the average cheese block market price during the three and nine months ended September 28, 1997, respectively, as compared to the same periods in 1996, which resulted in lower sales prices to franchisees.

Equipment and other sales increased 46.0% to $11.0 million for the three months ended September 28, 1997, from $7.5 million for the comparable period in 1996, and 53.3% to $29.6 million for the nine months ended September 28, 1997, from $19.3 million for the comparable period in 1996. These increases were primarily due to the increase in equivalent franchised restaurants open during the three and nine months ended September 28, 1997, as compared to the same periods in 1996, and the increase in franchised restaurants opened during the three and nine months ended September 28, 1997, as compared to the same periods in 1996. A portion of the equipment and other sales increase was attributable to the increase in sales of the Papa John's PROFIT System, a proprietary point of sale system, and related PROFIT support services to the franchisees, as well as increasing insurance commissions from franchisees. The Company initiated an insurance agency function for franchisees during the fourth quarter of 1996.

Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 26.2% for the three months ended September 28, 1997, from 28.8% for the comparable period in 1996, and decreased as a percentage of restaurant sales to 26.3% for the nine months ended September 28, 1997, from 28.5% for the comparable period in 1996. This decrease was primarily due to decreases in the average cheese block market prices noted above.

Restaurant salaries and benefits as a percentage of restaurant sales were 26.7% for the three months ended September 28, 1997, and September 29, 1996. Restaurant salaries and benefits increased as a percentage of sales to 27.0% for the nine months ended September 28, 1997, from 26.6% for the comparable period in 1996, primarily due to increased staffing levels during the second quarter of 1997 to ensure quality customer service was delivered during the 12th Anniversary Promotion.

Advertising and related costs (9.5% vs. 9.5% and 9.3% vs. 9.4%, respectively), occupancy costs (5.5% vs. 5.4% and 5.1% vs. 5.1%, respectively), and other restaurant operating expenses (13.4% vs. 13.7% and 13.6% vs. 13.6%, respectively), were relatively consistent as a percentage of sales for the three and nine months ended September 28,1997, as compared to the same periods in the prior year. Other operating expenses include all other restaurant-level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, telephone costs, training costs and workers compensation insurance. Other operating expenses also include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, printing and promotional items to franchisees and other customers. These costs increased as a percentage of combined commissary sales and equipment and other sales to 91.1% for the three months ended September 28, 1997, as compared to 90.9% for the comparable period in 1996, and to 91.6% for the nine months ended September 28, 1997, from 91.4% for the comparable period in 1996. Cost of sales as a percentage of combined commissary sales and equipment and other sales decreased to 77.5% and 77.7%, respectively, for the three and nine months ended September 28, 1997 from 79.4% and 79.7%, respectively, for the comparable periods in 1996, due to the timing of certain favorable commodity price changes. The decrease was more than offset by an increase in other operating expenses to 8.0% and 8.1%, respectively, for the three months and nine months ended September 28,1997, compared to 6.2% and 6.3%, respectively, for the comparable periods in 1996, due primarily to increased delivery costs resulting from larger commissary service areas and costs related to the opening of three commissary facilities in 1997.

General and administrative expenses were relatively consistent as a percentage of total revenues at 7.1% and 7.4%, respectively, for the three and nine months ended September 28, 1997, as compared to 6.9% and 7.3%, respectively, for the comparable periods in 1996.

Depreciation and amortization was relatively consistent as a percentage of total revenues at 4.1% and 3.9%, respectively, for the three and nine months ended September 28, 1997, as compared to 3.9% and 3.8%, respectively, for the comparable periods in 1996.

Investment Income. Investment income increased to $1.2 million for the three months ended September 28, 1997, from $1.1 for the comparable period in 1996, and to $3.4 million for the nine months ended September 28, 1997, from $2.4 million for the comparable period in 1996. These increases were primarily the result of higher investment returns for the three months ended September 28, 1997, and higher average investment balances during the first nine months of 1997 compared to the same periods in 1996, due to the investment of proceeds from the Company's public offering of common stock in May 1996.

Other Income (Expense). Other income (expense) was relatively consistent for the three month periods ended September 28, 1997 and September 29, 1996. Other income (expense) fluctuated from income of $315,000 for the nine months ended September 29, 1996 to expense of $808,000 for the same period in 1997. This fluctuation was primarily attributable to the equipment and leasehold write-offs related to an increasing number of restaurant relocations during the first and second quarters of the year.

Income Tax Expense. Income tax expense reflects a combined federal, state and local effective tax rate of 37% for the three and nine months ended September 28, 1997 and September 29,1996.

Liquidity and Capital Resources

The Company requires capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment and the enhancement of corporate systems and facilities. Capital expenditures of $31.2 million, acquisitions of $5.4 million and loans to franchisees of $10.6 million for the nine months ended September 28, 1997, were primarily funded by cash flow from operations, available cash and liquidation of investments.

Cash flow from operations increased to $32.8 million for the nine months ended September 28, 1997, from $18.1 million for the comparable period in 1996, due primarily to the higher level of net income for the first nine months of 1997.

In addition to restaurant development and possible acquisitions, significant capital projects for the next twelve months are expected to include a new commissary in the Pacific Northwest area. The Company also expects to begin construction during 1997 of a 221,000 square foot facility in Louisville, Kentucky, scheduled for completion in late 1998, approximately one-half of which will accommodate relocation and expansion of the Louisville commissary facility and Novel Approach promotional division and the remainder of which will accommodate relocation and consolidation of corporate offices. In addition, the Company expects to fund an additional $7 million in loans under existing commitments within the franchisee loan program. The amounts actually funded may vary as the Company continues to review the growth of the loan program.

Capital resources available at September 28, 1997, include $19.7 million of cash and cash equivalents, $57.2 million of investments and a $10 million line of credit expiring in June 1998. The Company expects to fund planned capital expenditures and disbursements under the franchise loan program for the next twelve months from these resources and operating cash flows.

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

Item 6.  Exhibits and Reports on Form 8-K.


     a.  Exhibits

         Exhibit
         Number                                   Description
         ------                                   -----------

         10.1 Discretionary Line of Credit Note dated June 30, 1997 between the Company and PNC Bank, Kentucky, Inc.

         10.2 Amendment to Chief Operating Officer Agreement dated October 9, 1997, by and between the Company and Wade
                            S. Oney.

         27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

         99.1 Cautionary Statements. Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (Commission File No. 0-21660) is incorporated herein by reference.

     b.  Current Reports on Form 8-K.

There were no reports filed on Form 8-K during the quarterly period ended September 28, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PAPA JOHN'S INTERNATIONAL, INC.
                              (Registrant)




Date:  November 12, 1997                 /s/ E. Drucilla Milby
       -----------------                 ----------------------------------
                                         E. Drucilla Milby, Chief Financial
                                             Officer and Treasurer