Form 10-K
period 1997-12-28
PAPA JOHNS INTERNATIONAL INC
filed 1998-03-20
CIK 901491

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 28, 1997
                                      OR
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

--------------------------------------------------------------------------------
     Securities registered pursuant to Section 12(b) of the Act:

                                                (Name of each exchange
          (Title of Each Class)                 on which registered)
          None                                  None

     Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, $.01 par value          The Nasdaq Stock Market
--------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         Yes   X             No
                             -----              -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 17, 1998, there were 29,199,131 shares of the Registrant's Common Stock outstanding. The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of the Registrant at such date was $785,395,747 based on the last sale price of the Common Stock on March 17, 1998 as reported by The Nasdaq Stock Market. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Part III are incorporated by reference to the Registrant's
            Proxy Statement for the Annual Meeting of Stockholders
                           to be held May 21, 1998.

                               TABLE OF CONTENTS
                               -----------------


PART I
------
        Item 1.    Business
        Item 2.    Properties
        Item 3.    Legal Proceedings
        Item 4.    Submission of Matters to a Vote of Security Holders

PART II
-------
        Item 5.    Market for Registrant's Common Equity
                   and Related Stockholder Matters
        Item 6.    Selected Consolidated Financial Data
        Item 7.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
        Item 8.    Consolidated Financial Statements and Supplemental Data
        Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

PART IV
-------
        Item 14.   Exhibits, Consolidated Financial Statement
                   Schedules and Reports on Form 8-K

                                    PART I

Item 1.   Business

General

     Papa John's International, Inc. (the "Company") operates and franchises pizza delivery and carry-out restaurants under the trademark "Papa John's" in 41 states and the District of Columbia, encompassing substantially all of the continental United States except the Northwest and upper Northeast region. The first Company-owned restaurant opened in 1985 and the first franchised restaurant opened in 1986. At December 28, 1997, there were 1,517 Papa John's restaurants in operation, consisting of 401 Company-owned and 1,116 franchised restaurants.

Strategy

     The Company's objective is to become the leading chain of pizza delivery restaurants in each of its targeted markets. To accomplish this objective, the Company has developed a strategy designed to achieve high levels of customer satisfaction and repeat business, as well as to establish recognition and acceptance of the Papa John's brand. The key elements of the Company's strategy include:

     Focused, High Quality Menu. Papa John's restaurants offer a focused menu of high quality pizza, breadsticks and cheesesticks. Papa John's original crust pizza is prepared using fresh dough (not frozen), 100% real mozzarella cheese, pizza sauce made from vine-ripened, fresh-packed tomatoes (not concentrate) and proprietary mix of savory spices, and a choice of high quality meat and vegetable toppings in generous portions. A thin crust pizza, introduced in 1996, is made with a prepared crust and the same high quality toppings as Papa John's original crust pizza. The Company believes its focused menu creates a strong identity in the marketplace and simplifies operations.

     Efficient Operating System. The Company believes that its operating and distribution systems, restaurant layout and designated delivery areas result in lower restaurant operating costs, improved food quality and superior customer service. The Company's commissary system takes advantage of volume purchasing of food and supplies, and provides consistency and efficiencies of scale in dough production. This eliminates the need for each restaurant to order food from multiple vendors and commit substantial labor and other resources to dough preparation. Because Papa John's restaurants have a focused menu and specialize in delivery and carry-out services, each team member can concentrate on a well-defined function in preparing and delivering the customer's order.

     Commitment to Employee Training and Development. The Company is committed to the development and motivation of its team members through on-going training programs, incentive compensation and opportunities for advancement. Team member training programs for the Company and its franchisees are conducted at training centers across the United States. The Company offers financial and stock incentives to restaurant team members at various levels based on the achievement of performance goals. The Company's growth also provides significant opportunities for advancement. The Company believes these factors create an entrepreneurial spirit throughout the organization, resulting in a positive work environment and motivated, customer-oriented team members.

     Targeted, Cost-Effective Marketing. The Company's restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. In markets in which the Company or its franchisees have a significant presence, local marketing efforts are supplemented with radio and television advertising. The first national television commercial aired in the Fall of 1997.

     Franchise System. The Company is committed to developing a strong franchise system by attracting experienced operators, expanding in a controlled manner and ensuring that each franchisee adheres to the Company's high standards. In 1997, the Company began developing an international franchise department and expects to open the first franchised restaurants outside the U.S. in late 1998 or 1999. The Company seeks to attract franchisees with experience in multi-unit restaurant operations and with the financial resources and management capability to open multiple locations. To ensure consistent food quality, each domestic franchisee is required to purchase dough and spice mix from the Company and all other supplies either from the Company or its approved suppliers. Commissaries outside the U.S. may be operated by franchisees pursuant to license agreements. The Company devotes significant resources to provide its franchisees with assistance in restaurant operations, team member training, marketing, site selection and restaurant design.

Unit Economics

     The Company believes its unit economics are exceptional. The 302 Company-owned restaurants that were open throughout the entire 1997 fiscal year generated average sales of $713,000, average cash flow (operating income plus depreciation) of $142,000 and average restaurant operating income of $119,000 (or 16.7% of average sales). A significant number of these restaurants were operating in newer markets. Historically, in the initial months of operations, particularly in new markets, sales have been lower and costs higher than for mature restaurants. However, recent trends indicate that new markets are opening with higher than historical sales volumes.

     The average cash investment for the 76 Company-owned restaurants opened during the 1997 fiscal year, exclusive of land and pre-opening costs, was approximately $257,000. The Company expects the average cash investment for restaurants to be opened in 1998 to approximate $260,000.

Expansion

     A total of 364 restaurants were opened during 1997, consisting of 76 Company-owned and 288 franchised restaurants. The Company plans to open approximately 70 restaurants in 1998 and expects its franchisees to open approximately 300 restaurants in 1998. Newer market expansion is planned for the Upper Northeast Coast, West Coast and Rocky Mountain regions, in addition to building out existing markets throughout the country. As part of its growth strategy, the Company will continue to consider acquiring restaurants from its franchisees. The Company acquired 23 restaurants from its franchisees during the 1997 fiscal year. See "Note 3" of "Notes to Consolidated Financial Statements."

     The ability of the Company and its franchisees to open new restaurants is affected by a number of factors, many of which are beyond the control of the Company and its franchisees. These factors include, among other things, selection and availability of suitable restaurant and commissary locations, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that the Company or its franchisees will be able to meet planned growth targets or open restaurants in markets now targeted for expansion.

     The Company's expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling the Company to take advantage of operational, distribution and advertising efficiencies. The Company's experience in developing markets indicates that market penetration through the opening of multiple restaurants within a particular market results in increased average restaurant sales in that market. The Company has co-developed markets with franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future. In determining which new markets to develop, the Company considers many factors, including the size of the market, demographics and population trends, competition, and availability and costs of real estate. Before entering a new market, the Company analyzes detailed information of these factors and each market is toured and evaluated by senior management.

Menu

     Papa John's restaurants offer a focused menu of high quality pizza, breadsticks and cheesesticks, as well as canned soft drinks. Papa John's original crust pizza is prepared using fresh dough (not frozen). The Company's thin crust pizza is made with a prepared crust which simplifies store-level operations. All Papa John's pizzas are made from high protein wheat flour, 100% real mozzarella cheese, pizza sauce made with vine-ripened, fresh-packed tomatoes (not concentrate) and a proprietary mix of savory spices, and a choice of high quality meat and vegetable toppings in generous portions. Fresh onions and green peppers are purchased from local produce suppliers. Each original crust pizza is served with a container of Papa John's special garlic sauce and two pepperoncinis, and each thin crust pizza is served with a container of special seasonings and two pepperoncinis. The Company believes its limited menu helps create a strong identity among consumers and simplifies operations, resulting in lower restaurant operating costs, improved food quality and superior customer service.

Restaurant Design and Site Selection

     The exterior of most Papa John's restaurants is characterized by backlit awnings, neon window designs and other visible signage. A typical Papa John's restaurant ranges from 1,200 to 1,500 square feet and is designed to facilitate a smooth flow of food orders through the restaurant. The layout includes specific areas for order taking, pizza preparation and routing, resulting in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of food products. The typical interior of a Papa John's restaurant has a vibrant red and white color scheme with green striping, and includes a bright menu board, custom counters and a carry-out customer area. The counters are designed to allow customers to watch the team members slap out the dough and put sauce and toppings on pizzas.

     The Company considers the location of a restaurant to be important and therefore devotes significant resources to the investigation and evaluation of potential sites. The site selection process includes trade area demographics, target population density, household income levels and competitive factors. A member of the Company's development team inspects each potential Company-owned or franchised restaurant location and the surrounding market before a site is approved. Papa John's restaurants are typically located in strip shopping centers or free-standing buildings that provide visibility, curb appeal and accessibility. The Company's restaurant design may be configured to fit a wide variety of building shapes and sizes, thereby increasing the number of suitable locations for Papa John's restaurants.

     Since 1994, the Company has opened a greater number of free-standing restaurants. The Company seeks either existing buildings suitable for conversion, or locations suitable for the construction of its prototype restaurant. Free-standing buildings generally provide more signage and better visibility, accessibility and parking. The Company believes that these locations improve Papa John's image and brand awareness and expects that, over time, free-standing and prototype units will approximate 25% of total Company-owned restaurants. During 1997, the Company constructed its first multi-bay unit, housing a Company-owned restaurant in addition to third party tenants. Management believes that improved site selection may result from the Company maintaining control of the multi-bay development process. This strategy will continue to be evaluated as operational and financial results for these types of units become available for analysis.

Commissary System; Purchasing

     The Company's commissary system supplies pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each Papa John's restaurant in the U.S. This commissary system enables the Company to closely monitor and control product quality and consistency, while lowering food costs. The Company opened a distribution facility in Phoenix, Arizona in the first quarter of 1997 and full-service commissaries in Rotterdam, New York in the first quarter and Des Moines, Iowa in the third quarter of 1997. A full-service commissary in Portland, Oregon is planned for mid-1998 and a new, expanded and modernized Louisville commissary is planned for late-1998 to support restaurant expansion plans. The Company's other full-service commissaries are in Orlando, Florida; Raleigh, North Carolina; Jackson, Mississippi; and Denver, Colorado. The Company also operates a distribution center in Dallas, Texas. The commissary system capacity is continually evaluated in relation to planned restaurant growth, and additional facilities developed as operational or economic conditions warrant.

     The Company sets quality standards for all products used in Papa John's restaurants and designates approved outside suppliers of food and paper products which must meet the Company's quality standards. In order to ensure product quality and consistency, all Papa John's restaurants are required to purchase proprietary spice mix and dough from the Company's commissaries. Franchisees may purchase other goods directly from approved suppliers or the Company's commissaries. The Company has negotiated national purchasing agreements with most of its suppliers. These agreements generally result in volume discounts to the Company, allowing it to sell the products to franchisees at prices which the Company believes are below those franchisees could normally obtain independently. Products are distributed to restaurants by refrigerated trucks leased and operated by the Company or transported by dedicated logistics companies.

     All of the equipment, fixtures and smallwares needed to open a Papa John's restaurant are available for purchase through the Company. The Company also provides layout and design services and recommends subcontractors, signage installers and telephone systems to its franchisees. Although not required to do so, substantially all of the Company's franchisees purchase most of their equipment from the Company.

Marketing Programs

     The Company's restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. The local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. In markets in which the Company or its franchisees have a significant presence, local marketing efforts are supplemented with radio and television advertising.

     In addition to extensive local store marketing, all Company-owned and franchised Papa John's restaurants within a developed market are required to join an advertising cooperative ("Co-op"). Each member restaurant contributes a percentage of sales to the Co-op for market wide programs, such as radio, television and billboards. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op's members. The restaurant-level and Co-op marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John's Marketing Fund, Inc., a non-profit corporation (the "Marketing Fund"), for use by both the Company and its franchisees. The Marketing Fund produced and aired the systems first national television commercial in 1997. Additional national television buys are planned for 1998. The required Marketing Fund contribution can be up to 1.5% of sales, as established from time to time by the governing board of the Marketing Fund (currently 1.0%). The required contribution can be increased above 1.5% only upon approval of not less than 60% of Marketing Fund members.

     The Company also provides both Company-owned and franchised restaurants with catalogs for uniforms and promotional items and pre-approved, print marketing materials. These items can be ordered through toll-free "800" numbers.

Company Operations

     Restaurant Personnel. A typical Papa John's restaurant employs a restaurant manager, two assistant managers and approximately 20 - 25 hourly team members, most of whom work part-time. The manager is responsible for the day-to-day operation of the restaurant and for maintaining Company-established operating standards. The Company seeks to hire experienced restaurant managers and staff and motivate and retain them by providing opportunities for advancement and performance-based financial and stock incentives. The Company has a relatively low managerial turnover rate which it believes results in decreased training costs and higher productivity.

     The Company employs area supervisors, each of whom has responsibility for overseeing three to five Company-owned restaurants. The Company also employs regional vice presidents and district managers who oversee area supervisors and managers within their respective markets. These team members are also eligible to earn performance-based financial and stock incentives.

     Training and Education. The Company has team members dedicated to training and overseeing new restaurant openings, including a full-time coordinator in each of its markets. The Company provides an on-site training team three days before and three days after the opening of each Company-owned and franchise restaurant. Each regional vice president, district manager, area supervisor and restaurant manager is required to complete the Company's management training program and on-going development programs in which instruction is given on all aspects of the Company's systems and operations. The programs include classroom instruction and hands-on training at an operating Papa John's restaurant. The programs are conducted at the Company's training centers located within Company-owned and franchised restaurants. The Company's training also includes an education and safety program for its delivery drivers.

     Point of Sale Technology. Point of sale technology (the Company's proprietary PROFIT SystemTM) was in place in all Company-owned restaurants and substantially all franchised restaurants at the end of 1997. The Company believes this technology increases speed and accuracy in order taking and pricing, reduces paper work and allows the restaurant manager to better monitor and control food and labor costs. The Company believes the PROFIT System enhances restaurant-level marketing capabilities through the development of a data base containing information on customers and their buying habits with respect to the Company's products. Polling capabilities allow the Company to obtain current restaurant operating information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting.

     Reporting. Managers at Company-owned restaurants utilize daily reports of sales, cash deposits and operating costs. Physical inventories of all food and beverage items are taken weekly. The Company's area supervisors prepare weekly operating projections for each of the restaurants under their supervision.

     Hours of Operations. Papa John's restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday.

Franchise Program

     General. The Company continues to attract many franchisees with significant restaurant experience. The Company considers its franchisees to be a vital part of the system's continued growth and believes its relationship with its franchisees is excellent. At December 28, 1997, there were 1,116 franchised restaurants operating in 40 states and the District of Columbia and the Company had development agreements for approximately 715 additional franchised restaurants committed to open through 2001. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. During the 1997 fiscal year, 288 franchised restaurants were opened.

     Approval. Franchisees are approved on the basis of the applicant's business background, restaurant operating experience and financial resources. The Company generally seeks franchisees who will enter into development agreements for multiple restaurants. The Company seeks franchisees who have restaurant experience or, in the case of franchisees who do not have restaurant experience, the Company requires the franchisee to hire a full-time operator who has either an equity interest or the right to acquire an equity interest in the franchise operation.

     Development and Franchise Agreements. The Company enters into development agreements with its domestic franchisees for the opening of a specified number of restaurants within a defined period of time within a specified geographic area. Under the Company's current standard development agreement, the franchisee is required to pay, at the time of signing the agreement, a non-refundable fee of $5,000 per restaurant covered by the development agreement. This amount is credited against the standard $20,000 franchise fee payable to the Company upon signing the franchise agreement for a specific location. Generally, a franchise agreement is executed when a franchisee secures a location. In 1997, the Company began developing an international franchise department and expects to open the first franchised restaurants outside the U.S. in late 1998 or 1999.

     The Company's current standard franchise agreement provides for a term of 10 years (with one ten-year renewal option) and payment to the Company of a royalty fee of 4% of sales. The current standard franchise agreement, as well as substantially all existing franchise agreements, permit the Company to increase the royalty fee up to 5% of sales after the agreement has been in effect for three years. However, the royalty fee cannot be increased to an amount greater than the percentage royalty fee then in effect for new franchisees.

     The Company has the right to terminate a franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise.

     The Company has entered into a limited number of development and franchise agreements for non-traditional restaurant units. These agreements generally cover venues or areas not originally targeted for development and have terms differing from the standard agreement. The Company does not believe these contracts have a significant impact on revenues or profits.

     Franchise Restaurant Development. The Company provides assistance to its franchisees in selecting sites and developing restaurants and the physical specifications for typical restaurants. Each franchisee is responsible for selecting the location for its restaurants but must obtain Company approval of restaurant design and location based on accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic. The Company provides design plans, fixtures and equipment for most franchisee locations at competitive prices.

     Franchisee Loan Program. At the beginning of the third quarter of 1996, the Company established a program under which selected franchisees developing ten or more Papa John's restaurants may borrow funds for use in the construction and development of their restaurants. Loans made under the program typically bear interest at fixed or floating rates (ranging from 5.5% to 10.0% at December 28, 1997), and are secured by the fixtures, equipment and signage (and where applicable, the land) of the restaurant and the ownership interests in the franchisee. In limited cases, the Company has obtained a purchase option with respect to the financed restaurants.

A franchisee utilizing the loan program must open at least 20% of the restaurants covered by the franchisee's development agreement with its own equity capital prior to receiving funds from the Company under the program.

     At December 28, 1997, loans outstanding under the franchise loan program totaled $15.1 million, with commitments to lend up to an additional $4.5 million. The Company does not expect to significantly expand the franchise loan program beyond current commitment levels at this time.

     Franchise Training and Support. Every franchisee is required to have a principal operator approved by the Company who satisfactorily completes the Company's two-week training program and who devotes his or her full business time and efforts to the operation of the franchisee's restaurants. Each franchised restaurant manager is also required to complete the Company's two-week training program. The Company provides an on-site training crew three days before and three days after the opening of a franchisee's first two restaurants and ongoing supervision thereafter. Multi-unit franchisees are encouraged to hire a full-time training coordinator to train new team members for their restaurants. The Company's franchise consultants, reporting to the Vice President of Franchise Operations, maintain open communication with the franchise community, relaying operating and marketing information and new ideas between the Company and franchisees.

     Franchise Operations. All franchisees are required to operate their Papa John's restaurants in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

     Franchise Advisory Board. The Company has a Franchise Advisory Board that consists of Company and franchisee representatives. The Advisory Board holds quarterly meetings to discuss new marketing ideas, operations, growth and other relevant issues.

     Reporting. The Company collects weekly and monthly sales and other operating information from its franchisees. The Company has agreements with most of its franchisees permitting the Company to electronically debit the franchisees bank accounts for the payment of royalties, Marketing Fund contributions and purchases of commissary products from the Company. This system significantly reduces the resources needed to process receivables, improves cash flow and virtually eliminates past-due accounts related to these items. Franchisees generally are required to purchase and install the Papa John's PROFIT System in their restaurants. See "Company Operations -- Point of Sale Technology."

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

     The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly team members may adversely affect the restaurant industry in general and the Company's restaurants in particular.

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

     The Company is subject to Federal Trade Commission ("FTC") regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time (some of which are now pending) which would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

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

Trademarks

     The Company's rights in its trademarks and service marks are a significant part of its business. The Company is the owner of the federal registration of the trademark "Papa John's." The Company has also registered "Pizza Papa John's and design" as a trademark and a service mark. The Company owns federal registrations for the marks "Pizza Papa John's Delivering the Perfect Pizza! and design", "Call your Papa", "Perfect Pizza Perfect Price", "Delivering the Perfect Pizza!", "Pizza Papa John's Print Network", "The Pizza of Summer" and "We Deliver Perfection."

     The Company has applied for the registration of "Pick 5", "Better Ingredients. Better Pizza.", "Pizza Papa John's. Better Ingredients. Better Pizza.", "Papa John's International Pizza Games", "Papa-size it" and "Perfect Original and design" as trademarks and service marks. The Company has also applied to register its principal trademark, "Pizza Papa John's and design" in 69 foreign countries and the European community. The mark has been registered in 17 countries. The Company is aware of the use by other persons in certain geographic areas of names and marks which are the same as or similar to the Company's marks. It is the Company's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

Employees

     As of December 28, 1997, the Company employed 14,219 persons, of whom approximately 12,579 were restaurant team members, 525 were restaurant management and supervisory personnel, 453 were corporate personnel and 662 were commissary and support services personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of the Company's team members is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

Forward Looking Statements

     This Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including information within Management's Discussion and Analysis of Financial Condition and Results of Operation. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. Although the Company believes that its expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

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

Item 2.  Properties

     As of December 28, 1997, the Company and its franchisees operated 1,517 Papa John's restaurants.

                           Company-owned Restaurants
                           -------------------------

                                                                Number of
                                                               Restaurants
                                                               -----------
     Colorado.................................................       23
     Delaware.................................................        8
     Florida..................................................       44
     Georgia..................................................       59
     Illinois.................................................        2
     Indiana..................................................       28
     Kentucky.................................................       28
     Maryland.................................................       45
     Missouri.................................................       12
     New Mexico...............................................        7
     North Carolina...........................................       42
     South Carolina...........................................        2
     Tennessee................................................       26
     Texas....................................................       56
     Virginia.................................................       16
     Washington, D.C..........................................        3
                                                                    ---

          Total Company-owned Restaurants.....................      401
                                                                    ===

                            Franchised Restaurants
                            ----------------------

                                                                Number of
                                                               Restaurants
                                                               -----------
     Alabama..................................................      43
     Arkansas.................................................      13
     Arizona..................................................      14
     California...............................................      14
     Colorado.................................................       9
     Connecticut..............................................       3
     Florida..................................................     133
     Georgia..................................................      38
     Illinois.................................................      52
     Indiana..................................................      63
     Iowa.....................................................       8
     Kansas...................................................      11
     Kentucky.................................................      46
     Louisiana................................................      33
     Maryland.................................................      12
     Massachusetts............................................       6
     Michigan.................................................      23
     Minnesota................................................      26
     Mississippi..............................................      15
     Missouri.................................................      24
     Nebraska.................................................       7
     Nevada...................................................       5
     New Hampshire............................................       3
     New Jersey...............................................      11
     New Mexico...............................................       1
     New York.................................................      14
     North Carolina...........................................      33
     North Dakota.............................................       2
     Ohio.....................................................     134
     Oklahoma.................................................      12
     Pennsylvania.............................................      35
     South Carolina...........................................      33
     South Dakota.............................................       1
     Tennessee................................................      42
     Texas....................................................      82
     Utah.....................................................       8
     Virginia.................................................      68
     West Virginia............................................      15
     Wisconsin................................................      19
     Wyoming..................................................       4
     Washington, D.C..........................................       1
                                                                 -----
          Total Franchised Restaurants........................   1,116
                                                                 =====

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

     Information with respect to the Company's leased commissaries and other facilities is set forth below.

                Facility                         Square Footage
                --------                         --------------
     Louisville, KY Corporate Headquarters               58,000
     Louisville, KY Commissary                           38,000
     Jackson, MS Commissary                              30,000
     Raleigh, NC Commissary                              27,000
     Dallas, TX Distribution Center                      20,000
     Denver, CO Commissary                               21,000
     Phoenix, AZ Distribution Center                     26,000
     Des Moines, IA Commissary                           31,000
     Rotterdam, NY Commissary                            40,000

     The Company owns approximately five acres in Orlando on which its 63,000 square foot full-service commissary is located. In addition, the Company owns approximately 37 acres in Louisville, Kentucky, and has built a 40,000 square foot building on the land consolidating its printing and promotional operations. The Company has begun construction of additional facilities on the land in 1998 of approximately 242,000 square feet, approximately 30-40% of which will accommodate relocation and expansion of the Louisville commissary operation and Novel Approach promotional division, and the remainder of which will accommodate relocation and consolidation of corporate offices. The facility is scheduled for completion in late-1998 or early-1999. The Company believes that it will continue to need additional office and commissary space.

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the current executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an officer of the Company:

                                                                                     First Elected
          Name                   Age                 Position                       Executive Officer
          ----                   ---                 --------                       -----------------
          John H. Schnatter       36       Founder, Chairman and Chief                     1985
                                           Executive Officer

          Charles W. Schnatter    35       Senior Vice President, General                  1991
                                           Counsel and Secretary

          Blaine E. Hurst         41       President                                       1995

          E. Drucilla Milby       44       Chief Financial Officer and Treasurer           1991

          Wade S. Oney            37       Chief Operating Officer                         1995

          Robert J. Wadell        42       President - PJ Food Service, Inc.               1990

          Richard J. Emmett       42       Senior Vice President - Senior Counsel          1992

          J. David Flanery        41       Vice President and Corporate                    1994
                                           Controller

          Syl J. Sosnowski        56       Vice President -- Marketing and                 1995
                                           Support Services

     John Schnatter created the Papa John's concept and founded the Company in 1985. He has served as Chairman of the Board and Chief Executive Officer since 1990, and from 1985 to 1990, served as President. John Schnatter has also been a franchisee of the Company since 1986.

     Charles Schnatter has served as General Counsel and Secretary since 1991 and has been a Senior Vice President of the Company since 1993. From 1988 to 1991, he was an attorney with Greenebaum Doll & McDonald PLLC, Louisville, Kentucky, a law firm which provides legal services to the Company. Charles Schnatter was a franchisee of the Company from 1989 to 1997.

     Blaine Hurst has served as President since 1996. From 1995 to 1996, Mr. Hurst served as Chief Information Officer after having joined the Company in January 1995 as Vice President of Information Systems. From 1993 to 1995, Mr. Hurst was Vice President of Information Systems for Boston Chicken, Inc. From 1989 to 1993, Mr. Hurst was a consulting partner with Ernst & Young LLP. Mr. Hurst has been a franchisee of the Company since 1996.

     Dru Milby has served as Chief Financial Officer since 1995 and Treasurer since 1993. Ms. Milby held the position of Vice President -- Finance from 1991 to 1995. From 1990 to 1991, Ms. Milby was Director of Financial Planning for American Air Filter. From 1987 to 1990, Ms. Milby was Manager of Financial Reporting and Systems Support for KFC International, the operator and franchisor of KFC restaurants. From 1983 to 1987, Ms. Milby held various positions with KFC International and KFC USA in the areas of general accounting, financial reporting and financial systems. Ms. Milby is a licensed Certified Public Accountant and Certified Management Accountant.

     Wade Oney has served as Chief Operating Officer since 1995. From 1992 to 1995, Mr. Oney served as the Company's Regional Vice President of Southeast Operations. From 1989 to 1992, Mr. Oney held various positions with Domino's Pizza, Inc. as follows: from 1991 to 1992, Senior Vice President, Northeast; from 1990 to 1991 Senior Vice President, Product Implementation; and from 1989 to 1990, Vice President of Operations. Mr. Oney has been a franchisee of the Company since 1993.

     Robert Wadell has served as President of PJ Food Service, Inc. since 1995, after having served as Vice President of Commissary Operations from 1990 to 1995. From 1988 to 1990, Mr. Wadell was employed with Mr. Gatti's in the position of Regional Franchise Director, responsible for overseeing the operations of 65 franchised restaurants in an eight-state area. From 1983 to 1988, Mr. Wadell was an Area Supervisor for Mr. Gatti's, and from 1979 to 1983, was a store operator for Mr. Gatti's.

     Richard Emmett was appointed Senior Vice President and Senior Counsel in March 1997, after having served as Senior Vice President-Development from August 1996 to March 1997. From 1992 to 1996, Mr. Emmett held the position of Vice President and Senior Counsel. From 1983 to 1992, Mr. Emmett was an attorney with the law firm of Greenebaum Doll & McDonald PLLC, having become a partner of such firm in 1989. Mr. Emmett was a franchisee of the Company from 1992 to 1997.

     David Flanery has served as Vice President since 1995 after having joined the Company in 1994 as Corporate Controller. From 1979 to 1994, Mr. Flanery was with Ernst & Young LLP in a variety of positions, most recently as Senior Audit Manager. Mr. Flanery is a licensed Certified Public Accountant.

     Syl Sosnowski has served as Vice President of Marketing and Support Services since 1995. From 1990 to 1995, Mr. Sosnowski served as Vice President of Marketing and Sales for Carvel Corporation.

     John and Charles Schnatter are brothers. There are no other family relationships among the Company's executive officers and other key personnel.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol PZZA. As of March 9, 1998, there were approximately 719 record holders of common stock. The following table sets forth for the quarters indicated the high and low sale prices of the Company's common stock, as reported by The Nasdaq Stock Market. All sale prices have been adjusted to reflect a 3-for-2 stock split to stockholders of record on March 12, 1996, and an additional 3-for-2 stock split to stockholders of record on November 8, 1996. Each stock split was effected in the form of a 50% stock dividend.


1997             High            Low
----             ----            ---
First Quarter   $35.13          $23.75
Second Quarter   37.50           22.63
Third Quarter    39.50           30.44
Fourth Quarter   37.75           28.00

1996
----
First Quarter   $29.83          $16.80
Second Quarter   35.33           25.67
Third Quarter    35.00           26.00
Fourth Quarter   37.33           29.50


    Since its initial public offering of common stock in 1993, the Company has not paid dividends on its common stock, and has no plans to do so in the foreseeable future.

Item 6. Selected Consolidated Financial Data

     The selected financial data presented below for each of the years in the five-year period ended December 28, 1997 was derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

(In thousands, except per share data)                                                    Year Ended (1)
                                                               -----------------------------------------------------------------
                                                               Dec. 28,       Dec. 29,      Dec. 31,      Dec. 25,      Dec. 26,
                                                                 1997           1996         1995          1994          1993
                                                               -----------------------------------------------------------------
System wide Restaurant Sales
  Company-owned                                                $251,153       $167,982      $111,747      $ 66,267      $ 32,505
  Franchised                                                    616,456        451,214       347,003       231,343       133,846
                                                               -----------------------------------------------------------------
  Total                                                        $867,609       $619,196      $458,750      $297,610      $166,351
                                                               =================================================================
Income Statement Data
  Revenues:
    Restaurant sales                                           $251,153       $167,982      $111,747      $ 66,267      $ 32,505
    Franchise royalties                                          24,318         17,827        13,561         9,163         5,290
    Franchise and development fees                                5,327          4,286         3,508         3,274         2,379
    Commissary sales                                            188,034        142,998       105,874        67,515        41,013
    Equipment and other sales                                    39,952         26,959        18,665        15,316         8,046
                                                               -----------------------------------------------------------------
  Total revenues                                                508,784        360,052       253,355       161,535        89,233

  Operating income(2)                                            39,194         25,629        15,819        10,064         6,221
  Other income                                                    3,431          3,917         1,910         1,318           247
                                                               -----------------------------------------------------------------
  Income before income taxes(2)                                  42,625         29,546        17,729        11,382         6,468
  Income tax expense(2)                                          15,772         10,932         6,525         4,182         2,393
                                                               -----------------------------------------------------------------
  Net income(2)                                                $ 26,853       $ 18,614      $ 11,204      $  7,200      $  4,075
                                                               =================================================================
  Basic earnings per share(2)                                  $    .93       $    .66      $    .45      $    .31      $    .20
                                                               =================================================================
  Diluted earnings per share(2)(3)                             $    .91       $    .65      $    .44      $    .30      $    .20
                                                               =================================================================
  Basic weighted average shares outstanding                      28,916         28,010        25,139        23,525        20,191
                                                               =================================================================
  Diluted weighted average shares outstanding(3)                 29,592         28,670        25,552        24,033        20,815
                                                               =================================================================
Balance Sheet Data
  Total assets                                                 $253,243       $212,061      $128,819      $ 76,173      $ 27,789
  Long-term debt                                                  1,505          1,680         2,510         1,279          -
  Stockholders' equity                                          212,733        180,643       106,282        62,609        19,269

-----------------------------------------------------

(1) The Company operates on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 1997, 1996, 1994, and 1993 fiscal years consisted of 52 weeks and the 1995 fiscal year consisted of 53 weeks.

(2) Information for 1993 reflects pro forma adjustments assuming that the Company had been treated as a C Corporation rather than an S Corporation for income tax purposes for the entire year, with assumed combined federal, state and local effective income tax rates aggregating 37%, and the Company's compensation program for the top three executive officers that was adopted during 1993 had been in effect for the entire year, which would have reduced compensation expense by $154,000.

(3) Reflects the dilutive effect of stock options as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". See "Note 2" of "Notes to Consolidated Financial Statements."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Papa John's International, Inc. (the "Company") began operations in 1985 with the opening of the first Papa John's restaurant in Jeffersonville, Indiana. At December 28, 1997, there were 1,517 Papa John's restaurants in operation, consisting of 401 Company-owned and 1,116 franchised restaurants. The Company's revenues are principally derived from retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, and information systems and related services used in their operations.

     The Company intends to continue to expand the number of Company-owned and franchised restaurants. The Company's expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling the Company to take advantage of operational, distribution and advertising efficiencies. The Company believes that its expansion strategy has contributed to increases in comparable annual sales for Company-owned restaurants of 9.3% in 1997, 11.9% in 1996 and 9.0% in 1995. The Company anticipates that future comparable sales increases, if any, will be at a lesser rate than in recent years. Average sales for Company-owned restaurants open a full year increased to $713,000 for 1997 from $682,000 for 1996. This increase is attributable to continuing strong sales of maturing restaurants and to the fact that several new markets were entered in 1995 and 1996, with generally lower sales volumes throughout 1996 as those markets were built out. Average sales volumes in new markets are generally lower than in those markets in which the Company has established a significant market position, although recent trends indicate that new markets are opening with stronger than historical sales volumes.

     Approximately 45% of the Company's revenues for 1997 and 47% for 1996 were derived from the sale to franchisees of food and paper products, restaurant equipment, printing and promotional items and information systems equipment and software and related services by the Company, its commissary subsidiary, PJ Food Service, Inc., and the Company's support services subsidiary, Printing & Promotions, Inc. The Company believes that, in addition to supporting both Company and franchised growth, these subsidiaries contribute to product quality and consistency throughout the Papa John's system.

     The Company continually strives to obtain high quality sites with greater access and visibility, and to enhance the appearance and quality of its restaurants. The Company believes that these factors improve Papa John's image and brand awareness. During 1997 and 1996, the Company pursued a greater number of free-standing conversion and prototype locations and expects to continue this strategy in 1998. Over time, the Company expects that these free-standing units will approximate 25% of the total Company-owned restaurants.

     The average cash investment for the 76 Company-owned restaurants opened during 1997, exclusive of land and pre-opening costs, increased to approximately $257,000 from $208,000 for the 66 units opened in 1996. This increase was primarily due to the planned increase in the percentage of higher-cost free-standing units opened during 1997. The Company expects the average cash investment for restaurants opening in 1998 to approximate $260,000 as the Company plans to build a number of free-standing units in 1998 comparable to 1997.

     Pre-opening costs are capitalized and amortized on a straight-line basis over a period of one year from the opening date of the restaurant or commissary facility.

     In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued an Exposure Draft of a Proposed Statement of Position, "Reporting on the Costs of Start-Up Activities" (the "SOP") which, if finalized, would require adoption at the beginning of 1999. The Company's initial application of the SOP would require the write-off of deferred pre-opening costs as of the date of adoption, and such write-off would be reported, on a net of tax basis, as the cumulative effect of a change in accounting principle. The Company does not expect the adoption of the SOP to significantly impact future operating income due to the relative consistency of new facility openings and length of the current amortization period. Deferred pre-opening costs as of December 28, 1997 were $3.8 million.

     The Company defers certain costs incurred in connection with the development of its information systems and amortizes such costs over periods of up to five years from the date of completion.

     The Company's fiscal year ends on the last Sunday in December of each year. The 1997 and 1996 fiscal years consisted of 52 weeks and the 1995 fiscal year consisted of 53 weeks.

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

Results of Operations

     The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:


                                                                Year Ended
                                                     ---------------------------------
                                                     Dec. 28,     Dec. 29,    Dec. 31,
                                                       1997         1996        1995
                                                     ---------------------------------
Income Statement Data:
Revenues:
  Restaurant sales                                      49.4%        46.7%      44.1%
  Franchise royalties                                    4.7          4.9        5.3
  Franchise and development fees                         1.0          1.2        1.4
  Commissary sales                                      37.0         39.7       41.8
  Equipment and other sales                              7.9          7.5        7.4
                                                    --------------------------------
       Total revenues                                  100.0        100.0      100.0
Costs and expenses:
     Restaurant cost of sales(1)                        26.4         28.0       28.4
     Restaurant operating expenses(1)                   54.9         54.9       54.8
     Commissary, equipment and other expenses(2)        91.5         91.1       93.1
     General and administrative expenses                 7.3          7.4        7.9
     Depreciation and amortization                       3.9          3.8        3.4
       Total costs and expenses                      92.3         92.9       93.8
                                                    --------------------------------
Operating income                                         7.7          7.1        6.2
Other income (expense):
     Investment income                                   0.9          1.0        0.7
     Other                                              (0.2)         0.1        0.1
                                                    --------------------------------
Income before income taxes                               8.4          8.2        7.0
Income tax expense                                       3.1          3.0        2.6
                                                    --------------------------------
     Net income                                          5.3%         5.2%       4.4%
                                                    ================================

(1)  As a percentage of Restaurant sales.
(2) As a percentage of Commissary sales and Equipment and other sales on a combined bases.


                                                                            Year Ended
                                                               ------------------------------------
                                                               Dec. 28,      Dec. 29,      Dec. 31,
                                                                 1997          1996          1995
                                                               ------------------------------------
Restaurant Data:
Percentage increase in comparable Company-owned
   restaurant sales(3)                                              9.3%         11.9%          9.0%
Average sales for Company-owned restaurants
   open full year                                              $713,000      $682,000      $657,000
Number of Company-owned restaurants:
   Beginning of period                                              303           217           133
   Opened                                                            76            66            61
   Closed                                                            (1)           (2)            -
   Acquired                                                          23            22            23
                                                                -----------------------------------
   End of period                                                    401           303           217
Number of franchised restaurants:
   Beginning of period                                              857           661           499
   Opened                                                           288           224           190
   Closed                                                            (6)           (6)           (5)
   Sold to Company                                                  (23)          (22)          (23)
                                                                -----------------------------------
   End of period                                                  1,116           857           661
                                                                -----------------------------------
Total restaurants-end of period                                   1,517         1,160           878
                                                                ===================================

(3) Includes only Company-owned restaurants open throughout the periods being compared.


1997 Compared to 1996

     Revenues. Total revenues increased 41.3% to $508.8 million in 1997, from $360.1 million in 1996.

     Restaurant sales increased 49.5% to $251.2 million in 1997, from $168.0 million in 1996. This increase was primarily due to a 42.0% increase in the number of equivalent Company-owned restaurants open during 1997 as compared to 1996. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, comparable sales increased 9.3% in 1997 over 1996 for Company-owned restaurants open throughout both years.

     Franchise royalties increased 36.4% to $24.3 million in 1997, from $17.8 million in 1996. This increase was primarily due to a 30.5% increase in the number of equivalent franchised restaurants open during 1997 as compared to 1996. Also, comparable sales increased 7.4% in 1997 over 1996 for franchised restaurants open throughout both years.

     Franchise and development fees increased 24.3% to $5.3 million in 1997, from $4.3 million in 1996. This increase was primarily due to the 288 franchised restaurants opened during 1997, as compared to 224 opened during 1996, an increase of 28.6%, partially offset by the lower per unit franchise and development fees collected on certain non-traditional restaurant units opened in 1997. The average dollar amount of fees per franchised restaurant may vary from period to period, depending on the mix of restaurants opened pursuant to older development agreements and "Hometown restaurants" which generally have lower required fees than traditional restaurants opened pursuant to standard development agreements. Hometown restaurants are located in smaller markets, generally with less than 9,000 households.

     Commissary sales increased 31.5% to $188.0 million in 1997, from $143.0 million in 1996. This increase was primarily due to the increases in equivalent franchised restaurants and comparable sales for franchised restaurants noted above, partially offset by the impact of lower average cheese prices in 1997.

     Equipment and other sales increased 48.2% to $40.0 million in 1997, from $27.0 million in 1996. This increase was primarily due to the increase in equivalent franchised restaurants open during 1997 as compared to 1996 and the increase in franchised restaurants opened during 1997 as compared to 1996. A portion of the equipment and other sales increase was also attributable to the increase in sales of the Papa John's PROFIT System, a proprietary point of sale system, and related PROFIT support services to the franchisees, as well as increasing insurance commissions from franchisees. The Company initiated an insurance agency function for franchisees during the fourth quarter of 1996.

     Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurants sales to 26.4% in 1997, from 28.0% in 1996. The primary reason for the decrease is attributable to lower average cheese prices for the year and increased efficiencies at both mature and newly-opened stores.

     Restaurant salaries and benefits increased as a percentage of restaurant sales to 27.0% in 1997, from 26.7% in 1996. The increase is primarily due to the impact of increases in the federal minimum wage in October 1996 and September 1997, and increased staffing levels during the second quarter of 1997 to ensure quality customer service was delivered during the 12th Anniversary Promotion.

     Restaurant advertising and related costs decreased as a percentage of restaurant sales to 9.3% in 1997, from 9.6% in 1996. The decrease in 1997 was primarily the result of higher 1996 costs related to the fourth quarter rollout of a new thin crust product. Also, restaurant level advertising is intentionally managed to higher levels for new restaurants; therefore, as the percentage of new Company-owned restaurant openings to existing Company-owned restaurants decreases, the overall advertising cost percentage also decreases.

     Other restaurant operating expenses were relatively consistent as a percentage of restaurant sales at 13.5% for 1997 and 13.6% for 1996. Other operating expenses include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants.

     Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, information systems and printing and promotional items to franchisees and other customers. These costs increased as a percentage of combined commissary sales and equipment and other sales to 91.5% in 1997, from 91.1% in 1996. Cost of sales as a percentage of combined commissary sales and equipment and other sales decreased to 77.8% in 1997 from 79.3% in 1996, due to the timing of certain favorable commodity price changes. The decrease was more than offset by an increase in salaries and benefits and other operating expenses to 13.7% in 1997 compared to 11.8% in 1996, due primarily to increased delivery costs resulting from larger commissary service areas and staffing and other costs related to the opening of three commissary facilities in 1997.

     General and administrative expenses declined slightly as a percentage of total revenues to 7.3% in 1997 from 7.4% in 1996.

     Depreciation and amortization increased as a percentage of total revenues to 3.9% in 1997, from 3.8% in 1996. This increase was primarily due to additional capital expenditures by the Company, intangibles related to acquisitions, deferred pre-opening costs for newly-opened restaurants and commissaries and other deferred expenses, primarily systems development costs.

     Investment Income. Investment income increased to $4.5 million in 1997, from $3.5 million in 1996. The increase was the result of higher average amounts outstanding under the franchise loan program which earn higher average rates of interest in comparison to the securities held in the investment portfolio. Amounts receivable under the program increased from $5.1 million at December 1996, to $15.1 million at December 1997.

     Other Income (Expense). Other income (expense) fluctuated from income of $433,000 in 1996, to expense of $1.1 million in 1997. This fluctuation was primarily attributable to the equipment and leasehold write-offs related to an increasing number of restaurant relocations during the year.

     Income Tax Expense. Income tax expense reflects a combined federal, state and local effective income tax rate of 37.0% in 1997 and 1996.

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

     Restaurant advertising and related costs increased as a percentage of restaurant sales to 9.6% in 1996, from 9.4% in 1995. The increase was primarily driven by fourth quarter advertising campaigns related to the roll-out of the new Papa John's "Better Thin" product to all markets.

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

     General and administrative expenses decreased as a percentage of total revenues to 7.4% in 1996, from 7.9% in 1995. The decrease was primarily due to improved organizational efficiencies over an increasing revenue base. Additionally, savings in certain insurance costs were realized as a result of coverage changes implemented during the fourth quarter of 1995.

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

Impact of Year 2000

     Some of the Company's older purchased software programs were written using two digits rather than four to define the applicable year. As a result, this time-sensitive software recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in disruptions of important administrative processes, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed an assessment and will have to modify or replace portions of its software so that its systems will function properly with respect to dates in the year 2000 and thereafter. Management believes the total Year 2000 project cost is immaterial to financial position, net income and liquidity. Much of the cost related to Year 2000 coincides with existing management plans to replace certain systems (principally the general ledger and related subsidiary systems) in order to accommodate the Company's planned growth.

     The project is estimated to be completed in early 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and/or conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on certain administrative processes of the Company.

Liquidity and Capital Resources

     The Company requires capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities and the funding of franchisee loans. Capital expenditures of $43.1 million, acquisitions of $6.2 million, and loans to franchisees of $12.3 million for 1997, were primarily funded by cash flow from operations, available cash and liquidation of investments.

     Total 1998 capital expenditures are expected to be approximately $84.0 million, primarily for the development or relocation of restaurants, commissary facilities and corporate offices. The Company plans to open approximately 70 new Company-owned restaurants during 1998, and has identified an additional 15 restaurants for potential relocation.

     The Company plans to open a full service commissary in Portland, Oregon by mid-1998. In late-1998, the Company plans to open a 242,000 square foot facility in Louisville, Kentucky, approximately 30-40% of which will accommodate relocation and expansion of the Louisville commissary operations and Novel Approach promotional division and the remainder of which will accommodate relocation and consolidation of corporate offices.

     The Company has been approved to receive up to $21.0 million in incentives under the Kentucky Jobs Development Act in connection with the relocation of the corporate offices. Based upon the expected timing of completion of the facility, the Company expects to earn approximately $14.0 million of such incentives through 2007.

     Additionally, during 1998 the Company expects to fund up to $4.5 million in additional loans under existing franchisee loan program commitments. Approximately $15.1 million was outstanding under this program as of December 28, 1997. At this time, the Company does not expect to significantly expand the program beyond existing commitments.

     Capital resources available at December 28, 1997 include $18.7 million of cash and cash equivalents, $57.9 million of investments and $8.0 million under a line of credit expiring in June 1998. The Company expects to fund planned capital expenditures and disbursements under the franchise loan program for the next twelve months from these resources and operating cash flows.

Impact of Inflation

     The Company does not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly labor, employee benefits or food costs, could have a significant impact on the Company.

Item 8.  Consolidated Financial Statements and Supplemental Data

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Income

(In thousands, except per share amounts)                              Year Ended
-------------------------------------------------------------------------------------------------
                                                     December 28,    December 29,    December 31,
                                                         1997            1996            1995
-------------------------------------------------------------------------------------------------
Revenues:
  Restaurant sales                                   $   251,153     $   167,982     $   111,747
  Franchise royalties                                     24,318          17,827          13,561
  Franchise and development fees                           5,327           4,286           3,508
  Commissary sales                                       188,034         142,998         105,874
  Equipment and other sales                               39,952          26,959          18,665
-------------------------------------------------------------------------------------------------
Total revenues                                           508,784         360,052         253,355
Costs and expenses:
Restaurant expenses:
  Cost of sales                                           66,417          47,092          31,703
  Salaries and benefits                                   67,830          44,774          29,946
  Advertising and related costs                           23,298          16,074          10,513
  Occupancy costs                                         12,785           8,527           5,896
  Other operating expenses                                33,882          22,801          14,913
-------------------------------------------------------------------------------------------------
                                                         204,212         139,268          92,971
Commissary, equipment and other expenses:
  Cost of sales                                          177,263         134,771         101,342
  Salaries and benefits                                   13,091           9,023           7,072
  Other operating expenses                                18,181          11,009           7,577
-------------------------------------------------------------------------------------------------
                                                         208,535         154,803         115,991
General and administrative expenses                       37,051          26,694          19,954
Depreciation                                              13,267           9,063           5,776
Amortization                                               6,525           4,595           2,844
-------------------------------------------------------------------------------------------------
Total costs and expenses                                 469,590         334,423         237,536
Operating income                                          39,194          25,629          15,819
Other income (expense):
  Investment income                                        4,505           3,484           1,659
  Other, net                                              (1,074)            433             251
-------------------------------------------------------------------------------------------------
Income before income taxes                                42,625          29,546          17,729
Income tax expense                                        15,772          10,932           6,525
-------------------------------------------------------------------------------------------------
Net income                                           $    26,853     $    18,614     $    11,204
=================================================================================================
Basic earnings per share                             $       .93     $       .66     $       .45
=================================================================================================
Diluted earnings per share                           $       .91     $       .65     $       .44
=================================================================================================
Basic weighted average shares outstanding                 28,916          28,010          25,139
=================================================================================================
Diluted weighted average shares outstanding               29,592          28,670          25,552
=================================================================================================
Supplemental Data:
  Revenues - affiliates                              $    62,986     $    47,012     $    34,673
=================================================================================================
  Other income - affiliates                          $       514     $        85     $        48
=================================================================================================

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Balance Sheets


                                                      December 28, December 29,
(Dollars in thousands, except per share amounts)          1997         1996
-------------------------------------------------------------------------------
Assets
Current asset:
 Cash and Cash equivalents                              $ 18,692       $ 24,063
 Accounts receivable                                      12,678         10,169
 Accounts receivable-affiliates                            2,454          2,932
 Inventories                                               9,091          6,839
 Deferred pre-opening costs                                3,827          2,654
 Prepaid expenses and other current assets                 2,434          1,591
-------------------------------------------------------------------------------
Total current assets                                      49,176         48,248
Investments                                               57,933         65,067
Net property and equipment                               112,601         80,717
Notes receivable-franchisees                               7,083          2,646
Notes receivable-affiliates                                7,997          2,407
Other assets                                              18,453         12,976
-------------------------------------------------------------------------------
Total assets                                            $253,243       $212,061
===============================================================================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                       $ 15,148       $ 13,105
 Accrued expenses                                         15,132          9,237
 Deferred income taxes                                       102            672
-------------------------------------------------------------------------------
Total current liabilities                                 30,382         23,014
Unearned franchise and development fees                    4,613          3,378
Deferred income taxes                                      3,987          3,285
Other long-term liabilities                                1,528          1,741
Stockholders' equity:
 Preferred stock ($.01 par value per share;
  authorized 5,000,000 shares, no shares issued)               -              -
 Common stock ($.01 par value per share; authorized
  50,000,000 shares, issued 29,127,717 in 1997 and
   28,776,348 in 1996)                                       291            288
Additional paid-in capital                               149,850        143,978
Unrealized gain on investments                               321            977
Retained earnings                                         62,752         35,882
Treasury stock (36,437 shares in 1997 and 36,460
 shares in 1996, at cost)                                   (481)          (482)
-------------------------------------------------------------------------------
Total stockholders' equity                               212,733        180,643
-------------------------------------------------------------------------------
Total liabilities and stockholders' equity              $253,243       $212,061
===============================================================================

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                 Additional       Unrealized                                     Total
                                      Common      Paid-In       Gain (Loss) on     Retained     Treasury     Stockholders'
(In thousands)                        Stock       Capital        Investments       Earnings      Stock          Equity
--------------------------------------------------------------------------------------------------------------------------
Balance at December 25, 1994          $  244     $   55,627       $   (651)        $  8,002     $  (613)      $   62,609
Issuance of common stock                  18         29,982             --               --          --           30,000
Exercise of stock options                  2            567             --               --          --              569
Tax benefit related to exercise of
  non-qualified stock options             --          1,085             --               --          --            1,085
Acquisitions                               4            782             --               --          --              786
Change in unrealized gain (loss)
  on investments                          --             --            388               --          --              388
Net income                                --             --             --           11,204          --           11,204
Other                                     --             --             --             (368)          9             (359)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995             268         88,043           (263)          18,838        (604)         106,282
Issuance of common stock                  17         50,534             --               --          --           50,551
Exercise of stock options                  2          1,429             --               --          --            1,431
Tax benefit related to exercise of
  non-qualified stock options             --          1,315             --               --          --            1,315
Acquisitions                               1          2,602             --           (1,542)         --            1,061
Change in unrealized gain (loss)
  on investments                          --             --          1,240               --          --            1,240
Net income                                --             --             --           18,614          --           18,614
Other                                     --             55             --              (28)        122              149
--------------------------------------------------------------------------------------------------------------------------

Balance at December 29, 1996             288        143,978            977           35,882        (482)         180,643
Exercise of stock options                  3          3,533             --               --           1            3,537
Tax benefit related to exercise of
  non-qualified stock options             --          2,339             --               --          --            2,339
Change in unrealized gain (loss)
  on investments                          --             --           (656)              --          --             (656)
Net income                                --             --             --           26,853          --           26,853
Other                                     --             --             --               17          --               17
--------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1997          $  291     $  149,850       $    321         $ 62,752     $  (481)      $  212,733
==========================================================================================================================

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)                                        Year Ended
--------------------------------------------------------------------------------
                                        December 28,  December 29,  December 31,
                                            1997          1996          1995
--------------------------------------------------------------------------------
Operating activities
Net income                                $ 26,853      $ 18,614      $ 11,204
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation                              13,267         9,063         5,776
  Amortization                               7,255         5,241         2,960
  Deferred income taxes                        528         1,956         1,249
  Other                                       (601)          430           239
  Changes in operating assets and
   liabilities:
    Accounts receivable                     (2,017)       (2,903)       (4,701)
    Inventories                             (2,234)       (1,651)       (2,671)
    Deferred pre-opening costs              (5,823)       (4,247)       (3,282)
    Prepaid expenses and other
     current assets                           (817)         (499)          (22)
    Other assets                              (827)       (3,253)       (2,074)
    Accounts payable                         2,043         3,717         2,626
    Accrued expenses                         5,885         2,630         2,376
    Unearned franchise and development
     fees                                    1,195           700           829
--------------------------------------------------------------------------------
Net cash provided by operating
 activities                                 44,707        29,798        14,509
Investing activities
Purchase of property and equipment         (43,135)      (28,792)      (32,683)
Purchase of investments                    (41,445)      (65,031)      (15,247)
Proceeds from sale or maturity of
 investments                                46,696        26,572        12,387
Loans to franchisees                       (12,348)       (7,823)         (420)
Loan repayments from franchisees             2,321           --            --
Deferred systems development costs          (1,989)       (2,614)       (2,078)
Acquisitions                                (6,168)          (30)         (673)
Other                                          316           161           (81)
--------------------------------------------------------------------------------
Net cash used in investing activities      (55,752)      (77,557)      (38,795)
Financing activities
Proceeds from issuance of long-term
 debt                                          --            --          2,000
Payments on long-term debt                    (175)       (1,367)       (2,492)
Proceeds from issuance of common stock         --         50,551        30,000
Proceeds from exercise of stock
 options                                     3,537         1,431           569
Tax benefit related to exercise of
 non-qualified stock options                 2,339         1,315         1,085
Other                                          (27)          (12)          255
--------------------------------------------------------------------------------
Net cash provided by financing
 activities                                  5,674        51,918        31,417
--------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                           (5,371)        4,159         7,131
Cash and cash equivalents at beginning
 of year                                    24,063        19,904        12,773
--------------------------------------------------------------------------------
Cash and cash equivalents at end of
 year                                     $ 18,692      $ 24,063      $ 19,904
================================================================================

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.   Description of Business

Papa John's International, Inc. (the "Company") operates and franchises pizza delivery and carry-out restaurants under the trademark "Papa John's," currently in 41 states and the District of Columbia. Substantially all revenues are derived from retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, and information systems and related services used in their operations.

2.   Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year

The Company's fiscal year ends on the last Sunday in December of each year. The 1997 and 1996 fiscal years consisted of 52 weeks and the 1995 fiscal year consisted of 53 weeks.

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

Accounts Receivable

Substantially all accounts receivable are due from franchisees for purchases of food and paper products, restaurant equipment, supplies, printing and promotional items, information systems and related services, and for royalties from December sales. Credit is extended based on an evaluation of the franchisee's financial condition and, generally, collateral is not required. The Company considers substantially all amounts to be collectible.

Inventories

Inventories, which consist of food products, paper goods and supplies, smallwares, store equipment and printing and promotional items, are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market.

Deferred Pre-Opening Costs

Pre-opening costs, which represent certain expenses incurred before a new restaurant or commissary facility opens, are capitalized and amortized on a straight-line basis over a period of one year from the facility's opening date. Total costs deferred were approximately $5.8 million in 1997, $4.2 million in 1996 and $3.0 million in 1995.

In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued an Exposure Draft of a Proposed Statement of Position, "Reporting on the Costs of Start-Up Activities" (the "SOP") which, if finalized, would require adoption at the beginning of 1999. The Company's initial application of the SOP would require the write-off of deferred pre-opening costs as of the date of adoption, and such write-off would be reported, on a net of tax basis, as the cumulative effect of a change in accounting principle. The Company does not expect the adoption of the SOP to significantly impact future operating income due to the relative consistency of new facility openings and the length of the current amortization period. Deferred pre-opening costs as of December 28, 1997 were $3.8 million.

Investments

The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. All investment securities held by the Company at December 28, 1997, have been classified as available-for-sale. Available-for-sale securities are stated at fair value as determined primarily through quoted market prices. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, along with interest and dividends earned and realized gains and losses, are included in investment income. The cost of securities sold is based on the specific identification method.

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

Systems Development Costs

The Company defers certain systems development and related costs which meet established criteria. Amounts deferred are amortized over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $2.0 million in 1997, $2.6 million in 1996, and $2.1 million in 1995. Unamortized deferred systems development costs were $4.3 million at December 28, 1997 and $3.8 million at December 29, 1996, and are reported in other assets in the accompanying balance sheets.

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

Earnings per Share

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Diluted earnings per share is based upon weighted average shares outstanding adjusted for the dilutive effect of stock options. Basic and diluted earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. The calculations of basic and diluted earnings per share for the years ended December 28, 1997, December 29, 1996 and December 31, 1995 are as follows (in thousands, except per share data):


                                                       1997      1996     1995
--------------------------------------------------------------------------------
Basic earnings per share:
Net income                                           $26,853   $18,614   $11,204
Weighted average shares outstanding                   28,916    28,010    25,139
--------------------------------------------------------------------------------
Basic earnings per share                             $  0.93   $  0.66   $  0.45
================================================================================

Diluted earnings per share:
Net income                                           $26,853   $18,614   $11,204
Weighted average shares outstanding                   28,916    28,010    25,139
Dilutive effect of outstanding common stock options      676       660       413
--------------------------------------------------------------------------------
Diluted weighted average shares outstanding           29,592    28,670    25,552
--------------------------------------------------------------------------------
Diluted earnings per share                           $  0.91   $  0.65   $  0.44
================================================================================


Options to purchase common stock with an exercise price greater than the average market price were not included in the computation of diluted earnings per share because the effect would have been antidilutive. The number of antidilutive options was 695,000 in 1997, 217,000 in 1996, and 42,000 in 1995.

Prior Year Data

Certain prior year data has been reclassified to conform to the 1997 presentation.

Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted for 1998 interim financial reporting. This Statement will require additional disclosures related to comprehensive income (which includes items such as unrealized gains and losses on available-for-sale securities, not included in the income statement) in the Company's financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is required to be adopted for 1998 year-end financial reporting. This Statement does not have any impact on the financial results or financial condition of the Company, but may result in certain changes in required disclosures of segment information.

3.  Business Combinations

During the second quarter of 1997, the Company acquired four Papa John's restaurants in Arlington, Texas for approximately $488,000 in cash and 16 Papa John's restaurants in North Carolina for $5.0 million (consisting of $4,960,000 in cash and a credit of $40,000 towards future development fees). A majority ownership interest in the franchisee of the North Carolina restaurants was held by certain directors and officers, including the Chief Executive Officer of the Company.

During the fourth quarter of 1997, the Company acquired three Papa John's restaurants near Denver, Colorado for $720,000 in cash. These restaurants were owned by the Chief Executive Officer of the Company and his wife.

The above business combinations were accounted for by the purchase method of accounting whereby operating results subsequent to the acquisition date are included in the Company's financial statements.

During the fourth quarter of 1997, the Company acquired a 49% equity ownership interest in Mountain Pizza Group, L.L.C. ("MPG"), an entity which operates seven Papa John's restaurants in Denver, Colorado, for $150,000 in cash. The operating results of MPG will be accounted for by the equity method of accounting. The 49% equity ownership interest was acquired from the President of the Company, who remains the 51% majority owner of MPG.

During 1996, the Company purchased the assets of four Papa John's restaurants from franchisees for total consideration of approximately $1.5 million, consisting of 51,800 shares of common stock of the Company (valued at $1.4 million) and $30,000 in cash. Additionally during 1996, the Company acquired a franchisee operating eighteen Papa John's restaurants in a transaction accounted for as a pooling of interests. The Company issued 46,593 shares of its common stock (valued at $1.5 million) and retired $3.5 million of acquiree debt in connection with this acquisition.

During 1995, the Company purchased the assets of eight Papa John's restaurants from franchisees for total consideration of approximately $2.0 million, consisting of 54,170 shares of common stock of the Company (valued at $650,000), $574,000 in credits toward future development and franchise fees and $770,000 in cash. Additionally during 1995, the Company acquired franchisees operating 15 Papa John's restaurants in transactions accounted for as poolings of interests. The Company issued 346,080 shares of its common stock (valued at $6.0 million) and retired $1.2 million of acquiree debt in connection with these acquisitions.

4.   Investments

A summary of the Company's available-for-sale securities as of December 28, 1997 and December 29, 1996 follows (in thousands):

                                                 Gross          Gross      Estimated
                                 Amortized    Unrealized     Unrealized      Fair
                                    Cost         Gains          Losses       Value
------------------------------------------------------------------------------------
December 28, 1997
  U.S. Government securities     $   1,001    $       --     $      (4)    $     997
  Corporate debt securities            500            --            (1)          499
  Municipal bonds                   40,073           125            (1)       40,197
  Mortgage-backed securities           556             5            --           561
  Fixed income mutual funds         10,822            --          (217)       10,605
  Equity securities                  3,320           736            --         4,056
  Interest receivable                1,018            --            --         1,018
------------------------------------------------------------------------------------
Total                            $  57,290    $      866     $    (223)    $  57,933
====================================================================================

December 29, 1996
  U.S. Government securities     $   4,003    $       11     $     (17)    $   3,997
  Corporate debt securities            500            --            (1)          499
  Municipal bonds                   45,852           142            (1)       45,993
  Mortgage-backed securities         1,078            --            (1)        1,077
  Fixed income mutual funds         10,822            --          (221)       10,601
  Equity securities                     --         1,772            --         1,772
  Interest receivable                1,128            --            --         1,128
------------------------------------------------------------------------------------
Total                            $  63,383    $    1,925     $    (241)    $  65,067
====================================================================================

The amortized cost and estimated fair value of securities at December 28, 1997, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

                                                      Amortized      Estimated
                                                        Cost         Fair Value
-------------------------------------------------------------------------------
Due in one year or less                               $  26,277      $   26,322
Due after one year through three years                   15,297          15,371
Mortgage-backed securities                                  556             561
Fixed income mutual funds                                10,822          10,605
Equity securities                                         3,320           4,056
Interest receivable                                       1,018           1,018
-------------------------------------------------------------------------------
Total                                                 $  57,290      $   57,933
===============================================================================

5.   Net Property and Equipment

Net property and equipment consists of the following (in thousands):

                                                        1997           1996
-------------------------------------------------------------------------------
Land                                                  $  14,219      $  10,273
Buildings and improvements                               13,478         10,734
Leasehold improvements                                   35,406         20,169
Equipment and other                                      70,419         49,496
Construction in progress                                 11,790         10,841
-------------------------------------------------------------------------------
                                                        145,312        101,513
Less accumulated depreciation and amortization          (32,711)       (20,796)
-------------------------------------------------------------------------------
Net property and equipment                            $ 112,601      $  80,717
===============================================================================

6.   Franchisee Loan Program

During 1996, the Company established a program under which selected franchisees may borrow funds for use in the construction and development of their restaurants. Loans outstanding to franchisees were approximately $15.1 million as of December 28, 1997 and $5.1 million as of December 29, 1996. As of December 28, 1997, commitments to lend up to an additional $4.5 million had been made. Such loans bear interest at fixed or floating rates (ranging from 5.5% to 10.0% at December 28, 1997), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. Interest earned on franchisee loans was approximately $1.1 million in 1997 and $153,000 in 1996, and is reported in investment income in the accompanying statements of income. Approximately $8.0 million of the loans outstanding as of December 28, 1997 were to franchisees in which the Company or certain directors or officers of the Company had an ownership interest.

7.   Accrued Expenses

Accrued expenses consist of the following (in thousands):

                                                          1997          1996
-------------------------------------------------------------------------------
Salaries, wages and bonuses                             $  2,124      $  1,738
Taxes other than income                                    4,045         2,857
Accrued insurance                                          3,520         1,242
Income taxes                                               2,495         1,228
Other                                                      2,948         2,172
-------------------------------------------------------------------------------
Total                                                   $ 15,132      $  9,237
===============================================================================

8.   Long-Term Debt and Credit Arrangements

Long-term debt consists of a $2.0 million economic development loan (the "Loan") from the State of Mississippi in connection with the opening of a commissary in Jackson, Mississippi. The balance of the loan was $1.5 million as of December 28, 1997 and $1.7 million as of December 29, 1996, and is classified in accrued expenses and other long-term liabilities in the accompanying balance sheets.

The Company has a $10.0 million revolving credit agreement, which expires on June 29, 1998. Outstanding balances accrue interest at 1% below the prime rate or at rates tied to other interest indices at the election of the Company. In the event of any default, the lender has a security interest in the Company's cash account balances maintained with the lender. Letters of credit in the amount of $2.0 million have been issued under the agreement on the Company's behalf, reducing the remaining borrowing capacity to $8.0 million at December 28, 1997.

9.   Income Taxes

A summary of the provision for income taxes follows (in thousands):

                                             1997          1996          1995
--------------------------------------------------------------------------------
Current
  Federal                                  $ 13,061      $  7,658      $  4,469
  State and local                             2,183         1,318           807
Deferred (federal and state)                    528         1,956         1,249
--------------------------------------------------------------------------------
Total                                      $ 15,772      $ 10,932      $  6,525
================================================================================

Significant deferred tax assets (liabilities) follow (in thousands):

                                                          1997          1996
-------------------------------------------------------------------------------
Unearned development fees                               $  1,630      $  1,055
Unrealized loss on investments                                82            91
Accrued expenses                                           1,405           263
Other                                                        270           204
-------------------------------------------------------------------------------
Total deferred tax assets                                  3,387         1,613
Valuation allowance related to
  unrealized loss on investments                             (82)          (84)
-------------------------------------------------------------------------------
Net deferred tax asset                                     3,305         1,529
Deferred expenses                                         (3,158)       (2,107)
Accelerated depreciation                                  (3,833)       (2,594)
Unrealized gain on warrant                                  (270)         (656)
Other                                                       (133)         (129)
-------------------------------------------------------------------------------
Total deferred tax liabilities                            (7,394)       (5,486)
-------------------------------------------------------------------------------
Net deferred tax liability                              $ (4,089)     $ (3,957)
===============================================================================

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 28, 1997, December 29, 1996 and December 25, 1995 is as follows (in thousands):

                                             1997          1996          1995
--------------------------------------------------------------------------------
Tax at U.S. federal statutory rate         $ 14,919      $ 10,341      $  6,063
State and local income taxes                  1,459         1,011           567
Tax exempt investment income                   (783)         (788)         (188)
Other                                           177           368            83
--------------------------------------------------------------------------------
Total                                      $ 15,772      $ 10,932      $  6,525
================================================================================

Income taxes paid were $11.0 million in 1997, $6.5 million in 1996 and $3.2 million in 1995.

10.  PJ America, Inc. Stock Warrant

PJ America, Inc. ("PJ America"), a franchisee of the Company, completed an initial public offering ("IPO") of its common stock effective October 25, 1996. In connection with the IPO, PJ America issued to the Company a warrant to purchase 225,000 shares of its common stock. The warrant is exercisable in whole or in part at any time within five years from the closing date of the IPO, and the purchase price of each share of common stock pursuant to the warrant is $11.25 per share (90% of the IPO price of $12.50 per share). The warrant was issued by PJ America to the Company in consideration for the grant by the Company of rights to enter into development agreements for certain specified territories and the waiver by the Company of certain market transfer fees. The Company's agreement with PJ America anticipates that PJ America will pay standard development and franchise fees in connection with opening restaurants in the specified territories.

The Company did not recognize income in connection with receipt of the warrant. The warrant is classified as an available-for-sale security, and accordingly, is stated at fair value in the balance sheet, with unrealized gains, net of tax, reported as a separate component of stockholders' equity.

The fair value of the warrant was $731,250 on December 28, 1997, based upon a closing price per share of $14.50 for PJ America common stock on that date, and is reported in investments in the accompanying balance sheets. The intrinsic value of the warrant (market value of PJ America common stock less the exercise price of the warrant) is considered a reasonable approximation of the fair value of the warrant.

Certain officers and/or directors of the Company are also officers and/or directors of PJ America.

11.  Related Party Transactions

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

                                            1997       1996      1995
-----------------------------------------------------------------------
Revenues from affiliates:

  Commissary sales                        $47,153    $35,972    $26,180

  Equipment and other sales                 8,187      5,628      4,265

  Franchise royalties                       6,265      4,512      3,518

  Franchise and development fees            1,381        900        710
-----------------------------------------------------------------------
Total                                     $62,986    $47,012    $34,673
=======================================================================

Other income                              $   514    $    85    $    48
=======================================================================
Accounts receivable-affiliates            $ 2,454    $ 2,932    $ 2,093
=======================================================================
Notes receivables-affiliates              $ 7,997    $ 2,407    $   728
=======================================================================

During 1997, the Company acquired full or partial ownership in 26 Papa John's restaurants from related parties (see Note 3).

The Company paid $689,000 in 1997, $515,000 in 1996 and $149,000 in 1995 for
charter aircraft services provided by entities owned by certain directors and officers, including the Chief Executive Officer, of the Company.

The Company advanced $197,000 in 1997 and $384,000 in 1996, in premiums for split-dollar life insurance coverage on the Chief Executive Officer for the purpose of funding estate tax obligations. The Company and the officer share the cost of the premiums. The premiums advanced by the Company will be repaid out of the cash value or proceeds of the policies.

In December 1996, the Company sold its 10% ownership interest in L-N-W Pizza, Inc. ("L-N-W"), a franchisee that operates Papa John's restaurants in Florida, back to L-N-W. The Chief Operating Officer of the Company was the 90% owner of L-N-W prior to the sale and is now the sole owner. The Company sold its 10% interest for total consideration of $411,000, which represented a gross value of approximately $400,000 per restaurant.

12.  Lease Commitments

The Company leases office, retail and commissary space under operating leases with terms generally ranging from three to five years and providing for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the Consumer Price Index. The Company also leases certain equipment under operating leases with terms ranging from three to seven years. Future minimum lease payments are as follows: 1998 - $8.3 million; 1999 - $7.0 million; 2000 - $5.6 million; 2001 - $3.9 million; 2002 -$1.9 million; and
thereafter - $3.3 million. Total rent expense was $7.9 million in 1997, $4.6 million in 1996 and $3.2 million in 1995.

13.  Stock Options

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company awards stock options under the Papa John's International, Inc. 1993 Stock Ownership Incentive Plan (the "Incentive Plan") and the Papa John's International, Inc. 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan"). Shares of common stock authorized for issuance are 4,737,500 under the Incentive Plan and 270,000 under the Directors Plan. On February 26, 1998, the Board of Directors amended the Incentive Plan to increase the number of shares available for issuance under the Plan to 6,000,000 shares. The amendment will be submitted for stockholder approval at the Annual Meeting of Stockholders scheduled for May 21, 1998. Options granted under both plans generally expire ten years from the date of grant and vest over one to five year periods, except for options awarded under a multi-year operations compensation program which vest immediately upon grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 25, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.7% and 5.9%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .47; and a weighted-average expected life of the options of 3.6 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                            1997       1996      1995
=======================================================================
Pro forma net income                      $19,754    $14,772    $10,922
Pro forma earnings per share:
  Basic                                   $  0.68    $  0.53    $  0.43
  Diluted                                 $  0.67    $  0.52    $  0.43

Because SFAS 123 is applicable only to options granted subsequent to December 25, 1994, its pro forma effect will not be fully reflected until a complete five years of vesting occurs for 1995 option awards in 2000.

Information pertaining to options for 1997, 1996 and 1995 is as follows (number of options in thousands):

                                            1997                           1996                              1995

                                    Number of   Weighted-Average  Number of    Weighted-Average     Number of    Weighted-Average

                                     Options     Exercise Price    Options      Exercise Price       Options      Exercise Price
                                    ============================  =============================     =============================
Outstanding-beginning of year         3,532           $20.98        1,725            $12.01           1,188           $ 6.46

Granted                               2,259            29.30        2,108             27.31             903            17.07

Exercised                               351            10.09          180              7.13             240             2.61

Cancelled                               243            25.91          121             19.04             126            11.48
                                    ----------------------------  -----------------------------     -----------------------------
Outstanding-end of year               5,197           $25.28        3,532            $20.98           1,725           $12.01
                                    ============================  =============================     =============================
Exercisable-end of year               1,567           $21.96          870            $13.19             421           $ 3.63
                                    ============================  =============================     =============================

Weighted-average fair value

  of options granted during

  the year                           $10.22                        $ 9.65                           $  5.03
                                    =======                       =======                           =======

The number, weighted-average exercise price and weighted-average remaining contractual life of options outstanding as of December 28, 1997, and the number and weighted average exercise price of options exercisable as of December 28, 1997 follow (number of options in thousands):

                          Range of        Number of  Weighted-Average    Weighted-Average
                       Exercise Prices     Options    Exercise Price      Remaining Life
-----------------------------------------------------------------------------------------
Outstanding options:   $ 5.44 - $ 9.99        206        $ 6.33                5.59
                        10.00 -  19.99      1,168         16.04                7.63
                        20.00 -  38.50      3,823         29.13                9.23
-----------------------------------------------------------------------------------------
     Total                                  5,197        $25.28                8.73
=========================================================================================

Exercisable options:   $ 5.44 - $ 9.99        160        $ 6.08
                        10.00 -  19.99        683         16.33
                        20.00 -  38.50        724         30.79
-----------------------------------------------------------------------------------------
     Total                                  1,567        $21.96
=========================================================================================

As of December 28, 1997, approximately 75,750 shares were available for future issuance under the Directors Plan. Contingent upon approval by the Company's stockholders of the amendment to the Incentive Plan described above, 593,000 shares were available at December 28, 1997 for future issuance under such Plan.

14.  Defined Contribution Benefit Plan

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

15.  Quarterly Data (unaudited, in thousands, except per share data)

Quarter                               1st                  2nd                    3rd                      4th
-------------------------------------------------------------------------------------------------------------------------------
                              1997         1996        1997        1996        1997        1996        1997       1996
-------------------------------------------------------------------------------------------------------------------------------
Total revenues              $109,643      $76,726    $126,212    $87,680     $128,252     $92,729    $144,677   $102,917
Operating income               8,382        5,024       9,200      5,801        9,697       6,519      11,915      8,285
Net income                     5,693        3,519       6,271      4,232        6,854       4,914       8,035      5,949
Basic earnings per share    $    .20      $   .13    $    .22    $   .15     $    .24     $   .17    $    .28   $    .21
Diluted earnings per share  $    .19      $   .13    $    .21    $   .15     $    .23     $   .17    $    .27   $    .20

All quarterly information above is presented in 13 week periods.

Report of Management

The consolidated financial statements appearing in this Annual Report have been prepared by management, which is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

Management is responsible for the system of internal controls over financial reporting at Papa John's International, Inc. and its subsidiaries, a system designed to provide reasonable assurance regarding the preparation of reliable published financial statements. This system is augmented by written policies and procedures and the selection and training of qualified personnel. Management believes that the Company's system of internal controls over financial reporting provides reasonable assurance that the financial records are reliable for preparing financial statements.

The Audit Committee of the Board of Directors meets with the independent auditors and management periodically to discuss internal controls over financial reporting and other auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets with the independent auditors without management present to ensure that the independent auditors have free access to the Committee. The independent auditors are recommended by the Audit Committee of the Board of Directors and selected by the Board of Directors. Based upon their audit of the consolidated financial statements, the independent auditors, Ernst & Young LLP, have issued their Report of Independent Auditors, which follows. Report of Independent Auditors

The Board of Directors and Stockholders
Papa John's International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John's International, Inc. and subsidiaries (the "Company") as of December 28, 1997 and December 29, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John's International, Inc. and subsidiaries at December 28, 1997 and December 29, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.

                                               /s/ Ernst & Young LLP

Louisville, Kentucky
February 27, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant;
      Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

     The information required by these items, other than the information set forth in this Report under Part I, "Executive Officers of the Registrant," is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information. Such information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Consolidated Financial Statements:

         The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

         Consolidated Statements of Income for the years ended December 28,
                1997, December 29, 1996 and December 31, 1995
         Consolidated Balance Sheets as of December 28, 1997 and December 29,
                1996
         Consolidated Statements of Stockholders' Equity for the years ended
                December 28, 1997, December 29, 1996 and December 31, 1995 Consolidated Statements of Cash Flows for the years ended December 28,
                1997, December 29, 1996 and December 31, 1995
         Notes to Consolidated Financial Statements
         Report of Independent Auditors

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

    3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Papa John's International, Inc. Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, is incorporated herein by reference.

    4.1 Specimen Common Stock Certificate. Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

    4.2 Amended and Restated Certificate of Incorporation and Restated By-Laws (See 3.1, 3.2 and 3.3 above).

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

  *10.6 Papa John's International, Inc. 1993 Stock Option Plan for Non-Employee Directors. Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 29, 1996, is incorporated herein by reference.

  *10.7 Employment and Non-Competition Agreement dated January 1, 1993, between the Company and Richard J. Emmett. Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

   10.8 The Company's standard Franchise Agreement. Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is incorporated herein by reference.

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

     10.12 Second Amended and Restated Loan Agreement, and related promissory note, each dated June 30, 1995, between the Company and PNC Bank, Kentucky, Inc. Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 25, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

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

     10.16 Third Amended and Restated Loan Agreement dated June 30, 1996, between the Company and PNC Bank, Kentucky, Inc. Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 29, 1996, is incorporated herein by reference.

     10.17 Agreement and Plan of Merger dated December 1, 1995, by and among Papa John's International, Inc., Papa John's USA, Inc., Kentuckiana Pizza, Ltd., Kentuckiana

             Pizza, Ltd., II (Collectively, "Kentuckiana Pizza") and all of the stockholders of Kentuckiana Pizza. Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 1, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

      10.18 Agreement and Plan of Merger dated October 16, 1995 by and among Papa John's International, Inc., Papa John's USA, Inc., NRG, Inc. ("NRG") and all of the stockholders of NRG. Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 1, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

     *10.19  1996 Papa John's International, Inc. Executive Option Program.
             Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

      10.20 Lease dated November 29, 1995 between PJ Food Service, Inc. and Arlington-OP&F, Inc. relating to the Company's distribution facility in Dallas, Texas. Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

      10.21 Lease dated January 3, 1996, between PJ Food Service, Inc. and Fraser, L.L.C. relating to the Company's commissary and distribution facility in Denver, Colorado. Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

      10.22 Amendment VII to Lease dated November 7, 1990 (and related leases) between the Company and CWK #7 Limited Partnership, related to the Company's corporate offices. Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

      10.23 Lease dated January 23, 1996, between PJ Food Service, Inc. and CWK #8 relating to commercial and corporate office space in Louisville, Kentucky. Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

      10.24 Agreement for Purchase and Sale of Real Estate dated February 28, 1996, by and between Papa John's USA, Inc., NTS/Crossings Corporation and NTS Bluegrass Commonwealth Park, relating to approximately 6 acres of land in Louisville, Kentucky. Exhibit
             10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

      10.25 Lease dated September 30, 1996, between PJ Food Service, Inc. and Opus Southwest corporation relating to the Company's commissary and distribution facility opened in Tempe, Arizona. Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is incorporated herein by reference.

      10.26 Sublease dated January 16, 1997, between PJ Food Service, Inc. and Distribution Unlimited, Inc. relating to the Company's commissary and distribution facility opened in Rotterdam, New York.

      10.27 Lease dated August 30, 1996, between PJ Food Service, Inc. and A. Terry Moss and Ira E. White relating to the Company's commissary and distribution facility opened in Des Moines, Iowa. Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, is incorporated herein by reference.

     *10.28 Amendment to Papa John's International, Inc. 1993 Stock Ownership Incentive Plan. Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended June 29, 1997, is incorporated herein by reference.

      10.29 Discretionary Line of Credit dated June 30, 1997, between the Company and PNC Bank, Kentucky, Inc. Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 28, 1997, is incorporated herein by reference.

     *10.30 Amendment to Chief Operating Officer Agreement dated October 9, 1997, by and between the Company and Wade S. Oney. Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 28, 1997, is incorporated herein by reference.

      10.31 Lease dated November 27, 1997 by and between the Company and SF Property Investments, LLC, an Oregon limited liability corporation, relating to the Company's commissary and distribution facility to be opened in Portland, Oregon.

      10.32 Amendment II to Lease dated November 9, 1990 between the Company and Crow-Kessler, a Texas limited partnership, relating to the Company's commissary and distribution facility in Louisville, Kentucky.

      10.33 Amendment VIII to Lease dated November 7, 1990 (and related leases) between the Company and CWK #7 Limited Partnership, related to the Company's corporate offices.

      10.34 First Lease Modification Agreement to Lease dated May 14, 1993 between PJ Food Service, Inc., and Sample Properties relating to the Company's commissary and distribution facility in Raleigh, North Carolina.

      10.35 First Amendment to Lease dated November 29, 1995 between PJ Food Service, Inc. and Arlington-OP&F, Inc. relating to the Company's distribution facility in Dallas, Texas.

      10.36 Amendment IX to Lease dated November 7, 1990 (and related leases) between the Company and CWK #7 Limited Partnership, related to the Company's corporate offices.

      10.37 Amendment III to Lease dated November 9, 1990 between the Company and Crow-Kessler, a Texas limited partnership, relating to the Company's commissary and distribution facility in Louisville, Kentucky.


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

      23     Consent of Ernst & Young LLP

      27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

      27.2 Restated Financial Data Schedule including columns for the quarters ended September 28, 1997, June 29, 1997 and March 30, 1997 and fiscal year ended December 29, 1996. The schedule is submitted electronically to the Securities and Exchange Commission for information only and is not deemed to be filed with the Commission.

      27.3 Restated Financial Data Schedule including columns for the quarters ended September 29, 1996, June 30, 1996 and March 31, 1996 and fiscal year ended December 31, 1995. The schedule is submitted electronically to the Securities and Exchange Commission for information only and is not deemed to be filed with the Commission.

      99.1   Cautionary Statements.

----------------
*Compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

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

Date:   March 19, 1998                      PAPA JOHN'S INTERNATIONAL, INC.


                                            By: /s/ John H. Schnatter
                                                --------------------------------
                                                John H. Schnatter, Chairman and
                                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                         Date
--------------------------------------------------------------------------------

/s/ John H. Schnatter        Chairman, Chief Executive Officer    March 19, 1998
--------------------------     and Director (Principal Executive
    John H. Schnatter          Officer)


/s/ Charles W. Schnatter     Senior Vice President, Secretary,    March 19, 1998
--------------------------     General Counsel and Director
    Charles W. Schnatter


/s/ Blaine E. Hurst          President and Director               March 19, 1998
--------------------------
    Blaine E. Hurst


/s/ O. Wayne Gaunce          Director                             March 19, 1998
--------------------------
    O. Wayne Gaunce


/s/ Jack A. Laughery         Director                             March 19, 1998
--------------------------
    Jack A. Laughery


/s/ Michael W. Pierce        Director                             March 19, 1998
--------------------------
    Michael W. Pierce


Signature                                  Title                         Date
------------------------------------------------------------------------------------
/s/ Richard F. Sherman       Director                                 March 19, 1998
--------------------------
   Richard F. Sherman


/s/ E. Drucilla Milby        Chief Financial Officer and Treasurer    March 19, 1998
--------------------------     (Principal Financial Officer)
    E. Drucilla Milby


/s/ J. David Flanery         Vice President and Corporate             March 19, 1998
--------------------------     Controller (Principal Accounting
   J. David Flanery            Officer)

                                 EXHIBIT INDEX

                                                                                           Sequentially
        Exhibit                                                                              Numbered
        Number          Description of Exhibit                                                 Page
-------------------------------------------------------------------------------------------------------
        10.26   Sublease dated January 16, 1997, between PJ Food Service, Inc.
                and Distribution Unlimited, Inc. relating to the Company's
                Commissary and Distribution Facility opened in Rotterdam, New
                York.

        10.31   Lease dated November 21, 1997 by and between the Company and SF
                Property Investments, LLC, an Oregon limited liability corporation, relating to the Company's commissary and distribution facility to be opened in Portland, Oregon.

        10.32 Amendment II to Lease dated November 9, 1990 between the Company and Crow-Kessler, a Texas limited partnership, relating to the Company's commissary and distribution facility in Louisville, Kentucky.

        10.33 Amendment VIII to Lease dated November 7, 1990 (and related leases) between the Company and CWK #7 Limited Partnership, related to the Company's corporate offices.

        10.34 First Lease Modification Agreement to Lease dated May 14, 1993 between PJ Food Service, Inc., and Sample Properties relating to the Company's commissary and distribution facility in Raleigh, North Carolina.

        10.35   First Amendment to Lease dated November 29, 1995 between PJ Food
                Service, Inc. and Arlington-OP&F, Inc. relating to the Company's distribution facility in Dallas, Texas.

        10.36 Amendment IX to Lease dated November 7, 1990 (and related leases) between the Company and CWK #7 Limited Partnership, related to the Company's corporate offices.

        10.37   Amendment III to Lease dated November 9, 1990 between the
                Company and Crow-Kessler, a Texas limited partnership, relating to the Company's commissary and distribution facility in Louisville, Kentucky.

        21      Subsidiaries of the Company

        23      Consent of Ernst & Young LLP

        27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and is not deemed to be filed with the Commission.

        27.2 Restated Financial Data Schedule including columns for the quarters ended September 28, 1997, June 29, 1997 and March 30,
                1997 and fiscal year ended December 29, 1996. The schedule is submitted electronically to the Securities and Exchange
                Commission for information only and is not deemed to be filed with the Commission.

        27.3 Restated Financial Data Schedule including columns for the quarters ended September 29, 1996, June 30, 1996 and March 31,
                1996 and fiscal year ended December 31, 1995. The schedule is submitted electronically to the Securities and Exchange
                Commission for information only and is not deemed to be filed with the Commission.

        99.1    Cautionary Statements