Form 10-Q
period 1998-03-29
PAPA JOHNS INTERNATIONAL INC
filed 1998-05-13
CIK 901491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 1998

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       Commission File Number:  0-21660


                        PAPA JOHN'S INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


    Delaware                                    61-1203323
    (State or other jurisdiction of             (I.R.S. Employer Identifica
    incorporation or organization)              number)



                      11492 Bluegrass Parkway, Suite 175
                       Louisville, Kentucky  40299-2334
                   (Address of principal executive offices)

                                (502) 266-5200
             (Registrant's telephone number, including area code)
     ---------------------------------------------------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           Yes   X          No _____
                               -----

          At May 8, 1998, there were outstanding 29,330,700 shares of the registrant's common stock, par value $.01 per share.

                                 INDEX


PART I.     FINANCIAL INFORMATION                                       Page No.
                                                                        --------
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets --
            March 29, 1998 and December 28, 1997                               2

            Condensed Consolidated Statements of Income  --
            Three Months Ended March 29, 1998 and
            March 30, 1997                                                     3

            Condensed Consolidated Statements of
            Stockholders' Equity -- Three Months Ended
            March 29, 1998 and March 30, 1997                                  4

            Condensed Consolidated Statements of Cash Flows
            -- Three Months Ended March 29, 1998 and
            March 30, 1997                                                     5

            Notes to Condensed Consolidated Financial Statements               6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                7

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 10

Item 6.     Exhibits and Reports on 8-K                                       10

               Papa John's International, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                March 29, 1998   December 28, 1997
(In thousands)                                                   (Unaudited)          (Note)
--------------------------------------------------------------------------------------------------

Assets
Current assets:
     Cash and cash equivalents                                        $ 26,502            $ 18,692
     Accounts receivable                                                15,252              15,132
     Inventories                                                        10,697               9,091
     Deferred pre-opening costs                                          3,263               3,827
     Prepaid expenses and other current assets                           2,728               2,434
--------------------------------------------------------------------------------------------------
Total current assets                                                    58,442              49,176

Investments                                                             58,778              57,933
Net property and equipment                                             124,345             112,601
Notes receivable                                                        15,860              15,080
Other assets                                                            19,856              18,453
--------------------------------------------------------------------------------------------------
Total assets                                                          $277,281            $253,243
==================================================================================================

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                 $ 16,568            $ 15,148
     Accrued expenses                                                   24,789              15,132
     Deferred income taxes                                                 252                 102
--------------------------------------------------------------------------------------------------
Total current liabilities                                               41,609              30,382

Unearned franchise and development fees                                  5,788               4,613
Deferred income taxes                                                    3,569               3,987
Other long-term liabilities                                              1,335               1,528

Stockholders' equity:
     Preferred stock                                                         -                   -
     Common stock                                                          293                 291
     Additional paid-in capital                                        153,328             149,850
     Accumulated other comprehensive income (unrealized
      gain on investments, net of tax)                                     807                 321
     Retained earnings                                                  71,033              62,752
     Treasury stock                                                       (481)               (481)
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                             224,980             212,733
--------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $277,281            $253,243
==================================================================================================

Note: The balance sheet at December 28, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                Papa John's International, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                       Three Months Ended
(In thousands, except per share amounts)        March 29, 1998    March 30, 1997
--------------------------------------------------------------------------------

Revenues:
    Restaurant sales                                  $ 75,918          $ 52,882
    Franchise royalties                                  7,372             5,330
    Franchise and development fees                       1,147             1,241
    Commissary sales                                    57,557            41,290
    Equipment and other sales                           10,934             8,900
--------------------------------------------------------------------------------
Total revenues                                         152,928           109,643

Costs and expenses:
Restaurant expenses:
    Cost of sales                                       20,120            14,006
    Salaries and benefits                               20,178            14,264
    Advertising and related costs                        6,791             4,733
    Occupancy costs                                      3,520             2,667
    Other operating expenses                            10,115             7,471
--------------------------------------------------------------------------------
                                                        60,724            43,141
Commissary, equipment and other expenses:
    Cost of sales                                       53,670            38,561
    Salaries and benefits                                3,882             3,002
    Other operating expenses                             5,232             4,061
--------------------------------------------------------------------------------
                                                        62,784            45,624

General and administrative expenses                     11,009             8,444
Depreciation                                             3,982             2,770
Amortization                                             1,870             1,282
--------------------------------------------------------------------------------
Total costs and expenses                               140,369           101,261
--------------------------------------------------------------------------------
Operating income                                        12,559             8,382

Other income (expense):
    Investment income                                    1,060             1,102
    Other, net                                            (476)             (448)
--------------------------------------------------------------------------------
Income before income taxes                              13,143             9,036
Income tax expense                                       4,863             3,343
--------------------------------------------------------------------------------

Net income                                            $  8,280          $  5,693
================================================================================

Basic earnings per share                                 $0.28             $0.20
================================================================================

Diluted earnings per share                               $0.28             $0.19
================================================================================

Basic weighted average shares outstanding               29,162            28,756
================================================================================

Diluted weighted average shares outstanding             29,983            29,373
================================================================================

See accompanying notes.

                Papa John's International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

                                                                         Accumulated
                                                       Additional           Other                                       Total
                                            Common      Paid-In         Comprehensive     Retained     Treasury     Stockholders'
(In thousands)                              Stock       Capital             Income        Earnings       Stock          Equity
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 30, 1996                  $288       $143,978               $ 977      $35,882        $(482)         $180,643
Comprehensive income:
  Net income                                     -              -                   -        5,693            -             5,693
  Unrealized loss on investments,
    net of tax of $495                           -              -                (614)           -            -              (614)
                                                                                                                         --------
Comprehensive income                                                                                                        5,079
Exercise of stock options                        -            339                   -            -            -               339
Tax benefit related to exercise of
   non-qualified stock options                   -             59                   -            -            -                59
Other                                            -              1                   -           18            -                19
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 30, 1997                     $288       $144,377               $ 363      $41,593        $(482)         $186,139
=================================================================================================================================


Balance at December 29, 1997                  $291       $149,850               $ 321      $62,752        $(481)         $212,733
Comprehensive income:
  Net income                                     -              -                   -        8,280            -             8,280
  Unrealized gain on investments,
    net of tax of $314                           -              -                 486            -            -               486
                                                                                                                         --------
Comprehensive income                                                                                                        8,766
Exercise of stock options                        2          2,915                   -            -            -             2,917
Tax benefit related to exercise of
   non-qualified stock options                   -            563                   -            -            -               563
Other                                            -              -                   -            1            -                 1
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 29, 1998                     $293       $153,328               $ 807      $71,033        $(481)         $224,980
=================================================================================================================================

See accompanying notes

                Papa John's International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                 Three Months Ended
(In thousands)                                           March 29, 1998      March 30, 1997
-------------------------------------------------------------------------------------------

Operating activities
Net cash provided by operating activities                      $ 18,226            $  8,599

Investing activities
Purchase of property and equipment                              (12,098)            (11,015)
Purchase of investments                                          (4,924)             (8,484)
Proceeds from sale or maturity of investments                     4,584               8,150
Loans to franchisees                                             (2,444)             (5,228)
Loan repayments from franchisees                                  1,664                   -
Deferred systems development costs                                 (274)               (550)
Acquisitions                                                       (228)                  -
Other                                                                12                 318
-------------------------------------------------------------------------------------------
Net cash used in investing activities                           (13,708)            (16,809)

Financing activities
Payments on long-term debt                                         (185)               (175)
Proceeds from exercise of stock options                           2,917                 339
Tax benefit related to exercise of non-qualified
 stock options                                                      563                  59
Other                                                                (3)                (10)
-------------------------------------------------------------------------------------------
Net cash provided by financing activities                         3,292                 213
-------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents              7,810              (7,997)
Cash and cash equivalents at beginning of period                 18,692              24,063
-------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                     $ 26,502            $ 16,066
===========================================================================================

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 29, 1998

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 1998, are not necessarily indicative of the results that may be expected for the year ended December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Papa John's International, Inc. Annual Report on Form 10-K for the year ended December 28, 1997.

2.  Advertising and Related Costs

Advertising and related costs include the costs of Company-owned restaurant activities such as mail coupons, door hangers and promotional items and, through December 28, 1997, Company-owned restaurant contributions to the Papa John's Marketing Fund, Inc. (the "Marketing Fund") and local market cooperative advertising funds as incurred. Contributions by Company-owned and franchised restaurants to the Marketing Fund and the cooperative advertising funds are based on an established percentage of monthly restaurant revenues. The Marketing Fund is responsible for developing and conducting marketing and advertising for the Papa John's system. The local market cooperative advertising funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by the Marketing Fund. Such funds are accounted for separately and are not included in the consolidated financial statements of the Company, except as described below beginning with the first quarter of 1998.

Effective December 29, 1997, the Company began recognizing Company-owned restaurant contributions to the Marketing Fund and to those local market cooperative advertising funds deemed to be controlled by the Company (collectively, the "Controlled Funds"), as advertising and related costs at the time the Controlled Funds actually incurred such expenses. Through December 28, 1997, the Controlled Funds generally incurred expenses as contributions were received; therefore, the impact of this change was not material to the Company's first quarter 1998 financial statements.

3.  Accounting Pronouncement

As of December 29, 1997, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been restated to conform to the requirements of SFAS 130.

Total comprehensive income amounted to $8.8 million during the first quarter of 1998 and $5.1 million during the first quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restaurant Progression

                                  Three Months Ended
                             March 29,          March 30,
                               1998                1997
------------------------------------------------------------
Company-owned:

Beginning of period                  401                 303
Opened                                16                  22
Acquired                               1                   -
------------------------------------------------------------
End of Period                        418                 325
------------------------------------------------------------

Franchised:

Beginning of period                1,116                 857
Opened                                65                  68
Sold to Company                       (1)                  -
------------------------------------------------------------
End of period                      1,180                 925
------------------------------------------------------------

Total at end of period             1,598               1,250
============================================================


Results of Operations

Revenues. Total revenues increased 39.5% to $152.9 million for the three months ended March 29, 1998, from $109.6 million for the comparable period in 1997.

Restaurant sales increased 43.6% to $75.9 million for the three months ended March 29, 1998, from $52.9 million for the comparable period in 1997. This increase was primarily due to an increase of 31.0% in the number of equivalent Company-owned restaurants open during the three months ended March 29, 1998, compared to the same period in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, sales increased 12.6% for the three months ended March 29, 1998, over the comparable period in 1997, for Company-owned restaurants open throughout both periods.

Franchise royalties increased 38.3% to $7.4 million for the three months ended March 29, 1998, from $5.3 million for the comparable period in 1997. This increase was primarily due to an increase of 29.2% in the number of equivalent franchised restaurants open during the three months ended March 29, 1998, compared to the same period in the prior year. Also, sales increased 10.4% for the three months ended March 29, 1998, over the comparable period in 1997, for franchised restaurants open throughout both periods.

Franchise and development fees decreased 7.6% to $1.1 million for the three months ended March 29, 1998, from $1.2 million for the comparable period in 1997. This decrease was primarily due to the 65 franchised restaurants opened during the three months ended March 29, 1998, versus the 68 opened during the comparable period in 1997 and the mix of development agreements under which the restaurants were opened. The average dollar amount of fees per franchised restaurant opening may vary from period to period, as restaurants opened pursuant to older development agreements and "Hometown restaurants" generally have lower required fees than restaurants opened pursuant to more recent development agreements. "Hometown restaurants" are located in smaller markets, generally markets with less than 9,000 households.

Commissary sales increased 39.4% to $57.6 million for the three months ended March 29, 1998, from $41.3 million for the comparable period in 1997. This increase was primarily the result of the increases in equivalent franchised restaurants and comparable sales for franchised restaurants previously noted.

Equipment and other sales increased 22.9% to $10.9 million for the three months ended March 29, 1998, from $8.9 million for the comparable period in 1997. This increase was primarily the result of the previously noted increase in equivalent franchised restaurants, partially offset by the decrease in franchised restaurants opened during the first quarter of 1998 as compared to the same period in 1997. A portion of the equipment and other sales increase was also attributable to the increase in sales of the Papa John's PROFIT System, a proprietary point of sale system.

Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, remained consistent as a percentage of restaurant sales at 26.5% for the three months ended March 29, 1998 and the comparable period in 1997.

Restaurant salaries and benefits as a percentage of restaurant sales decreased to 26.6% for the three months ended March 29, 1998, from 27.0% for the comparable period in 1997, as a result of certain efficiencies gained on a higher sales base, partially offset by an increase in the federal minimum wage in September 1997. Occupancy costs decreased to 4.6% for the three months ended March 29, 1998, from 5.0% for the comparable period in 1997, as certain efficiencies were gained on higher sales. Advertising and related costs were relatively consistent at 8.9% for the three months ended March 29, 1998, as compared to 9.0% for the same period in 1997.

Other restaurant operating expenses decreased as a percentage of restaurant sales to 13.3% for the three months ended March 29, 1998, from 14.1% for the comparable period in 1997. Other operating expenses include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants. The decrease in other operating expenses as a percentage of restaurant sales was primarily due to training efficiencies and lower worker's compensation costs.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, information systems, and printing and promotional items to franchisees and other customers. These costs increased as a percentage of combined commissary sales and equipment and other sales to 91.7% for the three months ended March 29, 1998, as compared to 90.9% for the same period in 1997. Cost of sales as a percentage of combined commissary sales and equipment and other sales increased to 78.4% for the three months ended March 29, 1998, from 76.8% from the comparable period in 1997, due primarily to the timing of certain unfavorable commodity price changes. The increase in cost of sales was partially offset by decreases in salaries and benefits to 5.7% for the three months ended March 29, 1998, from 6.0% for the comparable period in 1997, and other operating expenses to 7.6% for the three months ended March 29, 1998, from 8.1% for the comparable period in 1997, due primarily to higher costs related to the opening of two commissary facilities during the first quarter of 1997.

General and administrative expenses as a percentage of total revenues decreased to 7.2% for the three months ended March 29, 1998, from 7.7% for the comparable period in 1997 due to leveraging expenses on a higher sales base and the receipt of incentives under the Kentucky Jobs Development Act related to certain corporate employment increases.

Depreciation and amortization were relatively consistent as a percentage of total revenues at 3.8% for the three months ended March 29, 1998, compared to 3.7% for the same period in 1997.

Investment Income. Investment income remained consistent at $1.1 million for the three months ended March 29, 1998 and the comparable period in 1997.

Income Tax Expense. Income tax expense reflects a combined federal, state and local effective tax rate of 37% for the three months ended March 29, 1998 and March 30, 1997, representing statutory rates applied to pre-tax income as adjusted by the impact of tax-exempt investment income and other items.

Liquidity and Capital Resources

The Company requires capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. Capital expenditures of $12.1 million and loans to franchisees of $780,000 (net of repayments) for the three months ended March 29, 1998, were funded by cash flow from operations.

Cash flow from operations increased to $18.2 million for the three months ended March 29, 1998, from $8.6 million for the comparable period in 1997, due primarily to the higher level of net income for the first quarter of 1998 and the timing of income tax payments and other changes in working capital, a portion of which is expected to reverse during the second quarter of 1998.

In addition to restaurant development and potential acquisitions, significant capital projects for the next 12 months are expected to include a full-service commissary in Portland, Oregon by mid-1998. In late-1998 or early-1999, the Company also expects to open a 242,000 square foot facility in Louisville, Kentucky, approximately 30-40% of which will accommodate relocation and expansion of the Louisville commissary operations and Novel Approach promotional division and the remainder of which will accommodate relocation and consolidation of corporate offices.

The Company has been approved to receive up to $21.0 million in incentives under the Kentucky Jobs Development Act in connection with the relocation of the corporate offices. Based upon the expected timing of completion of the facility, the Company expects to earn approximately $14.0 million of such incentives through 2007.

Additionally, during the remainder of 1998 the Company expects to fund up to $3.0 million in additional loans under existing franchisee loan program commitments. Approximately $15.9 million was outstanding under this program as of March 29, 1998. At this time, the Company does not expect to significantly expand the program beyond existing commitments.

Capital resources available at March 29, 1998, include $26.5 million of cash and cash equivalents, $58.8 million of investments and $8.2 million under a line of credit expiring in June 1998. The Company expects to fund planned capital expenditures for the next twelve months from these resources and operating cash flows.

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

     99.1 Cautionary Statements. Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (Commission File No. 0-21660) is incorporated herein by reference.

  b. Current Reports on Form 8-K.

  There were no reports filed on Form 8-K during the quarterly period ended March 29, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PAPA JOHN'S INTERNATIONAL, INC.
                                       (Registrant)



Date:  May 13, 1998                           /s/ E. Drucilla Milby
       ------------                           ----------------------------------
                                              E. Drucilla Milby, Chief Financial
                                                Officer and Treasurer