Form 10-Q
period 1998-06-30
PAPA JOHNS INTERNATIONAL INC
filed 1998-08-12
CIK 901491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 1998

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

     At August 4, 1998, there were outstanding 29,512,032 shares of the registrant's common stock, par value $.01 per share.

                                 INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets --
         June 28, 1998 and December 28, 1997                                  2

         Condensed Consolidated Statements of Income --
         Three Months and Six Months Ended June 28, 1998
         and June 29, 1997                                                    3

         Condensed Consolidated Statements of
         Stockholders' Equity -- Six Months Ended
         June 28, 1998 and June 29, 1997                                      4

         Condensed Consolidated Statements of Cash Flows
         -- Six Months Ended June 28, 1998 and
         June 29, 1997                                                        5

         Notes to Condensed Consolidated Financial
         Statements                                                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 5.  Other Information                                                   10

Item 6.  Exhibits and Reports on Form 8-K                                    10

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

       Papa John's International, Inc. and Subsidiaries
           Condensed Consolidated Balance Sheets


                                                     June 28, 1998      December 28, 1997
(In thousands)                                        (Unaudited)            (Note)
------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                         $      24,075      $          18,692
   Accounts receivable                                      14,353                 15,132
   Inventories                                               9,071                  9,091
   Deferred pre-opening costs                                3,241                  3,827
   Prepaid expenses and other current assets                 2,467                  2,434
------------------------------------------------------------------------------------------
Total current assets                                        53,207                 49,176

Investments                                                 59,940                 57,933
Net property and equipment                                 136,297                112,601
Notes receivable                                            16,780                 15,080
Other assets                                                21,588                 18,453
------------------------------------------------------------------------------------------
Total assets                                         $     287,812      $         253,243
==========================================================================================

Liabilities and stockholders' equity

Current liabilities:
   Accounts payable                                  $      14,457      $          15,148
   Accrued expenses                                         22,503                 15,132
   Deferred income taxes                                       252                    102
------------------------------------------------------------------------------------------
Total current liabilities                                   37,212                 30,382

Unearned franchise and development fees                      6,304                  4,613
Deferred income taxes                                        3,566                  3,987
Other long-term liabilities                                  1,336                  1,528

Stockholders' equity:
   Preferred stock                                               -                      -
   Common stock                                                295                    291
   Additional paid-in capital                              158,755                149,850
   Accumulated other comprehensive income
      (unrealized gain on investments, net of tax)             815                    321
   Retained earnings                                        80,010                 62,752
   Treasury stock                                             (481)                  (481)
------------------------------------------------------------------------------------------
Total stockholders' equity                                 239,394                212,733
------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity           $     287,812      $         253,243
==========================================================================================

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

               Papa John's International, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                      Three Months Ended               Six Months Ended
(In thousands, except per share amounts)         June 28, 1998   June 29, 1997   June 28, 1998   June 29, 1997
--------------------------------------------------------------------------------------------------------------
Revenues:
  Restaurant sales                               $      79,949   $      63,587   $     155,867   $     116,469
  Franchise royalties                                    8,074           5,973          15,446          11,303
  Franchise and development fees                         1,265           1,384           2,412           2,625
  Commissary sales                                      61,999          45,599         119,556          86,889
  Equipment and other sales                             10,986           9,669          21,920          18,569
--------------------------------------------------------------------------------------------------------------
Total revenues                                         162,273         126,212         315,201         235,855

Costs and expenses:
Restaurant expenses:
  Cost of sales                                        20,718            16,748         40,838          30,754
  Salaries and benefits                                21,684            17,425         41,862          31,689
  Advertising and related costs                         7,163             5,968         13,954          10,701
  Occupancy costs                                       3,817             3,040          7,337           5,707
  Other operating expenses                             10,443             8,434         20,558          15,905
--------------------------------------------------------------------------------------------------------------
                                                       63,825            51,615        124,549          94,756

Commissary, equipment and other expenses:
  Cost of sales                                        56,669            43,587        110,339          82,148
  Salaries and benefits                                 4,090             3,213          7,972           6,215
  Other operating expenses                              5,258             4,471         10,490           8,532
--------------------------------------------------------------------------------------------------------------
                                                       66,017            51,271        128,801          96,895

General and administrative expenses                    12,298             9,386         23,307          17,830
Depreciation                                            4,268             3,136          8,250           5,906
Amortization                                            1,799             1,604          3,669           2,886
--------------------------------------------------------------------------------------------------------------
Total costs and expenses                              148,207           117,012        288,576         218,273
--------------------------------------------------------------------------------------------------------------
Operating income                                       14,066             9,200         26,625          17,582

Other income (expense):
  Investment income                                     1,181             1,122          2,241           2,224
  Other, net                                             (339)             (368)          (815)           (816)
--------------------------------------------------------------------------------------------------------------
Income before income taxes                             14,908             9,954         28,051          18,990
Income tax expense                                      5,516             3,683         10,379           7,026
--------------------------------------------------------------------------------------------------------------

Net income                                       $      9,392    $        6,271  $      17,672   $      11,964
==============================================================================================================

Basic earnings per share                         $       0.32    $         0.22  $        0.60   $        0.42
==============================================================================================================

Diluted earnings per share                       $       0.31    $         0.21  $        0.58   $        0.41
==============================================================================================================

Basic weighted average shares outstanding              29,365            28,888         29,264          28,822
==============================================================================================================

Diluted weighted average shares outstanding            30,522            29,519         30,269          29,442
==============================================================================================================

See accompanying notes.

               Papa John's International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

                                                              Accumulated
                                                Additional       Other                                  Total
                                       Common    Paid-In     Comprehensive   Retained   Treasury    Stockholders'
(In thousands)                         Stock     Capital        Income       Earnings    Stock         Equity
-----------------------------------------------------------------------------------------------------------------
Balance at December 30, 1996           $  288   $  143,978   $         977   $ 35,882   $   (482)   $    180,643
Comprehensive income:
  Net income                              -            -               -       11,964        -            11,964
  Unrealized loss on investments
    net of tax of $211                    -            -              (340)       -          -              (340)
                                                                                                    ------------
Comprehensive income                                                                                      11,624
Exercise of stock options                   2        1,062             -          -          -             1,064
Tax benefit related to exercise of
  non-qualified stock options             -          1,292             -          -          -             1,292
Other                                     -            -               -           17        -                17
----------------------------------------------------------------------------------------------------------------

Balance at June 29, 1997               $  290   $  146,332   $         637   $ 47,863   $   (482)   $    194,640
================================================================================================================

Balance at December 29,1997            $  291   $  149,850   $         321   $ 62,752   $   (481)   $    212,733
Comprehensive income:
  Net income                              -            -               -       17,672        -            17,672
  Unrealized gain on investments
    net of tax of $326                    -            -               494        -          -               494
                                                                                                    ------------
Comprehensive income                                                                                      18,166
Exercise of stock options                   3        7,006             -          -          -             7,009
Tax benefit related to exercise of
  non-qualified stock options             -          1,660             -          -          -             1,660
Other                                       1          239             -         (414)       -              (174)
----------------------------------------------------------------------------------------------------------------

Balance at June 28,1998                $  295   $  158,755   $         815   $ 80,010   $   (481)   $    239,394
================================================================================================================

See accompanying notes

               Papa John's International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                               Six Months Ended
(In thousands)                                       June 28, 1998      June 29, 1997
------------------------------------------------------------------------------------------
Operating activities
Net cash provided by operating activities            $      30,031      $          15,877

Investing activities
Purchase of property and equipment                         (27,806)               (21,568)
Purchase of investments                                    (15,849)               (15,307)
Proceeds from sale or maturity of investments               14,204                 18,880
Loans to franchisees                                        (3,639)                (8,872)
Loan repayments from franchisees                             1,939                    414
Deferred systems development costs                            (634)                (1,087)
Acquisitions                                                  (228)                (5,448)
Other                                                          128                    293
------------------------------------------------------------------------------------------
Net cash used in investing activities                      (31,885)               (32,695)

Financing activities
Proceeds from exercise of stock options                      7,009                  1,064
Payments on long-term debt                                  (1,430)                  (175)
Tax benefit related to exercise of non-qualified
 stock options                                               1,660                  1,292
Other                                                           (2)                    (2)
------------------------------------------------------------------------------------------
Net cash provided by financing activities                    7,237                  2,179
------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents         5,383                (14,639)
Cash and cash equivalents at beginning of period            18,692                 24,063
------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period           $      24,075      $           9,424
==========================================================================================

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 28, 1998

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 1998, are not necessarily indicative of the results that may be expected for the year ended December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Papa John's International, Inc. Annual Report on Form 10-K for the year ended December 28, 1997.

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

Effective December 29, 1997, the Company began recognizing Company-owned restaurant contributions to the Marketing Fund and to those local market cooperative advertising funds deemed to be controlled by the Company (collectively, the "Controlled Funds"), as advertising and related costs at the time the Controlled Funds actually incurred such expenses. Through December 28, 1997, the Controlled Funds generally incurred expenses as contributions were received; therefore, the impact of this change was not material to the Company's first and second quarter 1998 financial statements.

3. Accounting Pronouncement

In May 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (the "SOP"), which will require adoption at the beginning of 1999. The Company's initial application of the SOP will require the write-off of deferred pre-opening costs as of the date of adoption, and such write-off will be reported, on a net of tax basis, as the cumulative effect of a change in accounting principle. The Company does not expect the adoption of the SOP to materially impact future operating income. Deferred pre-opening costs as of June 28, 1998, were $3.2 million.

4. Subsequent Event

During 1997, the Company acquired a 49% equity ownership interest in Mountain Pizza Group, L.L.C. ("MPG"), for $150,000 in cash. In July 1998, the Company acquired the remaining 51% for $565,000 in cash. In connection with the acquisition, the Company also assumed $2.4 million in MPG debt. MPG, an entity which operates seven Papa John's restaurants in Denver, Colorado, was owned by the President of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restaurant Progression

                           Three Months Ended    Six Months Ended

                           June 28,  June 29,    June 28,  June 29,
                            1998       1997        1998      1997
-------------------------------------------------------------------

Company-owned:

Beginning of period         418        325          401       303

Opened                       16         23           32        45

Closed                       (1)        (1)          (1)       (1)

Acquired from Franchisees     9         20           10        20

Sold to Franchisee           (1)         -           (1)        -
-------------------------------------------------------------------
End of Period               441        367          441       367
-------------------------------------------------------------------

Franchised:

Beginning of period       1,180        925        1,116       857

Opened                       75         74          140       142

Closed                       (2)        (3)          (2)       (3)

Sold to Company              (9)       (20)         (10)      (20)

Acquired from Company         1          -            1         -
-------------------------------------------------------------------
End of period             1,245        976        1,245       976
-------------------------------------------------------------------

Total at end of period    1,686      1,343        1,686     1,343
===================================================================

Results of Operations

Revenues. Total revenues increased 28.6% to $162.3 million for the three months ended June 28, 1998, from $126.2 million for the comparable period in 1997, and 33.6% to $315.2 million for the six months ended June 28, 1998, from $235.9 million for the comparable period in 1997.

Restaurant sales increased 25.7% to $79.9 million for the three months ended June 28, 1998, from $63.6 million for the comparable period in 1997, and 33.8% to $155.9 million for the six months ended June 28, 1998, from $116.5 million for the comparable period in 1997. These increases were primarily due to increases of 21.6% and 26.1% in the number of equivalent Company-owned restaurants open during the three and six months ended June 28, 1998, respectively, compared to the same periods in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, acquired, closed or sold during the period on a weighted average basis. Also, sales increased 5.9% for the three months ended June 28, 1998, over the comparable period in 1997, and 9.5% for the six months ended June 28, 1998, over the comparable period in 1997, for Company-owned restaurants open throughout both periods.

Franchise royalties increased 35.2% to $8.1 million for the three months ended June 28, 1998, from $6.0 million for the comparable period in 1997, and 36.7% to $15.4 million for the six months ended June 28, 1998, from $11.3 million for the comparable period in 1997. These increases were primarily due to increases of 28.9% and 29.1% in the number of equivalent franchised restaurants open during the three and six months ended June 28, 1998, respectively, compared to the same periods in the prior year. Also, sales increased 7.8% for the three months ended June 28, 1998, over the comparable period in 1997,and 9.1% for the six months ended June 28, 1998, over the comparable period in 1997, for franchised restaurants open throughout both periods.

Franchise and development fees decreased 8.6% to $1.3 million for the three months ended June 28, 1998, from $1.4 million for the comparable period in 1997, and 8.1% to $2.4 million for the six months ended June 28, 1998, from $2.6 million for the comparable period in 1997. These decreases were primarily due to the 140 franchised restaurants opened during the six months ended June 28, 1998, versus the 142 opened during the comparable period in 1997, and the nature and mix of development agreements under which the restaurants were opened. The average dollar amount of fees per franchised restaurant opening may vary from period to period, as restaurants opened pursuant to older development agreements and "Hometown restaurants" generally have lower required fees than restaurants opened pursuant to more recent development agreements. "Hometown restaurants" are located in smaller markets, generally markets with less than 9,000 households.

Commissary sales increased 36.0% to $62.0 million for the three months ended June 28, 1998, from $45.6 million for the comparable period in 1997, and 37.6% to $119.6 million for the six months ended June 28, 1998, from $86.9 million for the comparable period in 1997. These increases were primarily the result of the increases in equivalent franchised restaurants and comparable sales for franchised restaurants previously noted.

Equipment and other sales increased 13.6% to $11.0 million for the three months ended June 28, 1998, from $9.7 million for the comparable period in 1997, and 18.0% to $21.9 million for the six months ended June 28, 1998 from $18.6 million for the comparable period in 1997. These increases were primarily the result of the previously noted increase in equivalent franchised restaurants and sales of the Papa John's PROFIT System, a proprietary point of sale system, and related PROFIT support services to franchisees.

Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 25.9% for the three months ended June 28, 1998, from 26.3% for the comparable period in 1997, and decreased to 26.2% for the six months ended June 28, 1998, from 26.4% for the comparable period in 1997. These decreases were primarily due to restaurant efficiencies, partially offset by increases in the average cheese block market prices. Cheese, representing approximately 40% of food cost, and other commodities are subject to seasonal fluctuations, weather, demand and other factors. Most of the factors affecting cost are beyond the control of the Company. An increase in the cost of cheese, or other operating costs, could adversely affect profitability of the Company.

Restaurant salaries and benefits as a percentage of restaurant sales decreased to 27.1% for the three months ended June 28, 1998, from 27.4% for the comparable period in 1997, and decreased to 26.9% for the six months ended June 28, 1998, from 27.2% for the comparable period in 1997, as a result of certain efficiencies gained on a higher sales base, partially offset by an increase in the federal minimum wage in September 1997. Occupancy costs remained relatively consistent at 4.8% and 4.7%, respectively, for the three and six months ended June 28, 1998, as compared to 4.8% and 4.9% for the comparable periods in 1997.

Advertising and related costs decreased to 9.0% for the three months ended June 28, 1998, from 9.4% for the comparable period in 1997, and decreased to 9.0% for the six months ended June 28, 1998, from 9.2% for the comparable period in 1997. This decrease is not considered unusual as advertising for the Company often varies based on the timing of market-level promotions.

Other restaurant operating expenses decreased as a percentage of restaurant sales to 13.1% for the three months ended June 28, 1998, from 13.3% for the comparable period in 1997, and decreased as a percentage of restaurant sales to 13.2% for the six months ended June 28, 1998, from 13.7% for the comparable period in 1997. Other operating expenses include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants. The decrease in other operating expenses as a percentage of restaurant sales was primarily due to training efficiencies and lower worker's compensation costs.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, information systems, and printing and promotional items to franchisees and other customers. These costs decreased as a percentage of combined commissary sales and equipment and other sales to 90.5% for the three months ended June 28, 1998, as compared to 92.8% for the same period in 1997, and to 91.0% for the six months ended June 28, 1998, from 91.9% for the comparable period in 1997.

Cost of sales as a percentage of combined commissary sales and equipment and other sales decreased to 77.6% from 78.9% for the comparable period in 1997, due to the mix of commissary sales to equipment and other sales which have a higher margin. Cost of sales remained relatively consistent at 78.0% for the six months ended June 28, 1998, as compared to 77.9% for the comparable period in 1997.

Salaries and benefits as a percentage of combined commissary sales and equipment and other sales decreased to 5.6% for the three months ended June 28, 1998, from 5.8% for the comparable period in 1997 and to 5.6% for the six months ended June 28, 1998, from 5.9% for the comparable period in 1997. Other operating expenses decreased to 7.2% for the three months ended and 7.4% for the six months ended June 28, 1998, from 8.1% for the comparable periods in 1997. These decreases were due primarily to higher costs related to the opening of two commissary facilities in the comparable periods in 1997, as compared to one commissary facility opened in the current comparable periods.

General and administrative expenses as a percentage of total revenues increased to 7.6% for the three months ended June 28, 1998, from 7.4% for the comparable period in 1997, and decreased to 7.4% for the six months ended June 28, 1998, from 7.6% for the comparable period in 1997. The increase for the three months ended was due principally to the decrease in deferral of system development costs, partially offset by the receipt of incentives under the Kentucky Jobs Development Act (the "KJDA incentives") related to certain corporate employment increases. The reduction in costs for the six months ended, June 28, 1998 was due to leveraging expenses on a higher sales base and the KJDA incentives.

Depreciation and amortization were relatively consistent as a percentage of total revenues at 3.7% and 3.8%, respectively, for the three and six months ended June 28, 1998, as compared to 3.8% and 3.7% for the comparable periods in 1997.

Investment Income. Investment income increased to $1.2 million for the three months ended June 28, 1998, from $1.1 million for the comparable period in 1997, and remained consistent at $2.2 million for the six months ended June 28, 1998, and the comparable period in 1997 due to relatively consistent invested balances and yields.

Income Tax Expense. Income tax expense reflects a combined federal, state and local effective tax rate of 37% for the three and six months ended June 28, 1998 and June 29, 1997, representing statutory rates applied to pre-tax income as adjusted by the impact of tax-exempt investment income and other items.

Liquidity and Capital Resources

The Company requires capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. Capital expenditures of $27.8 million and loans to franchisees of $1.7 million (net of repayments) for the six months ended June 28, 1998, were funded by cash flow from operations.

Cash flow from operations increased to $30.0 million for the six months ended June 28, 1998, from $15.9 million for the comparable period in 1997, due primarily to the higher level of net income for the first six months of 1998 and changes in working capital.

In addition to restaurant development and potential acquisitions, significant capital projects for the next 12 months are expected to include the development of full-service commissaries in Dallas, Texas and Pittsburgh, Pennsylvania by mid-1999. In early-1999, the Company also expects to open a 240,000 square foot facility in Louisville, Kentucky, approximately 40% of which will accommodate relocation and expansion of the Louisville commissary operations and Novel Approach promotional division, and the remainder of which will accommodate relocation and consolidation of corporate offices.

The Company has been approved to receive up to $21.0 million in incentives under the Kentucky Jobs Development Act in connection with the relocation of the corporate offices. Based upon the expected timing of completion of the facility, the Company expects to earn approximately $14.0 million of such incentives through 2007.

Additionally, during the remainder of 1998 the Company expects to fund up to $2.3 million in additional loans under existing franchisee loan program commitments. Approximately $16.8 million was outstanding under this program as of June 28, 1998. The Company does not expect to significantly expand the program beyond existing commitments.

Capital resources available at June 28, 1998, include $24.1 million of cash and cash equivalents, $59.9 million of investments and $8.2 million under a line of credit expiring in June 1999. The Company expects to fund planned capital expenditures for the next twelve months from these resources and operating cash flows.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on May 21, 1998 at the Hyatt Regency Hotel, 320 West Jefferson Street, Louisville, Kentucky at 11:00 a.m.

At the meeting, the Company's stockholders elected two directors to serve until the 2001 annual meeting of stockholders. The vote counts were as follows:

                                      Affirmative  Withheld
                                      -----------  --------
Charles W. Schnatter                  27,567,883    40,263
Richard F. Sherman                    27,568,364    39,782


The Company's other directors continue to serve in accordance with their previous elections: through 1999- John H. Schnatter and Blaine E. Hurst; and through 2000 - O. Wayne Gaunce, Jack A. Laughery, and Michael W. Pierce.

The Company's stockholders also took the following actions at the meeting:

(1) Amended the Papa John's International, Inc. 1993 Stock Ownership Incentive Plan by a vote of 21,839,813 affirmative to 5,720,716 negative and 47,617 abstention votes;

(2) Ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 27, 1998 by a vote of 27,593,248 affirmative to 6,847 negative and 8,051 abstention votes;

Item 5.  Other Information.

Any stockholder proposal intended to be presented at next year's Annual Meeting of Stockholders must be received by the Company by December 10, 1998 to be considered for inclusion in the Company's proxy materials for such meeting. Any stockholder proposal submitted with respect to the Company's 1999 Annual
Meeting of Stockholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and Rule 14a-5 if notice thereof is received by the Company after February 24, 1999. A stockholder who wishes to introduce a proposal at an annual meeting of stockholders, regardless of whether the stockholder wants the proposal included in the Company's proxy statement, must comply with certain requirements set forth in the Company's Certificate of Incorporation. A copy of the Certificate of Incorporation may be obtained from the General Counsel of the Company by written request to the Company's executive offices at P.O. Box 99900, Louisville, Kentucky 40269-9990.

Item 6.  Exhibits and Reports on Form 8-K.

   a.    Exhibits

         Exhibit
         Number                 Description
         ------                 -----------
         10                     Amendment to Papa John's International, Inc.
                                1993 Stock Ownership Incentive Plan approved by stockholders on May 21, 1998.

         11                     Calculation of Earnings Per Share

         27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

         99.1 Cautionary Statements. Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (Commission File No. 0-21660) is incorporated herein by reference.

   b. Current Reports on Form 8-K.

   There were no reports filed on Form 8-K during the quarterly period ended June 28, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PAPA JOHN'S INTERNATIONAL, INC.
                                        (Registrant)



Date: August 12, 1998                       /s/ E. Drucilla Milby
                                            ----------------------------------
                                            E. Drucilla Milby, Chief Financial
                                             Officer and Treasurer