Form 10-Q
period 1998-09-30
PAPA JOHNS INTERNATIONAL INC
filed 1998-11-12
CIK 901491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 1998

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

                         Yes   X          No _____
                             -----

      At November 2, 1998, there were outstanding 29,541,529 shares of the registrant's common stock, par value $.01 per share.

                                     INDEX

PART I.     FINANCIAL INFORMATION                                 Page No.
                                                                  --------
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets --
            September 27, 1998 and December 28, 1997                     2

            Condensed Consolidated Statements of Income --
            Three Months and Nine Months Ended September
            27, 1998 and September 28, 1997                              3

            Condensed Consolidated Statements of Stockholders'
            Equity -- Nine Months Ended September 27, 1998
            and September 28, 1997                                       4

            Condensed Consolidated Statements of Cash Flows --
            Nine Months Ended September 27, 1998 and
            September 28, 1997                                           5

            Notes to Condensed Consolidated Financial Statements         6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                           10

Item 6.     Exhibits and Reports on Form 8-K                            10

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements


               Papa John's International, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                  September 27, 1998         December 28, 1997
(In thousands)                                                       (Unaudited)                   (Note)
-----------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                        $ 29,663                   $ 18,692
      Accounts receivable                                                15,966                     15,132
      Inventories                                                         9,105                      9,091
      Deferred pre-opening costs                                          2,972                      3,827
      Prepaid expenses and other current assets                           2,626                      2,434
-----------------------------------------------------------------------------------------------------------------
Total current assets                                                     60,332                     49,176

Investments                                                              51,013                     57,933
Net property and equipment                                              157,487                    112,601
Notes receivable                                                         12,555                     15,080
Other assets                                                             23,111                     18,453
-----------------------------------------------------------------------------------------------------------------
Total assets                                                           $304,498                   $253,243
=================================================================================================================

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                                 $ 20,278                   $ 15,148
      Accrued expenses                                                   23,001                     15,132
      Deferred income taxes                                                 252                        102
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                43,531                     30,382

Unearned franchise and development fees                                   6,479                      4,613
Deferred income taxes                                                     3,441                      3,987
Other long-term liabilities                                               1,339                      1,528

Stockholders' equity:
      Preferred stock                                                         -                          -
      Common stock                                                          295                        291
      Additional paid-in capital                                        159,761                    149,850
      Accumulated other comprehensive income (unrealized
       gain on investments, net of tax)                                     531                        321
      Retained earnings                                                  89,602                     62,752
      Treasury stock                                                       (481)                      (481)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                              249,708                    212,733
-----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                             $304,498                   $253,243
=================================================================================================================

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

               Papa John's International, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                         Three Months Ended                          Nine Months Ended
                                             September 27, 1998     September 28, 1997   September 27, 1998     September 28, 1997
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues:
  Restaurant sales                           $           80,550     $           63,645   $          236,417     $          180,114
  Franchise royalties                                     8,083                  5,971               23,529                 17,274
  Franchise and development fees                          1,545                  1,149                3,957                  3,774
  Commissary sales                                       64,574                 46,466              184,130                133,355
  Equipment and other sales                              11,676                 11,021               33,596                 29,590
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                          166,428                128,252              481,629                364,107

Costs and expenses:
Restaurant expenses:
  Cost of sales                                          21,664                 16,644               62,502                 47,398
  Salaries and benefits                                  21,578                 17,016               63,440                 48,705
  Advertising and related costs                           6,776                  6,058               20,730                 16,759
  Occupancy costs                                         4,268                  3,493               11,605                  9,200
  Other operating expenses                               10,517                  8,503               31,075                 24,408
----------------------------------------------------------------------------------------------------------------------------------
                                                         64,803                 51,714              189,352                146,470

Commissary, equipment and other expenses:
  Cost of sales                                          60,081                 44,524              170,420                126,672
  Salaries and benefits                                   4,327                  3,248               12,299                  9,463
  Other operating expenses                                5,574                  4,611               16,064                 13,143
----------------------------------------------------------------------------------------------------------------------------------
                                                         69,982                 52,383              198,783                149,278

General and administrative expenses                      11,474                  9,160               34,781                 26,990
Depreciation                                              4,513                  3,549               12,763                  9,455
Amortization                                              1,821                  1,749                5,490                  4,635
----------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                152,593                118,555              441,169                336,828
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                         13,835                  9,697               40,460                 27,279

Other income (expense):
  Investment income                                       1,123                  1,175                3,364                  3,399
  Other, net                                                266                      8                 (549)                  (808)
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               15,224                 10,880               43,275                 29,870
Income tax expense                                        5,633                  4,026               16,012                 11,052
----------------------------------------------------------------------------------------------------------------------------------

Net income                                   $            9,591     $            6,854   $           27,263     $           18,818
==================================================================================================================================

Basic earnings per share                     $             0.33     $             0.24   $             0.93     $             0.65
==================================================================================================================================

Diluted earnings per share                   $             0.32     $             0.23   $             0.90     $             0.64
==================================================================================================================================

Basic weighted average shares outstanding                29,507                 28,972               29,345                 28,872
==================================================================================================================================

Diluted weighted average shares outstanding              30,260                 29,754               30,267                 29,557
==================================================================================================================================

See accompanying notes.

                Papa John's International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

                                                                    Accumulated
                                                   Additional          Other                                             Total
                                        Common      Paid-In        Comprehensive       Retained       Treasury        Stockholders'
(In thousands)                          Stock       Capital           Income           Earnings        Stock             Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 1996             $288       $143,978           $ 977           $35,882         $(482)            $180,643
Comprehensive income:
   Net income                               -              -               -            18,818             -               18,818
   Unrealized loss on investments
     net of tax of $232                     -              -            (282)                -             -                 (282)
                                                                                                                         -----------
Comprehensive income                                                                                                       18,536
Exercise of stock options                   2          2,161               -                 -             -                2,163
Tax benefit related to exercise of
  non-qualified stock options               -          1,882               -                 -             -                1,882
Other                                       -              -               -                21             1                   22
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 28, 1997            $290       $148,021           $ 695           $54,721         $(481)            $203,246
====================================================================================================================================


Balance at December 29,1997              $291       $149,850           $ 321           $62,752         $(481)            $212,733
Comprehensive income:
   Net income                               -              -               -            27,263             -               27,263
   Unrealized gain on investments
     net of tax of $202                     -              -             210                 -             -                  210
                                                                                                                         -----------
Comprehensive income                                                                                                       27,473
Exercise of stock options                   4          7,785               -                 -             -                7,789
Tax benefit related to exercise of
  non-qualified stock options               -          1,887               -                 -             -                1,887
Other                                       -            239               -              (413)            -                 (174)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 27,1998             $295       $159,761           $ 531           $89,602         $(481)            $249,708
====================================================================================================================================

See accompanying notes

               Papa John's International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                        Nine Months Ended
(In thousands)                                                               September 27, 1998    September 28, 1997
---------------------------------------------------------------------------------------------------------------------
Operating activities
Net cash provided by operating activities                                          $ 50,317             $ 32,761

Investing activities
Purchase of property and equipment                                                  (52,131)             (31,163)
Purchase of investments                                                             (30,018)             (28,482)
Proceeds from sale or maturity of investments                                        36,547               35,070
Loans to franchisees                                                                 (4,139)             (10,605)
Loan repayments from franchisees                                                      4,505                  805
Deferred systems development costs                                                     (846)              (1,486)
Acquisitions                                                                         (1,902)              (5,448)
Other                                                                                   391                  293
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (47,593)             (41,016)

Financing activities
Proceeds from exercise of stock options                                               7,789                2,163
Payments on long-term debt                                                           (1,430)                (175)
Tax benefit related to exercise of non-qualified
  stock options                                                                       1,887                1,882
Other                                                                                     1                  (15)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             8,247                3,855
---------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                 10,971               (4,400)
Cash and cash equivalents at beginning of period                                     18,692               24,063
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         $ 29,663             $ 19,663
=====================================================================================================================

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 27, 1998

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 1998, are not necessarily indicative of the results that may be expected for the year ended December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Papa John's International, Inc. Annual Report on Form 10-K for the year ended December 28, 1997.

2.  Advertising and Related Costs

Advertising and related costs include the costs of Company-owned restaurant activities such as mail coupons, door hangers and promotional items and, through December 28, 1997, Company-owned restaurant contributions to the Papa John's Marketing Fund, Inc. (the "Marketing Fund") and local market cooperative advertising funds as incurred. Contributions by Company-owned and franchised restaurants to the Marketing Fund and the cooperative advertising funds are based on an established percentage of monthly restaurant revenues. The Marketing Fund is responsible for developing and conducting marketing and advertising for the Papa John's system. The local market cooperative advertising funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by the Marketing Fund. Such funds are accounted for separately and are not included in our consolidated financial statements, except as described below beginning with the first quarter of 1998.

Effective December 29, 1997, we began recognizing Company-owned restaurant contributions to the Marketing Fund and to those local market cooperative advertising funds deemed to be controlled by us (collectively, the "Controlled Funds"), as advertising and related costs at the time the Controlled Funds actually incurred such expenses. Through December 28, 1997, the Controlled Funds generally incurred expenses as contributions were received; therefore, the impact of this change was not material.

3.  Accounting Pronouncement

In May 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (the "SOP"), which will require adoption at or before the beginning of 1999. Our initial application of the SOP will require the write-off of deferred pre-opening costs as of the date of adoption, and such write-off will be reported, on a net of tax basis, as the cumulative effect of a change in accounting principle. We do not expect the adoption of the SOP to materially impact future operating income. Deferred pre-opening costs as of September 27, 1998, amounted to $3.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restaurant Progression

                                              Three Months Ended                              Nine Months Ended
                                    September 27,            September 28,           September 27,           September 28,
                                        1998                     1997                     1998                    1997
---------------------------------------------------------------------------------------------------------------------------
Company-owned:

Beginning of period                      441                      367                      401                     303
Opened                                    16                       22                       48                      67
Closed                                     -                        -                       (1)                     (1)
Acquired from Franchisees                 11                        -                       21                      20
Sold to Franchisees                      (2)                        -                       (3)                      -
---------------------------------------------------------------------------------------------------------------------------
End of Period                            466                      389                      466                     389
---------------------------------------------------------------------------------------------------------------------------

Franchised:

Beginning of period                    1,245                      976                    1,116                     857
Opened                                    78                       64                      218                     206
Closed                                     -                       (2)                      (2)                     (5)
Sold to Company                          (11)                       -                      (21)                    (20)
Acquired from Company                      2                        -                        3                       -
---------------------------------------------------------------------------------------------------------------------------
End of period                          1,314                    1,038                    1,314                   1,038
---------------------------------------------------------------------------------------------------------------------------

Total at end of period                 1,780                    1,427                    1,780                   1,427
===========================================================================================================================


Results of Operations

Revenues. Total revenues increased 29.8% to $166.4 million for the three months ended September 27, 1998, from $128.3 million for the comparable period in 1997, and 32.3% to $481.6 million for the nine months ended September 27, 1998, from $364.1 million for the comparable period in 1997.

Restaurant sales increased 26.6% to $80.6 million for the three months ended September 27, 1998, from $63.6 million for the comparable period in 1997, and 31.3% to $236.4 million for the nine months ended September 27, 1998, from $180.1 million for the comparable period in 1997. These increases were primarily due to increases of 20.5% and 24.1% in the number of equivalent Company-owned restaurants open during the three and nine months ended September 27, 1998, respectively, compared to the same periods in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, acquired, closed or sold during the period on a weighted average basis. Also, sales increased 8.1% for the three months ended September 27, 1998, over the comparable period in 1997, and 9.1% for the nine months ended September 27, 1998, over the comparable period in 1997, for Company-owned restaurants open throughout both periods.

Franchise royalties increased 35.4% to $8.1 million for the three months ended September 27, 1998, from $6.0 million for the comparable period in 1997, and 36.2% to $23.5 million for the nine months ended September 27, 1998, from $17.3 million for the comparable period in 1997. These increases were primarily due to increases of 26.4% and 28.1% in the number of equivalent franchised restaurants open during the three and nine months ended September 27, 1998, respectively, compared to the same periods in the prior year. Also, sales increased 10.2% for the three months ended September 27, 1998, over the comparable period in 1997, and 9.8% for the nine months ended September 27, 1998, over the comparable period in 1997, for franchised restaurants open throughout both periods.

Franchise and development fees increased 34.5% to $1.5 million for the three months ended September 27, 1998, from $1.1 million for the comparable period in 1997, and 4.8% to $4.0 million for the nine months ended September 27, 1998, from $3.8 million for the comparable period in 1997. These increases were primarily due to 78 and 218 franchised restaurants opened during the three and nine months ended September 27, 1998, versus 64 and 206 opened during the comparable period in 1997, and the nature and mix of development agreements under which the restaurants were opened. The average dollar amount of fees per franchised restaurant opening may vary from period to period, as restaurants opened pursuant to older development agreements and certain "Hometown restaurants" generally have lower required fees than restaurants opened pursuant to more recent development agreements. "Hometown restaurants" are located in smaller markets, generally markets with less than 9,000 households.

Commissary sales increased 39.0% to $64.6 million for the three months ended September 27, 1998, from $46.5 million for the comparable period in 1997, and 38.1% to $184.1 million for the nine months ended September 27, 1998, from $133.4 million for the comparable period in 1997. These increases were primarily the result of the increases in equivalent franchised restaurants and comparable sales for franchised restaurants previously noted.

Equipment and other sales increased 5.9% to $11.7 million for the three months ended September 27, 1998, from $11.0 million for the comparable period in 1997, and 13.5% to $33.6 million for the nine months ended September 27, 1998 from $29.6 million for the comparable period in 1997. These increases were primarily the result of the previously noted increase in equivalent franchised restaurants and sales of the Papa John's PROFIT System, a proprietary point of sale system, and related PROFIT support services to franchisees.

Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, increased as a percentage of restaurant sales to 26.9% for the three months ended September 27, 1998, from 26.2% for the comparable period in 1997, and increased to 26.4% for the nine months ended September 27, 1998, from 26.3% for the comparable period in 1997. These increases were primarily due to increases in the average cheese block market prices, partially offset by a decrease in the average cost of certain other commodities. Cheese, representing approximately 40% of food cost, and other commodities are subject to seasonal fluctuations, weather, demand and other factors. Most of the factors affecting the cost of cheese are beyond our control.

Restaurant salaries and benefits as a percentage of restaurant sales increased to 26.8% for the three months ended September 27, 1998, from 26.7% for the comparable period in 1997, and decreased to 26.8% for the nine months ended September 27, 1998, from 27.0% for the comparable period in 1997, as a result of certain efficiencies gained on a higher sales base, partially offset by an increase in the federal minimum wage in September 1997. Occupancy costs as a percentage of restaurant sales decreased to 5.3% for the three months ended September 27, 1998, from 5.5% for the comparable period in 1997, and decreased to 4.9% for the nine months ended September 27, 1998, from 5.1% for the comparable period in 1997, as a result of leveraging against a higher sales base.

Advertising and related costs decreased to 8.4% for the three months ended September 27, 1998, from 9.5% for the comparable period in 1997, and decreased to 8.8% for the nine months ended September 27, 1998, from 9.3% for the comparable period in 1997. Advertising and related costs were managed to lower levels during the three months ended September 27, 1998, in anticipation of increased levels of spending in connection with a national advertising campaign beginning in October 1998. Our advertising often varies based on the timing of national or market-level promotions.

Other restaurant operating expenses decreased as a percentage of restaurant sales to 13.1% for the three months ended September 27, 1998, from 13.4% for the comparable period in 1997, and decreased as a percentage of restaurant sales to 13.1% for the nine months ended September 27, 1998, from 13.6% for the comparable period in 1997. Other operating expenses include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants. The decrease in other operating expenses as a percentage of restaurant sales was primarily due to a reduction in delivery costs and lower worker's compensation costs.

Commissary, equipment and other expenses include cost of sales, salaries and benefits, and other operating expenses associated with sales of food, paper, equipment, information systems, and printing and promotional items to franchisees and other customers. Overall, these costs increased as a percentage of combined commissary sales and equipment and other sales to 91.8% for the three months ended September 27, 1998, as compared to 91.1% for the same period in 1997, and decreased to 91.3% for the nine months ended September 27, 1998, from 91.6% for the comparable period in 1997.

Cost of sales as a percentage of combined commissary sales and equipment and other sales increased to 78.8% for the three months ended September 27, 1998, from 77.5% for the comparable period in 1997 and increased to 78.3% for the nine months ended September 27, 1998, as compared to 77.7% for the comparable period in 1997, due to higher cheese prices partially offset by the mix of commissary sales to equipment and other sales which have a higher margin.

Salaries and benefits as a percentage of combined commissary sales and equipment and other sales were relatively consistent at 5.7% for the three months ended September 27, 1998, as compared to 5.6% for the comparable period in 1997 and 5.6% for the nine months ended September 27, 1998, as compared to 5.8% for the comparable period in 1997. Other operating expenses decreased to 7.3% for the three months ended and 7.4% for the nine months ended September 27, 1998, from 8.0% and 8.1% for the comparable periods in 1997. These decreases were due primarily to lower costs related to the opening of one commissary facility in 1998, as compared to two commissary facilities in 1997.

General and administrative expenses as a percentage of total revenues decreased slightly to 6.9% for the three months ended September 27, 1998, from 7.1% for the comparable period in 1997, and decreased to 7.2% for the nine months ended September 27, 1998, from 7.4% for the comparable period in 1997.

Depreciation and amortization were relatively consistent as a percentage of total revenues at 3.8%, for the three and nine months ended September 27, 1998, as compared to 4.1% and 3.9% for the comparable periods in 1997.

Investment Income. Investment income decreased to $1.1 million for the three months ended September 27, 1998, from $1.2 million for the comparable period in 1997, and remained consistent at $3.4 million for the nine months ended September 27, 1998, and the comparable period in 1997 due to relatively consistent invested balances and yields.

Income Tax Expense. Income tax expense reflects a combined federal, state and local effective tax rate of 37% for the three and nine months ended September 27, 1998 and September 28, 1997, representing statutory rates applied to pre-tax income as adjusted by the impact of tax-exempt investment income and other items.

Liquidity and Capital Resources

We require capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. Capital expenditures of $52.1 million for the nine months ended September 27, 1998, were primarily funded by cash flow from operations.

Cash flow from operations increased to $50.3 million for the nine months ended September 27, 1998, from $32.8 million for the comparable period in 1997, due primarily to the higher level of net income for the first nine months of 1998 and changes in working capital.

In addition to restaurant development and potential acquisitions, significant capital projects for the next 12 months are expected to include the development of a full-service commissary in Dallas, Texas. In early-1999, we also expect to open a 240,000 square foot facility in Louisville, Kentucky, approximately 40% of which will accommodate relocation and expansion of the Louisville commissary operations and Novel Approach promotional division, and the remainder of which will accommodate relocation and consolidation of corporate offices.

We have been approved to receive up to $21.0 million in incentives under the Kentucky Jobs Development Act in connection with the relocation of the corporate offices. Based upon the expected timing of completion of the facility, we expect to earn approximately $14.0 million of such incentives through 2007.

Additionally, during the remainder of 1998 we expect to fund up to $2.4 million in additional loans under existing franchisee loan program commitments. Approximately $12.6 million was outstanding under this program as of September 27, 1998. We do not currently expect to significantly expand the program beyond existing commitments.

Capital resources available at September 27, 1998, include $29.7 million of cash and cash equivalents, $51.0 million of investments and $8.2 million under a line of credit expiring in June 1999. We expect to fund planned capital expenditures for the next twelve months from these resources and operating cash flows.

Impact of Year 2000

Some of our older purchased software programs were written using two digits rather than four to define the applicable year. As a result, time-sensitive software or hardware recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in disruptions of important administrative processes, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

We have completed an assessment of our computer systems and will have to modify or replace certain software and hardware so that they will function properly in the year 2000 and thereafter. Based on our assessment or representations from software suppliers, or both, we believe the total Year 2000 project cost is immaterial to our financial position, net income and liquidity. Much of the cost related to Year 2000 coincides with existing management plans to replace certain systems (principally the financial accounting system) in order to accommodate our planned growth.

About 50% of the new accounting system has been implemented and the remaining portion is expected to be implemented by June 1999. The timing of implementation was not materially affected by Year 2000 concerns.

We believe that with the planned modifications to existing software and/or conversion to new software and hardware as described above, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on certain administrative processes.

We are in the process of querying our significant vendors with respect to Year 2000 issues. Based on the responses received from approximately 75% of the vendors, we are not aware of any vendors with a Year 2000 issue that would materially impact results of operations, liquidity, or capital resources. However, we have no means of ensuring that vendors will be Year 2000 ready. The inability of vendors to complete their Year 2000 resolution process in a timely fashion could materially impact us, although the actual impact of non-compliance by vendors is not determinable. We expect to complete the vendor querying process by March 1999.

We have no contingency plans in place in the event we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in March 1999 to determine whether such contingency plans are necessary, although at this time we know of no reason our Year 2000 program will not be completed in a timely manner.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

On August 12, 1998, Pizza Hut, Inc. filed suit in the United States District Court for the Northern District of Texas under the federal Lanham Act (the "Lawsuit") claiming, among other things, that we engaged in acts of unfair competition through dissemination of "false, misleading and disparaging advertising", including without limitation, the use of our "Better Ingredients. Better Pizza." trademark. Pizza Hut is seeking, injunctive relief and damages in an amount of not less than $12.5 million, attorneys' fees, as well as other relief. We have also filed a counterclaim against Pizza Hut (the "Counterclaim") claiming the Lawsuit was filed primarily, if not solely, as a competitive ploy. We have asked the court for an award of our reasonable attorneys' fees, as well as for other relief to which we may be entitled. This Lawsuit and Counterclaim is in the early stages of pleading and discovery. A trial has been scheduled for October 25, 1999. We do not believe the Lawsuit has merit and intend to vigorously defend the claims asserted against us.

Item 6.  Exhibits and Reports on Form 8-K.

  a. Exhibits

     Exhibit
     Number                 Description
     ------                 -----------

     11                     Calculation of Earnings Per Share

     27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

     99.1 Cautionary Statements. Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (Commission File No. 0-21660) is incorporated herein by reference.

  b. Current Reports on Form 8-K.

  There were no reports filed on Form 8-K during the quarterly period ended September 27, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PAPA JOHN'S INTERNATIONAL, INC.
                                 (Registrant)



Date: November 11, 1998                     /s/ E. Drucilla Milby
                                            ----------------------------------
                                            E. Drucilla Milby, Chief Financial
                                               Officer and Treasurer