Form 10-K405
period 1998-12-27
PAPA JOHNS INTERNATIONAL INC
filed 1999-03-25
CIK 901491

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 27, 1998
                                      OR
[  ]      Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

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

                    Yes   X                        No ______
                        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 18, 1999 there were 29,917,074 shares of the Registrant's Common Stock outstanding. The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of the Registrant at such date was $996,871,361 based on the last sale price of the Common Stock on March 18, 1999 as reported by The NASDAQ Stock Market. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of Part III are incorporated by reference to the Registrant's Proxy
   Statement for the Annual Meeting of Stockholders to be held May 20, 1999.

                               TABLE OF CONTENTS
                               -----------------



PART I
------
     Item 1.        Business
     Item 2.        Properties
     Item 3.        Legal Proceedings
     Item 4.        Submission of Matters to a Vote of Security Holders

PART II
-------
     Item 5.        Market for Registrant's Common Equity
                    and Related Stockholder Matters
     Item 6.        Selected Financial Data
     Item 7.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations
     Item 7A.       Quantitative and Qualitative Disclosures about Market Risk
     Item 8.        Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
--------
     Item 10.       Directors and Officers of the
                    Registrant
     Item 11.       Executive Compensation
     Item 12. Security Ownership of Certain Beneficial Owners and Management
     Item 13.       Certain Relationships and Related Transactions

PART IV
-------
     Item 14.       Exhibits, Financial Statement
                    Schedules and Reports on Form 8-K

                                    PART I

Item 1.   Business

General

Papa John's International, Inc. (referred to as "the Company", "Papa John's" or in the first person notations of "we", "us" and "our") operates and franchises pizza delivery and carry-out restaurants under the trademark "Papa John's" domestically in 46 states and the District of Columbia and internationally in Mexico and Puerto Rico. The first Company-owned restaurant opened in 1985 and the first franchised restaurant opened in 1986. At December 27, 1998, there were 1,885 Papa John's restaurants in operation, consisting of 478 Company-owned and 1,407 franchised restaurants.

Strategy

Our goal is to build the strongest brand loyalty of all pizzerias internationally. To accomplish this goal, we have developed a strategy designed to achieve high levels of customer satisfaction and repeat business, as well as to establish recognition and acceptance of the Papa John's brand. The key elements of our strategy include:

Focused, High Quality Menu. Papa John's restaurants offer a focused menu of high quality pizza, breadsticks and cheesesticks. Papa John's original crust pizza is prepared using fresh dough (never frozen), cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not concentrate) and a proprietary mix of savory spices, and a choice of high quality meat and vegetable toppings. Papa John's thin crust pizza, introduced in 1996, is made with a prepared crust and the same high quality toppings as Papa John's original crust pizza. We believe our focused menu creates a strong identity in the marketplace and simplifies operations.

Efficient Operating System. We believe that our operating and distribution systems, restaurant layout and designated delivery areas result in lower restaurant operating costs, improved food quality and superior customer service. Our commissary system takes advantage of volume purchasing of food and supplies, and provides consistency and efficiencies of scale in dough production. This eliminates the need for each restaurant to order food from multiple vendors and commit substantial labor and other resources to dough preparation. Because Papa John's restaurants have a focused menu and specialize in delivery and carry-out services, each team member can concentrate on a well-defined function in preparing and delivering the customer's order.

Commitment to Employee Training and Development. We are committed to the development and motivation of our team members through on-going training programs, incentive compensation and opportunities for advancement. Team member training programs are conducted for us and Papa John's franchisees at training centers across the United States. We offer performance based financial incentives and stock option awards to restaurant team members at various levels. Our growth also provides significant opportunities for advancement. We believe these factors create an entrepreneurial spirit throughout Papa John's, resulting in a positive work environment and motivated, customer-oriented team members.

Targeted, Cost-Effective Marketing. Our restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. In markets in which we or our franchisees have a significant presence, local marketing efforts are supplemented with radio and television advertising. Two national television campaigns aired in 1998.

Franchise System. We are committed to developing a strong franchise system by attracting experienced operators, expanding in a controlled manner and ensuring that our franchisees adhere to our high standards. In 1998, we opened our first international franchised restaurants in Mexico and Puerto Rico. We seek to attract franchisees with experience in multi-unit restaurant operations and with the financial resources and management capability to open multiple locations. To ensure consistent food quality, each domestic franchisee is required to purchase dough and spice mix from us and all other supplies either from us or our approved suppliers. Commissaries outside the U.S. may be operated by franchisees pursuant to license agreements. We devote significant resources to provide Papa John's franchisees with assistance in restaurant operations, management training, team member training, marketing, site selection and restaurant design.

Unit Economics

We believe our unit economics are exceptional. The 383 restaurants that were Company-owned and are included in the most recent comparable restaurant base generated average sales of $757,000, average cash flow (operating income plus depreciation) of $154,000 and average restaurant operating income of $129,000 (or 17.0% of average sales).

The average cash investment for the 60 Company-owned restaurants opened during the 1998 fiscal year, exclusive of land, was approximately $261,000. We expect the average cash investment for Company-owned restaurants opening in 1999 not to exceed the 1998 amount.

Expansion

A total of 372 restaurants were opened during 1998, consisting of 60 Company-owned and 312 franchised restaurants. During 1999, we plan to open approximately 35 restaurants and acquire an additional 60 restaurants from our franchisees and expect Papa John's franchisees to open approximately 345 domestic restaurants in 1999. Newer domestic market expansion is planned for the upper Northeast Coast, West Coast and Rocky Mountain regions, in addition to building out existing markets throughout the country. We also expect franchisees to open approximately 20 international Papa John's restaurants in 1999, primarily in Mexico, Puerto Rico, Venezuela, Costa Rica, Guatemala, and Iceland.

Our ability and the ability of Papa John's franchisees to open new restaurants is affected by a number of factors, many of which are beyond our control and the control of our franchisees. These factors include, among other things, selection and availability of suitable restaurant and commissary locations, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that we or our franchisees will be able to meet planned growth targets or open restaurants in markets now targeted for expansion.

Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants within a particular market results in increased average restaurant sales in that market. We have co-developed markets with franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future. In determining which new markets to develop, we consider many factors, including the size of the market, demographics and population trends, competition, and availability and costs of real estate. Before entering a new market, we analyze detailed information concerning these factors and each market is toured and evaluated by a member of our Development Department.

Menu

Papa John's restaurants offer a focused menu of high quality pizza, breadsticks and cheesesticks, as well as canned or bottled soft drinks. Papa John's original crust pizza is prepared using fresh dough (never frozen), and our thin crust pizza is made with a prepared crust. Papa John's pizzas are made from hard red spring wheat flour, cheese made from 100% real mozzarella, freshed-packed pizza sauce made with vine-ripened tomatoes (not concentrate) and a proprietary mix of savory spices, and a choice of high quality meat and vegetable toppings. Fresh onions and green peppers are purchased from local produce suppliers and fresh mushrooms are delivered twice weekly by the commissary system. Each original crust pizza is served with a container of our special garlic sauce and two pepperoncinis, and each thin crust pizza is served with a container of special seasonings and two pepperoncinis. We believe our limited menu helps create a strong identity among consumers and simplifies operations, resulting in lower restaurant operating costs, improved food quality and superior customer service.

Restaurant Design and Site Selection

The exterior of most Papa John's restaurants is characterized by backlit awnings, neon window designs and other visible signage. A typical Papa John's restaurant averages 1,200 to 1,600 square feet and is designed to facilitate a smooth flow of food orders through the restaurant. The layout includes specific areas for order taking, pizza preparation and routing, resulting in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of food products. The typical interior of a Papa John's restaurant has a vibrant red and white color scheme with green striping, and includes a bright menu board, custom counters and a carry-out customer area. The counters are designed to allow customers to watch the team members slap out the dough and put sauce and toppings on pizzas.

We consider the location of a restaurant to be important and therefore devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics, target population density, household income levels and competitive factors. A member of our development team inspects each potential Company-owned or franchised restaurant location and the surrounding market before a site is approved. Our restaurants are typically located in strip shopping centers or free-standing buildings that provide visibility, curb appeal and accessibility. Our restaurant design may be configured to fit a wide variety of building shapes and sizes, thereby increasing the number of suitable locations for our restaurants.

Since 1994, a greater number of free-standing restaurants have been opened in the Papa John's system. We seek either existing buildings suitable for conversion, or locations suitable for the construction of our prototype restaurant. Free-standing buildings generally provide more signage and better visibility, accessibility and parking. We believe that these locations improve Papa John's image and brand awareness. Free-standing units represent approximately 27% of Company-owned restaurants. We expect this ratio to remain fairly consistent in future years. During 1997, we constructed our first multi-bay unit, housing a Company-owned restaurant in addition to third party tenants. Management believes that improved site selection may result from maintaining control of the multi-bay development process. We have five multi-bay units open and this strategy will continue to be evaluated as additional operational and financial results for these types of units become available for analysis.

Commissary System; Purchasing

Our commissary system supplies pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant. Our system enables us to closely monitor and control product quality and consistency, while lowering food costs. We opened a full service commissary in Portland, Oregon in 1998. A full-service commissary is expected to open in Dallas, Texas in the second quarter of 1999 (to replace our current distribution center) and the opening of an expanded Louisville, Kentucky commissary is also planned for the second quarter of 1999 to support restaurant expansion plans. Our other full-service commissaries are in Orlando, Florida; Raleigh, North Carolina; Jackson, Mississippi; Denver, Colorado; Rotterdam, New York; and Des Moines, Iowa. We also operate a distribution center in Phoenix, Arizona. The commissary system capacity is continually evaluated in relation to planned restaurant growth, and additional facilities are developed as operational or economic conditions warrant.

In 1998, two international franchised commissaries were opened in Mexico and Puerto Rico. We intend for future international commissaries to be licensed to franchisees; however, we may open Company-owned commissaries at our discretion.

We set quality standards for all products used in our restaurants and designate approved outside suppliers of food and paper products which must meet our quality standards. In order to ensure product quality and consistency, all of our restaurants are required to purchase proprietary spice mix and dough from our commissaries. Franchisees may purchase other goods directly from approved suppliers or our commissaries. National purchasing agreements with most of our suppliers generally result in volume discounts to us, allowing us to sell products to our restaurants at prices which we believe are below those generally available in the marketplace. Products are distributed to restaurants by refrigerated trucks leased and operated by us or transported by a dedicated logistics company.

All of the equipment, fixtures and smallwares needed to open a Papa John's restaurant are available for purchase through us. We also provide layout and design services and recommend subcontractors, signage installers and telephone systems to Papa John's franchisees. Although not required to do so, substantially all of Papa John's franchisees purchase most of their equipment from us.

Marketing Programs

Our restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. The local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. In markets in which we or Papa John's franchisees have a significant presence, local marketing efforts are supplemented with radio and television advertising.

In addition to extensive local store marketing, all Company-owned and franchised Papa John's restaurants within a developed market are required to join an advertising cooperative ("Co-op"). Each member restaurant contributes a percentage of sales to the Co-op for market wide programs, such as radio, television and billboards. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op's members. The restaurant-level and Co-op marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John's Marketing Fund, Inc., a non-profit corporation (the "Marketing Fund"), for use by us and our franchisees. The Marketing Fund produces and airs Papa John's national television commercials.

We provide both Company-owned and franchised restaurants with catalogs for the purchase of uniforms and promotional items and pre-approved print marketing materials. We also provide direct marketing services to Company-owned and franchised restaurants utilizing customer information gathered by our proprietary point-of-sale technology.

Company Operations

Restaurant Personnel. A typical Papa John's restaurant employs a restaurant manager, two assistant managers and approximately 20 - 25 hourly team members, most of whom work part-time. The manager is responsible for the day-to-day operation of the restaurant and for maintaining Company-established operating standards. The operating standards and other resources are contained in a comprehensive operations manual supplied to each restaurant and updated regularly. We seek to hire experienced restaurant managers and staff, and motivate and retain them by providing opportunities for advancement and performance-based financial incentives and stock option grants. We have a relatively low managerial turnover rate which we believe results in decreased training costs and higher productivity.

We employ area supervisors, each of whom has responsibility for overseeing three to five Company-owned restaurants. We also employ regional vice presidents and district managers who oversee area supervisors and managers within their respective markets. These team members are also eligible to earn performance-based financial incentives, including stock option grants.

Training and Education. We have a department dedicated to training and developing team members, as well as assisting new restaurant openings. We have at least one full-time training coordinator in each of our markets and regional training directors located strategically across the country. We provide an on-site training team three days before and three days after the opening of any Company-owned or franchised restaurant requesting assistance. Each regional vice president, district manager, area supervisor and restaurant manager is required to complete our management training program and on-going development programs in which instruction is given on all aspects of our systems and operations. The programs include classroom instruction and hands-on training at an operating Papa John's restaurant or at Company-certified training centers. Our training includes in-store and delivery training, new team member orientation, new product or program implementation, and other developmental programs.

Point of Sale Technology. Point of sale technology (our proprietary PROFIT System/TM/) is in place in all Company-owned and substantially all franchised restaurants. We believe this technology facilitates faster and more accurate order taking and pricing, reduces paper work and allows the restaurant manager to better monitor and control food and labor costs. We believe the PROFIT System enhances restaurant-level marketing capabilities through the development of a data base containing information on customers and their buying habits with respect to our products. Polling capabilities allow us to obtain restaurant operating information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting.

Reporting. Managers at Company-owned restaurants utilize daily reports of sales, cash deposits and operating costs. Physical inventories of all food and beverage items are taken nightly. Our area supervisors prepare weekly operating projections for each of the restaurants under their supervision.

Hours of Operations. Our restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday.

Franchise Program

General. We continue to attract many franchisees with significant restaurant experience. We consider our franchisees to be a vital part of our system's continued growth and believe our relationship with our franchisees is excellent. As of December 27, 1998, there were 1,407 franchised restaurants operating in 45 states, the District of Columbia, Mexico, and Puerto Rico and we had development agreements for approximately 1,055 additional franchised restaurants committed to open through 2008. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. During the 1998 fiscal year, 312 (306 domestic and six international) franchised restaurants were opened.

Approval. Franchisees are approved on the basis of the applicant's business background, restaurant operating experience and financial resources. We generally seek franchisees who will enter into development agreements for multiple restaurants. We seek franchisees who have restaurant experience or, in the case of franchisees who do not have restaurant experience, we require the franchisee to hire a full-time operator who has either an equity interest or the right to acquire an equity interest in the franchise operation.

Development and Franchise Agreements. We enter into development agreements with our domestic franchisees for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under our current standard development agreement, the franchisee is required to pay, at the time of signing the agreement, a non-refundable fee of $5,000 per restaurant covered by the development agreement. This amount is credited against the standard $20,000 franchise fee payable to us upon signing the franchise agreement for a specific location. Generally, a franchise agreement is executed when a franchisee secures a location.

Our current standard domestic franchise agreement provides for a term of 10 years (with one ten-year renewal option) and payment to us of a royalty fee of 4% of sales. The current agreement, as well as substantially all existing franchise agreements, permit us to increase the royalty fee up to 5% of sales after the agreement has been in effect for three years. However, the royalty fee cannot be increased to an amount greater than the percentage royalty fee then in effect for new franchisees.

We have the right to terminate a franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to our policies and standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise.

In 1997, we began developing an international department and opened our first franchised restaurant outside the U.S. in July 1998. In international markets, we enter into either a development agreement or a master license agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under a master license agreement, the franchisee has the right to subfranchise a portion of the development to one or more subfranchisees approved by us. Under our current standard international development agreement, the franchisee is required to pay total fees of $25,000 per restaurant, $10,000 at the time of signing the agreement, $10,000 90 days before the scheduled opening date of each restaurant and $5,000 upon signing the franchise agreement for a specific location. Under our current master license agreement, the master franchisee is required to pay total fees of $25,000 per restaurant owned and operated by the master franchisee, under the same terms as for the development agreement, and $15,000 for each subfranchised restaurant, $10,000 upon signing of the master license agreement and $5,000 on or prior to the date the subfranchised restaurant opens for business.

Our current standard international franchise agreement provides for payment to us of a royalty fee of 5% of sales (including sales by subfranchised restaurants), with no provision for increase. The remaining terms are substantially equivalent to the terms of our standard domestic franchise agreement.

We have entered into a limited number of development and franchise agreements for non-traditional restaurant units. These agreements generally cover venues or areas not originally targeted for development and have terms differing from the standard agreement. Although we expect an increase in the number of franchised units in non-traditional venues in 1999, we do not believe these contracts will have a significant impact on 1999 revenues or profits.

Franchise Restaurant Development. We provide assistance to Papa John's franchisees in selecting sites, developing restaurants and evaluating the physical specifications for typical restaurants. Each franchisee is responsible for selecting the location for its restaurants but must obtain our approval of restaurant design and location based on accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic. We provide design plans, fixtures and equipment for most franchisee locations at competitive prices.

Franchisee Loan Program. In 1996, we established a program under which selected franchisees could borrow funds for use in the construction and development of their restaurants. Loans made under the program typically bear interest at fixed or floating rates (ranging from 5.5% to 9.8% at December 27, 1998), and are secured by the fixtures, equipment and signage (and where applicable, the land) of the restaurant and the ownership interests in the franchisee. In limited cases, we have obtained a purchase option with respect to the financed restaurants.

The loan program was generally made available only to franchisees developing 10 or more Papa John's restaurants and who had developed at least 20% of the scheduled restaurants with their own equity capital. At December 27, 1998, loans outstanding under the franchise loan program totaled $12.5 million, with commitments to lend up to an additional $1.1 million. We do not expect to significantly expand the franchise loan program beyond current commitment levels.

Franchise Training and Support. Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program and who devotes his or her full business time and efforts to the operation of the franchisee's restaurants. Each franchised restaurant manager is also required to complete our Company-certified management training program. We provide an on-site training crew three days before and three days after the opening of a franchisee's first two restaurants. Ongoing supervision of training is monitored by the corporate franchise training team. Multi-unit franchisees are encouraged to hire a full-time training coordinator to train new team members and management candidates for their restaurants. Our franchise consultants, reporting to the Vice President of Franchise Operations, maintain open communication with the franchise community, relaying operating and marketing information and new ideas between us and franchisees.

Franchise Operations. All franchisees are required to operate their Papa John's restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

Franchise Advisory Board. We have a Franchise Advisory Board that consists of Company and franchisee representatives. The Advisory Board holds quarterly meetings to discuss new marketing ideas, operations, growth and other relevant issues.

Reporting. We collect weekly and monthly sales and other operating information from Papa John's franchisees. We have agreements with most of Papa John's franchisees permitting us to electronically debit the franchisees' bank accounts for the payment of royalties, Marketing Fund contributions and purchases of commissary products from Papa John's. This system significantly reduces the resources needed to process receivables, improves cash flow and virtually eliminates past-due accounts related to these items. Franchisees generally are required to purchase and install the Papa John's PROFIT System in their restaurants. See "Company Operations -- Point of Sale Technology."

Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well established competitors with substantially greater financial and other resources than Papa John's. Competitors include a large number of national and regional restaurant chains, as well as local pizza operators. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are, or may be, located. Within the pizza segment of the restaurant industry, we believe that our primary competitors are the national pizza chains, including Pizza Hut, Domino's and Little Caesars. A change in the pricing or other marketing strategies of one or more of these competitors could have an adverse impact on our sales and earnings.

The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, factors such as inflation, increased cheese and other commodity costs, labor and benefits costs and the lack of experienced management and hourly team members may adversely affect the restaurant industry in general and our restaurants in particular.

With respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts. In general, there is also active competition for management personnel, capital and attractive commercial real estate sites suitable for our restaurants.

Government Regulation

We, along with our franchisees, are subject to various federal, state and local laws affecting the operation of our respective businesses. Each Papa John's restaurant is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new restaurant in a particular area. Our commissary and distribution facilities are licensed and subject to regulation by state and local health and fire codes, and the operation of our trucks is subject to Department of Transportation regulations. We are also subject to federal and state environmental regulations.

We are subject to Federal Trade Commission ("FTC") regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time (some of which are now pending) which would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. As we expand internationally we will be subject to applicable laws in each jurisdiction where franchised units are established.

We are also subject to the Americans With Disabilities Act of 1990, which, among other things, may require renovations to restaurants to meet federally-mandated requirements. The cost of these renovations is not expected to be material. Further government initiatives, if enacted, including a proposed system of mandated health insurance, could adversely affect us and our franchisees as well as the restaurant industry in general.

Trademarks

Our rights in principal trademarks and service marks are a significant part of our business. We are the owner of the federal registration of the trademark "Papa John's." We have also registered "Pizza Papa John's and design" (our logo), "Better Ingredients. Better Pizza." and "Pizza Papa John's Better Ingredients. Better Pizza. and design" as trademarks and service marks. We also own federal registrations for several ancillary marks, principally advertising slogans. We have also applied to register our primary trademark, "Pizza Papa John's and design," in 76 foreign countries and the European Community. We are aware of the use by other persons in certain geographical areas of names and marks which are the same as or similar to our marks. It is our policy to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

On July 23, 1998, Pizza Hut, Inc. filed a petition in the Trademark Trial and Appeal Board of the United States Department of Commerce Patent and Trademark Office ("TTAB") for cancellation of our "Better Ingredients. Better Pizza." as a trademark and service mark. As grounds for cancellation, the petition alleged that the "Better Ingredients. Better Pizza." mark is deceptive of our goods and services and is not distinctive of our goods and services. On September 1, 1998, Pizza Hut, Inc. filed a similar petition against our registration of the "Pizza Papa John's Better Ingredients. Better Pizza. and design" mark. Both of these proceedings are pending before the TTAB.

Cancellation of our registrations for the marks featuring the "Better Ingredients. Better Pizza." slogan would restrict our ability to prevent the use of the same or similar marks or slogans by other persons but would not preclude our continued use of the marks. On August 12, 1998, Pizza Hut, Inc. also filed suit in federal district court seeking, among other things, to enjoin our use of the phrase "Better Ingredients. Better Pizza." See "Litigation." We believe that the cancellation petitions and the lawsuit are without merit and we intend to defend vigorously the claims asserted therein.

Employees

As of December 27, 1998, we employed 14,321 persons, of whom approximately 12,411 were restaurant team members, 611 were restaurant management and supervisory personnel, 561 were corporate personnel and 738 were commissary and support services personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be excellent.

Forward Looking Statements

This Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including information within Management's Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

1. Our ability and the ability of our franchisees to continue to expand through the opening of new restaurants is affected by a number of factors, many of which are beyond our control and our franchisees' control. These factors include, among other things, selection and availability of suitable restaurant locations, negotiation of suitable lease or financing terms, constraints on permitting and construction of other restaurants, higher than anticipated construction costs, and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that we or the Papa John's franchisees will be able to meet planned growth targets or open restaurants in markets now targeted for expansion.

2. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well established competitors with substantially greater financial and other resources than Papa John's and our franchisees. Some of these competitors have been in existence for a substantially longer period than us or our franchisees and may be better established in the markets where restaurants operated by Papa John's or our franchisees are, or may be, located. A change in the pricing or other marketing or promotional strategies of one or more of our major competitors could have an adverse impact on sales and earnings at restaurants operated by us and our franchisees.

3. An increase in the cost of cheese or other commodities could adversely affect the profitability of our restaurant business. Cheese, representing approximately 40% of our food cost, and other commodities are subject to seasonal fluctuations, weather, demand and other factors that are beyond our control.

4. Changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants could adversely affect our restaurant business.

5. Our restaurant operations are subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. A significant number of hourly personnel employed by us and our franchisees are paid at rates related to the federal minimum wage. Accordingly, further increases in the minimum wage will increase labor costs for us and our franchisees.

6. Our international operations are subject to a number of additional factors, including international economic and political conditions, currency regulations and fluctuations, differing cultures and consumer preferences, diverse government regulations and structures, availability and cost of land and construction, and differing interpretation of the obligations established in franchise agreements with international franchisees, Accordingly, there can be no assurance that our international operations will achieve or maintain profitability or meet planned growth rates.

7. Our operations could be affected by factors related to the year 2000 computer bug. Such factors include, but are not limited to: (1) our ability to complete the phases of our year 2000 assessment by the dates estimated by management; (2) our ability to identify information technology (IT) and non IT systems that are not year 2000 compliant; (3) our ability to implement system modifications and conversions successfully and timely; (4) the results of year 2000 testing differing from those anticipated; (5) the resolution of year 2000 issues by external companies with which we do business; and (6) our ability to implement effective contingency plans when deemed necessary. Accordingly, the effects of the factors identified above could materially impact our business.

Item 2.  Properties

As of December 27, 1998, there were 1,885 Papa John's restaurants systemwide.

                           Company-owned Restaurants
                           --------------------------


                                                      Number of
                                                     Restaurants
                                                     -----------
     Colorado.......................................      43
     Delaware.......................................      10
     Florida........................................      45
     Georgia........................................      65
     Illinois.......................................       3
     Indiana........................................      29
     Kentucky.......................................      30
     Maryland.......................................      49
     Missouri.......................................      20
     New Mexico.....................................       9
     North Carolina.................................      47
     Pennsylvania...................................       1
     South Carolina.................................       2
     Tennessee......................................      24
     Texas..........................................      80
     Virginia.......................................      17
     Washington, D.C................................       4
                                                         ---

          Total Company-owned Restaurants...........     478
                                                         ===

                        Domestic Franchised Restaurants
                        -------------------------------

                                                    Number of
                                                   Restaurants
                                                   -----------

     Alabama.....................................           51
     Arkansas....................................           12
     Arizona.....................................           30
     California..................................           54
     Colorado....................................            4
     Connecticut.................................            3
     Florida.....................................          149
     Georgia.....................................           41
     Idaho.......................................            4
     Illinois....................................           58
     Indiana.....................................           74
     Iowa........................................           13
     Kansas......................................           18
     Kentucky....................................           51
     Louisiana...................................           39
     Maryland....................................           17
     Massachusetts...............................            8
     Michigan....................................           32
     Minnesota...................................           37
     Mississippi.................................           17
     Missouri....................................           23
     Montana.....................................            2
     Nebraska....................................            9
     Nevada......................................           10
     New Hampshire...............................            6
     New Jersey..................................           21
     New Mexico..................................            2
     New York....................................           26
     North Carolina..............................           45
     North Dakota................................            2
     Ohio........................................          143
     Oklahoma....................................           16
     Oregon......................................            4
     Pennsylvania................................           50
     Rhode Island................................            5
     South Carolina..............................           36
     South Dakota................................            2
     Tennessee...................................           50
     Texas.......................................           96
     Utah........................................           14
     Virginia....................................           78
     Washington..................................            3
     West Virginia...............................           16
     Wisconsin...................................           25
     Wyoming.....................................            4
     Washington, D.C.............................            1
                                                         -----

          Total Domestic Franchised Restaurants..        1,401
                                                         =====

                      International Franchised Restaurants
                      ------------------------------------

                                                                                                             Number of
                                                                                                            Restaurants
                                                                                                            -----------

         Mexico ..........................................................................................       4
         Puerto Rico......................................................................................       2
                                                                                                                 -

                  Total International Franchised Restaurants..............................................       6
                                                                                                                 =


Most Papa John's restaurants are located in leased space. The initial term of most restaurant leases is five years or less with most leases providing for one or more options to renew for at least one additional term. Virtually all of our leases specify a fixed annual rent. Generally, the leases are triple net leases which require us to pay all or a portion of the cost of insurance, taxes and utilities. Certain leases further provide that the lease payments may be increased annually, with a small number of escalations based on changes in the Consumer Price Index.

Information with respect to our leased commissaries and other facilities as of December 27, 1998, is set forth below.


Facility                                 Square Footage
---------------------------------------  --------------

     Louisville, KY Corporate Offices            71,000
     Louisville, KY Commissary                   38,000
     Jackson, MS Commissary                      30,000
     Raleigh, NC Commissary                      27,000
     Dallas, TX Distribution Center              20,000
     Denver, CO Commissary                       21,000
     Phoenix, AZ Distribution Center             26,000
     Des Moines, IA Commissary                   31,000
     Rotterdam, NY Commissary                    40,000
     Portland, OR Commissary                     37,000

We own approximately five acres in Orlando on which our 63,000 square foot full-service commissary is located, and eight acres in Dallas on which our 77,500 square foot full-service commissary is under construction. In addition, the Company owns approximately 37 acres in Louisville, Kentucky with a 42,000 square foot building on the land consolidating our printing and promotional operations. We began construction of additional facilities on the land in 1998 of 247,000 square feet, approximately 30-40% of which will accommodate relocation and expansion of the Louisville commissary operation and Novel Approach promotional division, and the remainder of which will accommodate relocation and consolidation of corporate offices. The facility is scheduled for completion in mid-1999.

Item 3.  Legal Proceedings

On August 12, 1998, Pizza Hut, Inc. filed suit in the United States District Court for the Northern District of Texas under the federal Lanham Act (the "Lawsuit") claiming, among other things, that we engaged in acts of unfair competition through dissemination of "false, misleading and disparaging advertising", including without limitation, the use of our "Better Ingredients. Better Pizza." Trademark (see "Trademarks"). Pizza Hut is seeking injunctive relief and damages in an amount of not less than $12.5 million, attorneys' fees, as well as other relief. We have filed counterclaims against Pizza Hut (the "Counterclaims") claiming, among other things, that the Lawsuit was filed primarily, if not solely, as a competitive ploy and that Pizza Hut had engaged in false, misleading and disparaging advertising aimed at us. We have asked the court for an award of our reasonable attorneys' fees, as well as for other relief to which we may be entitled. This Lawsuit and Counterclaims are in the early stages of pleading and discovery. A trial has been scheduled for October 25, 1999. We do not believe the Lawsuit has merit and intend to vigorously defend the claims asserted against us. Since the Lawsuit is in the early stages of pleading and discovery, it is too early to assess the likelihood of success on the merits of the parties' respective claims.

We are also subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John's, together with their ages, their positions and the years in which they first became an officer:


                                                                                         First Elected
Name                           Age                       Position                      Executive Officer
--------------------------  -----------  ------------------------------------------  ---------------------
John H. Schnatter              37        Founder, Chairman of the Board and Chief           1985
                                         Executive Officer
Blaine E. Hurst                42        Vice Chairman and President                        1995
Charles W. Schnatter           36        Senior Vice President, General                     1991
                                         Counsel and Secretary

E. Drucilla Milby              45        Senior Vice President, Chief Financial             1991
                                         Officer and Treasurer
Wade S. Oney                   37        Chief Operating Officer                            1995
Robert J. Wadell               43        President - PJ Food Service, Inc.                  1990
Richard J. Emmett              43        Senior Vice President and Senior Counsel           1992
Lou Difazio, Jr.               41        Vice President - Corporate Operations              1999
J. David Flanery               42        Vice President and Corporate Controller            1994

Thomas C. Kish                 33        Vice President - Information and Support           1999
                                         Services
Mary Ann Palmer                41        Vice President - People Department                 1999
Syl J. Sosnowski               57        Vice President - Marketing                         1995

John Schnatter created the Papa John's concept and founded Papa John's in 1985. He has served as Chairman of the Board and Chief Executive Officer since 1990, and from 1985 to 1990, served as President. John Schnatter has also been a franchisee since 1986.

Blaine Hurst has served as Vice Chairman since 1998 and President since 1996. From 1995 to 1996, Mr. Hurst served as Chief Information Officer after having joined Papa John's in January 1995 as Vice President of Information Systems. From 1993 to 1995, Mr. Hurst was Vice President of Information Systems for Boston Chicken, Inc. From 1989 to 1993, Mr. Hurst was a consulting partner with Ernst & Young LLP. Mr. Hurst was a franchisee from 1996 to 1998.

Charles Schnatter has served as General Counsel and Secretary since 1991 and has been a Senior Vice President since 1993. From 1988 to 1991, he was an attorney with Greenebaum Doll & McDonald PLLC, Louisville, Kentucky, a law firm which provides legal services to us. Charles Schnatter was a franchisee from 1989 to 1997.

Dru Milby has served as Senior Vice President since 1996, Chief Financial Officer since 1995 and Treasurer since 1993. Ms. Milby held the position of Vice President - Finance from 1991 to 1995. From 1990 to 1991, Ms. Milby was Director of Financial Planning for American Air Filter. From 1987 to 1990, Ms. Milby was Manager of Financial Reporting and Systems Support for KFC International, the operator and franchisor of KFC restaurants. From 1983 to 1987, Ms. Milby held various positions with KFC International and KFC USA in the areas of general accounting, financial reporting and financial systems. Ms. Milby is a licensed Certified Public Accountant and Certified Management Accountant.

Wade Oney has served as Chief Operating Officer since 1995. From 1992 to 1995, Mr. Oney served as our Regional Vice President of Southeast Operations. From 1989 to 1992, Mr. Oney held various positions with Domino's Pizza, Inc. as follows: from 1991 to 1992, Senior Vice President, Northeast; from 1990 to 1991 Senior Vice President, Product Implementation; and from 1989 to 1990, Vice President of Operations. Mr. Oney has been a franchisee since 1993.

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

Richard Emmett was appointed Senior Vice President and Senior Counsel in March 1997, after having served as Senior Vice President-Development from August 1996 to March 1997. From 1992 to 1996, Mr. Emmett held the position of Vice President and Senior Counsel. From 1983 to 1992, Mr. Emmett was an attorney with the law firm of Greenebaum Doll & McDonald PLLC, having become a partner of such firm in 1989. Mr. Emmett was a franchisee from 1992 to 1997.

Lou DiFazio has served as Vice President, Corporate Operations since January 1999. From 1994 to 1999, Mr. DiFazio served as Regional Vice President, Southeast Region, where he was responsible for the operation of 125 restaurants. From 1993 to 1994, Mr. DiFazio served as both a district manager and senior district manager for the Atlanta and Charlotte markets. A pizza industry veteran for more than twelve years, Mr. DiFazio started his career as a supervisor for a major competitor. In addition to his experience as a supervisor, he has worked in various marketing, real estate and store development positions in the pizza industry.

David Flanery has served as Vice President since 1995 after having joined Papa John's in 1994 as Corporate Controller. From 1979 to 1994, Mr. Flanery was with Ernst & Young LLP in a variety of positions, most recently as Senior Audit Manager. Mr. Flanery is a licensed Certified Public Accountant.

Tom Kish has served as Vice President, Information Services since October 1996 and Vice President, Support Services, since March 1998. From 1995 to 1996, Mr. Kish served as Director of Store Systems. Prior to joining Papa John's, Mr. Kish held several consulting positions, many of them with Fortune 500 companies.

Mary Ann Palmer has served as Vice President, People Department since the department was created in January 1999. Ms. Palmer served as Vice President of Education and Training from 1997 to 1999. From 1996 to 1997, Ms. Palmer held the position of Senior Counsel in our legal department. Prior to joining Papa John's, Ms. Palmer practiced law as a partner in the area's largest regional law firm, Wyatt, Tarrant, and Combs.

Syl Sosnowski has served as Vice President of Marketing since 1995. Mr. Sosnowski also served as Vice President of Support Services from 1997 to 1998. From 1990 to 1995, Mr. Sosnowski served as Vice President of Marketing and Sales for Carvel Corporation.

John and Charles Schnatter are brothers. There are no other family relationships among the executive officers and other key personnel.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol PZZA. As of March 18, 1999, there were approximately 830 record holders of common stock. The following table sets forth for the quarters indicated the high and low sale prices of our common stock, as reported by The NASDAQ Stock Market.


1998                              High                   Low
---------------------------  ----------------      ----------------
First Quarter                     $38.88                $31.25
Second Quarter                     44.00                 37.50
Third Quarter                      39.91                 26.50
Fourth Quarter                     42.25                 29.25

1997
---------------------------
First Quarter                     $35.13                $23.75
Second Quarter                     37.50                 22.63
Third Quarter                      39.50                 30.44
Fourth Quarter                     37.75                 28.00

Since our initial public offering of common stock in 1993, we have not paid dividends on our common stock, and have no plans to do so in the foreseeable future.

Item 6. Selected Financial Data

The selected financial data presented below for each of the years in the five-year period ended December 27, 1998 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.


(In thousands, except per share data)                                                Year Ended (1)
                                                        ----------------------------------------------------------------------
                                                           Dec 27,          Dec. 28,      Dec 29,       Dec 31,       Dec. 25,
                                                            1998             1997          1996          1995           1994
                                                        ----------------------------------------------------------------------
Systemwide Restaurant Sales
 Company-owned                                             $  324,894     $ 251,153     $ 167,982    $ 111,747      $  66,267
 Franchised                                                   831,377       616,456       451,214      347,003        231,343
                                                        ----------------------------------------------------------------------
 Total                                                     $1,156,271     $ 867,609     $ 619,196    $ 458,750      $ 297,610
                                                        ======================================================================
Income Statement Data
 Revenues:
  Restaurant sales                                         $  324,894     $ 251,153     $ 167,982    $ 111,747      $  66,267
  Franchise royalties                                          32,894        24,318        17,827       13,561          9,163
  Franchise and development fees                                5,605         5,327         4,286        3,508          3,274
  Commissary sales                                            261,009       188,034       142,998      105,874         67,515
  Equipment and other sales                                    45,404        39,952        26,959       18,665         15,316
                                                         ---------------------------------------------------------------------
 Total revenues                                               669,806       508,784       360,052      253,355        161,535

Operating income (2)                                           55,517        38,120        26,062       16,070         10,226
Investment income (2)                                           4,432         4,505         3,484        1,659          1,156
                                                         ---------------------------------------------------------------------
Income before income taxes and cumulative effect
 of a change in accounting principle                           59,949        42,625        29,546       17,729         11,382
Income tax expense                                             22,181        15,772        10,932        6,525          4,182
                                                         ---------------------------------------------------------------------
Income before cumulative effect of a change in
 accounting principle                                          37,768        26,853        18,614       11,204          7,200
Cumulative effect of accounting change, net of Tax (3)         (2,603)           --            --           --             --
                                                          --------------------------------------------------------------------
Net income                                                 $   35,165     $  28,853     $  18,614    $  11,204      $   7,200
                                                          ====================================================================
Basic earnings per share:
 Income before cumulative effect of a change in
  accounting principle                                     $     1.28     $     .93     $     .66    $     .45      $     .31
 Cumulative effect of accounting change, net of tax (3)          (.09)           --            --           --             --
                                                          --------------------------------------------------------------------
 Basic earnings per share                                  $     1.19     $     .93     $     .66    $     .45      $     .31
                                                          ====================================================================
Diluted earnings per share:
 Income before cumulative effect of a change in
   acconting principle                                     $     1.25     $     .91     $     .65    $     .44      $     .30
 Cumulative effect of accounting change, net of tax (3)          (.09)           --            --           --             --
                                                          --------------------------------------------------------------------
 Diluted earnings per share                               $      1.16     $     .91     $     .65    $     .44      $     .30
                                                          ====================================================================
Basic weighted average shares outstanding                      29,409        28,916        28,010       25,139         23,525
                                                          ====================================================================
Diluted weighted average shares outstanding                    30,327        29,592        28,670       25,552         24,033
                                                          ====================================================================
Balance Sheet Data
 Total assets                                             $   319,297     $ 253,243     $ 212,061    $ 128,819      $  76,173
 Long-term debt                                                 1,320         1,505         1,680        2,510          1,279
 Stockholders' equity                                         262,711       212,733       180,643      106,282         62,609

(1) We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 1998, 1997, 1996, and 1994 fiscal years consisted of 52 weeks and the 1995 fiscal year consisted of 53 weeks.

(2) Certain financial data for 1997-1994 has been reclassified to conform with the current year's presentation.

(3) Reflects the cumulative effect on income and earnings per share of a change in accounting principle, net of tax, as required by Statement of Position 98-5 "Reporting the Costs of Start-Up Activities." See "Note 2" of "Notes to Consolidated Financial Statements."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John's International, Inc. (referred to as "the Company," "Papa John's" or in the first person notations of "we," "us" and "our") began operations in 1985 with the opening of the first Papa John's restaurant in Jeffersonville, Indiana. At December 27, 1998, there were 1,885 Papa John's restaurants in operation, consisting of 478 Company-owned and 1,407 franchised restaurants. Our revenues are principally derived from retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in their operations.

We intend to continue to expand the number of Company-owned and franchised restaurants. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. We believe that our expansion strategy has contributed to increases in comparable annual sales for Company-owned restaurants of 8.6% in 1998, 9.3% in 1997, and 11.9% in 1996. We anticipate that future comparable sales increases, if any, will be at a lesser rate than in recent years. Average sales for the Company's most recent comparable base restaurants increased to $757,000 for 1998 from $725,000 for 1997. This increase is attributable to continuing strong sales of maturing restaurants. Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position, although trends indicate that new markets are opening with stronger than historical sales volumes.

Approximately 46% of our revenues for 1998 and 45% for 1997 were derived from the sale to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services and information systems equipment and software and related services by us, our commissary subsidiary, PJ Food Service, Inc., and our support services subsidiary, Papa John's Support Services. We believe that, in addition to supporting both Company and franchised growth, these subsidiaries contribute to product quality and consistency throughout the Papa John's system.

We continually strive to obtain high quality sites with greater access and visibility, and to enhance the appearance and quality of our restaurants. We believe that these factors improve our image and brand awareness. During 1998 and 1997, we pursued a greater number of free-standing conversion and prototype locations. As of December 28, 1998, free-standing units represented approximately 27% of the total Company-owned restaurants. We expect this ratio to remain fairly consistent in future years.

The average cash investment for the 60 Company-owned restaurants opened during 1998, exclusive of land, increased to approximately $261,000 from $257,000 for the 76 units opened in 1997. This increase was primarily due to an overall increase in the equipment and building costs per store, principally for the free-standing buildings. We expect the average cash investment for restaurants opening in 1999 not to exceed the 1998 amount.

We defer certain costs incurred in connection with the development of our information systems and amortize such costs over periods of up to five years from the date of completion.

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks.

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

Results of Operations

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:


                                                     Year Ended
                                          --------------------------------
                                          Dec. 27,    Dec. 28,    Dec. 29,
                                            1998        1997        1996
                                          --------------------------------
Income Statement Data:
Revenues:
  Restaurant sales                            48.5%     49.4%     46.7%
  Franchise royalties                          4.9       4.7       4.9
  Franchise and development fees               0.8       1.0       1.2
  Commissary sales                            39.0      37.0      39.7
  Equipment and other sales                    6.8       7.9       7.5
                                          --------------------------------
   Total revenues                            100.0     100.0     100.0

Costs and expenses:
  Restaurant cost of sales (1)                26.9      26.4      28.0
  Restaurant operating expenses (1)           53.5      54.9      54.9
  Commissary, equipment and other
   expenses (2)                               91.5      91.5      91.1
  General and administrative
   expenses (3)                                7.5       7.3       7.4
  Pre-opening and other general
   expenses (3)                                0.4       0.2      (0.1)
  Depreciation and amortization (3)            2.9       3.9       3.8
    Total costs and expenses                  91.7      92.5      92.8
                                          --------------------------------
Operating income                               8.3       7.5       7.2
Investment income                              0.6       0.9       1.0
                                          --------------------------------
Income before income taxes and cumulative
 effect of a change in accounting
 principle                                     8.9       8.4       8.2
Income tax expense                             3.3       3.1       3.0
                                          --------------------------------
Income before cumulative effect of a
 change in accounting principle                5.6       5.3       5.2
Cumulative effect of accounting change,
 net of tax (3)                               (0.4)        -         -
                                          --------------------------------
    Net income                                 5.2%      5.3%      5.2%
                                          ================================

(1) As a percentage of Restaurant sales.
(2) As a percentage of Commissary sales and Equipment and other sales on a combined basis.
(3) The 1998 operating results reflect the adoption of a new accounting standard (see "Note 2" of "Notes to Consolidated Financial Statements") which impacts the amount of depreciation and amortization, general and administrative expenses, and pre-opening and other general expenses reflected above.

                                                                                Year Ended
                                                                 ---------------------------------------
                                                                  Dec. 27,       Dec. 28,       Dec. 29,
                                                                    1998           1997           1996
                                                                 ---------------------------------------
Restaurant Data:
Percentage increase in comparable Company-owned
   restaurant sales (4)                                                8.6%           9.3%          11.9%
Number of Company-owned restaurants included in the
   respective years' most recent comparable restaurant base            383            266            182
Average sales for Company-owned restaurants included in the
   respective years' most recent comparable restaurant base      $ 757,000      $ 725,000      $ 698,000
Number of Company-owned restaurants:
   Beginning of period                                                 401            303            217
   Opened                                                               60             76             66
   Closed                                                               (1)            (1)            (2)
   Acquired from franchisees                                            21             23             22
   Sold to franchisees                                                  (3)            --             --
                                                                 ---------------------------------------
   End of period                                                       478            401            303
Number of U.S. franchised restaurants:
   Beginning of period                                               1,116            857            661
   Opened                                                              306            288            224
   Closed                                                               (3)            (6)            (6)
   Sold to Company                                                     (21)           (23)           (22)
   Acquired from Company                                                 3             --             --
                                                                 ---------------------------------------
   End of period                                                     1,401          1,116            857
Number of international franchised restaurants:
   Beginning of period                                                  --             --             --
   Opened                                                                6             --             --
   Closed                                                               --             --             --
   Sold to Company                                                      --             --             --
   Acquired from Company                                                --             --             --
                                                                 ---------------------------------------
   End of period                                                         6             --             --
                                                                 ---------------------------------------
Total restaurants -- end of period                                   1,885          1,517          1,160
                                                                 =======================================

(4) Includes only Company-owned restaurants open throughout the periods being compared.


1998 Compared to 1997

Revenues. Total revenues increased 31.6% to $669.8 million in 1998, from $508.8 million in 1997.

Restaurant sales increased 29.4% to $324.9 million in 1998, from $251.2 million in 1997. This increase was primarily due to a 22.5% increase in the number of equivalent Company-owned restaurants open during 1998 as compared to 1997. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, comparable sales increased 8.6% in 1998 over 1997 for Company-owned restaurants open throughout both years.

Franchise royalties increased 35.3% to $32.9 million in 1998, from $24.3 million in 1997. This increase was primarily due to a 27.4% increase in the number of equivalent franchised restaurants open during 1998 as compared to 1997. Also, comparable sales increased 10.3% in 1998 over 1997 for franchised restaurants open throughout both years.

Franchise and development fees increased 5.2% to $5.6 million in 1998, from $5.3 million in 1997. This increase was primarily due to the 312 franchised restaurants opened during 1998, as compared to 288 opened during 1997, an increase of 8.3%. The average dollar amount of fees per franchised restaurant may vary from period to period, depending on the mix of restaurants opened pursuant to older development agreements including "Hometown restaurants" which generally had lower required fees than traditional restaurants opened pursuant to standard development agreements. Hometown restaurants are located in smaller markets, generally with less than 9,000 households. Hometown restaurant development agreements entered into subsequent to March 1998, generally provide for fees equivalent to those under standard development agreements.

Commissary sales increased 38.8% to $261.0 million in 1998, from $188.0 million in 1997. This increase was primarily due to the increases in equivalent franchised restaurants and comparable sales for franchised restaurants noted above. There was an additional impact of higher cheese prices in 1998 compared to 1997 in response to increased cheese costs during 1998.

Equipment and other sales increased 13.6% to $45.4 million in 1998, from $40.0 million in 1997. This increase was primarily due to ongoing equipment and smallwares orders related to the increase in equivalent franchised restaurants open during 1998 as compared to 1997, and the increase in the number of new restaurant equipment packages sold to franchisees that opened restaurants in 1998 as compared to 1997. A portion of the equipment and other sales increase was also attributable to an increase in sales of the Papa John's PROFIT system, a proprietary point of sale system.

Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, increased as a percentage of restaurant sales to 26.9% in 1998, from 26.4% in 1997. The primary reason for the increase is attributable to increases in the average cheese block market prices, partially offset by a decrease in the average cost of certain other commodities. The cost of cheese, representing approximately 40% of food cost, and other commodities are subject to seasonal fluctuations, weather, demand and other factors. Most of the factors affecting the cost of cheese are beyond our control.

Restaurant salaries and benefits decreased as a percentage of restaurant sales to 26.8% in 1998, from 27.0% in 1997. The decrease is primarily due to increased efficiencies in relation to higher sales volumes, partially offset by the 1998 full year impact of increases in the federal minimum wage in September 1997. Occupancy costs decreased as a percentage of restaurant sales to 4.9% in 1998 from 5.1% in 1997 as a result of leveraging against a higher sales base.

Restaurant advertising and related costs decreased as a percentage of restaurant sales to 8.7% in 1998, from 9.3% in 1997. The decrease in 1998 was primarily the result of efficiencies related to increased market penetration and higher sales volume. Also, restaurant level advertising is intentionally managed to higher levels for new restaurants; therefore, as the ratio of new Company-owned restaurant openings to existing Company-owned restaurants decreases, the overall advertising cost percentage also decreases. Our advertising often varies based on the timing of national or market-level promotions.

Other restaurant operating expenses decreased as a percentage of restaurant sales to 13.2% for 1998 from 13.5% for 1997. Other operating expenses include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants. The decrease in other operating expenses as a percentage of restaurant sales was primarily due to a reduction in worker's compensation costs.

Commissary, equipment and other expenses include cost of sales, salaries and benefits, and other operating expenses associated with sales of food, paper, equipment, information systems and printing and promotional items to franchisees and other customers. These costs were consistent as a percentage of combined commissary sales and equipment and other sales at 91.5% in 1998 and 1997. Cost of sales as a percentage of combined commissary sales and equipment and other sales increased to 78.6% in 1998 from 77.8% in 1997, due to the timing of certain unfavorable commodity price changes (primarily cheese). The increase was offset by a decrease in salaries and benefits and other operating expenses to 12.9% in 1998 compared to 13.7% in 1997, due primarily to efficiencies related to an increased number of restaurants serviced by the overall commissary system without significant expansion in 1998.

General and administrative expenses increased slightly as a percentage of total revenues to 7.5% in 1998 from 7.3% in 1997. This increase is primarily due to the adoption of the AICPA Statement of Position 98-5 ("SOP") which required the expensing of certain start-up costs effective in 1998 (see "Note 2" of "Notes to Consolidated Financial Statements"). Certain of these costs had previously been deferred and, accordingly, were not previously included in general and administrative costs. Even though the adoption resulted in significant changes to the amounts reported on individual line items (general and administrative expenses, pre-opening and other general expenses, and depreciation and amortization), the effect of the adoption of the SOP did not have a material impact on 1998 consolidated net income, excluding the one time cumulative effect adjustment of $2.6 million, net of taxes of $1.5 million. This increase was partially offset by the recognition of $2.0 million in incentives under the Kentucky Jobs Development Act (the "KJDA incentives") related to the development of a new corporate headquarters facility and associated employment increases.

Pre-opening and other general expenses increased to $2.7 million in 1998, compared to $1.1 million in 1997. Pre-opening and other general expenses consisted primarily of relocation costs in 1997 and of both relocation costs and pre-opening expenses in 1998 as a result of the adoption of the SOP (see "Note 2" of "Notes to Consolidated Financial Statements").

Depreciation and amortization decreased as a percentage of total revenues to F2.9% in 1998, from 3.9% in 1997. This decrease was due to the elimination of pre-opening deferrals and related amortization in 1998 as a result of the adoption of the SOP (see "Note 2" of "Notes to Consolidated Financial Statements").

Investment Income. Investment income remained relatively consistent at $4.4 million in 1998 and $4.5 million in 1997 as average invested and loaned balances and yields were also fairly consistent between years.

Income Tax Expense. Income tax expense reflects a combined federal, state and local effective income tax rate of 37.0% in 1998 and 1997. The combined federal, state and local effective income tax rate for 1999 is expected to increase to 37.5% as a result of a relative decrease in the level of tax-exempt investment income to total pre-tax income.

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

Equipment and other sales increased 48.2% to $40.0 million in 1997, from $27.0 million in 1996. This increase was primarily due to the increase in equivalent franchised restaurants open during 1997 as compared to 1996, and the increase in franchised restaurants opened during 1997 as compared to 1996. A portion of the equipment and other sales increase was also attributable to the increase in sales of the Papa John's PROFIT System, a proprietary point of sale system, and related PROFIT support services to the franchisees, as well as increasing insurance commissions from franchisees. We initiated an insurance agency function for franchisees during the fourth quarter of 1996.

Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 26.4% in 1997, from 28.0% in 1996. The primary reason for the decrease is attributable to lower average cheese prices for the year and increased efficiencies at both mature and newly-opened stores.

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

Other restaurant operating expenses were relatively consistent as a percentage of restaurant sales at 13.5% for 1997, and 13.6% for 1996.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, information systems and printing and promotional items to franchisees and other customers. These costs increased as a percentage of combined commissary sales and equipment and other sales to 91.5% in 1997, from 91.1% in 1996. Cost of sales as a percentage of combined commissary sales and equipment and other sales decreased to 77.8% in 1997 from 79.3% in 1996, due to the timing of certain favorable commodity price changes. The decrease was offset by an increase in salaries and benefits and other operating expenses to 13.7% in 1997 compared to 11.8% in 1996, due primarily to increased delivery costs resulting from larger commissary service areas and staffing and other costs related to the opening of three commissary facilities in 1997.

General and administrative expenses declined slightly as a percentage of total revenues to 7.3% in 1997 from 7.4% in 1996.

Pre-opening and other general expenses increased $1.5 million in 1997. This increase was primarily attributable to equipment and leasehold write-offs resulting from an increased number of restaurant relocations during the year.

Depreciation and amortization increased as a percentage of total revenues to 3.9% in 1997, from 3.8% in 1996. This increase was primarily due to additional capital expenditures, intangibles related to acquisitions, deferred pre-opening costs for newly-opened restaurants and commissaries and other deferred expenses, primarily systems development costs.

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

Liquidity and Capital Resources

We require capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities and the funding of franchisee loans. Capital expenditures of $69.2 million, acquisitions of $1.9 million, and loans to franchisees of $4.8 million for 1998, were primarily funded by cash flow from operations and cash generated from the exercise of stock options.

Total 1999 capital expenditures are expected to be approximately $69.0 million, primarily for the development or relocation of restaurants and construction of commissary facilities and completion of the Louisville commissary and corporate offices. During 1999, we plan to open approximately 35 new Company-owned restaurants, acquire approximately 60 franchised Papa John's restaurants, and relocate an additional 17 restaurants.

We plan to open a full service commissary in Dallas, Texas by mid-1999. We also plan to open a 247,000 square foot facility in Louisville, Kentucky, of which approximately 30-40% will accommodate relocation and expansion of the Louisville commissary operations and Support Services promotional division, and the remainder of which will accommodate relocation and consolidation of corporate offices.

We have been approved to receive up to $21.0 million in incentives under the Kentucky Jobs Development Act in connection with the relocation of the corporate offices. Based upon the expected timing of completion of the facility, we expect to earn approximately $14.0 million of such incentives through 2007.

Additionally, during 1999 we expect to fund up to $1.1 million in additional loans under existing franchisee loan program commitments. Approximately $12.5 million was outstanding under this program as of December 27, 1998. At this time, we do not expect to significantly expand the program beyond existing commitments.

Capital resources available at December 27, 1998 include $34.0 million of cash and cash equivalents, $47.4 million of investments and $9.6 million under a line of credit expiring in June 1999. We expect to fund planned capital expenditures, acquisitions of franchised restaurants and disbursements under the franchise loan program for the next twelve months from these resources and operating cash flows.

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

Our year 2000 evaluation has been ongoing since late 1997 and became more formalized in January 1999 with the formation of a committee comprised of senior management from various departments within the Company. The primary goal of the committee is to assess and mitigate risk associated with year 2000 issues by September 1999. The committee developed a three phased approach to accomplish this goal consisting of the following: (1) identifying and documenting the business components impacted by the year 2000, both internally and externally, assigning priority to those components identified based on the level of risk, and determining year 2000 compliance; (2) performing tests for year 2000 compliance; and (3) developing contingency plans based upon the results of the risk analysis and testing phases. We are currently in the first phase and expect this phase to be complete by April 1999. The second and third phases are targeted for completion in July 1999 and September 1999, respectively.

As part of phase I, we have substantially completed an assessment of our internal information technology and will have to modify or replace certain software and hardware so that they will function properly in the year 2000 and thereafter. Based on our assessment or representations from software suppliers, or both, we believe the total year 2000 project cost is immaterial to our financial position, net income and liquidity. Much of the cost related to year 2000 coincides with existing management plans to replace certain systems which include the financial accounting and payroll/human resource systems in order to accommodate our planned growth. About 70% of the new financial accounting system has been implemented and the remaining portion is expected to be implemented by June 1999. The payroll/human resource system implementation was complete in January 1999. Based upon the representations from the manufacturers of both systems, we believe the systems are year 2000 compliant. The timing of implementation was not materially affected by year 2000 concerns.

We have taken action to ensure that our restaurant system is year 2000 compliant by implementing a single point of sale operating system (Papa John's PROFIT System) in all of our Company-owned and substantially all of our franchised-owned restaurants. Additionally, we have notified our franchisees of our year 2000 process and have requested their assistance in ensuring year 2000 compliance with regard to their business.

We believe that with the planned modifications to existing software and/or conversions to new software and hardware as described above, the year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on certain administrative processes.

We are in the process of querying our significant vendors with respect to year 2000 issues. Based on the responses received from approximately 75% of the vendors, including our cheese and tomato sauce vendors, we are not aware of any vendors with a year 2000 issue that would materially impact results of operations, liquidity, or capital resources. However, we have no means of ensuring that vendors will be year 2000 ready. The inability of vendors to complete their year 2000 resolution process in a timely fashion could materially impact us, although the actual impact of non-compliance by vendors is not determinable.

There can be no assurance that we will be completely successful in our efforts to address year 2000 issues. We have no contingency plans in place in the event we do not complete all phases of the year 2000 program. We plan to evaluate the status of completion in July 1999 to determine whether such contingency plans are necessary, although at this time we know of no reason our year 2000 program will not be completed in a timely manner.

Impact of Inflation

We do not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly labor, employee benefits or food costs, could have a significant impact on us.

Forward Looking Statements

Certain information contained in this annual report, particularly information regarding future financial performance and plans and objectives of management, is forward looking. Certain factors could cause actual results to differ materially from those expressed in forward looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location, and food quality; an increase in food cost due to seasonal fluctuations, weather, and demand; changes in consumer tastes and demographic trends; changes in federal and state laws, such as increases in minimum wage; risks inherent to international development; and factors associated with the Year 2000 evaluation and modifications.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We had no holdings of derivative financial or commodity instruments at December 27, 1998. Our principal exposure to financial market risks is the impact that interest rate changes could have on the income from our investment portfolio. All borrowings under our revolving credit agreement (none at December 27, 1998) bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate, or certain alternative short-term rates. A change in interest rates of 100 basis points would not significantly affect our net income. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us, and are not expected to in the foreseeable future.

Item 8. Financial Statements and Supplementary Data

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Income

(In thousands, except per share amounts)                                                 Year Ended
----------------------------------------------------------------------------------------------------------------------
                                                                          December 27,   December 28,     December 29,
                                                                              1998           1997            1996
----------------------------------------------------------------------------------------------------------------------
Revenues:
  Restaurant sales                                                           $324,894      $251,153          $167,982
  Franchise royalties                                                          32,894        24,318            17,827
  Franchise and development fees                                                5,605         5,327             4,286
  Commissary sales                                                            261,009       188,034           142,998
  Equipment and other sales                                                    45,404        39,952            26,959
----------------------------------------------------------------------------------------------------------------------
Total revenues                                                                669,806       508,784           360,052
Costs and expenses:
Restaurant expenses:
  Cost of sales                                                                87,487        66,417            47,092
  Salaries and benefits                                                        86,992        67,830            44,774
  Advertising and related costs                                                28,358        23,298            16,074
  Occupancy costs                                                              15,765        12,785             8,527
  Other operating expenses                                                     42,759        33,882            22,801
----------------------------------------------------------------------------------------------------------------------
                                                                              261,361       204,212           139,268
Commissary equipment and other expenses:
  Cost of sales                                                               240,717       177,263           134,771
  Salaries and benefits                                                        16,981        13,091             9,023
  Other operating expenses                                                     22,560        18,181            11,009
----------------------------------------------------------------------------------------------------------------------
                                                                              280,258       208,535           154,803
General and administrative expenses                                            50,537        37,051            26,694
Pre-opening and other general expenses (income)                                 2,729         1,074              (433)
Depreciation and amortization                                                  19,404        19,792            13,658
----------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                      614,289       470,664           333,990
----------------------------------------------------------------------------------------------------------------------
Operating income                                                               55,517        38,120            26,062
Investment income                                                               4,432         4,505             3,484
----------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of a
  change in accounting principle                                               59,949        42,625            29,546
Income tax expense                                                             22,181        15,772            10,932
----------------------------------------------------------------------------------------------------------------------
Income before cumulative effective of a change in accounting principle         37,768        26,853            18,614
Cumulative effect of accounting change, net of tax                             (2,603)          -                 -
----------------------------------------------------------------------------------------------------------------------
Net income                                                                   $ 35,165      $ 26,853          $ 18,614
======================================================================================================================
Basic earnings per share:
  Income before cumulative effect of a change in accounting principle        $   1.28      $    .93          $    .66
  Cumulative effect of accounting change, net of tax                             (.09)          -                 -
----------------------------------------------------------------------------------------------------------------------
  Basic earnings per share                                                   $   1.19      $    .93          $    .66
======================================================================================================================
Diluted earnings per share:
  Income before cumulative effect of a change in accounting principle        $   1.25      $    .91          $    .65
  Cumulative effect of accounting change, net of tax                             (.09)          -                 -
----------------------------------------------------------------------------------------------------------------------
  Diluted earnings per share                                                 $   1.16      $    .91          $    .65
======================================================================================================================

Basic weighted average shares outstanding                                      29,409        28,916            28,010
======================================================================================================================
Diluted weighted average shares outstanding                                    30,327        29,592            28,670
======================================================================================================================

Supplemental data:
  Revenues - affiliates                                                      $ 85,137      $ 62,986          $ 47,012
  Other income - affiliates                                                       570           514                85

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                    December 27,   December 28,
(Dollars in thousands, except per share amounts)        1998           1997
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                           $ 33,984       $ 18,692
  Accounts receivable                                   15,019         12,678
  Accounts receivable-affiliates                         2,273          2,454
  Inventories                                            9,653          9,091
  Deferred pre-opening costs                                 -          3,827
  Prepaid expenses and other current assets              4,815          2,434
  Deferred income taxes                                  2,090              -
--------------------------------------------------------------------------------
Total current assets                                    67,834         49,176
Investments                                             47,355         57,933
Net property and equipment                             169,203        112,601
Notes receivable-franchisees                             7,749          7,083
Notes receivable-affiliates                              4,741          7,997
Other assets                                            22,415         18,453
--------------------------------------------------------------------------------
Total assets                                          $319,297       $253,243
================================================================================
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                    $ 18,149       $ 15,148
  Accrued expenses                                      25,477         15,132
  Deferred income taxes                                      -            102
--------------------------------------------------------------------------------
Total current liabilities                               43,626         30,382
Unearned franchise and development fees                  6,561          4,613
Deferred income taxes                                    5,066          3,987
Other long-term liabilities                              1,333          1,528
Stockholders' equity:
   Preferred stock ($.01 par value per share;
   authorized 5,000,000 shares, no shares
   issued)                                                   -              -
   Common stock ($.01 par value per share;
   authorized 50,000,000 shares, issued
   29,738,713 in 1998 and 29,127,717 in 1997)              297            291
   Additional paid-in capital                          164,710        149,850
   Accumulated other comprehensive income
   (unrealized gain on investments, net of tax)            688            321
   Retained earnings                                    97,497         62,752
   Treasury stock (36,572 shares in 1998 and
   36,644 shares in 1997, at cost)                        (481)          (481)
--------------------------------------------------------------------------------
Total stockholders' equity                             262,711        212,733
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $319,297       $253,243
================================================================================

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                Accumulated
                                                Additional         Other                                       Total
                                     Common       Paid-In      Comprehensive     Retained     Treasury     Stockholders'
(In thousands)                        Stock       Capital      Income (Loss)     Earnings       Stock          Equity
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995         $  268     $   88,043     $        (263)    $ 18,838     $   (604)    $    106,282
Comprehensive income:
   Net income                            --             --                --       18,614           --           18,614
   Unrealized gain on investments,
     net of tax of $714                  --             --             1,240           --           --            1,240
                                                                                                           -------------
Comprehensive income                                                                                             19,854
Issuance of common stock                 17         50,534                --           --           --           50,551
Exercise of stock options                 2          1,429                --           --           --            1,431
Tax benefit related to exercise of
   non-qualified stock options           --          1,315                --           --           --            1,315
Acquisitions                              1          2,602                --       (1,542)          --            1,061
Other                                    --             55                --          (28)         122              149
------------------------------------------------------------------------------------------------------------------------
Balance at December 29, 1996            288        143,978               977       35,882         (482)         180,643
Comprehensive income:
   Net income                            --             --                --       26,853           --           26,853
   Unrealized loss on investments,
     net of tax of $424                  --             --              (656)          --           --             (656)
                                                                                                           -------------
Comprehensive income                                                                                             26,197
Exercise of stock options                 3          3,533                --           --            1            3,537
Tax benefit related to exercise of
   non-qualified stock options           --          2,339                --           --           --            2,339
Other                                    --             --                --           17           --               17
------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 1997            291        149,850               321       62,752         (481)         212,733
Comprehensive income:
   Net income                            --             --                --       35,165           --           35,165
   Unrealized gain on investments,
     net of tax of $354                  --             --               367           --           --              367
                                                                                                           -------------
Comprehensive income                                                                                             35,532
Exercise of stock options                 5         11,668                --           --           --           11,673
Tax benefit related to exercise of
   non-qualified stock options           --          2,953                --           --           --            2,953
Other                                     1            239                --         (420)          --             (180)
------------------------------------------------------------------------------------------------------------------------

Balance at December 27, 1998         $  297     $  164,710     $         688     $ 97,497     $   (481)    $    262,711
========================================================================================================================

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)                                                                 Year Ended
------------------------------------------------------------------------------------------------------------
                                                             December 27,      December 28,     December 29,
                                                                 1998              1997            1996
------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                     $ 35,165          $ 26,853          $ 18,614
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                 19,925            20,522            14,304
   Deferred income taxes                                         (1,443)              528             1,956
   Other                                                            903              (601)              430
   Changes in operating assets and liabilities:
     Accounts receivable                                         (2,218)           (2,017)           (2,903)
     Inventories                                                   (507)           (2,234)           (1,651)
     Deferred pre-opening costs                                   3,827            (5,823)           (4,247)
     Prepaid expenses and other current assets                   (2,356)             (817)             (499)
     Other assets                                                (1,259)             (827)           (3,253)
     Accounts payable                                             2,861             2,043             3,717
     Accrued expenses                                             6,674             5,885             2,630
     Unearned franchise and development fees                      1,873             1,195               700
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                        63,445            44,707            29,798
Investing activities
Purchase of property and equipment                              (69,248)          (43,135)          (28,792)
Purchase of investments                                         (34,107)          (41,445)          (65,031)
Proceeds from sale or maturity of investments                    44,289            46,696            26,572
Loans to franchisees                                             (4,834)          (12,348)           (7,823)
Loan repayments from franchisees                                  5,265             2,321                 -
Deferred systems development costs                               (1,208)           (1,989)           (2,614)
Acquisitions                                                     (1,902)           (6,168)              (30)
Other                                                               402               316               161
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                           (61,343)          (55,752)          (77,557)
Financing activities
Payments on long-term debt                                       (1,430)             (175)           (1,367)
Proceeds from issuance of common stock                                -                 -            50,551
Proceeds from exercise of stock options                          11,673             3,537             1,431
Tax benefit related to exercise of non-qualified
 stock options                                                    2,953             2,339             1,315
Other                                                                (6)              (27)              (12)
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                        13,190             5,674            51,918
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             15,292            (5,371)            4,159
Cash and cash equivalents at beginning of year                   18,692            24,063            19,904
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                       $ 33,984          $ 18,692          $ 24,063
============================================================================================================

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Description of Business

Papa John's International, Inc. (referred to as the "Company," "Papa John's" or in the first person notations of "we," "us" and "our") operates and franchises pizza delivery and carry-out restaurants under the trademark "Papa John's," currently in 46 states, the District of Columbia, Mexico, and Puerto Rico. Substantially all revenues are derived from retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in their operations.

2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Papa John's and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

Franchise fees are recognized when a franchised restaurant begins operations, at which time we have performed our obligations related to such fees. Fees received pursuant to development agreements which grant the right to develop franchised restaurants in future periods in specific geographic areas are deferred and recognized on a pro rata basis as the franchised restaurants subject to the development agreements begin operations. Both franchise and development fees are nonrefundable. Franchise royalties, which are based on a percentage of franchised restaurants' sales, are recognized as earned.

Cash Equivalents

Cash equivalents consist of all highly liquid investments with a maturity of three months or less at date of purchase. These investments are carried at cost which approximates fair value.

Accounts Receivable

Substantially all accounts receivable are due from franchisees for purchases of food and paper products, restaurant equipment, printing and promotional items, risk management services, information systems and related services, and for royalties from December sales. Credit is extended based on an evaluation of the franchisee's financial condition and, generally, collateral is not required. We consider substantially all amounts to be collectible.

Inventories

Inventories, which consist of food products, paper goods and supplies, smallwares, store equipment and printing and promotional items, are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market.

Deferred Pre-Opening Costs

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" (the "SOP"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, we capitalized our start-up costs incurred primarily in connection with opening new restaurant and commissary locations and amortized these costs on a straight line basis over a period of one year from the facility's opening date. We adopted the provisions of the SOP in our financial statements for the year ended December 27, 1998. The adoption resulted in a charge in the first quarter of 1998 for the cumulative effect of an accounting change of $2.6 million, net of taxes of $1.5 million, to expense costs that had been previously capitalized prior to 1998. Excluding the one-time cumulative effect, the adoption of the new accounting standard did not have a material impact on 1998 operating results.

Investments

We determine the appropriate classification of investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. All investment securities held at December 27, 1998, have been classified as available-for-sale. Available-for-sale securities are stated at fair value as determined primarily through quoted market prices. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity and are included in comprehensive income (see the discussion of comprehensive income below). The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, along with interest and dividends earned and realized gains and losses, are included in investment income. The cost of securities sold is based on the specific identification method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (generally five to ten years for restaurant, commissary and other equipment, and 20 to 40 years for buildings and improvements). Leasehold improvements are amortized over the terms of the respective leases, including the first renewal period (generally five to ten years).

Depreciation expense was $17.5 million in 1998, $13.3 million in 1997 and $9.1 million in 1996.

Impairment of Long-lived Assets

Impairment losses are recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets.

Systems Development Costs

We defer certain systems development and related costs which meet established criteria. Amounts deferred are amortized over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $1.2 million in 1998, $2.0 million in 1997, and $2.6 million in 1996. Unamortized deferred systems development costs were $4.3 million at December 27, 1998 and December 28, 1997, and are reported in other assets in the accompanying consolidated balance sheets.

Advertising and Related Costs

Advertising and related costs include the costs of Company-owned restaurant activities such as mail coupons, door hangers and promotional items and contributions to the Papa John's Marketing Fund, Inc. (the "Marketing Fund") and local market cooperative advertising funds. Through December 28, 1997, Company-owned restaurant contributions to the Marketing Fund and local market cooperative advertising funds were expensed as incurred. Contributions by Company-owned and franchised restaurants to the Marketing Fund and the cooperative advertising funds are based on an established percentage of monthly restaurant revenues. The Marketing Fund is responsible for developing and conducting marketing and advertising for the Papa John's system. The local market cooperative advertising funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by the Marketing Fund. Such funds are accounted for separately and are not included in our consolidated financial statements, except as described below beginning with the first quarter of 1998.

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

Earnings per Share

The calculations of basic and diluted earnings per share before the cumulative effect of a change in accounting principle for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 are as follows (in thousands, except per share data):

                                                       1998           1997            1996
-------------------------------------------------------------------------------------------
Basic earnings per share:
Income before cumulative effect of a change in
  accounting principle                               $ 37,768      $ 26,853       $ 18,614
Weighted average shares outstanding                    29,409        28,916         28,010
-------------------------------------------------------------------------------------------
Basic earnings per share                             $   1.28      $    .93       $    .66
===========================================================================================

Diluted earnings per share:
Income before cumulative effect of a change in
     accounting principle                            $ 37,768      $ 26,853       $ 18,614
Weighted average shares outstanding                    29,409        28,916         28,010
Dilutive effect of outstanding common stock options       918           676            660
-------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding            30,327        29,592         28,670
-------------------------------------------------------------------------------------------
Diluted earnings per share                           $   1.25      $    .91       $    .65
===========================================================================================

Options to purchase common stock with an exercise price greater than the average market price were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The number of antidilutive options was 213,000 in 1998, 695,000 in 1997 and 217,000 in 1996.

Comprehensive Income

We adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in our 1998 interim financial reporting as required by the Financial Accounting Standards Board. SFAS No. 130 established new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on our net income or stockholders' equity and was therefore not material to our 1998 financial statements. SFAS No. 130 requires the unrealized gains and losses on our available-for-sale securities to be included in other comprehensive income.

Prior Year Data

Certain prior year data has been reclassified to conform to the 1998 presentation.

3.  Investments

A summary of our available-for-sale securities as of December 27, 1998 and December 28, 1997 follows (in thousands):

                                               Gross        Gross      Estimated
                                Amortized    Unrealized   Unrealized     Fair
 December 27,1998                 Cost         Gains        Losses       Value
--------------------------------------------------------------------------------
  Corporate debt securities     $    500     $     --     $     (1)    $    499
  Municipal bonds                 32,011          158           --       32,169
  Mortgage-backed securities         239            8           --          247
  Fixed income mutual funds       10,822           --         (375)      10,447
  Equity securities                1,998        1,549           --        3,547
  Interest receivable                446           --           --          446
--------------------------------------------------------------------------------
 Total                          $ 46,016     $  1,715     $   (376)    $ 47,355
================================================================================






                                               Gross        Gross      Estimated
                                Amortized    Unrealized   Unrealized     Fair
 December 28, 1997                Cost         Gains        Losses       Value
--------------------------------------------------------------------------------

  U.S. Government securities    $  1,001     $     --     $     (4)    $    997
  Corporate debt securities          500           --           (1)         499
  Municipal bonds                 40,073          125           (1)      40,197
  Mortgage-backed securities         556            5           --          561
  Fixed income mutual funds       10,822           --         (217)      10,605
  Equity securities                3,320          736           --        4,056
  Interest reeivable               1,018           --           --        1,018
--------------------------------------------------------------------------------
  Total                         $ 57,290     $    866     $   (223)    $ 57,933
================================================================================

The amortized cost and estimated fair value of securities at December 27, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

                                                 Amortized     Estimated
                                                  Cost         Fair Value
-------------------------------------------------------------------------------
Due in one year or less                          $ 18,463     $   18,577
Due after one year through three years             14,048         14,091
Mortgage-backed securties                             239            247
Fixed income mutual funds                          10,822         10,447
Equity securties                                    1,998          3,547
Interest receivable                                   446            446
-------------------------------------------------------------------------------
Total                                            $ 46,016     $   47,355
================================================================================

4.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

                                                  1998             1997
--------------------------------------------------------------------------------
Land                                            $   17,891       $   14,219
Buildings and improvements                          18,871           13,478
Leasehold improvements                              47,322           35,406
Equipment and other                                 86,893           70,419
Construction in progress                            46,430           11,790
--------------------------------------------------------------------------------
                                                   217,407          145,312
Less accumulated depreciation and amortization     (48,204)         (32,711)
--------------------------------------------------------------------------------
Net property and equipment                      $  169,203       $  112,601
================================================================================

5.  Franchisee Loan Program

During 1996, we established a program under which selected franchisees may borrow funds for use in the construction and development of their restaurants. Loans outstanding to franchisees were approximately $12.5 million as of December 27, 1998 and $15.1 million as of December 28, 1997. As of December 27, 1998, commitments to lend up to an additional $1.1 million had been made. Such loans bear interest at fixed or floating rates (ranging from 5.5% to 9.8% at December 27, 1998), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. Interest earned on franchisee loans was approximately $1.3 million in 1998, $1.1 million in 1997 and $153,000 in 1996, and is reported in investment income in the accompanying consolidated statements of income. Approximately $4.7 million of the loans outstanding as of December 27, 1998 and $8.0 million as of December 28, 1997 were to franchisees in which we or certain of our directors or officers had an ownership interest.

6.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

                                        1998      1997
--------------------------------------------------------
Salaries, wages and bonuses            $ 2,556   $ 2,124
Taxes other than income                  4,946     4,045
Insurance                                3,727     3,520
Income taxes                             5,027     2,495
Facility costs                           3,494       -
Other                                    5,727     2,948
--------------------------------------------------------
Total                                  $25,477   $15,132
========================================================

7.  Long-Term Debt and Credit Arrangements

Long-term debt consists of a $2.0 million economic development loan (the "Loan") from the State of Mississippi in connection with the opening of a commissary in Jackson, Mississippi. The balance of the loan was $1.3 million as of December 27, 1998 and $1.5 million as of December 28, 1997, and is classified in accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.

We have a $10.0 million revolving credit agreement that expires on June 29, 1999. Outstanding balances accrue interest at 1% below the prime rate or at rates tied to other interest indices at our election. In the event of any default, the lender has a security interest in our cash account balances maintained with the lender. Letters of credit in the amount of $400,000 have been issued under the agreement on our behalf, reducing the remaining borrowing capacity to $9.6 million at December 27, 1998.

8.  Income Taxes

A summary of the provision for income taxes (exclusive of the tax effect related to the cumulative effect of accounting change) follows (in thousands):

                                       1998      1997      1996
-----------------------------------------------------------------
Current
  Federal                             $18,849   $13,061   $ 7,658
  State and local                       3,247     2,183     1,318
Deferred (federal and state)               85       528     1,956
-----------------------------------------------------------------
Total                                 $22,181   $15,772   $10,932
=================================================================

Significant deferred tax assets (liabilities) follow (in thousands):

                                                          1998            1997
 -------------------------------------------------------------------------------
 Unearned development fees                              $  2,387       $  1,630
 Unrealized loss on investments                              142             82
 Accrued expenses                                          2,485          1,405
 Other                                                       304            270
 -------------------------------------------------------------------------------
 Total deferred tax assets                                 5,318          3,387
 Valuation allowance related to unrealized loss
  on investments                                            (142)           (82)
 -------------------------------------------------------------------------------
 Net deferred tax asset                                    5,176          3,305
 Deferred expenses                                        (1,976)        (3,158)
 Accelerated depreciation                                 (5,101)        (3,833)
 Unrealized gain on warrant                                 (588)          (270)
 Other                                                      (487)          (133)
 -------------------------------------------------------------------------------
 Total deferred tax liabilities                           (8,152)        (7,394)
 -------------------------------------------------------------------------------
 Net deferred tax liability                             $ (2,976)      $ (4,089)
 ===============================================================================

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense (exclusive of the tax effect related to the cumulative effect of accounting change) for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 is as follows (in thousands):

                                           1998        1997        1996
 -------------------------------------------------------------------------------
 Tax at U.S. federal statutory rate     $  20,982    $  14,919    $  10,341
 State and local income taxes               1,901        1,459        1,011
 Tax exempt investment income                (761)        (783)        (788)
 Other                                         59          177          368
 -------------------------------------------------------------------------------
 Total                                  $  22,181    $  15,772    $  10,932
 ===============================================================================

Income taxes paid were $15.9 million in 1998, $11.0 million in 1997 and $6.5 million in 1996.

9.  PJ America, Inc. Stock Warrant

PJ America, Inc. ("PJ America"), a franchisee of Papa John's, completed an initial public offering ("IPO") of its common stock effective October 25, 1996. In connection with the IPO, PJ America issued a warrant to us to purchase 225,000 shares of its common stock. The warrant is exercisable in whole or in part at any time within five years from the closing date of the IPO, and the purchase price of each share of common stock pursuant to the warrant is $11.25 per share (90% of the IPO price of $12.50 per share). The warrant was issued by PJ America to Papa John's in consideration for the grant of rights to enter into development agreements for certain specified territories and the waiver by us of certain market transfer fees. Our agreement with PJ America anticipates that PJ America will pay standard development and franchise fees in connection with opening restaurants in the specified territories.

We did not recognize income in connection with receipt of the warrant. The warrant is classified as an available-for-sale security, and accordingly, is stated at fair value in the consolidated balance sheets, with unrealized gains, net of tax, reported within comprehensive income.

The fair value of the warrant was $1.5 million on December 27, 1998 and $731,250 on December 28, 1997, based upon the closing price per share of $18.13 and $14.50 for PJ America common stock on those respective dates, and is reported in investments in the accompanying consolidated balance sheets. The intrinsic value of the warrant (market value of PJ America common stock less the exercise price of the warrant) is considered a reasonable approximation of the fair value of the warrant.

Certain of our officers and/or directors are also officers and/or directors of PJ America.

10.  Related Party Transactions

Certain of our officers and directors own equity interests in entities that operate and/or have rights to develop franchised restaurants. Certain of these affiliated entities have agreements to acquire area development rights at reduced development fees and also pay reduced initial franchise fees when restaurants are opened. All such entities pay royalties at the same rate as other franchisees. Following is a summary of transactions and balances with affiliated entities (in thousands):

                                      1998          1997          1996
--------------------------------------------------------------------------------
Revenues from affiliates:
  Commissary sales                 $  64,977     $  47,153     $  35,972
  Equipment and other sales           10,721         8,187         5,628
  Franchise royalties                  8,067         6,265         4,512
  Franchise and development fees       1,372         1,381           900
--------------------------------------------------------------------------------
Total                              $  85,137     $  62,986     $  47,012
================================================================================


Other income from affiliates       $     570     $     514     $      85
================================================================================
Accounts receivable-affiliates     $   2,273     $   2,454     $   2,932
================================================================================
Notes receivable-affiliates        $   4,741     $   7,997     $   2,407
================================================================================

We paid $966,000 in 1998, $689,000 in 1997 and $515,000 in 1996 for charter aircraft services provided by entities owned by certain directors and officers, including the Chief Executive Officer of Papa John's.

We advanced $183,000 in 1998, $197,000 in 1997 and $384,000 in 1996, in premiums for split-dollar life insurance coverage on the Chief Executive Officer for the purpose of funding estate tax obligations. Papa John's and the officer share the cost of the premiums. The premiums advanced by us will be repaid out of the cash value or proceeds of the policies.

During the fourth quarter of 1997, we acquired a 49% equity ownership interest in Mountain Pizza Group, L.L.C. ("MPG"), for $150,000 in cash. In July 1998, we acquired the remaining 51% for $565,000 in cash. In connection with the 1998 acquisition, we also assumed $2.4 million in MPG debt. MPG, an entity which operated seven Papa John's restaurants in Denver, Colorado, was owned by our President. The operating results of MPG were accounted for by the equity method until the remaining 51% was acquired in 1998. Also during the fourth quarter of 1997, we acquired three Papa John's restaurants near Denver, Colorado for $720,000 in cash. These restaurants were owned by our Chief Executive Officer and his wife.

During the second quarter of 1997, we acquired 16 Papa John's restaurants in North Carolina for $5.0 million (consisting of $4,960,000 in cash and a credit of $40,000 towards future development fees). A majority ownership interest in the franchisee of the North Carolina restaurants was held by certain of our directors and officers, including our Chief Executive Officer.

The above acquisitions were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our financial statements.

In December 1996, we sold our 10% ownership interest in L-N-W Pizza, Inc. ("L-N-W"), a franchisee that operates Papa John's restaurants in Florida, back to L-N-
W. Our Chief Operating Officer was the 90% owner of L-N-W prior to the sale and is now the sole owner. We sold our 10% interest for total consideration of $411,000, which represented a gross value of approximately $400,000 per restaurant.

11.  Lease Commitments

We lease office, retail and commissary space under operating leases with terms generally ranging from three to five years and providing for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the Consumer Price Index. We also lease certain equipment under operating leases with terms ranging from three to seven years. Future minimum lease payments are as follows: 1999 - $11.0 million; 2000 - $8.9 million; 2001 - $7.2 million; 2002 - $5.2 million; 2003 - $3.7 million; and thereafter - $8.0 million. Total rent expense was $10.3 million in 1998, $7.9 million in 1997, and $4.6 million in 1996.

12.  Stock Options

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", we have elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

We award stock options under the Papa John's International, Inc. 1993 Stock Ownership Incentive Plan (the "Incentive Plan") and the Papa John's International, Inc. 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan"). Shares of common stock authorized for issuance are 6,000,000 under the Incentive Plan and 270,000 under the Directors Plan. On February 25, 1999, the Board of Directors amended the Incentive Plan to increase the number of shares available for issuance to 6,400,000 shares and amended the Directors Plan to increase the number of shares available for issuance to 370,000 shares. These amendments will be submitted for stockholder approval at the Annual Meeting of Stockholders scheduled for May 20, 1999. Options granted under both plans generally expire ten years from the date of grant and vest over one to five year periods, except for certain options awarded under a multi-year operations compensation program which vest immediately upon grant.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if we have accounted for our employee stock options granted subsequent to December 25, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates of 4.8% and 5.7%; a dividend yield of 0%;

volatility factors of the expected market price of our common stock of .47; and a weighted-average expected life of the options of 4.0 and 3.6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in thousands, except per share amounts):

                                                     1998        1997       1996
--------------------------------------------------------------------------------
Pro forma net income before cumulative effect
  of a change in accounting principle            $ 29,011    $ 19,754    $14,772
Pro forma earnings per share:
     Basic                                       $    .99    $    .68    $   .53
     Diluted                                     $    .96    $    .67    $   .52

Because SFAS No. 123 is applicable only to options granted subsequent to December 25, 1994, our pro forma effect will not be fully reflected until a complete five years of vesting occurs for 1995 option awards in 2000.

Information pertaining to options for 1998, 1997 and 1996 is as follows (number of options in thousands):

                                              1998                             1997                             1996
                                 Number of    Weighted-Average    Number of    Weighted-Average    Number of    Weighted-Average
                                   Options      Exercise Price      Options      Exercise Price      Options      Exercise Price
                                 -------------------------------  -------------------------------  -----------------------------
Outstanding-beginning of year        5,197             $ 25.28        3,532             $ 20.98        1,725              $12.01
Granted                              1,535               37.90        2,259               29.30        2,108               27.31
Exercised                              545               21.41          351               10.09          180                7.13
Cancelled                              405               29.53          243               25.91          121               19.04
                                 -------------------------------  -------------------------------  -----------------------------
Outstanding-end of year              5,782             $ 28.54        5,197             $ 25.28        3,532             $ 20.98
                                 ===============================  ===============================  =============================
Exercisable-end of year              2,232             $ 25.64        1,567             $ 21.96          870             $ 13.19
                                 ===============================  ===============================  =============================
Weighted-average fair value
  of options granted during
  the year                         $ 13.43                          $ 10.22                           $ 9.65
                                 ===========                      ===========                      ===========

The number, weighted-average exercise price and weighted-average remaining contractual life of options outstanding as of December 27, 1998, and the number and weighted average exercise price of options exercisable as of December 27, 1998 follow (number of options in thousands):

                             Range of        Number of     Weighted-Average     Weighted-Average
                         Exercise Prices      Options       Exercise Price       Remaining Life
------------------------------------------------------------------------------------------------
Outstanding options:      $5.78 - $9.99           143          $  6.24                  4.56
                          10.00 - 19.99           916            16.17                  6.67
                          20.00 - 29.99         1,700            26.44                  7.96
                          30.00 - 44.00         3,023            34.53                  9.08
------------------------------------------------------------------------------------------------
          Total                                 5,782            28.54                  8.26
================================================================================================

Exercisable options:      $5.78 - $9.99           135          $  6.06
                          10.00 - 19.99           604            16.12
                          20.00 - 29.99           552            27.19
                          30.00 - 44.00           941            33.65
---------------------------------------------------------------------------
          Total                                 2,232            25.64
===========================================================================

As of December 27, 1998, contingent upon approval by our stockholders of the amendments to the Incentive Plan and Directors Plan described above, 50,000 shares were available for future issuance under the Incentive Plan, and 106,750 shares were available for future issuance under the Directors Plan.

13.  Defined Contribution Benefit Plan

We have established the Papa John's International, Inc. 401(k) Plan (the "Plan"), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The Plan is open to all employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. Administrative costs of the Plan are paid by us and are not significant.

14.  Segment Information

Effective at the beginning of 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way we report information about operating segments in our financial statements and for related disclosures about products and services, geographical areas, and major customers. The adoption did not affect our results of operations or financial position, but did affect the disclosure of segment information.

We have defined three reportable segments: restaurants, commissaries, and franchising. The restaurant segment consists of the operations of all Company-owned restaurants and derives its revenues from retail sales of pizza, breadsticks, cheesesticks and soft drinks to the general public. The commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues from the sale and distribution of food and paper products to Company-owned and franchised restaurants. The franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale of restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in restaurant operations principally to Company-owned and franchised restaurants.

Generally, we evaluate performance and allocate resources based on profit or loss from operations before income taxes and eliminations. Certain administrative and capital costs are allocated to segments based upon predetermined rates or actual estimated resource usage. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We account for intercompany sales and transfers as if the sales or transfers were to third parties and eliminate the related profit in consolidation.

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through December 27, 1998, substantially all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10% or more of our consolidated revenues.

Segment information is as follows:


(in thousands)                                1998         1997         1996
------------------------------------------------------------------------------
Revenues from external customers:
  Restaurants                               $324,894     $251,153     $167,982
  Commissaries                               261,009      188,034      142,998
  Franchising                                 38,499       29,645       22,113
  All others                                  45,404       39,952       26,959
------------------------------------------------------------------------------
Total revenues from external customers      $669,806     $508,784     $360,052
==============================================================================

Intersegment revenues:
  Commissaries                              $102,292     $ 77,596     $ 54,619
  Franchising                                    128          107          183
  All others                                  15,570       14,869       12,354
------------------------------------------------------------------------------
Total intersegment revenues                 $117,990     $ 92,572     $ 67,156
==============================================================================

Depreciation and amortization:
  Restaurants                               $ 10,915     $  8,294     $  5,454
  Commissaries                                 3,296        3,199        2,234
  Franchising                                     44           26          -
  All others                                     839          783          841
  Unallocated corporate expenses               4,310        7,490        5,129
------------------------------------------------------------------------------
Total depreciation and amortization         $ 19,404     $ 19,792     $ 13,658
==============================================================================

Income before income taxes:
  Restaurants                               $ 11,430     $  5,316     $  2,427
  Commissaries                                17,893       14,260        8,598
  Franchising                                 33,066       25,297       19,569
  All others                                   5,033        3,422          426
  Unallocated corporate expenses              (7,191)      (5,405)      (1,269)
  Elimination of intersegment profits           (282)        (265)        (205)
------------------------------------------------------------------------------
Total income before income taxes            $ 59,949(1)  $ 42,625     $ 29,546
==============================================================================

Gross fixed assets:
  Restaurants                               $118,939     $ 91,237     $ 60,625
  Commissaries                                42,503       27,673       19,854
  All others                                   4,368        4,110        3,906
  Unallocated corporate assets                51,597       22,292       17,128
  Accumulated depreciation                   (48,204)     (32,711)     (20,796)
------------------------------------------------------------------------------
Net fixed assets                            $169,203     $112,601     $ 80,717
==============================================================================

Expenditures for fixed assets:
  Restaurants                               $ 28,788     $ 29,068     $ 20,740
  Commissaries                                14,873        7,877        4,470
  All others                                     290          269          578
  Corporate                                   25,297        5,921        3,004
------------------------------------------------------------------------------
Total expenditures for fixed assets         $ 69,248     $ 43,135     $ 28,792
==============================================================================

(1) Excludes the cumulative effect of a change in accounting principle.

15.  Quarterly Data (unaudited, in thousands, except per share data)

Quarter                                           1st                  2nd                   3rd                   4th
-------------------------------------------------------------------------------------------------------------------------------
                                            1998     1997        1998      1997        1998      1997       1998       1997
-------------------------------------------------------------------------------------------------------------------------------
Total revenues                            $152,928  $109,643   $162,273   $126,212   $166,428   $128,252   $188,177   $144,677
Operating income:
  As previously reported                    12,559     8,382     14,066      9,200     13,835      9,697     15,841     11,915
  As restated                               12,024     7,934     13,418      8,832     14,234      9,705     15,841     11,649
Income before cumulative effect of
  a change in accounting principle           8,243     5,693      9,197      6,271      9,675      6,854     10,653      8,035
Net Income:
  As previously reported                     8,280     5,693      9,392      6,271      9,591      6,854     10,653      8,035
  As restated                                5,640     5,693      9,197      6,271      9,675      6,854     10,653      8,035

Basic earnings per share:
  Income before cumulative effect of
  a change in accounting principle         $   .28  $    .20   $    .31   $    .22   $    .33   $    .24   $    .36   $    .28
Net income:
  As previously reported                       .28       .20        .32        .22        .33        .24        .36        .28
  As restated                                  .19       .20        .31        .22        .33        .24        .36        .28

Diluted earnings per share:
  Income before cumulative effect of
  a change in accounting principle         $   .28  $    .19   $    .30   $    .21   $    .32   $    .23   $    .35   $    .27
Net income:
  As previously reported                       .28       .19        .31        .21        .32        .23        .35        .27
  As restated                                  .19       .19        .30        .21        .32        .23        .35        .27


All quarterly information above is presented in 13 week periods. Quarterly amounts for 1998 previously reported have been restated to reflect the adoption of SOP 98-5. Operating income amounts for 1998 and 1997 previously reported have also been restated to conform with certain reclassifications made for 1998 year end presentation.

Report of Management

The consolidated financial statements appearing in this Annual Report have been prepared by management, which is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

Management is responsible for the system of internal controls over financial reporting at Papa John's International, Inc. and its subsidiaries, a system designed to provide reasonable assurance regarding the preparation of reliable published financial statements. This system is augmented by written policies and procedures and the selection and training of qualified personnel. Management believes that its system of internal controls over financial reporting provides reasonable assurance that the financial records are reliable for preparing financial statements.

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


Report of Independent Auditors


The Board of Directors and Stockholders
Papa John's International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John's International, Inc. and subsidiaries (the "Company") as of December 27, 1998 and December 28, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the three years in the period ended December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John's International, Inc. and subsidiaries at December 27, 1998 and December 28, 1997, and the consolidated results of their operations and their cash flows for the three years in the period ended December 27, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective for the fiscal year 1998, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities."

                                    /s/ Ernst & Young LLP

Louisville, Kentucky
February 26, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.



                                    PART III

Items 10, 11, 12 and 13. Directors and Officers of the Registrant; Executive
      Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions:

     The information required by these items, other than the information set forth in this Report under Part I, "Executive Officers of the Registrant," is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information. Such information is incorporated herein by reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements:

     The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:


     Consolidated Statements of Income for the years ended December 27, 1998,
          December 28, 1997 and December 29, 1996
     Consolidated Balance Sheets as of December 27, 1998 and December 28, 1997 Consolidated Statements of Stockholders' Equity for the years ended
          December 27, 1998, December 28, 1997 and December 29, 1996 Consolidated Statements of Cash Flows for the years ended December 27,
          1998, December 28, 1997 and December 29, 1996
     Notes to Consolidated Financial Statements
     Report of Independent Auditors

(a)(2) Consolidated Financial Statement Schedules:

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3)  Exhibits:

     3.1 Our Amended and Restated Certificate of Incorporation. Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

     3.2 Our Restated By-Laws. Exhibit 3.2 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

     3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Papa John's International, Inc. Exhibit 3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, is incorporated herein by reference.

     4.1 Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

     4.2 Amended and Restated Certificate of Incorporation and Restated By-Laws (See 3.1, 3.2 and 3.3 above) is incorporated herein by reference.

     *10.1 Consulting Agreement dated March 29, 1991, between Papa John's and Richard F. Sherman. Exhibit 10.4 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

     10.2 Lease dated November 7, 1990, including amendments I, II and III thereto, between Papa John's and CWK #7, a Texas limited partnership, relating to our corporate offices. Exhibit 10.5 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

     *10.3 Lease dated November 9, 1990, including amendments thereto, between Papa John's and Crow-Kessler, a Texas limited partnership, relating to our commissary and distribution facility in Louisville, Kentucky.
            Exhibit 10.6 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

     10.4 Lease dated January 15, 1993, between Papa John's and CWK #7, a Texas limited partnership, relating to our corporate offices.
            Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

     *10.5  Papa John's International, Inc. 1993 Stock Ownership Incentive Plan.
            Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference.

     *10.6 Papa John's International, Inc. 1993 Stock Option Plan for Non-Employee Directors. Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference.

     *10.7 Employment and Non-Competition Agreement dated January 1, 1993, between Papa John's and Richard J. Emmett. Exhibit 10.14 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

     10.8 Our standard Franchise Agreement. Exhibit 10.8 to our annual report on Form 10-K for the fiscal year ended December 29, 1996, is incorporated herein by reference.

     10.9 Lease dated May 14, 1993, between PJ Food Service, Inc. and Sample Properties relating to our commissary facility in Raleigh, North Carolina. Exhibit 10.16 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

     10.10 Amendment IV to Lease dated November 7, 1990 (and related leases), by and between Papa John's and CWK #7, a Texas limited partnership, relating to our corporate offices. Exhibit 10.17 to our Registration Statement on Form S-1 (Registration No. 33-73530) is incorporated herein by reference.

     10.11 Lease dated November 1, 1993, between PJ Food Service, Inc. and Jackson Developers, LLC, a Missouri limited liability company, relating to our commissary and distribution facility in Jackson, Mississippi. Exhibit 10.18 to our Registration Statement on Form S-1 (Registration No. 33-73530) is incorporated herein by reference.

     10.12 Second Amended and Restated Loan Agreement, and related promissory note, each dated June 30,1995, between Papa John's and PNC Bank, Kentucky, Inc. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarterly period ended June 25, 1995 is incorporated herein by reference.

     10.13 Amendment V to Lease dated November 7, 1990 (and related leases), by and between Papa John's and CWK #7, a Texas limited partnership, relating to our corporate offices. Exhibit 10.22 to our Registration Statement on Form S-1 (Registration No. 33-73530) is incorporated herein by reference.

     10.14 Loan Agreement among Mississippi Business Finance Corporation (acting for and on behalf of the State of Mississippi), Bank of Mississippi (as Servicing Trustee) and PJFS of Mississippi, Inc.
            Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 27, 1994 is incorporated herein by reference.

     10.15 Amendment VI to Lease dated November 7, 1990 (and related leases), by and between Papa John's and CWK #7, a Texas Partnership, relating to the Company's corporate offices. Exhibit 10.28 to the Company's Annual Report on From 10-K for the fiscal year ended December 25, 1994 is incorporated herein by reference.

     10.16 Third Amended and Restated Loan Agreement dated June 30, 1996, between Papa John's and PNC Bank, Kentucky, Inc. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarterly period ended September 29, 1996 is incorporated herein by reference.

     10.17 Agreement and Plan of Merger dated December 1, 1995, by and among Papa John's International, Inc., Papa John's USA, Inc., Kentuckiana Pizza, Ltd., Kentuckiana Pizza, Ltd., II (Collectively, "Kentuckiana Pizza") and all of the stockholders of Kentuckiana Pizza. Exhibit
            2.1 to the Company's Current Report on Form 8-K dated December 1, 1995 is incorporated herein by reference.

     10.18 Agreement and Plan of Merger dated October 16, 1995 by and among Papa John's International, Inc., Papa John's USA, Inc., NRG, Inc. ("NRG") and all of the stockholders of NRG. Exhibit 2.2 to our Current Report on Form 8-K dated December 1, 1995 is incorporated herein by reference.

     *10.19 1996 Papa John's International, Inc. Executive Option Program.
            Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

     10.20 Lease dated November 29, 1995 between PJ Food Service, Inc. and Arlington-OP&F, Inc. relating to our distribution facility in Dallas, Texas. Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

     10.21 Lease dated January 3, 1996, between PJ Food Service, Inc. and Fraser, L.L.C. relating to the Company's commissary and distribution facility in Denver, Colorado. Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

     10.22 Amendment VII to Lease dated November 7, 1990 (and related leases) between Papa John's and CWK #7 Limited Partnership, related to our corporate offices. Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

     10.23 Lease dated January 23, 1996, between PJ Food Service, Inc. and CWK #8 relating to commercial and corporate office space in Louisville, Kentucky. Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

     10.24 Agreement for Purchase and Sale of Real Estate dated February 28, 1996, by and between Papa John's USA, Inc., NTS/Crossings Corporation and NTS Bluegrass Commonwealth Park, relating to approximately 6 acres of land in Louisville, Kentucky. Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

     10.25 Lease dated September 30, 1996, between PJ Food Service, Inc. and Opus Southwest Corporation relating to our commissary and distribution facility opened in Tempe, Arizona. Exhibit 10.27 to our annual report on Form 10-K for the fiscal year ended December 29, 1996 is incorporated herein by reference.

     10.26 Sublease dated January 16, 1997, between PJ Food Service, Inc. and Distribution Unlimited, Inc. relating to the Company's commissary and distribution facility opened in Rotterdam, New York. Exhibit
            10.26 to our annual report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

     10.27 Lease dated August 30, 1996, between PJ Food Service, Inc. and A. Terry Moss and Ira E. White relating to the Company's commissary and distribution facility opened in Des Moines, Iowa. Exhibit 10.29 to our annual report on Form 10-K for the fiscal year ended December 29, 1996 is incorporated herein by reference.

     *10.28 Amendment to Papa John's International, Inc. 1993 Stock Ownership Incentive Plan. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended June 29, 1997 is incorporated herein by reference.

     10.29 Discretionary Line of Credit dated June 30, 1997, between the Company and PNC Bank, Kentucky, Inc. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 28, 1997 is incorporated herein by reference.

     *10.30 Amended and Restated Chief Operating Officer Agreement dated October 9, 1997, by and between Papa John's and Wade S. Oney.
             Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 28, 1997 is incorporated herein by reference.

     10.31 Lease dated November 27, 1997 by and between Papa John's and SF Property Investments, LLC, an Oregon limited liability corporation, relating to our commissary and distribution facility in Portland, Oregon. Exhibit 10.31 to our annual report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

     10.32 Amendment II to Lease dated November 9, 1990 between the Company and Crow-Kessler, a Texas limited partnership, relating to our commissary and distribution facility in Louisville, Kentucky.
            Exhibit 10.32 to our annual report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

     10.33 Amendment VIII to Lease dated November 7, 1990 (and related leases) between Papa John's and CWK #7 Limited Partnership, related to our corporate offices. Exhibit 10.33 to our annual report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

     10.34 First Lease Modification Agreement to Lease dated May 14, 1993 between PJ Food Service, Inc., and Sample Properties relating to our commissary and distribution facility in Raleigh, North Carolina.
            Exhibit 10.34 to our annual report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

     10.35 First Amendment to Lease dated November 29, 1995 between PJ Food Service, Inc. and Arlington-OP&F, Inc. relating to the Company's distribution facility in Dallas, Texas. Exhibit 10.35 to our annual report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

     10.36 Amendment IX to Lease dated November 7, 1990 (and related leases) between Papa John's and CWK #7 Limited Partnership, related to our corporate offices. Exhibit 10.36 to our annual report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

     10.37 Amendment III to Lease dated November 9, 1990 between Papa John's and Crow-Kessler, a Texas limited partnership, relating to our commissary and distribution facility in Louisville, Kentucky.
            Exhibit 10.37 to our annual report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

     10.38 Lease dated December 6, 1998, between PJ Food Service, Inc. and The Buncher Company relating to our commissary and distribution facility to be opened in Pittsburgh, Pennsylvania.

     10.39 Amendment to Papa John's International, Inc. 1993 Stock Ownership Incentive Plan. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended June 28, 1998 is incorporated herein by reference.

     21     Subsidiaries of the Company:
            (a) PJ Food Service, Inc., a Kentucky corporation
            (b) Papa John's USA, Inc., a Kentucky corporation
            (c) Papa John's Support Services, Inc., a Kentucky corporation
            (d) PJFS of Mississippi, Inc., a Mississippi corporation
            (e) Risk Services Corp., a Kentucky corporation
            (f) Capital Delivery, Ltd., a Kentucky corporation

     23     Consent of Ernst & Young LLP

     27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

     27.2 Restated Financial Data Schedule including columns for the quarters ended September 27, 1998, June 28, 1998 and March 29, 1998. The
          schedule is submitted electronically to the Securities and Exchange Commission for information only and is not deemed to be filed with the Commission.

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

Date:  March 24, 1999      PAPA JOHN'S INTERNATIONAL, INC.


                              By: /s/ John H. Schnatter
                                  -------------------------
                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                          Date
---------                     -----                          ----


/s/ John H. Schnatter    Chairman, Chief Executive Officer    March 24, 1999
---------------------    and Director (Principal Executive
 John H. Schnatter       Officer)


/s/ Blaine E. Hurst      Vice Chairman, President and         March 24, 1999
-------------------      Director
 Blaine E. Hurst


/s/ Charles W. Schnatter Senior Vice President, Secretary,    March 24, 1999
------------------------ General Counsel and Director
 Charles W. Schnatter


/s/ O. Wayne Gaunce      Director                             March 24, 1999
-------------------
 O. Wayne Gaunce


/s/ Jack A. Laughery     Director                             March 24, 1999
--------------------
 Jack A. Laughery


/s/ Michael W. Pierce    Director                             March 24, 1999
---------------------
 Michael W. Pierce

Signature                     Title                          Date
---------                     -----                          ----

/s/ Richard F. Sherman    Director                         March 24, 1999
------------------------
 Richard F. Sherman

/s/ E. Drucilla Milby     Senior Vice President,
----------------------    Chief Financial Officer          March 24, 1999
E.Drucilla Milby          and Treasurer(Principal
                          Financial Officer)

/s/ J. David Flanery      Vice President and Corporate     March 24, 1999
------------------------  Controller(Principal
J. David Flanery          Accounting Officer)

                                 EXHIBIT INDEX

                                                     Sequentially
Exhibit                                               Numbered
Number         Description of Exhibit                  Page
 ------------------------------------------------------------------------------
10.38 Lease dated December 6, 1998, between PJ Food Service, Inc. and The Buncher Company relating to our commissary and distribution facility to be opened in Pittsburgh, Pennsylvania.

21      Subsidiaries of the Company

23      Consent of Ernst & Young LLP

27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and is not deemed to be filed with the Commission.

27.2 Restated Financial Data Schedule including columns for the quarters ended September 27, 1998, June 28, 1998 and March 29, 1998. The schedule is submitted electronically to the Securities and Exchange Commission for information only and is not deemed to be filed with the Commission

99.1    Cautionary Statements