Form 10-Q
period 1999-03-28
PAPA JOHNS INTERNATIONAL INC
filed 1999-05-12
CIK 901491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 1999

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

                           Yes   X          No
                               -----           ------

     At May 3, 1999, there were outstanding 30,142,253 shares of the registrant's common stock, par value $.01 per share.


                                 INDEX

                                                                       Page No.
                                                                      ---------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets --
            March 28, 1999 and December 27, 1998                            2

            Condensed Consolidated Statements of Income  --
            Three Months Ended March 28, 1999 and March 29, 1998            3

            Condensed Consolidated Statements of Stockholders'
            Equity -- Three Months Ended March 28, 1999 and
            March 29, 1998                                                  4

            Condensed Consolidated Statements of Cash Flows --
            Three Months Ended March 28, 1999 and March 29, 1998            5

            Notes to Condensed Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              12

Item 6.     Exhibits and Reports on Form 8-K                               12



PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements


               Papa John's International, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                        March 28, 1999         December 27, 1998
(In thousands)                                          (Unaudited)           (Restated - see note)
---------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                               $ 37,400                  $ 33,814
  Accounts receivable                                       18,931                    17,420
  Inventories                                                8,951                     9,808
  Prepaid expenses and other current assets                  5,426                     4,891
  Deferred income taxes                                      2,090                     2,090
---------------------------------------------------------------------------------------------------
Total current assets                                        72,798                    68,023

Investments                                                 47,120                    47,355
Net property and equipment                                 191,408                   172,872
Notes receivable from franchisees                            9,096                     8,990
Other assets                                                22,908                    22,484
---------------------------------------------------------------------------------------------------
Total assets                                              $343,330                  $319,724
===================================================================================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                        $ 19,680                  $ 18,389
  Accrued expenses                                          28,635                    27,106
---------------------------------------------------------------------------------------------------
Total current liabilities                                   48,315                    45,495

Unearned franchise and development fees                      6,350                     6,561
Long-term debt                                               8,375                     8,230
Deferred income taxes                                          258                     5,066
Other long-term liabilities                                    203                       202

Stockholders' equity:
  Preferred stock                                                -                         -
  Common stock                                                 301                       298
  Additional paid-in capital                               180,058                   166,209
  Accumulated other comprehensive income (unrealized
   gain on investments, net of tax)                          1,112                       688
  Retained earnings                                         98,839                    87,456
  Treasury stock                                              (481)                     (481)
---------------------------------------------------------------------------------------------------
Total stockholders' equity                                 279,829                   254,170
---------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $343,330                  $319,724
===================================================================================================

Note: The Condensed Consolidated Balance Sheet at December 27, 1998 has been derived from the audited financial statements at that date restated to reflect the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see note 3).

See accompanying notes.

               Papa John's International, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                                                       Three Months Ended
                                                                                            March 28, 1999         March 29, 1998
(In thousands, except per share amounts)                                                                       (Restated - see note)
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Restaurant sales                                                                               $ 94,452                 $ 79,909
   Franchise royalties                                                                               9,418                    7,213
   Franchise and development fees                                                                    1,470                    1,102
   Commissary sales                                                                                 70,004                   56,335
   Equipment and other sales                                                                        12,007                   10,934
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                     187,351                  155,493

Costs and expenses:
Restaurant expenses:
   Cost of sales                                                                                    23,227                   21,216
   Salaries and benefits                                                                            25,318                   21,326
   Advertising and related costs                                                                     8,137                    7,069
   Occupancy costs                                                                                   4,590                    3,823
   Other operating expenses                                                                         12,724                   10,523
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    73,996                   63,957
Commissary, equipment and other expenses:
   Cost of sales                                                                                    62,354                   52,674
   Salaries and benefits                                                                             5,610                    3,882
   Other operating expenses                                                                          6,849                    5,232
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    74,813                   61,788

General and administrative expenses                                                                 14,095                   12,570
Pre-opening and other general expenses                                                               1,416                    1,182
Depreciation and amortization expense                                                                5,531                    4,622
------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                                           169,851                  144,119
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                                    17,500                   11,374
Investment income                                                                                      792                      976
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of a
   change in accounting principle                                                                   18,292                   12,350

Income tax expense                                                                                   6,909                    4,841
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in accounting principle                                 11,383                    7,509

Cumulative effect of accounting change, net of tax                                                       -                   (2,603)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                        $ 11,383                  $ 4,906
====================================================================================================================================
Basic earnings per share:
     Income before cumulative effect of a change in accounting principle                          $   0.38                  $  0.26
     Cumulative effect of accounting change, net of tax                                                  -                    (0.09)
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                                          $   0.38                  $  0.17
====================================================================================================================================
Diluted earnings per share:
   Income before cumulative effect of a change in accounting principle                            $   0.37                  $  0.25
   Cumulative effect of accounting change, net of tax                                                    -                    (0.09)
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                        $   0.37                  $  0.16
====================================================================================================================================
Basic weighted average shares outstanding                                                           29,966                   29,290
====================================================================================================================================
Diluted weighted average shares outstanding                                                         31,099                   30,111
====================================================================================================================================

Note: The Condensed Consolidated Statement of Income for the three months ended
      March 29, 1998, has been restated to reflect the adoption of SOP 98-5 and the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see note 2 and note 3).

See accompanying notes.

               Papa John's International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

                                                                 Accumulated
                                                 Additional         Other                                          Total
                                      Common       Paid-In      Comprehensive      Retained      Treasury      Stockholders'
(In thousands)                         Stock       Capital          Income         Earnings       Stock           Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1997
 as previously reported                  $291       $149,850            $  321      $62,752         $(481)          $212,733
Restatement for acquisition                 1          1,499                 -       (7,237)            -             (5,737)
                                         -----------------------------------------------------------------------------------
Balance at December 28, 1997
 as restated                              292        151,349               321       55,515          (481)           206,996

Comprehensive income:
  Net income                                -              -                 -        4,906             -              4,906
  Unrealized gain on investments,
    net of tax of $314                      -              -               486            -             -                486
                                                                                                                    --------
Comprehensive income                                                                                                   5,392
Exercise of stock options                   2          2,915                 -            -             -              2,917
Tax benefit related to exercise of
 non-qualified stock options                -            563                 -            -             -                563
Other                                       -              -                 -            1             -                  1
----------------------------------------------------------------------------------------------------------------------------
Balance at March 29, 1998                $294       $154,827            $  807      $60,422         $(481)          $215,869
============================================================================================================================
Balance at December 27, 1997
 as restated                             $298       $166,209            $  688      $87,456         $(481)          $254,170
Comprehensive income:
 Net income                                 -              -                 -       11,383             -             11,383
 Unrealized gain on investments,                                                          -
 net of tax of $187                         -              -               424            -             -                424
                                                                                                                    --------
Comprehensive income                                                                                                  11,807
Exercise of stock options                   3          6,406                 -            -             -              6,409
Tax benefit related to exercise of
 non-qualified stock options                -          2,129                 -            -             -              2,129
Deferred tax asset - acquisition            -          5,245                 -            -             -              5,245
Other                                       -             69                 -            -             -                 69
----------------------------------------------------------------------------------------------------------------------------
Balance at March 28, 1999                $301       $180,058            $1,112      $98,839         $(481)          $279,829
============================================================================================================================

Note:  The Condensed Consolidated Statements of Stockholders' Equity for all prior periods presented have been restated to reflect the adoption of SOP 98-5 and the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see note 2 and note 3).
See accompanying notes.

               Papa John's International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                 Three Months Ended
                                                                                      March 28, 1999             March 29, 1998
(In thousands)                                                                                               (Restated - see note)
------------------------------------------------------------------------------------------------------------------------------------
Operating activities

Net cash provided by operating activities                                                   $ 20,278                     $ 17,212

Investing activities
Purchase of property and equipment                                                           (25,232)                     (12,362)
Purchase of investments                                                                       (9,765)                      (4,924)
Proceeds from sale or maturity of investments                                                 10,515                        4,584
Loans to franchisees                                                                            (183)                      (2,444)
Loan repayments from franchisees                                                                  77                        1,664
Deferred systems development costs                                                              (298)                        (274)
Acquisitions                                                                                    (825)                        (228)
Other                                                                                            263                           12
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (25,448)                     (13,972)

Financing activities
Payments on long-term debt                                                                    (2,365)                        (625)
Proceeds from issuance of long-term debt                                                       2,510                        1,440
Proceeds from exercise of stock options                                                        6,409                        2,917
Tax benefit related to exercise of non-qualified
  stock options                                                                                2,129                          563
Other                                                                                             73                           (3)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                      8,756                        4,292
----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                      3,586                        7,532
Cash and cash equivalents at beginning of period                                              33,814                       18,835
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $ 37,400                     $ 26,367
==================================================================================================================================

Note: The Condensed Consolidated Statement of Cash Flow for the three months ended March 29, 1998, has been restated to reflect the adoption of SOP 98-5 and the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see note 2 and note
       3).

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 28, 1999

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 1999, are not necessarily indicative of the results that may be expected for the year ended December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John's International, Inc. (referred to as the "Company," "Papa John's" or in the first person notations of "we," "us" and "our"), for the year ended December 27, 1998.

2.   Accounting Change

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" (the "SOP"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, we capitalized our start-up costs incurred primarily in connection with opening new restaurant and commissary locations and amortized these costs on a straight line basis over a period of one year from the facility's opening date. We adopted the provisions of the SOP at the time we issued our financial statements for the year ended December 27, 1998 and have restated all previously reported interim financial statements. The adoption resulted in a charge in the first quarter of 1998 for the cumulative effect of an accounting change of $2.6 million, net of taxes of $1.5 million, to expense costs that had been previously capitalized prior to 1998. Excluding the one-time cumulative effect, the adoption of the new accounting standard did not have a material impact on 1998 operating results.

3.   Business Combinations

On March 28, 1999, we acquired Minnesota Pizza Company, LLC ("Minnesota Pizza"), a franchisee which operated 37 Papa John's restaurants in the Minneapolis/St. Paul, Minnesota market. We issued 128,119 shares of our common stock valued at $5.4 million in exchange for all of the issued and outstanding ownership interests of Minnesota Pizza. The transaction was accounted for as a pooling of interests. Our operating results for the first quarter of 1999, and previously reported results of operations and balance sheets, have been restated to include Minnesota Pizza. Intercompany transactions between the Company and Minnesota Pizza have been eliminated in the accompanying restated condensed consolidated financial statements. The operating results previously reported by the Company and Minnesota Pizza separately are summarized below:

                         Three Months Ended March 28, 1999      Three Months Ended March 29, 1998
(In thousands)           Papa John's       Minnesota Pizza      Papa John's       Minnesota Pizza
-------------------------------------------------------------------------------------------------
Total revenues               $182,978               $6,465          $152,928               $3,991
Eliminations                   (2,092)                 -              (1,426)                 -
                         ------------      ---------------      ------------      ---------------
Net combined revenue          180,886                6,465           151,502                3,991

Net income (loss)              11,516                 (133)            5,640                 (734)

Pro forma net income
 (loss)                        11,516                  (82)            5,640                 (455)

The Minnesota Pizza pro forma net income (loss) includes an income tax benefit for the treatment of Minnesota Pizza as a C Corporation rather than a limited liability company taxed as a partnership, with an assumed effective income tax rate of 38%.



4.   Segment Information
                                                       Three Months Ended
                                          March 28, 1999            March 29, 1998
(in thousands)                                              (Restated - see notes 2 and 3)
-----------------------------------------------------------------------------------------
Revenues from external customers:
  Restaurants                                $ 94,452                $ 79,909
  Commissaries                                 70,004                  56,335
  Franchising                                  10,888                   8,315
  All others                                   12,007                  10,934
-----------------------------------------------------------------------------------------
Total revenues from external customers       $187,351                $155,493
=========================================================================================

Intersegment revenues:
  Commissaries                               $ 26,856                $ 24,668
  Franchising                                      34                      31
  All others                                    3,273                   3,814
-----------------------------------------------------------------------------------------
Total intersegment revenues                  $ 30,163                $ 28,513
=========================================================================================

Income before income taxes:
  Restaurants                                $  5,364                $  3,261
  Commissaries                                  5,400                   3,659
  Franchising                                   9,357                   7,064
  All others                                    1,131                   1,034
  Unallocated corporate expenses               (2,982)                 (2,581)
  Elimination of intersegment profits              22                     (87)
-----------------------------------------------------------------------------------------
Total income before income taxes             $ 18,292                $ 12,350 (1)
=========================================================================================

Gross fixed assets:
  Restaurants                                $131,926
  Commissaries                                 49,501
  All others                                    4,671
  Unallocated corporate assets                 59,145
  Accumulated depreciation                    (53,835)
------------------------------------------------------
Net fixed assets                             $191,408
======================================================

(1) Excludes the cumulative effect of a change in accounting principle.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restaurant Progression (1)

                                           Three Months Ended
                                       March 28,           March 29,
                                         1999                1998
---------------------------------------------------------------------
U.S. Company-owned:

Beginning of period                         514                  427
Opened                                        4                   20
Closed                                       (1)                   -
Sold to franchisees                          (5)                   -
Acquired from franchisees                     2                    1
---------------------------------------------------------------------
End of period                               514                  448
---------------------------------------------------------------------

U.S. franchised:

Beginning of period                       1,365                1,090
Opened                                       69                   61
Closed                                       (2)                   -
Sold to Company                              (2)                  (1)
Acquired from Company                         5                    -
---------------------------------------------------------------------
End of period                             1,435                1,150
---------------------------------------------------------------------

International franchised:

Beginning of period                           6                    -
Opened                                        3                    -
---------------------------------------------------------------------
End of period                                 9                    -
---------------------------------------------------------------------

Total at end of period                    1,958                1,598
=====================================================================

(1) Restated for the acquisition of Minnesota Pizza (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Results of Operations

On March 28, 1999, we acquired Minnesota Pizza Company, LLC ("Minnesota Pizza"), a franchisee which operated 37 Papa John's restaurants in the Minneapolis/St. Paul, Minnesota market. The transaction was accounted for as a pooling of interests. Our operating results for the first quarter of 1999 and previously reported results of operations and balance sheets have been restated to include Minnesota Pizza.

Revenues. Total revenues increased 20.5% to $187.4 million for the three months ended March 28, 1999, from $155.5 million for the comparable period in 1998.

Restaurant sales increased 18.2% to $94.5 million for the three months ended March 28, 1999, from $79.9 million for the comparable period in 1998. This increase was primarily due to an increase of 17.5% in the number of equivalent Company-owned restaurants open during the three months ended March 28, 1999, compared to the same period in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, sales increased 2.9% for the three months ended March 28, 1999, over the comparable period in 1998 for Company-owned restaurants open throughout both periods due to reduced price discounting during the 1999 quarter.

Franchise royalties increased 30.6% to $9.4 million for the three months ended March 28, 1999, from $7.2 million for the comparable period in 1998. This increase was primarily due to an increase of 25.3% in the number of equivalent franchised restaurants open during the three months ended March 28, 1999, compared to the same period in the prior year. Also, sales increased 9.2% for the three months ended March 28, 1999, over the comparable period in 1998 for franchised restaurants open throughout both periods.

Franchise and development fees increased 33.4% to $1.5 million for the three months ended March 28, 1999, from $1.1 million for the comparable period in 1998. This increase was primarily due to the 72 franchised restaurants opened during the quarter, versus the 61 opened during the comparable period in 1998 and the mix of development agreements under which the restaurants were opened. The average dollar amount of fees per franchised restaurant opening may vary from period to period, as restaurants opened pursuant to older development agreements and certain "Hometown restaurants" generally have lower required fees than restaurants opened pursuant to more recent development agreements. "Hometown restaurants" are generally located in smaller markets with fewer than 9,000 households. Hometown restaurant development agreements entered into subsequent to March 1998, generally provide for fees equivalent to those under standard development agreements.

Commissary sales increased 24.3% to $70.0 million for the three months ended March 28, 1999, from $56.3 million for the comparable period in 1998. This increase was primarily the result of the increases in equivalent franchised restaurants previously noted.

Equipment and other sales increased 9.8% to $12.0 million for the three months ended March 28, 1999, from $10.9 million for the comparable period in 1998. This increase was primarily due to ongoing equipment and smallwares orders related to the previously noted increase in equivalent franchised restaurants and the increase in the number of new restaurant equipment packages sold to franchisees that opened restaurants during the first quarter of 1999 as compared to the same period in 1998. The increase was partially offset by the decrease in sales of the Papa John's PROFIT System, a proprietary point of sale system, for the three months ended March 28, 1999, compared to the same period in 1998. Substantially all franchisees had installed the Papa John's PROFIT System by March 29, 1998.

Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 24.6% for the three months ended March 28, 1999, from 26.6% for the comparable period in 1998. This decrease is primarily attributable to reduced restaurant menu price discounting during the 1999 quarter.

Restaurant salaries and benefits (26.8% and 26.7%), occupancy costs (4.9% and 4.8%) and advertising and related costs (8.6% and 8.8%) were relatively consistent as a percentage of restaurant sales for the three months ended March 28, 1999 and March 29, 1998.

Other restaurant operating expenses increased as a percentage of restaurant sales to 13.5% for the three months ended March 28, 1999, from 13.2% for the comparable period in 1998. The increase in other operating expenses as a percentage of restaurant sales was primarily due to costs related to preparation for the 14th anniversary promotion in April 1999. Other operating expenses include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, information systems, and printing and promotional items to franchisees and other customers. These costs decreased as a percentage of combined commissary sales and equipment and other sales to 91.2% for the three months ended March 28, 1999, as compared to 91.9% for the same period in 1998. Cost of sales as a percentage of combined commissary sales and equipment and other sales decreased to 76.0% for the three months ended March 28, 1999, from 78.3% for the comparable period in 1998. This decrease is due primarily to the timing of certain favorable commodity price changes and the change in classification of certain expenses to salaries and benefits previously reported as cost of sales. Salaries and benefits increased to 6.8% for the three months ended March 28, 1999, from 5.8% for the comparable period in 1998 due primarily to the change in classification of certain expenses previously reported in cost of sales and general and administrative expenses. Other operating expenses increased to 8.4% for the three months ended March 28, 1999, from 7.8% for the comparable period in 1998, due primarily to higher delivery costs related to the transition to a new distribution vendor and costs related to preparation for the 14th anniversary promotion in April 1999.

General and administrative expenses as a percentage of total revenues decreased to 7.5% for the three months ended March 28, 1999, from 8.1% for the comparable period in 1998 due to leveraging expenses on a higher sales base and the classification of certain expenses to commissary, equipment and other salaries and benefits previously reported as general and administrative expenses.

Pre-opening and other general expenses increased slightly to $1.4 million for the three months ended March 28, 1999, from $1.2 million for the comparable period in 1998. The increase was primarily due to losses related to the divestiture of five stores and closure of one store, partially offset by lower restaurant pre-opening expenses. Restaurant pre-opening costs decreased due to the lower number of corporate restaurant openings in the first quarter of 1999 compared to the same period in 1998.

Depreciation and amortization was consistent as a percentage of total revenues at 3.0% in both quarters.

Investment Income. Investment income decreased to $792,000 at March 28, 1999, compared to $976,000 for the comparable period in 1998 primarily due to a lower average balance of franchise loans in the first quarter of 1999 as compared to the same period in 1998.

Income Tax Expense. Income tax expense, exclusive of Minnesota Pizza operating results, reflects a combined federal, state and local effective tax rate of 37.5% for the three months ended March 28, 1999, compared to 37.0% for the comparable period in 1998 (see note 3). The effective tax rate in 1999 increased as a result of a relative decrease in the level of tax-exempt investment income to total pre-tax income.

Liquidity and Capital Resources

We require capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities and the funding of franchisee loans. Capital expenditures of $25.2 million for the three months ended March 28, 1999, were funded by cash flow from operations and cash generated from the exercise of stock options. Subsequent to March 28, 1999, we have also retired $7.5 million of debt assumed in connection with our acquisition of Minnesota Pizza.

Cash flow from operations increased to $20.3 million for the three months ended March 28, 1999, from $17.2 million for the comparable period in 1998, due primarily to the higher level of net income for the first quarter of 1999 partially offset by increases in other components of working capital.

In addition to restaurant development and potential acquisitions, significant capital projects for the next 12 months are expected to include a full-service commissary in Dallas, Texas by mid-1999. In mid-1999, we also expect to open a 247,000 square foot facility in Louisville, Kentucky, approximately 30-40% of which will accommodate relocation and expansion of the Louisville commissary operations and Support Services promotional division, and the remainder of which will accommodate relocation and consolidation of corporate offices. In early-2000, we expect to open a full-service commissary in Pittsburgh, Pennsylvania and complete the expansion and relocation of the Phoenix, Arizona distribution center to a full-service commissary.

We have been approved to receive up to $21.0 million in incentives under the Kentucky Jobs Development Act in connection with the relocation of our corporate offices. Based upon the expected timing of completion of the facility, we expect to earn approximately $14.0 million of such incentives through 2007.

Capital resources available at March 28, 1999, include $37.4 million of cash and cash equivalents, $47.1 million of investments and $18.5 million under a line of credit expiring in June 1999. We expect to fund planned capital expenditures for the next twelve months from these resources and operating cash flows.

Impact of Year 2000

Some of our older purchased software programs were written using two digits rather than four to define the applicable year. As a result, time-sensitive software or hardware recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in disruptions of important administrative and operational processes, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Our year 2000 evaluation has been ongoing since late 1997 and became more formalized in January 1999 with the formation of a committee comprised of senior management from various departments within the Company. The primary goal of the committee is to assess and mitigate risk associated with year 2000 issues by September 1999. The committee developed a three-phased approach to accomplish this goal consisting of the following: (1) identifying and documenting the business components impacted by the year 2000, both internally and externally, assigning priority to those components identified based on the level of risk, and determining year 2000 compliance; (2) performing tests for year 2000 compliance; and (3) developing contingency plans based upon the results of the risk analysis and testing phases. We completed the first phase of our assessment in April 1999 and are currently in the second phase with a target completion date of July 1999. The third phase is targeted for completion in September 1999.

As part of the first phase, we completed an assessment of our internal information technology and will have to modify or replace certain software and hardware to function properly in the year 2000 and thereafter. Such modifications started during phase one and will continue through phase two of our project. Based on our assessment or representations from software suppliers, or both, we believe the total year 2000 project cost is immaterial to our financial position, net income and liquidity. Much of the cost related to year 2000 changes coincides with company plans to replace certain systems, including the financial accounting and payroll/human resource systems, which was upgraded in January 1999, in order to accommodate our planned growth. About 70% of the new financial accounting system has been implemented and the remaining portion is expected to be implemented by June 1999. Based upon the representations from the manufacturers of these systems, we believe the systems are year 2000 compliant. The timing of implementation was not materially affected by year 2000 concerns.

We have taken action to ensure that our restaurant system is year 2000 compliant by implementing a single point of sale operating system (Papa John's PROFIT System) in all Company-owned and substantially all franchised restaurants. Additionally, we have notified our franchisees of our year 2000 process and have requested their assistance in ensuring year 2000 compliance with regard to their business.

We believe that with the planned modifications to existing software and/or conversions to new software and hardware as described above, the year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on certain administrative and operational processes.

We have queried our significant vendors with respect to year 2000 issues and have received responses from approximately 95% of the vendors, including our cheese and tomato sauce vendors. We are not aware of any vendors with a year 2000 issue that would materially impact results of operations, liquidity, or capital resources. However, we have no means of ensuring that vendors will be year 2000 ready. The inability of vendors to complete their year 2000 resolution process in a timely fashion could materially impact us, although the actual impact of non-compliance by vendors is not determinable.

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

Forward Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward looking. Certain factors could cause actual results to differ materially from those expressed in forward looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location and food quality; an increase in food cost due to seasonal fluctuations, weather or demand; changes in consumer tastes or demographic trends; changes in federal or state laws, such as increases in minimum wage; risks inherent to international development; and factors associated with the year 2000 evaluation and modifications.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On August 12, 1998, Pizza Hut, Inc. filed suit against us in the United States District Court for the Northern District of Texas under the federal Lanham Act (the "Lawsuit") claiming, among other things, that we engaged in acts of unfair competition through dissemination of "false, misleading and disparaging advertising", including without limitation, the use of our "Better Ingredients. Better Pizza." trademark. Pizza Hut is seeking injunctive relief and damages in an amount of not less than $12.5 million, attorneys' fees, as well as other relief. We have filed counterclaims against Pizza Hut (the "Counterclaims") claiming, among other things, that the Lawsuit was filed primarily, if not solely, as a competitive ploy and that Pizza Hut had engaged in false, misleading and disparaging advertising aimed at us. We have asked the court for an award of our reasonable attorneys' fees, as well as for other relief to which we may be entitled. This Lawsuit and Counterclaims are in the mid-stages of pleading and discovery. A trial has been scheduled for October 25, 1999. We do not believe the Lawsuit has merit and intend to vigorously defend the claims asserted against us. It is too early to assess the likelihood of success on the merits of the parties' respective claims.

We are also subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

Item 6.  Exhibits and Reports on Form 8-K.

    a.   Exhibits

         Exhibit
         Number              Description
         ------              -----------
         10.1                Acquisition Agreement dated March 29, 1999, with
                             the Minnesota Pizza Company

         10.2                Discretionary Line of Credit Letter Agreement with
                             PNC Bank

         10.3                Discretionary Line of Credit Note with PNC Bank

         11                  Calculation of Earnings per Share

         27.1                Financial Data Schedule for the quarter ended March
                             28, 1999, which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

         27.2 Restated Financial Data Schedule including columns for the quarters ended September 27, 1998, June 28,
                             1998 and March 29, 1998 and fiscal year ended
                             December 27, 1998. The schedule is submitted electronically to the Securities and Exchange
                             Commission for information only and is not deemed to be filed with the Commission.

         99.1                Cautionary Statements. Exhibit 99.1 to our Annual
                             Report on Form 10-K for the fiscal year ended
                             December 27, 1998 (Commission File No. 0-21660) is incorporated herein by reference.

    b.   Current Reports on Form 8-K.

    There were no reports filed on Form 8-K during the quarterly period ended March 28, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PAPA JOHN'S INTERNATIONAL, INC.
                                 (Registrant)



Date:  May 11, 1999                          /s/ E. Drucilla Milby
      -----------------                      -----------------------------------
                                             E. Drucilla Milby, Senior Vice
                                              President, Chief Financial Officer
                                              and Treasurer