Form 10-Q
period 1999-06-27
PAPA JOHNS INTERNATIONAL INC
filed 1999-08-11
CIK 901491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 1999

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       Commission File Number:  0-21660


                        PAPA JOHN'S INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                    61-1203323
    (State or other Jurisdiction of             (I.R.S. Employer Identification
     incorporation or organization)                         number)



                          2002 Papa John's Boulevard
                       Louisville, Kentucky  40299-2334
                   (Address of principal executive offices)

                                (502) 261-7272
             (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           Yes   X          No _____
                               -----

     At July 31, 1999, there were outstanding 30,320,129 shares of the registrant's common stock, par value $.01 per share.

                                     INDEX


PART I.     FINANCIAL INFORMATION                                       Page No.
                                                                        --------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets --
            June 27, 1999 and December 27, 1998                                2

            Condensed Consolidated Statements of Income --
            Three Months and Six Months Ended June 27, 1999
            and June 28, 1998                                                  3

            Condensed Consolidated Statements of Stockholders'
            Equity -- Six Months Ended June 27, 1999 and June
            28, 1998                                                           4

            Condensed Consolidated Statements of Cash Flows --
            Six Months Ended June 27, 1999 and
            June 28, 1998                                                      5

            Notes to Condensed Consolidated Financial
            Statements                                                         6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 13

Item 4.     Submission of Matters to a Vote of Security Holders               13

Item 5.     Other Information                                                 13

Item 6.     Exhibits and Reports on Form 8-K                                  14

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements



               Papa John's International, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                          June 27, 1999        December 27, 1998
(In thousands)                                               (Unaudited)    (Restated - see note)
-------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                 $ 36,468                  $ 33,814
     Accounts receivable                                         18,482                    17,420
     Inventories                                                  8,954                     9,808
     Prepaid expenses and other current assets                    5,937                     4,891
     Deferred income taxes                                        2,090                     2,090
-------------------------------------------------------------------------------------------------
Total current assets                                             71,931                    68,023

Investments                                                      42,476                    47,355
Net property and equipment                                      201,726                   172,872
Notes receivable from franchisees                                 7,846                     8,990
Other assets                                                     23,882                    22,484
-------------------------------------------------------------------------------------------------
Total assets                                                   $347,861                  $319,724
=================================================================================================

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                          $ 18,567                  $ 18,389
     Accrued expenses                                            27,406                    27,106
-------------------------------------------------------------------------------------------------
Total current liabilities                                        45,973                    45,495

Unearned franchise and development fees                           6,034                     6,561
Long-term debt                                                      925                     8,230
Deferred income taxes                                               354                     5,066
Other long-term liabilities                                         211                       202

Stockholders' equity:
     Preferred stock                                                  -                         -
     Common stock                                                   303                       298
     Additional paid-in capital                                 182,795                   166,209
     Accumulated other comprehensive income (unrealized
     gain on investments, net of tax)                               827                       688
     Retained earnings                                          110,920                    87,456
     Treasury stock                                                (481)                     (481)
-------------------------------------------------------------------------------------------------
Total stockholders' equity                                      294,364                   254,170
-------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                     $347,861                  $319,724
=================================================================================================

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

                Papa John's International, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                            Three Months Ended                         Six Months Ended
                                                                        June 28, 1998                              June 28, 1998
                                                                         (Restated -                                (Restated -
(In thousands, except per share amounts)            June 27, 1999          see note)           June 27, 1999          see note)
---------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Restaurant sales                                      $ 98,226             $ 84,470              $192,678            $164,379
  Franchise royalties                                     10,104                7,893                19,522              15,106
  Franchise and development fees                           1,775                1,190                 3,245               2,292
  Commissary sales                                        76,084               60,665               146,088             117,000
  Equipment and other sales                               14,195               10,986                26,202              21,920
---------------------------------------------------------------------------------------------------------------------------------
Total revenues                                           200,384              165,204               387,735             320,697
Costs and expenses:
Restaurant expenses:
  Cost of sales                                           24,355               21,858                47,582              43,074
  Salaries and benefits                                   27,086               22,991                52,404              44,317
  Advertising and related costs                            9,136                7,480                17,272              14,549
  Occupancy costs                                          4,660                4,162                 9,251               7,985
  Other operating expenses                                13,147               10,890                25,871              21,413
---------------------------------------------------------------------------------------------------------------------------------
                                                          78,384               67,381               152,380             131,338
Commissary, equipment and other expenses:
  Cost of sales                                           68,419               55,603               130,773             108,277
  Salaries and benefits                                    5,946                4,090                11,556               7,972
  Other operating expenses                                 7,331                5,258                14,180              10,490
---------------------------------------------------------------------------------------------------------------------------------
                                                          81,696               64,951               156,509             126,739
General and administrative expenses                       14,330               13,878                28,425              26,448
Pre-opening and other general expenses                     1,330                1,094                 2,747               2,276
Depreciation and amortization expense                      5,746                4,965                11,276               9,587
---------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                 181,486              152,269               351,337             296,388
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                          18,898               12,935                36,398              24,309
Investment income                                            836                1,097                 1,628               2,073
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect
  of a change in accounting principle                     19,734               14,032                38,026              26,382
Income tax expense                                         7,400                5,401                14,310              10,242
---------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
  accounting principle                                    12,334                8,631                23,716              16,140
Cumulative effect of accounting change, net of tax            -                    -                     -               (2,603)
---------------------------------------------------------------------------------------------------------------------------------
Net income                                              $ 12,334             $  8,631              $ 23,716            $ 13,537
=================================================================================================================================
Basic earnings per share:
  Income before cumulative effect of a change in
    accounting principle                                $   0.41             $   0.29              $   0.79            $   0.55
  Cumulative effect of accounting change, net of tax          -                    -                     -                (0.09)
---------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                $   0.41             $   0.29              $   0.79            $   0.46
=================================================================================================================================
Diluted earnings per share:
  Income before cumulative effect of a change in
    accounting principle                                $   0.40             $   0.28              $   0.76            $   0.53
  Cumulative effect of accounting change, net of tax          -                    -                     -                (0.09)
---------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                              $   0.40             $   0.28              $   0.76            $   0.44
=================================================================================================================================
Basic weighted average shares outstanding                 30,166               29,493                30,066              29,392
=================================================================================================================================
Diluted weighted average shares outstanding               31,065               30,650                31,082              30,397
=================================================================================================================================

Note: The Condensed Consolidated Statements of Income for the three and six months ended June 28, 1998, have been restated to reflect the adoption of SOP 98-5 and the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see note 2 and note
      3).

See accompanying notes.

               Papa John's International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

                                                                 Accumulated
                                                 Additional         Other                                           Total
                                      Common       Paid-In      Comprehensive      Retained       Treasury      Stockholders'
(In thousands)                         Stock       Capital          Income         Earnings        Stock           Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1997
   as restated                         $292       $151,349              $321      $ 55,515         $(481)          $206,996
Comprehensive income:
   Net income                             -              -                 -        13,537             -             13,537
   Unrealized gain on investments,
     net of tax of $326                   -              -               494             -             -                494
                                                                                                              ---------------
Comprehensive income                                                                                                 14,031
Exercise of stock options                 3          7,006                 -             -             -              7,009
Tax benefit related to exercise of
   non-qualified stock options            -          1,660                 -             -             -              1,660
Other                                     1            239                 -          (414)            -               (174)
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 28, 1998               $296       $160,254              $815      $ 68,638         $(481)          $229,522
=============================================================================================================================

Balance at December 27, 1998
   as restated                         $298       $166,209              $688      $ 87,456         $(481)          $254,170
Comprehensive income:
   Net income                             -              -                 -        23,716             -             23,716
   Unrealized gain on investments,
     net of tax of $33                    -              -               139             -             -                139
                                                                                                              ---------------
Comprehensive income                                                                                                 23,855
Exercise of stock options                 5          8,525                 -             -             -              8,530
Tax benefit related to exercise of
   non-qualified stock options            -          2,747                 -             -             -              2,747
Deferred tax asset - acquisition          -          5,245                 -             -             -              5,245
Other                                     -             69                 -          (252)            -               (183)
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 27, 1999               $303       $182,795              $827      $110,920         $(481)          $294,364
=============================================================================================================================

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

               Papa John's International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                   Six Months Ended
                                                                                    June 28, 1998
(In thousands)                                   June 27, 1999                  (Restated - see note)
-----------------------------------------------------------------------------------------------------
Operating activities
Net cash provided by operating activities             $ 38,873                             $  28,955

Investing activities
Purchase of property and equipment                     (45,189)                              (28,600)
Purchase of investments                                (16,498)                              (15,849)
Proceeds from sale or maturity of investments           21,297                                14,204
Loans to franchisees                                    (1,189)                               (3,639)
Loan repayments from franchisees                         2,333                                 1,939
Deferred systems development costs                        (644)                                 (634)
Acquisitions                                              (825)                                 (228)
Other                                                      444                                   128
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                  (40,271)                              (32,679)

Financing activities
Payments on long-term debt                              (9,815)                               (3,220)
Proceeds from issuance of long-term debt                 2,510                                 3,560
Proceeds from exercise of stock options                  8,530                                 7,009
Tax benefit related to exercise of non-qualified
  stock options                                          2,747                                 1,660
Other                                                       80                                    (1)
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                4,052                                 9,008
----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                2,654                                 5,284
Cash and cash equivalents at beginning of period        33,814                                18,835
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period            $ 36,468                             $  24,119
====================================================================================================

Note: The Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 1998, has been restated to reflect the adoption of SOP 98-5 and the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see note 2 and note 3).

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 27, 1999

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 27, 1999, are not necessarily indicative of the results that may be expected for the year ended December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John's International, Inc. (referred to as the "Company," "Papa John's" or in the first person notations of "we," "us" and "our"), for the year ended December 27, 1998.

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

                                   Three Months Ended June 28, 1998            Six Months Ended June 28, 1998
(In thousands)                    Papa John's        Minnesota Pizza         Papa John's         Minnesota Pizza
----------------------------------------------------------------------------------------------------------------
Total revenues                    $162,273           $4,521                  $315,201                    $ 8,512
Eliminations                        (1,590)               -                   (3,016)                          -
                                  ------------------------------------------------------------------------------
Net combined revenue               160,683            4,521                   312,185                      8,512
Net income (loss)                    9,197             (566)                   14,837                     (1,300)
Pro forma net income (loss)          9,197             (351)                   14,837                       (806)

The Minnesota Pizza pro forma net income (loss) includes an income tax benefit for the treatment of Minnesota Pizza as a C Corporation rather than a limited liability company taxed as a partnership, with an assumed effective income tax rate of 38%.

4.   Segment Information

                                                          Three Months Ended                       Six Months Ended
                                                                     June 28, 1998                            June 28, 1998
(In thousands)                                     June 27, 1999      Restated (1)        June 27, 1999        Restated (1)
------------------------------------------------------------------------------------------------------------------------------

Revenues from external customers:
   Restaurants                                          $ 98,226          $ 84,470             $192,678          $164,379
   Commissaries                                           76,084            60,665              146,088           117,000
   Franchising                                            11,879             9,083               22,767            17,398
   All others                                             14,195            10,986               26,202            21,920
------------------------------------------------------------------------------------------------------------------------------
Total revenues from external customers                  $200,384          $165,204             $387,735          $320,697
==============================================================================================================================

Intersegment revenues:
   Commissaries                                         $ 30,004          $ 25,362             $ 56,860          $ 50,030
   Franchising                                                34                32                   68                63
   All others                                              3,602             3,914                6,875             7,728
------------------------------------------------------------------------------------------------------------------------------
Total intersegment revenues                             $ 33,640          $ 29,308             $ 63,803          $ 57,821
==============================================================================================================================

Income before income taxes:
   Restaurants                                          $  3,524          $  3,640             $  8,888          $  6,901
   Commissaries                                            7,207             4,523               12,607             8,182
   Franchising                                            10,298             7,824               19,655            14,888
   All others                                              1,429             1,395                2,560             2,429
   Unallocated corporate expenses                         (2,644)           (3,330)              (5,626)           (5,911)
   Elimination of intersegment profits                       (80)              (20)                 (58)             (107)
------------------------------------------------------------------------------------------------------------------------------
Total income before income taxes                        $ 19,734          $ 14,032             $ 38,026          $ 26,382  (2)
==============================================================================================================================

Gross fixed assets:
   Restaurants                                          $130,251
   Commissaries                                           52,105
   All others                                              4,772
   Unallocated corporate assets                           72,689
   Accumulated depreciation                              (58,091)
-----------------------------------------------------------------
Net fixed assets                                        $201,726
=================================================================

(1) See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.
(2) Excludes the cumulative effect of a change in accounting principle.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restaurant Progression (1)


                                             Three Months Ended                      Six Months Ended
                                         June 27,            June 28,            June 27,           June 28,
                                           1999                1998                1999               1998
------------------------------------------------------------------------------------------------------------
U.S. Company-owned:

Beginning of period                         514                 448                514                427
Opened                                        6                  19                 10                 39
Closed                                        -                  (1)                (1)                (1)
Sold to franchisees                          (1)                 (1)                (6)                (1)
Acquired from franchisees                     -                   9                  2                 10
------------------------------------------------------------------------------------------------------------
End of period                               519                 474                519                474
------------------------------------------------------------------------------------------------------------
U.S. franchised:

Beginning of period                       1,435               1,150              1,365              1,090
Opened                                       91                  72                160                133
Closed                                       (4)                 (2)                (6)                (2)
Sold to Company                               -                  (9)                (2)               (10)
Acquired from Company                         1                   1                  6                  1
------------------------------------------------------------------------------------------------------------
End of period                             1,523               1,212              1,523              1,212
------------------------------------------------------------------------------------------------------------
International franchised:

Beginning of period                           9                   -                  6                  -
Opened                                        6                   -                  9                  -
------------------------------------------------------------------------------------------------------------
End of period                                15                   -                 15                  -
------------------------------------------------------------------------------------------------------------
Total at end of period                    2,057               1,686              2,057              1,686
============================================================================================================

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

Revenues. Total revenues increased 21.3% to $200.4 million for the three months ended June 27, 1999, from $165.2 million for the comparable period in 1998, and 20.9% to $387.7 million for the six months ended June 27, 1999, from $320.7 million for the comparable period in 1998.

Restaurant sales increased 16.3% to $98.2 million for the three months ended June 27, 1999, from $84.5 million for the comparable period in 1998, and 17.2% to $192.7 million for the six months ended June 27, 1999, from $164.4 million for the comparable period in 1998. These increases were primarily due to increases of 13.6% and 15.5% in the number of equivalent Company-owned restaurants open during the three and six months ended June 27, 1999, respectively, compared to the same period in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, sales increased 4.2% for the three months ended June 27, 1999, over the comparable period in 1998, and 3.5% for the six months ended June 27, 1999, over the comparable period in 1998, for Company-owned restaurants open throughout both periods due to reduced price discounting during 1999.

Franchise royalties increased 28.0% to $10.1 million for the three months ended June 27, 1999, from $7.9 million for the comparable period in 1998, and 29.2% to $19.5 million for the six months ended June 27, 1999, from $15.1 million for the comparable period in 1998. These increases were primarily due to increases of 25.5% and 25.4% in the number of equivalent franchised restaurants open during the three and six months ended June 27, 1999, compared to the same periods in the prior year. Also, sales increased 6.5% for the three months ended June 27, 1999, over the comparable period in 1998, and 7.8% for the six months ended June 27, 1999, over the comparable period in 1998, for franchised restaurants open throughout both periods.

Franchise and development fees increased 49.2% to $1.8 million for the three months ended June 27, 1999, from $1.2 million for the comparable period in 1998, and 41.6% to $3.2 million for the six months ended June 27, 1999, from $2.3 million for the comparable period in 1998. These increases were primarily due to the 169 franchised restaurants opened during the six months ended June 27, 1999, versus the 133 opened during the comparable period in 1998, and the mix of development agreements under which the restaurants were opened. The average dollar amount of fees per franchised restaurant opening may vary from period to period, as restaurants opened pursuant to older development agreements and certain "Hometown restaurants" generally have lower required fees than restaurants opened pursuant to more recent development agreements. "Hometown restaurants" are generally located in smaller markets with fewer than 9,000 households. Hometown restaurant development agreements entered into subsequent to March 1998, generally provide for fees equivalent to those under standard development agreements.

Commissary sales increased 25.4% to $76.1 million for the three months ended June 27, 1999, from $60.7 million for the comparable period in 1998, and 24.9% to $146.1 million for the six months ended June 27, 1999, from $117.0 million for the comparable period in 1997. These increases were primarily the result of the increases in equivalent franchised restaurants previously noted.

Equipment and other sales increased 29.2% to $14.2 million for the three months ended June 27, 1999, from $11.0 million for the comparable period in 1998, and 19.5% to $26.2 million for the six months ended June 27, 1999, from $21.9 million for the comparable period in 1998. These increases were primarily due to ongoing equipment and smallwares orders related to the previously noted increase in equivalent franchised restaurants and the increase in the number of new restaurant equipment packages sold to franchisees that opened restaurants during the three and six months ended June 27, 1999 as compared to the same periods in 1998. The increase for the six months ended June 27, 1999 was partially offset by the decrease in sales of the Papa John's PROFIT System, a proprietary point of sale system, compared to the same period in 1998. Substantially all franchisees had installed the Papa John's PROFIT System in their existing restaurants by March 29, 1998.

Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 24.8% for the three months ended June 27, 1999, from 25.9% for the comparable period in 1998, and decreased to 24.7% for the six months ended June 27, 1999, from 26.2% for the comparable period in 1998. These decreases were primarily attributable to reduced restaurant menu price discounting during the three and six months ended June 27, 1999.

Restaurant salaries and benefits as a percentage of restaurant sales increased to 27.6% for the three months ended June 27, 1999, from 27.2% for the comparable period in 1998, and increased to 27.2% for the six months ended June 27, 1999, from 27.0% for the comparable period in 1998. These increases were due to higher staffing levels after the 14th Anniversary promotion to support the demands of new customers and higher wage rates due to an increase in the federal minimum wage in October 1998. Occupancy costs remained relatively consistent at 4.7% and 4.8%, respectively, for the three and six months ended June 27, 1999, as compared to 4.9% for both comparable periods in 1998.

Advertising and related costs increased to 9.3% for the three months ended June 27, 1999, from 8.9% for the comparable period in 1998, and increased to 9.0% for the six months ended June 27, 1999, from 8.9% for the comparable period in 1998. Advertising was increased during the three months ended June 27, 1999 subsequent to the 14th Anniversary promotion in response to significant promotional activities by our competitors.

Other restaurant operating expenses increased as a percentage of restaurant sales to 13.4% for the three months ended June 27, 1999, from 12.9% for the comparable period in 1998, and increased as a percentage of restaurant sales to 13.4% for the six months ended June 27, 1998, from 13.0% for the comparable period in 1998. These increases were due to increased costs associated with the 14th Anniversary promotion. Other operating expenses include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production, food, equipment purchases and storage to Company-owned restaurants.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, information systems, and printing and promotional items to franchisees and other customers. These costs decreased as a percentage of combined commissary sales and equipment and other sales to 90.5% for the three months ended June 27, 1999, as compared to 90.6% for the same period in 1998, and decreased to 90.8% for the six months ended June 27, 1999, from 91.2% for the same period in 1998. Cost of sales as a percentage of combined commissary sales and equipment and other sales decreased to 75.8% for the three months ended June 27, 1999, from 77.6% for the comparable period in 1998, and decreased 75.9% for the six months ended June 27, 1999, from 77.9% for the comparable period in 1998. These decreases were due primarily to the timing of certain favorable commodity price changes and the change in classification of certain expenses to salaries and benefits previously reported as cost of sales. Salaries and benefits increased to 6.6% for the three months ended June 27, 1999, from 5.7% for the comparable period in 1998, and increased to 6.7% for the six months ended June 27, 1999, from 5.7% for the comparable period in 1998 due primarily to the change in classification of certain expenses previously reported in cost of sales and general and administrative expenses. Other operating expenses increased to 8.1% for the three months ended June 27, 1999, from 7.3% for the comparable period in 1998, and increased to 8.2% for the six months ended June 27, 1999, from 7.6% for the comparable period in 1998. These increases were due primarily to higher delivery costs related to the transition to a new distribution vendor and costs related to the 14th Anniversary promotion.

General and administrative expenses as a percentage of total revenues decreased to 7.2% for the three months ended June 27, 1999, from 8.4% for the comparable period in 1998, and decreased to 7.3% for the six months ended June 27, 1999, from 8.2% for the comparable period in 1998. The decreases were due to leveraging expenses on a higher sales base and the change in classification of certain expenses to commissary, equipment and other salaries and benefits previously reported as general and administrative expenses. The change in classification represented approximately 0.2% of the total improvement in both the three and six month periods.

Pre-opening and other general expenses increased slightly to $1.3 million for the three months ended June 27, 1999, from $1.1 million for the comparable period in 1998, and increased to $2.7 million for the six months ended June 27, 1999, from $2.3 million for the comparable period in 1998. The increase for the three months was due to equipment write-offs resulting primarily from an increased number of restaurant relocations during the year, partially offset by lower restaurant pre-opening expenses. The increase for the six months was due to equipment write-offs resulting from an increased number of restaurant relocations during the year and the divestiture of five stores, partially offset by lower restaurant pre-opening expenses. Restaurant pre-opening costs decreased due to a lower number of corporate restaurant openings during the three and six months ended June 27, 1999 compared to the same periods in 1998.

Depreciation and amortization were relatively consistent as a percentage of total revenues at 2.9% for the three and six months ended June 27, 1999, as compared to 3.0% for the comparable periods in 1998.

Investment Income. Investment income decreased to $836,000 for the three months ended June 27, 1999, from $1.1 million for the comparable period in 1998, and decreased to $1.6 million for the six months ended June 27, 1999, from $2.1 million for the comparable period in 1998. These decreases were primarily due to a lower average balance of franchise loans and lower average investment balances during the three and six months ended June 27, 1999 compared to the same periods in 1998.

Income Tax Expense. Income tax expense, exclusive of Minnesota Pizza operating results, reflects a combined federal, state and local effective tax rate of 37.5% for the three and six months ended June 27, 1999, compared to 37.0% for the comparable periods in 1998 (see Note 3 of Notes to Condensed Consolidated Financial Statements). The effective tax rate in 1999 increased as a result of a relative decrease in the level of tax-exempt investment income to total pre-tax income.

Liquidity and Capital Resources

Cash flow from operations increased to $38.9 million for the six months ended June 27, 1999, from $29.0 million for the comparable period in 1998, due primarily to the higher level of net income for the first six months of 1999.

We require capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities and the funding of franchisee loans. Capital expenditures of $45.2 million for the six months ended June 27, 1999, were funded by cash flow from operations and cash generated from the exercise of stock options.

In addition to restaurant development and potential acquisitions, significant capital projects for the next 12 months are expected to include the completion of the 247,000 square foot facility in Louisville, Kentucky. In mid-1999, the Louisville commissary operations and the majority of the team members in the corporate offices were relocated to the new facility. The remaining corporate team members will be relocated upon completion of the building in late-1999. In early-2000, we expect to open a full-service commissary in Pittsburgh, Pennsylvania and complete the expansion and relocation of the Phoenix, Arizona distribution center to a full-service commissary.

We have been approved to receive up to $21.0 million in incentives under the Kentucky Jobs Development Act in connection with the relocation of our corporate offices. Based upon the expected timing of completion of the facility and its final design, we expect to earn approximately $13.0 million of such incentives through 2007.

Capital resources available at June 27, 1999, include $36.5 million of cash and cash equivalents and $42.5 million of investments. We also plan to finalize establishment of a $20 million committed line of credit, which would expire in June 2000. We expect to fund planned capital expenditures for the next twelve months from these resources and operating cash flows.

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

Our year 2000 evaluation has been ongoing since late 1997 and became more formalized in January 1999 with the formation of a committee comprised of senior management from various departments within the Company. The primary goal of the committee is to assess and mitigate risk associated with year 2000 issues by September 1999. The committee developed a three-phased approach to accomplish this goal consisting of the following: (1) identifying and documenting the business components impacted by the year 2000, both internally and externally, assigning priority to those components identified based on the level of risk, and determining year 2000 compliance; (2) performing tests for year 2000 compliance; and (3) developing contingency plans based upon the results of the risk analysis and testing phases. We completed the first phase of our assessment in April 1999 and are currently in the second phase with a target completion date of August 1999. The third phase is targeted for completion in September 1999.

As part of the first phase, we completed an assessment of our internal information technology and will have to modify or replace certain software and hardware to function properly in the year 2000 and thereafter. Such modifications started during phase one and will continue through phase two of our project. Based on our assessment or representations from software suppliers, or both, we believe the total year 2000 project cost is immaterial to our financial position, net income and liquidity. Much of the cost related to year 2000 changes coincides with company plans to replace certain systems, including the financial accounting and payroll/human resource systems, which were upgraded in January 1999, in order to accommodate our planned growth. About 90% of the new financial accounting system has been implemented and the remaining portion is expected to be implemented by October 1999. Based upon the representations from the manufacturers of these systems, we believe the systems are year 2000 compliant. The timing of implementation was not materially affected by year 2000 concerns.

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

We have queried our significant vendors with respect to year 2000 issues and have received responses from approximately 98% of the vendors, including our cheese and tomato sauce vendors. We are not aware of any vendors with a year 2000 issue that would materially impact results of operations, liquidity, or capital resources. However, we have no means of ensuring that vendors will be year 2000 ready. The inability of vendors to complete their year 2000 resolution process in a timely fashion could materially impact us, although the actual impact of non-compliance by vendors is not determinable.

There can be no assurance that we will be completely successful in our efforts to address year 2000 issues. We are in the process of evaluating contingency plans in the event we do not complete all phases of the year 2000 program. We plan to continue to evaluate the status of completion in August 1999 to determine whether such contingency plans are necessary, although at this time we know of no reason our year 2000 program will not be completed in a timely manner.

Forward Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward looking. Certain factors could cause actual results to differ materially from those expressed in forward looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location and food quality; an increase in food cost due to seasonal fluctuations, weather or demand; changes in consumer tastes or demographic trends; changes in federal or state laws, such as increases in minimum wage; risks inherent to international development; and factors associated with the year 2000 evaluation and modifications. See "Forward Looking Statements" in Part I, Item I - Business Section of the Form 10-K for the fiscal year ended December 27, 1998 for additional factors.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 20, 1999 at the Hyatt Regency Hotel, 320 West Jefferson Street, Louisville, Kentucky at 11:00 a.m.

At the meeting, our stockholders elected three directors to serve until the 2002 annual meeting of stockholders. The vote counts were as follows:

                        Affirmative     Withheld
                        -----------     --------
John H. Schnatter        27,376,324      305,466
Blaine E. Hurst          27,371,323      310,467
Wade S. Oney             27,371,664      310,126

Our other directors continue to serve in accordance with their previous elections: until the 2000 annual meeting - O. Wayne Gaunce, Jack A. Laughery and Michael W. Pierce; and until the 2001 annual meeting - Charles W. Schnatter and Richard F. Sherman.

Our stockholders also took the following actions at the meeting:

(1) Approved amendment of the Papa John's International, Inc. 1993 Stock Ownership Incentive Plan by a vote of 25,300,728 affirmative to 2,340,011 negative and 41,051 abstention votes;

(2) Approved amendment of the Papa John's International, Inc. 1993 Non-Employee Directors Stock Option Plan by a vote of 25,811,725 affirmative to 1,827,781 negative and 42,284 abstention votes;

(3) Approved adoption of the Papa John's International, Inc. 1999 Team Members Stock Ownership Plan by a vote of 16,893,593 affirmative to 10,745,825 negative and 42,372 abstention votes; and

(4) Ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 26, 1999 by a vote of 27,665,183 affirmative to 5,816 negative and 10,791 abstention votes.

Item 5.  Other Information.

In order for a stockholder proposal to be considered for inclusion in our proxy statement for next year's annual meeting of stockholders, the written proposal must be received by us no later than December 10, 1999. Such proposals also will need to comply with Securities and Exchange Commission regulations regarding the inclusion of stockholder proposals in company-sponsored proxy materials. Similarly, in order for a stockholder proposal to be introduced at next year's annual meeting, written notice must be received by us no later than March 21, 2000. All stockholder proposals also must comply with certain requirements set forth in our Certificate of Incorporation. A copy of the Certificate of Incorporation may be obtained by written request to the Secretary of the Company at our principal offices at P.O. Box 99900, Louisville, Kentucky 40269-0900.

Item 6.   Exhibits and Reports on Form 8-K.

     a.   Exhibits

          Exhibit
          Number           Description
          ------           -----------

          10.1 Amendment to Papa John's International, Inc. 1993 Stock Ownership Incentive Plan approved by stockholders on May 20, 1999.

          10.2 Amendment to Papa John's International, Inc. 1993 Non-Employee Directors Stock Option Plan approved by stockholders on May 20, 1999.

          10.3 Papa John's International, Inc. 1999 Team Members Stock Ownership Plan approved by stockholders on May 20, 1999.

          11               Calculation of Earnings per Share

          27 Financial Data Schedule for the six months ended June 27, 1999, which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

          99.1 Cautionary Statements. Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 27, 1998 (Commission File No. 0-21660) is incorporated herein by reference.

     b.   Current Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarterly period ended June 27, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PAPA JOHN'S INTERNATIONAL, INC.
                                       (Registrant)



Date:   August 11, 1999                    /s/ E. Drucilla Milby
      --------------------                 ----------------------------------
                                           E. Drucilla Milby, Senior Vice
                                             President, Chief Financial Officer
                                             and Treasurer