Form 10-Q
period 1999-09-26
PAPA JOHNS INTERNATIONAL INC
filed 1999-11-09
CIK 901491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 1999

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

          At November 1, 1999, there were outstanding 30,443,572 shares of the registrant's common stock, par value $.01 per share.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets --
          September 26, 1999 and December 27, 1998                         2

          Condensed Consolidated Statements of Income  --
          Three Months and Nine Months Ended September 26, 1999
          and September 27, 1998                                           3

          Condensed Consolidated Statements of Stockholders'
          Equity -- Nine Months Ended September 26, 1999
          and September 27, 1998                                           4

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 26, 1999 and
          September 27, 1998                                               5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               13

Item 6.   Exhibits and Reports on Form 8-K                                13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                Papa John's International, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

(In thousands)                                 September 26, 1999    December 27, 1998
----------------------------------------------------------------------------------------
                                                   (Unaudited)     (Restated - see note)
Assets
Current assets:
     Cash and cash equivalents                       $ 45,529                 $ 33,814
     Accounts receivable                               15,862                   17,420
     Inventories                                       10,431                    9,808
     Prepaid expenses and other current assets          5,562                    4,891
     Deferred income taxes                              2,090                    2,090
---------------------------------------------------------------------------------------
Total current assets                                   79,474                   68,023

Investments                                            39,841                   47,355
Net property and equipment                            214,698                  172,872
Notes receivable from franchisees                      10,574                    8,990
Other assets                                           30,186                   22,484
----------------------------------------------------------------------------------------
Total assets                                         $374,773                 $319,724
========================================================================================

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                $ 21,300                 $ 18,389
     Accrued expenses                                  28,491                   26,916
     Current portion of long-term debt                  5,233                      190
----------------------------------------------------------------------------------------
Total current liabilities                              55,024                   45,495

Unearned franchise and development fees                 5,906                    6,561
Long-term debt, net of current portion                    925                    8,230
Deferred income taxes                                     709                    5,066
Other long-term liabilities                               956                      202

Stockholders' equity:
     Preferred stock                                        -                        -
     Common stock                                         304                      298
     Additional paid-in capital                       187,487                  166,209
     Accumulated other comprehensive income
      (unrealized gain on investments, net of tax)        881                      688
     Retained earnings                                123,062                   87,456
     Treasury stock                                      (481)                    (481)
----------------------------------------------------------------------------------------
Total stockholders' equity                            311,253                  254,170
----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $374,773                 $319,724
========================================================================================

Note: The Condensed Consolidated Balance Sheet at December 27, 1998 has been derived from the audited financial statements at that date restated to reflect the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see Note 3 of Notes to Condensed Consolidated Financial Statements).

               Papa John's International, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                       Three Months Ended                   Nine Months Ended
(In thousands, except per share amounts)                         Sept. 26, 1999   Sept. 27, 1998    Sept. 26, 1999   Sept. 27, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Restated -                          (Restated -
                                                                                    see note)                            see note)
Revenues:
  Restaurant sales                                                  $ 96,538        $ 85,165           $289,216          $249,544
  Franchise royalties                                                 10,261           7,899             29,783            23,005
  Franchise and development fees                                       1,775           1,530              5,020             3,822
  Commissary sales                                                    81,002          63,162            227,090           180,162
  Equipment and other sales                                           12,504          11,676             38,706            33,596
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                       202,080         169,432            589,815           490,129
Costs and expenses:
Restaurant expenses:
  Cost of sales                                                       26,449          22,876             74,031            65,950
  Salaries and benefits                                               25,746          22,942             78,150            67,259
  Advertising and related costs                                        7,972           7,131             25,245            21,680
  Occupancy costs                                                      5,127           4,630             14,377            12,615
  Other operating expenses                                            12,994          11,051             38,865            32,464
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      78,288          68,630            230,668           199,968
Commissary, equipment and other expenses:
  Cost of sales                                                       72,066          58,945            202,839           167,222
  Salaries and benefits                                                6,135           4,328             17,691            12,300
  Other operating expenses                                             6,659           5,590             20,839            16,080
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      84,860          68,863            241,369           195,602
General and administrative expenses                                   13,768          12,853             42,193            39,301
Pre-opening and other general expenses                                   (43)            369              2,703             2,645
Depreciation and amortization expense                                  6,252           5,375             17,529            14,962
-----------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                             183,125         156,090            534,462           452,478
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                      18,955          13,342             55,353            37,651
Investment income                                                        831           1,039              2,459             3,112
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of a
  change in accounting principle                                      19,786          14,381             57,812            40,763
Income tax expense                                                     7,420           5,682             21,729            15,924
-----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in accounting principle   12,366           8,699             36,083            24,839
Cumulative effect of accounting change, net of tax                         -               -                  -            (2,603)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $ 12,366        $  8,699           $ 36,083          $ 22,236
===================================================================================================================================
Basic earnings per share:
  Income before cumulative effect of a change in accounting
    principle                                                       $   0.41        $   0.29           $   1.20          $   0.84
  Cumulative effect of accounting change, net of tax                       -               -                 -              (0.09)
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                            $   0.41        $   0.29           $   1.20          $   0.75
===================================================================================================================================
Diluted earnings per share:
  Income before cumulative effect of a change
    in accounting principle                                         $   0.40        $   0.29           $   1.16          $   0.82
  Cumulative effect of accounting change, net of tax                       -               -                 -              (0.09)
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                          $   0.40        $   0.29           $   1.16          $   0.73
===================================================================================================================================
Basic weighted average shares outstanding                             30,335          29,635             30,156            29,473
===================================================================================================================================
Diluted weighted average shares outstanding                           31,228          30,388             31,131            30,395
===================================================================================================================================

Note: The Condensed Consolidated Statements of Income for the three and nine months ended September 27, 1998 have been restated to reflect the adoption of SOP 98-5 and the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements).

   See accompanying notes.

               Papa John's International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                                  (Unaudited)



                                                                 Accumulated
                                                  Additional        Other                                    Total
                                        Common     Paid-In      Comprehensive    Retained   Treasury     Stockholders'
(In thousands)                          Stock      Capital         Income        Earnings     Stock          Equity
----------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1997
 as restated (see note)                  $292     $151,349          $321         $ 55,515    $(481)        $206,996
Comprehensive income:
  Net income                                -            -             -           22,236        -           22,236
  Unrealized gain on investments,
    net of tax of $202                      -            -           210                -        -              210
                                                                                                        --------------
Comprehensive income                                                                                         22,446
Exercise of stock options                   4        7,785             -                -        -            7,789
Tax benefit related to exercise of
   non-qualified stock options              -        1,886             -                -        -            1,886
Other                                       1          239             -             (414)       -             (174)
----------------------------------------------------------------------------------------------------------------------
Balance at September 27, 1998            $297     $161,259          $531         $ 77,337    $(481)        $238,943
======================================================================================================================
Balance at December 27, 1998
 as restated (see note)                  $298     $166,209          $688         $ 87,456    $(481)        $254,170
Comprehensive income:
  Net income                                -            -             -           36,083        -           36,083
  Unrealized gain on investments,
    net of tax of $88                       -            -           193                -        -              193
                                                                                                        --------------
Comprehensive income                                                                                         36,276
Exercise of stock options                   6       12,524             -                -        -           12,530
Tax benefit related to exercise of
   non-qualified stock options              -        3,440             -                -        -            3,440
Deferred tax asset - acquisition            -        5,245             -                -        -            5,245
Other                                       -           69             -             (477)       -             (408)
----------------------------------------------------------------------------------------------------------------------
Balance at September 26, 1999            $304     $187,487          $881         $123,062    $(481)        $311,253
======================================================================================================================

Note: The Condensed Consolidated Statements of Stockholders' Equity for all prior periods presented have been restated to reflect the adoption of SOP 98-5 and the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements).

See accompanying notes.

               Papa John's International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               Nine Months Ended

(In thousands)                                                   September 26, 1999           September 27, 1998
------------------------------------------------------------------------------------------------------------------
                                                                                             (Restated - see note)
Operating activities
Net cash provided by operating activities                              $ 63,365                     $ 49,114

Investing activities
Purchase of property and equipment                                      (62,323)                     (53,502)
Purchase of investments                                                 (22,165)                     (30,018)
Proceeds from sale or maturity of investments                            29,703                       36,547
Loans to franchisees                                                     (5,236)                      (4,139)
Loan repayments from franchisees                                          2,752                        4,505
Deferred systems development costs                                         (979)                        (846)
Acquisitions                                                             (2,397)                      (1,902)
Other                                                                       262                          391
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (60,383)                     (48,964)

Financing activities
Payments on long-term debt                                               (9,815)                      (4,480)
Proceeds from issuance of long-term debt                                  2,510                        5,510
Proceeds from exercise of stock options                                  12,530                        7,789
Tax benefit related to exercise of non-qualified
  stock options                                                           3,440                        1,886
Other                                                                        68                            2
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 8,733                       10,707
------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                11,715                       10,857
Cash and cash equivalents at beginning of period                         33,814                       18,835
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                             $ 45,529                     $ 29,692
==================================================================================================================

Note: The Condensed Consolidated Statement of Cash Flows for the nine months ended September 27, 1998, has been restated to reflect the adoption of SOP 98-5 and the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements).

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 26, 1999

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 26, 1999, are not necessarily indicative of the results that may be expected for the year ended December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John's International, Inc. (referred to as the "Company," "Papa John's" or in the first person notations of "we," "us" and "our"), for the year ended December 27, 1998.

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

3. Business Combinations

On March 28, 1999, we acquired Minnesota Pizza Company, LLC ("Minnesota Pizza"), a franchisee which operated 37 Papa John's restaurants in the Minneapolis/St. Paul, Minnesota market. We issued 128,119 shares of our common stock valued at $5.4 million in exchange for all of the issued and outstanding ownership interests of Minnesota Pizza. The transaction was accounted for as a pooling of interests. Our previously reported results of operations and balance sheets have been restated to include Minnesota Pizza. Intercompany transactions between the Company and Minnesota Pizza have been eliminated in the accompanying condensed consolidated financial statements. The operating results previously reported by the Company and Minnesota Pizza separately are summarized below:

                                              Three Months Ended                                   Nine Months Ended
                                              September 27, 1998                                   September 27, 1998
(In thousands)                      Papa John's             Minnesota Pizza             Papa John's            Minnesota Pizza
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                         $166,428                      $4,615                $481,629                    $13,127
Eliminations                             (1,611)                        -                    (4,627)                       -
                                    ------------------------------------------------------------------------------------------------
Net combined revenue                    164,817                       4,615                 477,002                     13,127
Net income (loss)                         9,675                        (976)                 24,512                     (2,276)
Pro forma net income (loss)               9,675                        (605)                 24,512                     (1,411)

The Minnesota Pizza pro forma net income (loss) includes an income tax benefit for the treatment of Minnesota Pizza as a C Corporation rather than a limited liability company taxed as a partnership, with an assumed effective income tax rate of 38%.

4. Segment Information

                                                     Three Months Ended                       Nine Months Ended
(In thousands)                              Sept. 26, 1999       Sept. 27, 1998       Sept. 26, 1999      Sept. 27, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                   Restated (1)                             Restated (1)
Revenues from external customers:
   Restaurants                                      $ 96,538           $ 85,165              $289,216           $249,544
   Commissaries                                       81,002             63,162               227,090            180,162
   Franchising                                        12,036              9,429                34,803             26,827
   All others                                         12,504             11,676                38,706             33,596
-----------------------------------------------------------------------------------------------------------------------------
Total revenues from external customers              $202,080           $169,432              $589,815           $490,129
=============================================================================================================================

Intersegment revenues:
   Commissaries                                     $ 30,490           $ 26,687              $ 87,350           $ 76,717
   Franchising                                            34                 32                   102                 95
   All others                                          3,644              4,426                10,519             12,154
-----------------------------------------------------------------------------------------------------------------------------
Total intersegment revenues                         $ 34,168           $ 31,145              $ 97,971           $ 88,966
=============================================================================================================================

Income before income taxes:
   Restaurants                                      $  3,022           $  2,192              $ 11,910           $  7,576   (2)
   Commissaries                                        6,696              4,113                19,303             12,295
   Franchising                                        10,350              7,975                30,005             22,863
   All others                                          1,014              1,406                 3,574              3,835
   Unallocated corporate expenses                     (1,239)            (1,228)               (6,865)            (5,622)  (2)
   Elimination of intersegment profits                   (57)               (77)                 (115)              (184)
-----------------------------------------------------------------------------------------------------------------------------
Total income before income taxes                    $ 19,786           $ 14,381              $ 57,812           $ 40,763   (3)
=============================================================================================================================

Gross fixed assets:
   Restaurants                                      $138,512
   Commissaries                                       53,110
   All others                                          5,050
   Unallocated corporate assets                       79,751
   Accumulated depreciation                          (61,725)
------------------------------------------------------------
Net fixed assets                                    $214,698
============================================================

(1) See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.
(2) Certain 1998 data from prior quarters has been reclassified between segments to more appropriately reflect the accounting for the Minnesota Pizza acquisition.
(3) Excludes the cumulative effect of a change in accounting principle.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restaurant Progression (1)

                                                Three Months Ended                             Nine Months Ended
                                      September 26,            September 27,         September 26,             September 27,
                                          1999                     1998                  1999                      1998
----------------------------------------------------------------------------------------------------------------------------
U.S. Company-owned:

Beginning of period                             519                      474                   514                       427
Opened                                            9                       18                    19                        57
Closed                                            -                        -                    (1)                       (1)
Sold to franchisees                               -                       (2)                   (6)                       (3)
Acquired from franchisees                        20                       11                    22                        21
----------------------------------------------------------------------------------------------------------------------------
End of period                                   548                      501                   548                       501
----------------------------------------------------------------------------------------------------------------------------

U.S. franchised:

Beginning of period                           1,523                    1,212                 1,365                     1,090
Opened                                           88                       74                   248                       207
Closed                                           (2)                       -                    (8)                       (2)
Sold to Company                                 (20)                     (11)                  (22)                      (21)
Acquired from Company                             -                        2                     6                         3
----------------------------------------------------------------------------------------------------------------------------
End of period                                 1,589                    1,277                 1,589                     1,277
----------------------------------------------------------------------------------------------------------------------------

International franchised:

Beginning of period                              15                        -                     6                         -
Opened                                            7                        2                    16                         2
----------------------------------------------------------------------------------------------------------------------------
End of period                                    22                        2                    22                         2
----------------------------------------------------------------------------------------------------------------------------

Total at end of period                        2,159                    1,780                 2,159                     1,780
============================================================================================================================

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

Revenues. Total revenues increased 19.3% to $202.1 million for the three months ended September 26, 1999, from $169.4 million for the comparable period in 1998, and 20.3% to $589.8 million for the nine months ended September 26, 1999, from $490.1 million for the comparable period in 1998.

Restaurant sales increased 13.4% to $96.5 million for the three months ended September 26, 1999, from $85.2 million for the comparable period in 1998, and 15.9% to $289.2 million for the nine months ended September 26, 1999, from $249.5 million for the comparable period in 1998. These increases were primarily due to increases of 9.6% and 13.4% in the number of equivalent Company-owned restaurants open during the three and nine months ended September 26, 1999, respectively, compared to the same period in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, sales increased 4.5% for the three months ended September 26, 1999, over the comparable period in 1998, and 3.9% for the nine months ended September 26, 1999, over the comparable period in 1998, for Company-owned restaurants open throughout both periods due to reduced price discounting during 1999.

Franchise royalties increased 29.9% to $10.3 million for the three months ended September 26, 1999, from $7.9 million for the comparable period in 1998, and 29.5% to $29.8 million for the nine months ended September 26, 1999, from $23.0 million for the comparable period in 1998. These increases were primarily due to increases of 26.5% and 25.8% in the number of equivalent franchised restaurants open during the three and nine months ended September 26, 1999, compared to the same periods in 1998. Also, sales increased 6.9% for the three months ended September 26, 1999, over the comparable period in 1998, and 7.5% for the nine months ended September 26, 1999, over the comparable period in 1998, for franchised restaurants open throughout both periods.

Franchise and development fees increased 16.0% to $1.8 million for the three months ended September 26, 1999, from $1.5 million for the comparable period in 1998, and 31.3% to $5.0 million for the nine months ended September 26, 1999, from $3.8 million for the comparable period in 1998. These increases were primarily due to the 264 franchised restaurants opened during the nine months ended September 26, 1999, versus the 209 opened during the comparable period in 1998, and the mix of development agreements under which the restaurants were opened. The average dollar amount of fees per franchised restaurant opening may vary from period to period, as restaurants opened pursuant to older development agreements and certain "Hometown restaurants" generally have lower required fees than restaurants opened pursuant to more recent development agreements. "Hometown restaurants" are generally located in smaller markets with fewer than 9,000 households. Hometown restaurant development agreements entered into subsequent to March 1998, generally provide for fees equivalent to those under standard development agreements.

Commissary sales increased 28.2% to $81.0 million for the three months ended September 26, 1999, from $63.2 million for the comparable period in 1998, and 26.0% to $227.1 million for the nine months ended September 26, 1999, from $180.2 million for the comparable period in 1998. These increases were primarily the result of the increases in equivalent franchised restaurants previously noted.

Equipment and other sales increased 7.1% to $12.5 million for the three months ended September 26, 1999, from $11.7 million for the comparable period in 1998, and 15.2% to $38.7 million for the nine months ended September 26, 1999, from $33.6 million for the comparable period in 1998. These increases were due to ongoing equipment and smallwares orders related to the previously noted increase in equivalent franchised restaurants and an increase in sales and support fees of the Papa John's PROFIT System, a proprietary point of sale system. The nine-month increase is also due to increases in the number of new restaurant equipment packages sold to franchisees that opened restaurants during the nine months ended September 26, 1999 as compared to the same period in 1998, partially offset by the decrease in sales of the Papa John's PROFIT System. Substantially all franchisees had installed the Papa John's PROFIT System in their existing restaurants by March 29, 1998.

Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, increased as a percentage of restaurant sales to 27.4% for the three months ended September 26, 1999, from 26.9% for the comparable period in 1998, and decreased to 25.6% for the nine months ended September 26, 1999, from 26.4% for the comparable period in 1998. The increase for the three-month period is primarily due to an increase in the average cheese block market price. Cheese represents approximately 40% of food cost and is subject to significant price fluctuations caused by weather, demand and other factors. The decrease for the nine-month period is primarily attributable to reduced restaurant menu price discounting, partially offset by an increase in the average cheese block market price.

Restaurant salaries and benefits as a percentage of restaurant sales decreased to 26.7% for the three months ended September 26, 1999, from 26.9% for the comparable period in 1998, and remained consistent at 27.0% for the nine months ended September 26, 1999 and September 27, 1998. The decrease for the three months was the result of labor efficiencies. For the nine-month period, this decrease was offset by higher staffing levels after the 14th Anniversary promotion to support the demands of new customers. Occupancy costs were relatively consistent as a percentage of restaurant sales at 5.3% for the three months ended September 26, 1999, compared to 5.4% for the comparable period in 1998, and 5.0% for the nine months ended September 26, 1999, compared to 5.1% for the comparable period in 1998.

Advertising and related costs were relatively consistent as a percentage of restaurant sales at 8.3% for the three months ended September 26, 1999, compared to 8.4% for the comparable period in 1998 and 8.7% for the nine months ended September 26, 1999 and September 27, 1998.

Other restaurant operating expenses increased as a percentage of restaurant sales to 13.5% for the three months ended September 26, 1999, from 13.0% for the comparable period in 1998, and increased as a percentage of restaurant sales to 13.4% for the nine months ended September 26, 1999, from 13.0% for the comparable period in 1998. These increases were due to increased repair and maintenance costs. The nine-month increase is also attributed to increased costs associated with the 14th Anniversary promotion. Other operating expenses include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production, food, equipment purchases and storage to Company-owned restaurants.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, information systems, and printing and promotional items to franchisees and other customers. These costs decreased as a percentage of combined commissary sales and equipment and other sales to 90.8% for the three months ended September 26, 1999, as compared to 92.0% for the same period in 1998, and decreased to 90.8% for the nine months ended September 26, 1999, from 91.5% for the same period in 1998. Cost of sales as a percentage of combined commissary sales and equipment and other sales decreased to 77.1% for the three months ended September 26, 1999, from 78.8% for the comparable period in 1998, and decreased to 76.3% for the nine months ended September 26, 1999, from 78.2% for the comparable period in 1998. These decreases were due primarily to the timing of certain commodity price changes and the change in classification of certain expenses to salaries and benefits previously reported as cost of sales. Salaries and benefits increased to 6.6% for the three months ended September 26, 1999, from 5.8% for the comparable period in 1998, and increased to 6.7% for the nine months ended September 26, 1999, from 5.8% for the comparable period in 1998 due primarily to the change in classification of certain expenses previously reported in cost of sales and general and administrative expenses. Other operating expenses decreased to 7.1% for the three months ended September 26, 1999, from 7.5% for the comparable period in 1998, and increased to 7.8% for the nine months ended September 26, 1999, from 7.5% for the comparable period in 1998. The decrease for the three months ended September 26, 1999 is primarily attributed to a reduction in commissary rent expense due to the opening of the Dallas, Texas and Louisville, Kentucky commissaries that were previously operated in leased facilities. The increase for the nine months ended September 26, 1999 is attributed to higher delivery costs related to the transition to a new distribution vendor and higher costs related to the 14th Anniversary promotion, partially offset by a reduction in commissary rent expense as noted above.

General and administrative expenses as a percentage of total revenues decreased to 6.8% for the three months ended September 26, 1999, from 7.6% for the comparable period in 1998, and decreased to 7.2% for the nine months ended September 26, 1999, from 8.0% for the comparable period in 1998. The decreases were due to leveraging expenses on a higher sales base, the resolution of certain tax incentives related to the construction of the new corporate headquarters facility, and the change in classification of certain expenses to commissary, equipment and other salaries and benefits previously reported as general and administrative expenses. The change in classification represented approximately 0.2% of the total improvement in both the three and nine month periods. The overall decrease in general and administrative expenses for both periods was partially offset by an increase in legal costs (see Part II, Item 1. Legal Proceedings).

Pre-opening and other general expenses decreased to ($43,000) for the three months ended September 26, 1999, from $369,000 for the comparable period in 1998, and increased to $2.7 million for the nine months ended September 26, 1999, from $2.6 million for the comparable period in 1998. The decrease for the three months is due to reduced write-offs for restaurant relocations and lower restaurant pre-opening expenses. The increase for the nine months was due to increased equipment and leasehold write-offs resulting from an increased number of restaurant relocations and divestitures, partially offset by lower restaurant pre-opening expenses. Restaurant pre-opening costs decreased due to a lower number of corporate restaurant openings during the three and nine months ended September 26, 1999 compared to the same periods in 1998.

Depreciation and amortization were relatively consistent as a percentage of total revenues at 3.1% and 3.0% for the three and nine months ended September 26, 1999, as compared to 3.2% and 3.1% for the comparable periods in 1998.

Investment Income. Investment income decreased to $831,000 for the three months ended September 26, 1999, from $1.0 million for the comparable period in 1998, and decreased to $2.5 million for the nine months ended

September 26, 1999, from $3.1 million for the comparable period in 1998. These decreases were primarily due to a lower average balance of franchise loans and changes in the composition of our investments during the three and nine months ended September 26, 1999 compared to the same periods in 1998.

Income Tax Expense. Income tax expense, exclusive of Minnesota Pizza operating results, reflects a combined federal, state and local effective tax rate of 37.5% for the three and nine months ended September 26, 1999, compared to 37.0% for the comparable periods in 1998 (see Note 3 of Notes to Condensed Consolidated Financial Statements). The effective tax rate in 1999 increased as a result of a relative decrease in the level of tax-exempt investment income to total pre-tax income.

Liquidity and Capital Resources

Cash flow from operations increased to $63.4 million for the nine months ended September 26, 1999, from $49.1 million for the comparable period in 1998, due primarily to the higher level of net income for the first nine months of 1999 partially offset by increases in other components of working capital.

We require capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities and the funding of franchisee loans. Capital expenditures of $62.3 million for the nine months ended September 26, 1999, were funded by cash flow from operations and cash generated from the exercise of stock options.

In addition to restaurant development and potential acquisitions, significant capital projects for the next 12 months are expected to include the completion of the 247,000 square foot facility in Louisville, Kentucky. In mid-1999, the Louisville commissary operations and the majority of the team members in the corporate offices were relocated to the new facility which is expected to be completed in late-1999. In early-2000, we expect to open a full-service commissary in Pittsburgh, Pennsylvania and complete the expansion and relocation of the Phoenix, Arizona distribution center to a full-service commissary by mid-2000.

We have been approved to receive up to $21.0 million in incentives under the Kentucky Jobs Development Act in connection with the relocation of our corporate offices. Based upon the expected timing of completion of the facility and its final design, we expect to earn approximately $13.0 million of such incentives through 2007.

Capital resources available at September 26, 1999, include $45.5 million of cash and cash equivalents, $39.8 million of investments, and $19.5 million under a line of credit expiring in June 2000. We expect to fund planned capital expenditures for the next twelve months from these resources and operating cash flows.

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

Our year 2000 evaluation has been ongoing since late 1997 and became more formalized in January 1999 with the formation of a committee comprised of senior management from various departments within the Company. The primary goal of the committee was to assess and mitigate risk associated with year 2000 issues by September 1999. The committee developed a three-phased approach to accomplish this goal consisting of the following: (1) identifying and documenting the business components impacted by the year 2000, both internally and externally, assigning priority to those components identified based on the level of risk, and determining year 2000 compliance; (2) performing tests for year 2000 compliance; and (3) developing contingency plans based upon the results of the risk analysis and testing phases.

As required by this three-phased approach, we completed an assessment of our internal information technology and have modified or replaced certain software and hardware to function properly in the year 2000 and thereafter. The total year 2000 project cost is immaterial to our financial position, net income and liquidity. Much of the cost related to year 2000 changes coincides with company plans to replace certain systems, including the financial accounting and payroll/human resource systems, which were upgraded in January 1999, in order to accommodate our planned growth. About 95% of the new financial accounting system has been implemented and the remaining portion is expected to be implemented in December 1999. Based upon the representations from the manufacturers of these systems, and our internal testing, we believe the systems are year 2000 compliant. The timing of implementation was not materially affected by year 2000 concerns.

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

We have queried our significant vendors with respect to year 2000 issues and have received responses from these vendors, including our cheese and tomato sauce vendors. We are not aware of any vendors with a year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that vendors will be year 2000 ready. The inability of vendors to complete their year 2000 resolution process in a timely fashion could materially impact us, although the actual impact of non-compliance by vendors is not determinable.

There can be no assurance that we will be completely successful in our efforts to address year 2000 issues. We have evaluated contingency plans in the event we do not complete all phases of the year 2000 program, but do not believe any such contingency plans need to be enacted at this time.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On August 12, 1998, Pizza Hut, Inc. filed suit against us in the United States District Court for the Northern District of Texas under the federal Lanham Act (the "Lawsuit") claiming, among other things, that we engaged in acts of unfair competition through dissemination of "false, misleading and disparaging advertising", including without limitation, the use of our "Better Ingredients. Better Pizza." trademark. Pizza Hut is seeking injunctive relief and damages in an amount of not less than $12.5 million, attorneys' fees, and other relief. We have filed counterclaims against Pizza Hut claiming, among other things, that the Lawsuit was filed primarily, if not solely, as a competitive ploy and that Pizza Hut had engaged in false, misleading and disparaging advertising aimed at us. We have asked the court for an award of our reasonable attorneys' fees, as well as for other relief to which we may be entitled. The trial in this case began October 25, 1999, and is currently in process. We continue to believe the Lawsuit has no merit and intend to vigorously defend the claims asserted against us.

We are also subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.


Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits

         Exhibit
         Number           Description

         10.1             Committed Line of Credit Note with PNC Bank.

         11               Calculation of Earnings per Share

         27 Financial Data Schedule for the nine months ended September 26, 1999, which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

         99.1 Cautionary Statements. Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 27, 1998 (Commission File No. 0-21660) is incorporated herein by reference.

     b.  Current Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarterly period ended September 26, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PAPA JOHN'S INTERNATIONAL, INC.
                                   (Registrant)



Date:   November 9, 1999                      /s/ E. Drucilla Milby
      --------------------                    ------------------------------
                                              E. Drucilla Milby, Senior Vice
                                                 President, Chief Financial
                                                 Officer  and Treasurer