Form 10-K
period 1999-12-26
PAPA JOHNS INTERNATIONAL INC
filed 2000-03-23
CIK 901491

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 13, 2000 there were 25,766,938 shares of the Registrant's Common Stock outstanding. The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of the Registrant at such date was $478,421,048 based on the last sale price of the Common Stock on March 13, 2000 as reported by The NASDAQ Stock Market. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Part III are incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2000.

                                TABLE OF CONTENTS


PART I
         Item 1.    Business
         Item 2.    Properties
         Item 3.    Legal Proceedings
         Item 4.    Submission of Matters to a Vote of Security Holders

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

PART III
         Item 10.   Directors and Officers of the Registrant
         Item 11.   Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners and Management
         Item 13.   Certain Relationships and Related Transactions

PART IV
         Item 14.   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K


                                     PART I

ITEM 1.  BUSINESS

GENERAL

Papa John's International, Inc. (referred to as "the Company", "Papa John's" or in the first person notations of "we", "us" and "our") operates and franchises pizza delivery and carry-out restaurants under the trademark "Papa John's" domestically in 47 states, the District of Columbia and five international markets, and under the trademark "Perfect Pizza" in the United Kingdom. The first Company-owned Papa John's restaurant opened in 1985 and the first franchised restaurant opened in 1986. We acquired Perfect Pizza Holdings Limited ("Perfect Pizza") in 1999 (see Business - Expansion). At December 26, 1999, there were 2,280 Papa John's restaurants in operation, consisting of 573 Company-owned and 1,707 franchised restaurants. Additionally, there were 206 Perfect Pizza restaurants in operation, consisting of 12 Company-owned and 194 franchised-owned restaurants.

STRATEGY

Our goal is to build the strongest brand loyalty of all pizzerias internationally. To accomplish this goal, we have developed a strategy designed to achieve high levels of customer satisfaction and repeat business, as well as to establish recognition and acceptance of the Papa John's brand. The key elements of our strategy include:

FOCUSED, HIGH QUALITY MENU. Papa John's restaurants offer a focused menu of high quality pizza, breadsticks and cheesesticks. Papa John's traditional crust pizza is prepared using fresh dough (never frozen), cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high quality meat and vegetable toppings. Papa John's thin crust pizza is made with a prepared crust and the same high quality toppings. We believe our focused menu creates a strong identity in the marketplace and simplifies operations.

EFFICIENT OPERATING SYSTEM. We believe our operating and distribution systems, restaurant layout and designated delivery areas result in lower restaurant operating costs and improved food quality, and promote superior customer service. Our commissary system takes advantage of volume purchasing of food and supplies, and provides consistency and efficiencies of scale in dough production. This eliminates the need for each restaurant to order food from multiple vendors and commit substantial labor and other resources to dough preparation. Because Papa John's restaurants have a focused menu and specialize in delivery and carry-out services, each team member can concentrate on a well-defined function in preparing and delivering the customer's order.

COMMITMENT TO TEAM MEMBER TRAINING AND DEVELOPMENT. We are committed to the development and motivation of our team members through on going training programs, incentive compensation and opportunities for advancement. Team member training programs are conducted for corporate team members, as well as franchise team members located at training centers across the United States. We offer performance-based financial incentives and stock option awards to restaurant team members at various levels. Our growth also provides significant opportunities for advancement. We believe these factors create an entrepreneurial spirit throughout Papa John's, resulting in a positive work environment and motivated, customer-oriented team members.

TARGETED, COST-EFFECTIVE MARKETING. Our restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. In markets in which we or our franchisees have a significant presence, local marketing efforts are supplemented with radio and television advertising. Three national television campaigns aired in 1999.

FRANCHISE SYSTEM. We are committed to developing a strong franchise system by attracting experienced operators, allowing them to expand in a controlled manner and monitoring their compliance with our high standards. We seek to attract franchisees with experience in multi-unit restaurant operations and with the financial resources and management capability to open multiple locations. To ensure consistent food quality, each domestic franchisee is required to purchase dough and spice mix from us and purchase all other supplies from us or our approved suppliers. Commissaries outside the U.S. may be operated by franchisees pursuant to license agreements. We devote significant resources to provide Papa John's franchisees with assistance in restaurant operations, management training, team member training, marketing, site selection and restaurant design.

UNIT ECONOMICS

We believe our unit economics are exceptional. In 1999, the 492 restaurants that were Company-owned and that are included in the most recent comparable restaurant base generated average sales of $754,000, average cash flow (operating income plus depreciation) of $154,000 and average restaurant operating income of $128,000 (or 17.0% of average sales).

The average cash investment for the 36 Company-owned restaurants opened during the 1999 fiscal year, exclusive of land, was approximately $224,000. We expect the average cash investment for Company-owned restaurants opening in 2000 to be approximately $244,000.

EXPANSION

A total of 401 Papa John's restaurants were opened during 1999, consisting of 36 Company-owned and 365 franchised restaurants. During 1999, we acquired Perfect Pizza, an operator and franchisor of 205 delivery and carry-out pizza restaurants in the United Kingdom (See "Note 3" of "Notes to Consolidated Financial Statements"). One Perfect Pizza franchised restaurant was opened in 1999 subsequent to our acquisition. During 2000, we plan to open approximately 35 restaurants and acquire an additional 60 restaurants from our franchisees and expect franchisees to open approximately 375 restaurants. Newer domestic market expansion is planned for the upper Northeast Coast, West Coast and Rocky Mountain regions, in addition to building out existing markets throughout the country. International expansion is planned primarily in Mexico, Puerto Rico, Venezuela, Costa Rica, Guatemala, Saudi Arabia, Canada, Iceland and the United Kingdom. New restaurants in the United Kingdom may be opened as either Papa John's or Perfect Pizza units. We expect that substantially all existing or new Perfect Pizza units will be converted to Papa John's over a three-year period.

Our ability and the ability of our franchisees to open new restaurants is affected by a number of factors, many of which are beyond our control and the control of our franchisees. These factors include, among other things, selection and availability of suitable restaurant and commissary locations, increases in food, paper or labor costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants and the hiring, training and retention of management and other personnel.

Accordingly, there can be no assurance that we or our franchisees will be able to meet planned growth targets or open restaurants in markets now targeted for expansion.

Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants within a particular market results in increased average restaurant sales in that market. We have co-developed markets with some franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future. In determining which new markets to develop, we consider many factors, including the size of the market, demographics and population trends, competition, and availability and costs of real estate. Before entering a new market, we analyze detailed information concerning these factors and each market is toured and evaluated by a member of our Development department.

MENU

Papa John's restaurants offer a focused menu of high quality pizza, breadsticks and cheesesticks, as well as canned or bottled soft drinks. Papa John's traditional crust pizza is prepared using fresh dough (never frozen), and our thin crust pizza is made with a prepared crust. Papa John's pizzas are made from hard wheat flour, cheese made from 100% real mozzarella, freshed-packed pizza sauce made with vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat (no artificial fillers) and vegetable toppings. Fresh onions and green peppers are purchased from local produce suppliers and sliced daily in the restaurants. Fresh baby portabella mushrooms are purchased from the commissary system, which delivers twice weekly. Each traditional crust pizza is served with a container of our special garlic sauce and two pepperoncinis, and each thin crust pizza is served with a container of special seasonings and two pepperoncinis. We believe our focused menu helps create a strong identity among consumers and simplifies operations, resulting in lower restaurant operating costs, improved food quality and consistency and superior customer service.

RESTAURANT DESIGN AND SITE SELECTION

The exterior of most Papa John's restaurants is characterized by backlit awnings, neon window designs and other visible signage. A typical domestic Papa John's restaurant averages 1,100 to 1,800 square feet and a typical international Papa John's restaurant averages 800 to 1,400 square feet. Papa John's restaurants are designed to facilitate a smooth flow of food orders through the restaurant. The layout includes specific areas for order taking, pizza preparation and routing, resulting in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of food products. The typical interior of a Papa John's restaurant has a vibrant red and white color scheme with green striping, and includes a bright menu board, custom counters and a carry-out customer area. The counters are designed to allow customers to watch the team members slap out the dough and put sauce and toppings on pizzas.

We consider the location of a restaurant to be important and therefore devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics, target population density, household income levels and competitive factors. A member of our development team inspects each potential domestic Company-owned or franchised restaurant location and the surrounding market before a site is approved. Our restaurants are typically located in strip shopping centers or free-standing buildings that provide visibility, curb appeal and accessibility. Our restaurant design may be configured to fit a wide variety of building shapes and sizes, which increases the number of suitable locations for our restaurants.

Since 1994, an increasing number of free-standing restaurants have been opened in the Papa John's system. We seek either existing buildings suitable for conversion, or locations suitable for the construction of our prototype restaurant. Free-standing buildings generally provide more signage and better visibility, accessibility and parking. We believe that these locations improve Papa John's image and brand awareness. At year-end, free-standing units represented approximately 24% of Company-owned restaurants. We expect this ratio to remain fairly consistent in future years. During 1997, we constructed our first multi-bay unit, housing a Company-owned restaurant in addition to third party tenants. Management believes that improved site selection may result from maintaining control of the multi-bay development process. We have seven multi-bay units open and this strategy will continue to be evaluated as additional operational and financial results for these types of units become available for analysis.

All of the equipment, fixtures and smallwares needed to open a Papa John's restaurant are available for purchase through us. We also provide layout and design services and recommend subcontractors, signage installers and telephone systems to Papa John's franchisees. Although not required to do so, substantially all of Papa John's franchisees purchase most of their equipment from us.

COMMISSARY SYSTEM; PURCHASING

Our domestic commissary system, comprised of eleven regional quality control centers, supplies pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant. Our system enables us to monitor and control product quality and consistency, while lowering food costs. We relocated our full service commissary in Louisville, Kentucky and opened a full-service commissary in Dallas, Texas (replacing the distribution center) in 1999. A full-service commissary was opened in Pittsburgh, Pennsylvania in January 2000. A full-service commissary is expected to open in Phoenix, Arizona in the second quarter of 2000 (to replace our current distribution center). Our other full-service commissaries are in Orlando, Florida; Raleigh, North Carolina; Jackson, Mississippi; Denver, Colorado; Rotterdam, New York; Portland, Oregon and Des Moines, Iowa. The primary difference between a full-service commissary and a distribution center is that full-service commissaries produce dough. The commissary system capacity is continually evaluated in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant.

Four international franchised commissaries located in Costa Rica, Venezuela, Guatemala and Mexico were opened in 1999. Other international franchised commissaries are located in Mexico and Puerto Rico. We expect that future international commissaries will be licensed to franchisees; however, we may open Company-owned commissaries at our discretion. Perfect Pizza is currently relocating and expanding its distribution center and the new facility will accommodate a full-service commissary as the conversion to Papa John's takes place in the future.

We set quality standards for all products used in our restaurants and designate approved outside suppliers of food and paper products which must meet our quality standards. In order to ensure product quality and consistency, all of our restaurants are required to purchase proprietary spice mix and dough from our commissaries. Franchisees may purchase other goods directly from approved suppliers or our commissaries. National purchasing agreements with most of our suppliers generally result in volume discounts to us, allowing us to sell products to our restaurants at prices which we believe are below those generally available in the marketplace. Within our domestic commissary system, products are distributed to restaurants by refrigerated trucks leased and operated by us or transported by a dedicated logistics company.

Effective December 27, 1999, the commissary entered into a purchasing arrangement with a third-party entity formed at the direction of the Franchise Advisory Council (see Franchise Program - Franchise Advisory Council) for the sole purpose of reducing cheese price volatility. Under this arrangement, the commissary will purchase cheese at a fixed quarterly price based in part on historical average cheese prices. Gains and losses incurred by the selling entity will be passed to the commissary via adjustments to the selling price over time. Ultimately the commissary will purchase cheese at a price approximating the actual average market price, but with more predictability and less volatility than the previous purchasing method.

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

In addition to extensive local store marketing, all Company-owned and franchised Papa John's restaurants within a developed market are required to join an advertising cooperative ("Co-op"). Each member restaurant contributes a percentage of sales to the Co-op for market wide programs, such as radio, television and billboards. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op's members. The restaurant-level and Co-op marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John's Marketing Fund, Inc., a non-profit corporation (the "Marketing Fund"), for use by us and our franchisees. The Marketing Fund produces Papa John's national television commercials.

We provide both Company-owned and franchised restaurants with catalogs for the purchase of uniforms and promotional items and pre-approved print marketing materials. We also provide direct marketing services to Company-owned and franchised restaurants utilizing customer information gathered by our proprietary point-of-sale technology.

COMPANY OPERATIONS

RESTAURANT PERSONNEL. A typical Papa John's restaurant employs a restaurant manager, two assistant managers and approximately 20 - 25 hourly team members, most of whom work part-time. The manager is responsible for the day-to-day operation of the restaurant and for maintaining Company-established operating standards. The operating standards and other resources are contained in a comprehensive operations manual supplied to each restaurant and updated regularly. We seek to hire experienced restaurant managers and staff, provide comprehensive training on operations and managerial skills, and motivate and retain them by providing opportunities for advancement and performance-based financial incentives and stock option grants.

We employ area supervisors, each of whom has responsibility for overseeing three to six Company-owned restaurants. We also employ regional vice presidents and district managers who oversee area supervisors and managers within their respective markets. These team members are also eligible to earn performance-based financial incentives, including stock option grants.

TRAINING AND EDUCATION. We have a department dedicated to training and developing team members, as well as assisting new restaurant openings. We have at least one full-time training coordinator in each of our markets and regional training directors located strategically across the country. We provide an on-site training team three days before and three days after the opening of any Company-owned or franchised restaurant requesting assistance. Each regional vice president, district manager, area supervisor and restaurant manager completes our management training program and on-going development programs in which instruction is given on all aspects of our systems and operations. The programs include classroom instruction and hands-on training at an operating Papa John's restaurant or at Company-certified training centers. Our training includes: new team member orientation, in-store and delivery training, core management skills training, new product or program implementation and ongoing developmental programs.

POINT OF SALE TECHNOLOGY. Point of sale technology (our proprietary PROFIT System-TM-) is in place in substantially all Company-owned and franchised restaurants. We believe this technology facilitates faster and more accurate order taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs. We believe the PROFIT System enhances restaurant-level marketing capabilities through the development of a data base containing information on customers and their buying habits with respect to our products. Polling capabilities allow us to obtain restaurant operating information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting.

REPORTING. Managers at Company-owned restaurants evaluate daily reports of sales, cash deposits and operating costs. Physical inventories of all food and beverage items are taken nightly. Our area supervisors prepare weekly operating projections for each of the restaurants under their supervision.

HOURS OF OPERATIONS. Our restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday.

FRANCHISE PROGRAM

GENERAL. We continue to attract many franchisees with significant restaurant experience. We consider our franchisees to be a vital part of our system's continued growth and believe our relationship with our franchisees is excellent. As of December 26, 1999, there were 1,707 franchised Papa John's restaurants operating in 46 states, the District of Columbia, and five international markets, and 194 franchised Perfect Pizza restaurants operating in the United Kingdom. We had development agreements for approximately 1,321 additional franchised restaurants committed to open through 2009. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. Formal development agreements for franchised Perfect Pizza restaurants do not exist, although a pipeline of qualified franchisees interested in expansion is maintained. During the 1999 fiscal year, 365 (345 domestic and 20 international) franchised Papa John's restaurants were opened, and one Perfect Pizza franchised restaurant was opened subsequent to our acquisition.

APPROVAL. Franchisees are approved on the basis of the applicant's business background, restaurant operating experience and financial resources. We generally seek franchisees who will enter into development agreements for multiple restaurants. We seek franchisees who have restaurant experience or, in the case of franchisees who do not have restaurant experience, we require the franchisee to hire a full-time operator who has either an equity interest or the right to acquire an equity interest in the franchise operation. We have recently added small towns and non-traditional locations in our franchising program. These venues are often sold as a single restaurant location.

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

In 1997, we began developing an international department and opened our first franchised restaurant outside the U.S. in July 1998. In international markets, we enter into either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under a master franchise agreement, the franchisee has the right to subfranchise a portion of the development to one or more subfranchisees approved by us. Under our current standard international development agreement, the franchisee is required to pay total fees of $25,000 per restaurant, $10,000 at the time of signing the agreement, $10,000 ninety days before the scheduled opening date of each restaurant and $5,000 upon signing the franchise agreement for a specific location. Under our current master franchise agreement, the master franchisee is required to pay total fees of $25,000 per restaurant owned and operated by the master franchisee, under the same terms as for the development agreement, and $15,000 for each subfranchised restaurant, $10,000 upon signing of the master franchise agreement and $5,000 on or prior to the date the subfranchised restaurant opens for business.

Our current standard international master franchise and development agreements provide for payment to us of a royalty fee of 5% of sales (including sales by subfranchised restaurants), with no provision for increase. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our standard domestic franchise agreement.

As a result of our acquisition, we franchise restaurants in the United Kingdom under Perfect Pizza franchise agreements, which were in effect at the time of our acquisition. These franchise agreements differ from our standard international franchise agreements in many respects, with few material differences. A principal difference is the term of the agreement, which is five years. The franchisee fee is L8,000 (approximately $13,000 at current exchange rates), and the royalty rate of 5% is the same as our standard international agreements. The Perfect Pizza system has been developed principally through franchising of individual restaurants to single location franchisees. Thus, the system has no equivalent to our development agreements or master franchise agreements. It is expected that future development in the United Kingdom will take place pursuant to standard Papa John's international development and franchise agreements.

We have entered into a limited number of development and franchise agreements for non-traditional restaurant units. These agreements generally cover venues or areas not originally targeted for development and have terms differing from the standard agreement. Although we expect an increase in the number of franchised units in non-traditional venues in 2000, we do not believe these contracts will have a significant impact on 2000 revenues or earnings.

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

FRANCHISEE LOAN PROGRAM. In 1996, we established a program under which selected franchisees could borrow funds for use in the construction and development of their restaurants. Loans made under the program typically bear interest at fixed or floating rates (ranging from 5.5% to 12.0% at December 26, 1999), and are secured by the fixtures, equipment and signage (and where applicable, the land) of the restaurant and the ownership interests in the franchisee. In limited cases, we have obtained a purchase option with respect to the financed restaurants. At December 26, 1999, loans outstanding under the franchise loan program totaled $11.7 million, with commitments to lend up to an additional $2.5 million. We do not expect to significantly expand the franchise loan program beyond current commitment levels.

FRANCHISE TRAINING AND SUPPORT. Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program and who devotes his or her full business time and efforts to the operation of the franchisee's restaurants. Each franchised restaurant manager is also required to complete our Company-certified management training program. We provide an on-site training crew three days before and three days after the opening of a franchisee's first two restaurants. Ongoing supervision of training is monitored by the corporate franchise training team. Multi-unit franchisees are encouraged to hire a full-time training coordinator certified to deliver Company approved programs in order to train new team members and management candidates for their restaurants. Our franchise consultants, reporting to the Vice President of Franchise Sales and Operations, maintain open communication with the franchise community, relaying operating and marketing information and new ideas between us and franchisees.

FRANCHISE OPERATIONS. All franchisees are required to operate their Papa John's restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

FRANCHISE ADVISORY COUNCIL. We have a Franchise Advisory Council that consists of Company and franchisee representatives. The Advisory Council holds quarterly meetings to discuss new marketing ideas, operations, growth and other relevant issues.

REPORTING. We collect weekly and monthly sales and other operating information from Papa John's franchisees. We have agreements with most Papa John's franchisees permitting us to electronically debit the franchisees' bank accounts for the payment of royalties, Marketing Fund contributions and commissary purchases from Papa John's. This system significantly reduces the resources needed to process receivables, improves cash flow and virtually eliminates past-due accounts related to these items. Franchisees generally are required to purchase and install the Papa John's PROFIT System in their restaurants. See "Company Operations -- Point of Sale Technology."

COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than Papa John's. Competitors include a large number of international, national and regional restaurant chains, as well as local pizza operators. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are, or may be, located. Within the pizza segment of the restaurant industry, we believe that our primary competitors are the international pizza chains, including Pizza Hut, Domino's and Little Caesars, and several regional chains (Papa Murphy's, Donatos, etc.). A change in the pricing or other marketing strategies of one or more of these competitors could have an adverse impact on our sales and earnings.

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

We are also subject to the Americans With Disabilities Act of 1990, which, among other things, may require renovations to restaurants to meet federally-mandated requirements. The cost of these renovations is not expected to be material. Further government initiatives, if enacted, for example, a proposed system of mandated health insurance, could adversely affect us and our franchisees as well as the restaurant industry in general.

TRADEMARKS

Our rights in principal trademarks and service marks are a significant part of our business. We are the owner of the federal registration of the trademark "Papa John's." We have also registered "Pizza Papa John's and design" (our logo), "Better Ingredients. Better Pizza." and "Pizza Papa John's Better Ingredients. Better Pizza. and design" as trademarks and service marks. We also own federal registrations for several ancillary marks, principally advertising slogans. We have also applied to register our primary trademark, "Pizza Papa John's and design," in 76 foreign countries and the European Community. The "Perfect Pizza" trademark is also registered in the United Kingdom. We are aware of the use by other persons in certain geographical areas of names and marks which are the same as or similar to our marks. It is our policy to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

On August 12, 1998, Pizza Hut, Inc. filed suit against us in the United States District Court for the Northern District of Texas, claiming that our "Better Ingredients. Better Pizza." slogan constitutes false and deceptive advertising in violation of the Lanham Trademark Act. Pizza Hut also filed petitions for cancellation in the trademark Trial and Appeal Board of the United States Department of Commerce Patent and Trademark Office against our registrations for "Better Ingredients. Better Pizza." and "Pizza Papa John's Better Ingredients. Better Pizza. and design" as trademarks and service marks. Proceedings on both of these cancellation petitions were stayed by the Trademark Trial and Appeal Board pending the outcome of the lawsuit filed by Pizza Hut, as the issues are substantially the same (see "Legal Proceedings" and "Note 14" of "Notes to Consolidated Financial Statements").

EMPLOYEES

As of December 26, 1999, we employed 16,619 persons, of whom approximately 14,439 were restaurant team members, 762 were restaurant management and supervisory personnel, 593 were corporate personnel and 825 were commissary and support services personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be excellent.

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including information within Management's Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

1. Our ability and the ability of our franchisees to continue to expand through the opening of new restaurants is affected by a number of factors, many of which are beyond our control and our franchisees' control. These factors include, among other things, selection and availability of suitable restaurant locations, increases in food, paper and labor costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of other restaurants, higher than anticipated construction costs, and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that we or the Papa John's franchisees will be able to meet planned growth targets or open restaurants in markets now targeted for expansion.

2. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than Papa John's and our franchisees. Some of these competitors have been in existence for a substantially longer period than us or our franchisees and may be better established in the markets where restaurants operated by Papa John's or our franchisees are, or may be, located. A change in the pricing or other marketing or promotional strategies of one or more of our major competitors could have an adverse impact on sales and earnings at restaurants operated by us and our franchisees.

3. An increase in the cost of cheese or other commodities could adversely affect the profitability of our restaurant operations. Cheese, representing approximately 40% of our food cost, and other commodities are subject to seasonal fluctuations, weather, demand and other factors that are beyond our control. During the third quarter of 1999, cheese prices reached an all time high, but have since returned to more normal levels. Additionally, sustained increases in fuel costs could adversely affect profitability of our restaurant and commissary businesses.

4. Changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants could adversely affect our restaurant business.

5. Our restaurant operations are subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. A significant number of hourly personnel employed by us and our franchisees are paid at rates related to the federal minimum wage. Accordingly, further increases in the minimum wage will increase labor costs for us and our franchisees. Additionally, labor shortages in various markets could result in higher required wage rates.

6. Our international operations are subject to a number of additional factors, including international economic and political conditions, currency regulations and fluctuations, differing cultures and consumer preferences, diverse government regulations and structures, availability and cost of land and construction, and differing interpretation of the obligations established in franchise agreements with international franchisees. Accordingly, there can be no assurance that our international operations will achieve or maintain profitability or meet planned growth rates.

7. Our acquisition of Perfect Pizza and planned conversion of Perfect Pizza restaurants to Papa John's restaurants over the next three years represents the first time we have attempted to expand the Papa John's brand in this manner. There can be no assurance that all conversion issues will be identified and successfully addressed in a timely and cost-effective manner or that the existing Perfect Pizza market share can be successfully converted to Papa John's.

ITEM 2.  PROPERTIES

As of December 26, 1999, there were 2,280 Papa John's restaurants and 206 Perfect Pizza restaurants systemwide.

                     COMPANY-OWNED PAPA JOHN'S RESTAURANTS


                                                                            NUMBER OF
                                                                           RESTAURANTS
                                                                           -----------
         Colorado......................................................        49
         Delaware......................................................        11
         Florida.......................................................        47
         Georgia.......................................................        68
         Illinois......................................................         3
         Indiana.......................................................        36
         Kentucky......................................................        34
         Maryland......................................................        54
         Minnesota.....................................................        41
         Missouri......................................................        20
         New Jersey....................................................         1
         New Mexico....................................................        10
         North Carolina................................................        48
         Ohio..........................................................        18
         Pennsylvania .................................................         1
         South Carolina................................................         3
         Tennessee.....................................................        27
         Texas.........................................................        86
         Virginia......................................................        16
                                                                        ----------
             Total Company-owned Papa John's Restaurants...............       573
                                                                        ==========

                   DOMESTIC FRANCHISED PAPA JOHN'S RESTAURANTS

                                                                            NUMBER OF
                                                                           RESTAURANTS
                                                                          -------------
         Alabama.......................................................        53
         Arkansas......................................................        12
         Arizona.......................................................        45
         California....................................................       126
         Colorado......................................................         3
         Connecticut...................................................        10
         Florida.......................................................       165
         Georgia.......................................................        44
         Hawaii........................................................         7
         Idaho.........................................................         7
         Illinois......................................................        69
         Indiana.......................................................        76
         Iowa..........................................................        19
         Kansas........................................................        24
         Kentucky......................................................        53
         Louisiana.....................................................        45
         Maryland......................................................        18
         Massachusetts.................................................        10
         Michigan......................................................        44
         Minnesota.....................................................         3
         Mississippi...................................................        21
         Missouri......................................................        30
         Montana.......................................................         6
         Nebraska......................................................        13
         Nevada........................................................        13
         New Hampshire.................................................         7
         New Jersey....................................................        22
         New Mexico....................................................         5
         New York......................................................        30
         North Carolina................................................        49
         North Dakota..................................................         2
         Ohio..........................................................       134
         Oklahoma......................................................        22
         Oregon........................................................        15
         Pennsylvania..................................................        67
         Rhode Island..................................................         6
         South Carolina................................................        39
         South Dakota..................................................         4
         Tennessee.....................................................        59
         Texas.........................................................       114
         Utah..........................................................        21
         Virginia......................................................        82
         Washington....................................................        24
         West Virginia.................................................        18
         Wisconsin.....................................................        36
         Wyoming.......................................................         3
         Washington, D.C...............................................         6
                                                                         -------------
             Total Domestic Franchised Papa John's Restaurants.........     1,681
                                                                         =============

                INTERNATIONAL FRANCHISED PAPA JOHN'S RESTAURANTS


                                                                           NUMBER OF
                                                                          RESTAURANTS
                                                                         ------------
         Costa Rica...................................................          5
         Central America..............................................          2
         Mexico .......................................................        10
         Puerto Rico...................................................         4
         Venezula......................................................         5
                                                                         ----------
          Total International Franchised Papa John's Restaurants .......       26
                                                                         ==========


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

Approximately 134 Company-owned restaurants are located in buildings we own on land either owned or leased by us. These restaurants range from 1,200 to 1,800 square feet. Seven of the restaurants are located in multi-bay facilities we own. These multi-bay facilities contain from 2,800 to 5,000 square feet, and the space not utilized by the Papa John's restaurants in each facility is leased or held for lease to third party tenants.

All 194 franchised and 12 Company-owned Perfect Pizza restaurants are located in the United Kingdom. In addition to leasing the 12 Company-owned restaurant sites, we lease and sublease to franchisees 148 of the 194 franchised restaurant sites. The initial lease terms on the Company and franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally 5 to 10 years.

Information with respect to our leased commissaries and other facilities as of December 26, 1999, is set forth below.


               FACILITY                                                SQUARE FOOTAGE
               --------                                                --------------
         Jackson, MS Commissary                                             30,000
         Raleigh, NC Commissary                                             27,000
         Denver, CO Commissary                                              32,000
         Phoenix, AZ Distribution Center
         (terminating in 2000)                                              26,000
         Phoenix, AZ Commissary
         (opening in 2000)                                                  57,000
         Des Moines, IA Commissary                                          31,000
         Rotterdam, NY Commissary                                           45,000
         Portland, OR Commissary                                            37,000
         Pittsburgh, PA Commissary                                          52,000

We own approximately five acres in Orlando on which our 63,000 square foot full-service commissary is located, and eight acres in Dallas on which our 77,500 square foot full-service commissary is located. In addition, the Company owns approximately 72 acres in Louisville, Kentucky with a 42,000 square foot building housing our printing operations and a 247,000 square foot building, approximately 30-40% of which accommodated the relocation and expansion of the Louisville commissary operation and promotional division in 1999. The remainder of the building accommodated the relocation and consolidation of our corporate offices in 1999.

The Perfect Pizza management team is located in 6,000 square feet of leased office space in London with a remaining lease term of 16 years. We expanded and relocated the Perfect Pizza distribution center into a 30,000 square foot owned facility in March 2000. This new facility will accommodate a full-service commissary as the conversion to Papa John's restaurants occurs.

ITEM 3. LEGAL PROCEEDINGS

On August 12, 1998, Pizza Hut, Inc. filed suit against us in the United States District Court for the Northern District of Texas, claiming that our "Better Ingredients. Better Pizza." slogan constitutes false and deceptive advertising in violation of the Lanham Trademark Act. The trial began on October 25, 1999. On November 18, 1999, the jury returned a verdict that our "Better Ingredients. Better Pizza." slogan is false and deceptive. On January 3, 2000, the court announced its judgment, awarding Pizza Hut $468,000 in damages and ordering us to cease all use of the "Better Ingredients. Better Pizza." slogan. Under the judge's order, we were to cease using the slogan in print and broadcast advertising by January 24, 2000, phase out printed promotional materials and other items containing the slogan (except signage) by March 3, 2000 and remove the slogan from restaurant signage by April 3, 2000. We have estimated that the pre-tax costs of complying with the court's order and certain related costs could approximate $12.0 to $15.0 million, of which $6.1 million was recorded as a pre-tax charge against 1999 earnings. However, we filed an appeal of the verdict and the court's order and a motion for stay of the court's order pending outcome of the appeal. On January 21, 2000, the United States Court of Appeals for the Fifth Circuit granted a stay of the District Court judgment pending our appeal. Oral arguments related to the appeal are scheduled to be held in April 2000 (see "Note 14" of "Notes to Consolidated Financial Statements"). If our appeal is successful, the timing and possibly the amount of costs to be incurred could be favorably impacted.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John's, together with their ages, their positions and the years in which they first became an officer:


                                                                                     FIRST ELECTED
NAME                          AGE                   POSITION                        EXECUTIVE OFFICER
----                         -----                 ----------                       -----------------
John H. Schnatter             38       Founder, Chairman of the Board and                 1985
                                       Chief Executive Officer

Blaine E. Hurst               43       Vice Chairman and President                        1995

Charles W. Schnatter          37       Senior Vice President, General                     1991
                                       Counsel and Secretary

E. Drucilla Milby             46       Senior Vice President, Chief Financial             1991
                                       Officer and Treasurer

Robert J. Wadell              44       President - PJ Food Service, Inc.                  1990

Barry M. Barron               43       Senior Vice President - International              1999

Richard J. Emmett             44       Senior Vice President and Senior Counsel           1992

Lou DiFazio, Jr.              42       Vice President - Corporate Operations              1999

J. David Flanery              43       Vice President and Corporate Controller            1994

Thomas C. Kish                34       Vice President - Information and Support           1999
                                       Services

Mary Ann Palmer               42       Vice President - People Department                 1999

Syl J. Sosnowski              58       Vice President - Marketing                         1995

Hart Boesel                   53       Vice President - Franchise Sales & Operations      1999



John Schnatter created the Papa John's concept and founded Papa John's in 1985. He has served as Chairman of the Board and Chief Executive Officer since 1990, and from 1985 to 1990, served as President. John Schnatter has also been a franchisee since 1986.

Blaine Hurst has served as Vice Chairman since 1998 and President since 1996. From 1995 to 1996, Mr. Hurst served as Chief Information Officer after having joined Papa John's in January 1995 as Vice President of Information Systems. From 1993 to 1995, Mr. Hurst was Vice President of Information Systems for Boston Chicken, Inc. From 1989 to 1993, Mr. Hurst was a consulting partner with Ernst & Young LLP. Mr. Hurst has been a franchisee since 1996.

Charles Schnatter has served as General Counsel and Secretary since 1991 and has been a Senior Vice President since 1993. From 1988 to 1991, he was an attorney with Greenebaum Doll & McDonald

PLLC, Louisville, Kentucky, a law firm which provides legal services to us. Charles Schnatter has been a franchisee since 1989.

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

Barry Barron has served as Senior Vice President of International since 1998. Mr. Barron also served as Regional Vice President, Southwest Region from 1995 to 1998. The Southwest Region he served included restaurants in Texas, New Mexico, Colorado, Missouri and Illinois. Prior to joining Papa John's, Mr. Barron was employed by a major competitor for more than 10 years where he held various positions overseeing operations and delivery business development.

Richard Emmett was appointed Senior Vice President and Senior Counsel in March 1997, after having served as Senior Vice President-Development from August 1996 to March 1997. From 1992 to 1996, Mr. Emmett held the position of Vice President and Senior Counsel. From 1983 to 1992, Mr. Emmett was an attorney with the law firm of Greenebaum Doll & McDonald PLLC, having become a partner of such firm in 1989. Mr. Emmett has been a franchisee since 1992.

Lou DiFazio has served as Vice President, Corporate Operations since January 1999. From 1994 to 1999, Mr. DiFazio served as Regional Vice President, Southeast Region, where he was responsible for the operation of 125 restaurants. From 1993 to 1994, Mr. DiFazio served as both a district manager and senior district manager for the Atlanta and Charlotte markets. A pizza industry veteran for more than twelve years, Mr. DiFazio started his career as a supervisor for a major competitor. In addition to his experience as a supervisor, he has worked in various marketing, real estate and store development positions in the pizza industry. We announced that Mr. DiFazio will be resigning this position effective in the second quarter of 2000 to focus on his Papa John's franchised restaurants.

David Flanery has served as Vice President since 1995 after having joined Papa John's in 1994 as Corporate Controller. From 1979 to 1994, Mr. Flanery was with Ernst & Young LLP in a variety of positions, most recently as Audit Senior Manager. Mr. Flanery is a licensed Certified Public Accountant.

Tom Kish has served as Vice President, Information Services since October 1996 and Vice President, Support Services, since March 1998. From 1995 to 1996, Mr. Kish served as Director of Store Systems. Prior to joining Papa John's, Mr. Kish held several consulting positions, many of them with Fortune 500 companies. Mr. Kish has been a franchisee since 1998.

Mary Ann Palmer has served as Vice President, People Department since the department was created in January 1999. Ms. Palmer served as Vice President of Education and Training from 1997 to 1999. From

1996 to 1997, Ms. Palmer held the position of Senior Counsel in our legal department. Prior to joining Papa John's, Ms. Palmer practiced law as a partner in the area's largest regional law firm, Wyatt, Tarrant & Combs.

Syl Sosnowski has served as Vice President of Marketing since 1995. Mr. Sosnowski also served as Vice President of Support Services from 1997 to 1998. From 1990 to 1995, Mr. Sosnowski served as Vice President of Marketing and Sales for Carvel Corporation.

Hart Boesel has served as Vice President of Franchise Sales and Operations since 1999. Mr. Boesel held the position of Vice President of Franchise Operations from 1995 to 1999. In his capacity as Vice President, Mr. Boesel serves as the primary corporate contact for the Papa John's franchise family. Prior to joining Papa John's, Mr. Boesel had 17 years of experience in corporate, franchise and international operations for a major quick service restaurant chain.

John and Charles Schnatter are brothers. There are no other family relationships among the executive officers and other key personnel.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol PZZA. As of March 13, 2000, there were approximately 932 record holders of common stock. The following table sets forth for the quarters indicated the high and low sale prices of our common stock, as reported by The NASDAQ Stock Market.


1999                                  High              Low
                                  -------------     ------------
First Quarter                        $ 47.38          $ 38.88
Second Quarter                         44.13            35.25
Third Quarter                          44.88            37.81
Fourth Quarter                         44.50            23.31



1998

First Quarter                        $ 38.88          $ 31.25
Second Quarter                         44.00            37.50
Third Quarter                          39.91            26.50
Fourth Quarter                         42.25            29.25



Since our initial public offering of common stock in 1993, we have not paid dividends on our common stock, and have no plans to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


The selected financial data presented below for each of the years in the five-year period ended December 26, 1999 was derived from our audited consolidated financial statements, restated for the acquisition of Minnesota Pizza (see "Note 3" of "Notes to Consolidated Financial Statements"). The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.


(In thousands, except per share data)                                                Year Ended (1)
                                                       ---------------------------------------------------------------------
                                                             Dec. 26,       Dec. 27,     Dec. 28,     Dec. 29,     Dec. 31,
                                                              1999           1998         1997         1996         1995
                                                       ---------------------------------------------------------------------
SYSTEMWIDE RESTAURANT SALES
Company-owned                                             $   394,636    $   344,089    $ 262,272    $ 171,457    $ 111,755
Franchised                                                  1,038,080        812,182      605,337      447,739      346,995
Perfect Pizza: Company-owned                                      455              -            -            -            -
Perfect Pizza: franchised                                       5,175              -            -            -            -
                                                       =====================================================================
Total                                                     $ 1,438,346    $ 1,156,271    $ 867,609    $ 619,196    $ 458,750
                                                       =====================================================================
INCOME STATEMENT DATA
Revenues:
  Restaurant sales                                        $   395,091    $   344,089    $ 262,272    $ 171,457    $ 111,755
  Franchise royalties                                          41,270         32,126       23,875       17,688       13,561
  Franchise and development fees                                6,871          5,450        5,162        4,061        3,385
  Commissary sales                                            309,015        255,083      184,407      141,654      105,874
  Equipment and other sales                                    53,078         45,404       39,952       26,959       18,665
                                                       ---------------------------------------------------------------------
Total revenues                                                803,325        682,152      515,668      361,819      253,240

Operating income                                               72,333         53,045       35,141       22,573       15,610
Investment income                                               3,384          4,100        4,196        3,484        1,659
                                                       ---------------------------------------------------------------------
Income before income taxes and cumulative effect
   of a change in accounting principle                         75,717         57,145       39,337       26,057       17,269
Income tax expense                                             28,431         22,181       15,772       10,932        6,525
                                                       ---------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle                                        47,286         34,964       23,565       15,125       10,744
Cumulative effect of accounting change,
   net of tax (2)                                                   -         (2,603)           -            -            -
                                                       ---------------------------------------------------------------------
Net income                                                $    47,286    $    32,361    $  23,565    $  15,125     $ 10,744
                                                       =====================================================================
Basic earnings per share:
   Income before cumulative effect of a change in
       accounting principle                               $      1.57    $      1.18    $     .81    $     .54    $     .43
   Cumulative effect of accounting change,
       net of tax (2)                                               -           (.09)           -            -            -
                                                       ---------------------------------------------------------------------
   Basic earnings per share                               $      1.57     $     1.09    $     .81    $     .54    $     .43
                                                       =====================================================================
Diluted earnings per share:
   Income before cumulative effect of a change in
       accounting principle                               $      1.52     $     1.15    $     .79    $     .53    $     .42
   Cumulative effect of accounting change,
       net of tax (2)                                               -           (.09)           -            -            -
                                                       ---------------------------------------------------------------------
   Diluted earnings per share                             $      1.52     $     1.06    $     .79    $     .53    $     .42
                                                       =====================================================================
Basic weighted average shares outstanding                      30,195         29,537       29,044       28,138       25,267
                                                       =====================================================================
Diluted weighted average shares outstanding                    31,080         30,455       29,720       28,798       25,680
                                                       =====================================================================
BALANCE SHEET DATA
Total assets                                              $   372,051     $  319,724    $ 253,413    $ 214,392    $ 129,484
Debt                                                            6,233          8,420        5,905        5,230        2,510
Stockholders' equity                                          292,133        254,170      206,996      178,194      106,822


(1) We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 1999, 1998, 1997 and 1996 fiscal years consisted of 52 weeks and the 1995 fiscal year consisted of 53 weeks.

(2) Reflects the cumulative effect on income and earnings per share of a change in accounting principle, net of tax, as required by Statement of Position 98-5 "Reporting the Costs of Start-Up Activities" (see "Note 2" of "Notes to Consolidated Financial Statements").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Papa John's International, Inc. (referred to as "the Company," "Papa John's" or in the first person notations of "we," "us" and "our") began operations in 1985 with the opening of the first Papa John's restaurant in Jeffersonville, Indiana. At December 26, 1999, there were 2,280 Papa John's restaurants in operation, consisting of 573 Company-owned and 1,707 franchised and 206 Perfect Pizza restaurants in the United Kingdom (consisting of 12 Company-owned and 194 franchised). Our revenues are principally derived from retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in their operations.

We intend to continue to expand the number of Company-owned and franchised restaurants. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. We believe that our expansion strategy has contributed to increases in comparable annual sales for Company-owned restaurants of 3.5% in 1999, 9.0% in 1998, and 9.3% in 1997. We anticipate that future comparable sales increases, if any, will be at a lesser rate than those achieved in the past. Average sales for the Company's most recent comparable base restaurants increased to $754,000 for 1999 from $750,000 for 1998. This increase is attributable to continuing strong sales of maturing restaurants. Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position.

Approximately 45% of our revenues for 1999 and 44% for 1998 were derived from the sale to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services and information systems equipment and software and related services by us, our commissary subsidiary, PJ Food Service, Inc., and our support services subsidiary, Papa John's Support Services, Inc. We believe that, in addition to supporting both Company and franchised growth, these subsidiaries contribute to product quality and consistency throughout the Papa John's system.

We continually strive to obtain high quality sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe that these factors improve our image and brand awareness. The average cash investment for the 36 Company-owned restaurants opened during 1999, exclusive of land, decreased to approximately $224,000 from $252,000 for the 70 units opened in 1998. This decrease was primarily due to a change in the mix of store types built in 1999. In 1999, we built fewer freestanding restaurants which have a higher cost. We also opened more non-traditional units in 1999, which have a lower cost than traditional units. We expect the average cash investment for restaurants opening in 2000 to be approximately $244,000.

We defer certain costs incurred in connection with the development of our information systems and amortize such costs over periods of up to five years from the date of completion.

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks. Our 2000 fiscal year will consist of 53 weeks.

RESULTS OF OPERATIONS

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated.

                                                                             YEAR ENDED
                                                                -----------------------------------
                                                                  DEC. 26,     DEC. 27,    DEC. 28,
                                                                    1999       1998 (1)    1997 (1)
                                                                -----------------------------------
INCOME STATEMENT DATA:
Revenues:
    Restaurant sales                                                49.1%        50.4%       50.9%
    Franchise royalties                                              5.1          4.7         4.6
    Franchise and development fees                                   0.8          0.8         1.0
    Commissary sales                                                38.4         37.4        35.8
    Equipment and other sales                                        6.6          6.7         7.7
                                                                -----------------------------------
        Total revenues                                             100.0        100.0       100.0
Costs and expenses:
    Restaurant cost of sales (2)                                    25.4         26.9        26.5
    Restaurant operating expenses (2)                               54.7         53.5        55.1
    Commissary, equipment and other expenses (3)                    90.5         91.7        91.6
    General and administrative expenses (4)                          6.8          7.8         7.5
    Advertising litigation expense (5)                               0.8            -           -
    Pre-opening and other general expenses (4)                       0.4          0.5         0.3
    Depreciation and amortization (4)                                3.1          3.0         4.0
        Total costs and expenses                                    91.0         92.2        93.2
                                                                -----------------------------------
Operating income                                                     9.0          7.8         6.8
Investment income                                                    0.4          0.6         0.8
                                                                -----------------------------------
Income before income taxes and cumulative effect of a
   change in accounting principle                                    9.4          8.4         7.6
Income tax expense                                                   3.5          3.3         3.0
                                                                -----------------------------------
Income before cumulative effect of a change in
   accounting principle                                              5.9          5.1         4.6
Cumulative effect of accounting change, net of tax (4)                 -         (0.4)          -
                                                                -----------------------------------
    Net income                                                      5.9%         4.7%        4.6%
                                                                ===================================


                                                                                      YEAR ENDED
                                                                       ----------------------------------------
                                                                          Dec. 26,      Dec. 27,      Dec. 28,
                                                                           1999         1998 (1)      1997 (1)
                                                                       ----------------------------------------
Restaurant Data:
Percentage increase in comparable Company-owned
  restaurant sales (6)                                                         3.5%          9.0%          9.3%
Number of Company-owned restaurants included in the
   respective years' most recent comparable restaurant base                    492           407           278
Average sales for Company-owned restaurants included in
   the respective years' most recent comparable restaurant base          $ 754,000     $ 750,000     $ 717,000
PAPA JOHN'S RESTAURANT PROGRESSION:
Number of Company-owned restaurants:
   Beginning of period                                                         514           427           318
   Opened                                                                       36            70            87
   Closed                                                                       (1)           (1)           (1)
   Acquired from franchisees                                                    28            21            23
   Sold to franchisees                                                          (6)           (3)           --
   Restated (7)                                                                  2            --            --
                                                                       ----------------------------------------
   End of period                                                               573           514           427
Number of U.S. franchised restaurants:
   Beginning of period                                                       1,365         1,090           842
   Opened                                                                      345           296           277
   Closed                                                                       (8)           (3)           (6)
   Sold to Company                                                             (28)          (21)          (23)
   Acquired from Company                                                         6             3            --
   Restated (7)                                                                  1            --            --
                                                                       ----------------------------------------
   End of period                                                             1,681         1,365         1,090
Number of international franchised restaurants:
   Beginning of period                                                           6          --              --
   Opened                                                                       20             6            --
                                                                       ----------------------------------------
   End of period                                                                26             6            --
                                                                       ----------------------------------------
Total restaurants end of period                                              2,280         1,885         1,517
                                                                       ========================================


PERFECT PIZZA RESTAURANT PROGRESSION:                                    Company-owned   Franchised       Total
                                                                       ----------------------------------------
   Number of restaurants at November 29, 1999 date of acquisition               15           190           205
   Opened                                                                       --             1             1
   Sold to franchisees                                                          (3)            3            --
                                                                       ----------------------------------------
   End of period                                                                12           194           206
                                                                       ========================================

(1) Restated for the March 1999 acquisition of Minnesota Pizza (see "Note 3" of "Notes to Consolidated Financial Statements").

(2)  As a percentage of Restaurant sales.

(3) As a percentage of Commissary sales and Equipment and other sales on a combined basis.

(4) The 1998 operating results reflect the adoption of an accounting standard related to the costs of start-up activities (see "Note 2" of "Notes to Consolidated Financial Statements") which impacts the amount of depreciation and amortization, general and administrative expenses, and pre-opening and other general expenses reflected above.

(5) Represents estimated 1999 costs related to complying with the Court's order in the Pizza Hut litigation (see "Item 3. Legal Proceedings" and "Note 14" of "Notes to Consolidated Financial Statements").

(6) Includes only Company-owned restaurants open throughout the periods being compared.

(7) Non-traditional units previously opened but not included in restaurant progression.

1999 COMPARED TO 1998

On March 28, 1999, we acquired Minnesota Pizza Company, LLC ("Minnesota Pizza"), a franchisee which operated 37 Papa John's restaurants in the Minneapolis/St. Paul market (see "Note 3" of "Notes to Consolidated Financial Statements"). The transaction was accounted for as a pooling of interests. Our operating results for the first quarter of 1999 and previously reported results of operations and balance sheets have been restated to include Minnesota Pizza.

On November 29, 1999, we acquired Perfect Pizza Holdings Limited ("Perfect Pizza"), a company located in the United Kingdom operating 205 restaurants (See "Note 3" of "Notes to Consolidated Financial Statements"). The Consolidated Statements of Income contain financial results for the month of December 1999 for Perfect Pizza, which reflect total revenues of $2.9 million and net income of $228,000. Due to the immateriality of these operating results, the discussion below does not include comments related to the impact of Perfect Pizza.

REVENUES. Total revenues increased 18.1% to $805.3 million in 1999, from $682.2 million in 1998.

Restaurant sales increased 14.8% to $395.1 million in 1999, from $344.1 million in 1998. This increase was primarily due to a 12.6% increase in the number of equivalent Company-owned restaurants open during 1999 as compared to 1998. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, comparable sales increased 3.5% in 1999 over 1998 for Company-owned restaurants open throughout both years in large part due to reduced price discounting.

Franchise royalties increased 28.5% to $41.3 million in 1999, from $32.1 million in 1998. This increase was primarily due to a 25.6% increase in the number of equivalent franchised restaurants open during 1999 as compared to 1998. Also, comparable sales increased 6.4% in 1999 over 1998 for franchised restaurants open throughout both years.

Franchise and development fees increased 26.1% to $6.9 million in 1999, from $5.5 million in 1998. This increase was primarily due to the 365 franchised restaurants opened during 1999, as compared to 302 opened during 1998, an increase of 21%. The average dollar amount of fees per franchised restaurant may vary from period to period, depending on the mix of restaurants opened pursuant to older development agreements (including "Hometown restaurants" which generally had lower required fees than traditional restaurants opened pursuant to standard development agreements) and those opened pursuant to international development agreements (which may have higher or lower required fees). Hometown restaurants are located in smaller markets, generally with less than 9,000 households. Hometown restaurant development agreements entered into subsequent to March 1998, generally provide for fees equivalent to those under standard development agreements. The standard international development agreement requires total fees of $25,000 per restaurant, while subfranchised restaurants opened pursuant to a master franchise agreement require total fees of $15,000 per restaurant. This is compared to the standard domestic development and franchise fee of $20,000 per restaurant.

Commissary sales increased 21.1% to $309.0 million in 1999, from $255.1 million in 1998. This increase was primarily due to the increases in equivalent franchised restaurants and comparable sales for franchised restaurants noted above, partially offset by the impact of lower 1999 cheese costs which resulted in lower cheese pricing and sales relative to 1998 levels.

Equipment and other sales increased 16.9% to $53.1 million in 1999, from $45.4 million in 1998. This increase was primarily due to ongoing equipment, smallwares, uniforms and print materials related to the increase in equivalent franchised restaurants open during 1999 as compared to 1998, and the increase in the number of new restaurant equipment packages sold to franchisees that opened restaurants in 1999 as compared to 1998.

COSTS AND EXPENSES. Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 25.4% in 1999, from 26.9% in 1998. The primary reason for the decrease is attributable to reduced restaurant menu price discounting and a decrease in the average cheese block price. The cost of cheese, representing approximately 40% of food cost, and other commodities are subject to significant price fluctuations caused by weather, demand and other factors. Most of the factors affecting the cost of cheese are beyond our control (see "Item 1. Business - Commissary System; Purchasing" and "Note 9" of "Notes to Consolidated Financial Statements").

Restaurant salaries and benefits increased as a percentage of restaurant sales to 27.0% in 1999, from 26.8% in 1998. This increase was primarily due to higher staffing levels after our 14th Anniversary promotion to support the demands of new customers and enhanced employee benefits to select restaurant personnel. Occupancy costs as a percentage of restaurant sales remained consistent at 5.0% for both 1999 and 1998.

Restaurant advertising and related costs increased as a percentage of restaurant sales to 9.1% in 1999, from 8.7% in 1998. The increase in 1999 was primarily the result of increased promotional activities in the second quarter in response to significant promotional activities by our competitors and increased activities in the fourth quarter in response to overall market conditions and sales trends.

Other restaurant operating expenses increased as a percentage of restaurant sales to 13.6% in 1999, from 13.0% in 1998. Other operating expenses include an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants. The increase in other operating expenses as a percentage of restaurant sales was primarily due to increased costs associated with our 14th Anniversary promotion and increased repair and maintenance costs. Repair and maintenance costs are expected to increase as existing units mature.

Commissary, equipment and other expenses include cost of sales, salaries and benefits, and other operating expenses associated with sales of food, paper, equipment, information systems and printing and promotional items to franchisees and other customers. These costs decreased as a percentage of combined commissary sales and equipment and other sales to 90.5% in 1999 from 91.7% in 1998. Cost of sales as a percentage of combined commissary sales and equipment and other sales decreased to 76.2% in 1999 from 78.5% in 1998, principally due to the timing of certain favorable commodity price changes (primarily cheese) and the change in classification of certain expenses to salaries and benefits previously reported as cost of sales. Salaries and benefits increased to 6.6% in 1999 from 5.7% in 1998 due to the change in classification of certain expenses previously reported in cost of sales and general and administrative expenses. Other operating expenses increased to 7.7% in 1999 compared to 7.5% in 1998 due primarily to higher delivery costs related to the transition to a new distribution vendor and higher costs related to the 14th Anniversary promotion, partially offset by a reduction in rent expense due to the opening of the Dallas, Texas and Louisville, Kentucky commissaries. Additionally, delivery costs as a percentage of sales will fluctuate with cheese prices. Although the change in cheese price has an effect on sales, the costs to deliver remain relatively consistent regardless of cheese prices.

General and administrative expenses decreased as a percentage of total revenues to 6.8% in 1999 from 7.8% in 1998. This decrease was due to the following: (1) leveraging expenses on a higher sales base; (2) the resolution of certain economic incentives related to the construction of the new corporate headquarters facility; (3) reduction in payroll processing fees due to bringing payroll processing in-house; and (4) the change in classification of certain expenses to commissary, equipment and other salaries and benefits previously reported as general and administrative expenses. The change in classification represented approximately 0.2% of the total improvement.

Advertising litigation expense represents costs associated with the lawsuit filed against us by Pizza Hut, Inc. claiming that our "Better Ingredients. Better Pizza." slogan is false and deceptive advertising. The $6.1 million in advertising litigation expense consists primarily of legal costs and costs to discontinue the "Better Ingredients. Better Pizza." slogan. See "Item 3. Legal Proceedings" and "Note 14" of "Notes to Consolidated Financial Statements" for additional information.

Pre-opening and other general expenses remained fairly consistent at $3.6 million in 1999, compared to $3.5 million in 1998. Depreciation and amortization expense as a percentage of total revenues remained consistent at 3.1% in 1999, compared to 3.0% in 1998.

INVESTMENT INCOME. Investment income decreased to $3.4 million in 1999 from $4.1 million in 1998 due to a lower average balance of franchise loans and a decrease in our average investment portfolio balance.

INCOME TAX EXPENSE. Income tax expense (exclusive of the cumulative effect of accounting change and related taxes) reflects a combined federal, state and local effective tax rate of 37.6% for 1999, compared to 38.8% in 1998. The effective income tax rate for 1998, including an income tax benefit for the treatment of Minnesota Pizza as a C Corporation (see "Note 3" of "Notes to Consolidated Financial Statements"), was 37.0%. The effective income tax rate in 1999 increased as compared to the 1998 pro forma rate as a result of a continued decrease in the relative level of tax-exempt investment income to total pre-tax income.

1998 COMPARED TO 1997

As noted above, our previously reported results of operations and balance sheets have been restated to include Minnesota Pizza and the following discussion reflects this restatement.

REVENUES. Total revenues increased 32.3% to $682.2 million in 1998, from $515.7 million in 1997.

Restaurant sales increased 31.2% to $344.1 million in 1998, from $262.3 million in 1997. This increase was primarily due to a 24.0% increase in the number of equivalent Company-owned restaurants open during 1998 as compared to 1997. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, comparable sales increased 9.0% in 1998 over 1997 for Company-owned restaurants open throughout both years.

Franchise royalties increased 34.6% to $32.1 million in 1998, from $23.9 million in 1997. This increase was primarily due to a 26.9% increase in the number of equivalent franchised restaurants open during 1998 as compared to 1997. Also, comparable sales increased 10.1% in 1998 over 1997 for franchised restaurants open throughout both years.

Franchise and development fees increased 5.6% to $5.5 million in 1998, from $5.2 million in 1997. This increase was primarily due to the 302 franchised restaurants opened during 1998, as compared to 277 opened during 1997, an increase of 9.0%. The average dollar amount of fees per franchised restaurant may vary from period to period, depending on the mix of restaurants opened pursuant to older development agreements including "Hometown restaurants."

Commissary sales increased 38.3% to $255.1 million in 1998, from $184.4 million in 1997. This increase was primarily due to the increases in equivalent franchised restaurants and comparable sales for franchised restaurants noted above. There was an additional impact of higher cheese prices in 1998 compared to 1997 in response to increased cheese costs during 1998.

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

COSTS AND EXPENSES. Restaurant cost of sales, which consists of food, beverage and paper costs, increased as a percentage of restaurant sales to 26.9% in 1998, from 26.5% in 1997. The primary reason for the increase is attributable to increases in the average cheese block market prices, partially offset by a decrease in the average cost of certain other commodities.

Restaurant salaries and benefits decreased as a percentage of restaurant sales to 26.8% in 1998, from 27.1% in 1997. The decrease is primarily due to increased efficiencies in relation to higher sales volumes, partially offset by the 1998 full year impact of increases in the federal minimum wage in September 1997. Occupancy costs decreased as a percentage of restaurant sales to 5.0% in 1998 from 5.2% in 1997 as a result of leveraging against a higher sales base.

Restaurant advertising and related costs decreased as a percentage of restaurant sales to 8.7% in 1998, from 9.4% in 1997. The decrease in 1998 was primarily the result of efficiencies related to increased market penetration and higher sales volume. Our advertising often varies based on the timing of national or market-level promotions.

Other restaurant operating expenses decreased as a percentage of restaurant sales to 13.0% for 1998 from 13.4% for 1997. The decrease in other operating expenses as a percentage of restaurant sales was primarily due to a reduction in worker's compensation costs.

Commissary, equipment and other expenses include cost of sales, salaries and benefits, and other operating expenses associated with sales of food, paper, equipment, information systems and printing and promotional items to franchisees and other customers. These costs were relatively consistent as a percentage of combined commissary sales and equipment and other sales at 91.7% in 1998 and 91.6% in 1997. Cost of sales as a percentage of combined commissary sales and equipment and other sales increased to 78.5% in 1998 from 77.7% in 1997, due to the timing of certain unfavorable commodity price changes (primarily cheese). The increase was offset by a decrease in salaries and benefits and other operating expenses to 13.2% in 1998 compared to 13.9% in 1997, due primarily to efficiencies related to an increased number of restaurants serviced by the overall commissary system without significant expansion in 1998.

General and administrative expenses increased slightly as a percentage of total revenues to 7.8% in 1998 from 7.5% in 1997. This increase is primarily due to the adoption of the AICPA Statement of Position 98-5 ("SOP") which required the expensing of certain start-up costs effective in 1998 (see "Note 2" of "Notes to Consolidated Financial Statements"). Certain of these costs had previously been deferred and, accordingly, were not previously included in general and administrative costs. Even though the adoption resulted in significant changes to the amounts reported on individual line items (general and administrative expenses, pre-opening and other general expenses, and depreciation and amortization), the effect of the adoption of the SOP did not have a material impact on 1998 consolidated net income, excluding the one time cumulative effect adjustment of $2.6 million, net of taxes of $1.5 million. This increase was partially offset by the recognition of $2.0 million in incentives under the Kentucky Jobs Development Act (the "KJDA incentives") related to the development of a new corporate headquarters facility and associated employment increases.

Pre-opening and other general expenses increased to $3.5 million in 1998, compared to $1.5 million in 1997. Pre-opening and other general expenses consisted primarily of relocation costs in 1997 and of both relocation costs and pre-opening expenses in 1998 as a result of the adoption of the SOP (see "Note 2" of "Notes to Consolidated Financial Statements").

Depreciation and amortization decreased as a percentage of total revenues to 3.0% in 1998, from 4.0% in 1997. This decrease was due to the elimination of pre-opening deferrals and related amortization in 1998 as a result of the adoption of the SOP (see "Note 2" of "Notes to Consolidated Financial Statements").

INVESTMENT INCOME. Investment income remained relatively consistent at $4.1 million in 1998 and $4.2 million in 1997 as average invested and loaned balances and yields were also fairly consistent between years.

INCOME TAX EXPENSE. Income tax expense (exclusive of the cumulative effect of accounting change and related taxes) reflects a combined federal, state and local effective tax rate of 38.8% in 1998, compared to 40.1% in 1997. The effective income tax rates for 1998 and 1997, including an income tax benefit for the treatment of Minnesota Pizza as a C Corporation (see "Note 3" of "Notes to Consolidated Financial Statements"), was 37.0% in both years.

LIQUIDITY AND CAPITAL RESOURCES

We require capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities and the funding of franchisee loans. Additionally, we began a share repurchase program in 1999. Capital expenditures of $81.2 million, acquisitions of $32.7 million, loans to franchisees of $6.6 million and share repurchases of $31.7 million for 1999, were primarily funded by cash flow from operations, cash generated from the exercise of stock options and the liquidation of available cash and investments.

Total 2000 capital expenditures are expected to be approximately $50.0 million, primarily for the development or relocation of restaurants, construction of commissary facilities, and the completion of the Louisville corporate offices. During 2000, we plan to open approximately 35 new Company-owned restaurants and relocate an additional 15 to 20 restaurants.

In addition to restaurant development and potential acquisitions, significant capital projects for the next 12 months are expected to include the completion of the 247,000 square foot commissary and corporate office facility in Louisville, Kentucky. In mid-1999, the Louisville commissary operations and the majority of the team members in the corporate offices were relocated to the new facility, which is expected to be completed in early 2000. A full-service commissary was opened in Pittsburgh, Pennsylvania in January 2000, and we expect to complete the expansion and relocation of the Phoenix, Arizona distribution center to a full-service commissary in mid-2000.

Subsequent to year-end, we acquired an additional $87.4 million of common stock under our share repurchase program. These purchases have primarily been funded with short-term bank financing. The Board of Directors has authorized up to $150.0 million for the share repurchase program through 2000 year-end, and $30.9 million remains available under this authorization. Also subsequent to year-end, we acquired PJNJ Foods, Inc., a franchisee of 19 Papa John's restaurants in New Jersey, for $7.9 million ($6.6 million in cash and $1.3 million of assumed net liabilities).

Through December 1999, we earned approximately $4.9 million of an expected $13.0 million in incentives under the Kentucky Jobs Development Act in connection with the relocation of the corporate offices. We expect to earn the remaining $8.1 million of such incentives through 2007.

Additionally, during 2000 we expect to fund up to $2.5 million in additional loans under existing franchisee loan program commitments. Approximately $11.7 million was outstanding under this program as of December 26, 1999. At this time, we do not expect to significantly expand the program beyond existing commitments.

Substantially all capital resources available at December 26, 1999 were expended in connection with the $87.4 million share repurchase subsequent to year-end. Total bank financing of approximately $83.0 million has been utilized to complete these subsequent repurchases. We expect to fund repayment of short-term bank financing, planned capital expenditures, acquisitions of franchised restaurants, disbursements under the franchise loan program and additional share repurchases for the next twelve months from operating cash flows and the $67.0 million remaining borrowing capacity under a $150.0 million, three-year, unsecured revolving line of credit agreement entered into in March 2000.

IMPACT OF YEAR 2000

In prior years, we discussed the nature and progress of our plans to become Year 2000-ready. In late 1999, we completed testing of our systems and made modifications as deemed necessary. As a result of our planning and implementation efforts, we experienced no significant disruptions in business critical information technology and non-information technology systems and believe these systems successfully responded to the Year 2000 date change. The costs incurred during 1999 in connection with necessary modifications of our systems were not material to our financial position. We are not aware of any material problems resulting from Year 2000 issues regarding our internal systems, the products and services of third parties, or the businesses operated by our franchisees. We will continue to monitor our business critical computer applications and those of our suppliers and franchisees throughout the year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.

IMPACT OF INFLATION

We do not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly labor, benefits, food and fuel costs, could have a significant impact on us.

FORWARD LOOKING STATEMENTS

Certain information contained in this annual report, particularly information regarding future financial performance and plans and objectives of management, is forward looking. Certain factors could cause actual results to differ materially from those expressed in forward looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location, and food quality; an increase in food cost due to seasonal fluctuations, weather, and demand; changes in consumer tastes and demographic trends; changes in federal and state laws, such as increases in minimum wage; and risks inherent to international development, including operational or market risks associated with the planned conversion of Perfect Pizza restaurants to Papa John's in the United Kingdom.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant holdings of derivative financial or commodity instruments at December 26, 1999.

Our principal exposure to financial market risks in the past has been the impact that interest rate changes could have on the income from our investment portfolio. Going forward, our principal exposure is the impact that interest rate changes could have on the interest expense incurred on borrowings under our revolving credit agreement (see "Note 8" of "Notes to Consolidated Financial Statements"). All such borrowings (none at December 26, 1999) bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (LIBOR), or certain alternative short-term rates. A change in interest rates of 100 basis points would not significantly affect our net income. Furthermore, in connection with our $150.0 million, three-year revolving credit agreement, we entered into a $100.0 million, three-year interest rate collar effective March, 2000. The collar establishes a 6.36% floor and 9.50% ceiling on the LIBOR base rate on a no-fee basis. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and are not expected to during 2000.

Cheese, representing approximately 40% of our food cost, is subject to seasonal fluctuations, weather, demand and other factors that are beyond our control. Effective December 27, 1999, the commissary entered into a purchasing arrangement with a third-party entity formed at the direction of the Franchise Advisory Council for the sole purpose of reducing cheese price volatility. Under this arrangement, the commissary will purchase cheese at a fixed quarterly price based, in part, on historical average cheese prices. Gains and losses incurred by the selling entity will be passed to the commissary via adjustments to the selling price over time. Ultimately the commissary will purchase cheese at a price approximating the actual average market price, but with more predictability and less volatility than the previous purchasing method.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


(In thousands, except per share amounts)                                                    YEAR ENDED
------------------------------------------------------------------------------------------------------------------------
                                                                            DECEMBER 26,   DECEMBER 27,   DECEMBER 28,
                                                                                1999           1998           1997
------------------------------------------------------------------------------------------------------------------------
                                                                                           (RESTATED -    (RESTATED -
                                                                                            SEE NOTE)      SEE NOTE)
 REVENUES:
    Restaurant sales                                                            $ 395,091      $ 344,089      $ 262,272
    Franchise royalties                                                            41,270         32,126         23,875
    Franchise and development fees                                                  6,871          5,450          5,162
    Commissary sales                                                              309,015        255,083        184,407
    Equipment and other sales                                                      53,078         45,404         39,952
------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                                    805,325        682,152        515,668
COSTS AND EXPENSES:
Restaurant expenses:
    Cost of sales                                                                 100,412         92,612         69,554
    Salaries and benefits                                                         106,851         92,372         71,124
    Advertising and related costs                                                  36,014         29,846         24,542
    Occupancy costs                                                                19,560         17,138         13,687
    Other operating expenses                                                       53,591         44,685         35,247
------------------------------------------------------------------------------------------------------------------------
                                                                                  316,428        276,653        214,154
Commissary, equipment and other expenses:
    Cost of sales                                                                 276,079        235,934        174,336
    Salaries and benefits                                                          23,794         16,981         13,091
    Other operating expenses                                                       27,809         22,560         18,181
------------------------------------------------------------------------------------------------------------------------
                                                                                  327,682        275,475        205,608
General and administrative expenses                                                54,386         53,008         38,841
Advertising litigation expense                                                      6,104              -              -
Pre-opening and other general expenses                                              3,565          3,481          1,486
Depreciation and amortization                                                      24,827         20,490         20,438
------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                          732,992        629,107        480,527
------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                   72,333         53,045         35,141
Investment income                                                                   3,384          4,100          4,196
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE                                                   75,717         57,145         39,337
Income tax expense                                                                 28,431         22,181         15,772
------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in accounting principle                47,286         34,964         23,565
Cumulative effect of accounting change, net of tax                                      -         (2,603)             -
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                       $ 47,286       $ 32,361       $ 23,565
========================================================================================================================

BASIC EARNINGS PER SHARE:
   Income before cumulative effect of a change in accounting principle             $ 1.57         $ 1.18          $ .81
   Cumulative effect of accounting change, net of tax                                   -           (.09)             -
------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                           $ 1.57         $ 1.09          $ .81
========================================================================================================================
DILUTED EARNINGS PER SHARE:
   Income before cumulative effect of a change in accounting principle             $ 1.52         $ 1.15          $ .79
   Cumulative effect of accounting change, net of tax                                   -           (.09)             -
------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                         $ 1.52         $ 1.06          $ .79
========================================================================================================================
Basic weighted average shares outstanding                                          30,195         29,537         29,044
========================================================================================================================
Diluted weighted average shares oustanding                                         31,080         30,455         29,720
========================================================================================================================

Supplemental data:
    Revenues - affiliates                                                       $ 102,863       $ 85,137       $ 62,986
    Other income - affiliates                                                         314            570            514

Note: The Consolidated Statements of Income for the years ended December 27, 1998 and December 28, 1997 have been restated to reflect the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see "Note 3" of "Notes to Consolidated Financial Statements").

SEE ACCOMPANYING NOTES.

PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                        DECEMBER 26,       DECEMBER 27,
(Dollars in thousands, except per share amounts)                                            1999               1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                                            (RESTATED -
ASSETS                                                                                                       SEE NOTE)
CURRENT ASSETS:
   Cash and cash equivalents                                                               $ 3,698            $ 33,814
   Accounts receivable                                                                      18,113              15,147
   Accounts receivable-affiliates                                                            3,302               2,273
   Inventories                                                                              10,637               9,808
   Prepaid expenses and other current assets                                                 7,378               4,891
   Deferred income taxes                                                                     2,977               2,090
----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                        46,105              68,023
Investments                                                                                 22,086              47,355
Net property and equipment                                                                 227,813             172,872
Notes receivable-franchisees                                                                 8,153               4,249
Notes receivable-affiliates                                                                  3,590               4,741
Intangibles                                                                                 47,669               9,397
Other assets                                                                                16,635              13,087
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                             $ 372,051           $ 319,724
============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                      $  24,947           $  18,389
   Accrued expenses                                                                         38,516              26,916
   Current portion of debt                                                                   5,308                 190
----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                   68,771              45,495
Unearned franchise and development fees                                                      6,222               6,561
Long-term debt, net of current portion                                                         925               8,230
Deferred income taxes                                                                        2,109               5,066
Other long-term liabilities                                                                  1,891                 202
STOCKHOLDERS' EQUITY:
   Preferred stock ($.01 par value per share; authorized 5,000,000 shares,
       no shares issued)                                                                         -                   -
   Common stock ($.01 par value per share; authorized 50,000,000 shares,
       issued 30,504,185 in 1999 and 29,866,832 in 1998)                                       305                 298
   Additional paid-in capital                                                              189,920             166,209
   Accumulated other comprehensive income (loss)                                              (390)                688
   Retained earnings                                                                       134,492              87,456
   Treasury stock (1,298,495 shares in 1999 and 36,572 shares in 1998, at cost)            (32,194)               (481)
----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 292,133             254,170
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 372,051           $ 319,724
============================================================================================================================

Note: The Consolidated Balance Sheet at December 27, 1998 has been restated to reflect the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see "Note 3" of "Notes to Consolidated Financial Statements").

SEE ACCOMPANYING NOTES.

PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            ACCUMULATED
                                                          ADDITIONAL           OTHER                                 TOTAL
                                              COMMON       PAID-IN         COMPREHENSIVE    RETAINED    TREASURY   STOCKHOLDERS'
(In thousands)                                 STOCK       CAPITAL          INCOME (LOSS)   EARNINGS     STOCK       EQUITY
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 29, 1996                   $ 288        $ 143,978        $ 977           $35,882     $ (482)    $ 180,643
  AS PREVIOUSLY REPORTED
Restatement for acquisition (see Note)             1            1,499            -            (3,949)         -        (2,449)
                                               ----------------------------------------------------------------------------------
BALANCE AT DECEMBER 29, 1996
  AS RESTATED                                    289          145,477          977            31,933       (482)      178,194
Comprehensive income:
   Net income                                      -                -            -            23,565          -        23,565
   Unrealized loss on investments,
     net of tax of $424                            -                -         (656)               -           -          (656)
                                                                                                                     ------------
Comprehensive income                                                                                                   22,909
Exercise of stock options                          3            3,533            -                -           1         3,537
Tax benefit related to exercise of
  non-qualified stock options                      -            2,339            -                -           -         2,339
Other                                              -                -            -               17           -            17
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 28, 1997                     292          151,349          321           55,515        (481)      206,996
Comprehensive income:
   Net income                                      -                -            -           32,361           -        32,361
   Unrealized gain on investments,
     net of tax of $354                            -                -          367                -           -           367
                                                                                                                     ------------
   Comprehensive income                                                                                                32,728
Exercise of stock options                          5           11,668            -                -           -        11,673
Tax benefit related to exercise of
  non-qualified stock options                      -            2,953            -                -           -         2,953
Other                                              1              239            -             (420)          -          (180)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 27, 1998                     298          166,209          688           87,456        (481)      254,170
Comprehensive income:
   Net income                                      -                -            -           47,286           -        47,286
   Unrealized loss on investments,
     net of tax of $357                            -                -         (553)               -           -          (553)
   Other                                           -                -         (525)               -           -          (525)
                                                                                                                     ------------
   Comprehensive income                                                                                                46,208
Exercise of stock options                          7           14,452            -                -           -        14,459
Tax benefit related to exercise of
  non-qualified stock options                      -            3,945            -                -           -         3,945
Deferred tax asset - pooling of interests
  business combination                             -            5,245            -                -           -         5,245
Stock repurchase                                   -                -            -                -     (31,713)      (31,713)
Other                                              -               69            -             (250)          -          (181)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 26, 1999                   $ 305        $ 189,920       $ (390)        $134,492    $(32,194)    $ 292,133
=================================================================================================================================

Note: The Consolidated Statements of Stockholders' Equity for the years ended December 27, 1998 and December 28, 1997 have been restated to reflect the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see "Note 3" of "Notes to Consolidated Financial Statements").

SEE ACCOMPANYING NOTES.

PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                                           YEAR ENDED
---------------------------------------------------------------------------------------------------------------------------
                                                                      DECEMBER 26,        DECEMBER 27,      DECEMBER 28,
                                                                          1999                1998              1997
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (RESTATED -       (RESTATED -
                                                                                           SEE NOTE)         SEE NOTE)
OPERATING ACTIVITIES
Net income                                                              $ 47,286           $ 32,361           $ 23,565
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         25,156             21,009             21,141
    Deferred income taxes                                                  1,757             (1,443)               528
    Other                                                                  2,580                903               (601)
    Changes in operating assets and liabilities:
         Accounts receivable                                              (1,802)            (2,125)            (2,184)
         Inventories                                                        (275)              (551)            (2,292)
         Deferred pre-opening costs                                            -              3,827             (5,823)
         Prepaid expenses and other current assets                        (2,343)            (2,382)              (883)
         Other assets and liabilities                                     (1,574)            (1,324)              (911)
         Accounts payable                                                  4,784              2,265              2,243
         Accrued expenses                                                 10,406              7,632              5,962
         Unearned franchise and development fees                            (339)             1,873              1,195
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 85,636             62,045             41,940
INVESTING ACTIVITIES
Purchase of property and equipment                                       (81,161)           (70,861)           (44,547)
Purchase of investments                                                  (22,908)           (34,107)           (41,445)
Proceeds from sale or maturity of investments                             46,632             44,289             46,696
Loans to franchisees                                                      (6,614)            (4,834)            (8,848)
Loan repayments from franchisees                                           2,955              5,265              2,321
Deferred systems development costs                                        (1,399)            (1,208)            (1,989)
Acquisitions                                                             (32,703)            (1,902)            (6,168)
Other                                                                        (19)               403                316
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (95,217)           (62,955)           (53,664)
FINANCING ACTIVITIES
Payments on long-term debt                                                (9,815)            (6,450)            (3,995)
Proceeds from issuance of long-term debt                                   2,510              7,720              4,670
Proceeds from exercise of stock options                                   14,459             11,673              3,537
Tax benefit related to exercise of non-qualified
   stock options                                                           3,945              2,953              2,339
Acquisition of treasury stock                                            (31,713)                 -                  -
Other                                                                         79                 (7)               (27)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                      (20,535)            15,889              6,524
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (30,116)            14,979             (5,200)
Cash and cash equivalents at beginning of year                            33,814             18,835             24,035
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $ 3,698           $ 33,814           $ 18,835
===========================================================================================================================

Note: The Consolidated Statements of Cash Flows for the years ended December 27, 1998 and December 28, 1997 have been restated to reflect the acquisition of Minnesota Pizza Company, LLC, a business combination accounted for as a pooling of interests (see "Note 3" of "Notes to Consolidated Financial Statements").

SEE ACCOMPANYING NOTES.

PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Papa John's International, Inc. (referred to as the "Company," "Papa John's" or in the first person notations of "we," "us" and "our") operates and franchises pizza delivery and carry-out restaurants under the trademark "Papa John's," currently in 47 states, the District of Columbia, and five international markets. We also operate and franchise pizza delivery and carry-out restaurants under the trademark "Perfect Pizza" in the United Kingdom. Substantially all revenues are derived from retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in their operations.

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Papa John's and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

FISCAL YEAR

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

INVESTMENTS

We determine the appropriate classification of investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. All investment securities held at December 26, 1999, have been classified as available-for-sale. Available-for-sale securities are stated at fair value as determined primarily through quoted market prices. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity and are included in comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, along with interest and dividends earned and realized gains and losses, are included in investment income. The cost of securities sold is based on the specific identification method.

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

Depreciation expense was $22.3 million in 1999, $18.4 million in 1998 and $13.9 million in 1997.

INTANGIBLE ASSETS

Intangible assets principally represents costs in excess of net assets of companies acquired (i.e., goodwill). Goodwill is amortized on a straight-line basis ranging from 15 to 25 years. Accumulated amortization was $3.6 million at December 26, 1999 and $2.6 million at December 27, 1998.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived and intangible assets are periodically reviewed for recoverability when impairment indicators are present. Recorded values that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

SYSTEMS DEVELOPMENT COSTS

We defer certain systems development and related costs which meet established criteria. Amounts deferred are amortized over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $1.4 million in 1999, $1.2 million in 1998, and $2.0 million in 1997. Unamortized deferred systems development costs were $4.3 million at December 26, 1999 and December 27, 1998, and are reported in other assets in the accompanying consolidated balance sheets.

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

FOREIGN CURRENCY TRANSLATION

The local currency is the functional currency for our foreign subsidiary, Perfect Pizza. Earnings are translated into U.S. dollars using monthly average exchange rates, while balance sheet accounts are translated using year-end exchange rates. The resulting translation adjustments are included as a component of accumulated other comprehensive income.

EARNINGS PER SHARE

The calculations of basic and diluted earnings per share before the cumulative effect of a change in accounting principle for the years ended December 26, 1999, December 27, 1998 and December 28, 1997 are as follows (in thousands, except per share data):


                                                          1999         1998          1997
---------------------------------------------------------------------------------------------

Basic earnings per share:
Income before cumulative effect of a change in
   accounting principle                                  $ 47,286      $ 34,964     $ 23,565
Weighted average shares outstanding                        30,195        29,537       29,044
---------------------------------------------------------------------------------------------
Basic earnings per share                                 $   1.57      $   1.18     $   0.81
=============================================================================================
Diluted earnings per share:
Income before cumulative effect of a change in
   accounting principle                                  $ 47,286      $ 34,964     $ 23,565
Weighted average shares outstanding                        30,195        29,537       29,044
Dilutive effect of outstanding common stock options           885           918          676
---------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                31,080        30,455       29,720
---------------------------------------------------------------------------------------------
Diluted earnings per share                               $   1.52      $   1.15     $   0.79
=============================================================================================


Options to purchase common stock with an exercise price greater than the average market price were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The number of antidilutive options was 986,000 in 1999, 213,000 in 1998, and 695,000 in 1997.

ACCOUNTING CHANGES

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (the "SOP"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, we capitalized our start-up costs incurred primarily in connection with opening new restaurant and commissary locations and amortized these costs on a straight line basis over a period of one year from the facility's opening date. We adopted the provisions of the SOP in our financial statements for the year ended December 27, 1998. The adoption resulted in a charge in the first quarter of 1998 for the cumulative effect of an accounting change of $2.6 million, net of taxes of $1.5 million, to expense costs that had been previously capitalized prior to 1998. Excluding the one-time cumulative effect, the adoption of the new accounting standard did not have a material impact on 1998 operating results.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because of Papa John's minimal use of derivatives, management does not anticipate that its adoption of SFAS 133 will have a significant effect on our earnings or financial position.

PRIOR YEAR DATA

Certain prior year data has been reclassified to conform to the 1999 presentation.

3.  BUSINESS COMBINATIONS

On March 28, 1999, we acquired Minnesota Pizza Company, LLC ("Minnesota Pizza"), a franchisee that operated 37 Papa John's restaurants in the Minneapolis/St. Paul, Minnesota market. We issued 128,119 shares of our common stock having a value of $5.4 million in exchange for all of the issued and outstanding ownership interests of Minnesota Pizza. The transaction was accounted for as a pooling of interests for financial reporting purposes and as a taxable transaction for income tax purposes. Our previously reported results of operations and balance sheets have been restated to include Minnesota Pizza. Intercompany transactions between the Company and Minnesota Pizza have been eliminated in the accompanying consolidated financial statements. The operating results previously reported by the Company and Minnesota Pizza separately are summarized below:


                                                       YEAR ENDED                              YEAR ENDED
                                                     DECEMBER 27, 1998                     DECEMBER 28, 1997
(In thousands)                                 Papa John's       Minnesota Pizza     Papa John's       Minnesota Pizza
-----------------------------------------------------------------------------------------------------------------------
Total revenues                                   $787,347             $19,196          $601,341             $11,119
Eliminations                                     (117,541)             (6,850)          (92,557)             (4,235)
                                              -------------------------------------------------------------------------
Net combined revenue                              669,806              12,346           508,784               6,884
Net income (loss)                                  35,165              (2,804)           26,853              (3,288)
Pro forma net income (loss)                        35,165              (1,767)           26,853              (2,071)


The Minnesota Pizza pro forma net income (loss) includes an income tax benefit for the treatment of Minnesota Pizza as a C Corporation rather than a limited liability company taxed as a partnership, with an assumed effective income tax rate of 37%, assuming Minnesota Pizza would be able to record the tax benefit on such losses.

On August 23, 1999, we acquired Great American Pizza, Inc., a franchisee which operated 18 Papa John's restaurants in the Cleveland, Ohio market for total consideration of $6.5 million, consisting of $1.5 million in cash and a $5.0 million short-term note payable due January 2000.

On November 29, 1999, we acquired Perfect Pizza Holdings Limited ("Perfect Pizza"), a Company located in the United Kingdom, for $32.3 million in cash. The preliminary Perfect Pizza allocation for this acquisition resulted in goodwill of $30.9 million, which is being amortized over 20 years. At December 26, 1999, Perfect Pizza operated and franchised 206 restaurants (12 Company-owned and 194 franchised).

During 1999, we acquired an additional 10 Papa John's restaurants from franchisees for $4.5 million in cash.

On December 27, 1999, subsequent to year-end, we acquired PJNJ Foods, Inc., a franchisee of 19 Papa John's restaurants in New Jersey, for $7.9 million ($6.6 million in cash and $1.3 million of assumed net liabilities).

The business combinations in the previous four paragraphs were each accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our financial statements.

Also see Note 12, Related Party Transactions, for a discussion of other business combinations involving related parties.

4.  INVESTMENTS

A summary of our available-for-sale securities as of December 26, 1999 and December 27, 1998 follows (in thousands):

                                                          GROSS            GROSS        ESTIMATED
                                      AMORTIZED         UNREALIZED       UNREALIZED        FAIR
December 26, 1999                        COST             GAINS            LOSSES          VALUE
----------------------------------------------------------------------------------------------------
   Municipal bonds                   $15,187            $    -            $  (189)        $  14,998
   Mortgage-backed securities             83                 8                  -                91
   Fixed income mutual funds           5,712                 -               (346)            5,366
   Equity securities                       -               956                  -               956
   Other                                 442                 -                  -               442
   Interest receivable                   233                 -                  -               233
----------------------------------------------------------------------------------------------------
Total                                $21,657            $  964            $  (535)        $  22,086
====================================================================================================


                                                          GROSS            GROSS        ESTIMATED
                                      AMORTIZED         UNREALIZED       UNREALIZED        FAIR
December 27, 1998                        COST             GAINS            LOSSES          VALUE
----------------------------------------------------------------------------------------------------

   Corporate debt securities         $   500            $    -            $    (1)        $     499
   Municipal bonds                    32,011               158                  -            32,169
   Mortgage-backed securities            239                 8                  -               247
   Fixed income mutual funds          10,822                 -               (375)           10,447
   Equity securities                   1,998             1,549                  -             3,547
   Interest receivable                   446                 -                  -               446
----------------------------------------------------------------------------------------------------
Total                                $46,016            $1,715            $  (376)        $  47,355
====================================================================================================


The amortized cost and estimated fair value of securities at December 26, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.


                                        AMORTIZED              ESTIMATED
                                           COST                FAIR VALUE
----------------------------------------------------------------------------
Due in one year or less                  $ 7,490                $ 7,412
Due after one year through three years     7,697                  7,586
Mortgage-backed securities                    83                     91
Fixed income mutual funds                  5,712                  5,366
Equity securities                              -                    956
Other                                        442                    442
Interest receivable                          233                    233
----------------------------------------------------------------------------
Total                                    $21,657                $22,086
============================================================================

5.  NET PROPERTY AND EQUIPMENT

Net property and equipment consists of the following (in thousands):

                                                      1999                   1998
------------------------------------------------------------------------------------------
Land                                                 $  25,798                $ 18,200
Buildings and improvements                              66,494                  18,871
Leasehold improvements                                  60,763                  47,999
Equipment and other                                    121,414                  91,148
Construction in progress                                23,089                  46,642
------------------------------------------------------------------------------------------
                                                       297,558                 222,860
Less accumulated depreciation and amortization         (69,745)                (49,988)
------------------------------------------------------------------------------------------
Net property and equipment                           $ 227,813                $172,872
==========================================================================================


6.  FRANCHISEE LOAN PROGRAM

During 1996, we established a program under which selected franchisees may borrow funds for use in the construction and development of their restaurants. Loans outstanding to franchisees were approximately $11.7 million as of December 26, 1999 and $9.0 million as of December 27, 1998. As of December 26, 1999, commitments to lend up to an additional $2.5 million had been made. Such loans bear interest at fixed or floating rates (ranging from 5.5% to 12.0% at December 26, 1999), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. Interest earned on franchisee loans was approximately $762,000 in 1999, $986,000 in 1998 and $815,000 in 1997, and is reported in investment income in the accompanying consolidated statements of income. Approximately $3.6 million of the loans outstanding as of December 26, 1999 and $4.7 million as of December 27, 1998 were to franchisees in which we or certain of our directors or officers had an ownership interest.

7.  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                      1999                   1998
------------------------------------------------------------------------------------------
Salaries, wages and bonuses                           $  3,236               $  2,748
Taxes other than income                                  5,498                  5,093
Insurance                                                4,451                  3,733
Income taxes                                             9,205                  5,027
Facility costs                                           1,335                  3,494
Rent                                                     1,360                  1,081
Advertising litigation                                   4,083                    -
Other                                                    9,348                  5,740
------------------------------------------------------------------------------------------
Total                                                 $ 38,516               $ 26,916
==========================================================================================

8.  DEBT AND CREDIT ARRANGEMENTS


(in thousands)                                               1999                   1998
-----------------------------------------------------------------------------------------------
Economic development loan                                     $  1,130               $  1,320
Note payable from acquisition                                    5,103                      -
Bank debt - Minnesota Pizza (pre-acquisition)                        -                  7,100
-----------------------------------------------------------------------------------------------
                                                                 6,233                  8,420
Current portion of debt                                         (5,308)                  (190)
-----------------------------------------------------------------------------------------------
Long-term debt                                                $    925               $  8,230
===============================================================================================


As of December 26, 1999, we had a $20.0 million committed line of credit agreement expiring on June 30, 2000. Subsequent to year-end, in connection with the authorization of a share repurchase program (see Note 15), available credit was extended to $100.0 million on an interim basis. Effective March 17, 2000, we entered into a new $150.0 million unsecured revolving line of credit facility with an expiration date of March 17, 2003. Outstanding balances for this facility accrue interest at 50.0 to 87.5 basis points over LIBOR or other bank developed rates at our option. The committed fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). On March 17, 2000, $85.0 million was outstanding under this facility.

In connection with the new line of credit facility, Papa John's entered into a no-fee interest rate collar ("Collar") with a notional amount of $100.0 million, a 30-day LIBOR rate range of 6.36% (floor) to 9.50% (ceiling) and an expiration date of March, 2003. The purpose of the Collar is to provide a hedge against the effects of rising interest rates. Papa John's will make payments under the terms of the Collar when the 30-day LIBOR rate is below the floor to raise the effective rate to 6.36%, and will receive payments when the 30-day LIBOR rate is above the ceiling, to lower the effective rate to 9.50%, thus assuring that Papa John's effective 30-day LIBOR rate is always within the above stated range. When the 30-day LIBOR rate is within the range, no payments are made or received under the Collar. Amounts payable or receivable under the Collar will be accounted for as an adjustment to interest expense.

9.  CHEESE PRICING ARRANGEMENT

Papa John's Franchise Advisory Council has initiated a program that allows the cost of cheese to Papa John's restaurants to be established on a quarterly basis. An independent franchisee-owned corporation, BIBP Commodities, Inc. ("BIBP"), was established effective December 27, 1999 through which the program will be administered. BIBP will purchase cheese at the market price and sell it to our distribution subsidiary, PJ Food Service, Inc. (PJFS), at a fixed quarterly price based in part upon historical average market prices. PJFS in turn sells cheese to Papa John's restaurants (Company-owned and franchised) at a set quarterly price. Gains or losses incurred by BIBP due to differences in the actual market price of cheese purchased and the established quarterly sales price are factored into determining the price for the following quarter. We have agreed to provide a $17.6 million loan facility to BIBP to fund cash deficits that may arise. No amounts were advanced under this facility as of December 26, 1999.

10.  INCOME TAXES

A summary of the provision for income taxes (exclusive of the tax effect related to the cumulative effect of accounting change) follows (in thousands):

                                                   1999             1998            1997
---------------------------------------------------------------------------------------------
Current
  Federal                                        $  22,893        $  18,849       $  13,061
  State and local                                    3,781            3,247           2,183
Deferred (federal and state)                         1,757               85             528
---------------------------------------------------------------------------------------------
Total                                            $  28,431        $  22,181       $  15,772
=============================================================================================

Significant deferred tax assets (liabilities) follow (in thousands):
                                                       1999                  1998
----------------------------------------------------------------------------------------
Unearned development fees                            $  2,324                $  2,387
Unrealized loss on investments                            200                     142
Accrued expenses                                        4,069                   2,485
Acquired franchise rights                               5,245                       -
Other                                                       5                     304
----------------------------------------------------------------------------------------
Total deferred tax assets                              11,843                   5,318
Valuation allowance related to unrealized
   loss on investments                                   (131)                   (142)
----------------------------------------------------------------------------------------
Net deferred tax asset                                 11,712                   5,176
Deferred expenses                                      (3,696)                 (1,976)
Accelerated depreciation                               (5,599)                 (5,101)
Unrealized gain on warrant                               (341)                   (588)
Other                                                  (1,208)                   (487)
----------------------------------------------------------------------------------------
Total deferred tax liabilities                        (10,844)                 (8,152)
----------------------------------------------------------------------------------------
Net deferred tax asset (liability)                   $    868                $ (2,976)
----------------------------------------------------------------------------------------

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense (exclusive of the tax effect related to the cumulative effect of accounting change) for the years ended December 26, 1999, December 27, 1998 and December 28, 1997 is as follows (in thousands):


                                                   1999             1998            1997
---------------------------------------------------------------------------------------------
Tax at U.S. federal statutory rate                $ 26,501         $ 20,001        $ 13,768
State and local income taxes                         2,450            1,845           1,393
Tax exempt investment income                          (551)            (761)           (783)
Losses on pooled entity                                  -            1,037           1,217
Other                                                   31               59             177
---------------------------------------------------------------------------------------------
Total                                             $ 28,431         $ 22,181        $ 15,772
=============================================================================================


Income taxes paid were $19.4 million in 1999, $15.9 million in 1998 and $11.0 million in 1997.

11.  PJ AMERICA, INC. STOCK WARRANT

PJ America, Inc. ("PJ America"), a franchisee of Papa John's, completed an initial public offering ("IPO") of its common stock in October, 1996. In connection with the IPO, PJ America issued a warrant to us to purchase 225,000 shares of its common stock. The warrant is exercisable in whole or in part at any time within five years from the closing date of the IPO, and the purchase price of each share of common stock pursuant to the warrant is $11.25 per share (90% of the IPO price of $12.50 per share). The warrant was issued by PJ America to Papa John's in consideration for the grant of rights to enter into development agreements for certain specified territories and the waiver by us of certain market transfer fees. Our agreement with PJ America anticipates that PJ America will pay standard development and franchise fees in connection with opening restaurants in the specified territories.

We did not recognize income in connection with receipt of the warrant. The warrant is classified as an available-for-sale security, and accordingly, is stated at fair value in the consolidated balance sheets, with unrealized gains, net of tax, reported within comprehensive income.

The fair value of the warrant was $956,000 on December 26, 1999 and $1.5 million on December 27, 1998, based upon the closing price per share of $15.50 and $18.13 for PJ America common stock on those respective dates, and is reported in investments in the accompanying consolidated balance sheets. The intrinsic value of the warrant (market value of PJ America common stock less the exercise price of the warrant) is considered a reasonable approximation of the fair value of the warrant.

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

                                                   1999             1998            1997
---------------------------------------------------------------------------------------------
Revenues from affiliates:
   Commissary sales                               $ 80,336         $ 64,977        $ 47,153
   Equipment and other sales                        10,423           10,721           8,187
   Franchise royalties                              10,530            8,067           6,265
   Franchise and development fees                    1,574            1,372           1,381
---------------------------------------------------------------------------------------------
Total                                             $102,863         $ 85,137        $ 62,986
=============================================================================================

Other income from affiliates                      $    314         $    570        $    514
=============================================================================================
Accounts receivable-affiliates                    $  3,302         $  2,273        $  2,454
=============================================================================================
Notes receivable-affiliates                       $  3,590         $  4,741        $  7,997
=============================================================================================

We paid $1.3 million in 1999, $966,000 in 1998 and $689,000 in 1997 for charter aircraft services provided by entities owned by certain directors and officers, including the Chief Executive Officer of Papa John's.

We advanced $198,000 in 1999, $183,000 in 1998 and $197,000 in 1997, in
premiums for split-dollar life insurance coverage on the Chief Executive Officer for the purpose of funding estate tax obligations. Papa John's and the officer share the cost of the premiums. The premiums advanced by us will be repaid out of the cash value or proceeds of the policies.

During the fourth quarter of 1999, we sold five restaurants to Capital Pizza, Inc., for total consideration of $1.6 million ($1.4 million in cash and $200,000 as a note receivable) and acquired one restaurant from Capital Pizza, Inc. for total consideration of $190,000, in which we forgave a note payable to us. Capital Pizza, Inc. is owned by certain of our officers, including our Vice Chairman and President.

During the fourth quarter of 1997, we acquired a 49% equity ownership interest in Mountain Pizza Group, L.L.C. ("MPG"), for $150,000 in cash. In July 1998, we acquired the remaining 51% for $565,000 in cash. In connection with the 1998 acquisition, we also assumed $2.4 million in MPG debt. MPG, an entity which operated seven Papa John's restaurants in Denver, Colorado, was owned by our Vice Chairman and President. The operating results of MPG were accounted for by the equity method until the remaining 51% was acquired in 1998. Also, during the fourth quarter of 1997, we acquired three Papa John's restaurants near Denver, Colorado, for $720,000 in cash. These restaurants were owned by our Chief Executive Officer and his wife.

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

13.  LEASE COMMITMENTS

We lease office, retail and commissary space under operating leases with terms generally ranging from three to five years and providing for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the Consumer Price Index. We also lease certain equipment under operating leases with terms ranging from three to seven years. Future minimum lease payments are as follows: 2000 - $16.8 million; 2001 - $14.6 million; 2002 - $12.1 million; 2003 - $10.2 million; 2004 - $8.4 million and thereafter - $30.7 million. Total rent expense was $12.4 million in 1999, $11.2 million in 1998, and $8.5 million in 1997.

14. ADVERTISING LITIGATION

On August 12, 1998, Pizza Hut, Inc. filed suit against us in the United States District Court for the Northern District of Texas, claiming that our "Better Ingredients. Better Pizza." slogan constitutes false and deceptive advertising in violation of the Lanham Trademark Act. The trial began on October 25, 1999. On November 18, 1999, the jury returned a verdict that our "Better Ingredients. Better Pizza." slogan is false and deceptive. On January 3, 2000, the court announced its judgment, awarding Pizza Hut $468,000 in damages and ordering us to cease all use of the "Better Ingredients. Better Pizza." slogan. Under the judge's order, we were to cease using the slogan in print and broadcast advertising by January 24, 2000, phase out printed promotional materials and other items containing the slogan (except signage) by March 3, 2000 and remove the slogan from restaurant signage by April 3, 2000. However, we filed an appeal of the verdict and the court's order and a motion for stay of the court's order pending outcome of the appeal. On January 21, 2000, the United States Court of Appeals for the Fifth Circuit granted a stay of the District Court judgment pending our appeal. Oral arguments related to the appeal are scheduled to begin in April 2000.

We estimated that the pre-tax costs of complying with the court's order and certain related costs could approximate $12.0 to $15.0 million, of which $6.1 million was recorded as a pre-tax charge against 1999 earnings. If our appeal is successful, the timing, and possibly the amount, of costs to be incurred could be favorably impacted.

15. SHARE REPURCHASE

The Papa John's Board of Directors has authorized the repurchase of up to $150.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2000. Funding for the share repurchase program will be provided through a combination of our existing cash and investments, $150.0 million credit facility and operating cash flows.

Through December 26, 1999, a total of 1.3 million shares with an aggregate cost of $31.7 million were repurchased under this program and placed in treasury. Subsequent to year-end through March 17, 2000, an additional 3.4 million shares with an aggregate cost of $87.4 million had been repurchased.

16. STOCKHOLDER PROTECTION RIGHTS AGREEMENT

On February 14, 2000, the Board of Directors of the Company adopted a Stockholder Protection Rights Agreement (the "Rights Plan"). Under the terms of the Rights Plan, one preferred stock purchase right was distributed as a dividend on each outstanding share of Papa John's common stock held of record as of the close of business on March 1, 2000. The rights generally will not become exercisable until a person or group acquires beneficial ownership of 15% or more of the Company's common stock in a transaction that is not approved in advance by the Board of Directors. The Company's Founder and CEO, John Schnatter, who currently owns more than 25% of the outstanding common stock will be excluded from operation of the Rights Plan unless (together with his affiliates and family members) he acquires more than 40% of the Company's common stock.

If the rights are triggered, then each right owned by a stockholder other than the unapproved acquirer entitles its holder to purchase shares of Company common stock at 50% of its market price. In addition, after the rights are triggered, if the Company is acquired by an unapproved acquirer in a merger or other business combination transaction, each right that has not previously been exercised will entitle its holder to purchase, at the right's current exercise price, common shares of such other entity having a value of twice the right's exercise price. The Company may redeem the rights for a nominal amount at any time prior to an event that causes the rights to become exercisable.

17.  STOCK OPTIONS

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), we have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

We award stock options under the Papa John's International, Inc. 1993 Stock Ownership Incentive Plan (the "1993 Plan"), the Papa John's International, Inc. 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan") and the Papa John's International, Inc. 1999 Team Member Stock Ownership Plan (the "1999 Plan"). Shares of common stock authorized for issuance are 6,400,000 under the 1993 Plan, 370,000 under the Directors Plan and 1,000,000 under the 1999 Plan. Options granted under all plans generally expire ten years from the date of grant and vest over one to five year periods, except for certain options awarded under a previous multi-year operations compensation program that vested immediately upon grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we have accounted for our employee stock options granted subsequent to December 25, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows, along with the indicated weighted average assumptions used:

                                                            1999         1998          1997
---------------------------------------------------------------------------------------------
Pro forma net income before cumulative effect
  of a change in accounting principle (in thousands)      $ 39,349      $ 26,457     $ 16,815
Pro forma earnings per share:
     Basic                                                $   1.30      $    .90     $    .58
     Diluted                                              $   1.27      $    .87     $    .57
Assumptions (weighted average):
   Risk-free interest rate                                    6.0%          4.8%         5.7%
   Expected dividend yield                                    0.0%          0.0%         0.0%
   Expected volatility                                        0.47          0.47         0.47
   Expected life (in years)                                   4.0           4.0          3.6

The pro forma net income before cumulative effect of a change in accounting principle for 1998 and 1997 has been restated for the March 1999 acquisition of Minnesota Pizza (see Note 3).

Because SFAS 123 is applicable only to options granted subsequent to December 25, 1994, our pro forma effect will not be fully reflected until a complete five years of vesting occurs for 1995 option awards in 2000.

Information pertaining to options for 1999, 1998 and 1997 is as follows (number of options in thousands):

                                       1999                                1998                              1997
                               Number of     Weighted-Average     Number of    Weighted-Average     Number of    Weighted-Average
                                Options       Exercise Price       Options      Exercise Price       Options      Exercise Price
                               --------------------------------------------------------------------------------------------------
Outstanding-beginning of year   5,782              $ 28.54           5,197            $25.28           3,532            $20.98
Granted                         1,216                26.68           1,535             37.90           2,259             29.30
Exercised                         636                22.72             545             21.41             351             10.09
Cancelled                         622                32.83             405             29.53             243             25.91
                               --------------------------------------------------------------------------------------------------
Outstanding-end of year         5,740              $ 28.55           5,782            $28.54           5,197            $25.28
                               ==================================================================================================
Exercisable-end of year         2,638              $ 27.30           2,232            $25.64           1,567            $21.96
                               ==================================================================================================
Weighted-average fair value
   of options granted during
   the year                   $  9.22                             $  13.43                           $ 10.22
                              =======                             ========                           =======

The number, weighted-average exercise price and weighted-average remaining contractual life of options outstanding as of December 26, 1999, and the number and weighted average exercise price of options exercisable as of December 26, 1999 follow (number of options in thousands):

                                RANGE OF                   NUMBER OF         WEIGHTED-AVERAGE         WEIGHTED-AVERAGE
                            EXERCISE PRICES                 OPTIONS           EXERCISE PRICE           REMAINING LIFE
-----------------------------------------------------------------------------------------------------------------------
Outstanding options:          $ 5.78 - $9.99                      71              $  6.36                  3.60
                               10.00 - 19.99                     633                16.33                  5.72
                               20.00 - 29.99                   2,427                25.37                  8.15
                               30.00 - 45.56                   2,609                35.08                  8.12
-----------------------------------------------------------------------------------------------------------------------
       Total                                                   5,740              $ 28.55                  7.81
=======================================================================================================================

Exercisable options:          $ 5.78 - $9.99                      71              $  6.36
                               10.00 - 19.99                     483                15.92
                               20.00 - 29.99                     955                26.20
                               30.00 - 45.56                   1,129                34.41
-----------------------------------------------------------------------------------------------------------------------
              Total                                            2,638              $ 27.30
=======================================================================================================================

Plan provisions provide that excess available shares under the 1993 Plan may be transferred to the 1999 Plan. As of December 26, 1999, 477,000 shares were available for future issuance under the 1993 and 1999 plans and 106,750 shares under the Directors Plan.

18.  DEFINED CONTRIBUTION BENEFIT PLAN

We have established the Papa John's International, Inc. 401(k) Plan (the "Plan"), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The Plan is open to all employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. Effective July 1, 1999, we began contributing up to 1.5% of a participating employee's earnings. Our contributions for 1999 were $220,000 and will vest based upon a participants' service date. Administrative costs of the Plan are paid by us and are not significant.

19.  SEGMENT INFORMATION

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

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through December 26, 1999, substantially all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10% or more of our consolidated revenues.

Segment information is as follows:


(in thousands)                                                 1999           1998 (1)           1997 (1)
------------------------------------------------------------------------------------------------------------------
REVENUES FROM EXTERNAL CUSTOMERS:
    Restaurants                                             $ 395,091       $ 344,089           $ 262,272
    Commissaries                                              309,015         255,083             184,407
    Franchising                                                48,141          37,576              29,037
    All others                                                 53,078          45,404              39,952
------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES FROM EXTERNAL CUSTOMERS                      $ 805,325       $ 682,152           $ 515,668
==================================================================================================================
INTERSEGMENT REVENUES:
    Commissaries                                            $ 118,507       $ 108,218           $  81,223
    Franchising                                                   139             128                 107
    All others                                                 15,431          15,570              14,869
------------------------------------------------------------------------------------------------------------------
TOTAL INTERSEGMENT REVENUES                                 $ 134,077       $ 123,916           $  96,199
==================================================================================================================

DEPRECIATION  AND AMORTIZATION:
    Restaurants                                             $  13,900       $  12,001           $   8,940
    Commissaries                                                4,192           3,296               3,199
    Franchising                                                   177              44                  26
    All others                                                    693             839                 783
    Unallocated corporate expenses                              5,865           4,310               7,490
------------------------------------------------------------------------------------------------------------------
TOTAL DEPRECIATION AND AMORTIZATION                         $  24,827       $  20,490           $  20,438
==================================================================================================================

INCOME BEFORE INCOME TAXES:
    Restaurants                                             $  15,014       $   9,549           $   2,636
    Commissaries                                               22,078          17,893              14,260
    Franchising                                                42,252          32,143              24,689
    All others                                                  5,185           5,033               3,422
    Unallocated corporate expenses                             (8,577)         (7,191)             (5,405)
    Elimination of intersegment profits                          (235)           (282)               (265)
------------------------------------------------------------------------------------------------------------------
TOTAL INCOME BEFORE INCOME TAXES                            $  75,717       $  57,145(2)        $  39,337
==================================================================================================================

FIXED ASSETS:
    Restaurants                                             $ 145,176        $124,390           $  95,095
    Commissaries                                               56,715          42,503              27,673
    All others                                                  5,153           4,368               4,110
    Unallocated corporate assets                               90,514          51,599              22,292
    Accumulated depreciation and amortization                 (69,745)        (49,988)            (33,561)
------------------------------------------------------------------------------------------------------------------
NET FIXED ASSETS                                            $ 227,813        $172,872           $ 115,609
==================================================================================================================

EXPENDITURES FOR FIXED ASSETS:
    Restaurants                                             $  24,822        $ 30,401           $  30,480
    Commissaries                                               15,296          14,873               7,877
    All others                                                    777             290                 269
    Corporate                                                  40,266          25,297               5,921
------------------------------------------------------------------------------------------------------------------
TOTAL EXPENDITURES FOR FIXED ASSETS                         $  81,161        $ 70,861           $  44,547
==================================================================================================================

(1)  Restated for the March 1999 acquisition of Minnesota Pizza (see Note 3).
(2)  Excludes the cumulative effect of a change in accounting principle.

20.  QUARTERLY DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

QUARTER                                          1ST                   2ND                  3RD                   4TH
-------------------------------------------------------------------------------------------------------------------------------
                                          1999       1998       1999       1998       1999       1998       1999       1998
-------------------------------------------------------------------------------------------------------------------------------
Total revenues:
      As previously reported              $187,351   $152,928   $200,384   $162,273   $202,080   $166,428   $215,510   $188,177
      As restated                          187,351    155,493    200,384    165,204    202,080    169,432    215,510    192,023
Operating income:
      As previously reported                17,500     12,024     18,898     13,418     18,955     14,234     16,980     15,841
      As restated                           17,500     11,374     18,898     12,935     18,955     13,342     16,980     15,394
Income before cumulative effect of
  a change in accounting principle:
      As previously reported                11,383      8,243     12,334      9,197     12,366      9,675     11,203     10,653
      As restated                           11,383      7,509     12,334      8,631     12,366      8,699     11,203     10,125
Net income:
      As previously reported                11,383      5,640     12,334      9,197     12,366      9,675     11,203     10,653
      As restated                           11,383      4,906     12,334      8,631     12,366      8,699     11,203     10,125
Basic earnings per share:
  Income before cumulative effect of
   a change in accounting principle
      As previously reported              $    .38   $    .28   $    .41   $    .31   $   .41    $    .33   $    .37   $    .36
      As restated                              .38        .26        .41        .29       .41         .29        .37        .34
  Net income:
      As previously reported                   .38        .19        .41        .31       .41         .33        .37        .36
      As restated                              .38        .17        .41        .29       .41         .29        .37        .34
Diluted earnings per share:
  Income before cumulative effect of
   a change in accounting principle
      As previously reported              $    .37   $    .28   $    .40   $    .30   $   .40    $   .32    $    .36   $    .35
      As restated                              .37        .25        .40        .28       .40        .29         .36        .33
  Net income:
      As previously reported                   .37        .19        .40        .30       .40        .32         .36        .35
      As restated                              .37        .16        .40        .28       .40        .29         .36        .33

All quarterly information above is presented in 13 week periods. Quarterly amounts for 1998 previously reported have been restated to reflect the March 1999 acquisition of Minnesota Pizza, a business combination accounted for as a pooling of interests (see Note 3).

REPORT OF MANAGEMENT

The consolidated financial statements appearing in this Annual Report have been prepared by management, which is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with generally accepted accounting principles in the United States and necessarily include some amounts that are based on management's best estimates and judgments.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Papa John's International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John's International, Inc. and subsidiaries as of December 26, 1999 and December 27, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John's International, Inc. and subsidiaries at December 26, 1999 and December 27, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective for fiscal year 1998, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities."

                                            /s/ Ernst & Young LLP

Louisville, Kentucky
March 17, 2000

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Consolidated Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

       Consolidated Statements of Income for the years ended December 26,
               1999, December 27, 1998 and December 28, 1997
       Consolidated Balance Sheets as of December 26, 1999 and December 27,
               1998
       Consolidated Statements of Stockholders' Equity for the years ended
               December 26, 1999, December 27, 1998 and December 28, 1997 Consolidated Statements of Cash Flows for the years ended December 26,
               1999, December 27, 1998 and December 28, 1997
       Notes to Consolidated Financial Statements
       Report of Independent Auditors

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

        3.2 Our Restated By-Laws. Exhibit 3.2 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

        3.3     Certificate of Amendment of Amended and Restated Certificate of
                Incorporation of Papa John's International, Inc. Exhibit 3 to our Quarterly Report on Form 10-Q for the quarterly period ended ended June 29, 1997, is incorporated herein by reference.

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

      *10.2     1996 Papa John's International, Inc. Executive Option Program.
                Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

      *10.3     Papa John's International, Inc. 1993 Stock Ownership Incentive
                Plan. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference.

      *10.4     Amendment to Papa John's International, Inc. 1993 Stock
                Ownership Incentive Plan. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended June 29, 1997 is incorporated herein by reference.

      *10.5     Amendment to Papa John's International, Inc. 1993 Stock
                Ownership Incentive Plan. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended June 28, 1998 is incorporated herein by reference.

      *10.6     Amendment to Papa John's International, Inc. 1993 Stock
                Ownership Incentive Plan. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 27, 1999 is incorporated herein by reference.

      *10.7     Papa John's International, Inc. 1993 Stock Option Plan for
                Non-Employee Directors. Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference.

      *10.8     Amendment to Papa John's International, Inc. 1993
                Non-Employee Directors Stock Option Plan. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended
                June 27, 1999 is incorporated herein by reference.

      *10.9     Papa John's International, Inc. 1999 Team Member Stock
                Ownership Plan, Amended and Restated as of October 20, 1999.

       10.10    Loan Agreement among Mississippi Business Finance Corporation
                (acting for and on behalf of the State of Mississippi), Bank of Mississippi (as Servicing Trustee) and PJFS of Mississippi, Inc.
                Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 27, 1994 is incorporated herein by reference.


       10.11 Lease dated November 9, 1990, including amendments thereto, between Papa John's and Crow-Kessler, a Texas limited partnership, relating to our commissary and distribution facility in Louisville, Kentucky. Exhibit 10.6 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

       10.12 Amendment II to Lease dated November 9, 1990 between the Company and Crow-Kessler, a Texas limited partnership, relating to our commissary and distribution facility in Louisville, Kentucky.
                Exhibit 10.32 to our annual report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

       10.13    Amendment III to Lease dated November 9, 1990 between Papa
                John's and Crow-Kessler, a Texas limited partnership, relating to our commissary and distribution facility in Louisville, Kentucky. Exhibit 10.37 to our annual report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

       10.14    Lease dated May 14, 1993, between PJ Food Service, Inc. and
                Sample Properties relating to our commissary facility in Raleigh, North Carolina. Exhibit 10.16 to our Registration
                Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

       10.15    Lease dated November 1, 1993, between PJ Food Service, Inc. and
                Jackson Developers, LLC, a Missouri limited liability company, relating to our commissary and distribution facility in Jackson, Mississippi. Exhibit 10.18 to our Registration Statement on Form
                S-1 (Registration No. 33-73530) is incorporated herein by reference.

       10.16    Lease dated January 3, 1996, between PJ Food Service, Inc. and
                Fraser, L.L.C. relating to the Company's commissary and distribution facility in Denver, Colorado. Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended December
                31, 1995 is incorporated herein by reference.

       10.17    Lease dated September 30, 1996, between PJ Food Service, Inc.
                and Opus Southwest Corporation relating to our commissary and distribution facility opened in Tempe, Arizona. Exhibit 10.27 to our annual report on Form 10-K for the fiscal year ended
                December 29, 1996 is incorporated herein by reference.

       10.18    Sublease dated January 16, 1997, between PJ Food Service, Inc.
                and Distribution Unlimited, Inc. relating to the Company's commissary and distribution facility opened in Rotterdam, New
                York. Exhibit 10.26 to our annual report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

       10.19    Lease dated August 30, 1996, between PJ Food Service, Inc. and
                A. Terry Moss and Ira E. White relating to the Company's commissary and distribution facility opened in Des Moines, Iowa.
                Exhibit 10.29 to our annual report on Form 10-K for the fiscal year ended December 29, 1996 is incorporated herein by reference.

       10.20    Lease dated November 27, 1997 by and between Papa John's and SF
                Property Investments, LLC, an Oregon limited liability corporation, relating to our commissary and distribution facility in Portland, Oregon. Exhibit 10.31 to our annual report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

       10.21 First Lease Modification Agreement to Lease dated May 14, 1993 between PJ Food Service, Inc., and Sample Properties relating to our commissary and distribution facility in Raleigh, North
                Carolina. Exhibit 10.34 to our annual report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

       10.22    Lease dated December 6, 1998, between PJ Food Service, Inc. and
                The Buncher Company relating to our commissary and distribution facility to be opened in Pittsburgh, Pennsylvania. Exhibit
                10.38 to our annual report on Form 10-K for the Fiscal Year ended December 27, 1998, is incorporated herein by reference.

       10.23    Acquisition Agreement dated March 29, 1999, with the Minnesota
                Pizza Company.  Exhibit 10.1 to our quarterly report on Form
                10-Q for the quarter ended March 28, 1999 is incorporated herein by reference.

       10.24    Agreement for the Sale and Purchase of the Entire Issued Share
                Capital of Perfect Pizza Holdings Limited Between Geoffrey
                Street and Others and Papa John's (UK) Limited and Papa John's
                International, Inc. dated November 29, 1999.


       10.25    Credit Agreement by and among Papa John's International, Inc.
                and The Banks Party Hereto and Bank One, Indiana, NA.
                As Syndication Agent and PNC Bank, National Association, As
                Lender Arranger and Administrative Agent dated as of March 17,
                2000.

       10.26    Letter between Papa John's International, Inc. and Bank One,
                Indiana, N.A. governed by the International Swaps and Derivatives Association, Inc. Master Agreement dated February
                22, 2000.

       10.27 Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John's International, Inc. and National City
                Bank, as Rights Agent (including the form of Certificate of Designation of Preferences and Rights and the form of Rights
                Certificate). Exhibit 4 of our Form 8-A dated February 16, 2000 is incorporated herein by reference.

       21       Subsidiaries of the Company:

                (a)   PJ Food Service, Inc., a Kentucky corporation
                (b)   Papa John's USA, Inc., a Kentucky corporation
                (c)   Papa John's Support Services, Inc., a Kentucky corporation
                (d)   PJFS of Mississippi, Inc., a Mississippi corporation
                (e)   Risk Services Corp., a Kentucky corporation
                (f)   Capital Delivery, Ltd., a Kentucky corporation
                (g)   Papa John's (U.K.) Ltd., a United Kingdom corporation
                (h)   Perfect Pizza Ltd., a United Kingdom corporation

       23       Consent of Ernst & Young LLP

       27.1 Financial Data Schedule for year ended December 26, 1999, which is submitted electronically to the Securities and Exchange
                Commission for information only and not deemed to be filed with the Commission.

       27.2     Restated Financial Data Schedule for year ended December 28,
                1997, which is submitted electronically to the Securities and Exchange Commission for information only and is not deemed to be filed with the Commission.

       99.1     Cautionary Statements.

------------------
*Compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)     Reports on Form 8-K

        1. We filed a Current Report on Form 8-K dated December 10, 1999 attaching a press release dated December 9, 1999 announcing revised fourth quarter 1999 comparable sales estimates and a $50 million stock repurchase authorization.

        2. We filed a Current Report on Form 8-K dated December 10, 1999 attaching a press release dated November 29, 1999 announcing a 205-unit acquisition in the United Kingdom.

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

Date:  March 23, 2000               PAPA JOHN'S INTERNATIONAL, INC.



                                    By: /s/ John H. Schnatter
                                        ------------------------------
                                        John H. Schnatter, Chairman and
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                     DATE
--------------------------------------------------------------------------------------------
/s/ John H. Schnatter        Founder, Chairman of the Board, Chief         March 23, 2000
-------------------------    Executive Officer, and Director (Principal
    John H. Schnatter        Executive Officer)


/s/ Blaine E. Hurst          Vice Chairman, President and Director         March 23, 2000
-------------------------
    Blaine E. Hurst


/s/ Charles W. Schnatter     Senior Vice President, General Counsel        March 23, 2000
-------------------------    and Secretary and Director
    Charles W. Schnatter


/s/ O. Wayne Gaunce          Director                                      March 23, 2000
-------------------------
    O. Wayne Gaunce


/s/ Jack A. Laughery         Director                                      March 23, 2000
-------------------------
    Jack A. Laughery


/S/ Michael W. Pierce        Director                                      March 23, 2000
-------------------------
   Michael W. Pierce


/S/ Wade S. Oney             Director                                      March 23, 2000
-------------------------
   Wade S. Oney





SIGNATURE                                           TITLE                                  DATE
------------------------------------------------------------------------------------------------------
/s/ Richard F. Sherman             Director                                        March 23, 2000
---------------------------
    Richard F. Sherman


/s/ E. Drucilla Milby              Senior Vice President, Chief Financial          March 23, 2000
---------------------------        Officer and Treasurer (Principal Financial
    E. Drucilla Milby              Officer)


/s/ J. David Flanery               Vice President and Corporate Controller         March 23, 2000
----------------------------      (Principal Accounting Officer)
   J. David Flanery


                                  EXHIBIT INDEX


                                                                   SEQUENTIALLY
      EXHIBIT                                                        NUMBERED
      NUMBER         DESCRIPTION OF EXHIBIT                            PAGE
----------------------------------------------------------------------------------------


       *10.9      Papa John's International, Inc. 1999 Team Member Stock
                  Ownership Plan Amended and Restated as of October 20, 1999.

        10.24     Agreement for the Sale and Purchase of the Entire Issued
                  Share Capital of Perfect Pizza Holdings Limited Between
                  Geoffrey Street and Others and Papa John's (UK) Limited and
                  Papa John's International, Inc. dated November 29, 1999.

        10.25     Credit Agreement by and among Papa John's International, Inc.
                  and The Banks Party Hereto and Bank One, Indiana, NA, As
                  Syndication Agent and PNC Bank, National Association, As
                  Lender Arranger and Administrative Agent dated as of March
                  17, 2000.

        10.26     Letter between Papa John's International, Inc. and Bank One,
                  Indiana, N.A. governed by the International Swaps and Derivatives Association, Inc. Master Agreement dated February
                  22, 2000.

         21       Subsidiaries of the Company

         23       Consent of Ernst & Young LLP

         27.1     Financial Data Schedule for the year ended December 26,
                  1999, which is submitted electronically to the Securities and Exchange Commission for information only and is not deemed to be filed with the Commission.

         27.2     Restated Financial Data Schedule for the year ended December
                  28, 1997, which is submitted electronically to the Securities and Exchange Commission for information only and is not deemed to be filed with the Commission.

         99.1     Cautionary Statements
