Form 10-Q
period 2000-03-26
PAPA JOHNS INTERNATIONAL INC
filed 2000-05-10
CIK 901491

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000

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

         At May 4, 2000, there were outstanding 25,210,687 shares of the registrant's common stock, par value $.01 per share.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                               Page No.
                                                                                             --------
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets --
                  March 26, 2000 and December 26, 1999                                           2

                  Condensed Consolidated Statements of Income  --
                  Three Months Ended March 26, 2000 and March 28, 1999                           3

                  Condensed Consolidated Statements of Stockholders' Equity -
                  Three Months Ended March 26, 2000 and March 28, 1999                           4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 26, 2000 and March 28, 1999                           5

                  Notes to Condensed Consolidated Financial Statements                           6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                  7

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                             11

Item 6.           Exhibits and Reports on Form 8-K                                              11


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                                                                   MARCH 26, 2000         DECEMBER 26, 1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)                 (NOTE)
ASSETS
Current assets:
         Cash and cash equivalents                                              $     11,896            $       3,698
         Accounts receivable                                                          18,342                   21,415
         Inventories                                                                  11,880                   10,637
         Prepaid expenses and other current assets                                     5,091                    7,378
         Deferred income taxes                                                         3,127                    2,977
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                  50,336                   46,105

Investments                                                                            5,545                   22,086
Net property and equipment                                                           237,257                  227,813
Notes receivable from franchisees                                                     14,753                   11,743
Intangibles                                                                           52,768                   47,669
Other assets                                                                          18,692                   16,635
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                    $    379,351            $     372,051
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                       $     23,120            $      24,947
         Accrued expenses                                                             41,700                   38,516
         Current portion of debt                                                       1,838                    5,308
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             66,658                   68,771

Unearned franchise and development fees                                                7,108                    6,222
Long-term debt, net of current portion                                                84,437                      925
Deferred income taxes                                                                  2,371                    2,109
Other long-term liabilities                                                            2,131                    1,891

Stockholders' equity:
         Preferred stock                                                                   -                        -
         Common stock                                                                    306                      305
         Additional paid-in capital                                                  190,351                  189,920
         Accumulated other comprehensive loss                                           (480)                    (390)
         Retained earnings                                                           146,033                  134,492
         Treasury stock                                                             (119,564)                 (32,194)
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           216,646                  292,133
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $    379,351            $     372,051
=========================================================================================================================

Note: The balance sheet at December 26, 1999 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

SEE ACCOMPANYING NOTES.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
(In thousands, except per share amounts)                        MARCH 26, 2000   MARCH 28, 1999
------------------------------------------------------------------------------------------------
REVENUES:
    Restaurant sales                                            $   111,253    $      94,452
    Franchise royalties                                              12,145            9,418
    Franchise and development fees                                    1,507            1,470
    Commissary sales                                                 89,922           70,004
    Equipment and other sales                                        12,222           12,007
------------------------------------------------------------------------------------------------
Total revenues                                                      227,049          187,351

COSTS AND EXPENSES:
Restaurant expenses:
    Cost of sales                                                    27,821           23,227
    Salaries and benefits                                            30,870           25,318
    Advertising and related costs                                    10,720            8,137
    Occupancy costs                                                   5,481            4,590
    Other operating expenses                                         15,336           12,724
------------------------------------------------------------------------------------------------
                                                                     90,228           73,996
Commissary, equipment and other expenses:
    Cost of sales                                                    76,393           62,354
    Salaries and benefits                                             6,725            5,610
    Other operating expenses                                          7,718            6,849
------------------------------------------------------------------------------------------------
                                                                     90,836           74,813
General and administrative expenses                                  17,408           14,095
Advertising litigation expense                                          889                -
Pre-opening and other general expenses                                  218            1,265
Depreciation and amortization expense                                 8,223            5,531
------------------------------------------------------------------------------------------------
Total costs and expenses                                            207,802          169,700
------------------------------------------------------------------------------------------------

Operating income                                                     19,247           17,651
Other income (expense):
   Investment income                                                    292              792
   Interest expense                                                    (804)            (151)
------------------------------------------------------------------------------------------------

Income before income taxes                                           18,735           18,292
Income tax expense                                                    7,194            6,909
------------------------------------------------------------------------------------------------
Net income                                                      $    11,541   $       11,383
================================================================================================
Basic earnings per share                                        $      0.43   $         0.38
================================================================================================
Diluted earnings per share                                      $      0.43   $         0.37
================================================================================================

Basic weighted average shares outstanding                            26,851           29,966
================================================================================================
Diluted weighted average shares outstanding                          27,104           31,099
================================================================================================

Note: Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

SEE ACCOMPANYING NOTES.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             ACCUMULATED
                                                              ADDITIONAL        OTHER                                      TOTAL
                                                 COMMON        PAID-IN      COMPREHENSIVE    RETAINED     TREASURY     STOCKHOLDERS'
(In thousands)                                   STOCK         CAPITAL       INCOME (LOSS)   EARNINGS       STOCK          EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 27, 1998                     $  298       $ 166,209       $      688     $ 87,456     $   (481)     $   254,170
Comprehensive income:
  Net income                                          -               -                -       11,383            -           11,383
  Unrealized gain on investments,
    net of tax of $187                                -               -              424           -             -              424
                                                                                                                           --------
Comprehensive income                                                                                                         11,807
Exercise of stock options                             3           6,406                -           -             -            6,409
Tax benefit related to exercise of
   non-qualified stock options                        -           2,129                -           -             -            2,129
Deferred tax asset - pooling of interests
   business combination                               -           5,245                -           -             -            5,245
Other                                                 -              69                -           -             -               69
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 28, 1999                        $  301       $ 180,058      $     1,112    $ 98,839      $   (481)     $   279,829
===================================================================================================================================
Balance at December 26, 1999                     $  305       $ 189,920       $     (390)   $134,492     $ (32,194)     $   292,133
Comprehensive income:
  Net income                                          -               -                -      11,541             -           11,541
  Unrealized loss on investments,
    net of tax of $286                                -               -             (492)          -             -             (492)
  Other, net                                                                         402                                        402
                                                                                                                           ---------
Comprehensive income                                                                                                         11,451
Exercise of stock options                             1             350                -           -             -              351
Tax benefit related to exercise of
   non-qualified stock options                        -              81                -           -             -               81
Acquisition of treasury stock
   (3,444,500 shares)                                 -               -                -           -       (87,370)         (87,370)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 26, 2000                        $  306       $ 190,351       $     (480)  $ 146,033    $ (119,564)     $   216,646
===================================================================================================================================

SEE ACCOMPANYING NOTES.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
(In thousands)                                                                 MARCH 26, 2000      MARCH 28, 1999
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net cash provided by operating activities                                      $  25,562           $   20,278

INVESTING ACTIVITIES
Purchase of property and equipment                                               (14,149)             (25,232)
Purchase of investments                                                              -                 (9,765)
Proceeds from sale or maturity of investments                                     15,014               10,515
Loans to franchisees                                                              (3,693)                (183)
Loan repayments from franchisees                                                     587                   77
Deferred systems development costs                                                  (410)                (298)
Acquisitions                                                                      (6,022)                (825)
Other                                                                                410                  263
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (8,263)             (25,448)

FINANCING ACTIVITIES
Payments on debt                                                                  (5,443)              (2,365)
Proceeds from debt issuance and line of credit facility                           83,500                2,510
Proceeds from exercise of stock options                                              351                6,409
Tax benefit related to exercise of non-qualified
  stock options                                                                       81                2,129
Acquisition of treasury stock                                                    (87,370)                   -
Other                                                                               (186)                  73
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                               (9,067)               8,756

Effect of exchange rate changes on cash and cash equivalents                         (34)                   -
---------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                          8,198                3,586
Cash and cash equivalents at beginning of period                                   3,698               33,814
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $  11,896           $   37,400
=====================================================================================================================

SEE ACCOMPANYING NOTES.

PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 26, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 26, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John's International, Inc. (referred to as the "Company", "Papa John's" or in the first person notations of "we", "us" and "our") for the year ended December 26, 1999.

2.  SEGMENT INFORMATION

                                                                       THREE MONTHS ENDED
(In thousands)                                                 MARCH 26, 2000     MARCH 28, 1999
--------------------------------------------------------------------------------------------------
                                                                                      (NOTE)
REVENUES FROM EXTERNAL CUSTOMERS:
       Restaurants                                           $      111,253    $       94,452
       Commissaries                                                  89,922            70,004
       Franchising                                                   13,652            10,888
       All others                                                    12,222            12,007
--------------------------------------------------------------------------------------------------
TOTAL REVENUES FROM EXTERNAL CUSTOMERS                       $      227,049    $      187,351
==================================================================================================

INTERSEGMENT REVENUES:
       Commissaries                                          $       30,265    $       26,856
       Franchising                                                       40                34
       All others                                                     4,000             3,273
--------------------------------------------------------------------------------------------------
TOTAL INTERSEGMENT REVENUES                                  $       34,305    $       30,163
==================================================================================================

INCOME BEFORE INCOME TAXES:
       Restaurants                                           $        3,830    $        5,364
       Commissaries                                                   7,086             4,379
       Franchising                                                   11,693             9,357
       All others                                                       982               987
       Unallocated corporate expenses                                (4,817)           (1,817)
       Elimination of intersegment profits (losses)                     (39)               22
--------------------------------------------------------------------------------------------------
TOTAL INCOME BEFORE INCOME TAXES                             $       18,735    $       18,292
==================================================================================================

FIXED ASSETS:
       Restaurants                                           $      150,985
       Commissaries                                                  59,705
       All others                                                     5,273
       Unallocated corporate assets                                  96,976
       Accumulated depreciation and amortization                    (75,682)
--------------------------------------------------------------------------------
NET FIXED ASSETS                                             $      237,257
================================================================================

Note: Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTAURANT PROGRESSION:

                                                THREE MONTHS ENDED
                                            MARCH 26,            MARCH 28,
                                              2000                1999
--------------------------------------------------------------------------
PAPA JOHN'S RESTAURANTS:

U.S. COMPANY-OWNED:
Beginning of period                            573                  514
Opened                                           5                    4
Closed                                           -                   (1)
Sold to franchisees                             (5)                  (5)
Acquired from franchisees                       20                    2
------------------------------------------------------------------------
End of period                                  593                  514
------------------------------------------------------------------------

U.S. FRANCHISED:
Beginning of period                          1,681                1,365
Opened                                          62                   69
Closed                                          (6)                  (2)
Sold to Company                                (20)                  (2)
Acquired from Company                            5                    5
------------------------------------------------------------------------
End of period                                1,722                1,435
------------------------------------------------------------------------

INTERNATIONAL FRANCHISED:
Beginning of period                             26                    6
Opened                                           7                    3
------------------------------------------------------------------------
End of period                                   33                    9
------------------------------------------------------------------------

Total at end of period                       2,348                1,958
========================================================================

PERFECT PIZZA RESTAURANTS:

COMPANY-OWNED:
Beginning of period                             12                    -
Closed                                          (1)                   -
------------------------------------------------------------------------
End of period                                   11                    -
------------------------------------------------------------------------

FRANCHISED:
Beginning of period                            194                    -
------------------------------------------------------------------------
End of period                                  194                    -
------------------------------------------------------------------------

Total at end of period                         205                    -
========================================================================

RESULTS OF OPERATIONS

REVENUES. Total revenues increased 21.2% to $227.0 million for the three months ended March 26, 2000, from $187.4 million for the comparable period in 1999.

Restaurant sales increased 17.8% to $111.3 million for the three months ended March 26, 2000, from $94.5 million for the comparable period in 1999. This increase was primarily due to an increase of 14.9% in the number of equivalent Company-owned Papa John's restaurants open during the three months ended March 26, 2000, compared to the same period in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Also, sales increased 4.0% for the three months ended March 26, 2000, over the comparable period in 1999 for Company-owned Papa John's restaurants open throughout both periods. Sales for the three months ended March 26, 2000, for the Company-owned Perfect Pizza restaurants acquired in November 1999, contributed 1.2% to the overall increase.

Franchise royalties increased 29.0% to $12.1 million for the three months ended March 26, 2000, from $9.4 million for the comparable period in 1999. This increase was primarily due to an increase of 22.3% in the number of equivalent franchised Papa John's restaurants open during the three months ended March 26, 2000, compared to the same period in 1999. Also, sales increased 2.8% for the three months ended March 26, 2000, over the comparable period in 1999 for franchised Papa John's restaurants open throughout both periods. Royalties for the three months ended March 26, 2000, from Perfect Pizza franchised restaurants contributed 8.6% to the overall increase.

Franchise and development fees remained consistent at $1.5 million for both the three months ended March 26, 2000, and the comparable period in 1999. An increase in the average franchise and development fee per store, primarily for "Hometown restaurants", was offset by slightly fewer restaurant openings than in the first quarter of 1999. The average dollar amount of fees per "Hometown restaurant" increased for the three months ended March 26, 2000 over the comparable period in 1999 due to the terms of development agreements entered into subsequent to March 1998 generally providing for fees equivalent to those under standard development agreements. "Hometown restaurants" are located in smaller markets, generally markets with less than 9,000 households.

Commissary sales increased 28.5% to $89.9 million for the three months ended March 26, 2000, from $70.0 million for the comparable period in 1999. This increase was primarily the result of the increases in equivalent franchised restaurants previously noted. Perfect Pizza commissary operations contributed 7.4% to the overall increase.

Equipment and other sales increased 1.8% to $12.2 million for the three months ended March 26, 2000, from $12.0 million for the comparable period in 1999. This increase was due to ongoing equipment, smallwares, uniforms and print materials sales related to the previously noted increase in equivalent franchised restaurants, offset by slightly fewer equipment package sales due to fewer franchised restaurant openings than in the prior comparable period.

COSTS AND EXPENSES. Restaurant cost of sales, which consists of food, beverage and paper costs, increased as a percentage of restaurant sales to 25.0% for the three months ended March 26, 2000, from 24.6% for the comparable period in 1999. This increase is primarily due to a decrease in average sales prices, partially offset by a decrease in cheese costs. Cheese represents approximately 40% of food cost and is subject to significant price fluctuations caused by weather, demand and other factors. Most of the factors affecting the cost of cheese are beyond our control. However, a cheese pricing arrangement was initiated with an independent franchisee-owned corporation effective December 27, 1999, which is expected to reduce cheese price volatility over time.

Restaurant salaries and benefits as a percentage of restaurant sales increased to 27.7% for the three months ended March 26, 2000, from 26.8% for the comparable period in 1999. The increase for the three months ended March 26, 2000 was the result of a reduction in average sales prices, partially offset by an increase in labor efficiency. Occupancy costs were consistent as a percentage of restaurant sales at 4.9% for the three months ended March 26, 2000 and March 28, 1999.

Advertising and related costs increased as a percentage of restaurant sales to 9.6% for the three months ended March 26, 2000, from 8.6% for the comparable period in 1999 as a result of increased marketing activities in response to the competitive environment and sales trends.

Other restaurant operating expenses increased as a percentage of restaurant sales to 13.8% for the three months ended March 26, 2000, from 13.5% for the comparable period in 1999. This increase was primarily due to an increase in certain recruitment incentives in anticipation of 15th Anniversary staffing needs and in response to increased fuel costs for drivers. Other operating expenses includes an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production, food, equipment purchases and storage to Company-owned restaurants.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, information systems, and printing and promotional items to franchisees and other customers. These costs decreased as a percentage of combined commissary sales and equipment and other sales to 88.9% for the three months ended March 26, 2000, as compared to 91.2% for the same period in 1999. Cost of sales as a percentage of combined commissary sales and equipment and other sales decreased to 74.8% for the three months ended March 26,

2000, from 76.0% for the comparable period in 1999. This decrease was due primarily to the timing of certain favorable commodity price changes, primarily cheese. Additionally, higher relative gross margins for the Perfect Pizza commissary operations contributed 0.5% to the overall cost of sales decrease. Salaries and benefits remained relatively consistent at 6.6% and 6.8% for the three months ended March 26, 2000 and March 28, 1999, respectively. Other operating expenses decreased to 7.6% for the three months ended March 26, 2000, from 8.4% for the comparable period in 1999. This decrease was due to general operating efficiencies and leverage on a higher sales base.

General and administrative expenses remained relatively consistent as a percentage of total revenues at 7.7% and 7.5% for the three months ended March 26, 2000 and March 28, 1999, respectively.

Advertising litigation expense represents costs associated with the lawsuit filed against us by Pizza Hut, Inc. claiming that our "Better Ingredients. Better Pizza." slogan is false and deceptive advertising. The $889,000 in advertising litigation expense for the three months ended March 26, 2000 consists primarily of legal costs and costs related to the potential discontinuation of the use of the "Better Ingredients. Better Pizza" slogan. See "Part II. Other Information - Item 1. Legal Proceedings" for additional information.

Pre-opening and other general expenses decreased to $218,000 for the three months ended March 26, 2000, from $1.3 million for the comparable period in 1999. This decrease was primarily due to the recognition of a $630,000 gain on the divestiture of five restaurants for the three months ended March 26, 2000, compared to a $592,000 loss on the divestiture of five restaurants and one closure in the prior comparable period.

Depreciation and amortization as a percentage of total revenues increased to 3.6% for the three months ended March 26, 2000, from 3.0% for the comparable period in 1999. This increase was primarily due to depreciation expense associated with the relocation of the Corporate Headquarters to an owned facility and the continued growth of our commissary system in mid to late 1999.

INVESTMENT INCOME. Investment income decreased to $292,000 for the three months ended March 26, 2000, from $792,000 for the comparable period in 1999. This decrease was primarily due to a decrease in our average investment portfolio balance, partially offset by an increase in the average balance of franchise loans. A significant portion of our investment portfolio was liquidated to fund the repurchase of our common stock.

INTEREST EXPENSE. Interest expense increased to $804,000 for the three months ended March 26, 2000, from $151,000 for the comparable period in 1999 due to amounts borrowed to fund the repurchase of our common stock.

INCOME TAX EXPENSE. Income tax expense reflects a combined federal, state and local effective tax rate of 38.4% for the three months ended March 26, 2000, compared to 37.8% for the comparable period in 1999. The effective tax rate in 2000 increased as a result of less tax-exempt investment income due to the liquidation of investments to fund the repurchase of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations increased to $25.6 million for the three months ended March 26, 2000, from $20.3 million for the comparable period in 1999, due primarily to decreases in components of working capital.

We require capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. Additionally, we began a share repurchase program in December 1999. Share repurchases of $87.4 million, capital expenditures of $14.1 million, acquisitions of $6.0 million, payments on debt of $5.4 million and loans to franchisees of $3.7 million for the three months ended March 26, 2000, were funded by advances on an unsecured revolving line of credit agreement, cash flow from operations and the liquidation of available cash and cash equivalents.

In addition to restaurant development and potential acquisitions, significant capital projects for the next 12 months are expected to include the expansion and relocation of the Phoenix, Arizona distribution center to a full-service commissary and the development of a dough production facility in Cambridge, Ontario, Canada by mid-2000.

Subsequent to March 26, 2000, we acquired an additional $16.0 million of common stock under our share repurchase program. These repurchases were funded by additional advances on our line of credit. The Board of Directors has authorized up to $150.0 million for the share repurchase program through December 31, 2000, and $14.9 million currently remains available for repurchase under this authorization.

Capital resources available at March 26, 2000, include $11.9 million of cash and cash equivalents, $5.5 million of investments, and $66.5 million remaining borrowing capacity under a $150.0 million, three-year, unsecured revolving line of credit agreement expiring in March 2003. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the next twelve months from these resources and operating cash flows.

IMPACT OF YEAR 2000

In prior years, we discussed the nature and progress of our plans to become Year 2000-ready. In late 1999, we completed testing of our systems and made modifications as deemed necessary. As a result of our planning and implementation efforts, we experienced no significant disruptions in business critical information technology and non-information technology systems and believe these systems successfully responded to the Year 2000 date change. The costs incurred in connection with necessary modifications of our systems were not material to our financial position. We are not aware of any material problems resulting from Year 2000 issues regarding our internal systems, the products and services of third parties, or the businesses operated by our franchisees. We will continue to monitor our business critical computer applications and those of our suppliers and franchisees throughout the year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.

FORWARD LOOKING STATEMENTS

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward looking. Certain factors could cause actual results to differ materially from those expressed in forward looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location and food quality; an increase in food cost due to seasonal fluctuations, weather or demand; changes in consumer tastes or demographic trends; changes in federal or state laws, such as increases in minimum wage; and risks inherent to international development, including operational or market risks associated with the planned conversion of Perfect Pizza restaurants to Papa John's in the United Kingdom. See "Part I.
Item 1. - Business Section - Forward Looking Statements" of the Form 10-K for the fiscal year ended December 26, 1999 for additional factors.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 12, 1998, Pizza Hut, Inc. filed suit against us in the United States District Court for the Northern District of Texas, claiming that our "Better Ingredients. Better Pizza." slogan constitutes false and deceptive advertising in violation of the Lanham Trademark Act. The trial began on October 25, 1999. On November 18, 1999, the jury returned a verdict that our "Better Ingredients. Better Pizza." slogan is false and deceptive. On January 3, 2000, the court announced its judgment, awarding Pizza Hut $468,000 in damages and ordering us to cease all use of the "Better Ingredients. Better Pizza." slogan. Under the judge's order, we were to cease using the slogan in print and broadcast advertising by January 24, 2000, phase out printed promotional materials and other items containing the slogan (except signage) by March 3, 2000 and remove the slogan from restaurant signage by April 3, 2000. We have estimated that the pre-tax costs of complying with the court's order and certain related costs could approximate $12.0 to $15.0 million, of which $6.1 million and $889,000 were recorded as pre-tax charges against 1999 and first quarter 2000 earnings, respectively. We filed an appeal of the verdict and the court's order and a motion for stay of the court's order pending outcome of the appeal. On January 21, 2000, the United States Court of Appeals for the Fifth Circuit granted a stay of the District Court judgment pending our appeal. Oral arguments related to the appeal were held on April 5, 2000. The outcome of the appeal is unknown at this time. If our appeal is successful, the timing and possibly the amount of costs to be incurred could be favorably impacted.

We are also subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     a.  Exhibits

         Exhibit
         Number            Description
         ------            -----------
         10.1              Secured Loan Agreement entered into as of December
                           27, 1999, by and between BIBP Commodities, Inc. and
                           Capital Delivery, Ltd.

         10.2              Promissory Note dated December 27, 1999, by BIBP
                           Commodities, Inc.

         11                Calculation of Earnings per Share

         27                Financial Data Schedule for the three months ended
                           March 26, 2000, which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

         99.1              Cautionary Statements. Exhibit 99.1 to our Annual
                           Report on Form 10-K for the fiscal year ended
                           December 26, 1999 (Commission File No. 0-21660) is incorporated herein by reference.

b.       Current Reports on Form 8-K.

         1. We filed a Current Report on Form 8-K dated December 27, 1999 attaching a press release dated December 27, 1999 announcing our fourth quarter 1999 and period twelve comparable sales growth percentages for company-owned restaurants. We also announced that Wade Oney would transition out of his role as Papa John's Chief Operating Officer during the first quarter of 2000.

         2. We filed a Current Report on Form 8-K dated January 3, 2000 attaching a press release dated January 3, 2000 announcing that a federal court judge in Dallas ruled that we could no longer use our "Better Ingredients. Better Pizza." trademarked slogan. The press release also announced our plans to appeal the ruling and that management would be evaluating the impact of the ruling on fourth quarter and full-year 1999 earnings.

         3. We filed a Current Report on Form 8-K dated January 6, 2000 attaching a press release dated January 6, 2000 announcing the approval by our Board of Directors of an increase to $100 million in the amount of our common stock which may be repurchased from time to time through December 31, 2000. We also announced that we had nearly completed the initial $50 million in common stock repurchases previously authorized by our Board of Directors.

         4. We filed a Current Report on Form 8-K dated January 14, 2000 attaching a press release dated January 14, 2000 announcing our fourth quarter and full-year 1999 systemwide comparable sales increases. We announced our expected costs to comply with the Pizza Hut litigation ruling. The press release also announced that we filed a motion to stay the court's injunction against the use of our slogan pending an appeal of the ruling.

         5. We filed a Current Report on Form 8-K dated January 31, 2000 attaching a press release dated January 31, 2000 announcing our Board of Directors approved an increase to $150 million in the amount of our common stock which may be repurchased from time to time through December 31, 2000. We announced that we had completed the $100 million in common stock repurchases previously authorized by our Board of Directors. The press release also announced that our Board of Directors authorized an increase in our existing credit availability to $200 million to fund the increased share repurchase and for general corporate purposes.

         6. We filed a Current Report on Form 8-K dated February 14, 2000 attaching a press release dated February 14, 2000 announcing the approval of a Stockholder Protection Rights Agreement by our Board of Directors. In connection with the adoption of the Rights Plan, the Board declared a dividend of one Right for each share of the Company's common stock outstanding at the close of business on March 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PAPA JOHN'S INTERNATIONAL, INC.
                                     (Registrant)



Date:    May 10, 2000                /s/ E. Drucilla Milby
      -----------------              ------------------------------------
                                     E. Drucilla Milby, Senior Vice President,
                                     Chief Financial Officer  and Treasurer