Form 10-Q
period 2000-06-25
PAPA JOHNS INTERNATIONAL INC
filed 2000-08-07
CIK 901491

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000

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

                                 (502) 261-7272
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
-------------------------------------------------------------------------------

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

         At August 2, 2000, there were outstanding 24,202,460 shares of the registrant's common stock, par value $.01 per share.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------
Item 1.            Financial Statements

         Condensed Consolidated Balance Sheets --
         June 25, 2000 and December 26, 1999                               2

         Condensed Consolidated Statements of Income  --
         Three Months and Six Months Ended June 25, 2000
         and June 27, 1999                                                 3

         Condensed Consolidated Statements of
         Stockholders' Equity - Six Months Ended June 25,
         2000 and June 27, 1999                                            4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 25, 2000 and
         June 27, 1999                                                     5

         Notes to Condensed Consolidated Financial
         Statements                                                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                13

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                          13

Item 6.  Exhibits and Reports on Form 8-K                                 13

Item 7a. Quantitative and Qualitative Disclosures about
         Market Risk                                                      14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                                                                 JUNE 25, 2000        DECEMBER 26, 1999
---------------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)              (NOTE)
ASSETS
Current assets:
         Cash and cash equivalents                                                 $  14,866                $  3,698
         Accounts receivable                                                          18,792                  21,415
         Inventories                                                                  11,049                  10,637
         Prepaid expenses and other current assets                                     5,433                   7,378
         Deferred income taxes                                                         3,278                   2,977
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                  53,418                  46,105

Investments                                                                            5,397                  22,086
Net property and equipment                                                           245,770                 227,813
Notes receivable from franchisees                                                     16,687                  11,743
Intangibles                                                                           52,119                  47,669
Other assets                                                                          16,441                  16,635
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $ 389,832                $372,051
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                          $  19,718                $ 24,947
         Accrued expenses                                                             39,686                  38,516
         Current portion of debt                                                       1,778                   5,308
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             61,182                  68,771

Unearned franchise and development fees                                                6,896                   6,222
Long-term debt, net of current portion                                               119,710                     925
Deferred income taxes                                                                  3,164                   2,109
Other long-term liabilities                                                            2,326                   1,891

Stockholders' equity:
         Preferred stock                                                                   -                       -
         Common stock                                                                    305                     305
         Additional paid-in capital                                                  190,853                 189,920
         Accumulated other comprehensive loss                                           (530)                   (390)
         Retained earnings                                                           159,009                 134,492
         Treasury stock                                                             (153,083)                (32,194)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           196,554                 292,133
--------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $ 389,832                $372,051
=====================================================================================================================

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

SEE ACCOMPANYING NOTES.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
(In thousands, except per share amounts)        JUNE 25, 2000    JUNE 27, 1999    JUNE 25, 2000    JUNE 27, 1999
-------------------------------------------------------------------------------------------------------------------

REVENUES:
    Restaurant sales                                   $112,753          $98,226         $224,006         $192,678
    Franchise royalties                                  12,653           10,104           24,798           19,522
    Franchise and development fees                        1,534            1,775            3,041            3,245
    Commissary sales                                     91,965           76,084          181,887          146,088
    Equipment and other sales                            12,630           14,195           24,852           26,202
-------------------------------------------------------------------------------------------------------------------
Total revenues                                          231,535          200,384          458,584          387,735

COSTS AND EXPENSES:
Restaurant expenses:
    Cost of sales                                        27,779           24,355           55,600           47,582
    Salaries and benefits                                30,854           27,086           61,724           52,404
    Advertising and related costs                        11,112            9,136           21,832           17,272
    Occupancy costs                                       5,532            4,660           11,013            9,251
    Other operating expenses                             15,207           13,147           30,543           25,871
-------------------------------------------------------------------------------------------------------------------
                                                         90,484           78,384          180,712          152,380
Commissary, equipment and other expenses:
    Cost of sales                                        77,809           68,419          154,202          130,773
    Salaries and benefits                                 6,967            5,946           13,692           11,556
    Other operating expenses                              7,839            7,331           15,557           14,180
-------------------------------------------------------------------------------------------------------------------
                                                         92,615           81,696          183,451          156,509
General and administrative expenses                      17,004           14,330           34,412           28,425
Advertising litigation expense                              128                -            1,017                -
Pre-opening and other general expenses                      722            1,330              940            2,596
Depreciation and amortization expense                     8,439            5,746           16,662           11,276
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                209,392          181,486          417,194          351,186
-------------------------------------------------------------------------------------------------------------------

Operating income                                         22,143           18,898           41,390           36,549
Other income (expense):
   Investment income                                        592              836              884            1,628
   Interest expense                                      (1,670)               -           (2,474)            (151)
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                               21,065           19,734           39,800           38,026
Income tax expense                                        8,089            7,400           15,283           14,310
-------------------------------------------------------------------------------------------------------------------
Net income                                             $ 12,976          $12,334         $ 24,517         $ 23,716
===================================================================================================================
Basic earnings per share                               $   0.51          $  0.41         $   0.94         $   0.79
===================================================================================================================
Diluted earnings per share                             $   0.51          $  0.40         $   0.93         $   0.76
===================================================================================================================

Basic weighted average shares outstanding                25,276           30,166           26,063           30,066
===================================================================================================================
Diluted weighted average shares outstanding              25,542           31,065           26,323           31,082
===================================================================================================================

Note: Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

SEE ACCOMPANYING NOTES.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                    ACCUMULATED
                                                      ADDITIONAL       OTHER                                           TOTAL
                                           COMMON      PAID-IN     COMPREHENSIVE      RETAINED      TREASURY       STOCKHOLDERS'
(Dollars in thousands)                      STOCK      CAPITAL     INCOME (LOSS)      EARNINGS        STOCK            EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 27, 1998                    $298      $166,209          $  688       $ 87,456    $    (481)          $ 254,170
Comprehensive income:
  Net income                                       -             -               -         23,716            -              23,716
  Unrealized gain on investments,
    net of tax of $33                              -             -             139              -            -                 139
                                                                                                                  -----------------
Comprehensive income                                                                                                        23,855
Exercise of stock options                          5         8,525               -              -            -               8,530
Tax benefit related to exercise of
   non-qualified stock options                     -         2,747               -              -            -               2,747
Deferred tax asset - pooling of interests
   business combination                            -         5,245               -              -            -               5,245
Other                                              -            69               -           (252)           -                (183)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 27, 1999                        $303      $182,795          $  827       $110,920    $    (481)          $ 294,364
===================================================================================================================================
Balance at December 26, 1999                    $305      $189,920          $ (390)      $134,492    $ (32,194)          $ 292,133
Comprehensive income:
  Net income                                       -             -               -         24,517            -              24,517
  Unrealized loss on investments,
    net of tax of $292                             -             -            (502)             -            -                (502)
  Other, net                                                                   362                                             362
                                                                                                                  -----------------
Comprehensive income                                                                                                        24,377
Exercise of stock options                          -           693               -              -            -                 693
Tax benefit related to exercise of
   non-qualified stock options                     -           169               -              -            -                 169
Acquisition of treasury stock
  (4,782,000 shares)                               -             -               -              -     (120,889)           (120,889)
Other                                              -            71               -              -            -                  71
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 25, 2000                        $305      $190,853           $(530)      $159,009    $(153,083)          $ 196,554
===================================================================================================================================

SEE ACCOMPANYING NOTES.

                  PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                                      SIX MONTHS ENDED
(In thousands)                                                                JUNE 25, 2000         JUNE 27, 1999
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net cash provided by operating activities                                       $   42,246           $ 38,873

INVESTING ACTIVITIES
Purchase of property and equipment                                                 (28,517)           (45,833)
Purchase of investments                                                                 -             (16,498)
Proceeds from sale or maturity of investments                                       15,046             21,297
Loans to franchisees                                                                (6,231)            (1,189)
Loan repayments from franchisees                                                     1,238              2,333
Acquisitions                                                                        (6,216)              (825)
Other                                                                                  715                444
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (23,965)           (40,271)

FINANCING ACTIVITIES
Payments on debt                                                                    (5,793)            (9,815)
Proceeds from debt issuance and line of credit facility                            119,000              2,510
Proceeds from exercise of stock options                                                693              8,530
Tax benefit related to exercise of non-qualified
  stock options                                                                        169              2,747
Acquisition of treasury stock                                                     (120,889)                 -
Other                                                                                 (120)                80
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 (6,940)             4,052

Effect of exchange rate changes on cash and cash equivalents                          (173)                 -
--------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                           11,168              2,654
Cash and cash equivalents at beginning of period                                     3,698             33,814
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                      $   14,866           $ 36,468
==============================================================================================================

SEE ACCOMPANYING NOTES.

PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 25, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 25, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John's International, Inc. (referred to as the "Company", "Papa John's" or in the first person notations of "we", "us" and "our") for the year ended December 26, 1999.

2.  NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for the Company beginning in the first quarter of 2001. Due to Papa John's minimal use of derivatives, management believes that the adoption of SFAS 133 will not have a material effect on the Company's financial statements.

3. SEGMENT INFORMATION

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. We have identified three reportable segments: restaurants, commissaries and franchising. Segment information is as follows:

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
(In thousands)                                     JUNE 25, 2000    JUNE 27, 1999      JUNE 25, 2000     JUNE 27, 1999
--------------------------------------------------------------------------------------------------------------------------
                                                                        (NOTE)                                (NOTE)

REVENUES FROM EXTERNAL CUSTOMERS:
        Restaurants                                      $112,753           $ 98,226         $224,006           $192,678
        Commissaries                                       91,965             76,084          181,887            146,088
        Franchising                                        14,187             11,879           27,839             22,767
        All others                                         12,630             14,195           24,852             26,202
--------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES FROM EXTERNAL CUSTOMERS                   $231,535           $200,384         $458,584           $387,735
==========================================================================================================================

INTERSEGMENT REVENUES:
        Commissaries                                     $ 32,995           $ 30,004         $ 63,260           $ 56,860
        Franchising                                            39                 34               79                 68
        All others                                          4,197              3,602            8,197              6,875
--------------------------------------------------------------------------------------------------------------------------
TOTAL INTERSEGMENT REVENUES                              $ 37,231           $ 33,640         $ 71,536           $ 63,803
==========================================================================================================================

INCOME BEFORE INCOME TAXES:
        Restaurants                                      $  3,509             $3,524         $  7,339           $  8,888
        Commissaries                                        8,022              6,091           15,108             10,470
        Franchising                                        12,048             10,298           23,741             19,655
        All others                                          1,026              1,072            2,008              2,059
        Unallocated corporate expenses (A)                 (3,543)            (1,171)          (8,360)            (2,988)
        Elimination of intersegment (profits) losses            3                (80)             (36)               (58)
--------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME BEFORE INCOME TAXES                         $ 21,065           $ 19,734         $ 39,800           $ 38,026
==========================================================================================================================

FIXED ASSETS:
        Restaurants                                      $155,765
        Commissaries                                       62,607
        All others                                          6,862
        Unallocated corporate assets                      101,799
        Accumulated depreciation and amortization         (81,263)

------------------------------------------------------------------
NET FIXED ASSETS                                         $245,770

==================================================================

Note: Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

(A) Includes unallocated corporate expense associated with Perfect Pizza operations of $1.2 million and $2.4 million for the three and six months ended June 25, 2000, respectively. Net interest expense (interest expense less investment income), which is included in unallocated corporate expense, was $1.1 million for the three months ended June 25, 2000 compared to net investment income of $836,000 for the three months ended June 27, 1999. For the six months ended June 25, 2000, net interest expense was $1.6 million compared to net investment income of $1.5 million for the comparable 1999 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTAURANT PROGRESSION

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                             JUNE 25,            JUNE 27,            JUNE 25,           JUNE 27,
                                              2000                 1999                2000               1999
---------------------------------------------------------------------------------------------------------------
PAPA JOHN'S RESTAURANTS:
U.S. COMPANY-OWNED:
Beginning of period                            593                  514               573                  514
Opened                                          11                    6                16                   10
Closed                                          (1)                   -                (1)                  (1)
Sold to franchisees                              -                   (1)               (5)                  (6)
Acquired from franchisees                        2                    -                22                    2
---------------------------------------------------------------------------------------------------------------
End of period                                  605                  519               605                  519
---------------------------------------------------------------------------------------------------------------

INTERNATIONAL COMPANY-OWNED:
Beginning of period                              -                    -                 -                    -
Opened                                           1                    -                 1                    -
---------------------------------------------------------------------------------------------------------------
End of period                                    1                    -                 1                    -
---------------------------------------------------------------------------------------------------------------

U.S. FRANCHISED:
Beginning of period                          1,722                1,435             1,681                1,365
Opened                                          67                   91               129                  160
Closed                                          (3)                  (4)               (9)                  (6)
Sold to Company                                 (2)                    -              (22)                  (2)
Acquired from Company                            -                    1                 5                    6
---------------------------------------------------------------------------------------------------------------
End of period                                1,784                1,523             1,784                1,523
---------------------------------------------------------------------------------------------------------------

INTERNATIONAL FRANCHISED:
Beginning of period                             33                    9                26                    6
Opened                                          13                    6                20                    9
---------------------------------------------------------------------------------------------------------------
End of period                                   46                   15                46                   15
---------------------------------------------------------------------------------------------------------------

Total at end of period                       2,436                2,057             2,436                2,057
===============================================================================================================

PERFECT PIZZA RESTAURANTS:
COMPANY-OWNED:
Beginning of period                             11                    -                12                    -
Closed                                           -                    -                (1)                   -
Acquired from franchisees                        1                    -                 1                    -
---------------------------------------------------------------------------------------------------------------
End of period                                   12                    -                12                    -
---------------------------------------------------------------------------------------------------------------

FRANCHISED:
Beginning of period                            194                    -               194                    -
Opened                                           3                    -                 3                    -
Sold to Company                                 (1)                   -                (1)                   -
---------------------------------------------------------------------------------------------------------------
End of period                                  196                    -               196                    -
---------------------------------------------------------------------------------------------------------------

Total at end of period                         208                    -               208                    -
===============================================================================================================

RESULTS OF OPERATIONS

REVENUES. Total revenues increased 15.5% to $231.5 million for the three months ended June 25, 2000, from $200.4 million for the comparable period in 1999, and 18.3% to $458.6 million for the six months ended June 25, 2000, from $387.7 million for the comparable period in 1999.

Restaurant sales increased 14.8% to $112.8 million for the three months ended June 25, 2000, from $98.2 million for the comparable period in 1999, and 16.3% to $224.0 million for the six months ended June 25, 2000, from $192.7 million for the comparable period in 1999. These increases were primarily due to increases of 14.4% and 14.6% in the number of equivalent Company-owned Papa John's restaurants open during the three and six months ended June 25, 2000, respectively, compared to the corresponding period in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Also, sales increased 2.0% for the three months ended June 25, 2000, over the comparable period in 1999, and 3.0% for the six months ended June 25, 2000, over the comparable period in 1999, for Company-owned Papa John's restaurants open throughout both periods. Sales for the three and six months ended June 25, 2000, for the Company-owned Perfect Pizza restaurants acquired in November 1999, contributed 1.1% and 1.2%, respectively, to the overall increase.

Franchise royalties increased 25.2% to $12.7 million for the three months ended June 25, 2000, from $10.1 million for the comparable period in 1999, and 27.0% to $24.8 million for the six months ended June 25, 2000, from $19.5 million for the comparable period in 1999. These increases were primarily due to increases of 18.6% and 19.7% in the number of equivalent franchised domestic Papa John's restaurants open during the three and six months ended June 25, 2000, compared to the corresponding periods in 1999. Also, sales increased 2.1% for the three months ended June 25, 2000, over the comparable period in 1999, and 2.6% for the six months ended June 25, 2000, over the comparable period in 1999, for franchised Papa John's restaurants open throughout both periods. Royalties for the three and six months ended June 25, 2000, from Perfect Pizza franchised restaurants contributed 7.9% and 8.2%, respectively, to the overall increase.

Franchise and development fees decreased to $1.5 million for the three months ended June 25, 2000, from $1.8 million for the comparable period in 1999, and decreased to $3.0 million for the six months ended June 25, 2000, from $3.2 million for the comparable period in 1999. These decreases were due to fewer franchised restaurant openings in the current year comparable periods.

Commissary sales increased 20.9% to $92.0 million for the three months ended June 25, 2000, from $76.1 million for the comparable period in 1999, and 24.5% to $181.9 million for the six months ended June 25, 2000, from $146.1 million for the comparable period in 1999. These increases were primarily the result of the increases in equivalent franchised restaurants previously noted. Perfect Pizza commissary operations contributed 6.9% and 7.1%, respectively, to the overall increase.

Equipment and other sales decreased 11.0% to $12.6 million for the three months ended June 25, 2000, from $14.2 million for the comparable period in 1999, and 5.2% to $24.9 million for the six months ended June 27, 2000, from $26.2 million for the comparable period in 1999. The decreases primarily relate to lower equipment package sales due to fewer franchised restaurant openings than in the prior year comparable periods as previously noted.

COSTS AND EXPENSES. Total restaurant expenses as a percentage of restaurant sales increased to 80.2% for the three months ended June 25, 2000 compared to 79.8% for the comparable period in 1999 and increased to 80.7% for the six months ended June 25, 2000, from 79.1% for the comparable period in 1999.

Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 24.6% for the three months ended June 25, 2000, from 24.8% for the comparable period in 1999, and increased to 24.8% for the six months ended June 25, 2000, from 24.7% for the comparable period in 1999. The decrease in the percentage cost in the second quarter is primarily due to an increase in sales prices and a decrease in cheese costs, partially offset by an increase in certain other commodity costs. The impact of changes in pricing and commodity costs substantially offset one another for the six month period.

Restaurant salaries and benefits as a percentage of restaurant sales decreased to 27.4% for the three months ended June 25, 2000, from 27.6% for the comparable period in 1999, and increased to 27.6% for the six months ended

June 25, 2000, from 27.2% for the comparable period in 1999. The decrease for the three month period ending June 25, 2000 reflects an increase in average sales prices and labor efficiencies, partially offset by higher wage rates. The increase for the six month period is primarily the result of a reduction in sales prices compared to the corresponding period in 1999. Occupancy costs remained relatively consistent at 4.9% for the three and six months ended
June 25, 2000, as compared to 4.7% and 4.8% for comparable periods in 1999.

Advertising and related costs increased as a percentage of restaurant sales to 9.9% for the three months ended June 25, 2000, from 9.3% for the comparable period in 1999, and increased to 9.7% for the six months ended June 25, 2000, from 9.0% for the comparable period in 1999, as a result of increased marketing activities in response to the competitive environment and sales trends.

Other restaurant operating expenses increased as a percentage of restaurant sales to 13.5% for the three months ended June 25, 2000, from 13.4% for the comparable period in 1999, and increased as a percentage of restaurant sales to 13.6% for the six months ended June 25, 1999, from 13.4% for the comparable period in 1999. These increases were primarily due to an increase in certain recruitment incentives in anticipation of staffing needs related to the 15th Anniversary promotion and in response to increased fuel costs for drivers. Other operating expenses includes an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production, food, equipment purchases and storage to Company-owned restaurants.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, information systems, and printing and promotional items to franchisees and other customers. These costs decreased as a percentage of combined commissary sales and equipment and other sales to 88.5% for the three months ended June 25, 2000, as compared to 90.5% for the same period in 1999, and decreased to 88.7% for the six months ended June 25, 2000, from 90.8% for the same period in 1999.

Cost of sales as a percentage of combined commissary sales and equipment and other sales decreased to 74.4% for the three months ended June 25, 2000, from 75.8% for the comparable period in 1999, and decreased to 74.6% for the six months ended June 25, 2000, from 75.9% for the comparable period in 1999. These decreases were due primarily to certain commissaries reducing commodity costs, beginning in the second half of 1999, by blending flour internally. Previously, the flour blending was outsourced. The commissaries also received a higher margin on cheese during the second quarter 2000 compared to 1999. Additionally, higher relative gross margins for the Perfect Pizza commissary operations contributed 0.5% to the overall cost of sales decrease for both the three and six months ended June 25, 2000, as compared to 1999.

Salaries and benefits remained relatively consistent at 6.7% and 6.6% for the three and six months ended June 25, 2000, as compared to 6.6% and 6.7% for comparable periods in 1999. Other operating expenses decreased to 7.5% for the three and six months ended June 25, 2000, from 8.1% and 8.2% for comparable periods in 1999. These decreases reflect general operating efficiencies and leverage on a higher sales base and higher margins for the Perfect Pizza commissary operations.

General and administrative expenses remained relatively consistent as a percentage of total revenues at 7.3% and 7.2% for the three months ended June 25, 2000 and June 27, 1999, respectively, and 7.5% and 7.3% for the six months ended June 25, 2000, and June 27, 1999, respectively.

Advertising litigation expense represents costs associated with the lawsuit filed against us by Pizza Hut, Inc. claiming that our "Better Ingredients. Better Pizza." slogan is false and deceptive advertising. The $128,000 and $1.0 million in advertising litigation expense for the three and six months ended June 25, 2000, respectively, consists primarily of legal costs and costs related to the potential discontinuation of the use of the "Better Ingredients. Better Pizza" slogan. See "Part II. Other Information - Item 1. Legal Proceedings" for additional information.

Pre-opening and other general expenses decreased to $722,000 for the three months ended June 25, 2000, from $1.3 million for the comparable period in 1999, and decreased to $940,000 for the six months ended June 25, 2000, from $2.6 million for the comparable period in 1999. These decreases are primarily due to fewer restaurant relocations. Additionally, during the first quarter 2000, a $630,000 gain on the divestiture of five restaurants was recognized, compared to a $592,000 loss on the divestiture of five restaurants and one closure in the first quarter 1999.

Depreciation and amortization as a percentage of total revenues increased to 3.6% for the three and six months ended June 25, 2000, from 2.9% for the comparable periods in 1999. These increases were primarily due to depreciation expense associated with the relocation of the Corporate Headquarters to an owned facility and the continued growth of our commissary system in mid - to late 1999, and an increase in amortization expense related to several acquisitions made in late 1999 and early 2000. The most significant of these was the November 29, 1999 acquisition of Perfect Pizza Holdings Limited for $32.3 million, which resulted in $30.9 million of goodwill. Goodwill amortization is $772,000 and $1,563,000 for the three and six months ended June 25, 2000, respectively, as compared to $260,000 and $530,000 for the comparable periods in 1999.

Operating income for the three months ended June 25, 2000 increased 17.2% to $22.1 million compared to $18.9 million for the comparable period in 1999. Operating income for the six months ended June 25, 2000 increased 13.2% to $41.4 million from $36.5 million for the comparable period in 1999.

INVESTMENT INCOME. Investment income decreased to $592,000 for the three months ended June 25, 2000, from $836,000 for the comparable period in 1999, and decreased to $884,000 for the six months ended June 25, 2000, from $1.6 million for the comparable period in 1999. These decreases reflect a decrease in our average investment portfolio balance, partially offset by an increase in the average balance of franchise loans. A significant portion of our investment portfolio was liquidated to fund the repurchase of our common stock.

INTEREST EXPENSE. Interest expense was $1.7 million for the three months ended June 25, 2000, and increased to $2.5 million for the six months ended June 25, 2000, from $151,000 for the comparable period in 1999, due to amounts borrowed to fund the repurchase of our common stock.

INCOME TAX EXPENSE. Income tax expense reflects a combined federal, state and local effective tax rate of 38.4% for the three and six months ended June 25, 2000, compared to 37.5% for the comparable periods in 1999. The effective tax rate in 2000 increased as a result of less tax-exempt investment income from the liquidation of investments to fund the repurchase of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations increased to $42.2 million for the six months ended June 25, 2000, from $38.9 million for the comparable period in 1999, which is primarily due to an increase in net income and depreciation and amortization, partially offset by increased working capital requirements.

We require capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. Additionally, we began a common stock repurchase program in December 1999. Common stock share repurchases of $120.9 million, capital expenditures of $28.5 million, acquisitions of $6.2 million, payments on debt of $5.8 million and loans to franchisees of $6.2 million for the six months ended June 25, 2000, were funded by advances on an unsecured revolving line of credit agreement, cash flow from operations and the liquidation of available investments, cash and cash equivalents.

In addition to restaurant development and potential acquisitions, significant capital projects for the next 12 months are expected to include the expansion and relocation of the Phoenix, Arizona distribution center to a full-service commissary.

The Board of Directors has authorized the repurchase of our common stock up to $225 million. During the first six months of 2000, the Company repurchased 4.8 million shares for $120.9 million at an average price of $25.28. A total of 6.0 million shares have been repurchased for $152.6 million at an average price of $25.25 since the repurchase program started in 1999. Subsequent to June 25, 2000, through August 1, 2000, we acquired an additional $6.3 million of common stock under our share repurchase program, which was funded by our line of credit.

The Company's debt at June 25, 2000 was $121.5 million compared to $6.2 million at December 26, 1999. The increase in debt is due to the common stock repurchase program. EBITDA, excluding the advertising litigation expense, increased 25% to $30.7 million for the three months ended June 25, 2000 compared to $24.6 million for the same period prior year and increased 24% to $59.1 million for the six months ended June 25, 2000 compared to $47.8 million for the corresponding 1999 period.

Capital resources available at June 25, 2000, include $14.9 million of cash and cash equivalents, $5.4 million of investments, and $31 million remaining borrowing capacity under a $150 million, three-year, unsecured revolving line of credit agreement expiring in March 2003. The existing line of credit can be increased an additional $50 million with lender approval. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the next twelve months from these resources and operating cash flows.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 12, 1998, Pizza Hut, Inc. filed suit against us in the United States District Court for the Northern District of Texas, claiming that our "Better Ingredients. Better Pizza." slogan constitutes false and deceptive advertising in violation of the Lanham Trademark Act. The trial began on October 25, 1999. On November 18, 1999, the jury returned a verdict that our "Better Ingredients. Better Pizza." slogan is false and deceptive. On January 3, 2000, the court announced its judgment, awarding Pizza Hut $468,000 in damages and ordering us to cease all use of the "Better Ingredients. Better Pizza." slogan. Under the judge's order, we were to cease using the slogan in print and broadcast advertising by January 24, 2000, phase out printed promotional materials and other items containing the slogan (except signage) by March 3, 2000 and remove the slogan from restaurant signage by April 3, 2000. We have estimated that the pre-tax costs of complying with the court's order and certain related costs could approximate $12.0 to $15.0 million, of which $6.1 million was recorded as pre-tax charges against 1999 earnings. For the three and six months ended June 25, 2000, we incurred $128,000 and $1.0 million, respectively, of pre-tax charges related to this issue. We filed an appeal of the verdict and the court's order and a motion for stay of the court's order pending outcome of the appeal. On January 21, 2000, the United States Court of Appeals for the Fifth Circuit granted a stay of the District Court judgment pending our appeal. Oral arguments related to the appeal were held on April 5, 2000. The outcome of the appeal is unknown at this time. If our appeal is successful, the timing and possibly the amount of costs to be incurred could be favorably impacted.

We are also subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held at 11:00 a.m. on May 24, 2000 at our corporate offices in Louisville, Kentucky.

At the meeting, our stockholders elected three directors to serve until the 2003 annual meeting of stockholders. The vote counts were as follows:

                                             Affirmative         Withheld
                                             ----------------------------
O. Wayne Gaunce                              23,603,382        1,399,249
Jack A. Laughery                             23,603,894        1,398,737
Michael W. Pierce                            21,243,394        3,759,237

Our other directors continue to serve in accordance with their previous elections: until the 2001 annual meeting - Charles W. Schnatter and Richard F. Sherman; and until the 2002 annual meeting - John H. Schnatter, Blaine E. Hurst and Wade S. Oney.

At the meeting, our stockholders also ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2000 by a vote of 24,982,652 affirmative to 15,109 negative and 4,870 abstention votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits

         Exhibit
         Number                Description
         -------               -----------
         11                    Calculation of Earnings per Share

         27                    Financial Data Schedule for the six months ended
                               June 25, 2000, which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

                                      13

         99.1 Cautionary Statements. Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1999 (Commission File No. 0-21660) is incorporated herein by reference.

     b. Current Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarterly period ended June 25, 2000.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt is principally comprised of a $119 million outstanding principal balance on the $150 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR). An increase in interest rate of 100 basis points would increase interest expense approximately $1.2 million annually. The weighted average interest rate on the revolving line of credit was 6.70% as of June 25, 2000. We have entered into a $100 million interest rate collar, which is effective until March 2003. The collar establishes a 6.36% floor and a 9.50% ceiling on the LIBOR base rate on a no-fee basis.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on the Company.

Cheese, representing approximately 40% of our food cost, is subject to seasonal fluctuations, weather, demand and other factors that are beyond our control. We have entered into a purchasing arrangement with a third-party entity formed at the direction of the Franchise Advisory Council for the sole purpose of reducing cheese price volatility. Under this arrangement, we will purchase cheese at a fixed quarterly price, based in part on historical average cheese prices. Gains and losses incurred by the selling entity will be passed to us via adjustments to the selling price over time. Ultimately, we will purchase cheese at a price approximating the actual average market price, but with less short-term volatility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PAPA JOHN'S INTERNATIONAL, INC.
                                             (Registrant)

Date:  August 7, 2000                        /s/ E. Drucilla Milby
      ------------------                     -----------------------------------
                                             E. Drucilla Milby, Senior
                                               Vice President, Chief
                                               Financial Officer  and
                                               Treasurer