Form 10-Q
period 2000-09-24
PAPA JOHNS INTERNATIONAL INC
filed 2000-11-07
CIK 901491

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         COMMISSION FILE NUMBER: 0-21660


                         PAPA JOHN'S INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                              61-1203323
     (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER DENTIFICATION
      INCORPORATION OR ORGANIZATION)                     NUMBER)



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

         At November 2, 2000, there were outstanding 22,942,206 shares of the registrant's common stock, par value $.01 per share.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page No.
                                                                            --------

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets --
                  September 24, 2000 and December 26, 1999                     2

                  Condensed Consolidated Statements of Income  --
                  Three Months and Nine Months Ended September 24,
                  2000 and September 26, 1999                                  3

                  Condensed Consolidated Statements of Stockholders'
                  Equity - Nine Months Ended September 24,
                  2000 and September 26, 1999                                  4

                  Condensed Consolidated Statements of Cash Flows --
                  Nine Months Ended September 24, 2000 and
                  September 26, 1999                                           5

                  Notes to Condensed Consolidated Financial
                  Statements                                                   6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                           13

Item 6.           Exhibits and Reports on Form 8-K                            13

Item 7a.          Quantitative and Qualitative Disclosures about Market
                  Risk                                                        14

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)                                                  SEPTEMBER 24, 2000    DECEMBER 26, 1999
-------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)              (NOTE)
ASSETS
Current assets:
         Cash and cash equivalents                              $          21,698     $          3,698
         Accounts receivable                                               20,067               21,415
         Inventories                                                       11,257               10,637
         Prepaid expenses and other current assets                          6,298                7,378
         Deferred income taxes                                              3,427                2,977
------------------------------------------------------------------------------------------------------
Total current assets                                                       62,747               46,105

Investments                                                                 5,398               22,086
Net property and equipment                                                248,722              227,813
Notes receivable from franchisees                                          15,232               11,743
Intangibles                                                                52,369               47,669
Other assets                                                               16,402               16,635
------------------------------------------------------------------------------------------------------

Total assets                                                    $         400,870     $        372,051
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                       $          21,401     $         24,947
         Accrued expenses                                                  37,565               38,516
         Current portion of debt                                            1,229                5,308
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                  60,195               68,771

Unearned franchise and development fees                                     6,912                6,222
Long-term debt, net of current portion                                    153,210                  925
Deferred income taxes                                                       3,890                2,109
Other long-term liabilities                                                 2,520                1,891
Common equity put options                                                   5,616                    -

Stockholders' equity:
         Preferred stock                                                        -                    -
         Common stock                                                         306                  305
         Additional paid-in capital                                       191,112              189,920
         Accumulated other comprehensive loss                                (639)                (390)
         Retained earnings                                                170,470              134,492
         Treasury stock                                                  (192,722)             (32,194)
-------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                168,527              292,133
-------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                      $         400,870     $        372,051
=======================================================================================================

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

SEE ACCOMPANYING NOTES.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
(In thousands, except per share amounts)        SEPT. 24, 2000   SEPT. 26, 1999   SEPT. 24, 2000   SEPT. 26, 1999
-----------------------------------------------------------------------------------------------------------------
REVENUES:
    Restaurant sales                             $      109,607   $       96,538   $      333,613   $      289,216
    Franchise royalties                                  12,485           10,261           37,283           29,783
    Franchise and development fees                        1,423            1,775            4,464            5,020
    Commissary sales                                     88,306           81,002          270,193          227,090
    Equipment and other sales                            12,982           12,504           37,834           38,706
------------------------------------------------------------------------------------------------------------------
Total revenues                                          224,803          202,080          683,387          589,815

COSTS AND EXPENSES:
Restaurant expenses:
    Cost of sales                                        26,668           26,449           82,268           74,031
    Salaries and benefits                                30,905           25,746           92,629           78,150
    Advertising and related costs                         9,081            7,972           30,913           25,245
    Occupancy costs                                       6,094            5,127           17,107           14,377
    Other operating expenses                             15,988           12,994           46,531           38,865
------------------------------------------------------------------------------------------------------------------
                                                         88,736           78,288          269,448          230,668
Commissary, equipment and other expenses:
    Cost of sales                                        75,503           72,066          229,705          202,839
    Salaries and benefits                                 7,029            6,135           20,721           17,691
    Other operating expenses                              7,901            6,659           23,458           20,839
------------------------------------------------------------------------------------------------------------------
                                                         90,433           84,860          273,884          241,369
General and administrative expenses                      17,202           12,446           51,614           40,871
Advertising litigation expense                                -            1,322            1,017            1,322
Pre-opening and other general expenses
(income)                                                   (477)             (43)             463            2,552
Depreciation and amortization expense                     8,727            6,252           25,389           17,529
------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                204,621          183,125          621,815          534,311
------------------------------------------------------------------------------------------------------------------

Operating income                                         20,182           18,955           61,572           55,504
Other income (expense):
   Investment income                                        685              831            1,569            2,459
   Interest expense                                      (2,380)               -           (4,854)            (151)
------------------------------------------------------------------------------------------------------------------

Income before income taxes                               18,487           19,786           58,287           57,812
Income tax expense                                        7,026            7,420           22,309           21,729
------------------------------------------------------------------------------------------------------------------
Net income                                        $      11,461   $       12,366   $       35,978   $       36,083
==================================================================================================================
Basic earnings per share                          $        0.48   $         0.41   $         1.42   $         1.20
==================================================================================================================
Diluted earnings per share                        $        0.48    $        0.40   $         1.41   $         1.16
==================================================================================================================

Basic weighted average shares outstanding                23,866           30,335           25,331           30,156
==================================================================================================================
Diluted weighted average shares outstanding              24,005           31,228           25,550           31,131
==================================================================================================================

Note: Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

SEE ACCOMPANYING NOTES.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                        ACCUMULATED
                                                       ADDITIONAL          OTHER                                         TOTAL
                                          COMMON        PAID-IN        COMPREHENSIVE      RETAINED      TREASURY     STOCKHOLDERS'
(Dollars in thousands)                     STOCK        CAPITAL        INCOME (LOSS)      EARNINGS        STOCK          EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 27, 1998               $  298       $ 166,209         $      688       $ 87,456     $    (481)     $ 254,170
Comprehensive income:
  Net income                                    -               -                  -         36,083             -         36,083
  Unrealized gain on investments,
    net of tax of $88                           -               -                193              -             -            193
  Other, net                                    -               -               (227)             -             -           (227)
                                                                                                                      ----------
Comprehensive income                                                                                                      36,049
Exercise of stock options                       6          12,524                  -              -             -         12,530
Tax benefit related to exercise of
   non-qualified stock options                  -           3,440                  -              -             -          3,440
Deferred tax asset - pooling of interests
   business combination                         -           5,245                  -              -             -          5,245
Other                                           -              69                  -           (250)            -           (181)
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 26, 1999              $  304       $ 187,487         $      654      $ 123,289     $    (481)    $  311,253
=================================================================================================================================
Balance at December 26, 1999               $  305       $ 189,920         $     (390)     $ 134,492     $ (32,194)    $  292,133
Comprehensive income:
  Net income                                    -               -                  -         35,978             -         35,978
  Unrealized loss on investments,
    net of tax of $295                          -               -               (481)             -             -           (481)
  Other, net                                    -               -                232              -             -            232
                                                                                                                         --------
Comprehensive income                                                                                                      35,729
Exercise of stock options                       1             901                  -              -             -            902
Tax benefit related to exercise of
   non-qualified stock options                  -             200                  -              -             -            200
Acquisition of treasury stock
  (6,327,000 shares)                            -               -                  -              -      (155,468)      (155,468)
Common equity put options                       -               -                  -              -        (5,060)        (5,060)
Other                                           -              91                  -              -             -             91
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 24, 2000              $  306       $ 191,112         $     (639)     $ 170,470     $(192,722)    $  168,527
=================================================================================================================================

Note: Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

SEE ACCOMPANYING NOTES.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED
(In thousands)                                                               SEPTEMBER 24, 2000     SEPTEMBER 26, 1999
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net cash provided by operating activities                                    $     60,460           $     66,805

INVESTING ACTIVITIES
Purchase of property and equipment                                                (40,559)               (63,302)
Purchase of investments                                                                 -                (22,165)
Proceeds from sale or maturity of investments                                      15,070                 29,703
Loans to franchisees                                                               (9,368)                (5,236)
Loan repayments from franchisees                                                    6,372                  2,752
Acquisitions                                                                       (6,534)                (2,397)
Other                                                                                 839                    262
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (34,180)               (60,383)

FINANCING ACTIVITIES
Payments on debt                                                                   (6,366)                (9,815)
Net proceeds from debt issuance and line of credit facility                       152,500                  2,510
Proceeds from exercise of stock options                                               902                 12,530
Acquisition of treasury stock                                                    (155,468)                     -
Other                                                                                 470                     68
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                (7,962)                 5,293

Effect of exchange rate changes on cash and cash equivalents                         (318)                     -
-------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                          18,000                 11,715
Cash and cash equivalents at beginning of period                                    3,698                 33,814
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                   $     21,698           $     45,529
=========================================================================================================================

Note: Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

SEE ACCOMPANYING NOTES.

PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 24, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 24, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John's International, Inc. (referred to as the "Company", "Papa John's" or in the first person notations of "we", "us" and "our") for the year ended December 26, 1999.

2.  NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by two subsequent statements. The new requirements are effective for the Company beginning in the first quarter of 2001. Due to Papa John's minimal use of derivatives, management believes that the adoption of SFAS 133 will not have a material effect on the Company's financial statements.

3. COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:


                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
(In thousands)                               SEPT. 24, 2000    SEPT. 26, 1999    SEPT. 24, 2000    SEPT. 26, 1999
-----------------------------------------------------------------------------------------------------------------
Net income                                   $       11,461        $   12,366     $     35,978        $   36,083
Unrealized gain (loss) on investments,
  net of tax                                             21                54             (481)              193
Other, net                                             (130)             (227)             232              (227)
-----------------------------------------------------------------------------------------------------------------
Comprehensive income                         $       11,352        $   12,193     $     35,729        $   36,049
==================================================================================================================


4.  COMMON EQUITY PUT OPTIONS

At September 24, 2000, 250,000 common equity put options were outstanding, all of which were sold in the third quarter 2000. The options expire at various dates through March 2001 and have exercise prices between $21.99 and $22.92. The $5.6 million total exercise price of the options outstanding was classified in common equity put options at September 24, 2000, and the related offset was recorded in treasury stock, net of premiums received.

5.  SEGMENT INFORMATION

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. We have identified three reportable segments: restaurants, commissaries and franchising. Segment information is as follows:



                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
(In thousands)                                    SEPT. 24, 2000    SEPT. 26, 1999    SEPT. 24, 2000    SEPT. 26, 1999
----------------------------------------------------------------------------------------------------------------------
                                                                         (NOTE)                              (NOTE)
REVENUES FROM EXTERNAL CUSTOMERS:
        Restaurants                                $     109,607       $     96,538      $   333,613       $    289,216
        Commissaries                                      88,306             81,002          270,193            227,090
        Franchising                                       13,908             12,036           41,747             34,803
        All others                                        12,982             12,504           37,834             38,706
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES FROM EXTERNAL CUSTOMERS             $     224,803       $    202,080      $   683,387       $    589,815
=======================================================================================================================

INTERSEGMENT REVENUES:
        Commissaries                               $      31,378       $     30,490      $    94,638       $     87,350
        Franchising                                           39                 34              118                102
        All others                                         3,949              3,644           12,146             10,519
------------------------------------------------------------------------------------------------------------------------
TOTAL INTERSEGMENT REVENUES                        $      35,366       $     34,168      $   106,902       $     97,971
========================================================================================================================

INCOME BEFORE INCOME TAXES:
        Restaurants                                $       3,338       $      3,022      $    10,677       $     11,910
        Commissaries                                       6,242              5,527           21,350             15,997
        Franchising                                       11,832             10,350           35,573             30,005
        All others                                         1,773              1,014            3,781              3,073
        Unallocated corporate expenses (A)                (4,715)               (70)         (13,075)            (3,058)
        Elimination of intersegment (profits)
        losses                                                17                (57)             (19)              (115)
------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME BEFORE INCOME TAXES                   $      18,487       $     19,786       $   58,287       $     57,812
========================================================================================================================

FIXED ASSETS:
        Restaurants                                $     159,127
        Commissaries                                      64,044
        All others                                         6,902
        Unallocated corporate assets                     106,159
        Accumulated depreciation and amortization        (87,510)
-----------------------------------------------------------------
NET FIXED ASSETS                                   $     248,722
=================================================================

Note: Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

(A) Includes unallocated corporate expense associated with Perfect Pizza operations of $1.1 million and $3.4 million for the three and nine months ended September 24, 2000, respectively. Net interest expense (interest expense less investment income), which is included in unallocated corporate expense, was $1.7 million for the three months ended September 24, 2000 compared to net investment income of $831,000 for the three months ended September 26, 1999. For the nine months ended September 24, 2000, net interest expense was $3.3 million compared to net investment income of $2.3 million for the comparable 1999 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTAURANT PROGRESSION


                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                  SEPTEMBER 24,        SEPTEMBER 26,      SEPTEMBER 24,       SEPTEMBER 26,
                                      2000                1999                2000               1999
---------------------------------------------------------------------------------------------------------------
PAPA JOHN'S RESTAURANTS:
U.S. COMPANY-OWNED:
Beginning of period                            605                  519               573                  514
Opened                                          13                    9                29                   19
Closed                                          (1)                   -                (2)                  (1)
Sold to franchisees                             (2)                   -                (7)                  (6)
Acquired from franchisees                        1                   20                23                   22
---------------------------------------------------------------------------------------------------------------
End of period                                  616                  548               616                  548
---------------------------------------------------------------------------------------------------------------
INTERNATIONAL COMPANY-OWNED:
Beginning of period                              1                    -                 -                    -
Opened                                           -                    -                 1                    -
Converted (A)                                    5                    -                 5                    -
---------------------------------------------------------------------------------------------------------------
End of period                                    6                    -                 6                    -
---------------------------------------------------------------------------------------------------------------
U.S. FRANCHISED:
Beginning of period                          1,784                1,523             1,681                1,365
Opened                                          56                   88               185                  248
Closed                                         (10)                  (2)              (19)                  (8)
Sold to Company                                 (1)                 (20)              (23)                 (22)
Acquired from Company                            2                    -                 7                    6
---------------------------------------------------------------------------------------------------------------
End of period                                1,831                1,589             1,831                1,589
---------------------------------------------------------------------------------------------------------------
INTERNATIONAL FRANCHISED:
Beginning of period                             46                   15                26                    6
Opened                                          10                    7                30                   16
---------------------------------------------------------------------------------------------------------------
End of period                                   56                   22                56                   22
---------------------------------------------------------------------------------------------------------------
Total at end of period                       2,509                2,159             2,509                2,159
===============================================================================================================

PERFECT PIZZA RESTAURANTS:
COMPANY-OWNED:
Beginning of period                             12                    -                12                    -
Closed                                           -                    -                (1)                   -
Converted (A)                                   (5)                                    (5)
Acquired from franchisees                        -                    -                 1                    -
---------------------------------------------------------------------------------------------------------------
End of period                                    7                    -                 7                    -
---------------------------------------------------------------------------------------------------------------
FRANCHISED:
Beginning of period                            196                    -               194                    -
Opened                                           2                    -                 5                    -
Closed                                          (2)                                    (2)
Sold to Company                                  -                    -                (1)                   -
---------------------------------------------------------------------------------------------------------------
End of period                                  196                    -               196                    -
---------------------------------------------------------------------------------------------------------------
Total at end of period                         203                    -               203                    -
===============================================================================================================

(A) Represents Perfect Pizza restaurants converted to Papa John's restaurants during the period.

RESULTS OF OPERATIONS

REVENUES. Total revenues increased 11.2% to $224.8 million for the three months ended September 24, 2000, from $202.1 million for the comparable period in 1999, and 15.9% to $683.4 million for the nine months ended September 24, 2000, from $589.8 million for the comparable period in 1999.

Restaurant sales increased 13.5% to $109.6 million for the three months ended September 24, 2000, from $96.5 million for the comparable period in 1999, and 15.4% to $333.6 million for the nine months ended September 24, 2000, from $289.2 million for the comparable period in 1999. These increases were primarily due to increases of 13.2% and 14.1% in the number of equivalent Company-owned Papa John's restaurants open during the three and nine months ended September 24, 2000, respectively, compared to the corresponding period in the prior year. "Equivalent restaurants" represent the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Also, sales increased 2.2% for the three months ended September 24, 2000, over the comparable period in 1999, and 2.7% for the nine months ended September 24, 2000, over the comparable period in 1999, for Company-owned Papa John's restaurants open throughout both periods. Sales for the three and nine months ended September 24, 2000, for the Perfect Pizza Holdings Limited ("Perfect Pizza") restaurants acquired in November 1999, contributed 1.1% and 1.2%, respectively, to the overall increase.

Franchise royalties increased 21.7% to $12.5 million for the three months ended September 24, 2000, from $10.3 million for the comparable period in 1999, and 25.2% to $37.3 million for the nine months ended September 24, 2000, from $29.8 million for the comparable period in 1999. These increases were primarily due to increases of 16.6% and 18.6% in the number of equivalent franchised domestic Papa John's restaurants open during the three and nine months ended September 24, 2000, compared to the corresponding periods in 1999. Comparable sales for Papa John's franchised restaurants for the three months ended September 24, 2000 were the same as compared to the corresponding 1999 period. For the nine month period ending September 24, 2000, franchised restaurant sales increased 2.0% over the comparable period in 1999. Perfect Pizza franchise royalties contributed 7.6% and 8.0% to the overall increase for the three and nine months ended September 24, 2000, respectively.

Franchise and development fees decreased to $1.4 million for the three months ended September 24, 2000, from $1.8 million for the comparable period in 1999, and decreased to $4.5 million for the nine months ended September 24, 2000, from $5.0 million for the comparable period in 1999. These decreases were due to fewer franchised restaurant openings in the current year comparable periods.

Commissary sales increased 9.0% to $88.3 million for the three months ended September 24, 2000, from $81.0 million for the comparable period in 1999, and 19.0% to $270.2 million for the nine months ended September 24, 2000, from $227.1 million for the comparable period in 1999. These increases were primarily the result of the Perfect Pizza commissary operations, which contributed 6.3% and 6.9%, respectively, to the overall increase, as well as an increase in the number of equivalent franchise restaurants, partially offset by lower cheese sales prices.

Equipment and other sales were $13.0 million for the three months ended September 24, 2000, compared to $12.5 million in 1999, and $37.8 million for the nine months ended September 24, 2000, compared to $38.7 million for the comparable period in 1999.

COSTS AND EXPENSES. Total restaurant expenses as a percentage of restaurant sales were 81.0% for the three months ended September 24, 2000 compared to 81.1% for the comparable period in 1999 and increased to 80.8% for the nine months ended September 24, 2000, from 79.8% for the comparable period in 1999.

Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 24.3% for the three months ended September 24, 2000, from 27.4% for the comparable period in 1999, and decreased to 24.7% for the nine months ended September 24, 2000, from 25.6% for the comparable period in 1999. The decrease in the percentage cost for the three and nine months ended September 24, 2000 over the prior comparable periods is primarily due to a decrease in cheese costs, partially offset by an increase in certain other commodity costs.

Restaurant salaries and benefits as a percentage of restaurant sales increased to 28.2% for the three months ended September 24, 2000, from 26.7% for the comparable period in 1999, and increased to 27.8% for the nine months ended September 24, 2000, from 27.0% for the comparable period in 1999. The increase for the three and nine months ended September 24, 2000 over the prior comparable periods reflects higher wage rates in response to increasing labor cost pressures. Occupancy costs were 5.6% and 5.1% for the three and nine months ended September 24, 2000, respectively, as compared to 5.3% and 5.0% for the comparable periods in 1999.

Restaurant advertising and related costs as a percentage of restaurant sales were 8.3% for the three months ended September 24, 2000 and September 26, 1999, and increased to 9.3% for the nine months ended September 24, 2000, from 8.7% for the comparable period in 1999, as a result of increased marketing activities in response to the competitive environment and sales trends.

Other restaurant operating expenses increased as a percentage of restaurant sales to 14.6% for the three months ended September 24, 2000, from 13.5% for the comparable period in 1999, and increased as a percentage of restaurant sales to 13.9% for the nine months ended September 24, 1999, from 13.4% for the comparable period in 1999. These increases were primarily due to an increase in recruitment incentives for staffing and sponsorship fees related to non-traditional restaurants. Other operating expenses includes an allocation of commissary operating expenses equal to 3% of Company-owned restaurant sales in order to assess a portion of the costs of dough production, food, equipment purchases and storage to Company-owned restaurants.

Commissary, equipment and other expenses include cost of sales and operating expenses associated with sales of food, paper, equipment, information systems, and printing and promotional items to franchisees and other customers. These costs decreased as a percentage of combined commissary sales and equipment and other sales to 89.3% for the three months ended September 24, 2000, as compared to 90.8% for the same period in 1999, and decreased to 88.9% for the nine months ended September 24, 2000, from 90.8% for the same period in 1999.

Cost of sales as a percentage of combined commissary sales and equipment and other sales decreased to 74.5% for the three months ended September 24, 2000, from 77.1% for the comparable period in 1999, and decreased to 74.6% for the nine months ended September 24, 2000, from 76.3% for the comparable period in 1999. These decreases were primarily due to certain commissaries reducing commodity costs, beginning in late 1999, by blending flour internally. Previously, the flour blending was outsourced. The commissaries also received a higher margin on cheese during the third quarter 2000 compared to 1999. Additionally, higher relative gross margins for the Perfect Pizza commissary operations contributed 0.5% to the overall cost of sales decrease for the three months ended September 24, 2000, and 0.4% for the nine months ended September 24, 2000 as compared to 1999.

Salaries and benefits as a percentage of combined commissary sales and equipment and other sales were 6.9% and 6.7% for the three and nine months ended September 24, 2000, as compared to 6.6% and 6.7% for comparable periods in 1999. The increase for the three months was primarily due to lower sales prices charged by the commissaries due to declining cheese prices. Other operating expenses were 7.8% and 7.6% for the three and nine months ended September 24, 2000, respectively, compared to 7.1% and 7.8% for the same periods in 1999. The increase for the three months is due to higher delivery costs, which reflect increased fuel costs as well as lower sales prices charged by the commissaries due to declining cheese prices. The decrease for the nine months is due to general operating efficiencies and higher margins for the Perfect Pizza commissary operations, partially offset by increased delivery costs.

General and administrative expenses as a percentage of total revenues were 7.7% and 6.2% for the three months ended September 24, 2000 and September 26, 1999, respectively, and 7.6% and 6.9% for the nine months ended September 24, 2000, and September 26, 1999, respectively. The increase reflects additional support services due to expanded operations as well as the addition of Perfect Pizza. Perfect Pizza contributed 0.3% to the increase for both the three and nine months ended September 24, 2000.

Advertising litigation expense represents costs associated with the lawsuit filed against us by Pizza Hut, Inc. claiming that our "Better Ingredients. Better Pizza." slogan is false and deceptive advertising. Advertising litigation expense was $1.0 million for the nine months ended September 24, 2000, compared to $1.3 million for the three and nine months ended September 26, 1999. These costs consist primarily of legal costs. See "Part II. Other Information - Item
1. Legal Proceedings" for an update on the lawsuit.

Pre-opening and other general expenses (income) was ($477,000) for the three months ended September 24, 2000, compared to ($43,000) for the comparable period in 1999, and $463,000 for the nine months ended September 24, 2000, compared to $2.6 million for the comparable period in 1999. The increase in income for the three months ended is primarily due to the recognition of a $672,000 gain on the divestiture of two restaurants and the dissolution of a joint venture arrangement. The decrease in expense for the nine months ended is due to fewer restaurant relocations in 2000 and the recognition of a $1.3 million gain on the divestiture of seven restaurants and the dissolution of a joint venture arrangement compared to a $592,000 loss on the divestiture of five restaurants and one closure in the prior comparable period.

Depreciation and amortization as a percentage of total revenues increased to 3.9% and 3.7% for the three and nine months ended September 24, 2000, respectively, from 3.1% and 3.0% for the comparable periods in 1999. These increases were primarily due to depreciation expense associated with the relocation of the Company's corporate headquarters to an owned facility and the continued growth of our commissary system in mid-to-late 1999, and an increase in amortization expense related to several acquisitions made in late 1999 and early 2000. The most significant of these was the acquisition of Perfect Pizza for $32.3 million, which resulted in $30.9 million of goodwill. Total goodwill amortization is $776,000 and $2.3 million for the three and nine months ended September 24, 2000, respectively, as compared to $275,000 and $806,000 for the comparable periods in 1999.

Operating income for the three months ended September 24, 2000 increased 6.5% to $20.2 million compared to $19.0 million for the comparable period in 1999. Operating income for the nine months ended September 24, 2000 increased 10.9% to $61.6 million from $55.5 million for the comparable period in 1999.

INVESTMENT INCOME. Investment income decreased to $685,000 for the three months ended September 24, 2000, from $831,000 for the comparable period in 1999, and decreased to $1.6 million for the nine months ended September 24, 2000, from $2.5 million for the comparable period in 1999. These decreases reflect a decrease in our average investment portfolio balance, partially offset by an increase in the average balance of franchise loans. A significant portion of our investment portfolio was liquidated to fund the repurchase of our common stock.

INTEREST EXPENSE. Interest expense was $2.4 million for the three months ended September 24, 2000 (none in 1999), and increased to $4.9 million for the nine months ended September 24, 2000, from $151,000 for the comparable period in 1999, due to amounts borrowed to fund the repurchase of our common stock.

INCOME TAX EXPENSE. Income tax expense reflects a combined federal, state and local effective tax rate of 38.0% and 38.3% for the three and nine months ended September 24, 2000, respectively, compared to 37.5% and 37.6% for the comparable periods in 1999. The effective tax rate in 2000 increased as a result of less tax-exempt investment income due to the liquidation of investments to fund the repurchase of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations decreased to $60.5 million for the nine months ended September 24, 2000, from $66.8 million for the comparable period in 1999 primarily due to an increase in working capital requirements and a decrease in tax benefits related to the exercise of non-qualified stock options.

We require capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. Additionally, we began a common stock repurchase program in December 1999. Common stock share repurchases of $155.5 million, capital expenditures of $40.6 million, acquisitions of $6.5 million, payments on debt of $6.4 million and net loans to franchisees of $3.0 million for the nine months ended September 24, 2000, were funded by advances on an unsecured revolving line of credit agreement, cash flow from operations and the liquidation of available investments, cash and cash equivalents.

The Board of Directors has authorized the repurchase of up to $225.0 million of our common stock through December 31, 2000. During the first nine months of 2000, the Company repurchased 6.3 million shares for $155.5 million at an average price of $24.57 per share. A total of 7.6 million shares have been repurchased for $187.2 million at an average price of $24.66 per share since the repurchase program started in 1999. As of November 2, 2000, there had been no repurchases subsequent to September 24, 2000.

The Company's debt at September 24, 2000 was $154.4 million compared to $6.2 million at December 26, 1999. The increase in debt is due to the common stock repurchase program. The debt balance decreased to $139.5 million at November 2, 2000 due to repayments from cash on hand at September 24, 2000. EBITDA, excluding advertising litigation expense, increased 9.0% to $28.9 million for the three months ended September 24, 2000, compared to $26.5 million for the same period in prior year and increased 18.3% to $88.0 million for the nine months ended September 24, 2000, compared to $74.4 million for the corresponding 1999 period.

Capital resources available at September 24, 2000, include $21.7 million of cash and cash equivalents and $5.4 million of investments. Effective October 30, 2000, a $150.0 million, three-year unsecured line of credit agreement expiring in March 2003 was increased to $200.0 million. During the third quarter 2000, we obtained a "bridge loan" from PNC Bank, which allowed us to borrow up to $20.0 million. The bridge loan was terminated with the line of credit increase to $200.0 million. At November 2, 2000, we had approximately $60.5 million remaining borrowing capacity under the expanded line of credit facility.

FORWARD LOOKING STATEMENTS

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward looking. Certain factors could cause actual results to differ materially from those expressed in forward looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location and food quality; an increase in food cost due to seasonal fluctuations, weather or demand; changes in consumer tastes or demographic trends; litigation; changes in federal or state laws, such as increases in minimum wage; and risks inherent to international development, including operational or market risks associated with the planned conversion of Perfect Pizza restaurants to Papa John's in the United Kingdom. See "Part I. Item 1. - Business Section - Forward Looking Statements" of the Form 10-K for the fiscal year ended December 26, 1999 for additional factors.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 12, 1998, Pizza Hut, Inc. filed suit against us in the United States District Court for the Northern District of Texas, claiming that our "Better Ingredients. Better Pizza." slogan constituted false and deceptive advertising in violation of the Lanham Trademark Act. On November 18, 1999, the jury returned a verdict that our "Better Ingredients. Better Pizza." slogan was false and deceptive. On January 3, 2000, the court announced its judgment, awarding Pizza Hut $468,000 in damages and ordering us to cease all use of the "Better Ingredients. Better Pizza." slogan. Under the judge's order, we were to cease using the slogan in print and broadcast advertising, phase out printed promotional materials and other items containing the slogan and remove the slogan from restaurant signage, all according to deadlines specified by the court. We initially estimated that the pre-tax costs of complying with the court's order and certain related costs could have approximated $12.0 to $15.0 million, of which $6.1 million was recorded as pre-tax charges against 1999 earnings. For the nine months ended September 24, 2000, we incurred $1.0 million of pre-tax charges related to this issue. We filed an appeal of the verdict and the court's order and a motion for stay of the court's order pending outcome of the appeal. On January 21, 2000, the United States Court of Appeals for the Fifth Circuit granted a stay of the District Court judgment pending our appeal. Oral arguments related to the appeal were held on April 5, 2000.

On September 19, 2000, the Fifth Circuit vacated the District Court's judgment in its entirety and remanded the case to the District Court for entry of judgment in favor of Papa John's. Pizza Hut has until December 18, 2000 to file a petition for writ of certiorari with the United States Supreme Court. We cannot predict, if the petition is filed, whether the Supreme Court will accept the case for hearing or, in the event it is accepted, what the outcome of any such hearing will be.

We are also subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits

         Exhibit
         Number                 Description
         ------                 -----------
         10.1                   Second Amendment to Credit Agreement by and
                                among Papa John's International, Inc. and The
                                Guarantors Party Hereto and the Banks Party
                                Hereto and Bank One, Indiana, NA, as Syndication
                                Agent and PNC Bank, National Association, as
                                Lead Arranger and Administrative Agent and dated as of October 30, 2000.

         11                     Calculation of Earnings per Share

         27 Financial Data Schedule for the nine months ended September 24, 2000, which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

         99.1 Cautionary Statements. Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1999 (Commission File No. 0-21660) is incorporated herein by reference.

     b.  Current Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarterly period ended September 24, 2000.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt at September 24, 2000 is principally comprised of a $152.5 million outstanding principal balance on the $150.0 million unsecured revolving line of credit and $20.0 million bridge loan. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR). An increase in interest rate of 100 basis points would increase interest expense approximately $1.5 million annually. The weighted average interest rate on the revolving line of credit was 7.25% as of September 24, 2000. We have entered into a $100.0 million interest rate collar, which is effective until March 2003. The collar establishes a 6.36% floor and a 9.50% ceiling on the LIBOR base rate on a no-fee basis.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on the Company.

Cheese, representing approximately 35-40% of our food cost, is subject to seasonal fluctuations, weather, demand and other factors that are beyond our control. We have entered into a purchasing arrangement with a third-party entity formed at the direction of the Franchise Advisory Council for the sole purpose of reducing cheese price volatility. Under this arrangement, we are able to purchase cheese at a fixed quarterly price, based in part on historical average cheese prices. Gains and losses incurred by the selling entity will be used as a factor in determining adjustments to the selling price over time. Ultimately, we will purchase cheese at a price approximating the actual average market price, but with less short-term volatility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PAPA JOHN'S INTERNATIONAL, INC.
                                      (Registrant)



Date:  November 7, 2000               /s/ E. Drucilla Milby
      --------------------            -----------------------------------------
                                      E. Drucilla Milby, Senior Vice President,
                                      Chief Financial Officer and Treasurer