Form 10-Q
period 2001-04-01
PAPA JOHNS INTERNATIONAL INC
filed 2001-05-15
CIK 901491

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

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



                            2002 PAPA JOHNS BOULEVARD
                         LOUISVILLE, KENTUCKY 40299-2334
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (502) 261-7272
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

------------------------------------------------------------------------------

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

            At May 9, 2001, there were outstanding 22,442,808 shares of the registrant's common stock, par value $.01 per share.

                                      INDEX

PART I.     FINANCIAL INFORMATION                     PAGE NO.
                                                      --------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets -
            April 1, 2001 and December 31, 2000           2

            Condensed Consolidated Statements of
            Income - Three Months Ended April 1,
            2001 and March 26, 2000                       3

            Condensed Consolidated Statements of
            Stockholders' Equity - Three Months
            Ended

            April 1, 2001 and March 26, 2000              4

            Condensed Consolidated Statements of Cash
            Flows - Three Months Ended April 1, 2001
            and March 26, 2000                            5

            Notes to Condensed Consolidated Financial
            Statements                                    6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of

            Operations                                    9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                            13

Item 6.     Exhibits and Reports on Form 8-K             13

Item 7A.    Quantitative and Qualitative Disclosures
            about Market Risk                            13

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                                 APRIL 1, 2001     DECEMBER 31, 2000
----------------------------------------------------------------------------------
                                                (UNAUDITED)          (NOTE)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                  $  8,372            $  6,141
      Investments                                       -               5,745
      Accounts receivable                          24,682              23,064
      Inventories                                  17,037              18,321
      Prepaid expenses and other current
      assets                                        9,226               7,422
      Deferred income taxes                         4,972               4,822
------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                               64,289              65,515

Net property and equipment                        247,042             245,874
Notes receivable from franchisees                  18,527              16,675
Intangibles                                        48,608              49,394
Other assets                                       16,421              16,527
Deferred Income taxes                               2,181               1,673
------------------------------------------------------------------------------
TOTAL ASSETS                                    $ 397,068            $395,658
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                          $  19,898            $ 23,586
      Accrued expenses                             52,723              45,266
      Current portion of debt                         569                 897
------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                          73,190              69,749

Unearned franchise and development fees             4,440               6,033
Long-term debt, net of current portion            144,485             145,710
Other long-term liabilities                         8,470               7,845

STOCKHOLDERS' EQUITY:
      Preferred stock                                   -                   -
      Common stock                                    308                 307
      Additional paid-in capital                  193,964             193,029
      Accumulated other comprehensive loss         (2,460)               (277)
      Retained earnings                           179,069             166,316
      Treasury stock                             (204,398)           (193,054)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                        166,483             166,321
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 397,068           $ 395,658
================================================================================

Note: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

SEE ACCOMPANYING NOTES.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
(In thousands, except per share amounts)          APRIL 1, 2001    MARCH 26, 2000
---------------------------------------------------------------------------------
 DOMESTIC REVENUES:
   Restaurant sales                                 $117,357         $110,155
   Franchise royalties                                13,109           11,122
   Franchise and development fees                        810            1,351
   Commissary sales                                   95,385           84,788
   Equipment and other sales                          14,063           12,222
 INTERNATIONAL REVENUES:
   Royalties and franchise and development fees        1,349            1,179
   Restaurant and commissary sales                     5,933            6,232
------------------------------------------------------------------------------
TOTAL REVENUES                                       248,006          227,049
COSTS AND EXPENSES:
Domestic restaurant expenses:
   Cost of sales                                      27,677           27,474
   Salaries and benefits                              35,118           30,517
   Advertising and related costs                       9,484           10,585
   Occupancy costs                                     6,347            5,411
   Other operating expenses                           16,594           15,083
------------------------------------------------------------------------------
                                                      95,220           89,070
Domestic commissary, equipment and other expenses:
   Cost of sales                                      79,426           73,021
   Salaries and benefits                               7,883            6,481
   Other operating expenses                            9,787            7,345
------------------------------------------------------------------------------
                                                      97,096           86,847
International operating expenses                       5,251            5,147
General and administrative expenses                   19,327           17,408
Special charge                                             -              889
Pre-opening and other general expenses                   133              218
Depreciation and amortization                          8,527            8,223
------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                             225,554          207,802
------------------------------------------------------------------------------
OPERATING INCOME                                      22,452           19,247
Other income (expense):
   Investment-income                                     583              292
   Interest expense                                   (2,551)            (804)
------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                            20,484           18,735
Income tax expense                                     7,731            7,194
------------------------------------------------------------------------------
NET INCOME                                          $ 12,753         $ 11,541
==============================================================================

Basic earnings per common share                     $    .56         $    .43
==============================================================================
Earnings per common share - assuming dilution       $    .56         $    .43
==============================================================================

Basic weighted average shares outstanding             22,807           26,851
==============================================================================
Diluted weighted average shares oustanding            22,901           27,104
==============================================================================

Note: Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

SEE ACCOMPANYING NOTES.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                            ACCUMULATED
                                              ADDITIONAL       OTHER                                      TOTAL
                                     COMMON     PAID-IN    COMPREHENSIVE   RETAINED      TREASURY     STOCKHOLDERS'
(Dollars in thousands)               STOCK      CAPITAL    INCOME (LOSS)   EARNINGS       STOCK           EQUITY
---------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 26, 1999           $ 305   $ 189,920      $    (390)   $ 134,492      $(32,194)     $ 292,133
Comprehensive income:
  Net income                               -           -               -      11,541             -         11,541
  Unrealized loss on investments,
    net of tax of $286                     -           -            (492)          -             -           (492)
  Other, net                                                         402                                      402
                                                                                                   ---------------
Comprehensive income                                                                                       11,451
Exercise of stock options                  1         350               -           -             -            351
Tax benefit related to exercise of
   non-qualified stock options             -          81               -           -             -             81
Acquisition of treasury stock
  (3,444,500 shares)                       -           -               -           -       (87,370)       (87,370)
------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 26, 2000              $ 306   $ 190,351      $     (480)   $146,033     $(119,564)     $ 216,646
==================================================================================================================

BALANCE AT DECEMBER 31, 2000           $ 307   $ 193,029      $     (277)   $166,316     $(193,054)     $ 166,321
Comprehensive income:
  Net income                               -           -               -      12,753             -         12,753
  Cumulative effect of accounting
    change, net of tax of $646
    (see Note 2)                           -           -          (1,053)          -             -         (1,053)
  Change in valuation of interest
    rate collar, net of tax of $593        -           -            (969)          -             -           (969)
  Other, net                               -           -            (161)          -             -           (161)
                                                                                                   ---------------
Comprehensive income                                                                                       10,570
Exercise of stock options                  1       1,119               -           -             -          1,120
Tax benefit related to exercise of
   non-qualified stock options             -          94               -           -             -             94
Acquisition of treasury stock
  (637,000 shares)                         -           -               -           -       (14,093)       (14,093)
Common equity put options                  -           -               -           -         2,749          2,749
Other                                      -        (278)              -           -             -           (278)
------------------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 1, 2001               $ 308   $ 193,964    $     (2,460)  $ 179,069    $ (204,398)      $166,483
==================================================================================================================
                                                                    (NOTE)

Note: At April 1, 2001, the accumulated other comprehensive loss of $2,460,000 was comprised of an unrealized loss on interest rate collar of $2,022,000 (net of tax) and unrealized foreign currency translation losses of $438,000 (net of tax).

SEE ACCOMPANYING NOTES.

                PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
(In thousands)                                        APRIL 1, 2001    MARCH 26, 2000
-------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net cash provided by operating activities                 $ 21,267          $ 25,643

INVESTING ACTIVITIES
Purchase of property and equipment                          (9,892)          (14,559)
Proceeds from sale or maturity of investments                5,397            15,014
Loans to franchisees                                        (3,902)           (3,693)
Loan repayments from franchisees                             1,260               587
Acquisitions                                                     -            (6,022)
Proceeds from divestitures                                   3,010                 -
Other                                                           68               410
------------------------------------------------------------------------------------
Net cash used in investing activities                       (4,059)           (8,263)

FINANCING ACTIVITIES
Net proceeds (repayments) from line of credit facility      (1,000)           83,500
Payments on long-term debt                                    (565)           (5,443)
Proceeds from exercise of stock options                      1,120               351
Acquisition of treasury stock                              (14,093)          (87,370)
Other                                                         (278)             (186)
------------------------------------------------------------------------------------
Net cash used in financing activities                      (14,816)           (9,148)

Effect of exchange rate changes on cash and cash
equivalents                                                   (161)              (34)
------------------------------------------------------------------------------------

Change in cash and cash equivalents                          2,231             8,198
Cash and cash equivalents at beginning of period             6,141             3,698
-------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $  8,372          $ 11,896
====================================================================================

Note: Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

SEE ACCOMPANYING NOTES.

PAPA JOHN'S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 1, 2001

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2001, are not necessarily indicative of the results that may be expected for the year ended December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John's International, Inc. (referred to as the "Company", "Papa John's" or in the first person notations of "we", "us" and "our") for the year ended December 31, 2000.

2.  NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES and its amendments, Statements No. 137 and 138 in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In connection with the line of credit facility, in March 2000 Papa John's entered into a no-fee interest rate collar ("Collar") with a notional amount of $100.0 million, a 30-day LIBOR rate range of 6.36% (floor) to 9.50% (ceiling) and an expiration date of March 2003. The purpose of the Collar is to provide a hedge against the effects of rising interest rates. The adoption of SFAS 133, as amended, on January 1, 2001, resulted in the cumulative effect of an accounting change of $1.7 million ($1.1 million after tax) in other comprehensive income. The Company recognized a charge of $1.6 million ($969,000 after tax) in other comprehensive income for the three months ended April 1, 2001. The adoption of SFAS 133, as amended, had no impact on earnings.

3.  COMMON EQUITY PUT OPTIONS

At April 1, 2001, 125,000 common equity put options sold by the Company were outstanding. If exercised, the put options would require the Company to purchase 125,000 shares of its common stock at an exercise price of $19.50. The $2.4 million total exercise price of the options outstanding was classified as a part of other long-term liabilities at April 1, 2001, and the related offset was recorded in treasury stock, net of premiums received. The options expire in July 2001.

4.  RESERVE FOR SPECIAL CHARGE

During the fourth quarter of 2000, the Company incurred a $24.1 million special charge comprised of $20.2 million for the write-down of the carrying value of certain assets and the establishment of accrued liabilities for cash payments of $3.9 million. The accrued liabilities were comprised of the future lease payments pertaining to the closure of certain restaurants and field offices, settlement of vendor litigation and severance of certain employees. As of April 1, 2001, the Company had paid approximately $1.4 million associated with these costs. We expect to pay a majority of the remaining exit cost liabilities, which are primarily comprised of future lease payments for closed restaurants and field offices, during 2001.

5.  SEGMENT INFORMATION

We have defined four reportable segments: domestic restaurants, domestic commissaries, domestic franchising and international operations.

The domestic restaurant segment consists of the operations of all domestic ("domestic" is defined as contiguous United States) Company-owned restaurants and derives its revenues from retail sales of pizza, breadsticks, cheesesticks and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and the collection of royalties from our domestic franchisees. The international operations segment consists of our Company-owned restaurants located in the United Kingdom, our Company-owned commissary operations located outside of the contiguous United States and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

                                      THREE MONTHS ENDED
   (In thousands)                APRIL 1, 2001  MARCH 26, 2000
--------------------------------------------------------------

REVENUES FROM EXTERNAL CUSTOMERS:
   Domestic restaurants             $117,357       $110,155
   Domestic commissaries              95,385         84,788
   Domestic franchising               13,919         12,473
   International                       7,282          7,411
   All others                         14,063         12,222
------------------------------------------------------------
TOTAL REVENUES FROM EXTERNAL
  CUSTOMERS                         $248,006       $227,049
============================================================

INTERSEGMENT REVENUES:
   Domestic commissaries            $ 33,641       $ 29,697
   Domestic franchising                    -             40
   International                         545            568
   All others                          4,953          4,000
------------------------------------------------------------
TOTAL INTERSEGMENT REVENUES         $ 39,139       $ 34,305
============================================================

INCOME (LOSS) BEFORE INCOME TAXES:
   Domestic restaurants             $  5,018       $  4,008
   Domestic commissaries               7,278          5,977
   Domestic franchising               12,402         11,235
   International                        (290)           302
   All others                            788            982
   Unallocated corporate expenses     (4,646)        (3,730)
   Elimination of intersegment
    profits                              (66)           (39)
------------------------------------------------------------
TOTAL INCOME BEFORE INCOME TAXES    $ 20,484       $ 18,735
============================================================

FIXED ASSETS:
   Domestic restaurants             $156,973
   Domestic commissaries              63,658
   International                       4,451
   All others                         11,315
   Unallocated corporate assets       97,928
   Accumulated depreciation and
    amortization                     (87,283)
---------------------------------------------
NET FIXED ASSETS                    $247,042
=============================================

Note: Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTAURANT PROGRESSION:

                                                THREE MONTHS ENDED
                                           APRIL 1, 2001    MARCH 26, 2000
                                           -------------    --------------

PAPA JOHN'S RESTAURANT PROGRESSION:
U.S. Company-owned:
    Beginning of period                           631           573
    Opened                                          6             5
    Closed                                         (3)            -
    Acquired from franchisees                      10            20
    Sold to franchisees                           (12)           (5)
                                         ---------------------------
    End of period                                 632           593
International Company-owned:
   Beginning of period                             10             -
                                         ---------------------------
   End of period                                   10             -
U.S. franchised:
    Beginning of period                         1,902         1,681
    Opened                                         36            62
    Closed                                        (12)           (6)
    Sold to Company                               (10)          (20)
    Acquired from Company                          12             5
    Reclassification (1)                          (14)            -
                                         ---------------------------
    End of period                               1,914         1,722
International franchised:
    Beginning of period                            69            26
    Opened                                          7             7
    Opened - UK                                     2             -
    Converted                                       5             -
    Reclassification (1)                           14             -
                                         ---------------------------
    End of period                                  97            33
                                         ---------------------------
Total restaurants-- end of period               2,653         2,348
                                         ===========================

PERFECT PIZZA RESTAURANT PROGRESSION:
    Company-owned
       Beginning of period                          3            12
       Opened                                       1             -
       Closed                                       -            (1)
       Sold to franchisees                         (1)            -
                                         ---------------------------
       End of period                                3            11
    Franchised
       Beginning of period                        202           194
       Acquired from Company                        1             -
       Converted                                   (5)            -
                                         ---------------------------
       End of period                              198           194
                                         ---------------------------
    Total restaurants - end of period             201           205
                                         ===========================

(1) Represents the reclassification of 11 Hawaii units and 3 Alaska units opened prior to 2001 from domestic franchising to international franchising. Effective January 1, 2001, for restaurant unit purposes, "domestic" operations includes only those units located in the contiguous United States.

RESULTS OF OPERATIONS

REVENUES. Total revenues increased 9.2% to $248.0 million in 2001, from $227.0 million in 2000.

During the first quarter of 2001, domestic company-owned restaurant sales increased 6.5% to $117.4 million from $110.2 million for the same period in 2000, primarily resulting from a 5.4% increase in the number of equivalent company-owned domestic restaurants open in the 2001 period compared to the 2000 period. "Equivalent restaurants" represents the number of restaurants open at the beginning of a period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, sales increased 3.5% over 2000 for company-owned restaurants open throughout both periods. Comparable sales for the first quarter benefited from the timing of the Company's national Anniversary promotion; the promotion ran during the first quarter of 2001 (January and February) and in the second quarter of 2000 (April).

Domestic franchise sales increased 16.8% to $332.2 million from $284.3 million for the same period in 2000, primarily resulting from a 13.8% increase in the number of equivalent franchised domestic restaurants open in the 2001 period compared to the 2000 period, coupled with a 4.8% comparable sales increase for the quarter. Domestic franchise royalties increased 17.9% to $13.1 million in the first quarter of 2001 from $11.1 million for the same period in 2000, resulting from the increase in domestic franchise sales previously described.

The first quarter comparable sales base for domestic company-owned restaurants consisted of 562 units, or 90.9% of total equivalent units, and the domestic franchise base consisted of 1,596 units or 84.1% of total equivalent units. Average weekly sales for restaurants included in the corporate comparable base were $15,007, while other company-owned units averaged $10,581 for an overall average of $14,605. Average weekly sales for the restaurants included in the franchise comparable base were $14,000, while other franchise units averaged $10,650 for an overall average of $13,469.

Domestic franchise and development fees were $810,000 compared to $1.4 million for the same period in 2000 due to 36 domestic franchise openings in 2001 compared to 62 in 2000.

Domestic commissary and equipment and other sales increased 12.8% to $109.4 million in the first quarter of 2001 from $97.0 million for the same period in 2000, primarily resulting from the franchised equivalent unit and sales growth previously noted, partially offset by the impact of lower cheese prices.

International revenues, which include the Perfect Pizza operations, increased 8.1% during the quarter compared to the same period in 2000 prior to the impact of unfavorable currency exchange rates. After the impact of exchange rate changes, international revenues were $7.3 million in the quarter compared to $7.4 million for the same period in 2000.

COSTS AND EXPENSES. The restaurant operating margin at domestic company-owned units was 18.9% during the first quarter of 2001 compared to 19.1% for the same period in 2000, consisting of the following differences:

o Cost of sales was 1.4% lower in 2001 due primarily to favorable cheese prices, partially offset by increases in certain other commodity costs.

o Salaries and benefits were 2.2% higher in 2001 due primarily to higher wage rates and the impact of increased staffing for our national Anniversary promotion held during the first quarter of 2001 (versus the second quarter of 2000).

o Advertising and related costs were 1.5% lower ($1.1 million reduction) in 2001 as advertising expenditures were undertaken more efficiently during the quarter.

o Occupancy costs were 0.5% higher in 2001 due primarily to higher utility costs.

o Other operating expenses were 0.4% higher in 2001 as we incurred costs in the first quarter of 2001 associated with a corporate operations team meeting, which was previously held during the fourth quarter of 1999.

Domestic commissary, equipment and other margin was 11.3% in the first quarter 2001 compared to 10.5% for the same period in 2000. Cost of sales was 72.6% in 2001 compared to 75.3% in 2000, primarily resulting from the impact of lower cheese costs. Salaries and other operating costs as a percentage of sales increased from 14.3% in 2000 to 16.1% in 2001 primarily as a result of expanded services provided to franchisees and corporate restaurants.

International operating expenses of $5.3 million in 2001 were substantially flat over 2000.

General and administrative expenses decreased to 7.4% of revenues in the first quarter of 2001 compared to 7.7% of revenues in the comparable period in 2000, prior to the impact of management bonuses earned this year for exceeding the first quarter earnings target. After the impact of such bonuses, first quarter general and administrative expenses represented 7.8% of revenues.

The special charge of $889,000 in 2000 represents costs (principally legal costs) associated with the lawsuit filed against us by Pizza Hut, Inc. claiming that our "Better Ingredients. Better Pizza." slogan was false and deceptive advertising. On March 19, 2001, the United States Supreme Court denied Pizza Hut's Petition for Writ of Certiorari pertaining to this matter.

Pre-opening and other general expenses were $133,000 in the first quarter of 2001 compared to $218,000 for the comparable period in 2000. Pre-opening costs of $60,000 and relocation costs of $151,000 were included in the 2001 amount as compared to pre-opening costs of $34,000 and relocation costs of $329,000 in the 2000 amount. The net gain associated with the first quarter 2001 sale of 12 domestic company-owned restaurants to franchisees was substantially offset by additional franchisee support initiatives undertaken during the quarter.

Depreciation and amortization was $8.5 million (3.4% of revenues) for 2001 as compared to $8.2 million (3.6% of revenues) in 2000, including goodwill amortization of $703,000 for 2001 and $771,000 for 2000.

Net interest expense was $2.0 million in the first quarter of 2001 compared to $512,000 in 2000, due to an increase in the debt incurred by the Company to fund our stock repurchase program. The effective income tax rate was 37.7% in the first quarter of 2001 compared to 38.4% for the comparable period in 2000, due primarily to effective state and local tax planning strategies.

OPERATING INCOME AND EARNINGS PER COMMON SHARE. Operating income for the three months ended April 1, 2001 was $22.5 million, or 9.1% of total revenues, as compared to $19.2 million or 8.5% of revenues. Excluding the special charge in 2000, operating income in 2000 was 8.9% of revenues. The decline in 2001 operating income as a percentage of sales, as compared to 2000, was principally due to a decrease in the restaurant operating margin and the increase in general and administrative expenses.

Diluted earnings per share for the three months ended April 1, 2001 was $0.56 compared to $0.43 in 2000 ($0.45 excluding the special charge). In December 1999, the Company began a share repurchase program of its common stock. Through April 1, 2001, a total of 8.3 million shares were repurchased under the program. The repurchase of the Company's common shares resulted in an increase in diluted earnings per share of approximately $.05 for the three months ended April 1, 2001 in comparison to the same period for 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations decreased to $21.3 million for the three months ended April 1, 2001, from $25.6 million for the comparable period in 2000, due primarily to changes in components of working capital.

We require capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. Additionally, we began a share repurchase program in December 1999. Share repurchases of $14.1 million, capital expenditures of $9.9 million, net payments on debt of $1.6 million, and net loans to franchisees of $2.6 million for the three months ended April 1, 2001, were funded primarily by cash flow from operations, liquidation of investments and available cash and cash equivalents.

The Board of Directors has authorized the repurchase of up to $275.0 million of the Company's common stock through December 30, 2001, and $73.0 million was remaining for repurchase under this authorization as of April 1, 2001. During the first three months of 2001, the Company repurchased 637,000 shares for $14.1 million at an average price of $22.12 per share. A total of 8.3 million shares have been repurchased for $202.0 million at an average price of $24.47 since the repurchase program started in 1999.

The Company's debt at April 1, 2001 was $145.1 million compared to $146.6 million at December 31, 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding the special charge, increased

9.2% to $31.0 million for the three months ended April 1, 2001, compared to $28.4 million for the same period in the prior year.

Capital resources available at April 1, 2001, include $8.4 million of cash and cash equivalents and $56.0 million remaining borrowing capacity under a $200.0 million, three-year, unsecured revolving line of credit agreement expiring in March 2003. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2001 from these resources and operating cash flows.

FORWARD LOOKING STATEMENTS

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward looking. Certain factors could cause actual results to differ materially from those expressed in forward looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location and food quality; an increase in food cost due to seasonal fluctuations, weather or demand; changes in consumer tastes or demographic trends; changes in federal or state laws, such as increases in minimum wage; and risks inherent to international development, including operational or market risks associated with the planned conversion of Perfect Pizza restaurants to Papa John's in the United Kingdom. See "Part I.
Item 1. - Business Section - Forward Looking Statements" of the Form 10-K for the fiscal year ended December 31, 2000 for additional factors.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   a. Exhibits

      EXHIBIT
      NUMBER                    DESCRIPTION
      -------                   -----------

      11                        Calculation of Earnings per Share

      99.1                      Cautionary Statements.  Exhibit 99.1 to our
                                Annual Report on Form 10K for the fiscal year ended December 31, 2000 (Commission File No.
                                0-21660) is incorporated herein by reference.

b.    Current Reports on Form 8-K.

      1. We filed a Current Report on Form 8-K dated February 8, 2001 attaching a press release dated February 7, 2001 announcing a restructuring of our management team and revised guidance on the special charge taken in the fourth quarter ending December 31, 2000. The press release also announced guidance on projected earnings per share for 2001.

      2. We filed a Current Report on Form 8-K dated March 12, 2001 attaching a press release dated February 27, 2001 announcing fourth quarter and full-year 2000 results and an increase in the stock repurchase authorization to $275 million. The press release also announced additional guidance on projected earnings per share for 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt at April 1, 2001 is principally comprised of a $144.0 million outstanding principal balance on the $200.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR). The weighted average interest rate on the revolving line of credit was 5.99% as of April 1, 2001. In March 2000, we entered into a $100.0 million interest rate collar, which is effective until March 2003. The collar establishes a 6.36% floor and a 9.50% ceiling on the LIBOR base rate on a no-fee basis. An increase in the interest rate of 100 basis points, which would be partially mitigated by the interest rate collar based on present interest rates, would increase interest expense approximately $440,000 annually.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on the Company.

Cheese, which historically has represented 40% of food costs, is subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have entered into a purchasing arrangement with a third-party entity formed at the direction of the Franchise Advisory Council for the sole purpose of reducing cheese price volatility. Under this arrangement, we are able to purchase cheese at a fixed price per pound throughout the quarter, based in part on historical average cheese prices. Gains and losses incurred by the selling entity will be used as a factor in determining adjustments to the selling price over time. Ultimately, we will purchase cheese at a price approximating the actual average market price, but with less short-term volatility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PAPA JOHN'S INTERNATIONAL, INC.
                                      (Registrant)



Date:  May 14, 2001                                 /s/ J. David Flanery
                                                    -------------------------
                                                    J. David Flanery, Vice
                                                      President-Finance and
                                                      Controller