Form 10-Q
period 2001-07-01
PAPA JOHNS INTERNATIONAL INC
filed 2001-08-13
CIK 901491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2001

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0–21660

PAPA JOHN'S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1203323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

2002 Papa Johns Boulevard
Louisville, Kentucky 40299-2334
(Address of principal executive offices)

(502) 261–7272
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

Yes ☒                                          No ☐

             At August 7, 2001, there were outstanding 22,559,250 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	July 1, 2001	December 31, 2000

	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$11,491	$6,141
Investments	-	5,745
Accounts receivable	21,343	23,064
Inventories	15,228	18,321
Prepaid expenses and other current assets	7,695	7,422
Deferred income taxes	5,122	4,822

Total current assets	60,879	65,515

Net property and equipment	250,813	245,874
Notes receivable from franchisees	18,780	16,675
Intangibles	51,025	49,394
Other assets	14,396	16,527
Deferred income taxes	1,463	1,673

Total assets	$397,356	$395,658

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,832	$23,586
Accrued expenses	45,297	45,266
Current portion of debt	225	897

Total current liabilities	65,354	69,749

Unearned franchise and development fees	3,863	6,033
Long-term debt, net of current portion	134,985	145,710
Other long-term liabilities	12,006	7,845

Stockholders’ equity:
Preferred stock	-	-
Common stock	309	307
Additional paid-in capital	197,679	193,029
Accumulated other comprehensive loss	(2,505)	(277)
Retained earnings	191,582	166,316
Treasury stock	(205,917)	(193,054)

Total stockholders’ equity	181,148	166,321

Total liabilities and stockholders’ equity	$397,356	$395,658

Note:	The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
 Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000

Domestic revenues:
Restaurant sales	$111,778	$111,645	$229,135	$221,800
Franchise royalties	12,379	11,615	25,488	22,737
Franchise and development fees	840	1,265	1,650	2,616
Commissary sales	91,661	86,698	187,046	171,486
Equipment and other sales	14,614	12,630	28,677	24,852
International revenues:
Royalties and franchise and development fees	1,337	1,307	2,686	2,486
Restaurant and commissary sales	6,552	6,375	12,485	12,607

Total revenues	239,161	231,535	487,167	458,584
Costs and expenses:
Domestic restaurant expenses:
Cost of sales	26,329	27,424	54,006	54,898
Salaries and benefits	32,669	30,454	67,787	60,971
Advertising and related costs	9,900	11,095	19,384	21,680
Occupancy costs	6,365	5,459	12,712	10,870
Other operating expenses	15,007	14,971	31,601	30,054

	90,270	89,403	185,490	178,473
Domestic commissary, equipment and other expenses:
Cost of sales	76,983	74,393	156,409	147,414
Salaries and benefits	7,534	6,717	15,417	13,198
Other operating expenses	10,244	7,460	20,031	14,805

	94,761	88,570	191,857	175,417

International operating expenses	5,591	5,126	10,842	10,273

General and administrative expenses	16,855	17,004	36,182	34,412
Special charge	-	128	-	1,017
Pre-opening and other general expenses	962	722	1,095	940
Depreciation and amortization	8,782	8,439	17,309	16,662

Total costs and expenses	217,221	209,392	442,775	417,194

Operating income	21,940	22,143	44,392	41,390
Other income (expense):
Investment income	521	592	1,104	884
Interest expense	(2,364)	(1,670)	(4,915)	(2,474)

Income before income taxes	20,097	21,065	40,581	39,800
Income tax expense	7,584	8,089	15,315	15,283

Net income	$12,513	$12,976	$25,266	$24,517

Basic earnings per common share	$.56	$.51	$1.12	$.94

Earnings per common share - assuming dilution	$.55	$.51	$1.11	$.93

Basic weighted average shares outstanding	22,494	25,276	22,651	26,063

Diluted weighted average shares oustanding	22,679	25,542	22,790	26,323

Note: Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity

Balance at December 26, 1999	$305	$189,920	$(390)	$134,492	$(32,194)	$292,133
Comprehensive income:
Net income	-	-	-	24,517	-	24,517
Unrealized loss on investments, net of tax of $292	-	-	(502)	-	-	(502)
Other, net	-	-	362	-	-	362

Comprehensive income						24,377
Exercise of stock options	-	693	-	-	-	693
Tax benefit related to exercise of non-qualified stock options	-	169	-	-	-	169
Acquisition of treasury stock (4,782,000 shares)	-	-	-	-	(120,889)	(120,889)
Other	-	71	-	-	-	71

Balance at June 25, 2000	$305	$190,853	$(530)	$159,009	$(153,083)	$196,554

Balance at December 31, 2000	$307	$193,029	$(277)	$166,316	$(193,054)	$166,321
Comprehensive income:
Net income	-	-	-	25,266	-	25,266
Cumulative effect of accounting change, net of tax of $646 (see Note 2)	-	-	(1,053)	-	-	(1,053)
Change in valuation of interest rate collar, net of tax of $601	-	-	(980)	-	-	(980)
Other, net	-	-	(195)	-	-	(195)

Comprehensive income						23,038
Exercise of stock options	2	4,597	-	-	-	4,599
Tax benefit related to exercise of non-qualified stock options	-	310	-	-	-	310
Acquisition of treasury stock (657,000 shares)	-	-	-	-	(14,548)	(14,548)
Common equity put options	-	-	-	-	1,685	1,685
Other	-	(257)	-	-	-	(257)

Balance at July 1, 2001	$309	$197,679	$(2,505)	$191,582	$(205,917)	$181,148

			(Note )

Note: At July 1, 2001, the accumulated other comprehensive loss of $2,505,000 was comprised of an unrealized loss on the interest rate collar of $2,033,000 (net of tax) and unrealized foreign currency translation losses of $472,000.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	July 1, 2001	June 25, 2000

Operating activities
Net cash provided by operating activities	$42,801	$42,415

Investing activities
Purchase of property and equipment	(19,570)	(28,517)
Proceeds from sale or maturity of investments	5,397	15,046
Loans to franchisees	(4,910)	(6,231)
Loan repayments from franchisees	1,358	1,238
Acquisitions	(1,306)	(6,216)
Proceeds from divestitures	3,055	-
Other	182	715

Net cash used in investing activities	(15,794)	(23,965)

Financing activities
Net proceeds (repayments) from line of credit facility	(10,500)	119,000
Payments on long-term debt	(915)	(5,793)
Proceeds from exercise of stock options	4,599	693
Acquisition of treasury stock	(14,548)	(120,889)
Other	(98)	(120)

Net cash used in financing activities	(21,462)	(7,109)

Effect of exchange rate changes on cash and cash equivalents	(195)	(173)

Change in cash and cash equivalents	5,350	11,168
Cash and cash equivalents at beginning of period	6,141	3,698

Cash and cash equivalents at end of period	$11,491	$14,866

Note: Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 1, 2001

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2001, are not necessarily indicative of the results that may be expected for the year ended December 30, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 31, 2000.

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

In connection with the line of credit facility, in March 2000 Papa John’s entered into a no-fee interest rate collar (“Collar”) with a notional amount of $100.0 million, a 30-day LIBOR rate range of 6.36% (floor) to 9.50% (ceiling) and an expiration date of March 2003.  The purpose of the Collar is to provide a hedge against the effects of rising interest rates. The adoption of SFAS 133, as amended, on January 1, 2001, resulted in the cumulative effect of an accounting change of $1.7 million ($1.1 million after tax) in other comprehensive income.  The Company recognized a charge of $1.6 million ($980,000 after tax) in other comprehensive income for the six months ended July 1, 2001. The adoption of SFAS 133, as amended, had no impact on earnings.

3.  Common Equity Put Options

At July 1, 2001, 175,000 common equity put options sold by the Company were outstanding, of which 125,000 had an exercise price of $19.50 and expired out-of-the-money on July 12, 2001. The remaining 50,000 options have an exercise price of $23.65 and expire October 5, 2001. The $3.6 million total exercise price of the options outstanding at July 1, 2001, was classified as a part of other long-term liabilities, and the related offset was recorded in treasury stock, net of premiums received.

4.  Reserve for Special Charge

During the fourth quarter of 2000, the Company incurred a $24.1 million special charge comprised of $20.2 million for the write-down of the carrying value of certain assets and the establishment of accrued liabilities for cash payments of $3.9 million.  The accrued liabilities were primarily comprised of the future lease payments pertaining to the closure of certain restaurants and field offices, settlement of vendor litigation and severance of certain employees. As of July 1, 2001, the Company had paid approximately $1.9 million associated with these accrued liabilities.  We expect to pay a majority of the remaining exit cost liabilities, which are primarily comprised of future lease payments for closed restaurants, during 2001.

5.          Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000

Net income	$12,513	$12,976	$25,266	$24,517
Cumulative effect of accounting change, net of tax	-	-	(1,053)	-
Change in valuation of interest rate collar, net of tax	(11)	-	(980)	-
Unrealized loss on investments, net of tax	-	(10)	-	(502)
Other, net	(34)	(40)	(195)	362

Comprehensive income	$12,468	$12,926	$23,038	$24,377

6.  Segment Information

We have defined four reportable segments: domestic restaurants, domestic commissaries, domestic franchising and international operations.

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues from retail sales of pizza, breadsticks, cheesesticks and soft drinks to the general public.  The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants.  The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and the collection of royalties from our domestic franchisees.  The international operations segment consists of our Company-owned restaurants located in the United Kingdom, our Company-owned commissary operations located outside of the contiguous United States and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

Segment information is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000

Revenues from external customers:
Domestic restaurants	$111,778	$111,645	$229,135	$221,800
Domestic commissaries	91,661	86,698	187,046	171,486
Domestic franchising	13,219	12,880	27,138	25,353
International	7,889	7,682	15,171	15,093
All others	14,614	12,630	28,677	24,852

Total revenues from external customers	$239,161	$231,535	$487,167	$458,584

Intersegment revenues:
Domestic commissaries	$30,709	$32,363	$64,350	$62,060
Domestic franchising	155	39	155	79
International	579	632	1,124	1,200
All others	3,450	4,197	8,403	8,197

Total intersegment revenues	$34,893	$37,231	$74,032	$71,536

Income (loss) before income taxes:
Domestic restaurants	$3,731	$3,575	$8,750	$7,583
Domestic commissaries	6,567	6,855	13,845	12,832
Domestic franchising	12,318	11,608	24,720	22,843
International	(7)	372	(296)	674
All others	710	1,026	1,496	2,008
Unallocated corporate expenses (A)	(3,173)	(2,374)	(7,819)	(6,104)
Elimination of intersegment profits	(49)	3	(115)	(36)

Total income before income taxes	$20,097	$21,065	$40,581	$39,800

Fixed assets:
Domestic restaurants	$159,614
Domestic commissaries	64,574
International	5,233
All others	10,879
Unallocated corporate assets	104,898
Accumulated depreciation and amortization	(94,385)

Net fixed assets	$250,813

Note:  Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

(A)	The increase in unallocated corporate expenses for the three and six months ended July 1, 2001 is primarily due to an increase in net interest expense, partially offset by a decrease in the special charge (incurred in 2000).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restaurant Progression:

	Three Months Ended		Six Months Ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000

Papa John's Restaurant Progression:
U.S. Company-owned:
Beginning of period	632	593	631	573
Opened	6	11	12	16
Closed	(4)	(1)	(7)	(1)
Acquired from franchisees	6	2	16	22
Sold to franchisees	(1)	-	(13)	(5)

End of period	639	605	639	605
International Company-owned:
Beginning of period	10	-	10	-
Opened	-	1	-	1

End of period	10	1	10	1
U.S. franchised:
Beginning of period	1,914	1,722	1,902	1,681
Opened	42	67	78	129
Closed	(14)	(3)	(26)	(9)
Acquired from Company	1	-	13	5
Sold to Company	(6)	(2)	(16)	(22)
Reclassification (1)	-	-	(14)	-

End of period	1,937	1,784	1,937	1,784
International franchised:
Beginning of period	97	33	69	26
Opened	7	13	14	20
Opened - UK	-	-	2	-
Converted	2	-	7	-
Reclassification (1)	-	-	14	-

End of period	106	46	106	46

Total restaurants — end of period	2,692	2,436	2,692	2,436

Perfect Pizza Restaurant Progression:
Company-owned:
Beginning of period	3	11	3	12
Opened	-	-	1	-
Closed	-	-	-	(1)
Acquired from franchisees	-	1	-	1
Sold to franchisees	-	-	(1)	-

End of period	3	12	3	12
Franchised:
Beginning of period	198	194	202	194
Opened	1	3	1	3
Closed	(1)		(1)
Acquired from Company	-	-	1	-
Sold to Company	-	(1)	-	(1)
Converted	(2)	-	(7)	-

End of period	196	196	196	196

Total restaurants - end of period	199	208	199	208

(1)	Represents the reclassification of 11 Hawaii units and 3 Alaska units opened prior to 2001 from domestic franchising to international franchising. Effective January 1, 2001, for restaurant unit purposes, "domestic" operations includes only those units located in the contiguous United States.

Results of Operations

Revenues.  Total revenues increased 3.3% to $239.2 million for the three months ended July 1, 2001, from $231.5 million for the comparable period in 2000, and 6.2% to $487.2 million for the six months ended July 1, 2001, from $458.6 million for the comparable period in 2000.

Domestic Company-owned restaurant sales were relatively flat at $111.8 million for the three months ended July 1, 2001, compared to $111.6 million for the same period in 2000, and increased 3.3% to $229.1 million for the six months ended July 1, 2001, from $221.8 million for the comparable period in 2000. These increases were primarily due to increases of 7.2% and 6.3% in the number of equivalent Company-owned Papa John’s restaurants open during the three and six months ended July 1, 2001, respectively, compared to the corresponding periods in the prior year. “Equivalent restaurants” represents the number of restaurants open at the beginning of a period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Company-owned restaurant sales were negatively impacted by a 4.8% and 0.6% comparable sales decrease for the three and six months ended July 1, 2001, respectively.

Domestic franchise sales increased 10.2% to $326.9 million for the three months ended July 1, 2001, from $296.7 million for the same period in 2000, and 13.4% to $659.1 million for the six months ended July 1, 2001, from $581.1 million for the comparable period in 2000. These increases primarily resulted from a 10.7% and 12.2% increase in the number of equivalent franchised domestic restaurants open during the three and six months ended July 1, 2001, respectively, over the same periods in 2000. Comparable sales for franchised restaurants decreased 0.5% and increased 2.2% for the three and six months ended July 1, 2001, respectively. Domestic franchise royalties increased 6.6% to $12.4 million for the three months ended July 1, 2001, from $11.6 million for the comparable period in 2000, and increased 12.1% to $25.5 million for the six months ended July 1, 2001, from $22.7 million for the same period in 2000. These increases resulted from the increase in domestic franchise sales previously described.

The comparable sales base and average weekly sales for the three and six months ended July 1, 2001 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended		Six Months Ended
	July 1, 2001		July 1, 2001

	Company	Franchise	Company	Franchise

Comparable sales base units	566	1,641	561	1,583
Comparable sales base percentage	90%	86%	90%	83%
Average weekly sales - comparable units	$14,106	$13,422	$14,589	$13,775
Average weekly sales - other units	$9,697	$11,657	$10,053	$11,072
Average weekly sales - all units	$13,662	$13,174	$14,130	$13,321

Domestic franchise and development fees decreased to $840,000 for the three months ended July 1, 2001, from $1.3 million for the same period in 2000, and decreased to $1.7 million for the six months ended July 1, 2001, from $2.6 million for the comparable period in 2000. These decreases were due to 42 and 78 domestic franchise openings during the three and six months ended July 1, 2001, compared to 67 and 129 opened during the same periods in 2000.

Domestic commissary, equipment and other sales increased 7.0% to $106.3 million for the three months ended July 1, 2001, from $99.3 million for the same period in 2000, and increased 9.9% to $215.7 million for the six months ended July 1, 2001, from $196.3 million for the same period in 2000. The increases were primarily a result of the previously mentioned increase in equivalent units and sales, partially offset by the impact of lower cheese prices.

International revenues, which include the Perfect Pizza operations, increased 10.5% and 9.8% for the three and six months ended July 1, 2001, compared to the same periods in 2000 prior to the impact of unfavorable currency exchange rates.  After the impact of exchange rates, international revenues were $7.9 million for the three months ended July 1, 2001, compared to $7.7 million for the same period in 2000, and $15.2 million for the six months ended July 1, 2001, compared to $15.1 million for the same period in 2000.

Costs and Expenses.  The restaurant operating margin for domestic company-owned units was 19.2% and 19.0% for the three and six months ended July 1, 2001, compared to 19.9% and 19.5% for the same periods in 2000, consisting of the following differences:

•	Cost of sales was 1.0% and 1.2% lower for the three and six month periods in 2001, compared to the same periods in 2000 due primarily to favorable cheese prices, partially offset by increases in certain other commodity costs.
•	Salaries and benefits were 1.9% and 2.1% higher for the three and six month periods in 2001, compared to the same periods in 2000 due primarily to higher wage rates.
•	Advertising and related costs were 1.0% ($1.2 million) and 1.3% ($2.3 million) lower for the three and six month periods in 2001, compared to the same periods in 2000.
•	Occupancy costs were 0.8% and 0.7% higher for the three and six month periods in 2001, compared to the same periods in 2000 due primarily to higher utility costs.
•	Other operating expenses in the second quarter of 2001 were consistent with prior year’s comparable quarter at 13.4% of revenues. Other operating expenses increased 0.2% for the six months ended July 1, 2001, compared to the prior year. The year-to-date increase was due primarily to costs associated with a first quarter 2001 corporate operations team meeting, which was previously held in the fourth quarter of 1999.

Domestic commissary, equipment and other margin was 10.8% during the second quarter for both 2001 and 2000, and 11.1% for the six months ended July 1, 2001, compared to 10.7% for the same period in 2000.  Cost of sales was 72.4% for the three months ended July 1, 2001, compared to 74.9% in 2000, and 72.5% for the six months ended July 1, 2001, compared to 75.1% for the same period in 2000, primarily resulting from the impact of lower cheese costs. Expected increases in cheese costs during the second half of 2001 will result in increased cost of sales and a corresponding decrease in margin during this period. Salaries and other operating costs as a percentage of sales increased to 16.7% for the second quarter of 2001, from 14.3% in 2000, and increased to 16.4% for the six months ended July 1, 2001, from 14.3% for the same period in 2000. The increases are primarily a result of expanded services provided to both franchise and corporate restaurants.

International operating expenses were $5.6 million (85.3% of operating revenues) for the three month period in 2001, compared to $5.1 million (80.4% of operating revenues) in 2000, and increased to $10.8 million (86.8% of operating revenues) for the six months ended July 1, 2001, from $10.3 million (81.5% of operating revenues) for the same period in 2000. The increase in operating costs is primarily due to increased costs associated with the conversion of Perfect Pizza restaurants to Papa John’s restaurants located in the United Kingdom.

General and administrative expenses decreased to 7.0% of revenues in the second quarter of 2001, compared to 7.3% of revenues for the comparable period in 2000, due to the Company’s ongoing efforts to control costs during 2001 primarily through reduced headcount and travel. General and administrative expenses for the six months ended July 1, 2001 were 7.2% of revenues compared to 7.5% of revenues in the same period of 2000, prior to the impact of management bonuses earned this year for exceeding earnings targets. After the impact of such bonuses, the 2001 general and administrative expenses represented 7.4% of revenues.

The special charge of $128,000 and $1.0 million for the three and six months ended June 25, 2000, represents costs (principally legal costs) associated with the lawsuit filed against us by Pizza Hut, Inc. claiming that our "Better Ingredients. Better Pizza." slogan constituted false and deceptive advertising.  On March 19, 2001, the United States Supreme Court denied Pizza Hut's Petition for Writ of Certiorari pertaining to this matter.

Pre-opening and other general expenses were $962,000 in the second quarter of 2001, compared to $722,000 for the same period in 2000, and $1.1 million for the first six months of 2001, compared to $940,000 for the same period in 2000. Pre-opening costs of $96,000, relocation costs of $242,000 and disposition-related costs of $420,000 were included in second quarter 2001 amount, compared to pre-opening costs of $320,000, relocation costs of $323,000 and disposition-related costs of $74,000 in the 2000 amount. Pre-opening costs of $156,000, relocation costs of $393,000 and net disposition-related gains of $573,000 were included in the six months ended July 1, 2001. In addition, the 2001 amount also included costs related to franchise support initiatives undertaken during the year. Pre-opening and other general expenses for the six months ended June 25, 2000, included pre-opening costs of $353,000, relocation costs of $652,000 and net disposition-related gains of $151,000.

Depreciation and amortization was $8.8 million (3.7% of revenues) for the three months ended July 1, 2001, compared to $8.4 million (3.6% of revenues) for the same period in 2000, and $17.3 million (3.6% of revenues) for the six months ended July 1, 2001, compared to $16.7 million (3.6% of revenues) in 2000. Goodwill amortization for the three and six months ended July 1, 2001, was  $697,000 and $1.4 million, compared to $772,000 and $1.6 million for the same periods in 2000.

Net interest expense was $1.8 million in the second quarter of 2001, compared to $1.1 million in 2000, and $3.8 million for the six months ended July 1, 2001, compared to $1.6 million for the same period in 2000. Net interest expense increased due to an increase in the debt incurred by the Company to fund our stock repurchase program. The average interest rate on our debt was 6.69% for the first six months of 2001 compared to 6.88% for the same period in 2000.

The effective income tax rate was 37.7% for the three and six months ended July 1, 2001, compared to 38.4% for the comparable periods in 2000, due primarily to effective state and local tax planning strategies.

Operating Income and Earnings per Common Share.  Operating income for the three months ended July 1, 2001 was $21.9 million or 9.2% of total revenues, compared to $22.1 million or 9.6% of revenues in 2000 ($22.3 million or 9.6% of revenues before special charge), and increased to $44.4 million or 9.1% of total revenues for the six months ended July 1, 2001, from $41.4 million or 9.0% of total revenues for the same period in 2000 ($42.4 million or 9.2% of revenues before special charge). The decline in 2001 operating income as a percentage of sales for the three-months ended July 1, 2001 was principally due to a decrease in restaurant operating margin.

Diluted earnings per share for the three months ended July 1, 2001 was $0.55 compared to $0.51 in 2000 and $1.11 for the six months ended in 2001 compared to $0.93 in 2000 ($0.96 excluding the special charge). In December 1999, the Company began a share repurchase program of its common stock. Through July 1, 2001, a total of 8.3 million shares were repurchased under the program.  The repurchase of the Company's common shares resulted in an increase in diluted earnings per share of approximately $0.04 for the three months ended July 1, 2001 and $0.09 for the six months ended July 1, 2001, compared to the same periods for 2000.

Liquidity and Capital Resources

Cash flow from operations was $42.8 million for the six months ended July 1, 2001, compared to $42.4 million for the comparable period in 2000.

We require capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. Additionally, we began a share repurchase program in December 1999. Share repurchases of $14.5 million, capital expenditures of $19.6 million, net payments on debt of $11.4 million, and net loans to franchisees of $3.6 million for the six months ended July 1, 2001, were funded primarily by cash flow from operations, proceeds from stock option exercises, liquidation of investments and available cash and cash equivalents.

The Board of Directors has authorized the repurchase of up to $275.0 million of the Company’s common stock through December 30, 2001, and $72.5 million was remaining for repurchase under this authorization as of July 1, 2001. During the six months ended July 1, 2001, the Company repurchased 657,000 shares for $14.5 million at an average price of $22.14 per share. A total of 8.3 million shares have been repurchased for $202.5 million at an average price of $24.47 since the repurchase program started in 1999.

The Company’s debt at July 1, 2001 was $135.2 million compared to $146.6 million at December 31, 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) remained consistent at $30.7 million for the three months ended July 1, 2001 and June 25, 2000 (excluding the special charge in 2000), and increased 4.5% to $61.7 million for the six months ended July 1, 2001, compared to $59.1 million (excluding the special charge) for the same period in the prior year.

Capital resources available at July 1, 2001, include $11.5 million of cash and cash equivalents and approximately $65.5 million remaining borrowing capacity under a $200.0 million, three-year, unsecured revolving line of credit agreement expiring in March 2003. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2001 from these resources and operating cash flows.

Forward Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward looking. Certain factors could cause actual results to differ materially from those expressed in forward looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location and food quality; an increase in food cost due to seasonal fluctuations, weather or demand; changes in consumer tastes or demographic trends; changes in federal or state laws, such as increases in minimum wage; and risks inherent to international development, including operational or market risks associated with the planned conversion of Perfect Pizza restaurants to Papa John’s in the United Kingdom. See “Part I. Item 1. – Business Section - Forward Looking Statements” of the Form 10-K for the fiscal year ended December 31, 2000 for additional factors.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held at 11:00 a.m. on May 17, 2001 at our corporate offices in Louisville, Kentucky.

At the meeting, our stockholders elected two directors to serve until the 2004 annual meeting of stockholders. The vote counts were as follows:

	Affirmative	Withheld

Charles W. Schnatter	21,338,667	300,755
Richard F. Sherman	21,301,664	337,758

Our other directors continue to serve in accordance with their previous elections: until the 2002 annual meeting – John H. Schnatter and Wade S. Oney; and until the 2003 annual meeting – O. Wayne Gaunce, Jack A. Laughery, and Michael W. Pierce. Blaine E. Hurst resigned from the board effective December 31, 2000.

At the meeting, our stockholders also ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 30, 2001 by a vote of 21,600,218 affirmative to 35,320 negative, with 3,884 abstention votes.

Item 6.  Exhibits and Reports on Form 8-K.

a.	Exhibits

Exhibit
	Number	Description

	11	Calculation of Earnings per Share

	99.1	Cautionary Statements. Exhibit 99.1 to our Annual Report on Form 10K for the fiscal year ended December 31, 2000 (Commission File No. 0-21660) is incorporated herein by reference.

b.	Current Reports on Form 8-K.

There were no reports filed on Form 8-K during the quarterly period ended July 1, 2001.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s debt at July 1, 2001 is principally comprised of a $134.5 million outstanding principal balance on the $200.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR). The interest rate on the revolving line of credit was 4.46% as of July 1, 2001. In March 2000, we entered into a $100.0 million interest rate collar, which is effective until March 2003. The collar establishes a 6.36% floor and a 9.50% ceiling on the LIBOR base rate on a no-fee basis. As a result of the collar, the effective interest rate on the line of credit was 6.34% as of July 1, 2001. An increase in the interest rate of 100 basis points, which would be partially mitigated by the interest rate collar based on present interest rates, would increase interest expense approximately $345,000 annually.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on the Company.

Cheese, which historically has represented 40% of food costs, is subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have entered into a purchasing arrangement with a third-party entity formed at the direction of the Franchise Advisory Council for the sole purpose of reducing cheese price volatility. Under this arrangement, we are able to purchase cheese at a fixed price per pound throughout the quarter, based in part on historical average cheese prices. Gains and losses incurred by the selling entity will be used as a factor in determining adjustments to the selling price over time. As a result, for any given quarter, the established price paid by the Company may be less than or greater than the prevailing average market price. Over the long term, we expect to purchase cheese at a price approximating the actual average market price, with less short-term (intra-quarter) volatility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 13, 2001	/s/ J. David Flanery

J. David Flanery, Vice President-Finance and Controller