Form 10-Q
period 2001-09-30
PAPA JOHNS INTERNATIONAL INC
filed 2001-11-13
CIK 901491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

Yes ☒                                    No ☐

                                At November 8, 2001, there were outstanding 22,696,150 shares of the registrant’s common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2001	December 31, 2000
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$11,610	$6,141
Investments	-	5,745
Accounts receivable	23,887	23,064
Inventories	12,237	18,321
Prepaid expenses and other current assets	5,412	7,422
Deferred income taxes	5,272	4,822
Total current assets	58,418	65,515

Net property and equipment	248,081	245,874
Notes receivable from franchisees	20,766	16,675
Intangibles	50,194	49,394
Other assets	16,150	16,527
Deferred income taxes	1,424	1,673
Total assets	$395,033	$395,658

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,731	$23,586
Accrued expenses	50,481	45,266
Current portion of debt	225	897
Total current liabilities	71,437	69,749

Unearned franchise and development fees	3,439	6,033
Long-term debt, net of current portion	112,585	145,710
Other long-term liabilities	13,511	7,845

Stockholders’ equity:
Preferred stock	-	-
Common stock	309	307
Additional paid-in capital	198,791	193,029
Accumulated other comprehensive loss	(3,593)	(277)
Retained earnings	202,033	166,316
Treasury stock	(203,479)	(193,054)
Total stockholders’ equity	194,061	166,321
Total liabilities and stockholders’ equity	$395,033	$395,658

Note:     The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

 Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000
Domestic revenues:
Restaurant sales	$107,753	$108,542	$336,888	$330,342
Franchise royalties	12,446	11,432	37,934	34,169
Franchise and development fees	806	1,198	2,456	3,814
Commissary sales	97,426	83,112	284,472	254,598
Equipment and other sales	13,479	12,982	42,156	37,834
International revenues:
Royalties and franchise and development fees	1,573	1,278	4,259	3,764
Restaurant and commissary sales	6,590	6,259	19,075	18,866
Total revenues	240,073	224,803	727,240	683,387
Costs and expenses:
Domestic restaurant expenses:
Cost of sales	27,973	26,304	81,979	81,202
Salaries and benefits	31,392	30,506	99,179	91,477
Advertising and related costs	8,523	8,959	27,907	30,639
Occupancy costs	6,527	6,020	19,239	16,890
Other operating expenses	14,850	15,663	46,451	45,717
	89,265	87,452	274,755	265,925
Domestic commissary, equipment and other expenses:
Cost of sales	82,309	72,042	238,718	219,456
Salaries and benefits	7,450	6,768	22,867	19,966
Other operating expenses	9,805	7,496	29,836	22,301
	99,564	86,306	291,421	261,723

International operating expenses	5,432	5,411	16,274	15,684

General and administrative expenses	16,811	17,202	52,993	51,614
Special charge	-	-	-	1,017
Pre-opening and other general expenses (income)	1,672	(477)	2,767	463
Depreciation and amortization	8,961	8,727	26,270	25,389
Total costs and expenses	221,705	204,621	664,480	621,815
Operating income	18,368	20,182	62,760	61,572
Other income (expense):
Investment income	479	685	1,583	1,569
Interest expense	(2,061)	(2,380)	(6,976)	(4,854)
Income before income taxes	16,786	18,487	57,367	58,287
Income tax expense	6,335	7,026	21,650	22,309
Net income	$10,451	$11,461	$35,717	$35,978

Basic earnings per common share	$.46	$.48	$1.58	$1.42
Earnings per common share - assuming dilution	$.46	$.48	$1.57	$1.41

Basic weighted average shares outstanding	22,574	23,866	22,625	25,331
Diluted weighted average shares oustanding	22,714	24,005	22,765	25,550

Note: Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity

(Dollars in thousands)

Balance at December 26, 1999	$305	$189,920	$(390)	$134,492	$(32,194)	$292,133
Comprehensive income:
Net income	-	-	-	35,978	-	35,978
Unrealized loss on investments, net of tax of $295	-	-	(481)	-	-	(481)
Other, net	-	-	232	-	-	232
Comprehensive income						35,729
Exercise of stock options	1	901	-	-	-	902
Tax benefit related to exercise of non-qualified stock options	-	200	-	-	-	200
Acquisition of treasury stock (6,327,000 shares)	-	-	-	-	(155,468)	(155,468)
Common equity put options	-	-	-	-	(5,060)	(5,060)
Other	-	91	-	-	-	91
Balance at September 24, 2000	$306	$191,112	$(639)	$170,470	$(192,722)	$168,527

Balance at December 31, 2000	$307	$193,029	$(277)	$166,316	$(193,054)	$166,321
Comprehensive income:
Net income	-	-	-	35,717	-	35,717
Cumulative effect of accounting change, net of tax of $646 (see Note 2)	-	-	(1,053)	-	-	(1,053)
Change in valuation of interest rate collar, net of tax of $1,282	-	-	(2,093)	-	-	(2,093)
Other, net	-	-	(170)	-	-	(170)
Comprehensive income						32,401
Exercise of stock options	2	5,633	-	-	-	5,635
Tax benefit related to exercise of non-qualified stock options	-	368	-	-	-	368
Acquisition of treasury stock (657,000 shares)	-	-	-	-	(14,548)	(14,548)
Common equity put options	-	-	-	-	4,123	4,123
Other	-	(239)	-	-	-	(239)
Balance at September 30, 2001	$309	$198,791	$(3,593)	$202,033	$(203,479)	$194,061
			(Note)

Note:      At September 30, 2001, the accumulated other comprehensive loss of $3,593,000 was comprised of an unrealized loss on the interest rate collar of $3,146,000 (net of tax) and unrealized foreign currency translation losses of $447,000.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2001	September 24, 2000

Operating activities
Net cash provided by operating activities	$68,426	$60,460

Investing activities
Purchase of property and equipment	(26,311)	(40,559)
Proceeds from sale or maturity of investments	5,397	15,070
Loans to franchisees	(8,722)	(9,368)
Loan repayments from franchisees	4,225	6,372
Acquisitions	(1,306)	(6,534)
Proceeds from divestitures	6,482	-
Other	257	839
Net cash used in investing activities	(19,978)	(34,180)

Financing activities
Net proceeds (repayments) from line of credit facility	(32,900)	152,500
Payments on long-term debt	(915)	(6,366)
Proceeds from exercise of stock options	5,635	902
Acquisition of treasury stock	(14,548)	(155,468)
Other	(81)	470
Net cash used in financing activities	(42,809)	(7,962)

Effect of exchange rate changes on cash and cash equivalents	(170)	(318)

Change in cash and cash equivalents	5,469	18,000
Cash and cash equivalents at beginning of period	6,141	3,698

Cash and cash equivalents at end of period	$11,610	$21,698

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2001

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 31, 2000.

2.  New Accounting Pronouncements

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

In connection with the line of credit facility, in March 2000 Papa John’s entered into a no-fee interest rate collar with a notional amount of $100.0 million, a 30-day LIBOR rate range of 6.36% (floor) to 9.50% (ceiling) and an expiration date of March 2003.  The purpose of the Collar is to provide a hedge against the effects of rising interest rates. The adoption of SFAS 133, as amended, on January 1, 2001, resulted in the cumulative effect of an accounting change of $1.7 million ($1.1 million after tax) in other comprehensive income.  The Company recognized a charge of $3.4 million ($2.1million after tax) in other comprehensive income for the nine months ended September 30, 2001. The adoption of SFAS 133, as amended, had no impact on earnings.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, which eliminates the pooling method. The Statement also specifies criteria for the recognition of identifiable intangible assets separately from goodwill. We will apply the provisions of SFAS 141 to all future business combinations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. With the adoption of SFAS 142, companies will no longer amortize goodwill and intangible assets with indefinite useful lives. Instead, goodwill and intangible assets with indefinite useful lives will be subject to an annual review for impairment. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.

As of September 30, 2001, our balance sheet included $49.5 million of goodwill, net of accumulated amortization of $7.8 million. We are in the process of evaluating the impact of the new accounting standard and anticipate a reduction of approximately $2.8 million in amortization expense beginning in 2002. Management does not expect the results of the impairment tests to have a material impact on the Company’s consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. SFAS 143 applies to legal obligations associated with the retirement (i.e., sale, abandonment or disposal in some manner) of a tangible long-lived asset that results from the acquisition, construction or development and the normal operation of a long-lived asset. This Statement establishes accounting standards for the recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. Management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

3.  Common Equity Put Options

At September 30, 2001, 50,000 common equity put options sold by the Company were outstanding at an exercise price of $23.65. The $1.2 million total exercise price of the options was classified as a part of other long-term liabilities and the related offset was recorded in treasury stock, net of premiums received at September 30, 2001. The options expired out-of-the-money on October 5, 2001.

4.  Reserve for Special Charge

During the fourth quarter of 2000, the Company incurred a $24.1 million special charge comprised of $20.2 million for the write-down of the carrying value of certain assets and the establishment of accrued liabilities for cash payments of $3.9 million.  The accrued liabilities were primarily comprised of the future lease payments pertaining to the closure of certain restaurants and field offices, settlement of vendor litigation and severance of certain employees. As of September 30, 2001, the Company had paid approximately $2.0 million associated with these accrued liabilities.  We expect to pay substantially all remaining exit cost liabilities, which are primarily comprised of future lease payments for closed restaurants, by mid 2002.

5.     Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000

Net income	$10,451	$11,461	$35,717	$35,978
Cumulative effect of accounting change, net of tax	-	-	(1,053)	-
Change in valuation of interest rate collar, net of tax	(1,113)	-	(2,093)	-
Unrealized loss on investments, net of tax	-	21	-	(481)
Other, net	25	(130)	(170)	232
Comprehensive income	$9,363	$11,352	$32,401	$35,729

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

Segment information is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000

Revenues from external customers:
Domestic restaurants	$107,753	$108,542	$336,888	$330,342
Domestic commissaries	97,426	83,112	284,472	254,598
Domestic franchising	13,252	12,630	40,390	37,983
International	8,163	7,537	23,334	22,630
All others	13,479	12,982	42,156	37,834
Total revenues from external customers	$240,073	$224,803	$727,240	$683,387

Intersegment revenues:
Domestic commissaries	$31,887	$30,819	$96,237	$92,879
Domestic franchising	152	39	307	118
International	588	559	1,712	1,759
All others	4,110	3,949	12,513	12,146
Total intersegment revenues	$36,737	$35,366	$110,769	$106,902

Income (loss) before income taxes:
Domestic restaurants	$707	$3,661	$9,457	$11,244
Domestic commissaries	5,942	5,252	19,787	18,084
Domestic franchising	12,553	11,254	37,273	34,097
International	431	101	135	775
All others	1,117	1,773	2,613	3,781
Unallocated corporate expenses (A)	(3,939)	(3,571)	(11,758)	(9,675)
Elimination of intersegment (profits) loss	(25)	17	(140)	(19)
Total income before income taxes	$16,786	$18,487	$57,367	$58,287

Fixed assets:
Domestic restaurants	$159,895
Domestic commissaries	65,072
International	5,272
All others	11,378
Unallocated corporate assets	106,725
Accumulated depreciation and amortization	(100,261)
Net fixed assets	$248,081

Note: Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

(A)   The increase in unallocated corporate expenses for the nine months ended September 30, 2001 is primarily due to an increase in net interest and other general expenses, partially offset by a decrease in the special charge (incurred in 2000) and a decrease in general and administrative expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restaurant Progression:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000

Papa John's Restaurant Progression:
U.S. Company-owned:
Beginning of period	639	605	631	573
Opened	3	13	15	29
Closed	-	(1)	(7)	(2)
Acquired from franchisees	-	1	16	23
Sold to franchisees	(19)	(2)	(32)	(7)
End of period	623	616	623	616
International Company-owned:
Beginning of period	10	1	10	-
Opened	-	-	-	1
Converted (1)	-	5	-	5
End of period	10	6	10	6
U.S. franchised:
Beginning of period	1,937	1,784	1,902	1,681
Opened	39	56	117	185
Closed	(22)	(10)	(48)	(19)
Acquired from Company	19	2	32	7
Sold to Company	-	(1)	(16)	(23)
Reclassification (2)	-	-	(14)	-
End of period	1,973	1,831	1,973	1,831
International franchised:
Beginning of period	106	46	69	26
Opened	9	10	23	30
Opened - UK	2	-	4	-
Closed	(1)	-	(1)	-
Converted (1)	-	-	7	-
Reclassification (2)	-	-	14	-
End of period	116	56	116	56
Total restaurants — end of period	2,722	2,509	2,722	2,509

Perfect Pizza Restaurant Progression:
Company-owned:
Beginning of period	3	12	3	12
Opened	-	-	1	-
Closed	-	-	-	(1)
Acquired from franchisees	-	-	-	1
Sold to franchisees	-	-	(1)	-
Converted (1)	-	(5)	-	(5)
End of period	3	7	3	7
Franchised:
Beginning of period	196	196	202	194
Opened	1	2	2	5
Closed	(5)	(2)	(6)	(2)
Acquired from Company	-	-	1	-
Sold to Company	-	-	-	(1)
Converted (1)	-	-	(7)	-
End of period	192	196	192	196
Total restaurants - end of period	195	203	195	203

(1)    Represents Perfect Pizza restaurants converted to Papa John's restaurants during the period.

(2)    Represents the reclassification of 11 Hawaii units and 3 Alaska units opened prior to 2001 from domestic franchising to international franchising.  Effective January 1, 2001, for restaurant unit purposes, "domestic" operations includes only those units located in the contiguous United States.

Results of Operations

Revenues.  Total revenues increased 6.8% to $240.1 million for the three months ended September 30, 2001, from $224.8 million for the comparable period in 2000, and 6.4% to $727.2 million for the nine months ended September 30, 2001, from $683.4 million for the comparable period in 2000.

Domestic Company-owned restaurant sales were relatively flat at $107.8 million for the three months ended September 30, 2001, compared to $108.5 million for the same period in 2000, and increased 2.0% to $336.9 million for the nine months ended September 30, 2001, from $330.3 million for the comparable period in 2000. Sales were favorably impacted by an increase of 3.4% and 5.3% in the number of equivalent Company-owned Papa John’s restaurants opened during the three and nine months ended September 30, 2001, respectively, compared to the corresponding periods in the prior year. “Equivalent restaurants” represents the number of restaurants open at the beginning of a period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Company-owned restaurant sales were negatively impacted by a comparable sales decrease of 3.3% and 1.5% for the three and nine months ended September 30, 2001, respectively. Additionally, average sales decreased for units not in the comparable sales base.

Domestic franchise sales increased 10.2% to $319.8 million for the three months ended September 30, 2001, from $290.3 million for the same period in 2000, and 11.9% to $975.0 million for the nine months ended September 30, 2001, from $871.3 million for the comparable period in 2000. These increases primarily resulted from a 9.3% and 11.2% increase in the number of equivalent franchised domestic restaurants open during the three and nine months ended September 30, 2001, respectively, over the same periods in 2000. Comparable sales for franchised restaurants increased 1.3% and 2.0% for the three and nine months ended September 30, 2001, respectively. Domestic franchise royalties increased 8.9% to $12.4 million for the three months ended September 30, 2001, from $11.4 million for the comparable period in 2000, and increased 11.0% to $37.9 million for the nine months ended September 30, 2001, from $34.2 million for the same period in 2000. These increases resulted from the increase in domestic franchise sales previously described.

The comparable sales base and average weekly sales for the three and nine months ended September 30, 2001 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001
	Company	Franchise	Company	Franchise

Comparable sales base units	572	1,690	560	1,568
Comparable sales base percentage	93%	87%	90%	82%
Average weekly sales - comparable units	$13,643	$12,967	$14,302	$13,599
Average weekly sales - other units	$10,614	$10,305	$10,235	$10,481
Average weekly sales - all units	$13,421	$12,610	$13,895	$13,029

Domestic franchise and development fees decreased to $806,000 for the three months ended September 30, 2001, from $1.2 million for the same period in 2000, and decreased to $2.5 million for the nine months ended September 30, 2001, from $3.8 million for the comparable period in 2000. These decreases were due to 39 and 117 domestic franchise openings during the three and nine months ended September 30, 2001, compared to 56 and 185 opened during the same periods in 2000.

Domestic commissary, equipment and other sales increased 15.4% to $110.9 million for the three months ended September 30, 2001, from $96.1 million for the same period in 2000, and increased 11.7% to $326.6 million for the nine months ended September 30, 2001, from $292.4 million for the same period in 2000. The increases were primarily a result of the previously mentioned increase in equivalent units and sales. The increase in the third quarter revenue was also due to expanded insurance and other services provided to franchisees and increased commodity costs, primarily cheese.

International revenues, which include the Perfect Pizza operations, increased 12.6% and 10.7% for the three and nine months ended September 30, 2001, compared to the same periods in 2000 prior to the impact of unfavorable currency exchange rates.  After the impact of exchange rates, international revenues increased 8.3% to $8.2 million for the three months ended September 30, 2001, from $7.5 million for the same period in 2000, and increased 3.1% to $23.3 million for the nine months ended September 30, 2001, from $22.6 million for the same period in 2000. These increases were due to an increase in the number of equivalent international franchise units open in 2001 compared to the 2000 period.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 17.2% and 18.4% for the three and nine months ended September 30, 2001, compared to 19.4% and 19.5% for the same periods in 2000, consisting of the following differences:

•      Cost of sales was 1.7% higher for the three-month period in 2001 compared to the same period in 2000 due to an increase in commodity costs, primarily cheese. Cost of sales was 0.3% lower for the nine-month period in 2001 compared to the same period in 2000 due primarily to lower cheese prices, partially offset by increases in certain other commodity costs.

•      Salaries and benefits were 1.0% and 1.8% higher for the three and nine month periods in 2001, compared to the same periods in 2000 due primarily to higher wage rates.

•      Advertising and related costs were 0.3% ($400,000) and 1.0% ($2.7 million) lower for the three and nine month periods in 2001, compared to the same periods in 2000 due to spending reductions.

•      Occupancy costs were 0.5% and 0.6% higher for the three and nine month periods in 2001 compared to the same periods in 2000 due to higher utility and rental costs.

•      Other operating expenses decreased 0.7% for the three months ended September 30, 2001, compared to the prior year due to improved cost controls. Other operating expenses as a percentage of sales were flat for the nine months ended September 30, 2001, compared to the prior year, as the impact of improved cost controls was offset by costs associated with a first quarter 2001 corporate operations team meeting previously held in the fourth quarter of 1999.

Domestic commissary, equipment and other margin was 10.2% during the third quarter for both 2001 and 2000, and 10.8% for the nine months ended September 30, 2001, compared to 10.5% for the same period in 2000.  Cost of sales decreased to 74.2% for the three months ended September 30, 2001 from 75.0% in 2000, due to the impact of increased revenues from expanded services provided in 2001 with no corresponding cost of sales, partially offset by an increase in cheese costs. Cost of sales decreased to 73.1% for the nine months ended September 30, 2001 from 75.0%  in 2000, primarily resulting from the impact of lower cheese costs and the impact of the increased revenues from expanded insurance and other services provided in 2001 with no corresponding cost of sales. Salaries and benefits and other operating costs as a percentage of sales increased to 15.6% for the third quarter of 2001, from 14.8% in 2000, and increased to 16.1% for the nine months ended September 30, 2001, from 14.5% for the same period in 2000. The increases are primarily a result of costs related to expanded insurance and other services provided to franchisees in 2001.

International operating margin increased to 17.6% for the three-month period in 2001 from 13.5% in 2000 due primarily to an improvement in Company-owned restaurant operations in the United Kingdom. International operating margin decreased to 14.7% for the nine-month period in 2001 from 16.9% in 2000 due primarily to an increase in costs to support the conversion of Perfect Pizza restaurants to Papa John’s in the United Kingdom.

General and administrative expenses decreased to 7.0% of revenues in the third quarter of 2001, compared to 7.7% of revenues for the comparable period in 2000, due to the Company’s ongoing efforts to control costs during 2001 primarily through organizational efficiencies resulting from the Company’s February 2001 management restructuring. General and administrative expenses for the nine months ended September 30, 2001 were 7.1% of revenues compared to 7.6% of revenues in the same period of 2000, prior to the impact of management bonuses earned this year for exceeding earnings targets. After the impact of such bonuses, the 2001 general and administrative expenses represented 7.3% of revenues.

The special charge of $1.0 million for the nine months ended September 30, 2000, represents costs (principally legal costs) associated with the lawsuit filed against us by Pizza Hut, Inc. claiming that our "Better Ingredients. Better Pizza." slogan constituted false and deceptive advertising.  On March 19, 2001, the United States Supreme Court denied Pizza Hut's Petition for Writ of Certiorari pertaining to this matter.

Pre-opening and other general expenses were $1.7 million in the third quarter of 2001, compared to a net gain of $477,000 for the same period in 2000, and $2.8 million for the first nine months of 2001, compared to $463,000 for the same period in 2000. Pre-opening costs of $21,000, relocation costs of $484,000 and net disposition-related costs of $881,000 were included in third quarter 2001 amount, compared to pre-opening costs of $386,000, no relocation costs and net disposition-related gains of $672,000 in the 2000 amount. Pre-opening costs of $177,000, relocation costs of $877,000 and net disposition-related losses of $308,000 were included in the nine months ended September 30, 2001, compared to pre-opening costs of $739,000, relocation costs of $663,000 and net disposition-related gains of $843,000 in the 2000 amount.  The year-to-date 2001 amount also includes costs related to franchise support initiatives undertaken during 2001.

Depreciation and amortization was $9.0 million (3.7% of revenues) for the three months ended September 30, 2001, compared to $8.7 million (3.9% of revenues) for the same period in 2000, and $26.3 million (3.6% of revenues) for the nine months ended September 30, 2001, compared to $25.4 million (3.7% of revenues) for the same period in 2000. Goodwill amortization for the three and nine months ended September 30, 2001, was $704,000 and $2.1 million, compared to $776,000 and $2.3 million for the same periods in 2000.

Net interest expense was $1.6 million in the third quarter of 2001, compared to $1.7 million in 2000, and $5.4 million for the nine months ended September 30, 2001, compared to $3.3 million for the same period in 2000. The increase for the nine-month period is due to an increase in the debt incurred by the Company to fund our stock repurchase program. The average interest rate on our debt was 6.6% for the first nine months of 2001 compared to 7.0% for the same period in 2000.

The effective income tax rate was 37.7% for the three and nine months ended September 30, 2001, compared to 38.0% and 38.3% for the comparable periods in 2000, due primarily to effective state and local tax planning strategies.

Operating Income and Earnings per Common Share.  Operating income for the three months ended September 30, 2001 was $18.4 million or 7.7% of total revenues, compared to $20.2 million or 9.0% of revenues in 2000, and increased to $62.8 million or 8.6% of total revenues for the nine months ended September 30, 2001, from $61.6 million or 9.0% of total revenues for the same period in 2000. The decline in 2001 operating income as a percentage of sales for the three and nine months ended September 30, 2001 was principally due to a decrease in restaurant operating margin and an increase in pre-opening and other general expenses as previously discussed.

Diluted earnings per share for the three months ended September 30, 2001 was $0.46 compared to $0.48 in 2000 and $1.57 for the nine months ended in 2001 compared to $1.41 in 2000. In December 1999, the Company began a share repurchase program for its common stock. Through September 30, 2001, a total of 8.3 million shares were repurchased under the program.  The repurchase of the Company's common shares resulted in an increase in diluted earnings per share of approximately $0.03 for the three months ended September 30, 2001 and $0.10 for the nine months ended September 30, 2001, compared to the same periods for 2000.

Liquidity and Capital Resources

Cash flow from operations increased to $68.4 million for the nine months ended September 30, 2001, from $60.5 million for the comparable period in 2000, due primarily to changes in components of working capital. The principal changes in working capital were a reduction in inventories and an increase in accrued income taxes.

We require capital primarily for the development and acquisition of restaurants, the addition of new commissary and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. Additionally, we began a share repurchase program in December 1999. Share repurchases of $14.5 million, capital expenditures of $26.3 million, net payments on debt of $33.8 million, and net loans to franchisees of $4.5 million for the nine months ended September 30, 2001, were funded primarily by cash flow from operations, proceeds from stock option exercises, proceeds from restaurant divestitures, the liquidation of investments and available cash and cash equivalents.

The Board of Directors has authorized the repurchase of up to $275.0 million of the Company’s common stock through December 30, 2001, and $72.5 million was remaining for repurchase under this authorization as of September 30, 2001. During the nine months ended September 30, 2001, the Company repurchased 657,000 shares for $14.5 million at an average price of $22.14 per share. A total of 8.3 million shares have been repurchased for $202.5 million at an average price of $24.47 since the repurchase program started in 1999. The Company’s debt, which is primarily due to the stock repurchase program, was $112.8 million at September 30, 2001, compared to $146.6 million at December 31, 2000.

Capital resources available at September 30, 2001, include $11.6 million of cash and cash equivalents and approximately $87.9 million remaining borrowing capacity under a $200.0 million, three-year, unsecured revolving line of credit agreement expiring in March 2003. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2001 from these resources and operating cash flows.

Forward Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location and food quality; an increase in food cost due to seasonal fluctuations, weather or demand; changes in consumer tastes or demographic trends; changes in federal or state laws, such as increases in minimum wage; and risks inherent to international development, including operational or market risks associated with the planned conversion of Perfect Pizza restaurants to Papa John’s in the United Kingdom. See “Part I. Item 1. – Business Section - Forward Looking Statements” of the Form 10-K for the fiscal year ended December 31, 2000 for additional factors.

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

There were no reports filed on Form 8-K during the quarterly period ended September 30, 2001.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s debt at September 30, 2001 is principally comprised of a $112.1 million outstanding principal balance on the $200.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR). The interest rate on the revolving line of credit was 3.26% as of September 30, 2001. In March 2000, we entered into a $100.0 million interest rate collar, which is effective until March 2003. The collar establishes a 6.36% floor and a 9.50% ceiling on the LIBOR base rate on a no-fee basis. As a result of the collar, the effective interest rate on the line of credit was 6.58% as of September 30, 2001. An increase in the interest rate of 100 basis points, which would be mitigated by the interest rate collar based on present interest rates, would increase interest expense approximately $121,000 annually.

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

                                                                                                       PAPA JOHN’S INTERNATIONAL, INC.

                                                                                                    (Registrant)

Date:  November 13, 2001

J. David Flanery, Vice President-Finance and Controller