Form 10-K405
period 2001-12-30
PAPA JOHNS INTERNATIONAL INC
filed 2002-03-27
CIK 901491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                                 Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2001

OR

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0–21660

PAPA JOHN’S INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1203323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2002 Papa John’s Boulevard
Louisville, Kentucky 40299-2334
(Address of principal executive offices)

(502) 261–7272
(Registrant’s telephone number, including area code)

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

                                       Yes   ☒                                            No   ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  ☒

          As of March 15, 2002 there were 20,900,240 shares of the Registrant’s Common Stock outstanding.  The aggregate market value of the shares of Registrant’s Common Stock held by non-affiliates of the Registrant at such date was $359,922,797 based on the last sale price of the Common Stock on March 15, 2002 as reported by The NASDAQ Stock Market.  For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2002.

PART I

Item 1.  Business

General

Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carry-out restaurants under the trademark “Papa John’s” domestically in 47 states, the District of Columbia and nine international markets, and under the trademark “Perfect Pizza” in the United Kingdom. The first Company-owned Papa John’s restaurant opened in 1985 and the first franchised restaurant opened in 1986. We acquired Perfect Pizza Holdings Limited (referred to as “Perfect Pizza” and “Papa John’s UK”) in 1999 as part of our plan to develop restaurants internationally (see Business - Expansion). At December 30, 2001, there were 2,729 Papa John’s restaurants in operation, consisting of 611 Company-owned and 2,118 franchised restaurants. Additionally, there were 193 Perfect Pizza restaurants in operation, consisting of three Company-owned and 190 franchised restaurants.

Strategy

Our goal is to build the strongest brand loyalty of all pizzerias internationally. To accomplish this goal, we have developed a strategy designed to achieve high levels of customer satisfaction and repeat business, as well as to establish recognition and acceptance of the Papa John’s brand.  The key elements of our strategy include:

Focused Menu.  Papa John’s restaurants offer a focused menu of high-quality pizza, breadsticks and cheesesticks.  Papa John’s traditional crust pizza is prepared using fresh dough (never frozen), cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat and vegetable toppings. Papa John’s thin crust pizza is made with a par-baked crust and the same high-quality toppings. We believe our focused menu creates a strong identity in the marketplace, while also simplifying operations at our restaurants.

Efficient Operating System. We believe our operating and distribution systems, restaurant layout and designated delivery areas result in lower restaurant operating costs and improved food quality, and promote superior customer service. Our Quality Control Center (“QC Centers”) system takes advantage of volume purchasing of food and supplies, and provides consistency and efficiencies of scale in dough production.  This eliminates the need for each restaurant to order food from multiple vendors and commit substantial labor and other resources to dough preparation.  Because Papa John’s restaurants have a focused menu and specialize in delivery and carry-out services, each team member can concentrate on a well-defined function in preparing and delivering the customer’s order.

Commitment to Team Member Training and Development.  We are committed to the development and motivation of our team members through training programs, incentive compensation and opportunities for advancement.  Team member training programs are conducted for corporate team members, and offered to our franchisees at training centers across the United States. We offer performance-based financial incentives to restaurant team members at various levels. Our growth also provides significant opportunities for advancement. We believe these factors create an entrepreneurial spirit throughout Papa John’s, resulting in a positive work environment and motivated, customer-oriented team members.

Marketing.  Our restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of targeted print materials in direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. In markets where Papa John’s has a significant presence, local marketing efforts are supplemented with radio and television advertising.  Four national television campaigns aired in 2001.

Franchise System. We are committed to developing a strong franchise system by attracting experienced operators, allowing them to expand in a controlled manner and monitoring their compliance with our high standards. We seek to attract franchisees with experience in multi-unit restaurant operations and with the financial resources and management capability to open multiple locations.  To ensure consistent food quality, each domestic franchisee is required to purchase dough and spice mix from our QC Centers and purchase all other supplies from our QC Centers or approved suppliers. QC Centers outside the U.S. may be operated by franchisees pursuant to license agreements. We devote significant resources to provide Papa John’s franchisees with assistance in restaurant operations, management training and team member training, marketing, site selection and restaurant design.

 Unit Economics

We believe our unit economics are exceptional.  In 2001, the 573 domestic Company-owned restaurants included in the most recent quarter’s comparable restaurant base generated average annual sales, based on a 52-week year, of $739,000, average cash flow (operating income plus depreciation) of $142,000 and average restaurant operating income of $113,000 (or 15.3% of average sales).

The average cash investment for the 20 domestic Company-owned restaurants opened during the 2001 fiscal year, exclusive of land, was approximately $273,000. We expect the average cash investment for the 10 to 15 Company-owned restaurants expected to open in 2002 to be approximately $275,000.

Expansion

A total of 207 Papa John’s restaurants were opened during 2001, consisting of 20 Company-owned and 187 franchised restaurants, while 97 Papa John’s restaurants closed during 2001, consisting of 17 Company-owned and 80 franchised. During 1999, we acquired Perfect Pizza, an operator and franchisor of 206 delivery and carry-out pizza restaurants in the United Kingdom (see “Note 3” of “Notes to Consolidated Financial Statements”). During 2001, three Perfect Pizza restaurants were opened (one corporate and two franchised), eight franchised restaurants were closed, and we converted seven franchised-owned Perfect Pizza restaurants to Papa John’s units. The conversion of Perfect Pizza restaurants to Papa John’s will continue during the next three to four years.

During 2002, we plan to open approximately 10 to 15 Company-owned restaurants domestically and expect franchisees to open approximately 140 to 185 restaurants (95 to 130 domestically and 45 to 55 internationally). We also expect approximately 50 to 100 restaurants, primarily franchised, to close during 2002.  Domestic unit expansion is expected to spread throughout markets across the United States.  International expansion in 2002 is planned primarily in Central and South America, Europe, the Middle East and the United Kingdom. The Company also plans to pursue franchisees throughout the Asia/Pacific Rim region.

The ability of the Papa John’s system to open new restaurants is affected by a number of factors, many of which are beyond our control and the control of our franchisees.  These factors include, among other things, selection and availability of suitable restaurant and QC Center sites, increases in food, paper or labor costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, cost of equipment, increased cost of utilities and insurance, and the hiring, training and retention of management and other personnel.  International development is impacted by additional factors, including economic and political environments, the ability to source food and other products economically, and currency regulations and fluctuations. Accordingly, there can be no assurance that the Papa John’s system will be able to meet planned growth targets or open restaurants in markets now targeted for expansion.

Our Company-owned expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants within a particular market results in increased average restaurant sales in that market. We have co-developed markets with some franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future.  In determining which new markets to develop, we consider many factors, including the size of the market, demographics and population trends, competition, and availability and costs of real estate. Before entering a new market, we analyze detailed information concerning these factors and each market is toured and evaluated by a member of our development team.

Menu

Papa John’s restaurants offer a focused menu of high-quality pizza, breadsticks and cheesesticks, as well as canned or bottled soft drinks.  Papa John’s traditional crust pizza is prepared using fresh dough (never frozen), and our thin crust pizza is made with a prepared crust.  Papa John’s pizzas are made from spring wheat flour, cheese made from 100% real mozzarella, fresh-packed pizza sauce made with vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat and vegetable toppings.  Fresh onions, green peppers and baby portabella mushrooms can be purchased from the QC Center system, which delivers twice weekly. Each traditional crust pizza is served with a container of our special garlic sauce and two pepperoncinis, and each thin crust pizza is served with a container of special seasonings and two pepperoncinis. We believe our focused menu helps create a strong identity among consumers and simplifies operations, resulting in lower restaurant operating costs, improved food quality and consistency and superior customer service.  Additionally, we may from time to time test product variations or new products. Ice cream and chicken wings are two such products tested in various markets during 2001.

Restaurant Design and Site Selection

Backlit awnings, neon window designs and other visible signage characterize the exterior of most Papa John’s restaurants.  A typical domestic Papa John’s restaurant averages 1,100 to 1,600 square feet and a typical international Papa John’s restaurant averages 900 to 1,400 square feet. Papa John’s restaurants are designed to facilitate a smooth flow of food orders through the restaurant.  The layout includes specific areas for order taking, pizza preparation and routing, resulting in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of food products.  The typical interior of a Papa John’s restaurant has a vibrant red and white color scheme with green striping, and includes a bright menu board, custom counters and a carry-out customer area.  The counters are designed to allow customers to watch the team members slap out the dough and put sauce and toppings on pizzas.

We consider the location of a restaurant to be important and therefore devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics, target population density, household income levels and competitive factors.  A member of our development team inspects each potential domestic Company-owned or franchised restaurant location and the surrounding market before a site is approved. Our restaurants are typically located in strip shopping centers or freestanding buildings that provide visibility, curb appeal and accessibility. Our restaurant design may be configured to fit a wide variety of building shapes and sizes, which increases the number of suitable locations for our restaurants.

During the past several years, an increasing number of freestanding restaurants have been opened in the Papa John’s system. We seek either existing buildings suitable for conversion, or locations suitable for the construction of our prototype restaurant.  Freestanding buildings generally provide more signage and better visibility, accessibility and parking.  We believe that these locations improve Papa John’s image and brand awareness. At year-end, freestanding units represented approximately 23% of domestic Company-owned restaurants. We expect this ratio to remain fairly constant in future years. We also own 11 multi-bay units (where we lease excess space to third party tenants); we do not expect to significantly increase the number of these units.

All of the equipment, fixtures and smallwares needed to open a Papa John’s restaurant are available for purchase through us. We also provide layout and design services and recommendations for subcontractors, signage installers and telephone systems to Papa John’s franchisees.  Although not required to do so, substantially all Papa John’s franchisees purchase most of their equipment from us.

Quality Control Centers; Strategic Supply Chain Management

Our domestic QC Centers, comprised of eleven regional production and distribution centers, supply pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant. This system enables us to monitor and control product quality and consistency, while lowering food costs. Our full-service QC Centers are located in Louisville, Kentucky; Dallas, Texas; Pittsburgh, Pennsylvania; Orlando, Florida; Raleigh, North Carolina; Jackson, Mississippi; Denver, Colorado; Rotterdam, New York; Portland, Oregon, Des Moines, Iowa; and Phoenix, Arizona. The QC Center system capacity is continually evaluated in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant.

We owned a full-service international QC Center in Cambridge, Canada that closed in the fourth quarter of 2001 due to franchise restaurant closings and a reduced development outlook in its service area. Our subsidiary, Papa John’s UK, owns a distribution center in the United Kingdom that will be converted to a full-service commissary during late 2002. The primary difference between a full-service QC Center and a distribution center is that full-service QC Centers produce fresh pizza dough in addition to providing other food and paper products used in our restaurants. International full-service QC Centers, licensed to franchisees, are located in Canada, Mexico, Honduras, Saudi Arabia, Alaska, Puerto Rico, Costa Rica, Venezuela, and Guatemala. We expect future international QC Centers to be licensed to franchisees; however, we may open Company-owned QC Centers at our discretion. We also have the right to acquire licensed QC Centers from our international licensees in certain circumstances.

We set quality standards for all products used in our restaurants and designate approved outside suppliers of food and paper products that meet our quality standards.  In order to ensure product quality and consistency, all of our restaurants are required to purchase proprietary spice mix and dough from our QC Centers. Franchisees may purchase other goods directly from our QC Centers or approved suppliers. National purchasing agreements with most of our suppliers generally result in volume discounts to us, allowing us to sell products to our restaurants at prices that we believe are below those generally available in the marketplace. Within our domestic QC Center system, products are distributed to restaurants by refrigerated trucks leased and operated by us or transported by a dedicated logistics company.

PJ Food Service, our wholly-owned subsidiary that operates our domestic Company-owned QC Centers, has a purchasing arrangement with a third-party entity formed at the direction of the Franchise Advisory

Council (see Franchise Program — Franchise Advisory Council) for the sole purpose of reducing cheese price volatility.  Under this arrangement, PJ Food Service purchases cheese at a fixed quarterly price based in part on historical average cheese prices.  Gains and losses incurred by the selling entity are passed to the commissary via adjustments to the selling price over time.  Ultimately PJ Food Service purchases cheese at a price approximating the actual average market price, but with more predictability and less volatility than the previous purchasing method. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

Marketing Programs

All Company-owned and franchised Papa John’s restaurants within a developed market are required to join an advertising cooperative (“Co-op”).  Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as radio, television and print advertising.  The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members.  The restaurant-level and Co-op marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John’s Marketing Fund, Inc., a non-profit corporation (the “Marketing Fund”).  The Marketing Fund produces and buys air time for Papa John’s national television commercials, in addition to other brand-building activities, such as consumer research. All domestic Company-owned and franchised Papa John’s restaurants are required to contribute a percentage of sales to the Marketing Fund. The contribution percentage was 1.25% throughout 2001 and is expected to be the same rate throughout 2002.

Restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of targeted print materials in direct mail and store-to-door couponing.  The local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations.  In markets in which Papa John’s has a significant presence, local marketing efforts are supplemented with radio and television advertising.

We provide both Company-owned and franchised restaurants with catalogs for the purchase of uniforms and promotional items and pre-approved print marketing materials. We also provide direct marketing services to Company-owned and franchised restaurants using customer information gathered by our proprietary point-of-sale technology (see Company Operations — Point of Sale Technology).

We have developed a system by which all domestic customers are able to place orders on-line via the internet. We receive a fee, based on on-line sales, from domestic franchisees for this service.

Company Operations

Restaurant Personnel.  A typical Papa John’s restaurant employs a restaurant manager, one or two assistant managers and approximately 20 to 25 hourly team members, most of whom work part-time. The manager is responsible for the day-to-day operation of the restaurant and maintaining Company-established operating standards.  The operating standards and other resources are contained in a comprehensive operations manual supplied to each restaurant and updated regularly. We seek to hire experienced restaurant managers and staff, provide comprehensive training on operations and managerial skills, and motivate and retain them by providing opportunities for advancement and performance-based financial incentives.

We employ area supervisors, each of whom has responsibility for overseeing three to six Company-owned restaurants. We also employ operations vice presidents and district managers who oversee area supervisors and managers within their respective markets. These team members are eligible to earn performance-based financial incentives.

Training and Education. We have a department dedicated to training and developing team members, as well as assisting with new restaurant openings. We have full-time training coordinators for our markets and regional training directors located strategically across the country. We provide an on-site training team three days before and three days after the opening of any Company-owned or franchised restaurant requesting assistance.  Each operations vice president, district manager, area supervisor and restaurant manager completes our management training program and on-going development programs in which instruction is given on all aspects of our systems and operations.  The programs include classroom instruction and hands-on training at an operating Papa John’s restaurant or at Company-certified training centers. Our training includes new team member orientation, in-store and delivery training, core management skills training, new product or program implementation and ongoing developmental programs.

Point of Sale Technology.  Point of sale technology (our proprietary PROFIT SystemTM) is in place in substantially all Company-owned and franchised restaurants. We believe this technology facilitates faster and more accurate ordertaking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs. We believe the PROFIT System enhances restaurant-level marketing capabilities through the development of a database containing information on customers and their buying habits with respect to our products.  Polling capabilities allow us to obtain restaurant-operating information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting.

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

Franchise Program

General. We continue to attract many franchisees with significant restaurant experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is excellent.  As of December 30, 2001, there were 2,118 franchised Papa John’s restaurants operating in 47 states, the District of Columbia, and nine international markets, and 190 franchised Perfect Pizza restaurants operating in the United Kingdom. We have development agreements with our domestic franchisees for approximately 312 additional franchised restaurants committed to open through 2006 and agreements for 320 additional international franchised restaurants to open through 2006. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. Formal development agreements for franchised Perfect Pizza restaurants do not exist and we do not plan to open any new Perfect Pizza units. Our plan is to attract new franchisees, as well to work with existing franchisees, to open new Papa John’s restaurants in the United Kingdom.  During the 2001 fiscal year, 187 (139 domestic and 48 international) franchised Papa John’s restaurants were opened, and two Perfect Pizza franchised restaurants were opened.

Approval.  Franchisees are approved on the basis of the applicant’s business background, restaurant operating experience and financial resources. We generally seek franchisees that will enter into development agreements for multiple restaurants.  We seek franchisees that have restaurant experience or, in the case of franchisees that do not have restaurant experience, we require the franchisee to hire a full-time operator who has either an equity interest or the right to acquire an equity interest in the franchise operation.

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

Our current standard domestic franchise agreement provides for a term of ten years (with one ten-year renewal option) and payment to us of a royalty fee of 4% of sales.  The current agreement, as well as substantially all existing franchise agreements, permits us to increase the royalty fee up to 5% of sales after the agreement has been in effect for three years.  However, the royalty fee cannot be increased to an amount greater than the percentage royalty fee then in effect for new franchisees.

We have the right to terminate a franchise agreement for a variety of reasons, including a franchisee’s failure to make payments when due or failure to adhere to our policies and standards.  Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise.

We opened our first franchised restaurant outside the United States in 1998.  Beginning in 2001, we changed the definition of international markets to be all markets outside the contiguous United States.  In international markets, we enter into either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area.  Under a master franchise agreement, the franchisee has the right to subfranchise a portion of the development to one or more subfranchisees approved by us.  Under our current standard international development agreement (except for Hawaii and Alaska in which the terms are the same as domestic restaurants), the franchisee is required to pay total fees of $25,000 per restaurant, $5,000 at the time of signing the agreement, and $20,000 when the restaurant opens or the agreed-upon development date, whichever comes first.  Under our current master franchise agreement, the master franchisee is required to pay total fees of $25,000 per restaurant owned and operated by the master franchisee, under the same terms as for the development agreement, and $15,000 for each subfranchised restaurant, $5,000 at the time of signing the agreement and $10,000 when the restaurant opens or the agreed-upon development date, whichever comes first.

Our current standard international master franchise and development agreements provide for payment to us of a royalty fee of 5% of sales (including sales by subfranchised restaurants), with no provision for increase.  The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our standard domestic franchise agreement.

We franchise restaurants in the United Kingdom under Perfect Pizza franchise agreements, which were in effect at the time of our acquisition in 1999. These franchise agreements differ from our standard international franchise agreements in many respects, although with few material differences. A principal difference is the term of the agreement, which is five years. The franchisee fee is £10,000 (approximately $14,500 at an exchange rate of $1.45 as of December 30, 2001), and the royalty rate of 5% is the same as in our standard international agreements. The Perfect Pizza system has been developed principally through franchising of individual restaurants to single location franchisees. Thus, the system has no equivalent to our development agreements or master franchise agreements.

We have entered into a limited number of development and franchise agreements for non-traditional restaurant units. These agreements generally cover venues or areas not originally targeted for development and have terms differing from the standard agreement.  These agreements have not had a significant impact on our revenues or earnings.

Franchise Restaurant Development. We provide assistance to Papa John’s franchisees in selecting sites, developing restaurants and evaluating the physical specifications for typical restaurants.  Each franchisee is responsible for selecting the location for its restaurants but must obtain our approval of restaurant design and location based on accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic. We provide design plans, fixtures and equipment for most franchisee locations.

Franchisee Loan Program. We have a program under which selected franchisees can borrow funds principally for use in the construction and development of their restaurants. Loans made under the program typically bear interest at fixed or floating rates (ranging from 4.5% to 9.5% at December 30, 2001, with an average of 6.0%) and are secured by the fixtures, equipment and signage (and where applicable, the land) of the restaurant and the ownership interests in the franchisee. At December 30, 2001, loans outstanding under the franchise loan program totaled $17.6 million, net of estimated allowance for doubtful collection of certain notes. We do not plan to significantly expand the franchisee loan program. See “Note 7” of “Notes to Consolidated Financial Statements” for additional information.

We have a commitment to lend up to $7.6 million to BIBP Commodities, Inc. (“BIBP”), an independent franchisee-owned corporation. At December 30, 2001, no amounts were outstanding from BIBP. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Insurance Program.  We provide our franchisees an opportunity to purchase various insurance policies, such as non-owned automobile and workers compensation, through our insurance agency, Risk Services Corp.  In October 2000, we established a captive insurance company located in Bermuda, RSC Insurance Services, Ltd., to accommodate this business. We have specific and aggregate reinsurance to limit the exposure to the captive insurance company. See “Note 8” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Training and Support.  Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program and who devotes his or her full business time and efforts to the operation of the franchisee’s restaurants.  Each franchise restaurant manager is also required to complete our Company-certified management training program. We provide an on-site training crew three days before and three days after the opening of a franchisee’s first two restaurants. Ongoing supervision of training is monitored by the corporate franchise training team. Multi-unit franchisees are encouraged to hire a full-time training coordinator certified to deliver Company-approved programs in order to train new team members and management candidates for their restaurants. Our area franchise directors maintain open communication with the franchise community, relaying operating and marketing information and new ideas between franchisees and us.

Franchise Operations.  All franchisees are required to operate their Papa John’s restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs.  Each franchisee has full discretion to determine the prices to be charged to its customers.

Franchise Advisory Council. We have a Franchise Advisory Council that consists of Company and franchisee representatives.  The Advisory Council and subcommittees hold regular meetings to discuss new marketing ideas, operations, growth and other relevant issues.

Reporting.  We collect weekly and monthly sales and other operating information from Papa John’s franchisees.  We have agreements with most Papa John’s domestic franchisees permitting us to electronically debit the franchisees’ bank accounts for the payment of royalties, Marketing Fund contributions and QC Center purchases. This system significantly reduces the resources needed to process receivables, improves cash flow and virtually eliminates past-due accounts related to these items. During 2002, we plan to expand this payment collection methodology to other areas, including printing and promotional items. Franchisees generally are required to purchase and install the Papa John’s PROFIT System in their restaurants (see Company Operations — Point of Sale Technology).

Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than Papa John’s. Competitors include a large number of international, national and regional restaurant chains, as well as local pizza operators. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are, or may be, located. Within the pizza segment of the restaurant industry, we believe our primary competitors are the international pizza chains, including Pizza Hut, Domino’s and Little Caesars, and several regional chains. A change in the pricing or other marketing strategies of one or more of our competitors could have an adverse impact on our sales and earnings.

Changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business.  In addition, factors such as inflation and economic recession, increased cheese and other commodity costs, fuel costs, labor and benefits costs, utility costs and the lack of experienced management and hourly team members may adversely affect the restaurant industry in general and our restaurants in particular.

With respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts.  In general, there is also active competition for management personnel and attractive commercial real estate sites suitable for our restaurants.

Government Regulation

We, along with our franchisees, are subject to various federal, state and local laws affecting the operation of our respective businesses.  Each Papa John’s restaurant is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located.  Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Our full-service QC Centers are licensed and subject to regulation by state and local health and fire codes, and the operation of our trucks is subject to Department of Transportation regulations. We are also subject to federal and state environmental regulations.

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises.  Several state laws also regulate substantive aspects of the franchisor-franchisee relationship.  The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which would provide for federal regulation of the franchisor-franchisee relationship in certain respects.  The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship.  As we expand internationally, we will be subject to applicable laws in each jurisdiction where franchised units are established.

We are also subject to the Americans with Disabilities Act of 1990, which, among other things, may require renovations to restaurants to meet federally mandated requirements. The cost of these renovations is not expected to be material.  Further government initiatives could adversely affect Papa John’s as well as the restaurant industry.

Trademarks

Our rights in our principal trademarks and service marks are a significant part of our business. We are the owner of the federal registration of the trademark “Papa John’s.” We have also registered “Pizza Papa John’s and design” (our logo), “Better Ingredients. Better Pizza.” and “Pizza Papa John’s Better Ingredients. Better Pizza. and design” as trademarks and service marks. We also own federal registrations for several ancillary marks, principally advertising slogans. We have also applied to register our primary trademark, “Pizza Papa John’s and design,” in more than 90 foreign countries and the European Community. The “Perfect Pizza” trademark is also registered in the United Kingdom. We are aware of the use by other persons in certain geographical areas of names and marks which are the same as or similar to our marks. It is our policy to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.  See “Item 3. Legal Proceedings” and “Note 4” of “Notes to Consolidated Financial Statements” for additional information.

Employees

As of December 30, 2001, we employed 16,336 persons, of whom approximately 14,097 were restaurant team members, 725 were restaurant management and supervisory personnel, 619 were corporate personnel and 895 were commissary and support services personnel.  Most restaurant team members work part-time and are paid on an hourly basis.  None of our team members is covered by a collective bargaining agreement. We consider our team member relations to be excellent.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

1.         The ability of the Papa John’s system to continue to expand through the opening of new restaurants is affected by a number of factors, many of which are beyond our control. These factors include, among other things, selection and availability of suitable restaurant locations, increases in food, paper, labor and insurance costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, and the hiring, training and retention of management and other personnel.  Accordingly, there can be no assurance that system-wide,

Papa John’s will be able to meet planned growth targets, open restaurants in markets now targeted for expansion, or continue to operate in existing markets.

2.         The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Papa John’s system.  Some of these competitors have been in existence for a substantially longer period than Papa John’s and may be better established in the markets where restaurants operated by us or our franchisees are, or may be, located.  A change in the pricing or other marketing or promotional strategies of one or more of our major competitors could have an adverse impact on sales and earnings of our system-wide restaurant operations.

3.         An increase in the cost of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations. Cheese, which has historically represented 35% to 40% of our food cost and other commodities are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. Additionally, sustained increases in fuel and utility costs could adversely affect profitability of our restaurant and QC Center businesses.

4.         Changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants could adversely affect our restaurant business.

5.         System-wide restaurant operations are subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime.  A significant number of hourly personnel employed by our franchisees and us are paid at rates related to the federal minimum wage.  Accordingly, further increases in the minimum wage will increase labor costs for our system-wide operations. Additionally, labor shortages in various markets could result in higher required wage rates.

6.         Our international operations are subject to a number of additional factors, including international economic and political conditions, currency regulations and fluctuations, differing cultures and consumer preferences, diverse government regulations and structures, availability and cost of land and construction, ability to source high quality ingredients and other commodities in a cost-effective manner, and differing interpretation of the obligations established in franchise agreements with international franchisees. Accordingly, there can be no assurance that our international operations will achieve or maintain profitability or meet planned growth rates.

7.       Our planned conversion of Perfect Pizza restaurants to Papa John’s restaurants over the next three to four years represents the first time we have attempted to expand the Papa John’s brand in this manner.  There can be no assurance that all conversion issues will be identified and successfully addressed in a timely, cost-effective manner or that the existing Perfect Pizza market share can be successfully converted to Papa John’s.

Item 2.  Properties

As of December 30, 2001, there were 2,729 Papa John’s restaurants and 193 Perfect Pizza restaurants system-wide.

Number of
Company-owned Papa John’s Restaurants	Restaurants
Colorado	54
Florida	37
Georgia	67
Illinois	4
Indiana	40
Kentucky	41
Maryland	49
Minnesota	45
Missouri	18
New Jersey	21
New Mexico	12
North Carolina	53
Ohio	20
Pennsylvania	2
South Carolina	4
Tennessee	29
Texas	85
Virginia	20

Total Domestic Company-owned Papa John’s Restaurants	601
United Kingdom	10

Total Company-owned Papa John’s Restaurants	611

Number of
Domestic Franchised Papa John’s Restaurants	Restaurants
Alabama	61
Arizona	59
Arkansas	15
California	176
Colorado	4
Connecticut	1
Delaware	11
Florida	201
Georgia	58
Idaho	8
Illinois	83
Indiana	82
Iowa	23
Kansas	28
Kentucky	49
Louisiana	48
Maine	5
Maryland	28
Michigan	62
Minnesota	10
Mississippi	22
Missouri	38
Montana	9
Nebraska	18
Nevada	19
New Jersey	8
New Mexico	8
New York	29
North Carolina	60
North Dakota	6
Ohio	139
Oklahoma	26
Oregon	24
Pennsylvania	77
Rhode Island	5
South Carolina	47
South Dakota	9
Tennessee	65
Texas	132
Utah	27
Virginia	88
Washington	48
West Virginia	21
Wisconsin	42
Wyoming	4
Washington, D.C.	5

Total Domestic Franchised Papa John’s Restaurants	1,988

Number of
International Franchised Papa John’s Restaurants	Restaurants
Alaska	3
Canada	5
Costa Rica	9
Guatemala	8
Hawaii	15
Honduras	4
Mexico	29
Puerto Rico	9
Saudi Arabia	13
Venezuela	20
United Kingdom	15

Total International Franchised Papa John’s Restaurants	130

Effective January 1, 2001, for restaurant unit purposes, “domestic” operations includes only those units located in the contiguous United States.

Most Papa John’s restaurants are located in leased space.  The initial term of most restaurant leases is five years or less with most leases providing for one or more options to renew for at least one additional term. Virtually all of our leases specify a fixed annual rent. Generally, the leases are triple net leases, which require us to pay all, or a portion of the cost of insurance, taxes and utilities.  Certain leases further provide that the lease payments may be increased annually, with a small number of escalations based on changes in the Consumer Price Index.

Approximately 145 Company-owned restaurants are located in buildings we own on land either owned or leased by us.  These restaurants range from 1,200 to 2,200 square feet. Eleven of the restaurants are located in multi-bay facilities we own. These multi-bay facilities contain from 2,800 to 5,000 square feet, and the space not utilized by the Papa John’s restaurant in each facility is leased or held for lease to third party tenants.

We have 218 restaurants located in the United Kingdom (190 franchised and three Company-owned Perfect Pizza restaurants and 10 Company-owned and 15 franchised Papa John’s restaurants). In addition to leasing the 13 Company-owned restaurant sites, we lease and sublease to franchisees 170 of the 205 franchised restaurant sites. The initial lease terms on the Company and franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years.

Information with respect to our leased QC Centers and other facilities as of December 30, 2001 is set forth below.

Facility	Square Footage
Jackson, MS	30,000
Raleigh, NC	27,000
Denver, CO	32,000
Phoenix, AZ	57,000
Des Moines, IA	31,000
Rotterdam, NY	45,000
Portland, OR	37,000
Pittsburgh, PA	52,000

We own approximately five acres in Orlando on which our 63,000 square foot full-service commissary is located, and eight acres in Dallas on which our 77,500 square foot full-service commissary is located. In addition, the Company owns approximately 72 acres in Louisville, Kentucky with a 42,000 square foot building housing our printing operations and a 247,000 square foot building, approximately 30% to 40% of which accommodates the Louisville QC Center operation and promotional division. The remainder of the building houses our corporate offices.

The Papa John’s UK management team is located in 6,000 square feet of leased office space in London with a remaining lease term of 14 years. Papa John’s UK owns a distribution center located in a 30,000 square foot facility that will be converted to a full-service commissary during 2002.

Item 3. Legal Proceedings

In August 1998, Pizza Hut, Inc. filed suit against us in the United States District Court for the Northern District of Texas, claiming that our “Better Ingredients. Better Pizza.” slogan constituted false and deceptive advertising in violation of the Lanham Trademark Act. In November 1999, the jury returned a verdict that our “Better Ingredients. Better Pizza.” slogan was false and deceptive. On January 3, 2000, the court announced its judgment, awarding Pizza Hut $468,000 in damages and ordering us to cease all use of the “Better Ingredients. Better Pizza.” slogan. Under the judge’s order, we were to cease using the slogan in print and broadcast advertising, phase out printed promotional materials and other items containing the slogan and remove the slogan from restaurant signage, all according to deadlines specified by the court. We initially estimated that the pre-tax costs of complying with the court’s order and certain related costs could have approximated $12.0 to $15.0 million, of which $6.1 million was recorded as pre-tax charges against 1999 earnings.  We filed an appeal of the verdict and the court’s order and a motion for stay of the court’s order pending outcome of the appeal.

On January 21, 2000, the United States Court of Appeals for the Fifth Circuit granted a stay of the District Court judgment pending our appeal.   Oral arguments related to the appeal were held on April 5, 2000. On September 19, 2000, the Fifth Circuit vacated the District Court’s judgment in its entirety and remanded the case to the District Court for entry of judgment in favor of Papa John’s.  On December 18, 2000, Pizza Hut filed a Petition for Writ of Certiorari with the United States Supreme Court. On March 19, 2001, the United States Supreme Court denied Pizza Hut’s Petition for Writ of Certiorari.  For the 2000 fiscal year, we incurred an additional $1.0 million of pre-tax charges, which is included in the $20.9 million of special charges recorded in 2000 related to this issue. No costs related to this issue were incurred during 2001.  See “Note 4” of “Notes to Consolidated Financial Statements” for additional information.

We are also subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

Item 4.  Submission of Matters to a Vote of Security Holders

                Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of Papa John’s, together with their ages as of January 1, 2002, their positions and the years in which they first became an officer:

Name	Age	Position	First Elected Executive Officer
John H. Schnatter	40	Founder, Chairman of the Board, Chief Executive Officer and President	1985
Robert J. Wadell	46	President of PJ Food Service, Inc. and Chief Operating Officer	1990
Charles W. Schnatter	39	Senior Vice President, Chief Development Officer and Secretary	1991
Mary Ann Palmer	44	Senior Vice President and Chief Resource Officer	1999
Julie Larner	42	Senior Vice President, Chief Administrative Officer and Treasurer	2001
Michael R. Cortino	45	Senior Vice President of Corporate Operations	2000
J. David Flanery	44	Vice President of Finance and Corporate Controller	1994
Timothy C. O’Hern	38	Vice President of Global Development	2001
Richard J. Emmett	46	Senior Vice President and General Counsel	1992
Christopher J. Sternberg	36	Vice President, Office of the Chairman	2001
William M. Van Epps	53	Managing Director, International	2002

John Schnatter created the Papa John’s concept and founded Papa John’s in 1985.  He has served as Chairman of the Board and Chief Executive Officer since 1990, and from 1985 to 1990, served as President, a position to which he was reappointed in January 2001.  He has also been a franchisee since 1986.

Robert Wadell has served as Chief Operating Officer since February 2001 and as President of PJ Food Service, Inc. since 1995, after having served as Vice President of our QC Center Operations from 1990 to 1995.

Charles Schnatter has served as Chief Development Officer since February 2001 and Secretary since 1991. Mr. Schnatter also held the position of General Counsel from 1991 to March 2002; he has been a Senior Vice President since 1993. From 1988 to 1991, he was an attorney with Greenebaum Doll & McDonald PLLC, Louisville, Kentucky, a law firm, which provides legal services to us. Charles Schnatter has been a franchisee since 1989.

Mary Ann Palmer has served as Senior Vice President and Chief Resource Officer since February 2001.  Ms. Palmer served as Vice President, People Department from 1999 to 2001 and Vice President of Education and Training from 1997 to 1999. From 1996 to 1997, Ms. Palmer held the position of Senior Counsel in our legal department. Prior to joining Papa John’s, Ms. Palmer practiced law as a partner with the law firm, Wyatt, Tarrant & Combs.

Julie Larner has served as Senior Vice President, Chief Administrative Officer and Treasurer since February 2001, responsible for Finance, Information Systems and Office Services.  Ms. Larner has been with Papa John’s since 1992 serving as controller for PJ Food Service, Inc. from 1992 to 1997 and its Vice President of Finance and Administration since 1998.

Mike Cortino has served as Senior Vice President of Corporate Operations since May 2000 after having served as Vice President of Operations Support since November 1999.  Prior to joining Papa John’s, Mr. Cortino served five years as Vice President of Corporate Operations for AFC Enterprises — Church’s Chicken Brand and ten years as a market manager and other positions with Taco Bell.

David Flanery has served as Vice President of Finance since 1995 after having joined Papa John’s in 1994 as Corporate Controller.  From 1979 to 1994, Mr. Flanery was with Ernst & Young LLP in a variety of positions, most recently as Audit Senior Manager.  Mr. Flanery is a licensed Certified Public Accountant.

Tim O’Hern has served as Vice President of Global Development since February 2001 after having served as Vice President of U.S. Development since March 1997. From December 1996 to March 1997, Mr. O’Hern held the position of Director of Franchise Development. Mr. O’Hern joined Papa John’s in November 1995 as a construction manager.  Prior to joining Papa John’s, Mr. O’Hern owned his own business and has been a franchisee since 1993.

Richard Emmett was promoted to Senior Vice President and General Counsel in March 2002, after serving as Senior Vice President and Senior Counsel since March 1997. Mr. Emmett also served as Senior Vice President of Development from August 1996 to March 1997. From 1992 to 1996, Mr. Emmett held the position of Vice President and Senior Counsel.  From 1983 to 1992, Mr. Emmett was an attorney with the law firm of Greenebaum Doll & McDonald PLLC, having become a partner of the firm in 1989.  Mr. Emmett has been a franchisee since 1992.

Chris Sternberg served as Vice President, Investor Relations from February 2001 to March 2002. Mr. Sternberg has held the position of Vice President, Office of the Chairman since July 2000, after serving as Vice President, Corporate Communications from 1997 to 2000. Mr. Sternberg joined the Company in 1994 as Assistant Counsel in our Legal Department.  From 1990 to 1994, he was an attorney with Greenebaum Doll & McDonald PLLC, Louisville, Kentucky.

William Van Epps has served as Managing Director, International since September 2001. Prior to joining Papa John’s, Mr. Van Epps served for two years as President, International Division of Yorkshire Global Restaurants, responsible for the international development of Long John Silver’s and A&W restaurants. From 1993 to 1999, he served in several positions with AFC Enterprises, including President of its International Division.  From 1988 to 1993, he was Vice President, Marketing and International for Western Sizzlin, Inc.

John and Charles Schnatter are brothers.  There are no other family relationships among the executive officers and other key personnel.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol PZZA. As of March 15, 2002, there were approximately 904 record holders of common stock. The following table sets forth for the quarters indicated the high and low closing sales prices of our common stock, as reported by The NASDAQ Stock Market.

2001	High	Low
First Quarter	$24.63	$20.88
Second Quarter	29.32	22.63
Third Quarter	26.05	23.79
Fourth Quarter	28.73	24.62

2000
First Quarter	$34.88	$22.38
Second Quarter	33.16	21.63
Third Quarter	26.28	20.81
Fourth Quarter	27.38	19.63

Since our initial public offering of common stock in 1993, we have not paid dividends on our common stock, and have no plans to do so in the foreseeable future.

Item 6. Selected Financial Data

The selected financial data presented on the following page for each of the years in the five-year period ended December 30, 2001 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

Selected Financial Data

	Year Ended (1)
	Dec. 30,	Dec. 31,	Dec. 26,	Dec. 27,	Dec. 28,
	2001	2000	1999	1998	1997
System-wide Restaurant Sales	(In thousands, except per share data)
Domestic: Company-owned	$445,849	$456,637	$394,636	$344,089	$262,272
Domestic: Franchised	1,301,124	1,212,369	1,031,277	812,005	605,337
International: Franchised	40,115	17,723	6,803	177	—
United Kingdom: Company-owned (2)	4,471	4,305	455	—	—
United Kingdom: Franchised (2)	59,611	60,578	5,175	—	—
Total	$1,851,170	$1,751,612	$1,438,346	$1,156,271	$867,609
Income Statement Data
Domestic revenues:
Restaurant sales	$445,849	$456,637	$394,636	$344,089	$262,272
Franchise royalties	50,768	47,145	40,567	32,120	23,875
Franchise and development fees	2,927	5,559	6,511	5,325	5,162
Commissary sales	387,049	351,255	306,909	255,083	184,407
Equipment and other sales	52,730	53,233	53,078	45,404	39,952
International revenues:
Royalties and franchise and development fees	5,895	5,302	1,063	131	—
Restaurant and commissary sales (2)	26,014	25,546	2,561	—	—
Total revenues	971,232	944,677	805,325	682,152	515,668

Operating income (3)	82,783	57,389	72,484	53,688	35,437
Investment income	1,958	1,943	3,384	4,100	4,196
Interest expense	(8,857)	(7,746)	(151)	(643)	(296)
Income before income taxes and cumulative effect
of a change in accounting principle	75,884	51,586	75,717	57,145	39,337
Income tax expense	28,639	19,762	28,431	22,181	15,772
Income before cumulative effect of a change in
accounting principle	47,245	31,824	47,286	34,964	23,565
Cumulative effect of accounting change, net of tax (4)	—	—	—	(2,603)	—
Net income	$47,245	$31,824	$47,286	$32,361	$23,565
Basic earnings per common share:
Income before cumulative effect of a change in
accounting principle	$2.09	$1.29	$1.57	$1.18	$.81
Cumulative effect of accounting change, net of tax (4)	—	—	—	(.09)	—
Basic earnings per common share	$2.09	$1.29	$1.57	$1.09	$.81
Earnings per common share — assuming dilution:
Income before cumulative effect of a change in
accounting principle	$2.08	$1.28	$1.52	$1.15	$.79
Cumulative effect of accounting change, net of tax (4)	—	—	—	(.09)	—
Earnings per common share — assuming dilution	$2.08	$1.28	$1.52	$1.06	$.79
Basic weighted average shares outstanding	22,600	24,703	30,195	29,537	29,044
Diluted weighted average shares outstanding	22,753	24,907	31,080	30,455	29,720

Balance Sheet Data
Total assets	$387,439	$395,658	$372,051	$319,724	$253,413
Total debt	105,310	146,607	6,233	8,420	5,905
Stockholders’ equity	195,632	166,321	292,133	254,170	206,996

(1)          We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year.  The 2001, 1999, 1998, and 1997 fiscal years consisted of 52 weeks and the 2000 fiscal year consisted of 53 weeks.

(2) We purchased Perfect Pizza in November 1999.

(3) Operating income for 2000 includes special charges of $20.9 million as well as a provision for uncollectible notes receivable of $4.2 million.  Operating income for 1999 includes special charges of $6.1 million.  See “Note 4” of Notes to Consolidated Financial Statements and “Item 3. Legal Proceedings.”

(4) Reflects the cumulative effect on income and earnings per share of a change in accounting principle, net of tax, as required by Statement of Position 98-5 “Reporting the Costs of Start-Up Activities”.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985 with the opening of the first Papa John’s restaurant in Jeffersonville, Indiana. At December 30, 2001, there were 2,729 Papa John’s restaurants in operation, consisting of 611 Company-owned and 2,118 franchised, and 193 Perfect Pizza restaurants in the United Kingdom (consisting of three Company-owned and 190 franchised). Our revenues are principally derived from retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in their operations.

We intend to continue to expand the number of domestic and international restaurants. New unit openings in 2001 were 210 as compared to 369 in 2000. Several factors impacted this reduction in unit openings including the competitive sales environment, operating margin pressures due to increased wages, commodity pricing and other costs and the overall economic environment including franchisees’ access to capital. The rate of future unit expansion will also be impacted by these and other factors. Unit closings in 2001 were 105 as compared to 38 in 2000. The increased closings were due to many of the same factors impacting 2001 unit openings and the rate of future closings will also be impacted by these and other factors.

We believe our strategy has allowed us to continue to enjoy strong average sales from our Company-owned restaurants even with a very competitive market environment. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies.  Average sales for the Company’s most recent quarter’s comparable base restaurants decreased to $739,000 for 2001 (52-week year), from $782,000 for 2000 (53-week year), as compared to $754,000 for 1999 (52-week year).  Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position.

The comparable annual sales for Company-owned restaurants decreased 2.9% in 2001, and increased 3.0% in 2000 and 3.5% in 1999.  The decrease in comparable sales during 2001 reflects an increased competitive market, as well as a decrease in our advertising expenditures as we concentrated on improving restaurant operations.

Approximately 47% of our revenues for 2001 and 45% of our revenues for 2000 and 1999, were derived from the sale to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services and information systems equipment and software and related services by us, our commissary subsidiary, PJ Food Service, Inc., our support services subsidiary, Papa John’s Support Services, Inc., our insurance subsidiaries, RSC Insurance Services, Ltd. and Risk Services Corp. and our United Kingdom subsidiary, Papa John’s UK. We believe that, in addition to supporting both

Company and franchised growth, these subsidiaries contribute to product quality and consistency and restaurant profitability throughout the Papa John’s system.

We continually strive to obtain high-quality sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe that these factors improve our image and brand awareness. The average cash investment for the 20 domestic Company-owned restaurants opened during 2001, exclusive of land, increased to approximately $273,000 from $268,000 for the 42 units opened in 2000. We expect the average cash investment for restaurants opening in 2002 to be approximately $275,000.

Our fiscal year ends on the last Sunday in December of each year.  All fiscal years presented consist of 52 weeks, except for the 2000 fiscal year, which consists of 53 weeks.

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results.  We have identified the following accounting policies and related judgements as critical to understanding the results of our operations.

We establish reserves for uncollectible accounts and notes receivable based on overall receivable aging levels and a specific evaluation of accounts and notes for franchisees with known financial difficulties.

The recoverability of long-lived and intangible assets (i.e., goodwill) is evaluated annually or more frequently if an impairment indicator exists.  We consider several indicators in assessing if impairment has occurred, including historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate on an operating unit basis (e.g. an individual restaurant) whether impairment exists on the basis of undiscounted expected future cash flows before interest for the expected remaining life of the operating unit.  Recorded values that are not expected to be recovered through undiscounted cash flows are written down to current value, which is generally determined from estimated discounted future cash flows for assets held for use or net realizable value for assets held for sale. If these estimates or their related assumptions change in the future, we may be required to record initial or increased impairment charges for these assets.

The Company’s insurance programs for worker’s compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees, and the captive insurance program provided to our franchisees are self-insured up to certain individual and aggregate reinsurance levels. Claims in excess of self-insurance levels are fully insured. Losses are accrued based upon estimates of the aggregate retained liability for claims incurred using certain actuarial projections and our claims loss experience. Estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends.

Accounting Changes

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. SFAS 141 also specifies criteria for the recognition of identifiable intangible assets separately from goodwill. We will apply the provisions of SFAS 141 to all future business combinations. No significant impact occurred with the adoption of SFAS 141 on July 1, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. With the adoption of SFAS 142, companies will no longer amortize goodwill and intangible assets with indefinite useful lives. Instead, goodwill and intangible assets with indefinite useful lives will be subject to an annual review for impairment. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment.

As of December 30, 2001, our balance sheet included $48.3 million of goodwill, net of accumulated amortization of $8.2 million. The adoption of SFAS 142 will result in a reduction of approximately $2.8 million in amortization expense beginning in 2002. Proforma earnings per common share, assuming dilution, for 2001 will be reported as $2.15 effective with the adoption of SFAS 142. Management does not expect the results of the impairment review, which is to be performed in accordance with the provisions of SFAS 142, to have a material impact on the Company’s consolidated financial statements.

In 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, effective for the Company in fiscal year 2002. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. We do not expect the adoption of SFAS 144 to have a significant impact on our results of operations or our financial statement presentation.

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated.

	Year Ended
	Dec. 30,	Dec. 31,	Dec. 26,
	2001	2000	1999
Income Statement Data:
Domestic revenues:
Restaurant sales	45.9%	48.3%	49.0%
Franchise royalties	5.2	5.0	5.0
Franchise and development fees	0.3	0.6	0.8
Commissary sales	39.9	37.2	38.2
Equipment and other sales	5.4	5.6	6.6
International revenues:
Royalties and franchise and development fees	0.6	0.6	0.1
Restaurant and commissary sales	2.7	2.7	0.3
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic restaurant cost of sales (1)	24.8	24.4	25.4
Domestic restaurant operating expenses (1)	56.6	56.4	54.7
Domestic commissary, equipment and other expenses (2)	89.8	89.7	90.6
International operating expenses (3)	83.6	84.9	81.6
General and administrative expenses	7.2	7.7	6.8
Special charges (4)	—	2.3	0.8
Provision for uncollectible notes receivable (5)	0.1	0.4	—
Pre-opening and other general expenses	0.4	0.2	0.4
Depreciation and amortization	3.6	3.6	3.1
Total costs and expenses	91.5	93.9	91.0
Operating income	8.5	6.1	9.0
Other (expense) income	(0.7)	(0.6)	0.4
Income before income taxes	7.8	5.5	9.4
Income tax expense	2.9	2.1	3.5
Net income	4.9%	3.4%	5.9%

	Year Ended
	Dec. 30,	Dec. 31,	Dec. 26,
	2001	2000	1999

Restaurant Data:
Percentage (decrease) increase in comparable Company-owned restaurant sales (6)	(2.9% )	3.0%	3.5%
Number of Company-owned restaurants included in the respective year’s
most recent quarter’s comparable restaurant base	573	534	492
Average sales for Company-owned restaurants included in the year’s most
recent comparable restaurant base (7)	$739,000	$782,000	$754,000

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	631	573	514
Opened	20	42	36
Closed	(17)	(2)	(1)
Acquired from franchisees	16	25	28
Sold to franchisees	(49)	(7)	(6)
Restated (8)	—	—	2
End of period	601	631	573
International Company-owned:
Beginning of period	10	—	—
Opened	—	2	—
Converted (9)	—	8	—
End of period	10	10	—
U.S. franchised:
Beginning of period	1,902	1,681	1,365
Opened	139	271	345
Closed	(72)	(32)	(8)
Acquired from Company	49	7	6
Sold to Company	(16)	(25)	(28)
Restated (8)	—	—	1
Reclassification (10)	(14)	—	—
End of period	1,988	1,902	1,681
International franchised:
Beginning of period	69	26	6
Opened	45	42	20
Opened — UK	3	1	—
Closed	(8)	—	—
Converted (9)	7	—	—
Reclassification (10)	14	—	—
End of period	130	69	26
Total restaurants — end of period	2,729	2,612	2,280

	Year Ended
	Dec. 30,	Dec. 31,	Dec. 26,
	2001	2000	1999

Perfect Pizza Restaurant Progression: (11)
Company-owned
Beginning of period	3	12	15
Opened	1	—	—
Closed	—	(1)	—
Acquired from franchisees	—	1	—
Sold to franchisees	(1)	(1)	(3)
Converted (9)	—	(8)	—
End of period	3	3	12
Franchised
Beginning of period	202	194	190
Opened	2	11	1
Closed	(8)	(3)	—
Acquired from company	1	1	3
Sold to company	—	(1)	—
Converted (9)	(7)	—	—
End of period	190	202	194
Total restaurants — end of period	193	205	206

(1)                      As a percentage of Domestic Restaurant sales.

(2)                      As a percentage of Domestic Commissary sales and Equipment and other sales on a combined basis.

(3)                      As a percentage of International Restaurant and commissary sales.

(4)                      See “Item 3. Legal Proceedings” and “Note 4” of “Notes to Consolidated Financial Statements.”

(5)                      See “Note 7” of “Notes to Consolidated Financial Statements.”

(6)                      Includes only Company-owned restaurants open throughout the periods being compared.

(7)                      Year 2001 and 1999 are 52-week years and 2000 is based on a 53-week year.

(8)                      Non-traditional units previously opened but not included in restaurant progression.

(9)                      Represents Perfect Pizza restaurants converted to Papa John’s restaurants.

(10)                Represents the reclassification of 11 Hawaii units and 3 Alaska units opened prior to 2001 from domestic franchising to international franchising. Effective January 1, 2001, for restaurant unit purposes, “domestic” operations includes only those units located in the contiguous United States.

(11)                We purchased Perfect Pizza on November 29, 1999.

2001 Compared to 2000

Revenues. Total revenues increased 2.8% to $971.2 million in 2001, from $944.7 million in 2000.

Domestic Company-owned restaurant sales decreased 2.4% to $445.8 million in 2001, from $456.6 million in 2000. This decrease was primarily due to a 2.9% comparable sales decrease in 2001 along with 2000 having 53 weeks while 2001 was a 52-week year (a 1.9% decrease in operating weeks), partially offset by a 4.0% increase in equivalent units. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

Domestic franchise sales increased 7.3% to $1.30 billion in 2001, from $1.21 billion in 2000. This increase primarily resulted from a 10.1% increase in the number of equivalent franchised domestic restaurants open in 2001 compared to 2000 and a 1.2% comparable sales increase in 2001, partially offset by the 1.9% decrease in operating weeks in 2001. Domestic franchise royalties increased 7.7% to $50.8 million in 2001, from $47.1 million in 2000, due to the increase in domestic franchise sales previously described.

The comparable sales base and average weekly sales for 2001 and 2000 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Year Ended		Year Ended
	December 30, 2001		December 31, 2000
	Company	Franchise	Company	Franchise
Total units (end of year)	601	1,988	631	1,902
Equivalent units	619	1,931	596	1,764
Comparable sales base units	551	1,559	498	1,281
Comparable sales base percentage	89.0%	80.7%	83.6%	72.6%
Average weekly sales — comparable units	$14,296	$13,554	$14,917	$13,836
Average weekly sales — other units	$10,198	$10,456	$12,167	$10,670
Average weekly sales — all units	$13,844	$12,957	$14,466	$12,969

Domestic franchise and development fees were $2.9 million for 2001 compared to $5.6 million for 2000 due primarily to 139 domestic franchise unit openings in 2001 as compared to 271 in 2000.

Domestic commissary, equipment and other sales increased 8.7% to $439.8 million in 2001, from $404.5 million in 2000, resulting primarily from the increase in domestic franchise sales as previously noted, as well as an increase in the prices of cheese and certain other commodities.

International revenues consist of the Papa John’s UK operations which are denominated in British Pounds Sterling and converted to U.S. dollars (90.5% of total 2001 international revenues), and combined revenues from operations in eight other international markets denominated in U.S. dollars. Total international revenues increased 3.4% to $31.9 million in 2001 compared to $30.8 million in 2000 (8.9% prior to the unfavorable impact of exchange rates) due primarily to an increase in the number of equivalent international franchise units open in 2001 compared to the 2000 period.

Costs and Expenses.  The restaurant-operating margin for domestic Company-owned units was 18.6% in 2001 compared to 19.2% in 2000, consisting of the following differences:

•                  Cost of sales was 0.4% higher in 2001 due primarily to higher cheese costs. The cost of cheese, representing approximately 35% to 40% of food cost, and other commodities are subject to significant price fluctuations caused by weather, availability, demand and other factors. Most of the factors affecting the cost of cheese are beyond our control (see “Item 1. Business - Quality Control Centers: Strategic Supply Chain Management” and “Note 11” of “Notes to Consolidated Financial Statements”).

•                  Salaries and benefits were 1.5% higher in 2001 due primarily to increased wage rates.

•                  Advertising and related costs were 1.2% lower ($6.4 million) in 2001 due to overall spending reductions given the current economic environment.

•                  Occupancy costs were 0.6% higher in 2001 due primarily to increased utility and rent costs.

•                  Other operating expenses were 0.7% lower in 2001 primarily due to improved cost controls in mileage reimbursement and bad debt expense. Other operating expenses include an allocation of the QC Centers’ operating expenses equal to 3.0% of Company-owned restaurant sales in order to assess a portion of the costs of dough production and food and equipment purchasing and storage to Company-owned restaurants.

Domestic commissary, equipment and other margin was 10.2% in 2001 compared to 10.3% in 2000. Cost of sales decreased to 73.7% in 2001 compared to 75.2% in 2000, primarily resulting from operational improvements and the impact of increased revenues from expanded insurance and other services provided in 2001 with no corresponding cost of sales. Salaries and benefits and other operating costs as a percentage of sales increased to 16.1% in 2001 from 14.4% in 2000 primarily as a result of the costs related to expanded insurance and other services provided to franchisees in 2001.

International operating margin increased to 16.4% in 2001 from 15.1% in 2000 with the improvement primarily in Company-owned restaurant operations in the United Kingdom.

General and administrative expenses decreased to 7.2% of revenues for 2001 compared to 7.7% of revenues in 2000. The decrease reflects our ongoing efforts to control costs primarily through organizational efficiencies resulting from our management restructuring in 2001.

The special charges of $20.9 million incurred in 2000 related principally to the impairment or closing of certain restaurants, impairment of certain technology assets, closing of field offices and related severance as well as advertising litigation expense (see “Item 3. Legal Proceedings” and “Note 4” of the “Notes to Consolidated Financial Statements”). The special charges resulted in a write-down of asset carrying value of $16.0 million and the establishment of accrued liabilities for cash payments of $4.9 million, including $1.0 million of litigation costs associated with the “Better Ingredients. Better Pizza” lawsuit with Pizza Hut. At December 30, 2001, the remaining accrued liability related to the special charge was $1.4 million, which relates to future lease payments for closed or abandoned sites.

The impairment of the restaurant and other corporate assets in 2000 reduced depreciation and amortization in 2001 approximately $2.1 million as compared to 2000.  The closing of the 20 field offices and the severance and exit costs reduced salaries and operating expenses approximately $900,000 in 2001 as compared to 2000.

The provision for uncollectible franchisee notes receivable was $537,000 in 2001 compared to $4.2 million in 2000. The provision for 2001 was based on our evaluation of specific franchisee notes receivable, the franchisees’ operating results and the estimated underlying collateral value of the restaurant’s assets. Substantially all of the reserve at December 31, 2000 related to notes receivable with a related party franchisee, which was written off during 2001 without any additional impact on earnings (see “Note 7” of the “Notes to Consolidated Financial Statements”).

Pre-opening and other general expenses increased to $3.5 million in 2001 from $2.2 million in 2000.  Pre-opening costs of $246,000, relocation costs of $906,000, impairment losses of $556,000 and net losses on restaurant and other asset dispositions of $555,000 were included in the 2001 amount. Pre-opening costs of $1.1 million, relocation costs of $1.3 million and net gains on restaurant and other asset dispositions of $200,000 were included in the 2000 amount. The 2001 amount also includes costs related to franchise support initiatives undertaken during 2001.

Depreciation and amortization was $35.2 million and $34.2 million in 2001 and 2000, respectively, or 3.6% of revenues for both years, including goodwill amortization of $2.8 million for 2001 and $2.9 million for 2000. The adoption of SFAS 142 will result in a reduction of approximately $2.8 million in amortization expense beginning in 2002 (see “Note 2” of the “Notes to Consolidated Financial Statements”).

Net Interest.  Net interest expense was $6.9 million in 2001 compared to $5.8 million in 2000 due to an increase in the average debt balance outstanding for 2001 incurred by the Company to fund our share repurchase program, partially offset by lower effective interest rates. The average interest rate on our debt was 6.6% in 2001 compared to 7.1% in 2000.

Income Tax Expense. The effective income tax rate was 37.7% in 2001 compared to 38.3% in 2000 due primarily to effective state and local tax planning strategies.

Operating Income and Earnings per Common Share.  Operating income in 2001 was $82.8 million, or 8.5% of total revenues, compared to $57.4 million, or 6.1% of total revenues in 2000. The increase in 2001 operating income as a percentage of sales was principally due to the impact of the special charges recorded in 2000 ($20.9 million), a decrease in the provision for uncollectible notes receivable ($3.7 million), and a decrease in general and administrative expenses ($2.9 million). These increases in operating income were partially offset by a decrease in restaurant operating margin.

Diluted earnings per share were $2.08 in 2001 compared to $1.28 in 2000. In December 1999, the Company began a repurchase program for its common stock.  Through December 30, 2001, a total of 8.9 million shares were repurchased under this program.  The repurchase of the Company’s common shares resulted in an increase in diluted earnings per share of approximately $0.11 in 2001 as compared to 2000.

2000 Compared to 1999

On November 29, 1999, our wholly owned subsidiary, Papa John’s UK, acquired Perfect Pizza Holdings Limited, which, at the time of acquisition, operated and franchised 206 restaurants in the United Kingdom (see “Note 3” of “Notes to Consolidated Financial Statements”). The Consolidated Statements of Income contain financial results for Papa John’s UK for the full year in 2000 (reflecting total revenues of $28.7 million and operating income of $1.4 million) and financial results only for the month of December in 1999 (reflecting total revenues of $2.9 million and operating income of $332,000).

Revenues. Total revenues increased 17.3% to $944.7 million in 2000, from $805.3 million in 1999.

Domestic Company-owned restaurant sales increased 15.7% to $456.6 million in 2000, from $394.6 million in 1999. This increase was primarily due to a 13.2% increase in the number of equivalent Company-owned restaurants open during 2000 as compared to 1999. Also, comparable sales increased 3.0% over 1999 and 2000 contained 53 weeks as compared to 52 weeks in 1999 (a 1.9% increase in operating weeks).

Domestic franchise sales increased 17.6% to $1.21 billion in 2000, from $1.03 billion in 1999. This increase primarily resulted from a 16.9% increase in the number of equivalent franchised domestic restaurants open during 2000 compared to 1999. Also, comparable sales for franchised restaurants increased 2.1% in 2000 and 2000 included the favorable impact of the above noted increase in operating weeks. Domestic franchise royalties increased 16.2% to $47.1 million in 2000, from $40.6 million in 1999. This increase resulted from the increase in domestic franchise sales previously described.

The comparable sales base and average weekly sales for 2000 and 1999 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Year Ended		Year Ended
	December 31, 2000		December 26, 1999
	Company	Franchise	Company	Franchise
Total units (end of year)	631	1,902	573	1,681
Equivalent units	596	1,764	526	1,500
Comparable sales base units	498	1,281	416	1,034
Comparable sales base percentage	83.6%	72.6%	79.1%	68.9%
Average weekly sales — comparable units	$14,917	$13,836	$14,886	$14,028
Average weekly sales — other units	$12,167	$10,670	$12,687	$11,441
Average weekly sales — all units	$14,466	$12,969	$14,426	$13,225

Domestic franchise and development fees decreased 14.6% to $5.6 million in 2000, from $6.5 million in 1999 due primarily to 74 fewer domestic unit openings in 2000 compared to 1999.  The decrease in franchise unit openings was partially offset by an increase in average fees per restaurant opening.

Domestic commissary, equipment and other sales increased 12.4% to $404.5 million in 2000, from $360.0 million in 1999. This increase was primarily the result of the previously mentioned increase in the number of equivalent franchise restaurants and franchise comparable sales, partially offset by lower cheese sales prices.

International revenues consist of Papa John’s UK operations (92.9% of total 2000 international revenues), and combined revenues from operations in nine other international markets. The increase in revenues in 2000 as compared to 1999 is due to 1999 operations reflecting one month of Papa John’s UK financial results compared to a full year in 2000.

Costs and Expenses.  The restaurant-operating margin for domestic Company-owned units was 19.2% in 2000 compared to 19.9% in 1999, consisting of the following differences:

•                  Cost of sales was 1.0% lower in 2000 compared to 1999 due to a decrease in cheese costs, partially offset by an increase in certain other commodity costs.

•                  Salaries and benefits were 0.9% higher in 2000 compared to 1999 due to higher wage rates in response to increasing labor cost pressures.

•                  Advertising and related costs remained consistent as a percentage of restaurant sales at 9.1% for both 2000 and 1999.

•                  Occupancy costs were 0.1% higher in 2000 compared to 1999 due to higher utility and rental costs.

•                  Other operating expenses were 0.7% higher in 2000 compared to 1999. The increase in other operating expenses as a percentage of restaurant sales was primarily due to an increase in mileage reimbursement for drivers, sponsorship fees and the provision for potentially uncollectible accounts receivable.

Domestic commissary, equipment and other margin was 10.3% in 2000 compared to 9.4% in 1999. Cost of sales decreased to 75.2% in 2000 from 76.3% in 1999, principally due to lower commodity costs, primarily resulting from lower cheese costs.  Salaries and benefits and other operating costs as a percentage of sales increased to 14.4% in 2000 from 14.3% in 1999. This increase primarily reflects the lower cheese prices in 2000 as compared to 1999, partially offset by the leverage of fixed expenses against a higher sales base.

International operating expenses in 2000 are substantially comprised of the Papa John’s UK operations acquired in November 1999.

General and administrative expenses increased to 7.7% of revenues for 2000 compared to 6.8% of revenues in 1999.  This increase is primarily due to the cost of additional support services, such as field marketing, training and international development, required for our expanded operations as well as the addition of Papa John’s UK.

As previously discussed, during 2000, the Company incurred $20.9 million of special charges, which consisted of a write-down of asset carrying value of $16.0 million and the establishment of accrued liabilities for cash payments of $4.9 million. See “Item. 3 Legal Proceedings” and “Note 4” of “Notes to Consolidated Financial Statements” for additional information.

The provision for uncollectible notes receivable relates to a reserve of $4.2 million in 2000 (none in 1999) for franchisee notes receivable. We concluded the reserve was necessary due to certain franchisees’ deteriorating economic performance and underlying collateral value of the restaurant’s assets. Substantially all of the reserve related to a related party franchisee notes receivable, which was written-off during 2001 without any additional impact on earnings (see “Note 7” of the “Notes to Consolidated Financial Statements”).

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

Depreciation and amortization was $34.2 million (3.6% of revenues) in 2000 compared to $24.8 million  (3.1% of revenues) in 1999. The increase in 2000 is primarily due to a full year of depreciation on the corporate headquarters facility and a full year of goodwill amortization on the Papa John’s UK acquisition, compared to only a partial year impact of each of these items in 1999, as well as the goodwill amortization related to restaurants purchased during 2000.  The purchase of Papa John’s UK in November 1999 resulted in $30.9 million of goodwill.  Total goodwill amortization for the Company was $2.9 million in 2000 compared to $1.1 million in 1999.

Net Interest.  Net interest expense was $5.8 million in 2000 compared to net interest income of $3.2 million in 1999, due to the cash used and debt incurred to fund the share repurchase program. The average interest rate on our debt was 7.1% in 2000 compared to 6.6% in 1999.

Income Tax Expense. The effective income tax rate increased to 38.3% in 2000 compared to 37.6% for 1999, due primarily to the sale of certain tax-exempt investments during the fourth quarter of 1999 to fund the Papa John’s UK acquisition and to begin funding the share repurchase program.

Operating Income and Earnings per Common Share.  Operating income in 2000 was $57.4 million, or 6.1% of total revenues, as compared to $72.5 million or 9.0% of total revenues. The decline in 2000 operating income, as compared to 1999, was principally due to special charges of $20.9 million recorded during 2000 as compared to $6.1 million in 1999, an increase in the provision for uncollectible notes receivable of $4.2 million in 2000, a decrease in the restaurant operating margin and the previously mentioned increase in general and administrative expenses.

Diluted earnings per share were $1.28 in 2000 compared to $1.52 in 1999. The decrease is due to the special charges recorded in 2000, partially offset by the common stock repurchase that began in December 1999.  Through December 31, 2000, a total of 7.6 million shares were repurchased under this program.  The repurchase of the Company’s common shares resulted in an $0.11 increase in the diluted earnings per share for 2000 as compared to 1999.

Liquidity and Capital Resources

Cash flow from operations for 2001 increased to $96.4 million from $76.7 million in 2000 due primarily to changes in deferred income taxes and other working capital, principally a reduction in inventory levels.

Cash flow from operations for 2000 decreased to $76.7 million from $89.6 million in 1999 primarily due to an increase in working capital requirements, principally changes in deferred income taxes, increases in inventory levels (including accumulation of hot bag inventory for continued installation in franchise restaurants during 2001), changes in accounts payable and accrued expense levels and a decrease in tax benefits related to the exercise of non-qualified stock options.

We require capital primarily for the development, acquisition and maintenance of restaurants, new or replacement QC Centers and Support Services facilities and equipment, the enhancement of corporate systems and facilities and the funding of franchisee loans. Additionally, we began a common stock repurchase program in December 1999. During 2001, common stock repurchases of $29.4 million, capital expenditures of $31.5 million and net repayments on debt of $41.3 million were primarily funded by cash flow from operations, proceeds from stock option exercises, proceeds from restaurant divestitures, the liquidation of investments and available cash and cash equivalents.

Total 2002 capital expenditures are expected to be approximately $38.0 million to $40.0 million, about one-half of which is for the development, relocation or remodeling of restaurants, and about one-half of which is for QC Centers, Support Services and corporate requirements. During 2002, we plan to open approximately 10 to 15 new domestic Company-owned restaurants.

Additionally, we may fund up to $7.6 million to BIBP under an existing loan commitment (see “Note 11” of “Notes to Consolidated Financial Statements”). As of December 30, 2001, we had loans to franchisees, net of allowance for doubtful accounts, of $17.6 million. We do not have any additional loan funding commitments related to existing franchisee loans and we do not expect to fund significant amounts related to any new loans we may extend. We have guaranteed up to $2.0 million of external bank borrowings by BIBP and up to $3.0 million of borrowings by the Marketing Fund as of December 30, 2001. We do not anticipate any losses from these guarantees.

The Board of Directors has authorized up to $275.0 million for the share repurchase program through December 29, 2002. At December 30, 2001, a total of 8.9 million shares have been repurchased for $217.3 million at an average price of $24.54 per share since the repurchase program started in 1999 (approximately 1.2 million shares in 2001, 6.4 million shares in 2000 and 1.3 million shares in 1999). Subsequent to year-end (through March 15, 2002), we acquired an additional 1.3 million shares at an aggregate cost of $35.2 million. As of March 15, 2002, approximately $22.5 million of common stock remains available for repurchase under this authorization.

The Company expects to fund the planned capital expenditures and any additional share repurchases for the next twelve months from operating cash flow and the remaining availability under our $200.0 million unsecured revolving line of credit.  The Company’s debt, which is primarily due to the share repurchase program, was $105.3 million at December 30, 2001 compared to $146.6 million at December 31, 2000.

The line of credit expires in March 2003. We do not anticipate any problems in renewing the line of credit for periods subsequent to March 2003.

Through December 2001, we earned approximately $7.1 million ($1.1 million in both 2001 and 2000, $2.9 million in 1999 and $2.0 million in previous years) of an expected $13.0 million in incentives under the Kentucky Jobs Development Act in connection with the relocation of the corporate offices. We expect to earn the remaining $5.9 million of such incentives through 2007.

Contractual obligations and payments as of December 30, 2001 due by year are as follows (in thousands):

	Payments Due by Period
	Less than			After
	1 Year	1 — 3 Years	4 — 5 Years	5 Years	Total
Contractual Obligations:
Long-term debt	$225	$485	$—	$—	$710
Revolving line of credit	—	104,600	—	—	104,600
Total debt	225	105,085	—	—	105,310
Operating leases	20,690	35,217	23,081	24,832	103,820
Total contractual obligations	$20,915	$140,302	$23,081	$24,832	$209,130

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than			After
	1 Year	1 — 3 Years	4 — 5 Years	5 Years	Total
Other Commercial Commitments:
Loan commitment	$—	$7,600	$—	$—	$7,600
Standby letters of credit	7,868	—	—	—	7,868
Guarantees	2,000	3,000	—	—	5,000
Total other commercial commitments	$9,868	$10,600	$—	$—	$20,468

See “Notes 5, 11 and 12” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

Impact of Inflation

We do not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly food, labor, benefits, utilities and fuel costs, could have a significant impact on us.

Forward-Looking Statements

Certain information contained in this annual report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location, and food quality; an increase in food cost due to seasonal fluctuations, weather, and demand; changes in consumer tastes and demographic trends; changes in federal and state laws, such as increases in minimum wage; and risks inherent to international development, including operational or market risks associated with the planned conversion of Perfect Pizza restaurants to Papa John’s in the United Kingdom.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s debt at December 30, 2001 is principally comprised of a $104.6 million outstanding principal balance on the $200.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR). The interest rate on the revolving line of credit was 2.37% as of December 30, 2001. In March 2000, we entered into a $100.0 million interest rate collar, which is effective until March 2003. The collar establishes a 6.36% floor and a 9.50% ceiling on the LIBOR base rate on a no-fee basis. As a result of the collar, the effective interest rate on the line of credit was 6.66% as of December 30, 2001. An increase in the interest rate of 100 basis points on the debt balance outstanding as of December 30, 2001, which would be mitigated by the interest rate collar based on present interest rates, would increase interest expense approximately $46,000 annually.

During 2001, the Company entered into an interest rate swap agreement that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on the Company.

Cheese, representing approximately 35% to 40% of our food cost, is subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have entered into a purchasing arrangement with a third-party entity formed at the direction of the Franchise Advisory Council for the sole purpose of reducing cheese price volatility. Under this arrangement, we are able to purchase cheese at a fixed price per pound throughout a given quarter, based in part on historical average cheese prices. Gains and losses incurred by the selling entity are used as a factor in determining adjustments to the selling price over time. As a result, for any given quarter, the established price paid by the Company may be less than or greater than the prevailing average market price. Over the long term, we expect to purchase cheese at a price approximating the actual average market price, with less short-term volatility.  See “Note 11” of “Notes to Consolidated Financial Statements” for further information.  The Company does not generally make use of financial instruments to hedge commodity prices, partly because of the arrangement with BIBP.

Item 8. Financial Statements and Supplementary Data

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended
	December 30,	December 31,	December 26,
	2001	2000	1999
Domestic revenues:	(In thousands, except per share amounts)
Restaurant sales	$445,849	$456,637	$394,636
Franchise royalties	50,768	47,145	40,567
Franchise and development fees	2,927	5,559	6,511
Commissary sales	387,049	351,255	306,909
Equipment and other sales	52,730	53,233	53,078
International revenues:
Royalties and franchise and development fees	5,895	5,302	1,063
Restaurant and commissary sales	26,014	25,546	2,561
Total revenues	971,232	944,677	805,325
Costs and expenses:
Domestic restaurant expenses:
Cost of sales	110,632	111,609	100,261
Salaries and benefits	130,882	127,318	106,713
Advertising and related costs	35,297	41,729	36,008
Occupancy costs	25,326	23,248	19,541
Other operating expenses	60,721	65,074	53,463
	362,858	368,978	315,986
Domestic commissary, equipment and other expenses:
Cost of sales	323,954	304,338	274,613
Salaries and benefits	30,124	27,682	23,719
Other operating expenses	41,053	30,736	27,702
	395,131	362,756	326,034
International operating expenses	21,739	21,700	2,090
General and administrative expenses	69,487	72,402	54,386
Special charges	—	20,922	6,104
Provision for uncollectible notes receivable	537	4,200	—
Pre-opening and other general expenses	3,521	2,158	3,414
Depreciation and amortization	35,176	34,172	24,827
Total costs and expenses	888,449	887,288	732,841
Operating income	82,783	57,389	72,484
Other income (expense):
Investment income	1,958	1,943	3,384
Interest expense	(8,857)	(7,746)	(151)
Income before income taxes	75,884	51,586	75,717
Income tax expense	28,639	19,762	28,431
Net income	$47,245	$31,824	$47,286

Basic earnings per common share	$2.09	$1.29	$1.57
Earnings per common share — assuming dilution	$2.08	$1.28	$1.52

Basic weighted average shares outstanding	22,600	24,703	30,195
Diluted weighted average shares oustanding	22,753	24,907	31,080

Supplemental data:
Revenues — affiliates	$114,616	$116,770	$102,863
Other income — affiliates	660	920	314

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 30,	December 31,
	2001	2000
	(Dollars in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$17,609	$6,141
Short-term investments	—	5,745
Accounts receivable (less allowance for doubtful accounts of
$1,400 in 2001 and $1,900 in 2000)	18,891	20,259
Accounts receivable-affiliates	4,347	2,805
Inventories	12,659	18,321
Prepaid expenses and other current assets	8,986	7,422
Deferred income taxes	2,639	4,822
Total current assets	65,131	65,515
Investments	3,424	—
Net property and equipment	238,945	245,874
Notes receivable-franchisees (less allowance for doubtful accounts of
$469 in 2001 and $0 in 2000)	16,913	9,862
Notes receivable-affiliates (less allowance for doubtful accounts of
$0 in 2001 and $4,200 in 2000)	661	6,813
Goodwill	48,274	48,475
Other assets	14,091	17,446
Deferred income taxes	—	1,673
Total assets	$387,439	$395,658

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,808	$23,586
Income and other taxes	15,628	15,935
Accrued expenses	26,773	29,331
Current portion of debt	225	897
Total current liabilities	66,434	69,749
Unearned franchise and development fees	3,292	6,033
Long-term debt, net of current portion	105,085	145,710
Deferred income taxes	3,467	—
Other long-term liabilities	13,529	7,845
Stockholders’ equity:
Preferred stock ($.01 par value per share; authorized 5,000,000 shares,
no shares issued)	—	—
Common stock ($.01 par value per share; authorized 50,000,000 shares,
issued 31,039,942 in 2001 and 30,652,701 in 2000)	310	307
Additional paid-in capital	201,797	193,029
Accumulated other comprehensive loss	(2,934)	(277)
Retained earnings	213,561	166,316
Treasury stock (8,892,473 shares in 2001 and 7,655,479 shares in 2000, at cost)	(217,102)	(193,054)
Total stockholders’ equity	195,632	166,321
Total liabilities and stockholders’ equity	$387,439	$395,658

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

			Accumulated
		Additional	Other			Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
	(Dollars in thousands)
Balance at December 27, 1998	$298	$166,209	$688	$87,456	($481)	$254,170
Comprehensive income:
Net income	—	—	—	47,286	—	47,286
Unrealized gain on investments,
net of tax of $357	—	—	(553)	—	—	(553)
Other, net			(525)			(525)
Comprehensive income	—	—	—	—	—	46,208
Exercise of stock options	7	14,452	—	—	—	14,459
Tax benefit related to exercise of
non-qualified stock options	—	3,945	—	—	—	3,945
Deferred tax asset — pooling of interests
business combination	—	5,245	—	—	—	5,245
Acquisition of treasury stock
(1,262,000 shares)	—	—	—	—	(31,713)	(31,713)
Other	—	69	—	(250)	—	(181)

Balance at December 26, 1999	305	189,920	(390)	134,492	(32,194)	292,133
Comprehensive income:
Net income	—	—	—	31,824	—	31,824
Unrealized loss on investments,
net of tax of $84	—	—	(135)	—	—	(135)
Other, net	—	—	248	—	—	248
Comprehensive income						31,937
Exercise of stock options	2	2,160	—	—	—	2,162
Tax benefit related to exercise of
non-qualified stock options	—	542	—	—	—	542
Acquisition of treasury stock
(6,356,984 shares)	—	—	—	—	(156,230)	(156,230)
Common equity put options	—	—	—	—	(4,630)	(4,630)
Other	—	407	—	—	—	407

Balance at December 31, 2000	307	193,029	(277)	166,316	(193,054)	166,321
Comprehensive income:
Net income	—	—	—	47,245	—	47,245
Cumulative effect of accounting change,
net of tax of $646 (see Note 2)	—	—	(1,053)	—	—	(1,053)
Change in valuation of interest rate collar
and swap agreements, net of tax of $811	—	—	(1,324)	—	—	(1,324)
Other, net	—	—	(280)	—	—	(280)
Comprehensive income						44,588
Exercise of stock options	3	8,407	—	—	—	8,410
Tax benefit related to exercise of
non-qualified stock options	—	580	—	—	—	580
Acquisition of treasury stock
(1,236,994 shares)	—	—	—	—	(29,354)	(29,354)
Common equity put options	—	—	—	—	5,306	5,306
Other	—	(219)	—	—	—	(219)
Balance at December 30, 2001	$310	$201,797	($2,934)	$213,561	($217,102)	$195,632

At December 30, 2001, the accumulated other comprehensive loss of $2,934 was comprised of net unrealized loss on the interest rate collar and swap agreements of $2,377 and unrealized foreign currency translation losses of $557.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 30,	December 31,	December 26,
	2001	2000	1999
Operating activities	(In thousands)
Net income	$47,245	$31,824	$47,286
Adjustments to reconcile net income to net cash
provided by operating activities:
Special charges, net of cash payments	—	19,987	4,083
Provision for uncollectible accounts and notes receivable	1,050	5,869	257
Depreciation and amortization	35,176	34,172	25,156
Deferred income taxes	8,414	(5,609)	1,757
Tax benefit related to exercise of non-qualified stock options	580	542	3,945
Other	977	2,037	2,580
Changes in operating assets and liabilities:
Accounts receivable	(1,408)	(3,296)	(2,059)
Inventories	5,366	(7,698)	(275)
Prepaid expenses and other current assets	(1,715)	(611)	(2,343)
Other assets and liabilities	5,642	(1,140)	(1,574)
Accounts payable	222	(1,439)	4,784
Accrued expenses	(2,420)	2,269	6,323
Unearned franchise and development fees	(2,741)	(189)	(339)
Net cash provided by operating activities	96,388	76,718	89,581
Investing activities
Purchase of property and equipment	(31,479)	(59,437)	(82,560)
Purchase of investments	(3,424)	—	(22,908)
Proceeds from sale or maturity of investments	5,397	15,070	46,632
Loans to franchisees and affiliates	(8,822)	(15,426)	(6,614)
Loan repayments from franchisees and affiliates	10,264	6,464	2,955
Acquisitions	(1,306)	(6,623)	(32,703)
Proceeds from divestitures of restaurants	6,732	170	29
Other	381	798	(48)
Net cash used in investing activities	(22,257)	(58,984)	(95,217)
Financing activities
Net proceeds (repayments) from line of credit facility	(40,400)	145,000	—
Payments on long-term debt	(915)	(6,716)	(9,815)
Proceeds from issuance of long-term debt	—	—	2,510
Proceeds from exercise of stock options	8,410	2,162	14,459
Acquisition of treasury stock	(29,354)	(156,230)	(31,713)
Other	(124)	794	55
Net cash used in financing activities	(62,383)	(14,990)	(24,504)

Effect of exchange rate changes on cash and cash equivalents	(280)	(301)	24

Change in cash and cash equivalents	11,468	2,443	(30,116)
Cash and cash equivalents at beginning of year	6,141	3,698	33,814
Cash and cash equivalents at end of year	$17,609	$6,141	$3,698

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carry-out restaurants under the trademark “Papa John’s,” currently in 47 states, the District of Columbia, and nine international markets. We also operate and franchise pizza delivery and carry-out restaurants under the trademark “Perfect Pizza” in the United Kingdom. Substantially all revenues are derived from retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in their operations.

2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Papa John’s and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. The 2001 and 1999 fiscal years consisted of 52 weeks and the 2000 fiscal year consisted of 53 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

Franchise fees are recognized when a franchised restaurant begins operations, at which time we have performed our obligations related to such fees. Fees received pursuant to development agreements which grant the right to develop franchised restaurants in future periods in specific geographic areas are deferred and recognized on a pro rata basis as the franchised restaurants subject to the development agreements begin operations. Both franchise and development fees are nonrefundable. Franchise royalties, which are based on a percentage of franchise restaurants’ sales, are recognized as earned.

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

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of three months or less at date of purchase. These investments are carried at cost, which approximates fair value.

Investments

We determine the appropriate classification of investment securities at the time of purchase and reevaluate such designation as of each balance sheet date.

Investments held at December 30, 2001 consist of investments held by our captive insurance subsidiary. These investments are classified as available for sale securities and are stated at fair value, which approximates carrying value, based upon quoted market prices.

Substantially all investment securities held at December 31, 2000, were classified as trading securities since the investments were planned for liquidation in early 2001. Trading securities are stated at fair value as determined primarily through quoted market prices. Unrealized gains and losses for trading securities were included in the accompanying consolidated statements of income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable

Substantially all accounts receivable are due from franchisees for purchases of food and paper products, restaurant equipment, printing and promotional items, risk management services, information systems and related services, and for royalties from December sales.  Credit is extended based on an evaluation of the franchisee’s financial condition and, generally, collateral is not required. We consider substantially all accounts receivable collectible; however, a reserve for uncollectible accounts is established as deemed necessary based upon overall accounts receivable aging levels and a specific review of accounts for franchisees with known financial difficulties.

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

Depreciation expense was $31.7 million in 2001, $30.1 million in 2000 and $22.3 million in 1999.

Long-Lived and Intangible Assets

The recoverability of long-lived and intangible assets is evaluated annually or more frequently if an impairment indicator exists. We consider several indicators in assessing if impairment has occurred, including historical financial performance, operating trends and management’s future operating plans.  If impairment indicators exist, we evaluate on an operating unit basis (e.g. an individual restaurant) whether impairment exists on the basis of undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. Recorded values that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or net realizable value for assets held for sale. During 2001, we recorded an impairment charge of $556,000, which is included in pre-opening and other general expenses. See Note 4 for impairment charges recorded in 2000 (no charges were recorded in 1999).

Goodwill is amortized on a straight-line basis ranging from 15 to 25 years. Accumulated goodwill amortization was $8.2 million at December 30, 2001 and $5.8 million at December 31, 2000 (see “Accounting Changes” below).

Restaurant Closures

We recognize the impact of costs associated with restaurant closures in the period in which the decision to close the restaurant is made. We also record a liability at the date the closure is considered probable for the net present value of any remaining operating lease obligations subsequent to the expected closure date, net of any estimated sublease income. Restaurant closures did not have a significant impact on our 2001 or 1999 consolidated financial results. See Note 4 for the impact of restaurant closures on our 2000 consolidated financial results.

Systems Development Costs

We defer certain systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $1.4 million in 2001, $2.3 million in 2000 and $1.4 million in 1999.

Advertising and Related Costs

Advertising and related costs include the costs of domestic Company-owned restaurant activities such as mail coupons, door hangers and promotional items and contributions to the Papa John’s Marketing Fund, Inc. (the “Marketing Fund”) and local market cooperative advertising funds. Contributions by domestic Company-owned and franchised restaurants to the Marketing Fund and the cooperative advertising funds are based on an established percentage of monthly restaurant revenues. The Marketing Fund is responsible for developing and conducting marketing and advertising for the Papa John’s system. The local market cooperative advertising funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by the Marketing Fund.  We recognize domestic Company-owned restaurant contributions to the Marketing Fund and to those local market cooperative advertising funds deemed to be controlled by us (collectively, the “Controlled Funds”) as advertising and related costs at the time the Controlled Funds actually incur such expenses.

Foreign Currency Translation

The local currency is the functional currency for our foreign subsidiary, Papa John’s UK. Earnings are translated into U.S. dollars using monthly average exchange rates, while balance sheet accounts are translated using year-end exchange rates. The resulting translation adjustments are included as a component of accumulated other comprehensive income.

Financial Instruments

During 2001, we adopted Financial Accounting Standards Board (FASB) Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and 138 (SFAS 137 and 138). SFAS 133, as amended by SFAS 137 and 138, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative meets the hedge criteria of SFAS 133, as amended by SFAS 137 and 138, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

The adoption of SFAS 133, as amended by SFAS 137 and 138, resulted in the cumulative effect of an accounting change of $1.7 million ($1.1 million after tax) charged against accumulated other comprehensive income to reflect the fair value of our interest rate collar as of the date of adoption. The adoption of SFAS 133, as amended by SFAS 137 and 138, had no impact on earnings. During 2001, accumulated other comprehensive income was charged $2.1 million ($1.3 million after tax) for the net change in fair value of our interest rate collar and interest rate swap, both of which are deemed to be effective hedges in accordance with SFAS 133, as amended by SFAS 137 and 138 (see Note 5).

Earnings per Share

The calculation of basic earnings per common share and earnings per common share — assuming dilution for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 are as follows (in thousands, except per share data)

	2001	2000	1999
Basic earnings per common share:
Net income	$47,245	$31,824	$47,286
Weighted average shares outstanding	22,600	24,703	30,195
Basic earnings per common share	$2.09	$1.29	$1.57

Earnings per common share — assuming dilution:
Net income	$47,245	$31,824	$47,286

Weighted average shares outstanding	22,600	24,703	30,195
Dilutive effect of outstanding common stock options	153	204	885
Diluted weighted average shares outstanding	22,753	24,907	31,080
Earnings per common share — assuming dilution	$2.08	$1.28	$1.52

Options to purchase common stock with an exercise price greater than the average market price were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive.  The number of antidilutive options was 3.0 million in 2001, 3.7 million in 2000 and 986,000 in 1999.

Accounting Changes

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. SFAS 141 also specifies criteria for the recognition of identifiable intangible assets separately from goodwill. We will apply the provisions of SFAS 141 to all future business combinations. No significant impact occurred with the adoption of SFAS 141 on July 1, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. With the adoption of SFAS 142, companies will no longer amortize goodwill and intangible assets with indefinite useful lives. Instead, goodwill and intangible assets with indefinite useful lives will be subject to an annual review for impairment. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment.

As of December 30, 2001, our balance sheet included $48.3 million of goodwill, net of accumulated amortization of $8.2 million. The adoption of SFAS 142 will result in a reduction of approximately $2.8 million in amortization expense beginning in 2002. Proforma earnings per common share, assuming dilution, for 2001 will be reported as $2.15 effective with the adoption of SFAS 142. Management does not expect the results of the impairment review, which is to be performed in accordance with the provision of SFAS 141, to have a material impact on the Company’s consolidated financial statements.

In 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, effective for the Company in fiscal year 2002. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. We do not expect the adoption of SFAS 144 to have a significant impact on our results of operations or our financial statement presentation.

Prior Year Data

Certain prior year data has been reclassified to conform to the 2001 presentation.

3.  Acquisitions and Divestitures

During 2001, we acquired 16 Papa John’s restaurants from franchisees for $5.5 million ($1.3 million in cash, net of cash acquired, forgiveness of $3.5 million of notes payable to us and assumed liabilities of $700,000). The allocation for these acquisitions resulted in goodwill of $3.3 million.

During 2000, we acquired 25 Papa John’s restaurants from franchisees for $8.9 million ($6.6 million in cash, net of cash acquired, $1.6 million of assumed liabilities and forgiveness of notes payable to us of $670,000). The allocation for these acquisitions resulted in goodwill of $6.9 million.

During 1999, we acquired 28 Papa John’s restaurants from franchisees for $11.0 million ($5.1 million in cash, forgiveness of a $900,000 note payable to us, and assumed a $5.0 million note payable, which was paid in 2000). The allocation for these acquisitions resulted in goodwill of $8.4 million.

On November 29, 1999, we acquired Perfect Pizza Holdings Limited (“Perfect Pizza”), a company which operated and franchised 206 restaurants (12 Company-owned and 194 franchised) in the United Kingdom, for $27.6 million in cash (net of cash acquired of $4.7 million). The allocation for this acquisition resulted in goodwill of $30.9 million.

The business combinations in the previous paragraphs were each accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial statements.

On March 28, 1999, we acquired Minnesota Pizza Company, LLC (“Minnesota Pizza”), a franchisee that operated 37 Papa John’s restaurants in the Minneapolis/St. Paul, Minnesota market. We issued 128,119 shares of our common stock having a value of $5.4 million in exchange for all of the issued and outstanding ownership interests of Minnesota Pizza. The transaction was accounted for as a pooling of interests for financial reporting purposes and as a taxable transaction for income tax purposes.

The following table summarizes restaurant divestiture and other asset disposition activity during 2001, 2000 and 1999 (dollars in thousands):

	2001	2000	1999
Number of restaurants sold	49	7	6

Cash proceeds received	$6,732	$170	$29
Notes receivable from franchisees	4,485	2,200	866
Total consideration	$11,217	$2,370	$895
Net pre-tax (losses) gains on restaurant and other asset dispositions (1)	$(555)	$200	$(1,400)

(1) Gains and losses are included in pre-opening and other general expenses.

4.  Special Charges

We recorded special charges of $20.9 million and $6.1 million in 2000 and 1999, respectively.  The 2000 special charges are comprised of the following items (dollars in thousands):

		Asset	Accrued
		Valuation	Liabilities	Total
•	Impairment of carrying value of 52 restaurants	$6,751	$—	$6,751
•	Impairment or write-off of certain assets,
	principally technology assets	6,728	—	6,728
•	Closure of 13 restaurants	1,866	1,247	3,113
•	Closing of 20 field offices, severance and
	exit costs	635	1,928	2,563
•	Settlement of vendor litigation	—	750	750
•	Advertising litigation	—	1,000	1,000
	Total	$15,980	$4,925	$20,905

The Company determined that certain domestic restaurants were impaired due to specific operational performance indicators.  We estimated the undiscounted cash flows over the estimated lives of the assets for each of our restaurants that met certain impairment indicators and compared these estimates to the carrying values of the underlying assets.  The forecasted cash flows were based on our assessment of the individual store’s future profitability which is based on the restaurant’s historical results, the maturity of the restaurant’s market as well as our future plans for the restaurant and its market.  In estimating forecasted cash flows, we used a discount rate of 12%, which approximates the return we would expect on those types of investments.  Based on our analysis, we determined that 52 restaurants were impaired by a total of $6.8 million.

The impairment or write-off of certain assets was principally comprised of technology assets, including the development of our on-line ordering capabilities.  The Company assessed the future use of certain technological and other assets and determined that the assets were no longer beneficial to the Company or that the carrying value of the assets was impaired due to lower future cash flows based on our updated strategy to focus on our primary business activities.  Based on an asset analysis and an analysis of estimated future cash flows in accordance with SFAS No. 121, a charge of $6.7 million was recorded.

We identified and committed to close 13 restaurants due to deteriorating economic performance and poor outlook for improvement.  A charge of $3.1 million was recorded.

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

In August 1998, Pizza Hut, Inc. filed suit against us in the United States District Court for the Northern District of Texas, claiming that our “Better Ingredients. Better Pizza.” slogan constituted false and deceptive advertising in violation of the Lanham Trademark Act. In November 1999, the jury returned a verdict that our “Better Ingredients. Better Pizza.” slogan was false and deceptive. On January 3, 2000, the court announced its judgment, awarding Pizza Hut $468,000 in damages and ordering us to cease all use of the “Better Ingredients. Better Pizza.” slogan. Under the judge’s order, we were to cease using the slogan in print and broadcast advertising, phase out printed promotional materials and other items containing the slogan and remove the slogan from restaurant signage, all according to deadlines specified by the court. We initially estimated that the pre-tax costs of complying with the court’s order and certain related costs could have approximated $12.0 to $15.0 million, of which $6.1 million was recorded as pre-tax charges against 1999 earnings.  We filed an appeal of the verdict and the court’s order and a motion for stay of the court’s order pending outcome of the appeal.

On January 21, 2000, the United States Court of Appeals for the Fifth Circuit granted a stay of the District Court judgment pending our appeal.  Oral arguments related to the appeal were held on April 5, 2000. On September 19, 2000, the Fifth Circuit vacated the District Court’s judgment in its entirety and remanded the case to the District Court for entry of judgment in favor of Papa John’s.  On December 18, 2000, Pizza Hut filed a Petition for Writ of Certiorari with the United States Supreme Court. On March 19, 2001, the United States Supreme Court denied Pizza Hut’s Petition for Writ of Certiorari.  For the 2000 fiscal year, we incurred an additional $1.0 million of pretax charges related to this issue.

The special charge recorded in 2000 resulted in a write-down of asset carrying value of $16.0 million and the establishment of accrued liabilities for cash payments of $4.9 million.  At December 30, 2001, the remaining accrued liability related to the special charge was $1.4 million, which relates to future lease payments for closed or abandoned sites.

5.  Debt and Credit Arrangements

Debt and credit arrangements consist of the following (in thousands):

	2001	2000
Revolving line of credit	$104,600	$145,000
Other	710	1,607
	105,310	146,607
Current portion of debt	(225)	(897)
Long-term debt	$105,085	$145,710

In connection with the authorization of a common stock share repurchase program (see Note 13), we entered into a $200.0 million revolving line of credit facility with an expiration date of March 17, 2003. Outstanding balances for this facility accrue interest at 50.0 to 87.5 basis points over LIBOR or other bank developed rates at our option. The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). At December 30, 2001, $104.6 million was outstanding under this facility and the average effective interest rate for borrowing under this facility during 2001, after considering the impact of the interest rate collar described below, was 6.59%. The fair value of our outstanding debt approximates carrying value. We do not expect any problems in renewing this line of credit for periods subsequent to March 2003. This facility agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charge and leverage ratios and minimum levels of net worth. At December 30, 2001, we were in compliance with these covenants.

In connection with the line of credit facility, Papa John’s entered into a no-fee interest rate collar (“Collar”) with a notional amount of $100.0 million, a 30-day LIBOR rate range of 6.36% (floor) to 9.50% (ceiling) and an expiration date of March, 2003.  The purpose of the Collar is to provide a hedge against the effects of rising interest rates. Papa John’s makes payments under the terms of the Collar when the 30-day LIBOR rate is below the floor to raise the effective rate to 6.36%, and receives payments when the 30-day LIBOR rate is above the ceiling, to lower the effective rate to 9.50%, thus assuring that Papa John’s effective 30-day LIBOR rate is always within the above-stated range. When the 30-day LIBOR rate is within the range, no payments are made or received under the Collar. Amounts payable or receivable under the Collar are accounted for as adjustments to interest expense.

During 2001, the Company entered into an interest rate swap agreement (“Swap”) that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006. The purpose of the Swap is to provide a hedge against the effects of rising interest rates on forecasted future borrowings.

The net fair value of the Collar and Swap was $3.8 million ($2.4 million, net of tax) at December 30, 2001, and is included in other long-term liabilities in the accompanying consolidated balance sheet (offset by a corresponding amount representing the net unrealized loss included in accumulated other comprehensive loss).

Interest paid, net of amounts capitalized, during fiscal 2001, 2000 and 1999 was $9.4 million, $6.9 million and $93,000, respectively.

6.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2001	2000
Land	$33,733	$30,449
Buildings and improvements	82,164	78,970
Leasehold improvements	72,018	70,838
Equipment and other	147,948	136,410
Construction in progress	4,296	12,642
	340,159	329,309
Less accumulated depreciation and amortization	(101,214)	(83,435)
Net property and equipment	$238,945	$245,874

We capitalized interest costs of $507,000 in 2000 and $169,000 in 1999 (none in 2001).

7.  Franchisee Loan Program

We have a program under which selected franchisees may borrow funds principally for use in the construction and development of their restaurants. Loans outstanding to franchisees were approximately $17.6 million as of December 30, 2001, and $16.7 million as of December 31, 2000, net of allowance for doubtful accounts. The outstanding franchisee loan balance as of December 31, 2000 includes a loan of $3.4 million to the Marketing Fund (see Note 2).  There are no commitments to lend additional amounts to franchisees as of December 30, 2001.

Such loans bear interest at fixed or floating rates (ranging from 4.5% to 9.5% at December 30, 2001), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans approximate market value.  Interest earned on franchisee loans was approximately $1.4 million in 2001, $1.5 million in 2000 and $762,000 in 1999, and is reported in investment income in the accompanying consolidated statements of income.

We established a reserve of $469,000 in 2001 and $4.2 million in 2000 for potentially uncollectible franchisee notes receivable. We concluded the reserve was necessary due to certain franchisees’ deteriorating economic performance and underlying collateral value. The reserve at December 31, 2000, related to a note receivable with a related party franchisee. This note was written off during 2001 without any impact on 2001 earnings.

Approximately $661,000 of the loans outstanding as of December 30, 2001 and $6.8 million as of December 31, 2000, were to franchisees in which we or certain of our directors or officers had an ownership interest (see Note 11).

8.              Insurance Reserves

The Company’s insurance programs for workers compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees are self-insured up to certain individual and aggregate reinsurance levels.  Claims in excess of self-insurance levels are fully insured. Losses are accrued based on estimates of the aggregate retained liability for claims incurred using certain actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends. Accrued but unpaid losses for the Company’s insurance programs are included in accrued expenses in the accompanying consolidated balance sheets.

In addition, beginning in October 2000, the Company’s wholly owned captive insurance subsidiary, RSC Insurance Services, Ltd., began providing insurance coverage to franchisees who elect to participate.  The insurance provided by the captive insurance subsidiary is principally workers compensation, general liability, property and owned and non-owned automobile programs.

The Company’s $3.9 million estimated liability for losses associated with the franchise insurance program are included in other long-term liabilities at December 30, 2001 (none in 2000). Investments of $3.4 million are held by the captive insurance subsidiary to fund these estimated liabilities and are classified as long-term investments.

9.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2001	2000
Insurance	6,100	3,903
Accrued salaries and benefits	5,462	5,319
Accrued purchases	3,264	1,811
Rent	2,015	1,951
Special charges	1,396	3,912
Utilities	879	516
Marketing	872	1,499
Accrued interest	433	981
Deferred proceeds on sale of restaurants	—	1,588
Other	6,352	7,851
Total	$26,773	$29,331

10.  Income Taxes

A summary of the provision for income taxes follows (in thousands):

	2001	2000	1999
Current:
Federal	$17,092	$23,380	$22,893
State and local	3,133	1,991	3,781
Deferred (federal and state)	8,414	(5,609)	1,757
Total	$28,639	$19,762	$28,431

Significant deferred tax assets (liabilities) follow (in thousands):

	2001	2000
Unearned development fees	$1,298	$2,398
Accrued expenses and other	4,270	10,549
Deductible goodwill	4,503	4,870
Other	1,596	23
Total deferred tax assets	$11,667	$17,840

Deferred expenses	(1,184)	(1,747)
Accelerated depreciation	(9,949)	(8,151)
Other	(1,362)	(1,447)
Total deferred tax liabilities	(12,495)	(11,345)
Net deferred tax assets (liabilities)	$(828)	$6,495

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 is as follows (in thousands):

	2001	2000	1999
Tax at U.S. federal statutory rate	$26,559	$18,055	$26,501
State and local income taxes	2,035	1,728	2,450
Tax exempt investment income	—	—	(551)
Other	45	(21)	31
Total	$28,639	$19,762	$28,431

Income taxes paid were $16.5 million in 2001, $23.8 million in 2000 and $19.4 million in 1999.

11.  Related Party Transactions

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

	2001	2000	1999
Revenues from affiliates:
Commissary sales	$90,970	$91,237	$80,336
Equipment and other sales	11,137	12,085	10,423
Franchise royalties	12,254	12,493	10,530
Franchise and development fees	255	955	1,574
Total	$114,616	$116,770	$102,863

Other income from affiliates	$660	$920	$314
Accounts receivable-affiliates	$4,347	$2,805	$3,302
Notes receivable-affiliates	$661	$6,813	$3,590

We paid $443,000 in 2001, $695,000 in 2000 and $1.3 million in 1999 for charter aircraft services provided by entities owned by certain directors and officers, including the Chief Executive Officer (CEO) of Papa John’s.

We advanced $379,000 in 2001, of which $194,000 relates to 2002, and $183,000 in both 2000 and 1999, in premiums for split-dollar life insurance coverage on the CEO for the purpose of funding estate tax obligations. Papa John’s and the officer share the cost of the premiums. The premiums advanced by us as of December 30, 2001 total $1.9 million and will be repaid out of the cash value or proceeds of the policies.

The Marketing Fund made payments to an advertising agency, who in turn, made payments to an advertising agency who made payments to the CEO, for the use of his image and services in the production and use of certain electronic and print advertisements. The CEO earned $60,000 in 2001, $169,000 in 2000 and $189,000 in 1999 for these services.

The Company and two directors are parties to consulting agreements under which $219,000 in 2001, $203,000 in 2000 and $120,000 in 1999 were paid to the directors.

During the fourth quarter of 1999, we acquired five restaurants for $1.6 million, which were immediately sold to Capital Pizza, Inc. (Capital), for the same amount. In addition, we acquired one restaurant from Capital for total consideration of $190,000, in which we forgave a note payable to us. Capital is owned in part by certain of our officers.

During 1999, we were reimbursed a total of $626,000 by a franchise owned by the CEO and his wife, for advances made by the Company toward construction, design and equipment costs of a new prototype restaurant in Louisville, Kentucky. The advances were made during the design and construction phase of the project in consideration of the franchisee’s willingness to permit the Company to test certain experimental and prototypical construction, design and equipment ideas in the restaurant. Construction of the restaurant was completed in February 1999. Following the final completion of the project and a replication of the facility in a second location in 1999, the franchisee repaid the actual costs that would have been incurred to construct the restaurant had final design and construction plans been available at the beginning of the project. The Company absorbed the remaining $245,000 in development costs associated with the project.

Papa John’s Franchise Advisory Council has initiated a program that allows the cost of cheese to Papa John’s restaurants to be established on a quarterly basis.  An independent franchisee-owned corporation, BIBP Commodities, Inc. (“BIBP”), was established effective December 27, 1999, through which the program is administered. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (Company-owned and franchised) at a set quarterly price. The purchase of cheese by PJFS from BIBP is not guaranteed.

Gains or losses incurred by BIBP, due to differences in the actual market price of cheese purchased and the established quarterly sales price, are factors used to determine the price for subsequent quarters. Had BIBP not been in existence and PJFS had therefore been required to purchase cheese at actual market prices, our consolidated net income would have been decreased by approximately $1.6 million in 2001 and increased by $1.2 million in 2000.

BIBP has a $10.0 million line of credit with a third-party bank expiring in June 2002, and we have agreed to provide up to an additional $7.6 million loan facility to BIBP to fund cash deficits that may arise. No amounts were advanced under the Company’s loan facility as of December 30, 2001.

We purchased $154.1 million and $136.6 million of cheese during 2001 and 2000, respectively, from BIBP (none in 1999).

We guarantee up to $2.0 million of bank borrowings by BIBP and up to $3.0 million of bank borrowings by the Marketing Fund as of December 30, 2001.  We do not anticipate any losses from these guarantees.

12.  Lease Commitments and Contingencies

We lease office, retail and commissary space under operating leases with terms generally ranging from three to five years and providing for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the Consumer Price Index. Papa John’s UK, our subsidiary located in the United Kingdom, leases certain retail space which is primarily subleased to our franchisees. Future minimum lease payments, including the gross lease cost related to the subleased sites, are as follows: 2002 - $20.7 million; 2003 - $18.9 million; 2004 - $16.3 million; 2005 - $13.1 million; 2006 - $10.0 million and thereafter - $24.8 million. Future expected sublease payments are as follows: 2002 - $3.6 million, 2003 - $3.4 million, 2004 - $3.2 million, 2005 - $2.9 million, 2006 - $2.7 million and thereafter - $14.8 million. During 2001 and 2000, we subleased 170 and 168 sites to our franchisees, respectively, and received payments of $3.5 million and $3.6 million, which are included in international operating expenses. Total rent expense was $15.4 million in 2001, $14.5 million in 2000, and $12.4 million in 1999, net of subleased payments received.

We are subject to claims and legal actions in the ordinary course of business.  We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

13.  Share Repurchase and Common Equity Put Options

The Papa John’s Board of Directors has authorized the repurchase of up to $275.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 29, 2002. Funding for the share repurchase program has been provided through a $200.0 million credit facility, operating cash flows and the liquidation of available investments, cash and cash equivalents.

Through December 30, 2001, a total of 8.9 million shares with an aggregate cost of $217.3 million and an average price of $24.54 per share were repurchased under this program and placed in treasury.

Subsequent to year-end, through March 15, 2002, an additional 1.3 million shares with an aggregate cost of $35.2 million were repurchased.

There were 250,000 common equity put options outstanding at December 31, 2000 (none in 2001), all of which were sold in the third quarter 2000. The options expired at various dates through July 2001 and had exercise prices between $19.50 and $21.99. The $5.2 million total exercise price of the options outstanding was reflected in the balance sheet in other long-term liabilities at December 31, 2000, and the related offset, net of premiums received of $556,000, was recorded in treasury stock. Additionally, during 2001, we sold 50,000 common equity put options at an exercise price of $28.50 that expired during the fourth quarter of 2001. Premiums received from the sale of the common equity put options, which amounted to $120,000 and $556,000 in 2001 and 2000, respectively, reduced the net cost of treasury stock as reported in the accompanying consolidated statements of stockholder’s equity.

14.  Stockholder Protection Rights Agreement

On February 14, 2000, the Board of Directors of the Company adopted a Stockholder Protection Rights Agreement (the “Rights Plan”). Under the terms of the Rights Plan, one preferred stock purchase right was distributed as a dividend on each outstanding share of Papa John’s common stock held of record as of the close of business on March 1, 2000. The rights generally will not become exercisable until a person or group acquires beneficial ownership of 15% or more of the Company’s common stock in a transaction that is not approved in advance by the Board of Directors. The Company’s Founder and CEO, John Schnatter, who owns approximately 27% of the outstanding common stock, will be excluded from operation of the Rights Plan unless (together with his affiliates and family members) he acquires more than 40% of the Company’s common stock.

If the rights are triggered, then each right owned by a stockholder other than the unapproved acquirer entitles its holder to purchase shares of Company common stock at 50% of its market price. In addition, after the rights are triggered, if the Company is acquired by an unapproved acquirer in a merger or other business combination transaction, each right that has not previously been exercised will entitle its holder to purchase, at the right’s current exercise price, common shares of such other entity having a value of twice the right’s exercise price.  The Company may redeem the rights for a nominal amount at any time prior to an event that causes the rights to become exercisable.

15.  Stock Options

In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), we have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

We award stock options from time to time under the Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan (the “1993 Plan”), the Papa John’s International, Inc. 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”) and the Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan (the “1999 Plan”). Shares of common stock authorized for issuance are 6,400,000 under the 1993 Plan, 370,000 under the Directors Plan and 1,000,000 under the 1999 Plan. Options granted under all plans generally expire ten years from the date of grant and vest over one-to five-year periods, except for certain options awarded under a previous, multi-year operations compensation program that vested immediately upon grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we have accounted for our employee stock options granted subsequent to December 25, 1994 under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information follows, along with the indicated weighted average assumptions used:

	2001	2000	1999
Pro forma net income (in thousands)	$46,453	$25,806	$39,349
Pro forma earnings per share:
Basic	$2.06	$1.04	$1.30
Assuming dilution	$2.04	$1.04	$1.27
Assumptions (weighted average):
Risk-free interest rate	2.5%	5.3%	6.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.48	0.49	0.47
Expected life (in years)	5.2	4.6	4.0

Because SFAS 123 is applicable only to options granted subsequent to December 25, 1994, our pro forma effect was not fully reflected until 2000 when the complete five years of vesting occurred for 1995 option awards.

Information pertaining to options for 2001, 2000 and 1999 is as follows (number of options in thousands):

	2001		2000		1999
	Number of	Weighted-Average	Number of	Weighted-Average	Number of	Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding-beginning of year	5,269	$28.53	5,740	$28.55	5,782	$28.54
Granted	207	22.73	197	24.59	1,216	26.68
Exercised	387	21.72	149	14.50	636	22.72
Cancelled	1,026	29.96	519	32.18	622	32.83
Outstanding-end of year	4,063	$28.52	5,269	$28.53	5,740	$28.55
Exercisable-end of year	3,488	$28.39	3,394	$28.06	2,638	$27.30

Weighted-average fair value
of options granted during
the year	$7.58		$9.02		$9.22

The number, weighted-average exercise price and weighted-average remaining contractual life of options outstanding as of December 30, 2001, and the number and weighted average exercise price of options exercisable as of December 30, 2001 follow (number of options in thousands):

	Range of	Number of	Weighted-Average	Weighted-Average
	Exercise Prices	Options	Exercise Price	Remaining Life
Outstanding options:	$5.78 — $9.99	16	$6.95	1.74
	10.00 — 19.99	369	15.94	3.65
	20.00 — 29.99	1,842	25.15	6.49
	30.00 — 45.56	1,836	34.63	6.02
Total		4,063	$28.52	6.00

Exercisable options:	$5.78 — $9.99	16	$6.95
	10.00 — 19.99	369	15.94
	20.00 — 29.99	1,492	25.47
	30.00 — 45.56	1,611	34.16
Total		3,488	$28.39

Plan provisions provide that excess available shares under the 1993 Plan may be transferred to the 1999 Plan. As of December 30, 2001, 1,635,000 shares were available for future issuance under the 1993 and 1999 plans and 92,000 shares under the Directors Plan.

16.  Defined Contribution Benefit Plan

We have established the Papa John’s International, Inc. 401(k) Plan (the “Plan”), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The Plan is open to all employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. Effective July 1, 1999, we began contributing up to 1.5% of a participating employee’s earnings. Costs of the Plan recognized in 2001, 2000 and 1999 were $688,000, $402,000 and $146,000, respectively.  Administrative costs of the Plan are paid by us and are not significant.

17.  Segment Information

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

Segment information is as follows:

	2001	2000	1999
Revenues from external customers:	(in thousands)
Domestic restaurants	$445,849	$456,637	$394,636
Domestic commissaries	387,049	351,255	306,909
Domestic franchising	53,695	52,704	47,078
International	31,909	30,848	3,624
All others	52,730	53,233	53,078
Total revenues from external customers	$971,232	$944,677	$805,325
Intersegment revenues:
Domestic commissaries	$132,948	$129,640	$118,507
Domestic franchising	459	165	139
International	2,339	2,372	—
All others	16,803	19,884	15,431
Total intersegment revenues	$152,549	$152,061	$134,077
Depreciation and amortization:
Domestic restaurants	$17,260	$16,728	$13,880
Domestic commissaries	6,354	5,890	4,190
International	2,322	2,242	319
All others	1,272	707	645
Unallocated corporate expenses	7,968	8,605	5,793
Total depreciation and amortization	$35,176	$34,172	$24,827
Income (loss) before income taxes: (1)
Domestic restaurants	$12,428	$842	$15,081
Domestic commissaries	25,332	23,184	21,632
Domestic franchising	49,912	47,241	42,365
International	414	1,243	(10)
All others	2,990	4,842	3,945
Unallocated corporate expenses (2)	(15,018)	(25,388)	(7,061)
Elimination of intersegment profits	(174)	(378)	(235)
Total income before income taxes	$75,884	$51,586	$75,717
Fixed assets:
Domestic restaurants	$151,069	$155,513	$144,033
Domestic commissaries	65,643	63,468	55,999
International	4,563	3,993	3,530
All others	11,203	7,724	5,153
Unallocated corporate assets	107,681	98,611	88,843
Accumulated depreciation and amortization	(101,214)	(83,435)	(69,745)
Net fixed assets	$238,945	$245,874	$227,813
Expenditures for fixed assets:
Domestic restaurants	$18,347	$27,857	$24,662
Domestic commissaries	3,203	8,227	15,296
International	1,343	2,073	160
All others	847	3,236	777
Unallocated corporate	7,739	18,044	41,665
Total expenditures for fixed assets	$31,479	$59,437	$82,560

(1)                    The special charges and provision for uncollectible notes receivable charge for 2001, 2000 and 1999 were included in the following segments (in thousands):

	2001	2000	1999
Domestic restaurants	$—	$12,920	$—
Domestic commissaries	—	750	136
All others	—	256	197
Unallocated corporate expenses	537	11,196	5,771
Total	$537	$25,122	$6,104

(2)                      The decrease in unallocated corporate expense in 2001 as compared to 2000 is primarily due to the $10.7 million decrease in the special charges and the provision for uncollectible notes receivable.  The increase in unallocated corporate expense in 2000 is primarily due to an increase in net interest expense of $9.3 million, $2.8 million in depreciation and amortization and $5.4 million related to the special charges and the provision for uncollectible notes receivable.

18.  Quarterly Data (unaudited, in thousands, except per share data)

	Quarter
	1st		2nd		3rd		4th
	2001	2000	2001	2000	2001	2000	2001	2000

Total revenues	$248,006	$227,049	$239,161	$231,535	$240,073	$224,803	$243,992	$261,290

Operating income (loss)	22,452	19,247	21,940	22,143	18,368	20,182	20,023	(4,183)	(A)

Net income (loss)	12,753	11,541	12,513	12,976	10,451	11,461	11,528	(4,154)	(A)

Basic earnings (loss) per common
share	$0.56	$0.43	$0.56	$0.51	$0.46	$0.48	$0.51	$(0.18)

Earnings (loss) per common share —
assuming dilution	$0.56	$0.43	$0.55	$0.51	$0.46	$0.48	$0.51	$(0.18)

All quarterly information above is presented in 13 week periods, except for the fourth quarter of 2000 which is presented   in a 14 week period.

(A)  The fourth quarter of 2000 included a special charge of $19.9 million and a provision for uncollectible notes receivable of $4.2 million (see Note 4, “Special Charges” and Note 7, “Franchisee Loan Program” for more information).

Report of Management

The consolidated financial statements appearing in this Annual Report have been prepared by management, which is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include some amounts that are based on management’s best estimates and judgments.

Management is responsible for the system of internal controls over financial reporting at Papa John’s International, Inc. and its subsidiaries, a system designed to provide reasonable assurance regarding the preparation of reliable published financial statements. This system is augmented by written policies and procedures and the selection and training of qualified personnel. Management believes that its system of internal controls over financial reporting provides reasonable assurance that the financial records are reliable for preparing financial statements.

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

Report of Independent Auditors

Board of Directors and Stockholders

Papa John’s International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above (appearing on pages 35 through 64 of this annual report) present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and subsidiaries at December 30, 2001 and December 31, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 14, 2002, except for Note 13,

as to which the date is March 15, 2002

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10, 11, 12 and 13.  Directors and Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions:

The information required by these items, other than the information set forth in this Report under Part I, “Executive Officers of the Registrant,” is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information.  Such information is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8–K

(a)(1)                    Consolidated Financial Statements and Schedule:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

                Consolidated Statements of Income for the years ended December 30, 2001,

                                December 31, 2000 and December 26, 1999

                Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000

                Consolidated Statements of Stockholders’ Equity for the years ended

                                December 30, 2001, December 31, 2000 and December 26, 1999

                Consolidated Statements of Cash Flows for the years ended December 30, 2001,

                                December 31, 2000 and December 26, 1999

                Notes to Consolidated Financial Statements

                Report of Independent Auditors

(a)(2)                    Consolidated Financial Statement Schedule:

                                                Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)       Exhibits:

3.1                                 Our Amended and Restated Certificate of Incorporation. Exhibit 3.1 to our Registration Statement on Form S–1 (Registration No. 33–61366) is incorporated herein by reference.

3.2                                 Our Restated By–Laws. Exhibit 3.2 to our Registration Statement on Form S–1 (Registration No. 33–61366) is incorporated herein by reference.

3.3                                 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Papa John’s International, Inc. Exhibit 3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, is incorporated herein by reference.

4.1           Specimen Common Stock Certificate.  Exhibit 4.1 to our Annual Report on Form 10–K for the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

4.2           Amended and Restated Certificate of Incorporation and Restated By–Laws (See 3.1, 3.2 and 3.3 above) is incorporated herein by reference.

10.1         Letter between Papa John’s International, Inc. and Bank One, Kentucky, N.A. governed by the International Swaps and Derivatives Association, Master Agreement dated February 7, 2000.

10.2*       Resolutions for Adoption by the Board of Directors of Papa John’s International, Inc. the Amendment to 1993 Stock Option Plan for Non-Employee Directors

10.3*       Consulting Agreement dated March 29, 1991, between Papa John’s and Richard F. Sherman. Exhibit 10.4 to our Registration Statement on Form S–1 (Registration No. 33–61366) is incorporated herein by reference.

10.4*       1996 Papa John’s International, Inc. Executive Option Program. Exhibit 10.26 to our Annual Report on Form 10–K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

10.5*       Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan.  Exhibit 10.2 to our quarterly report on Form 10–Q for the quarter ended September 29, 1996 is incorporated herein by reference.

10.6*       Amendment to Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended June 29, 1997 is incorporated herein by reference.

10.7*       Amendment to Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended June 28, 1998 is incorporated herein by reference.

10.8*       Amendment to Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 27, 1999 is incorporated herein by reference.

10.9*       Papa John’s International, Inc. 1993 Stock Option Plan for Non-Employee Directors.  Exhibit 10.3 to our quarterly report on Form 10–Q for the quarter ended September 29, 1996 is incorporated herein by reference.

10.10*     Amendment to Papa John’s International, Inc. 1993 Non-Employee Directors Stock Option Plan. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 27, 1999 is incorporated herein by reference.

10.11*     Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan Amended and Restated as of October 20, 1999. Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1999 is incorporated herein by reference.

10.12       Loan Agreement among Mississippi Business Finance Corporation (acting for and on behalf of the State of Mississippi), Bank of Mississippi (as Servicing Trustee) and PJFS of Mississippi, Inc. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 27, 1994 is incorporated herein by reference.

10.13       Lease dated May 14, 1993, between PJ Food Service, Inc. and Sample Properties relating to our commissary facility in Raleigh, North Carolina. Exhibit 10.16 to our Registration Statement on Form S–1 (Registration No. 33–61366) is incorporated herein by reference.

10.14       Lease dated November 1, 1993, between PJ Food Service, Inc. and Jackson Developers, LLC, a Missouri limited liability company, relating to our commissary and distribution facility in Jackson, Mississippi. Exhibit 10.18 to our Registration Statement on Form S–1 (Registration No. 33–73530) is incorporated herein by reference.

10.15       Lease dated January 3, 1996, between PJ Food Service, Inc. and Fraser, L.L.C. relating to our commissary and distribution facility in Denver, Colorado. Exhibit 10.29 to our Annual Report on Form 10–K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

10.16       Sublease dated January 16, 1997, between PJ Food Service, Inc. and Distribution Unlimited, Inc. relating to our commissary and distribution facility opened in Rotterdam, New York. Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

10.17       Lease dated August 30, 1996, between PJ Food Service, Inc. and A. Terry Moss and Ira E. White relating to our commissary and distribution facility opened in Des Moines, Iowa.  Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended December 29, 1996 is incorporated herein by reference.

10.18       Lease dated November 27, 1997 by and between Papa John’s and SF Property Investments, LLC, an Oregon limited liability corporation, relating to our commissary and distribution facility in Portland, Oregon. Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

10.19       First Lease Modification Agreement to Lease dated May 14, 1993 between PJ Food Service, Inc., and Sample Properties relating to our commissary and distribution facility in Raleigh, North Carolina. Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

10.20       Lease dated December 6, 1998, between PJ Food Service, Inc. and The Buncher Company relating to our commissary and distribution facility to be opened in Pittsburgh, Pennsylvania. Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is incorporated herein by reference.

10.21                     Acquisition Agreement dated March 29, 1999, with the Minnesota Pizza Company. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 28, 1999 is incorporated herein by reference.

10.22       Agreement for the Sale and Purchase of the Entire Issued Share Capital of Perfect Pizza Holdings Limited Between Geoffrey Street and Others and Papa John’s (UK) Limited and Papa John’s International, Inc. dated November 29, 1999. Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1999 is incorporated herein by reference.

10.23                     Credit Agreement by and among Papa John’s International, Inc. and The Banks Party Hereto and Bank One, Indiana, NA, As Syndication Agent and PNC Bank, National Association, As Lender Arranger and Administrative Agent dated as of March 17, 2000. Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1999 is incorporated by reference.

10.24                     Second Amendment to Credit Agreement by and among Papa John’s International, Inc. and The Guarantors Party Hereto and the Banks Party Hereto and Bank One, Indiana, NA, as Syndication Agent and PNC Bank, National Association, as Lead Arranger and Administrative Agent and dated as of October 30, 2000. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 24, 2000 is incorporated herein by reference.

10.25                     Letter between Papa John’s International, Inc. and Bank One, Indiana, N.A. governed by the International Swaps and Derivatives Association, Inc. Master Agreement dated February 22, 2000. Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1999 is incorporated herein by reference.

10.26                     Secured Loan Agreement entered into as of December 27, 1999, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 26, 2000 is incorporated herein by reference.

10.27       Promissory Note dated December 27, 1999, by BIBP Commodities, Inc. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended March 26, 2000 is incorporated herein by reference.

10.28                     Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and National City Bank, as Rights Agent (including the form of Certificate of Designation of Preferences and Rights and the form of Rights Certificate). Exhibit 4 of our Form 8-A dated February 16, 2000 is incorporated herein by reference.

21                                    Subsidiaries of the Company:

(a)	Papa John’s USA, Inc., a Kentucky corporation
(b)	PJ Food Service, Inc., a Kentucky corporation
(c)	PJFS of Mississippi, Inc., a Mississippi corporation
(d)	PJ Food Service Canada, Inc., a Canadian corporation
(e)	Papa John’s Support Services, Inc., a Kentucky corporation
(f)	Risk Services Corp., a Kentucky corporation

(g)	Capital Delivery, Ltd., a Kentucky corporation
(h)	RSC Insurance Services Ltd., a Bermuda corporation
(i)	Papa John’s Online LLC, a Kentucky limited liability company
(j)	Colonel’s Ltd., a Virginia limited liability company
(k)	Papa John’s (U.K.) Ltd., a United Kingdom corporation
(l)	Perfect Pizza Ltd., a United Kingdom corporation
(m)	Perfect Pizza Holdings, Ltd., a United Kingdom corporation

23            Consent of Ernst & Young LLP.

99.1         Cautionary Statements.

*Compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)           Reports on Form 8–K

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

Date:  March 22, 2002                                                          PAPA JOHN’S INTERNATIONAL, INC.

By:	/s/ John H. Schnatter
John H. Schnatter, Founder, Chairman of the
Board, Chief Executive Officer, President
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Chairman of the Board, Chief	March 22, 2002
John H. Schnatter	Executive Officer, President and Director
(Principal Executive Officer)

/s/ Charles W. Schnatter	Senior Vice President, Chief Development	March 22, 2002
Charles W. Schnatter	Officer, Secretary and Director

/s/ O. Wayne Gaunce	Director	March 22, 2002
O. Wayne Gaunce

/s/ Jack A. Laughery	Director	March 22, 2002
Jack A. Laughery

/s/ Michael W. Pierce	Director	March 22, 2002
Michael W. Pierce

/s/ Wade S. Oney	Director	March 22, 2002
Wade S. Oney

/s/ Richard F. Sherman	Director	March 22, 2002
Richard F. Sherman

/s/ Owsley Brown Frazier	Director	March 22, 2002
Owsley Brown Frazier

/s/ J. David Flanery	Vice President of Finance and Corporate	March 22, 2002
J. David Flanery	Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Letter between Papa John’s International, Inc. and Bank One, Kentucky, N.A. governed by the International Swaps and Derivatives Association, Master Agreement dated February 7, 2000.

10.2	Resolutions for Adoption by the Board of Directors of Papa John’s International, Inc. the Amendment to 1993 Stock Option Plan for Non-Employee Directors

21	Subsidiaries of the Company

23	Consent of Ernst & Young LLP

99.1	Cautionary Statements

Schedule II — Valuation and Qualifying Accounts
Papa John’s International, Inc. and Subsidiaries
(In thousands)

	Balance at	Charged to				Balance at
	Beginning of	Costs and		Additions /		End of
Classification	Year	Expenses		(Deductions)		Year

Fiscal year ended December 30, 2001:
Deducted from asset accounts:
Reserve for uncollectible accounts	$1,881	$513		$(960)		$1,434
Reserve for uncollectible accounts — affiliates	137	—		(137)		—
Reserve for franchisee notes receivable	—	537		(68)		469
Reserve for franchisee notes receivable — affiliates	4,200	—		(4,200)		—
	$6,218	$1,050		$(5,365	)(1)	$1,903

Reserves included in liability accounts:
Reserve for special charges	$3,912	$—		$(2,516	)(2)	$1,396

Fiscal year ended December 31, 2000:

Deducted from asset accounts:
Reserve for uncollectible accounts	$432	$1,532		$(83)		$1,881
Reserve for uncollectible accounts — affiliates	—	137		—		137
Reserve for franchisee notes receivable	121	—		(121)		—
Reserve for franchisee notes receivable — affiliates	—	4,200		—		4,200
	$553	$5,869		$(204	)(1)	$6,218

Reserves included in liability accounts:
Reserve for special charges	$4,083	$4,942	(2)	$(5,113	)(2)	$3,912

Fiscal year Ended December 26, 1999:

Deducted from asset accounts:
Reserve for uncollectible accounts	$395	$257		$(220)		$432
Reserve for uncollectible accounts — affiliates	—	—		—		—
Reserve for franchisee notes receivable	121	—		—		121
Reserve for franchisee notes receivable — affiliates	—	—		—		—
	$516	$257		$(220	)(1)	$553

Reserves included in liability accounts:
Reserve for special charges	$—	$6,104		$(2,021	)(2)	$4,083	(2)

(1) Uncollectible accounts written off, net of recoveries.

(2) The amount charged to the Consolidated Statements of Income related to the Special Charges was $20.9 million in 2000 ($16.0 million was a reduction to assets and $4.9 million was reserved for future cash payments) and $6.1 million in 1999 (all reserved for future cash payments). The amount reserved was reduced by cash payments of $2.5 million in 2001, $5.1 million in 2000 and $2.0 million in 1999.