Form 10-Q
period 2002-03-31
PAPA JOHNS INTERNATIONAL INC
filed 2002-05-15
CIK 901491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

Yes ☒                                    No ☐

                At May 10, 2002, there were outstanding 20,628,173 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	March 31, 2002	December 30, 2001
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$13,370	$17,609
Accounts receivable	21,129	23,238
Inventories	14,199	12,659
Prepaid expenses and other current assets	10,966	8,986
Deferred income taxes	2,489	2,639
Total current assets	62,153	65,131

Investments	4,214	3,424
Net property and equipment	236,521	238,945
Notes receivable from franchisees and affiliates	16,106	17,574
Goodwill	48,239	48,274
Other assets	14,375	14,091
Total assets	$381,608	$387,439

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,713	$23,808
Income and other taxes	20,395	15,628
Accrued expenses	30,753	26,773
Short-term debt	111,335	225
Total current liabilities	183,196	66,434

Unearned franchise and development fees	3,252	3,292
Long-term debt, net of current portion	250	105,085
Deferred income taxes	4,341	3,467
Other long-term liabilities	13,950	13,529

Stockholders’ equity:
Preferred stock	—	—
Common stock	311	310
Additional paid-in capital	204,584	201,797
Accumulated other comprehensive loss	(2,389)	(2,934)
Retained earnings	226,432	213,561
Treasury stock	(252,319)	(217,102)
Total stockholders’ equity	176,619	195,632
Total liabilities and stockholders’ equity	$381,608	$387,439

Note:                   The balance sheet at December 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2002	April 1, 2001
Domestic revenues:
Restaurant sales	$112,549	$117,357
Franchise royalties	13,050	13,109
Franchise and development fees	534	810
Commissary sales	100,021	96,653
Equipment and other sales	11,801	14,063
International revenues:
Royalties and franchise and development fees	1,410	1,349
Restaurant and commissary sales	6,300	5,933
Total revenues	245,665	249,274
Costs and expenses:
Domestic restaurant expenses:
Cost of sales	26,511	27,677
Salaries and benefits	31,882	35,118
Advertising and related costs	9,437	9,484
Occupancy costs	5,802	6,347
Other operating expenses	14,277	16,594
	87,909	95,220
Domestic commissary, equipment and other expenses:
Cost of sales	81,464	79,426
Salaries and benefits	7,582	7,883
Other operating expenses	12,226	11,055
	101,272	98,364
International operating expenses	5,327	5,251
General and administrative expenses	18,310	19,327
Provision for uncollectible notes receivable	713	—
Pre-opening and other general expenses	2,161	133
Depreciation and amortization	7,849	8,527
Total costs and expenses	223,541	226,822
Operating income	22,124	22,452
Other income (expense):
Investment income	344	583
Interest expense	(1,875)	(2,551)
Income before income taxes	20,593	20,484
Income tax expense	7,722	7,731
Net income	$12,871	$12,753

Basic earnings per common share	$.60	$.56
Earnings per common share - assuming dilution	$.60	$.56

Basic weighted average shares outstanding	21,361	22,807
Diluted weighted average shares oustanding	21,542	22,901

Note: Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2000	$307	$193,029	$(277)	$166,316	$(193,054)	$166,321
Comprehensive income:
Net income	—	—	—	12,753	—	12,753
Cumulative effect of accounting change, net of tax of $646 (see Note 2)	—	—	(1,053)	—	—	(1,053)
Change in valuation of interest rate collar, net of tax of $593	—	—	(969)	—	—	(969)
Other, net	—	—	(161)	—	—	(161)
Comprehensive income						10,570
Exercise of stock options	1	1,119	—	—	—	1,120
Tax benefit related to exercise of non-qualified stock options	—	94	—	—	—	94
Acquisition of treasury stock (637,000 shares)	—	—	—	—	(14,093)	(14,093)
Common equity put options	—	—	—	—	2,749	2,749
Other	—	(278)	—	—	—	(278)
Balance at April 1, 2001	$308	$193,964	$(2,460)	$179,069	$(204,398)	$166,483

Balance at December 30, 2001	$310	$201,797	$(2,934)	$213,561	$(217,102)	$195,632
Comprehensive income:
Net income	—	—	—	12,871	—	12,871
Change in valuation of interest rate collar and swap agreements, net of tax of $374	—	—	608	—	—	608
Other, net	—	—	(63)	—	—	(63)
Comprehensive income						13,416
Exercise of stock options	1	2,655	—	—	—	2,656
Tax benefit related to exercise of non-qualified stock options	—	112	—	—	—	112
Acquisition of treasury stock (1,307,500 shares)	—	—	—	—	(35,217)	(35,217)
Other	—	20	—	—	—	20
Balance at March 31, 2002	$311	$204,584	$(2,389)	$226,432	$(252,319)	$176,619

At March 31, 2002, the accumulated other comprehensive loss of $2,389 was comprised of net unrealized loss on the interest rate collar and swap agreements of $1,769 and unrealized foreign currency translation losses of $620.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2002	April 1, 2001

Operating activities
Net cash provided by operating activities	$26,924	$21,267

Investing activities
Purchase of property and equipment	(6,058)	(9,892)
Purchase of investments	(790)	—
Proceeds from sale or maturity of investments	—	5,397
Loans to franchisees and affiliates	(377)	(3,902)
Loan repayments from franchisees and affiliates	2,131	1,260
Proceeds from divestitures of restaurants	130	3,010
Other	89	68
Net cash used in investing activities	(4,875)	(4,059)

Financing activities
Net proceeds (repayments) from line of credit facility	6,500	(1,000)
Payments on long-term debt	(225)	(565)
Proceeds from exercise of stock options	2,656	1,120
Acquisition of treasury stock	(35,217)	(14,093)
Other	61	(278)
Net cash used in financing activities	(26,225)	(14,816)

Effect of exchange rate changes on cash and cash equivalents	(63)	(161)

Change in cash and cash equivalents	(4,239)	2,231
Cash and cash equivalents at beginning of period	17,609	6,141

Cash and cash equivalents at end of period	$13,370	$8,372

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2002

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 29, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 30, 2001.

2.  Significant Accounting Policies

Financial Instruments

Effective January 1, 2001, we adopted Financial Accounting Standards Board Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and 138 (SFAS 137 and 138). SFAS 133, as amended by SFAS 137 and 138, requires the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If the derivative meets the hedge criteria of SFAS 133, as amended by SFAS 137 and 138, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

In connection with the line of credit facility, in March 2000, Papa John’s entered into a no-fee interest rate collar (“Collar”) with a notional amount of $100.0 million, a 30-day LIBOR rate range of 6.36% (floor) to 9.50% (ceiling) and an expiration date of March 2003.  The purpose of the Collar is to provide a hedge against the effects of rising interest rates. The adoption of SFAS 133, as amended by SFAS 137 and 138, resulted in the cumulative effect of an accounting change of $1.7 million ($1.1 million after tax) charged against accumulated other comprehensive income to reflect the fair value of our interest rate collar as of the date of adoption. The adoption of SFAS 133, as amended by SFAS 137 and 138, had no impact on earnings.

During November 2001, we entered into an interest rate swap agreement (“Swap”) that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006. The purpose of the Swap is to provide a hedge against the effects of rising interest rates on forecasted future borrowings.

We recognized a gain of $982,000 ($608,000 after tax) and a charge of $1.6 million ($969,000 after tax) in accumulated other comprehensive income for the three months ended March 31, 2002 and April 1, 2001, respectively, in connection with our Collar and Swap agreements.

Accounting Changes

We adopted Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, on July 1, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also specifies criteria for the recognition of identifiable intangible assets separately from goodwill. No significant impact occurred with the adoption of SFAS 141.

We adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, on December 31, 2001. In accordance with SFAS 142, we no longer amortize goodwill and intangible assets with indefinite useful lives. Instead, goodwill and intangible assets with indefinite useful lives are subject to an annual review for impairment. Other intangible assets continue to be amortized over their useful lives and are also reviewed for impairment. We completed our impairment review during the first quarter of 2002, which indicated no impairment existed.

Our balance sheet included $48.2 million and $48.3 million of goodwill at March 31, 2002 and December 30, 2001, respectively, net of accumulated amortization of $8.2 million for both periods. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2002 are as follows (in thousands):

	Domestic Restaurants	International	All Others	Total
Balance as of December 30, 2001	$20,228	$27,610	$436	$48,274
Goodwill written off related to sale of restaurants	(35)	—	—	(35)
Balance as of March 31, 2002	$20,193	$27,610	$436	$48,239

We expect to reduce amortization expense by approximately $2.8 million ($1.7 million, net of tax) or $0.07 per common share on a fully diluted basis in 2002 due to the adoption of SFAS 141 and 142. The following reconciles earnings for the three months ended April 1, 2001, reported in the accompanying condensed consolidated statements of income to earnings as adjusted for the impact of the elimination of goodwill amortization:

	Three Months Ended
	March 31, 2002	April 1, 2001
Net Income (in thousands):
Reported net income	$12,871	$12,753
Goodwill amortization, net of tax	—	438
Adjusted net income	$12,871	$13,191

Basic earnings per share:
Reported earnings per share	$0.60	$0.56
Goodwill amortization, net of tax	—	0.02
Adjusted earnings per share	$0.60	$0.58

Earnings per common share - assuming dilution
Reported earnings per share	$0.60	$0.56
Goodwill amortization, net of tax	—	0.02
Adjusted earnings per share	$0.60	$0.58

We adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, beginning in fiscal year 2002. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.

During the three months ended March 31, 2002, we sold nine domestic restaurants with a net book value of $1.1 million to franchisees for total consideration of $595,000 (cash proceeds of $130,000 and notes receivable of $465,000), resulting in a net loss of $477,000. Additionally, we recorded a loss of $460,000 associated with the planned closure and disposal of certain assets related to domestic restaurants and $804,000 for other asset disposals and valuation allowances.  The total loss of $1.7 million associated with these activities was recorded in pre-opening and other general expenses in the accompanying condensed consolidated statements of income and are included in the domestic restaurant ($979,000), international ($265,000) and unallocated corporate ($497,000) segments in Note 3.

3.  Segment Information

We have defined four reportable segments: domestic restaurants, domestic commissaries, domestic franchising and international operations.

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues from retail sales of pizza, breadsticks, cheesesticks and soft drinks to the general public.  The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants.  The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees.  The international operations segment principally consists of our Company-owned restaurants located in the United Kingdom, our Company-owned commissary operation located in the United Kingdom, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

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

	Three Months Ended
(In thousands)	March 31, 2002	April 1, 2001

Revenues from external customers:
Domestic restaurants	$112,549	$117,357
Domestic commissaries	100,021	96,653
Domestic franchising	13,584	13,919
International	7,710	7,282
All others	11,801	14,063
Total revenues from external customers	$245,665	$249,274

Intersegment revenues:
Domestic commissaries	$32,847	$33,641
Domestic franchising	155	—
International	565	545
All others	5,145	4,953
Total intersegment revenues	$38,712	$39,139

Income (loss) before income taxes:
Domestic restaurants	$5,756	$5,018
Domestic commissaries	5,723	7,278
Domestic franchising	13,003	12,402
International	232	(290)
All others	579	788
Unallocated corporate expenses	(4,705)	(4,646)
Elimination of intersegment profits	5	(66)
Total income before income taxes	$20,593	$20,484

Fixed assets:
Domestic restaurants	$153,694
Domestic commissaries	66,738
International	4,567
All others	11,361
Unallocated corporate assets	108,065
Accumulated depreciation and amortization	(107,904)
Net fixed assets	$236,521

Note: Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

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

The recoverability of long-lived assets (other than intangibles and  goodwill) is evaluated annually or more frequently if an impairment indicator exists.  We consider several indicators in assessing if impairment has occurred, including historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate on an operating unit basis (e.g. an individual restaurant) whether impairment exists on the basis of undiscounted expected future cash flows before interest for the expected remaining life of the operating unit.  Recorded values that are not expected to be recovered through undiscounted cash flows are written down to current value, which is generally determined from estimated discounted future cash flows for assets held for use or net realizable value for assets held for sale. If these estimates or their related assumptions change in the future, we may be required to record initial or increased impairment charges for these assets. Goodwill and intangible assets with indefinate useful lives are subject to an annual review for impairment.

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

Restaurant Progression:

	Three Months Ended
	March 31, 2002	April 1, 2001

Papa John's Restaurant Progression:
U.S. Company-owned:
Beginning of period	601	631
Opened	2	6
Closed	(10)	(3)
Acquired from franchisees	—	10
Sold to franchisees	(9)	(12)
End of period	584	632
International Company-owned:
Beginning of period	10	10
Converted	1	—
Sold to franchisees	(2)	—
End of period	9	10
U.S. franchised:
Beginning of period	1,988	1,902
Opened	20	36
Closed	(13)	(12)
Acquired from Company	9	12
Sold to Company	—	(10)
Reclassification (1)	—	(14)
End of period	2,004	1,914
International franchised:
Beginning of period	130	69
Opened	4	7
Opened - UK	2	2
Closed	(1)	—
Converted	8	5
Acquired from Company	2	—
Reclassification (1)	—	14
End of period	145	97
Total restaurants — end of period	2,742	2,653

Perfect Pizza Restaurant Progression:
Company-owned
Beginning of period	3	3
Opened	—	1
Converted	(1)	—
Sold to franchisees	—	(1)
End of period	2	3
Franchised
Beginning of period	190	202
Converted	(8)	(5)
Closed	(1)	—
Acquired from Company	—	1
End of period	181	198
Total restaurants - end of period	183	201

(1)          Represents the reclassification of 11 Hawaii units and 3 Alaska units opened prior to 2001 from domestic franchising to international franchising. Effective January 1, 2001, for restaurant unit purposes, “domestic” operations includes only those units located in the contiguous United States.

Results of Operations

Revenues.  Total revenues decreased 1.4% to $245.7 million in 2002, from $249.3 million in 2001.

Domestic Company-owned restaurant sales decreased 4.1% to $112.5 million in 2002 from $117.4 million for the same period in 2001. This decrease was primarily due to a 5.4% decrease in the number of equivalent Company-owned domestic restaurants open in the 2002 period as compared to the 2001 period, coupled with a 1.3% decrease in comparable sales for the 2002 quarter. “Equivalent restaurants” represents the number of restaurants open at the beginning of a period, adjusted for restaurants opened or acquired during the period on a weighted average basis.

Domestic franchise sales increased 2.4% to $340.3 million from $332.2 million for the same period in 2001, primarily resulting from a 4.2% increase in the number of equivalent franchised domestic restaurants open in the 2002 period compared to the 2001 period, partially offset by a 2.2% decrease in comparable sales for the 2002 quarter.  Domestic franchise royalties were $13.1 million in both the first quarter of 2002 and 2001 as the increase in franchise sales noted above was offset by a slight decrease in the effective royalty rate.

The comparable sales base and average weekly sales for 2002 and 2001 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended March 31, 2002		Three Months Ended April 1, 2001
	Company	Franchise	Company	Franchise
Total domestic units (end of period)	584	2,004	632	1,914
Equivalent units	585	1,976	618	1,897
Comparable sales base units	560	1,809	562	1,596
Comparable sales base percentage	95.7%	91.6%	90.9%	84.1%
Average weekly sales - comparable units	$14,985	$13,462	$15,007	$14,000
Average weekly sales - other units	$10,714	$10,915	$10,581	$10,650
Average weekly sales - all units	$14,801	$13,247	$14,605	$13,469

Domestic franchise and development fees were $534,000 compared to $810,000 for the same period in 2001 due to 20 domestic franchise openings in 2002 compared to 36 in 2001.

Domestic commissary and equipment and other sales increased 1.0% to $111.8 million in the first quarter of 2002 from $110.7 million for the same period in 2001, primarily resulting from increased commissary sales due to higher cheese prices, partially offset by lower equipment sales due to fewer unit openings in 2002 compared to 2001.

International revenues, which include the Papa John’s U.K. operations, denominated in British Pounds Sterling and converted to U.S. dollars, increased 5.9% to $7.7 million during the quarter compared to $7.3 million for the same period in 2001 (7.9% increase prior to the unfavorable impact of exchange rates), due primarily to increased commissary sales.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 21.9% in the first quarter of 2002 compared to 18.9% for the same period in 2001, consisting of the following differences:

•         Cost of sales was relatively flat in 2002 as a higher cheese price was offset by lower prices for certain other commodities and a higher average sales price point.

•         Salaries and benefits were 1.6% lower in 2002 due to labor efficiencies and the higher average price point, partially offset by continued wage rate increases.

•         Advertising and related costs were 0.3% higher as a percentage of lower sales in 2002, but were relatively flat in dollars.

•         Occupancy costs were 0.3% lower in 2002 due primarily to lower utilities.

•         Other operating expenses were 1.4% lower in 2002 due to improved controls over mileage reimbursement and the various components of cash losses, and reduced travel costs.

Domestic commissary, equipment and other margin was 9.4% in the first quarter of 2002 compared to 11.2% for the same period in 2001. Cost of sales was 72.9% of revenues in 2002 compared to 71.7% in 2001 with the increase due primarily to higher cheese costs in 2002, which have a fixed dollar mark-up, partially offset by cost efficiencies achieved on print materials as a result of bringing web press production capabilities in-house during the second quarter of 2001.  Salaries and benefits and other operating costs increased to 17.7% in 2002 from 17.1% in 2001, primarily as a result of expanded insurance-related services provided to franchisees.

International operating margin increased to 15.4% in 2002 from 11.5% in 2001 due primarily to improved commissary and Company-owned restaurant operating margins.

General and administrative expenses were $18.3 million or 7.5% of revenues in the first quarter of 2002 compared to $19.3 million or 7.8% of revenues in the same period in 2001. The decrease reflects the Company’s efforts to control G&A costs primarily through organizational efficiencies resulting from the Company’s management restructuring that was still in process during the first quarter of 2001.

A provision for uncollectible notes receivable of $713,000 was recorded in the first quarter of 2002 based on our evaluation of our franchise loan portfolio.

Pre-opening and other general expenses were $2.2 million in the first quarter of 2002 compared to $133,000 for the comparable period in 2001.  Pre-opening costs of $12,000 and relocation costs of $408,000 were included in the 2002 amount as compared to pre-opening costs of $60,000 and relocation costs of $151,000 in the 2001 amount. The 2002 amount also includes $1.7 million related to disposition or valuation losses for restaurants and other assets, while the 2001 amount included net gains on dispositions which were substantially offset by costs related to certain franchisee support initiatives undertaken during the quarter.

Depreciation and amortization was $7.8 million (3.2% of revenues) for the first quarter of 2002 as compared to $8.5 million (3.4% of revenues) for the same period in 2001, including goodwill amortization of $703,000 for 2001. There is no goodwill amortization in 2002 with the adoption of SFAS No. 142.  On a pro forma basis, depreciation and amortization for the first quarter of 2001 would have been $7.8 million (3.1% of revenues) had SFAS No. 142 been adopted at that time (see Note 2 of Notes to Condensed Consolidated Financial Statements for additional information).

Net interest. Net interest expense was $1.5 million in the first quarter of 2002 compared to $2.0 million for the same period in 2001 due to both a lower average debt balance and lower effective interest rates in 2002.

Income Tax Expense. The effective income tax rate was 37.5% in the first quarter of 2002 compared to 37.7% for the comparable period in 2001.

Operating Income and Earnings Per Common Share.  Operating income for the three months ended March 31, 2002 was $22.1 million as compared to $22.5 million or 9.0% of revenues for both years.

Diluted earnings per share were $0.60 in 2002 compared to $0.56 in 2001 ($0.58 in 2001 on a pro forma basis with the elimination of goodwill amortization).  In December 1999, we began a share repurchase program of our common stock. Through March 31, 2002, a total of 10.2 million shares were repurchased under the program.  The repurchase of our common shares resulted in an increase in diluted earnings per share of approximately $0.03 for the three months ended March 31, 2002 in comparison to the same period for 2001.

Liquidity and Capital Resources

The Company’s debt, which has been incurred primarily to fund the stock repurchase program, was $111.6 million at March 31, 2002 compared to $105.3 million at December 30, 2001. The line of credit expires in March 2003 and thus the debt associated with the line of credit is included as a current liability as of March 31, 2002. We do not anticipate any problems in renewing the line of credit for periods subsequent to March 2003.

Cash flow from operations increased to $26.9 million for the three months ended March 31, 2002, from $21.3 million for the comparable period in 2001, due primarily to changes in components of working capital and an increase in non-cash charges, which includes the $713,000 provision for uncollectible notes receivable and $1.7 million charge related to disposition or valuation losses for restaurants and other assets.

We require capital primarily for the development, acquisition and maintenance of restaurants, new or replacement quality control centers and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. Additionally, we began a common stock repurchase program in December 1999. During the three months ended March 31, 2002, common stock repurchases of $35.2 million and capital expenditures of $6.1 million were funded primarily by cash flow from operations, net proceeds from the line of credit facility, net loan repayments from franchisees and affiliates, proceeds from stock option exercises and available cash and cash equivalents.

The Board of Directors has authorized the repurchase of up to an aggregate $275.0 million for the share repurchase program through December 29, 2002. During the three months ended March 31, 2002, the Company repurchased 1.3 million shares for $35.2 million at an average price of $26.94 per share. A total of 10.2 million shares have been repurchased for $252.5 million at an average price of $24.85 since the repurchase program started in 1999. Subsequent to March 31, 2002, through May 10, 2002, we repurchased an additional 431,000 shares at an aggregate cost of $12.9 million.

We have agreed to fund up to $7.6 million to BIBP Commodities, Inc. (“BIBP”), an independent franchisee-owned corporation through which we purchase cheese, under an existing loan commitment. No amounts were advanced under this loan facility to BIBP as of March 31, 2002.

At March 31, 2002, we guaranteed up to $3.0 million of bank borrowings by the Papa John’s Marketing Fund, Inc., a non-profit corporation that produces electronic advertising materials and produces and buys air-time for Papa John’s national television commercials.

Capital resources available at March 31, 2002, include $13.4 million of cash and cash equivalents and $81.3 million remaining borrowing capacity, reduced for outstanding letters of credit of $7.6 million, under a $200.0 million, three-year, unsecured revolving line of credit agreement expiring in March 2003. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2002 from these resources and operating cash flows.

Forward Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location, and food quality; an increase in food cost due to seasonal fluctuations, weather, and demand; changes in consumer tastes and demographic trends; changes in federal and state laws, such as increases in minimum wage; and risks inherent to international development, including operational or market risks associated with the planned conversion of Perfect Pizza restaurants to Papa John’s in the United Kingdom. See “Part I. Item 1. — Business Section - Forward Looking Statements” of the Annual Report on Form 10-K for the fiscal year ended December 30, 2001 for additional factors.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

Item 6.  Exhibits and Reports on Form 8-K.

                        a.               Exhibits

Exhibit Number	Description
10	Papa John’s International, Inc. Management Incentive Plan

11	Calculation of Earnings per Share

99.1	Cautionary Statements. Exhibit 99.1 to our Annual Report on Form 10K for the fiscal year ended December 30, 2001 (Commission File No. 0-21660 is incorporated herein by reference. )

                        b.              Current Reports on Form 8-K.

There were no Reports on Form 8-K filed during the last fiscal quarter of the period covered by this report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s debt at March 31, 2002 is principally comprised of a $111.1 million outstanding principal balance on the $200.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR). The interest rate on the revolving line of credit was 2.38% as of March 31, 2002. In March 2000, we entered into a $100.0 million interest rate collar, which is effective until March 2003. The collar establishes a 6.36% floor and a 9.50% ceiling on the LIBOR base rate on a no-fee basis. As a result of the collar, the effective interest rate on the line of credit was 6.41% as of March 31, 2002. An increase in the interest rate of 100 basis points on the debt balance outstanding as of March 31, 2002, which would be mitigated by the interest rate collar based on present interest rates, would increase interest expense approximately $111,000 annually.

During 2001, the Company entered into an interest rate swap agreement that provides for a fixed base rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on the Company.

Cheese, representing approximately 35% to 40% of our food cost, is subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have entered into a purchasing arrangement with a third-party entity formed at the direction of the Franchise Advisory Council for the sole purpose of reducing cheese price volatility. Under this arrangement, we are able to purchase cheese at a fixed price per pound throughout a given quarter, based in part on historical average cheese prices. Gains and losses incurred by the selling entity are used as a factor in determining adjustments to the selling price over time. As a result, for any given quarter, the established price paid by the Company may be less than or greater than the prevailing average market price. Over the long term, we expect to purchase cheese at a price approximating the actual average market price, with less short-term volatility. The Company does not generally make use of financial instruments to hedge commodity prices, partly because of the purchasing arrangement with this third-party entity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 15, 2002	/s/ J. David Flanery
J. David Flanery, Vice President of Finance and Corporate Controller