Form 10-Q
period 2002-06-30
PAPA JOHNS INTERNATIONAL INC
filed 2002-08-14
CIK 901491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

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

At August 8, 2002, there were outstanding 19,508,695 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2002	December 30, 2001
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$11,883	$17,609
Accounts receivable	18,624	23,238
Inventories	13,994	12,659
Prepaid expenses and other current assets	12,754	8,986
Deferred income taxes	2,339	2,639
Total current assets	59,594	65,131

Investments	5,716	3,424
Net property and equipment	232,705	238,945
Notes receivable from franchisees and affiliates	15,367	17,574
Goodwill	48,776	48,274
Other assets	14,251	14,091

Total assets	$376,409	$387,439

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,465	$23,808
Income and other taxes	14,500	15,628
Accrued expenses	37,325	26,773
Short-term debt	112,335	225
Total current liabilities	180,625	66,434

Unearned franchise and development fees	3,117	3,292
Long-term debt, net of current portion	250	105,085
Deferred income taxes	5,683	3,467
Other long-term liabilities	17,661	13,529

Stockholders’ equity:
Preferred stock	—	—
Common stock	314	310
Additional paid-in capital	210,985	201,797
Accumulated other comprehensive loss	(3,707)	(2,934)
Retained earnings	238,819	213,561
Treasury stock	(277,338)	(217,102)
Total stockholders’ equity	169,073	195,632

Total liabilities and stockholders’ equity	$376,409	$387,439

Note:   The balance sheet at December 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Domestic revenues:
Restaurant sales	$108,248	$111,778	$220,797	$229,135
Franchise royalties	13,020	12,379	26,070	25,488
Franchise and development fees	418	840	952	1,650
Commissary sales	94,892	92,941	194,913	189,594
Equipment and other sales	11,962	14,614	23,763	28,677
International revenues:
Royalties and franchise and development fees	1,495	1,337	2,905	2,686
Restaurant and commissary sales	6,548	6,552	12,848	12,485
Total revenues	236,583	240,441	482,248	489,715
Costs and expenses:
Domestic restaurant expenses:
Cost of sales	24,546	26,329	51,057	54,006
Salaries and benefits	31,413	32,669	63,295	67,787
Advertising and related costs	8,792	9,900	18,229	19,384
Occupancy costs	5,760	6,365	11,562	12,712
Other operating expenses	14,154	15,007	28,431	31,601
	84,665	90,270	172,574	185,490
Domestic commissary, equipment and other expenses:
Cost of sales	75,824	76,983	157,288	156,409
Salaries and benefits	7,417	7,534	14,999	15,417
Other operating expenses	12,488	11,524	24,714	22,579
	95,729	96,041	197,001	194,405
International operating expenses	5,518	5,591	10,845	10,842
General and administrative expenses	19,012	16,855	37,322	36,182
Provision for uncollectible notes receivable	756	—	1,469	—
Pre-opening and other general expenses	1,363	962	3,524	1,095
Depreciation and amortization	8,035	8,782	15,884	17,309
Total costs and expenses	215,078	218,501	438,619	445,323
Operating income	21,505	21,940	43,629	44,392
Other income (expense):
Investment income	198	521	542	1,104
Interest expense	(1,883)	(2,364)	(3,758)	(4,915)
Income before income taxes	19,820	20,097	40,413	40,581
Income tax expense	7,433	7,584	15,155	15,315
Net income	$12,387	$12,513	$25,258	$25,266

Basic earnings per common share	$.60	$.56	$1.20	$1.12
Earnings per common share — assuming dilution	$.59	$.55	$1.19	$1.11

Basic weighted average shares outstanding	20,656	22,494	21,009	22,651
Diluted weighted average shares oustanding	20,988	22,679	21,265	22,790

Note: Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2000	$307	$193,029	$(277)	$166,316	$(193,054)	$166,321
Comprehensive income:
Net income	—	—	—	25,266	—	25,266
Cumulative effect of accounting change, net of tax of $646 (see Note 2)	—	—	(1,053)	—	—	(1,053)
Change in valuation of interest rate collar, net of tax of $601	—	—	(980)	—	—	(980)
Other, net	—	—	(195)	—	—	(195)
Comprehensive income						23,038
Exercise of stock options	2	4,597	—	—	—	4,599
Tax benefit related to exercise of non-qualified stock options	—	310	—	—	—	310
Acquisition of treasury stock (657,000 shares)	—	—	—	—	(14,548)	(14,548)
Common equity put options	—	—	—	—	1,685	1,685
Other	—	(257)	—	—	—	(257)

Balance at July 1, 2001	$309	$197,679	$(2,505)	$191,582	$(205,917)	$181,148

Balance at December 30, 2001	$310	$201,797	$(2,934)	$213,561	$(217,102)	$195,632
Comprehensive income:
Net income	—	—	—	25,258	—	25,258
Change in valuation of interest rate collar and swap agreements, net of tax of $531	—	—	(866)	—	—	(866)
Other, net	—	—	93	—	—	93
Comprehensive income						24,485
Exercise of stock options	4	8,229	—	—	—	8,233
Tax benefit related to exercise of non-qualified stock options	—	920	—	—	—	920
Acquisition of treasury stock (2,105,000 shares)	—	—	—	—	(60,236)	(60,236)
Other	—	39	—	—	—	39

Balance at June 30, 2002	$314	$210,985	$(3,707)	$238,819	$(277,338)	$169,073
			(Note)

Note: At June 30, 2002, the accumulated other comprehensive loss of $3,707 was comprised of net unrealized loss on the interest rate collar and swap agreements of $3,243 and unrealized foreign currency translation losses of $464.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2002	July 1, 2001

Operating activities
Net cash provided by operating activities	$49,514	$42,801

Investing activities
Purchase of property and equipment	(10,105)	(19,570)
Purchase of investments	(2,292)	—
Proceeds from sale or maturity of investments	—	5,397
Loans to franchisees and affiliates	(739)	(4,910)
Loan repayments from franchisees and affiliates	2,825	1,358
Acquisitions	(781)	(1,306)
Proceeds from divestitures of restaurants	130	3,055
Other	175	182
Net cash used in investing activities	(10,787)	(15,794)

Financing activities
Net proceeds (repayments) from line of credit facility	7,500	(10,500)
Payments on long-term debt	(225)	(915)
Proceeds from exercise of stock options	8,233	4,599
Acquisition of treasury stock	(60,236)	(14,548)
Other	182	(98)
Net cash used in financing activities	(44,546)	(21,462)

Effect of exchange rate changes on cash and cash equivalents	93	(195)

Change in cash and cash equivalents	(5,726)	5,350
Cash and cash equivalents at beginning of period	17,609	6,141

Cash and cash equivalents at end of period	$11,883	$11,491

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2002

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 29, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 30, 2001.

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

In connection with the line of credit facility, in March 2000, Papa John’s entered into a no-fee interest rate collar (“Collar”) with a notional amount of $100.0 million, a 30-day LIBOR rate range of 6.36% (floor) to 9.50% (ceiling) and an expiration date of March 2003.  The purpose of the Collar is to provide a hedge against the effects of rising interest rates. The adoption of SFAS 133 in January 2001, as amended by SFAS 137 and 138, resulted in the cumulative effect of an accounting change of $1.7 million ($1.1 million after tax) charged against accumulated other comprehensive income to reflect the fair value of our interest rate collar as of the date of adoption. The adoption of SFAS 133, as amended by SFAS 137 and 138, had no impact on earnings.

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

We recognized charges of $1.4 million ($866,000 after tax) and $1.6 million ($980,000 after tax) in accumulated other comprehensive income for the six months ended June 30, 2002 and July 1, 2001, respectively, in connection with our Collar and Swap agreements.

3.        Stock Options

In connection with our July 30, 2002 announcement of second quarter earnings, we also announced that we have elected to expense the cost of employee stock options in accordance with the fair value method contained in Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under SFAS 123, the fair value for options is estimated at the date of grant using a Black-Scholes option pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. In accordance with the existing SFAS 123 rules, this election is effective as of the beginning of fiscal 2002, and applies to all stock options issued after the effective date. Restatement of previously reported interim results was not required due to the insignificant number of options awarded thus far in 2002. Additionally, the compensation expense recognized in 2002 due to the adoption of SFAS 123 is expected to be minimal.

Prior to 2002, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, in accounting for our employee stock options.  Under APB 25, no compensation expense is recognized provided the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.  Had we followed SFAS 123 in prior years by recording the fair value of options at the date of grant as a compensation expense over the vesting period, 2001 earnings per share would have been reduced by $0.04.

As of June 30, 2002, approximately 3.5 million nonqualified options were outstanding under our stockholder approved stock option plans, with an average exercise price of approximately $28.73 per share and an average remaining term of 5.5 years. Approximately 1.9 million shares were available for future issuance under the plans.

4.        Impairment or Disposal of Long-Lived Assets

We adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, beginning in fiscal year 2002. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.

During the three and six months ended June 30, 2002, we recorded losses of $533,000 and $2.2 million, respectively, related to the disposal, closure and impairment of certain assets. The following summarizes the losses recorded in pre-opening and other general expenses in the accompanying condensed consolidated statements of income (dollars in thousands):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

Number of restaurants sold	—	9

Cash proceeds	$—	$130
Notes receivable	—	465
Total consideration	—	595
Net book value	—	1,072
Loss on restaurants sold	$—	$(477)

Loss on planned restaurant closures and dispositions	$(50)	$(510)

Other asset disposals and valuations	$(483)	$(1,255)

The following segments, defined in Note 7, were impacted by these losses (in thousands):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

Domestic restaurants	$(137)	$(1,116)
International	(189)	(454)
Unallocated corporate	(96)	(561)
All others	(111)	(111)
Total loss	$(533)	$(2,242)

5.        Goodwill and Other Intangible Assets

We adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, on December 31, 2001. In accordance with SFAS 142, we no longer amortize goodwill and intangible assets with indefinite useful lives. Instead, goodwill and indefinite lived intangible assets are subject to an annual review for impairment. Other finite lived intangible assets continue to be amortized over their useful lives and are also reviewed for impairment. We completed our initial impairment review during the first quarter of 2002, which indicated no impairment existed.

Our balance sheet included $48.8 million and $48.3 million of goodwill at June 30, 2002 and December 30, 2001, respectively, net of accumulated amortization of $8.2 million for both periods. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2002 are as follows (in thousands):

	Domestic Restaurants	International	All Others	Total

Balance as of December 30, 2001	$20,228	$27,610	$436	$48,274
Goodwill acquired	537	—	—	537
Goodwill written off related to sale of restaurants	(35)	—	—	(35)
Balance as of June 30, 2002	$20,730	$27,610	$436	$48,776

The $537,000 addition of goodwill is due to the acquisition of three restaurants during the second quarter. We expect to reduce amortization expense by approximately $2.8 million ($1.7 million, net of tax) or $0.07 per common share on a fully diluted basis in 2002 due to the adoption of SFAS 141 and 142. The following reconciles earnings for the three and six months ended June 30, 2002 and July 1, 2001, reported in the accompanying condensed consolidated statements of income to earnings as adjusted for the impact of the elimination of goodwill amortization:

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net Income (in thousands):
Reported net income	$12,387	$12,513	$25,258	$25,266
Goodwill amortization, net of tax	—	434	—	872
Adjusted net income	$12,387	$12,947	$25,258	$26,138

Basic earnings per share:
Reported earnings per share	$0.60	$0.56	$1.20	$1.12
Goodwill amortization, net of tax	—	0.02	—	0.04
Adjusted earnings per share	$0.60	$0.58	$1.20	$1.16

Earnings per common share — assuming dilution
Reported earnings per share	$0.59	$0.55	$1.19	$1.11
Goodwill amortization, net of tax	—	0.02	—	0.04
Adjusted earnings per share	$0.59	$0.57	$1.19	$1.15

6.              Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net income	$12,387	$12,513	$25,258	$25,266
Cumulative effect of accounting change, net of tax	—	—	—	(1,053)
Change in valuation of interest rate collar and swap agreements, net of tax	(1,474)	(11)	(866)	(980)
Other, net	156	(34)	93	(195)
Comprehensive income	$11,069	$12,468	$24,485	$23,038

7.              Contingencies

We accrued approximately $500,000 of costs during the second quarter of 2002 in connection with a refurbishment plan, developed by the supplier of our heated delivery bag system, expected to reduce the failure rate of the heated delivery bag systems currently in use in substantially all domestic Company-owned restaurants and approximately 1,200 domestic franchised restaurants.  These costs include certain materials and freight related to the refurbishment of systems in Company-owned restaurants, and installation and training costs related to systems in both Company-owned and franchised restaurants and are reported in Pre-opening and other general expenses in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2002.  As of June 30, 2002, the net book value of delivery bag systems installed in Company-owned restaurants was approximately $3.1 million, and the Company held delivery bag systems inventory valued at approximately $3.1 million for resale to franchised restaurants or installation in Company-owned restaurants.

Through June 30, 2002, we sold approximately $7.1 million of delivery bag systems to franchisees, approximately $3.2 million of which remains outstanding ($1.2 million of which is currently due and payable).  We have required that amounts currently payable by franchisees be paid in full or formally refinanced prior to the refurbishment of their systems.  At this time, the refurbishment plan has not been in place for a sufficient amount of time to determine whether the failure rate will be reduced to acceptable levels.  If the refurbishment plan is successful, we do not expect to have any significant difficulties realizing the recorded value of delivery bag systems inventory or collecting outstanding systems receivables from franchisees.

8.              Segment Information

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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Revenues from external customers:
Domestic restaurants	$108,248	$111,778	$220,797	$229,135
Domestic commissaries	94,892	92,941	194,913	189,594
Domestic franchising	13,438	13,219	27,022	27,138
International	8,043	7,889	15,753	15,171
All others	11,962	14,614	23,763	28,677
Total revenues from external customers	$236,583	$240,441	$482,248	$489,715

Intersegment revenues:
Domestic commissaries	$29,708	$30,709	$62,555	$64,350
Domestic franchising	175	155	331	155
International	651	579	1,216	1,124
All others	4,242	3,450	9,386	8,403
Total intersegment revenues	$34,776	$34,893	$73,488	$74,032

Income (loss) before income taxes:
Domestic restaurants	$6,493	$3,731	$12,248	$8,750
Domestic commissaries	6,557	6,567	12,281	13,845
Domestic franchising	12,807	12,318	25,809	24,720
International	338	(7)	570	(296)
All others	773	710	1,352	1,496
Unallocated corporate expenses (A)	(7,108)	(3,173)	(11,812)	(7,819)
Elimination of intersegment profits	(40)	(49)	(35)	(115)
Total income before income taxes	$19,820	$20,097	$40,413	$40,581

Fixed assets:
Domestic restaurants	$154,976
Domestic commissaries	67,064
International	4,605
All others	11,886
Unallocated corporate assets	109,139
Accumulated depreciation and amortization	(114,965)
Net fixed assets	$232,705

(A)      The increases in unallocated corporate expenses for the three and six months ended June 30, 2002 are primarily due to the provisions for uncollectible notes receivable and increases in general and administrative expenses (primarily legal and insurance costs, corporate management bonuses and costs related to the development of a 2002 quality initiative progam intended to better evaluate and monitor the quality and consistency of the customer experience).

Note: Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results.  We have identified the following accounting policies and related judgments as critical to understanding the results of our operations.

We establish reserves for uncollectible accounts and notes receivable based on overall receivable aging levels and a specific evaluation of accounts and notes for franchisees with known financial difficulties.

The recoverability of long-lived assets (other than indefinite lived intangibles and goodwill) is evaluated annually or more frequently if an impairment indicator exists.  We consider several indicators in assessing if impairment has occurred, including historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate on an operating unit basis (e.g. an individual restaurant) whether impairment exists on the basis of undiscounted expected future cash flows before interest for the expected remaining life of the operating unit.  Recorded values that are not expected to be recovered through undiscounted cash flows are written down to current value, which is generally determined from estimated discounted future cash flows for assets held for use or net realizable value for assets held for sale. If these estimates or their related assumptions change in the future, we may be required to record initial or increased impairment charges for these assets. Goodwill and indefinite lived intangible assets are subject to an annual review for impairment.

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

The Company is a party to lawsuits and legal proceedings arising in the ordinary course of business. We provide reserves for the estimated probable costs related to such matters based on our analysis of each situation.

As discussed in “Note 3” of “Notes to Condensed Consolidated Financial Statements,” effective December 31, 2001, we have elected to expense the cost of employee stock options in accordance with the fair value method contained in SFAS 123. We have granted a relatively small number of options in 2002 and have no current plans to issue significant additional stock options in future periods as performance-based cash incentive plans will be the principal form of incentive compensation available to be earned by management. These cash incentives are awarded under our Management Incentive Plan (“MIP”), implemented in 2001, which provides that employees at or above a certain position level are eligible to earn cash bonuses based on achievement by the Company of earnings goals and achievement by the employee of minimum performance measures. Because of the relatively small number of options granted since the beginning of 2000, the pro forma dilutive impact prior to the adoption of SFAS 123 is expected to be $0.04 or less in 2002 and to decrease in subsequent years based upon existing transition rules. The Financial Accounting Standards Board is considering whether to revise these transition rules such that the provisions would apply to all outstanding options and not solely to those issued subsequent to adoption. If the transition rules were revised in this manner, actual earnings for 2002 would be reduced by the above-noted expected pro forma dilutive impact.

Restaurant Progression:

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	584	632	601	631
Opened	3	6	5	12
Closed	(3)	(4)	(13)	(7)
Acquired from franchisees	3	6	3	16
Sold to franchisees	—	(1)	(9)	(13)
End of period	587	639	587	639
International Company-owned:
Beginning of period	9	10	10	10
Converted	—	—	1	—
Sold to franchisees	—	—	(2)	—
End of period	9	10	9	10
U.S. franchised:
Beginning of period	2,004	1,914	1,988	1,902
Opened	19	42	39	78
Closed	(19)	(14)	(32)	(26)
Acquired from Company	—	1	9	13
Sold to Company	(3)	(6)	(3)	(16)
Reclassification (1)	—	—	—	(14)
End of period	2,001	1,937	2,001	1,937
International franchised:
Beginning of period	145	97	130	69
Opened	5	7	9	14
Opened — UK	6	—	8	2
Closed	(1)	—	(2)	—
Converted	11	2	19	7
Acquired from Company	—	—	2	—
Reclassification (1)	—	—	—	14
End of period	166	106	166	106
Total restaurants — end of period	2,763	2,692	2,763	2,692

Perfect Pizza Restaurant Progression:
Company-owned
Beginning of period	2	3	3	3
Opened	—	—	—	1
Converted	—	—	(1)	—
Sold to franchisees	—	—	—	(1)
End of period	2	3	2	3
Franchised
Beginning of period	181	198	190	202
Opened	2	1	2	1
Converted	(11)	(2)	(19)	(7)
Closed	(3)	(1)	(4)	(1)
Acquired from Company	—	—	—	1
End of period	169	196	169	196
Total restaurants — end of period	171	199	171	199

(1)          Represents the reclassification of 11 Hawaii units and 3 Alaska units opened prior to 2001 from domestic franchising to international franchising. Effective January 1, 2001, for restaurant unit purposes, “domestic” operations includes only those units located in the contiguous United States.

Results of Operations

Revenues.  Total revenues decreased 1.6% to $236.6 million for the three months ended June 30, 2002, from $240.4 million for the comparable period in 2001, and decreased 1.5% to $482.2 million for the six months ended June 30, 2002, from $489.7 million for the comparable period in 2001.

Domestic corporate restaurant sales decreased 3.2% to $108.2 million for the three months ended June 30, 2002, from $111.8 million for the same period in 2001, and decreased 3.6% to $220.8 million for the six months ended June 30, 2002, from $229.1 million for the comparable period in 2001. These decreases were primarily due to decreases of  8.1% and 6.8% in the number of equivalent Company-owned restaurants open during the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in the prior year. “Equivalent restaurants” represents the number of restaurants open at the beginning of a period, adjusted for restaurants opened, closed and acquired during the period on a weighted average basis. These decreases were partially offset by increases of 2.3% and 0.4% in comparable sales for the three and six months ended June 30, 2002.

Domestic franchise sales increased 4.0% to $336.1 million for the three months ended June 30, 2002, from $323.0 million for the same period in 2001 and increased 3.2% to $676.3 million for the six months ended June 30, 2002, from $655.2 million for the comparable period in 2001. These increases primarily resulted from increases of 4.1% in the number of equivalent franchised domestic restaurants open during the three and six months ended June 30, 2002 over the same periods in 2001, partially offset by decreases of 0.5% and 1.2% in comparable sales for the three and six months ended June 30, 2002, respectively.  Domestic franchise royalties increased 5.2% to $13.0 million for the three months ended June 30, 2002, from $12.4 million for the comparable period in 2001, and increased 2.3% to $26.1 million for the six months ended June 30, 2002, from $25.5 million for the same period in 2001 due to the increase in franchise sales noted above.

The comparable sales base and average weekly sales for 2002 and 2001 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	June 30, 2002		July 1, 2001
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	587	2,001	639	1,937
Equivalent units	578	1,986	629	1,909
Comparable sales base units	557	1,840	566	1,641
Comparable sales base percentage	96.4%	92.6%	90.0%	86.0%
Average weekly sales — comparable units	$14,532	$13,222	$14,106	$13,247
Average weekly sales — other units	$11,028	$10,404	$9,697	$11,610
Average weekly sales — all units	$14,404	$13,014	$13,662	$13,019

	Six Months Ended
	June 30, 2002		July 1, 2001
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	587	2,001	639	1,937
Equivalent units	582	1,981	624	1,903
Comparable sales base units	555	1,794	561	1,583
Comparable sales base percentage	95.4%	90.6%	89.9%	83.2%
Average weekly sales — comparable units	$14,790	$13,387	$14,589	$13,684
Average weekly sales — other units	$10,710	$10,672	$10,053	$11,051
Average weekly sales — all units	$14,603	$13,130	$14,130	$13,243

Domestic franchise and development fees, including amounts recognized upon development cancellation, decreased to $418,000 for the three months ended June 30, 2002, from $840,000 for the same period in 2001, and decreased to $952,000 for the six months ended June 30, 2002, from $1.7 million for the comparable period in 2001. These decreases were due to 19 and 39 domestic franchise openings, respectively, during the three and six months ended June 30, 2002, compared to 42 and 78 opened during the same periods in 2001.

Domestic commissary and equipment and other sales decreased to $106.9 million for the three months ended June 30, 2002, from $107.6 million for the comparable period in 2001, and increased slightly to $218.7 million for the six months ended June 30, 2002, from $218.3 million for the comparable period in 2001. Commissary sales increased due to higher cheese prices for both the three and six month periods; however, these increases were offset by lower equipment sales due to fewer unit openings in 2002 as compared to 2001.

International revenues, which include the Papa John’s U.K. operations denominated in British Pounds Sterling and converted to U.S. dollars, increased 2.0% to $8.0 million for the three months ended June 30, 2002, compared to $7.9 million for the same period in 2001, and increased 3.8% to $15.8 million for the six months ended June 30, 2002, compared to $15.2 million for the same period in 2001. The increase is due primarily to increased commissary sales.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 21.8% for the three and six months ended June 30, 2002, compared to 19.2% and 19.0% for the same periods in 2001, consisting of the following differences:

•                  Cost of sales were 0.9% and 0.5% lower for the three and six month periods in 2002 compared to the same periods in 2001 as higher cheese prices were more than offset by lower prices for certain other commodities and a higher average sales price point.

•                  Salaries and benefits were 0.2% and 0.9% lower for the three and six month periods in 2002 compared to the same periods in 2001 due to labor efficiencies and the higher average price point, partially offset by continued wage rate increases.

•                  Advertising and related costs were 0.7% ($1.1 million) and 0.2% ($1.2 million) lower for the three and six months ended June 30, 2002 compared to the same periods in 2001. These decreases are due to the fact that the 2001 amounts included the costs associated with terminating a one-time marketing sponsorship, and that the 2002 costs were reduced by vendor contributions to the national marketing fund supporting the June 2002 national promotion.

•                  Occupancy costs were 0.4% and 0.3% lower for the three and six months ended June 30, 2002 compared to the same periods in 2001 due primarily to lower utilities.

•                  Other operating expenses were 0.4% and 0.9% lower for the three and six months ended June 30, 2002, compared to the same periods in 2001 due to improved controls over mileage reimbursement and various components of cash losses, and reduced training costs. Reduced travel costs also favorably impacted other operating expenses for the six months ended June 30, 2002.

Domestic commissary, equipment and other margin was 10.4% and 9.9% for the three and six months ended June 30, 2002, compared to 10.7% and 10.9% for the same periods in 2001. Cost of sales was 71.0% for the three months ended June 30, 2002, compared to 71.6% for the same period in 2001, and 71.9% for the six months ended June 30, 2002, compared to 71.7% for the same period in 2001. The decrease of 60 basis points in cost of sales for the three months ended June 30, 2002 was due to the decrease in lower margin equipment sales and an increase in the sales of higher margin print products and insurance services to franchisees. The increase of 20 basis points in cost of sales for the six months ended June 30, 2002 was primarily due to higher cheese costs in 2002, which have a fixed dollar mark-up, partially offset by a decrease in lower margin equipment sales and an increase in sales of higher margin print products and insurance services to franchisees. Salaries and benefits and other operating costs increased to 18.6% for the three months ended June 30, 2002, from 17.7% for the same period in 2001, and increased to 18.2% for the six months ended June 30, 2002, from 17.4% for the same period in 2001. The increases were primarily a result of expanded insurance-related services provided to franchisees.

International operating margin increased to 15.7% and 15.6% for the three and six months ended June 30, 2002, from 14.7% and 13.2% for the same periods in 2001 due primarily to improved commissary margins.

General and administrative expenses were $19.0 million or 8.0% of revenues for the three months ended June 30, 2002, compared to $16.9 million or 7.0% for the same period in 2001, and $37.3 million or 7.7% of revenues for the six months ended June 30, 2002, from $36.2 million or 7.4% of revenues for the same period in 2001. The primary components of the $2.1 million increase for the three-month period were approximately $1.2 million of additional corporate and restaurant management bonuses, $500,000 of additional legal and insurance costs and $235,000 of costs related to the development of a 2002 quality initiative program intended to better evaluate and monitor the quality and consistency of the customer experience. The primary components of the $1.1 million six-month increase were approximately $1.0 million of additional corporate and restaurant management bonuses, $790,000 of additional legal and insurance costs and $294,000 of costs related to the 2002 quality initiative program, partially offset by cost savings

(principally salaries and travel) resulting from organizational efficiencies resulting from our management restructuring that was still in process during the first quarter of 2001.

Provisions for uncollectible notes receivable of $756,000 and $1.5 million, respectively, were recorded in the three and six months ended June 30, 2002 based on our evaluation of our franchise loan portfolio. Approximately $247,000 and $573,000 of these provisions for the three and six month periods, respectively, were related to a franchise loan restructuring, the terms of which call for the deferral until October 2002 of certain amounts which would otherwise be due and payable. A third quarter provision will also be recorded for amounts deferred related to this restructuring during that period. The ability of the franchisee to service the restructured loan amount will continue to be monitored quarterly and should be more readily determinable at the time the deferral period ends and scheduled debt payments begin in October 2002.

Pre-opening and other general expenses were $1.4 million for the three months ended June 30, 2002, compared to $962,000 for the comparable period in 2001, and $3.5 million for the six months ended June 30, 2002, compared to $1.1 million for the comparable period in 2001. The three-month period ended June 30, 2002, included $62,000 of pre-opening costs, $533,000 of disposition and valuation related costs of restaurants and other assets and $500,000 of estimated costs we have agreed to bear in connection with a refurbishment plan developed by the supplier of our heated delivery bag systems to reduce the failure rate of such systems to acceptable levels. The three-month period in 2001 included $96,000 of pre-opening costs, $242,000 of relocation costs and $420,000 of disposition-related costs of restaurants and other assets. The six-month period ended June 30, 2002, included $74,000 of pre-opening costs, $398,000 of relocation costs, $2.2 million of disposition or valuation losses for restaurants and other assets and $500,000 of estimated refurbishment costs previously discussed. The six-month period in 2001 included $156,000 of pre-opening costs, $393,000 of relocation costs and net disposition-related gains of $573,000. The six-month 2001 amount also includes costs related to certain franchisee support initiatives, which more than offset the disposition-related gains.

Depreciation and amortization was $8.0 million (3.4% of revenues) for the three months ended June 30, 2002, compared to $8.8 million (3.7% of revenues) for the same period in 2001, including goodwill amortization of $697,000 for 2001. The six-month period in 2002 included depreciation and amortization of $15.9 million (3.3% of revenues), compared to $17.3 million (3.5% of revenues) for the same period in 2001, including goodwill amortization of $1.4 million for 2001. There is no goodwill amortization in 2002 with the adoption of SFAS 142.  On a pro forma basis, depreciation and amortization for the three months ended July 1, 2001 would have been $8.1 million (3.4% of revenues) and $15.9 million (3.2% of revenues) for the six months ended July 1, 2001, had SFAS 142 been adopted at that time (see “Note 5” of “Notes to Condensed Consolidated Financial Statements” for additional information).

Net interest. Net interest expense was $1.7 million in the second quarter of 2002, compared to $1.8 million in 2001, and $3.2 million for the six months ended June 30, 2002, compared to $3.8 million in 2001. These decreases are due to both a lower average debt balance and lower effective interest rates in 2002. The three and six-month periods ended June 30, 2002 also included lower interest income from franchise notes receivable.

Income Tax Expense. The effective income tax rate was 37.5% for the three and six months ended June 30, 2002 compared to 37.7% for the comparable periods in 2001.

Operating Income and Earnings Per Common Share.  Operating income for the three months ended June 30, 2002 was $21.5 million or 9.1% of revenues, compared to $21.9 million or 9.1% of revenues for the same period in 2001, and decreased to $43.6 million or 9.0% of revenues for the six months ended June 30, 2002, from $44.4 million or 9.1% of total revenues for the same period in 2001. Pro forma operating income assuming the adoption of SFAS 142 would have been $22.6 million and $45.8 million for the three and six months ended July 1, 2001, respectively.

Diluted earnings per share for the three months ended June 30, 2002 were $0.59 compared to $0.55 in 2001 ($0.57 in 2001 on a pro forma basis with the elimination of goodwill amortization) and $1.19 for the six months ended June 30, 2002 compared to $1.11 in 2001 ($1.15 in 2001 on a pro forma basis with the elimination of goodwill amortization).  In December 1999, we began a stock repurchase program. During the first six months of 2002, we repurchased a total of 2.1 million shares of our common stock under the program.  The 2002 repurchase of our common shares resulted in an increase in diluted earnings per share of approximately $0.03 and $0.06, respectively, for the three and six months ended June 30, 2002, in comparison to the same periods for 2001.

Liquidity and Capital Resources

The Company’s debt, which has been incurred primarily to fund the stock repurchase program, was $112.6 million at June 30, 2002 compared to $105.3 million at December 30, 2001. Our $200.0 million unsecured line of credit expires in March 2003 and thus the debt associated with the line of credit is included as a current liability as of June 30, 2002. We have started preliminary discussions with banks in our syndicate and do not anticipate any problems in renewing the line of credit for periods subsequent to March 2003.

Cash flow from operations increased to $49.5 million for the six months ended June 30, 2002, from $42.8 million for the comparable period in 2001, due primarily to favorable changes in components of working capital and stronger operational cash flow from corporate-owned restaurants, which was substantially offset by an increase in non-cash charges, including the $1.5 million provision for uncollectible notes receivable and $1.8 million of non-cash charges related to disposal, closure and impairment of certain assets, in the determination of the relatively consistent net income between the periods.

We require capital primarily for the development, acquisition and maintenance of restaurants, new or replacement quality control centers and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. We do not expect to significantly expand our franchisee loan program. Additionally, we began a common stock repurchase program in December 1999. During the six months ended June 30, 2002, common stock repurchases of $60.2 million and capital expenditures of $10.1 million were funded primarily by cash flow from operations, net proceeds from the line of credit facility, net loan repayments from franchisees and affiliates, proceeds from stock option exercises and available cash and cash equivalents.

The Board of Directors has authorized the repurchase of up to an aggregate $325.0 million for the share repurchase program through December 29, 2002. During the six months ended June 30, 2002, the Company repurchased 2.1 million shares (approximately 10% of outstanding shares) for $60.2 million at an average price of $28.62 per share. Through June 30, 2002, a total of 11.0 million shares have been repurchased for $277.5 million (an average price of $25.32) since the inception of the repurchase program. Subsequent to June 30, 2002, through August 8, 2002, we repurchased an additional 892,000 shares at an aggregate cost of $27.5 million.

We have agreed to fund up to $7.6 million to BIBP Commodities, Inc. (“BIBP”), an independent franchisee-owned corporation through which we purchase cheese, under an existing loan commitment. No amounts have been advanced during 2002 or are outstanding under this loan facility to BIBP as of June 30, 2002.

At June 30, 2002, we guaranteed up to $3.0 million of bank borrowings by the Papa John’s Marketing Fund, Inc. (the “Fund”), a non-profit corporation that produces electronic advertising materials and produces and buys airtime for Papa John’s national television commercials. The Fund had no bank borrowings outstanding at June 30, 2002.

Capital resources available at June 30, 2002, include $11.9 million of cash and cash equivalents and $80.3 million remaining borrowing capacity, reduced for outstanding letters of credit of $7.6 million, under a $200.0 million, three-year, unsecured revolving line of credit agreement expiring in March 2003. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2002 from these resources and operating cash flows.

Forward Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to: the uncertainties associated with litigation; increased advertising, promotions and discounting by competitors which nay adversely affect sales; the ability of the Company and its franchisees to open new restaurants and operate new and existing restaurants profitably; increases in food, labor, utilities, employee benefits and similar costs; economic and political conditions in the countries in which we or our franchisees operate; and new product and concept developments by food industry competitors. See “Part I. Item 1. – Business Section - Forward Looking Statements” of the Annual Report on Form 10-K for the fiscal year ended December 30, 2001 for additional factors.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held at 11:00 a.m. on May 16, 2002 at our corporate offices in Louisville, Kentucky.

At the meeting, our stockholders elected three directors to serve until the 2005 annual meeting of stockholders. The vote counts were as follows:

	Affirmative	Withheld
John H. Schnatter	19,363,955	331,020
Owsley Brown Frazier	19,308,380	386,595
Wade S. Oney	19,355,536	339,439

Our other directors continue to serve until either the 2003 or 2004 annual meetings, in accordance with their previous election: 2003 - O. Wayne Gaunce, Jack A. Laughery, and Michael W. Pierce; 2004 - Charles W. Schnatter and Richard F. Sherman.

At the meeting, our stockholders also ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 29, 2002 by a vote of 19,167,951 affirmative to 522,787 negative, with 4,237 abstention votes.

Item 6.  Exhibits and Reports on Form 8-K.

a.	Exhibits

	Exhibit Number	Description

	11	Calculation of Earnings per Share

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.3	Cautionary Statements. Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (Commission File No. 0-21660) is incorporated herein by reference.

b.	Current Reports on Form 8-K.

There were no Reports on Form 8-K filed during the quarterly period ended June 30, 2002.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s debt at June 30, 2002 is principally comprised of a $112.1 million outstanding principal balance on the $200.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR) plus a 50 to 87.5 basis point spread, tiered based upon debt and cash flow levels. The interest rate on the revolving line of credit was 2.3% as of June 30, 2002. In March 2000, we entered into a $100.0 million interest rate collar, which is effective until March 2003. The collar establishes a 6.36%

floor and a 9.50% ceiling on the LIBOR base rate on a no-fee basis. As a result of the collar, the effective interest rate on the line of credit was 6.37% as of June 30, 2002. An increase in the interest rate of 100 basis points on the debt balance outstanding as of June 30, 2002, as mitigated by the interest rate collar based on present interest rates, would increase interest expense approximately $121,000 annually.

During 2001, the Company entered into an interest rate swap agreement that provides for a fixed base rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and to a notional value of $60.0 million in March 2005, with an expiration date of March 2006.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on the Company.

Cheese, representing approximately 35% to 40% of our food cost, is subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have a purchasing arrangement with a third-party entity formed at the direction of the Franchise Advisory Council for the sole purpose of reducing cheese price volatility. Under this arrangement, we are able to purchase cheese at a fixed price per pound throughout a given quarter, based in part on historical average cheese prices. Gains and losses incurred by the selling entity are used as a factor in determining adjustments to the selling price over time. As a result, for any given quarter, the established price paid by the Company may be less than or greater than the prevailing average market price. Over the long term, we expect to purchase cheese at a price approximating the actual average market price, with less short-term volatility. The quarterly equivalent block market price paid or expected to be paid by the Company for 2002 and 2001 is as follows:

	2002		2001	Increase / (Decrease)

Quarter 1	$1.403		$1.086	29.2%
Quarter 2	$1.323		$1.102	20.1%
Quarter 3	$1.450		$1.497	(3.1)%
Quarter 4	$1.300	(A)	$1.749	(25.7)%
Full Year	$1.369		$1.359	0.7%

(A)      Estimated for Quarter 4 of 2002.

The Company does not generally make use of financial instruments to hedge commodity prices, in part because of the purchasing arrangement with this third-party entity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 13, 2002	/s/ J. David Flanery
J. David Flanery, Vice President of Finance and Corporate Controller