Form 10-Q
period 2002-09-29
PAPA JOHNS INTERNATIONAL INC
filed 2002-11-13
CIK 901491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2002

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

At November 7, 2002, there were outstanding 18,678,915 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	September 29, 2002	December 30, 2001
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$10,422	$17,609
Accounts receivable	16,752	23,238
Inventories	15,523	12,659
Prepaid expenses and other current assets	11,455	8,986
Deferred income taxes	2,639	2,639
Total current assets	56,791	65,131

Investments	6,542	3,424
Net property and equipment	228,582	238,945
Notes receivable from franchisees and affiliates	15,249	17,574
Goodwill	48,891	48,274
Other assets	14,091	14,091

Total assets	$370,146	$387,439

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,248	$23,808
Income and other taxes	19,180	15,628
Accrued expenses	36,982	26,773
Short-term debt	129,335	225
Total current liabilities	206,745	66,434

Unearned franchise and development fees	2,696	3,292
Long-term debt, net of current portion	250	105,085
Deferred income taxes	2,429	3,467
Other long-term liabilities	21,814	13,529

Stockholders’ equity:
Preferred stock	—	—
Common stock	314	310
Additional paid-in capital	211,408	201,797
Accumulated other comprehensive loss	(5,461)	(2,934)
Retained earnings	249,282	213,561
Treasury stock	(319,331)	(217,102)
Total stockholders’ equity	136,212	195,632

Total liabilities and stockholders’ equity	$370,146	$387,439

Note:                   The balance sheet at December 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Domestic revenues:
Restaurant sales	$102,638	$107,753	$323,435	$336,888
Franchise royalties	12,579	12,446	38,649	37,934
Franchise and development fees	371	806	1,323	2,456
Commissary sales	91,869	98,718	286,782	288,312
Equipment and other sales	12,402	13,479	36,165	42,156
International revenues:
Royalties and franchise and development fees	1,567	1,573	4,472	4,259
Restaurant and commissary sales	6,427	6,590	19,275	19,075
Total revenues	227,853	241,365	710,101	731,080
Costs and expenses:
Domestic restaurant expenses:
Cost of sales	22,962	27,973	74,019	81,979
Salaries and benefits	30,457	31,392	93,752	99,179
Advertising and related costs	8,430	8,523	26,659	27,907
Occupancy costs	6,133	6,527	17,695	19,239
Other operating expenses	13,961	14,850	42,392	46,451
	81,943	89,265	254,517	274,755
Domestic commissary, equipment and other expenses:
Cost of sales	74,124	82,309	231,412	238,718
Salaries and benefits	7,391	7,450	22,390	22,867
Other operating expenses	12,595	11,097	37,309	33,676
	94,110	100,856	291,111	295,261
International operating expenses	5,426	5,432	16,271	16,274
General and administrative expenses	18,023	16,811	55,345	52,993
Provision for uncollectible notes receivable	759	—	2,228	—
Pre-opening and other general expenses	1,262	1,672	4,786	2,767
Depreciation and amortization	7,986	8,961	23,870	26,270
Total costs and expenses	209,509	222,997	648,128	668,320
Operating income	18,344	18,368	61,973	62,760
Other income (expense):
Investment income	332	479	874	1,583
Interest expense	(1,935)	(2,061)	(5,693)	(6,976)
Income before income taxes	16,741	16,786	57,154	57,367
Income tax expense	6,278	6,335	21,433	21,650
Net income	$10,463	$10,451	$35,721	$35,717

Basic earnings per common share	$.53	$.46	$1.74	$1.58
Earnings per common share - assuming dilution	$.53	$.46	$1.72	$1.57

Basic weighted average shares outstanding	19,643	22,574	20,553	22,625
Diluted weighted average shares oustanding	19,885	22,714	20,805	22,765

Note: Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2000	$307	$193,029	$(277)	$166,316	$(193,054)	$166,321
Comprehensive income:
Net income	—	—	—	35,717	—	35,717
Cumulative effect of accounting change, net of tax of $646 (see Note 2)	—	—	(1,053)	—	—	(1,053)
Change in valuation of interest rate collar, net of tax of $1,282 (see Note 2)	—	—	(2,093)	—	—	(2,093)
Other, net	—	—	(170)	—	—	(170)
Comprehensive income						32,401
Exercise of stock options	2	5,633	—	—	—	5,635
Tax benefit related to exercise of non-qualified stock options	—	368	—	—	—	368
Acquisition of treasury stock (657,000 shares)	—	—	—	—	(14,548)	(14,548)
Common equity put options	—	—	—	—	4,123	4,123
Other	—	(239)	—	—	—	(239)

Balance at September 30, 2001	$309	$198,791	$(3,593)	$202,033	$(203,479)	$194,061

Balance at December 30, 2001	$310	$201,797	$(2,934)	$213,561	$(217,102)	$195,632
Comprehensive income:
Net income	—	—	—	35,721	—	35,721
Change in valuation of interest rate collar and swap agreements, net of tax of $1,636 (see Note 2)	—	—	(2,666)	—	—	(2,666)
Other, net	—	—	139	—	—	139
Comprehensive income						33,194
Exercise of stock options	4	8,506	—	—	—	8,510
Tax benefit related to exercise of non-qualified stock options	—	1,004	—	—	—	1,004
Acquisition of treasury stock (3,512,500 shares)	—	—	—	—	(102,229)	(102,229)
Other	—	101	—	—	—	101

Balance at September 29, 2002	$314	$211,408	$(5,461)	$249,282	$(319,331)	$136,212
			(Note)

Note:                   At September 29, 2002, the accumulated other comprehensive loss of $5,461 was comprised of net unrealized loss on the interest rate collar and swap agreements of $5,044 and unrealized foreign currency translation losses of $417.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 29, 2002	Sept. 30, 2001

Operating activities
Net cash provided by operating activities	$77,187	$68,426

Investing activities
Purchase of property and equipment	(14,418)	(26,311)
Purchase of investments	(3,118)	—
Proceeds from sale or maturity of investments	—	5,397
Loans to franchisees and affiliates	(739)	(8,722)
Loan repayments from franchisees and affiliates	3,338	4,225
Acquisitions	(781)	(1,306)
Proceeds from divestitures of restaurants	130	6,482
Other	195	257
Net cash used in investing activities	(15,393)	(19,978)

Financing activities
Net proceeds (repayments) from line of credit facility	24,500	(32,900)
Payments on long-term debt	(225)	(915)
Proceeds from exercise of stock options	8,510	5,635
Acquisition of treasury stock	(102,229)	(14,548)
Other	324	(81)
Net cash used in financing activities	(69,120)	(42,809)

Effect of exchange rate changes on cash and cash equivalents	139	(170)

Change in cash and cash equivalents	(7,187)	5,469
Cash and cash equivalents at beginning of period	17,609	6,141

Cash and cash equivalents at end of period	$10,422	$11,610

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 29, 2002

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 2002, are not necessarily indicative of the results that may be expected for the year ended December 29, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 30, 2001.

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

We recognized charges of $4.3 million ($2.7 million after tax) and $3.4 million ($2.1 million after tax) in accumulated other comprehensive income for the nine months ended September 29, 2002 and September 30, 2001, respectively, in connection with our Collar and Swap agreements.

3.              Stock Options

We have elected to expense the cost of employee stock options in accordance with the fair value method contained in Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. The election is effective as of the beginning of fiscal 2002, and applies to all stock options issued after the effective date. Under SFAS 123, the fair value for options is estimated at the date of grant using a Black-Scholes option pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. We expect the compensation expense recognized in 2002 due to the adoption of SFAS 123 to be minimal.

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

As of September 29, 2002, approximately 3.5 million nonqualified options were outstanding under our stockholder approved stock option plans, with an average exercise price of approximately $28.69 per share and an average remaining term of 5.2 years. Approximately 2.0 million shares were available for future issuance under the plans.

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

During the three and nine months ended September 29, 2002, we recorded losses of $558,000 and $2.8 million, respectively, related to the disposal, closure and impairment of certain assets. The following summarizes the losses recorded in pre-opening and other general expenses in the accompanying condensed consolidated statements of income (dollars in thousands):

	Three Months Ended Sept. 29, 2002	Nine Months Ended Sept. 29, 2002

Number of restaurants sold	—	9

Cash proceeds	$—	$130
Notes receivable	—	465
Total consideration	—	595
Net book value	—	1,072
Loss on restaurants sold	$—	$(477)

Loss on planned restaurant closures and dispositions	$(200)	$(710)

Other asset disposals and valuations	$(358)	$(1,613)

The following segments, defined in Note 9, were impacted by these losses (in thousands):

	Three Months Ended Sept. 29, 2002	Nine Months Ended Sept. 29, 2002

Domestic restaurants	$(200)	$(1,316)
International	(201)	(655)
Unallocated corporate	(157)	(718)
All others	—	(111)
Total loss	$(558)	$(2,800)

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

Our balance sheet included $48.9 million and $48.3 million of goodwill at September 29, 2002 and December 30, 2001, respectively, net of accumulated amortization of $8.2 million for both periods. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 29, 2002 are as follows (in thousands):

	Domestic Restaurants	International	All Others	Total

Balance as of December 30, 2001	$20,228	$27,610	$436	$48,274
Goodwill acquired	652	—	—	652
Goodwill written off related to sale of restaurants	(35)	—	—	(35)
Balance as of September 29, 2002	$20,845	$27,610	$436	$48,891

The $652,000 addition of goodwill is due to the acquisition of three restaurants during the second quarter. We expect to reduce amortization expense by approximately $2.8 million ($1.7 million, net of tax) or $0.08 per common share on a fully diluted basis in 2002 due to the adoption of SFAS 141 and 142. The following reconciles earnings for the three and nine months ended September 29, 2002 and September 30, 2001, reported in the accompanying condensed consolidated statements of income to earnings as adjusted for the impact of the elimination of goodwill amortization:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Net Income (in thousands):
Reported net income	$10,463	$10,451	$35,721	$35,717
Goodwill amortization, net of tax	—	438	—	1,310
Adjusted net income	$10,463	$10,889	$35,721	$37,027

Basic earnings per share:
Reported earnings per share	$0.53	$0.46	$1.74	$1.58
Goodwill amortization, net of tax	—	0.02	—	0.06
Adjusted earnings per share	$0.53	$0.48	$1.74	$1.64

Earnings per common share - assuming dilution
Reported earnings per share	$0.53	$0.46	$1.72	$1.57
Goodwill amortization, net of tax	—	0.02	—	0.06
Adjusted earnings per share	$0.53	$0.48	$1.72	$1.63

6.              Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Net income	$10,463	$10,451	$35,721	$35,717

Cumulative effect of accounting change, net of tax	—	—	—	(1,053)
Change in valuation of interest rate collar and swap agreements, net of tax	(1,800)	(1,113)	(2,666)	(2,093)
Other, net	46	25	139	(170)
Comprehensive income	$8,709	$9,363	$33,194	$32,401

7.              Contingencies

We accrued approximately $400,000 and $900,000 of costs during the three and nine months ended September 29, 2002 in connection with a refurbishment plan for our heated delivery bag system currently in use in substantially all domestic Company-owned restaurants and approximately 1,200 domestic franchised restaurants.  The refurbishment plan, which was developed by the supplier of the system, is expected to reduce the failure rate. These costs include certain materials and freight related to the refurbishment of systems, installation, and training costs related to systems in both Company-owned and franchised restaurants. These costs are reported in pre-opening and other general expenses in the Condensed Consolidated Statements of Income for the three and nine months ended September 29, 2002.  As of September 29, 2002, the net book value of delivery bag systems installed in Company-owned restaurants was approximately $2.9 million, and the Company held delivery bag systems inventory valued at approximately $3.2 million for resale to franchised restaurants or installation in Company-owned restaurants.

Through September 29, 2002, we sold approximately $7.3 million of delivery bag systems to franchisees, approximately $1.0 million of which remains outstanding.  We have required that amounts currently payable by franchisees be paid in full or formally refinanced prior to the refurbishment of their systems.  At this time, the refurbishment plan has not been in place for a sufficient amount of time to determine whether the failure rate will be reduced to acceptable levels, although early results are encouraging.  If the refurbishment plan is successful, we do not expect to have any significant difficulties realizing the recorded value of delivery bag systems inventory or collecting outstanding systems receivables from franchisees.

8.              Accounting for Special Purpose Entities

In June 2002, the Financial Accounting Standards Board (FASB) issued a proposed interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and FASB Statement No. 94, Consolidation of All Majority-owned Subsidiaries, that addresses the potential consolidation of special purpose entities (SPE’s). This proposed interpretation would be applied to existing SPE’s as of the beginning of the first interim period subsequent to March 15, 2003.

We have a purchasing arrangement with a third-party entity, BIBP Commodities, Inc. (BIBP), formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility. Under the proposed interpretation, BIBP may qualify as an SPE. We are currently reviewing the proposed interpretation and the organizational structure of BIBP to determine the impact, if any, on our consolidated financial statements.

9.              Segment Information

We have defined four reportable segments: domestic restaurants, domestic commissaries, domestic franchising and international operations.

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues from retail sales of pizza, breadsticks, cheesesticks, chicken strips and soft drinks to the general public.  The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants.  The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees.  The international operations segment principally consists of our Company-owned restaurants located in the United Kingdom, our Company-owned commissary operation located in the United Kingdom, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

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

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Revenues from external customers:
Domestic restaurants	$102,638	$107,753	$323,435	$336,888
Domestic commissaries	91,869	98,718	286,782	288,312
Domestic franchising	12,950	13,252	39,972	40,390
International	7,994	8,163	23,747	23,334
All others	12,402	13,479	36,165	42,156
Total revenues from external customers	$227,853	$241,365	$710,101	$731,080

Intersegment revenues:
Domestic commissaries	$28,511	$31,887	$91,066	$96,237
Domestic franchising	173	152	504	307
International	707	588	1,923	1,712
All others	3,933	4,110	13,319	12,513
Total intersegment revenues	$33,324	$36,737	$106,812	$110,769

Income (loss) before income taxes:
Domestic restaurants	$3,906	$707	$16,154	$9,457
Domestic commissaries	5,225	5,942	17,506	19,787
Domestic franchising	12,351	12,553	38,160	37,273
International	337	431	907	135
All others	814	1,117	2,166	2,613
Unallocated corporate expenses(A)	(5,881)	(3,939)	(17,693)	(11,758)
Elimination of intersegment profits	(11)	(25)	(46)	(140)
Total income before income taxes	$16,741	$16,786	$57,154	$57,367

Fixed assets:
Domestic restaurants	$156,004
Domestic commissaries	67,741
International	4,721
All others	11,926
Unallocated corporate assets	110,119
Accumulated depreciation and amortization	(121,929)
Net fixed assets	$228,582

(A)           The increases in unallocated corporate expenses for the three and nine months ended September 29, 2002 are primarily due to the provisions for uncollectible franchisee notes receivable, costs incurred to refurbish our heated delivery bag systems and increases in general and administrative (G&A) expenses. The increase in G&A for both the three and nine-month period is principally due to an increase in corporate and restaurant management bonuses and costs related to the development of a 2002 quality initiative program intended to better evaluate and monitor the quality and consistency of the customer experience, partially offset by salaries and travel cost savings. An increase in legal and insurance costs also impacted G&A on a year-to-date basis.

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

The recoverability of long-lived assets (other than indefinite lived intangibles and goodwill) is evaluated annually or more frequently if an impairment indicator exists.  We consider several indicators in assessing if impairment has occurred, including historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate on an operating unit basis (e.g. an individual restaurant) whether impairment exists on the basis of undiscounted expected future cash flows before interest for the expected remaining life of the operating unit.  Recorded values that are not expected to be recovered through undiscounted cash flows are written down to current value, which is generally determined from estimated discounted future cash flows for assets held for use or net realizable value for assets held for sale. If these estimates or their related assumptions change in the future, we may be required to record initial or increased impairment charges for these assets. Goodwill and indefinite-lived intangible assets are subject to an annual review for impairment.

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

As discussed in “Note 3” of “Notes to Condensed Consolidated Financial Statements,” effective December 31, 2001, we have elected to expense the cost of employee stock options in accordance with the fair value method contained in SFAS 123. We have granted a relatively small number of options in 2002 and have no current plans to issue significant additional stock options in future periods as performance-based cash incentive plans will be the principal form of incentive compensation available to be earned by management. These cash incentives are awarded under our Management Incentive Plan, implemented in 2001, which provides that employees at or above a certain position level are eligible to earn cash bonuses based on achievement by the Company of earnings goals and achievement by the employee of minimum performance measures. Because of the relatively small number of options granted since the beginning of 2000, the pro forma dilutive impact prior to the adoption of SFAS 123 is expected to be $0.04 or less in 2002 and to decrease in subsequent years based upon existing transition rules.

Restaurant Progression:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	587	639	601	631
Opened	4	3	9	15
Closed	(2)	—	(15)	(7)
Acquired from franchisees	—	—	3	16
Sold to franchisees	—	(19)	(9)	(32)
End of period	589	623	589	623
International Company-owned:
Beginning of period	9	10	10	10
Converted	—	—	1	—
Sold to franchisees	(2)	—	(4)	—
End of period	7	10	7	10
U.S. franchised:
Beginning of period	2,001	1,937	1,988	1,902
Opened	18	39	57	117
Closed	(15)	(22)	(47)	(48)
Acquired from Company	—	19	9	32
Sold to Company	—	—	(3)	(16)
Reclassification(1)	—	—	—	(14)
End of period	2,004	1,973	2,004	1,973
International franchised:
Beginning of period	166	106	130	69
Opened	5	9	14	23
Opened - UK	—	2	8	4
Closed	(3)	(1)	(5)	(1)
Converted	12	—	31	7
Acquired from Company	2	—	4	—
Reclassification(1)	—	—	—	14
End of period	182	116	182	116
Total restaurants — end of period	2,782	2,722	2,782	2,722

Perfect Pizza Restaurant Progression:
Company-owned
Beginning of period	2	3	3	3
Opened	—	—	—	1
Converted	—	—	(1)	—
Sold to franchisees	—	—	—	(1)
End of period	2	3	2	3
Franchised
Beginning of period	169	196	190	202
Opened	—	1	2	2
Converted	(12)	—	(31)	(7)
Closed	(2)	(5)	(6)	(6)
Acquired from Company	—	—	—	1
End of period	155	192	155	192
Total restaurants - end of period	157	195	157	195

(1)               Represents the reclassification of 11 Hawaii units and 3 Alaska units opened prior to 2001 from domestic franchising to international franchising. Effective January 1, 2001, for restaurant unit purposes, “domestic” operations includes only those units located in the contiguous United States.

Results of Operations

Revenues. Total revenues decreased 5.6% to $227.9 million for the three months ended September 29, 2002, from $241.4 million for the comparable period in 2001, and decreased 2.9% to $710.1 million for the nine months ended September 29, 2002, from $731.1 million for the comparable period in 2001.

Domestic corporate restaurant sales decreased 4.7% to $102.6 million for the three months ended September 29, 2002, from $107.8 million for the same period in 2001, and decreased 4.0% to $323.4 million for the nine months ended September 29, 2002, from $336.9 million for the comparable period in 2001. These decreases were primarily due to decreases of 6.3% and 6.6% in the number of equivalent Company-owned restaurants open during the three and nine months ended September 29, 2002, respectively, compared to the corresponding periods in the prior year. “Equivalent restaurants” represents the number of restaurants open at the beginning of a period, adjusted for restaurants opened, closed and acquired during the period on a weighted average basis. Additionally, comparable sales decreased 0.7% for the three-month period and increased 0.1% for the nine-month period.

Domestic franchise sales decreased 0.2% to $319.2 million for the three months ended September 29, 2002, from $319.8 million for the same period in 2001 and increased 2.1% to $995.5 million for the nine months ended September 29, 2002, from $975.0 million for the comparable period in 2001. The decrease for the three months ended September 29, 2002 is a result of a 3.0% decrease in comparable sales for the 2002 quarter, partially offset by a 1.7% increase in the number of equivalent franchised domestic restaurants open in the 2002 period as compared to the 2001 period. The increase for the nine-month period is a result of a 3.3% increase in the number of equivalent franchised domestic restaurants open in the 2002 period compared to the 2001 period, partially offset by a 1.7% decrease in comparable sales for the 2002 period. Domestic franchise royalties increased 1.1% to $12.6 million for the three months ended September 29, 2002, from $12.4 million for the comparable period in 2001 due to a slight increase in the effective royalty rate on relatively flat sales. Domestic franchise royalties increased 1.9% to $38.6 million for the nine months ended September 29, 2002, from $37.9 million for the same period in 2001 due to the increase in franchise sales noted above.

The comparable sales base and average weekly sales for 2002 and 2001 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	Sept. 29, 2002		Sept. 30, 2001
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	589	2,004	623	1,973
Equivalent units	579	1,984	618	1,951
Comparable sales base units	562	1,868	572	1,690
Comparable sales base percentage	97.1%	94.2%	92.6%	86.6%
Average weekly sales - comparable units	$13,652	$12,517	$13,643	$12,967
Average weekly sales - other units	$13,198	$10,104	$10,614	$10,305
Average weekly sales - all units	$13,638	$12,376	$13,421	$12,610

	Nine Months Ended
	Sept. 29, 2002		Sept. 30, 2001
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	589	2,004	623	1,973
Equivalent units	581	1,982	622	1,919
Comparable sales base units	553	1,780	560	1,568
Comparable sales base percentage	95.3%	89.8%	90.0%	81.7%
Average weekly sales - comparable units	$14,441	$13,165	$14,302	$13,599
Average weekly sales - other units	$11,073	$10,363	$10,235	$10,481
Average weekly sales - all units	$14,283	$12,879	$13,895	$13,029

Domestic franchise and development fees, including amounts recognized upon development cancellation, decreased to $371,000 for the three months ended September 29, 2002, from $806,000 for the same period in 2001, and decreased to

$1.3 million for the nine months ended September 29, 2002, from $2.5 million for the comparable period in 2001. These decreases were due to 18 and 57 domestic franchise openings, respectively, during the three and nine months ended September 29, 2002, compared to 39 and 117 opened during the same periods in 2001.

Domestic commissary and equipment and other sales decreased to $104.3 million for the three months ended September 29, 2002, from $112.2 million for the comparable period in 2001, and decreased to $322.9 million for the nine months ended September 29, 2002, from $330.5 million for the comparable period in 2001. Commissary sales for the three-month period decreased due to reduced volumes and lower cheese and other commodity costs, and lower equipment sales due to fewer openings in 2002 as compared to 2001. The decrease for the nine-month period is primarily due to lower equipment sales as a result of fewer unit openings in 2002 as compared to 2001.

International revenues, which include the Papa John’s United Kingdom operations denominated in British Pounds Sterling and converted to U.S. dollars, decreased 2.1% to $8.0 million for the three months ended September 29, 2002, compared to $8.2 million for the same period in 2001, primarily due to lower corporate-owned restaurant sales. International revenues increased 1.8% to $23.7 million for the nine months ended September 29, 2002, compared to $23.3 million for the same period in 2001, due primarily to increased commissary sales.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 20.2% and 21.3% for the three and nine months ended September 29, 2002, compared to 17.2% and 18.4% for the same periods in 2001, consisting of the following differences:

•                       Cost of sales was 3.6% lower for the three-month period in 2002 compared to the same period in 2001 due to lower cheese and other commodity costs and a higher average sales price point. Cost of sales were 1.4% lower for the nine-month period as a higher cheese price was more than offset by lower prices for certain other commodities and a higher average sales price point.

•                       Salaries and benefits were 0.6% higher for the three-month period in 2002 primarily due to the across-the-board increase in base pay for General Managers and Assistant Managers implemented during the third quarter of 2002, and other general compensation increases, which more than offset the higher average sales price point and labor efficiencies. Salaries and benefits were 0.5% lower for the nine month period in 2002 due to labor efficiencies and the higher average sales price point, partially offset by continued compensation increases as previously noted.

•                       Advertising and related costs were approximately $93,000 lower for the three-month period in 2002, but were 0.3% higher as a percentage of sales due to lower sales in 2002 as compared to 2001. Advertising and related costs were 0.1% lower for the nine-month period in 2002 as compared to 2001.

•                       Occupancy costs were 0.1% and 0.2% lower for the three and nine months ended September 29, 2002 compared to the same periods in 2001 due primarily to lower utilities.

•                       Other operating expenses were 0.2% and 0.7% lower for the three and nine months ended September 29, 2002, compared to the same periods in 2001. The improvement in other operating expenses for the three-month period is due to improved controls over mileage reimbursement and various components of cash losses, and reduced training costs, partially offset by an increase in insurance costs. The improvement for the nine-month period is due to improved controls over mileage reimbursement and various components of cash losses, reduced travel costs and lower training costs.

Domestic commissary, equipment and other margin was 9.7% and 9.9% for the three and nine months ended September 29, 2002, compared to 10.1% and 10.7% for the same periods in 2001. Cost of sales was 71.1% for the three months ended September 29, 2002, compared to 73.4% for the same period in 2001, and 71.7% for the nine months ended September 29, 2002, compared to 72.2% for the same period in 2001. The decrease in cost of sales for the three months ended September 29, 2002 was primarily due to lower food costs incurred by the commissaries, a decrease in lower margin equipment sales and an increase in the sales of higher margin insurance-related services to franchisees. The decrease in cost of sales for the nine months ended September 29, 2002 was primarily due to a decrease in lower margin equipment sales and an increase in sales of higher-margin insurance-related services to franchisees. Salaries and benefits and other operating costs increased to 19.2% for the three months ended September 29, 2002, from 16.5% for the same period in 2001 primarily as a result of lower sales by commissaries (certain operating costs are fixed in nature) and an expansion of insurance-related services provided to franchisees. Salaries and benefits and other operating costs increased to 18.4% for the nine months ended September 29, 2002, from 17.1% for the same period in 2001, primarily as a result of expanded insurance-related services provided to franchisees.

International operating margin decreased to 15.6% and increased to 15.6% for the three and nine months ended September 29, 2002, from 17.6% and 14.7% for the same periods in 2001. The three-month decrease is due primarily to the lower restaurant sales, as international operating expenses were approximately the same dollar amount for both periods. The nine-month increase is due primarily to improved commissary operating margins.

General and administrative expenses were $18.0 million or 7.9% of revenues for the three months ended September 29, 2002, compared to $16.8 million or 7.0% for the same period in 2001, and $55.3 million or 7.8% of revenues for the nine months ended September 29, 2002, compared to $53.0 million or 7.2% of revenues for the same period in 2001. The primary components of the $1.2 million increase for the three-month period were approximately $1.0 million of additional corporate and restaurant management bonuses and $375,000 of costs related to the development of a 2002 quality initiative program, intended to better evaluate and monitor the quality and consistency of the customer experience, partially offset by salaries and travel cost savings. The primary components of the $2.3 million increase for the nine-month period were approximately $2.0 million of additional corporate and restaurant management bonuses, $790,000 of additional legal and insurance costs and $669,000 of costs related to the development of a 2002 quality initiative program, partially offset by salaries and travel cost savings.

Provisions for uncollectible notes receivable of $759,000 and $2.2 million, respectively, were recorded in the three and nine months ended September 29, 2002 based on our evaluation of our franchise loan portfolio. Approximately $416,000 and $990,000 of these provisions for the three and nine month periods, respectively, were related to a franchise loan restructuring, the terms of which call for the deferral of certain payments until October 2002, at which time an amortization of the note begins.

Pre-opening and other general expenses were $1.3 million for the three months ended September 29, 2002, compared to $1.7 million for the comparable period in 2001, and $4.8 million for the nine months ended September 29, 2002, compared to $2.8 million for the comparable period in 2001. The three-month period ended September 29, 2002, included $79,000 of pre-opening costs, $125,000 of relocation costs, $558,000 of disposition and valuation related costs of restaurants and other assets and $400,000 of estimated additional costs we have agreed to bear on behalf of our franchisees in connection with a refurbishment plan developed by the supplier of our heated delivery bag systems to reduce the failure rate of such systems to acceptable levels. The 2001 amount includes $21,000 of pre-opening costs, $484,000 of relocation costs and $881,000 of disposition related costs of restaurants and other assets. The nine-month period ended September 29, 2002, included $153,000 of pre-opening costs, $523,000 of relocation costs, $2.8 million of disposition and valuation losses for restaurants and other assets and $900,000 of estimated costs in connection with a refurbishment plan of our heated delivery bag system previously discussed. The 2001 amount includes pre-opening costs of $177,000, relocation costs of $877,000 and net disposition-related losses of $308,000. The 2001 amount also includes costs related to certain franchisee support initiatives.

Depreciation and amortization was $8.0 million (3.5% of revenues) for the three months ended September 29, 2002, compared to $9.0 million (3.7% of revenues) for the same period in 2001, including goodwill amortization of $704,000 for 2001. The nine-month period in 2002 included depreciation and amortization of $23.9 million (3.4% of revenues), compared to $26.3 million (3.6% of revenues) for the same period in 2001, including goodwill amortization of $2.1 million for 2001. There is no goodwill amortization in 2002 with the adoption of SFAS 142.  On a pro forma basis, depreciation and amortization for the three months ended September 30, 2001 would have been $8.3 million (3.4% of revenues) and $24.2 million (3.3% of revenues) for the nine months ended September 30, 2001, had SFAS 142 been adopted at that time (see “Note 5” of “Notes to Condensed Consolidated Financial Statements” for additional information).

Net interest. Net interest expense was $1.6 million in both the third quarter of 2002 and 2001, as lower interest rates on a portion of the debt were partially offset by lower interest income from franchisee notes receivable in 2002. Net interest expense was $4.8 million for the nine months ended September 29, 2002, compared to $5.4 million in 2001, due to both a lower average debt balance and lower effective interest rates in 2002.

Income Tax Expense. The effective income tax rate was 37.5% for the three and nine months ended September 29, 2002 compared to 37.7% for the comparable periods in 2001.

Operating Income and Earnings Per Common Share.  Operating income for the three months ended September 29, 2002 was $18.3 million or 8.1% of revenues, compared to $18.4 million or 7.6% of revenues for the same period in 2001, and decreased to $62.0 million or 8.7% of revenues for the nine months ended September 29, 2002, from $62.8 million or 8.6% of total revenues for the same period in 2001. Pro forma operating income assuming the adoption of SFAS 142 would have been $19.1 million and $64.9 million for the three and nine months ended September 30, 2001, respectively.

Diluted earnings per share for the three months ended September 29, 2002 were $0.53 compared to $0.46 in 2001 ($0.48 in 2001 on a pro forma basis with the elimination of goodwill amortization) and $1.72 for the nine months ended September 29, 2002 compared to $1.57 in 2001 ($1.63 in 2001 on a pro forma basis with the elimination of goodwill amortization).  In December 1999, we began a stock repurchase program. During the first nine months of 2002, we repurchased a total of 3.5 million shares of our common stock under the program.  The repurchase of our common shares during 2001 and 2002 resulted in an increase in diluted earnings per share of approximately $0.04 and $0.09, respectively, for the three and nine months ended September 29, 2002, in comparison to the same periods for 2001.

Liquidity and Capital Resources

The Company’s debt, which has been incurred primarily to fund the stock repurchase program, was $129.6 million at September 29, 2002 compared to $105.3 million at December 30, 2001. Our $200.0 million unsecured line of credit expires in March 2003 and thus the debt associated with the line of credit is included as a current liability as of September 29, 2002. We expect to have the renewal of the line of credit for an additional three years completed by year-end.

Cash flow from operations increased to $77.2 million for the nine months ended September 29, 2002, from $68.4 million for the comparable period in 2001, due primarily to favorable changes in components of working capital.

We require capital primarily for the development, acquisition and maintenance of restaurants, new or replacement commissaries and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. We do not expect to significantly expand our franchisee loan program. Additionally, we began a common stock repurchase program in December 1999. During the nine months ended September 29, 2002, common stock repurchases of $102.2 million and capital expenditures of $14.4 million were funded primarily by cash flow from operations, net proceeds from the line of credit facility, net loan repayments from franchisees and affiliates, proceeds from stock option exercises and available cash and cash equivalents.

The Board of Directors has authorized the repurchase of up to an aggregate $375.0 million for the share repurchase program through December 28, 2003. During the nine months ended September 29, 2002, the Company repurchased 3.5 million shares for $102.2 million at an average price of $29.10 per share. Through November 7, 2002, an aggregate of $329.0 million has been repurchased (representing 12.7 million shares, or approximately 42% of shares outstanding at the time the repurchase program was initiated, at an average price of $25.83 per share). Approximately 18.7 million shares were outstanding as of November 7, 2002 (approximately 18.9 million shares on a fully diluted basis).

At September 29, 2002, we guaranteed up to $3.0 million of bank borrowings by the Papa John’s Marketing Fund, Inc. (the “Fund”), a non-profit corporation that produces electronic advertising materials and produces and buys airtime for Papa John’s national television commercials. The Fund had no bank borrowings outstanding at September 29, 2002.

Capital resources available at September 29, 2002, include $10.4 million of cash and cash equivalents and $62.8 million remaining borrowing capacity, reduced for outstanding letters of credit of $8.1 million, under a $200.0 million, three-year, unsecured revolving line of credit agreement expiring in March 2003. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock for the remainder of 2002 from these resources and operating cash flows.

Forward Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to: the uncertainties associated with litigation; increased advertising, promotions and discounting by competitors which may adversely affect sales; the ability of the Company and its franchisees to open new restaurants and operate new and existing restaurants profitably; increases in food, labor, utilities, employee benefits and similar costs; economic and political conditions in the countries in which we or our franchisees operate; and new product and concept developments by food industry competitors. See “Part I. Item 1. – Business Section - Forward Looking Statements” of the Annual Report on Form 10-K for the fiscal year ended December 30, 2001 for additional factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s debt at September 29, 2002 is principally comprised of a $129.1 million outstanding principal balance on the $200.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR) plus a 50 to 87.5 basis point spread, tiered based upon debt and cash flow levels. The interest rate on the revolving line of credit was 2.32% as of September 29, 2002. In March 2000, we entered into a $100.0 million interest rate collar, which is effective until March 2003. The collar establishes a 6.36% floor and a 9.50% ceiling on the LIBOR base rate on a no-fee basis. As a result of the collar, the effective interest rate on the line of credit was 5.84% as of September 29, 2002. An increase in the interest rate of 100 basis points on the debt balance outstanding as of September 29, 2002, as mitigated by the interest rate collar based on present interest rates, would increase interest expense approximately $291,000 annually.

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

Cheese, representing approximately 35% to 40% of our food cost, is subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have a purchasing arrangement with a third-party entity formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility. Under this arrangement, we are able to purchase cheese at a fixed price per pound throughout a given quarter, based in part on historical average cheese prices. Gains and losses incurred by the selling entity are used as a factor in determining adjustments to the selling price over time. As a result, for any given quarter, the established price paid by the Company may be less than or greater than the prevailing average market price. Over the long term, we expect to purchase cheese at a price approximating the actual average market price, with less short-term volatility. The quarterly equivalent block market price paid or expected to be paid by the Company for 2002 and 2001 is as follows:

	2002	2001	Increase / (Decrease)

Quarter 1	$1.403	$1.086	29.2%
Quarter 2	$1.323	$1.102	20.1%
Quarter 3	$1.450	$1.497	(3.1)%
Quarter 4	$1.290	$1.749	(26.2)%
Full Year	$1.367	$1.359	0.6%

The Company does not generally make use of financial instruments to hedge commodity prices, in part because of the purchasing arrangement with this third-party entity.

Item 4.  Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer (CEO) and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based upon their evaluation, the CEO and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this quarterly report.

(b)     Changes in Internal Controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of evaluation.

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

There were no Reports on Form 8-K filed during the quarterly period ended September 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 12, 2002	/s/ J. David Flanery
J. David Flanery
Senior Vice President of Finance (Principal Financial Officer)

CERTIFICATIONS

I, John H. Schnatter, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Papa John’s International, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ John H. Schnatter
John H. Schnatter
Chairman, Chief Executive Officer and President

I, J. David Flanery, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Papa John’s International, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ J. David Flanery
J. David Flanery
Senior Vice President of Finance
(Principal Financial Officer)