Form 10-K
period 2002-12-29
PAPA JOHNS INTERNATIONAL INC
filed 2003-03-27
CIK 901491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2002

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

(502) 261-7272
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(Title of Each Class)	(Name of each exchange on which registered)
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value	The NASDAQ Stock Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                                                                 No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes ☒                                                                  No☐

As of March 14, 2003 there were 17,898,252 shares of the Registrant’s Common Stock outstanding.  The aggregate market value of the shares of Registrant’s Common Stock held by non-affiliates of the Registrant at such date was $252,528,750 based on the last sale price of the Common Stock on March 14, 2003 as reported by The NASDAQ Stock Market.  For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2003.

PART I

Item 1.  Business

General

Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carry-out restaurants under the trademark “Papa John’s”. At December 29, 2002, the Company and its franchisees operated domestically in 49 states, the District of Columbia and nine international markets, and under the trademark “Perfect Pizza” in the United Kingdom. The number of international markets opened increased to 11 through March 2003. The first Company-owned Papa John’s restaurant opened in 1985 and the first franchised restaurant opened in 1986. We acquired Perfect Pizza Holdings Limited (referred to as “Perfect Pizza” and “Papa John’s UK”) in 1999 as part of our plan to develop restaurants internationally (see Business - Development). At December 29, 2002, there were 2,792 Papa John’s restaurants in operation, consisting of 594 Company-owned and 2,198 franchised restaurants. Additionally, there were 144 franchised Perfect Pizza restaurants in operation.

All of our periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, are available, free of charge, through our web site located at www.papajohns.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports. These reports are available through our website as soon as reasonably practicable after we electronically file such reports or amendments with the SEC.

Strategy

Our goal is to build the strongest brand loyalty of all pizzerias internationally. The key elements of our strategy include:

Limited Menu.  Domestic Papa John’s restaurants offer a focused menu of high-quality pizza along with limited side items, including breadsticks, cheesesticks, chicken strips and canned or bottled soft drinks. Papa John’s traditional crust pizza is prepared using fresh dough (never frozen) and our thin crust pizza is made with a prepared crust. Papa John’s pizzas are made from a proprietary blend of wheat flour, cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat (100% beef and pork with no fillers) and vegetable toppings. Fresh onions, green peppers and baby portabella mushrooms can be purchased from the QC Center system, which delivers twice weekly. Each traditional crust pizza is served with a container of our special garlic sauce and two pepperoncinis, and each thin crust pizza is served with a container of special seasonings and two pepperoncinis. Although we have added chicken strips and will test products in certain situations, we continue to have a relatively small number of total menu items. In international markets, the menu mix (toppings and side items) is adapted to local tastes.

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

Commitment to Team Member Training and Development.  We are committed to the development and motivation of our team members through training programs, incentive compensation and opportunities for advancement.  Team member training programs are conducted for corporate team members, and offered to our franchisees at training centers across the United States. We offer performance-based financial incentives to restaurant team members at various levels. Our management compensation program is designed to attract and retain highly motivated people.

Marketing.  Our restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of targeted print materials in direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. Local marketing efforts are supplemented with radio and television advertising, produced locally and on a national basis.  Five national television campaigns aired in 2002.

Franchise System. We are committed to developing a strong franchise system by attracting experienced operators, partnering with them to expand and grow their business and monitoring their compliance with our high standards. We seek to attract franchisees with experience in multi-unit restaurant operations and with the financial resources and management capability to open multiple locations.  To ensure consistent food quality, each domestic franchisee is required to purchase dough and spice mix from our QC Centers and purchase all other supplies from our QC Centers or approved suppliers. QC Centers outside the U.S. may be operated by franchisees pursuant to license agreements. We devote significant resources to provide Papa John’s franchisees with assistance in restaurant operations, management training, team member training, marketing, site selection and restaurant design. We also provide significant assistance to licensed international QC Centers in sourcing high-quality ingredients in-country to the extent possible.

Unit Economics

We believe our unit economics are excellent.  In 2002, the 562 domestic Company-owned restaurants included in the most recent quarter’s comparable restaurant base generated average annual sales, based on a 52-week year, of $747,000, average cash flow (operating income plus depreciation) of $158,000 and average restaurant operating income of $132,000 (or 17.6% of average sales). Several restaurant initiatives undertaken during 2002 are expected to negatively impact Company-owned restaurant operating results during most of 2003 (see Company Operations – Restaurant Initiatives).

The average cash investment for the 10 domestic Company-owned restaurants opened during the 2002 fiscal year, exclusive of land, was approximately $250,000. We expect the average cash investment for the Company-owned restaurants expected to open in 2003 to be approximately $260,000.

Development

A total of 113 Papa John’s restaurants were opened during 2002, consisting of 10 Company-owned and 103 franchised restaurants, while 95 Papa John’s restaurants closed during 2002, consisting of 19 Company-owned and 76 franchised. In November 1999, we acquired Perfect Pizza, an operator and franchisor of 206 delivery and carry-out pizza restaurants in the United Kingdom. During 2002, two franchised Perfect Pizza restaurants were opened, six franchised restaurants were closed and we converted 45 (three Company-owned and 42 franchised) Perfect Pizza restaurants to Papa John’s. During the past three years a cumulative total of 60 (11 Company-owned and 49 franchised) Perfect Pizza restaurants have been converted to Papa John’s restaurants. We will continue to evaluate the conversion of the remaining 144 franchised Perfect Pizza restaurants to Papa John’s depending on financial performance and future growth opportunities.

During 2003, we plan to open approximately 10 Company-owned restaurants domestically and expect franchisees to open approximately 65 to 90 restaurants (30 to 40 domestically and 35 to 50 internationally). We also expect that approximately 75 to 100 restaurants, primarily domestic franchised, could close during 2003.  Domestic unit expansion is expected to be spread throughout markets across the United States.  International expansion in 2003 is planned primarily in Central and South America, Europe, Asia and the United Kingdom.

The ability of the Papa John’s system to open new restaurants is affected by a number of factors, many of which are beyond our control and the control of our franchisees. These factors include, among other things, selection and availability of suitable restaurant sites, increases in food, paper or labor costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, cost of equipment, increased cost of fuel and utilities, rising costs of health, liability and workers compensation insurance, and the hiring, training and retention of management and other personnel.  International development is impacted by additional factors, including economic and political environments, the ability to source food and other products economically, and currency regulations and fluctuations. Accordingly, there can be no assurance that the Papa John’s system will be able to meet planned growth targets or open restaurants in markets now targeted for expansion.

Our Company-owned expansion strategy is to continue to open restaurants in existing markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants within a particular market results in increased average restaurant sales in that market. We have co-developed markets with some franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future. We continually evaluate the number and market areas of our Company-owned restaurants, and may purchase or sell restaurants from time to time. We also have one joint venture and may consider entering into more of these arrangements in the future.

Restaurant Design and Site Selection

Backlit awnings, neon window designs and other visible signage characterize the exterior of most Papa John’s restaurants.  A typical domestic Papa John’s restaurant averages 1,100 to 1,500 square feet and a typical international Papa John’s restaurant averages 900 to 1,400 square feet. Papa John’s restaurants are designed to facilitate a smooth flow of food orders through the restaurant. The layout includes specific areas for order taking, pizza preparation and routing, resulting in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of food products.  The typical interior of a Papa John’s restaurant has a vibrant red and white color scheme with green striping, and includes a bright menu board, custom counters and a carry-out customer area.  The counters are designed to allow customers to watch the team members slap out the dough and put sauce and toppings on pizzas.

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

During the past several years, a number of freestanding restaurants have been opened in the Papa John’s system. We seek either existing buildings suitable for conversion, or locations suitable for the construction of our prototype restaurant.  Freestanding buildings generally provide more signage and better visibility, accessibility and parking.  We believe that these locations improve Papa John’s image and brand awareness. At year-end, freestanding units represented approximately 25% of domestic Company-owned restaurants, and a relatively small percentage of domestic franchised restaurants. We expect this composition to remain fairly constant in future years.

We provide layout and design services and recommendations for subcontractors, signage installers and telephone systems to Papa John’s franchisees. Although not required to do so, through 2002, substantially all Papa John’s franchisees purchased most of their equipment, fixtures and smallwares needed to open a Papa John’s restaurant from us. Beginning in December 2002, complete new store equipment packages could be purchased through an approved third party supplier under a commission arrangement with the Company. We continue to sell smallwares and related items to our franchisees through our Support Services subsidiary.

Quality Control Centers; Strategic Supply Chain Management

Our domestic QC Centers, comprised of 11 regional production and distribution centers, supply pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant. This system enables us to monitor and control product quality and consistency, while lowering food costs. Our full-service QC Centers are located in Louisville, Kentucky; Dallas, Texas; Pittsburgh, Pennsylvania; Orlando, Florida; Raleigh, North Carolina; Jackson, Mississippi; Denver, Colorado; Rotterdam, New York; Portland, Oregon; Des Moines, Iowa; and Phoenix, Arizona. The QC Center system capacity is continually evaluated in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant.

Our subsidiary, Papa John’s UK, leases a distribution center in the United Kingdom. The primary difference between a full-service QC Center and a distribution center is that full-service QC Centers produce fresh pizza dough in addition to providing other food and paper products used in our restaurants. International full-service QC Centers, licensed to franchisees, are located in Canada, Mexico, Honduras, Saudi Arabia, Alaska, Puerto Rico, Costa Rica, Venezuela, and Guatemala. We expect future international QC Centers to be licensed to franchisees; however, we may open Company-owned QC Centers at our discretion. We also have the right to acquire licensed QC Centers from our international licensees in certain circumstances.

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

PJ Food Service, our wholly-owned subsidiary that operates our domestic Company-owned QC Centers, has a purchasing arrangement with a third-party entity formed at the direction of the Franchise Advisory Council (see Franchise Program – Franchise Advisory Council) for the sole purpose of reducing cheese price volatility to our restaurants.  Under this arrangement, PJ Food Service purchases cheese at a fixed quarterly price based in part on historical average cheese prices.  Gains and losses incurred by the selling entity are passed to the QC Centers via adjustments to the selling price over time.  Ultimately, PJ Food Service purchases cheese at a price approximating the actual average market price, but with more predictability and less volatility than the previous purchasing method. See “Note 3” of “Notes to Consolidated Financial Statements” for additional information.

Marketing Programs

All Company-owned and franchised Papa John’s restaurants within a co-developed market are required to join an advertising cooperative (“Co-op”).  Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as radio, television and print advertising.  The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members.  The restaurant-level and Co-op marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John’s Marketing Fund, Inc., a non-profit corporation (the “Marketing Fund”).  The Marketing Fund produces and buys air time for Papa John’s national television commercials, in addition to other brand-building activities, such as consumer research. All domestic Company-owned and franchised Papa John’s restaurants are required to contribute a percentage of sales to the Marketing Fund. The contribution percentage was 1.25% throughout 2002 and increased to 2.0% for 2003.

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

We provide both Company-owned and franchised restaurants with catalogs for the purchase of uniforms and promotional items and pre-approved print marketing materials. We also provide direct marketing services to Company-owned and franchised restaurants using customer information gathered by our proprietary point-of-sale technology (see Company Operations – Point of Sale Technology).

We have developed a system by which all domestic Papa John’s restaurant customers are able to place orders on-line via the internet. We receive a percentage fee based on on-line sales, from domestic franchisees, in addition to royalties, for this service.

Company Operations

Restaurant Personnel.  A typical Papa John’s restaurant employs a restaurant manager, one or two assistant managers and approximately 20 to 25 hourly team members, most of whom work part-time. The manager is responsible for the day-to-day operation of the restaurant and maintaining Company-established operating standards. The operating standards and other resources are contained in a comprehensive operations manual supplied to each restaurant. We seek to hire experienced restaurant managers and staff, provide comprehensive training on operations and managerial skills, and motivate and retain them by providing opportunities for advancement and performance-based financial incentives.

Historically, we employed area supervisors, each of whom had responsibility for overseeing three to six Company-owned restaurants. We also employed district managers who oversaw area supervisors and managers within their respective markets. Beginning in 2003, we combined the area supervisor and district manager positions into a director of operations position (see Company Operations – Restaurant Initiatives).

Restaurant Initiatives. During 2002, several restaurant initiatives were undertaken with the ultimate goal of improving the quality and consistency of the customer experience. The first of these initiatives was the development of a systematic approach to monitor and evaluate key components of the total customer experience, the refinement and enhancement of which is ongoing. A second initiative was an across-the-board increase in base pay for restaurant general managers and assistant managers in an effort to attract and retain the desired quality of individuals to these critical positions.  In January 2003, we realigned field operations management by combining the area supervisor and district manager positions into a director of operations position. A director of operations is responsible for seven restaurants on average, thus providing higher-quality direct support to our general managers and their teams. The cost savings from the field management realignment are being invested back into our restaurants in the form of increased staffing and greater bonus opportunities for general managers and their assistants.

Training and Education. We have a department dedicated to training and developing team members, as well as assisting with new restaurant openings. We have regional training directors located strategically across the country. We provide an on-site training team three days before and three days after the opening of any Company-owned or franchised restaurant requesting assistance. Operations personnel, both corporate and franchise, complete our management training program and on-going development programs in which instruction is given on all aspects of our systems and operations.  The programs include classroom instruction and hands-on training at an operating Papa John’s restaurant or at Company-certified training centers. Our training includes new team member orientation, in-store and delivery training, core management skills training, new product or program implementation and ongoing developmental programs.

Point of Sale Technology.  Point of sale technology (our proprietary PROFIT SystemTM) is in place in all domestic traditional Papa John’s restaurants and in a majority of Papa John’s international restaurants. We believe this technology facilitates faster and more accurate order taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs. We believe the PROFIT System enhances restaurant-level marketing capabilities through the development of a database containing information on customers and their buying habits with respect to our products.  Polling capabilities allow us to obtain restaurant-operating information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting. During 2003, we will introduce the next generation of the PROFIT System to the domestic and international Papa John’s system. We believe this updated version will improve operational efficiencies at the restaurant level and improve our data collection process.

Reporting.  Management at Company-owned restaurants evaluates daily reports of sales, cash deposits and operating costs.  Physical inventories of all food and beverage items are taken nightly.

Hours of Operations.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday.

Franchise Program

General. We continue to attract franchisees with significant restaurant experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is very good.  As of December 29, 2002, there were 2,198 franchised Papa John’s restaurants operating in 49 states, the District of Columbia, and nine international markets, and 144 franchised Perfect Pizza restaurants operating in the United Kingdom. We have development agreements with our domestic franchisees for approximately 239 additional franchised restaurants committed to open through 2010 and agreements for 567 additional international franchised restaurants to open through 2012. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. Formal development agreements for franchised Perfect Pizza restaurants do not exist and we plan to open very few, if any, Perfect Pizza units. Our plan is to attract new franchisees and to work with existing franchisees, to open new Papa John’s restaurants in the United Kingdom and convert existing Perfect Pizza restaurants to the Papa John’s brand over time.  During the 2002 fiscal year, 103 (76 domestic and 27 international) franchised Papa John’s restaurants were opened, and two Perfect Pizza franchised restaurants were opened. There were also 42 franchised Perfect Pizza restaurants converted to Papa John’s restaurants during 2002.  Over the past three years, 49 franchised Perfect Pizza restaurants have converted to Papa John’s restaurants.

Approval.  Franchisees are approved on the basis of the applicant’s business background, restaurant operating experience and financial resources. We generally seek franchisees who will enter into development agreements for multiple restaurants.  We seek franchisees who have restaurant or retail experience. In the case of franchisees who do not have restaurant experience, we require the franchisee to either complete our training program or to hire a full-time operator who completes the training and has either an equity interest or the right to acquire an equity interest in the franchise operation.

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

We opened our first franchised restaurant outside the United States in 1998.  Beginning in 2001, we changed the definition of international markets to be all markets outside the contiguous United States.  In international markets, we enter into either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area.  Under a master franchise agreement, the franchisee has the right to subfranchise a portion of the development to one or more subfranchisees approved by us.  Under our current standard international development agreement (except for Hawaii and Alaska in which the initial fees are the same as domestic restaurants), the franchisee is required to pay total fees of $25,000 per restaurant, $5,000 at the time of signing the agreement, and $20,000 when the restaurant opens or the agreed-upon development date, whichever comes first.  Under our current standard master franchise agreement, the master franchisee is required to pay total fees of $25,000 per restaurant owned and operated by the master franchisee, under the same terms as the development agreement, and $15,000 for each subfranchised restaurant, $5,000 at the time of signing the agreement and $10,000 when the restaurant opens or the agreed-upon development date, whichever comes first.

Our current standard international master franchise and development agreements provide for payment to us of a royalty fee of 5% of sales (including sales by subfranchised restaurants), with no provision for increase. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our standard domestic franchise agreement.

We franchise restaurants in the United Kingdom under Perfect Pizza franchise agreements, which were in effect at the time of our acquisition in 1999. These franchise agreements differ from our standard international franchise agreements in many respects, although with few material differences. A principal difference is the term of the agreement, which is five years. The franchisee fee is £18,500 (approximately $30,000 at an exchange rate of $1.60 as of December 29, 2002), and the royalty rate of 5% is the same as in our standard international agreements. The Perfect Pizza system has been developed principally through franchising of individual restaurants to single location franchisees. Thus, the system has no equivalent to our development agreements or master franchise agreements.

We have entered into a limited number of development and franchise agreements for non-traditional restaurant units and continue to analyze opportunities to expand these types of units. These agreements generally cover venues or areas not originally targeted for development and have terms differing from the standard agreement.  These agreements have not had a significant impact on our revenues or earnings.

Franchise Restaurant Development. We provide assistance to Papa John’s franchisees in selecting sites, developing restaurants and evaluating the physical specifications for typical restaurants.  Each franchisee is responsible for selecting the location for its restaurants but must obtain our approval of restaurant design and location based on accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic. We provide design plans, fixtures and equipment for most franchisee locations. Beginning in December 2002, complete new store equipment packages could be purchased through an approved third party supplier under a commission arrangement with the Company. Internationally, our franchisees buy their equipment from approved third party suppliers.

Franchisee Loans. Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the construction and development of their restaurants. We have also entered into loan agreements with a few franchisees that purchased restaurants from us. Loans made to franchisees typically bear interest at fixed or floating rates (ranging from 3.8% to 12.0% at December 29, 2002, with an average of 5.9%) and in most cases are secured by the fixtures, equipment and signage (and where applicable, the land) of the restaurant and the ownership interests in the franchisee. At December 29, 2002, franchisee loans outstanding totaled $14.1 million, net of a $4.4 million reserve for uncollectible amounts. We do not plan to extend loans to franchisees in the future. See “Note 10” of “Notes to Consolidated Financial Statements” for additional information.

We have a commitment to lend up to $2.6 million to BIBP Commodities, Inc. (“BIBP”), an independent franchisee-owned corporation. At December 29, 2002, no amounts were outstanding to BIBP. See “Note 3” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Insurance Program.  We provide our franchisees an opportunity to purchase various insurance policies, such as non-owned automobile and workers compensation, through our insurance agency, Risk Services Corp.  In October 2000, we established a captive insurance company located in Bermuda, RSC Insurance Services, Ltd., to accommodate this business. We have specific and aggregate reinsurance to limit the exposure to the captive insurance company. As of December 29, 2002, approximately 79% of domestic franchise restaurants had obtained insurance coverage through Risk Services Corp. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Training and Support.  Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program and who devotes his or her full business time and efforts to the operation of the franchisee’s restaurants.  Each franchise restaurant manager is also required to complete our Company-certified management training program. We provide an on-site training crew three days before and three days after the opening of a franchisee’s first two restaurants. Ongoing supervision of training is monitored by the corporate franchise training team. Multi-unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved programs in order to train new team members and management candidates for their restaurants. Our area franchise directors maintain open communication with the franchise community, relaying operating and marketing information and new ideas between franchisees and us. Internationally, training is monitored by our international director of training as well as regional directors and international business managers assigned to specific franchisee territories.

Franchise Operations.  All franchisees are required to operate their Papa John’s restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs.  Each franchisee has full discretion to determine the prices to be charged to its customers.

Franchise Advisory Council. We have a Franchise Advisory Council that consists of Company and franchisee representatives of domestically owned restaurants.  The Advisory Council and subcommittees hold regular meetings to discuss new marketing ideas, operations, growth and other relevant issues.

Reporting and Business Processes. We collect weekly and monthly sales and other operating information from Papa John’s franchisees. During 2002, enhancements were made to the reporting processes for franchise operational performance, allowing area and regional franchise directors to better monitor and benchmark such performance. We have agreements with substantially all Papa John’s domestic franchisees permitting us to electronically debit the franchisees’ bank accounts for the payment of royalties, Marketing Fund contributions, risk management services, purchases from our Print and Promotions operations and QC Center purchases. This system significantly reduces the resources needed to process receivables, improves cash flow and mitigates the amount of past-due accounts related to these items. Franchisees generally are required to purchase and install the Papa John’s PROFIT System in their restaurants (see Company Operations — Point of Sale Technology).

Industry and Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than Papa John’s. Competitors include a large number of international, national and regional restaurant chains, as well as local pizza operators. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are, or may be located. Based on research conducted by NPDFoodworld CREST, the United States Quick Service Restaurant (“QSR”) Pizza category, which includes dine in, carry out and delivery, had sales of approximately $33 billion for the year ended December 2002, of which Papa John’s share was reported as 6%. Within the pizza segment of the restaurant industry, we believe our primary competitors are the international pizza chains, including Pizza Hut, Domino’s and Little Caesars, and several regional chains. A change in the pricing or other marketing strategies of one or more of our competitors could have an adverse impact on our sales and earnings. Additionally, a continued increased emphasis on carry-out business by traditional casual dining restaurants, such as Applebee’s and Outback, could also have an adverse impact on our sales and earnings.

Changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business.  In addition, factors such as inflation and economic recession, increased cheese and other commodity costs, fuel costs, labor and benefits costs, insurance costs, utility costs and the lack of experienced management and hourly team members may adversely affect the restaurant industry in general and our restaurants in particular.

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

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises.  Several state laws also regulate substantive aspects of the franchisor-franchisee relationship.  The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. Further government initiatives, such as “living wage” or other proposed increases in minimum wage rates, could adversely affect Papa John’s as well as the restaurant industry. As we expand internationally, we will be subject to applicable laws in each jurisdiction where franchised units are established.

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

Employees

As of December 29, 2002, we employed 15,327 persons, of whom approximately 13,224 were restaurant team members, 725 were restaurant management and supervisory personnel, 588 were corporate personnel and 790 were QC Center and support services personnel.  Most restaurant team members work part-time and are paid on an hourly basis. None of our team members is covered by a collective bargaining agreement. We consider our team member relations to be excellent.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

1.         The ability of the Papa John’s system to continue to open new restaurants is affected by a number of factors, many of which are beyond our control. These factors include, among other things, selection and availability of suitable restaurant locations, increases in food, paper, labor and insurance costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, and the hiring, training and retention of management and other personnel.  Accordingly, there can be no assurance that system-wide, Papa John’s will be able to meet planned growth targets, open restaurants in markets now targeted for expansion, or continue to operate in existing markets.

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

3.         An increase in the cost of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations. Cheese costs, historically representing 35% to 40% of our food cost, and other commodities are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. Additionally, sustained increases in fuel and utility costs could adversely affect profitability of our restaurant and QC Center businesses.

4.         Changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants could adversely affect our restaurant business.

5.         System-wide restaurant operations are subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. A significant number of hourly personnel employed by our franchisees and us are paid at rates related to the federal minimum wage.  Accordingly, further increases in the federal minimum wage or the enactment of additional state or local “living wage” proposals will increase labor costs for our system-wide operations. Additionally, labor shortages in various markets could result in higher required wage rates.

6.         Any or all of the factors listed in 1. through 5. potentially adversely impacting restaurant sales or costs could be especially harmful to the financial viability of franchisees in under-penetrated or emerging markets. A decline in or failure to improve financial performance for this group of franchisees could lead to unit closings at greater than anticipated levels and therefore impact contributions to marketing funds, PJFS and support services efficiencies and other system-wide results.

7.         Our domestic and international operations could be negatively impacted by significant changes in international economic and political conditions. In addition, our international operations are subject to additional factors, including currency regulations and fluctuations, cultures and consumer preferences, diverse government regulations and structures, availability and cost of land and construction, ability to source high quality ingredients and other commodities in a cost-effective manner, and differing interpretation of the obligations established in franchise agreements with international franchisees. Accordingly, there can be no assurance that our operations will achieve or maintain profitability or meet planned growth rates.

8.             Our planned conversion of Perfect Pizza restaurants to Papa John’s restaurants represents the first time we have attempted to expand the Papa John’s brand in this manner.  There can be no assurance that all conversion issues will be identified and successfully addressed in a timely, cost-effective manner or that the existing Perfect Pizza market share can be successfully converted to Papa John’s.

Item 2.  Properties

As of December 29, 2002, there were 2,792 Papa John’s restaurants and 144 Perfect Pizza restaurants system-wide.

Company-owned Papa John’s Restaurants

Number of Restaurants

Colorado	54
Florida	36
Georgia	66
Illinois	4
Indiana	40
Kentucky	41
Maryland	49
Minnesota	43
Missouri	19
New Jersey	16
New Mexico	11
North Carolina	55
Ohio	19
South Carolina	4
Tennessee	28
Texas	77
Virginia	23

Total Domestic Company-owned Papa John’s Restaurants	585
United Kingdom	9
Total Company-owned Papa John’s Restaurants	594

Domestic Franchised Papa John’s Restaurants

Number of Restaurants

Alabama	61
Arizona	61
Arkansas	15
California	167
Colorado	4
Connecticut	2
Delaware	11
Florida	204
Georgia	63
Idaho	9
Illinois	78
Indiana	82
Iowa	21
Kansas	29
Kentucky	51
Louisiana	47
Maine	7
Maryland	30
Massachusetts	5
Michigan	62
Minnesota	11
Mississippi	21
Missouri	43
Montana	9
Nebraska	18
Nevada	20
New Hampshire	2
New Jersey	7
New Mexico	8
New York	16
North Carolina	63
North Dakota	5
Ohio	143
Oklahoma	27
Oregon	23
Pennsylvania	77
Rhode Island	5
South Carolina	47
South Dakota	7
Tennessee	66
Texas	135
Utah	28
Virginia	86
Washington	52
West Virginia	21
Wisconsin	42
Wyoming	4
Washington, D.C.	5

Total Domestic Franchised Papa John’s Restaurants	2,000

International Franchised Papa John’s Restaurants

Number of Restaurants(1)

Alaska	3
Canada	7
Costa Rica	11
Guatemala(1)	4
Hawaii	15
Honduras	4
Mexico	38
Puerto Rico	10
Saudi Arabia	14
Venezuela	22
United Kingdom	70

Total International Franchised Papa John’s Restaurants	198

(1)  The four franchised restaurants in Guatemala closed in March 2003. During the first three months of 2003, we opened our first franchised restaurant in Greece, Aruba and the Grand Bahama Island.

Effective January 1, 2001, for restaurant unit purposes, “domestic” operations includes only those units located in the contiguous United States.

Most Papa John’s restaurants are located in leased space.  The initial term of most restaurant leases is generally five years with most leases providing for one or more options to renew for at least one additional term. Virtually all of our leases specify a fixed annual rent. Generally, the leases are triple net leases, which require us to pay all, or a portion of the cost of insurance, taxes and utilities.  Certain leases further provide that the lease payments may be increased annually, with a small number of escalations based on changes in the Consumer Price Index.

Approximately 56 Company-owned restaurants are located in buildings we own on land either owned or leased by us. These restaurants range from 1,200 to 2,200 square feet. Six of these restaurants are located in multi-bay facilities. These multi-bay facilities contain from 2,800 to 5,000 square feet, and the space not utilized by the Papa John’s restaurant in each facility is leased or held for lease to third party tenants.

We have 223 restaurants located in the United Kingdom (70 franchised and nine Company-owned Papa John’s restaurants and 144 franchised Perfect Pizza restaurants). In addition to leasing the nine Company-owned restaurant sites, we lease and sublease to franchisees 178 of the 214 franchised restaurant sites. The initial lease terms on the Company and franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years.

Information with respect to our leased QC Centers and other facilities as of December 29, 2002 is set forth below.

Facility	Square Footage
Jackson, MS	30,000
Raleigh, NC	27,000
Denver, CO	32,000
Phoenix, AZ	57,000
Des Moines, IA	31,000
Rotterdam, NY	45,000
Portland, OR	37,000
Pittsburgh, PA	52,000

We own approximately five acres in Orlando, Florida on which our 63,000 square foot full-service commissary is located. We also own eight acres and a 175,000 square foot facility in Dallas, Texas, of which 77,500 square feet is used by our full-service commissary and the remaining space is available for future production or for leasing. In addition, we own approximately 72 acres in Louisville, Kentucky with a 42,000 square foot building housing our printing operations and a 247,000 square foot building, approximately 30% to 40% of which accommodates the Louisville QC Center operation and promotional division. The remainder of the building houses our corporate offices.

The Papa John’s UK management team is located in 6,000 square feet of leased office space in London with a remaining lease term of 13 years. In addition, Papa John’s UK leases a distribution center located in a 30,000 square foot facility in Staffordshire, England.

Item 3.  Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of Papa John’s, together with their ages as of January 1, 2003, their positions and the years in which they first became an officer:

Name	Age	Position	First Elected Executive Officer
John H. Schnatter	41	Founder, Chairman of the Board, Chief Executive Officer and President	1985

Robert J. Wadell	47	President of PJ Food Service, Inc. and Chief Operating Officer	1990

Charles W. Schnatter	40	Senior Vice President, Chief Development Officer and Secretary	1991

Mary Ann Palmer	45	Senior Vice President and Chief Resource Officer	1999

Julie Larner	42	Senior Vice President, Chief Administrative Officer and Treasurer	2001

Michael R. Cortino	46	Senior Vice President of Corporate Operations	2000

J. David Flanery	45	Senior Vice President of Finance	1994

Richard J. Emmett	47	Senior Vice President and General Counsel	1992

Christopher J. Sternberg	37	Vice President, Office of the Chairman	2001

William M. Van Epps	54	Managing Director, International	2002

John Schnatter created the Papa John’s concept and founded Papa John’s in 1985.  He has served as Chairman of the Board and Chief Executive Officer since 1990, and from 1985 to 1990, served as President, a position to which he was reappointed in January 2001.  He has been a franchisee since 1986.

Robert Wadell has served as Chief Operating Officer since February 2001 and as President of PJ Food Service, Inc. since 1995, after having served in various senior management positions in our QC Center Operations from 1990 to 1995.

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

Mary Ann Palmer has served as Senior Vice President and Chief Resource Officer since February 2001.  Ms. Palmer served as Vice President, People Department from 1999 to 2001 and Vice President of Education and Training from 1997 to 1999. From 1996 to 1997, Ms. Palmer held the position of Senior

Counsel in our legal department. Prior to joining Papa John’s, Ms. Palmer practiced law as a partner with the law firm Wyatt, Tarrant & Combs.

Julie Larner has served as Senior Vice President, Chief Administrative Officer and Treasurer since February 2001, responsible for People, Finance, Information Systems and Office Services.  Ms. Larner has been with Papa John’s since 1992, serving as controller for PJ Food Service, Inc. from 1992 to 1997 and its Vice President of Finance and Administration since 1998.

Mike Cortino has served as Senior Vice President of Corporate Operations since May 2000 after having served as Vice President of Operations Support since November 1999.  Prior to joining Papa John’s, Mr. Cortino served five years as Vice President of Corporate Operations for AFC Enterprises – Church’s Chicken Brand and ten years as a market manager and other positions with Taco Bell.

David Flanery has served as Senior Vice President of Finance since August 2002 and is the Principal Accounting Officer. He served as Vice President of Finance from 1995 through August 2002, after having joined Papa John’s in 1994 as Corporate Controller.  From 1979 to 1994, Mr. Flanery was with Ernst & Young LLP in a variety of positions, most recently as Audit Senior Manager.  Mr. Flanery is a licensed Certified Public Accountant.

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

Chris Sternberg has served as Vice President, Office of the Chairman since July 2000, after serving as Vice President, Corporate Communications from 1997 to 2000. Mr. Sternberg joined the Company in 1994 as Assistant Counsel in our Legal Department.  From 1990 to 1994, he was an attorney with Greenebaum Doll & McDonald PLLC, Louisville, Kentucky.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol PZZA. As of March 14, 2003, there were approximately 897 record holders of common stock. The following table sets forth for the quarters indicated the high and low closing sales prices of our common stock, as reported by The NASDAQ Stock Market.

	High	Low
2002
First Quarter	$28.50	$23.42
Second Quarter	34.70	27.86
Third Quarter	33.05	27.35
Fourth Quarter	30.73	24.48

2001
First Quarter	$24.63	$20.88
Second Quarter	29.32	22.63
Third Quarter	26.05	23.79
Fourth Quarter	28.73	24.62

Since our initial public offering of common stock in 1993, we have not paid dividends on our common stock, and have no plans to do so in the foreseeable future.

Item 6.  Selected Financial Data

The selected financial data presented on the following page for each of the years in the five-year period ended December 29, 2002 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

Selected Financial Data

	Year Ended(1)
(In thousands, except per share data)	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000	Dec. 26, 1999	Dec. 27, 1998

System-wide Restaurant Sales
Domestic: Company-owned	$429,813	$445,849	$456,637	$394,636	$344,089
Domestic: Franchised	1,319,575	1,301,124	1,212,369	1,031,277	812,005
International: Franchised	38,428	40,115	17,723	6,803	177
United Kingdom: Company-owned(2)	3,986	4,471	4,305	455	—
United Kingdom: Franchised(2)	65,796	59,611	60,578	5,175	—
Total	$1,857,598	$1,851,170	$1,751,612	$1,438,346	$1,156,271
Income Statement Data
Domestic revenues:
Restaurant sales	$429,813	$445,849	$456,637	$394,636	$344,089
Franchise royalties	51,386	50,768	47,145	40,567	32,120
Franchise and development fees	1,734	2,927	5,559	6,511	5,325
Commissary sales(3)	381,217	390,889	356,101	311,005	258,480
Equipment and other sales	50,055	52,730	53,233	53,078	45,404
International revenues:
Royalties and franchise and development fees	5,846	5,895	5,302	1,063	131
Restaurant and commissary sales(2)	26,168	26,014	25,546	2,561	—
Total revenues	946,219	975,072	949,523	809,421	685,549

Operating income(4)	81,427	82,783	57,389	72,484	53,688
Investment income	1,126	1,958	1,943	3,384	4,100
Interest expense	(7,677)	(8,857)	(7,746)	(151)	(643)
Income before income taxes and cumulative effect of a change in accounting principle	74,876	75,884	51,586	75,717	57,145
Income tax expense	28,079	28,639	19,762	28,431	22,181
Income before cumulative effect of a change in accounting principle	46,797	47,245	31,824	47,286	34,964
Cumulative effect of accounting change, net of tax(5)	—	—	—	—	(2,603)
Net income	$46,797	$47,245	$31,824	$47,286	$32,361
Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$2.33	$2.09	$1.29	$1.57	$1.18
Cumulative effect of accounting change, net of tax(5)	—	—	—	—	(.09)
Basic earnings per common share	$2.33	$2.09	$1.29	$1.57	$1.09
Earnings per common share - assuming dilution:
Income before cumulative effect of a change in accounting principle	$2.31	$2.08	$1.28	$1.52	$1.15
Cumulative effect of accounting change, net of tax(5)	—	—	—	—	(.09)
Earnings per common share - assuming dilution	$2.31	$2.08	$1.28	$1.52	$1.06
Basic weighted average shares outstanding	20,068	22,600	24,703	30,195	29,537
Diluted weighted average shares outstanding	20,300	22,753	24,907	31,080	30,455

Balance Sheet Data
Total assets	$365,469	$387,439	$395,658	$372,051	$319,724
Total debt	140,085	105,310	146,607	6,233	8,420
Stockholders’ equity	121,947	195,632	166,321	292,133	254,170

(1)          We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year.  All fiscal years presented consisted of 52 weeks, except the 2000 fiscal year, which consisted of 53 weeks.

(2)          We purchased Perfect Pizza in November 1999 (see Business – Development).

(3)          Prior year commissary sales have been restated to conform to the current year presentation.

(4)          Operating income for 2000 includes special charges of $20.9 million as well as a provision for uncollectible notes receivable of $4.2 million.  Operating income for 1999 includes special charges of $6.1 million.  See “Note 7” of Notes to Consolidated Financial Statements.

(5)          Reflects the cumulative effect on income and earnings per share of a change in accounting principle, net of tax, as required by Statement of Position 98-5 “Reporting the Costs of Start-Up Activities”.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985 with the opening of the first Papa John’s restaurant in Jeffersonville, Indiana. At December 29, 2002, there were 2,792 Papa John’s restaurants in operation, consisting of 594 Company-owned and 2,198 franchised, and 144 franchised Perfect Pizza restaurants in the United Kingdom. Our revenues are principally derived from retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in their operations.

New unit openings in 2002 were 115 as compared to 210 in 2001. Several factors impacted this reduction in unit openings, including the competitive sales environment, operating margin pressures due to increased wages, insurance and other costs and the overall economic environment including franchisees’ access to capital. The rate of future unit expansion will also be impacted by these and other factors. Unit closings in 2002 were 101 as compared to 105 in 2001. The closings in 2002 and 2001 were due to many of the same factors impacting unit openings and the rate of future closings will also be impacted by these and other factors.

We believe our strategy has allowed us to continue to enjoy strong average sales from our Company-owned restaurants even with a very competitive market environment. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies.  Average sales for our most recent quarter’s comparable base restaurants increased to $747,000 for 2002 (52-week year), from $739,000 for 2001 (52-week year), as compared to $782,000 for 2000 (53-week year).  Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position.

The comparable annual sales for Company-owned restaurants increased 0.2% in 2002, decreased 2.9% in 2001 and increased 3.0% in 2000.  The relatively flat comparable sales in 2002 and the decrease in comparable sales during 2001 is the result of an increased competitive market. The decrease in 2001 also reflects our decision to decrease our advertising expenditures as we concentrated on improving restaurant operations.

We continually strive to obtain high-quality sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe that these factors improve our image and brand awareness. The average cash investment for the 10 domestic Company-owned restaurants opened during 2002, exclusive of land, decreased to approximately $250,000 from $273,000 for the 20 units opened in 2001. We expect the average cash investment for restaurants opening in 2003 to be approximately $260,000.

Approximately 48% of our revenues for 2002, 47% for 2001 and 45% for 2000 were derived from the sale to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services and information systems equipment and software and related services by us, our commissary subsidiary, PJ Food Service, Inc., our support services subsidiary, Papa John’s Support Services, Inc., our insurance subsidiaries, RSC Insurance Services, Ltd. and Risk Services Corp. and our United Kingdom subsidiary, Papa John’s UK. We believe that, in addition to supporting both Company and franchised growth, these subsidiaries contribute to product quality and consistency and restaurant profitability throughout the Papa John’s system.

Our fiscal year ends on the last Sunday in December of each year.  All fiscal years presented consist of 52 weeks, except for the 2000 fiscal year, which consists of 53 weeks.

Restaurant Initiatives

We have developed and implemented certain quality initiatives, intended to better evaluate and monitor the quality and consistency of the customer experience, which we believe will help us deliver on the “Better Ingredients.  Better Pizza.” promise.  The costs of these initiatives were approximately $1.1 million in 2002 and are expected to be approximately $2.0 million in 2003 on a fully implemented basis.

In August 2002, we implemented an across-the-board increase in base pay for restaurant general managers and assistant managers in an effort to attract and retain the desired quality of individuals to these critical positions.  The cost of these increases was approximately $1.4 million in 2002 and is expected to be approximately $3.2 million in 2003 on a full-year basis.

In January 2003, we realigned field operations management by combining the area supervisor and district manager positions into a director of operations position. A director of operations is responsible for seven restaurants on average, thus providing higher-quality direct support to our general managers and their teams.

The cost savings from the field management realignment are being invested back into our restaurants in the form of increased staffing and greater bonus opportunities for general managers and their assistants.  From a financial reporting perspective, this will result in a shift in reported expenses from the general and administrative expense category to the restaurant salaries and benefits expense category in the consolidated income statement.  The 2003 full year impact of this shift is expected to approximate $4.5 million, representing a 0.5% decrease in general and administrative costs as a percentage of total consolidated revenues and a 1.0% increase in restaurant salaries and benefits as a percentage of restaurant sales, each compared to the 2002 actual results.

Management believes these initiatives are beginning to produce improvements in product and service quality and consistency at our restaurants. Additionally, turnover in the key restaurant management positions has been reduced since the August 2002 base pay increase, further improving operations’ ability to deliver a consistently high-quality customer experience. Given the extremely competitive sales environment and generally sluggish economy, management is unable to predict when meaningful improvement in restaurant sales and other financial results attributable to these restaurant initiatives will occur.

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

Substantially all revenues are derived from the retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights and sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services and information and related services used in their operations. We recognize franchise fees when a franchised restaurant begins operation, at which time we have performed our obligations related to such fees. Fees received pursuant to development agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized on a pro rata basis as the franchised restaurants subject to the development agreements begin operations. Both franchise and development fees are nonrefundable. Franchise royalties, which are based on a percentage of franchise restaurants’ sales, are recognized as earned. Domestic production and distribution revenues are comprised of food, equipment and supplies sales to franchised restaurants located in the United States and are recognized as revenue upon shipment of the related products to the franchisees. Information services, including software maintenance fees, help desk fees, customer opportunity desk fees and on-line ordering fees are recognized as revenue as the related services are provided. Insurance premiums and commissions are recognized as revenue over the term of the policy period. International revenues are comprised of restaurant sales, royalties and fees received from foreign franchisees and the sale and distribution of food to foreign franchisees, and are recognized consistently with the policies applied for revenues generated in the United States.

We establish reserves for uncollectible accounts and notes receivable based on overall receivable aging levels and a specific evaluation of accounts and notes for franchisees with known financial difficulties.

The recoverability of long-lived and intangible assets (i.e., goodwill) is evaluated annually or more frequently if an impairment indicator exists.  We consider several indicators in assessing if impairment has occurred, including historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate long-lived assets on an operating unit basis (e.g. an individual restaurant) whether impairment exists on the basis of undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. If impairment indicators exist for goodwill, impairment is evaluated on a reporting unit basis using criteria similar to that of long-lived assets. Recorded values that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or net realizable value for assets held for sale. If these estimates or their related assumptions change in the future, we may be required to record initial or increased impairment charges for these assets.

Our insurance programs for workers compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees, and the captive insurance program provided to our franchisees are self-insured up to certain individual and aggregate reinsurance levels. Claims in excess of self-insurance levels are fully insured. Losses are accrued based upon estimates of the aggregate retained liability for claims incurred using certain actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends.

Accounting Changes

SFAS No. 142

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. With the adoption of SFAS No. 142, companies no longer amortize goodwill and intangible assets with indefinite useful lives. Instead, goodwill and intangible assets with indefinite useful lives are subject to an annual review for impairment. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment.

As of December 29, 2002 and December 30, 2001, our consolidated balance sheets included $48.8 million and $48.3 million of goodwill, net of accumulated amortization of $7.9 million and $8.2 million, respectively. The adoption of SFAS No. 142 resulted in a reduction of approximately $2.8 million in amortization expense beginning in 2002. Proforma earnings per common share, assuming dilution, for 2001 under the provisions of SFAS No. 142 were $2.15. The impairment review performed by the Company at the beginning of fiscal 2002 and as of December 29, 2002, in accordance with the provisions of SFAS No. 142, had no impact on the consolidated financial statements. See “Note 5” of “Notes to Consolidated Financial Statements” for additional information.

SFAS No. 144

In 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for the Company in fiscal year 2002. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 required one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadened the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 did not have a significant impact on our results of operations or our consolidated financial statement presentation in 2002. See “Note 6” of “Notes to Consolidated Financial Statements” for additional information.

SFAS No. 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for the Company in fiscal 2003. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition date of a liability for costs associated with an exit or disposal activity. Under SFAS No. 146, companies will be required to recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred instead of at the date of a company’s commitment to an exit plan as once permitted under EITF 94-3. Costs addressed by SFAS No. 146 include: one-time termination benefits provided to employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease, costs to consolidate or close facilities, and costs to relocate employees. We do not expect the adoption of SFAS No. 146 to have a significant impact on our results of operations or our consolidated financial statement disclosures.

SFAS No. 148

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123, (SFAS No. 123), effective for the Company in fiscal 2003. The only pertinent changes to the Company, as provided by SFAS No. 148, are the required disclosures regarding the method used by a company in accounting for stock-based employee compensation and the effect of the method on reported results in both interim and annual financial statements. The Company adopted the required disclosures in fiscal 2002.

SFAS No. 123

Effective at the beginning of fiscal 2002, we elected to expense the cost of employee stock options in accordance with the fair value method contained in SFAS No. 123. Under SFAS No. 123, the fair value for options is estimated at the date of grant using a Black-Scholes option pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. The election was effective as of the beginning of fiscal 2002 and applies to all stock options issued after the effective date. The compensation expense recognized in 2002 due to the adoption of SFAS No. 123 was minimal.

Prior to 2002, we followed Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for our employee stock options. Under APB No. 25, no compensation expense is recognized provided the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had we followed SFAS No. 123 in prior years by recording the fair value of options at the date of grant as a compensation expense over the vesting period, earnings per share would have been reduced by $0.03 in 2002, $0.04 in 2001 and $0.24 in 2000. See “Note 18” of “Notes to Consolidated Financial Statements” for additional information.

Interpretation No. 46 of Accounting Research Bulletin No. 51

In January 2003, the FASB issued Interpretation No. 46 of Accounting Research Bulletin No. 51, Consolidated Financial Statements, that addresses the potential consolidation of Variable Interest Entities (VIE’s). This interpretation would be applied to existing VIE’s as of the beginning of the first interim period subsequent to June 15, 2003 and would apply immediately to VIE’s created after January 31, 2003.

We have a purchasing arrangement with a third-party entity, BIBP Commodities, Inc. (“BIBP”), formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (Company-owned and franchised) at a set quarterly price. The purchase of cheese by PJFS from BIBP is not guaranteed. PJFS purchased $147.7 million, $154.1 million and $136.6 million of cheese during 2002, 2001 and 2000, respectively, from BIBP.

BIBP has a $15 million line of credit with a commercial bank. The $15 million line of credit is not guaranteed by Papa John’s. Papa John’s has a commitment to lend up to $2.6 million to BIBP if the $15 million line of credit is fully utilized. BIBP did not have any outstanding borrowings under either credit facility at December 29, 2002 or December 30, 2001.

Gains or losses incurred by BIBP, due to differences in the actual market price of cheese purchased and the established quarterly sales price, are factors used to determine the price for subsequent quarters. Had BIBP not been in existence and PJFS had therefore been required to purchase cheese at actual market prices, our consolidated net income would have increased by approximately $3.0 million in 2002, decreased by approximately $1.6 million in 2001 and increased by approximately $1.2 million in 2000.

The following are summarized financial statements of BIBP:

Summarized Statements of Operations (in thousands):

	2002	2001	2000

Sales to PJFS	$147,685	$154,058	$136,584
Cost of sales	(128,718)	(163,824)	(129,031)
Administrative expense	(118)	(102)	(77)
Investment income (expense)	35	(160)	310
Income (loss) before income taxes	18,884	(10,028)	7,786
Income tax (expense) benefit	(7,270)	3,861	(2,998)
Net income	$11,614	$(6,167)	$4,788

Summarized Balance Sheets (in thousands):

	2002	2001

Cash and cash equivalents	$16,442	$1,356
Other current assets	4,454	7,787
Total assets	$20,896	$9,143

Current liabilities	$10,239	$10,055
Stockholders’ equity (deficit)	10,657	(912)
Total liabilities and stockholders’ equity (deficit)	$20,896	$9,143

We are currently reviewing Interpretation No. 46 and the organizational structure of BIBP to determine the impact, if any, on our consolidated financial statements.

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated.

	Year Ended
	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000

Income Statement Data:
Domestic revenues:
Restaurant sales	45.4%	45.7%	48.1%
Franchise royalties	5.4	5.2	5.0
Franchise and development fees	0.2	0.3	0.6
Commissary sales	40.3	40.1	37.4
Equipment and other sales	5.3	5.4	5.6
International revenues:
Royalties and franchise and development fees	0.6	0.6	0.6
Restaurant and commissary sales	2.8	2.7	2.7
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic restaurant cost of sales(1)	23.0	24.8	24.4
Domestic restaurant operating expenses(1)	56.1	56.6	56.4
Domestic commissary, equipment and other expenses(2)	90.1	89.9	89.8
International operating expenses(3)	83.8	83.6	84.9
General and administrative expenses	7.7	7.1	7.6
Special charges(4)	—	—	2.2
Provision for uncollectible notes receivable(5)	0.3	0.1	0.4
Pre-opening and other general expenses	0.8	0.4	0.2
Depreciation and amortization	3.4	3.6	3.6
Total costs and expenses	91.4	91.5	94.0
Operating income	8.6	8.5	6.0
Net interest	(0.7)	(0.7)	(0.6)
Income before income taxes	7.9	7.8	5.4
Income tax expense	3.0	3.0	2.0
Net income	4.9%	4.8%	3.4%

	Year Ended
	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000

Restaurant Data:
Percentage increase (decrease) in comparable Company-owned restaurant sales(6)	0.2%	(2.9)%	3.0%
Number of Company-owned restaurants included in the respective year’s most recent quarter’s comparable restaurant base	562	573	534
Average sales for Company-owned restaurants included in the year’s most recent comparable restaurant base(7)	$747,000	$739,000	$782,000

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	601	631	573
Opened	10	20	42
Closed	(19)	(17)	(2)
Acquired from franchisees	3	16	25
Sold to franchisees	(10)	(49)	(7)
End of period	585	601	631
International Company-owned:
Beginning of period	10	10	—
Opened	—	—	2
Converted(8)	3	—	8
Sold to franchisees	(4)	—	—
End of period	9	10	10
U.S. franchised:
Beginning of period	1,988	1,902	1,681
Opened	76	139	271
Closed	(71)	(72)	(32)
Acquired from Company	10	49	7
Sold to Company	(3)	(16)	(25)
Reclassification(9)	—	(14)	—
End of period	2,000	1,988	1,902
International franchised:
Beginning of period	130	69	26
Opened	27	48	43
Closed	(5)	(8)	—
Converted(8)	42	7	—
Acquired from Company	4	—	—
Reclassification(9)	—	14	—
End of period	198	130	69
Total restaurants – end of period	2,792	2,729	2,612

	Year Ended
	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000

Perfect Pizza Restaurant Progression:
Company-owned
Beginning of period	3	3	12
Opened	—	1	—
Closed	—	—	(1)
Acquired from franchisees	—	—	1
Sold to franchisees	—	(1)	(1)
Converted (8)	(3)	—	(8)
End of period	—	3	3
Franchised
Beginning of period	190	202	194
Opened	2	2	11
Closed	(6)	(8)	(3)
Acquired from company	—	1	1
Sold to company	—	—	(1)
Converted (8)	(42)	(7)	—
End of period	144	190	202
Total restaurants - end of period	144	193	205

(1)                      As a percentage of Domestic Restaurant sales.

(2)                      As a percentage of Domestic Commissary sales and Equipment and other sales on a combined basis.

(3)                      As a percentage of International Restaurant and commissary sales.

(4)                      See “Note 7” of “Notes to Consolidated Financial Statements.”

(5)                      See “Note 10” of “Notes to Consolidated Financial Statements.”

(6)                      Includes only Company-owned restaurants open throughout the periods being compared.

(7)                      Year 2002 and 2001 are 52-week years and 2000 is based on a 53-week year.

(8)                      Represents Perfect Pizza restaurants converted to Papa John’s restaurants.

(9)                      Represents the reclassification of 11 Hawaii units and three Alaska units opened prior to 2001 from domestic franchising to international franchising. Effective January 1, 2001, for restaurant unit purposes, “domestic” operations includes only those units located in the contiguous United States.

2002 Compared to 2001

Revenues. Total revenues decreased 3.0% to $946.2 million in 2002, from $975.1 million in 2001.

Domestic Company-owned restaurant sales decreased 3.6% to $429.8 million in 2002, from $445.8 million in 2001. This decrease was primarily due to a 6.2% decrease in the number of equivalent Company-owned units open in 2002 as compared to 2001 as a result of the sale or closure of Company-owned units (the divested restaurants having lower than average sales). This decrease is partially offset by a 0.2% increase in comparable sales for the 2002 period. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

Domestic franchise sales increased 1.4% to $1.32 billion in 2002, from $1.30 billion in 2001. This increase primarily resulted from a 2.6% increase in the number of equivalent franchised domestic restaurants open in 2002 compared to 2001, partially offset by a 1.8% comparable sales decrease in 2002. Domestic franchise royalties increased 1.2% to $51.4 million in 2002, from $50.8 million in 2001, due to the increase in domestic franchise sales noted above.

The comparable sales base and average weekly sales for 2002 and 2001 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Year Ended December 29, 2002		Year Ended December 30, 2001
	Company	Franchise	Company	Franchise

Total domestic units (end of year)	585	2,000	601	1,988
Equivalent units	581	1,982	619	1,931
Comparable sales base units	550	1,764	551	1,559
Comparable sales base percentage	94.8%	89.0%	89.0%	80.7%
Average weekly sales - comparable units	$14,409	$13,122	$14,296	$13,554
Average weekly sales - other units	$11,100	$10,238	$10,198	$10,456
Average weekly sales - all units	$14,236	$12,805	$13,844	$12,957

Domestic franchise and development fees, including amounts recognized upon development cancellation, were $1.7 million for 2002 compared to $2.9 million for 2001 as there were 76 domestic franchise unit openings in 2002 as compared to 139 in 2001.

Domestic commissary, equipment and other sales decreased 2.8% to $431.3 million in 2002, from $443.6 million in 2001, primarily due to lower commissary sales from lower volumes and reduced prices charged for certain commodities such as boxes and meats. In addition, there were lower equipment sales as a result of fewer unit openings in 2002 as compared to 2001, partially offset by an increase in our print and insurance services operations.

International revenues consist of the Papa John’s UK operations which are denominated in British Pounds Sterling and converted to U.S. dollars (93.0% of total 2002 international revenues) and combined revenues from operations in eight other international markets denominated in U.S. dollars. Total international revenues were substantially flat in 2002 at $32.0 million as lower Company-owned restaurant and commissary sales and development fees were offset by higher royalties due to an increased number of international franchise units in 2002 as compared to 2001. Additionally, there was a $1.3 million increase in revenues from the exchange rate difference in 2002 as compared to 2001.

Costs and Expenses.  The restaurant-operating margin for domestic Company-owned units was 20.9% in 2002 compared to 18.6% in 2001, consisting of the following differences:

•      Cost of sales was 1.8% lower in 2002 due to lower prices for certain commodities such as boxes and meats and a higher average sales price point.

•      Salaries and benefits were 0.2% lower in 2002 due to the higher average sales price point, partially offset by the impact of the across-the-board increase in base pay for general managers and assistant managers implemented during the third quarter of 2002, and other general compensation increases.

•      Advertising and related costs were 0.4% ($513,000) higher in 2002 as compared to 2001.

•      Occupancy costs were 0.2% lower in 2002 due primarily to lower utilities.

•      Other operating expenses were 0.5% lower in 2002 primarily due to improved controls over mileage reimbursement and lower training costs, partially offset by an increase in workers compensation insurance costs.

Domestic commissary, equipment and other margin was 9.9% for 2002 compared to 10.1% in 2001. Cost of sales was 71.7% of revenues in 2002 compared to 73.0% in 2001 primarily due to a decrease in lower margin equipment sales and an increase in sales of higher margin insurance-related services to franchisees. Salaries and benefits and other operating costs increased to 18.4% in 2002 from 16.9% in 2001, primarily as a result of lower sales by commissaries (certain operating costs are fixed in nature), and expanded insurance-related services provided to franchisees.

International operating margin decreased to 16.2% in 2002 from 16.4% in 2001 due primarily to increased food and operating costs associated with the United Kingdom commissary operation.

General and administrative expenses were $72.4 million or 7.7% of revenues in 2002 as compared to $69.5 million or 7.1% of revenues in 2001. The primary components of the $2.9 million increase were $3.6 million of additional corporate and restaurant management bonuses and $1.1 million of costs related to the development of certain quality initiatives, intended to better evaluate and monitor the quality and consistency of the customer experience, partially offset by savings in salaries and travel cost.

A provision for uncollectible notes receivable of $2.8 million was recorded for 2002 based on our evaluation of our franchise loan portfolio. The provision for uncollectible notes receivable was $537,000 in 2001.

Pre-opening and other general expenses were $7.1 million for 2002 compared to $3.5 million in 2001.  The 2002 amount includes $156,000 of pre-opening costs, $590,000 of relocation costs, $3.2 million of disposition and valuation losses for restaurants and other assets, $900,000 of estimated costs related to the refurbishment program for our heated delivery bag system and $1.7 million of losses related to a terminated vendor relationship. The vendor was obligated to repay certain funds advanced by us upon obtaining outside bank financing in the fourth quarter of 2002. The vendor was not able to obtain such financing by the required date and, accordingly, we terminated the relationship and reserved amounts advanced based upon an evaluation of their collectibility.  The 2001 amount includes pre-opening costs of $246,000, relocation costs of $906,000 and net losses on impairment and disposition-related costs of $1.1 million. The 2001 amount also includes costs related to certain franchisee support initiatives.

As noted above, we incurred approximately $900,000 of costs during 2002 in connection with a refurbishment plan developed by the supplier of our heated delivery bag system, expected to reduce the failure rate of such systems currently in use at substantially all domestic Company-owned restaurants and approximately 1,200 domestic franchised restaurants. At December 29, 2002, we held delivery bag system inventory valued at approximately $3.0 million for resale to franchised restaurants or installation in Company-owned restaurants, and also had approximately $450,000 of outstanding accounts receivable related to the sale of delivery bag systems to franchisees.  Through year-end, approximately 80% of the deployed heated delivery bag system units had been refurbished under the plan, and the failure rate for those refurbished units has met thresholds of acceptability established by the Company.  Accordingly, we do not expect additional losses related to the heated delivery bag system, including the realization of inventory values or collection of receivables related thereto.

Depreciation and amortization was $31.7 million (3.4% of revenues) in 2002 compared to $35.2 million (3.6% of revenues) in 2001, including goodwill amortization of $2.8 million for 2001. There is no goodwill amortization in 2002 with the adoption of SFAS No. 142. On a pro forma basis, depreciation and amortization for the year ended 2001 would have been $32.4 million (3.3% of revenues) had SFAS No. 142 been adopted at that time. See “Note 5” of the “Notes to Consolidated Financial Statements” for additional information.

Net Interest.  Net interest expense was $6.6 million in 2002 compared to $6.9 million in 2001 primarily due to lower effective interest rates in 2002, which were partially offset by reduced franchise notes receivable in 2002.

Income Tax Expense. The effective income tax rate was 37.5% in 2002 compared to 37.7% in 2001.

Operating Income and Earnings per Common Share.  Operating income in 2002 was $81.4 million, or 8.6% of total revenues, compared to $82.8 million, or 8.5% of total revenues in 2001.

Diluted earnings per share were $2.31 in 2002 compared to $2.08 in 2001. On a pro forma basis, assuming the adoption of SFAS No. 142 in 2001, operating income would have been $85.6 million, or 8.8% of total revenues, and diluted earnings per share would have been $2.15 in 2001. The decrease in 2002 operating income as a percentage of sales as compared to the pro forma 2001 percentage is primarily due to increased general and administrative and pre-opening and other general expenses, partially offset by an increased restaurant operating margin.

In December 1999, we began a repurchase program for our common stock. Through December 29, 2002, an aggregate of $345.7 million had been repurchased (representing 13.4 million shares, or approximately 43.9% of shares outstanding at the time the repurchase program was initiated, at an average price of $25.87 per share). The repurchase of our common shares resulted in an increase in diluted earnings per share of approximately $0.15 in 2002 as compared to 2001.

2001 Compared to 2000

Revenues. Total revenues increased 2.7% to $975.1 million in 2001, from $949.5 million in 2000.

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

The comparable sales base and average weekly sales for 2001 and 2000 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Year Ended December 30, 2001		Year Ended December 31, 2000
	Company	Franchise	Company	Franchise

Total domestic units (end of year)	601	1,988	631	1,902
Equivalent units	619	1,931	596	1,764
Comparable sales base units	551	1,559	498	1,281
Comparable sales base percentage	89.0%	80.7%	83.6%	72.6%
Average weekly sales - comparable units	$14,296	$13,554	$14,917	$13,836
Average weekly sales - other units	$10,198	$10,456	$12,167	$10,670
Average weekly sales - all units	$13,844	$12,957	$14,466	$12,969

Domestic franchise and development fees were $2.9 million for 2001 compared to $5.6 million for 2000 due primarily to 139 domestic franchise unit openings in 2001 as compared to 271 in 2000.

Domestic commissary, equipment and other sales increased 8.4% to $443.6 million in 2001, from $409.3 million in 2000, resulting primarily from the increase in domestic franchise sales as previously noted, as well as an increase in the prices of cheese and certain other commodities.

International revenues consist of the Papa John’s UK operations (90.5% of total 2001 international revenues), and combined revenues from operations in eight other international markets. Total international revenues increased 3.4% to $31.9 million in 2001 compared to $30.8 million in 2000 (8.9% prior to the unfavorable impact of exchange rates) due primarily to an increase in the number of equivalent international franchise units open in 2001 compared to the 2000 period.

Costs and Expenses.  The restaurant-operating margin for domestic Company-owned units was 18.6% in 2001 compared to 19.2% in 2000, consisting of the following differences:

•      Cost of sales was 0.4% higher in 2001 due primarily to higher cheese costs. The cost of cheese, representing approximately 35% to 40% of food cost, and other commodities are subject to significant price fluctuations caused by weather, availability, demand and other factors. Most of the factors affecting the cost of cheese are beyond our control (see “Item 1. Business - Quality Control Centers: Strategic Supply Chain Management” and “Note 3” of “Notes to Consolidated Financial Statements”).

•      Salaries and benefits were 1.5% higher in 2001 due primarily to increased wage rates.

•      Advertising and related costs were 1.2% lower ($6.4 million) in 2001 due to overall spending reductions given the economic environment.

•      Occupancy costs were 0.6% higher in 2001 due primarily to increased utility and rent costs.

•      Other operating expenses were 0.7% lower in 2001 primarily due to improved controls in mileage reimbursement and bad debt expense.

Domestic commissary, equipment and other margin was 10.1% in 2001 compared to 10.2% in 2000. Cost of sales decreased to 73.0% in 2001 compared to 74.3% in 2000, primarily resulting from operational improvements and the impact of increased revenues from expanded insurance and other services provided in 2001 with no corresponding cost of sales. Salaries and benefits and other operating costs as a percentage of sales increased to 16.9% in 2001 from 15.5% in 2000 primarily as a result of the costs related to expanded insurance and other services provided to franchisees in 2001.

International operating margin increased to 16.4% in 2001 from 15.1% in 2000 with the improvement primarily in Company-owned restaurant operations in the United Kingdom.

General and administrative expenses decreased to 7.1% of revenues for 2001 compared to 7.6% of revenues in 2000. The decrease reflects our efforts to control costs primarily through organizational efficiencies resulting from our management restructuring in 2001.

The special charges of $20.9 million incurred in 2000 related principally to the impairment or closing of certain restaurants, impairment of certain technology assets, closing of field offices and related severance as well as advertising litigation expense (see “Note 7” of the “Notes to Consolidated Financial Statements”). The special charges resulted in a write-down of asset carrying value of $16.0 million and the establishment of accrued liabilities for cash payments of $4.9 million, including $1.0 million of litigation costs associated with the “Better Ingredients. Better Pizza” lawsuit with Pizza Hut.

The impairment of the restaurant and other corporate assets in 2000 reduced depreciation and amortization in 2001 approximately $2.1 million as compared to 2000. The closing of the 20 field offices and the severance and exit costs reduced salaries and operating expenses approximately $900,000 in 2001 as compared to 2000.

The provision for uncollectible notes receivable was $537,000 in 2001 compared to $4.2 million in 2000. Substantially all of the reserve at December 31, 2000 related to notes receivable with a related party franchisee, which was written off during 2001 without any additional impact on earnings.

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

Operating Income and Earnings per Common Share.  Operating income in 2001 was $82.8 million, or 8.5% of total revenues, compared to $57.4 million, or 6.0% of total revenues in 2000. The increase in 2001 operating income as a percentage of sales was principally due to the impact of the special charges recorded in 2000 ($20.9 million), a decrease in the provision for uncollectible notes receivable ($3.7 million), and a decrease in general and administrative expenses ($2.9 million). These increases in operating income were partially offset by a decrease in restaurant operating margin.

Diluted earnings per share were $2.08 in 2001 compared to $1.28 in 2000. In December 1999, we began a repurchase program for our common stock. Through December 30, 2001, an aggregate of $217.3 million had been repurchased (representing 8.9 million shares, or approximately 29.1% of shares outstanding at the time the repurchase program was initiated, at an average price of $24.54 per share). The repurchase of our common shares resulted in an increase in diluted earnings per share of approximately $0.11 in 2001 as compared to 2000.

Liquidity and Capital Resources

Cash flow from operations was relatively consistent at $95.6 million in 2002 compared to $96.4 million in 2001, as unfavorable changes in inventory levels, due primarily to heated delivery bags, and deferred income taxes were substantially offset by favorable changes in accrued expenses, due primarily to insurance claims reserves, and other components of working capital.

Cash flow from operations for 2001 increased to $96.4 million from $76.7 million in 2000 due primarily to changes in deferred income taxes and other working capital, principally a reduction in inventory levels.

In January 2003, we entered into an agreement to extend our revolving line of credit facility (“New Line of Credit”). The New Line of Credit allows us to borrow up to $175.0 million with an expiration date in January 2006. Outstanding balances for the New Line of Credit accrue interest at 62.5 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. The commitment fee on the unused balance ranges from 15.0 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).

We require capital primarily for the development, acquisition and maintenance of restaurants, new or replacement QC Centers and Support Services facilities, the enhancement of corporate systems and facilities and the funding of franchisee loans. Additionally, we began a common stock repurchase program in December 1999. During 2002, common stock repurchases of $128.4 million and capital expenditures of $18.8 million were primarily funded by cash flow from operations, net proceeds from the revolving line of credit facility, net loan repayments from franchisees, proceeds from stock option exercises and available cash and cash equivalents.

Total 2003 capital expenditures are expected to be approximately $25.0 million to $30.0 million, about one-half of which is for the development, relocation or remodeling of restaurants, including routine replacement of worn equipment, and about one-half of which is for QC Centers, Support Services and corporate requirements. During 2003, we plan to open approximately 10 new domestic Company-owned restaurants.

As of December 29, 2002, we had loans to franchisees of $14.1 million, net of allowance for doubtful accounts of $4.4 million. We do not have any additional loan funding commitments related to existing franchisee loans at December 29, 2002. We do not plan to extend loans to franchisees in the future.

The Board of Directors has authorized up to $375.0 million for the share repurchase program through December 28, 2003. At December 29, 2002, a total of 13.4 million shares have been repurchased for $345.7 million at an average price of $25.87 per share since the repurchase program started in 1999 (approximately 4.5 million shares in 2002, 1.2 million shares in 2001, 6.4 million shares in 2000 and 1.3 million shares in 1999). Subsequent to year-end (through March 14, 2003), we acquired an additional 150,000 shares at an aggregate cost of $4.1 million. As of March 14, 2003, approximately $25.2 million of common stock remains available for repurchase under this authorization.

We expect to fund the planned capital expenditures and any additional share repurchases for the next twelve months from operating cash flow and any remaining availability under our New Line of Credit, reduced for outstanding letters of credit of $9.6 million.  Our debt, which is primarily due to the share repurchase program, was $140.1 million at December 29, 2002, compared to $105.3 million at December 30, 2001.

Through December 2002, we have earned approximately $8.3 million ($1.2 million in 2002, $1.1 million in 2001 and $6.0 million in previous years) of an expected $13.0 million in incentives under the Kentucky Jobs Development Act in connection with the relocation of the corporate offices. We expect to earn the remaining $4.7 million of such incentives through 2007.

Contractual obligations and payments as of December 29, 2002 due by year (reflecting the January 2003 New Line of Credit terms) are as follows (in thousands):

	Payments Due by Period
	Less than			After
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total
Contractual Obligations:

Long-term debt	$235	$250	$—	$—	$485
Revolving line of credit(1)	—	—	139,600	—	139,600
Total debt	235	250	139,600	—	140,085
Operating leases	21,622	35,459	21,473	22,598	101,152
Total contractual obligations	$21,857	$35,709	$161,073	$22,598	$241,237

(1)    Excludes a fair value adjustment of $8.1 million included in other long-term liabilities in the consolidated balance sheet related to our interest rate collar and swap that hedge against the effects of rising interest rates on forecasted future borrowings.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than			After
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total
Other Commercial Commitments:

Standby letters of credit	$9,568	$—	$—	$—	$9,568

See “Notes 8, 11 and 15” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

Impact of Inflation

We do not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly commodities, labor, benefits, utilities and fuel, could have a significant impact on us.

Forward-Looking Statements

Certain information contained in this annual report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the selection and availability of suitable restaurant locations; increases in commodities, labor and insurance costs; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; higher than anticipated construction costs; the hiring, training and retention of management and other personnel; changes in pricing or other marketing or promotional strategies of one or more of our major competitors; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; and federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. These factors might be especially harmful to the financial viability of franchisees in under-penetrated or emerging markets, possibly leading to greater unit closings than anticipated. Our domestic and international operations could be negatively impacted by significant changes in international economic and political conditions. In addition, our international operations are subject to additional factors, including currency regulations and fluctuations; differing cultures and consumer preferences; diverse government regulations and structures; availability and cost of land and construction; ability to source high quality ingredients and other commodities in a cost-effective manner; differing interpretation of the obligations established in franchise agreements with international franchisees; and the successful conversion of Perfect Pizza restaurants to Papa John’s restaurants.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our debt at December 29, 2002 is principally comprised of a $139.6 million outstanding principal balance on the $200.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50 to 87.5 basis point spread, tiered based upon debt and cash flow levels. The interest rate on the revolving line of credit was 2.04% as of December 29, 2002. In March 2000, we entered into a $100.0 million interest rate collar, which was effective until March 2003. The collar established a 6.36% floor and a 9.50% ceiling on the LIBOR base rate on a no-fee basis. As a result of the collar, the effective interest rate on the line of credit was 5.58% as of December 29, 2002. An increase in the interest rate of 100 basis points on the debt balance outstanding as of December 29, 2002, as mitigated by the interest rate collar based on present interest rates, would increase interest expense approximately $396,000 annually.

During 2001, we entered into an interest rate swap agreement that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006. Accordingly, in connection with the expiration of the interest rate collar and initiation of the interest rate swap in March 2003, interest expense on the first $100 million of outstanding debt will decrease approximately $1.0 million on an annualized basis. Additionally, in March 2003, an increase in the interest rate of 100 basis points, as mitigated by the interest rate swap, would have the same impact on interest expense as that noted in connection with the interest rate collar as of December 29, 2002, assuming similar debt balances.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on the Company.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have a purchasing arrangement with a third-party entity (BIBP) formed at the direction of our Franchise

Advisory Council for the sole purpose of reducing cheese price volatility. Under this arrangement, we are able to purchase cheese at a fixed price per pound throughout a given quarter, based in part on historical average cheese prices. Gains and losses incurred by the selling entity are used as a factor in determining adjustments to the selling price over time. As a result, for any given quarter, the established price paid by the Company may be less than or greater than the prevailing average market price. Over the long term, we expect to purchase cheese at a price approximating the actual average market price, with less short-term volatility. The average quarterly block market price and the equivalent block market price paid by Papa John’s by quarter for 2002, 2001 and 2000 are as follows:

	Block Market Price			Price Paid by Papa John’s
	2002	2001	2000	2002	2001	2000

Quarter 1	$1.254	$1.192	$1.125	$1.403	$1.086	$1.262
Quarter 2	1.205	1.536	1.113	1.323	1.102	1.240
Quarter 3	1.129	1.697	1.255	1.450	1.497	1.312
Quarter 4	1.155	1.323	1.099	1.290	1.749	1.151
Full Year	$1.186	$1.437	$1.148	$1.367	$1.359	$1.241

See “Note 3” of “Notes to Consolidated Financial Statements” for further information.

We do not generally make use of financial instruments to hedge commodity prices, in part because of the purchasing arrangement with BIBP.

Item 8.  Financial Statements and Supplementary Data

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Domestic revenues:
Restaurant sales	$429,813	$445,849	$456,637
Franchise royalties	51,386	50,768	47,145
Franchise and development fees	1,734	2,927	5,559
Commissary sales	381,217	390,889	356,101
Equipment and other sales	50,055	52,730	53,233
International revenues:
Royalties and franchise and development fees	5,846	5,895	5,302
Restaurant and commissary sales	26,168	26,014	25,546
Total revenues	946,219	975,072	949,523
Costs and expenses:
Domestic restaurant expenses:
Cost of sales	98,717	110,632	111,609
Salaries and benefits	125,473	130,882	127,318
Advertising and related costs	35,810	35,297	41,729
Occupancy costs	23,571	25,326	23,248
Other operating expenses	56,517	60,721	65,074
	340,088	362,858	368,978
Domestic commissary, equipment and other expenses:
Cost of sales	309,021	323,954	304,338
Salaries and benefits	29,823	30,124	27,682
Other operating expenses	49,831	44,893	35,582
	388,675	398,971	367,602
International operating expenses	21,918	21,739	21,700
General and administrative expenses	72,403	69,487	72,402
Special charges	—	—	20,922
Provision for uncollectible notes receivable	2,838	537	4,200
Pre-opening and other general expenses	7,129	3,521	2,158
Depreciation and amortization	31,741	35,176	34,172
Total costs and expenses	864,792	892,289	892,134
Operating income	81,427	82,783	57,389
Investment income	1,126	1,958	1,943
Interest expense	(7,677)	(8,857)	(7,746)
Income before income taxes	74,876	75,884	51,586
Income tax expense	28,079	28,639	19,762
Net income	$46,797	$47,245	$31,824

Basic earnings per common share	$2.33	$2.09	$1.29
Earnings per common share - assuming dilution	$2.31	$2.08	$1.28

Basic weighted average shares outstanding	20,068	22,600	24,703
Diluted weighted average shares oustanding	20,300	22,753	24,907

Supplemental data:
Revenues - affiliates	$108,755	$114,616	$116,770
Other income - affiliates	264	660	920

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	December 29, 2002	December 30, 2001

Assets
Current assets:
Cash and cash equivalents	$9,499	$17,609
Accounts receivable (less allowance for doubtful accounts of $2,484 in 2002 and $1,434 in 2001)	14,487	18,891
Accounts receivable-affiliates	2,276	4,347
Inventories	16,341	12,659
Prepaid expenses and other current assets	10,955	8,986
Deferred income taxes	3,875	2,639
Total current assets	57,433	65,131
Investments	7,742	3,424
Net property and equipment	223,599	238,945
Notes receivable-franchisees (less allowance for doubtful accounts of $4,436 in 2002 and $469 in 2001)	13,787	16,913
Notes receivable-affiliates	335	661
Goodwill	48,756	48,274
Other assets	13,817	14,091
Total assets	$365,469	$387,439

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,579	$23,808
Income and other taxes	16,230	15,628
Accrued expenses	34,658	26,773
Current portion of debt	235	225
Total current liabilities	74,702	66,434
Unearned franchise and development fees	3,915	3,292
Long-term debt, net of current portion	139,850	105,085
Deferred income taxes	2,445	3,467
Other long-term liabilities	22,610	13,529

Stockholders’ equity:
Preferred stock ($.01 par value per share; authorized 5,000,000 shares, no shares issued)	—	—
Common stock ($.01 par value per share; authorized 50,000,000 shares, issued 31,438,342 in 2002 and 31,039,942 in 2001)	314	310
Additional paid-in capital	212,107	201,797
Accumulated other comprehensive loss	(5,314)	(2,934)
Retained earnings	260,358	213,561
Treasury stock (13,397,464 shares in 2002 and 8,892,473 shares in 2001, at cost)	(345,518)	(217,102)
Total stockholders’ equity	121,947	195,632
Total liabilities and stockholders’ equity	$365,469	$387,439

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 26, 1999	$305	$189,920	$(390)	$134,492	$(32,194)	$292,133
Comprehensive income:
Net income	—	—	—	31,824	—	31,824
Unrealized loss on investments, net of tax of $84	—	—	(135)	—	—	(135)
Other, net	—	—	248	—	—	248
Comprehensive income						31,937
Exercise of stock options	2	2,160	—	—	—	2,162
Tax benefit related to exercise of non-qualified stock options	—	542	—	—	—	542
Acquisition of treasury stock (6,356,984 shares)	—	—	—	—	(156,230)	(156,230)
Common equity put options	—	—	—	—	(4,630)	(4,630)
Other	—	407	—	—	—	407

Balance at December 31, 2000	307	193,029	(277)	166,316	(193,054)	166,321
Comprehensive income:
Net income	—	—	—	47,245	—	47,245
Cumulative effect of accounting change, net of tax of $646 (see Note 2)	—	—	(1,053)	—	—	(1,053)
Change in valuation of interest rate collar and swap agreements, net of tax of $811	—	—	(1,324)	—	—	(1,324)
Other, net	—	—	(280)	—	—	(280)
Comprehensive income						44,588
Exercise of stock options	3	8,407	—	—	—	8,410
Tax benefit related to exercise of non-qualified stock options	—	580	—	—	—	580
Acquisition of treasury stock (1,236,994 shares)	—	—	—	—	(29,354)	(29,354)
Common equity put options	—	—	—	—	5,306	5,306
Other	—	(219)	—	—	—	(219)

Balance at December 30, 2001	310	201,797	(2,934)	213,561	(217,102)	195,632
Comprehensive income:
Net income	—	—	—	46,797		46,797
Change in valuation of interest rate collar and swap agreements, net of tax of $1,625	—	—	(2,651)	—	—	(2,651)
Other, net	—	—	271	—	—	271
Comprehensive income						44,417
Exercise of stock options	4	9,128	—	—	—	9,132
Tax benefit related to exercise of non-qualified stock options	—	1,047	—	—	—	1,047
Acquisition of treasury stock (4,504,991 shares)	—	—	—	—	(128,416)	(128,416)
Other	—	135	—	—	—	135
Balance at December 29, 2002	$314	$212,107	$(5,314)	$260,358	$(345,518)	$121,947

At December 30, 2001, the accumulated other comprehensive loss of $2,934 was comprised of net unrealized loss on the interest rate collar  and swap agreements of $2,377 and unrealized foreign currency translation losses of $557.

At December 29, 2002, the accumulated other comprehensive loss of $5,314 was comprised of net unrealized loss on the interest rate collar  and swap agreements of $5,028 and unrealized foreign currency translation losses of $286.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Operating activities
Net income	$46,797	$47,245	$31,824
Adjustments to reconcile net income to net cash provided by operating activities:
Special charges, net of cash payments	—	—	19,987
Provision for uncollectible accounts and notes receivable	3,950	1,050	5,869
Depreciation and amortization	31,741	35,176	34,172
Deferred income taxes	(1,018)	8,414	(5,609)
Tax benefit related to exercise of non-qualified stock options	1,047	580	542
Other	4,409	977	2,037
Changes in operating assets and liabilities:
Accounts receivable	3,001	(1,408)	(3,296)
Inventories	(3,682)	5,366	(7,698)
Prepaid expenses and other current assets	(2,888)	(1,715)	(611)
Other assets and liabilities	4,217	5,642	(1,140)
Accounts payable	(229)	222	(1,439)
Accrued expenses	7,583	(2,420)	2,269
Unearned franchise and development fees	623	(2,741)	(189)
Net cash provided by operating activities	95,551	96,388	76,718
Investing activities
Purchase of property and equipment	(18,806)	(31,479)	(59,437)
Purchase of investments	(4,318)	(3,424)	—
Proceeds from sale or maturity of investments	—	5,397	15,070
Loans to franchisees and affiliates	(764)	(8,822)	(15,426)
Loan repayments from franchisees and affiliates	4,075	10,264	6,464
Acquisitions	(781)	(1,306)	(6,623)
Proceeds from divestitures of restaurants	130	6,732	170
Other	556	381	798
Net cash used in investing activities	(19,908)	(22,257)	(58,984)
Financing activities
Net proceeds (repayments) on line of credit facility	35,000	(40,400)	145,000
Payments on long-term debt	(225)	(915)	(6,716)
Proceeds from exercise of stock options	9,132	8,410	2,162
Acquisition of treasury stock	(128,416)	(29,354)	(156,230)
Other	485	(124)	794
Net cash used in financing activities	(84,024)	(62,383)	(14,990)

Effect of exchange rate changes on cash and cash equivalents	271	(280)	(301)

Change in cash and cash equivalents	(8,110)	11,468	2,443
Cash and cash equivalents at beginning of year	17,609	6,141	3,698
Cash and cash equivalents at end of year	$9,499	$17,609	$6,141

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carry-out restaurants under the trademark “Papa John’s,” currently in 49 states, the District of Columbia, and nine international markets. We also operate and franchise pizza delivery and carry-out restaurants under the trademark “Perfect Pizza” in the United Kingdom. Substantially all revenues are derived from retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in their operations.

2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Papa John’s and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. The 2002 and 2001 fiscal years consisted of 52 weeks and the 2000 fiscal year consisted of 53 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

Domestic production and distribution revenues are comprised of food, equipment and supplies sales to franchised restaurants located in the United States and are recognized as revenue upon shipment of the related products to the franchisees. Information services, including software maintenance fees, help desk fees, customer opportunity desk fees and on-line ordering fees are recognized as revenue as the related services are provided. Insurance premiums and commissions are recognized as revenue over the term of the policy period.

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

Investments at December 29, 2002 and December 30, 2001 consist of investments held by our insurance subsidiary, RSC Insurance Services, Ltd. (“RSC”). These investments are classified as available for sale securities and are stated at fair value, which approximates carrying value, based upon quoted market prices.

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

Depreciation expense was $31.4 million in 2002, $31.7 million in 2001 and $30.1 million in 2000.

Long-Lived and Intangible Assets

The recoverability of long-lived and intangible assets (i.e., goodwill) is evaluated annually or more frequently if an impairment indicator exists. We consider several indicators in assessing if impairment has occurred, including historical financial performance, operating trends and our future operating plans.  If impairment indicators exist, we evaluate long-lived assets on an operating unit basis (e.g. an individual restaurant) whether impairment exists on the basis of undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. If impairment indicators exist for goodwill, impairment is evaluated on a reporting unit basis using criteria similar to that of long-lived assets. Recorded values that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or net realizable value for assets held for sale. We recorded impairment charges of $208,000 and $556,000, related to Company-owned restaurants, in 2002 and 2001, which are included in pre-opening and other general expenses (see Note 6). See Note 7 for impairment charges recorded in 2000.

Restaurant Closures

We recognize the impact of costs associated with restaurant closures in the period in which the decision to close the restaurant is made. We also record a liability at the date a plan exists and the closure is considered probable for the net present value of any remaining operating lease obligation subsequent to the expected closure date, net of any estimated sublease income. See Note 7 for the impact of restaurant closures on our 2000 consolidated financial results.

Beginning in fiscal 2003, we will recognize the costs associated with restaurant closures at the time such costs are actually incurred, as required by Statement of Financial Accounting Standards (SFAS) No. 146, generally expected to be at the time the closing occurs.

Systems Development Costs

We defer certain systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $1.3 million in 2002, $1.4 million in 2001 and $2.3 million in 2000.

Advertising and Related Costs

Advertising and related costs include the costs of domestic Company-owned restaurant activities such as mail coupons, door hangers and promotional items and contributions to the Papa John’s Marketing Fund, Inc. (the “Marketing Fund”) and local market cooperative advertising funds (“Co-op Funds”). Contributions by domestic Company-owned and franchised restaurants to the Marketing Fund and the Co-op Funds are based on an established percentage of monthly restaurant revenues. The Marketing Fund is responsible for developing and conducting marketing and advertising for the Papa John’s system. The Co-op Funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by the Marketing Fund. We recognize domestic Company-owned restaurant contributions to the Marketing Fund and the Co-op Funds in which we do not have a controlling interest in the period in which the contribution accrues.

Foreign Currency Translation

The local currency is the functional currency for our foreign subsidiary, Papa John’s UK. Earnings are translated into U.S. dollars using monthly average exchange rates, while balance sheet accounts are translated using year-end exchange rates. The resulting translation adjustments are included as a component of accumulated other comprehensive income (loss).

Derivative Financial Instruments

Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative meets the hedge criteria of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

In connection with the line of credit facility, in March 2000, we entered into a no-fee interest rate collar (“Collar”) with a notional amount of $100.0 million, a 30-day LIBOR rate range of 6.36% (floor) to 9.50% (ceiling) and an expiration date of March 2003. The purpose of the Collar is to provide a hedge against the effects of rising interest rates. The adoption of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, resulted in the cumulative effect of an accounting change of $1.7 million ($1.1 million after tax) charged against accumulated other comprehensive income (loss) to reflect the fair value of our interest rate collar as of the date of adoption. The adoption of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, had no impact on earnings.

In November 2001, we entered into an interest rate swap agreement (“Swap”) that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006. The purpose of the Swap is to provide a hedge against the effects of rising interest rates on the forecasted future borrowings.

We recognized charges of $4.3 million ($2.7 million after tax) and $2.1 million ($1.3 million after tax) in accumulated other comprehensive income (loss) in 2002 and 2001, respectively, for the net change in fair value of our interest rate collar and interest rate swap. Fair value is based on a quoted market price. The Collar and Swap are deemed effective hedges in accordance with SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138 (see Note 8).

Earnings per Share

The calculation of basic earnings per common share and earnings per common share – assuming dilution for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 are as follows (in thousands, except per share data):

	2002	2001	2000
Basic earnings per common share:
Net income	$46,797	$47,245	$31,824
Weighted average shares outstanding	20,068	22,600	24,703
Basic earnings per common share	$2.33	$2.09	$1.29

Earnings per common share - assuming dilution:
Net income	$46,797	$47,245	$31,824

Weighted average shares outstanding	20,068	22,600	24,703
Dilutive effect of outstanding common stock options	232	153	204
Diluted weighted average shares outstanding	20,300	22,753	24,907
Earnings per common share - assuming dilution	$2.31	$2.08	$1.28

Options to purchase common stock with an exercise price greater than the average market price were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive.  The number of antidilutive options was 1.8 million in 2002, 3.0 million in 2001 and 3.7 million in 2000.

Accounting Changes

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No.142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. With the adoption of SFAS No. 142, companies no longer amortize goodwill and intangible assets with indefinite useful lives. Instead, goodwill and intangible assets with indefinite useful lives are subject to an annual review for impairment. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment. See Note 5 for additional information.

In 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for the Company in fiscal year 2002. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 required one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadened the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 did not have a significant impact on our results of operations or our consolidated financial statement presentation in 2002. See Note 6 for additional information.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for the Company in fiscal 2003. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition date of a liability for costs associated with an exit or disposal activity. Under SFAS No. 146, companies will be required to recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred instead of at the date of a company’s commitment to an exit plan as once permitted under EITF 94-3. Costs addressed by SFAS No. 146 include: one-time termination benefits provided to employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease, costs to consolidate or close facilities, and costs to relocate employees. We do not expect the adoption of SFAS No. 146 to have a significant impact on our results of operations or our consolidated financial statement disclosures.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123, (SFAS No. 123), effective for the Company in fiscal 2003. The only pertinent changes to the Company, as provided by SFAS No. 148, are the required disclosures regarding the method used by a company in accounting for stock-based employee compensation and the effect of the method on reported results in both interim and annual financial statements. The Company adopted the required disclosures in fiscal 2002.

Effective at the beginning of fiscal 2002, we elected to expense the cost of employee stock options in accordance with the fair value method contained in SFAS No. 123. Under SFAS No. 123, the fair value for options is estimated at the date of grant using a Black-Scholes option pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. The election was effective as of the beginning of fiscal 2002 and applies to all stock options issued after the effective date. The compensation expense recognized in 2002 due to the adoption of SFAS No. 123 was minimal.

Prior to 2002, we followed Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for our employee stock options. Under APB No. 25, no compensation expense is recognized provided the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had we followed SFAS No. 123 in prior years by recording the fair value of options at the date of grant as a compensation expense over the vesting period, earnings per share would have been reduced by $0.03 in 2002, $0.04 in 2001 and $0.24 in 2000.

For purposes of pro forma disclosures, the estimated fair value of the options granted prior to 2002 is amortized to expense over the options’ vesting period. Our pro forma information is as follows:

	2002	2001	2000

Net income as reported (in thousands)	$46,797	$47,245	$31,824
Pro forma stock-based compensation expense, net of tax (in thousands)	(685)	(792)	(6,018)
Pro forma net income (in thousands)	$46,112	$46,453	$25,806
Pro forma earnings per share:
Basic	$2.30	$2.06	$1.04
Assuming dilution	$2.28	$2.04	$1.04

See Note 18 for the weighted average assumptions used in the pro forma computations.

Prior Year Data

Certain prior year data has been reclassified to conform to the 2002 presentation.

3.  Accounting for Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 of Accounting Research Bulletin No. 51, Consolidated Financial Statements, that addresses the potential consolidation of Variable Interest Entities (VIE’s). This interpretation would be applied to existing VIE’s as of the beginning of the first interim period subsequent to June 15, 2003 and would apply immediately to VIE’s created after January 31, 2003.

We have a purchasing arrangement with a third-party entity, BIBP Commodities, Inc. (“BIBP”), formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (Company-owned and franchised) at a set quarterly price. The purchase of cheese by PJFS from BIBP is not guaranteed. PJFS purchased $147.7 million, $154.1 million and $136.6 million of cheese during 2002, 2001 and 2000, respectively, from BIBP.

BIBP has a $15 million line of credit with a commercial bank. The $15 million line of credit is not guaranteed by Papa John’s. Papa John’s has a commitment to lend up to $2.6 million to BIBP if the $15 million line of credit is fully utilized. BIBP did not have any outstanding borrowings under either credit facility at December 29, 2002 or December 30, 2001.

Gains or losses incurred by BIBP, due to differences in the actual market price of cheese purchased and the established quarterly sales price, are factors used to determine the price for subsequent quarters. Had BIBP not been in existence and PJFS had therefore been required to purchase cheese at actual market prices, our consolidated net income would have increased by approximately $3.0 million in 2002, decreased by approximately $1.6 million in 2001 and increased by approximately $1.2 million in 2000.

The following are summarized financial statements of BIBP:

Summarized Statements of Operations (in thousands):

	2002	2001	2000

Sales to PJFS	$147,685	$154,058	$136,584
Cost of sales	(128,718)	(163,824)	(129,031)
Administrative expense	(118)	(102)	(77)
Investment income (expense)	35	(160)	310
Income (loss) before income taxes	18,884	(10,028)	7,786
Income tax (expense) benefit	(7,270)	3,861	(2,998)
Net income	$11,614	$(6,167)	$4,788

Summarized Balance Sheets (in thousands):

	2002	2001

Cash and cash equivalents	$16,442	$1,356
Other current assets	4,454	7,787
Total assets	$20,896	$9,143

Current liabilities	$10,239	$10,055
Stockholders’ equity (deficit)	10,657	(912)
Total liabilities and stockholders’ equity (deficit)	$20,896	$9,143

We are currently reviewing Interpretation No. 46 and the organizational structure of BIBP to determine the impact, if any, on our consolidated financial statements.

4.  Acquisitions

During 2002, our 70% owned and consolidated subsidiary, Colonel’s Limited, LLC, acquired three Papa John’s restaurants from a franchisee for $881,000 ($781,000 in cash and forgiveness of $100,000 of notes payable to us). The allocation for this acquisition resulted in goodwill of $648,000.

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

5.  Goodwill and Other Intangible Assets

Our consolidated balance sheets included $48.8 million and $48.3 million of goodwill at December 29, 2002 and December 30, 2001, respectively, net of accumulated amortization of $7.9 million in 2002 and $8.2 million in 2001. Goodwill was amortized on a straight-line basis ranging from 15 to 25 years prior to our 2002 fiscal year. The changes in the carrying amount of goodwill by reportable segment for the year ended December 29, 2002 are as follows (in thousands):

	Domestic Restaurants	International	All Others	Total

Balance as of December 30, 2001	$20,228	$27,610	$436	$48,274
Goodwill acquired	648	—	—	648
Goodwill written off related to sale of restaurants	(131)	(35)	—	(166)
Balance as of December 29, 2002	$20,745	$27,575	$436	$48,756

The $648,000 addition of goodwill is due to the acquisition of three restaurants during 2002 (see Note 4). Amortization expense was reduced by approximately $2.8 million ($1.7 million, net of tax) or $0.09 per common share on a fully diluted basis in 2002 due to the adoption of SFAS No. 142. The following reconciles earnings for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, reported in the accompanying consolidated statements of income to earnings as adjusted for the impact of the elimination of goodwill amortization:

	2002	2001	2000
Net Income (in thousands):
Reported net income	$46,797	$47,245	$31,824
Goodwill amortization, net of tax	—	1,743	1,799
Adjusted net income	$46,797	$48,988	$33,623
Basic earnings per share:
Reported earnings per share	$2.33	$2.09	$1.29
Goodwill amortization, net of tax	—	0.08	0.07
Adjusted earnings per share	$2.33	$2.17	$1.36
Earnings per common share - assuming dilution:
Reported earnings per share	$2.31	$2.08	$1.28
Goodwill amortization, net of tax	—	0.07	0.07
Adjusted earnings per share	$2.31	$2.15	$1.35

6.  Impairment or Disposal of Long-Lived Assets

The following table summarizes restaurant divestiture and other asset disposition and valuation activity during 2002, 2001 and 2000 (dollars in thousands):

	2002	2001	2000

Number of restaurants sold	10	49	7

Cash proceeds received	$130	$6,732	$170
Notes receivable from franchisees	525	4,485	2,200
Total consideration	655	11,217	2,370
Net book value	758	6,524	1,426
Gain (loss) on restaurants sold	$(103)	$4,693	$944

Loss on domestic restaurant closures	$(740)	$(2,888)	$(71)

Restaurant long-lived asset impairment	$(208)	$(556)	$—

Other asset disposals and valuations	$(2,179)	$(2,360)	$(673)

The gains (losses) associated with the sale of restaurants, domestic restaurant closures, restaurant long-lived asset impairment and other asset disposals and valuations are included in pre-opening and other general expenses in the accompanying consolidated statements of income. See Note 7 for impairment charges included in special charges in the accompanying consolidated statements of income in 2000.

7.  Special Charges

We recorded special charges of $20.9 million in 2000 (none in 2002 or 2001).  The special charges were comprised of the following items (dollars in thousands):

	Asset Valuation	Accrued Liabilities	Total

Impairment of carrying value of 52 restaurants	$6,751	$—	$6,751
Impairment or write-off of certain assets, principally technology assets	6,728	—	6,728
Closure of 13 restaurants	1,866	1,247	3,113
Closing of 20 field offices, severance and exit costs	635	1,928	2,563
Settlement of vendor litigation	—	750	750
Advertising litigation	—	1,017	1,017
Total	$15,980	$4,942	$20,922

We determined that certain domestic restaurants were impaired due to specific operational performance indicators. We estimated the undiscounted cash flows over the estimated lives of the assets for each of our restaurants that met certain impairment indicators and compared these estimates to the carrying values of the underlying assets. The forecasted cash flows were based on our assessment of the individual store’s future profitability which is based on the restaurant’s historical results, the maturity of the restaurant’s market as well as our future plans for the restaurant and its market.  In estimating forecasted cash flows, we used a discount rate of 12%, which approximates the return we would expect on those types of investments. Based on our analysis, we determined that 52 restaurants were impaired by a total of $6.8 million.

The impairment or write-off of certain assets was principally comprised of technology assets, including the development of our on-line ordering capabilities. We assessed the future use of certain technological and other assets and determined that the assets were no longer beneficial to the Company or that the carrying value of the assets was impaired due to lower future cash flows based on our updated strategy to focus on our primary business activities. Based on an asset analysis and an analysis of estimated future cash flows in accordance with SFAS No. 121, a charge of $6.7 million was recorded.

We identified and committed to close 13 restaurants due to deteriorating economic performance and poor outlook for improvement. A charge of $3.1 million was recorded.

During the fourth quarter of 2000, we decided to close 20 field offices to reduce future costs and to allow our operations area supervisors and district managers to spend more time in our restaurants. We also eliminated certain positions in the fourth quarter to reduce future administrative costs. These actions resulted in a charge of $2.6 million in the fourth quarter.

In December 2000, we agreed to pay $750,000 to settle a lawsuit with a vendor.

In the 2000 fiscal year, we incurred $1.0 million of litigation costs associated with the “Better Ingredients. Better Pizza” lawsuit with Pizza Hut, Inc. The lawsuit was ultimately decided in our favor.

The special charge recorded in 2000 resulted in a write-down of asset carrying value of $16.0 million and the establishment of accrued liabilities for cash payments of $4.9 million, which were substantially paid as of December 29, 2002.

8.  Debt and Credit Arrangements

Debt and credit arrangements consist of the following (in thousands):

	2002	2001

Revolving line of credit	$139,600	$104,600
Other	485	710
	140,085	105,310
Current portion of debt	(235)	(225)
Long-term debt	$139,850	$105,085

In connection with the authorization of a common stock share repurchase program in 1999 (see Note 16), we entered into a $200.0 million revolving line of credit facility with an expiration date of March 17, 2003. Outstanding balances for this facility accrue interest at 50.0 to 87.5 basis points over LIBOR or other bank developed rates at our option. The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). At December 29, 2002, $139.6 million was outstanding under this facility and the average effective interest rate for borrowing under this facility during 2002, after considering the impact of the interest rate collar described below, was 6.1%. The fair value of our outstanding debt approximates carrying value.

In January 2003, we entered into an agreement to extend our revolving line of credit facility (“New Line of Credit”). The New Line of Credit allows us to borrow up to $175.0 million with an expiration date in January 2006. Outstanding balances for the New Line of Credit accrue interest at 62.5 to 100.0 basis points over LIBOR or other bank developed rates at our option. The commitment fee on the unused balance ranges from 15.0 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to EBITDA.

Both facility agreements contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charge and leverage ratios and minimum levels of net worth. At December 29, 2002, we were in compliance with these covenants.

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

In November 2001, we entered into an interest rate swap agreement (“Swap”) that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March

2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006. The purpose of the Swap is to provide a hedge against the effects of rising interest rates on forecasted future borrowings.

The net fair value of the Collar and Swap were liability balances of $8.1 million ($5.0 million, net of tax) at December 29, 2002, and $3.8 million ($2.4 million, net of tax) at December 30, 2001, and are included in other long-term liabilities in the accompanying consolidated balance sheets (offset by corresponding amounts in stockholders’ equity, representing the net unrealized losses included in accumulated other comprehensive loss).

Interest paid during fiscal 2002, 2001 and 2000 was $7.5 million, $9.4 million, and $6.9 million, respectively.

9.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2002	2001
Land	$34,165	$33,733
Buildings and improvements	82,168	82,164
Leasehold improvements	75,104	72,018
Equipment and other	155,526	147,948
Construction in progress	3,854	4,296
	350,817	340,159
Less accumulated depreciation and amortization	(127,218)	(101,214)
Net property and equipment	$223,599	$238,945

10.  Franchisee Loans

Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the construction and development of their restaurants. We have also entered into loan agreements with a few franchisees that purchased restaurants from us. Loans outstanding to franchisees were approximately $14.1 million as of December 29, 2002 and $17.6 million as of December 30, 2001, net of allowance for doubtful accounts. There are no commitments to lend additional amounts to franchisees as of December 29, 2002.

Such loans bear interest at fixed or floating rates (ranging from 3.8% to 12.0% at December 29, 2002, with an average rate of 5.9%), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans, on an individual basis, approximate market value. Interest income recorded on franchisee loans was approximately $751,000 in 2002, $1.4 million in 2001 and $1.5 million in 2000, and is reported in investment income in the accompanying consolidated statements of income.

We established reserves of $4.4 million as of December 29, 2002 and $469,000 as of December 30, 2001 for potentially uncollectible franchisee notes receivable. We concluded the reserves were necessary due to specific franchisees’ deteriorating economic performance and underlying collateral value.

Approximately $335,000 of the loans outstanding as of December 29, 2002 and $661,000 of the loans outstanding as of December 30, 2001, were to franchisees in which certain of our directors or officers had an ownership interest.

11.  Insurance Reserves

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

In addition, beginning in October 2000, our wholly owned captive insurance subsidiary, RSC, began providing insurance coverage to franchisees that elect to participate.  The insurance provided by the captive insurance subsidiary is principally workers compensation, general liability, property and owned and non-owned automobile programs.

The Company’s estimated liability for losses associated with the franchise insurance program are $8.3 million at December 29, 2002 and $3.9 million at December 30, 2001, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Investments of $7.7 million for 2002 and $3.4 million for 2001 are held by the captive insurance subsidiary to fund these estimated liabilities and are classified as long-term investments in the accompanying consolidated balance sheets.

We are a party to stand-by letters of credit with off-balance sheet risk associated with our insurance programs and with RSC. The total amount committed under letters of credit for these programs was $9.5 million at December 29, 2002.

12.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2002	2001
Insurance reserves	$12,247	$6,100
Accrued salaries and benefits	6,847	5,462
Accrued purchases	2,579	3,264
Rent	2,341	2,015
Obsolete inventory and equipment disposals	1,633	189
Restaurant closure reserve	1,256	1,396
Marketing	1,028	872
Utilities	901	879
Accrued interest	464	433
Other	5,362	6,163
Total	$34,658	$26,773

13.  Income Taxes

A summary of the provision for income taxes follows (in thousands):

	2002	2001	2000
Current:
Federal	$25,442	$16,918	$23,280
Foreign	460	174	100
State and local	3,195	3,133	1,991
Deferred (federal and state)	(1,018)	8,414	(5,609)
Total	$28,079	$28,639	$19,762

Significant deferred tax assets (liabilities) follow (in thousands):

	2002	2001
Unearned development fees	$1,354	$1,298
Reserves	4,616	2,295
Other assets and liabilities	5,405	2,114
Goodwill	2,273	4,503
Interest rate collar and swap	3,082	1,457
Total deferred tax assets	$16,730	$11,667

Deferred expenses	(988)	(1,184)
Accelerated depreciation	(12,428)	(9,949)
Other	(1,884)	(1,362)
Total deferred tax liabilities	(15,300)	(12,495)
Net deferred tax assets (liabilities)	$1,430	$(828)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 is as follows (in thousands):

	2002	2001	2000
Tax at U.S. federal statutory rate	$26,207	$26,559	$18,055
State and local income taxes	2,089	2,035	1,728
Other	(217)	45	(21)
Total	$28,079	$28,639	$19,762

Income taxes paid were $26.3 million in 2002, $16.5 million in 2001 and $23.8 million in 2000.

14.  Related Party Transactions

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

	2002	2001	2000
Revenues from affiliates:
Commissary sales	$86,959	$90,970	$91,237
Equipment and other sales	9,473	11,137	12,085
Franchise royalties	12,200	12,254	12,493
Franchise and development fees	123	255	955
Total	$108,755	$114,616	$116,770

Other income from affiliates	$264	$660	$920
Accounts receivable-affiliates	$2,276	$4,347	$2,805
Notes receivable-affiliates	$335	$661	$6,813

We paid $469,000 in 2002, $443,000 in 2001 and $695,000 in 2000 for charter aircraft services provided by entities owned by certain directors and officers, including the Chief Executive Officer (CEO) of Papa John’s.

We advanced $379,000 in 2001 (of which $194,000 related to 2002) and $183,000 in 2000, in premiums for split-dollar life insurance coverage on the CEO for the purpose of funding estate tax obligations. No such advances were made during 2002. Papa John’s and the officer share the cost of the premiums. The premiums advanced by us as of December 29, 2002 total $1.9 million and will be repaid out of the cash value or proceeds of the policies.

The Marketing Fund made payments to an advertising agency, who in turn, made payments to an advertising agency who made payments to the CEO, for the use of his image and services in the production and use of certain electronic and print advertisements. The CEO earned $60,000 in 2001 and $169,000 in 2000 for these services (none in 2002).

The Company and two directors are parties to consulting or employment agreements under which $219,000 in both 2002 and 2001 and $203,000 in 2000 were paid to the directors.

See Note 3 for information related to our purchasing arrangement with BIBP.

15.  Lease Commitments and Contingencies

We lease office, retail and commissary space under operating leases with an average term of five years and providing for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the Consumer Price Index. Papa John’s UK, our subsidiary located in the United Kingdom, leases certain retail space which is primarily subleased to our franchisees. Future minimum lease payments, including the gross lease cost related to the subleased sites, are as follows: 2003 - $21.6 million; 2004 - $19.4 million; 2005 - $16.1 million; 2006 - $12.9 million; 2007 - $8.6 million, and thereafter - $22.6 million. Future expected sublease payments are as follows: 2003 - $3.9 million; 2004 - $3.7 million; 2005 - $3.5 million; 2006 - $3.4 million; 2007 - $3.0 million, and thereafter - $14.5 million. We subleased 178, 170 and 168 sites in 2002, 2001 and 2000, respectively, to our franchisees located in the United Kingdom and received payments of $3.7 million, $3.5 million and $3.6 million, which are included in international operating expenses. Total rent expense was $17.6 million in 2002, $17.8 million in 2001 and $16.1 million in 2000, net of subleased payments received.

We are subject to claims and legal actions in the ordinary course of business.  We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

16.  Share Repurchase and Common Equity Put Options

The Papa John’s Board of Directors has authorized the repurchase of up to $375.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 28, 2003. Funding for the share repurchase program has been provided through a credit facility, operating cash flow and the liquidation of available investments, cash and cash equivalents.

Through December 29, 2002, a total of 13.4 million shares with an aggregate cost of $345.7 million and an average price of $25.87 per share have been repurchased under this program and placed in treasury.

Subsequent to year-end, an additional 150,000 shares with an aggregate cost of $4.1 million were repurchased.

There were 250,000 common equity put options outstanding at December 31, 2000 (none in 2002 and 2001), all of which were sold in the third quarter 2000. The options expired at various dates through July 2001 and had exercise prices between $19.50 and $21.99. The $5.2 million total exercise price of the options outstanding was reflected in the consolidated balance sheet in other long-term liabilities at December 31, 2000, and the related offset, net of premiums received of $556,000, was recorded in treasury stock. Additionally, during 2001, we sold 50,000 common equity put options at an exercise price of $28.50 that expired during the fourth quarter of 2001. Premiums received from the sale of the common equity put options, which amounted to $120,000 and $556,000 in 2001 and 2000, respectively, reduced the net cost of treasury stock as reported in the accompanying consolidated statements of stockholders’ equity.

17.  Stockholder Protection Rights Agreement

On February 14, 2000, the Board of Directors of the Company adopted a Stockholder Protection Rights Agreement (the “Rights Plan”). Under the terms of the Rights Plan, one preferred stock purchase right was distributed as a dividend on each outstanding share of Papa John’s common stock held of record as of the close of business on March 1, 2000. The rights generally would not become exercisable until a person or group acquired beneficial ownership of 15% or more of the Company’s common stock in a transaction that was not approved in advance by the Board of Directors. In December 2002, the Board of

Directors of the Company adopted an amendment to the Rights Plan to permit a stockholder who becomes the owner of 15% or more of the Company’s outstanding common stock due to the Company’s repurchase of outstanding shares to acquire up to an additional 1% of the outstanding shares without triggering the Agreement’s dilution provisions. The Company’s Founder and CEO, John Schnatter, who owns approximately 30% of the outstanding common stock, will be excluded from operation of the Rights Plan unless (together with his affiliates and family members) he acquires more than 40% of the Company’s common stock.

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

18.  Stock Options

We award stock options from time to time under the Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan (the “1993 Plan”), the Papa John’s International, Inc. 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”) and the Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan (the “1999 Plan”). Shares of common stock authorized for issuance are 6,400,000 under the 1993 Plan, 370,000 under the Directors Plan and 1,000,000 under the 1999 Plan. As of December 29, 2002, approximately 1.9 million shares were available for future issuance under the 1993 and 1999 plans and 84,000 shares under the Directors Plan. Options granted under all plans generally expire ten years from the date of grant and vest over one to five-year periods, except for certain options awarded under a previous, multi-year operations compensation program that vested immediately upon grant.

The 1993 Plan and the Directors Plan terminate on April 15, 2003. Under the terms of the 1999 Plan, shares of common stock reserved for issuance under the 1993 Plan in excess of awards thereunder, plus shares for which awards lapsed, expired, terminated or were cancelled, are also reserved for issuance under the 1999 Plan. We expect that approximately 1.9 million shares will remain available for issuance under the 1999 Plan following the termination of the 1993 Plan.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if we have accounted for our employee stock options granted subsequent to December 25, 1994 under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options granted prior to 2002 is amortized to expense over the options’ vesting period. Our pro forma information follows, along with the indicated weighted average assumptions used:

	2002	2001	2000

Net income as reported (in thousands)	$46,797	$47,245	$31,824
Pro forma stock-based compensation expense, net of tax (in thousands)	(685)	(792)	(6,018)
Pro forma net income (in thousands)	$46,112	$46,453	$25,806
Pro forma earnings per share:
Basic	$2.30	$2.06	$1.04
Assuming dilution	$2.28	$2.04	$1.04
Assumptions (weighted average):
Risk-free interest rate	2.3%	2.5%	5.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.47	0.48	0.49
Expected life (in years)	6.3	5.2	4.6

Information pertaining to options for 2002, 2001 and 2000 is as follows (number of options in thousands):

	2002		2001		2000
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding-beginning of year	4,063	$28.52	5,269	$28.53	5,740	$28.55
Granted	12	28.49	207	22.73	197	24.59
Exercised	398	22.92	387	21.72	149	14.50
Cancelled	295	34.10	1,026	29.96	519	32.18
Outstanding-end of year	3,382	$28.70	4,063	$28.52	5,269	$28.53
Exercisable-end of year	3,163	$28.87	3,488	$28.39	3,394	$28.06

Weighted average fair value of options granted during the year	$9.49		$7.58		$9.02

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 29, 2002, and the number and weighted average exercise price of options exercisable as of December 29, 2002 follow (number of options in thousands):

	Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding options:	$5.78 - $9.99	9	$6.14	0.62
	10.00 - 19.99	307	16.16	2.72
	20.00 - 29.99	1,487	25.38	5.46
	30.00 - 45.56	1,579	34.38	4.95
Total		3,382	$28.70	4.96

Exercisable options:	$5.78 - $9.99	9	$6.14
	10.00 - 19.99	307	16.16
	20.00 - 29.99	1,307	25.58
	30.00 - 45.56	1,540	34.32
Total		3,163	$28.87

19.  Employee Benefit Plans

We have established the Papa John’s International, Inc. 401(k) Plan (the “401(k) Plan”), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to all employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. We contribute a matching payment of up to 1.5% of a participating employee’s earnings, which is subject to vesting based on an employee’s length of service with us. Costs of the 401(k) Plan recognized in 2002, 2001 and 2000 were $431,000, $688,000 and $402,000, respectively.

In addition, we maintain a nonqualified deferred compensation plan available to certain key employees. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ investment-directed accounts. The participant directed investments associated with this plan are included in other long-term assets and the associated liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company makes no matching or other contribution to the participants’ deferred compensation accounts.

Administrative costs of the 401(k) Plan and the nonqualified deferred compensation plan are paid by us and are not significant.

20.  Segment Information

We have defined four reportable segments: domestic restaurants, domestic commissaries, domestic franchising and international operations.

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues from retail sales of pizza, breadsticks, cheesesticks and soft drinks to the general public.  The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants.  The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees.  The international operations segment principally consists of our Company-owned restaurants located in the United Kingdom, our Company-owned commissary operations located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

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

Segment information is as follows:

(in thousands)	2002	2001	2000
Revenues from external customers:
Domestic restaurants	$429,813	$445,849	$456,637
Domestic commissaries	381,217	390,889	356,101
Domestic franchising	53,120	53,695	52,704
International	32,014	31,909	30,848
All others	50,055	52,730	53,233
Total revenues from external customers	$946,219	$975,072	$949,523
Intersegment revenues:
Domestic commissaries	$121,692	$132,948	$129,640
Domestic franchising	683	459	165
International	2,713	2,339	2,372
All others	17,257	16,803	19,884
Total intersegment revenues	$142,345	$152,549	$152,061
Depreciation and amortization:(1)
Domestic restaurants	$15,720	$17,260	$16,728
Domestic commissaries	6,311	6,354	5,890
International	698	2,322	2,242
All others	1,428	1,272	707
Unallocated corporate expenses	7,584	7,968	8,605
Total depreciation and amortization	$31,741	$35,176	$34,172
Income (loss) before income taxes:(2)
Domestic restaurants(3)	$20,577	$12,428	$842
Domestic commissaries	22,294	25,332	23,184
Domestic franchising	50,741	49,912	47,241
International	867	414	1,243
All others	3,819	2,990	4,842
Unallocated corporate expenses(4)	(23,326)	(15,018)	(25,388)
Elimination of intersegment profits	(96)	(174)	(378)
Total income before income taxes	$74,876	$75,884	$51,586
Fixed assets:
Domestic restaurants	$156,144	$151,069	$155,513
Domestic commissaries	68,071	65,643	63,468
International	3,562	4,563	3,993
All others	12,513	11,203	7,724
Unallocated corporate assets	110,527	107,681	98,611
Accumulated depreciation and amortization	(127,218)	(101,214)	(83,435)
Net fixed assets	$223,599	$238,945	$245,874
Expenditures for fixed assets:
Domestic restaurants	$11,470	$18,347	$27,857
Domestic commissaries	2,461	3,203	8,227
International	281	1,343	2,073
All others	1,356	847	3,236
Unallocated corporate	3,238	7,739	18,044
Total expenditures for fixed assets	$18,806	$31,479	$59,437

(1)       The decrease in total depreciation and amortization in 2002 is primarily due to the adoption of SFAS No. 142. In accordance with SFAS No. 142, we no longer amortize goodwill and intangible assets with indefinite useful lives (see Notes 2 and 5). Goodwill amortization expense recorded by segment for 2001 and 2000 was as follows (in thousands):

	2001	2000

Domestic restaurants	$1,248	$1,299
International	1,416	1,516
All others	134	101
Total	$2,798	$2,916

(2)       The special charges and provision for uncollectible notes receivable charge for 2002, 2001 and 2000 (see Notes 7 and 10) were included in the following segments (in thousands):

	2002	2001	2000

Domestic restaurants	$—	$—	$12,920
Domestic commissaries	—	—	750
All others	—	—	256
Unallocated corporate expenses	2,838	537	11,196
Total	$2,838	$537	$25,122

(3)       The increase in domestic restaurants income before income taxes in 2002 as compared to 2001 is primarily due to operating margin improvements resulting from favorable commodity costs (primarily boxes and meats) and a higher average sales price point in 2002. The increase in 2001 as compared to 2000 is primarily due to 2000 including special charges of $12.9 million (none in 2001).

(4)       The increase in unallocated corporate expense in 2002 as compared to 2001 is primarily due to an increase in insurance costs of $1.8 million, quality initiatives implemented in 2002 to improve the customer experience at a cost of $1.1 million, an increase in the provision for uncollectible notes receivable of $2.3 million, and the recognition of a $1.7 million loss in connection with a terminated vendor relationship. The decrease in 2001 as compared to 2000 is primarily due to the $10.7 million decrease in the special charges and the provision for uncollectible notes receivable.

21.  Quarterly Data (unaudited, in thousands, except per share data)

	Quarter
	1st		2nd		3rd		4th
	2002	2001	2002	2001	2002	2001	2002	2001
Total revenues	$245,665	$249,274	$236,583	$240,441	$227,853	$241,365	$236,118	$243,992

Operating income	22,124	22,452	21,505	21,940	18,344	18,368	19,454	20,023

Net income	12,871	12,753	12,387	12,513	10,463	10,451	11,076	11,528

Basic earnings per common share	$0.60	$0.56	$0.60	$0.56	$0.53	$0.46	$0.60	$0.51

Earnings per common share – assuming dilution	$0.60	$0.56	$0.59	$0.55	$0.53	$0.46	$0.59	$0.51

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

Report of Independent Auditors

Board of Directors and Stockholders

Papa John’s International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and subsidiaries at December 29, 2002 and December 30, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its methods of accounting for goodwill and other intangible assets and stock-based employee compensation.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 14, 2003

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item, other than the information set forth in this Report under Part I, “Executive Officers of the Registrant,” is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information.  Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 29, 2002 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)

Equity compensation plans approved by security holders	3,382,172	$28.70	2,008,871
Equity compensation plans not approved by security holders	—	—	—
Total	3,382,172	$28.70	2,008,871

Other information required by this item is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information.  Such information is incorporated herein by reference.

Item 14.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this annual report. Based upon their evaluation, the CEO and Principal Accounting Officer concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this annual report.

(b)   Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

10.1

$175,000,000 Revolving Credit Facility arranged by Banc One Capital Markets, Inc. for Papa John’s International, Inc. and provided by Bank One, Kentucky, NA for itself as a Lender and as Agent for PNC Bank, National Association, Bank of America, Fifth Third Bank, National City Bank of Kentucky, U.S. Bank National Association, Huntington National Bank - January 27, 2003.

10.2	Amendment dated December 24, 2002, to the Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and National City Bank, as Rights Agent.

10.3

Letter between Papa John’s International, Inc. and Bank One, Kentucky, N.A. governed by the International Swaps and Derivatives Association, Master Agreement dated February 7, 2000. Exhibit 10.1 to our quarterly report on Form 10-K for the fiscal year ended December 30, 2001 is incorporated herein by reference.

10.4*

Resolutions for Adoption by the Board of Directors of Papa John’s International, Inc., regarding the Amendment to the 1993 Stock Option Plan for Non-Employee Directors. Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 30, 2001 is incorporated herein by reference.

10.5*

Consulting Agreement dated March 29, 1991, between Papa John’s and Richard F. Sherman. Exhibit 10.4 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

10.6*	1996 Papa John’s International, Inc. Executive Option Program. Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

10.7*	Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference.

10.8*

Amendment to Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended June 29, 1997 is incorporated herein by reference.

10.9*

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

10.12*

Amendment to Papa John’s International, Inc. 1993 Non-Employee Directors Stock Option Plan. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 27, 1999 is incorporated herein by reference.

10.13*

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

10.16

Lease dated November 1, 1993, between PJ Food Service, Inc. and Jackson Developers, LLC, a Missouri limited liability company, relating to our commissary and distribution facility in Jackson, Mississippi. Exhibit 10.18 to our Registration Statement on Form S-1 (Registration No. 33-73530) is incorporated herein by reference.

10.17

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

10.27

Letter between Papa John’s International, Inc. and Bank One, Indiana, N.A. governed by the International Swaps and Derivatives Association, Inc. Master Agreement dated February 22, 2000. Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1999 is incorporated herein by reference.

10.28

Secured Loan Agreement entered into as of December 27, 1999, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 26, 2000 is incorporated herein by reference.

10.29	Promissory Note dated December 27, 1999, by BIBP Commodities, Inc. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended March 26, 2000 is incorporated herein by reference.

10.30

Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and National City Bank, as Rights Agent (including the form of Certificate of Designation of Preferences and Rights and the form of Rights Certificate). Exhibit 4 of our Form 8-A dated February 16, 2000 is incorporated herein by reference.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Cautionary Statements.

*Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b)	Reports on Form 8-K

1.

We filed a Current Report on Form 8-K dated December 23, 2002, attaching a press release dated December 20, 2002, announcing that our Board of Directors approved an amendment to its Stockholder Protection Rights Agreement. The amendment allows a stockholder who becomes the owner of 15% or more of the Company’s outstanding common stock due to the Company’s repurchase of outstanding shares to acquire up to an additional 1% of the outstanding shares without triggering the Agreement’s dilution provisions.

(c)	Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Consolidated Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2003	PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ John H. Schnatter
John H. Schnatter, Founder, Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Chairman of the Board, Chief	March 21, 2003
John H. Schnatter	Executive Officer, President and Director
(Principal Executive Officer)

/s/ Charles W. Schnatter	Senior Vice President, Chief Development	March 21, 2003
Charles W. Schnatter	Officer, Secretary and Director

/s/ O. Wayne Gaunce	Director	March 21, 2003
O. Wayne Gaunce

/s/ Jack A. Laughery	Director	March 21, 2003
Jack A. Laughery

/s/ Michael W. Pierce	Director	March 21, 2003
Michael W. Pierce

/s/ Wade S. Oney	Director	March 21, 2003
Wade S. Oney

/s/ Richard F. Sherman	Director	March 21, 2003
Richard F. Sherman

/s/ Owsley Brown Frazier	Director	March 21, 2003
Owsley Brown Frazier

/s/ J. David Flanery	Senior Vice President of Finance	March 21, 2003
J. David Flanery	(Principal Accounting Officer)

CERTIFICATIONS

I, John H. Schnatter, certify that:

1.	I have reviewed this annual report on Form 10-K of Papa John’s International, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ John H. Schnatter
John H. Schnatter
Chairman, Chief Executive Officer and President

I, J. David Flanery, certify that:

1.	I have reviewed this annual report on Form 10-K of Papa John’s International, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ J. David Flanery
J. David Flanery
Senior Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

$175,000,000 Revolving Credit Facility arranged by Banc One Capital Markets, Inc. for Papa John’s International, Inc. and provided by Bank One, Kentucky, NA for itself as a Lender and as Agent for PNC Bank, National Association, Bank of America, Fifth Third Bank, National City Bank of Kentucky, U.S. Bank National Association, Huntington National Bank - January 27, 2003.

10.2	Amendment dated December 24, 2002, to the Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and National City Bank, as Rights Agent.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Cautionary Statements.

Schedule II - Valuation and Qualifying Accounts

Papa John’s International, Inc. and Subsidiaries

(In thousands)

Classification	Balance at Beginning of Year	Charged to Costs and Expenses	Additions / (Deductions)		Balance at End of Year

Fiscal year ended December 29, 2002:

Deducted from asset accounts:
Reserve for uncollectible accounts	$1,434	$1,112	$(62)		$2,484
Reserve for uncollectible accounts - affiliates	—	—	—		—
Reserve for franchisee notes receivable	469	2,838	1,129		4,436
Reserve for franchisee notes receivable - affiliates	—	—	—		—
	$1,903	$3,950	$1,067		$6,920
Reserves included in liability accounts:
Reserve for restaurant closures	$1,396	$1,033	$(1,173	)(1)	$1,256

Fiscal year ended December 30, 2001:

Deducted from asset accounts:
Reserve for uncollectible accounts	$1,881	$513	$(960)		$1,434
Reserve for uncollectible accounts - affiliates	137	—	(137)		—
Reserve for franchisee notes receivable	—	537	(68)		469
Reserve for franchisee notes receivable - affiliates	4,200	—	(4,200)		—
	$6,218	$1,050	$(5,365	)(2)	$1,903
Reserves included in liability accounts:
Reserve for special charges and restaurant closures	$3,912	$2,204	$(4,720	)(1)	$1,396

Fiscal year ended December 31, 2000:

Deducted from asset accounts:
Reserve for uncollectible accounts	$432	$1,532	$(83)		$1,881
Reserve for uncollectible accounts - affiliates	—	137	—		137
Reserve for franchisee notes receivable	121	—	(121)		—
Reserve for franchisee notes receivable - affiliates	—	4,200	—		4,200
	$553	$5,869	$(204	)(2)	$6,218
Reserves included in liability accounts:
Reserve for special charges	$4,083	$4,942	$(5,113	)(1)	$3,912

(1) Represents cash payments and other adjustments.

(2) Uncollectible accounts written off, net of recoveries.