Form 10-Q
period 2003-03-30
PAPA JOHNS INTERNATIONAL INC
filed 2003-05-12
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2003

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

Yes   ☒                                                                                                       No  ☐

At May 8, 2003, there were outstanding 17,900,335 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	March 30, 2003	December 29, 2002
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$7,999	$9,499
Accounts receivable	15,908	16,763
Inventories	17,786	16,341
Prepaid expenses and other current assets	10,924	10,955
Deferred income taxes	3,875	3,875
Total current assets	56,492	57,433

Investments	8,152	7,742
Net property and equipment	219,265	223,599
Notes receivable from franchisees and affiliates	13,234	14,122
Goodwill	48,756	48,756
Other assets	13,033	13,817
Total assets	$358,932	$365,469

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,100	$23,579
Income and other taxes	20,513	16,230
Accrued expenses	34,054	34,658
Current portion of debt	250	235
Total current liabilities	79,917	74,702

Unearned franchise and development fees	4,162	3,915
Long-term debt, net of current portion	119,600	139,850
Deferred income taxes	2,857	2,445
Other long-term liabilities	23,019	22,610

Stockholders’ equity:
Preferred stock	—	—
Common stock	314	314
Additional paid-in capital	212,357	212,107
Accumulated other comprehensive loss	(5,003)	(5,314)
Retained earnings	271,343	260,358
Treasury stock	(349,634)	(345,518)
Total stockholders’ equity	129,377	121,947
Total liabilities and stockholders’ equity	$358,932	$365,469

Note:                   The balance sheet at December 29, 2002 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 30, 2003	March 31, 2002
Domestic revenues:
Restaurant sales	$106,242	$112,549
Franchise royalties	12,517	13,050
Franchise and development fees	331	534
Commissary sales	93,868	100,021
Other sales	11,557	11,801
International revenues:
Royalties and franchise and development fees	1,484	1,410
Restaurant and commissary sales	6,283	6,300
Total revenues	232,282	245,665
Costs and expenses:
Domestic restaurant expenses:
Cost of sales	23,496	26,511
Salaries and benefits	34,194	31,882
Advertising and related costs	9,762	9,437
Occupancy costs	6,094	5,802
Other operating expenses	13,919	14,277
	87,465	87,909
Domestic commissary and other expenses:
Cost of sales	74,365	81,464
Salaries and benefits	7,330	7,582
Other operating expenses	13,021	12,226
	94,716	101,272
International operating expenses	5,416	5,327
General and administrative expenses	16,552	18,310
Provision for uncollectible notes receivable	426	713
Pre-opening and other general expenses	566	2,161
Depreciation and amortization	7,910	7,849
Total costs and expenses	213,051	223,541
Operating income	19,231	22,124
Investment income	254	344
Interest expense	(1,908)	(1,875)
Income before income taxes	17,577	20,593
Income tax expense	6,592	7,722
Net income	$10,985	$12,871

Basic earnings per common share	$.61	$.60
Earnings per common share - assuming dilution	$.61	$.60
Basic weighted average shares outstanding	17,919	21,361
Diluted weighted average shares oustanding	18,023	21,542

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at December 30, 2001	22,147	$310	$201,797	$(2,934)	$213,561	$(217,102)	$195,632
Comprehensive income:
Net income	—	—	—	—	12,871	—	12,871
Change in valuation of interest rate collar and swap agreements, net of tax of $374	—	—	—	608	—	—	608
Other, net	—	—	—	(63)	—	—	(63)
Comprehensive income							13,416
Exercise of stock options	109	1	2,655	—	—	—	2,656
Tax benefit related to exercise of non-qualified stock options	—	—	112	—	—	—	112
Acquisition of treasury stock	(1,307)	—	—	—	—	(35,217)	(35,217)
Other	—	—	20	—	—	—	20
Balance at March 31, 2002	20,949	$311	$204,584	$(2,389)	$226,432	$(252,319)	$176,619

Balance at December 29, 2002	18,041	$314	$212,107	$(5,314)	$260,358	$(345,518)	$121,947
Comprehensive income:
Net income	—	—	—	—	10,985	—	10,985
Change in valuation of interest rate collar and swap agreements, net of tax of $205	—	—	—	335	—	—	335
Other, net	—	—	—	(24)	—	—	(24)
Comprehensive income							11,296
Exercise of stock options	9	—	197	—	—	—	197
Tax benefit related to exercise of non-qualified stock options	—	—	12	—	—	—	12
Acquisition of treasury stock	(150)	—	—	—	—	(4,116)	(4,116)
Other	—	—	41	—	—	—	41
Balance at March 30, 2003	17,900	$314	$212,357	$(5,003)	$271,343	$(349,634)	$129,377

At March 31, 2002, the accumulated other comprehensive loss of $2,389 was composed of net unrealized loss on the interest rate collar and swap agreements of $1,769 and unrealized foreign currency translation losses of $620.

At March 30, 2003, the accumulated other comprehensive loss of $5,003 was composed of net unrealized loss on the interest rate swap agreement of $4,693 and unrealized foreign currency translation losses of $310.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	March 30, 2003	March 31, 2002

Operating activities
Net cash provided by operating activities	$25,930	$26,924

Investing activities
Purchase of property and equipment	(3,874)	(6,058)
Purchase of investments	(410)	(790)
Loans to franchisees and affiliates	—	(377)
Loan repayments from franchisees and affiliates	703	2,131
Proceeds from divestitures of restaurants	—	130
Other	168	89
Net cash used in investing activities	(3,413)	(4,875)

Financing activities
Net (repayments) proceeds from line of credit facility	(20,000)	6,500
Payments on long-term debt	(235)	(225)
Proceeds from exercise of stock options	197	2,656
Acquisition of treasury stock	(4,116)	(35,217)
Other	161	61
Net cash used in financing activities	(23,993)	(26,225)

Effect of exchange rate changes on cash and cash equivalents	(24)	(63)

Change in cash and cash equivalents	(1,500)	(4,239)
Cash and cash equivalents at beginning of period	9,499	17,609

Cash and cash equivalents at end of period	$7,999	$13,370

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 30, 2003

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 28, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 29, 2002.

2.   Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per share data):

	Three Months Ended
	March 30, 2003	March 31, 2002

Basic earnings per common share:
Net Income	$10,985	$12,871
Weighted average shares outstanding	17,919	21,361
Basic earnings per common share	$0.61	$0.60

Earnings per common share - assuming dilution:
Net Income	$10,985	$12,871
Weighted average shares outstanding	17,919	21,361
Dilutive effect of outstanding common stock options	104	181
Diluted weighted average shares outstanding	18,023	21,542
Earnings per common share - assuming dilution	$0.61	$0.60

3.   Stock-Based Compensation

Effective at the beginning of fiscal 2002, we elected to expense the cost of employee stock options in accordance with the fair value method contained in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the fair value for options is estimated at the date of grant using a Black-Scholes option pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. The election applies to all stock options issued after the effective date. Prior to 2002, we accounted for employee stock options under the recognition and measurement provisions of Accounting Principles Bulletin (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB No. 25, no compensation expense is recognized provided the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended
(In thousands, except per share data)	March 30, 2003	March 31, 2002

Net income as reported	$10,985	$12,871
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(115)	(209)
Pro forma net income	$10,883	$12,662

Earnings per share:
Basic - as reported	$0.61	$0.60
Basic - pro forma	$0.61	$0.59
Assuming dilution - as reported	$0.61	$0.60
Assuming dilution - pro forma	$0.60	$0.59

4.   Accounting for Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 of Accounting Research Bulletin No. 51, Consolidated Financial Statements, that addresses the potential consolidation of Variable Interest Entities (VIE’s). This interpretation would be applied to existing VIE’s as of the beginning of the first interim period subsequent to June 15, 2003 and applied immediately to VIE’s created after January 31, 2003.

We have a purchasing arrangement with a third-party entity, BIBP Commodities, Inc. (“BIBP”), formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (Company-owned and franchised) at a set quarterly price. The purchase of cheese by PJFS from BIBP is not guaranteed. PJFS purchased $31.7 million and $41.1 million of cheese from BIBP for the three months ended March 30, 2003 and March 31, 2002, respectively.

BIBP has a $15.0 million line of credit with a commercial bank. The $15.0 million line of credit is not guaranteed by Papa John’s. Papa John’s has a commitment to lend up to $2.6 million to BIBP if the $15.0 million line of credit is fully utilized. BIBP did not have any outstanding borrowings under either credit facility at March 30, 2003, December 29, 2002 or March 31, 2002.

Gains or losses incurred by BIBP, due to differences in the actual market price of cheese purchased and the established quarterly sales price, are factors used to determine the price for subsequent quarters. Had BIBP not been in existence and PJFS had therefore been required to purchase cheese at actual market prices, our consolidated net income would have increased by approximately $210,000 for the three months ended March 30, 2003 and increased by approximately $686,000 for the comparable period in 2002.

The following are summarized financial statements of BIBP:

Summarized Statements of Operations (in thousands):

	Three Months Ended
	March 30, 2003	March 31, 2002

Sales to PJFS	$31,730	$41,052
Cost of sales	(30,398)	(36,624)
Administrative expense	(38)	(15)
Investment income (expense)	47	(20)
Income before income taxes	1,341	4,393
Income tax expense	(516)	(1,691)
Net income	$825	$2,702

Summarized Balance Sheets (in thousands):

	March 30, 2003	December 29, 2002

Cash and cash equivalents	$17,597	$16,442
Other current assets	4,497	4,454
Total assets	$22,094	$20,896

Current liabilities	$10,849	$10,239
Stockholders’ equity	11,245	10,657
Total liabilities and stockholders’ equity	$22,094	$20,896

We are currently reviewing Interpretation No. 46 and the organizational structure of BIBP to determine the impact, if any, on our consolidated financial statements. As noted above, BIBP has a surplus in stockholders’ equity at March 30, 2003 and December 29, 2002. Accordingly, if we are required to consolidate the financial statements of BIBP, we would not expect to record a cumulative effect adjustment related to the adoption of Interpretation No. 46 at the beginning of the third quarter.

5.   Segment Information

We have defined four reportable segments: domestic restaurants, domestic commissaries, domestic franchising and international operations.

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues from retail sales of pizza and side items such as breadsticks, cheesesticks, chicken strips and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants.  The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants located in the United Kingdom, our Company-owned commissary operation located in the United Kingdom, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

Generally, we evaluate performance and allocate resources based on profit or loss from operations before income taxes and eliminations. Certain administrative and capital costs are allocated to segments based upon predetermined rates or actual estimated resource usage. Beginning in 2003, we increased the rate of administrative costs allocation to domestic restaurants. We account for intercompany sales and transfers as if the sales or transfers were to third parties and eliminate the related profit in consolidation.

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. No single external customer accounted for 10% or more of our consolidated revenues. Our segment information is as follows:

	Three Months Ended
(In thousands)	March 30, 2003	March 31, 2002
Revenues from external customers:
Domestic restaurants	$106,242	$112,549
Domestic commissaries	93,868	100,021
Domestic franchising	12,848	13,584
International	7,767	7,710
All others	11,557	11,801
Total revenues from external customers	$232,282	$245,665

Intersegment revenues:
Domestic commissaries	$29,475	$32,847
Domestic franchising	179	155
International	1,037	565
All others	3,161	5,145
Total intersegment revenues	$33,852	$38,712

Income (loss) before income taxes(A):
Domestic restaurants(B)	$891	$5,756
Domestic commissaries	5,635	5,723
Domestic franchising	12,218	13,003
International	(336)	232
All others	843	579
Unallocated corporate expenses(C)	(1,602)	(4,705)
Elimination of intersegment (profits) losses	(72)	5
Total income before income taxes	$17,577	$20,593

Fixed assets:
Domestic restaurants	$156,903
Domestic commissaries	68,149
International	3,360
All others	13,307
Unallocated corporate assets	111,519
Accumulated depreciation and amortization	(133,973)
Net fixed assets	$219,265

(A)           The 2003 segment data reflect an increase in the rate of administrative costs allocation to domestic restaurants. The 2002 proforma amounts, adjusted to reflect the 2003 increase in the administrative costs allocation would be $3.9 million for domestic restaurants and a loss of ($2.8 million) for unallocated corporate expenses.

(B)             The decrease in domestic restaurants from the 2002 proforma income of $3.9 million is primarily due to a 5.3% decrease in comparable sales for the 2003 quarter and an increase in labor costs primarily due to an across-the-board increase in base pay for General Managers and Assistant Managers implemented in the third quarter of 2002, partially offset by lower cheese and commodity costs and fewer relocation costs and disposition or valuation losses than in the same quarter of 2002.

(C)             The reduction in unallocated corporate expenses from the 2002 proforma loss of ($2.8 million) is primarily due to a lower provision for uncollectible notes receivable and fewer disposition or valuation losses for non-restaurant assets than in prior year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Substantially all revenues are derived from the retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights and sales to franchisees of food and paper products, printing and promotional items, risk management and information and related services used in their operations. We recognize franchise fees when a franchised restaurant begins operation, at which time we have performed our obligations related to such fees. Fees received pursuant to development agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized on a pro rata basis as the franchised restaurants subject to the development agreements begin operations. Both franchise and development fees are nonrefundable. Franchise royalties, which are based on a percentage of franchise restaurants’ sales, are recognized as earned. Domestic production and distribution revenues are composed of food and supplies sales to franchised restaurants located in the United States and are recognized as revenue upon shipment of the related products to the franchisees. Information services, including software maintenance fees, help desk fees, customer opportunity desk fees and on-line ordering fees are recognized as revenue as the related services are provided. Insurance premiums and commissions are recognized as revenue over the term of the policy period. International revenues are composed of restaurant sales, royalties and fees received from foreign franchisees and the sale and distribution of food to foreign franchisees, and are recognized consistently with the policies applied for revenues generated in the United States.

We establish reserves for uncollectible accounts and notes receivable based on overall receivable aging levels and a specific evaluation of accounts and notes for franchisees with known financial difficulties.

The recoverability of long-lived and intangible assets (i.e., goodwill) is evaluated annually or more frequently if an impairment indicator exists.  We consider several indicators in assessing if impairment has occurred, including historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate for long-lived assets on an operating unit basis (e.g. an individual restaurant) whether impairment exists on the basis of undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. If impairment indicators exist for goodwill, impairment is evaluated on a reporting unit basis using criteria similar to that of long-lived assets. Recorded values that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or net realizable value for assets held for sale. If these estimates or their related assumptions change in the future, we may be required to record initial or increased impairment charges for the impaired assets.

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees, and the captive insurance program provided to our franchisees are self-insured up to certain individual and aggregate reinsurance levels. Claims in excess of self-insurance levels are insured. Losses are accrued based upon estimates of the aggregate retained liability for claims incurred using certain actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends.

We are a party to lawsuits and legal proceedings arising in the ordinary course of business. We provide reserves for the estimated probable costs related to such matters based on our analysis of each situation, including input from inhouse and external legal counsel as deemed necessary.

Restaurant Progression:

	Three Months Ended
	March 30, 2003	March 31, 2002

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	585	601
Opened	3	2
Closed	(3)	(10)
Sold to franchisees	—	(9)
End of period	585	584
International Company-owned:
Beginning of period	9	10
Converted	—	1
Sold to franchisees	(2)	(2)
End of period	7	9
U.S. franchised:
Beginning of period	2,000	1,988
Opened	15	20
Closed	(9)	(13)
Acquired from Company	—	9
End of period	2,006	2,004
International franchised:
Beginning of period	198	130
Opened	8	6
Closed	(6)	(1)
Converted	—	8
Acquired from Company	2	2
End of period	202	145
Total restaurants - end of period	2,800	2,742

Perfect Pizza Restaurant Progression:
Company-owned:
Beginning of period	—	3
Converted	—	(1)
End of period	—	2
Franchised:
Beginning of period	144	190
Converted	—	(8)
Closed	(2)	(1)
End of period	142	181
Total restaurants - end of period	142	183

Results of Operations

Revenues.  Total revenues were $232.3 million for the first quarter of 2003, representing a decrease of 5.4%, from $245.7 million for the same period in 2002.

Domestic corporate restaurant sales were $106.2 million compared to $112.5 million for the same period in 2002. This 5.6% decrease is primarily due to the 5.3% decrease in comparable sales for the 2003 quarter.

Domestic franchise sales decreased 3.1% to $329.6 million from $340.3 million for the same period in 2002 primarily resulting from a 4.8% decrease in comparable sales for the 2003 quarter, partially offset by an increase in the number of equivalent franchise units and an increase in average sales volumes for franchise units not included in the comparable sales unit base. “Equivalent restaurants” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Domestic franchise royalties were $12.5 million in the first quarter of 2003, a 4.1% decrease from $13.1 million for the comparable period in 2002, primarily due to the previously mentioned decline in franchised sales.

The comparable sales base and average weekly sales for 2003 and 2002 for domestic corporate and domestic franchised restaurants consisted of the following:

	Three Months Ended March 30, 2003		Three Months Ended March 31, 2002
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	585	2,006	584	2,004
Equivalent units	577	1,982	585	1,976
Comparable sales base units	563	1,896	560	1,809
Comparable sales base percentage	97.6%	95.7%	95.7%	91.6%
Average weekly sales - comparable units	$14,247	$12,862	$14,985	$13,462
Average weekly sales - other units	$10,734	$11,270	$10,714	$10,915
Average weekly sales - all units	$14,161	$12,793	$14,801	$13,247

We believe our sales results continue to be affected by very competitive pricing and promotional activity within the delivery and carry-out pizza category, as well as overall weakness within the category.

Domestic franchise and development fees, including amounts recognized upon development cancellation, were $331,000 in the quarter compared to $534,000 for the same period in 2002 as there were 15 domestic franchise restaurant openings in 2003 compared to 20 in 2002.

Domestic commissary and other sales decreased to $105.4 million in the first quarter of 2003 from $111.8 million for the comparable period in 2002, primarily as a result of lower commissary sales due to lower volumes and lower cheese and other commodity costs.

International revenues consist of the Papa John’s United Kingdom (U.K.) operations, denominated in British Pounds Sterling and converted to U.S. dollars (93% of 2003 international revenues) and combined revenues from operations in 10 other international markets denominated in U.S. dollars. Total international revenues were $7.8 million compared to $7.7 million for the same period in 2002, as decreases in Papa John’s U.K. royalties, development fees and commissary revenues in local currency were offset by a favorable exchange rate impact of $780,000.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 17.7% in the first quarter of 2003 compared to 21.9% for the same period in 2002, consisting of the following differences:

•                       Cost of sales was 1.5% lower in 2003, due to lower cheese and other commodity costs.

•                       Salaries and benefits were 3.9% higher in 2003, reflecting the impact of the across-the-board increase in base pay for General Managers and Assistant Managers implemented during the third quarter of 2002, and the loss of leverage on fixed salaries due to the decrease in sales. Additionally, in connection with the field management realignment announced in January, we have increased staffing levels and implemented an incentive plan providing greater bonus opportunities for General Managers and Assistant Managers.

•                       Advertising and related costs were 0.8% higher reflecting the lower than anticipated sales and increased national television spending in 2003, partially offset by reduced local market co-op spending. Local store marketing expenditures were relatively consistent between the periods.

•                       Occupancy costs were 0.6% higher in 2003 due primarily to increased general insurance costs combined with lower sales.

•                       Other operating expenses were 0.4% higher in 2003 due primarily to increased repairs and maintenance and workers’ compensation costs.

Domestic commissary and other margin was 10.2% in the first quarter of 2003 compared to 9.4% for the same period in 2002. Cost of sales was 70.5% of revenues in 2003 compared to 72.9% in 2002 primarily due to lower food costs incurred by the commissaries (principally cheese, which has a fixed dollar as opposed to fixed percentage mark-up), a decrease in lower margin equipment sales and an increase in the sales of higher-margin insurance-related services to franchisees.  Salaries and benefits and other operating costs increased to 19.3% in 2003 from 17.7% in 2002, primarily as a result of lower sales by commissaries (certain operating costs are fixed in nature), and an increase in fuel and insurance costs.

International operating margin decreased to 13.8% in 2003 from 15.4% in 2002 primarily due to increased delivery costs associated with the Papa John’s U.K. commissary operation.

General and administrative expenses were $16.6 million or 7.1% of revenues in the first quarter of 2003 compared to $18.3 million or 7.5% of revenues in the same period in 2002. The primary components of the $1.7 million decrease are the previously mentioned restaurant field management realignment, which eliminated a layer of field management previously included in G&A, and a reduction in corporate and restaurant field management bonuses. These reductions more than offset the incremental costs incurred in 2003 related to the 2002 implementation of certain restaurant quality initiatives, intended to better evaluate and monitor the quality and consistency of the customer experience.

A provision for uncollectible notes receivable of $426,000 was recorded in the first quarter of 2003 as compared to $713,000 for the same period in 2002. The provision was based on our evaluation of our franchise loan portfolio, and primarily relates to specific loans for which certain scheduled payments have been deferred as part of an overall financing arrangement.

Pre-opening and other general expenses were $566,000 in the first quarter of 2003 compared to $2.2 million for the comparable period in 2002.  The 2003 amount includes $68,000 of pre-opening costs, $50,000 of relocation costs and $311,000 of disposition and valuation related costs of restaurants and other assets. The 2002 pre-opening and other general expenses amount includes $12,000 of pre-opening costs, $408,000 of relocation costs and $1.7 million related to disposition or valuation losses for restaurants and other assets.

Depreciation and amortization was $7.9 million (3.4% of revenues) for the first quarter of 2003 as compared to $7.8 million (3.2% of revenues) for the same period in 2002.

Net interest. Net interest expense was $1.7 million in the first quarter of 2003 as compared to $1.5 million in 2002, primarily due to increased debt levels related to stock repurchases and lower interest income from franchisee notes receivable in 2003.

Income Tax Expense. The effective income tax rate was 37.5% in both 2003 and 2002.

Operating Income and Earnings Per Common Share.  Operating income for the three months ended March 30, 2003 was $19.2 million or 8.3% of revenues, compared to $22.1 million or 9.0% of revenues for the comparable period in 2002. The decrease in operating income is primarily due to a decrease in the operating results of our domestic restaurant segment, primarily due to lower sales, for the first quarter of 2003 compared to the same period of 2002.

Diluted earnings per share were $0.61 in 2003 compared to $0.60 in 2002. In December 1999, we began a share repurchase program of our common stock. The repurchase of our common shares in 2003 and 2002 resulted in an increase in diluted earnings per share of approximately $0.07 for the first quarter of 2003 in comparison to the same period for 2002.

Liquidity and Capital Resources

Our debt, which has been incurred primarily to fund the stock repurchase program, was $119.9 million at March 30, 2003 compared to $140.1 million at December 29, 2002. The revolving line of credit allows us to borrow up to $175.0 million with an expiration date of January 2006. Outstanding balances accrue interest at 62.5 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. The commitment fee on the unused balance ranges from 15.0 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).

Cash flow from operations decreased to $25.9 million for the three months ended March 30, 2003, from $26.9 million for the comparable period in 2002, due primarily to a decrease in net income, partially offset by favorable changes in components of working capital.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of quality control centers and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. Additionally, we began a common stock repurchase program in December 1999. During the three months ended March 30, 2003, loan repayments on our revolving line of credit of $20.0 million, common stock repurchases of $4.1 million, and capital expenditures of $3.9 million were funded primarily by cash flow from operations, net loan repayments from franchisees and available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to $375.0 million of our common stock through December 28, 2003. Through March 30, 2003, an aggregate of $349.8 million has been repurchased (representing 13.5 million shares, or approximately 44.3% of shares outstanding at the time the repurchase program was initiated, at an average price of $25.89 per share). Approximately 17.9 million shares were outstanding as of March 30, 2003 (approximately 18.0 million shares on a fully-diluted basis). We have not repurchased any shares of stock since March 30, 2003.

Capital resources available at March 30, 2003, include $8.0 million of cash and cash equivalents and approximately $36 million remaining borrowing capacity, reduced for outstanding letters of credit of $19.0 million, under a $175.0 million, three-year, unsecured revolving line of credit agreement expiring in January 2006. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2003 from these resources and operating cash flows.

Forward-Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the uncertainties associated with litigation; the selection and availability of suitable restaurant locations; the ability of the Company and its franchisees to open new restaurants and operate new and existing restaurants profitably; increases in commodities, labor and insurance costs; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; higher than anticipated construction costs; the hiring, training and retention of management and other personnel; changes in pricing or other marketing or promotional strategies of one or more of our major competitors; new product and concept developments by food industry competitors; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; and federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. These factors might be especially harmful to the financial viability of franchisees in under-penetrated or emerging markets, possibly leading to greater unit closings than anticipated. Our domestic and international operations could be negatively impacted by significant changes in international economic, political and public health conditions in the countries in which the Company or its franchisees operate. In addition, our international operations are subject to additional factors, including currency regulations and fluctuations; differing cultures and consumer preferences; diverse government regulations and structures; availability and cost of land and construction; ability to source high quality ingredients and other commodities in a cost-effective manner; differing interpretation of the obligations established in franchise agreements with international franchisees; and the successful conversion of Perfect Pizza restaurants to Papa John’s restaurants. See “Part I. Item 1. – Business Section – Forward-Looking Statements” of the Annual Report on Form 10-K for the fiscal year ended December 29, 2002 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at March 30, 2003 is principally composed of a $119.6 million outstanding principal balance on the $175.0 million revolving line of credit facility. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 62.5 to 100.0 basis point spread, tiered based upon debt and cash flow levels. The interest rate on the revolving line of credit was 2.06% as of March 30, 2003. In March 2000, we entered into a $100.0 million interest rate collar, which was effective until March 10, 2003. The collar established a 6.36% floor and a 9.50% ceiling on the LIBOR base rate on a no-fee basis. In November 2001, we entered into an interest rate swap agreement that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006. Accordingly, in connection with the expiration of the interest rate collar and initiation of the interest rate swap in March 2003, interest expense on the first $100.0 million of outstanding debt will decrease approximately $1.0 million on an annualized basis.

The effective interest rate on the line of credit, including the impact of the interest rate swap agreement, was 5.40% as of March 30, 2003. An increase in the interest rate of 100 basis points on the debt balance outstanding as of March 30, 2003, as mitigated by the interest rate swap based on present interest rates, would increase interest expense approximately $196,000 annually.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on our operating results.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have a purchasing arrangement with a third-party entity, BIBP Commodities, Inc. (BIBP), formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility. Under this arrangement, we are able to purchase cheese at a fixed price per pound throughout a given quarter, based in part on historical average cheese prices. Gains and losses incurred by the selling entity are used as a factor in determining adjustments to the selling price over time. As a result, for any given quarter, the established price paid by the Company may be less than or greater than the prevailing average market price. Over the long term, we expect to purchase cheese at a price approximating the actual average market price, with less short-term volatility. The average quarterly block market price and the equivalent block market price paid by Papa John’s by quarter for 2003 and 2002 are as follows:

	Block Market Price		Increase / (Decrease)	Price Paid by Papa John’s			Increase / (Decrease)
	2003	2002		2003		2002

Quarter 1	$1.115	$1.254	(11.1)%	$1.159		$1.403	(17.4)%
Quarter 2	N/A	1.205	N/A	1.122		1.323	(15.2)%
Quarter 3	N/A	1.129	N/A	1.232	*	1.450	(15.0)%
Quarter 4	N/A	1.155	N/A	N/A		1.290	N/A
Full Year	N/A	$1.186	N/A	N/A		$1.367	N/A

N/A - not available.

*The Quarter 3 - 2003 price paid by Papa John’s is an estimate. The actual price to be paid by Papa John’s will be determined prior to the beginning of the third quarter based upon an establised pricing formula.

We do not generally make use of financial instruments to hedge commodity prices, in part because of the purchasing arrangement with BIBP.

Item 4. Controls and Procedures

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

Item 6.  Exhibits and Reports on Form 8-K

a.          Exhibits

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Cautionary Statements. Exhibit 99.3 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (Commission File No. 0-21660) is incorporated herein by reference.

b.         Current Reports on Form 8-K.

1.                       We filed a Current Report on Form 8-K on March 5, 2003, attaching a press release dated February 25, 2003, announcing our fourth quarter and full-year 2002 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 12, 2003	/s/ J. David Flanery
J. David Flanery,
Senior Vice President of Finance (Principal Accounting Officer)

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

Date: May 12, 2003	/s/ John H. Schnatter
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

Date: May 12, 2003	/s/ J. David Flanery
J. David Flanery
Senior Vice President of Finance (Principal Accounting Officer)