Form 10-Q
period 2003-06-29
PAPA JOHNS INTERNATIONAL INC
filed 2003-08-11
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2003

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

Yes ☒                             No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes ☒                             No☐

At August 7, 2003, there were outstanding 17,929,524 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	June 29, 2003	December 29, 2002
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$3,886	$9,499
Accounts receivable	18,918	16,763
Inventories	15,528	16,341
Prepaid expenses and other current assets	13,822	10,955
Deferred income taxes	3,875	3,875
Total current assets	56,029	57,433

Investments	8,339	7,742
Net property and equipment	214,887	223,599
Notes receivable from franchisees and affiliates	12,320	14,122
Goodwill	48,852	48,756
Other assets	13,537	13,817

Total assets	$353,964	$365,469

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,341	$23,579
Income and other taxes	16,295	16,230
Accrued expenses	37,237	34,658
Current portion of debt	250	235
Total current liabilities	75,123	74,702

Unearned franchise and development fees	4,758	3,915
Long-term debt, net of current portion	105,000	139,850
Deferred income taxes	3,194	2,445
Other long-term liabilities	25,028	22,610

Stockholders’ equity:
Preferred stock	—	—
Common stock	315	314
Additional paid-in capital	212,887	212,107
Accumulated other comprehensive loss	(4,904)	(5,314)
Retained earnings	282,197	260,358
Treasury stock	(349,634)	(345,518)
Total stockholders’ equity	140,861	121,947

Total liabilities and stockholders’ equity	$353,964	$365,469

Note:                   The balance sheet at December 29, 2002 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Domestic revenues:
Restaurant sales	$103,372	$108,248	$209,614	$220,797
Franchise royalties	12,480	13,020	24,997	26,070
Franchise and development fees	208	418	539	952
Commissary sales	90,048	94,892	183,916	194,913
Other sales	12,207	11,962	23,764	23,763
International revenues:
Royalties and franchise and development fees	1,614	1,495	3,098	2,905
Restaurant and commissary sales	6,540	6,548	12,823	12,848
Total revenues	226,469	236,583	458,751	482,248
Costs and expenses:
Domestic restaurant expenses:
Cost of sales	22,567	24,546	46,063	51,057
Salaries and benefits	33,383	31,413	67,577	63,295
Advertising and related costs	9,411	8,792	19,173	18,229
Occupancy costs	6,500	5,760	12,594	11,562
Other operating expenses	13,282	14,154	27,201	28,431
	85,143	84,665	172,608	172,574
Domestic commissary and other expenses:
Cost of sales	70,335	75,824	144,700	157,288
Salaries and benefits	7,072	7,417	14,402	14,999
Other operating expenses	15,694	12,488	28,715	24,714
	93,101	95,729	187,817	197,001
International operating expenses	5,527	5,518	10,943	10,845
General and administrative expenses	16,509	19,012	33,061	37,322
Provision for uncollectible notes receivable	375	756	801	1,469
Other general expenses (income)	(855)	1,363	(289)	3,524
Depreciation and amortization	7,807	8,035	15,717	15,884
Total costs and expenses	207,607	215,078	420,658	438,619
Operating income	18,862	21,505	38,093	43,629
Investment income	162	198	416	542
Interest expense	(1,659)	(1,883)	(3,567)	(3,758)
Income before income taxes	17,365	19,820	34,942	40,413
Income tax expense	6,511	7,433	13,103	15,155
Net income	$10,854	$12,387	$21,839	$25,258

Basic earnings per common share	$.61	$.60	$1.22	$1.20
Earnings per common share - assuming dilution	$.60	$.59	$1.21	$1.19

Basic weighted average shares outstanding	17,905	20,656	17,912	21,009
Diluted weighted average shares oustanding	17,999	20,988	18,011	21,265

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at December 30, 2001	22,147	$310	$201,797	$(2,934)	$213,561	$(217,102)	$195,632
Comprehensive income:
Net income	—	—	—	—	25,258	—	25,258
Change in valuation of interest rate collar and swap agreements, net of tax of $531	—	—	—	(866)	—	—	(866)
Other, net	—	—	—	93	—	—	93
Comprehensive income							24,485
Exercise of stock options	355	4	8,229	—	—	—	8,233
Tax benefit related to exercise of non-qualified stock options	—	—	920	—	—	—	920
Acquisition of treasury stock	(2,105)	—	—	—	—	(60,236)	(60,236)
Other	—	—	39	—	—	—	39
Balance at June 30, 2002	20,397	$314	$210,985	$(3,707)	$238,819	$(277,338)	$169,073

Balance at December 29, 2002	18,041	$314	$212,107	$(5,314)	$260,358	$(345,518)	$121,947
Comprehensive income:
Net income	—	—	—	—	21,839	—	21,839
Change in valuation of interest rate collar and swap agreements, net of tax of $171	—	—	—	278	—	—	278
Other, net	—	—	—	132	—	—	132
Comprehensive income							22,249
Exercise of stock options	33	1	601	—	—	—	602
Tax benefit related to exercise of non-qualified stock options	—	—	96	—	—	—	96
Acquisition of treasury stock	(150)	—	—	—	—	(4,116)	(4,116)
Other	—	—	83	—	—	—	83
Balance at June 29, 2003	17,924	$315	$212,887	$(4,904)	$282,197	$(349,634)	$140,861

At June 30, 2002, the accumulated other comprehensive loss of $3,707 was composed of net unrealized loss on the interest rate collar and swap agreements of $3,243 and unrealized foreign currency translation losses of $464.

At June 29, 2003, the accumulated other comprehensive loss of $4,904 was composed of net unrealized loss on the interest rate swap agreement of $4,750 and unrealized foreign currency translation losses of $154.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 29, 2003	June 30, 2002

Operating activities
Net cash provided by operating activities	$38,785	$49,514

Investing activities
Purchase of property and equipment	(7,599)	(10,105)
Purchase of investments	(598)	(2,292)
Loans to franchisees and affiliates	(50)	(739)
Loan repayments from franchisees and affiliates	1,460	2,825
Acquisitions	(150)	(781)
Proceeds from divestitures of restaurants	400	130
Other	189	175
Net cash used in investing activities	(6,348)	(10,787)

Financing activities
Net (repayments) proceeds from line of credit facility	(34,600)	7,500
Payments on long-term debt	(235)	(225)
Proceeds from exercise of stock options	602	8,233
Acquisition of treasury stock	(4,116)	(60,236)
Other	167	182
Net cash used in financing activities	(38,182)	(44,546)

Effect of exchange rate changes on cash and cash equivalents	132	93

Change in cash and cash equivalents	(5,613)	(5,726)
Cash and cash equivalents at beginning of period	9,499	17,609

Cash and cash equivalents at end of period	$3,886	$11,883

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 29, 2003

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 29, 2003, are not necessarily indicative of the results that may be expected for the year ended December 28, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 29, 2002.

2.              Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Basic earnings per common share:
Net income	$10,854	$12,387	$21,839	$25,258

Weighted average shares outstanding	17,905	20,656	17,912	21,009
Basic earnings per common share	$0.61	$0.60	$1.22	$1.20

Earnings per common share - assuming dilution:
Net income	$10,854	$12,387	$21,839	$25,258

Weighted average shares outstanding	17,905	20,656	17,912	21,009
Dilutive effect of outstanding common stock options	94	332	99	256
Diluted weighted average shares outstanding	17,999	20,988	18,011	21,265
Earnings per common share - assuming dilution	$0.60	$0.59	$1.21	$1.19

3.              Stock-Based Compensation

Effective at the beginning of fiscal 2002, we elected to expense the cost of employee stock options in accordance with the fair value method contained in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the fair value for options is estimated at the date of grant using a Black-Scholes option pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. The election applies to all stock options issued after the effective date. Prior to 2002, we accounted for employee stock options under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB No. 25, no compensation expense is recognized provided the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income as reported	$10,854	$12,387	$21,839	$25,258
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14	18	27	18
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(99)	(247)	(214)	(456)
Pro forma net income	$10,769	$12,158	$21,652	$24,820

Earnings per share:
Basic - as reported	$0.61	$0.60	$1.22	$1.20
Basic - pro forma	$0.60	$0.59	$1.21	$1.18
Assuming dilution - as reported	$0.60	$0.59	$1.21	$1.19
Assuming dilution - pro forma	$0.60	$0.58	$1.20	$1.17

4.              Accounting for Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), that addresses the potential consolidation of Variable Interest Entities (VIE’s).

We have a purchasing arrangement with BIBP, formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. The purchase of cheese by PJFS from BIBP is not guaranteed. PJFS purchased $30.1 million and $61.8 million of cheese from BIBP for the three and six months ended June 29, 2003, respectively, and $37.4 million and $78.4 million of cheese in the comparable periods in 2002, respectively.

Effective at the beginning of the third quarter 2003, we will adopt FIN 46. The provisions of FIN 46 significantly alter the method for evaluating whether certain VIE’s, as defined, should be consolidated in a company’s financial statements. We previously disclosed the potential applicability of FIN 46 to BIBP Commodities, Inc. (BIBP), a franchisee-owned corporation through which the cheese purchasing program is conducted. We will consolidate the financial results of BIBP beginning in the third quarter of 2003. A cumulative effect adjustment will not be recorded, since BIBP has a surplus in stockholders’ equity at June 29, 2003.

BIBP has a $15.0 million line of credit with a commercial bank. The $15.0 million line of credit is not guaranteed by Papa John’s. Papa John’s has a commitment to lend up to $2.6 million to BIBP if the $15.0 million line of credit is fully utilized. BIBP did not have any outstanding borrowings under either credit facility at June 29, 2003, December 29, 2002 or June 30, 2002.

Gains or losses incurred by BIBP, due to differences in the actual market price of cheese purchased and the established quarterly sales price, are factors used to determine the price for subsequent quarters. Had BIBP not been in existence and PJFS had therefore been required to purchase cheese at actual market prices, our consolidated net income would have decreased by approximately $38,000 and increased by $171,000 for the three and six months ended June 29, 2003, respectively, and increased by approximately $506,000 and $1.2 million for the comparable periods in 2002, assuming that all price volatility related to cheese purchased for resale to franchise-owned restaurants had been passed on to the franchisees via adjustment to sales prices.

The following are summarized financial statements of BIBP:

Summarized Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Sales to PJFS	$30,082	$37,387	$61,813	$78,439
Cost of sales	(30,347)	(34,119)	(60,745)	(70,742)
Administrative expense	(74)	(42)	(112)	(57)
Interest income (expense)	93	9	140	(11)
Income (loss) before income taxes	(246)	3,235	1,096	7,629
Income tax benefit (expense)	95	(1,245)	(422)	(2,937)
Net income (loss)	$(151)	$1,990	$674	$4,692

Summarized Balance Sheets (in thousands):

	June 29, 2003	December 29, 2002

Cash and investments	$10,460	$16,408
Other current assets	10,885	4,491
Total assets	$21,345	$20,899

Current liabilities	$10,043	$10,240
Stockholders’ equity	11,302	10,659
Total liabilities and stockholders’ equity	$21,345	$20,899

Additionally, evolving analysis and interpretation of FIN 46 appear to indicate that the application of FIN 46 may have a more significant impact on franchisors, including the Company, than initially anticipated. As such, we are continuing to evaluate the provisions of FIN 46 and our overall financial relationship with all franchisees, although we have no ownership in the franchise entities.

Based on our interpretation of FIN 46, we will be required to consolidate the financial results of certain franchise entities to which we have extended loans and certain franchise entities in which members of our executive management or Board of Directors have a significant ownership interest. We anticipate the adoption of FIN 46 will result in a cumulative effect adjustment in the third quarter of 2003, specifically related to the previously mentioned franchise entities, which will reduce our 2003 income.  We have not completed our evaluation of the requirements of FIN 46 with respect to our specific facts. Accordingly, no estimate of the amount of the cumulative effect adjustment or of the ongoing financial statement impact is currently available.

5.              Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income	$10,854	$12,387	$21,839	$25,258
Change in valuation of interest rate collar and swap agreements, net of tax	(57)	(1,474)	278	(866)
Other, net	156	156	132	93
Comprehensive income	$10,953	$11,069	$22,249	$24,485

6.              Income from Legal Settlement

During the second quarter of 2003, we recorded $2.0 million of income derived from the settlement of a litigation matter. The $2.0 million of income is included in Other general expenses (income) in the consolidated statements of income.

7.              Segment Information

We have defined four reportable segments: domestic restaurants, domestic commissaries, domestic franchising and international operations.

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues from retail sales of pizza and side items such as breadsticks, cheesesticks, chicken strips and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants.  The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and commissary operation located in the United Kingdom, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

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

Our segment information is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Revenues from external customers:
Domestic restaurants	$103,372	$108,248	$209,614	$220,797
Domestic commissaries	90,048	94,892	183,916	194,913
Domestic franchising	12,688	13,438	25,536	27,022
International	8,154	8,043	15,921	15,753
All others	12,207	11,962	23,764	23,763
Total revenues from external customers	$226,469	$236,583	$458,751	$482,248

Intersegment revenues:
Domestic commissaries	$27,969	$29,708	$57,444	$62,555
Domestic franchising	193	175	372	331
International	1,081	651	2,118	1,216
All others	3,345	4,242	6,506	9,386
Total intersegment revenues	$32,588	$34,776	$66,440	$73,488

Income (loss) before income taxes (A):
Domestic restaurants (B)	$69	$6,493	$960	$12,248
Domestic commissaries	5,671	6,557	11,306	12,281
Domestic franchising	11,879	12,807	24,097	25,809
International	340	338	4	570
All others (C)	(782)	773	61	1,352
Unallocated corporate expenses (D)	264	(7,108)	(1,338)	(11,812)
Elimination of intersegment profits	(76)	(40)	(148)	(35)
Total income before income taxes	$17,365	$19,820	$34,942	$40,413

Fixed assets:
Domestic restaurants	$158,748
Domestic commissaries	68,290
International	3,566
All others	11,938
Unallocated corporate assets	112,696
Accumulated depreciation and amortization	(140,351)
Net fixed assets	$214,887

A.                The 2003 segment data reflect an increase in the rate of administrative costs allocation to domestic restaurants. The 2002 proforma amounts, adjusted to reflect the 2003 increase in the administrative costs allocation would be $4.7 million and $8.5 million for domestic restaurants for the three and six months ended June 30, 2002, respectively, and losses of ($5.3 million) and ($8.1 million) for unallocated corporate expenses for the three and six months ended June 30, 2002, respectively.

B.                  The decrease in domestic restaurants from the 2002 proforma income of $4.7 million and $8.5 million for the three and six month periods is primarily due to 4.7% and 5.0% decreases in comparable sales for the 2003 respective periods, an increase in labor costs primarily due to an across-the-board increase in base pay for General Managers and Assistant Managers implemented in the third quarter of 2002, an increase in advertising and related costs, and an increase in general insurance and utility costs, partially offset by lower cheese and commodity costs. The six-month period ended June 29, 2003 was partially offset by fewer disposition and valuation losses than the comparable six-month period.

C.                  The decrease in pre-tax income for the three and six months ended June 29, 2003, as compared to the corresponding 2002 periods is primarily due to a change in estimate in the second quarter of 2003, which resulted in a $2.4 million increase in claims loss reserves related to the franchisee insurance program, partially offset by increased printing and promotional sales.

D.                 The reduction in unallocated corporate expenses from the 2002 proforma losses of ($5.3 million) and ($8.1 million) for the three and six-month periods are primarily due to the recognition of $2.0 million of income from the settlement of a litigation matter in the second quarter of 2003, lower provisions for uncollectible notes receivable, a reduction in corporate management bonuses and labor expenses, and the fact that the comparable periods included costs related to the refurbishment plan concerning our heated delivery bag system.

8.              Subsequent Event

On August 6, 2003, the Board of Directors adopted the Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors (the Plan).  The Plan calls for the authorization of 350,000 shares of common stock to be reserved for issuance pursuant to Plan provisions.  Each Non-Employee Director serving as a Director as of August 5, 2003 will receive an initial grant of an option for 7,000 shares.  Non-Employee Directors elected or appointed to the Board subsequent to August 5, 2003, other than on an Annual Meeting date, will receive a pro-rated initial grant.  An annual grant of an option for 7,000 shares will be made on each future Annual Meeting date to qualifying Non-Employee Directors.  All options granted pursuant to the Plan will have a twelve-month vesting period and a thirty-month term, and will have an exercise price equal to the fair market price of the Company’s common stock as of the date of grant.  The Plan has a five-year term from the date of adoption and is subject to approval by shareholders at the May 2004 Annual Meeting

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accounting Changes

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46), that addresses the potential consolidation of Variable Interest Entities (VIE’s).

Effective at the beginning of the third quarter 2003, we will adopt FIN 46. The provisions of FIN 46 significantly alter the method for evaluating whether certain VIE’s, as defined, should be consolidated in a company’s financial statements. We previously disclosed the potential applicability of FIN 46 to BIBP Commodities, Inc. (BIBP), a franchisee-owned corporation through which the cheese purchasing program is conducted. We will consolidate the financial results of BIBP beginning in the third quarter of 2003. A cumulative effect adjustment will not be recorded, since BIBP has a surplus in stockholders’ equity at June 29, 2003.

Additionally, evolving analysis and interpretation of FIN 46 appear to indicate that the application of FIN 46 may have a more significant impact on franchisors, including the Company, than initially anticipated. As such, we are continuing to evaluate the provisions of FIN 46 and our overall financial relationship with all franchisees, although we have no ownership in the franchise entities.

Based on our interpretation of FIN 46, we will be required to consolidate the financial results of certain franchise entities to which we have extended loans and certain franchise entities in which members of our executive management or Board of Directors have a significant ownership interest. We anticipate the adoption of FIN 46 will result in a cumulative effect adjustment in the third quarter of 2003, specifically related to the previously mentioned franchise entities, which will reduce our 2003 income.  We have not completed our evaluation of the requirements of FIN 46 with respect to our specific facts.  Accordingly, no estimate of the amount of the cumulative effect adjustment or of the ongoing financial statement impact is currently available.

Restaurant Progression:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	585	584	585	601
Opened	2	3	5	5
Closed	(2)	(3)	(5)	(13)
Acquired from franchisees	—	3	—	3
Sold to franchisees	—	—	—	(9)
End of period	585	587	585	587
International Company-owned:
Beginning of period	7	9	9	10
Closed	(1)	—	(1)	—
Converted	—	—	—	1
Acquired from franchisees	1	—	1	—
Sold to franchisees	(2)	—	(4)	(2)
End of period	5	9	5	9
U.S. franchised:
Beginning of period	2,006	2,004	2,000	1,988
Opened	10	19	25	39
Closed	(12)	(19)	(21)	(32)
Acquired from Company	—	—	—	9
Sold to Company	—	(3)	—	(3)
End of period	2,004	2,001	2,004	2,001
International franchised:
Beginning of period	202	145	198	130
Opened	9	11	17	17
Closed	(9)	(1)	(15)	(2)
Converted	—	11	—	19
Acquired from Company	2	—	4	2
Sold to Company	(1)	—	(1)	—
End of period	203	166	203	166
Total restaurants — end of period	2,797	2,763	2,797	2,763

Perfect Pizza Restaurant Progression:
Company-owned
Beginning of period	—	2	—	3
Converted	—	—	—	(1)
End of period	—	2	—	2
Franchised
Beginning of period	142	181	144	190
Opened	1	2	1	2
Closed	(2)	(3)	(4)	(4)
Converted	—	(11)	—	(19)
End of period	141	169	141	169
Total restaurants - end of period	141	171	141	171

Results of Operations

Revenues.  Total revenues decreased 4.3% to $226.5 million for the three months ended June 29, 2003, from $236.6 million for the comparable period in 2002, and decreased 4.9% to $458.8 million for the six months ended June 29, 2003, from $482.2 million for the comparable period in 2002.

Domestic corporate restaurant sales decreased 4.5% to $103.4 million for the three months ended June 29, 2003, from $108.2 million for the same period in 2002, and decreased 5.1% to $209.6 million for the six months ended June 29, 2003, from $220.8 million for the comparable period in 2002. These decreases are primarily due to the 4.7% and 5.0% decreases in comparable sales for the three and six month periods in 2003.

Domestic franchise sales decreased 3.4% to $324.6 million for the three months ended June 29, 2003, from $336.1 million for the same period in 2002, and decreased 3.3% to $654.3 million for the six months ended June 29, 2003, from $676.3 million for the comparable period in 2002. These decreases primarily resulted from decreases of 4.8% in comparable sales for both the three and six month periods, partially offset by increases in the number of equivalent franchise units and an increase in average sales volumes for franchise units not included in the comparable sales unit base. “Equivalent restaurants” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Domestic franchise royalties decreased 4.1% to $12.5 million for the three months ended June 29, 2003, from $13.0 million for the comparable period in 2002, and decreased 4.1% to $25.0 million for the six months ended June 29, 2003, from $26.1 million for the same period in 2002 due to the decrease in franchise sales noted above.

The comparable sales base and average weekly sales for 2003 and 2002 for domestic corporate and franchised restaurants consisted of the following:

	Three Months Ended
	June 29, 2003		June 30, 2002
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	585	2,004	587	2,001
Equivalent units	578	1,990	578	1,986
Comparable sales base units	563	1,906	557	1,840
Comparable sales base percentage	97.4%	95.8%	96.4%	92.6%
Average weekly sales - comparable units	$13,841	$12,626	$14,532	$13,222
Average weekly sales - other units	$10,761	$10,853	$11,028	$10,404
Average weekly sales - all units	$13,762	$12,552	$14,404	$13,014

	Six Months Ended
	June 29, 2003		June 30, 2002
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	585	2,004	587	2,001
Equivalent units	578	1,986	582	1,981
Comparable sales base units	561	1,886	555	1,794
Comparable sales base percentage	97.1%	95.0%	95.4%	90.6%
Average weekly sales - comparable units	$14,055	$12,772	$14,790	$13,387
Average weekly sales - other units	$10,775	$10,779	$10,710	$10,672
Average weekly sales - all units	$13,961	$12,672	$14,603	$13,130

We believe our sales results continue to be impacted by weakness in the delivery and carry-out pizza segment and competitive pricing and promotional activity within the segment.

Domestic franchise and development fees, including amounts recognized upon development cancellation or franchise renewal and transfer, were $208,000 for the three months ended June 29, 2003, compared to $418,000 for the same period in 2002, and decreased to $539,000 for the six months ended June 29, 2003, from $952,000 for the same period in 2002. These decreases were due to 10 and 25 domestic franchise openings, respectively, during the three and six months ended June 29, 2003, compared to 19 and 39 opened during the same periods in 2002.

Domestic commissary and other sales decreased to $102.3 million for the three months ended June 29, 2003, from $106.9 million for the comparable period in 2002, and decreased to $207.7 million for the six months ended June 29, 2003, from $218.7 million for the comparable period in 2002. These decreases were a result of lower commissary sales due to reduced volumes and lower cheese and other commodity costs, and lower equipment sales in 2003 as a result of outsourcing this function in late 2002, partially offset by an increase in print services sales and an increase in revenues from insurance-related services provided to our franchisees.

International revenues consist of the Papa John’s United Kingdom (U.K.) operations, denominated in British Pounds Sterling and converted to U.S. dollars (92% and 93% of international revenues for the three and six-month periods in 2003, respectively) and combined revenues from operations in 10 other international markets denominated in U.S. dollars.  Total international revenues increased 1.4% to $8.2 million for the three months ended June 29, 2003, compared to $8.0 million for the same period in 2002, and increased 1.1% to $15.9 million for the six months ended June 29, 2003, compared to $15.8 million for the same period in 2002. The increases are due to favorable exchange rate impacts of $700,000 for the three-month period and $1.5 million for the six-month period, partially offset by decreases in Papa John’s U.K. restaurant and commissary revenues. The six-month period was also negatively impacted by lower development fees.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 17.6% and 17.7% for the three and six months ended June 29, 2003, compared to 21.8% for the same periods in 2002, consisting of the following differences:

•                  Cost of sales were 0.9% and 1.2% lower for the three and six month periods in 2003 compared to the same periods in 2002 due to lower cheese and other commodity costs, partially offset by portion increases for several core pizza products implemented during the second quarter 2003.

•                  Salaries and benefits were 3.3% and 3.6% higher for the three and six-month periods in 2003 reflecting the impact of the across-the-board increase in base pay for General Managers and Assistant Managers implemented during the third quarter of 2002, the loss of leverage on fixed salaries due to the decrease in sales and increased health insurance costs. Additionally, in connection with the field management realignment announced in January, we have increased restaurant staffing levels and implemented an incentive plan providing greater bonus opportunities for General Managers and Assistant Managers.

•                  Advertising and related costs were 1.0% and 0.9% higher for the three and six months ended June 29, 2003, reflecting lower than anticipated sales and increased national television spending, partially offset by reduced local market co-op spending. Local store marketing expenditures were relatively consistent between the periods.

•                  Occupancy costs were 1.0% and 0.8% higher for the three and six months ended June 29, 2003 compared to the same periods in 2002 due primarily to increased general insurance and utility costs combined with lower sales.

•                  Other operating expenses were relatively consistent as a percentage of sales.

Domestic commissary and other margin was 9.0% and 9.6% for the three and six months ended June 29, 2003, compared to 10.4% and 9.9% for the same periods in 2002. Cost of sales was 68.8% for the three months ended June 29, 2003, compared to 71.0% for the same period in 2002, and 69.7% for the six months ended June 29, 2003, compared to 71.9% for the same period in 2002. These decreases were due to lower food costs incurred by the commissaries (principally cheese, which has a fixed dollar as opposed to fixed percentage mark-up), decreases in lower margin equipment sales and an increase in the sales of insurance-related services to franchisees. Salaries and benefits were relatively consistent as a percentage of sales for 2003 as compared to 2002. Other operating costs increased to 15.3% for the three months ended June 29, 2003, from 11.7% for the same period in 2002, and increased to 13.8% for the six months ended June 29, 2003, from 11.3% for the same period in 2002. These increases were primarily the result of a $2.4 million increase in claims loss reserves in the second quarter of 2003 related to the franchisee insurance program and lower sales by commissaries (certain operating costs are fixed in nature).

We began the insurance program with our franchisees in October 2000. The $2.4 million increase in existing claims loss reserves reflects the results of an actuarial valuation performed during the second quarter based upon updated claims loss history.  The updated actuarial valuation reflected an increase in estimated claims losses primarily related to non-owned automobile and workers compensation coverage, reflecting increases in general health care costs as well as our specific claims loss history.  Management believes, based on recent actuarial projections, that current premium rates are sufficient to fund future claims losses at adequate levels.

International operating margin decreased to 15.5% and 14.7% for the three and six months ended June 29, 2003, from 15.7% and 15.6% for the same periods in 2002 due to increased distribution costs associated with the Papa John’s U.K. commissary operation.

General and administrative expenses were $16.5 million or 7.3% of revenues for the three months ended June 29, 2003, compared to $19.0 million or 8.0% of revenues for the same period in 2002, and $33.1 million or 7.2% of revenues for the six months ended June 29, 2003, compared to $37.3 million or 7.7% of revenues for the same period in 2002. The primary components of the $2.5 million and $4.3 million decreases are the previously mentioned restaurant field management realignment, which eliminated a layer of management previously included in G&A, and a reduction in corporate and restaurant field management bonuses. These reductions more than offset the incremental costs incurred in 2003 related to the 2002 implementation of certain restaurant quality initiatives, intended to better evaluate and monitor the quality and consistency of the customer experience.

Provisions for uncollectible notes receivable of $375,000 and $801,000, respectively, were recorded in the three and six months ended June 29, 2003, compared to $756,000 and $1.5 million for the same periods of 2002. The provisions were based on our evaluation of our franchise loan portfolio, and primarily relate to specific loans for which certain scheduled payments have been deferred as part of an overall workout arrangement. At June 29, 2003, approximately $12.3 million in notes receivable was outstanding from franchisees and affiliates, net of a $5.4 million reserve for uncollectible amounts.

Other general expenses (income) reflected net income of $855,000 for the three months ended June 29, 2003, compared to net expense of $1.4 million for the comparable period in 2002, and net income of $289,000 for the six months ended June 29, 2003, compared to net expense of $3.5 million for the same period in 2002. The three-month period ended June 29, 2003, included $42,000 of pre-opening costs, $192,000 of relocation costs and $620,000 of disposition and valuation related costs of restaurants and other assets. These costs were more than offset by $2.0 million of income derived from the settlement of a litigation matter. The three-month period ended June 30, 2002, included $62,000 of pre-opening costs, $533,000 of disposition and valuation related costs of restaurants and other assets and $500,000 of costs we agreed to bear in connection with a refurbishment plan concerning our heated delivery bag systems. The six-month period ended June 29, 2003, included $110,000 of pre-opening costs, $242,000 of relocation costs, and $931,000 of disposition and valuation losses for restaurants and other assets. The costs were more than offset by the previously mentioned $2.0 million of income derived from the settlement of a litigation matter. The six-month period ended June 30, 2002, included $74,000 of pre-opening costs, $398,000 of relocation costs, $2.2 million of disposition and valuation losses for restaurants and other assets and $500,000 of costs we agreed to bear in connection with a refurbishment plan concerning our heated delivery bag systems.

Depreciation and amortization was $7.8 million (3.4% of revenues) for the three months ended June 29, 2003, compared to $8.0 million (3.4% of revenues) for the same period in 2002 and $15.7 million (3.4% of revenues for the six months ended June 29, 2003, compared to $15.9 million (3.3% of revenues) for the same period in 2002.

Net interest. Net interest expense was $1.5 million in the second quarter of 2003, compared to $1.7 million in 2002, and $3.2 million for both the six months ended in 2003 and 2002. The decrease for the three-month period is due to a lower effective interest rate on debt. The six-month period remained consistent with 2002 as the lower effective interest rate on debt was offset by lower interest income from investments and franchise notes receivable in 2003.

Income Tax Expense. The effective income tax rate was 37.5% for the three and six months ended June 29, 2003 and June 30, 2002.

Operating Income and Earnings Per Common Share.  Operating income for the three months ended June 29, 2003 was $18.9 million or 8.3% of revenues, compared to $21.5 million or 9.1% of revenues for the same period in 2002, and decreased to $38.1 million or 8.3% of revenues for the six months ended June 29, 2003, from $43.6 million or 9.0% of total revenues for the same period in 2002. The decreases in operating income are primarily due to decreases in the operating results of our domestic restaurant segment, primarily due to lower sales compared to the same periods in 2002.

Diluted earnings per share for the three months ended June 29, 2003 were $0.60 compared to $0.59 in 2002 and $1.21 for the six months ended June 29, 2003 compared to $1.19 in 2002. The repurchase of our common shares in 2003 and 2002 resulted in an increase in diluted earnings per share of approximately $0.05 and $0.12 for the three and six months ended June 29, 2003, in comparison to the same periods for 2002.

Liquidity and Capital Resources

Our debt, which has been incurred primarily to fund the stock repurchase program, was $105.3 million at June 29, 2003 compared to $140.1 million at December 29, 2002. The revolving line of credit allows us to borrow up to $175.0 million with an expiration date of January 2006. Outstanding balances accrue interest at 62.5 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. The commitment fee on the unused balance ranges from 15.0 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).

Cash flow from operations decreased to $38.8 million for the six months ended June 29, 2003, from $49.5 million for the comparable period in 2002, due primarily to a decrease in net income and unfavorable changes in components of working capital, primarily accounts receivable.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of quality control centers and support services facilities and equipment, the enhancement of corporate systems and facilities, and the funding of franchisee loans. Additionally, we began a common stock repurchase program in December 1999. During the six months ended June 29, 2003, loan repayments on our revolving line of credit of $34.6 million, common stock repurchases of $4.1 million, and capital expenditures of $7.6 million were funded primarily by cash flow from operations, net loan repayments from franchisees and available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to $375.0 million of our common stock through December 28, 2003. Through June 29, 2003, an aggregate of $349.8 million has been repurchased (representing 13.5 million shares, or approximately 44.3% of shares outstanding at the time the repurchase program was initiated, at an average price of $25.89 per share). Approximately 17.9 million shares were outstanding as of June 29, 2003 (approximately 18.0 million shares on a fully-diluted basis). We have not repurchased any shares of stock since June 29, 2003.

Capital resources available at June 29, 2003, include $3.9 million of cash and cash equivalents and approximately $49.0 million remaining borrowing capacity, reduced for outstanding letters of credit of $21.0 million, under a $175.0 million, three-year, unsecured revolving line of credit agreement expiring in January 2006. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2003 from these resources and operating cash flows.

Forward Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the uncertainties associated with litigation; increased advertising, promotions and discounting by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the company and its franchisees to open new restaurants and operate new and existing restaurants profitably; increases in food, labor, utilities, employee benefits and similar costs; and economic and political and health conditions in the countries in which the company or its franchisees operate; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; higher than anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; and federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. These factors might be especially harmful to the financial viability of franchisees in under-penetrated or emerging markets, leading to greater unit closings than anticipated. In addition, our international operations are subject to additional factors, including currency regulations and fluctuations; differing cultures and consumer preferences; diverse government regulations and structures; availability and cost of land and construction; ability to source high quality ingredients and other commodities in a cost-effective manner; differing interpretation of the obligations established in franchise agreements with international franchisees; and the successful conversion of Perfect Pizza restaurants to Papa John’s restaurants. See “Part I. Item 1. – Business Section – Forward-Looking Statements” of the Annual Report on Form 10-K for the fiscal year ended December 29, 2002 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at June 29, 2003 is principally composed of a $105.0 million outstanding principal balance on the $175.0 million revolving line of credit facility. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 62.5 to 100.0 basis point spread, tiered based upon debt and cash flow levels. The interest rate on the revolving line of credit was 1.87% as of June 29, 2003. In March 2000, we entered into a $100.0 million interest rate collar, which was effective until March 10, 2003. The collar established a 6.36% floor and a 9.50% ceiling on the LIBOR base rate on a no-fee basis. In November 2001, we entered into an interest rate swap agreement that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006. Accordingly, in connection with the expiration of the interest rate collar and initiation of the interest rate swap in March 2003, interest expense on the first $100.0 million of outstanding debt decreased approximately $1.0 million on an annualized basis.

The effective interest rate on the line of credit, including the impact of the interest rate swap agreement, was 5.86% as of June 29, 2003. An increase in the interest rate of 100 basis points on the debt balance outstanding as of June 29, 2003, as mitigated by the interest rate swap based on present interest rates, would increase interest expense approximately $50,000 annually.

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

	Block Market Price		Increase / (Decrease)	Price Paid by Papa John’s			Increase / (Decrease)
	2003	2002		2003		2002

Quarter 1	$1.115	$1.254	(11.1)%	$1.159		$1.403	(17.4)%
Quarter 2	1.134	1.205	(5.9)%	1.122		1.323	(15.2)%
Quarter 3	N/A	1.129	N/A	1.242		1.450	(14.3)%
Quarter 4	N/A	1.155	N/A	1.210	*	1.290	(6.2)%
Full Year	N/A	$1.186	N/A	$1.183	*	$1.367	(13.5)%

N/A - not available.

*Quarter 4, 2003 and Full Year are estimates.

We do not generally make use of financial instruments to hedge commodity prices, in part because of the purchasing arrangement with BIBP.

Item 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based upon their evaluation, the CEO and Principal Accounting Officer concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this quarterly report.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 15, 2003 at our corporate offices in Louisville, Kentucky.

At the meeting, our stockholders elected four directors. The vote counts were as follows:

	Affirmative	Withheld	Term Expiring Date
Olivia F. Kirtley	16,213,701	291,456	2006
Jack A. Laughery	13,015,163	3,489,994	2006
Michael W. Pierce	12,922,793	3,582,364	2006
Norborne P. Cole, Jr.	16,209,883	295,274	2004

At the meeting, our stockholders also ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 28, 2003 by a vote of 13,076,172 affirmative to 3,417,881 negative, with 11,104 abstention votes.

In light of regulatory requirements, by our 2004 annual meeting of stockholders, a majority of our Board will be composed of directors deemed “independent” under applicable rules. Mr. William Barnett and Mr. Philip Guarascio were elected to the Board effective August 6, 2003. Charles W. Schnatter, who was previously elected to serve until the 2004 annual meeting, resigned from the Board immediately following the 2003 annual meeting. Michael W. Pierce, who was elected to serve until the 2006 annual meeting as noted above, resigned from the Board immediately following the August 6, 2003 meeting. Mr. Sherman who was elected to serve until the 2004 annual meeting will resign from the Board immediately following the November 2003 meeting. Mr. Laughery has agreed to resign from the Board upon request as additional qualified, independent candidates are appointed to the Board.

The following directors continue to serve with a term expiring at the 2005 annual meetings, in accordance with their previous election: John H. Schnatter, Owsley Brown Frazier, and Wade S. Oney.

Item 6.           Exhibits and Reports on Form 8-K.

a.               Exhibits

Exhibit Number	Description

10	Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors

31.1	Section 302 Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a -15(e)

31.2	Section 302 Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13a -15(e)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements. Exhibit 99.3 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (Commission File No. 0-21660) is incorporated herein by reference.

b.              Current Reports on Form 8-K.

1.               We filed a Current Report on Form 8-K on April 30, 2003, attaching a press release dated April 29, 2003, announcing first quarter of 2003 results and our full-year 2003 revised earnings guidance.

2.               We filed a Current Report on Form 8-K on May 19, 2003, attaching a press release dated May 15, 2003, announcing that at our Annual Meeting of Stockholders, two new directors, Olivia F. Kirtley and Norborne P. Cole, Jr., were elected to our board of directors and two other directors, Jack A. Laughery and Michael W. Pierce, were reelected. O. Wayne Gaunce retired and Charles W. Schnatter resigned from the board with the election of the new directors.

3.               We filed a Current Report on Form 8-K on June 19, 2003, attaching a press release dated June 19, 2003, announcing that the U.S. District Court, Western District of Kentucky, entered a Consent Judgment in the civil action filed by Papa John’s against Pizza Magia International, LLC and certain of its officers. The parties reached an agreement to resolve the matter, the terms of which are subject to certain confidentiality restrictions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 11, 2003	/s/ J. David Flanery
J. David Flanery, Senior Vice President of Finance (Principal Accounting Officer)