Form 10-Q
period 2003-09-28
PAPA JOHNS INTERNATIONAL INC
filed 2003-11-12
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2003

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

Yes ☒                                    No ☐

At November 6, 2003, there were outstanding 17,981,341 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	Sept. 28, 2003	Dec. 29, 2002
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$8,156	$9,499
Accounts receivable	18,273	16,763
Inventories	15,527	16,341
Prepaid expenses and other current assets	10,166	10,955
Deferred income taxes	4,075	3,875
Total current assets	56,197	57,433

Investments	8,497	7,742
Net property and equipment	208,190	223,599
Notes receivable from franchisees and affiliates	11,389	14,122
Goodwill	48,852	48,756
Other assets	14,794	13,817

Total assets	$347,919	$365,469

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,981	$23,579
Income and other taxes	17,310	16,230
Accrued expenses	39,728	34,658
Current portion of debt	250	235
Total current liabilities	77,269	74,702

Unearned franchise and development fees	5,413	3,915
Long-term debt, net of current portion	90,000	139,850
Deferred income taxes	1,231	2,445
Other long-term liabilities	28,280	22,610

Stockholders’ equity:
Preferred stock	—	—
Common stock	315	314
Additional paid-in capital	213,467	212,107
Accumulated other comprehensive loss	(4,094)	(5,314)
Retained earnings	285,672	260,358
Treasury stock	(349,634)	(345,518)
Total stockholders’ equity	145,726	121,947

Total liabilities and stockholders’ equity	$347,919	$365,469

Note:                   The balance sheet at December 29, 2002 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Revenues:
Domestic:
Restaurant sales	$98,877	$102,638	$308,491	$323,435
Franchise royalties	11,922	12,579	36,919	38,649
Franchise and development fees	402	371	941	1,323
Commissary sales	88,896	91,869	272,812	286,782
Other sales	11,931	12,402	35,695	36,165
International:
Royalties and franchise and development fees	1,434	1,567	4,532	4,472
Restaurant and commissary sales	6,127	6,427	18,950	19,275
Total revenues	219,589	227,853	678,340	710,101
Costs and expenses:
Domestic:
Restaurant expenses:
Cost of sales	21,930	22,962	67,993	74,019
Salaries and benefits	33,024	30,457	100,601	93,752
Advertising and related costs	9,088	8,430	28,261	26,659
Occupancy costs	6,631	6,133	19,225	17,695
Other operating expenses	13,450	13,961	40,651	42,392
	84,123	81,943	256,731	254,517
Commissary and other expenses:
Cost of sales	70,558	74,124	215,258	231,412
Salaries and benefits	7,339	7,391	21,741	22,390
Other operating expenses	15,525	12,595	44,240	37,309
	93,422	94,110	281,239	291,111
International operating expenses	5,321	5,426	16,264	16,271
General and administrative expenses	16,427	18,023	49,488	55,345
Provision for uncollectible notes receivable	229	759	1,030	2,228
Restaurant closure, impairment and dispositions	4,211	200	4,693	1,028
Other general expenses (income)	426	1,062	(345)	3,758
Depreciation and amortization	7,741	7,986	23,458	23,870
Total costs and expenses	211,900	209,509	632,558	648,128
Operating income	7,689	18,344	45,782	61,973
Investment income	117	332	533	874
Interest expense	(1,585)	(1,935)	(5,152)	(5,693)
Income before income taxes and cumulative effect of a change in accounting principle	6,221	16,741	41,163	57,154
Income tax expense	2,333	6,278	15,436	21,433
Income before cumulative effect of a change in accounting principle	$3,888	$10,463	$25,727	$35,721
Cumulative effect of accounting change, net of tax	(413)	—	(413)	—
Net Income	$3,475	$10,463	$25,314	$35,721

Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$0.21	$0.53	$1.43	$1.74
Cumulative effect of accounting change, net of tax	(0.02)	—	(0.02)	—
Basic earnings per common share	$0.19	$0.53	$1.41	$1.74

Earnings per common share - assuming dilution:
Income before cumulative effect of a change in accounting principle	$0.21	$0.53	$1.42	$1.72
Cumulative effect of accounting change, net of tax	(0.02)	—	(0.02)	—
Earnings per common share - assuming dilution	$0.19	$0.53	$1.40	$1.72

Basic weighted average shares outstanding	17,931	19,643	17,918	20,553
Diluted weighted average shares oustanding	18,035	19,885	18,019	20,805

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity

Balance at December 30, 2001	22,147	$310	$201,797	$(2,934)	$213,561	$(217,102)	$195,632
Comprehensive income:
Net income	—	—	—	—	35,721	—	35,721
Change in valuation of interest rate collar and swap agreements, net of tax of ($1,636)	—	—	—	(2,666)	—	—	(2,666)
Other, net	—	—	—	139	—	—	139
Comprehensive income							33,194
Exercise of stock options	372	4	8,506	—	—	—	8,510
Tax benefit related to exercise of non-qualified stock options	—	—	1,004	—	—	—	1,004
Acquisition of treasury stock	(3,512)	—	—	—	—	(102,229)	(102,229)
Other	—	—	101	—	—	—	101
Balance at September 29, 2002	19,007	$314	$211,408	$(5,461)	$249,282	$(319,331)	$136,212

Balance at December 29, 2002	18,041	$314	$212,107	$(5,314)	$260,358	$(345,518)	$121,947
Comprehensive income:
Net income	—	—	—	—	25,314	—	25,314
Change in valuation of interest rate collar and swap agreements, net of tax of $660	—	—	—	1,077	—	—	1,077
Other, net	—	—	—	143	—	—	143
Comprehensive income							26,534
Exercise of stock options	55	1	1,086	—	—	—	1,087
Tax benefit related to exercise of non-qualified stock options	—	—	120	—	—	—	120
Acquisition of treasury stock	(150)	—	—	—	—	(4,116)	(4,116)
Other	—	—	154	—	—	—	154
Balance at September 28, 2003	17,946	$315	$213,467	$(4,094)	$285,672	$(349,634)	$145,726

At September 29, 2002, the accumulated other comprehensive loss of $5,461 was composed of net unrealized loss on the interest rate collar and swap agreements of $5,044 and unrealized foreign currency translation losses of $417.

At September 28, 2003, the accumulated other comprehensive loss of $4,094 was composed of net unrealized loss on the interest rate swap agreement of $3,951, net unrealized loss on investments of $6 and unrealized foreign currency translation losses of $137.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 28, 2003	Sept. 29, 2002

Operating activities
Net cash provided by operating activities	$60,507	$77,187

Investing activities
Purchase of property and equipment	(11,122)	(14,418)
Purchase of investments	(738)	(3,118)
Loans to franchisees and affiliates	(75)	(739)
Loan repayments from franchisees and affiliates	2,179	3,338
Acquisitions	(150)	(781)
Proceeds from divestitures of restaurants	400	130
Other	353	195
Net cash used in investing activities	(9,153)	(15,393)

Financing activities
Net (repayments) proceeds from line of credit facility	(49,600)	24,500
Payments on long-term debt	(235)	(225)
Proceeds from exercise of stock options	1,087	8,510
Acquisition of treasury stock	(4,116)	(102,229)
Other	18	324
Net cash used in financing activities	(52,846)	(69,120)

Effect of exchange rate changes on cash and cash equivalents	149	139

Change in cash and cash equivalents	(1,343)	(7,187)
Cash and cash equivalents at beginning of period	9,499	17,609

Cash and cash equivalents at end of period	$8,156	$10,422

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 28, 2003

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 28, 2003, are not necessarily indicative of the results that may be expected for the year ended December 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 29, 2002.

2.              Adoption of New Accounting Pronouncement

We adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (SFAS No. 150) during the third quarter of 2003. SFAS No. 150 requires parent companies to record minority interest liabilities at estimated settlement value if the majority-owned subsidiary has equity instruments that are redeemable at a fixed date and such redemption is certain to occur. We have a majority interest in one subsidiary, which owns and operates 23 Papa John’s restaurants, that meets these provisions. During the third quarter of 2003, we recorded an after-tax cumulative effect adjustment of $413,000 ($660,000 pre-tax) or $0.02 per share, in our Consolidated Statements of Income, related to the adoption of SFAS No. 150. SFAS No. 150 is not expected to have a significant impact on future earnings reported by the Company.

3.              Restaurant Closure, Impairment and Dispositions

We recorded charges of $4.2 million and $4.7 million for the three and nine months ended September 28, 2003, respectively, for restaurants we decided to close or identified as impaired. The charges are included in Restaurant closure, impairment and dispositions in the Consolidated Statements of Income.

During the third quarter of 2003, we decided to close 23 restaurants, which were primarily located in three of the 21 markets with Company-owned units, due to deteriorating economic performance and an insufficient outlook for improvement. We recorded a pre-tax impairment closure charge of $2.1 million in the third quarter and expect to record an additional charge of $1.2 million in the fourth quarter, related to future net lease obligations, as the restaurants are closed.

We also identified an additional 25 underperforming restaurants that were subject to impairment charges due to the restaurants’ declining operational performance during 2003, which was a result of increased competition, increased operating expenses, and deteriorating economic conditions in these markets.

During our review of potentially impaired restaurants, we considered several indicators, including restaurant profitability, annual comparable sales, operating trends, and actual operating results at a market level. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, we estimated the undiscounted cash flows over the estimated lives of the assets for each of our restaurants that met certain impairment indicators and compared those estimates to the carrying values of the underlying assets. The forecasted cash flows were based on our assessment of the individual restaurant’s future profitability, which is based on the restaurant’s historical financial performance, the maturing of the restaurant’s market, as well as our future operating plans for the restaurant and its market. In estimating future cash flows, we used a discount rate of 12%, which approximates the return we would expect on those types of investments. Based on our analysis, we determined that 25 restaurants were impaired for a total of $2.1 million.

4.              Accounting for Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), that addresses the potential consolidation of variable interest entities (VIE’s). During October 2003, the FASB issued guidance deferring the required implementation of FIN 46 until the last date of our fiscal year (December 28, 2003). We will adopt the provisions of FIN 46 at the end of the fourth quarter of 2003. The provisions of FIN 46 significantly alter the method for evaluating whether certain VIE’s, as defined, should be consolidated in a company’s financial statements.

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $30.8 million and $92.6 million of cheese from BIBP for the three and nine months ended September 28, 2003, respectively, and $35.3 million and $113.7 million of cheese in the comparable periods in 2002, respectively.

We are the primary beneficiary, as defined by FIN 46, of BIBP, and will consolidate the financial results of BIBP at the end of the fourth quarter of 2003 as required. A cumulative effect adjustment will not be recorded as long as BIBP has a surplus in stockholders’ equity at December 28, 2003, as currently expected. The consolidation of BIBP’s financial results could have a significant impact on our earnings in future periods due to the volatility of cheese prices. We will recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. Management is evaluating our alternatives with respect to our future relationship with BIBP.

BIBP has a $15.0 million line of credit with a commercial bank. The $15.0 million line of credit is not guaranteed by Papa John’s. Papa John’s has a commitment to lend up to $2.6 million to BIBP if the $15.0 million line of credit is fully utilized. BIBP did not have any outstanding borrowings under either credit facility at September 28, 2003, December 29, 2002 or September 29, 2002.

The following are summarized financial statements of BIBP:

Summarized Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Sales to PJFS	$30,827	$35,260	$92,640	$113,699
Cost of sales	(38,070)	(27,460)	(98,815)	(98,202)
Administrative expense	(37)	(17)	(149)	(74)
Interest income (expense)	85	16	225	5
Income (loss) before income taxes	(7,195)	7,799	(6,099)	15,428
Income tax benefit (expense)	2,770	(3,003)	2,348	(5,940)
Net income (loss)	$(4,425)	$4,796	$(3,751)	$9,488

Summarized Balance Sheets (in thousands):

	Sept. 28, 2003	Dec. 29, 2002

Cash and investments	$10,469	$16,408
Other current assets	6,206	4,491
Total assets	$16,675	$20,899

Current liabilities	$9,790	$10,240
Stockholders' equity	6,885	10,659
Total liabilities and stockholders' equity	$16,675	$20,899

Additionally, FIN 46, in its current form, requires us to consolidate the financial results of certain franchise entities to which we have extended loans and certain franchise entities in which members of our executive management or Board of Directors have a significant ownership interest. As described in further detail below, and assuming no changes in current guidance, we will record a one-time cumulative effect charge approximating $5.4 million pre-tax ($3.4 million after-tax charge or $0.19 per diluted common share) at the end of fiscal 2003, representing the sum of the projected shareholders’ deficits, as defined, of all consolidated VIE’s.

Papa John’s has extended loans to certain franchisees. Under the provisions of FIN 46, Papa John’s is the primary beneficiary of four of these franchise entities as of September 28, 2003, which operate a total of 33 restaurants with annual revenues approximating $20.5 million, even though we have no ownership in these entities. We have extended loans to these entities and have a net loan balance of $6.2 million at September 28, 2003, with no further funding commitments. We will consolidate the financial results of these entities at the end of the fourth quarter of 2003 which will result in a cumulative effect charge currently estimated to be approximately $3.6 million pre-tax ($2.3 million after- tax charge or $0.13 per diluted common share).

In addition, certain members of our executive management and Board of Directors have a significant ownership interest in franchise entities that operate a total of 51 restaurants with annual revenues approximating $45.7 million. Papa John’s has no outstanding loans to these related party franchise entities and does not have any funding commitments to these entities. Under the current provisions of FIN 46, Papa John’s is the primary beneficiary of these franchise entities, even though we have no ownership interest in the entities. In the fourth quarter of 2003, we will record a cumulative effect charge for these entities currently estimated to be approximately $1.8 million pre-tax ($1.1 million after-tax charge or $0.06 per diluted common share).

The estimated pre-tax cumulative effect adjustment for our VIE’s could change as a result of any supplemental FIN 46 guidance that might be issued by the FASB prior to the release of our year-end 2003 results, or any significant transactions undertaken prior to the end of the year by our VIE’s of which we are deemed to be the primary beneficiary. The ongoing net impact on operating income of consolidation of the franchise entities is not expected to be significant so long as we remain the primary beneficiary of such entities.

5.              Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution before the cumulative effect of a change in accounting principle are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$3,888	$10,463	$25,727	$35,721

Weighted average shares outstanding	17,931	19,643	17,918	20,553
Basic earnings per common share	$0.21	$0.53	$1.43	$1.74

Earnings per common share - assuming dilution:
Income before cumulative effect of a change in accounting principle	$3,888	$10,463	$25,727	$35,721

Weighted average shares outstanding	17,931	19,643	17,918	20,553
Dilutive effect of outstanding common stock options	104	242	101	252
Diluted weighted average shares outstanding	18,035	19,885	18,019	20,805
Earnings per common share - assuming dilution	$0.21	$0.53	$1.42	$1.72

6.              Stock-Based Compensation

Effective at the beginning of fiscal 2002, we elected to expense the cost of employee stock options in accordance with the fair value method contained in SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the fair value for options is estimated at the date of grant using a Black-Scholes option pricing model that requires the input of highly subjective assumptions including the expected stock price volatility. The election applies to all stock options issued after the effective date. Prior to 2002, we accounted for employee stock options under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB No. 25, no compensation expense is recognized provided the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

The following table illustrates the effect on income and earnings per share (before cumulative effect of a change in accounting principle) if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Income before cumulative effect of a change in accounting principle (as reported)	$3,888	$10,463	$25,727	$35,721
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	33	8	60	26
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—	(211)	(214)	(667)
Pro forma income before cumulative effect of a change in accounting principle	$3,921	$10,260	$25,573	$35,080

Earnings per share - before cumulative effect of a change in accounting principle:
Basic - as reported	$0.21	$0.53	$1.43	$1.74
Basic - pro forma	$0.22	$0.52	$1.43	$1.71
Assuming dilution - as reported	$0.21	$0.53	$1.42	$1.72
Assuming dilution - pro forma	$0.22	$0.52	$1.42	$1.69

7.              Income from Legal Settlement

During the second quarter of 2003, we recorded $2.0 million of income derived from the settlement of a litigation matter. The $2.0 million of income is included in Other general expenses (income) in the consolidated statements of income.

8.              Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Net income	$3,475	$10,463	$25,314	$35,721
Change in valuation of interest rate collar and swap agreements, net of tax	799	(1,800)	1,077	(2,666)
Other, net	11	46	143	139
Comprehensive income	$4,285	$8,709	$26,534	$33,194

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

Our segment information is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Revenues from external customers:
Domestic restaurants	$98,877	$102,638	$308,491	$323,435
Domestic commissaries	88,896	91,869	272,812	286,782
Domestic franchising	12,324	12,950	37,860	39,972
International	7,561	7,994	23,482	23,747
All others	11,931	12,402	35,695	36,165
Total revenues from external customers	$219,589	$227,853	$678,340	$710,101

Intersegment revenues:
Domestic commissaries	$26,974	$28,511	$84,418	$91,066
Domestic franchising	172	173	544	504
International	172	707	2,290	1,923
All others	3,808	3,933	10,314	13,319
Total intersegment revenues	$31,126	$33,324	$97,566	$106,812

Income (loss) before income taxes and the cumulative effect of a change in accounting principle (A):
Domestic restaurants (B)	$(6,469)	$3,906	$(5,509)	$16,154
Domestic commissaries	5,244	5,225	16,550	17,506
Domestic franchising	11,389	12,351	35,486	38,160
International	(123)	337	(119)	907
All others (C)	(1,346)	814	(1,285)	2,166
Unallocated corporate expenses (D)	(2,456)	(5,881)	(3,794)	(17,693)
Elimination of intersegment profits	(18)	(11)	(166)	(46)
Total income before income taxes and the cumulative effect of a change in accounting principle	$6,221	$16,741	$41,163	$57,154

Fixed assets:
Domestic restaurants	$155,675
Domestic commissaries	68,198
International	3,483
All others	11,912
Unallocated corporate assets	113,766
Accumulated depreciation and amortization	(144,844)
Net fixed assets	$208,190

A.           The 2003 segment data reflect an increase in the rate of administrative costs allocation to domestic restaurants. The 2002 proforma amounts, adjusted to reflect the 2003 increase in the administrative costs allocation would be $2.2 million and $10.7 million for domestic restaurants for the three and nine months ended September 29, 2002, respectively, and losses of ($4.2 million) and ($12.3 million) for unallocated corporate expenses for the three and nine months ended September 29, 2002, respectively.

B.             The decrease in domestic restaurants from the 2002 proforma income of $2.2 million and $10.7 million for the three and nine month periods is primarily due to 4.1% and 4.7% decreases in comparable sales for the 2003 respective periods and an increase in restaurant closure, impairment and disposition charges of $4.0 million for the three-month period and $3.7 million for the nine-month period. The decrease in domestic restaurant income is also due to increases in salaries and benefits (across-the-board increase in base pay for General Managers and Assistant Managers and increased staffing due to the field management realignment), increases in general and health insurance costs, increases in advertising and related costs, and increases in utility costs. These increases are partially offset by lower cheese and other commodity costs.

C.             The decrease in pre-tax income for the nine months ended September 28, 2003, as compared to the corresponding 2002 period is primarily due to increases in claims loss reserves related to the franchisee insurance program of $2.1 million in third quarter and $4.5 million for the nine-month period. The nine-month decrease is partially offset by increased printing and promotional sales.

D.            The reduction in unallocated corporate expenses from the 2002 proforma losses of ($4.2 million) and ($12.3 million) for the three and nine-month periods are primarily due to lower provisions for uncollectible notes receivable, a reduction in corporate management bonuses and labor expenses, and the fact that the prior year included costs related to the refurbishment plan concerning our heated delivery bag system. The nine-month period ending September 28, 2003 was also impacted by the recognition of $2.0 million of income from the settlement of a litigation matter in the second quarter.

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

Allowance for Doubtful Accounts and Notes Receivable

We establish reserves for uncollectible accounts and notes receivable based on overall aging levels and a specific evaluation of accounts and notes for franchisees with known financial difficulties.  These reserves and corresponding write-offs could significantly increase if the identified franchisees continue to experience deteriorating financial results.

Long-Lived and Intangible Assets

The recoverability of long-lived and intangible (i.e. goodwill) assets is evaluated annually or more frequently if impairment indicators exist.  Indicators of impairment include historical financial performance, operating trends and our future operating plans.  If impairment indicators exist, we evaluate the recoverability of long-lived and intangible assets based on forecasted undiscounted cash flows.  The estimation of future cash flows requires management’s judgments concerning future operations, economic growth in local or regional markets and the impact of competition.  There are inherent uncertainties related to these factors and management’s judgments in applying these factors to the analysis of long-lived and intangible asset impairment.  The assumptions underlying the impairment analysis could change in such a manner that additional impairment charges may occur.

The Company’s restaurant operating profitability declined significantly during 2003 due primarily to negative sales trends.  During the third quarter of 2003, we recorded a charge of $2.1 million to reflect the impairment of 25 identified domestic restaurants.

Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees, and the captive insurance program provided to our franchisees, are self-insured up to certain individual and aggregate reinsurance levels.  Losses are accrued based upon estimates of the aggregate retained liability for claims incurred using certain actuarial projections and our claims loss experience.  The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company. Specifically, the captive insurance company has relatively immature claims history, which limits the predictive value of actuarial valuations with respect to ultimate claims costs. Accordingly, the captive program could continue to incur significant fluctuations in income or loss from reporting period to reporting period until such time as the claims history is more mature and predictable. Through the first three quarters of 2003, we have recorded a $4.5 million increase in existing claims loss reserves at our captive insurance company based on updated actuarial valuations.

Consolidation of BIBP Commodities Inc. (BIBP) as a Variable Interest Entity

As noted in Note 4, BIBP is a franchisee-owned corporation through which a cheese-purchasing program is conducted on behalf of domestic-owned and franchised restaurants.  We will begin consolidating the financial results of BIBP effective the end of the fourth quarter of 2003.  The consolidation of BIBP could have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices.  Papa John’s will recognize the operating losses generated by BIBP if BIBP shareholders’ equity is in a net deficit position.  Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized.

Restaurant Progression:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Papa John's Restaurant Progression:
U.S. Company-owned:
Beginning of period	585	587	585	601
Opened	1	4	6	9
Closed	—	(2)	(5)	(15)
Acquired from franchisees	—	—	—	3
Sold to franchisees	—	—	—	(9)
End of period	586	589	586	589
International Company-owned:
Beginning of period	5	9	9	10
Closed	—	—	(1)	—
Converted	—	—	—	1
Acquired from franchisees	—	—	1	—
Sold to franchisees	—	(2)	(4)	(4)
End of period	5	7	5	7
U.S. franchised:
Beginning of period	2,004	2,001	2,000	1,988
Opened	13	18	38	57
Closed	(9)	(15)	(30)	(47)
Acquired from Company	—	—	—	9
Sold to Company	—	—	—	(3)
End of period	2,008	2,004	2,008	2,004
International franchised:
Beginning of period	203	166	198	130
Opened	5	5	22	22
Closed	(4)	(3)	(19)	(5)
Converted	—	12	—	31
Acquired from Company	—	2	4	4
Sold to Company	—	—	(1)	—
End of period	204	182	204	182
Total restaurants — end of period	2,803	2,782	2,803	2,782

Perfect Pizza Restaurant Progression:
Company-owned:
Beginning of period	—	2	—	3
Converted	—	—	—	(1)
End of period	—	2	—	2
Franchised:
Beginning of period	141	169	144	190
Opened	1	—	2	2
Closed	(3)	(2)	(7)	(6)
Converted	—	(12)	—	(31)
End of period	139	155	139	155
Total restaurants - end of period	139	157	139	157

Results of Operations

Revenues.  Total revenues decreased 3.6% to $219.6 million for the three months ended September 28, 2003, from $227.9 million for the comparable period in 2002, and decreased 4.5% to $678.3 million for the nine months ended September 28, 2003, from $710.1 million for the comparable period in 2002.

Domestic corporate restaurant sales decreased 3.7% to $98.9 million for the three months ended September 28, 2003, from $102.6 million for the same period in 2002, and decreased 4.6% to $308.5 million for the nine months ended September 28, 2003, from $323.4 million for the comparable period in 2002. These decreases are primarily due to comparable sales decreases of 4.1% and 4.7% for the three-and nine-month periods in 2003, respectively.

Domestic franchise sales decreased 3.8% to $307.2 million for the three months ended September 28, 2003, from $319.2 million for the same period in 2002, and decreased 3.4% to $961.4 million for the nine months ended September 28, 2003, from $995.5 million for the comparable period in 2002. These decreases primarily resulted from decreases of 5.0% and 4.9% in comparable sales for both the three-and nine-month periods, respectively, partially offset by increases in the number of equivalent franchise units. “Equivalent restaurants” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. The nine-month decrease was also partially offset by an increase in average sales volumes for franchise units not included in the comparable sales unit base. Domestic franchise royalties decreased 5.2% to $11.9 million for the three months ended September 28, 2003, from $12.6 million for the comparable period in 2002, and decreased 4.5% to $36.9 million for the nine months ended September 28, 2003, from $38.6 million for the same period in 2002 due to the decrease in franchise sales noted above.

The comparable sales base and average weekly sales for 2003 and 2002 for domestic corporate and franchised restaurants consisted of the following:

	Three Months Ended
	Sept. 28, 2003		Sept. 29, 2002
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	586	2,008	589	2,004
Equivalent units	578	1,989	579	1,984
Comparable sales base units	566	1,915	562	1,868
Comparable sales base percentage	97.4%	96.1%	97.1%	94.2%
Average weekly sales - comparable units	$13,113	$11,935	$13,652	$12,517
Average weekly sales - other units	$12,072	$9,954	$13,198	$10,104
Average weekly sales - all units	$13,086	$11,858	$13,638	$12,376

	Nine Months Ended
	Sept. 28, 2003		Sept. 29, 2002
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	586	2,008	589	2,004
Equivalent units	578	1,987	581	1,982
Comparable sales base units	564	1,906	553	1,780
Comparable sales base percentage	97.5%	95.9%	95.3%	89.8%
Average weekly sales - comparable units	$13,732	$12,473	$14,441	$13,165
Average weekly sales - other units	$11,204	$10,716	$11,073	$10,363
Average weekly sales - all units	$13,668	$12,400	$14,283	$12,879

Domestic franchise and development fees were $402,000, including approximately $152,000 recognized upon development cancellation or franchise renewal and transfer, for the three months ended September 28, 2003, compared to $371,000 for the same period in 2002, and decreased to $941,000 for the nine months ended September 28, 2003, from $1.3 million for the same period in 2002. These decreases were due to 13 and 38 domestic franchise unit openings, respectively, during the three and nine months ended September 28, 2003, compared to 18 and 57 opened during the same periods in 2002.

Domestic commissary and other sales decreased to $100.8 million for the three months ended September 28, 2003, from $104.3 million for the comparable period in 2002, and decreased to $308.5 million for the nine months ended September 28, 2003, from $322.9 million for the comparable period in 2002. These decreases were primarily a result of lower commissary sales due to reduced volumes and lower cheese and other commodity costs, and lower equipment sales in 2003 as a result of outsourcing this function in late 2002, partially offset by an increase in print services sales and an increase in revenues from insurance-related services provided to our franchisees.

International revenues consist of the Papa John’s United Kingdom (U.K.) operations, denominated in British Pounds Sterling and converted to U.S. dollars (92.7% and 92.0% of international revenues for the three and nine-month periods in 2003, respectively) and combined revenues from operations in 11 other international markets denominated in U.S. dollars.  Total international revenues decreased 5.4% to $7.6 million for the three months ended September 28, 2003, compared to $8.0 million for the same period in 2002, and decreased 1.1% to $23.5 million for the nine months ended September 28, 2003, compared to $23.7 million for the same period in 2002. The decreases are due to lower Company-owned restaurant and commissary sales and lower development fees, partially offset by favorable exchange rate impacts of $314,000 and $1.8 million, respectively.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 14.9% and 16.8% for the three and nine months ended September 28, 2003, compared to 20.2% and 21.3% for the same periods in 2002, consisting of the following differences:

•                  Cost of sales was 0.2% and 0.8% lower for the three and nine month periods in 2003 compared to the same periods in 2002 primarily due to lower cheese and other commodity costs, offset by portion increases for several core pizza products implemented during the second quarter 2003.

•                  Salaries and benefits were 3.7% and 3.6% higher for the three-and nine-month periods in 2003 reflecting the impact of the across-the-board increase in base pay for General Managers and Assistant Managers implemented during the third quarter of 2002, the loss of leverage on fixed salaries due to the decrease in sales and increased health insurance costs. Additionally, in connection with the field management realignment announced in January, we have increased restaurant staffing levels.

•                  Advertising and related costs were 1.0% and 0.9% higher for the three and nine months ended September 28, 2003, primarily due to increases in national spending and lower than anticipated sales.

•                  Occupancy costs were 0.7% and 0.8% higher for the three and nine months ended September 28, 2003 compared to the same periods in 2002 due primarily to increased general insurance and utility costs combined with lower sales.

•                  Other operating expenses were relatively consistent as a percentage of sales.

We have announced several restaurant initiatives throughout 2002 and 2003, including certain systemwide quality initiatives, increases in General Manager and Assistant Manager base pay and incentive pay potential, increased restaurant staffing levels, a realignment of the field management structure for Company-owned restaurants and a systemwide initiative to increase portions for several core pizza products. The net annualized cost of these initiatives to the Company and its restaurants approximates $10 million.

Thus far during 2003, we have seen improved operational trends as a result of these initiatives, including reduced turnover at General Manager and Assistant Manager positions, and improved product quality and consistency. However, through the end of the third quarter, the improvements had not yet translated to increased sales as the overall restaurant industry, the pizza category and the economy continue to produce a very challenging environment. According to industry sources, customer traffic count in the QSR pizza segment has been relatively flat or declined for the latest reported seven consecutive quarters with data for the most recent June-July-August quarter indicating a 2.8% decline in transactions for the segment. Given the current industry and overall economic environment, management cannot predict when operational improvements resulting from these initiatives, or otherwise, may result in consistently improving sales trends, although October results are encouraging. The domestic systemwide comparable sales for October 2003 increased approximately 4.5% (6.2% increase at Company-owned restaurants and 4.0% increase at franchised restaurants). The October 2003 period included the introduction of a Barbeque Chicken & Bacon pizza and a Hawaiian Barbeque Chicken pizza supported by national television; the prior year comparable period included various local market option promotions, that were not supported by national television.

Domestic commissary and other margin was 7.3% and 8.8% for the three and nine months ended September 28, 2003, compared to 9.7% and 9.9% for the same periods in 2002. Cost of sales was 70.0% for the three months ended September 28, 2003, compared to 71.1% for the same period in 2002, and 69.8% for the nine months ended September 28, 2003, compared to 71.7% for the same period in 2002. These decreases were primarily due to lower food costs incurred by the commissaries (principally cheese, which has a fixed dollar as opposed to fixed percentage mark-up), decreases in lower margin equipment sales and increases in the sales of insurance-related services to franchisees. Salaries and benefits were 0.2% and 0.1% higher as a percentage of sales for 2003 as compared to 2002 due to the loss of leverage on lower sales. Other operating expenses increased to 15.4% for the three months ended September 28, 2003, from 12.1% for the same period in 2002, and increased to 14.3% for the nine months ended September 28, 2003, from 11.6% for the same period in 2002. The increases are primarily the result of increases in claims loss reserves of $2.1 million and $4.5 million for the three and nine-month periods, respectively, related to the franchise insurance program. The three-month increase was also impacted by lower sales by commissaries (certain operating costs are fixed in nature).

In October 2000, we established a captive insurance company and began the insurance program with franchisees. A $2.4 million increase in claims loss reserves was recorded in the second quarter of 2003, reflecting the results of an actuarial valuation performed during the second quarter based upon updated claims loss history.  In response to this actuarially projected increase in required reserve levels, we engaged an additional independent actuary to review and evaluate the program and the level of reserves needed. As a result of increasing loss trends and the refinement of expected loss development factors, the additional actuarial review performed during the third quarter indicated that a further $2.1 million increase in claims loss reserves was necessary.

As a result of these claims loss reserve increases, the captive insurance company has a deficit of approximately $4.5 million as of September 28, 2003. Accordingly, premium rates have been increased substantially in an effort to sufficiently fund expected claims losses and, eventually, recoup the $4.5 million deficit. However, the captive’s relatively immature claims history limits the predictive value of actuarial valuations with respect to ultimate claims costs. Accordingly, the captive program could continue to incur significant fluctuations in income or loss from reporting period to reporting period until such time as the claims history is more mature and predictable. We will continue to attempt to identify opportunities to reduce the volatility to the extent possible and will continue to evaluate this program for the benefit of franchisees.

International operating margin decreased to 13.2% and 14.2% for the three and nine months ended September 28, 2003, from 15.6% for the same periods in 2002 primarily due to lower margins and increased distribution costs associated with the Papa John’s U.K. commissary operation.

General and administrative expenses were $16.4 million or 7.5% of revenues for the three months ended September 28, 2003, compared to $18.0 million or 7.9% of revenues for the same period in 2002, and $49.5 million or 7.3% of revenues for the nine months ended September 28, 2003, compared to $55.3 million or 7.8% of revenues for the same period in 2002. The primary components of the $1.6 million and $5.8 million decreases are the previously mentioned restaurant field management realignment, which eliminated a layer of management previously included in G&A, and a reduction in corporate and restaurant field management bonuses. These reductions more than offset the incremental costs incurred in 2003 related to the 2002 implementation of certain restaurant quality initiatives, intended to better evaluate and monitor the quality and consistency of the customer experience.

Provisions for uncollectible notes receivable of $229,000 and $1.0 million, respectively, were recorded in the three and nine months ended September 28, 2003, compared to $759,000 and $2.2 million for the same periods in 2002. The provisions were based on our evaluation of our franchise loan portfolio and primarily relate to specific loans for which certain scheduled payments have been deferred through workout arrangements. At September 28, 2003, approximately $11.4 million in notes receivable was outstanding from franchisees and affiliates, net of a $5.4 million reserve for uncollectible amounts, reflecting repayments of approximately $2.2 million received during 2003.

Restaurant closure, impairment and dispositions of $4.2 million and $4.7 million were recorded in the three and nine months ended September 28, 2003, respectively, compared to $200,000 and $1.0 million for the same periods of 2002. During the third quarter, we identified 23 underperforming restaurants for closure. We recorded a pre-tax impairment closure charge of $2.1 million in the third quarter in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) and expect to record an additional $1.2 million in the fourth quarter, related to future net lease obligations, as the restaurants are closed. Additionally, during the third quarter, we identified another 25 underperforming restaurants that were subject to impairment charges and recorded a pre-tax impairment charge of $2.1 million associated with these restaurants. A majority of the underperforming restaurants identified for closure are located in three of the 21 markets with Company-owned units.

Other general expenses reflects net expense of  $426,000 for the three months ended September 28, 2003, compared to net expense of $1.1 million for the comparable period in 2002, and net income of $345,000 for the nine months ended

September 28, 2003, compared to net expense of $3.8 million for the same period in 2002. The three-month period ended September 28, 2003, includes $14,000 of pre-opening costs, $27,000 of relocation costs and $350,000 of disposition-related costs of other assets. The three-month period ended September 29, 2002, includes $79,000 of pre-opening costs, $125,000 of relocation costs, $358,000 of disposition-related costs of other assets, and $400,000 of costs we agreed to bear in connection with a refurbishment plan concerning our heated delivery bag systems. The nine-month period ended September 28, 2003, includes $124,000 of pre-opening costs, $269,000 of relocation costs, and $799,000 of disposition-related costs of other assets, offset by $2.0 million of income derived from the settlement of a legal matter during the second quarter of 2003. The nine-month period ended September 29, 2002 includes $153,000 of pre-opening costs, relocation costs of $523,000 and $1.8 million of disposition-related costs of other assets. The 2002 amount also includes $900,000 of costs we agreed to bear in connection with a refurbishment plan concerning our heated delivery bag systems.

Depreciation and amortization was $7.7 million (3.5% of revenues) for the three months ended September 28, 2003, compared to $8.0 million (3.5% of revenues) for the same period in 2002 and $23.5 million (3.5% of revenues) for the nine months ended September 28, 2003, as compared to $23.9 million (3.4% of revenues) for the same period in 2002.

Net interest. Net interest expense was $1.5 million in the third quarter of 2003, compared to $1.6 million in 2002, and $4.6 million for the nine months ended in 2003, compared to $4.8 million in 2002. The decreases are due to a lower outstanding debt balance and lower effective interest rates on debt, partially offset by lower interest income from investments and franchise notes receivable in 2003.

Income Tax Expense. The effective income tax rate was 37.5% for the three and nine months ended September 28, 2003 and September 29, 2002.

Operating Income and Earnings Per Common Share.  Operating income for the three months ended September 28, 2003 was $7.7 million or 3.5% of revenues, compared to $18.3 million or 8.1% of revenues for the same period in 2002, and decreased to $45.8 million or 6.7% of revenues for the nine months ended September 28, 2003, from $62.0 million or 8.7% of total revenues for the same period in 2002. The decreases in operating income are primarily due to decreases in the operating results of our domestic restaurant segment, primarily resulting from lower sales, compared to the same periods in 2002, increases in restaurant closure, impairment and disposition charges and the $2.1 million and $4.5 million charges for the three and nine months, respectively, related to the franchise captive insurance program.

Diluted earnings per share before cumulative effect of a change in accounting principle for the three months ended September 28, 2003 were $0.21 compared to $0.53 in 2002 and $1.42 for the nine months ended September 28, 2003 compared to $1.72 in 2002. The repurchase of our common shares in 2003 and 2002 resulted in an increase in diluted earnings per share of approximately $0.11 for the nine months ended September 28, 2003, in comparison to the same periods for 2002 (no significant impact on the third quarter 2003 earnings per share).

Liquidity and Capital Resources

Our debt, which has been incurred primarily to fund the common stock repurchase program, as described below, was $90.3 million at September 28, 2003 compared to $140.1 million at December 29, 2002. The revolving line of credit allows us to borrow up to $175.0 million with an expiration date of January 2006. Outstanding balances accrue interest at 62.5 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. The commitment fee on the unused balance ranges from 15.0 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).

Cash flow from operations decreased to $60.5 million for the nine months ended September 28, 2003, from $77.2 million for the comparable period in 2002, due primarily to a decrease in net income and unfavorable working capital changes as compared to the prior year.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of quality control centers and support services facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in December 1999. During the nine months ended September 28, 2003, loan repayments on our revolving line of credit of $49.6 million, common stock repurchases of $4.1 million, and capital expenditures of $11.1 million were funded primarily by cash flow from operations, net loan repayments from franchisees and available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to $375.0 million of our common stock through December 28, 2003. Through September 28, 2003, an aggregate of $349.8 million has been repurchased (representing 13.5 million shares, or approximately 44.3% of shares outstanding at the time the repurchase program was initiated, at an average price of $25.89 per share). Approximately 17.9 million shares were outstanding as of September 28, 2003 (approximately 18.0 million shares on a fully-diluted basis). We did not repurchase any shares of stock during the third quarter or in October 2003. Our decision whether and when to continue share repurchase activities under the remaining Board authorization will be based upon an evaluation of future cash flows, alternative uses of cash flow, debt levels, the overall economic environment, pizza market segment trends, specific Papa John’s operational trends and other factors.

Capital resources available at September 28, 2003, include $8.2 million of cash and cash equivalents and approximately $72.0 million remaining borrowing capacity, reduced for outstanding letters of credit of $13.0 million, under a $175.0 million, three-year, unsecured revolving line of credit agreement expiring in January 2006. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2003 from these resources and operating cash flows.

Forward Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the uncertainties associated with litigation; increases in projected claims losses for the Company’s self-insured coverages or within the captive franchise insurance program; increased advertising, promotions and discounting by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to open new restaurants and operate new and existing restaurants profitably; increases in food, labor, utilities, employee benefits and similar costs; economic and political and health conditions in the countries in which the Company or its franchisees operate; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; higher than anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; and federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. These factors might be especially harmful to the financial viability of franchisees in under-penetrated or emerging markets, leading to greater unit closings than anticipated. In addition, our international operations are subject to additional factors, including currency regulations and fluctuations; differing cultures and consumer preferences; diverse government regulations and structures; availability and cost of land and construction; ability to source high quality ingredients and other commodities in a cost-effective manner; differing interpretation of the obligations established in franchise agreements with international franchisees; and the successful conversion of Perfect Pizza restaurants to Papa John’s restaurants. See “Part I. Item 1. – Business Section      Forward-Looking Statements” of the Annual Report on Form 10-K for the fiscal year ended December 29, 2002 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at September 28, 2003 is principally composed of a $90.0 million outstanding principal balance on the $175.0 million revolving line of credit facility. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 62.5 to 100.0 basis point spread, tiered based upon debt and cash flow levels. In March 2000, we entered into a $100.0 million interest rate collar, which was effective until March 10, 2003. The collar established a 6.36% floor and a 9.50% ceiling on the LIBOR base rate on a no-fee basis. In November 2001, we entered into an interest rate swap agreement that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006. Accordingly, in connection with the expiration of the interest rate collar and initiation of the interest rate swap in March 2003, interest expense on the first $100.0 million of outstanding debt decreased approximately $1.0 million on an annualized basis.

The effective interest rate on the line of credit, including the impact of the interest rate swap agreement, was 6.06% as of September 28, 2003. An increase in the present interest rate of 100 basis points on the debt balance outstanding as of September 28, 2003, as mitigated by the interest rate swap, would have no impact on interest expense since the debt balance is less than $100.0 million.

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

The average quarterly block market price and the equivalent block market price paid by Papa John’s by quarter for 2003 and 2002 are as follows:

	Block Market Price		Increase / (Decrease)	Price Paid by Papa John's		Increase / (Decrease)
	2003	2002		2003	2002

Quarter 1	$1.115	$1.254	(11.1)%	$1.159	$1.403	(17.4)%
Quarter 2	1.134	1.205	(5.9)%	1.122	1.323	(15.2)%
Quarter 3	1.536	1.129	36.0%	1.242	1.450	(14.3)%
Quarter 4	N/A	1.155	N/A	1.217	1.290	(5.7)%
Full Year	N/A	$1.186	N/A	$1.185	$1.367	(13.3)%

N/A - not available.

We do not generally make use of financial instruments to hedge commodity prices, in part because of the purchasing arrangement with BIBP.

Item 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon their evaluation, the CEO and Principal Accounting Officer concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this quarterly report.

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

1.

We filed a Current Report on Form 8-K on August 1, 2003, attaching a press release dated July 29, 2003, announcing our second quarter and year-to-date 2003 results and our full-year 2003 revised earnings guidance.

2.

We filed a Current Report on Form 8-K on August 11, 2003, attaching a press release dated August 6, 2003, announcing that F. William Barnett and Philip Guarascio were elected to our Board of Directors at our August Board meeting. We also announced that two current members of our Board, Michael W. Pierce and Richard F. Sherman, are stepping down.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 10, 2003	/s/ J. David Flanery
J. David Flanery, Senior Vice President of Finance (Principal Accounting Officer)