Form 10-K
period 2003-12-28
PAPA JOHNS INTERNATIONAL INC
filed 2004-03-10
CIK 901491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2003

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

Yes  ☒                                                   No  ☐

As of March 1, 2004 there were 17,638,396 shares of the Registrant’s Common Stock outstanding.  The aggregate market value of the shares of Registrant’s Common Stock held by non-affiliates of the Registrant at such date was $411,103,232 based on the last sale price of the Common Stock on March 1, 2004 as reported by The NASDAQ Stock Market.  For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2004.

PART I

Item 1.  Business

General

Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s”. At December 28, 2003, the Company and its franchisees operated domestically in 49 states, the District of Columbia and 15 international markets, and under the trademark “Perfect Pizza” in the United Kingdom. The first Company-owned Papa John’s restaurant opened in 1985 and the first franchised restaurant opened in 1986. We acquired Perfect Pizza Holdings Limited (referred to as “Perfect Pizza” and “Papa John’s UK”) in 1999 as part of our plan to develop restaurants internationally (see Development). At December 28, 2003, there were 2,790 Papa John’s restaurants in operation, consisting of 570 Company-owned and 2,220 franchised restaurants. Additionally, there were 135 franchised Perfect Pizza restaurants in operation.

All of our periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, are available, free of charge, through our web site located at www.papajohns.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports. These reports are available through our website as soon as reasonably practicable after we electronically file such reports or amendments with the SEC. Printed copies of such documents are also available free of charge upon written request to Investor Relations, Papa John’s International, Inc., P.O. Box 99900, Louisville, KY 40269-0900.

Strategy

Our goal is to build the strongest brand loyalty of all pizzerias internationally. The key elements of our strategy include:

Limited Menu.  Domestic Papa John’s restaurants offer a focused menu of high-quality pizza along with side items, including breadsticks, cheesesticks, chicken strips and canned or bottled soft drinks. Papa John’s traditional crust pizza is prepared using fresh dough (never frozen). Papa John’s pizzas are made from a proprietary blend of wheat flour, cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat (100% beef and pork with no fillers) and vegetable toppings. All ingredients and toppings can be purchased from the Quality Control Center (“QC Centers”) system, which delivers twice weekly. Each traditional crust pizza is served with a container of our special garlic sauce and two pepperoncinis, and each thin crust pizza is served with a container of special seasonings and two pepperoncinis. In international markets, the menu mix (toppings and side items) is adapted to local tastes.

Efficient Operating System. We believe our operating and distribution systems, restaurant layout and designated delivery areas result in lower restaurant operating costs and improved food quality, and promote superior customer service. Our QC Center system takes advantage of volume purchasing of food and supplies, and provides consistency and efficiencies of scale in dough production.  This eliminates the need for each restaurant to order food from multiple vendors and commit substantial labor and other resources to dough preparation.

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

Marketing. Our restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of targeted print materials in direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. Local marketing efforts are supplemented with radio and television advertising, produced locally and on a national basis.  Six national television campaigns aired in 2003.

Franchise System. We are committed to developing a strong franchise system by attracting experienced operators, partnering with them to expand and grow their business and monitoring their compliance with our high standards. We seek to attract franchisees with experience in restaurant or retail operations and with the financial resources and management capability to open single or multiple locations. To ensure consistent food quality, each domestic franchisee is required to purchase dough and spice mix from our QC Centers and purchase all other supplies from our QC Centers or approved suppliers. QC Centers outside the U.S. or in remote areas may be operated by franchisees pursuant to license agreements or other third parties. We devote significant resources to provide Papa John’s franchisees with assistance in restaurant operations, management training, team member training, marketing, site selection and restaurant design. We also provide significant assistance to licensed international QC Centers in sourcing high-quality in-country or regional suppliers to the extent possible.

Unit Economics

In 2003, the 548 domestic Company-owned restaurants included in the most recent quarter’s comparable restaurant base generated average annual sales, based on a 52-week year, of $733,000, average cash flow (operating income plus depreciation) of $129,000 and average restaurant operating income of $103,000. This average operating income represents 14.1% of average sales and 37.9% of the $272,000 average cash investment for these Company-owned restaurants.

During 2002 and 2003, we implemented several restaurant initiatives, including certain system-wide quality initiatives. The cost of these initiatives reduced restaurant profitability during 2003 (see Company Operations - Restaurant Initiatives).

The average cash investment for the ten domestic Company-owned restaurants opened during the 2003 fiscal year, exclusive of land, was approximately $248,000. We expect the average cash investment for the six Company-owned restaurants expected to open in 2004 to be approximately $260,000. Substantially all domestic restaurants and many of our international restaurants do not offer dine-in areas, which reduces our restaurant capital investment.

Development

A total of 103 Papa John’s restaurants were opened during 2003, consisting of ten Company-owned and 93 franchised restaurants, while 105 Papa John’s restaurants closed during 2003, consisting of 28 Company-owned and 77 franchised. During 2003, two franchised Perfect Pizza restaurants were opened and 11 franchised restaurants were closed. A cumulative total of 60 (11 Company-owned and 49 franchised) Perfect Pizza restaurants have been converted to Papa John’s restaurants. We will continue to evaluate the conversion of the remaining 135 franchised Perfect Pizza restaurants to Papa John’s depending on financial performance and future growth opportunities.

During 2004, we plan to open approximately six Company-owned restaurants domestically and expect franchisees to open approximately 170 to 200 restaurants (120 to 140 domestically and 50 to 60 internationally). We also expect approximately 70 to 100 restaurants, primarily domestic franchised, to close during 2004. Domestic and international franchise unit expansion is expected to spread throughout markets across North and South America, Europe, Asia and the Middle East.

Our Company-owned expansion strategy is to continue to open restaurants in existing markets, thereby increasing consumer awareness and enabling us to take advantage of operational and advertising efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants within a particular market results in increased average restaurant sales in that market. We have co-developed markets with some franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future. We continually evaluate the number and market areas of our Company-owned restaurants, and may purchase or sell restaurants from time to time. We also have one joint venture and may consider entering into more of these arrangements in the future.

Restaurant Design and Site Selection

Backlit awnings, neon window designs and other visible signage characterize the exterior of most Papa John’s restaurants.  A typical domestic Papa John’s restaurant averages 1,100 to 1,500 square feet and a typical international Papa John’s restaurant averages 900 to 1,400 square feet. Papa John’s restaurants are designed to facilitate a smooth flow of food orders through the restaurant. The layout includes specific areas for order taking, pizza preparation and routing, resulting in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of food products.  The typical interior of a Papa John’s restaurant has a vibrant red and white color scheme with green striping, and includes a bright menu board, custom counters and a carryout customer area. The counters are designed to allow customers to watch the team members slap out the dough and put sauce and toppings on pizzas.

The Company is developing a restaurant image enhancement program that may be implemented in a small number of Company-owned restaurants during 2004. The targeted cost of the image enhancement program is expected to approximate $30,000 to $40,000 per inline unit and $45,000 to $60,000 per freestanding unit. The Company has not yet determined whether to implement the image enhancement program in other Company-owned restaurants, or whether to require franchisees to participate in the program.

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

During the past several years, a number of freestanding restaurants have been opened in the Papa John’s system. We seek either existing buildings suitable for conversion, or locations suitable for the construction of our prototype restaurant. Freestanding buildings generally provide more signage and better visibility, accessibility and parking. We believe that these locations improve Papa John’s image and brand awareness, especially in emerging markets. At December 28, 2003, freestanding units represented approximately 25% of domestic Company-owned restaurants, and a relatively small percentage of domestic franchised restaurants. We do not expect to add many domestic freestanding restaurants in the future.

We provide layout and design services and recommendations for subcontractors, signage installers and telephone systems to Papa John’s franchisees. Our franchisees can purchase complete new store equipment packages through an approved third party supplier under a commission arrangement with the Company. We sell replacement packages, smallwares and related items to our franchisees through our support services subsidiary, Papa John’s Support Services, Inc.

Quality Control Centers; Strategic Supply Chain Management

Our domestic QC Centers, comprised of 11 regional production and distribution centers, supply pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant. This system enables us to monitor and control product quality and consistency, while lowering food costs. Our full-service QC Centers are located in Louisville, Kentucky; Dallas, Texas; Pittsburgh, Pennsylvania; Orlando, Florida; Raleigh, North Carolina; Jackson, Mississippi; Denver, Colorado; Rotterdam, New York; Portland, Oregon; Des Moines, Iowa; and Phoenix, Arizona. The QC Center system capacity is continually evaluated in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant. A new facility is currently under construction in Raleigh, North Carolina to replace the current QC Center.

Our subsidiary, Papa John’s UK, leases a distribution center in the United Kingdom. The primary difference between a full-service QC Center and a distribution center is that full-service QC Centers produce fresh pizza dough in addition to providing other food and paper products used in our restaurants. International full-service QC Centers, licensed to franchisees and non-franchisee third parties, are generally located in the markets where our franchisees have restaurants. We expect future international QC Centers to be licensed to franchisees or non-franchisee third parties; however, we may open Company-owned QC Centers at our discretion. We also have the right to acquire licensed QC Centers from our international licensees in certain circumstances.

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

PJ Food Service, Inc. (“PJFS”), our wholly-owned subsidiary that operates our domestic Company-owned QC Centers, has a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a third-party entity formed at the direction of the Franchise Advisory Council (see Franchise Program – Franchise Advisory Council) for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Under this arrangement, PJFS purchases cheese at a fixed quarterly price based in part on historical average cheese prices. Gains and losses incurred by the selling entity are passed to the QC Centers via adjustments to the selling price over time. Ultimately, PJFS purchases cheese at a price approximating the actual average market price, but with more predictability and less volatility than the previous purchasing method. Effective December 28, 2003, we consolidated BIBP in our financial statements pursuant to the adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity, and “Note 3” of “Notes to Consolidated Financial Statements” for additional information concerning BIBP and the purchasing arrangement, and the related financial statement treatment thereof.

Marketing Programs

All Company-owned and franchised Papa John’s restaurants within a co-developed market are required to join an area advertising cooperative (“Co-op”).  Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as radio, television and print advertising. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members.  The restaurant-level and Co-op marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John’s Marketing Fund, Inc., a non-profit corporation (the “Marketing Fund”). The Marketing Fund produces and buys air time for Papa John’s national television commercials, in addition to other brand-building activities, such as consumer research. All domestic Company-owned and franchised Papa John’s restaurants are required to contribute a percentage of sales to the Marketing Fund. The contribution percentage was 2.0% in 2003 and 1.25% in 2002 and 2001.

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

We have developed a system by which all domestic Papa John’s restaurant customers are able to place orders on-line via the internet. We receive a percentage fee based on on-line sales from domestic franchisees, in addition to royalties, for this service.

In November 2003, we began offering our customers the opportunity to purchase a reloadable gift card, (“Papa Card”) that can be purchased in any denomination between $10 and $100.  The Papa Card may be redeemed for delivery, carryout and on-line orders and is accepted at substantially all Papa John’s traditional U.S. restaurants.

In December 2003, we hired a new Chief Marketing Officer (“CMO”). The CMO is currently evaluating existing marketing programs and may modify or eliminate such programs, or add new programs as deemed appropriate and necessary.

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

Restaurant Initiatives. During 2002 and 2003, several restaurant initiatives were undertaken with the ultimate goal of improving the quality and consistency of the customer experience. The first of these initiatives was the development of a systematic approach to monitor and evaluate key components of the total customer experience, the refinement and enhancement of which is ongoing. A second initiative was an across-the-board increase in base pay for restaurant general managers and assistant managers in an effort to attract and retain the desired quality of individuals to these critical positions.  In January 2003, we realigned field operations management by combining the area supervisor and district manager positions into a director of operations position. A director of operations is responsible for seven restaurants on average, thus providing higher-quality direct support to our general managers and their teams. The entire cost savings from the realignment was invested in increased staffing. In addition, during 2003, we implemented a system-wide initiative to increase portions for several core pizza products to enhance our customer experience.

We saw improved operational trends during 2003 as a result of these initiatives, including reduced turnover at the general manager and assistant manager positions and improved product quality and consistency. However, for the first nine months of 2003, the improvements did not result in increased sales as the overall restaurant industry, the pizza category and the economy produced a challenging environment. According to industry sources, customer traffic count has been relatively flat or declining in the quick service restaurant pizza segment for the latest reported seven consecutive quarters.

Given the current industry and overall economic environment, management cannot predict when operational improvements resulting from these initiatives or otherwise, may result in consistently improving sales trends. However, we are encouraged that our Company-owned restaurants reported a 2.4% increase in comparable sales during the fourth quarter of 2003, a 5.8% increase in January 2004 and a 1.9% increase in February 2004.

Training and Education. We have a department dedicated to training and developing team members, as well as assisting with new restaurant openings. With regional training locations across the country, we are capable of training multiple operators during new program or product introductions. We provide an on-site training team three days before and three days after the opening of any Company-owned or franchised restaurant requesting assistance. Operations personnel, both corporate and franchise, complete our management training program and on-going development programs in which instruction is given on all aspects of our systems and operations. The programs include hands-on training and some classroom instruction at an operating Papa John’s restaurant by a Company certified general training manager. Our training includes new team member orientation, in-store and delivery training, core management skills training, new product or program implementation and ongoing developmental programs.

Point of Sale Technology.  Point of sale technology (our proprietary PROFIT SystemTM) is in place in all domestic traditional Papa John’s restaurants and in substantially all Papa John’s international restaurants. We believe this technology facilitates faster and more accurate order taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs. We believe the PROFIT System enhances restaurant-level marketing capabilities through the development of a database containing information on customers and their buying habits with respect to our products.

Polling capabilities allow us to obtain restaurant operating information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting. During the next year, we will introduce the next generation of the PROFIT System to the domestic and international Papa John’s system. We believe this updated version will improve operational efficiencies at the restaurant level and improve our data collection process.

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

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 28, 2003, there were 2,220 franchised Papa John’s restaurants operating in 49 states, the District of Columbia, and 15 international markets, and 135 franchised Perfect Pizza restaurants operating in the United Kingdom. As of December 28, 2003, we have development agreements with our domestic franchisees for approximately 329 additional franchised restaurants committed to open through 2010 and agreements for 596 additional international franchised restaurants to open through 2012. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. There are no formal development agreements for franchised Perfect Pizza restaurants and we plan to open very few, if any, Perfect Pizza units in the future. Our plan is to attract new franchisees, and to work with existing franchisees, to open new Papa John’s restaurants in the United Kingdom and evaluate converting existing Perfect Pizza restaurants to the Papa John’s brand over time. During 2003, 93 (56 domestic and 37 international) franchised Papa John’s restaurants were opened, and two Perfect Pizza franchised restaurants were opened. Our franchisees have converted 49 Perfect Pizza restaurants to Papa John’s restaurants since 2000.

Approval.  Franchisees are approved on the basis of the applicant’s business background, restaurant operating experience and financial resources. We seek franchisees to enter into development agreements for single or multiple restaurants. We require the franchisee to either complete our training program or to hire a full-time operator who completes the training and has either an equity interest or the right to acquire an equity interest in the franchise operation.

Development and Franchise Agreements. We enter into development agreements with our domestic franchisees for the opening of a specified number of restaurants within a defined period of time and specified geographic area.  Under our current standard development agreement, the franchisee is required to pay, at the time of signing the agreement, a non-refundable fee of $20,000 for the first restaurant and $5,000 for any additional restaurants. The non-refundable fee is credited against the standard $20,000 franchise fee payable to us upon signing the franchise agreement for a specific location. The fee is expected to increase to $25,000 in 2004. Generally, a franchise agreement is executed when a franchisee secures a location.

Our current standard domestic franchise agreement provides for a term of ten years (with one ten-year renewal option) and payment to us of a royalty fee of 4% of sales. The current agreement, as well as substantially all existing franchise agreements, permits us to increase the royalty fee up to 5% of sales.

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

We opened our first franchised restaurant outside the United States in 1998. We define international markets to be all markets outside the contiguous United States in which we have either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area; therefore, a country could be divided into multiple markets. Under a master franchise agreement, the franchisee has the right to subfranchise a portion of the development to one or more subfranchisees approved by us. Under our current standard international development agreement (except for Hawaii and Alaska in which the initial fees are the same as domestic restaurants), the franchisee is required to pay total fees of $25,000 per restaurant, $5,000 at the time of signing the agreement, and $20,000 when the restaurant opens or the agreed-upon development date, whichever comes first. Under our current standard master franchise agreement, the master franchisee is required to pay total fees of $25,000 per restaurant owned and operated by the master franchisee, under the same terms as the development agreement, and $15,000 for each subfranchised restaurant, $5,000 at the time of signing the agreement and $10,000 when the restaurant opens or the agreed-upon development date, whichever comes first.

Our current standard international master franchise and development agreements provide for payment to us of a royalty fee of 5% of sales (including sales by subfranchised restaurants), with no provision for increase. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our standard domestic franchise agreement.

We franchise restaurants in the United Kingdom under Perfect Pizza franchise agreements, which were in effect at the time of our acquisition in 1999. These franchise agreements differ from our standard international franchise agreements in many respects, although with few material differences. A principal difference is the term of the agreement, which is five years. The franchise fee is £18,500 (approximately $33,000 at an exchange rate of $1.77 as of December 28, 2003), and the royalty rate of 5% is the same as in our standard international agreements. The Perfect Pizza system has been developed principally through franchising of individual restaurants to single location franchisees. Thus, the system historically had no equivalent to our development agreements or master franchise agreements. Recently, PJUK entered into multiple-unit development agreements for territories in Northwest London and in Scotland.

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

Franchise Restaurant Development. We provide assistance to Papa John’s franchisees in selecting sites, developing restaurants and evaluating the physical specifications for typical restaurants. Each franchisee is responsible for selecting the location for its restaurants but must obtain our approval of restaurant design and location based on accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic. Our domestic franchisees may purchase complete new store equipment packages through an approved third party supplier under a commission arrangement with the Company. Internationally, our franchisees buy their equipment from approved third party suppliers.

Franchisee Loans. Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or other franchisees. Loans made to franchisees typically bear interest at fixed or floating rates (with a stated average interest rate of 4.8% at December 28, 2003) and in most cases are secured by the fixtures, equipment and signage (and where applicable, the land) of the restaurant and the ownership interests in the franchisee. At December 28, 2003, franchisee loans outstanding totaled $11.6 million, net of a $6.4 million reserve for uncollectible amounts. The loans outstanding include a loan of $1.2 million to the Marketing Fund (see Marketing Programs), that was repaid in January 2004. We do not plan to extend significant loans to franchisees in the future. See “Note 9” of “Notes to Consolidated Financial Statements” for additional information.

We have a commitment to lend up to $2.6 million to BIBP, a franchisee-owned corporation. During 2003, no amounts were outstanding to BIBP. See “Note 3” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Insurance Program.  We provide our franchisees an opportunity to purchase various insurance policies, such as non-owned automobile and workers’ compensation, through our insurance agency, Risk Services Corp. (“Risk Services”). In October 2000, we established a captive insurance company located in Bermuda, RSC Insurance Services, Ltd., to accommodate this business. We have specific and aggregate reinsurance to limit the exposure to the captive insurance company. As of December 28, 2003, approximately 70% of domestic franchise restaurants had obtained insurance coverage through Risk Services. See “Note 10” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Training and Support.  Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program and who devotes his or her full business time and efforts to the operation of the franchisee’s restaurants. Each franchise restaurant manager is also required to complete our Company-certified management training program. We provide an on-site training crew three days before and three days after the opening of a franchisee’s first two restaurants. Ongoing supervision of training is monitored by the corporate franchise training team. Multi-unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved programs in order to train new team members and management candidates for their restaurants. Our area franchise directors maintain open communication with the franchise community, relaying operating and marketing information and new ideas between franchisees and us. Internationally, training is monitored by our international director of training as well as regional directors and international business managers assigned to specific franchisee territories. We also maintain communications with our franchisees through periodic system-wide meetings and newsletters.

Franchise Operations. All franchisees are required to operate their Papa John’s restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

Franchise Advisory Council. We have a Franchise Advisory Council that consists of Company and franchisee representatives of domestically owned restaurants. The Advisory Council and subcommittees hold regular meetings to discuss new marketing ideas, operations, growth and other relevant issues. Certain franchisees are exploring the formation of a franchise association, although we are not aware of any formal action that has been taken regarding such formation at this time.

We currently communicate with, and receive input from, our franchisees in several forms, including through the Company’s Franchise Advisory Council, annual operations conferences and various regional meetings conducted with franchisees throughout the year. We are committed to communicating with, and receiving input from, our franchisees regardless of the venue or form such communications may ultimately take.

Reporting and Business Processes. We collect weekly and monthly sales and other operating information from Papa John’s franchisees. We have agreements with substantially all Papa John’s domestic franchisees permitting us to debit electronically the franchisees’ bank accounts for substantially all payments to us including the payment of royalties, Marketing Fund contributions, risk management services, and purchases from our Print and Promotions operations and QC Centers. This system significantly reduces the resources needed to process receivables, improves cash flow and mitigates the amount of past-due accounts related to these items. Franchisees generally are required to purchase and install the Papa John’s PROFIT System in their restaurants (see Company Operations — Point of Sale Technology).

Industry and Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than Papa John’s. Competitors include a large number of international, national and regional restaurant chains, as well as local pizza operators. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are, or may be located. Based on independent third-party research, the United States Quick Service Restaurant (“QSR”) Pizza category, which includes dine in, carry out and delivery, had sales of approximately $32.0 billion in 2003, of which Papa John’s share was reported as 5.8%. Within the pizza segment of the restaurant industry, we believe our primary competitors are the international pizza chains, including Pizza Hut, Domino’s and Little Caesars, and several regional chains, including chains executing a “take and bake” concept. A change in the pricing or other marketing strategies of one or more of our competitors could have an adverse impact on our sales and earnings. Additionally, a continued increased emphasis on carryout business by traditional casual dining restaurants, such as Applebee’s and Outback, as well as improved quality of fresh and frozen supermarket offerings, could also have an adverse impact on our sales and earnings.

With respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts.  In general, there is also active competition for management personnel and attractive commercial real estate sites suitable for our restaurants.

Government Regulation

We, along with our franchisees, are subject to various federal, state and local laws affecting the operation of our respective businesses. Each Papa John’s restaurant is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Our full-service QC Centers are licensed and subject to regulation by state and local health and fire codes, and the operation of our trucks are subject to Department of Transportation regulations. We are also subject to federal and state environmental regulations.

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-

franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. Further government initiatives, such as “living wage” or other proposed increases in minimum wage rates, could adversely affect Papa John’s as well as the restaurant industry. As we expand internationally, we will be subject to applicable laws in each jurisdiction where franchised units are established.

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

Employees

As of December 28, 2003, we employed 14,610 persons, of whom approximately 12,630 were restaurant team members, 656 were restaurant management and supervisory personnel, 585 were corporate personnel and 739 were QC Center and support services personnel.  Most restaurant team members work part-time and are paid on an hourly basis. None of our team members is covered by a collective bargaining agreement. We consider our team member relations to be excellent.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

1.     The ability of the Papa John’s system to continue to open new restaurants is affected by a number of factors, many of which are beyond our control. These factors include, among other things, selection and availability of suitable restaurant locations, increases in food, paper, labor, utilities, insurance and employee benefits costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that system-wide, Papa John’s will be able to meet planned growth targets, open restaurants in markets now targeted for expansion, or continue to operate in existing markets.

2.     The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Papa John’s system.  Some of these competitors have been in existence for a substantially longer period than Papa John’s and may be better established in the markets where restaurants operated by us or our franchisees are, or may be, located. Experience has shown that a change in the pricing or other marketing or promotional strategies of one or more of our major competitors can have an adverse impact on sales and earnings of Papa John’s and our system-wide restaurant operations.

3.     An increase in the cost of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations. Cheese costs, historically representing 35% to 40% of our food cost, and other commodities are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. Additionally, sustained increases in fuel and utility costs could adversely affect the profitability of our restaurant and QC Center businesses.

4.     Changes in consumer taste (for example, changes in dietary preferences that could cause consumers to avoid pizza in favor of foods that are perceived as more healthful), demographic trends, traffic patterns and the type, number and location of competing restaurants could adversely affect our restaurant business.

5.     Health- or disease-related disruptions or consumer concerns about the commodity supply could negatively impact the availability and/or cost of such commodities, thereby adversely impacting restaurant operations and our financial results.

6.     System-wide restaurant operations are subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. A significant number of hourly personnel employed by our franchisees and us are paid at rates related to the federal minimum wage.  Accordingly, further increases in the federal minimum wage or the enactment of additional state or local “living wage” proposals will increase labor costs for our system-wide operations. Additionally, labor shortages in various markets could result in higher required wage rates.

7.     Any or all of the factors listed in 1. through 6. potentially adversely impacting restaurant sales or costs could be especially harmful to the financial viability of franchisees in under-penetrated or emerging markets. A decline in or failure to improve financial performance for this group of franchisees could lead to unit closings at greater than anticipated levels and therefore impact contributions to marketing funds, PJFS and support services efficiencies and other system-wide results.

8.     Domestically, we are dependent on sole suppliers for our cheese, pizza sauce, flour, chicken and meat toppings and our thin crust dough products. Alternative sources for these ingredients may not be available on a timely basis to supply these key ingredients or be available on terms as favorable to us as under our current arrangements. Domestic restaurants purchase substantially all food and related products from our QC Centers. Accordingly, both our corporate and franchised restaurants could be harmed by any prolonged disruption in the supply of products from our QC Centers. Additionally, domestic franchisees are only required to purchase proprietary spice mix and dough from our QC Centers and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our QC Centers.

9.     We established a captive insurance company and began the current insurance program with franchisees in 2000. Over the last few years, premium rates charged to franchisees have increased significantly as a result of increased claims costs. The captive’s relatively immature claims history limits the predictive value of estimating the costs of incurred and future claims. Accordingly, the captive could continue to incur significant fluctuations in financial results as the captive provides insurance coverage to domestic franchisees.

10.   Our domestic and international operations could be negatively impacted by significant changes in international economic and political conditions. In addition, our international operations are subject to additional factors, including currency regulations and fluctuations, cultures and consumer preferences, diverse government regulations and structures, availability and cost of land and construction, ability to source ingredients and other commodities in a cost-effective manner, and differing interpretation of the obligations established in franchise agreements with international franchisees. Accordingly, there can be no assurance that our operations will achieve or maintain profitability or meet planned growth rates.

11.   Our planned conversion of a majority of Perfect Pizza restaurants to Papa John’s restaurants represents the first time we have attempted to expand the Papa John’s brand in this manner. There can be no assurance that all conversion issues will be identified and successfully addressed in a timely, cost-effective manner or that the existing Perfect Pizza market share can be successfully converted to Papa John’s.

Item 2.  Properties

As of December 28, 2003, there were 2,790 Papa John’s restaurants and 135 Perfect Pizza restaurants system-wide.

Company-owned Papa John’s Restaurants

Number of Restaurants

Colorado	50
Florida	37
Georgia	67
Illinois	4
Indiana	40
Kentucky	41
Maryland	49
Minnesota	36
Missouri	18
New Jersey	15
New Mexico	10
North Carolina	55
Ohio	16
South Carolina	4
Tennessee	29
Texas	73
Virginia	24

Total Domestic Company-owned Papa John’s Restaurants	568
United Kingdom	2
Total Company-owned Papa John’s Restaurants	570

Domestic Franchised Papa John’s Restaurants

Number of Restaurants

Alabama	60
Arizona	62
Arkansas	15
California	162
Colorado	4
Connecticut	2
Delaware	11
Florida	201
Georgia	63
Idaho	9
Illinois	81
Indiana	80
Iowa	21
Kansas	30
Kentucky	51
Louisiana	45
Maine	7
Maryland	32
Massachusetts	10
Michigan	63
Minnesota	11
Mississippi	21
Missouri	42
Montana	9
Nebraska	16
Nevada	17
New Hampshire	2
New Jersey	8
New Mexico	8
New York	30
North Carolina	59
North Dakota	6
Ohio	143
Oklahoma	27
Oregon	22
Pennsylvania	78
Rhode Island	6
South Carolina	44
South Dakota	7
Tennessee	67
Texas	138
Utah	24
Virginia	86
Washington	56
West Virginia	21
Wisconsin	40
Wyoming	4
Washington, D.C.	5

Total Domestic Franchised Papa John’s Restaurants	2,006

International Franchised Papa John’s Restaurants

Number of Restaurants
Alaska	3
Aruba	1
Bahamas	3
Canada	7
Cayman Islands	1
China	1
Costa Rica	11
Greece	1
Hawaii	16
Korea	4
Mexico	49
Puerto Rico	11
Russia	1
Saudi Arabia	14
Venezuela	17
United Kingdom	74

Total International Franchised Papa John’s Restaurants	214

We define “domestic” operations as units located in the contiguous United States.

Most Papa John’s restaurants are located in leased space. The initial term of most restaurant leases is generally five years with most leases providing for one or more options to renew for at least one additional term. Virtually all of our leases specify a fixed annual rent. Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities.  Certain leases further provide that the lease payments may be increased annually, with a small number of escalations based on changes in the Consumer Price Index.

Approximately 58 Company-owned restaurants are located in buildings we own on land either owned or leased by us. These restaurants range from 1,100 to 3,000 square feet. Seven of these restaurants are located in multi-bay facilities. These multi-bay facilities contain from 2,800 to 5,000 square feet, and the space not utilized by the Papa John’s restaurant in each facility is leased or held for lease to third party tenants.

We have 211 restaurants located in the United Kingdom (74 franchised and two Company-owned Papa John’s restaurants and 135 franchised Perfect Pizza restaurants). In addition to leasing the two Company-owned restaurant sites, we lease and sublease to franchisees 180 of the 209 franchised restaurant sites. The initial lease terms on the Company and franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years.

Information with respect to our leased QC Centers and other facilities as of December 28, 2003 is set forth below.

Facility	Square Footage
Jackson, MS	30,000
Raleigh, NC (1)	27,000
Denver, CO	32,000
Phoenix, AZ	57,000
Des Moines, IA	43,000
Rotterdam, NY	45,000
Portland, OR	37,000
Pittsburgh, PA	52,000

(1)  We recently started construction of a 61,000 square foot site leased in Raleigh, NC to replace the current QC Center. We expect the new site to be complete in late 2004.

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

The Papa John’s UK management team is located in 6,000 square feet of leased office space in London with a remaining lease term of 12 years. In addition, Papa John’s UK leases a distribution center located in a 30,000 square foot facility in Staffordshire, England.

Item 3.  Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of Papa John’s, together with their ages as of January 1, 2004, their positions and the years in which they first became an officer:

Name	Age	Position	First Elected Executive Officer
John H. Schnatter	42	Founder, Chairman of the Board, Chief Executive Officer and President	1985

Robert J. Wadell *	48	Former President of PJ Food Service, Inc. and Chief Operating Officer	1990

William M. Van Epps	55	Senior Vice President and Chief Operations Officer	2002

Julie Larner	43	President of PJ Food Service, Inc. and Senior Vice President	2001

Charles W. Schnatter	41	Senior Vice President, Chief Development Officer and Secretary	1991

J. David Flanery	46	Senior Vice President, Chief Financial Officer and Treasurer	1994

Gary L. Langstaff	55	Senior Vice President and Chief Marketing Officer	2003

Michael R. Cortino	47	Senior Vice President of Corporate Operations	2000

Richard J. Emmett	48	Senior Vice President and General Counsel	1992

*Officer resigned from the Company in early 2004.

John Schnatter created the Papa John’s concept and founded Papa John’s in 1985. He has served as Chairman of the Board and Chief Executive Officer since 1990, and from 1985 to 1990, served as President, a position to which he was reappointed in January 2001.  He has been a franchisee since 1986.

Robert Wadell served as Chief Operating Officer from February 2001 until January 2004 and as President of PJ Food Service from 1995 until January 2004. Mr. Wadell served in various senior management positions in our QC Center Operation from 1990 to 1995. Mr. Wadell resigned from the Company effective in March 2004.

William Van Epps was named Senior Vice President and Chief Operations Officer in January 2004, responsible for domestic corporate and franchised restaurant operations and international operations. Mr. Van Epps served as Managing Director, International from September 2001 to January 2004. Prior to joining Papa John’s, Mr. Van Epps served for two years as President, International Division of Yorkshire Global Restaurants, responsible for the international development of Long John Silver’s and A&W restaurants. From 1993 to 1999, he served in several positions with AFC Enterprises, including President of its International Division. From 1988 to 1993, he was Vice President, Marketing and International for Western Sizzlin, Inc.

Julie Larner was named President of PJ Food Service, Inc. and Senior Vice President in January 2004. Ms. Larner served as Senior Vice President, Chief Administrative Officer and Treasurer from February 2001 to January 2004. Ms. Larner has been with Papa John’s since 1992, serving as controller for PJ Food Service, Inc. from 1992 to 1997 and its Vice President of Finance and Administration since 1998.

Charles Schnatter has served as Senior Vice President and Chief Development Officer since February 2001 and Secretary since 1991. Mr. Schnatter also held the position of General Counsel from 1991 to March 2002; he has been a Senior Vice President since 1993. From 1988 to 1991, he was an attorney with Greenebaum Doll & McDonald PLLC, Louisville, Kentucky, a law firm, which provides legal services to us. Charles Schnatter has been a franchisee since 1989.

David Flanery was named Senior Vice President, Chief Financial Officer and Treasurer in January 2004. He previously served as Senior Vice President of Finance since August 2002. He served as Vice President of Finance from 1995 through August 2002, after having joined Papa John’s in 1994 as Corporate Controller. From 1979 to 1994, Mr. Flanery was with Ernst & Young LLP in a variety of positions, most recently as Audit Senior Manager.  Mr. Flanery is a licensed Certified Public Accountant.

Gary Langstaff has served as Senior Vice President and Chief Marketing Officer since December 2003. Prior to joining Papa John’s, Mr. Langstaff spent 13 years consulting with companies, principally in the telecommunications, cable and biotechnology industries, in the areas of corporate strategy and marketing. Since 1998, he has served as a principal at 1919, Inc., a company that specializes in helping its clients identify, develop and leverage the value of their core brand assets. From 1989 to 1991, Mr. Langstaff served as Executive Vice President of Marketing and Brand Strategy for the Burger King Corporation. He served as Executive Vice President of Marketing at Hardee’s Food Systems from 1985 to 1988.

Mike Cortino has served as Senior Vice President of Corporate Operations since May 2000 after having served as Vice President of Operations Support since November 1999.  Prior to joining Papa John’s, Mr. Cortino served five years as Vice President of Corporate Operations for AFC Enterprises – Church’s Chicken Brand and ten years as a market manager and other positions with Taco Bell.

Richard Emmett has served as Senior Vice President and General Counsel since March 2002, after serving as Senior Vice President and Senior Counsel since March 1997. Mr. Emmett is responsible for our legal, risk management and people departments. Mr. Emmett also served as Senior Vice President of Development from August 1996 to March 1997. From 1992 to 1996, Mr. Emmett held the position of Vice President and Senior Counsel.  From 1983 to 1992, Mr. Emmett was an attorney with the law firm of Greenebaum Doll & McDonald PLLC, having become a partner of the firm in 1989.  Mr. Emmett has been a franchisee since 1992.

John and Charles Schnatter are brothers. There are no other family relationships among the executive officers and other key personnel.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol PZZA. As of March 1, 2004, there were approximately 885 record holders of common stock. The following table sets forth for the quarters indicated the high and low closing sales prices of our common stock, as reported by The NASDAQ Stock Market.

2003	High	Low
First Quarter	$28.04	$22.95
Second Quarter	28.65	23.21
Third Quarter	28.25	24.38
Fourth Quarter	33.10	23.80

2002	High	Low
First Quarter	$28.50	$23.42
Second Quarter	34.70	27.86
Third Quarter	33.05	27.35
Fourth Quarter	30.73	24.48

Since our initial public offering of common stock in 1993, we have not paid dividends on our common stock, and have no current plans to do so.

The Papa John’s Board of Directors has authorized the repurchase of up to $400 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 26, 2004. Through December 28, 2003, a total of 13.6 million shares with an aggregate cost of $351.6 million and an average price of $25.92 per share have been repurchased under this program and placed in treasury. The following table summarizes our repurchases by fiscal period during 2003 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

12/30/2002 - 01/26/2003	125	$27.80	13,486	$50,811
01/27/2003 - 02/23/2003	25	$25.65	13,511	$50,170
11/24/2003 - 12/28/2003	56	$32.06	13,567	$48,370

There were no share repurchases for the fiscal periods of 2/24/2003 through 11/23/2003.

Item 6.  Selected Financial Data

The selected financial data presented for each of the years in the five-year period ended December 28, 2003 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

	Year Ended (1)
(In thousands, except per share data)	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000	Dec. 26, 1999
Income Statement Data
Domestic revenues:
Restaurant sales	$416,049	$429,813	$445,849	$456,637	$394,636
Franchise royalties (2)	49,851	51,386	50,768	47,145	40,567
Franchise and development fees	1,475	1,734	2,927	5,559	6,511
Commissary sales	369,825	381,217	390,889	356,101	311,005
Other sales	48,541	50,055	52,730	53,233	53,078
International revenues:
Royalties and franchise and development fees (3)	6,297	5,846	5,895	5,302	1,063
Restaurant and commissary sales (4)	25,340	26,168	26,014	25,546	2,561
Total revenues	917,378	946,219	975,072	949,523	809,421

Operating income (5)	60,540	81,427	82,783	57,389	72,484
Investment income	672	1,126	1,958	1,943	3,384
Interest expense	(6,851)	(7,677)	(8,857)	(7,746)	(151)
Income before income taxes and cumulative effect of a change in accounting principle	54,361	74,876	75,884	51,586	75,717
Income tax expense	20,385	28,079	28,639	19,762	28,431
Income before cumulative effect of a change in accounting principle	33,976	46,797	47,245	31,824	47,286
Cumulative effect of accounting change, net of tax (6)	(413)	—	—	—	—
Net income	$33,563	$46,797	$47,245	$31,824	$47,286
Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$1.89	$2.33	$2.09	$1.29	$1.57
Cumulative effect of accounting change, net of tax (6)	(0.02)	—	—	—	—
Basic earnings per common share	$1.87	$2.33	$2.09	$1.29	$1.57
Earnings per common share - assuming dilution:
Income before cumulative effect of a change in accounting principle	$1.88	$2.31	$2.08	$1.28	$1.52
Cumulative effect of accounting change, net of tax (6)	(0.02)	—	—	—	—
Earnings per common share - assuming dilution	$1.86	$2.31	$2.08	$1.28	$1.52
Basic weighted average shares outstanding	17,938	20,068	22,600	24,703	30,195
Diluted weighted average shares outstanding	18,037	20,300	22,753	24,907	31,080

Balance Sheet Data
Total assets	$347,214	$366,832	$387,439	$395,658	$372,051
Total debt	61,250	140,085	105,310	146,607	6,233
Stockholders’ equity	159,272	121,947	195,632	166,321	292,133

(1)     We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year.  All fiscal years presented consisted of 52 weeks, except the 2000 fiscal year, which consisted of 53 weeks.

(2)     Domestic Franchise royalties were derived from franchise restaurant sales of $1.29 billion in 2003, $1.32 billion in 2002, $1.30 billion in 2001, $1.21 billion in 2000 and $1.03 billion in 1999.

(3)     International Royalties were derived from franchise restaurant sales of $111.5 million in 2003, $104.2 million in 2002, $99.7 million in 2001, $78.3 million in 2000 and $12.0 million in 1999.

(4)     We purchased Perfect Pizza in November 1999 (see Business – Development). Restaurant sales for Company-owned United Kingdom restaurants were $2.4 million in 2003, $4.0 million in 2002, $4.5 million in 2001, $4.3 million in 2000 and $455,000 in 1999.

(5)     Operating income includes restaurant closure, impairment and disposition losses (gains) of $5.5 million in 2003, $1.1 million in 2002 and ($1.2 million) in 2001. Fiscal 2000 includes special charges of $20.9 million. Operating income for 1999 includes special charges of $6.1 million. See “Note 6” of “Notes to Consolidated Financial Statements.”

(6)     Reflects the cumulative effect on income and earnings per share of a change in accounting principle, net of tax, as required by Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. See “Note 2” of “Notes to Consolidated Financial Statements.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985 with the opening of the first Papa John’s restaurant in Jeffersonville, Indiana. At December 28, 2003, there were 2,790 Papa John’s restaurants in operation, consisting of 570 Company-owned and 2,220 franchised, and 135 franchised Perfect Pizza restaurants in the United Kingdom. Our revenues are principally derived from retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in their operations.

New unit openings in 2003 were 105 as compared to 115 in 2002 and 210 in 2001. Several factors have resulted in reduced unit openings during the past three years, including the competitive sales environment, operating margin pressures due to increased wages, insurance and other costs and the overall economic environment including franchisees’ access to capital. The rate of future unit expansion will also be impacted by these and other factors. Unit closings in 2003 were 116 as compared to 101 in 2002 and 105 in 2001. The closings during the past three years were due to many of the same factors impacting unit openings and the rate of future closings will also be impacted by these and other factors.

We have continued to produce strong average sales from our Company-owned restaurants even with a very competitive market environment. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. Average sales for our most recent quarter’s comparable base restaurants decreased to $733,000 for 2003, from $747,000 for 2002 and as compared to $739,000 for 2001. Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position.

The comparable annual sales for Company-owned restaurants decreased 3.0% in 2003, increased 0.2% in 2002 and decreased 2.9% in 2001. We believe the cumulative decrease in comparable sales over the last three years is the result of an increased competitive market.

We continually strive to obtain high-quality sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe that these factors improve our image and brand awareness. The average cash investment for the restaurants in our most recent comparable sales base is $272,000. The average cash investment for the ten domestic Company-owned restaurants opened during 2003, exclusive of land, decreased to approximately $248,000 from $250,000 for the ten units opened in 2002. We expect the average cash investment for restaurants opening in 2004 to be approximately $260,000.

Approximately 48% of our revenues for 2003 and 2002 and 47% for 2001 were derived from the sale to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services and information systems equipment and software and related services by us, our commissary subsidiary, PJ Food Service, Inc. (“PJFS”), our support services subsidiary, Papa John’s Support Services, Inc., our insurance subsidiaries, RSC Insurance Services, Ltd. and Risk Services Corp. and our United Kingdom subsidiary, Papa John’s UK. We believe that, in addition to supporting both Company and franchised growth, these subsidiaries contribute to product quality and consistency and restaurant profitability throughout the Papa John’s system.

Our fiscal year ends on the last Sunday in December of each year.  All fiscal years presented consist of 52 weeks.

Restaurant Initiatives

The company announced several restaurant initiatives throughout 2002 and 2003, including certain system-wide quality initiatives, increases in general manager and assistant manager base pay and incentive pay potential, increased restaurant staffing levels, a realignment of the field management structure for company-owned restaurants and a system-wide initiative to increase portions for several core pizza products.

During 2003 we saw improved operational trends as a result of these initiatives, including reduced turnover at the general manager and assistant manager positions, and improved product quality and consistency.  However, during most of 2003, the improvements did not translate into increased sales as the overall restaurant industry, the pizza category and the economy continued to produce a very challenging environment. According to industry sources, customer traffic count was relatively flat or declined in the QSR pizza segment for the latest reported seven consecutive quarters, with data for the most recent September-October-November quarter indicating a 4% decline in transactions for the segment. Although the current industry and overall economic environment continue to be challenging, we are encouraged by our recently reported results: Four of the last five reported periods (October 2003 through February 2004) have realized increases in comparable sales.

The system-wide cost of these initiatives, when combined with the declining comparable sales trends in 2003, negatively impacted operating margins for both company-owned and franchise restaurants. The Company has begun initiatives, such as focusing on procurement, administrative and marketing costs to identify opportunities for improving restaurant-operating margins. Additionally, we employed a new Chief Marketing Officer in December 2003. We believe the anticipated and realized success of these initiatives will encourage new unit development and reduce future unit closings. Accordingly, annual net unit percentage growth could return to the mid-single digits over the next few years. Further, the combination of net unit growth, a return to consistent low single digit percentage increases in comparable sales, improved restaurant operating margins and flat to increasing levels of free cash flow could result in annual earnings per share percentage growth in the low double digits over the next few years.

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations.

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

Long-lived and Intangible Assets

The recoverability of long-lived and intangible (i.e., goodwill) assets is evaluated annually or more frequently if impairment indicators exist. Indicators of impairment include historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate the recoverability of long-lived and intangible assets based on forecasted undiscounted cash flows. The estimation of future cash flows requires management’s judgment concerning future operations, economic growth in local or regional markets and the impact of competition. There are inherent uncertainties related to these factors and management’s judgments in applying these factors to the analysis of long-lived and intangible asset impairment. It is possible that the assumptions underlying the impairment analysis will change in such a manner that additional impairment charges may occur.

The Company’s restaurant operating profitability declined significantly during 2003 primarily as a result of negative sales trends, coupled with increasing costs, both as a result of management initiatives (e.g., across-the-board salary increases for restaurant general managers and assistant managers) and outside factors (e.g., health care and insurance costs). During 2003, we recorded charges of $2.5 million to reflect the impairment of 25 domestic restaurants. See “Note 6” of “Notes to Consolidated Financial Statements” for additional information.

Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees, and the captive insurance program provided to our franchisees are self-insured up to certain individual and aggregate reinsurance levels. Losses are accrued based upon estimates of the aggregate retained liability for claims incurred using certain actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company.  In 2003, we recorded a $6.3 million increase in existing claims loss reserves, as compared to expected claims costs, at our captive insurance company, based on updated actuarial valuations. See “Note 10” of “Notes to Consolidated Financial Statements” for additional information.

Consolidation of BIBP Commodities Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation through which a cheese-purchasing program is conducted on behalf of domestic-owned and franchised restaurants. As required by the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we began consolidating the financial results of BIBP at the end of the fourth quarter of 2003. The consolidation of BIBP could have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity is in a net deficit position.  Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized.

Accounting Changes

Statement of Financial Accounting Standards No. 150

We adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (SFAS No. 150) in 2003. SFAS No. 150 requires parent companies to record minority interest liabilities at estimated settlement value if the majority-owned subsidiary has equity instruments that are redeemable at a fixed date and such redemption is certain to occur. We have a majority interest in one subsidiary, which owns and operates 24 Papa John’s restaurants, that meets these provisions. In 2003, we recorded an after-tax cumulative effect adjustment of $413,000 ($660,000 pre-tax) or $0.02 per share, in our consolidated statements of income, related to the adoption of SFAS No. 150. SFAS No. 150 is not expected to have a significant impact on future earnings reported by the Company.

Interpretation No. 46 of Accounting Research Bulletin No. 51 (FIN 46)

As previously discussed, FIN 46 addresses the potential consolidation of variable interest entities (VIEs). The provisions of FIN 46, as revised during 2003, significantly alter the method for evaluating whether certain VIEs, as defined, should be consolidated in a company’s financial statements. As noted above, we began consolidating BIBP at December 28, 2003. A cumulative effect adjustment was not required with the adoption of FIN 46 as BIBP had a surplus in stockholders’ equity at December 28, 2003. Papa John’s is also the primary beneficiary, as defined by FIN 46, of four franchise entities that qualify as VIEs. We will begin consolidating these four franchise entities at the end of the first quarter of 2004, as required by FIN 46, which will result in the recording of goodwill approximating $3.3 million. The Company’s future operating earnings are not expected to be significantly impacted by consolidating these four entities.

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated.

	Year Ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001
Income Statement Data:
Domestic revenues:
Restaurant sales	45.3%	45.4%	45.7%
Franchise royalties	5.4	5.4	5.2
Franchise and development fees	0.2	0.2	0.3
Commissary sales	40.3	40.3	40.1
Other sales	5.3	5.3	5.4
International revenues:
Royalties and franchise and development fees	0.7	0.6	0.6
Restaurant and commissary sales	2.8	2.8	2.7
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic restaurant cost of sales (1)	22.2	23.0	24.8
Domestic restaurant operating expenses (1)	60.9	56.1	56.6
Domestic commissary and other expenses (2)	90.9	90.1	89.9
International operating expenses (3)	85.8	83.8	83.6
General and administrative expenses	7.3	7.7	7.1
Provision for uncollectible notes receivable (4)	0.2	0.3	0.1
Restaurant closure, impairment and disposition losses (gains) (5)	0.6	0.1	(0.1)
Other general expenses	0.4	0.7	0.5
Depreciation and amortization	3.4	3.4	3.6
Total costs and expenses	93.4	91.4	91.5
Operating income	6.6	8.6	8.5
Net interest expense	(0.7)	(0.7)	(0.7)
Income before income taxes and cumulative effect of a change in accounting principle	5.9	7.9	7.8
Income tax expense	2.2	3.0	3.0
Income before cumulative effect of a change in accounting principle *	3.7%	4.9%	4.8%

*The cumulative effect of a change in accounting principle, as a percent of sales, had less than a 10 basis point impact.

	Year Ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001

Restaurant Data:
Percentage increase (decrease) in comparable Company-owned restaurant sales (6)	(3.0)%	0.2%	(2.9)%
Number of Company-owned restaurants included in the respective most recent quarter’s comparable restaurant base	548	562	573
Average sales for Company-owned restaurants included in the most recent comparable restaurant base	$733,000	$747,000	$739,000

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	585	601	631
Opened	10	10	20
Closed	(27)	(19)	(17)
Acquired from franchisees	—	3	16
Sold to franchisees	—	(10)	(49)
End of period	568	585	601
International Company-owned:
Beginning of period	9	10	10
Closed	(1)	—	—
Converted (7)	—	3	—
Acquired from franchisees	1	—	—
Sold to franchisees	(7)	(4)	—
End of period	2	9	10
U.S. franchised:
Beginning of period	2,000	1,988	1,902
Opened	56	76	139
Closed	(50)	(71)	(72)
Acquired from Company	—	10	49
Sold to Company	—	(3)	(16)
Reclassification (8)	—	—	(14)
End of period	2,006	2,000	1,988
International franchised:
Beginning of period	198	130	69
Opened	37	27	48
Closed	(27)	(5)	(8)
Converted (7)	—	42	7
Acquired from Company	7	4	—
Sold to Company	(1)	—	—
Reclassification (8)	—	—	14
End of period	214	198	130
Total restaurants — end of period	2,790	2,792	2,729

	Year Ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001

Perfect Pizza Restaurant Progression:
Company-owned
Beginning of period	—	3	3
Opened	—	—	1
Sold to franchisees	—	—	(1)
Converted (7)	—	(3)	—
End of period	—	—	3
Franchised
Beginning of period	144	190	202
Opened	2	2	2
Closed	(11)	(6)	(8)
Acquired from Company	—	—	1
Converted (7)	—	(42)	(7)
End of period	135	144	190
Total restaurants - end of period	135	144	193

(1)       As a percentage of Domestic Restaurant sales.

(2)       As a percentage of Domestic Commissary sales and Other sales on a combined basis.

(3)       As a percentage of International Restaurant and commissary sales.

(4)       See “Note 9” of “Notes to Consolidated Financial Statements.”

(5)       See “Note 6” of “Notes to Consolidated Financial Statements.”

(6)       Includes only Company-owned restaurants open throughout the periods being compared.

(7)       Represents Perfect Pizza restaurants converted to Papa John’s restaurants.

(8)       Represents the reclassification of 11 Hawaii units and three Alaska units opened prior to 2001 from domestic franchising to international franchising. Effective January 1, 2001, for restaurant unit purposes, “domestic” operations includes only those units located in the contiguous United States.

2003 Compared to 2002

Revenues. Total revenues decreased 3.0% to $917.4 million in 2003, from $946.2 million in 2002.

Domestic Company-owned restaurant sales decreased 3.2% to $416.0 million in 2003 compared to $429.8 million for the same period in 2002. This 3.2% decrease is primarily due to a 3.0% decrease in comparable sales for 2003.

Domestic franchise sales decreased 2.2% in 2003 to $1.3 billion primarily resulting from a 3.6% decrease in comparable sales for the 2003 period, partially offset by an increase in average sales volumes for franchise units not included in the comparable sales unit base. Domestic franchise royalties decreased 3.0% to $49.9 million from $51.4 million in 2002 primarily due to the decrease in franchise sales noted above and an increase in the level of reduced royalty arrangements initiated in 2003.

The comparable sales base and average weekly sales for 2003 and 2002 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Year Ended December 28, 2003		Year Ended December 29, 2002
	Company	Franchise	Company	Franchise

Total domestic units (end of year)	568	2,006	585	2,000
Equivalent units	577	1,990	581	1,982
Comparable sales base units	560	1,908	550	1,764
Comparable sales base percentage	97.1%	95.9%	94.8%	89.0%
Average weekly sales - comparable units	$13,959	$12,552	$14,409	$13,122
Average weekly sales - other units	$10,956	$10,706	$11,100	$10,238
Average weekly sales - all units	$13,872	$12,476	$14,236	$12,805

Domestic franchise and development fees, including approximately $430,000 recognized upon development cancellation or franchise renewal and transfer, were $1.5 million in 2003 compared to $1.7 million in 2002. There were 56 domestic franchise unit openings in 2003 as compared to 76 in 2002.

Domestic commissary and other sales decreased 3.0% to $418.4 million for 2003 from $431.3 million in 2002, primarily as a result of lower commissary sales due to lower cheese costs, and lower equipment sales in 2003 as a result of outsourcing this function in late 2002, partially offset by an increase in revenues from insurance-related services provided to our franchisees.

International revenues consist of the Papa John’s United Kingdom operations which are denominated in British Pounds Sterling and converted to U.S. dollars (92% of total 2003 international revenues) and combined revenues from operations in 14 other international markets denominated in U.S. dollars. International revenues decreased 1.2% to $31.6 million in 2003 compared to $32.0 million in 2002, as lower Company-owned restaurant and commissary sales were substantially offset by a favorable exchange rate impact of $2.4 million and increased royalties.

Costs and Expenses.  The restaurant-operating margin at domestic Company-owned units was 16.9% for 2003 compared to 20.9% in 2002, consisting of the following differences as a percent of Company-owned restaurant sales:

•      Cost of sales was 0.7% lower in 2003 primarily due to lower cheese costs, partially offset by portion increases for several core pizza products implemented during the second quarter of 2003.

•      Salaries and benefits were 3.3% higher in 2003 reflecting the impact of an across-the-board increase in base pay for general managers and assistant managers implemented during the third quarter of 2002, the loss of leverage on fixed salaries due to the decrease in average unit sales and increased health insurance costs. Additionally, in connection with the field management realignment announced in January 2003, we increased restaurant staffing levels and general manager and assistant manager bonus potential.

•      Advertising and related costs were 0.9% higher in 2003 primarily due to increases in national spending and lower than anticipated sales.

•      Occupancy costs were 0.6% higher in 2003 primarily as a result of increased utility and general insurance costs combined with lower sales.

•      Other operating expenses were relatively consistent as a percentage of sales (0.1% lower in 2003).

Domestic commissary and other margin was 9.1% for 2003 compared to 9.9% in 2002. Cost of sales was 69.8% of revenues in 2003 compared to 71.7% in 2002 primarily due to lower food costs incurred by the commissaries (principally cheese, which has a fixed dollar as opposed to a fixed percentage markup), a decrease in lower margin equipment sales and an increase in the revenues from insurance-related services provided to franchisees. Salaries and benefits as a percentage of sales were relatively consistent between years. Other operating expenses increased to 14.1% in 2003 from 11.6% in 2002, primarily as a result of a $6.3 million increase in claims loss reserves related to the franchise insurance program, as compared to expected claims costs, and lower commissary sales (certain operating costs are fixed in nature).

We established a captive insurance company and began the current insurance program with franchisees in 2000. As noted above, during 2003, we recorded a $6.3 million increase in claims loss reserves, as compared to expected claims costs, based upon the results of actuarial valuations performed throughout 2003. During 2003, premium rates were increased substantially in an effort to sufficiently fund expected claims losses. However, the captive’s relatively immature claims history limits the predictive value of actuarial valuations with respect to ultimate claims costs. Accordingly, the captive program could continue to incur significant fluctuations in income or loss from one reporting period to another until such time as the claims history is more mature and predictable. We will attempt to identify opportunities to reduce this volatility to the extent possible and will continue to evaluate this program for the benefit of franchisees.

International operating margin decreased to 14.2% in 2003 from 16.2% in 2002 primarily due to lower margins and increased distribution costs associated with the U.K. commissary operation.

General and administrative expenses were $67.2 million or 7.3% of revenues for 2003 as compared to $72.4 million or 7.7% of revenues in 2002. The primary components of the $5.2 million decrease are the previously mentioned restaurant field management realignment, which eliminated a layer of management previously included in G&A, and a reduction in corporate and restaurant field management bonuses. These reductions more than offset the incremental costs incurred in 2003 related to the 2002 implementation of certain restaurant quality initiatives, intended to better evaluate and monitor the quality and consistency of the customer experience, and 2003 consulting fees associated with recent initiatives to identify opportunities for improving restaurant operating margins.

A provision for uncollectible notes receivable of $1.9 million was recorded in 2003, based on our evaluation of our franchise loan portfolio, and primarily relates to specific loans for which certain scheduled payments have been deferred as part of an overall workout arrangement. The provision for uncollectible notes receivable was $2.8 million in 2002.

The net 2003 restaurant closure, impairment and disposition charge was $5.5 million (representing $3.2 million for 27 domestic closed restaurants and $2.5 million for 25 impaired domestic restaurants, partially offset by a $275,000 gain on the sale of seven U.K. restaurants. The net 2002 restaurant closure, impairment and disposition charge was $1.1 million (representing $740,000 for 19 closed restaurants, $208,000 for two impaired restaurants and a loss of $103,000 for 14 disposed of units).

Other general expenses were $3.3 million in 2003, as compared to $6.1 million in 2002. The 2003 amount includes $192,000 of pre-opening costs, $346,000 of relocation costs, $1.8 million provision for uncollectible franchisee accounts receivable, $1.1 million of disposition-related costs of other assets, $1.0 million for a contribution to the Papa John’s Marketing Fund to assist the system with costs incurred for national advertising and a $500,000 sales incentive program offered to our franchisees. These expenses were partially offset by $2.0 million of income derived from the settlement of a legal matter during the second quarter of 2003. The 2002 amount includes pre-opening costs of $156,000, relocation costs of $590,000, $2.0 million of disposition-related costs of other assets, $900,000 of costs we agreed to bear in connection with a refurbishment plan concerning our heated delivery bag systems and $1.7 million of losses related to a terminated vendor contract.

Depreciation and amortization was $31.1 million (3.4% of revenues) for 2003, as compared to $31.7 million (3.4% of revenues) for 2002.

Net Interest.  Net interest expense was $6.2 million for 2003 as compared to $6.6 million in 2002 as the lower outstanding debt balance and lower effective interest rate on debt were partially offset by lower interest income from investments and franchise notes receivable in 2003.

Income Tax Expense. The effective income tax rate was 37.5% for both 2003 and 2002.

Operating Income and Earnings per Common Share. Operating income in 2003 was $60.5 million, or 6.6% of total revenues, compared to $81.4 million, or 8.6% of total revenues in 2002. The decrease in operating income is primarily due to the decrease in operating results of our domestic restaurant segment, primarily resulting from lower sales and increased costs associated with our restaurant initiatives, compared to the same periods in 2002, increases in restaurant closure, impairment and disposition charges and the increased claims loss reserves related to the franchise captive insurance program.

Diluted earnings per share before cumulative effect of a change in accounting principle for 2003 was $1.88 compared to $2.31 in 2002. In December 1999, we began a repurchase program for our common stock. Through December 28, 2003, an aggregate of $351.6 million had been repurchased (representing 13.6 million shares or approximately 44.5% of shares outstanding at the time the repurchase program was initiated, at an average price of $25.92 per share). The repurchase of our common shares in 2003 and 2002 resulted in an increase in diluted earnings per share of approximately $0.11 in 2003 as compared to 2002.

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

Domestic commissary and other sales decreased 2.8% to $431.3 million in 2002, from $443.6 million in 2001, primarily due to lower commissary sales from lower volumes and reduced prices charged for certain commodities such as boxes and meats. In addition, there were lower equipment sales as a result of fewer unit openings in 2002 as compared to 2001, partially offset by an increase in our print and insurance services operations.

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

•      Other operating expenses were 0.5% lower in 2002 primarily due to improved controls over mileage reimbursement and lower training costs, partially offset by an increase in workers’ compensation insurance costs.

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

The net 2002 restaurant closure, impairment and disposition charge was $1.1 million in 2002 (representing 19 closed, two impaired and 14 disposed of units) as compared to a gain of ($1.2 million) in 2001 (representing 17 closed, six impaired and 50 disposed of units).

Other general expenses were $6.1 million for 2002 compared to $4.8 million in 2001. The 2002 amount includes $156,000 of pre-opening costs, $590,000 of relocation costs, $2.0 million of disposition-related costs of other assets, $900,000 of costs related to the refurbishment program for our heated delivery bag system and $1.7 million of losses related to a terminated vendor relationship. The 2001 amount includes pre-opening costs of $246,000, relocation costs of $906,000 and disposition-related costs of $2.4 million. The 2001 amount also includes costs related to certain franchisee support initiatives.

Depreciation and amortization was $31.7 million (3.4% of revenues) in 2002 compared to $35.2 million (3.6% of revenues) in 2001, including goodwill amortization of $2.8 million for 2001. There is no goodwill amortization in 2002 with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. On a pro forma basis, depreciation and amortization for the year ended 2001 would have been $32.4 million (3.3% of revenues) had SFAS No. 142 been adopted at that time. See “Note 5” of the “Notes to Consolidated Financial Statements” for additional information.

Net Interest.  Net interest expense was $6.6 million in 2002 compared to $6.9 million in 2001 primarily due to lower effective interest rates in 2002, which were partially offset by lower interest income from reduced franchise notes receivable in 2002.

Income Tax Expense. The effective income tax rate was 37.5% in 2002 compared to 37.7% in 2001.

Operating Income and Earnings per Common Share.  Operating income in 2002 was $81.4 million, or 8.6% of total revenues, compared to $82.8 million, or 8.5% of total revenues in 2001.

Diluted earnings per share were $2.31 in 2002 compared to $2.08 in 2001. On a pro forma basis, assuming the adoption of SFAS No. 142 in 2001, operating income would have been $85.6 million, or 8.8% of total revenues, and diluted earnings per share would have been $2.15 in 2001. The decrease in 2002 operating income as a percentage of sales as compared to the pro forma 2001 percentage is primarily due to increased general and administrative and other general expenses, partially offset by an increased restaurant operating margin.

Liquidity and Capital Resources

Cash flow from operations decreased to $84.8 million in 2003 compared to $95.6 million in 2002 primarily reflecting our reduced restaurant sales volumes and operating margins for 2003.

Cash flow from operations was relatively consistent at $95.6 million in 2002 compared to $96.4 million in 2001, as unfavorable changes in inventory levels, due primarily to heated delivery bags, and deferred income taxes were substantially offset by favorable changes in accrued expenses, due primarily to insurance claims reserves, and other components of working capital.

We have a revolving line of credit facility, which allows us to borrow up to $175.0 million with an expiration date in January 2006. Outstanding balances for the line of credit accrue interest at 62.5 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. The commitment fee on the unused balance ranges from 15.0 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).

We require capital primarily for the development, acquisition and maintenance of restaurants, new or replacement QC Centers and Support Services facilities, the enhancement of corporate systems and facilities and the funding of franchisee loans. Additionally, we began a common stock repurchase program in December 1999. During 2003, net loan repayments on our revolving line of credit of $78.6 million, common stock repurchases of $5.9 million and capital expenditures of $16.3 million were primarily funded by cash flow from operations, proceeds from stock option exercises and available cash and cash equivalents.

Total 2004 capital expenditures are expected to be approximately $25.0 million to $30.0 million, about one-half of which is for the development, relocation or remodeling of restaurants, including routine replacement of equipment, and about one-half of which is for QC Centers, Support Services and corporate requirements. During 2004, we plan to relocate the Raleigh, North Carolina commissary and open approximately six new domestic Company-owned restaurants.

As of December 28, 2003, we had loans to franchisees of $11.6 million (including a loan to the Marketing Fund of $1.2 million), net of allowance for doubtful accounts of $6.4 million. We do not have any additional loan funding commitments related to existing franchisee loans at December 28, 2003. We do not plan to extend loans of any significance to franchisees in the future.

The Board of Directors has authorized up to $400 million for the share repurchase program through December 26, 2004. At December 28, 2003, a total of 13.6 million shares have been repurchased for $351.6 million at an average price of $25.92 per share since the repurchase program started in 1999 (approximately 206,000 shares in 2003, 4.5 million shares in 2002, 1.2 million shares in 2001, 6.4 million shares in 2000 and 1.3 million shares in 1999). Subsequent to year-end (through March 1, 2004), we acquired an additional 713,000 shares at an aggregate cost of $24.0 million. As of March 1, 2004, approximately $24.3 million of common stock remains available for repurchase under this authorization.

We expect to fund the planned capital expenditures and any additional share repurchases for the next twelve months from operating cash flow and remaining availability under our line of credit, reduced for certain outstanding letters of credit amounting to $18.6 million. Our debt, which is primarily due to the share repurchase program, was $61.3 million at December 28, 2003, compared to $140.1 million at December 29, 2002.

Contractual obligations and payments as of December 28, 2003 due by year are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Contractual Obligations:

Long-term debt	$250	$—	$—	$—	$250
Revolving line of credit (1)	—	61,000	—	—	61,000
Total debt	250	61,000	—	—	61,250
Operating leases	21,686	35,889	20,222	25,458	103,255
Total contractual obligations	$21,936	$96,889	$20,222	$25,458	$164,505

(1)   Excludes a fair value adjustment of $5.3 million included in other long-term liabilities in the consolidated balance sheet related to our interest rate swap that hedges against the effects of rising interest rates on forecasted future borrowings.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$24,568	$—	$—	$—	$24,568

See “Notes 7, 10 and 15” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

Impact of Inflation

We do not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly commodities, labor, benefits, insurance, utilities and fuel, could have a significant impact on us.

Forward-Looking Statements

Certain information contained in this annual report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to the uncertainties associated with litigation; increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program;  increases in advertising promotions and discounting by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to open new restaurants and operate new and existing restaurants profitably; increases in food, labor, utilities, fuel, employee benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers if needed; health- or disease-related disruptions or consumer concerns about the commodity supply; economic and political and health conditions in the countries in which the Company or its franchisees operate; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; higher than anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime; and labor shortages in various markets resulting in higher required wage rates. These factors might be especially harmful to the financial viability of franchises in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Our international operations are subject to additional factors, including currency regulations and fluctuations; differing cultures and consumer preferences; diverse government regulations and structures; ability to source high quality ingredients and other commodities in a cost-effective manner; differing interpretation of the obligations established in franchise agreements with international franchisees; and the successful conversion of Perfect Pizza restaurants to Papa John’s restaurants.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our debt at December 28, 2003 is principally comprised of a $61.0 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 62.5 to 100.0 basis point spread, tiered based upon debt and cash flow levels. In November 2001, we entered into an interest rate swap agreement that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

The effective interest rate on the line of credit, including the impact of the interest rate swap agreement, was 6.06% as of December 28, 2003. An increase in the present interest rate of 100 basis points on the debt balance outstanding as of December 28, 2003, as mitigated by the interest rate swap, would have no impact on interest expense since the debt balance is less than $100.0 million.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on our operating results.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have a purchasing arrangement with a third-party entity, BIBP, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Under this arrangement, we are able to purchase cheese at a fixed price per pound throughout a given quarter, based in part on historical average cheese prices. Gains and losses incurred by the selling entity are used as a factor in determining adjustments to the selling price over time. As a result, for any given quarter, the established price paid by the Company may be less than or greater than the prevailing average market price. Over the long term, we expect to purchase cheese at a price approximating the actual average market price, with less short-term volatility. However, actual cheese market price volatility may significantly impact our operating results beginning in 2004 as a result of the adoption of new accounting guidance effective as of 2003 year-end requiring the consolidation of BIBP. See “Note 3” of “Notes to Consolidated Financial Statements” for further information.

The average quarterly block market price and the equivalent block market price paid by Papa John’s through purchases by BIBP by quarter for 2003, 2002 and 2001 are as follows:

	Block Market Price			Price Paid by Papa John’s
	2003	2002	2001	2003	2002	2001

Quarter 1	$1.115	$1.254	$1.192	$1.159	$1.403	$1.086
Quarter 2	1.134	1.205	1.536	1.122	1.323	1.102
Quarter 3	1.536	1.129	1.697	1.242	1.450	1.497
Quarter 4	1.474	1.155	1.323	1.217	1.290	1.749
Full Year	$1.315	$1.186	$1.437	$1.185	$1.367	$1.359

We do not generally make use of financial instruments to hedge commodity prices, in part because of the purchasing arrangement with BIBP.

Item 8.  Financial Statements and Supplementary Data

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended
(In thousands, except per share amounts)	December 28, 2003	December 29, 2002	December 30, 2001
Domestic revenues:
Restaurant sales	$416,049	$429,813	$445,849
Franchise royalties	49,851	51,386	50,768
Franchise and development fees	1,475	1,734	2,927
Commissary sales	369,825	381,217	390,889
Other sales	48,541	50,055	52,730
International revenues:
Royalties and franchise and development fees	6,297	5,846	5,895
Restaurant and commissary sales	25,340	26,168	26,014
Total revenues	917,378	946,219	975,072
Costs and expenses:
Domestic restaurant expenses:
Cost of sales	92,488	98,717	110,632
Salaries and benefits	135,295	125,473	130,882
Advertising and related costs	38,329	35,810	35,297
Occupancy costs	25,406	23,571	25,326
Other operating expenses	54,405	56,517	60,721
Total domestic restaurant expenses	345,923	340,088	362,858
Domestic commissary and other expenses:
Cost of sales	292,226	309,021	323,954
Salaries and benefits	28,925	29,823	30,124
Other operating expenses	59,127	49,831	44,893
Total domestic commissary and other expenses	380,278	388,675	398,971
International operating expenses	21,736	21,918	21,739
General and administrative expenses	67,191	72,403	69,487
Provision for uncollectible notes receivable	1,868	2,838	537
Restaurant closure, impairment and disposition losses (gains)	5,469	1,051	(1,249)
Other general expenses	3,314	6,078	4,770
Depreciation and amortization	31,059	31,741	35,176
Total costs and expenses	856,838	864,792	892,289
Operating income	60,540	81,427	82,783
Investment income	672	1,126	1,958
Interest expense	(6,851)	(7,677)	(8,857)
Income before income taxes and cumulative effect of a change in accounting principle	54,361	74,876	75,884
Income tax expense	20,385	28,079	28,639
Income before cumulative effect of a change in accounting principle	33,976	46,797	47,245
Cumulative effect of accounting change, net of tax	(413)	—	—
Net income	$33,563	$46,797	$47,245

Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$1.89	$2.33	$2.09
Cumulative effect of accounting change, net of tax	(0.02)	—	—
Basic earnings per common share	$1.87	$2.33	$2.09
Earnings per common share - assuming dilution:
Income before cumulative effect of a change in accounting principle	$1.88	$2.31	$2.08
Cumulative effect of accounting change, net of tax	(0.02)	—	—
Earnings per common share - assuming dilution	$1.86	$2.31	$2.08

Basic weighted average shares outstanding	17,938	20,068	22,600
Diluted weighted average shares oustanding	18,037	20,300	22,753

Supplemental data (see Note 14):
Revenues - affiliates	$88,056	$108,755	$114,616
Other income - affiliates	285	264	660

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	December 28, 2003	December 29, 2002

Assets
Current assets:
Cash and cash equivalents	$7,071	$9,499
Accounts receivable (less allowance for doubtful accounts of $4,907 in 2003 and $2,484 in 2002)	17,322	14,487
Accounts receivable-affiliates	2,395	2,276
Inventories	17,030	16,341
Prepaid expenses and other current assets	11,590	12,318
Deferred income taxes	7,050	3,875
Total current assets	62,458	58,796
Investments	7,522	7,742
Net property and equipment	203,818	223,599
Notes receivable-franchisees (less allowance for doubtful accounts of $6,356 in 2003 and $4,436 in 2002)	10,380	13,787
Notes receivable-affiliates	1,200	335
Goodwill	48,577	48,756
Other assets	13,259	13,817
Total assets	$347,214	$366,832

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,309	$24,942
Income and other taxes	12,070	16,230
Accrued expenses	40,288	34,658
Current portion of debt	250	235
Total current liabilities	80,917	76,065
Unearned franchise and development fees	5,911	3,915
Long-term debt, net of current portion	61,000	139,850
Deferred income taxes	7,881	2,445
Other long-term liabilities	32,233	22,610
Stockholders’ equity:
Preferred stock ($.01 par value per share; authorized 5,000,000 shares, no shares issued)	—	—
Common stock ($.01 par value per share; authorized 50,000,000 shares, issued 31,716,105 in 2003 and 31,438,342 in 2002)	317	314
Additional paid-in capital	219,584	212,107
Accumulated other comprehensive loss	(3,116)	(5,314)
Retained earnings	293,921	260,358
Treasury stock (13,603,587 shares in 2003 and 13,397,464 shares in 2002, at cost)	(351,434)	(345,518)
Total stockholders’ equity	159,272	121,947
Total liabilities and stockholders’ equity	$347,214	$366,832

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2000	22,997	$307	$193,029	$(277)	$166,316	$(193,054)	$166,321
Comprehensive income:
Net income	—	—	—	—	47,245	—	47,245
Cumulative effect of accounting change, net of tax of $646 (see Note 2)	—	—	—	(1,053)	—	—	(1,053)
Change in valuation of interest rate collar and swap agreements, net of tax of $811	—	—	—	(1,324)	—	—	(1,324)
Other, net	—	—	—	(280)	—	—	(280)
Comprehensive income							44,588
Exercise of stock options	387	3	8,407	—	—	—	8,410
Tax benefit related to exercise of non-qualified stock options	—	—	580	—	—	—	580
Acquisition of treasury stock	(1,237)	—	—	—	—	(29,354)	(29,354)
Common equity put options	—	—	—	—	—	5,306	5,306
Other	—	—	(219)	—	—	—	(219)

Balance at December 30, 2001	22,147	310	201,797	(2,934)	213,561	(217,102)	195,632
Comprehensive income:
Net income	—	—	—	—	46,797	—	46,797
Change in valuation of interest rate collar and swap agreements, net of tax of $1,625	—	—	—	(2,651)	—	—	(2,651)
Other, net	—	—	—	271	—	—	271
Comprehensive income							44,417
Exercise of stock options	399	4	9,128	—	—	—	9,132
Tax benefit related to exercise of non-qualified stock options	—	—	1,047	—	—	—	1,047
Acquisition of treasury stock	(4,505)	—	—	—	—	(128,416)	(128,416)
Other	—	—	135	—	—	—	135

Balance at December 29, 2002	18,041	314	212,107	(5,314)	260,358	(345,518)	121,947
Comprehensive income:
Net income	—	—	—	—	33,563	—	33,563
Change in valuation of interest rate collar and swap agreements, net of tax of $1,122	—	—	—	1,831	—	—	1,831
Other, net	—	—	—	367	—	—	367
Comprehensive income							35,761
Exercise of stock options	278	3	6,616	—	—	—	6,619
Tax benefit related to exercise of non-qualified stock options	—	—	540	—	—	—	540
Acquisition of treasury stock	(206)	—	—	—	—	(5,916)	(5,916)
Other	—	—	321	—	—	—	321
Balance at December 28, 2003	18,113	$317	$219,584	$(3,116)	$293,921	$(351,434)	$159,272

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

At December 28, 2003, the accumulated other comprehensive loss of $3,116 was comprised of net unrealized loss on the interest rate swap agreement of $3,198 and net unrealized loss on investments of $19, net of unrealized foreign currency translation gains of $101.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	December 28, 2003	December 29, 2002	December 30, 2001
Operating activities
Net income	$33,563	$46,797	$47,245
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant closure, impairment and disposition losses (gains)	5,469	1,051	(1,249)
Provision for uncollectible accounts and notes receivable	4,822	3,950	1,050
Depreciation and amortization	31,059	31,741	35,176
Deferred income taxes	1,037	(1,018)	8,414
Tax benefit related to exercise of non-qualified stock options	540	1,047	580
Other	904	3,358	2,226
Changes in operating assets and liabilities:
Accounts receivable	(6,258)	3,001	(1,408)
Inventories	252	(3,682)	5,366
Prepaid expenses and other current assets	1,987	(2,888)	(1,715)
Other assets and liabilities	9,570	4,217	5,642
Accounts payable	3,479	(229)	222
Accrued expenses	(3,579)	7,583	(2,420)
Unearned franchise and development fees	1,996	623	(2,741)
Net cash provided by operating activities	84,841	95,551	96,388
Investing activities
Purchase of property and equipment	(16,315)	(18,806)	(31,479)
Purchase of investments	(738)	(4,318)	(3,424)
Proceeds from sale or maturity of investments	975	—	5,397
Loans to franchisees and affiliates	(1,575)	(764)	(8,822)
Loan repayments from franchisees and affiliates	2,701	4,075	10,264
Acquisitions	(150)	(781)	(1,306)
Proceeds from divestitures of restaurants	910	130	6,732
Other	106	556	381
Net cash used in investing activities	(14,086)	(19,908)	(22,257)
Financing activities
Net proceeds (repayments) on line of credit facility	(78,600)	35,000	(40,400)
Payments on long-term debt	(235)	(225)	(915)
Proceeds from exercise of stock options	6,619	9,132	8,410
Acquisition of treasury stock	(5,916)	(128,416)	(29,354)
Other	316	485	(124)
Net cash used in financing activities	(77,816)	(84,024)	(62,383)

Effect of exchange rate changes on cash and cash equivalents	387	271	(280)

Change in cash and cash equivalents	(6,674)	(8,110)	11,468
Cash acquired from consolidation of BIBP Commodities, Inc.	4,246	—	—
Cash and cash equivalents at beginning of year	9,499	17,609	6,141
Cash and cash equivalents at end of year	$7,071	$9,499	$17,609

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” currently in 49 states, the District of Columbia, and 15 international markets. We also operate and franchise pizza delivery and carryout restaurants under the trademark “Perfect Pizza” in the United Kingdom. Substantially all revenues are derived from retail sales of pizza to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in their operations.

2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Papa John’s and its subsidiaries. We began consolidating BIBP Commodities, Inc. (“BIBP”), a variable interest entity as of December 28, 2003. The results of our insurance subsidiary, RSC Insurance Services, Ltd. (“RSC”), are consolidated one quarter in arrears. All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

Franchise fees are recognized when a franchised restaurant begins operations, at which time we have performed our obligations related to such fees. Fees received pursuant to development agreements which grant the right to develop franchised restaurants in future periods in specific geographic areas are deferred and recognized on a pro rata basis as the franchised restaurants subject to the development agreements begin operations. Both franchise and development fees are nonrefundable. Retail sales from Company-owned restaurants and franchise royalties, which are based on a percentage of franchise restaurants’ sales, are recognized as revenues when the products are delivered to or carried out by customers.

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

Investments are comprised of U.S. government agency securities with maturity dates throughout 2004 and are held by RSC. Such investments are designated for the purpose of funding insurance claim payments and are not available for general use. The investments are classified as available for sale securities and are stated at fair value, which approximates carrying value, based upon quoted market prices.

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

Inventories

Inventories, which consist of food products, paper goods and supplies, smallwares, restaurant equipment and printing and promotional items, are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market.

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

Depreciation expense was $30.3 million in 2003, $31.4 million in 2002 and $31.7 million in 2001.

Long-Lived and Intangible Assets

The recoverability of long-lived and intangible assets (i.e., goodwill) is evaluated annually or more frequently if an impairment indicator exists. We consider several indicators in assessing if impairment has occurred, including historical financial performance, operating trends and our future operating plans.

If impairment indicators exist, we evaluate long-lived assets on an operating unit basis (e.g. an individual restaurant) to determine whether impairment exists on the basis of undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. Recorded values for long-lived assets that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or net realizable value for assets held for sale. We recorded impairment charges of $2.5 million, $208,000 and $556,000, related to Company-owned restaurants, in 2003, 2002 and 2001, respectively, which are included in Restaurant closure, impairment and disposition losses (gains) in the consolidated statements of income (see Note 6).

Goodwill impairment is evaluated annually on a reporting unit basis by comparing the fair value of the reporting unit to its carrying value.

Restaurant Closures

Beginning in fiscal 2003, we recognize the costs associated with restaurant closures at the time such costs are actually incurred, as required by Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, generally expected to be at the time the closing occurs. Prior to 2003, we recognized the impact of costs associated with restaurant closures in the period in which the decision to close the restaurants was made. We recognized closure charges of $3.2 million, $740,000 and $2.9 million in 2003, 2002 and 2001 which are included in Restaurant closure, impairment and dispositions in the consolidated statements of income (see Note 6).

Deferred Costs

We defer certain systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $723,000 in 2003, $1.3 million in 2002 and $1.4 million in 2001.

We also defer the incremental direct costs associated with selling development agreements to domestic and international franchisees. These deferred costs, included in other assets in the accompanying consolidated balance sheets, are amortized in proportion to revenue recognized. Total costs deferred, net of amortization, were approximately $937,000 in 2003, $219,000 in 2002 and were negligible in 2001.

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

Stock-Based Compensation

Effective at the beginning of fiscal 2002, we elected to expense the cost of employee stock options in accordance with the fair value method contained in SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation. Under SFAS No. 123, the fair value for options is estimated at the date of grant using a Black-Scholes option pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. The election was effective as of the beginning of fiscal 2002 and applies to all stock options issued after the effective date.

Prior to 2002, we followed Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for our employee stock options. Under APB No. 25, no compensation expense is recognized provided the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

The following table illustrates the effect on income and earnings per share (before cumulative effect of a change in accounting principle) if the fair value based method had been applied to all outstanding and unvested awards in 2003, 2002 and 2001:

(in thousands, except per share data and assumptions)	2003	2002	2001

Income before cumulative effect of a change in accounting principle (as reported)	$33,976	$46,797	$47,245
Add: Stock-based employee compensation expense included in reported income before cumulative effect of a change in accounting principle, net of related tax effects	152	36	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(383)	(721)	(792)
Pro forma income before cumulative effect of a change in accounting principle	$33,745	$46,112	$46,453

Earnings per share - before cumulative effect of a change in accounting principle:
Basic - as reported	$1.89	$2.33	$2.09
Basic - pro forma	$1.88	$2.30	$2.06
Assuming dilution - as reported	$1.88	$2.31	$2.08
Assuming dilution - pro forma	$1.87	$2.28	$2.04

Assumptions (weighted average):
Risk-free interest rate	1.9%	2.3%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.32	0.47	0.48
Expected life (in years)	1.9	6.3	5.2

See Note 18 for additional information related to our stock option programs.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative meets the hedge criteria as defined by certain accounting standards, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

In connection with the line of credit facility, in March 2000, we entered into a no-fee interest rate collar (“Collar”) with a notional amount of $100.0 million, a 30-day LIBOR rate range of 6.36% (floor) to 9.5% (ceiling) and an expiration date of March 2003. In November 2001, we entered into an interest rate swap agreement (“Swap”) that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006. The purpose of the Collar and Swap is to provide a hedge against the effects of rising interest rates on the forecasted future borrowings.

The adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, during 2001, as amended by SFAS No. 137 and SFAS No. 138, resulted in the cumulative effect of an accounting change of $1.7 million ($1.1 million after tax) charged against accumulated other comprehensive income (loss) to reflect the fair value of the Collar as of the date of adoption. The adoption of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, had no impact on earnings.

We recognized income of $3.0 million ($1.8 million after tax) in 2003 and charges of $4.3 million ($2.7 million after tax) and $2.1 million ($1.3 million after tax) in 2002 and 2001, respectively, in accumulated other comprehensive income (loss) for the net change in fair value of our derivatives associated with our debt agreements. Fair value is based on quoted market prices. See Note 7 for additional information on our debt and credit arrangements.

Earnings per Share

The calculation of basic earnings per common share and earnings per common share — assuming dilution, before the cumulative effect of a change in accounting principle, for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 are as follows (in thousands, except per share data):

	2003	2002	2001
Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$33,976	$46,797	$47,245
Weighted average shares outstanding	17,938	20,068	22,600
Basic earnings per common share	$1.89	$2.33	$2.09

Earnings per common share - assuming dilution:
Income before cumulative effect of a change in accounting principle	$33,976	$46,797	$47,245

Weighted average shares outstanding	17,938	20,068	22,600
Dilutive effect of outstanding common stock options	99	232	153
Diluted weighted average shares outstanding	18,037	20,300	22,753
Earnings per common share - assuming dilution	$1.88	$2.31	$2.08

Options to purchase common stock with an exercise price greater than the average market price were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The number of antidilutive options was 2.2 million in 2003, 1.8 million in 2002 and 3.0 million in 2001.

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

SFAS No. 144

In 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for the Company in fiscal year 2002. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 required one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadened the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 in 2002 did not have a significant impact on our results of operations or our consolidated financial statement presentation. See Note 6 for additional information.

SFAS No. 146

In June 2002, the FASB issued SFAS No. 146, which is effective for the Company in fiscal 2003. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition date of a liability for costs associated with an exit or disposal activity. Under SFAS No. 146, companies are required to recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred instead of at the date of a company’s commitment to an exit plan as was permitted under EITF 94-3. Costs addressed by SFAS No. 146 include: one-time termination benefits provided to employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease, costs to consolidate or close facilities, and costs to relocate employees. The adoption of SFAS No. 146 in 2003 did not have a significant impact on our results of operations or our consolidated financial statement disclosures.

SFAS No. 148

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123, (SFAS No. 123), effective for the Company in fiscal 2003. The only pertinent changes to the Company, as provided by SFAS No. 148, are the required disclosures regarding the method used by a company in accounting for stock-based employee compensation and the effect of the method on reported results in both interim and annual financial statements. The Company adopted the required disclosures in fiscal 2002.

SFAS No. 150

We adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (SFAS No. 150) during the third quarter of 2003. SFAS No. 150 requires parent companies to record minority interest liabilities at estimated settlement value if the majority-owned subsidiary has equity instruments that are redeemable at a fixed date and such redemption is certain to occur. We have a majority interest in one subsidiary, which owns and operates 24 Papa John’s restaurants, that meets these provisions. During the third quarter of 2003, we recorded an after-tax cumulative effect adjustment of $413,000 ($660,000 pre-tax) or $0.02 per share, in our consolidated statements of income, related to the adoption of SFAS No. 150. SFAS No. 150 is not expected to have a significant impact on future earnings reported by the Company. See Note 12 for the amount of the recorded minority interest liability.

Prior Year Data

Certain prior year data has been reclassified to conform to the 2003 presentation.

3.   Accounting for Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

We are required to apply the provisions of FIN 46 to VIEs that qualify as special purpose entities (“SPEs”) at December 28, 2003. We are required to apply the provisions of FIN 46 to all other qualifying VIEs at the end of the first quarter of 2004.

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), an SPE formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $126.7 million, $147.7 million and $154.1 million of cheese from BIBP during 2003, 2002 and 2001, respectively.

We are the primary beneficiary of BIBP, a VIE, and have consolidated the balance sheet of BIBP as of December 28, 2003. A cumulative effect adjustment was not required upon initial consolidation because BIBP had a surplus in stockholders’ equity at the December 28, 2003 adoption date, and such surplus is reflected as a minority interest liability in the consolidated balance sheet.

The consolidation of BIBP could have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. In future periods, we will recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. Although we expect BIBP to achieve break-even financial results over time, in the short-term, significant earnings fluctuations could occur.

BIBP has a $15.0 million line of credit with a commercial bank. The $15.0 million line of credit is not guaranteed by Papa John’s. We have a commitment to lend up to $2.6 million to BIBP if the $15.0 million line of credit is fully utilized.  BIBP did not have any outstanding borrowings under either credit facility at December 28, 2003 or December 29, 2002, and had outstanding borrowings of $2.2 million under the bank facility as of February 23, 2004.

The accompanying consolidated balance sheet at December 28, 2003 includes BIBP. The following are summarized financial statements of BIBP:

Summarized Statements of Operations (in thousands):

	2003	2002	2001

Sales to PJFS	$126,722	$147,685	$154,058
Cost of sales	(140,094)	(128,718)	(163,824)
Administrative expense	(212)	(118)	(102)
Investment income (expense)	260	35	(160)
Income (loss) before income taxes	(13,324)	18,884	(10,028)
Income tax benefit (expense)	5,130	(7,270)	3,861
Net income (loss)	$(8,194)	$11,614	$(6,167)

Summarized Balance Sheets (in thousands):

	2003	2002

Cash and cash equivalents	$4,246	$16,442
Other current assets	4,702	4,454
Total assets	$8,948	$20,896

Current liabilities	$6,520	$10,239
Stockholders’ equity	2,428	10,657
Total liabilities and stockholders’ equity	$8,948	$20,896

In addition, Papa John’s has extended loans to certain franchisees. As a result, Papa John’s is deemed the primary beneficiary of four of these franchise entities even though we have no ownership interest in them. These entities operate a total of 33 restaurants with annual revenues approximating $20.0 million. Our net loan balance receivable from these four entities is $5.3 million at December 28, 2003, with no further funding commitments. We will consolidate the financial results of these entities at the end of the first quarter of 2004, resulting in the recording of goodwill approximating $3.3 million. The impact on future operating income from the consolidation of these or other qualifying franchise entities is not expected to be significant.

4.  Acquisitions

During 2003, our wholly-owned subsidiary in the United Kingdom purchased one restaurant from a franchisee for $150,000.

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

5.  Goodwill and Other Intangible Assets

Our consolidated balance sheets included $48.6 million and $48.8 million of goodwill at December 28, 2003 and December 29, 2002, respectively, net of accumulated amortization of $7.9 million in 2003 and 2002. Goodwill was amortized on a straight-line basis ranging from 15 to 25 years prior to our 2002 fiscal year. The changes in the carrying amount of goodwill by reportable segment for the years ended December 28, 2003 and December 29, 2002 are as follows:

(in thousands)	Domestic Restaurants	International	All Others	Total

Balance as of December 30, 2001	$20,228	$27,610	$436	$48,274
Goodwill acquired	648	—	—	648
Goodwill written off related to sale of restaurants	(131)	(35)	—	(166)
Balance as of December 29, 2002	$20,745	$27,575	$436	$48,756
Goodwill written off related to closure of restaurants	(179)	—	—	(179)
Balance as of December 28, 2003	$20,566	$27,575	$436	$48,577

The $648,000 addition of goodwill is due to the acquisition of three restaurants during 2002 (see Note 4). Amortization expense was reduced by approximately $2.8 million ($1.7 million, net of tax) or $0.09 per common share on a fully diluted basis in 2002 due to the adoption of SFAS No. 142. The following reconciles income for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, reported in the accompanying consolidated statements of income to earnings as adjusted for the impact of the elimination of goodwill amortization:

	2003	2002	2001
Income before cumulative effect of a change in accounting principle (in thousands):
Reported income before cumulative effect of a change in accounting principle	$33,976	$46,797	$47,245
Goodwill amortization, net of tax	—	—	1,743
Adjusted income before cumulative effect of a change in accounting principle	$33,976	$46,797	$48,988

Basic earnings per common share:
Reported basic earnings per common share before cumulative effect of a change in accounting principle	$1.89	$2.33	$2.09
Goodwill amortization, net of tax	—	—	0.08
Adjusted basic earnings per common share before cumulative effect of a change in accounting principle	$1.89	$2.33	$2.17

Earnings per common share - assuming dilution:
Reported earnings per common share before cumulative effect of a change in accounting principle	$1.88	$2.31	$2.08
Goodwill amortization, net of tax	—	—	0.07
Adjusted earnings per common share before cumulative effect of a change in accounting principle	$1.88	$2.31	$2.15

6.  Restaurant Closure, Impairment and Dispositions

We recorded charges of $3.2 million, $740,000 and $2.9 million in 2003, 2002 and 2001 for restaurants we decided to close. The charges are included in Restaurant closure, impairment and disposition losses (gains) in the accompanying consolidated statements of income.

During 2003, we decided to close 27 domestic restaurants, which were primarily located in three of the 21 markets with Company-owned units, due to deteriorating economic performance and an insufficient outlook for improvement. We recorded a pre-tax impairment closure charge of $2.1 million in the third quarter of 2003 related to the closure of these restaurants and an additional charge of $1.1 million at the time of closure in the fourth quarter related to the remaining lease expense.

We also identified an additional 25 under-performing restaurants that were subject to impairment charges due to the restaurants’ declining performance during 2003, which was a result of increased competition, increased operating expenses, and deteriorating economic conditions in these markets.

During our review of potentially impaired restaurants, we considered several indicators, including restaurant profitability, annual comparable sales, operating trends, and actual operating results at a market level. In accordance with SFAS No. 144, we estimated the undiscounted cash flows over the estimated lives of the assets for each of our restaurants that met certain impairment indicators and compared those estimates to the carrying values of the underlying assets. The forecasted cash flows were based on our assessment of the individual restaurant’s future profitability, which is based on the restaurant’s historical financial performance, the maturing of the restaurant’s market, as well as our future operating plans for the restaurant and its market. In estimating future cash flows, we used a discount rate of 12%, which approximates the return we would expect on those types of investments. Based on our analysis, we determined that 25 restaurants were impaired for a total of $2.5 million.

The following table summarizes restaurant closure, impairment and disposition gains (losses) during 2003, 2002 and 2001:

(in thousands)	2003	2002	2001

Number of restaurants sold	7	14	50

Cash proceeds received	$910	$130	$6,732
Notes receivable from franchisees	46	525	4,485
Total consideration	956	655	11,217
Net book value	681	758	6,524
Gain (loss) on restaurants sold	275	(103)	4,693
Loss on domestic restaurant closures	(3,239)	(740)	(2,888)
Restaurant long-lived asset impairment	(2,505)	(208)	(556)
Total restaurant closure, impairment and disposition gains (losses)	$(5,469)	$(1,051)	$1,249

7.     Debt and Credit Arrangements

Debt and credit arrangements consist of the following (in thousands):

	2003	2002

Revolving line of credit	$61,000	$139,600
Other	250	485
	61,250	140,085
Current portion of debt	(250)	(235)
Long-term debt	$61,000	$139,850

In connection with the authorization of a common stock share repurchase program in 1999 (see Note 16), we entered into a $200.0 million revolving line of credit facility which terminated in January 2003. In January 2003, we entered into an agreement to extend our revolving line of credit facility. The line of credit allows us to borrow up to $175.0 million with an expiration date in January 2006. Outstanding balances accrue interest at 62.5 to 100.0 basis points over LIBOR or other bank developed rates at our option. The commitment fee on the unused balance ranges from 15.0 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to EBITDA. The outstanding balance under each line of credit was $61.0 million at December 28, 2003 and $139.6 million at December 29, 2002. The fair value of our outstanding debt approximates the carrying value.

The line of credit contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charge and leverage ratios and minimum levels of net worth. At December 28, 2003, we were in compliance with these covenants.

In March 2000, Papa John’s entered into a no-fee interest rate collar (“Collar”) with a notional amount of $100.0 million, a 30-day LIBOR rate range of 6.36% (floor) to 9.50% (ceiling) which expired in March, 2003. The purpose of the Collar was to provide a hedge against the effects of rising interest rates. Papa John’s made payments under the terms of the Collar when the 30-day LIBOR rate was below the floor to raise the effective rate to 6.36%, and received payments when the 30-day LIBOR rate was above the ceiling, to lower the effective rate to 9.50%, thus assuring that Papa John’s effective 30-day LIBOR rate was always within the above-stated range. When the 30-day LIBOR rate was within the range, no payments were made or received under the Collar. Amounts payable or receivable under the Collar were accounted for as adjustments to interest expense.

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

The net fair value of the Swap was a liability balance of $5.3 million ($3.3 million, net of tax) at December 28, 2003. The combined net fair value of the Collar and Swap was a liability balance of $8.1 million ($5.0 million, net of tax) at December 29, 2002. The liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets (offset by corresponding amounts in stockholders’ equity, representing the net unrealized losses included in accumulated other comprehensive loss), except as noted below.

Amounts payable or receivable under the Swap were accounted for as adjustments to interest expense. Additionally, the portion of the net fair value of the Swap deemed to be unhedged as of December 28, 2003 was also accounted for as an adjustment to interest expense in the amount of $175,000.

Interest paid during fiscal 2003, 2002 and 2001 was $6.9 million, $7.5 million, and $9.4 million, respectively.

8.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2003	2002
Land	$33,891	$34,165
Buildings and improvements	82,880	82,168
Leasehold improvements	73,039	75,104
Equipment and other	159,775	155,526
Construction in progress	3,168	3,854
	352,753	350,817
Less accumulated depreciation and amortization	(148,935)	(127,218)
Net property and equipment	$203,818	$223,599

9.  Franchisee Loans

Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the construction and development of their restaurants. We have also entered into loan agreements with a few franchisees that purchased restaurants from us or from other franchisees. Loans outstanding to franchisees were approximately $11.6 million as of December 28, 2003 and $14.1 million as of December 29, 2002, net of allowance for doubtful accounts. The outstanding franchisee loan balance as of December 28, 2003 includes a loan of $1.2 million to the Marketing Fund (see Note 2), which was repaid in January 2004. We do not plan to extend loans of any significance to franchisees in the future.

Such loans bear interest at fixed or floating rates (with an average stated rate of 4.8% at December 28, 2003), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans, on an individual basis, approximate market value. Interest income recorded on franchisee loans was approximately $466,000 in 2003, $751,000 in 2002 and $1.4 million in 2001 and is reported in investment income in the accompanying consolidated statements of income.

We established reserves of $6.4 million as of December 28, 2003 and $4.4 million as of December 29, 2002 for potentially uncollectible franchisee notes receivable. We concluded the reserves were necessary due to specific franchisees’ deteriorating economic performance and underlying collateral value.

10.  Insurance Reserves

The Company’s insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees are self-insured up to certain individual and aggregate reinsurance levels. Claims in excess of self-insurance levels are fully insured. Losses are accrued based on estimates of the aggregate retained liability for claims incurred using certain actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends. Accrued but unpaid losses for the Company’s insurance programs are included in accrued expenses in the accompanying consolidated balance sheets.

In addition, beginning in October 2000, our wholly-owned captive insurance subsidiary, RSC, began providing insurance coverage to franchisees that elect to participate. The insurance provided by the captive insurance subsidiary is principally workers’ compensation, general liability, property and owned and non-owned automobile programs.

During 2003, based on updated actuarial valuations, we recorded a $6.3 million increase in existing claim loss reserves at our captive insurance company, as compared to expected claims costs, which are included in other operating expenses within the Domestic commissary and other expenses section in the accompanying consolidated statements of income.

The Company’s estimated liability for claims loss reserves associated with the franchise insurance program are $15.9 million at December 29, 2003 and $8.3 million at December 29, 2002, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Investments of $7.5 million for 2003 and $7.7 million for 2002 are held by the captive insurance subsidiary to fund these estimated liabilities and are classified as long-term investments in the accompanying consolidated balance sheets.

We are a party to stand-by letters of credit with off-balance sheet risk associated with our insurance programs and with RSC. The total amount committed under letters of credit for these programs was $21.5 million at December 28, 2003.

11.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2003	2002
Insurance reserves	$18,478	$12,247
Accrued salaries and benefits	6,154	6,847
Accrued purchases	2,546	2,579
Rent	2,231	2,341
Restaurant closures	1,559	1,256
Consulting and professional fees	1,562	504
Marketing	1,198	1,028
Utilities	1,118	901
Obsolete inventory and equipment disposals	886	1,633
Accrued interest	245	464
Other	4,311	4,858
Total	$40,288	$34,658

12.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	2003	2002
Captive insurance claims loss reserves	$15,877	$8,309
Interest rate swap and collar	5,333	8,110
Deferred compensation plan	4,412	2,785
Minority interest - joint venture	3,425	2,771
Minority interest - variable interest entity (BIBP)	2,428	—
Other	758	635
Total	$32,233	$22,610

13.  Income Taxes

A summary of the provision for income taxes follows, exclusive of the tax effect related to the cumulative effect of accounting change, (in thousands):

	2003	2002	2001
Current:
Federal	$16,941	$25,442	$16,918
Foreign	61	460	174
State and local	2,346	3,195	3,133
Deferred (federal and state)	1,037	(1,018)	8,414
Total	$20,385	$28,079	$28,639

Significant deferred tax assets (liabilities) follow (in thousands):

	2003	2002
Unearned development fees	$2,202	$1,354
Accrued liabilities	8,609	4,616
Other assets and liabilities	6,857	5,405
Goodwill	647	2,273
Interest rate collar and swap	1,960	3,082
Total deferred tax assets	$20,275	$16,730

Deferred expenses	(1,439)	(988)
Accelerated depreciation	(16,592)	(12,428)
Other	(3,075)	(1,884)
Total deferred tax liabilities	(21,106)	(15,300)
Net deferred tax assets (liabilities)	$(831)	$1,430

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense, exclusive of the tax effect related to the cumulative effect of accounting change, for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 is as follows (in thousands):

	2003	2002	2001
Tax at U.S. federal statutory rate	$19,026	$26,207	$26,559
State and local income taxes	1,424	2,089	2,035
Other	(65)	(217)	45
Total	$20,385	$28,079	$28,639

Income taxes paid were $23.2 million in 2003, $26.3 million in 2002 and $16.5 million in 2001.

14.  Related Party Transactions

Certain of our officers and directors own equity interests in entities that operate and/or have rights to develop franchised restaurants. During 2003, in connection with the Company’s recruitment of directors deemed independent under new Securities and Exchange Commission and NASDAQ rules, one director retired from our Board and three resigned. One of the directors who resigned was paid $144,000 annually in 2003, 2002 and 2001 under a consulting agreement. This director also received $112,500 in 2003 for his years of service under a director severance program. We paid $60,000 to each of the two additional non-management directors who retired or resigned from the Board during 2003 for their years of service under a director severance program. The remaining director who resigned continues to serve as an executive officer of the Company. We have an employment agreement with another director, who continues to serve on the Board, under which $75,000 was paid annually in 2003, 2002 and 2001.

As more fully described in Note 2, the Papa John’s Marketing Fund, Inc. (the “Marketing Fund”), a non-profit corporation, is responsible for developing and conducting marketing and advertising for the Papa John’s system. The Company made a loan to the Marketing Fund at December 28, 2003 in the amount of $1.2 million, which was repaid in January 2004. There were no outstanding loans to the Marketing Fund at the end of 2002 and 2001. Additionally, during 2003, we made a $1.0 million contribution to the Marketing Fund, included in other general expenses in the accompanying consolidated statements of income, to assist the system with costs incurred for national advertising.

During 2003, Papa Card, Inc. was formed, which is a non-profit corporation affiliated with the Marketing Fund. Papa Card, Inc. is responsible for developing and marketing to our customers a gift card (“Papa Card”), and for maintaining the systems and other support infrastructure for the Papa Card program. We advanced certain start-up costs and working capital to Papa Card, Inc. and we have recorded a receivable of $972,000, which is included in accounts receivable – affiliates at December 28, 2003.

Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties and outstanding amounts due from the Marketing Fund and Papa Card, Inc. (in thousands):

	2003	2002	2001
Revenues from affiliates:
Commissary sales	$68,964	$86,959	$90,970
Other sales	9,140	9,473	11,137
Franchise royalties	9,892	12,200	12,254
Franchise and development fees	60	123	255
Total	$88,056	$108,755	$114,616

Other income from affiliates	$285	$264	$660
Accounts receivable-affiliates	$2,395	$2,276	$4,347
Notes receivable-affiliates	$1,200	$335	$661

The above table excludes transactions and balances related to former non-management directors for the time period subsequent to their retirement or resignation from our Board.

We paid $508,000 in 2003, $469,000 in 2002 and $418,000 in 2001 for charter aircraft services provided by an entity owned by the Chief Executive Officer (CEO) of Papa John’s. During 2001, we also paid $25,000 for charter aircraft services provided by an entity owned by a former director.

We advanced $4,000 in 2002 and $394,000 in 2001 (of which $194,000 related to 2002) in premiums for split-dollar life insurance coverage on the CEO and another executive officer of the Company for the purpose of funding estate tax obligations. No such advances were made during 2003. Papa John’s and the officers shared the cost of the premiums. The premiums advanced by us as of December 29, 2002 totaled approximately $2.0 million and were included in other long-term assets. During 2003, the Internal Revenue Service (“IRS”) issued new regulations concerning split-dollar life insurance premiums. As a result of these new IRS regulations, in December 2003, the CEO repaid the $1.9 million of company advances, which represented the accumulated premium payments the Company made toward the policy since inception. In January 2004, the other executive officer repaid the Company $74,000 for the accumulated premium payments made on his behalf.

The CEO paid the Company $460,000 in 2003, $385,000 in 2002 and $493,000 in 2001 for the salaries, bonuses and benefits of certain employees who perform work for both the Company and the CEO based upon an assessment of their responsibilities to each (on average, approximately 35% of the total costs were paid by the Company and 65% were paid by the CEO). Additionally, the Company charged the CEO $11,410 in 2003 related to approximately 800 square feet of Company office space utilized by these employees.

The CEO indirectly received payments from the Marketing Fund through advertising agencies for the use of his image and services in the production and use of certain electronic and print advertisements. The CEO earned $60,000 in 2001 for the services (none in 2003 and 2002).

During 2003, a franchise entity that is 64% owned by two executive officers of Papa John’s purchased a total of five restaurants for $1.8 million in two separate transactions with unrelated third-party franchise entities.

See Note 3 for information related to our purchasing arrangement with BIBP.

15.  Lease Commitments and Contingencies

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the Consumer Price Index. Papa John’s UK, our subsidiary located in the United Kingdom, leases certain retail space which is primarily subleased to our franchisees. We also lease the trailers used by our distribution subsidiary, PJFS, for an average period of eight years.

Future gross lease costs, future expected sublease payments and net lease costs are as follows (in thousands):

Year	Gross Lease Costs	Future Expected Sublease Payments	Net Lease Costs

2004	$21,686	$4,161	$17,525
2005	19,557	4,154	15,403
2006	16,332	3,929	12,403
2007	11,860	3,530	8,330
2008	8,362	3,260	5,102
Thereafter	25,458	13,798	11,660
Total	$103,255	$32,832	$70,423

We subleased 180 sites in 2003, 178 sites in 2002 and 170 sites in 2001 to our franchisees located in the United Kingdom and received payments of $4.3 million, $3.7 million and $3.5 million, which are netted with international operating expenses. Total rent expense was $18.0 million in 2003, $17.6 million in 2002 and $17.8 million in 2001, net of subleased payments received.

We are subject to claims and legal actions in the ordinary course of business.  We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

During 2003, we recognized $2.0 million of income from the settlement of a litigation matter, recorded as a reduction in other general expenses in the accompanying consolidated statements of income.

16.  Share Repurchase and Common Equity Put Options

The Papa John’s Board of Directors has authorized the repurchase of up to $400 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 26, 2004. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and the liquidation of available investments, cash and cash equivalents.

Through December 28, 2003, a total of 13.6 million shares with an aggregate cost of $351.6 million and an average price of $25.92 per share have been repurchased under this program and placed in treasury.

Subsequent to year-end (through March 1, 2004), an additional 713,000 shares with an aggregate cost of $24.0 million were repurchased.

During the third quarter of 2000, we sold 250,000 common equity put options. The common equity put options expired during 2001 and the expiration of the options is reflected in the accompanying consolidated statements of stockholders’ equity as a $5.3 million decrease in treasury stock, with a corresponding decrease in other long-term liabilities.

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

18.  Stock Options

We award stock options from time to time under the Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan (the “1999 Plan”) and the Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors (the “Directors Plan”). Shares of common stock authorized for issuance under the 1999 Plan are approximately 3.1 million, which includes shares transferred in from the Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan (the “1993 Plan”), which terminated on April 15, 2003 and 350,000 shares under the Directors Plan, subject to shareholder approval at the May 2004 Annual Meeting. As of December 28, 2003, approximately 1.7 million shares were available for future issuance under the 1999 Plan and 312,000 shares under the Directors Plan. Options granted prior to 2003 generally expire ten years from the date of grant and vest over one to five-year periods, except for certain options awarded under a previous, multi-year operations compensation program that vested immediately upon grant. During 2003, we issued 425,000 options under the 1999 Plan, 38,000 options under the Directors Plan and 8,000 options under a prior directors plan that generally expire 30 months from the date of grant and vest over a 12-month period. All awards made under the Directors Plan are subject to shareholder approval of the Plan as noted above.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if we have accounted for our employee stock options granted subsequent to December 25, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options granted prior to 2002 is amortized to expense over the options’ vesting period. See Note 2 for our pro forma information, along with the indicated weighted average assumptions used.

Information pertaining to options for 2003, 2002 and 2001 is as follows (number of options in thousands):

	2003		2002		2001
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding-beginning of year	3,382	$28.70	4,063	$28.52	5,269	$28.53
Granted	471	28.85	12	28.49	207	22.73
Exercised	278	23.83	399	22.92	387	21.72
Cancelled	212	33.81	294	34.10	1,026	29.96
Outstanding-end of year	3,363	$28.80	3,382	$28.70	4,063	$28.52
Exercisable-end of year	2,838	$28.87	3,163	$28.87	3,488	$28.39

Weighted average fair value of options granted during the year	$5.45		$9.49		$7.58

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 28, 2003, and the number and weighted average exercise price of options exercisable as of December 28, 2003 follow (number of options in thousands):

	Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding options:	$5.78 - $9.99	1	$8.24	0.67
	10.00 - 19.99	281	16.11	1.72
	20.00 - 29.99	1,701	26.43	4.01
	30.00 - 45.56	1,380	34.32	3.90
Total		3,363	$28.80	3.77

Exercisable options:	$5.78 - $9.99	1	$8.24
	10.00 - 19.99	281	16.11
	20.00 - 29.99	1,178	25.57
	30.00 - 45.56	1,378	34.32
Total		2,838	$28.87

19.  Employee Benefit Plans

We have established the Papa John’s International, Inc. 401(k) Plan (the “401(k) Plan”), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to all employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. At our discretion, we contribute a matching payment of up to 1.5% of a participating employee’s earnings, which is subject to vesting based on an employee’s length of service with us. Costs of the 401(k) Plan recognized in 2003, 2002 and 2001 were $399,000, $431,000 and $688,000, respectively.

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

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips and soft drinks to the general public.  The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and commissary operation located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

Generally, we evaluate performance and allocate resources based on profit or loss from operations before income taxes and eliminations. Certain administrative and capital costs are allocated to segments based upon predetermined rates or actual estimated resource usage. Beginning in 2003, we increased the rate of administrative cost allocation to domestic restaurants. We account for intercompany sales and transfers as if the sales or transfers were to third parties and eliminate the related profit in consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2).

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. No single external customer accounted for 10% or more of our consolidated revenues.

(in thousands)	2003	2002	2001
Revenues from external customers:
Domestic restaurants	$416,049	$429,813	$445,849
Domestic commissaries	369,825	381,217	390,889
Domestic franchising	51,326	53,120	53,695
International	31,637	32,014	31,909
All others	48,541	50,055	52,730
Total revenues from external customers	$917,378	$946,219	$975,072
Intersegment revenues:
Domestic commissaries	$115,608	$121,692	$132,948
Domestic franchising	733	683	459
International	2,368	2,713	2,339
All others	14,070	17,257	16,803
Total intersegment revenues	$132,779	$142,345	$152,549
Depreciation and amortization:
Domestic restaurants	$15,298	$15,720	$17,260
Domestic commissaries	5,967	6,311	6,354
International	1,043	698	2,322
All others	1,475	1,428	1,272
Unallocated corporate expenses	7,276	7,584	7,968
Total depreciation and amortization	$31,059	$31,741	$35,176
Income (loss) before income taxes and the cumulative effect of a change in accounting principle:
Domestic restaurants (1) (2)	$(6,335)	$20,577	$12,428
Domestic commissaries	22,382	22,294	25,332
Domestic franchising	47,725	50,741	49,912
International	(59)	867	414
All others (3)	(1,866)	3,819	2,990
Unallocated corporate expenses (1) (4)	(7,256)	(23,326)	(15,018)
Elimination of intersegment profits	(230)	(96)	(174)
Total income before income taxes and the cumulative effect of a change in accounting principle	$54,361	$74,876	$75,884
Property and equipment:
Domestic restaurants	$154,575	$156,144	$151,069
Domestic commissaries	68,089	68,071	65,643
International	3,227	3,562	4,563
All others	11,949	12,513	11,203
Unallocated corporate assets	114,913	110,527	107,681
Accumulated depreciation and amortization	(148,935)	(127,218)	(101,214)
Net property and equipment	$203,818	$223,599	$238,945
Expenditures for property and equipment:
Domestic restaurants	$10,500	$11,470	$18,347
Domestic commissaries	617	2,461	3,203
International	668	281	1,343
All others	956	1,356	847
Unallocated corporate	3,574	3,238	7,739
Total expenditures for property and equipment	$16,315	$18,806	$31,479

1.     The 2003 segment data reflects an increase in the rate of administrative cost allocation to domestic restaurants. The 2002 and 2001 proforma amounts, adjusted to reflect the 2003 increase in the administrative cost allocation would be $13.4 million and $4.8 million, respectively, for domestic restaurants and losses of $16.1 million and $7.4 million, respectively, for unallocated corporate expenses.

2.     The decrease in domestic restaurants income before income taxes from the 2002 pro forma income of $13.4 million is primarily due to a 3.0% decrease in comparable sales for the 2003 period and an increase in restaurant closure, impairment and disposition charges of $4.4 million. The decrease in domestic restaurant income is also due to increases in salaries and benefits (across-the-board increase in base pay for general managers and assistant managers and increased staffing due to the field management realignment), increases in general and health insurance costs, and increases in advertising and related costs. These increases are partially offset by lower cheese and other commodity costs. The increase in domestic restaurants pro forma income before income taxes ($13.4 million in 2002 as compared to $4.8 million in 2001) is primarily due to operating margin improvements, resulting from favorable commodity costs (primarily boxes and meats) and a higher average sales price point in 2002.

3.     The decrease in pre-tax income in 2003, as compared to 2002 and 2001 is primarily due to an increase of $6.3 million in claims loss reserves, as compared to expected claims costs, related to the franchisee insurance program.

4.     The decrease in unallocated corporate expenses in 2003 as compared to the 2002 proforma loss of $16.1 million is due to income recognized of $2.0 million in 2003 from the settlement of a litigation matter, lower provisions for uncollectible notes receivable, a reduction in corporate management bonuses and labor expenses and the inclusion in 2002 of costs related to the refurbishment plan concerning our heated delivery bag system. The increase in the 2002 proforma loss of $16.1 million as compared to the 2001 proforma loss of $7.4 million is primarily due to an increase in insurance costs, quality initiatives implemented in 2002 to improve the customer experience, an increase in the provision for uncollectible notes receivable, and the recognition of a loss in connection with a terminated vendor relationship.

21.  Quarterly Data (unaudited, in thousands, except per share data)

	Quarter
	1st		2nd		3rd		4th
	2003	2002	2003	2002	2003	2002	2003	2002
Total revenues	$232,282	$245,665	$226,469	$236,583	$219,589	$227,853	$239,038	$236,118

Operating income (1)	19,231	22,124	18,862	21,505	7,689	18,344	14,758	19,454

Income before cumulative effect of a change in accounting principle (1)	10,985	12,871	10,854	12,387	3,888	10,463	8,249	11,076

Net income (1)	10,985	12,871	10,854	12,387	3,475	10,463	8,249	11,076

Basic earnings per common share (1):
Income before cumulative effect of a change in accounting principle	$0.61	$0.60	$0.61	$0.60	$0.21	$0.53	$0.46	$0.60
Net Income	$0.61	$0.60	$0.61	$0.60	$0.19	$0.53	$0.46	$0.60

Earnings per common share - assuming dilution (1):
Income before cumulative effect of a change in accounting principle	$0.61	$0.60	$0.60	$0.59	$0.21	$0.53	$0.46	$0.59
Net Income	$0.61	$0.60	$0.60	$0.59	$0.19	$0.53	$0.46	$0.59

(1)   During the third quarter of 2003, we recorded a pre-tax charge of $4.2 million ($2.6 million after tax or $0.15 per share) related to restaurant closure, impairment and disposition losses and a $2.1 million ($1.3 million after tax or $0.07 per share) increase in claims loss reserves, as compared to expected claims costs, related to the franchisee insurance program. During the fourth quarter, we recorded an additional pre-tax charge of $1.1 million ($657,000 after tax or $0.04 per share) in restaurant closure, impairment and disposition losses and an additional $1.7 million ($1.1 million after tax or $0.06 per share) for increases in claims loss reserves, as compared to expected claims costs, related to the franchisee insurance program.

All quarterly information above is presented in 13-week periods.

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

The Audit Committee of the Board of Directors meets with the independent auditors and management periodically to discuss internal controls over financial reporting and other auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets with the independent auditors without management present to ensure that the independent auditors have free access to the Committee. The independent auditors are recommended by the Audit Committee and selected by the Board of Directors. Based upon their audit of the consolidated financial statements, the independent auditors, Ernst & Young LLP, have issued their Report of Independent Auditors, which follows.

Report of Independent Auditors

Board of Directors and Stockholders

Papa John’s International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and subsidiaries at December 28, 2003 and December 29, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2003, Papa John’s International, Inc. changed its method of accounting for certain financial instruments with characteristics of both liabilities and equity and certain variable interest entities, and in 2002, Papa John’s International, Inc. changed its methods of accounting for goodwill and other intangible assets and stock-based employee compensation.

/s/ Ernst & Young LLP
Louisville, Kentucky
February 23, 2004, except for Note 16,
as to which the date is March 1, 2004

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this annual report.

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

We have adopted a written code of ethics that applies to our directors, officers and employees. The code of ethics can be found on our web site, which is located at www.papajohns.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our web site.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 28, 2003 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)

Equity compensation plans approved by security holders	3,363,198	$28.80	1,981,966
Equity compensation plans not approved by security holders	—	—	—
Total	3,363,198	$28.80	1,981,966

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

Item 14.  Principal Accountant Fees and Services

The information required by this item is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information. Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

10.1

$175,000,000 Revolving Credit Facility arranged by Banc One Capital Markets, Inc. for Papa John’s International, Inc. and provided by Bank One, Kentucky, NA for itself as a Lender and as Agent for PNC Bank, National Association, Bank of America, Fifth Third Bank, National City Bank of Kentucky, U.S. Bank National Association, Huntington

National Bank - January 27, 2003. Exhibit 10.1 to our report on Form 10-K for the fiscal year ended December 29, 2002 is incorporated herein by reference.

10.2

Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and National City Bank, as Rights Agent (including the form of Certificate of Designation of Preferences and Rights and the form of Rights Certificate). Exhibit 4 of our Form 8-A dated February 16, 2000 is incorporated herein by reference.

10.3

Amendment dated December 24, 2002, to the Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and National City Bank, as Rights Agent. Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 29, 2002 is incorporated herein by reference.

10.4*

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

10.12*	1996 Papa John’s International, Inc. Executive Option Program. Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

10.13*

Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan Amended and Restated as of October 20, 1999. Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1999 is incorporated herein by reference.

10.14*	Papa John’s International, Inc. Management Incentive Plan. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 is incorporated herein by reference.

10.15*

Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended June 29, 2003 is incorporated herein by reference.

10.16

Loan Agreement among Mississippi Business Finance Corporation (acting for and on behalf of the State of Mississippi), Bank of Mississippi (as Servicing Trustee) and PJFS of Mississippi, Inc. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 27, 1994 is incorporated herein by reference.

10.17

Lease dated May 14, 1993, between PJ Food Service, Inc. and Sample Properties relating to our commissary facility in Raleigh, North Carolina. Exhibit 10.16 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

10.18

Lease dated November 1, 1993, between PJ Food Service, Inc. and Jackson Developers, LLC, a Missouri limited liability company, relating to our commissary and distribution facility in Jackson, Mississippi. Exhibit 10.18 to our Registration Statement on Form S-1 (Registration No. 33-73530) is incorporated herein by reference.

10.19

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

10.22

Lease dated November 27, 1997 by and between Papa John’s and SF Property Investments, LLC, an Oregon limited liability corporation, relating to our commissary and distribution facility in Portland, Oregon. Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

10.23

First Lease Modification Agreement to Lease dated May 14, 1993 between PJ Food Service, Inc., and Sample Properties relating to our commissary and distribution facility in Raleigh, North Carolina. Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1997 is incorporated herein by reference.

10.24

Lease dated December 6, 1998, between PJ Food Service, Inc. and The Buncher Company relating to our commissary and distribution facility to be opened in Pittsburgh, Pennsylvania. Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended December 27, 1998, is incorporated herein by reference.

10.25

Acquisition Agreement dated March 29, 1999, with the Minnesota Pizza Company. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 28, 1999 is incorporated herein by reference.

10.26

Agreement for the Sale and Purchase of the Entire Issued Share Capital of Perfect Pizza Holdings Limited Between Geoffrey Street and Others and Papa John’s (UK) Limited and Papa John’s International, Inc. dated November 29, 1999. Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1999 is incorporated herein by reference.

10.27

Secured Loan Agreement entered into as of December 27, 1999, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 26, 2000 is incorporated herein by reference.

10.28	Promissory Note dated December 27, 1999, by BIBP Commodities, Inc. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended March 26, 2000 is incorporated herein by reference.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements.

*Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b)           Reports on Form 8-K filed in the fourth quarter of 2003:

1.     We filed a report on Form 8-K dated October 7, 2003, attaching a press release announcing our September and third quarter comparable sales results and a reduction in our 2003 earnings guidance range due to declining operational results and the closure and asset impairment of certain Company-owned restaurants. We also announced the impact of adopting a new accounting standard.

2.     We filed a report on Form 8-K dated October 14, 2003, attaching a press release announcing that Mary Ann Palmer, Senior Vice President and Chief Resource Officer, had resigned to pursue other interests.

3.     We filed a report on Form 8-K dated October 28, 2003, attaching a press release announcing our third quarter and year-to-date 2003 results and the delay of the adoption of FIN 46 until the fourth quarter.

4.     We filed a report on Form 8-K dated December 11, 2003, attaching a press release announcing our hiring of 30-year marketing and advertising veteran Gary L. Langstaff as our Chief Marketing Officer. Langstaff will oversee Papa John’s creative and brand marketing, field marketing and marketing strategic planning and analysis areas.

5.     We filed a report on Form 8-K dated December 12, 2003, attaching a press release announcing our 2004 growth plans and earnings guidance. We also reaffirmed 2003 guidance and announced an extension of the share repurchase authorization.

6.     We filed a report on Form 8-K dated December 16, 2003, attaching a press release announcing the appointment of William M. Street to our board of directors. Mr. Street’s term will expire at our 2004 annual meeting of stockholders.

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

Date: March 9, 2004	PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ John H. Schnatter
John H. Schnatter, Founder, Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2004
John H. Schnatter

/s/ F. William Barnett	Director	March 9, 2004
F. William Barnett

/s/ Norborne P. Cole, Jr.	Director	March 9, 2004
Norborne P. Cole, Jr.

/s/ Owsley Brown Frazier	Director	March 9, 2004
Owsley Brown Frazier

/s/ Philip Guarascio	Director	March 9, 2004
Philip Guarascio

/s/ Olivia F. Kirtley	Director	March 9, 2004
Olivia F. Kirtley

/s/ Jack A. Laughery	Director	March 9, 2004
Jack A. Laughery

/s/ Wade S. Oney	Director	March 9, 2004
Wade S. Oney

/s/ William M. Street	Director	March 9, 2004
William M. Street

/s/ J. David Flanery	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 9, 2004
J. David Flanery

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

99.1	Cautionary Statements.

Schedule II - Valuation and Qualifying Accounts

Papa John’s International, Inc. and Subsidiaries

(In thousands)

Classification	Balance at Beginning of Year	Charged to Costs and Expenses	Additions / (Deductions)		Balance at End of Year

Fiscal year ended December 28, 2003:

Deducted from asset accounts:
Reserve for uncollectible accounts	$2,484	$2,954	$(531)		$4,907
Reserve for uncollectible accounts - affiliates	—	—	—		—
Reserve for franchisee notes receivable	4,436	1,868	52		6,356
Reserve for franchisee notes receivable - affiliates	—	—	—		—
	$6,920	$4,822	$(479	)(2)	$11,263
Reserves included in liability accounts:
Reserve for restaurant closures	$1,256	$3,239	$(2,936	)(1)	$1,559

Fiscal year ended December 29, 2002:

Deducted from asset accounts:
Reserve for uncollectible accounts	$1,434	$1,112	$(62)		$2,484
Reserve for uncollectible accounts - affiliates	—	—	—		—
Reserve for franchisee notes receivable	469	2,838	1,129		4,436
Reserve for franchisee notes receivable - affiliates	—	—	—		—
	$1,903	$3,950	$1,067		$6,920
Reserves included in liability accounts:
Reserve for restaurant closures	$1,396	$740	$(880	)(1)	$1,256

Fiscal year ended December 30, 2001:

Deducted from asset accounts:
Reserve for uncollectible accounts	$1,881	$513	$(960)		$1,434
Reserve for uncollectible accounts - affiliates	137	—	(137)		—
Reserve for franchisee notes receivable	—	537	(68)		469
Reserve for franchisee notes receivable - affiliates	4,200	—	(4,200)		—
	$6,218	$1,050	$(5,365	)(2)	$1,903
Reserves included in liability accounts:
Reserve for restaurant closures	$3,912	$2,888	$(5,404	)(1)	$1,396

(1) Represents cash payments and other adjustments.

(2) Uncollectible accounts written off, net of recoveries.