Form 10-Q
period 2004-03-28
PAPA JOHNS INTERNATIONAL INC
filed 2004-05-05
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2004

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

At April 30, 2004, there were outstanding 17,638,944 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	March 28, 2004	December 28, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$9,045	$7,071
Accounts receivable	23,277	19,717
Inventories	16,310	17,030
Prepaid expenses and other current assets	11,552	11,590
Deferred income taxes	6,671	7,050
Total current assets	66,855	62,458

Investments	7,512	7,522
Net property and equipment	204,737	203,818
Notes receivable from franchisees and affiliates	4,757	11,580
Goodwill	51,856	48,577
Other assets	16,102	13,259
Total assets	$351,819	$347,214

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,267	$28,309
Income and other taxes	13,673	12,070
Accrued expenses	41,907	40,288
Current portion of debt	4,077	250
Total current liabilities	84,924	80,917

Unearned franchise and development fees	6,782	5,911
Long-term debt, net of current portion	67,500	61,000
Deferred income taxes	7,778	7,881
Other long-term liabilities	30,097	32,233

Stockholders’ equity:
Preferred stock	—	—
Common stock	321	317
Additional paid-in capital	230,838	219,584
Accumulated other comprehensive loss	(2,836)	(3,116)
Retained earnings	302,407	293,921
Treasury stock	(375,992)	(351,434)
Total stockholders’ equity	154,738	159,272
Total liabilities and stockholders’ equity	$351,819	$347,214

Note:                   The balance sheet at December 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 28, 2004	March 30, 2003
Domestic revenues:
Restaurant sales	$106,173	$106,242
Franchise royalties	12,911	12,517
Franchise and development fees	534	331
Commissary sales	94,536	93,868
Other sales	14,724	11,557
International revenues:
Royalties and franchise and development fees	1,764	1,484
Restaurant and commissary sales	6,267	6,283
Total revenues	236,909	232,282
Costs and expenses:
Domestic restaurant expenses:
Cost of sales	25,859	23,496
Salaries and benefits	33,519	34,194
Advertising and related costs	9,447	9,762
Occupancy costs	6,401	6,094
Other operating expenses	13,643	13,919
Total domestic restaurant expenses	88,869	87,465
Domestic commissary and other expenses:
Cost of sales	78,797	74,365
Salaries and benefits	7,179	7,330
Other operating expenses	14,237	13,021
Total domestic commissary and other expenses	100,213	94,716
Loss from the franchise cheese purchasing program, net of minority interest	372	—
International operating expenses	5,202	5,416
General and administrative expenses	18,534	16,552
Provision for uncollectible notes receivable	232	426
Restaurant closure, impairment and disposition losses	139	75
Other general expenses	953	491
Depreciation and amortization	7,561	7,910
Total costs and expenses	222,075	213,051
Operating income	14,834	19,231
Investment income	141	254
Interest expense	(1,397)	(1,908)
Income before income taxes	13,578	17,577
Income tax expense	5,092	6,592
Net income	$8,486	$10,985

Basic earnings per common share	$0.48	$0.61
Earnings per common share - assuming dilution	$0.47	$0.61
Basic weighted average shares outstanding	17,833	17,919
Diluted weighted average shares outstanding	18,149	18,023

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at December 29, 2002	18,041	$314	$212,107	$(5,314)	$260,358	$(345,518)	$121,947
Comprehensive income:
Net income	—	—	—	—	10,985	—	10,985
Change in valuation of interest rate collar and swap agreements, net of tax of $205	—	—	—	335	—	—	335
Other, net	—	—	—	(24)	—	—	(24)
Comprehensive income							11,296
Exercise of stock options	9	—	197	—	—	—	197
Tax benefit related to exercise of non-qualified stock options	—	—	12	—	—	—	12
Acquisition of treasury stock	(150)	—	—	—	—	(4,116)	(4,116)
Other	—	—	41	—	—	—	41
Balance at March 30, 2003	17,900	$314	$212,357	$(5,003)	$271,343	$(349,634)	$129,377

Balance at December 28, 2003	18,113	$317	$219,584	$(3,116)	$293,921	$(351,434)	$159,272
Comprehensive income:
Net income	—	—	—	—	8,486	—	8,486
Change in valuation of interest rate swap agreement, net of tax of $124	—	—	—	203	—	—	203
Other, net	—	—	—	77	—	—	77
Comprehensive income							8,766
Exercise of stock options	363	4	9,532	—	—	—	9,536
Tax benefit related to exercise of non-qualified stock options	—	—	1,162	—	—	—	1,162
Acquisition of treasury stock	(728)	—	—	—	—	(24,558)	(24,558)
Other	—	—	560	—	—	—	560
Balance at March 28, 2004	17,748	$321	$230,838	$(2,836)	$302,407	$(375,992)	$154,738

At March 30, 2003, the accumulated other comprehensive loss of $5,003 was comprised of net unrealized loss on the interest rate swap agreement of $4,693 and unrealized foreign currency translation losses of $310.

At March 28, 2004, the accumulated other comprehensive loss of $2,836 was comprised of net unrealized loss on the interest rate swap agreement of $2,995, net unrealized loss on investments of $27 and unrealized foreign currency translation gains of $186.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	March 28, 2004	March 30, 2003

Operating activities:
Net cash provided by operating activities	$11,103	$25,930

Investing activities:
Purchase of property and equipment	(4,378)	(3,874)
Purchase of investments	(1,014)	(410)
Proceeds from sale or maturity of investments	995	—
Loan repayments from franchisees and affiliates	1,573	703
Other	15	168
Net cash used in investing activities	(2,809)	(3,413)

Financing activities:
Net proceeds (repayments) from line of credit facility	6,500	(20,000)
Net proceeds from short-term debt - variable interest entities (VIEs)	2,400	—
Payments on long-term debt	(250)	(235)
Proceeds from exercise of stock options	9,536	197
Acquisition of treasury stock	(24,558)	(4,116)
Other	(236)	161
Net cash used in financing activities	(6,608)	(23,993)

Effect of exchange rate changes on cash and cash equivalents	85	(24)

Change in cash and cash equivalents	1,771	(1,500)
Cash acquired from consolidation of VIEs	203	—
Cash and cash equivalents at beginning of period	7,071	9,499

Cash and cash equivalents at end of period	$9,045	$7,999

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 28, 2004

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 2004, are not necessarily indicative of the results that may be expected for the year ended December 26, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 28, 2003.

2.              Adoption of New Accounting Pronouncement

We adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (SFAS No. 150) during the third quarter of 2003. SFAS No. 150 requires parent companies to record minority interest liabilities at estimated settlement value if the majority-owned subsidiary has equity instruments that are redeemable at a fixed date and such redemption is certain to occur. We have a majority interest in one subsidiary, which owns and operates 24 Papa John’s restaurants, that meets these provisions. During the third quarter of 2003, we recorded an after-tax cumulative effect adjustment of $413,000 ($660,000 pre-tax) or $0.02 per share, in our Consolidated Statements of Income, related to the adoption of SFAS No. 150. SFAS No. 150 did not have a significant impact on our earnings for the first quarter of 2004.

3.              Accounting for Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a “variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special purpose entity (“SPE”) formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised)

at a set quarterly price. PJFS purchased $32.9 million and $31.7 million of cheese from BIBP for the three months ended March 28, 2004 and March 30, 2003, respectively.

We are the primary beneficiary of BIBP, a VIE, and we began consolidating the balance sheet of BIBP as of December 28, 2003. A cumulative effect adjustment was not required upon initial consolidation because BIBP had a surplus in stockholders’ equity at the December 28, 2003 adoption date, and such surplus was reflected as a minority interest liability in Other long-term liabilities in the consolidated balance sheet at December 28, 2003.

We will recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized a pre-tax loss of $1.6 million ($1.0 million net of tax, or $0.05 per share) in the first quarter of 2004 from the consolidation of BIBP.

BIBP has a $15.0 million line of credit with a commercial bank. The $15.0 million line of credit is not guaranteed by Papa John’s. If the line of credit is fully utilized, Papa John’s will provide additional funding in the form of a loan to BIBP. BIBP had borrowings outstanding under the commercial line of credit facility of $2.4 million at March 28, 2004 and no borrowings at December 28, 2003.

In addition, Papa John’s has extended loans to certain franchisees. Papa John’s is deemed the primary beneficiary of four of these franchise entities even though we have no ownership interest in them. These entities operate a total of 33 restaurants with annual revenues approximating $20.0 million. Our net loan balance receivable from these four entities is $5.0 million at March 28, 2004, with no further funding commitments. We began consolidating the balance sheets of these entities at the end of the first quarter of 2004, resulting in the recording of goodwill approximating $3.3 million and the elimination of the $5.0 million net loan balance receivable. In future periods, we will recognize the operating income (losses) generated by these four franchise entities. The impact on future operating income from the consolidation of these or other qualifying entities is not expected to be significant.

The following table summarizes the balance sheets of the VIEs as of March 28, 2004:

(In thousands)	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$2,707	$203	$2,910
Accounts receivable	—	204	204
Accounts receivable - Papa John’s	2,813	—	2,813
Other assets	1,592	246	1,838
Net property and equipment	—	4,419	4,419
Goodwill	—	3,277	3,277
Total assets	$7,112	$8,349	$15,461

Liabilities and stockholders’ equity:
Accounts payable and accrued expenses	$5,740	$1,666	$7,406
Debt - third party	2,400	1,677	4,077
Debt - Papa John’s	—	5,006	5,006
Total liabilities	$8,140	$8,349	$16,489
Stockholders’ equity	(1,028)	—	(1,028)
Total liabilities and stockholders’ equity	$7,112	$8,349	$15,461

4.              Debt

Our debt is comprised of the following (in thousands):

	March 28, 2004	December 28, 2003

Revolving line of credit	$67,500	$61,000
Debt associated with VIEs *	4,077	—
Other	—	250
Total debt	71,577	61,250
Less: current portion of debt	(4,077)	(250)
Long-term debt	$67,500	$61,000

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

5.              Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per share data):

	Three Months Ended
	March 28, 2004	March 30, 2003

Basic earnings per common share:
Net income	$8,486	$10,985
Weighted average shares outstanding	17,833	17,919
Basic earnings per common share	$0.48	$0.61

Earnings per common share - assuming dilution:
Net income	$8,486	$10,985

Weighted average shares outstanding	17,833	17,919
Dilutive effect of outstanding common stock options	316	104
Diluted weighted average shares outstanding	18,149	18,023
Earnings per common share - assuming dilution	$0.47	$0.61

6.              Stock-Based Compensation

Effective at the beginning of fiscal 2002, we elected to expense the cost of employee stock options in accordance with the fair value method contained in SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation. Under SFAS No. 123, the fair value for options is estimated at the date of grant using a Black-Scholes option pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. The election was effective as of the beginning of fiscal 2002 and applies to all stock options issued after the effective date. Prior to 2002, we followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for our employee stock options. Under APB No. 25, no compensation expense is recognized provided the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

The following table illustrates the effect on income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended
(In thousands, except per share data)	March 28, 2004	March 30, 2003

Net income (as reported)	$8,486	$10,985
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	350	13
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(353)	(115)
Pro forma net income	$8,483	$10,883

Earnings per share:
Basic - as reported	$0.48	$0.61
Basic - pro forma	$0.48	$0.61
Assuming dilution - as reported	$0.47	$0.61
Assuming dilution - pro forma	$0.47	$0.60

7.              Segment Information

We have defined five reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations and variable interest entities (VIEs).

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and commissary operation located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. VIEs consist of entities in which we are the primary beneficiary, as defined in Note 3, and include BIBP and certain franchisees to which we have extended loans. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

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

Our segment information is as follows:

	Three Months Ended
(In thousands)	March 28, 2004	March 30, 2003
Revenues from external customers:
Domestic restaurants	$106,173	$106,242
Domestic commissaries	94,536	93,868
Domestic franchising	13,445	12,848
International	8,031	7,767
All others	14,724	11,557
Total revenues from external customers	$236,909	$232,282

Intersegment revenues:
Domestic commissaries	$29,133	$29,475
Domestic franchising	194	179
International	66	1,037
Variable interest entities (1)	32,947	—
All others	3,348	3,161
Total intersegment revenues	$65,688	$33,852

Income (loss) before income taxes:
Domestic restaurants	$1,935	$891
Domestic commissaries (2)	5,545	5,635
Domestic franchising	11,837	12,218
International	216	(336)
Variable interest entities (1)	(1,645)	—
All others	607	843
Unallocated corporate expenses (3)	(4,907)	(1,602)
Elimination of intersegment (profits) losses	(10)	(72)
Total income before income taxes	$13,578	$17,577

Property and equipment:
Domestic restaurants	$154,714
Domestic commissaries	69,499
International	2,699
Variable interest entities (4)	7,286
All others	12,056
Unallocated corporate assets	115,596
Accumulated depreciation and amortization	(157,113)
Net property and equipment	$204,737

(1)          The $32.9 million in sales and the $1.6 million loss are attributable to BIBP. As noted in Note 3, in the second quarter of 2004, we began consolidating the revenues and income (loss) before income taxes from the four franchise entities, to which we have extended loans, that qualify as VIEs.

(2)          The results for the domestic commissaries segment are impacted by a reduction in the corporate expense allocations approximating $650,000 in the 2004 quarter as compared to the 2003 quarter.

(3)          The increase in unallocated corporate expenses from 2003 is primarily due to an increase in certain general and administrative expenses approximating $2.0 million, the above-noted reduction in the corporate allocations to domestic commissaries approximating $650,000 and an increase in the provision for uncollectible accounts of $453,000.

(4)          Represents assets of VIE franchisees to which we have extended loans.

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

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants.  As required by the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we began consolidating the balance sheet of BIBP at the end of the fourth quarter of 2003. We recognized a pre-tax loss of $1.6 million in the first quarter of 2004 from the consolidation of BIBP. The consolidation of BIBP could have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity is in a net deficit position.  Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized.

The spot block market cheese price increased from $1.34 per pound at the beginning of 2004 to $1.95 per pound as of March 28, 2004. Based on the Chicago Mercantile Exchange milk futures market prices as of April 30, 2004, and the actual second quarter and projected third and fourth quarter 2004 and first quarter 2005 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to impact our operating income as follows (in thousands):

Increase / (decrease)

Quarter 2 - 2004	$(18,000)
Quarter 3 - 2004	(3,000)
Quarter 4 - 2004	4,000
Quarter 1 - 2005	5,000
$(12,000)

Restaurant Progression:

	Three Months Ended
	March 28, 2004	March 30, 2003

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	568	585
Opened	2	3
Closed	(2)	(3)
End of period	568	585
International Company-owned:
Beginning of period	2	9
Sold to franchisees	—	(2)
End of period	2	7
U.S. franchised:
Beginning of period	2,006	2,000
Opened	20	15
Closed	(9)	(9)
End of period	2,017	2,006
International franchised:
Beginning of period	214	198
Opened	12	8
Closed	(4)	(6)
Acquired from Company	—	2
End of period	222	202
Total restaurants — end of period	2,809	2,800

Perfect Pizza Restaurant Progression:
Franchised:
Beginning of period	135	144
Closed	(8)	(2)
Total restaurants - end of period	127	142

Results of Operations

As required by FIN 46, we began consolidating the operating results of BIBP in the first quarter of 2004. The consolidation of BIBP impacted our operating results and income statement presentation as described below.

Consolidation accounting requires the net impact from the consolidation of BIBP to be reflected in two separate components of our statement of income. The first component is the portion of BIBP operating income or loss attributable to the amount of cheese purchased by Company-owned restaurants during the period. This portion of BIBP operating income (loss) is reflected as a reduction (increase) in the “Domestic restaurant expenses - cost of sales” line item.  This approach effectively reports cost of sales for Company-owned restaurants as if the purchasing arrangement with BIBP did not exist and such restaurants were purchasing cheese at the spot market prices (i.e., the impact of BIBP is eliminated in consolidation).

The remainder of the net impact from the consolidation of BIBP is reflected in the caption “Loss (income) from the franchise cheese purchasing program, net of minority interests”. This line item represents BIBP’s income or loss from purchasing cheese at the spot market price and selling to franchised restaurants at a fixed quarterly price, net of any income or loss attributable to the minority interest BIBP shareholders. The amount of income or loss attributable to the BIBP shareholders depends on its cumulative shareholders’ equity balance and the change in such balance during the reporting period.

Revenues.  Total revenues were $236.9 million for the first quarter of 2004, representing an increase of 2.0%, from $232.3 million for the same period in 2003.

Domestic corporate restaurant sales were $106.2 million for the first quarter of 2004, which is essentially flat as compared to sales for the same period in 2003. The 1.3% increase in comparable sales in the first quarter of 2004 was offset by a 2.4% decrease in equivalent units, as we closed 22 under performing restaurants in the fourth quarter of 2003. “Equivalent restaurants” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

Domestic franchise sales increased 1.6% to $335.0 million from $329.6 million for the same period in 2003 primarily resulting from a 0.7% increase in the number of equivalent franchise units and an increase in average sales volumes for franchise units not included in the comparable sales unit base. Domestic franchise royalties were $12.9 million in the first quarter of 2004, a 3.1% increase from $12.5 million for the comparable period in 2003, primarily due to the previously mentioned increase in franchised sales and a slight improvement in the net recognized royalty rate.

The comparable sales base and average weekly sales for 2004 and 2003 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	March 28, 2004		March 30, 2003
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	568	2,017	585	2,006
Equivalent units	563	1,995	577	1,982
Comparable sales base units	547	1,926	563	1,896
Comparable sales base percentage	97.1%	96.5%	97.6%	95.7%
Average weekly sales - comparable units	$14,625	$12,968	$14,247	$12,862
Average weekly sales - other units	$10,365	$11,499	$10,734	$11,270
Average weekly sales - all units	$14,503	$12,917	$14,161	$12,793

Domestic franchise and development fees were $534,000 in the quarter, including approximately $134,000 recognized upon development cancellation or franchise renewal and transfer, compared to $331,000 for the same period in 2003. There were 20 domestic franchise restaurant openings in 2004 compared to 15 in 2003.

Domestic commissary sales increased slightly to $94.5 million for the first quarter of 2004 from $93.9 million for the comparable period in 2003, as the impact of cheese price increases was substantially offset by lower volumes. Other sales increased to $14.7 million for the first quarter of 2004 from $11.6 million for the comparable period in 2003, primarily as a result of promotional items sold associated with our March 2004 NCAA national promotion and an increase in revenues associated with insurance-related services to franchisees.

International revenues consist of the Papa John’s United Kingdom (U.K.) operations, denominated in British Pounds Sterling and converted to U.S. dollars (90.7% of international revenues) and combined revenues from operations in 16 other international markets denominated in U.S. dollars. Total international revenues were $8.0 million compared to $7.8 million for the same period in 2003, as revenues from increased unit openings and the impact of a more favorable dollar/pound exchange rate more than offset a decrease in restaurant revenues due to fewer Company-owned restaurants during the first quarter of 2004 (two) as compared to an average of eight restaurants for the comparable period in 2003.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 16.3% in the first quarter of 2004 compared to 17.7% for the same period in 2003, consisting of the following differences:

•                  Cost of sales was 2.2% higher in 2004, due to higher cheese costs and the impact of portion increases for several core pizza products implemented during the second quarter of 2003. The consolidation of BIBP increased the cost of sales 1.2%.

•                  Salaries and benefits were 0.6% lower in 2004 due to staffing efficiencies.

•                  Advertising and related costs were 0.3% lower reflecting reduced local market co-op spending.

•                  Occupancy costs were 0.3% higher in 2004 due primarily to increased utility costs and general insurance costs.

•                  Other operating expenses were 0.2% lower in 2004 primarily from a decrease in mileage reimbursement and lower repairs and maintenance costs.

The company has announced several restaurant initiatives during the past two years, including an increase in General Manager and Assistant Manager salaries and portion increases at its corporate restaurants for several of its core pizza products. We have experienced improved operational trends as a result of these initiatives, including reduced turnover at the General Manager and Assistant Manager positions, and improved product and service quality and consistency. However, the improvements have not yet translated to the increased sales we had anticipated, as the overall restaurant industry, pizza category and economy continue to produce a very challenging environment. According to industry sources, customer traffic count has declined or remained flat in the Quick Service Restaurant pizza segment for the latest eight reported consecutive quarters. Given the current industry and overall economic environment, management cannot predict when operational improvements resulting from these initiatives, or otherwise, may result in improving sales trends.

We have also previously announced initiatives to identify opportunities for improving restaurant operating margin.  During the first quarter of 2004, we have focused our initiative program on procurement and administrative costs.  We believe the projected savings in 2004 from these initiatives will substantially offset the increases in cheese (exclusive of the impact of consolidating BIBP) and other commodities that have or are projected to occur for our corporate restaurants.

Domestic commissary and other margin was 8.3% in the first quarter of 2004 compared to 10.2% for the same period in 2003. Cost of sales was 72.1% of revenues in 2004 compared to 70.5% in 2003 primarily due to higher food costs incurred by the commissaries (such as cheese, which has a fixed dollar as opposed to fixed percentage mark-up), and an increase in the sales of the above-noted March 2004 promotional items, which had a relatively low margin. Salaries and benefits were 0.4% lower as a percentage of sales for 2004 as compared to 2003 due to cost reduction efforts. Other operating expenses increased to 13.0% in 2004 from 12.4% in 2003, primarily as a result of increased costs associated with insurance-related services to franchisees.

The loss from the franchise cheese purchasing program, net of minority interests, was $372,000 during the first quarter 2004. This represents the portion of the total $5.3 million BIBP operating loss related to the proportion of BIBP cheese sales to franchisees (77%) or $4.1 million, less the $3.7 million attributable to the minority interest shareholders of BIBP, representing the amount of operating loss absorbed by the equity surplus during the period.

International operating margin increased to 17.0% in 2004 from 13.8% in 2003 primarily due to the disposition of Company-owned restaurants, which had a lower margin than our commissary operation.

General and administrative expenses were $18.5 million or 7.8% of revenues in the first quarter of 2004 compared to $16.6 million or 7.1% of revenues in the same period in 2003. The increase in 2004 as compared to 2003 is primarily attributable to a $575,000 increase in bonuses paid to corporate and restaurant management, a $540,000 increase in compensation expense related to stock options awarded in late 2003 that vest over a 12-month period throughout 2004 and $400,000 of consulting fees associated with our recent initiatives to identify opportunities for improving restaurant operating margins. Additionally, general and administrative salaries and benefits increased approximately $650,000, as certain positions in the franchise sales and marketing areas were filled throughout 2003 and severance was recognized in the first quarter of 2004 related to the elimination of certain positions, the savings from which will be realized in subsequent quarters.

A provision for uncollectible notes receivable of $232,000 was recorded in the first quarter of 2004 as compared to $426,000 for the same period in 2003. The provision was based on our evaluation of our franchise loan portfolio, and primarily relates to specific loans for which certain scheduled payments have been deferred as part of an overall workout arrangement.

Restaurant closure, impairment and disposition losses of $139,000 and $75,000 were recorded in the first quarter of 2004 and 2003, respectively, related to under-performing restaurants that are subject to impairment or identified for closure as required by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Other general expenses were $953,000 in the first quarter of 2004 compared to $491,000 for the comparable period in 2003. The 2004 amount includes $34,000 of pre-opening costs, $54,000 of relocation costs, $288,000 of disposition and valuation related costs of other assets and a $453,000 provision for uncollectible accounts receivable. This provision for uncollectible accounts receivable relates primarily to two specific franchisees (representing 52 restaurants). The 2003 amount includes $68,000 of pre-opening costs, $50,000 of relocation costs and $236,000 related to disposition or valuation losses for other assets.

Depreciation and amortization was $7.6 million (3.2% of revenues) for the first quarter of 2004 as compared to $7.9 million (3.4% of revenues) for the same period in 2003.

Net interest. Net interest expense was $1.3 million in the first quarter of 2004 as compared to $1.7 million in 2003, due to the lower outstanding debt balance and lower effective interest rate on our debt.

Income Tax Expense. The effective income tax rate was 37.5% in both 2004 and 2003.

Operating Income and Earnings Per Common Share. Operating income for the three months ended March 28, 2004 was $14.8 million or 6.3% of revenues, compared to $19.2 million or 8.3% of revenues for the comparable period in 2003. The decrease in operating income is primarily due to the increase in general and administrative expenses discussed above and the impact of consolidating BIBP, which reduced pre-tax income approximately $1.6 million in the first quarter of 2004.

Diluted earnings per share were $0.47 in 2004 compared to $0.61 in 2003. In 2004, earnings per share were reduced by approximately $0.05 due to the consolidation of the results of BIBP. The repurchase of our common shares in 2004 and 2003 resulted in an increase in diluted earnings per share of approximately $0.01 in 2004 as compared to 2003.

New Marketing Program

The company recently announced the launch of a new “Pizza and Entertainment” promotion and advertising campaign signaling a change in marketing direction and strategy.  The foundation of this plan features a commitment to new product news, taking advantage of Papa John’s positive experience with new product introductions in the past two years.

Papa John’s will supplement this product development effort with entertainment premiums intended to give customers even more value for their money.  The initial promotion that began May 3 offers customers one of three DVD movies with the purchase of a large The Works or any other large pizza at regular menu price.  The titles for this first offering are “Weekend at Bernie’s,” “Don Juan Demarco” and Trial and Error.”  Future titles will be made available along with Papa John’s product offerings.

Additionally, the domestic system recently authorized an increase in the contribution level to the national Marketing Fund as a percentage of restaurant sales, effective beginning with contributions based on June sales.  The company expects that the majority of the incremental funds generated by this increase in contribution percentage will be utilized to increase the level of national television advertising conducted during the last half of the year in support of the new marketing program.

Liquidity and Capital Resources

Our debt is comprised of the following:

	March 28, 2004	December 28, 2003

Revolving line of credit	$67,500	$61,000
Debt associated with VIEs *	4,077	—
Other	—	250
Total debt	71,577	61,250
Less: current portion of debt	(4,077)	(250)
Long-term debt	$67,500	$61,000

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

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

Cash flow from operations decreased to $11.1 million for the three months ended March 28, 2004, from $25.9 million for the comparable period in 2003, reflecting lower net income in 2004 and unfavorable changes in accounts receivable, other assets and accounts payable totaling $11.8 million in 2004.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of quality control centers and support services facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in December 1999. During the three months ended March 28, 2004, common stock repurchases of $24.6 million and capital expenditures of $4.4 million were funded primarily by cash flow from operations, stock option exercises, net proceeds from debt arrangements, net loan repayments from franchisees and affiliates and available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to $400.0 million of our common stock through December 26, 2004. Through March 28, 2004, an aggregate of $376.2 million has been repurchased (representing 14.3 million shares, or approximately 46.9% of shares outstanding at the time the repurchase program was initiated, at an average price of $26.32 per share). Approximately 17.7 million shares were outstanding as of March 28, 2004 (approximately 18.1 million shares on a fully-diluted basis). Subsequent to March 28, 2004, through April 30, 2004, we repurchased an additional 131,000 shares at an aggregate cost of $4.4 million (an average price of $33.32 per share).

Capital resources available at March 28, 2004, include $9.0 million of cash and cash equivalents and approximately $84.9 million remaining borrowing capacity, reduced for outstanding letters of credit of $22.6 million, under a $175.0 million, three-year, unsecured revolving line of credit agreement expiring in January 2006. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2004 from these resources and operating cash flows.

Forward Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to the uncertainties associated with litigation; increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program;  increases in advertising promotions and discounting by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to open new restaurants and operate new and existing restaurants profitably; increases in food, labor, utilities, fuel, employee benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers if needed; health- or disease-related disruptions or consumer concerns about the commodity supply; economic and political and health conditions in the countries in which the Company or its franchisees operate; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; higher than anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime; and labor shortages in various markets resulting in higher required wage rates. These factors might be especially harmful to the financial viability of franchises in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Our international operations are subject to additional factors, including currency regulations and fluctuations; differing cultures and consumer preferences; diverse government regulations and structures; ability to source high quality ingredients and other commodities in a cost-effective manner; differing interpretation of the obligations established in franchise agreements with international franchisees; and the successful conversion of Perfect Pizza restaurants to Papa John’s restaurants. See “Part I. Item 1. – Business Section – Forward-Looking Statements” of the Annual Report on Form 10-K for the fiscal year ended December 28, 2003 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at March 28, 2004 is principally comprised of a $67.5 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 62.5 to 100.0 basis point spread, tiered based upon debt and cash flow levels. In November 2001, we entered into an interest rate swap agreement that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

The effective interest rate on the line of credit, including the impact of the interest rate swap agreement, was 5.9% as of March 28, 2004. An increase in the present interest rate of 100 basis points on the debt balance outstanding as of March 28, 2004, as mitigated by the interest rate swap, would have no impact on interest expense since the debt balance is less than $80.0 million.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on our operating results.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. As previously discussed in Results of Operations and Critical Accounting Policies and Estimates, we have a purchasing arrangement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Under this arrangement, domestic Company-owned and franchised restaurants are able to purchase cheese at a fixed price per pound throughout a given quarter, based in part on historical average cheese prices. Gains and losses incurred by BIBP are used as a factor in determining adjustments to the selling price to restaurants over time. As a result, for any given quarter, the price paid by the domestic Company-owned and franchised restaurants may be less than or greater than the prevailing average market price.

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. Papa John’s quarterly operating results could be subject to significant fluctuations depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block market price for cheese and the BIBP block price by quarter for 2003 and as projected through the end of 2004 (based on the April 30, 2004 Chicago Mercantile Exchange (CME) milk futures market prices):

	2004				2003
	BIBP Block Price		Actual Block Price		BIBP Block Price	Actual Block Price

Quarter 1	$1.220		$1.426		$1.159	$1.115
Quarter 2	1.326		2.001	*	1.122	1.134
Quarter 3	1.550	*	1.657	*	1.242	1.536
Quarter 4	1.581	*	1.455	*	1.217	1.474
Full Year	$1.419	*	$1.635	*	$1.185	$1.315

*amounts are estimates.

Based on the above-noted CME milk futures market prices and the actual second quarter and projected third and fourth quarter 2004 and first quarter 2005 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to impact our operating income as follows (in thousands):

Increase / (decrease)

Quarter 2 - 2004	$(18,000)
Quarter 3 - 2004	(3,000)
Quarter 4 - 2004	4,000
Quarter 1 - 2005	5,000
$(12,000)

Over the long-term, we expect to purchase cheese at a price approximating the actual average market price and therefore we do not generally make use of financial instruments to hedge commodity prices.

Item 4. Controls and Procedures

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Papa John’s Board of Directors has authorized the repurchase of up to $400.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 26, 2004. Through March 28, 2004, a total of 14.3 million shares with an aggregate cost of $376.2 million and an average price of $26.32 per share have been repurchased under this program and placed in treasury. The following table summarizes our repurchases by fiscal period during the first quarter of 2004 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

12/29/2003 - 01/25/2004	257	$32.26	13,824	$40,073
01/26/2004 - 02/22/2004	377	$34.28	14,201	$27,160
02/23/2004 - 03/28/2004	94	$35.43	14,295	$23,813

Item 6.  Exhibits and Reports on Form 8-K.

a.               Exhibits

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a -15(e)

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a -15(e)

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements. Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (Commission File No. 0-21660) is incorporated herein by reference.

b.              Current Reports on Form 8-K filed in the first quarter of 2004:

1.               We filed a Current Report on Form 8-K on January 22, 2004, attaching a press release dated January 21, 2004, announcing changes in the roles of two of our executive officers and the appointment of a Chief Financial Officer. The new structure reflects the departure of Chief Operating Officer and PJ Food Service President, Robert Wadell.

2.               We filed a Current Report on Form 8-K on February 20, 2004, attaching a press release dated February 19, 2004, announcing that our Board of Directors approved an increase to $400 million in the amount of our common stock that may be repurchased from time to time through December 26, 2004.

3.               We filed a Current Report on Form 8-K on February 25, 2004, attaching a press release dated February 24, 2004, announcing our fourth quarter and full-year 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 5, 2004	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer