Form 10-Q
period 2004-06-27
PAPA JOHNS INTERNATIONAL INC
filed 2004-08-04
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2004

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

At July 30, 2004, there were outstanding 16,801,399 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	June 27, 2004	December 28, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$7,456	$7,071
Accounts receivable	22,331	19,717
Inventories	17,497	17,030
Prepaid expenses and other current assets	13,562	11,590
Deferred income taxes	7,359	7,050
Total current assets	68,205	62,458

Investments	7,692	7,522
Net property and equipment	200,994	203,818
Notes receivable from franchisees and affiliates	6,949	11,580
Goodwill	51,312	48,577
Other assets	16,350	13,259

Total assets	$351,502	$347,214

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,907	$28,309
Income and other taxes	6,629	12,070
Accrued expenses	42,052	40,288
Current portion of debt	11,234	250
Total current liabilities	84,822	80,917

Unearned franchise and development fees	7,734	5,911
Long-term debt, net of current portion	93,523	61,000
Deferred income taxes	8,172	7,881
Other long-term liabilities	28,594	32,233

Stockholders’ equity:
Preferred stock	—	—
Common stock	321	317
Additional paid-in capital	232,240	219,584
Accumulated other comprehensive loss	(1,576)	(3,116)
Retained earnings	299,834	293,921
Treasury stock	(402,162)	(351,434)
Total stockholders’ equity	128,657	159,272

Total liabilities and stockholders’ equity	$351,502	$347,214

Note:                   The balance sheet at December 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Domestic revenues:
Company-owned restaurant sales	$102,271	$103,372	$208,444	$209,614
Variable interest entities restaurant sales	5,045	—	5,045	—
Franchise royalties	12,120	12,480	25,031	24,997
Franchise and development fees	474	208	1,008	539
Commissary sales	89,615	90,048	184,151	183,916
Other sales	12,897	12,207	27,621	23,764
International revenues:
Royalties and franchise and development fees	1,570	1,614	3,334	3,098
Restaurant and commissary sales	6,045	6,540	12,312	12,823
Total revenues	230,037	226,469	466,946	458,751
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	26,688	22,567	52,547	46,063
Salaries and benefits	32,638	33,383	66,157	67,577
Advertising and related costs	9,282	9,411	18,729	19,173
Occupancy costs	6,400	6,500	12,801	12,594
Other operating expenses	13,444	13,282	27,087	27,201
Total domestic Company-owned restaurant expenses	88,452	85,143	177,321	172,608
Variable interest entities restaurant expenses	4,681	—	4,681	—
Domestic commissary and other expenses:
Cost of sales	73,446	70,335	152,243	144,700
Salaries and benefits	7,020	7,072	14,199	14,402
Other operating expenses	14,963	15,694	29,200	28,715
Total domestic commissary and other expenses	95,429	93,101	195,642	187,817
Loss from the franchise cheese purchasing program, net of minority interest	13,972	—	14,344	—
International operating expenses	5,006	5,527	10,208	10,943
General and administrative expenses	17,575	16,509	36,109	33,061
Provision for uncollectible notes receivable	4	375	236	801
Restaurant closure, impairment and disposition losses	28	407	167	482
Other general expenses (income)	434	(1,262)	1,387	(771)
Depreciation and amortization	7,817	7,807	15,378	15,717
Total costs and expenses	233,398	207,607	455,473	420,658
Operating income (loss)	(3,361)	18,862	11,473	38,093
Investment income	143	162	284	416
Interest expense	(899)	(1,659)	(2,296)	(3,567)
Income (loss) before income taxes	(4,117)	17,365	9,461	34,942
Income tax expense (benefit)	(1,544)	6,511	3,548	13,103
Net income (loss)	$(2,573)	$10,854	$5,913	$21,839

Basic earnings (loss) per common share	$(.15)	$.61	$.34	$1.22
Earnings (loss) per common share - assuming dilution	$(.15)	$.60	$.33	$1.21

Basic weighted average shares outstanding	17,402	17,905	17,617	17,912
Diluted weighted average shares oustanding	17,402	17,999	17,855	18,011

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at December 29, 2002	18,041	$314	$212,107	$(5,314)	$260,358	$(345,518)	$121,947
Comprehensive income:
Net income	—	—	—	—	21,839	—	21,839
Change in valuation of interest rate collar and swap agreements, net of tax of $171	—	—	—	278	—	—	278
Other, net	—	—	—	132	—	—	132
Comprehensive income							22,249
Exercise of stock options	33	1	601	—	—	—	602
Tax benefit related to exercise of non-qualified stock options	—	—	96	—	—	—	96
Acquisition of treasury stock	(150)	—	—	—	—	(4,116)	(4,116)
Other	—	—	83	—	—	—	83
Balance at June 29, 2003	17,924	$315	$212,887	$(4,904)	$282,197	$(349,634)	$140,861

Balance at December 28, 2003	18,113	$317	$219,584	$(3,116)	$293,921	$(351,434)	$159,272
Comprehensive income:
Net income	—	—	—	—	5,913	—	5,913
Change in valuation of interest rate swap agreement, net of tax of $873	—	—	—	1,425	—	—	1,425
Other, net	—	—	—	115	—	—	115
Comprehensive income							7,453
Exercise of stock options	396	4	10,250	—	—	—	10,254
Tax benefit related to exercise of non-qualified stock options	—	—	1,255	—	—	—	1,255
Acquisition of treasury stock	(1,579)	—	—	—	—	(50,728)	(50,728)
Other	—	—	1,151	—	—	—	1,151
Balance at June 27, 2004	16,930	$321	$232,240	$(1,576)	$299,834	$(402,162)	$128,657

At June 29, 2003, the accumulated other comprehensive loss of $4,904 was comprised of net unrealized loss on the interest rate swap agreement of $4,750 and unrealized foreign currency translation losses of $154.

At June 27, 2004, the accumulated other comprehensive loss of $1,576 was comprised of net unrealized loss on the interest rate swap agreement of $1,773, net unrealized loss on investments of $31 and unrealized foreign currency translation gains of $228.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	June 27, 2004	June 29, 2003

Operating activities
Net cash provided by operating activities	$6,141	$38,785

Investing activities
Purchase of property and equipment	(10,341)	(7,599)
Proceeds from sale of property and equipment	3,402	189
Purchase of investments	(2,180)	(598)
Proceeds from sale or maturity of investments	1,988	—
Loans to franchisees and affiliates	(2,100)	(50)
Loan repayments from franchisees and affiliates	1,733	1,460
Acquisitions	—	(150)
Proceeds from divestitures of restaurants	78	400
Net cash used in investing activities	(7,420)	(6,348)

Financing activities
Net proceeds (repayments) from line of credit facility	32,500	(34,600)
Net proceeds from short-term debt - variable interest entities	9,557	—
Payments on long-term debt	(250)	(235)
Proceeds from exercise of stock options	10,254	602
Acquisition of treasury stock	(50,728)	(4,116)
Other	(50)	167
Net cash provided by (used in) financing activities	1,283	(38,182)

Effect of exchange rate changes on cash and cash equivalents	127	132

Change in cash and cash equivalents	131	(5,613)
Cash acquired from consolidation of variable interest entities	254	—
Cash and cash equivalents at beginning of period	7,071	9,499

Cash and cash equivalents at end of period	$7,456	$3,886

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 27, 2004

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 27, 2004, are not necessarily indicative of the results that may be expected for the year ended December 26, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 28, 2003.

2.              Adoption of New Accounting Pronouncement

We adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (SFAS No. 150) during the third quarter of 2003. SFAS No. 150 requires parent companies to record minority interest liabilities at estimated settlement value if the majority-owned subsidiary has equity instruments that are redeemable at a fixed date and such redemption is certain to occur. We adopted the provisions of SFAS No. 150 for our majority interest in one subsidiary, which owns and operates 24 Papa John’s restaurants. During the third quarter of 2003, we recorded an after-tax cumulative effect adjustment of $413,000 ($660,000 pre-tax) or $0.02 per share, in our Consolidated Statements of Operations, related to the adoption of SFAS No. 150.

During the second quarter of 2004, we amended the operating agreement with the minority interest holder of the 24 restaurant subsidiary. The amended operating agreement eliminates a mandatory purchase requirement and related liability, and therefore the provisions of SFAS No. 150 are no longer applicable. Due to the amendment to the operating agreement, Papa John’s recorded a reduction in the minority interest liability and a reduction in interest expense of $625,000 during the second quarter of 2004 to adjust the minority interest liability to book value from the previously recorded fair value.

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

In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special purpose entity formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $33.4 million and $66.3 million of cheese from BIBP for the three and six months ended June 27, 2004, respectively, and $30.1 million and $61.8 million of cheese in the comparable periods in 2003, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE, and we began consolidating the balance sheet of BIBP as of December 28, 2003. A cumulative effect adjustment was not required upon initial consolidation because BIBP had a surplus in stockholders’ equity at the December 28, 2003 adoption date, and such surplus was reflected as a minority interest liability in other long-term liabilities in the consolidated balance sheet at December 28, 2003.

We will recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized pre-tax losses of $18.3 million ($11.5 million net of tax, or $0.66 per share) and $20.0 million ($12.5 million net of tax, or $0.70 per share) for the three and six months ended June 27, 2004, respectively, from the consolidation of BIBP reflecting BIBP’s 2004 operating losses, net of BIBP’s shareholders’ equity. The impact on future operating income from the consolidation of BIBP could be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has a $15.0 million line of credit with a commercial bank. The $15.0 million line of credit is not guaranteed by Papa John’s. If the line of credit is substantially utilized, Papa John’s will provide additional funding in the form of a loan to BIBP. BIBP had borrowings of $9.6 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and $11.0 million under the line of credit from Papa John’s at June 27, 2004 (the $11.0 million line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s). BIBP had no borrowings at December 28, 2003.

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s is deemed the primary beneficiary of four of these franchise entities even though we have no ownership interest in them. These entities operate a total of 33 restaurants with annual revenues approximating $20.0 million. Our net loan balance receivable from these four entities is $4.5 million at June 27, 2004, with no further funding commitments. The consolidation of these entities resulted in the recording of goodwill approximating $2.8 million and the elimination of the $4.5 million net loan balance receivable. The consolidation of these four franchise entities had no significant net impact (less than $25,000) on Papa John’s operating results for the second quarter and six months ended June 27, 2004. The impact on future operating income from the consolidation of these or other qualifying entities is not expected to be significant.

The following table summarizes the balance sheets of the VIEs as of June 27, 2004:

(In thousands)	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$2,380	$150	$2,530
Accounts receivable	—	144	144
Accounts receivable - Papa John’s	2,382	—	2,382
Other assets	1,540	564	2,104
Net property and equipment	—	4,136	4,136
Income tax receivable	7,515	6	7,521
Goodwill	—	2,769	2,769
Total assets	$13,817	$7,769	$21,586

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$5,744	$1,566	$7,310
Debt - third party	9,575	1,659	11,234
Debt - Papa John’s	11,000	4,530	15,530
Other liabilities	—	25	25
Total liabilities	$26,319	$7,780	$34,099
Stockholders’ equity (deficit)	(12,502)	(11)	(12,513)
Total liabilities and stockholders’ equity (deficit)	$13,817	$7,769	$21,586

4.              Debt

Our debt is comprised of the following (in thousands):

	June 27, 2004	December 28, 2003

Revolving line of credit	$93,500	$61,000
Debt associated with VIEs *	11,234	—
Other	23	250
Total debt	104,757	61,250
Less: current portion of debt	(11,234)	(250)
Long-term debt	$93,523	$61,000

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

5.              Calculation of Earnings (Loss) Per Share

The calculations of basic earnings (loss) per common share and earnings (loss) per common share – assuming dilution are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Basic earnings (loss) per common share:
Net income (loss)	$(2,573)	$10,854	$5,913	$21,839
Weighted average shares outstanding	17,402	17,905	17,617	17,912
Basic earnings (loss) per common share	$(0.15)	$0.61	$0.34	$1.22

Earnings (loss) per common share - assuming dilution:
Net income (loss)	$(2,573)	$10,854	$5,913	$21,839

Weighted average shares outstanding	17,402	17,905	17,617	17,912
Dilutive effect of outstanding common stock options	—	94	238	99
Diluted weighted average shares outstanding	17,402	17,999	17,855	18,011
Earnings (loss) per common share - assuming dilution	$(0.15)	$0.60	$0.33	$1.21

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

The following table illustrates the effect on income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net income (loss) - as reported	$(2,573)	$10,854	$5,913	$21,839
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	376	14	726	27
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(376)	(99)	(729)	(214)
Pro forma net income (loss)	$(2,573)	$10,769	$5,910	$21,652

Earnings (loss) per share:
Basic - as reported	$(0.15)	$0.61	$0.34	$1.22
Basic - pro forma	$(0.15)	$0.60	$0.34	$1.21
Assuming dilution - as reported	$(0.15)	$0.60	$0.33	$1.21
Assuming dilution - pro forma	$(0.15)	$0.60	$0.33	$1.20

7.              Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net income (loss)	$(2,573)	$10,854	$5,913	$21,839
Change in valuation of interest rate collar and swap agreements, net of tax	1,222	(57)	1,425	278
Other, net	38	156	115	132
Comprehensive income (loss)	$(1,313)	$10,953	$7,453	$22,249

8.              Segment Information

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

Our segment information is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenues from external customers:
Domestic Company-owned restaurants	$102,271	$103,372	$208,444	$209,614
Domestic commissaries	89,615	90,048	184,151	183,916
Domestic franchising	12,594	12,688	26,039	25,536
International	7,615	8,154	15,646	15,921
Variable interest entities (1)	5,045	—	5,045	—
All others	12,897	12,207	27,621	23,764
Total revenues from external customers	$230,037	$226,469	$466,946	$458,751

Intersegment revenues:
Domestic commissaries	$27,080	$27,969	$56,213	$57,444
Domestic franchising	194	193	388	372
International	44	1,081	110	2,118
Variable interest entities (1)	33,398	—	66,345	—
All others	2,661	3,345	6,009	6,506
Total intersegment revenues	$63,377	$32,588	$129,065	$66,440

Income (loss) before income taxes:
Domestic Company-owned restaurants	$2,180	$69	$4,115	$960
Domestic commissaries (2)	3,594	5,671	9,139	11,306
Domestic franchising	10,846	11,879	22,683	24,097
International	(49)	340	167	4
Variable interest entities (1)	(18,360)	—	(20,005)	—
All others	(153)	(782)	454	61
Unallocated corporate expenses (3)	(2,094)	264	(7,001)	(1,338)
Elimination of intersegment profits	(81)	(76)	(91)	(148)
Total income (loss) before income taxes	$(4,117)	$17,365	$9,461	$34,942

Property and equipment:
Domestic Company-owned restaurants	$154,701
Domestic commissaries	71,655
International	2,661
Variable interest entities (4)	6,735
All others	12,230
Unallocated corporate assets	115,708
Accumulated depreciation and amortization	(162,696)
Net property and equipment	$200,994

(1)          The revenues from external customers for variable interest entities are attributable to the four franchise entities to which we have extended loans that qualify as VIEs. The intersegment revenues for variable interest entities of $33.4 million and $66.3 million for the three and six months ended June 27, 2004, are attributable to BIBP. The income (loss) before income taxes for variable interest entities of $18.4 million and $20.0 for the three and six months ended June 27, 2004 primarily relates to BIBP.

(2)          The results for the domestic commissaries segment are favorably impacted by a reduction in the corporate expense allocations approximating $650,000 and $1.3 million for the second quarter and six months ended June 27, 2004, as compared to the same periods in 2003.

(3)          The increase in 2004 unallocated corporate expenses from 2003 is primarily due to: (1) increases of $1.1 million and $3.0 million, respectively, in G&A expenses for the three and six months ended June 27, 2004, primarily attributable to stock options awarded in 2003 and incentive compensation awarded in 2004; (2) the above-noted reduction in the corporate allocations to domestic commissaries approximating $650,000 and $1.3 million, respectively; and (3) increases in the provision for uncollectible accounts receivable of $185,000 and $600,000, respectively.

(4)          Represents assets of VIE franchisees to which we have extended loans.

9.              Subsequent Event

On July 26, 2004, Papa John’s entered into a joint venture arrangement with a third party. Under the terms of the arrangement, Papa John’s effectively sold 49% of 71 Company-owned restaurants located in Texas to a third party for $3.0 million ($2.5 million in cash and $500,000 as a note payable to Papa John’s). No significant gain or loss is anticipated from the sale of Papa John’s 49% interest in the 71 restaurants. Papa John’s will retain a 51% ownership interest and will be required to consolidate the financial results of the joint venture with those of Papa John’s.

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

We recorded increases of $1.2 million and $1.5 million for the three and six months ended June 27, 2004 and an increase of $2.4 million for the three and six months ended June 29, 2003 in existing claims loss reserves, as compared to expected claims costs, at our captive insurance company based on mid-year actuarial valuations.

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants.  As required by the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we began consolidating the balance sheet of BIBP at the end of the fourth quarter of 2003. We recognized pre-tax losses of $18.3 million and $20.0 million for the three and six months ended June 27, 2004 from the consolidation of BIBP. The consolidation of BIBP could continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’

equity is in a net deficit position.  Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized.

The spot market for cheese has experienced significant volatility during 2004 as the price increased from $1.30 per pound at the beginning of 2004 to $2.04 per pound as of March 28, 2004 and decreased to $1.45 per pound as of June 27, 2004. Based on the Chicago Mercantile Exchange milk futures market prices as of July 30, 2004, and the actual third quarter and projected fourth quarter 2004 and first and second quarter 2005 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase (decrease) our operating income as follows (in thousands):

Quarter 3 - 2004	$(964)
Quarter 4 - 2004	1,438
Quarter 1 - 2005	4,102
Quarter 2 - 2005	4,427
$9,003

Restaurant Progression:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	568	585	568	585
Opened	1	2	3	5
Closed	(3)	(2)	(5)	(5)
End of period	566	585	566	585
International Company-owned:
Beginning of period	2	7	2	9
Closed	—	(1)	—	(1)
Acquired from franchisees	—	1	—	1
Sold to franchisees	(1)	(2)	(1)	(4)
End of period	1	5	1	5
U.S. franchised:
Beginning of period	2,017	2,006	2,006	2,000
Opened	18	10	38	25
Closed	(51)	(12)	(60)	(21)
End of period	1,984	2,004	1,984	2,004
International franchised:
Beginning of period	222	202	214	198
Opened	7	9	19	17
Closed	(10)	(9)	(14)	(15)
Acquired from Company	1	2	1	4
Sold to Company	—	(1)	—	(1)
End of period	220	203	220	203
Total restaurants - end of period	2,771	2,797	2,771	2,797

Perfect Pizza Restaurant Progression:
Franchised
Beginning of period	127	142	135	144
Opened	2	1	2	1
Closed	(5)	(2)	(13)	(4)
Total restaurants - end of period	124	141	124	141

Results of Operations

As required by FIN 46, our operating results include BIBP’s operating results. The consolidation of BIBP had a significant impact on the first six months of operating results and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

Consolidation accounting requires the net impact from the consolidation of BIBP to be reflected in two separate components of our statement of operations. The first component is the portion of BIBP operating income or loss attributable to the amount of cheese purchased by Company-owned restaurants during the period. This portion of BIBP operating income (loss) is reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses - cost of sales” line item.  This approach effectively reports cost of sales for Company-owned restaurants as if the purchasing arrangement with BIBP did not exist and such restaurants were purchasing cheese at the spot market prices (i.e., the impact of BIBP is eliminated in consolidation).

The remainder of the net impact from the consolidation of BIBP is reflected in the caption “Loss (income) from the franchise cheese purchasing program, net of minority interest”. This line item represents BIBP’s income or loss from purchasing cheese at the spot market price and selling to franchised restaurants at a fixed quarterly price, net of any income or loss attributable to the minority interest BIBP shareholders. The amount of income or loss attributable to the BIBP shareholders depends on its cumulative shareholders’ equity balance and the change in such balance during the reporting period.

In addition, we have extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of four of these franchisees, even though we have no ownership interest in them. Beginning in the second quarter of 2004, FIN 46 requires us to recognize the operating income (losses) generated by these four franchise entities (representing 33 Papa John’s restaurants). For the second quarter and full year of 2004, the consolidation of these four franchise entities had no significant net impact (less than $25,000) on our operating results, generating revenues of $5.0 million, operating expenses of $4.7 million and other expenses (including G&A, depreciation and interest) totaling $300,000.

Revenues. Total revenues increased 1.6% to $230.0 million for the three months ended June 27, 2004, from $226.5 million for the comparable period in 2003, and increased 1.8% to $466.9 million for the six months ended June 27, 2004, from $458.8 million for the comparable period in 2003.

Domestic corporate restaurant sales decreased 1.1% to $102.3 million for the three months ended June 27, 2004, from $103.4 million for the same period in 2003, and decreased to $208.4 million for the six months ended June 27, 2004, from $209.6 million for the comparable period in 2003. These decreases are primarily due to decreases of 2.6% and 2.5% in equivalent units, as we closed 22 under performing restaurants in the fourth quarter of 2003, partially offset by 0.3% and 0.8% increases in comparable sales for the three and six month periods in 2004. “Equivalent restaurants” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

Variable interest entities restaurant sales include restaurant sales for four franchise entities to which we have extended loans, that qualify as VIEs. We began consolidating the operating results of these entities beginning in the second quarter of 2004.

Domestic franchise sales decreased 2.0% to $318.3 million for the three months ended June 27, 2004, from $324.6 million for the same period in 2003, and were essentially the same for both six-month periods at $653.3 million. The decrease for the three months ended June 27, 2004, primarily resulted from a 2.6% decrease in comparable sales for the 2004 quarter and a 0.4% decrease in the number of equivalent franchise units. Domestic franchise royalties decreased 2.9% to $12.1 million for the three months ended June 27, 2004, from $12.5 million for the comparable period in 2003, and were $25.0 million for both six-month periods in 2004 and 2003. The decrease for the three months ended June 27, 2004 is due to the previously mentioned decrease in franchised sales.

The comparable sales base and average weekly sales for 2004 and 2003 for domestic corporate and franchised restaurants consisted of the following:

	Three Months Ended
	June 27, 2004		June 29, 2003
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	566	1,984	585	2,004
Equivalent units	563	1,982	578	1,990
Comparable sales base units	548	1,890	563	1,906
Comparable sales base percentage	97.3%	95.4%	97.4%	95.8%
Average weekly sales - comparable units	$14,054	$12,482	$13,841	$12,626
Average weekly sales - other units	$10,976	$9,702	$10,761	$10,853
Average weekly sales - all units	$13,972	$12,353	$13,762	$12,552

	Six Months Ended
	June 27, 2004		June 29, 2003
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	566	1,984	585	2,004
Equivalent units	563	1,988	578	1,986
Comparable sales base units	548	1,908	561	1,886
Comparable sales base percentage	97.2%	96.0%	97.1%	95.0%
Average weekly sales - comparable units	$14,339	$12,727	$14,055	$12,772
Average weekly sales - other units	$10,660	$10,472	$10,775	$10,779
Average weekly sales - all units	$14,237	$12,636	$13,961	$12,672

Domestic franchise and development fees were $474,000 for the three months ended June 27, 2004, including approximately $109,000 recognized upon development cancellation or franchise renewal and transfer, compared to $208,000 for the same period in 2003 and increased to $1.0 million for the six months ended June 27, 2004, including approximately $243,000 recognized upon development cancellation or franchise renewal and transfer, from $539,000 for the same period in 2003. These increases were due to 18 and 38 domestic franchise openings, respectively, during the three and six months ended June 27, 2004, compared to 10 and 25 opened during the same periods in 2003.

Domestic commissary sales decreased slightly to $89.6 million for the three months ended June 27, 2004, from $90.0 million for the comparable period in 2003 and were essentially flat for the six months ended June 27, 2004 with the comparable period in 2003, as the impact of higher cheese price increases were substantially offset by lower volumes resulting from decreased restaurant transactions. Other sales increased to $12.9 million for the three months ended June 27, 2004, from $12.2 million for the comparable period in 2003, primarily as a result of an increase in revenues associated with insurance-related services provided to franchisees.  Other sales increased to $27.6 million for the six months ended June 27, 2004 from $23.8 million for the comparable period in 2003, primarily as a result of an increase in revenues associated with insurance-related services to franchisees and the first quarter promotional item sales associated with our March 2004 NCAA national promotion.

International revenues consist of the Papa John’s United Kingdom (U.K.) operations, denominated in British Pounds Sterling and converted to U.S. dollars (91% of international revenues for both the three and six-month periods in 2004) and combined revenues from operations in 15 other international markets denominated in U.S. dollars. Total international revenues decreased 6.6% to $7.6 million for the three months ended June 27, 2004, compared to $8.2 million for the comparable period in 2003, reflecting a decrease in restaurant revenues due to the operation of only one Company-owned restaurant during the second quarter of 2004 as compared to an average of six restaurants for the comparable period in 2003. Total international revenues decreased 1.7% to $15.6 million for the six months ended June 27, 2004, compared to $15.9 million for the same period in 2003, as revenues from increased unit openings and the impact of a more favorable dollar/pound exchange rate were more than offset by a decrease in corporate restaurant revenues due to the operation of only one Company-owned restaurant during the first six months of 2004 as compared to an average of six restaurants for the comparable period in 2003.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 13.5% and 14.9% for the three and six months ended June 27, 2004, compared to 17.6% and 17.7% for the same periods in 2003, consisting of the following differences:

•                  Cost of sales were 4.3% and 3.2% higher as a percentage of sales for the three and six month periods in 2004 compared to the same periods in 2003, due primarily to the consolidation of BIBP, which increased cost of sales 4.1% and 2.6% for the three and six months ended June 27, 2004. The remaining increases in cost of sales is due to higher cheese costs as charged by BIBP, which were substantially offset by lower costs for other commodities as a result of the various product cost savings initiatives, and the impact of an increase in restaurant pricing.

•                  Salaries and benefits were 0.4% and 0.5% lower as a percentage of sales in 2004 due to staffing efficiencies and leverage on pricing increases.

•                  Advertising and related costs as a percentage of sales were relatively flat.

•                  Occupancy costs as a percentage of sales were relatively flat.

•                  Other operating expenses were 0.2% higher for the three months ended June 27, 2004 primarily as a result of increased workers’ compensation costs. Other operating expenses for the six-month period in 2004 were flat.

Domestic commissary and other margin was 6.9% and 7.6% for the three and six months ended June 27, 2004, compared to 9.0% and 9.6% for the same periods in 2003. Cost of sales was 71.6% of revenues for the three months ended June 27, 2004, compared to 68.8% for the same period in 2003, and 71.9% for the six months ended June 27, 2004, compared to 69.7% for the same period in 2003. The increases are primarily due to higher cheese costs incurred by the commissaries (cheese has a fixed-dollar as opposed to fixed-percentage mark-up) and increased sales of lower-margin products, such as promotional items (principally DVDs). Salaries and benefits as a percentage of sales were substantially the same as the corresponding periods in 2003. Other operating expenses decreased to 14.6% of sales for the three months ended June 27, 2004, from 15.3% for the same period in 2003, primarily as a result of a $1.2 million decrease in claims loss reserves related to the franchise insurance program recorded in the second quarter of 2004 as compared to 2003. Other operating expenses as a percentage of sales were substantially the same in both six-month periods.

An updated actuarial valuation completed for our franchise insurance program during the second quarter of 2004 indicated an increase in claims loss reserves of approximately $1.5 million was required in excess of the expected claims losses, of which $300,000 was recorded in the first quarter of 2004. However, an even larger increase in claims loss reserves ($2.4 million over expected levels) was required in the second quarter of 2003. We believe claims loss reserves are at adequate levels as of the end of the second quarter; however the estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from the trends used to estimate the recorded insurance reserves.

The loss from the franchise cheese purchasing program, net of minority interest, was $14.0 million and $14.3 million for the three and six months ended June 27, 2004. This represents the portion of the total $18.3 million BIBP operating loss related to the proportion of BIBP cheese sales to franchisees (77% for both the three and six-month periods).

International operating margin increased to 17.2% and 17.1% for the three and six months ended June 27, 2004, from 15.5% and 14.7% for the same periods in 2003, due to the disposition of Company-owned restaurants, which had a lower margin than our commissary operation.

General and administrative expenses were $17.6 million or 7.6% of revenues for the three months ended June 27, 2004, compared to $16.5 million or 7.3% of revenues for the same period in 2003, and $36.1 million or 7.7% of revenues for the six months ended June 27, 2004, compared to $33.1 million or 7.2% of revenues for the same period in 2003. The increase for the three-month period in 2004 is primarily attributable to: a $375,000 increase in bonuses paid to corporate and restaurant management who met pre-established targets for their operating units; a $500,000 increase in compensation expense related to stock options awarded in late 2003 that vest over a 12-month period throughout 2004; and a $540,000 increase in administrative costs associated with our international operations to support our new franchisees. The increase for the six-month period in 2004 is primarily attributable to: a $930,000 increase in bonuses paid to corporate and restaurant management who met pre-established targets for their operating units, a $1.0 million increase in compensation expense related to stock options awarded in late 2003 that vest over a 12-month period throughout 2004, a $600,000 increase in administrative costs associated with our international operations to support our new franchisees and $380,000 of consulting fees associated with our initiatives to identify opportunities for improving restaurant operating margins.

Provisions for uncollectible notes receivable of $4,000 and $236,000, respectively, were recorded in the three and six months ended June 27, 2004, compared to $375,000 and $801,000 for the same periods of 2003. The provisions were based on our evaluation of our franchise loan portfolio.

Restaurant closure, impairment and disposition losses of $28,000 and $167,000 were recorded for the three and six months ended June 27, 2004, compared to $407,000 and $482,000 for the comparable periods in 2003. These losses are related to under-performing restaurants that are subject to impairment or identified for closure as required by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Other general expenses (income) reflected net expense of $434,000 for the three months ended June 27, 2004, compared to net income of $1.3 million for the comparable period in 2003, and net expense of $1.4 million for the six months ended June 27, 2004, compared to net income of $771,000 for the same period in 2003. The three-month period ended June 27, 2004 included a $455,000 provision for uncollectible accounts receivable and $315,000 related to the disposition or valuation losses for other assets, partially offset by a gain of $550,000 related to the sale of unused property. The three-month period ended June 29, 2003 included $42,000 of pre-opening costs, $192,000 of restaurant relocation costs and $213,000 related to disposition or valuation losses for other assets. These costs were more than offset by $2.0 million of income derived from the settlement of a litigation matter. The six-month period ended June 27, 2004, included $130,000 of restaurant relocation costs, $736,000 of disposition and valuation related costs of other assets and a $898,000 provision for uncollectible accounts receivable, partially offset by the previously mentioned $550,000 gain on the sale of unused property. The six-month period ended June 29, 2003, included $110,000 of pre-opening costs, $242,000 of restaurant relocation costs, and $449,000 related to disposition or valuation losses for other assets. The costs were more than offset by the previously mentioned $2.0 million of income derived from the settlement of a litigation matter.

Depreciation and amortization was $7.8 million (3.4% of revenues) for the three months ended June 27, 2004 and June 29, 2003 and $15.4 million (3.3% of revenues) for the six months ended June 27, 2004, compared to $15.7 million (3.4% of revenues) for the same period in 2003.

Net interest. Net interest expense was $756,000 in the second quarter of 2004, compared to $1.5 million in 2003, and $2.0 million for the six months ended June 27, 2004, compared to $3.2 million for the comparable period in 2003. The primary reason for the reduction in the three and six months ended June 27, 2004 as compared to prior year is due to a $625,000 benefit we recorded, under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, associated with a change in a joint venture operating agreement eliminating a mandatory purchase requirement and related liability. No such favorable adjustments are expected in future quarters. The six-month period was also impacted by a lower average debt outstanding during the first six months of 2004 as compared to 2003.

Income Tax Expense. The effective income tax rate was 37.5% for the three and six months ended June 27, 2004 and June 29, 2003.

Operating Income (Loss) and Earnings (Loss) Per Common Share.  The operating loss for the three months ended June 27, 2004 was ($3.4) million or (1.5%) of revenues, compared to operating income of $18.9 million or 8.3% of revenues for the same period in 2003, and operating income decreased to $11.5 million or 2.5% of revenues for the six months ended June 27, 2004, from $38.1 million or 8.3% of total revenues for the same period in 2003. The decreases in operating income are primarily due to: the impact of consolidating BIBP, which reduced pre-tax income approximately $18.3 million and $20.0 million for the three and six months ended June 27, 2004; a decrease in our domestic commissary operations of $2.1 million and $2.2 million for the three and six month periods ended June 27, 2004, respectively, as a result of lower sales volumes; and the previously mentioned increases in general and administrative expenses in 2004 as compared to 2003.

Diluted earnings (loss) per share for the three months ended June 27, 2004 were ($0.15) compared to $0.60 in 2003 and $0.33 for the six months ended June 27, 2004 compared to $1.21 in 2003.

Liquidity and Capital Resources

Our debt is comprised of the following:

	June 27, 2004	December 28, 2003

Revolving line of credit	$93,500	$61,000
Debt associated with VIEs *	11,234	—
Other	23	250
Total debt	104,757	61,250
Less: current portion of debt	(11,234)	(250)
Long-term debt	$93,523	$61,000

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

Cash flow from operations decreased to $6.1 million for the six months ended June 27, 2004, from $38.8 million for the comparable period in 2003, reflecting lower net income of $15.9 million in 2004 and unfavorable changes in accounts payable and income and other taxes in 2004. The reduction in accounts payable and income and other taxes were the result of the routine timing of payments.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of quality control centers and support services facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in December 1999. During the six months ended June 27, 2004, common stock repurchases of $50.7 million and capital expenditures of $10.3 million were funded primarily by cash flow from operations, the proceeds from stock option exercises, net proceeds from debt arrangements and available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to $425.0 million of our common stock through December 26, 2004. Through June 27, 2004, an aggregate of $402.4 million had been repurchased. Approximately 16.9 million shares were outstanding as of June 27, 2004. Subsequent to June 27, 2004, through July 30, 2004, we repurchased an additional 146,000 shares at an aggregate cost of $4.3 million (an average price of $29.20 per share).

Capital resources available at June 27, 2004, include $7.5 million of cash and cash equivalents and approximately $59.0 million remaining borrowing capacity, reduced for outstanding letters of credit of $22.5 million, under a $175.0 million, three-year, unsecured revolving line of credit agreement expiring in January 2006. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2004 from these resources and operating cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at June 27, 2004 is principally comprised of a $93.5 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 62.5 to 100.0 basis point spread, tiered based upon debt and cash flow levels. In November 2001, we entered into an interest rate swap agreement that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

The effective interest rate on the line of credit, including the impact of the interest rate swap agreement, was 5.36% as of June 27, 2004. An increase in the present interest rate of 100 basis points on the line of credit debt balance outstanding as of June 27, 2004, as mitigated by the interest rate swap based on present interest rates, would increase annual interest expense approximately $135,000. The annual impact of a 100 basis point increase in interest rates on the debt associated with VIEs would be $112,000.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our first six months of operating results and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block market price for cheese and the BIBP block price by quarter for 2003 and as projected through the end of 2004 (based on the July 30, 2004 Chicago Mercantile Exchange (CME) milk futures market prices):

	2003		2004
	BIBP Block Price	Actual Block Price	BIBP Block Price		Actual Block Price

Quarter 1	$1.159	$1.115	$1.220		$1.426
Quarter 2	1.122	1.134	1.326		2.012
Quarter 3	1.242	1.536	1.556		1.578	*
Quarter 4	1.217	1.474	1.542	*	1.499	*
Full Year	$1.185	$1.315	$1.411	*	$1.629	*

*amounts are projections.

Based on the above-noted CME milk futures market prices and the actual third quarter and projected fourth quarter 2004 and first and second quarter 2005 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase (decrease) our operating income as follows (in thousands):

	2004		2005

Quarter 1	$(1,647)		$4,102	*
Quarter 2	(18,248)		4,427	*
Quarter 3	(964	)*	N/A
Quarter 4	1,438	*	N/A
Full Year	$(19,421	)*	N/A

* - amounts are projections

N/A - information not yet available

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Papa John’s Board of Directors has authorized the repurchase of up to $425.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 26, 2004. Through June 27, 2004, a total of 15.1 million shares with an aggregate cost of $402.4 million and an average price of $26.57 per share have been repurchased under this program and placed in treasury. The following table summarizes our repurchases by fiscal period during 2004 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

12/29/2003 - 01/25/2004	257	$32.26	13,824	$65,074
01/26/2004 - 02/22/2004	377	$34.28	14,201	$52,161
02/23/2004 - 03/28/2004	94	$35.43	14,295	$48,814
03/29/2004 - 04/25/2004	58	$33.42	14,353	$46,876
04/26/2004 - 05/23/2004	461	$31.73	14,814	$32,240
05/24/2004 - 06/27/2004	332	$28.96	15,146	$22,644

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 13, 2004 at our corporate offices in Louisville, Kentucky.

At the meeting, our stockholders elected three directors to serve until the 2007 annual meeting of stockholders. The vote counts were as follows:

	Affirmative	Withheld
F. William Barnett	16,504,705	664,216
Norborne P. Cole, Jr.	16,260,527	908,394
William M. Street	16,925,672	243,249

Our other directors continue to serve until either the 2005 or 2006 annual meetings, in accordance with their previous election: 2005 - John H. Schnatter, Owsley Brown Frazier, and Wade S. Oney; 2006 – Philip Guarascio, Olivia F. Kirtley, and Jack A. Laughery.

At the meeting, our stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 26, 2004, by a vote of 16,885,566 affirmative to 277,511 negative, with 5,844 abstention votes. The stockholders also approved the adoption of the Papa John’s International, Inc., 2003 Stock Option Plan for Non-Employee Directors by a vote of 7,684,765 affirmative to 7,633,965 negative, with 11,590 abstention votes.

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

b.              Current Reports on Form 8-K filed in the second quarter of 2004:

1.               We filed a Current Report on Form 8-K on May 5, 2004, attaching a press release dated May 4, 2004, announcing our first quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 4, 2004	/s/ J. David Flanery
J. David Flanery
Senior Vice President and Chief Financial Officer