Form 10-Q
period 2004-09-26
PAPA JOHNS INTERNATIONAL INC
filed 2004-11-04
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2004

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

Yes ☒                            No ☐

At October 29, 2004, there were outstanding 16,742,208 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	Sept. 26, 2004	Dec. 28, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$13,462	$7,071
Accounts receivable	25,597	19,717
Inventories	21,766	17,030
Prepaid expenses and other current assets	11,628	11,590
Deferred income taxes	8,000	7,050
Total current assets	80,453	62,458

Investments	8,053	7,522
Net property and equipment	200,502	203,818
Notes receivable from franchisees and affiliates	5,680	11,580
Goodwill	51,233	48,577
Other assets	16,279	13,259

Total assets	$362,200	$347,214

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,157	$28,309
Income and other taxes	7,110	12,070
Accrued expenses	40,866	40,288
Current portion of debt	16,965	250
Total current liabilities	94,098	80,917

Unearned franchise and development fees	7,803	5,911
Long-term debt, net of current portion	87,522	61,000
Deferred income taxes	7,947	7,881
Other long-term liabilities	33,889	32,233

Stockholders’ equity:
Preferred stock	—	—
Common stock	322	317
Additional paid-in capital	233,787	219,584
Accumulated other comprehensive loss	(1,404)	(3,116)
Retained earnings	307,697	293,921
Treasury stock	(409,461)	(351,434)
Total stockholders’ equity	130,941	159,272

Total liabilities and stockholders’ equity	$362,200	$347,214

Note:      The balance sheet at December 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Domestic revenues:
Company-owned restaurant sales	$98,086	$98,877	$306,530	$308,491
Variable interest entities restaurant sales	4,904	—	9,949	—
Franchise royalties	12,093	11,922	37,124	36,919
Franchise and development fees	762	402	1,770	941
Commissary sales	90,738	88,896	274,889	272,812
Other sales	13,062	11,931	40,683	35,695
International revenues:
Royalties and franchise and development fees	1,832	1,434	5,166	4,532
Restaurant and commissary sales	6,348	6,127	18,660	18,950
Total revenues	227,825	219,589	694,771	678,340
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	21,741	21,930	74,288	67,993
Salaries and benefits	31,657	33,024	97,814	100,601
Advertising and related costs	9,024	9,088	27,753	28,261
Occupancy costs	6,750	6,631	19,551	19,225
Other operating expenses	13,439	13,450	40,526	40,651
Total domestic Company-owned restaurant expenses	82,611	84,123	259,932	256,731
Variable interest entities restaurant expenses	4,103	—	8,784	—
Domestic commissary and other expenses:
Cost of sales	74,311	70,558	226,554	215,258
Salaries and benefits	7,165	7,339	21,364	21,741
Other operating expenses	14,031	15,525	43,231	44,240
Total domestic commissary and other expenses	95,507	93,422	291,149	281,239
Loss from the franchise cheese purchasing program, net of minority interest	211	—	14,555	—
International operating expenses	5,319	5,321	15,527	16,264
General and administrative expenses	18,180	16,427	54,289	49,488
Provision for uncollectible notes receivable	103	229	339	1,030
Restaurant closure, impairment and disposition losses (gains)	(105)	4,211	62	4,693
Other general expenses (income)	266	426	1,653	(345)
Depreciation and amortization	7,774	7,741	23,152	23,458
Total costs and expenses	213,969	211,900	669,442	632,558
Operating income	13,856	7,689	25,329	45,782
Investment income	204	117	488	533
Interest expense	(1,479)	(1,585)	(3,775)	(5,152)
Income before income taxes and cumulative effect of a change in accounting principle	12,581	6,221	22,042	41,163
Income tax expense	4,718	2,333	8,266	15,436
Income before cumulative effect of a chance in accounting principle	7,863	3,888	13,776	25,727
Cumulative effect of accounting change, net of tax	—	(413)	—	(413)
Net income	$7,863	$3,475	$13,776	$25,314

Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$0.47	$0.21	$0.79	$1.43
Cumulative effect of accounting change, net of tax	—	(0.02)	—	(0.02)
Basic earnings per common share	$0.47	$0.19	$0.79	$1.41

Earnings per common share - assuming dilution:
Income before cumulative effect of a change in accounting principle	$0.46	$0.21	$0.79	$1.42
Cumulative effect of accounting change, net of tax	—	(0.02)	—	(0.02)
Earnings per common share - assuming dilution	$0.46	$0.19	$0.79	$1.40

Basic weighted average shares outstanding	16,793	17,931	17,343	17,918
Diluted weighted average shares oustanding	16,917	18,035	17,537	18,019

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at December 29, 2002	18,041	$314	$212,107	$(5,314)	$260,358	$(345,518)	$121,947
Comprehensive income:
Net income	—	—	—	—	25,314	—	25,314
Change in valuation of interest rate collar and swap agreements, net of tax of $660	—	—	—	1,077	—	—	1,077
Other, net	—	—	—	143	—	—	143
Comprehensive income							26,534
Exercise of stock options	55	1	1,086	—	—	—	1,087
Tax benefit related to exercise of non-qualified stock options	—	—	120	—	—	—	120
Acquisition of treasury stock	(150)	—	—	—	—	(4,116)	(4,116)
Other	—	—	154	—	—	—	154
Balance at September 28, 2003	17,946	$315	$213,467	$(4,094)	$285,672	$(349,634)	$145,726

Balance at December 28, 2003	18,113	$317	$219,584	$(3,116)	$293,921	$(351,434)	$159,272
Comprehensive income:
Net income	—	—	—	—	13,776	—	13,776
Change in valuation of interest rate swap agreement, net of tax of $989	—	—	—	1,614	—	—	1,614
Other, net	—	—	—	98	—	—	98
Comprehensive income							15,488
Exercise of stock options	438	5	11,036	—	—	—	11,041
Tax benefit related to exercise of non-qualified stock options	—	—	1,423	—	—	—	1,423
Acquisition of treasury stock	(1,829)	—	—	—	—	(58,027)	(58,027)
Other	—	—	1,744	—	—	—	1,744
Balance at September 26, 2004	16,722	$322	$233,787	$(1,404)	$307,697	$(409,461)	$130,941

At September 28, 2003, the accumulated other comprehensive loss of $4,094 was comprised of net unrealized loss on the interest rate swap agreement of $3,951, net unrealized loss on investments of $6 and unrealized foreign currency translation losses of $137.

At September 26, 2004, the accumulated other comprehensive loss of $1,404 was comprised of net unrealized loss on the interest rate swap agreement of $1,583, net unrealized loss on investments of $30 and unrealized foreign currency translation gains of $209.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 26, 2004	Sept. 28, 2003
Operating activities
Net income	$13,776	$25,314
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant closure, impairment and disposition losses	62	4,693
Provision for uncollectible accounts and notes receivable	2,031	2,236
Depreciation and amortization	23,152	23,458
Deferred income taxes	(2,114)	(1,822)
Tax benefit related to exercise of non-qualified stock options	1,423	120
Other	1,387	552
Changes in operating assets and liabilities:
Accounts receivable	(7,306)	(3,015)
Inventories	(4,498)	735
Prepaid expenses and other current assets	538	1,075
Other assets and liabilities	(1,854)	5,575
Accounts payable	(695)	(3,598)
Income and other taxes	(4,960)	1,080
Accrued expenses	(1,570)	2,606
Unearned franchise and development fees	1,892	1,498
Net cash provided by operating activities	21,264	60,507
Investing activities
Purchase of property and equipment	(16,498)	(11,122)
Proceeds from sale of property and equipment	3,637	353
Purchase of investments	(4,569)	(738)
Proceeds from sale or maturity of investments	3,999	—
Loans to franchisees and affiliates	(2,500)	(75)
Loan repayments from franchisees and affiliates	4,023	2,179
Acquisitions	—	(150)
Proceeds from divestitures of restaurants	78	400
Net cash used in investing activities	(11,830)	(9,153)
Financing activities
Net proceeds (repayments) from line of credit facility	26,500	(49,600)
Net proceeds from short-term debt - variable interest entities	15,288	—
Payments on long-term debt	(250)	(235)
Proceeds from exercise of stock options	11,041	1,087
Acquisition of treasury stock	(58,027)	(4,116)
Proceeds from formation of joint venture	2,500	—
Other	(457)	18
Net cash used in financing activities	(3,405)	(52,846)

Effect of exchange rate changes on cash and cash equivalents	108	149

Change in cash and cash equivalents	6,137	(1,343)
Cash acquired from consolidation of variable interest entities	254	—
Cash and cash equivalents at beginning of period	7,071	9,499

Cash and cash equivalents at end of period	$13,462	$8,156

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 26, 2004

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 26, 2004, are not necessarily indicative of the results that may be expected for the year ended December 26, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 28, 2003.

2.     Adoption of New Accounting Pronouncement

We adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), during the third quarter of 2003. SFAS No. 150 requires parent companies to record minority interest liabilities at estimated settlement value if the majority-owned subsidiary has equity instruments that are redeemable at a fixed date and such redemption is certain to occur. During the third quarter of 2003, we adopted the provisions of SFAS No. 150 for our majority interest in one subsidiary, which owns and operates 24 Papa John’s restaurants. We recorded an after-tax cumulative effect adjustment of $413,000 ($660,000 pre-tax) or $0.02 per share, in our Consolidated Statements of Income, related to the adoption of SFAS No. 150 during the third quarter of 2003.

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

3.     Formation of Joint Venture

During the third quarter of 2004, Papa John’s entered into a joint venture arrangement with a third party. Under the terms of the arrangement, Papa John’s effectively sold 49% of 71 Company-owned restaurants located in Texas to the third party for $3.0 million ($2.5 million in cash and $500,000 as a note payable to Papa John’s). We recognized a gain of $280,000 from the sale of our 49% interest in the 71 restaurants. We retained a 51% ownership interest and are required to consolidate the joint venture and its financial results with those of Papa John’s.

4.     Accounting for Variable Interest Entities

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special-purpose entity formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $34.6 million and $100.9 million of cheese from BIBP for the three and nine months ended September 26, 2004, respectively, and $30.8 million and $92.6 million of cheese in the comparable periods in 2003, respectively.

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

We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized pre-tax losses of approximately $500,000 ($312,500 net of tax, or $0.02 per share) and $20.5 million ($12.8 million net of tax, or $0.73 per share) for the three and nine months ended September 26, 2004, respectively, from the consolidation of BIBP, reflecting BIBP’s 2004 operating losses, net of BIBP’s shareholders’ equity. The impact on future operating income from the consolidation of BIBP could continue to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has a $20.0 million line of credit with a commercial bank. The $20.0 million line of credit is not guaranteed by Papa John’s. If the line of credit is substantially utilized, Papa John’s will provide additional funding in the form of a loan to BIBP. BIBP had borrowings of $15.3 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and $8.0 million under the line of credit from Papa John’s at September 26, 2004 (the $8.0 million line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s). BIBP had no borrowings at December 28, 2003.

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s is deemed the primary beneficiary of four of these franchise entities even though we have no ownership interest in them. These entities operate a total of 33 restaurants with annual revenues approximating $20.0 million. Our net loan balance receivable from these four entities is $4.2 million at September 26, 2004, with no further funding commitments. The consolidation of these entities resulted in the recording of goodwill approximating $2.8 million and the elimination of the $4.2 million net loan balance receivable. The consolidation of these four franchise entities had no significant net impact (less than $25,000) on Papa John’s operating results for the three and nine months ended September 26, 2004. The impact on future operating income from the consolidation of these entities is not expected to be significant.

The following table summarizes the balance sheets of the VIEs as of September 26, 2004:

(In thousands)	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$3,074	$145	$3,219
Accounts receivable	—	67	67
Accounts receivable - Papa John’s	3,975	—	3,975
Other assets	978	585	1,563
Net property and equipment	—	3,946	3,946
Income tax receivable	7,705	—	7,705
Goodwill	—	2,769	2,769
Total assets	$15,732	$7,512	$23,244

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$5,235	$1,316	$6,551
Short-term debt - third party	15,325	1,640	16,965
Short-term debt - Papa John’s	8,000	4,209	12,209
Other liabilities	—	347	347
Total liabilities	$28,560	$7,512	$36,072
Stockholders’ equity (deficit)	(12,828)	—	(12,828)
Total liabilities and stockholders’ equity (deficit)	$15,732	$7,512	$23,244

5.     Debt

Our debt is comprised of the following (in thousands):

	Sept. 26, 2004	Dec. 28, 2003

Revolving line of credit	$87,500	$61,000
Debt associated with VIEs *	16,965	—
Other	22	250
Total debt	104,487	61,250
Less: current portion of debt	(16,965)	(250)
Long-term debt	$87,522	$61,000

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

6.     Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$7,863	$3,888	$13,776	$25,727

Weighted average shares outstanding	16,793	17,931	17,343	17,918
Basic earnings per common share	$0.47	$0.21	$0.79	$1.43

Earnings per common share - assuming dilution:
Income before cumulative effect of a change in accounting principle	$7,863	$3,888	$13,776	$25,727

Weighted average shares outstanding	16,793	17,931	17,343	17,918
Dilutive effect of outstanding common stock options	124	104	194	101
Diluted weighted average shares outstanding	16,917	18,035	17,537	18,019
Earnings per common share - assuming dilution	$0.46	$0.21	$0.79	$1.42

7.     Stock-Based Compensation

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

The following table illustrates the effect on income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Income before cumulative effect of a change in accounting principle (as reported)	$7,863	$3,888	$13,776	$25,727
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	377	33	1,103	60
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(389)	—	(1,118)	(214)
Pro forma income before cumulative effect of a change in accounting principle	$7,851	$3,921	$13,761	$25,573

Earnings per share - before cumulative effect of a change in accounting principle:
Basic - as reported	$0.47	$0.21	$0.79	$1.43
Basic - pro forma	$0.47	$0.22	$0.79	$1.43
Assuming dilution - as reported	$0.46	$0.21	$0.79	$1.42
Assuming dilution - pro forma	$0.46	$0.22	$0.78	$1.42

8.     Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Net income	$7,863	$3,475	$13,776	$25,314
Change in valuation of interest rate collar and swap agreements, net of tax	189	799	1,614	1,077
Other, net	(17)	11	98	143
Comprehensive income	$8,035	$4,285	$15,488	$26,534

9.     Segment Information

We have defined five reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations and variable interest entities (VIEs).

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and commissary operation located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. VIEs consist of entities in which we are the primary beneficiary, as defined in Note 4, and include BIBP and certain franchisees to which we have extended loans. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

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

Our segment information is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Revenues from external customers:
Domestic Company-owned restaurants	$98,086	$98,877	$306,530	$308,491
Domestic commissaries	90,738	88,896	274,889	272,812
Domestic franchising	12,855	12,324	38,894	37,860
International	8,180	7,561	23,826	23,482
Variable interest entities (1)	4,904	—	9,949	—
All others	13,062	11,931	40,683	35,695
Total revenues from external customers	$227,825	$219,589	$694,771	$678,340

Intersegment revenues:
Domestic commissaries	$29,026	$26,974	$85,239	$84,418
Domestic franchising	187	172	575	544
International	50	172	160	2,290
Variable interest entities (1)	34,590	—	100,935	—
All others	2,743	3,808	8,752	10,314
Total intersegment revenues	$66,596	$31,126	$195,661	$97,566

Income (loss) before income taxes and the cumulative effect of a change in accounting principle:
Domestic Company-owned restaurants (2)	$(534)	$(6,469)	$3,581	$(5,509)
Domestic commissaries (3)	4,598	5,244	13,737	16,550
Domestic franchising	11,273	11,389	33,956	35,486
International	333	(123)	500	(119)
Variable interest entities (1)	(489)	—	(20,494)	—
All others (4)	895	(1,346)	1,349	(1,285)
Unallocated corporate expenses (5)	(3,661)	(2,456)	(10,662)	(3,794)
Elimination of intersegment profits	166	(18)	75	(166)
Total income (loss) before income taxes and the cumulative effect of a change in accounting principle	$12,581	$6,221	$22,042	$41,163

Property and equipment:
Domestic Company-owned restaurants	$145,479
Domestic commissaries	75,105
International	2,715
Variable interest entities (6)	6,688
All others	12,306
Unallocated corporate assets	116,544
Accumulated depreciation and amortization	(158,335)
Net property and equipment	$200,502

(1)   The revenues from external customers for variable interest entities are attributable to the four franchise entities to which we have extended loans that qualify as VIEs. The intersegment revenues for variable interest entities of $34.6 million and $100.9 million for the three and nine months ended September 26, 2004, are attributable to BIBP. The income (loss) before income taxes and the cumulative effect of a change in accounting principle for variable interest entities reflected losses of $489,000 and $20.5 million, respectively, for the three and nine months ended September 26, 2004, which primarily relates to BIBP.

(2)   The 2003 results for domestic Company-owned restaurants include charges of $4.2 million and $4.7 million for the three and nine months ended September 28, 2003, respectively, related to the closing of 22 restaurants and impairment of an additional 25 Company-owned restaurants.

(3)   The results for the domestic commissaries segment are favorably impacted by a reduction in the corporate expense allocations of $1.3 million for the nine months ended September 26, 2004, as compared to the same period in 2003 (no impact for the third quarter).

(4)   All others includes increases in claims loss reserves related to the franchisee insurance program of $1.5 million for the nine months ended September 26, 2004 (none in the three-month period), compared to increases in claims loss reserves of $2.1 million and $4.5 million for the three and nine month comparable periods in 2003.

(5)   The increase in 2004 unallocated corporate expenses from 2003 is primarily due to: (1) increases of $500,000 and $1.5 million, respectively, for the three and nine months ended September 26, 2004, attributable to stock options awarded in 2003; (2) the previously noted reduction in the corporate allocations to domestic commissaries approximating $1.3 million for the nine months ended September 26, 2004 (no impact for the third quarter); (3) $500,000 and $900,000 of consulting expenses for the three and nine months, respectively, associated with initiatives to improve franchise and company operating margins; (4) the increase in the provision for uncollectible accounts receivable of $600,000 for the nine months ended September 26, 2004 (no impact for the third quarter); and (5) a reduction in the 2003 unallocated corporate expenses due to the recognition of $2.0 million of income from the settlement of a litigation matter in the second quarter of 2003.

(6)   Represents assets of VIE franchisees to which we have extended loans.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact our operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations.

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

Long-Lived and Intangible Assets

The recoverability of long-lived and intangible (i.e., goodwill) assets is evaluated annually or more frequently if impairment indicators exist.  Indicators of impairment include historical financial performance, operating trends and our future operating plans.  If impairment indicators exist, we evaluate the recoverability of long-lived assets based on forecasted undiscounted cash flows and intangible assets based on fair value derived from discounted cash flows. The estimation of future cash flows requires management’s judgment concerning future operations, economic growth in local or regional markets and the impact of competition. There are inherent uncertainties related to these factors and management’s judgments in applying these factors to the analysis of long-lived and intangible asset impairment.  It is possible that the assumptions underlying the impairment analysis will change in such a manner that additional impairment charges may occur.

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

We recorded an increase of $1.5 million for the nine months ended September 26, 2004 and an increase of $4.5 million for the nine months ended September 28, 2003 in existing claims loss reserves, as compared to expected claims costs, at our captive insurance company based on mid-year actuarial valuations.

Effective October 1, 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this new agreement eliminates the Company’s risk of loss for franchise insurance coverage written after September 2004. Our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon semi-annual actuarial valuations, the next of which will be obtained in the fourth quarter of 2004.

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants.  As required by the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we began consolidating the balance sheet of BIBP at the end of the fourth quarter of 2003. We recognized pre-tax losses of approximately $500,000 and $20.5 million for the three and nine months ended September 26, 2004 from the consolidation of BIBP. The consolidation of BIBP could continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

The spot market for cheese has experienced significant volatility during 2004 as the price increased from $1.30 per pound at the beginning of 2004 to $2.04 per pound as of March 28, 2004, decreased to $1.45 per pound as of June 27, 2004, and increased to $1.57 per pound as of September 26, 2004. Based on the Chicago Mercantile Exchange milk futures market prices as of October 29, 2004, and the actual fourth quarter 2004 and projected first, second and third quarter 2005 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase our operating income as follows (in thousands):

Quarter 4 - 2004	$952
Quarter 1 - 2005	4,062
Quarter 2 - 2005	4,083
Quarter 3 - 2005	2,410
$11,507

Restaurant Progression:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	566	585	568	585
Opened	1	1	4	6
Closed	—	—	(5)	(5)
Sold to franchisees	(1)	—	(1)	—
End of period	566	586	566	586
International Company-owned:
Beginning of period	1	5	2	9
Closed	—	—	—	(1)
Acquired from franchisees	—	—	—	1
Sold to franchisees	—	—	(1)	(4)
End of period	1	5	1	5
U.S. franchised:
Beginning of period	1,984	2,004	2,006	2,000
Opened	29	13	67	38
Closed	(13)	(9)	(73)	(30)
Acquired from Company	1	—	1	—
End of period	2,001	2,008	2,001	2,008
International franchised:
Beginning of period	220	203	214	198
Opened	23	5	42	22
Closed	(7)	(4)	(21)	(19)
Acquired from Company	—	—	1	4
Sold to Company	—	—	—	(1)
End of period	236	204	236	204
Total restaurants — end of period	2,804	2,803	2,804	2,803

Perfect Pizza Restaurant Progression:
Franchised
Beginning of period	124	141	135	144
Opened	—	1	2	2
Closed	(3)	(3)	(16)	(7)
Total restaurants - end of period	121	139	121	139

Results of Operations

Variable Interest Entities

As required by FIN 46, our 2004 operating results include BIBP’s operating results. The consolidation of BIBP had a significant impact on the first nine months of operating results and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

Consolidation accounting requires the net impact from the consolidation of BIBP to be reflected primarily in two separate components of our statement of income. The first component is the portion of BIBP operating income or loss attributable to the amount of cheese purchased by Company-owned restaurants during the period. This portion of BIBP operating income (loss) is reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses - cost of sales” line item.  This approach effectively reports cost of sales for Company-owned restaurants as if the purchasing arrangement with BIBP did not exist and such restaurants were purchasing cheese at the spot market prices (i.e., the impact of BIBP is eliminated in consolidation).

The second component of the net impact from the consolidation of BIBP is reflected in the caption “Loss from the franchise cheese-purchasing program, net of minority interest”. This line item represents BIBP’s income or loss from purchasing cheese at the spot market price and selling to franchised restaurants at a fixed quarterly price, net of any income or loss attributable to the minority interest BIBP shareholders. The amount of income or loss attributable to the BIBP shareholders depends on its cumulative shareholders’ equity balance and the change in such balance during the reporting period.

In addition, we have extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of four of these franchisees, even though we have no ownership interest in them. Beginning in the second quarter of 2004, FIN 46 required us to recognize the operating income (losses) generated by these four franchise entities (representing 33 Papa John’s restaurants). For the three and nine months ended September 26, 2004, the consolidation of these four franchise entities had no significant net impact on Papa John’s operating results (less than $25,000).

Summary of Consolidated Operating Results

Total revenues increased 3.8% to $227.8 million for the three months ended September 26, 2004, from $219.6 million for the comparable period in 2003, and increased 2.4% to $694.8 million for the nine months ended September 26, 2004, from $678.3 million for the comparable period in 2003. The primary factors impacting the year-over-year increases in revenues for the three and nine-month periods ended September 26, 2004 were: (1) the consolidation of 33 franchised restaurants beginning in the second quarter of 2004 resulting from the implementation of FIN 46; (2) the first-quarter sales of promotional items associated with our March 2004 NCAA national promotion; and (3) the favorable impact of higher commodity prices, primarily cheese, on commissary sales, although such impact was substantially offset by lower sales volumes.

Our pre-tax income for the three months ended September 26, 2004 was $12.6 million or 5.5% of revenues, compared to pre-tax income of $6.2 million or 2.8% of revenues for the corresponding period in 2003. The increase in pre-tax income of $6.4 million is principally due to the inclusion in the third quarter of 2003 of a charge of $4.2 million ($0.15 per share) related to the closing of 22 restaurants and impairment of an additional 25 Company-owned restaurants. The third quarter of 2003 also included a $2.1 million ($0.07 per share) increase in claims loss reserves related to the franchise insurance program.

Results by business segment for the three months ended September 26, 2004 and September 28, 2003, including isolation of the impact of VIEs are presented in the following table:

	Three Months Ended
(In thousands)	Sept. 26, 2004	Sept. 28, 2003	Increase (Decrease)

Domestic company-owned restaurants	$(534)	$(6,469)	$5,935
Domestic commissaries	4,598	5,244	(646)
Domestic franchising	11,273	11,389	(116)
International	333	(123)	456
VIEs, primarily BIBP	(489)	—	(489)
All others	895	(1,346)	2,241
Unallocated corporate expenses	(3,661)	(2,456)	(1,205)
Elimination of intersegment profits	166	(18)	184
Income before income taxes	$12,581	$6,221	$6,360

Excluding the impact of the $4.2 million impairment and closure charge in the third quarter of 2003, the remaining $1.7 million improvement in pre-tax income for the domestic company-owned restaurant business segment primarily relates to improved unit-level margins (due to labor leverage resulting from ticket-average increases) and savings related to the 2003 closure of underperforming units. The $646,000 decrease in pre-tax income for the domestic commissary business segment primarily relates to reduced commissary margins, principally resulting from lower commissary volumes attributable to decreased restaurant transactions.

Pre-tax income for the domestic franchising business segment was relatively flat year-over-year. The international business segment generated a $456,000 increase in pre-tax income primarily due to increased unit openings during the third quarter of 2004.  The $2.2 million increase in pre-tax income for the “all others” business segment is primarily attributable to the previously noted $2.1 million increase in claims loss reserves related to the franchise insurance program in the third quarter of 2003. The $1.2 million increase in unallocated corporate expenses is primarily due to a $500,000 increase in compensation expense related to stock options awarded in late 2003 that vest over a 12-month period throughout 2004 and a $500,000 increase in consulting fees associated with our initiatives to identify opportunities for improving restaurant operating margins for the system.

Our pre-tax income for the nine months ended September 26, 2004 decreased to $22.0 million or 3.2% of revenues, compared to $41.2 million or 6.1% of revenues for the corresponding period in 2003. The decrease in pre-tax income of $19.2 million is principally due to recording a pre-tax loss of $20.5 million ($0.73 per share) for the consolidation of BIBP in 2004.

Results by business segment for the nine months ended September 26, 2004 and September 28, 2003, including isolation of the impact of VIE’s, are presented in the following table:

	Nine Months Ended
(In thousands)	Sept. 26, 2004	Sept. 28, 2003	Increase (Decrease)

Domestic company-owned restaurants	$3,581	$(5,509)	$9,090
Domestic commissaries	13,737	16,550	(2,813)
Domestic franchising	33,956	35,486	(1,530)
International	500	(119)	619
VIEs, primarily BIBP	(20,494)	—	(20,494)
All others	1,349	(1,285)	2,634
Unallocated corporate expenses	(10,662)	(3,794)	(6,868)
Elimination of intersegment profits	75	(166)	241
Income before income taxes	$22,042	$41,163	$(19,121)

Excluding the impact of the $4.7 million impairment and closure charge during the first nine months of 2003, the remaining $4.4 million year-to-date improvement in pre-tax income for the domestic company-owned restaurant business segment, and the $2.8 million decrease in the year-to-date pre-tax income for the domestic commissary business segment, are primarily attributable to the same reasons as for the previously noted third quarter differences. Additionally, the intercompany margin on food was lower in 2004 than in 2003, thus improving the profitability for the restaurant business segment while reducing the profitability for the domestic commissary business segment by approximately $1.7 million. This reduction in profitability for the domestic commissary business segment was partially offset by the $1.3 million year-to-date impact of a reduction in allocation of corporate expenses to the commissary segment that initially occurred beginning in the third quarter of 2003.

Pre-tax income for the domestic franchising business segment decreased $1.5 million year-to-date in 2004 primarily due to additional administrative costs associated with our expanded domestic franchise sales efforts. The $619,000 increase in pre-tax income for the international business segment primarily relates to increased year-to-date unit openings in 2004.  The $2.6 million increase in pre-tax income for the “all others” business segment is primarily attributable to a decrease in claims loss reserves related to the franchise insurance program recorded in 2004 as compared to 2003. During the first nine months of 2004, the Company recorded an increase in claims loss reserves of $1.5 million compared to $4.5 million for the same period in 2003. The $6.9 million increase in unallocated corporate expenses is attributable to the same reasons as for the previously noted third quarter differences ($1.5 million year-to-date stock option compensation expense and $900,000 year-to-date consulting fees) and the previously noted reduction in allocation of corporate expenses to the domestic commissary business segment. Additionally, the unallocated provision for uncollectible accounts receivable increased approximately $600,000 for the year-to-date period in 2004.

Diluted earnings per share before cumulative effect of a change in accounting principle for the three months ended September 26, 2004 were $0.46 compared to $0.21 in 2003 and $0.79 for the nine months ended September 26, 2004 compared to $1.42 in 2003. The Company’s 2003 and 2004 share repurchase activity increased earnings per share by approximately $0.02 for the third quarter (no impact on a year-to-date basis due to the second quarter net loss and the timing of share repurchases).

Detailed Review of Operating Results

Revenues. Domestic corporate restaurant sales decreased 0.8% to $98.1 million for the three months ended September 26, 2004, from $98.9 million for the same period in 2003, and decreased 0.6% to $306.5 million for the nine months ended September 26, 2004, from $308.5 million for the comparable period in 2003. These decreases are primarily due to decreases of 3.1% and 2.7% in equivalent units, as we closed 22 underperforming restaurants in the fourth quarter of 2003, partially offset by increases of 1.1% and 0.9% in comparable sales for the three and nine-month periods.

“Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

Variable interest entities restaurant sales include restaurant sales for four franchise entities to which we have extended loans that qualify as VIEs. We began consolidating the operating results of these entities beginning in the second quarter of 2004.

Domestic franchise sales increased 2.1% to $313.5 million for the three months ended September 26, 2004, from $307.2 million for the same period in 2003, and increased 0.6% to $966.8 million for the nine months ended September 26, 2004, from $961.4 million for the comparable period in 2003. The increase for the three months ended September 26, 2004, primarily resulted from a 1.2% increase in comparable sales for the 2004 quarter. The increase for the nine-month period is due to average unit volumes increasing slightly due to new units opening at higher sales levels relative to closed units. Domestic franchise royalties increased 1.4% to $12.1 million for the three months ended September 26, 2004, from $11.9 million for the comparable period in 2003, and increased 0.6% to $37.1 million for the three months ended September 26, 2004, from $36.9 million for the comparable period. The increases for the three and nine months ended September 26, 2004 are due to the previously mentioned increases in franchised sales.

The comparable sales base and average weekly sales for 2004 and 2003 for domestic corporate and franchised restaurants consisted of the following:

	Three Months Ended
	Sept. 26, 2004		Sept. 28, 2003
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	566	2,001	586	2,008
Equivalent units	563	1,979	578	1,989
Comparable sales base units	550	1,887	566	1,915
Comparable sales base percentage	97.7%	95.4%	97.4%	96.1%
Average weekly sales - comparable units	$13,450	$12,261	$13,113	$11,935
Average weekly sales - other units	$11,258	$10,691	$12,072	$9,954
Average weekly sales - all units	$13,400	$12,188	$13,086	$11,858

	Nine Months Ended
	Sept. 26, 2004		Sept. 28, 2003
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	566	2,001	586	2,008
Equivalent units	563	1,985	578	1,987
Comparable sales base units	548	1,901	564	1,906
Comparable sales base percentage	97.4%	95.8%	97.5%	95.9%
Average weekly sales - comparable units	$14,042	$12,573	$13,732	$12,473
Average weekly sales - other units	$10,837	$10,552	$11,204	$10,716
Average weekly sales - all units	$13,958	$12,487	$13,668	$12,400

Domestic franchise and development fees were $762,000 for the three months ended September 26, 2004, including approximately $240,000 recognized upon development cancellation or franchise renewal and transfer, compared to $402,000 for the same period in 2003 and increased to $1.8 million for the nine months ended September 26, 2004, from $941,000 for the same period in 2003. These increases were due to 29 and 67 domestic franchise restaurant openings, respectively, during the three and nine months ended September 26, 2004, compared to 13 and 38 opened during the same periods in 2003.

Domestic commissary sales increased 2.1% to $90.7 million for the three months ended September 26, 2004, from $88.9 million for the comparable period in 2003 and increased 0.8% to $274.9 million for the nine months ended September 26, 2004, from $272.8 million for the comparable period in 2003, as the impact of higher cheese price increases was partially offset by lower volumes resulting from decreased restaurant transactions. Other sales increased to $13.1 million for the three months ended September 26, 2004, from $11.9 million for the comparable period in 2003, primarily as a result of an increase in revenues associated with insurance-related services provided to franchisees. Other sales increased to $40.7 million for the nine months ended September 26, 2004 from $35.7 million for the comparable period in 2003, primarily as a result of an increase in revenues associated with insurance-related services provided to franchisees and the first quarter promotional item sales associated with our March 2004 NCAA national promotion.

International revenues consist of the Papa John’s United Kingdom (U.K.) operations, denominated in British Pounds Sterling and converted to U.S. dollars (89% and 90% of international revenues for the three and nine-month periods in 2004, respectively) and combined revenues from operations in 17 other international markets denominated in U.S. dollars. Total international revenues increased 8.2% to $8.2 million for the three months ended September 26, 2004, compared to $7.6 million for the comparable period in 2003 and increased 1.5% to $23.8 million for the nine months ended September 26, 2004, from $23.5 million for the same period in 2003, as revenues from increased franchise unit openings and the impact of a more favorable dollar/pound exchange rate were partially offset by a decrease in corporate restaurant revenues due to the operation of only one Company-owned restaurant during the three and nine month periods of 2004 as compared to an average of five and seven restaurants, respectively, for the comparable periods in 2003.

Costs and Expenses. The restaurant operating margin at domestic Company-owned units was 15.8% and 15.2% for the three and nine months ended September 26, 2004, compared to 14.9% and 16.8% for the same periods in 2003, consisting of the following differences:

•      Cost of sales was flat and 2.2% higher as a percentage of sales, respectively, for the three and nine month periods in 2004, as compared to the same periods in 2003. In the three-month period, increases in restaurant pricing were substantially offset by increases in commodities (principally cheese). The increase in the nine-month period is primarily due to the consolidation of BIBP, which increased cost of sales 1.8% for the nine months ended September 26, 2004 (no significant impact for the quarter). The remaining 0.4% increase in cost of sales is due to higher cheese costs charged by BIBP, which was partially offset by lower costs for other commodities as a result of the impact of various product cost savings initiatives and the impact of restaurant pricing increases.

•      Salaries and benefits were 1.1% and 0.7% lower as a percentage of sales in the three and nine-month periods of 2004, due to staffing efficiencies and leverage on restaurant pricing increases.

•      Advertising and related costs as a percentage of sales were relatively flat.

•      Occupancy costs and other operating costs were relatively flat as a percentage of sales.

Domestic commissary and other margin was 8.0% and 7.7% for the three and nine months ended September 26, 2004, compared to 7.3% and 8.8% for the same periods in 2003. Cost of sales was 71.6% of revenues for the three months ended September 26, 2004, compared to 70.0% for the same period in 2003, and 71.8% for the nine months ended September 26, 2004, compared to 69.8% for the same period in 2003. The increases are primarily due to higher cheese costs incurred by our commissaries (cheese has a fixed-dollar, as opposed to fixed-percentage, mark-up) and increased sales of lower margin products, such as promotional items (principally DVDs and items sold in the first quarter related to the March 2004 NCAA national promotion). Salaries and benefits were lower as a percentage of sales, 6.9% for the three months ended September 26, 2004, as compared to 7.3% for the comparable period in 2003, and 6.8% for the nine months ended September 26, 2004, as compared to 7.0% for the comparable period in 2003, due to staffing efficiencies and the impact of higher cheese prices on sales. Other operating expenses decreased to 13.5% and 13.7% for the three and nine months ended September 26, 2004, from 15.4% and 14.3% of sales for the three and nine months ended September 28, 2003, primarily as a result of increases of $2.1 million and $4.5 million in claims loss reserves related to our franchise insurance program for the three and nine month periods in 2003, compared to a $1.5 million increase for the nine month period in 2004 (none in the third quarter of 2004).

The loss from the franchise cheese-purchasing program, net of minority interest, was $211,000 and $14.6 million for the three and nine months ended September 26, 2004. This line item represents the portion of BIBP operating margin losses from purchasing cheese at the spot market price and selling to franchised restaurants at a fixed quarterly price (77% of operating margin losses for both the three and nine-month periods), net of any loss attributable to the BIBP shareholders.

International operating margin increased to 16.2% and 16.8% for the three and nine months ended September 26, 2004, from 13.2% and 14.2% for the same periods in 2003, primarily due to the disposition of Company-owned restaurants, which had a lower operating margin than our commissary operation, expense leverage on the increased franchise unit openings and improved operating margins from our commissary operation.

General and administrative expenses were $18.2 million or 8.0% of revenues for the three months ended September 26, 2004, compared to $16.4 million or 7.5% of revenues for the same period in 2003, and $54.3 million or 7.8% of revenues for the nine months ended September 26, 2004, compared to $49.5 million or 7.3% of revenues for the same period in 2003. The $1.8 million increase for the three-month period is primarily attributable to: a $475,000 increase in bonuses to corporate and restaurant management who met pre-established targets for their operating units; a $500,000 increase in compensation expense related to stock options awarded in late 2003 that vest over a 12-month period throughout 2004; a $500,000 increase in consulting fees associated with our initiatives to identify opportunities for improving company and franchise restaurant operating margins and a $470,000 increase in administrative expenses associated with the consolidation of variable interest entities. The $4.8 million increase for the nine-month period is primarily attributable to: a $1.4 million increase in bonuses to corporate and restaurant management who met pre-established goals for their operating units; a $1.5 million increase in compensation expense related to stock options awarded in late 2003 that vest over a 12-month period throughout 2004; a $1.0 million increase in administrative costs associated with our expanded domestic franchise sales efforts; a $900,000 increase in consulting fees associated with our initiatives to identify opportunities for improving company and franchise restaurant operations and $740,000 of administrative expenses associated with variable interest entities.

Provisions for uncollectible notes receivable of $103,000 and $339,000, respectively, were recorded in the three and nine months ended September 26, 2004, compared to $229,000 and $1.0 million for the same periods of 2003. The provisions were based on our evaluation of our franchise loan portfolio.

Restaurant closure, impairment and disposition losses (gains) were $105,000 of gains and losses of $62,000 for the three and nine months ended September 26, 2004, compared to losses of $4.2 million and $4.7 million for the comparable periods in 2003. The 2004 restaurant closure, impairment and disposition losses (gains) caption includes a gain of $280,000 from the sale of 49% of our interest in 71 Company-owned restaurants in Texas. The 2003 restaurant closure, impairment and disposition losses (gains) includes losses of $4.2 million and $4.7 million related to 22 underperforming restaurants identified for closure and 25 underperforming restaurants that were subject to impairment charges in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144). Our provisions for these items were insignificant for the three and nine month periods of 2004.

Other general expenses (income) reflected net expense of $266,000 for the three months ended September 26, 2004, compared to net expense of $426,000 for the comparable period in 2003, and net expense of $1.7 million for the nine months ended September 26, 2004, compared to net income of $345,000 for the same period in 2003. The three-month period ended September 26, 2004 includes $22,000 of pre-opening costs with the majority of the remaining costs associated with disposition or valuation losses for other assets. The three-month period ended September 28, 2003 includes $14,000 of pre-opening costs, $27,000 of restaurant relocation costs and $350,000 related to disposition or valuation losses for other assets. The nine-month period ended September 26, 2004, includes $60,000 of pre-opening costs, $1.2 million of disposition and valuation related costs of other assets and a $940,000 provision for uncollectible accounts receivable, partially offset by a $550,000 gain on the sale of unused property. The nine-month period ended September 28, 2003, includes $124,000 of pre-opening costs, $269,000 of restaurant relocation costs, and $799,000 related to disposition or valuation losses for other assets, which was more than offset by $2.0 million of income derived from the settlement of a litigation matter during the second quarter of 2003.

Depreciation and amortization was $7.8 million (3.4% of revenues) for the three months ended September 26, 2004, compared to $7.7 million (3.5% of revenues) for the same period in 2003, and $23.2 million (3.3% of revenues) for the nine months ended September 26, 2004, compared to $23.5 million (3.5% of revenues) for the same period in 2003.

Net interest. Net interest expense was $1.3 million in the third quarter of 2004, compared to $1.5 million in 2003, and $3.3 million for the nine months ended September 26, 2004, compared to $4.6 million for the comparable period in 2003. The three-month decrease reflects a lower average effective interest rate for our debt. The primary reason for the reduction in the nine months ended September 26, 2004, as compared to prior year, is due to a $625,000 benefit recorded pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, associated with a change in a joint venture operating agreement during 2004, which eliminated a mandatory purchase requirement and related liability. Lower average debt outstanding during the nine months of 2004 as compared to 2003 and a lower average effective interest rate for the 2004 outstanding debt also reduced net interest expense.

Income Tax Expense. The effective income tax rate was 37.5% for the three and nine months ended September 26, 2004 and September 28, 2003.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	Sept. 26, 2004	Dec. 28, 2003

Revolving line of credit	$87,500	$61,000
Debt associated with VIEs *	16,965	—
Other	22	250
Total debt	104,487	61,250
Less: current portion of debt	(16,965)	(250)
Long-term debt	$87,522	$61,000

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

Cash flow from operations decreased to $21.3 million for the nine months ended September 26, 2004, from $60.5 million for the comparable period in 2003, reflecting a decrease in pre-tax income of $20.5 million from the consolidation of BIBP and unfavorable working capital changes reflecting changes in the timing of collections of certain accounts receivable with franchisees and the timing of payments with certain vendors.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of quality control centers and support services facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in December 1999. During the nine months ended September 26, 2004, common stock repurchases of $58.0 million and capital expenditures of $16.5 million were funded primarily by cash flow from operations, the proceeds from stock option exercises, net proceeds from debt arrangements and available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to $425.0 million of our common stock through December 26, 2004. Through September 26, 2004, an aggregate of $409.7 million had been repurchased. Approximately 16.7 million shares were outstanding as of September 26, 2004.

Capital resources available at September 26, 2004, include $13.5 million of cash and cash equivalents and approximately $64.5 million remaining borrowing capacity, reduced for outstanding letters of credit of $23.0 million, under a $175.0 million, three-year, unsecured revolving line of credit agreement expiring in January 2006. We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2004 from these resources and operating cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at September 26, 2004 is principally comprised of $87.5 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 62.5 to 100.0 basis point spread, tiered based upon debt and cash flow levels. In November 2001, we entered into an interest rate swap agreement that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

The effective interest rate on the line of credit, including the impact of the interest rate swap agreement, was 5.76% as of September 26, 2004. An increase in the present interest rate of 100 basis points on the line of credit debt balance outstanding as of September 26, 2004, as mitigated by the interest rate swap based on present interest rates, would increase annual interest expense approximately $75,000. The annual impact of a 100 basis point increase in interest rates on the debt associated with VIEs would be $170,000.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our first nine months of operating results and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block market price for cheese and the BIBP block price by quarter for 2003 and as projected through the end of 2004 (based on the October 29, 2004 Chicago Mercantile Exchange (CME) milk futures market prices):

	2003		2004
	BIBP Block Price	Actual Block Price	BIBP Block Price	Actual Block Price

Quarter 1	$1.159	$1.115	$1.220	$1.426
Quarter 2	1.122	1.134	1.326	2.012
Quarter 3	1.242	1.536	1.556	1.528
Quarter 4	1.217	1.474	1.535	1.507	*
Full Year	$1.185	$1.315	$1.409	$1.618	*

*amounts are projections

Based on the projected CME milk futures market prices, and the actual fourth quarter 2004 and projected first, second and third quarter 2005 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase (decrease) our operating income in 2004 and 2005 as follows (in thousands):

	2004		2005

Quarter 1	$(1,647)		$4,062	*
Quarter 2	(18,248)		4,083	*
Quarter 3	(314)		2,410	*
Quarter 4	952	*	N/A
Full Year	$(19,257	)*	N/A

*actual amounts may differ significantly from these projections

N/A - information not yet available

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Papa John’s Board of Directors has authorized the repurchase of up to $425.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 26, 2004. Through September 26, 2004, a total of 15.4 million shares with an aggregate cost of $409.7 million and an average price of $26.61 per share have been repurchased under this program and placed in treasury. The following table summarizes our repurchases by fiscal period during 2004 (in thousands, except per-share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

12/29/2003 - 01/25/2004	257	$32.26	13,824	$65,074
01/26/2004 - 02/22/2004	377	$34.28	14,201	$52,161
02/23/2004 - 03/28/2004	94	$35.43	14,295	$48,814
03/29/2004 - 04/25/2004	58	$33.42	14,353	$46,876
04/26/2004 - 05/23/2004	461	$31.73	14,814	$32,240
05/24/2004 - 06/27/2004	332	$28.96	15,146	$22,644
06/28/2004 - 07/25/2004	146	$29.20	15,292	$18,376
07/26/2004 - 08/22/2004	10	$28.04	15,302	$18,095
08/23/2004 - 09/26/2004	94	$29.23	15,396	$15,345

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

b.     Current Reports on Form 8-K filed in the third quarter of 2004:

1.     We filed a Current Report on Form 8-K on June 28, 2004, attaching a press release dated June 25, 2004, announcing that Gary Langstaff, who joined the Company in December 2003 as Chief Marketing Officer, is no longer affiliated with the Company.

2.     We filed a Current Report on Form 8-K on August 4, 2004, attaching a press release dated August 3, 2004, announcing our second quarter and year-to-date 2004 financial results.

3.     We filed a Current Report on Form 8-K on August 5, 2004, attaching a press release dated August 3, 2004, announcing a joint venture in the Dallas, Austin and Waco, Texas markets with Blue and Silver Ventures Ltd., an entity of Dallas Cowboys owner Jerry Jones.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 4, 2004	/s/ J. David Flanery
J. David Flanery
Senior Vice President and Chief Financial Officer