Form 10-K
period 2004-12-26
PAPA JOHNS INTERNATIONAL INC
filed 2005-03-10
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 26, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number:  0-21660

PAPA JOHN’S INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware

61-1203323

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes ☒ No ☐

As of March 1, 2005 there were 16,478,049 shares of the Registrant’s Common Stock outstanding.  The aggregate market value of the shares of Registrant’s Common Stock held by non-affiliates of the Registrant at such date was $359,820,294 based on the last sale price of the Common Stock on March 1, 2005 as reported by The NASDAQ Stock Market. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2005.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules

PART I

Item 1.  Business

General

Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s”. At December 26, 2004, the Company and its franchisees operated domestically in 49 states, the District of Columbia and Puerto Rico and in 17 countries, and under the trademark “Perfect Pizza” in the United Kingdom. The first Company-owned Papa John’s restaurant opened in 1985 and the first franchised restaurant opened in 1986. We acquired Perfect Pizza Holdings Limited (referred to as “Perfect Pizza” and “Papa John’s UK”) in 1999 as part of our plan to develop restaurants internationally (see Development). At December 26, 2004, there were 2,829 Papa John’s restaurants in operation, consisting of 569 Company-owned and 2,260 franchised restaurants. Additionally, there were 118 franchised Perfect Pizza restaurants in operation.

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

Strategy

Our goal is to build the strongest brand loyalty of all pizzerias internationally. The key elements of our strategy include:

Menu.  Domestic Papa John’s restaurants offer a menu of high-quality pizza along with side items, including breadsticks, cheesesticks, chicken strips, chicken wings and canned or bottled soft drinks. Papa John’s traditional crust pizza is prepared using fresh dough (never frozen). Papa John’s pizzas are made from a proprietary blend of wheat flour, cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat (100% beef, pork and chicken with no fillers) and vegetable toppings. Domestically, all ingredients and toppings can be purchased from our Quality Control Center (“QC Centers”) system, which delivers twice weekly. Each traditional crust pizza offers a container of our special garlic sauce, and each thin crust pizza is served with a packet of special seasonings. In international markets, the menu mix (toppings and side items) is adapted to local tastes.

Efficient Operating System. We believe our operating and distribution systems, restaurant layout and designated delivery areas result in lower restaurant operating costs and improved food quality, and promote superior customer service. Our domestic QC Center system takes advantage of volume purchasing of food and supplies, and provides consistency and efficiencies of scale in dough production.  This eliminates the need for each restaurant to order food from multiple vendors and commit substantial labor and other resources to dough preparation.

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

Marketing. Our restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of targeted print materials in direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. Local marketing efforts are supplemented with radio and television advertising, produced locally and on a national basis.  Eight national television campaigns aired in 2004.

Franchise System. We are committed to maintaining and developing a strong franchise system by attracting experienced operators, partnering with them to expand and grow their business and monitoring their compliance with our high standards. We seek to attract franchisees with experience in restaurant or retail operations and with the financial resources and management capability to open single or multiple locations. To ensure consistent food quality, each domestic franchisee is required to purchase dough and seasoned sauce from our QC Centers and purchase all other supplies from our QC Centers or approved suppliers. QC Centers outside the U.S. or in remote areas may be operated by franchisees pursuant to license agreements or other third parties. We devote significant resources to provide Papa John’s franchisees with assistance in restaurant operations, management training, team member training, marketing, site selection and restaurant design. We also provide significant assistance to licensed international QC Centers in sourcing high-quality in-country or regional suppliers to the extent possible.

Unit Economics

In 2004, the 551 domestic Company-owned restaurants included in the most recent quarter’s comparable restaurant base generated average annual sales, based on a 52-week year, of $737,000, average cash flow (restaurant operating income plus depreciation) of $114,000 and average restaurant operating income of $89,000. This average operating income represents 12.1% of average sales and 32.4% of the $275,000 average cash investment for these Company-owned restaurants.

The average cash investment for the six domestic Company-owned restaurants opened during the 2004 fiscal year, exclusive of land, was approximately $232,000. We expect the average cash investment for the four Company-owned restaurants expected to open in 2005 to be approximately $250,000. Substantially all domestic restaurants and many of our international restaurants do not offer dine-in areas, which reduces our restaurant capital investment.

Development

A total of 173 Papa John’s restaurants were opened during 2004, consisting of six Company-owned and 167 franchised restaurants (97 domestic and 70 international), while 135 Papa John’s restaurants closed during 2004, consisting of five Company-owned and 130 franchised (107 domestic and 23 international). During 2004, two franchised Perfect Pizza restaurants were opened and 18 franchised restaurants were closed.

During 2005, we plan to open approximately four Company-owned restaurants domestically and expect franchisees to open approximately 150 to 190 restaurants (80 to 100 domestically and 70 to 90 internationally). We also expect approximately 115 to 140 restaurants (80 to 100 domestically and 35 to 40 internationally) to close during 2005. Domestic and international franchise unit expansion is expected to spread throughout markets across North and South America, Europe, Asia and the Middle East.

Our Company-owned expansion strategy is to continue to open restaurants in existing markets, thereby increasing consumer awareness and enabling us to take advantage of operational and advertising efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants within a particular market results in increased average restaurant sales in that market. We have co-developed markets with some franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future. We continually evaluate the number and market areas of our Company-owned restaurants, and may purchase or sell restaurants from time to time. We also have two joint ventures and may consider entering into more of these arrangements in the future.

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

We consider the location of a restaurant to be important and therefore devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics, target population density, household income levels and competitive factors.  A member of our development team inspects each potential domestic Company-owned restaurant location and substantially all franchised restaurant locations and the surrounding market before a site is approved. Our restaurants are typically located in strip shopping centers or freestanding buildings that provide visibility, curb appeal and accessibility. Our restaurant design may be configured to fit a wide variety of building shapes and sizes, which increases the number of suitable locations for our restaurants.

A number of freestanding restaurants have been opened in the Papa John’s system. We seek either existing buildings suitable for conversion, or locations suitable for the construction of our prototype restaurant. Freestanding buildings generally provide more signage and better visibility, accessibility and parking. At December 26, 2004, freestanding units represented approximately 25% of domestic Company-owned restaurants, and a relatively small percentage of domestic franchised restaurants. We do not expect to add many domestic freestanding restaurants in the future.

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

Quality Control Centers; Strategic Supply Chain Management

Our domestic QC Centers, comprised of 11 regional production and distribution centers in 2004, supply pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant. This system enables us to monitor and control product quality and consistency, while lowering food costs. Our full-service QC Centers are located in Louisville, Kentucky; Dallas, Texas; Pittsburgh, Pennsylvania; Orlando, Florida; Raleigh, North Carolina; Jackson, Mississippi; Denver, Colorado; Rotterdam, New York; Portland, Oregon; Des Moines, Iowa; and Phoenix, Arizona. The QC Center system capacity is continually evaluated in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant. In early February 2005, based on our evaluation of planned restaurant growth, we announced the closing of the Jackson, Mississippi QC Center at the end of March 2005. Restaurants currently serviced by this QC Center will be routed from our other regional QC Centers.

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

We set quality standards for all products used in our restaurants and designate approved outside suppliers of food and paper products that meet our quality standards. In order to ensure product quality and consistency, all of our restaurants are required to purchase seasoned sauce and dough from our QC Centers. Franchisees may purchase other goods directly from our QC Centers or approved suppliers. National purchasing agreements with most of our suppliers generally result in volume discounts to us, allowing us to sell products to our restaurants at prices that we believe are below those generally available in the marketplace. Within our domestic QC Center system, products are distributed to restaurants by refrigerated trucks leased and operated by us or transported by a dedicated logistics company.

PJ Food Service, Inc. (“PJFS”), our wholly-owned subsidiary that operates our domestic Company-owned QC Centers, has a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a third-party entity formed at the direction of the Franchise Advisory Council (see Franchise Program – Franchise Advisory Council) for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Under this arrangement, PJFS purchases cheese at a fixed quarterly price based in part on historical average cheese prices. Gains and losses incurred by the selling entity are passed to the QC Centers via adjustments to the selling price over time. Ultimately, PJFS purchases cheese at a price approximating the actual average market price, but with more predictability and less volatility than the previous purchasing method. Beginning in fiscal 2004, we began consolidating BIBP in our financial statements pursuant to the adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity, and “Note 4” of “Notes to Consolidated Financial Statements” for additional information concerning BIBP and the purchasing arrangement, and the related financial statement treatment thereof.

Marketing Programs

All Company-owned and franchised Papa John’s restaurants within a co-developed market are required to join an area advertising cooperative (“Co-op”).  Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as radio, television and print advertising. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members.  The restaurant-level and Co-op marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John’s Marketing Fund, Inc., a non-profit corporation (the “Marketing Fund”). The Marketing Fund produces and buys air time for Papa John’s national television commercials, in addition to other brand-building activities, such as consumer research. All domestic Company-owned and franchised Papa John’s restaurants are required to contribute a percentage of sales to the Marketing Fund. The contribution percentage was 2.0% from January through May 2004, increasing to 3.25% in June 2004. The contribution percentages in 2003 and 2002 were 2.0% and 1.25%, respectively. Effective at the beginning of fiscal 2005, the contribution percentage to the Marketing Fund decreased to 2.25%.

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

We also employ directors of operations who are responsible for overseeing an average of seven Company-owned restaurants. These team members are eligible to earn performance-based financial incentives.

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

Point of Sale Technology.  Point of sale technology (our proprietary PROFIT SystemTM) is in place in all domestic traditional Papa John’s restaurants and in substantially all Papa John’s international restaurants. We believe this technology facilitates faster and more accurate order taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs. We believe the PROFIT System enhances restaurant-level marketing capabilities through the development of a database containing information on customers and their buying habits with respect to our products.  Polling capabilities allow us to obtain restaurant operating information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting. During 2004, we introduced a new generation of the PROFIT System to the domestic and international Papa John’s system. This updated version was designed to improve operational efficiencies at the restaurant level and improve our data collection process. We expect the updated PROFIT System to be installed in substantially all domestic Company-owned and franchised restaurants by mid-2005.

Reporting.  Management at Company-owned restaurants evaluates daily reports of sales, cash deposits and operating costs.  Physical inventories of all food and beverage items are taken nightly.

Joint Venture. We operate 107 Company-owned restaurants under two joint venture arrangements. Under the first arrangement, we own 70% of 36 Papa John’s restaurants located in Northern Virginia. We entered into the second arrangement during 2004 in which we retained 51% ownership in 71 Company-owned restaurants located in Texas. We will continue to evaluate further joint venture arrangements on an individual basis as opportunities arise.

Hours of Operations.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday.

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 26, 2004, there were 2,260 franchised Papa John’s restaurants operating in 49 states, the District of Columbia, Puerto Rico and 17 countries, and 118 franchised Perfect Pizza restaurants operating in the United Kingdom. As of December 26, 2004, we have development agreements with our domestic franchisees for approximately 373 additional franchised restaurants committed to open through 2009 and agreements for 746 additional international franchised restaurants to open through 2013. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. There are no formal development agreements for franchised Perfect Pizza restaurants and we anticipate opening minimal Perfect Pizza units in the future. Our plan is to attract new franchisees, and to work with existing franchisees, to open new Papa John’s restaurants in the United Kingdom. During 2004, 167 (97 domestic and 70 international) franchised Papa John’s restaurants were opened, and two Perfect Pizza franchised restaurants were opened. Our franchisees have converted 61 Perfect Pizza restaurants to Papa John’s restaurants since 2000.

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

Development and Franchise Agreements. We enter into development agreements with our domestic franchisees for the opening of a specified number of restaurants within a defined period of time and specified geographic area.  Under our current standard development agreement, the franchisee is required to pay, at the time of signing the agreement, a non-refundable fee of $25,000 for the first restaurant and $5,000 for any additional restaurants. The non-refundable fee is credited against the standard $25,000 franchise fee payable to us upon signing the franchise agreement for a specific location. Generally, a franchise agreement is executed when a franchisee secures a location.

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

Our current standard international master franchise and development agreements provide for payment to us of a royalty fee of 5% of sales (including sales by subfranchised restaurants), with no provision for increase. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our standard domestic franchise agreement. From time to time, development agreements will be negotiated at other than standard terms for fees and royalties.

We franchise restaurants in the United Kingdom under Perfect Pizza franchise agreements, which were in effect at the time of our acquisition in 1999. These franchise agreements differ from our standard international franchise agreements in many respects, although with few material differences. A principal difference is the term of the agreement, which is five years. The franchise fee is £18,500 (approximately $35,500 at an exchange rate of $1.92 as of December 26, 2004), and the royalty rate of 5% is the same as in our standard international agreements. The Perfect Pizza system has been developed principally through franchising of individual restaurants to single location franchisees. Thus, the system historically had no equivalent to our development agreements or master franchise agreements.

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

Franchisee Loans. Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or other franchisees. Loans made to franchisees typically bear interest at fixed or floating rates (with a stated average interest rate of 5.6% at December 26, 2004) and in most cases are secured by the fixtures, equipment and signage (and where applicable, the land) of the restaurant and the ownership interests in the franchisee. At December 26, 2004, franchisee loans outstanding totaled $6.8 million ($3.6 million of net loans were eliminated upon consolidating franchisee variable interest entities or “VIEs”), net of a $1.3 million reserve for uncollectible amounts. See “Note 10” of “Notes to Consolidated Financial Statements” for additional information.

We have a commitment to lend up to $17.6 million to BIBP, a franchisee-owned corporation. We have an outstanding loan of $10.0 million to BIBP at December 26, 2004, which is eliminated in consolidation. See “Note 10” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Insurance Program.  Our franchisees have the opportunity to purchase various insurance policies, such as non-owned automobile and workers’ compensation, through our insurance agency, Risk Services Corp. (“Risk Services”). In October 2000, we established a captive insurance company located in Bermuda, RSC Insurance Services, Ltd., to accommodate this business. Beginning in October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this new agreement eliminates our risk of loss for franchise insurance coverage written after September 2004. As of December 26, 2004, approximately 49% of domestic franchise restaurants had obtained insurance coverage through Risk Services. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

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

Ongoing supervision of training is monitored by the franchise training team. Multi-unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved programs in order to train new team members and management candidates for their restaurants. Our area franchise directors maintain open communication with the franchise community, relaying operating and marketing information and new ideas between franchisees and us. Internationally, training is monitored by our international director of training as well as regional directors and international business managers assigned to specific franchisee territories. We also maintain communications with our franchisees through periodic system-wide meetings and newsletters.

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

We currently communicate with, and receive input from, our franchisees in several forms, including through the Company’s Franchise Advisory Council, annual operations conferences and various regional meetings conducted with franchisees throughout the year and participation in an operators’ exchange best practices forum in which numerous franchisees also participate. We are committed to communicating with, and receiving input from, our franchisees regardless of the venue or form such communications may ultimately take.

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

Industry and Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than Papa John’s. Competitors include a large number of international, national and regional restaurant chains, as well as local pizza operators. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are, or may be located. Based on independent third-party research, the United States Quick Service Restaurant (“QSR”) Pizza category, which includes dine in, carry out and delivery, had sales of approximately $33.0 billion in 2004, of which Papa John’s share was reported as 5.1%. Within the pizza segment of the restaurant industry, we believe our primary competitors are the national pizza chains, including Pizza Hut, Domino’s and Little Caesars, and several regional chains, including chains executing a “take and bake” concept. A change in the pricing or other marketing strategies of one or more of our competitors could have an adverse impact on our sales and earnings. Additionally, a continued increased emphasis on carryout business by traditional casual dining restaurants, such as Applebee’s and

Outback, as well as improved quality of fresh and frozen supermarket offerings, could also have an adverse impact on our sales and earnings.

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

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time, which would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. Further government initiatives, such as “living wage” or other proposed increases in minimum wage rates, could adversely affect Papa John’s as well as the restaurant industry. As we expand internationally, we will be subject to applicable laws in each jurisdiction where franchised units are established.

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

Employees

As of December 26, 2004, we employed 14,024 persons, of whom approximately 12,161 were restaurant team members, 643 were restaurant management and supervisory personnel, 540 were corporate personnel and 680 were QC Center and support services personnel.  Most restaurant team members work part-time and are paid on an hourly basis. None of our team members is covered by a collective bargaining agreement. We consider our team member relations to be excellent.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

1.     The ability of the Papa John’s system to continue to open new restaurants is affected by a number of factors, many of which are beyond our control. These factors include, among other things, selection and availability of suitable restaurant locations, increases in food, paper, labor, utilities, fuel, employee benefits, insurance and similar costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that system-wide, Papa John’s will be able to meet planned growth targets, open restaurants in markets now targeted for expansion, or continue to operate in existing markets profitably.

2.     The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Papa John’s system.  Some of these competitors have been in existence for a substantially longer period than Papa John’s and may be better established in the markets where restaurants operated by us or our franchisees are, or may be, located. Experience has shown that a change in the pricing or other marketing or promotional strategies, including new product and concept developments, of one or more of our major competitors can have an adverse impact on sales and earnings of Papa John’s and our system-wide restaurant operations.

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

7.     Any or all of the factors listed in 1. through 6. potentially adversely impacting restaurant sales or costs could be especially harmful to the financial viability of franchisees in under-penetrated or emerging markets. A decline in or failure to improve financial performance for this group of franchisees could lead to unit closings at greater than anticipated levels and therefore impact contributions to marketing funds, our royalty stream, PJFS and support services efficiencies and other system-wide results.

8.     Domestically, we are dependent on sole suppliers for our cheese, flour and thin crust dough products. Alternative sources for these ingredients may not be available on a timely basis to supply these key ingredients or be available on terms as favorable to us as under our current arrangements. Domestic restaurants purchase substantially all food and related products from our QC Centers. Accordingly, both our corporate and franchised restaurants could be harmed by any prolonged disruption in the supply of products from our QC Centers. Additionally, domestic franchisees are only required to purchase seasoned sauce and dough from our QC Centers and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our QC Centers.

9.     Beginning in October of 2004, a third party commercial insurance company began providing fully-insured coverage to franchisees participating in our franchise insurance program, thus eliminating our risk of loss for franchise insurance coverage written after September 2004. The Captive’s relatively immature claims history limits the predictive value of estimating the costs of incurred and future claims, thus our operating income is subject to potential significant adjustments for changes in estimated insurance reserves for policies written from the Captive’s inception in October 2000 through September 2004.

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

Item 2.  Properties

As of December 26, 2004, there were 2,829 Papa John’s restaurants and 118 franchised Perfect Pizza restaurants system-wide.

Company-owned Papa John’s Restaurants

Number of Restaurants

Colorado	50
Florida	37
Georgia	67
Illinois	4
Indiana	40
Kentucky	41
Maryland	50
Minnesota	36
Missouri	18
New Jersey	15
New Mexico	9
North Carolina	59
Ohio	16
South Carolina	4
Tennessee	27
Texas	71
Virginia	24

Total Domestic Company-owned Papa John’s Restaurants	568
United Kingdom	1
Total Company-owned Papa John’s Restaurants	569

Domestic Franchised Papa John’s Restaurants

Number of Restaurants

Alabama	60
Arizona	64
Arkansas	15
California	165
Colorado	1
Connecticut	3
Delaware	12
Florida	203
Georgia	67
Idaho	10
Illinois	49
Indiana	77
Iowa	21
Kansas	30
Kentucky	49
Louisiana	44
Maine	6
Maryland	37
Massachusetts	12
Michigan	47
Minnesota	13
Mississippi	21
Missouri	43
Montana	9
Nebraska	16
Nevada	18
New Hampshire	2
New Jersey	16
New Mexico	7
New York	44
North Carolina	62
North Dakota	6
Ohio	137
Oklahoma	28
Oregon	20
Pennsylvania	88
Rhode Island	5
South Carolina	43
South Dakota	6
Tennessee	62
Texas	141
Utah	24
Virginia	89
Washington	56
West Virginia	21
Wisconsin	39
Wyoming	4
Washington, D.C.	5

Total Domestic Franchised Papa John’s Restaurants	1,997

International Franchised Papa John’s Restaurants

Number of Restaurants

Alaska	4
Bahamas	4
Bahrain	5
Canada	10
Cayman Islands	1
China	8
Costa Rica	12
Ecuador	1
Greece	3
Hawaii	16
South Korea	18
Mexico	52
Oman	2
Peru	1
Puerto Rico	14
Russia	4
Saudi Arabia	15
Trinidad	2
Venezuela	17
United Kingdom	74

Total International Franchised Papa John’s Restaurants	263

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

Approximately 53 Company-owned restaurants are located in buildings we own on land either owned or leased by us. These restaurants range from 1,100 to 3,000 square feet. Seven of these restaurants are located in multi-bay facilities. These multi-bay facilities contain from 2,800 to 5,000 square feet, and the space not utilized by the Papa John’s restaurant in each facility is leased or held for lease to third party tenants.

We have 193 restaurants located in the United Kingdom (74 franchised and one Company-owned Papa John’s restaurant and 118 franchised Perfect Pizza restaurants). In addition to leasing the one Company-owned restaurant site, we lease and sublease to franchisees 157 of the 192 franchised restaurant sites. The initial lease terms on the Company and franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years.

Information with respect to our leased QC Centers and other facilities as of December 26, 2004 is set forth below.

Facility	Square Footage
Jackson, MS (1)	30,000
Raleigh, NC (2)	61,000
Denver, CO	32,000
Phoenix, AZ	57,000
Des Moines, IA	43,000
Rotterdam, NY	45,000
Portland, OR	37,000
Pittsburgh, PA	52,000

(1)   In early February 2005, we announced the closing of the Jackson, Mississippi QC Center at the end of March 2005. Restaurants previously serviced by this QC Center will be routed from our other regional QC Centers.

(2)   The Raleigh location is a replacement facility that opened in late 2004.

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

The Papa John’s UK management team is located in 6,000 square feet of leased office space in London with a remaining lease term of 11 years. In addition, Papa John’s UK leases a distribution center located in a 30,000 square foot facility in Staffordshire, England.

Item 3.  Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of Papa John’s, together with their ages as of January 1, 2005, their positions and the years in which they first became an officer:

Name	Age	Position	First Elected Executive Officer

John H. Schnatter	43	Founder, Chairman of the Board, Chief Executive Officer and President	1985

Nigel Travis	55	Executive Vice President and Director	2005

William M. Van Epps	56	Senior Vice President and Chief Operations Officer	2002

Julie Larner	44	President of PJ Food Service, Inc. and Senior Vice President	2001

Charles W. Schnatter	42	Senior Vice President, Chief Development Officer and Secretary	1991

J. David Flanery	47	Senior Vice President, Chief Financial Officer and Treasurer	1994

Michael R. Cortino	48	Senior Vice President of Corporate Operations	2000

Timothy C. O’Hern	41	Senior Vice President, Development	2005

Richard J. Emmett	49	Senior Vice President and General Counsel	1992

John Schnatter created the Papa John’s concept and founded Papa John’s in 1985. He has served as Chairman of the Board and Chief Executive Officer (“CEO”) since 1990, and from 1985 to 1990, served as President, a position to which he was reappointed in January 2001. Effective April 1, 2005, Mr. Schnatter will step down as President and CEO, but will continue to serve as Executive Chairman of the Board. He has been a franchisee since 1986.

In January 2005, we announced the employment of Nigel Travis as Executive Vice President and his appointment to the Board of Directors. We further announced that effective April 1, 2005, Mr. Travis will assume the position of President and Chief Executive Officer from John Schnatter, who will continue to serve as Executive Chairman of the Board. Prior to joining Papa John’s, Mr. Travis held various leadership positions at Blockbuster, Inc., from 1994 to 2004, most recently as President and Chief Operating Officer. From 1985 to 1994, Mr. Travis served in various capacities for Grand Metropolitan PLC (London, England), including leadership positions at Burger King Corporation for five years. Mr. Travis is the lead director of the Bombay Company, Inc.

William Van Epps has served as Senior Vice President and Chief Operations Officer since 2004, responsible for domestic corporate and franchised restaurant operations and international operations. Mr. Van Epps served as our Managing Director, International from September 2001 to 2004. Prior to joining Papa John’s, Mr. Van Epps served for two years as President, International Division of Yorkshire Global

Restaurants, responsible for the international development of Long John Silver’s and A&W restaurants. From 1993 to 1999, he served in several positions with AFC Enterprises, including President of its International Division. From 1988 to 1993, he was Vice President, Marketing and International for Western Sizzlin, Inc.

Julie Larner has served as President of PJ Food Service, Inc. and Senior Vice President since 2004. Ms. Larner served as Senior Vice President, Chief Administrative Officer and Treasurer from 2001 to 2004. Ms. Larner has been with Papa John’s since 1992, serving as controller for PJ Food Service, Inc. from 1992 to 1997 and its Vice President of Finance and Administration since 1998.

Charles Schnatter has served as Senior Vice President and Chief Development Officer since 2001 and Secretary since 1991. Mr. Schnatter also held the position of General Counsel from 1991 to March 2002; he has been a Senior Vice President since 1993. From 1988 to 1991, he was an attorney with Greenebaum Doll & McDonald PLLC, Louisville, Kentucky, a law firm, which provides legal services to us. Charles Schnatter has been a franchisee since 1989.

David Flanery has served as Senior Vice President, Chief Financial Officer and Treasurer since 2004. He previously served as Senior Vice President of Finance since August 2002. He served as Vice President of Finance from 1995 through August 2002, after having joined Papa John’s in 1994 as Corporate Controller. From 1979 to 1994, Mr. Flanery was with Ernst & Young LLP in a variety of positions, most recently as Audit Senior Manager.  Mr. Flanery is a licensed Certified Public Accountant.

Mike Cortino has served as Senior Vice President of Corporate Operations since May 2000 after having served as Vice President of Operations Support since November 1999.  Prior to joining Papa John’s, Mr. Cortino served five years as Vice President of Corporate Operations for AFC Enterprises – Church’s Chicken Brand and ten years as a market manager and other positions with Taco Bell.

Tim O’Hern rejoined Papa John’s in early 2005 as Senior Vice President, Development, after spending the past two years managing the operations of a Papa John’s franchisee in which he has an ownership interest. Prior to his departure from Papa John’s in 2002, Mr. O’Hern held various positions, including Vice President of Global Development from February 2001 to 2002, Vice President of U.S. Development from March 1997 to February 2001, Director of Franchise Development from December 1996 to March 1997 and Construction Manager from November 1995 to December 1996. He has been a franchisee since 1993.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol PZZA. As of March 1, 2005, there were approximately 847 record holders of common stock. The following table sets forth for the quarters indicated the high and low closing sales prices of our common stock, as reported by The NASDAQ Stock Market.

2004	High	Low
First Quarter	$36.97	$31.79
Second Quarter	35.11	28.15
Third Quarter	31.25	28.01
Fourth Quarter	35.57	29.26

2003	High	Low
First Quarter	$28.04	$22.95
Second Quarter	28.65	23.21
Third Quarter	28.25	24.38
Fourth Quarter	33.10	23.80

Since our initial public offering of common stock in 1993, we have not paid dividends on our common stock, and have no current plans to do so.

The Papa John’s Board of Directors has authorized the repurchase of up to $450.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 25, 2005. Through December 26, 2004, a total of 15.7 million shares with an aggregate cost of $420.5 million and an average price of $26.76 per share have been repurchased under this program and placed in treasury. The following table summarizes our repurchase activity by fiscal period during 2004 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

12/29/2003 - 01/25/2004	257		$32.26	13,824	$90,074
01/26/2004 - 02/22/2004	377		$34.28	14,201	$77,161
02/23/2004 - 03/28/2004	94		$35.43	14,295	$73,814
03/29/2004 - 04/25/2004	58		$33.42	14,353	$71,876
04/26/2004 - 05/23/2004	461		$31.73	14,814	$57,240
05/24/2004 - 06/27/2004	332		$28.96	15,146	$47,644
06/28/2004 - 07/25/2004	146		$29.20	15,292	$43,376
07/26/2004 - 08/22/2004	10		$28.04	15,302	$43,095
08/23/2004 - 09/26/2004	94		$29.23	15,396	$40,345
09/27/2004 - 10/24/2004	—	*	—	15,396	$40,345
10/25/2004 - 11/21/2004	—	*	—	15,396	$40,345
11/22/2004 - 12/26/2004	321		$33.96	15,717	$29,460

*There were no share repurchases during these periods.

Item 6.  Selected Financial Data

The selected financial data presented for each of the years in the five-year period ended December 26, 2004 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

	Year Ended (1)
(In thousands, except per share data)	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000
Income Statement Data
Domestic revenues:
Company-owned restaurant sales	$412,676	$416,049	$429,813	$445,849	$456,637
Variable interest entities restaurant sales (2)	14,387	—	—	—	—
Franchise royalties (3)	50,292	49,851	51,386	50,768	47,145
Franchise and development fees	2,475	1,475	1,734	2,927	5,559
Commissary sales	376,642	369,825	381,217	390,889	356,101
Other sales	53,117	48,541	50,055	52,730	53,233
International revenues:
Royalties and franchise and development fees (4)	7,516	6,297	5,846	5,895	5,302
Restaurant and commissary sales (5)	25,321	25,340	26,168	26,014	25,546
Total revenues	942,426	917,378	946,219	975,072	949,523

Operating income (6)	41,777	60,540	81,427	82,783	57,389
Investment income	689	672	1,126	1,958	1,943
Interest expense	(5,313)	(6,851)	(7,677)	(8,857)	(7,746)
Income before income taxes and cumulative effect of a change in accounting principle	37,153	54,361	74,876	75,884	51,586
Income tax expense	13,932	20,385	28,079	28,639	19,762
Income before cumulative effect of a change in accounting principle	23,221	33,976	46,797	47,245	31,824
Cumulative effect of accounting change, net of tax (7)	—	(413)	—	—	—
Net income	$23,221	$33,563	$46,797	$47,245	$31,824
Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$1.35	$1.89	$2.33	$2.09	$1.29
Cumulative effect of accounting change, net of tax (7)	—	(0.02)	—	—	—
Basic earnings per common share	$1.35	$1.87	$2.33	$2.09	$1.29
Earnings per common share - assuming dilution:
Income before cumulative effect of a change in accounting principle	$1.33	$1.88	$2.31	$2.08	$1.28
Cumulative effect of accounting change, net of tax (7)	—	(0.02)	—	—	—
Earnings per common share - assuming dilution	$1.33	$1.86	$2.31	$2.08	$1.28
Basic weighted average shares outstanding	17,207	17,938	20,068	22,600	24,703
Diluted weighted average shares outstanding	17,405	18,037	20,300	22,753	24,907

Balance Sheet Data
Total assets	$374,487	$347,214	$366,832	$387,439	$395,658
Total debt	94,230	61,250	140,085	105,310	146,607
Stockholders’ equity	139,223	159,272	121,947	195,632	166,321

(1)     We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year.  All fiscal years presented consisted of 52 weeks, except the 2000 fiscal year, which consisted of 53 weeks.

(2)     We began consolidating variable interest entities (VIEs) restaurants in 2004. See “Note 4” of “Notes to Consolidated Financial Statements.”

(3)     Domestic Franchise royalties were derived from franchise restaurant sales of $1.30 billion in 2004, $1.29 billion in 2003, $1.32 billion in 2002, $1.30 billion in 2001 and  $1.21 billion in 2000.

(4)     International Royalties were derived from franchise restaurant sales of $110.7 million in 2004, $111.5 million in 2003, $104.2 million in 2002, $99.7 million in 2001 and $78.3 million in 2000.

(5)     Restaurant sales for Company-owned United Kingdom restaurants were $629,000 in 2004, $2.4 million in 2003, $4.0 million in 2002, $4.5 million in 2001 and $4.3 million in 2000.

(6)     The 2004 operating results include the consolidation of BIBP, which reduced operating income approximately $22.9 million. Operating income includes restaurant closure, impairment and disposition losses (gains) of ($203,000) in 2004, $5.5 million in 2003, $1.1 million in 2002 and ($1.2 million) in 2001. Fiscal 2000 included special charges of $20.9 million. See “Notes 4 and 7” of “Notes to Consolidated Financial Statements.”

(7)     Reflects the cumulative effect on income and earnings per share of a change in accounting principle, net of tax, as required by Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. See “Note 2” of “Notes to Consolidated Financial Statements.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985 with the opening of the first Papa John’s restaurant in Jeffersonville, Indiana. At December 26, 2004, there were 2,829 Papa John’s restaurants in operation, consisting of 569 Company-owned and 2,260 franchised, and 118 franchised Perfect Pizza restaurants in the United Kingdom. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in their operations.

New unit openings in 2004 were 175 as compared to 105 in 2003 and 115 in 2002 and unit closings in 2004 were 153 as compared to 116 in 2003 and 101 in 2002. Several factors have resulted in minimal net unit growth over the past three years, including the competitive sales environment, operating margin pressures due to increased wages, insurance and other costs and the overall economic environment including franchisees’ access to capital. We expect future unit expansion to be impacted by these and other factors.

We have continued to produce strong average sales from our Company-owned restaurants even with a very competitive market environment. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. Average Company-owned sales for our most recent quarter’s comparable base restaurants were $737,000 for 2004, compared to $733,000 for 2003 and $747,000 for 2002. Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable annual sales for Company-owned restaurants increased 0.5% in 2004, decreased 3.0% in 2003 and increased 0.2% in 2002.

We continually strive to obtain high-quality sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe that these factors improve our image and brand awareness. The average cash investment for the restaurants in our most recent comparable sales base is $275,000. The average cash investment for the six domestic Company-owned restaurants opened during 2004, exclusive of land, decreased to approximately $232,000 from $248,000 for the ten units opened in 2003. We expect the average cash investment for the anticipated four Company-owned restaurants opening in 2005 to be approximately $250,000.

Approximately 48% of our revenues for 2004, 2003 and 2002 were derived from the sale to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services and information systems equipment and software and related services by us, our commissary subsidiary, PJ Food Service, Inc. (“PJFS”), our support services subsidiary, Papa John’s Support Services, Inc., our insurance subsidiaries, RSC Insurance Services, Ltd. and Risk Services Corp. and our United Kingdom subsidiary, Papa John’s UK. We believe that, in addition to supporting both Company and franchised growth, these subsidiaries contribute to product quality and consistency and restaurant profitability throughout the Papa John’s system.

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

Long-lived and Intangible Assets

The recoverability of long-lived assets is evaluated annually or more frequently if impairment indicators exist. Indicators of impairment include historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate the recoverability of long-lived assets on an operating unit basis (e.g., an individual restaurant) based on undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. Recorded values for long-lived assets that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or net realizable value for assets held for sale.

The recoverability of intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the fair value derived from discounted cash flows of the reporting unit to its carrying value.

At December 26, 2004, we had a net investment of approximately $28.6 million associated with PJUK, our United Kingdom subsidiary, which was substantially composed of goodwill associated with our acquisition of the subsidiary. PJUK has reported deteriorating operating results for the past two years primarily due to lower sales by Perfect Pizza restaurants and a decrease in net franchise units due to restaurant closings. We have developed plans for PJUK to improve its operating results, which include an anticipated increase in net franchise unit openings over the next several years. If these plans are not successful and operating results continue to deteriorate, we may be required to record a significant impairment charge associated with our United Kingdom subsidiary.

See “Note 7” of “Notes to Consolidated Financial Statements” for additional information.

Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees, and the captive insurance program provided to our franchisees are self-insured up to certain individual and aggregate reinsurance levels. Losses are accrued based upon estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company.

Effective October 2004, a third party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program and we ceased providing new coverage via our captive insurance subsidiary. Accordingly, this new arrangement eliminates our risk of loss for franchise insurance coverage written after September 2004. Our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon semi-annual actuarial valuations. Our captive insurance company recorded increases in existing claims loss reserves of $1.1 million and $6.3 million in 2004 and 2003, respectively, as compared to expected claims costs, based on updated actuarial valuations. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

Consolidation of BIBP Commodities Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we began consolidating the financial results of BIBP in the fourth quarter of 2003. We recognized pre-tax losses of approximately $23.5 million during 2004 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Lease Expense Recognition

The Company recently completed a comprehensive review of its accounting for lease expense and depreciation of leasehold improvements. Our review resulted in a cumulative fourth quarter adjustment increasing rent and depreciation expense by $1.9 million (or $0.07 per share, after tax) applicable to prior periods, of which $1.6 million (or $0.06 per share, after tax) was applicable to years prior to 2004. This accounting adjustment does not affect the Company’s historical or future cash flows or the timing or amounts of rental payments. Additionally, this correction is not material to prior periods. We do not expect this accounting adjustment to have a significant impact on future operating earnings.

Accounting Changes

Interpretation No. 46 of Accounting Research Bulletin No. 51 (FIN 46)

As previously discussed, FIN 46 addresses the potential consolidation of variable interest entities (VIEs). The provisions of FIN 46 significantly alter the method for evaluating whether certain VIEs, as defined, should be consolidated in a company’s financial statements. As noted above, we began consolidating BIBP at December 28, 2003. A cumulative effect adjustment was not required with the adoption of FIN 46 as BIBP had a surplus in stockholders’ equity at December 28, 2003. Papa John’s is also the primary beneficiary, as defined by FIN 46, of four franchise entities (representing 33 Papa John’s restaurants) that qualify as VIEs, even though we have no ownership interest in them. We began consolidating these four franchise entities in the second quarter of 2004, as required by FIN 46. The consolidation of these four entities resulted in the recording of goodwill of $2.8 million. The consolidation of the entities had no significant impact on our operating results during 2004 and we do not expect our future operating earnings to be significantly impacted by consolidating these four entities.

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated.

	Year Ended
	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002
Income Statement Data:
Domestic revenues:
Company-owned restaurant sales	43.8%	45.3%	45.4%
Variable interest entities restaurant sales	1.5	—	—
Franchise royalties	5.3	5.4	5.4
Franchise and development fees	0.3	0.2	0.2
Commissary sales	40.0	40.3	40.3
Other sales	5.6	5.3	5.3
International revenues:
Royalties and franchise and development fees	0.8	0.7	0.6
Restaurant and commissary sales	2.7	2.8	2.8
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic Company-owned restaurant cost of sales (1)	24.2	22.2	23.0
Domestic Company-owned restaurant operating expenses (1)	60.3	60.9	56.1
Variable interest entities restaurant expenses (2)	88.0	—	—
Domestic commissary and other expenses (3)	92.0	90.9	90.1
Loss from the franchise cheese purchasing program, net of minority interest (4)	1.8	—	—
International operating expenses (5)	83.0	85.8	83.8
General and administrative expenses	7.7	7.3	7.7
Provision for uncollectible notes receivable (6)	0.1	0.2	0.3
Restaurant closure, impairment and disposition losses (7)	—	0.6	0.1
Other general expenses	0.3	0.4	0.7
Depreciation and amortization	3.3	3.4	3.4
Total costs and expenses	95.6	93.4	91.4
Operating income	4.4	6.6	8.6
Net interest expense	(0.5)	(0.7)	(0.7)
Income before income taxes and cumulative effect of a change in accounting principle	3.9	5.9	7.9
Income tax expense	1.4	2.2	3.0
Income before cumulative effect of a change in accounting principle *	2.5%	3.7%	4.9%

*The cumulative effect of a change in accounting principle, as a percent of sales, had less than a 10 basis point impact in 2003.

	Year Ended
	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002

Restaurant Data:
Percentage increase (decrease) in comparable domestic Company-owned restaurant sales (8)	0.5%	(3.0)%	0.2%
Number of Company-owned restaurants included in the respective most recent quarter’s comparable restaurant base	551	548	562
Average sales for Company-owned restaurants included in the most recent comparable restaurant base	$737,000	$733,000	$747,000

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	568	585	601
Opened	6	10	10
Closed	(5)	(27)	(19)
Acquired from franchisees	—	—	3
Sold to franchisees	(1)	—	(10)
End of period	568	568	585
International Company-owned:
Beginning of period	2	9	10
Closed	—	(1)	—
Converted (9)	—	—	3
Acquired from franchisees	—	1	—
Sold to franchisees	(1)	(7)	(4)
End of period	1	2	9
U.S. franchised:
Beginning of period	2,006	2,000	1,988
Opened	97	56	76
Closed	(107)	(50)	(71)
Acquired from Company	1	—	10
Sold to Company	—	—	(3)
End of period	1,997	2,006	2,000
International franchised:
Beginning of period	214	198	130
Opened	70	37	27
Closed	(23)	(27)	(5)
Converted (9)	1	—	42
Acquired from Company	1	7	4
Sold to Company	—	(1)	—
End of period	263	214	198
Total restaurants — end of period	2,829	2,790	2,792

	Year Ended
	Dec. 26,	Dec. 28,	Dec. 29,
	2004	2003	2002

Perfect Pizza Restaurant Progression:
Company-owned
Beginning of period	—	—	3
Converted (9)	—	—	(3)
End of period	—	—	—
Franchised
Beginning of period	135	144	190
Opened	2	2	2
Closed	(18)	(11)	(6)
Converted (9)	(1)	—	(42)
End of period	118	135	144
Total restaurants - end of period	118	135	144

(1)          As a percentage of Domestic Company-owned Restaurant sales.

(2)          As a percentage of Domestic Variable interest entities restaurant sales.

(3)          As a percentage of Domestic Commissary sales and Other sales on a combined basis.

(4)          The loss is a result of the consolidation of BIBP, a VIE. The sales reported by BIBP are eliminated in consolidation.

(5)          As a percentage of International Restaurant and commissary sales.

(6)          See “Note 10” of “Notes to Consolidated Financial Statements.”

(7)          See “Note 7” of “Notes to Consolidated Financial Statements.”

(8)          Includes only Company-owned restaurants open throughout the periods being compared.

(9)          Represents Perfect Pizza restaurants converted to Papa John’s restaurants.

2004 Compared to 2003

Variable Interest Entities

As required by FIN 46, our 2004 operating results include BIBP’s operating results. The consolidation of BIBP had a significant impact on our operating results in 2004 and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

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

In addition, we have extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of four of these franchisees, even though we have no ownership interest in them. Beginning in the second quarter of 2004, FIN 46 required us to recognize the operating income (losses) generated by these four franchise entities (representing 33 Papa John’s restaurants). The consolidation of these four franchise entities had no net significant impact on Papa John’s operating results in 2004, generating revenues of $14.4 million and operating expenses (including general and administrative, depreciation and interest) of approximately the same amount.

Summary of Operating Results

Total revenues increased 2.7% to $942.4 million in 2004 compared to $917.4 million in 2003 primarily consisting of: (1) $14.4 million from the consolidation of 33 franchised restaurants beginning in the second quarter of 2004 resulting from the implementation of FIN 46; (2) $6.8 million from commissary sales reflecting the sales of promotional items (principally DVDs) and the favorable impact of higher commodity prices, primarily cheese, partially offset by lower sales volumes and (3) $3.0 million from the first quarter sales of promotional items associated with our March 2004 NCAA national basketball promotion. These increases were partially offset by a decline in domestic Company-owned restaurant sales of $3.4 million in 2004, as compared to 2003, primarily as a result of the closing of restaurants during the last quarter of 2003.

Our income before income taxes and cumulative effect of a change in accounting principle decreased 31.7% to $37.2 million in 2004, from $54.4 million in 2003. The decrease is principally due to the consolidation of BIBP in 2004, which resulted in a pre-tax loss of $23.5 million ($0.84 per share). The comparison of 2004 to 2003 was also impacted by the following:

•                  The 2003 results included a $5.5 million restaurant closure, impairment and disposition charge (none of significance in 2004).

•                  The 2003 results included a loss of $6.3 million from the franchise insurance program while the loss in 2004 was $1.1 million.

•                  Net interest expense declined $1.6 million in 2004 due in part to the $625,000 benefit recorded pursuant to SFAS No. 150, associated with a change in a joint venture operating agreement during 2004, which eliminated a mandatory purchase requirement and related liability. The remainder of the decrease in interest expense is due to lower average debt balances and lower effective interest rates.

•                  The 2003 results included a $1.0 million contribution to the Marketing Fund and a $500,000 sales incentive to franchisees as compared to a contribution of $400,000 to the Marketing Fund in 2004.

•                  The favorable year over year impact of the above items was partially offset by a reduction in commissary results of approximately $5.1 million in 2004, as compared to 2003, as a result of lower sales volumes due to a reduction in the number of restaurant transactions.

•                  The favorable impact was further offset by a reduction in full-year 2004 operating income of approximately $1.6 million, as a result of certain lease and leasehold accounting adjustments applicable to prior years.

Diluted earnings per share before cumulative effect of a change in accounting principle were $1.33 compared to $1.88 in 2003. In December 1999, we began a repurchase program for our common stock. Through December 26, 2004, an aggregate of $420.5 million shares have been repurchased (representing

15.7 million shares, at an average price of $26.76 per share). The share repurchase activity increased earnings per share by approximately $0.02 for full year 2004.

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales decreased 0.8% to $412.7 million in 2004, from $416.0 million for the comparable period in 2003. The 0.8% decrease is primarily due to a 2.3% decrease in equivalent units for 2004, as we closed 27 underperforming restaurants during 2003, partially offset by a 0.5% increase in comparable sales. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

Variable interest entities restaurant sales include restaurant sales for four franchise entities to which we have extended loans that qualify as VIEs. We began consolidating the operating results of these entities in the second quarter of 2004.

Domestic franchise royalties increased 0.9% to $50.3 million from $49.9 million for the comparable period in 2003. Domestic franchise sales increased 0.9% to $1.30 billion in 2004, from $1.29 billion for the comparable period in 2003. The increase for the 2004 period is due to average unit volumes increasing slightly due to new units opening at higher sales levels relative to closed units.

The comparable sales base and average weekly sales for 2004 and 2003 for domestic corporate and franchised restaurants consisted of the following:

	Year Ended December 26, 2004		Year Ended December 28, 2003
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	568	1,997	568	2,006
Equivalent units	563	1,984	577	1,990
Comparable sales base units	549	1,892	560	1,908
Comparable sales base percentage	97.5%	95.4%	97.1%	95.9%
Average weekly sales - comparable units	$14,172	$12,733	$13,959	$12,552
Average weekly sales - other units	$10,880	$10,378	$10,956	$10,706
Average weekly sales - all units	$14,089	$12,623	$13,872	$12,476

Domestic franchise and development fees increased to $2.5 million for 2004, from $1.5 million for the same period in 2003. There were 97 domestic franchise unit openings in 2004 compared to 56 in 2003.

Domestic commissary sales increased 1.8% to $376.6 million for 2004, from $369.8 million for the comparable period in 2003, as the sales of promotional items (primarily DVDs) and the impact of higher cheese prices was substantially offset by lower volumes due to a decline in restaurant transactions. Other sales increased to $53.1 million for 2004, from $48.5 million for the comparable period in 2003, primarily as a result of an increase in revenues associated with insurance-related services provided to franchisees and the promotional item sales associated with our March 2004 NCAA basketball national promotion.

International revenues primarily consist of the Papa John’s United Kingdom (U.K.) operations, denominated in British Pounds Sterling and converted to U.S. dollars (89% of total 2004 international revenues). International revenues increased 3.8% to $32.8 million in 2004, from $31.6 million 2003, as revenues from increased franchise unit openings and the impact of a more favorable dollar/pound exchange rate were partially offset by a decrease in corporate restaurant revenues due to the operation of only one Company-owned restaurant during 2004 as compared to an average of five restaurants for the comparable period in 2003.

Costs and Expenses. The restaurant operating margin at domestic Company-owned units was 15.5% for 2004 compared to 16.9% in 2003, consisting of the following differences as a percent of Company-owned restaurant sales:

•                  Cost of sales was 1.9% higher as a percentage of sales in 2004 primarily due to the consolidation of BIBP, which increased cost of sales 1.5% in 2004. The remaining 0.4% increase in cost of sales is due to higher cheese costs charged by BIBP, partially offset by lower costs for other commodities as a result of various product cost savings initiatives and the impact of restaurant pricing increases.

•                  Salaries and benefits were 0.9% lower as a percentage of sales in 2004 due to staffing efficiencies and leverage on restaurant pricing increases.

•                  Advertising and related costs, occupancy costs and other operating expenses were relatively flat as a percentage of sales.

Domestic commissary and other margin was 8.0% for 2004 compared to 9.1% for 2003. Cost of sales was 72.1% of revenues in 2004 compared to 69.8% in 2003 primarily due to higher cheese costs incurred by our commissaries (cheese has a fixed-dollar, as opposed to fixed-percentage, mark-up) and increased sales of lower margin products, such as promotional items (principally DVDs and the items sold in the first quarter related to the March 2004 NCAA national promotion). Salaries and benefits were lower as a percentage of sales, 6.6% in 2004 as compared to 6.9% in 2003 due to staffing efficiencies and the impact of higher cheese prices on sales. Other operating expenses decreased to 13.3% of sales in 2004 from 14.1% in 2003, primarily as a result of a $6.3 million increase in claims loss reserves in 2003 related to our franchise insurance program compared to a $1.1 million increase for 2004.

The loss from the franchise cheese-purchasing program, net of minority interest, was $16.6 million in 2004. This line item represents the portion of BIBP operating margin losses from purchasing cheese at the spot market price and selling to franchised restaurants at a fixed quarterly price, net of any loss attributable to the BIBP shareholders.

International operating margin increased to 17.0% in 2004 from 14.2% in 2003, primarily due to the disposition of Company-owned restaurants, which had a lower operating margin than our commissary operation, expense leverage on the increased franchise unit openings and an improvement in commissary operating margins.

General and administrative expenses were $72.5 million or 7.7% of revenues for 2004 as compared to $67.2 million or 7.3% of revenues for 2003. This $5.3 million increase was primarily attributable to: the previously mentioned $1.5 million rent expense adjustment associated with leases (the remaining $400,000 of the adjustment associated with our review of leases was recorded in depreciation expense), a $1.8 million increase in bonuses to corporate and restaurant management who met pre-established goals for their operating units, a $1.6 million increase in compensation expense related to stock options awarded in late 2003 that vest over a 12-month period throughout 2004, a $1.1 million increase in administrative costs associated with our expanded domestic franchise sales efforts, $750,000 of severance and other costs associated with staffing reductions during the fourth quarter of 2004 and $1.3 million of administrative expenses associated with variable interest entities now required to be consolidated. These increases were partially offset by lower insurance and benefit costs, and savings related to various administrative efficiencies implemented throughout 2004.

A provision for uncollectible notes receivable of $638,000 was recorded in 2004 as compared to $1.9 million in 2003. These provisions were based on our evaluation of our franchise loan portfolio, and primarily relate to specific loans for which certain scheduled payments have been deferred as part of an overall workout arrangement.

Restaurant closure, impairment and disposition losses (gains) were a net gain of $203,000 (primarily composed of a $280,000 gain on the sale of 49% of the Texas market, which occurred in the third quarter of 2004) recorded for 2004 as compared to a $5.5 million loss for 2003. The 2003 amount included a charge of $5.5 million, representing $3.2 million for 27 domestic closed restaurants and $2.5 million for 25 impaired domestic restaurants, partially offset by a $275,000 gain on the sale of seven U.K. restaurants.

Other general expenses reflected net expense of $2.4 million in 2004, as compared to $3.3 million in 2003. The 2004 amount included $112,000 of pre-opening costs, $1.8 million of disposition and valuation related losses for other assets and a $1.2 million provision for uncollectible accounts receivable, partially offset by a $550,000 gain on the sale of unused property. The 2003 amount included $192,000 of pre-opening costs, $346,000 of restaurant relocation costs, a $1.8 million provision for uncollectible franchisee accounts receivable, $1.1 million related to disposition or valuation losses for other assets, a $1.0 million contribution to the Papa John’s Marketing Fund to assist the system with costs incurred for national advertising and a $500,000 sales incentive program offered to our franchisees. The 2003 expenses were partially offset by $2.0 million of income derived from the settlement of a litigation matter.

Depreciation and amortization was $31.2 million (3.3% of revenues) for 2004, as compared to $31.1 million (3.4% of revenues) for 2003.

Net interest. Net interest expense was $4.6 million for 2004 as compared to $6.2 million in 2003, due in part to the $625,000 benefit recorded pursuant to Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), associated with a change in a joint venture operating agreement during 2004, which eliminated a mandatory purchase requirement and related liability. Lower average debt outstanding during 2004 as compared to 2003 and a lower average effective interest rate for the 2004 outstanding debt also reduced net interest expense.

Income Tax Expense. The effective income tax rate was 37.5% for both 2004 and 2003.

2003 Compared to 2002

Summary of Consolidated Operating Results

Total revenues decreased 3.0% to $917.4 million in 2003 compared to $946.2 million in 2002. The primary factors impacting the decrease in revenues were: (1) a 3.0% decrease in domestic Company-owned restaurants comparable sales for 2003; (2) a decrease in franchise royalties of 3.0% in 2003 due to a decrease in franchise sales and an increase in the level of reduced royalty arrangements initiated in 2003; and (3) a decrease in commissary and other sales due to lower cheese costs and lower equipment sales in 2003 as a result of outsourcing this function in late 2002, partially offset by an increase in revenues from insurance-related services provided to our franchisees.

Our income before income taxes and cumulative effect of a change in accounting principle decreased 27.4% to $54.4 million in 2003, from $74.9 million in 2002. The decrease was principally due to the decrease in operating results of our domestic Company-owned restaurant segment, primarily resulting from lower sales and increased costs associated with our restaurant initiatives, compared to the same periods in 2002, increases in restaurant closure, impairment and disposition charges and the increased claims loss reserves related to the franchise captive insurance program.

Diluted earnings per share before cumulative effect of a change in accounting principle were $1.88 in 2003 compared to $2.31 in 2002. The Company’s share repurchase activity increased earnings per share by approximately $0.11 in 2003.

Review of Operating Results

Domestic Company-owned restaurant sales decreased 3.2% to $416.0 million in 2003 compared to $429.8 million for the same period in 2002. This 3.2% decrease is primarily due to a 3.0% decrease in comparable sales for 2003.

Domestic franchise sales decreased 2.2% in 2003 to $1.29 billion primarily resulting from a 3.6% decrease in comparable sales for the 2003 period, partially offset by an increase in average sales volumes for franchise units not included in the comparable sales unit base. Domestic franchise royalties decreased 3.0% to $49.9 million from $51.4 million in 2002 primarily due to the decrease in franchise sales noted above and an increase in the level of reduced royalty arrangements initiated in 2003.

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

International revenues primarily consist of the Papa John’s United Kingdom operations, which are denominated in British Pounds Sterling and converted to U.S. dollars (92% of total 2003 international revenues). International revenues decreased 1.2% to $31.6 million in 2003 compared to $32.0 million in 2002, as lower Company-owned restaurant and commissary sales were substantially offset by a favorable exchange rate impact of $2.4 million and increased royalties.

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

General and administrative expenses were $67.2 million or 7.3% of revenues for 2003 as compared to $72.4 million or 7.7% of revenues in 2002. The primary components of the $5.2 million decrease are the previously mentioned restaurant field management realignment, which eliminated a layer of management previously included in G&A, and a reduction in corporate and restaurant field management bonuses. These reductions more than offset the incremental costs incurred in 2003 related to the 2002 implementation of certain restaurant quality initiatives, intended to better evaluate and monitor the quality and consistency of the customer experience, and 2003 consulting fees associated with initiatives to identify opportunities for improving restaurant operating margins.

A provision for uncollectible notes receivable of $1.9 million was recorded in 2003, based on our evaluation of our franchise loan portfolio, and primarily relates to specific loans for which certain scheduled payments have been deferred as part of an overall workout arrangement. The provision for uncollectible notes receivable was $2.8 million in 2002.

The net 2003 restaurant closure, impairment and disposition charge was $5.5 million, representing $3.2 million for 27 domestic closed restaurants and $2.5 million for 25 impaired domestic restaurants, partially offset by a $275,000 gain on the sale of seven U.K. restaurants. The net 2002 restaurant closure, impairment and disposition charge was $1.1 million, representing $740,000 for 19 closed restaurants, $208,000 for two impaired restaurants and a net loss of $103,000 for 14 restaurants that were sold.

Other general expenses were $3.3 million in 2003, as compared to $6.1 million in 2002. The 2003 amount included $192,000 of pre-opening costs, $346,000 of relocation costs, $1.8 million provision for uncollectible franchisee accounts receivable, $1.1 million of disposition-related costs of other assets, $1.0 million for a contribution to the Papa John’s Marketing Fund to assist the system with costs incurred for national advertising and a $500,000 sales incentive program offered to our franchisees. These expenses were partially offset by $2.0 million of income derived from the settlement of a legal matter during the second quarter of 2003. The 2002 amount included pre-opening costs of $156,000, relocation costs of $590,000, $2.0 million of disposition-related costs of other assets, $900,000 of costs we agreed to bear in connection with a refurbishment plan concerning our heated delivery bag systems and $1.7 million of losses related to a terminated vendor contract.

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

Income Tax Expense. The effective income tax rate was 37.5% for both 2003 and 2002.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	Dec. 26, 2004	Dec. 28, 2003

Revolving line of credit	$78,500	$61,000
Debt associated with VIEs *	15,709	—
Other	21	250
Total debt	94,230	61,250
Less: current portion of debt	(15,709)	(250)
Long-term debt	$78,521	$61,000

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

Cash flow from operations decreased to $41.8 million in 2004 compared to $84.8 million in 2003. Approximately $23.0 million of the decrease is attributable to the consolidation of BIBP (as reflected in the net income and deferred income taxes captions in the accompanying Consolidated Statement of Cash Flows), and the remaining decrease is primarily due to unfavorable working capital changes, including increased levels of prepaid insurance due to the timing of payments and general premium increases, increased accounts receivable due to an extension of the timing of collections of certain items (such as systems hardware and DVD’s) from franchisees, and increased inventory levels due to a change in payment terms with a significant supplier and generally higher commodity costs (primarily cheese).

Cash flow from operations decreased to $84.8 million in 2003 compared to $95.6 million in 2002 primarily reflecting our reduced restaurant sales volumes and operating margins for 2003.

We require capital primarily for the development, acquisition and maintenance of restaurants, the development, renovation and maintenance of QC Center and Support Services facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in December 1999. During 2004, common stock repurchases of $68.9 million and capital expenditures of $21.0 million were funded primarily by cash flow from operations, the proceeds from stock option exercises, net proceeds from debt arrangements and available cash and cash equivalents.

Total 2005 capital expenditures are expected to be approximately $18.0 million to $20.0 million, of which one-half will be available for the development, relocation or remodeling of restaurants, including routine replacement of equipment, and about one-half of which will be available for QC Centers, Support Services and corporate requirements. During 2005, we plan to open four new domestic Company-owned restaurants.

As of December 26, 2004, we had loans to franchisees of $6.8 million, net of allowance for doubtful accounts of $1.3 million. We do not have any additional loan funding commitments related to existing franchisee loans at December 26, 2004.

The Board of Directors has authorized up to $450.0 million for the share repurchase program through December 25, 2005. At December 26, 2004, a total of 15.7 million shares have been repurchased for $420.5 million at an average price of $26.76 per share since the repurchase program started in 1999 (approximately 2.1 million shares in 2004, 206,000 shares in 2003, 4.5 million shares in 2002 and 8.9 million shares prior to 2002). Subsequent to year-end (through March 1, 2005), we acquired an additional 373,000 shares at an aggregate cost of $12.8 million. As of March 1, 2005, approximately $16.7 million remains available for repurchase of common stock under this authorization.

We expect to fund the planned capital expenditures and any additional share repurchases for the next twelve months from operating cash flow and the $72.5 million remaining availability under our line of credit, reduced for certain outstanding letters of credit. Our debt, which is primarily due to the share repurchase program, was $94.2 million, including $15.7 million associated with BIBP and other consolidated VIEs, at December 26, 2004, compared to $61.3 million at December 28, 2003.

Contractual obligations and payments as of December 26, 2004 due by year are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Contractual Obligations:

Long-term debt	$—	$21	$—	$—	$21
Revolving line of credit (1)	—	78,500	—	—	78,500
Total debt	—	78,521	—	—	78,521
Operating leases	23,018	36,567	22,106	30,147	111,838
Total contractual obligations	$23,018	$115,088	$22,106	$30,147	$190,359

(1)          Excludes a fair value adjustment of $1.8 million included in other long-term liabilities in the consolidated balance sheet related to our interest rate swap that hedges against the effects of rising interest rates on forecasted future borrowings.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$30,000	$—	$—	$—	$30,000

See “Notes 8, 11 and 16” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

The contractual obligations above exclude the debt, operating leases and other commercial commitments associated with VIEs. The third-party creditors and landlords do not have any recourse to Papa John’s.

Impact of Inflation

We do not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly commodities, labor, benefits, insurance, utilities and fuel, could have a significant impact on us.

Forward-Looking Statements

Certain information contained in this annual report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to the uncertainties associated with litigation; increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program; increased advertising promotions and discounting by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to open new restaurants and operate new and existing restaurants profitably; increases in food, labor, utilities, fuel, employee benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers if needed; health- or disease-related disruptions or consumer concerns about the commodity supply; economic and political and health conditions in the countries in which the Company or its franchisees operate; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; higher than anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime; and labor shortages in various markets resulting in higher required wage rates. These factors might be especially harmful to the financial viability of franchises in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Our international operations are subject to additional factors, including currency regulations and fluctuations; differing cultures and consumer preferences; diverse government regulations and structures; ability to source high quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our debt at December 26, 2004 was principally comprised of a $78.5 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit was variable and was based on LIBOR plus a 62.5 to 100.0 basis point spread, tiered based upon debt and cash flow levels. In November 2001, we entered into an interest rate swap agreement that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

The effective interest rate on the line of credit, including the impact of the interest rate swap agreement, was 6.06% as of December 26, 2004. An increase in the present interest rate of 100 basis points on the line of credit debt balance outstanding as of December 26, 2004, as mitigated by the interest rate swap based on present interest rates, would have no impact on interest expense since the debt balance is less than the $80.0 million notional amount. The annual impact of a 100 basis point increase in interest rates on the debt associated with VIEs would be $157,000.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on our operating results.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. As previously discussed in Results of Operations and Critical Accounting Policies and Estimates, we have a purchasing arrangement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Under this arrangement, domestic Company-owned and franchised restaurants are able to purchase cheese at a fixed price per pound throughout a given quarter, based in part on historical average cheese prices. Gains and losses incurred by BIBP are used as a factor in determining adjustments to the selling price to restaurants over time. Accordingly, for any given quarter, the price paid by the domestic Company-owned and franchised restaurants may be less than or greater than the prevailing average market price.

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our operating results in 2004 and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter for 2004, 2003 and 2002:

	Actual Block Price			BIBP Block Price
	2004	2003	2002	2004	2003	2002

Quarter 1	$1.426	$1.115	$1.254	$1.220	$1.159	$1.403
Quarter 2	2.012	1.134	1.205	1.326	1.122	1.323
Quarter 3	1.528	1.536	1.129	1.556	1.242	1.450
Quarter 4	1.617	1.474	1.155	1.535	1.217	1.290
Full Year	$1.646	$1.315	$1.186	$1.409	$1.185	$1.367

The following table presents the 2004 impact by quarter on our pre-tax income due to consolidating BIBP. Additionally, based on the Chicago Mercantile Exchange milk futures market prices as of March 1, 2005, and the actual first and second quarter 2005 and projected third and fourth quarter 2005 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase (decrease) our pre-tax income as follows in 2005 (in thousands):

	2004	2005
Quarter 1	$(1,645)	$(1,700	)*
Quarter 2	(18,342)	(1,800	)*
Quarter 3	(506)	2,700	*
Quarter 4	(2,966)	4,400	*
Full Year	$(23,459)	$3,600	*

*The projections above are based upon current futures market prices. Historically, actual results have differed significantly from previous projections using the futures market prices.

Over the long term, we expect to purchase cheese at a price approximating the actual average market price and therefore we do not generally make use of financial instruments to hedge commodity prices.

Item 8.  Financial Statements and Supplementary Data

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended
	December 26,	December 28,	December 29,
(In thousands, except per share amounts)	2004	2003	2002
Domestic revenues:
Company-owned restaurant sales	$412,676	$416,049	$429,813
Variable interest entities restaurant sales	14,387	—	—
Franchise royalties	50,292	49,851	51,386
Franchise and development fees	2,475	1,475	1,734
Commissary sales	376,642	369,825	381,217
Other sales	53,117	48,541	50,055
International revenues:
Royalties and franchise and development fees	7,516	6,297	5,846
Restaurant and commissary sales	25,321	25,340	26,168
Total revenues	942,426	917,378	946,219
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	99,743	92,488	98,717
Salaries and benefits	130,642	135,295	125,473
Advertising and related costs	38,258	38,329	35,810
Occupancy costs	25,950	25,406	23,571
Other operating expenses	54,015	54,405	56,517
Total domestic Company-owned restaurant expenses	348,608	345,923	340,088
Variable interest entities restaurant expenses	12,667	—	—
Domestic commissary and other expenses:
Cost of sales	309,746	292,226	309,021
Salaries and benefits	28,458	28,925	29,823
Other operating expenses	57,100	59,127	49,831
Total domestic commissary and other expenses	395,304	380,278	388,675
Loss from the franchise cheese purchasing program, net of minority interest	16,599	—	—
International operating expenses	21,024	21,736	21,918
General and administrative expenses	72,458	67,191	72,403
Provision for uncollectible notes receivable	638	1,868	2,838
Restaurant closure, impairment and disposition losses (gains)	(203)	5,469	1,051
Other general expenses	2,395	3,314	6,078
Depreciation and amortization	31,159	31,059	31,741
Total costs and expenses	900,649	856,838	864,792
Operating income	41,777	60,540	81,427
Investment income	689	672	1,126
Interest expense	(5,313)	(6,851)	(7,677)
Income before income taxes and cumulative effect of a change in accounting principle	37,153	54,361	74,876
Income tax expense	13,932	20,385	28,079
Income before cumulative effect of a change in accounting principle	23,221	33,976	46,797
Cumulative effect of accounting change, net of tax	—	(413)	—
Net income	$23,221	$33,563	$46,797
Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$1.35	$1.89	$2.33
Cumulative effect of accounting change, net of tax	—	(0.02)	—
Basic earnings per common share	$1.35	$1.87	$2.33
Earnings per common share - assuming dilution:
Income before cumulative effect of a change in accounting principle	$1.33	$1.88	$2.31
Cumulative effect of accounting change, net of tax	—	(0.02)	—
Earnings per common share - assuming dilution	$1.33	$1.86	$2.31

Basic weighted average shares outstanding	17,207	17,938	20,068
Diluted weighted average shares oustanding	17,405	18,037	20,300

Supplemental data (see Note 15):
Revenues - affiliates	$72,049	$88,056	$108,755
Other income - affiliates	270	285	264

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 26,	December 28,
(Dollars in thousands, except per share amounts)	2004	2003

Assets
Current assets:
Cash and cash equivalents	$14,698	$7,071
Accounts receivable (less allowance for doubtful accounts of $6,036 in 2004 and $4,907 in 2003)	25,672	17,322
Accounts receivable-affiliates (less allowance for doubtful accounts of $525 in 2004, none in 2003)	2,712	2,395
Inventories	23,230	17,030
Prepaid expenses and other current assets	15,208	11,590
Deferred income taxes	7,624	7,050
Total current assets	89,144	62,458
Investments	8,552	7,522
Net property and equipment	197,103	203,818
Notes receivable-franchisees (less allowance for doubtful accounts of $1,278 in 2004 and $6,356 in 2003)	6,828	10,380
Notes receivable-affiliates	—	1,200
Deferred income taxes	6,117	—
Goodwill	51,071	48,577
Other assets	15,672	13,259
Total assets	$374,487	$347,214

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,934	$28,309
Income and other taxes	17,270	12,070
Accrued expenses	44,771	40,288
Current portion of debt	15,709	250
Total current liabilities	113,684	80,917
Unearned franchise and development fees	8,208	5,911
Long-term debt, net of current portion	78,521	61,000
Deferred income taxes	—	7,881
Other long-term liabilities	34,851	32,233
Stockholders’ equity:
Preferred stock ($.01 par value per share; authorized 5,000,000 shares, no shares issued)	—	—
Common stock ($.01 par value per share; authorized 50,000,000 shares, issued 32,483,243 in 2004 and 31,716,105 in 2003)	325	317
Additional paid-in capital	242,656	219,584
Accumulated other comprehensive loss	(555)	(3,116)
Retained earnings	317,142	293,921
Treasury stock (15,753,410 shares in 2004 and 13,603,587 shares in 2003, at cost)	(420,345)	(351,434)
Total stockholders’ equity	139,223	159,272
Total liabilities and stockholders’ equity	$374,487	$347,214

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 30, 2001	22,147	$310	$201,797	$(2,934)	$213,561	$(217,102)	$195,632
Comprehensive income:
Net income	—	—	—	—	46,797	—	46,797
Change in valuation of interest rate collar and swap agreements, net of tax of $1,625	—	—	—	(2,651)	—	—	(2,651)
Other, net	—	—	—	271	—	—	271
Comprehensive income							44,417
Exercise of stock options	399	4	9,128	—	—	—	9,132
Tax benefit related to exercise of non-qualified stock options	—	—	1,047	—	—	—	1,047
Acquisition of treasury stock	(4,505)	—	—	—	—	(128,416)	(128,416)
Other	—	—	135	—	—	—	135

Balance at December 29, 2002	18,041	314	212,107	(5,314)	260,358	(345,518)	121,947
Comprehensive income:
Net income	—	—	—	—	33,563	—	33,563
Change in valuation of interest rate collar and swap agreements, net of tax of $1,122	—	—	—	1,831	—	—	1,831
Other, net	—	—	—	367	—	—	367
Comprehensive income							35,761
Exercise of stock options	278	3	6,616	—	—	—	6,619
Tax benefit related to exercise of non-qualified stock options	—	—	540	—	—	—	540
Acquisition of treasury stock	(206)	—	—	—	—	(5,916)	(5,916)
Other	—	—	321	—	—	—	321

Balance at December 28, 2003	18,113	317	219,584	(3,116)	293,921	(351,434)	159,272
Comprehensive income:
Net income	—	—	—	—	23,221	—	23,221
Change in valuation of interest rate swap agreement, net of tax of $1,368	—	—	—	2,233	—	—	2,233
Other, net	—	—	—	328	—	—	328
Comprehensive income							25,782
Exercise of stock options	767	8	18,178	—	—	—	18,186
Tax benefit related to exercise of non-qualified stock options	—	—	2,869	—	—	—	2,869
Acquisition of treasury stock	(2,150)	—	—	—	—	(68,911)	(68,911)
Other	—	—	2,025	—	—	—	2,025
Balance at December 26, 2004	16,730	$325	$242,656	$(555)	$317,142	$(420,345)	$139,223

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

At December 26, 2004, the accumulated other comprehensive loss of $555 was comprised of a net unrealized loss on the interest rate swap agreement of $965 and a net unrealized loss on investments of $22, partially offset by unrealized foreign currency translation gains of $432.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 26,	December 28,	December 29,
(In thousands)	2004	2003	2002
Operating activities
Net income	$23,221	$33,563	$46,797
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant closure, impairment and disposition losses (gains)	(203)	5,469	1,051
Provision for uncollectible accounts and notes receivable	3,109	4,822	3,950
Depreciation and amortization	31,159	31,059	31,741
Deferred income taxes	(16,280)	1,037	(1,018)
Tax benefit related to exercise of non-qualified stock options	2,869	540	1,047
Other	1,736	904	3,358
Changes in operating assets and liabilities:
Accounts receivable	(10,752)	(6,258)	3,001
Inventories	(5,962)	252	(3,682)
Prepaid expenses and other current assets	(3,247)	1,987	(2,888)
Other assets and liabilities	(795)	9,570	4,217
Accounts payable	6,082	3,479	(229)
Income and other taxes	5,199	(4,160)	602
Accrued expenses	3,348	581	6,981
Unearned franchise and development fees	2,298	1,996	623
Net cash provided by operating activities	41,782	84,841	95,551
Investing activities
Purchase of property and equipment	(20,950)	(16,315)	(18,806)
Proceeds from sale of property and equipment	3,648	106	556
Purchase of investments	(6,049)	(738)	(4,318)
Proceeds from sale or maturity of investments	5,014	975	—
Loans to franchisees and affiliates	(3,648)	(1,575)	(764)
Loan repayments from franchisees and affiliates	4,144	2,701	4,075
Acquisitions	—	(150)	(781)
Proceeds from divestitures of restaurants	78	910	130
Net cash used in investing activities	(17,763)	(14,086)	(19,908)
Financing activities
Net proceeds (repayments) on line of credit facility	17,500	(78,600)	35,000
Net proceeds from short-term debt - variable interest entities	14,032	—	—
Payments on long-term debt	(253)	(235)	(225)
Proceeds from exercise of stock options	18,186	6,619	9,132
Acquisition of treasury stock	(68,911)	(5,916)	(128,416)
Proceeds from formation of joint venture	2,500	—	—
Other	(31)	316	485
Net cash used in financing activities	(16,977)	(77,816)	(84,024)

Effect of exchange rate changes on cash and cash equivalents	331	387	271

Change in cash and cash equivalents	7,373	(6,674)	(8,110)
Cash resulting from consolidation of variable interest entities	254	4,246	—
Cash and cash equivalents at beginning of year	7,071	9,499	17,609
Cash and cash equivalents at end of year	$14,698	$7,071	$9,499

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.     Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” currently in 49 states, the District of Columbia, Puerto Rico and 17 countries. We also operate and franchise pizza delivery and carryout restaurants under the trademark “Perfect Pizza” in the United Kingdom. Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in their operations.

2.     Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Papa John’s and its subsidiaries. We began consolidating BIBP Commodities, Inc. (“BIBP”), a variable interest entity (VIE) as of December 28, 2003; and we began consolidating the financial results of four franchise entities deemed VIEs in the second quarter of 2004. The results of our insurance subsidiary, RSC Insurance Services, Ltd. (“RSC”), are consolidated one quarter in arrears. All significant intercompany balances and transactions have been eliminated.

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

Domestic production and distribution revenues are comprised of food, equipment, promotional items and supplies sales to franchised restaurants located in the United States and are recognized as revenue upon shipment of the related products to the franchisees. Information services, including software maintenance fees, help desk fees and on-line ordering fees are recognized as revenue as the related services are provided. Insurance premiums and commissions are recognized as revenue over the term of the policy period.

International revenues are comprised of restaurant sales, royalties and fees received from foreign franchisees and the sale and distribution of food to foreign franchisees, and are recognized consistently with the policies applied for revenues generated in the United States.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturity of three months or less at date of purchase. These investments are carried at cost, which approximates fair value.

Investments

We determine the appropriate classification of investment securities at the time of purchase and reevaluate such designation as of each balance sheet date.

Investments are comprised of U.S. government agency securities with maturity dates throughout 2005 and are held by RSC. Such investments are designated for the purpose of funding insurance claim payments and are not available for general use. The investments are classified as available for sale securities and are stated at fair value, which approximates carrying value, based upon quoted market prices.

Accounts Receivable

Substantially all accounts receivable are due from franchisees for purchases of food, paper products, restaurant equipment, printing and promotional items, risk management services, information systems and related services, and for royalties from December sales. Credit is extended based on an evaluation of the franchisee’s financial condition and, generally, collateral is not required. A reserve for uncollectible accounts is established as deemed necessary based upon overall accounts receivable aging levels and a specific review of accounts for franchisees with known financial difficulties.

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

Depreciation expense was $29.1 million in 2004, $30.3 million in 2003 and $31.4 million in 2002.

Leases and Leasehold Improvements

We account for leases in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, and other related guidance. SFAS No. 13 requires lease expense to be recognized on a straight-line basis over the expected life of the lease term. A lease term often includes option periods, available at the inception of the lease, when failure to renew the lease would impose a penalty to us. Such penalty may include the recognition of impairment on our leasehold improvements should we choose not to continue the use of the leased property.

During the fourth quarter of 2004, we completed a comprehensive review of our accounting for leases and leasehold improvements, including the recognition of incentive payments received from landlords. We determined leasehold improvements were in some cases amortized over a longer period than the remaining underlying lease term, and that straight-line lease expense was in some cases calculated over an insufficient expected remaining lease term. As a result, we recorded a cumulative adjustment of $1.9 million, of which $1.5 million was recorded as an increase to rent expense in general and administrative expenses and $400,000 was recorded as an increase to depreciation expense in depreciation and amortization in the accompanying consolidated statements of income. Approximately $1.6 million of the adjustment was related to years prior to 2004 and was not considered material to any of the prior period financial statements to warrant a restatement of those financial statements. We do not expect this accounting adjustment to have a significant impact on future operating earnings.

Long-Lived and Intangible Assets

The recoverability of long-lived assets is evaluated annually or more frequently if impairment indicators exist. Indicators of impairment include historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate the recoverability of long-lived assets on an operating unit basis (e.g., an individual restaurant) based on undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. Recorded values for long-lived assets that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or net realizable value for assets held for sale (see Note 7).

The recoverability of intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the fair value derived from discounted cash flows of the reporting unit to its carrying value. No goodwill impairment was recorded in 2004, 2003 or 2002.

At December 26, 2004, we had a net investment of approximately $28.6 million associated with PJUK, our United Kingdom subsidiary, which was substantially composed of goodwill associated with our acquisition of the subsidiary. PJUK has reported deteriorating operating results for the past two years primarily due to lower sales by Perfect Pizza restaurants and a decrease in net franchise units due to restaurant closings. We have developed plans for PJUK to improve its operating results, which include an anticipated increase in net franchise unit openings over the next several years. If these plans are not successful and operating results continue to deteriorate, we may be required to record a significant impairment charge associated with our United Kingdom subsidiary.

Restaurant Closures

Beginning in fiscal 2003, we recognize the costs associated with restaurant closures at the time such costs are actually incurred, as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, generally expected to be at the time the closing occurs. Prior to 2003, we recognized the impact of costs associated with restaurant closures in the period in which the decision to close the restaurants was made. We recognized closure charges of $77,000, $3.2 million and $740,000 in 2004, 2003 and 2002, respectively, which are included in Restaurant closure, impairment and disposition losses in the consolidated statements of income (see Note 7).

Deferred Costs

We defer certain systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $489,000 in 2004, $723,000 in 2003 and $1.3 million in 2002.

We also defer the incremental direct costs associated with selling development agreements to domestic and international franchisees. These deferred costs, included in other assets in the accompanying consolidated balance sheets, are amortized in proportion to revenue recognized. Total costs deferred, net of amortization, were approximately $1.0 million in 2004, $937,000 in 2003 and $219,000 in 2002.

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

Stock-Based Compensation

Effective at the beginning of fiscal 2002, we elected to expense the cost of employee stock options in accordance with the fair value method contained in SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation. Under SFAS No. 123, the fair value for options is estimated at the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. The election was effective as of the beginning of fiscal 2002 and applies to all stock options issued after the effective date.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123. We expect to continue using the Black-Scholes option pricing model upon the required adoption of SFAS No. 123(R) on June 27, 2005. If we had adopted SFAS No. 123 (R) in prior years, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the table, which follows. SFAS No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods related to the full benefit of tax deductions from stock option exercises was $2.9 million, $540,000 and $1.0 million in 2004, 2003 and 2002, respectively.

The following table illustrates the effect on income and earnings per share (before cumulative effect of a change in accounting principle) if the fair value based method had been applied to all outstanding and unvested awards in 2004, 2003 and 2002:

(in thousands, except per share data and assumptions)	2004	2003	2002

Income before cumulative effect of a change in accounting principle (as reported)	$23,221	$33,976	$46,797
Add: Stock-based employee compensation expense included in reported income before cumulative effect of a change in accounting principle, net of related tax effects	1,286	152	36
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,312)	(383)	(721)
Pro forma income before cumulative effect of a change in accounting principle	$23,195	$33,745	$46,112

Earnings per share - before cumulative effect of a change in accounting principle:
Basic - as reported	$1.35	$1.89	$2.33
Basic - pro forma	$1.35	$1.88	$2.30
Assuming dilution - as reported	$1.33	$1.88	$2.31
Assuming dilution - pro forma	$1.33	$1.87	$2.28

Assumptions (weighted average):
Risk-free interest rate	2.7%	1.9%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.31	0.32	0.47
Expected life (in years)	1.8	1.9	6.3

See Note 19 for additional information related to our stock option programs.

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

In connection with our line of credit facility, in March 2000, we entered into a no-fee interest rate collar (“Collar”) with a notional amount of $100.0 million, a 30-day LIBOR rate range of 6.36% (floor) to 9.5% (ceiling) and an expiration date of March 2003. In November 2001, we entered into an interest rate swap agreement (“Swap”) that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006. The purpose of the Collar and Swap is to provide a hedge against the effects of rising interest rates on the forecasted future borrowings.

We recognized income of $3.6 million ($2.2 million after tax) and $3.0 million ($1.8 million after tax) in 2004 and 2003, respectively, and a charge of $4.3 million ($2.7 million after tax) in 2002, respectively, in accumulated other comprehensive income (loss) for the net change in fair value of our derivatives associated with our debt agreements. Fair value is based on quoted market prices. See Note 8 for additional information on our debt and credit arrangements.

Earnings per Share

The calculations of basic earnings per common share and earnings per common share — assuming dilution, before the cumulative effect of a change in accounting principle, for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 are as follows (in thousands, except per share data):

	2004	2003	2002
Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$23,221	$33,976	$46,797
Weighted average shares outstanding	17,207	17,938	20,068
Basic earnings per common share	$1.35	$1.89	$2.33

Earnings per common share - assuming dilution:
Income before cumulative effect of a change in accounting principle	$23,221	$33,976	$46,797

Weighted average shares outstanding	17,207	17,938	20,068
Dilutive effect of outstanding common stock options	198	99	232
Diluted weighted average shares outstanding	17,405	18,037	20,300
Earnings per common share - assuming dilution	$1.33	$1.88	$2.31

Options to purchase common stock with an exercise price greater than the average market price were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The number of antidilutive options was 773,000 in 2004, 2.2 million in 2003 and 1.8 million in 2002.

Accounting Changes

SFAS No. 150

We adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (SFAS No. 150) in fiscal 2003. SFAS No. 150 requires parent companies to record minority interest liabilities at estimated settlement value if the majority-owned subsidiary has equity instruments that are redeemable at a fixed date and such redemption is certain to occur. We have a majority interest in one subsidiary, which owns and operates 36 Papa John’s restaurants, that meets these provisions. During 2003, we recorded an after-tax cumulative effect adjustment of $413,000 ($660,000 pre-tax) or $0.02 per share, in our consolidated statements of income, related to the adoption of SFAS No. 150.

During 2004, we amended the operating agreement with the minority interest holder of the 36-restaurant subsidiary. The amended operating agreement eliminates a mandatory purchase requirement and related liability, and therefore the provisions of SFAS No. 150 are no longer applicable. Due to the amendment to the operating agreement, Papa John’s recorded a reduction in the minority interest liability and a reduction in interest expense of $625,000 during 2004 to adjust the minority interest liability to book value from the previously recorded fair value.

Prior Year Data

Certain prior year data has been reclassified to conform to the 2004 presentation.

3.              Formation of Joint Venture

During 2004, Papa John’s entered into a joint venture arrangement with a third party. Under the terms of the arrangement, Papa John’s effectively sold 49% of 71 Company-owned restaurants located in Texas to the third party for $3.0 million ($2.5 million in cash and $500,000 as a note payable to Papa John’s). We recognized a gain of $280,000 from the sale of our 49% interest in the 71 restaurants. We retained a 51% ownership interest and are required to consolidate the joint venture and its financial results with those of Papa John’s.

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special purpose entity formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $138.2 million, $126.7 million and $147.7 million of cheese from BIBP during 2004, 2003 and 2002, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE, and we began consolidating the balance sheet of BIBP as of December 28, 2003. A cumulative effect adjustment was not required upon initial consolidation because BIBP had a surplus in stockholders’ equity at the December 28, 2003 adoption date, and such surplus is reflected as a minority interest liability in other long-term liabilities in the consolidated balance sheet at December 28, 2003.

We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. During 2004, we recognized pre-tax losses of $23.5 million ($14.7 million net of tax, or $0.84 per share), reflecting BIBP’s 2004 operating losses, net of BIBP’s shareholders’ equity. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has a $20.0 million line of credit with a commercial bank. The $20.0 million line of credit is not guaranteed by Papa John’s. If the line of credit is substantially utilized, Papa John’s will provide additional funding in the form of a loan to BIBP. As of December 26, 2004, BIBP had borrowings of $14.1 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and $10.0 million under the line of credit from Papa John’s (the $10.0 million outstanding balance under the line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s). BIBP had no borrowings at December 28, 2003. BIBP had outstanding borrowings of $16.6 million under the commercial bank facility and $10.0 million under the line of credit from Papa John’s as of March 1, 2005.

In addition, Papa John’s has extended loans to certain franchises. Under FIN 46, Papa John’s is deemed the primary beneficiary of four of these franchise entities even though we have no ownership interest in them. These entities operate a total of 33 restaurants with annual revenues approximating $20.0 million. Our net loan balance receivable from these four entities is $3.6 million at December 26, 2004, with no further funding commitments. The consolidation of these entities resulted in goodwill approximating $2.8 million and the elimination of the $3.6 million net loan balance receivable. The consolidation of these four franchise entities had no significant impact on Papa John’s operating results for fiscal 2004. The impact on future operating income from the consolidation of these entities is not expected to be significant.

The following table summarizes the balance sheets for our consolidated VIEs as of December 26, 2004 and December 28, 2003:

	December 26, 2004			December 28, 2003
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$1,666	$115	$1,781	$4,246	$—	$4,246
Accounts receivable	—	59	59	—	—	—
Accounts receivable - Papa John’s	6,484	—	6,484	3,642	—	3,642
Other assets	193	594	787	1,043	—	1,043
Net property and equipment	—	3,794	3,794	—	—	—
Goodwill	—	2,752	2,752	—	—	—
Deferred income taxes	8,817	—	8,817	—	—	—
Total assets	$17,160	$7,314	$24,474	$8,931	$—	$8,931

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$7,777	$1,260	$9,037	$5,246	$—	$5,246
Short-term debt - third party	14,075	1,634	15,709	—	—	—
Short-term debt - Papa John’s	10,000	3,575	13,575	—	—	—
Income tax payable	—	—	—	1,257	—	1,257
Total liabilities	$31,852	$6,469	$38,321	$6,503	$—	$6,503
Stockholders’ equity (deficit)	(14,692)	845	(13,847)	2,428	—	2,428
Total liabilities and stockholders’ equity (deficit)	$17,160	$7,314	$24,474	$8,931	$—	$8,931

5.              Acquisitions

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

6.     Goodwill and Other Intangible Assets

Our consolidated balance sheets included $51.1 million and $48.6 million of goodwill at December 26, 2004 and December 28, 2003, respectively, net of accumulated amortization of $7.6 million and $7.9 million in 2004 and 2003, respectively. The changes in the carrying amount of goodwill by reportable segment for the years ended December 26, 2004 and December 28, 2003 are as follows:

(in thousands)	Domestic Restaurants	International	Variable Interest Entities	All Others	Total

Balance as of December 29, 2002	$20,745	$27,575	$—	$436	$48,756
Goodwill written off related to sale of restaurants	(179)	—	—	—	(179)
Balance as of December 28, 2003	$20,566	$27,575	$—	$436	$48,577
Goodwill resulting from consolidation of VIEs	—	—	2,752	—	2,752
Goodwill written off related to sale or closure of restaurants	(223)	(35)	—	—	(258)
Balance as of December 26, 2004	$20,343	$27,540	$2,752	$436	$51,071

The $2.8 million addition of goodwill during 2004 resulted from the consolidation of four franchise entities as required by FIN 46 (see Note 4).

7.     Restaurant Closure, Impairment and Dispositions

The following table summarizes restaurant closure, impairment and disposition gains (losses) included in the accompanying consolidated statements of income during 2004, 2003 and 2002:

(in thousands)	2004	2003	2002

Number of restaurants sold	2	7	14

Cash proceeds received	$78	$910	$130
Notes receivable from franchisees	73	46	525
Total consideration	151	956	655
Net book value	151	681	758
Gain (loss) on restaurants sold	—	275	(103)
Gain (loss) on domestic restaurant closures (1)	(77)	(3,239)	(740)
Gain on sale of 49% interest in Texas restaurants	280	—	—
Restaurant long-lived asset impairment (2)	—	(2,505)	(208)
Total restaurant closure, impairment and disposition gains (losses)	$203	$(5,469)	$(1,051)

(1)   During 2003, we decided to close 27 domestic restaurants, which were primarily located in three of the 21 markets with Company-owned units, due to deteriorating economic performance and an insufficient outlook for improvement. We recorded a pre-tax impairment closure charge of $2.1 million in the third quarter of 2003 related to the closure of these restaurants and an additional charge of $1.1 million at the time of closure in the fourth quarter related to the remaining lease expense.

(2)   We also identified an additional 25 under-performing restaurants that were subject to impairment charges due to the restaurants’ declining performance during 2003, which was a result of increased competition, increased operating expenses, and deteriorating economic conditions in these markets. During our review of potentially impaired restaurants, we considered several indicators, including restaurant profitability, annual comparable sales, operating trends, and actual operating results at a market level. In accordance with SFAS No. 144, we estimated the undiscounted cash flows over the estimated lives of the assets for each of our restaurants that met certain impairment indicators and compared those estimates to the carrying values of the underlying assets. The forecasted cash flows were based on our assessment of the individual restaurant’s future profitability, which is based on the restaurant’s historical financial performance, the maturing of the restaurant’s market, as well as our future operating plans for the restaurant and its market. In estimating fair market value based on future cash flows, we used a discount rate of 12%, which approximated the return we expected on those types of investments. Based on our analysis, we determined that 25 restaurants were impaired for a total of $2.5 million.

8.     Debt and Credit Arrangements

Debt and credit arrangements consist of the following (in thousands):

	2004	2003

Revolving line of credit	$78,500	$61,000
Debt associated with VIEs *	15,709	—
Other	21	250
Total debt	94,230	61,250
Less: current portion of debt	(15,709)	(250)
Long-term debt	$78,521	$61,000

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

In connection with the authorization of a common stock share repurchase program in 1999 (see Note 17), we entered into a $200.0 million revolving line of credit facility, which terminated in January 2003. In January 2003, we entered into an agreement to extend our revolving line of credit facility. The line of credit allows us to borrow up to $175.0 million with an expiration date in January 2006. Outstanding balances accrue interest at 62.5 to 100.0 basis points over LIBOR or other bank developed rates at our option. The commitment fee on the unused balance ranges from 15.0 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to EBITDA. The outstanding balance under the line of credit was $78.5 million at December 26, 2004 and $61.0 million at December 28, 2003. The fair value of our outstanding debt approximates the carrying value.

The line of credit contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charge and leverage ratios and minimum levels of net worth. At December 26, 2004, we were in compliance with these covenants.

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

In November 2001, we entered into an interest rate swap agreement (“Swap”) that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006. The purpose of the Swap is to provide a hedge against the effects of rising interest rates on forecasted future borrowings. Amounts payable or receivable under the Swap are accounted for as adjustments to interest expense.

The net fair value of the Swap was a liability balance of $1.8 million ($1.1 million, net of tax) at December 26, 2004 and $5.3 million ($3.3 million, net of tax) at December 28, 2003. The liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets (offset by corresponding amounts in stockholders’ equity, representing the net unrealized losses included in accumulated other comprehensive loss). Additionally, a portion of the net fair value of the Swap was deemed unhedged at December 26, 2004 and December 28, 2003, which resulted in adjustments to interest expense in the amount of $60,000 in 2004 and $175,000 in 2003.

Interest paid during fiscal 2004, 2003 and 2002, including payments made under the above-noted Collar and Swap, was $5.8 million, $6.9 million and $7.5 million, respectively.

9.     Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2004	2003
Land	$33,220	$33,891
Buildings and improvements	81,929	82,880
Leasehold improvements	75,732	73,039
Equipment and other	165,631	159,775
Construction in progress	3,720	3,168
	360,232	352,753
Less accumulated depreciation and amortization	(163,129)	(148,935)
Net property and equipment	$197,103	$203,818

10.  Franchisee Loans

Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. Loans outstanding to franchisees and affiliates were approximately $6.8 million on a consolidated basis as of December 26, 2004 ($10.0 million was eliminated upon consolidating BIBP and $3.6 million upon consolidating franchisee VIEs) and $11.6 million as of December 28, 2003, net of allowance for doubtful accounts. The outstanding franchisee loan balance as of December 28, 2003 included a loan of $1.2 million to the Marketing Fund (see Notes 2 and 15).

Such loans bear interest at fixed or floating rates (with an average stated rate of 5.6% at December 26, 2004), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans, on an individual basis, approximate market value. Interest income recorded on franchisee and affiliates loans was approximately $456,000 in 2004, $466,000 in 2003 and $751,000 in 2002 and is reported in investment income in the accompanying consolidated statements of income.

We established reserves of $1.3 million ($6.8 million was eliminated upon consolidating franchisee VIEs) and $6.4 million as of December 26, 2004 and December 28, 2003, respectively, for potentially uncollectible franchisee notes receivable. We concluded the reserves were necessary due to specific franchisees’ deteriorating economic performance and underlying collateral value.

11.  Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees, and the captive insurance program provided to our franchisees are self-insured up to certain individual and aggregate reinsurance levels. Losses are accrued based upon estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company. We recorded increases of $1.1 million and $6.3 million during 2004 and 2003, respectively, in existing claims loss reserves, as compared to expected claims costs, at our captive insurance company based on actuarial valuations. These increases are included in other operating expenses within the Domestic commissary and other expenses section in the accompanying consolidated statements of income.

Effective October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this new agreement eliminates our risk of loss for franchise insurance coverage written after September 2004. Our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from the inception of the Captive insurance company in October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon semi-annual actuarial valuations.

Our estimated liabilities for claims loss reserves associated with the franchise insurance program are $19.9 million at December 26, 2004 and $15.9 million at December 29, 2003, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Investments of $8.6 million for 2004 and $7.5 million for 2003 are held by the captive insurance subsidiary to fund these estimated liabilities and are classified as long-term investments in the accompanying consolidated balance sheets.

We are a party to stand-by letters of credit with off-balance sheet risk associated with our insurance programs and with RSC. The total amount committed under letters of credit for these programs was $30.0 million at December 26, 2004.

12.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2004	2003
Insurance reserves	$20,778	$18,478
Accrued salaries and benefits	7,228	6,154
Accrued purchases	3,366	2,546
Rent	3,921	2,231
Marketing	1,627	1,198
Obsolete inventory and equipment disposals	1,275	886
Utilities	1,258	1,118
Consulting and professional fees	882	1,562
Restaurant closures	462	1,559
Accrued interest	212	245
Other	3,762	4,311
Total	$44,771	$40,288

13.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	2004	2003
Captive insurance claims loss reserves	$19,864	$15,877
Interest rate swap	1,792	5,333
Deferred compensation plan	5,816	4,412
Minority interest - joint ventures	5,712	3,425
Minority interest - variable interest entities	845	2,428
Other	822	758
Total	$34,851	$32,233

14.  Income Taxes

A summary of the provision (benefit) for income taxes, exclusive of the tax effect related to the cumulative effect of accounting change, follows (in thousands):

	2004	2003	2002
Current:
Federal	$27,126	$16,941	$25,442
Foreign	174	61	460
State and local	2,912	2,346	3,195
Deferred (federal and state)	(16,280)	1,037	(1,018)
Total	$13,932	$20,385	$28,079

Significant deferred tax assets (liabilities) follow (in thousands):

	2004	2003
Unearned development fees	$2,509	$2,202
Accrued liabilities	10,815	8,609
Other assets and liabilities	6,325	6,857
Goodwill	—	647
BIBP net operating loss	8,797	—
Interest rate swap	681	1,960
Total deferred tax assets	$29,127	$20,275

Deferred expenses	(3,221)	(1,439)
Accelerated depreciation	(7,851)	(16,592)
Other	(4,314)	(3,075)
Total deferred tax liabilities	(15,386)	(21,106)
Net deferred tax assets (liabilities)	$13,741	$(831)

Management believes it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of the net deferred tax assets for federal and state purposes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense, exclusive of the tax effect related to the cumulative effect of accounting change, for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 is as follows (in thousands):

	2004	2003	2002
Tax at U.S. federal statutory rate	$13,004	$19,026	$26,207
State and local income taxes	980	1,424	2,089
Other	(52)	(65)	(217)
Total	$13,932	$20,385	$28,079

Income taxes paid were $20.0 million in 2004, $23.2 million in 2003 and $26.3 million in 2002.

15.  Related Party Transactions

Certain of our officers and directors own equity interests in entities that operate and/or have rights to develop franchised restaurants. During 2003, in connection with the Company’s recruitment of directors deemed independent under new Securities and Exchange Commission and NASDAQ rules, one director retired from our Board and three resigned. One of the directors who resigned in 2003 was paid $144,000 annually in 2004, 2003 and 2002 under a consulting agreement. This director also received $112,500 in 2003 for his years of service under a director severance program. We paid $60,000 to each of the two additional non-management directors who retired or resigned from the Board during 2003 for their years of service under a director severance program. The remaining director who resigned continues to serve as an executive officer of the Company. We have an employment agreement with another director, who continues to serve on the Board, under which $40,000 was paid in 2004 and $75,000 was paid annually in 2003 and 2002.

As more fully described in Note 2, the Papa John’s Marketing Fund, Inc. (the “Marketing Fund”), a non-profit corporation, is responsible for developing and conducting marketing and advertising for the Papa John’s system. The Company had a loan outstanding of $1.2 million at December 28, 2003 to the Marketing Fund (none in 2004 or 2002) recorded in Notes receivable — affiliates in the accompanying consolidated balance sheets. Additionally, during 2004 and 2003, we made contributions of $400,000 and $1.0 million, respectively, to the Marketing Fund, which are included in other general expenses in the accompanying consolidated statements of income, to assist the system with costs incurred for national advertising.

During 2003, Papa Card, Inc. was formed, which is a non-profit corporation affiliated with the Marketing Fund. Papa Card, Inc. is responsible for developing and marketing to our customers a gift card (“Papa Card”), and for maintaining the systems and other support infrastructure for the Papa Card program. We advanced certain start-up costs and working capital to Papa Card, Inc. and had outstanding net receivables of $800,000 (net of an allowance of $525,000) and $972,000 at December 26, 2004 and December 28, 2003, respectively, which are included in accounts receivable — affiliates in the accompanying consolidated balance sheets.

Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties and outstanding amounts due from the Marketing Fund and Papa Card, Inc. (in thousands):

	2004	2003	2002
Revenues from affiliates:
Commissary sales	$58,416	$68,964	$86,959
Other sales	5,420	9,140	9,473
Franchise royalties	8,213	9,892	12,200
Franchise and development fees	—	60	123
Total	$72,049	$88,056	$108,755

Other income from affiliates	$270	$285	$264
Accounts receivable-affiliates	$2,712	$2,395	$2,276
Notes receivable-affiliates	$—	$1,200	$335

The above table excludes 2004 and 2003 transactions and balances related to former non-management directors for the time period subsequent to their retirement or resignation from our Board.

We paid $309,000 in 2004, $508,000 in 2003 and $469,000 in 2002 for charter aircraft services provided by an entity owned by the Chief Executive Officer (CEO) of Papa John’s. We believe the rates charged to the Company were at or below rates that could have been obtained from independent third parties for similar aircraft.

In previous years, we advanced approximately $2.0 million in premiums for split-dollar life insurance coverage on the CEO and another executive officer of the Company for the purpose of funding estate tax obligations. Papa John’s and the officers shared the cost of the premiums. The premiums advanced by us as of December 29, 2002, totaled approximately $2.0 million and were included in other long-term assets. During 2003, the Internal Revenue Service (“IRS”) issued new regulations concerning split-dollar life insurance premiums. As a result of these new IRS regulations, in December 2003, the CEO repaid the $1.9 million of company advances, which represented the accumulated premium payments the Company made toward the policy since inception. In January 2004, the other executive officer repaid the Company $74,000 for the accumulated premium payments made on his behalf.

The CEO paid the Company $473,000 in 2004, $460,000 in 2003 and $385,000 in 2002 for the salaries, bonuses and benefits of certain employees who perform work for both the Company and the CEO based upon an assessment of their responsibilities to each (on average, approximately 35% of the total costs were paid by the Company and 65% were paid by the CEO). Additionally, the Company charged the CEO $11,410 in 2004 and 2003 related to approximately 800 square feet of Company office space utilized by these employees (none in 2002).

During 2003, a franchise entity that is owned by three executive officers of Papa John’s purchased a total of five restaurants for $1.8 million in two separate transactions with unrelated third-party franchise entities.

During 2004, we waived royalty payments of approximately $290,000 from a franchisee with respect to restaurants located in one market area. In consideration for the royalty waiver, the franchisee agreed to increase its level of local marketing expenditures in that market area in amounts equal to the waived royalties. A member of our Board of Directors has a minority ownership interest (less than 20%) in the franchisee. In December 2004, the franchisee sold 13 restaurants located in this market to an unaffiliated third-party franchisee for $390,000. Papa John’s agreed to provide the financing to the third-party franchisee related to the purchase of the restaurants.

See Note 4 for information related to our purchasing arrangement with BIBP.

16.  Lease Commitments and Contingencies

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. Papa John’s UK, our subsidiary located in the United Kingdom, leases certain retail space which is primarily subleased to our franchisees. We also lease the trailers used by our distribution subsidiary, PJFS, for an average period of eight years.

Future gross lease costs, future expected sublease payments and net lease costs are as follows (in thousands):

Year	Gross Lease Costs	Future Expected Sublease Payments	Net Lease Costs

2005	$23,018	$4,594	$18,424
2006	20,402	4,790	15,612
2007	16,165	4,380	11,785
2008	12,541	4,075	8,466
2009	9,565	3,703	5,862
Thereafter	30,147	15,738	14,409
Total	$111,838	$37,280	$74,558

We subleased 157 sites in 2004, 180 sites in 2003 and 178 sites in 2002 to our franchisees located in the United Kingdom and received payments of $5.0 million, $4.3 million and $3.7 million, which are netted with international operating expenses. Total rent expense was $19.8 million in 2004, $18.0 million in 2003 and $17.6 million in 2002, net of subleased payments received.

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

17.  Share Repurchase Program

The Papa John’s Board of Directors has authorized the repurchase of up to $450.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 25, 2005. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and the liquidation of available investments, cash and cash equivalents.

Through December 26, 2004, a total of 15.7 million shares with an aggregate cost of $420.5 million and an average price of $26.76 per share have been repurchased under this program and placed in treasury.

Subsequent to year-end (through March 1, 2005), an additional 373,000 shares with an aggregate cost of $12.8 million were repurchased.

18.  Stockholder Protection Rights Agreement

On February 14, 2000, the Board of Directors of the Company adopted a Stockholder Protection Rights Agreement (the “Rights Plan”). Under the terms of the Rights Plan, one preferred stock purchase right was distributed as a dividend on each outstanding share of Papa John’s common stock held of record as of the close of business on March 1, 2000. The rights generally would not become exercisable until a person or group acquired beneficial ownership of 15% or more of the Company’s common stock in a transaction that was not approved in advance by the Board of Directors. In December 2002, the Board of Directors of the Company adopted an amendment to the Rights Plan to permit a stockholder who becomes the owner of 15% or more of the Company’s outstanding common stock due to the Company’s repurchase of outstanding shares to acquire up to an additional 1% of the outstanding shares without triggering the Agreement’s dilution provisions. The Company’s Founder and CEO, John Schnatter, who owns approximately 29% of the outstanding common stock, will be excluded from operation of the Rights Plan unless (together with his affiliates and family members) he acquires more than 40% of the Company’s common stock.

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

19.  Stock Options

We award stock options from time to time under the Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan (the “1999 Plan”) and the Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors (the “Directors Plan”). Shares of common stock authorized for issuance under the 1999 Plan are approximately 3.1 million, which includes shares transferred in from the Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan (the “1993 Plan”), which terminated on April 15, 2003 and 350,000 shares under the Directors Plan. Approximately 1.8 million shares were available for future issuance under the 1999 Plan and 260,000 shares under the Directors Plan as of December 26, 2004. Options granted prior to 2003 generally expire ten years from the date of grant and vest over one to five-year periods, except for certain options awarded under a previous, multi-year operations compensation program that vested immediately upon grant. The options granted in 2003 and 2004 under the 1999 Plan and the Directors Plan generally expire 30 months from the date of grant and vest over a 12-month period.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options granted prior to 2002 is amortized to expense over the options’ vesting period. See Note 2 for our pro forma information, along with the indicated weighted average assumptions used.

Information pertaining to options for 2004, 2003 and 2002 is as follows (number of options in thousands):

	2004		2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding-beginning of year	3,363	$28.80	3,382	$28.70	4,063	$28.52
Granted	52	29.93	471	28.85	12	28.49
Exercised	767	23.71	278	23.83	399	22.92
Cancelled	233	33.39	212	33.81	294	34.10
Outstanding-end of year	2,415	$29.94	3,363	$28.80	3,382	$28.70
Exercisable-end of year	2,358	$29.96	2,838	$28.87	3,163	$28.87

Weighted average fair value of options granted during the year	$5.51		$5.45		$9.49

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 26, 2004, and the number and weighted average exercise price of options exercisable as of December 26, 2004 follow (number of options in thousands):

	Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding options:	$13.78 - 19.99	68	$17.63	0.98
	20.00 - 29.99	1,253	26.79	2.73
	30.00 - 44.00	1,094	34.33	3.05
Total		2,415	$29.94	2.83

Exercisable options:	$13.78 - 19.99	68	$17.63
	20.00 - 29.99	1,197	26.67
	30.00 - 44.00	1,093	34.33
Total		2,358	$29.96

20.  Employee Benefit Plans

We have established the Papa John’s International, Inc. 401(k) Plan (the “401(k) Plan”), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to all employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. At our discretion, we contribute a matching payment of up to 1.5% of a participating employee’s earnings, which is subject to vesting based on an employee’s length of service with us. Costs of the 401(k) Plan recognized in 2003 and 2002 were $399,000 and $431,000, respectively (none in 2004).

In addition, we maintain a nonqualified deferred compensation plan available to certain key employees. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ investment-directed accounts. The participant directed investments associated with this plan are included in other long-term assets ($5.2 million and $3.9 million at December 26, 2004 and December 28, 2003, respectively) and the associated liabilities ($5.8 million and $4.4 million at December 26, 2004 and December 28, 2003, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company makes no matching or other contribution to the participants’ deferred compensation accounts.

Administrative costs of the 401(k) Plan and the nonqualified deferred compensation plan are paid by us and are not significant.

21.  Segment Information

We have defined five reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations and variable interest entities (VIEs).

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and commissary operation located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. VIEs consist of entities in which we are the primary beneficiary, as defined in Note 4, and include BIBP and certain franchisees to which we have extended loans. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

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

Our segment information is as follows:

(in thousands)	2004	2003	2002
Revenues from external customers:
Domestic Company-owned restaurants	$412,676	$416,049	$429,813
Domestic commissaries	376,642	369,825	381,217
Domestic franchising	52,767	51,326	53,120
International	32,837	31,637	32,014
Variable interest entities (1)	14,387	—	—
All others	53,117	48,541	50,055
Total revenues from external customers	$942,426	$917,378	$946,219
Intersegment revenues:
Domestic commissaries	$116,942	$115,608	$121,692
Domestic franchising	859	733	683
International	202	2,368	2,713
Variable interest entities (1)	138,202	—	—
All others	11,718	14,070	17,257
Total intersegment revenues	$267,923	$132,779	$142,345
Depreciation and amortization:
Domestic restaurants	$14,337	$15,298	$15,720
Domestic commissaries	6,432	5,967	6,311
International	1,152	1,043	698
Variable interest entities (1)	549	—	—
All others	1,425	1,475	1,428
Unallocated corporate expenses	7,264	7,276	7,584
Total depreciation and amortization	$31,159	$31,059	$31,741
Income (loss) before income taxes and the cumulative effect of a change in accounting principle:
Domestic Company-owned restaurants (2) (3)	$5,069	$(6,335)	$20,577
Domestic commissaries (4)	19,797	22,382	22,294
Domestic franchising	46,076	47,725	50,741
International	786	(59)	867
Variable interest entities (1)	(23,459)	—	—
All others (5)	2,620	(1,866)	3,819
Unallocated corporate expenses (2) (6)	(14,035)	(7,256)	(23,326)
Elimination of intersegment losses (profits)	299	(230)	(96)
Total income before income taxes and the cumulative effect of a change in accounting principle	$37,153	$54,361	$74,876
Property and equipment:
Domestic Company-owned restaurants	$144,876	$154,575	$156,144
Domestic commissaries	77,176	68,089	68,071
International	2,801	3,227	3,562
Variable interest entities (7)	6,693	—	—
All others	11,880	11,949	12,513
Unallocated corporate assets	116,806	114,913	110,527
Accumulated depreciation and amortization	(163,129)	(148,935)	(127,218)
Net property and equipment	$197,103	$203,818	$223,599
Expenditures for property and equipment:
Domestic restaurants	$6,611	$10,500	$11,470
Domestic commissaries	9,197	617	2,461
International	172	668	281
All others	395	956	1,356
Unallocated corporate	4,575	3,574	3,238
Total expenditures for property and equipment	$20,950	$16,315	$18,806

(1)   The revenues from external customers for variable interest entities and the depreciation and amortization for variable interest entities are attributable to the four franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities of $138.2 million in 2004 are attributable to BIBP. The income (loss) before income taxes and the cumulative effect of a change in accounting principle for variable interest entities reflected losses of $23.5 million in 2004, which relate to BIBP.

(2)   Beginning in 2003, our segment data reflects increases in the rate of administrative cost allocation to domestic restaurants. The 2002 proforma amount, adjusted to reflect an increase in the administrative cost allocation would be $13.4 million for domestic restaurants and losses of $16.1 million for unallocated corporate expenses.

(3)   The results for domestic Company-owned restaurants improved $11.4 million in 2004 as compared to 2003. A substantial portion of the improvement is due to a provision for restaurant closures, impairment and dispositions of $5.7 million in 2003 (the 2004 amount was not significant). The additional improvement in 2004 results over 2003 on a reporting unit basis is primarily attributable to labor reductions due to staffing efficiencies and leverage on restaurant pricing increases, lower administrative costs and reduced cost of sales resulting from commissary margin reductions.

The decrease in domestic restaurants 2003 income before income taxes from the 2002 pro forma income of $13.4 million (see (2) above for discussion of the change in the intercompany allocation to domestic restaurants) is primarily due to a 3.0% decrease in comparable sales for the 2003 period and an increase in restaurant closure, impairment and disposition charges of $4.4 million. The decrease in domestic restaurant income in 2003 is also due to increases in salaries and benefits (across-the-board increase in base pay for general managers and assistant managers and increased staffing due to the field management realignment), increases in general and health insurance costs, and increases in advertising and related costs. These increases are partially offset by lower cheese and other commodity costs.

(4)   The 2004 results for the domestic commissaries segment are favorably impacted by a reduction in the corporate expense allocations of $2.5 million in 2004, as compared to 2003 and 2002. The $5.1 million decrease in commissary operating income in 2004 as compared to 2003 (before considering the favorable impact of the reduced corporate expense allocations) is primarily attributable to reduced commissary sales volumes and commissary margin reductions.

(5)   The results for the all others segment included increases of $1.1 million in 2004 and $6.3 million in 2003 in claims loss reserves, as compared to expected claims costs, related to the franchisee insurance program.

(6)   The increase in 2004 unallocated corporate expenses from 2003 is primarily due to: (1) $1.9 million attributable to a lease adjustment to increase depreciation and rent expense, which was based upon a review of our accounting for lease expense and depreciation of leasehold improvements; (2) $1.6 million in 2004 compensation expense attributable to stock options awarded in 2003 (no comparable 2003 expense); (3) the previously noted reduction in the corporate allocations to domestic commissaries approximating $2.5 million; and (4) a reduction in the 2003 unallocated corporate expenses due to the recognition of $2.0 million of income from the settlement of a litigation matter. These increases were partially offset by decreases in insurance and benefit costs.

The decrease in unallocated corporate expenses in 2003 as compared to the 2002 proforma loss of $16.1 million is due to: (1) the $2.0 million of income recognized from the previously mentioned litigation matter; (2) lower provisions for uncollectible notes receivable; (3) a reduction in corporate management bonuses and labor expenses; and (4) the inclusion in 2002 of costs related to the refurbishment plan concerning our heated delivery bag system.

(7)   Represents assets of VIE franchisees to which we have extended loans.

22.  Quarterly Data (unaudited, in thousands, except per share data)

	Quarter
2004	1st	2nd	3rd	4th
Total revenues	$236,909	$230,037	$227,825	$247,655
Operating income (loss) (1)	14,834	(3,361)	13,856	16,448
Net income (loss) (1)	8,486	(2,573)	7,863	9,445
Basic earnings (loss) per common share (1):	$0.48	$(0.15)	$0.47	$0.56
Earnings (loss) per common share - assuming dilution (1):	$0.47	$(0.15)	$0.46	$0.55

	Quarter
2003	1st	2nd	3rd	4th
Total revenues	$232,282	$226,469	$219,589	$239,038
Operating income (2)	19,231	18,862	7,689	14,758
Income before cumulative effect of a change in accounting principle (2)	10,985	10,854	3,888	8,249
Net income (2)	10,985	10,854	3,475	8,249
Basic earnings per common share (2):
Income before cumulative effect of a change in accounting principle	$0.61	$0.61	$0.21	$0.46
Net income	$0.61	$0.61	$0.19	$0.46
Earnings per common share - assuming dilution (2):
Income before cumulative effect of a change in accounting principle	$0.61	$0.60	$0.21	$0.46
Net income	$0.61	$0.60	$0.19	$0.46

(1)     During 2004, we recorded losses of $1.6 million ($1.0 million after tax or $0.06 per share) in the first quarter, $18.3 million ($11.5 million after tax or $0.66 per share) in the second quarter, $506,000 ($316,000 after tax or $0.02 per share) in the third quarter and $3.0 million ($1.9 million after tax or $0.11 per share) in the fourth quarter upon consolidation of BIBP.

(2)     During the third quarter of 2003, we recorded a pre-tax charge of $4.2 million ($2.6 million after tax or $0.15 per share) related to restaurant closure, impairment and disposition losses and a $2.1 million ($1.3 million after tax or $0.07 per share) increase in claims loss reserves, as compared to expected claims costs, related to the franchisee insurance program. During the fourth quarter of 2003, we recorded an additional pre-tax charge of $1.1 million ($657,000 after tax or $0.04 per share) in restaurant closure, impairment and disposition losses and an additional $1.7 million ($1.1 million after tax or $0.06 per share) for increases in claims loss reserves, as compared to expected claims costs, related to the franchisee insurance program.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Papa John’s International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 26, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and subsidiaries at December 26, 2004 and December 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 2 to the consolidated financial statements, in 2003, Papa John’s International, Inc. changed its method of accounting for certain financial instruments with characteristics of both liabilities and equity and certain variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Papa John’s International, Inc.’s internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
March 1, 2005

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Attached as exhibits to this Form 10-K are the certifications of Papa John’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. The following discussion concerning the Company’s evaluation of disclosure controls and procedures, the effectiveness of the internal controls over financial reporting and any change in internal controls during the period should be read in conjunction with the certifications. Additionally, the Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited our assessment of internal controls and their report is included herein.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon our evaluation, we concluded that the disclosure controls and procedures are effective to provide reasonable assurance in ensuring all required information relating to Papa John’s is included in this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective to provide reasonable assurance as of December 26, 2004.

Papa John’s assessment of the effectiveness of our internal control over financial reporting as of December 26, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as of December 26, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Papa John’s International, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 9a of Part II of this Form 10-K, that Papa John’s International, Inc. maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Papa John’s International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Papa John’s International, Inc. maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Papa John’s International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the related consolidated statement of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2004 and our report dated March 1, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
March 1, 2005

Item 9B.  Other Information

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

We have adopted a written code of ethics that applies to our directors, officers and employees. The code of ethics, which includes all required disclosures concerning any amendments to, or waivers from, our code of ethics can be found on our web site, which is located at www.papajohns.com.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of December 26, 2004 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)

Equity compensation plans approved by security holders	2,414,921	$29.94	2,063,562
Equity compensation plans not approved by security holders	—	—	—
Total	2,414,921	$29.94	2,063,562

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

Item 14.  Principal Accounting Fees and Services

The information required by this item is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information. Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

•      Consolidated Statements of Income for the years ended December 26, 2004, December 28, 2003 and December 29, 2002

•      Consolidated Balance Sheets as of December 26, 2004 and December 28, 2003

•      Consolidated Statements of Stockholders’ Equity for the years ended December 26, 2004, December 28, 2003 and December 29, 2002

•      Consolidated Statements of Cash Flows for the years ended December 26, 2004, December 28, 2003 and December 29, 2002

•      Notes to Consolidated Financial Statements

•      Report of Independent Registered Public Accountants

(a)(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

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

4.1	Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

4.2	Amended and Restated Certificate of Incorporation and Restated By-Laws (See 3.1, 3.2 and 3.3 above) is incorporated herein by reference.

10.1*	Papa John’s International, Inc. Deferred Compensation Plan, as effective September 30, 1998.

10.2*	Papa John’s International, Inc. Board of Directors’ Deferred Compensation Plan, as effective November 6, 2003.

10.3	Marketing Assistance Agreement between Papa John’s International, Inc. and PJ United, Inc.

10.4

$175,000,000 Revolving Credit Facility arranged by Banc One Capital Markets, Inc. for Papa John’s International, Inc. and provided by Bank One, Kentucky, NA for itself as a Lender and as Agent for PNC Bank, National Association, Bank of America, Fifth Third Bank, National City Bank of Kentucky, U.S. Bank National Association, Huntington National Bank — January 27, 2003. Exhibit 10.1 to our report on Form 10-K for the fiscal year ended December 29, 2002 is incorporated herein by reference.

10.5

Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and National City Bank, as Rights Agent (including the form of Certificate of Designation of Preferences and Rights and the form of Rights Certificate). Exhibit 4 of our Form 8-A dated February 16, 2000 is incorporated herein by reference.

10.6

Amendment dated December 24, 2002, to the Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and National City Bank, as Rights Agent. Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 29, 2002 is incorporated herein by reference.

10.7*

Consulting Agreement dated March 29, 1991, between Papa John’s and Richard F. Sherman. Exhibit 10.4 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

10.8*	Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference.

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

10.11*

Amendment to Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 27, 1999 is incorporated herein by reference.

10.12*

Papa John’s International, Inc. 1993 Stock Option Plan for Non-Employee Directors. Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference.

10.13*

Amendment to Papa John’s International, Inc. 1993 Non-Employee Directors Stock Option Plan. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 27, 1999 is incorporated herein by reference.

10.14*

Resolutions for Adoption by the Board of Directors of Papa John’s International, Inc., regarding the Amendment to the 1993 Stock Option Plan for Non-Employee Directors. Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 30, 2001 is incorporated herein by reference.

10.15*	1996 Papa John’s International, Inc. Executive Option Program. Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

10.16*

Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan Amended and Restated as of October 20, 1999. Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1999 is incorporated herein by reference.

10.17*	Papa John’s International, Inc. Management Incentive Plan. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 is incorporated herein by reference.

10.18*

Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended June 29, 2003 is incorporated herein by reference.

10.19*

The Employment Agreement dated as of January 31, 2005, between Papa John’s International, Inc. and Nigel Travis. Exhibit 10.1 to our report on Form 8-K dated January 30, 2005 is incorporated herein by reference.

10.20

Secured Loan Agreement entered into as of December 27, 1999, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 26, 2000 is incorporated herein by reference.

10.21	Promissory Note dated December 27, 1999, by BIBP Commodities, Inc. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended March 26, 2000 is incorporated herein by reference.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements.

*Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b)           Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)           Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2005	PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ John H. Schnatter
John H. Schnatter, Founder, Chairman of the Board,
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Chairman of the Board, Chief	March 9, 2005
John H. Schnatter	Executive Officer, President and Director
(Principal Executive Officer)

/s/ Nigel Travis	Executive Vice President and Director	March 9, 2005
Nigel Travis

/s/ F. William Barnett	Director	March 9, 2005
F. William Barnett

/s/ Norborne P. Cole, Jr.	Director	March 9, 2005
Norborne P. Cole, Jr.

/s/ Owsley Brown Frazier	Director	March 9, 2005
Owsley Brown Frazier

/s/ Philip Guarascio	Director	March 9, 2005
Philip Guarascio

/s/ Olivia F. Kirtley	Director	March 9, 2005
Olivia F. Kirtley

/s/ Jack A. Laughery	Director	March 9, 2005
Jack A. Laughery

/s/ Wade S. Oney	Director	March 9, 2005
Wade S. Oney

/s/ William M. Street	Director	March 9, 2005
William M. Street

/s/ J. David Flanery	Senior Vice President, Chief Financial Officer	March 9, 2005
J. David Flanery	and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Papa John’s International, Inc. Deferred Compensation Plan, as effective September 30, 1998.

10.2	Papa John’s International, Inc. Board of Directors’ Deferred Compensation Plan, as effective November 6, 2003.

10.3	Marketing Assistance Agreement between Papa John’s International, Inc. and PJ United, Inc.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

99.1	Cautionary Statements.

Schedule II - Valuation and Qualifying Accounts

Papa John’s International, Inc. and Subsidiaries

(In thousands)

Classification	Balance at Beginning of Year	Charged to (recovered from) Costs and Expenses	Additions / (Deductions)		Balance at End of Year

Fiscal year ended December 26, 2004:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,907	$1,946	$(817	)(2)	$6,036
Reserve for uncollectible accounts receivable - affiliates	—	525	—		525
Reserve for franchisee notes receivable	6,356	638	(5,716	)(2)(3)	1,278
Reserve for franchisee notes receivable - affiliates	—	—	—		—
	$11,263	$3,109	$(6,533)		$7,839
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$1,559	$(203)	$(894	)(1)	$462

Fiscal year ended December 28, 2003:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$2,484	$2,954	$(531)		$4,907
Reserve for uncollectible accounts receivable - affiliates	—	—	—		—
Reserve for franchisee notes receivable	4,436	1,868	52		6,356
Reserve for franchisee notes receivable - affiliates	—	—	—		—
	$6,920	$4,822	$(479	)(2)	$11,263
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$1,256	$3,239	$(2,936	)(1)	$1,559

Fiscal year ended December 29, 2002:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$1,434	$1,112	$(62)		$2,484
Reserve for uncollectible accounts receivable - affiliates	—	—	—		—
Reserve for franchisee notes receivable	469	2,838	1,129		4,436
Reserve for franchisee notes receivable - affiliates	—	—	—		—
	$1,903	$3,950	$1,067		$6,920
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$1,396	$740	$(880	)(1)	$1,256

(1)   Represents cash payments and other adjustments.

(2)   Uncollectible accounts written off, net of recoveries and reclasses between accounts receivable and notes receivable reserves.

(3)   Includes an adjustment of $6.3 million related to the consolidation of franchisee VIEs in 2004 (VIEs eliminate upon consolidation).