Form 10-K/A
period 2004-12-26
PAPA JOHNS INTERNATIONAL INC
filed 2005-03-14
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

PAPA JOHN’S INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware

61-1203323

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2002 Papa Johns Boulevard
Louisville, Kentucky  40299-2334

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

Explanatory Note

On March 10, 2005, Papa John’s International, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 26, 2004. This Amendment No. 1 has been filed to correct a typographical error in Exhibit 23 “Consent of Independent Registered Public Accounting Firm” of our Form 10-K, by changing the date from March 1, 2005 to March 10, 2005. We have not made any other changes.

The corrected page follows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2005	PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ J. David Flanery
J. David Flanery
Senior Vice President and Chief
Financial Officer