Form 10-Q
period 2005-03-27
PAPA JOHNS INTERNATIONAL INC
filed 2005-05-04
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2005

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

At April 29, 2005, there were outstanding 16,567,833 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	March 27, 2005	December 26, 2004
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$14,105	$14,698
Accounts receivable	24,739	28,384
Inventories	22,444	23,230
Prepaid expenses and other current assets	12,980	15,208
Deferred income taxes	8,569	7,624
Total current assets	82,837	89,144

Investments	8,344	8,552
Net property and equipment	193,275	197,103
Notes receivable from franchisees and affiliates	6,555	6,828
Deferred income taxes	6,046	6,117
Goodwill	51,071	51,071
Other assets	15,130	15,672
Total assets	$363,258	$374,487

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,915	$35,934
Income and other taxes	22,324	17,270
Accrued expenses	46,144	44,771
Current portion of debt	84,445	15,709
Total current liabilities	179,828	113,684

Unearned franchise and development fees	7,865	8,208
Long-term debt, net of current portion	—	78,521
Other long-term liabilities	33,131	34,851

Stockholders’ equity:
Preferred stock	—	—
Common stock	327	325
Additional paid-in capital	248,343	242,656
Accumulated other comprehensive loss	(66)	(555)
Retained earnings	327,107	317,142
Treasury stock	(433,277)	(420,345)
Total stockholders’ equity	142,434	139,223
Total liabilities and stockholders’ equity	$363,258	$374,487

Note:                   The balance sheet at December 26, 2004 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 27, 2005	March 28, 2004
Domestic revenues:
Company-owned restaurant sales	$110,714	$106,173
Variable interest entities restaurant sales	5,167	—
Franchise royalties	13,365	12,911
Franchise and development fees	703	534
Commissary sales	100,912	94,536
Other sales	13,392	14,724
International revenues:
Royalties and franchise and development fees	2,122	1,764
Restaurant and commissary sales	5,999	6,267
Total revenues	252,374	236,909
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	25,240	25,859
Salaries and benefits	34,139	33,519
Advertising and related costs	9,611	9,447
Occupancy costs	6,600	6,401
Other operating expenses	14,066	13,643
Total domestic Company-owned restaurant expenses	89,656	88,869
Variable interest entities restaurant expenses	4,612	—
Domestic commissary and other expenses:
Cost of sales	82,428	78,797
Salaries and benefits	7,454	7,179
Other operating expenses	14,170	14,237
Total domestic commissary and other expenses	104,052	100,213
Loss from the franchise cheese-purchasing program, net of minority interest	1,009	372
International operating expenses	5,035	5,202
General and administrative expenses	21,728	18,534
Provision for uncollectible notes receivable	85	232
Restaurant closure, impairment and disposition losses	119	139
Other general expenses	1,762	953
Depreciation and amortization	7,374	7,561
Total costs and expenses	235,432	222,075
Operating income	16,942	14,834
Investment income	377	141
Interest expense	(1,502)	(1,397)
Income before income taxes	15,817	13,578
Income tax expense	5,852	5,092
Net income	$9,965	$8,486

Basic earnings per common share	$0.60	$0.48
Earnings per common share - assuming dilution	$0.59	$0.47
Basic weighted average shares outstanding	16,589	17,833
Diluted weighted average shares outstanding	16,782	18,149

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at December 28, 2003	18,113	$317	$219,584	$(3,116)	$293,921	$(351,434)	$159,272
Comprehensive income:
Net income	—	—	—	—	8,486	—	8,486
Change in valuation of interest rate swap agreement, net of tax of $124	—	—	—	203	—	—	203
Other, net	—	—	—	77	—	—	77
Comprehensive income							8,766
Exercise of stock options	363	4	9,532	—	—	—	9,536
Tax benefit related to exercise of non-qualified stock options	—	—	1,162	—	—	—	1,162
Acquisition of treasury stock	(728)	—	—	—	—	(24,558)	(24,558)
Other	—	—	560	—	—	—	560
Balance at March 28, 2004	17,748	$321	$230,838	$(2,836)	$302,407	$(375,992)	$154,738

Balance at December 26, 2004	16,730	$325	$242,656	$(555)	$317,142	$(420,345)	$139,223
Comprehensive income:
Net income	—	—	—	—	9,965	—	9,965
Change in valuation of interest rate swap agreement, net of tax of $334	—	—	—	520	—	—	520
Other, net	—	—	—	(31)	—	—	(31)
Comprehensive income							10,454
Issuance of common stock from treasury stock	27	—	—	—	—	1,000	1,000
Exercise of stock options	186	2	5,223	—	—	—	5,225
Tax benefit related to exercise of non-qualified stock options	—	—	251	—	—	—	251
Acquisition of treasury stock	(403)	—	—	—	—	(13,932)	(13,932)
Other	—	—	213	—	—	—	213
Balance at March 27, 2005	16,540	$327	$248,343	$(66)	$327,107	$(433,277)	$142,434

At March 28, 2004, the accumulated other comprehensive loss of $2,836 was comprised of net unrealized loss on the interest rate swap agreement of $2,995, net unrealized loss on investments of $27 and unrealized foreign currency translation gains of $186.

At March 27, 2005, the accumulated other comprehensive loss of $66 was comprised of net unrealized loss on the interest rate swap agreement of $444, offset by unrealized foreign currency translation gains of $378.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	March 27, 2005	March 28, 2004

Operating activities
Net income	$9,965	$8,486
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant closure, impairment and disposition losses	119	139
Provision for uncollectible accounts and notes receivable	593	851
Depreciation and amortization	7,374	7,561
Deferred income taxes	(1,221)	159
Tax benefit related to exercise of non-qualified stock options	251	1,162
Other	394	844
Changes in operating assets and liabilities:
Accounts receivable	2,545	(3,900)
Inventories	785	923
Prepaid expenses and other current assets	2,229	289
Other assets and liabilities	(593)	(4,723)
Accounts payable	(9,019)	(4,708)
Income and other taxes	5,054	1,603
Accrued expenses	1,440	1,546
Unearned franchise and development fees	(343)	871
Net cash provided by operating activities	19,573	11,103
Investing activities
Purchase of property and equipment	(3,356)	(4,378)
Proceeds from sale of property and equipment	5	15
Purchase of investments	(3,443)	(1,014)
Proceeds from sale or maturity of investments	3,680	995
Loans to franchisees and affiliates	(1,260)	—
Loan repayments from franchisees and affiliates	450	1,573
Net cash used in investing activities	(3,924)	(2,809)
Financing activities
Net proceeds (repayments) from line of credit facility	(10,300)	6,500
Net proceeds from short-term debt - variable interest entities	2,150	2,400
Payments on long-term debt	—	(250)
Proceeds from issuance of common stock from treasury stock	1,000	—
Proceeds from exercise of stock options	5,225	9,536
Acquisition of treasury stock	(13,932)	(24,558)
Other	(331)	(236)
Net cash used in financing activities	(16,188)	(6,608)
Effect of exchange rate changes on cash and cash equivalents	(54)	85
Change in cash and cash equivalents	(593)	1,771
Cash resulting from consolidation of variable interest entities	—	203
Cash and cash equivalents at beginning of period	14,698	7,071

Cash and cash equivalents at end of period	$14,105	$9,045

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 27, 2005

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2005, are not necessarily indicative of the results that may be expected for the year ended December 25, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 26, 2004.

2.              Accounting for Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special purpose entity formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $37.9 million and $32.9 million of cheese from BIBP for the three months ended March 27, 2005 and March 28, 2004, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE, and we began consolidating the balance sheet of BIBP as of December 28, 2003. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized pre-tax losses of $1.6 million ($1.0 million net of tax, or $0.06 per share) in the first quarter of 2005 and $1.6 million ($1.0 million net of tax, or $0.05 per share) for the comparable period in 2004 from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has a $20.0 million line of credit with a commercial bank. The $20.0 million line of credit is not guaranteed by Papa John’s. If the line of credit is substantially utilized, Papa John’s will provide additional funding in the form of a loan to

BIBP. As of March 27, 2005, BIBP had outstanding borrowings of $16.2 million under the commercial bank facility and $10.0 million under the line of credit from Papa John’s (the $10.0 million outstanding balance under the line of credit is eliminated upon consolidation of the financial results of BIBP with Papa Johns).

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s is deemed the primary beneficiary of four of these franchise entities even though we have no ownership interest in them. These entities operate a total of 33 restaurants with annual revenues approximating $20.0 million. Our net loan balance receivable from these four entities is $5.1 million at March 27, 2005, with no further funding commitments. The consolidation of these entities resulted in the recording of goodwill approximating $2.8 million and the elimination of the $5.1 million net loan balance receivable. The consolidation of these four franchise entities has had no significant impact on Papa John’s operating results and is not expected to be significant in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of March 27, 2005 and December 26, 2004:

	March 27, 2005			December 26, 2004
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$1,554	$77	$1,631	$1,666	$115	$1,781
Accounts receivable	—	37	37	—	59	59
Accounts receivable - Papa John’s	3,423	—	3,423	6,484	—	6,484
Other assets	984	542	1,526	193	594	787
Net property and equipment	—	3,720	3,720	—	3,794	3,794
Goodwill	—	2,752	2,752	—	2,752	2,752
Deferred income taxes	9,406	—	9,406	8,817	—	8,817
Total assets	$15,367	$7,128	$22,495	$17,160	$7,314	$24,474

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$4,849	$1,345	$6,194	$7,777	$1,260	$9,037
Short-term debt - third party	16,225	—	16,225	14,075	1,634	15,709
Short-term debt - Papa John’s	10,000	5,058	15,058	10,000	3,575	13,575
Total liabilities	$31,074	$6,403	$37,477	$31,852	$6,469	$38,321
Stockholders’ equity (deficit)	(15,707)	725	(14,982)	(14,692)	845	(13,847)
Total liabilities and stockholders’ equity (deficit)	$15,367	$7,128	$22,495	$17,160	$7,314	$24,474

Effective at the beginning of second quarter of 2005, one of these franchisees, with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party. The loan from Papa John’s was partially repaid and the remainder was written off in connection with the sale. Accordingly, beginning in second quarter of 2005, we will no longer be required to consolidate the operating results of these 19 restaurants. The portion of the loan written off in connection with the second quarter sale was fully reserved as of the end of the first quarter. The sale of these restaurants and related loan write-off will not have any significant impact on Papa John’s consolidated financial statements.

3.              Debt

Our debt is comprised of the following (in thousands):

	March 27, 2005	December 26, 2004

Revolving line of credit	$68,200	$78,500
Debt associated with VIEs *	16,225	15,709
Other	20	21
Total debt	84,445	94,230
Less: current portion of debt	(84,445)	(15,709)
Long-term debt	$—	$78,521

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

The $68.2 million outstanding balance under the line of credit is classified as a current liability as of March 27, 2005 since the line of credit expires in January 2006. We do not anticipate any problems in renewing the line of credit.

4.              Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per share data):

	Three Months Ended
	March 27, 2005	March 28, 2004

Basic earnings per common share:
Net income	$9,965	$8,486
Weighted average shares outstanding	16,589	17,833
Basic earnings per common share	$0.60	$0.48

Earnings per common share - assuming dilution:
Net income	$9,965	$8,486

Weighted average shares outstanding	16,589	17,833
Dilutive effect of outstanding common stock options	193	316
Diluted weighted average shares outstanding	16,782	18,149
Earnings per common share - assuming dilution	$0.59	$0.47

5.              Stock-Based Compensation

Effective at the beginning of fiscal 2002, we elected to expense the cost of employee stock options in accordance with the fair value method contained in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock-Based Compensation. Under SFAS No. 123, the fair value for options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. The election was effective as of the beginning of fiscal 2002 and applies to all stock options issued after the effective date.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123. We expect to continue using the Black-Scholes option pricing model upon the required adoption of SFAS No. 123(R) at the beginning of fiscal 2006. If we had adopted SFAS No. 123 (R) in prior years, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the table which follows. SFAS No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption.

While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of the tax deductions recognized from the exercise of stock options in operating cash flows for the three months ended March 27, 2005 and March 28, 2004 were $251,000 and $1.2 million, respectively.

The following table illustrates the effect on income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended
(In thousands, except per share data)	March 27, 2005	March 28, 2004

Net income (as reported)	$9,965	$8,486
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	144	350
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(147)	(353)
Pro forma net income	$9,962	$8,483

Earnings per share:
Basic - as reported	$0.60	$0.48
Basic - pro forma	$0.60	$0.48
Assuming dilution - as reported	$0.59	$0.47
Assuming dilution - pro forma	$0.59	$0.47

6.              Segment Information

We have defined five reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations and variable interest entities (VIEs).

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and commissary operation located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. VIEs consist of entities in which we are the primary beneficiary, as defined in Note 2, and include BIBP and certain franchisees to which we have extended loans. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

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

Our segment information is as follows:

	Three Months Ended
(In thousands)	March 27, 2005	March 28, 2004
Revenues from external customers:
Domestic Company-owned restaurants	$110,714	$106,173
Domestic commissaries	100,912	94,536
Domestic franchising	14,068	13,445
International	8,121	8,031
Variable interest entities (1)	5,167	—
All others	13,392	14,724
Total revenues from external customers	$252,374	$236,909

Intersegment revenues:
Domestic commissaries	$32,384	$29,133
Domestic franchising	298	194
International	44	66
Variable interest entities (1)	37,867	32,947
All others	3,092	3,348
Total intersegment revenues	$73,685	$65,688

Income (loss) before income taxes:
Domestic Company-owned restaurants (2)	$4,557	$1,935
Domestic commissaries (3)	6,952	5,545
Domestic franchising	12,807	11,837
International	44	216
Variable interest entities (1)	(1,595)	(1,645)
All others	787	607
Unallocated corporate expenses (4)	(7,678)	(4,907)
Elimination of intersegment (profits) losses	(57)	(10)
Total income before income taxes	$15,817	$13,578

Property and equipment:
Domestic Company-owned restaurants	$146,062
Domestic commissaries	74,742
International	2,780
Variable interest entities (5)	6,693
All others	12,041
Unallocated corporate assets	117,753
Accumulated depreciation and amortization	(166,796)
Net property and equipment	$193,275

(1)          The revenues from external customers for variable interest entities are attributable to the four franchise entities to which we have extended loans that qualify as consolidated VIEs.  The intersegment revenues for variable interest entities of $37.9 million in 2005 and $32.9 million in 2004 and the income (loss) before income taxes for variable interest entities of losses of $1.6 million in both 2005 and 2004 are attributable to BIBP.

(2)          The operating results for domestic Company-owned restaurants improved $2.6 million in the first quarter of 2005 as compared to the same period of the prior year. The improved operating results are primarily attributable to the fixed cost leverage associated with increased comparable sales for the first quarter of 3.9% and improved margin from an increase in restaurant pricing, partially offset by increased commodity costs (principally cheese).

(3)          The 2005 results for the domestic commissaries segment improved $1.4 million due to an increased operating margin from product cost savings and lower administrative costs.  The improvement in the commissary operating results was partially offset by a $925,000 pre-tax charge associated with the closing of the Jackson, Mississippi commissary.

(4)          The increase in 2005 unallocated corporate expenses from 2004 is primarily due to a $1.6 million increase in bonuses to business unit and corporate management for meeting pre-established performance goals and increased professional fees, the majority of which related to consulting expenses associated with a project to improve the effectiveness and profitability of our franchisees.

(5)          Represents assets of VIE franchisees to which we have extended loans.

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

At March 27, 2005, we had a net investment of approximately $28.0 million associated with PJUK, our United Kingdom subsidiary, which was substantially composed of goodwill associated with our acquisition of the subsidiary. PJUK has reported deteriorating operating results for the past two years primarily due to lower sales by Perfect Pizza restaurants and a decrease in net franchise units due to restaurant closings. We have developed plans for PJUK to improve its operating results, which include an anticipated increase in net franchise unit openings over the next several years. While our analyses to date do not indicate an impairment of our investment in PJUK has occurred, if these plans are not successful and operating results continue to deteriorate, we may be required to record a significant impairment charge associated with our United Kingdom subsidiary.

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

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we began consolidating the financial results of BIBP in the fourth quarter of 2003. We recognized pre-tax losses of approximately $1.6 million for both the three months ended March 27, 2005 and March 28, 2004 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Deferred Income Tax Assets and Tax Reserves

As of March 27, 2005, the Company had a net deferred income tax asset balance of $14.6 million, of which approximately $9.4 million relates to BIBP’s net operating loss carryforward. We have not provided a valuation allowance for the deferred income tax assets, including BIBP’s net operating losses, since we believe it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our filed position. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, that may impact our ultimate payment for such exposures.

Restaurant Progression:

	Three Months Ended
	March 27, 2005	March 28, 2004

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	568	568
Opened	1	2
Closed	—	(2)
End of period	569	568
International Company-owned:
Beginning of period	1	2
End of period	1	2
U.S. franchised:
Beginning of period	1,997	2,006
Opened	23	20
Closed	(19)	(9)
End of period	2,001	2,017
International franchised:
Beginning of period	263	214
Opened	16	12
Closed	(5)	(4)
End of period	274	222
Total restaurants — end of period	2,845	2,809

Perfect Pizza Restaurant Progression:
Franchised:
Beginning of period	118	135
Opened	1	—
Closed	(5)	(8)
Total restaurants - end of period	114	127

Results of Operations

Variable Interest Entities

As required by FIN 46, beginning in 2004, our operating results include the operating results of BIBP. The consolidation of BIBP had a significant impact on the first quarter of 2005 and the first quarter and full-year 2004 operating results, and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

Consolidation accounting requires the net impact from the consolidation of BIBP to be reflected primarily in three separate components of our statement of income. The first component is the portion of BIBP operating income or loss attributable to the amount of cheese purchased by Company-owned restaurants during the period. This portion of BIBP operating income (loss) is reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses - cost of sales” line item. This approach effectively reports cost of sales for Company-owned restaurants as if the purchasing arrangement with BIBP did not exist and such restaurants were purchasing cheese at the spot market prices (i.e., the impact of BIBP is eliminated in consolidation).

The second component of the net impact from the consolidation of BIBP is reflected in the caption “Loss (income) from the franchise cheese-purchasing program, net of minority interest.” This line item represents BIBP’s income or loss from purchasing cheese at the spot market price and selling to franchised restaurants at a fixed quarterly price, net of any income or loss attributable to the minority interest BIBP shareholders. The amount of income or loss attributable to the BIBP shareholders depends on its cumulative shareholders’ equity balance and the change in such balance during the reporting period.  The third component is reflected as investment income or interest expense depending upon whether BIBP is in a net investment or net borrowing position during the reporting period.

In addition, Papa John’s has extended loans to certain franchisees.  Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of four of these franchisees (representing 33 Papa John’s restaurants), even though we have no ownership interest in them. Beginning in the second quarter of 2004, FIN 46 required Papa John’s to recognize the operating income (losses) generated by these four franchise entities. For the first quarter of 2005, the consolidation of these franchise entities had no significant net impact (less than $25,000) on Papa John’s operating results, generating revenues of $5.2 million, operating expenses of $4.6 million and other expenses (including G&A, depreciation and interest) totaling  $600,000.  Effective at the beginning of the second quarter of 2005, one of these four franchise entities with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party.  The loan from Papa John’s was partially repaid and the remainder was written off in connection with this sale.  Accordingly, beginning in the second quarter of 2005, we will no longer be required to consolidate the operating results of these 19 restaurants.  The portion of the loan written off in connection with the second quarter sale was fully reserved as of the end of the first quarter.  The sale of these restaurants and related loan write-off will not have any significant impact on Papa John’s consolidated financial statements.

Summary of Operating Results

Total revenues were $252.4 million for the first quarter of 2005, representing an increase of 6.5% from revenues of $236.9 million for the same period in 2004. The primary components of the $15.5 million increase in revenues for the first quarter of 2005, as compared to the same 2004 period, were the following:

•                  A $5.2 million increase from the consolidation of 33 franchised restaurants beginning in the second quarter of 2004 resulting from the implementation of FIN 46.

•                  A $4.5 million increase in Company-owned restaurant sales reflecting a 3.9% increase in comparable sales for the quarter ended March 27, 2005.

•                  A $6.4 million increase in commissary sales reflecting the favorable impact of higher commodity prices, principally cheese, partially offset by lower sales volumes.

Our income before income taxes increased 16.5% to $15.8 million in the first quarter of 2005, from $13.6 million for the corresponding period in 2004. Excluding the impact of the consolidation of BIBP for both comparable periods, first quarter 2005 income before income taxes was $17.4 million compared to $15.2 million for the same period in 2004. The increase of $2.2 million in 2005 income before income taxes (excluding the consolidation of BIBP), as compared to the corresponding 2004 period is principally due to the following:

•                  Operating income at Company-owned restaurants increased $2.6 million, primarily due to fixed cost leverage associated with the previously mentioned increase in comparable sales for the period and improved margin from an increase in restaurant pricing, partially offset by increased commodity costs (principally cheese).

•                  Domestic franchising operating income increased $1.0 million as a result of higher royalties from a 3.7% increase in comparable sales for the quarter and lower administrative costs associated with franchise operations.

•                  Commissary operating income increased $1.4 million due to improved operating margin from product cost savings and lower administrative costs.  The first quarter 2005 operating income for the commissary reporting unit includes a pre-tax charge of $925,000 associated with the closing of the Jackson, Mississippi facility at the end of March. The $925,000 pre-tax charge includes severance payments and a write-off of the remaining net book value of the property, net of salvage value.

•                  The favorable year over year impact on operating income of the above items was partially offset by an increase in bonuses to business unit and corporate management for meeting pre-established performance goals and increased professional fees, the majority of which related to consulting expenses associated with a project to improve the effectiveness and profitability of our franchisees.

Diluted earnings per share were $0.59 (including a $0.06 per share charge from the consolidation of BIBP) in the first quarter of 2005, compared to $0.47 (including a $0.05 per share charge from the consolidation of BIBP) in the comparable period in 2004. In December 1999, we began a repurchase program for our common stock. Through March 27, 2005, an aggregate of $434.5 million of shares have been repurchased (representing 16.1 million shares, at an average price of $26.95 per share). The share repurchase activity increased earnings per share by approximately $0.03 for the first quarter of 2005 as compared to the first quarter of 2004.

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $110.7 million for the first quarter of 2005, compared to $106.2 million for the same period in 2004. The 4.3% increase is primarily due to a 3.9% increase in comparable sales for the quarter. Domestic franchise sales for the quarter increased 4.1% to $348.6 million from $335.0 million for the same period in 2004, primarily resulting from a 3.7% increase in comparable sales for the 2005 quarter. Domestic franchise royalties were $13.4 million in the first quarter of 2005, a 3.5% increase from $12.9 million for the comparable period in 2004, primarily due to the increase in franchised sales.

The comparable sales base and average weekly sales for 2005 and 2004 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	March 27, 2005		March 28, 2004
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	569	2,001	568	2,017
Equivalent units	565	1,977	563	1,995
Comparable sales base units	555	1,863	547	1,926
Comparable sales base percentage	98.2%	94.2%	97.1%	96.5%
Average weekly sales - comparable units	$15,155	$13,771	$14,625	$12,968
Average weekly sales - other units	$10,630	$10,172	$10,365	$11,499
Average weekly sales - all units	$15,075	$13,563	$14,503	$12,917

Domestic franchise and development fees were $703,000 in the quarter, including approximately $211,000 recognized upon development cancellation or franchise renewal and transfer, compared to $534,000 (including $134,000 of cancellation, renewal and transfer fees) for the same period in 2004. There were 23 domestic franchise restaurant openings in the first quarter of 2005 compared to 20 in 2004.

Domestic commissary sales increased 6.7% to $100.9 million for the first quarter of 2005, from $94.5 million in the comparable period, primarily due to higher cheese prices that were partially offset by lower volumes resulting from decreased restaurant transactions. Other sales decreased 9.0% to $13.4 million for the first quarter of 2005 from $14.7 million for the comparable period in 2004, primarily as a result of the first quarter of 2004 including the sale of promotional items associated with our March 2004 NCAA national promotion. We did not have a similar promotion in 2005.

International revenues primarily consist of the Papa John’s United Kingdom (U.K.) operations, denominated in British Pounds Sterling and converted to U.S. dollars (86% of international revenues in 2005). Total international revenues were $8.1 million compared to $8.0 million for the same period in 2004, primarily due to revenues from increased unit openings and the impact of a more favorable dollar/pound exchange rate, partially offset by the impact of lower average unit volumes on royalties and commissary sales.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 19.0% in the first quarter of 2005 compared to 16.3% for the same period in 2004, consisting of the following differences:

•                  Cost of sales were 1.6% lower as a percentage of sales in 2004.  The improvement is primarily due to increases in restaurant pricing, partially offset by increases in commodities (principally cheese).  The impact of consolidating BIBP increased the cost of sales by 0.3% and 1.2% for the first quarter of 2005 and 2004, respectively.

•                  Salaries and benefits were 0.7% lower as a percentage of sales in 2005 due to staffing efficiencies and the benefit of restaurant pricing increases.

•                  Advertising and related costs were 0.2% lower as a percentage of sales in 2005 reflecting leverage from increased sales.

•                  Occupancy costs and other operating costs were principally consistent as a percentage of sales on a year over year basis.

Domestic commissary and other margin was 9.0% in the first quarter of 2005 compared to 8.3% for the same period in 2004. Cost of sales was 72.1% of revenues in the first quarter of 2005 and 2004.  The 2005 operating margin was negatively impacted by higher cheese costs incurred by our commissaries (cheese has a fixed-dollar, as opposed to fixed-percentage, mark-up); however, the first quarter 2004 operating margin was negatively impacted by the increased sales of lower margin promotional products.  Salaries and benefits were 6.5% in 2005 as compared to 6.6% for the same period in 2004 and other operating expenses decreased to 12.4% of sales in 2005 from 13.0% in 2004, primarily as a result of the leverage from the increased sales.

The loss from the franchise cheese-purchasing program, net of minority interest, was $1.0 million during the first quarter of 2005 compared to $372,000 for the corresponding quarter in 2004. The loss reported in the first quarter of 2004 was reduced by the recording of approximately $3.7 million of BIBP’s loss attributable to the minority interest shareholders of BIBP, representing the amount of operating loss absorbed by the equity surplus during the period.

International operating margin was 16.1% in 2005 compared to 17.0% in 2004 primarily due to the loss of leverage from lower commissary sales.

General and administrative expenses were $21.7 million or 8.6% of revenues in the first quarter of 2005 compared to $18.5 million or 7.8% of revenues in the same period in 2004. This $3.2 million increase was primarily attributable to $1.6 million increase in bonuses to business unit and corporate management who met pre-established performance goals and increased professional fees the majority of which related to consulting expenses associated with a project to improve the effectiveness and profitability of our franchisees.

A provision for uncollectible notes receivable of $85,000 was recorded in the first quarter of 2005 as compared to $232,000 for the same period in 2004. These provisions were based on our evaluation of our franchise loan portfolio, and primarily relate to specific loans for which certain scheduled payments have been deferred as part of an overall workout arrangement.

Restaurant closure, impairment and disposition losses of $119,000 and $139,000 were recorded in the first quarter of 2005 and 2004, respectively, related to under-performing restaurants that are subject to impairment or identified for closure as required by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Other general expenses were $1.8 million in the first quarter of 2005 compared to $953,000 for the comparable period in 2004.  The 2005 amount includes $925,000 of costs incurred with the previously mentioned closing of the Jackson, Mississippi commissary, $130,000 of costs incurred with restaurant relocations, $197,000 provision for uncollectible accounts receivable and $418,000 associated with disposition and valuation related costs of other assets. The 2004 amount includes $54,000 of restaurant relocation costs, $288,000 of disposition and valuation related costs of other assets and a $453,000 provision for uncollectible accounts receivable.

Depreciation and amortization was $7.4 million (2.9% of revenues) for the first quarter of 2005 as compared to $7.6 million (3.2% of revenues) for the same period in 2004.

Net interest. Net interest expense was $1.1 million in the first quarter of 2005 as compared to $1.3 million in 2004, reflecting a lower average effective interest rate for our debt and increased interest income from investments and notes receivable from franchisees.

Income Tax Expense. The effective income tax rate was 37.0% for the first quarter of 2005 as compared to 37.5% for the corresponding period in 2004. The decrease in the effective tax rate is primarily related to an increase in FICA tax credits associated with an increase in the employer portion of FICA taxes paid on employee tips, which is reported in general and administrative expenses.  This lower effective income tax rate is expected to continue throughout 2005.

Liquidity and Capital Resources

Our debt is comprised of the following:

	March 27, 2005	December 26, 2004

Revolving line of credit	$68,200	$78,500
Debt associated with VIEs *	16,225	15,709
Other	20	21
Total debt	84,445	94,230
Less: current portion of debt	(84,445)	(15,709)
Long-term debt	$—	$78,521

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

The $68.2 million outstanding balance under the line of credit is classified as a current liability as of March 27, 2005 since the line of credit expires in January 2006. We do not anticipate any problems in renewing the line of credit.

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

Cash flow from operations increased to $19.6 million in the first quarter of 2005 from $11.1 million for the comparable period in 2004. The consolidation of BIBP reduced cash flow from operations by approximately $1.6 million in both periods. The primary reasons for the $8.5 million increase in cash flow from operations in the first quarter of 2005 were the increase in operating income, net of income taxes, and favorable working capital changes.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary facilities and Support Services facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in December 1999. During the three months ended March 27, 2005, common stock repurchases of $13.9 million, net debt repayments of $8.2 million and capital expenditures of $3.4 million were funded primarily by cash flow from operations, proceeds from stock option exercises and available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to $450.0 million of our common stock through December 25, 2005. At March 27, 2005, a total of 16.1 million shares have been repurchased for $434.5 million at an average price of $26.95 per share since the repurchase program started in 1999. There have been no share repurchases since March 27, 2005.

We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2005 from operating cash flows and the $84.1 million remaining availability under our line of credit, reduced for certain outstanding letters of credit. Our debt, which is primarily due to the share repurchase program, was $84.4 million (including $16.2 million associated with BIBP and other consolidated VIEs) at March 27, 2005, compared to $94.2 million (including $15.7 million associated with BIBP and other consolidated VIEs) at December 26, 2004.

Forward Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to the uncertainties associated with litigation; increases in advertising, promotions and discounting by competitors, which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to open new restaurants and operate new and existing restaurants profitably; increases in or sustained high levels of food, labor, utilities, fuel, employee benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers if needed; health- or disease-related disruptions or consumer concerns about the commodity supply; economic and political and health conditions in the countries in which the Company or its franchisees operate; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; higher than anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime; and labor shortages in various markets resulting in higher required wage rates. The above factors might be especially harmful to the financial viability of franchises in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Our international operations are subject to additional factors, including currency regulations and fluctuations; differing cultures and consumer preferences; diverse government regulations and structures; ability to source high quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees. See “Part I. Item 1. – Business Section – Forward-Looking Statements” of the Annual Report on Form 10-K for the fiscal year ended December 26, 2004 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at March 27, 2005 is principally comprised of a $68.2 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 62.5 to 100.0 basis point spread, tiered based upon debt and cash flow levels. In November 2001, we entered into an interest rate swap agreement that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

The effective interest rate on the line of credit, including the impact of the interest rate swap agreement, was 5.64% as of March 27, 2005. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of March 27, 2005, as mitigated by the interest rate swap based on present interest rates, would increase annual interest expense approximately $82,000. The annual impact of a 100 basis point increase in interest rates on the debt associated with VIEs would be $162,000.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our first quarter of 2005 and first quarter and full-year 2004 operating results and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the first quarter of 2006 (based on the April 28, 2005 Chicago Mercantile Exchange (CME) milk futures market prices) and actual prices in 2004:

	2006				2005				2004
	BIBP Block Price		Actual Block Price		BIBP Block Price		Actual Block Price		BIBP Block Price	Actual Block Price

Quarter 1	$1.550	*	$1.425	*	$1.520		$1.539		$1.220	$1.426
Quarter 2	N/A		N/A		1.550		1.508	*	1.326	2.012
Quarter 3	N/A		N/A		1.682	*	1.552	*	1.556	1.528
Quarter 4	N/A		N/A		1.610	*	1.480	*	1.535	1.617
Full Year	N/A		N/A		$1.591	*	$1.520	*	$1.409	$1.646

*amounts are estimates based on futures prices

N/A - not available

Based on the above-noted CME milk futures market prices, and the actual second quarter and projected third- and fourth-quarter 2005 and first-quarter 2006 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase (decrease) our operating income as follows (in thousands):

	Increase / (decrease)

Quarter 1 - 2005	$(1,595)
Quarter 2 - 2005	1,038	*
Quarter 3 - 2005	3,034	*
Quarter 4 - 2005	3,572	*
Full Year - 2005	$6,049	*

Quarter 1 - 2006	$3,477	*

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $450.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 25, 2005. Through March 27, 2005, a total of 16.1 million shares with an aggregate cost of $434.5 million and an average price of $26.95 per share have been repurchased under this program and placed in treasury. The following table summarizes our repurchases by fiscal period during the first quarter of 2005 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

12/27/2004 - 01/23/2005	131	$34.38	15,848	$24,940
01/24/2005 - 02/20/2005	109	$34.52	15,957	$21,178
02/21/2005 - 03/27/2005	163	$34.74	16,120	$15,528

Item 6.  Exhibits

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 15(e)

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 15(e)

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements. Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 (Commission File No. 0-21660) is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 4, 2005	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer