Form 10-Q
period 2005-06-26
PAPA JOHNS INTERNATIONAL INC
filed 2005-08-03
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2005

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

Yes  ☒          No  ☐

At July 28, 2005, there were outstanding 17,135,093 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	June 26, 2005	December 26, 2004
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$21,793	$14,698
Accounts receivable	21,998	28,384
Inventories	21,847	23,230
Prepaid expenses and other current assets	11,072	15,208
Deferred income taxes	9,087	7,624
Total current assets	85,797	89,144

Investments	8,199	8,552
Net property and equipment	187,007	197,103
Notes receivable from franchisees and affiliates	7,803	6,828
Deferred income taxes	4,951	6,117
Goodwill	48,876	51,071
Other assets	14,907	15,672

Total assets	$357,540	$374,487

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,853	$35,934
Income and other taxes	14,181	17,270
Accrued expenses	44,968	44,771
Current portion of debt	63,519	15,709
Total current liabilities	149,521	113,684

Unearned franchise and development fees	8,060	8,208
Long-term debt, net of current portion	—	78,521
Other long-term liabilities	32,527	34,851

Stockholders’ equity:
Preferred stock	—	—
Common stock	331	325
Additional paid-in capital	262,363	242,656
Accumulated other comprehensive income (loss)	38	(555)
Retained earnings	337,977	317,142
Treasury stock	(433,277)	(420,345)
Total stockholders’ equity	167,432	139,223

Total liabilities and stockholders’ equity	$357,540	$374,487

Note:   The balance sheet at December 26, 2004 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Domestic revenues:
Company-owned restaurant sales	$110,558	$102,271	$221,272	$208,444
Variable interest entities restaurant sales	2,293	5,045	7,460	5,045
Franchise royalties	12,908	12,120	26,273	25,031
Franchise and development fees	807	474	1,510	1,008
Commissary sales	95,496	89,615	196,408	184,151
Other sales	12,059	12,897	25,451	27,621
International revenues:
Royalties and franchise and development fees	1,922	1,570	4,044	3,334
Restaurant and commissary sales	6,091	6,045	12,090	12,312
Total revenues	242,134	230,037	494,508	466,946
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	23,585	26,688	48,825	52,547
Salaries and benefits	34,205	32,638	68,344	66,157
Advertising and related costs	9,946	9,282	19,557	18,729
Occupancy costs	6,561	6,400	13,161	12,801
Other operating expenses	14,025	13,444	28,091	27,087
Total domestic Company-owned restaurant expenses	88,322	88,452	177,978	177,321
Variable interest entities restaurant expenses	1,931	4,681	6,543	4,681
Domestic commissary and other expenses:
Cost of sales	78,477	73,446	160,905	152,243
Salaries and benefits	7,089	7,020	14,543	14,199
Other operating expenses	12,234	14,963	26,404	29,200
Total domestic commissary and other expenses	97,800	95,429	201,852	195,642
Loss (gain) from the franchise cheese purchasing program, net of minority interest	(167)	13,972	842	14,344
International operating expenses	5,072	5,006	10,107	10,208
General and administrative expenses	22,330	17,575	44,058	36,109
Provision for uncollectible notes receivable	215	4	300	236
Restaurant closure, impairment and disposition losses	75	28	194	167
Other general expenses	1,063	434	2,825	1,387
Depreciation and amortization	7,294	7,817	14,668	15,378
Total costs and expenses	223,935	233,398	459,367	455,473
Operating income (loss)	18,199	(3,361)	35,141	11,473
Investment income	369	143	746	284
Interest expense	(1,313)	(899)	(2,815)	(2,296)
Income (loss) before income taxes	17,255	(4,117)	33,072	9,461
Income tax expense (benefit)	6,385	(1,544)	12,237	3,548
Net income (loss)	$10,870	$(2,573)	$20,835	$5,913

Basic earnings (loss) per common share	$.65	$(.15)	$1.25	$.34
Earnings (loss) per common share - assuming dilution	$.64	$(.15)	$1.24	$.33

Basic weighted average shares outstanding	16,668	17,402	16,629	17,617
Diluted weighted average shares outstanding	16,873	17,402	16,858	17,855

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
	Common		Additional	Other			Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 28, 2003	18,113	$317	$219,584	$(3,116)	$293,921	$(351,434)	$159,272
Comprehensive income:
Net income	—	—	—	—	5,913	—	5,913
Change in valuation of interest rate swap agreement, net of tax of $873	—	—	—	1,425	—	—	1,425
Other, net	—	—	—	115	—	—	115
Comprehensive income							7,453
Exercise of stock options	396	4	10,250	—	—	—	10,254
Tax benefit related to exercise of non-qualified stock options	—	—	1,255	—	—	—	1,255
Acquisition of treasury stock	(1,579)	—	—	—	—	(50,728)	(50,728)
Other	—	—	1,151	—	—	—	1,151
Balance at June 27, 2004	16,930	$321	$232,240	$(1,576)	$299,834	$(402,162)	$128,657

Balance at December 26, 2004	16,730	$325	$242,656	$(555)	$317,142	$(420,345)	$139,223
Comprehensive income:
Net income	—	—	—	—	20,835	—	20,835
Change in valuation of interest rate swap agreement, net of tax of $442	—	—	—	678	—	—	678
Other, net	—	—	—	(85)	—	—	(85)
Comprehensive income							21,428
Issuance of common stock from treasury stock	27	—	—	—	—	1,000	1,000
Exercise of stock options	612	6	16,851	—	—	—	16,857
Tax benefit related to exercise of non-qualified stock options	—	—	1,966	—	—	—	1,966
Acquisition of treasury stock	(403)	—	—	—	—	(13,932)	(13,932)
Other	—	—	890	—	—	—	890
Balance at June 26, 2005	16,966	$331	$262,363	$38	$337,977	$(433,277)	$167,432

At June 27, 2004, the accumulated other comprehensive loss of $1,576 was comprised of net unrealized loss on the interest rate swap agreement of $1,773, net unrealized loss on investments of $31 and unrealized foreign currency translation gains of $228.

At June 26, 2005, the accumulated other comprehensive gain of $38 was comprised of unrealized foreign currency translation gains of $323, and net unrealized gain on investments of $2, offest by net unrealized loss on the interest rate swap agreement of $287.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 26, 2005	June 27, 2004

Operating activities
Net income	$20,835	$5,913
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant closure, impairment and disposition losses	194	167
Provision for uncollectible accounts and notes receivable	1,327	1,537
Depreciation and amortization	14,668	15,378
Deferred income taxes	(753)	(1,130)
Tax benefit related to exercise of non-qualified stock options	1,966	1,255
Other	1,354	696
Changes in operating assets and liabilities:
Accounts receivable	4,694	(3,683)
Inventories	1,296	(229)
Prepaid expenses and other current assets	4,272	(1,411)
Other assets and liabilities	(1,170)	(4,232)
Accounts payable	(7,944)	(4,945)
Income and other taxes	(3,088)	(5,441)
Accrued expenses	325	443
Unearned franchise and development fees	(148)	1,823
Net cash provided by operating activities	37,828	6,141
Investing activities
Purchase of property and equipment	(6,658)	(10,341)
Proceeds from sale of property and equipment	44	3,402
Purchase of investments	(5,397)	(2,180)
Proceeds from sale or maturity of investments	5,800	1,988
Loans to franchisees and affiliates	(2,770)	(2,100)
Loan repayments from franchisees and affiliates	3,630	1,733
Proceeds from divestitures of restaurants	—	78
Net cash used in investing activities	(5,351)	(7,420)
Financing activities
Net proceeds (repayments) from line of credit facility	(29,300)	32,500
Net proceeds from short-term debt - variable interest entities	225	9,557
Payments on long-term debt	—	(250)
Proceeds from issuance of common stock from treasury stock	1,000	—
Proceeds from exercise of stock options	16,857	10,254
Acquisition of treasury stock	(13,932)	(50,728)
Other	(123)	(50)
Net cash provided by (used in) financing activities	(25,273)	1,283
Effect of exchange rate changes on cash and cash equivalents	(109)	127
Change in cash and cash equivalents	7,095	131
Cash resulting from consolidation of variable interest entities	—	254
Cash and cash equivalents at beginning of period	14,698	7,071

Cash and cash equivalents at end of period	$21,793	$7,456

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 26, 2005

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 26, 2005, are not necessarily indicative of the results that may be expected for the year ended December 25, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 26, 2004.

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

In general, a VIE is a corporation, partnership, limited-liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special purpose entity formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $36.6 million and $74.4 million of cheese from BIBP for the three and six months ended June 26, 2005, respectively, and $33.4 million and $66.3 million of cheese for the comparable periods in 2004, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE, and we began consolidating the balance sheet of BIBP as of December 28, 2003. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized pre-tax losses of $185,000 ($117,000 net of tax, or $0.01 per share) and $1.8 million ($1.1 million net of tax, or $0.06 per share) for the three and six months ended June 26, 2005, respectively and pretax losses of $18.3 million ($11.5 million net of tax, or $0.66 per share) and $20.0 million ($12.5 million net of tax, or $0.70 per share) for the comparable periods in 2004, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has an $18.0 million line of credit with a commercial bank. The $18.0 million line of credit is not guaranteed by Papa John’s. If the bank line of credit is substantially utilized, Papa John’s will provide additional funding in the form of a loan to BIBP. As of June 26, 2005, BIBP had outstanding borrowings of $14.3 million under the commercial bank facility and $12.7 million from Papa John’s (the $12.7 million outstanding balance from Papa John’s is eliminated upon consolidation of the financial results of BIBP with Papa John’s).

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s is deemed the primary beneficiary of three franchise entities as of June 26, 2005 and four franchise entities as of December 26, 2004, even though we have no ownership interest in them. Effective at the beginning of the second quarter of 2005, one of the franchisees, with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party. The loan from Papa John’s was partially repaid and the remainder was written off in connection with the sale. The portion of the loan written off in connection with the second quarter sale was fully reserved as of the end of the first quarter. Accordingly, the financial statements as of and for the three months ended June 26, 2005 exclude the financial position and operating results of this entity. The sale of these restaurants and related loan write-off did not have any significant impact on Papa John’s second quarter consolidated operating results.

The three remaining franchise entities consolidated at June 26, 2005 operate a total of 14 restaurants with annual revenues approximating $9.0 million. Our net loan balance receivable from these three entities is $1.9 million at June 26, 2005, with no further funding commitments. The consolidation of these entities resulted in the recording of goodwill approximating $557,000 and the elimination of the $1.9 million net loan balance receivable. The consolidation of the franchise entities has had no significant impact on Papa John’s operating results and is not expected to be significant in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of June 26, 2005 and December 26, 2004:

	June 26, 2005			December 26, 2004
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$1,787	$75	$1,862	$1,666	$115	$1,781
Accounts receivable	—	14	14	—	59	59
Accounts receivable - Papa John’s	3,617	—	3,617	6,484	—	6,484
Other assets	1,281	416	1,697	193	594	787
Net property and equipment	—	1,223	1,223	—	3,794	3,794
Goodwill	—	557	557	—	2,752	2,752
Deferred income taxes	9,473	—	9,473	8,817	—	8,817
Total assets	$16,158	$2,285	$18,443	$17,160	$7,314	$24,474

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$4,998	$243	$5,241	$7,777	$1,260	$9,037
Short-term debt - third party	14,300	—	14,300	14,075	1,634	15,709
Short-term debt - Papa John’s	12,692	1,855	14,547	10,000	3,575	13,575
Total liabilities	$31,990	$2,098	$34,088	$31,852	$6,469	$38,321
Stockholders’ equity (deficit)	(15,832)	187	(15,645)	(14,692)	845	(13,847)
Total liabilities and stockholders’ equity (deficit)	$16,158	$2,285	$18,443	$17,160	$7,314	$24,474

3.              Debt

Our debt is comprised of the following (in thousands):

	June 26,	December 26,
	2005	2004

Revolving line of credit	$49,200	$78,500
Debt associated with VIEs *	14,300	15,709
Other	19	21
Total debt	63,519	94,230
Less: current portion of debt	(63,519)	(15,709)
Long-term debt	$—	$78,521

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

The Company expects to renew the revolving line of credit prior to its expiration in January 2006.

4.              Calculation of Earnings (Loss) Per Share

The calculations of basic earnings (loss) per common share and earnings (loss) per common share – assuming dilution are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Basic earnings (loss) per common share:
Net income (loss)	$10,870	$(2,573)	$20,835	$5,913
Weighted average shares outstanding	16,668	17,402	16,629	17,617
Basic earnings (loss) per common share	$0.65	$(0.15)	$1.25	$0.34

Earnings (loss) per common share - assuming dilution:
Net income (loss)	$10,870	$(2,573)	$20,835	$5,913

Weighted average shares outstanding	16,668	17,402	16,629	17,617
Dilutive effect of outstanding common stock options	205	—	229	238
Diluted weighted average shares outstanding	16,873	17,402	16,858	17,855
Earnings (loss) per common share - assuming dilution	$0.64	$(0.15)	$1.24	$0.33

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123. We expect to continue using the Black-Scholes option pricing model upon the required adoption of SFAS No. 123(R) at the beginning of fiscal 2006. If we had adopted SFAS No. 123(R) in prior years, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the table which follows. SFAS No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required currently. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of the tax deductions recognized from the exercise of stock options in operating cash flows for the six months ended June 26, 2005 and June 27, 2004 were $2.0 million and $1.3 million, respectively.

The following table illustrates the effect on income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Net income (loss) - as reported	$10,870	$(2,573)	$20,835	$5,913
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	431	376	575	726
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(433)	(376)	(580)	(729)
Pro forma net income (loss)	$10,868	$(2,573)	$20,830	$5,910

Earnings (loss) per share:
Basic - as reported	$0.65	$(0.15)	$1.25	$0.34
Basic - pro forma	$0.65	$(0.15)	$1.25	$0.34
Assuming dilution - as reported	$0.64	$(0.15)	$1.24	$0.33
Assuming dilution - pro forma	$0.64	$(0.15)	$1.24	$0.33

6.              Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Net income (loss)	$10,870	$(2,573)	$20,835	$5,913
Change in valuation of swap agreement, net of tax	158	1,222	678	1,425
Other, net	(54)	38	(85)	115
Comprehensive income (loss)	$10,974	$(1,313)	$21,428	$7,453

7.              Segment Information

We have defined five reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations and variable interest entities (VIEs).

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings and soft drinks, to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and commissary operation located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. VIEs consist of entities in which we are the primary beneficiary, as defined in Note 2, and include BIBP and certain franchisees to which we have extended loans. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

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

Our segment information is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Revenues from external customers:
Domestic Company-owned restaurants	$110,558	$102,271	$221,272	$208,444
Domestic commissaries	95,496	89,615	196,408	184,151
Domestic franchising	13,715	12,594	27,783	26,039
International	8,013	7,615	16,134	15,646
Variable interest entities (1)	2,293	5,045	7,460	5,045
All others	12,059	12,897	25,451	27,621
Total revenues from external customers	$242,134	$230,037	$494,508	$466,946

Intersegment revenues:
Domestic commissaries	$29,460	$27,080	$61,844	$56,213
Domestic franchising	305	194	603	388
International	50	44	94	110
Variable interest entities (1)	36,582	33,398	74,449	66,345
All others	2,666	2,661	5,758	6,009
Total intersegment revenues	$69,063	$63,377	$142,748	$129,065

Income (loss) before income taxes:
Domestic Company-owned restaurants (2)	$6,021	$2,180	$10,578	$4,115
Domestic commissaries (3)	6,400	3,594	13,352	9,139
Domestic franchising	12,206	10,846	25,013	22,683
International	35	(49)	79	167
Variable interest entities (1)	(185)	(18,360)	(1,780)	(20,005)
All others	886	(153)	1,673	454
Unallocated corporate expenses (4)	(7,904)	(2,094)	(15,582)	(7,001)
Elimination of intersegment profits	(204)	(81)	(261)	(91)
Total income (loss) before income taxes	$17,255	$(4,117)	$33,072	$9,461

Property and equipment:
Domestic Company-owned restaurants	$146,204
Domestic commissaries	72,794
International	2,919
Variable interest entities (5)	2,132
All others	12,178
Unallocated corporate assets	119,386
Accumulated depreciation and amortization	(168,606)
Net property and equipment	$187,007

(1)          The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities are attributable to BIBP. The income (loss) before income taxes for variable interest entities primarily relates to BIBP.

(2)          The operating results for domestic Company-owned restaurants improved $3.8 million and $6.5 million for the three and six months ended June 26, 2005, respectively, primarily due to the fixed cost leverage associated with an increase in comparable sales for the corresponding periods and improved margin from an increase in restaurant pricing (including the impact of a delivery charge implementation for the majority of Company-owned restaurants in June 2005), partially offset by increased commodity costs (principally cheese).

(3)          Commissary operating income increased $2.8 million and $4.2 million for the three- and six-month periods ended June 26, 2005, respectively, primarily due to improved operating margin and lower administrative costs. The year-to-date 2005 operating income for the commissary reporting unit includes a pre-tax charge of $925,000 associated with the closing of the Jackson, Mississippi facility at the end of March. The $925,000 pre-tax charge includes severance payments and a write-off of the remaining net book value of the property, net of salvage value.

(4)          Unallocated corporate expenses increased $5.8 million and $8.6 million for the three- and six-month periods ended June 26, 2005, respectively, consisting primarily of an increase in bonuses of $1.9 million and $3.4 million for the three- and six-month periods ended June 26, 2005, respectively, to business unit and corporate management for meeting pre-established performance goals, an increase in employee benefit costs of approximately $1.6 million and $1.2 million for the three- and six-month periods ended June 26, 2005, respectively, (primarily payroll taxes associated with stock option exercises, an increase in the amount of FICA taxes paid on employee tips and increased health insurance costs) and increased professional fees of $700,000 and $2.2 million for the three- and six-month periods ended June 26, 2005, respectively, the majority of which related to consulting expenses associated with a project to improve the effectiveness and profitability of our franchisees. Additionally, the second quarter and year-to-date 2004 results included a $550,000 gain on the sale of unused property.

(5)          Represents property and equipment of VIE franchisees to which we have extended loans.

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

Long-Lived and Intangible Assets

The recoverability of long-lived assets is evaluated if impairment indicators exist.  Indicators of impairment include historical financial performance, operating trends and our future operating plans.  If impairment indicators exist, we evaluate the recoverability of long-lived assets on an operating unit basis (e.g., an individual restaurant) based on undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. Recorded values for long-lived assets that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or net realizable value for assets held for sale.

The recoverability of intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the fair value derived from discounted expected cash flows of the reporting unit to its carrying value.

At June 26, 2005, we had a net investment of approximately $27.0 million associated with PJUK, our United Kingdom subsidiary, which was substantially composed of goodwill associated with our acquisition of the subsidiary. PJUK has reported deteriorating operating results for the past two years primarily due to lower sales by Perfect Pizza restaurants and a decrease in net franchise units due to restaurant closings. We are assessing possible strategic alternatives for PJUK, including initiatives designed to improve its operating results, which include an anticipated increase in net franchise unit openings over the next several years. While our analyses to date do not indicate an impairment of our investment in PJUK has occurred, if these plans are not successful and operating results continue to deteriorate, we may be required to record a significant impairment charge associated with our United Kingdom subsidiary.

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

Effective October 2004, a third party commercial insurance company began providing fully insured coverage to franchisees participating in the franchise insurance program and we ceased providing new coverage via our captive insurance subsidiary. Accordingly, this new arrangement eliminates our risk of loss for franchise insurance coverage written after September 2004. Our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon periodic actuarial valuations.

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we began consolidating the financial results of BIBP in the fourth quarter of 2003. We recognized pre-tax losses of approximately $185,000 and $1.8 million for the three and six months ended June 26, 2005, respectively, and $18.3 million and $20.0 million for the three and six months ended June 27, 2004 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Deferred Income Tax Assets and Tax Reserves

As of June 26, 2005, the Company had a net deferred income tax asset balance of $14.0 million, of which approximately $9.5 million relates to BIBP’s net operating loss carryforward. We have not provided a valuation allowance for the deferred income tax assets, including BIBP’s net operating losses, since we believe it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our filed position. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact our ultimate payment for such exposures.

Restaurant Progression:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	569	568	568	568
Opened	1	1	2	3
Closed	—	(3)	—	(5)
Acquired	2	—	2	—
Sold	(2)	—	(2)	—
End of period	570	566	570	566
International Company-owned:
Beginning of period	1	2	1	2
Sold to franchisees	—	(1)	—	(1)
End of period	1	1	1	1
U.S. franchised:
Beginning of period	2,001	2,017	1,997	2,006
Opened	29	18	52	38
Closed	(18)	(51)	(37)	(60)
Acquired	2	—	2	—
Sold	(2)	—	(2)	—
End of period	2,012	1,984	2,012	1,984
International franchised:
Beginning of period	274	222	263	214
Opened	23	7	39	19
Converted	1	—	1	—
Closed	(6)	(10)	(11)	(14)
Acquired from Company	—	1	—	1
End of period	292	220	292	220
Total restaurants — end of period	2,875	2,771	2,875	2,771

Perfect Pizza Restaurant Progression:
Franchised
Beginning of period	114	127	118	135
Opened	2	2	3	2
Converted	(1)	—	(1)	—
Closed	(1)	(5)	(6)	(13)
Total restaurants - end of period	114	124	114	124

Results of Operations

Variable Interest Entities

As required by FIN 46, beginning in 2004, our reported operating results include the operating results of BIBP. The consolidation of BIBP had a significant impact on our operating results during the first six months of 2005 and for the six-month and full-year operating results reported in 2004, and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

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

In addition, Papa John’s has extended loans to certain franchisees.  Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. Beginning in the second quarter of 2004, FIN 46 required Papa John’s to recognize the operating income (losses) generated by four franchise entities operating a total of 33 restaurants with annual sales approximating $20.0 million. Effective at the beginning of the second quarter of 2005, one of these four franchise entities with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party. The loan from Papa John’s was partially repaid and the remainder was written off in connection with this sale.  Accordingly, beginning in the second quarter of 2005, we were no longer required to consolidate the operating results of these 19 restaurants. The portion of the loan written off in connection with the second-quarter sale was fully reserved as of the end of the first quarter. The sale of these restaurants and related loan write-off did not have any significant impact on Papa John’s second quarter consolidated statement of operations.  For the three and six months ended June 26, 2005 and June 27, 2004, the consolidation of the applicable franchise entities had no significant net impact (less than $25,000) on Papa John’s operating results.

Summary of Operating Results

Total revenues were $242.1 million for the second quarter of 2005 representing an increase of  $12.1 million, or 5.3%, from revenues of $230.0 million for the comparable period in 2004.  For the six-month period ended June 26, 2005, total revenues were $494.5 million representing an increase of $27.6 million, or 5.9%, from revenues of $466.9 million for the same period in 2004.  The primary components of the increase in revenues for both the three- and six-month periods are the following:

•                  An  $8.3 million and $12.8 million increase, respectively, in Company-owned restaurant revenues for the three- and six-month periods ended June 26, 2005, as compared to corresponding periods in the prior year. The increase in Company-owned restaurant revenues is due to an increase in comparable sales.

•                  A $5.9 million and $12.3 million increase, respectively, in domestic commissary sales reflecting the favorable impact of higher commodity prices, principally cheese.

•                  These increases were partially offset by a $2.8 million reduction in variable interest entities restaurant sales for the second quarter due to the above-noted sale of one of the previously-consolidated franchise entities to a third party as of the beginning of the second quarter of 2005. These increases were enhanced by a $2.4 million increase in variable interest entities restaurant sales for the six months ended June 26, 2005, as the consolidation of such entities did not begin until the second quarter of 2004.

Our income before income taxes was $17.3 million for the three months ended June 26, 2005 compared to a loss before income taxes of $4.1 million for the corresponding period in 2004. For the six months ended June 26, 2005, our income before income taxes was $33.1 million compared to $9.5 million for the corresponding period in 2004. Excluding the impact of the consolidation of BIBP for comparable periods, second quarter 2005 income before income taxes was $17.4 million, an increase of $3.2 million over 2004 results, and income before income taxes for the six months ended June 26, 2005 was $34.9 million, an increase of $5.4 million over 2004 results. This increase of $3.2 million and $5.4 million, respectively, for the three- and six-month periods ended June 26, 2005 (excluding the consolidation of BIBP) is principally due to the following:

•                  Operating income at Company-owned restaurants increased $3.8 million and $6.5 million for the three- and six-month periods ended June 26, 2005, respectively, primarily due to the fixed cost leverage associated with an increase in comparable sales (see more detailed information below) for the corresponding periods and improved margin from an increase in restaurant pricing (including the impact of a delivery charge implementation for the majority of Company-owned restaurants in June 2005), partially offset by increased commodity costs (principally cheese).

•                  Domestic franchising operating income increased $1.4 million and $2.3 million for the three- and six-month periods ended June 26, 2005, respectively, primarily as a result of increased domestic unit openings and higher royalties due to an increase in comparable sales for domestic franchisees for the corresponding periods.

•                  Commissary operating income increased $2.8 million and $4.2 million for the three- and six-month periods ended June 26, 2005, respectively, primarily due to improved operating margin and lower administrative costs. The year-to-date 2005 operating income for the commissary reporting unit includes a pre-tax charge of $925,000 associated with the closing of the Jackson, Mississippi facility at the end of March. The $925,000 pre-tax charge includes severance payments and a write-off of the remaining net book value of the property, net of salvage value.

•                  The Company’s franchise insurance program (reported in the All Others segment information) incurred a net loss of $150,000 and $475,000 for the three- and six-month periods ended June 26, 2005, respectively. This represented an improvement of approximately $1.0 million in operating results for both the three- and six-month periods ended June 26, 2005, as compared to the corresponding 2004 periods.

•                  The favorable year-over-year impact on operating income of the above items for both the three- and six-month periods was partially offset by an increase in unallocated corporate expenses of $5.8 million and $8.6 million, consisting primarily of an increase in bonuses of $1.9 million and $3.4 million for the three- and six-month periods ended June 26, 2005, respectively, to business unit and corporate management for meeting pre-established performance goals, an increase in employee benefit costs of approximately $1.6 million and $1.2 million for the three- and six-month periods ended June 26, 2005, respectively, (primarily payroll taxes associated with stock option exercises, an increase in the amount of FICA taxes paid on employee tips and increased health insurance costs) and increased professional fees of $700,000 and $2.2 million for the three- and six-month periods ended June 26, 2005, respectively, the majority of which related to consulting expenses associated with a project to improve the effectiveness and profitability of our franchisees. Additionally, the second quarter and year-to-date 2004 results included a $550,000 gain on the sale of unused property.

Diluted earnings per share were $0.64 (including a $0.01 per share charge from the consolidation of BIBP) in the second quarter of 2005, compared to a loss of $0.15 (including a $0.66 per share charge from the consolidation of BIBP) in the comparable period of 2004. For the six months ended June 26, 2005, diluted earnings per share were $1.24 per share (including a per share charge of $0.06 per share from the consolidation of BIBP), compared to $0.33 per share (including a per share charge of $0.70 from the consolidation of BIBP) for the comparable period in 2004.  In December 1999, we began a repurchase program for our common stock. Through June 26, 2005, an aggregate of $434.5 million of shares have been repurchased (representing 16.1 million shares, at an average price of $26.95 per share). The share repurchase activity during the past twelve months increased earnings per share by approximately $0.03 for the second quarter of 2005 and $0.06 on a year-to-date basis.

Review of Operating Results

Revenues.  Domestic Company-owned restaurant sales increased 8.1% to $110.6 million for the three months ended June 26, 2005, from $102.3 million for the same period in 2004, and increased 6.2% to $221.3 million for the six months ended June 26, 2005 from $208.4 million for the comparable period in 2004. These increases are primarily due to comparable sales increases of 7.6% and 5.7% for the three- and six-month periods in 2005.

Domestic franchise sales increased 7.0% to $340.5 million for the three months ended June 26, 2005, from $318.3 million for the same period in 2004, and increased 5.5% to $689.1 million for the six months ended June 26, 2005, from $653.3 million for the same period in 2004. The increase for the three months ended June 26, 2005, primarily resulted from a 5.6% increase in comparable sales for the 2005 second quarter and a 0.4% increase in the number of equivalent franchise units. The increase for the six months ended June 26, 2005, primarily resulted from a 4.6% increase in comparable sales.   Domestic franchise royalties increased 6.5% to $12.9 million for the three months ended June 26, 2005, from $12.1 million for the comparable period in 2004, and increased 5.0% to $26.3 million for the six-month period in 2005 as compared to $25.0 million for the comparable period in 2004. The increase for the three- and six-month periods ended June 26, 2005 is due to the previously mentioned increase in franchise sales.

The comparable sales base and average weekly sales for 2005 and 2004 for domestic corporate and franchised restaurants consisted of the following:

	Three Months Ended
	June 26, 2005		June 27, 2004
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	570	2,012	566	1,984
Equivalent units	567	1,991	563	1,982
Comparable sales base units	557	1,866	548	1,890
Comparable sales base percentage	98.2%	93.7%	97.3%	95.4%
Average weekly sales - comparable units	$15,084	$13,371	$14,054	$12,482
Average weekly sales - other units	$10,043	$9,945	$10,976	$9,702
Average weekly sales - all units	$14,993	$13,157	$13,972	$12,353

	Six Months Ended
	June 26, 2005		June 27, 2004
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	570	2,012	566	1,984
Equivalent units	566	1,984	563	1,988
Comparable sales base units	556	1,865	548	1,908
Comparable sales base percentage	98.2%	94.0%	97.2%	96.0%
Average weekly sales - comparable units	$15,119	$13,571	$14,339	$12,727
Average weekly sales - other units	$10,332	$10,053	$10,660	$10,472
Average weekly sales - all units	$15,034	$13,359	$14,237	$12,636

Domestic franchise and development fees were $807,000 for the three months ended June 26, 2005, including approximately $172,000 recognized upon development cancellation or franchise renewal and transfer, compared to $474,000 for the same period in 2004 and increased to $1.5 million for the six months ended June 26, 2005, including approximately $383,000 recognized upon development cancellation or franchise renewal and transfer, from $1.0 million for the same period in 2004. These increases were due to 29 and 52 domestic franchise openings, during the three and six months ended June 26, 2005, respectively, compared to 18 and 38, respectively, opened during the same periods in 2004.

Domestic commissary sales increased $5.9 million, or 6.6%, to $95.5 million for the three months ended June 26, 2005, from $89.6 million for the comparable period in 2004 and increased $12.3 million, or 6.7%, to $196.4 for the six months ended June 26, 2005, from $184.2 million for the comparable period in 2004. The increase in commissary revenue is primarily due to the favorable impact of higher commodity prices, primarily cheese, on commissary sales. Other sales decreased to $12.1 million for the three months ended June 26, 2005, from $12.9 million for the comparable period in 2004, primarily as a result of a decrease in revenues associated with insurance-related services provided to franchisees.  Other sales decreased to $25.5 million for the six months ended June 26, 2005 from $27.6 million for the comparable period in 2004, primarily as a result of a decrease in revenues associated with insurance-related services provided to franchisees and the first-quarter promotional item sales associated with our March 2004 NCAA national promotion.  We did not have a similar promotion in 2005.

International revenues consist primarily of the Papa John’s United Kingdom (U.K.) operations, denominated in British Pounds Sterling and converted to U.S. dollars (approximately 86% of international revenues for both the three- and six-month periods in 2005). The remaining international revenues consist of development fees and royalties from other international franchisees and are denominated in U.S. dollars. Total international revenues were $8.0 million for the three months ended June 27, 2005, compared to $7.6 million for the comparable period in 2004, reflecting an increase in unit openings and higher royalty revenue from additional units as compared to the corresponding period in 2004. Total international revenues were $16.1 million for the six months ended June 26, 2005, compared to $15.6 million for the same period in 2004, as revenues from increased unit openings and the impact of a more favorable dollar/pound exchange rate were partially offset by the impact of lower average unit volumes on royalties and commissary sales.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 20.1% and 19.6% for the three and six months ended June 26, 2005, respectively, compared to 13.5% and 14.9% for the same periods in 2004, consisting of the following differences:

•                  Cost of sales were 4.8% and 3.1% lower as a percentage of sales for the three- and six-month periods in 2005 compared to the same periods in 2004. The impact of consolidating BIBP was not significant to cost of sales for both the three and six months ended June 26, 2005; whereas, the consolidation of BIBP increased cost of sales 4.1% and 2.6% for the three and six months ended June 27, 2004. The remaining improvement in cost of sales not explained by the year-over-year impact of BIBP consolidation resulted principally from increases in restaurant pricing, partially offset by increases in commodities (principally cheese).

•                  Salaries and benefits were 1.0% and 0.9% lower as a percentage of sales in 2005, due to staffing efficiencies and the benefit of pricing increases.

•                  Advertising and related costs as a percentage of sales were 0.1% lower in 2005, reflecting leverage from increased sales.

•                  Occupancy and other operating costs, on a combined basis, as a percentage of sales were 0.7% and 0.6% lower in 2005, reflecting the leverage from increased sales.

Domestic commissary and other margin was 9.1% and 9.0% for the three and six months ended June 26, 2005, respectively, compared to 6.9% and 7.6% for the same periods in 2004. Cost of sales was 73.0% of revenues for the three months ended June 26, 2005, compared to 71.6% for the same period in 2004, and 72.5% for the six months ended June 26, 2005, compared to 71.9% for the same period in 2004. These increases are primarily due to higher cheese costs incurred by the commissaries (cheese has a fixed-dollar as opposed to fixed-percentage mark-up). Salaries and benefits as a percentage of sales were relatively consistent at 6.6% for both the three- and six-month periods ended June 26, 2005, compared to 6.8% and 6.7% for the same periods in 2004. Other operating expenses decreased to 11.4% and 11.9% of sales for the three and six months ended June 26, 2005, compared to 14.6% and 13.8% for the same periods in 2004, primarily as a result of a decrease in claims loss reserves related to the franchise insurance program recorded in the second quarter of 2005 as compared to 2004 and the leverage from increased commissary sales.

The Company recorded income from the franchise cheese-purchasing program, net of minority interest, of $167,000 for the three months ended June 26, 2005 compared to a $14.0 million loss for the comparable period in 2004. For the six months ended June 26, 2005, the Company recorded a loss of 842,000 compared to a loss of $14.3 million for the comparable period in 2004. These results represent the portion of BIBP’s operating (income) loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was losses of $185,000 and $1.8 million for the three- and six-month periods ended June 26, 2005, and losses of $18.3 million and $20.0 million for the comparable periods in 2004 (see Company-owned restaurant cost of sales and net interest for other components of total BIBP impact).

International operating margin decreased to 16.7% and 16.4% for the three and six months ended June 26, 2005, from 17.2% and 17.1% for the same periods in 2004 primarily due to the loss of leverage from lower U.K. commissary sales.

General and administrative expenses were $22.3 million, or 9.2% of revenues, for the three months ended June 26, 2005, compared to $17.6 million or 7.6% of revenues for the same period in 2004, and $44.1 million, or 8.9% of revenues, for the six months ended June 26, 2005, compared to $36.1 million, or 7.7% of revenues, for the same period in 2004. The increases for the three- and six-month periods in 2005 are primarily attributable to the previously mentioned increases in unallocated corporate expenses, including bonuses paid to corporate and restaurant management, increases in employee benefit costs and increases in professional fees.

Provisions for uncollectible notes receivable of $215,000 and $300,000 were recorded for the three and six months ended June 26, 2005, respectively, compared to $4,000 and $236,000 for the same periods of 2004. The provisions were based on our evaluation of our franchise loan portfolio.

Restaurant closure, impairment and disposition losses of $75,000 and $194,000 were recorded for the three and six months ended June 26, 2005, respectively, compared to $28,000 and $167,000 for the comparable periods in 2004. These losses are related to under-performing restaurants that are subject to impairment or identified for closure as required by Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Other general expenses were $1.1 million for the three months ended June 26, 2005, compared to net expense of $434,000 for the comparable period in 2004, and $2.8 million for the six months ended June 26, 2005, compared to net expense of $1.4 million for the same period in 2004. The three-month period ended June 26, 2005 included a $235,000 provision for uncollectible accounts receivable, $469,000 of disposition and valuation related costs of other assets and the majority of the remaining balance primarily related to the minority interests’ share of income related to our joint venture arrangements. The three-month period ended June 27, 2004 included a $455,000 provision for uncollectible accounts receivable and $315,000 related to the disposition or valuation losses for other assets, partially offset by a gain of $550,000 related to the sale of unused property. Other general expenses for the six-month period ended June 26, 2005 included a $432,000 provision for uncollectible accounts receivable, $925,000 of costs incurred with the closing of the Jackson, Mississippi commissary, $887,000 of disposition and valuation related costs of other assets, $191,000 of costs incurred with restaurant relocations and the remaining balance primarily related to the minority interests’ share of income related to our joint venture arrangements. The six-month period ended June 27, 2004, included $130,000 of restaurant relocation costs, $736,000 of disposition and valuation related costs of other assets and a $898,000 provision for uncollectible accounts receivable, partially offset by the previously mentioned $550,000 gain on the sale of unused property.

Depreciation and amortization was $7.3 million (3.0% of revenues) for the three months ended June 26, 2005 compared to $7.8 million (3.4% of revenues) for the comparable period in 2004 and $14.7 million (3.0% of revenues) for the six months ended June 26, 2005, compared to $15.4 million (3.3% of revenues) for the same period in 2004.

Net interest. Net interest expense was $944,000 in the second quarter of 2005, compared to $756,000 in 2004, and $2.1 million for the six months ended June 26, 2005, compared to $2.0 million for the comparable period in 2004. The primary reason for the increase for the three months ended June 26, 2005, as compared to prior year, is due to a $625,000 benefit the Company recorded during the second quarter of 2004, under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, associated with a change in a joint venture operating agreement eliminating a mandatory purchase requirement and related liability. The interest expense for the three and six months ended June 26, 2005 includes approximately $352,000 and $613,000 related to BIBP’s debt with a third-party bank.

Income Tax Expense. The effective income tax rate was 37.0% for the three and six months ended June 26, 2005 as compared to 37.5% for the corresponding periods in 2004.  The decrease in the effective tax rate is primarily related to an increase in FICA tax credits associated with an increase in the employer portion of FICA taxes paid on employee tips, which is reported in general and administrative expenses. The lower effective income tax rate is expected to continue throughout 2005.

Liquidity and Capital Resources

Our debt is comprised of the following:

	June 26,	December 26,
	2005	2004

Revolving line of credit	$49,200	$78,500
Debt associated with VIEs *	14,300	15,709
Other	19	21
Total debt	63,519	94,230
Less: current portion of debt	(63,519)	(15,709)
Long-term debt	$—	$78,521

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

The $49.2 million outstanding balance under the line of credit is classified as a current liability as of June 26, 2005 since the line of credit expires in January 2006. We do not anticipate any problems in renewing the line of credit.

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

Cash flow from operations increased to $37.8 million in the first six months of 2005 from $6.1 million for the comparable period in 2004.  The consolidation of BIBP reduced cash flow from operations by approximately $1.8 million in 2005 and $20.0 million in 2004. The primary reasons for the $13.5 million increase in cash flow from operations in the first six months of 2005 (prior to BIBP consolidation) were the above noted increases in operating income, net of income taxes, and favorable working capital changes.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary facilities and Support Services facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in December 1999. During the six months ended June 26, 2005, common stock repurchases of $13.9 million, net debt repayments of $29.3 million and capital expenditures of $6.7 million were funded primarily by cash flow from operations, proceeds from stock option exercises and available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to an aggregate of $450.0 million of our common stock through December 25, 2005. At June 26, 2005, a total of 16.1 million shares have been repurchased for $434.5 million at an average price of $26.95 per share since the repurchase program started in 1999. There have been no share repurchases since June 26, 2005.

We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2005 from operating cash flows and the $103.1 million remaining availability under our line of credit, reduced for certain outstanding letters of credit. Our debt, which is primarily due to the share repurchase program, was $63.5 million (including $14.3 million associated with BIBP and other consolidated VIEs) at June 26, 2005, compared to $94.2 million (including $15.7 million associated with BIBP and other consolidated VIEs) at December 26, 2004.

Forward-Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to the uncertainties associated with litigation; increases in advertising, promotions and discounting by competitors, which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to open new restaurants and operate new and existing restaurants profitably; increases in or sustained high levels of food, labor, utilities, fuel, employee benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers if needed; health- or disease-related disruptions or consumer concerns about commodities supplies; economic, political and health conditions in the countries in which the Company or its franchisees operate; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; higher-than-anticipated construction costs; hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime; and labor shortages in various markets resulting in higher required wage rates. The above factors might be especially harmful to the financial viability of franchises in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Our international operations are subject to additional factors, including currency regulations and fluctuations; differing cultures and consumer preferences; diverse government regulations and structures; ability to source high-quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees. See “Part I. Item 1. – Business Section – Forward-Looking Statements” of the Annual Report on Form 10-K for the fiscal year ended December 26, 2004 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at June 26, 2005 was principally comprised of a $49.2 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 62.5 to 100.0 basis point spread, tiered based upon debt and cash flow levels. In November 2001, we entered into an interest rate swap agreement that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

The effective interest rate on the line of credit, including the impact of the interest rate swap agreement, was 5.93% as of June 26, 2005. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of June 26, 2005, as mitigated by the interest rate swap based on present interest rates, would have no impact on interest expense since the debt balance is less than the $60.0 million notional amount. The annual impact of a 100 basis point increase in interest rates on the debt associated with VIEs would be $143,000.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on first six months of 2005 and our full-year 2004 operating results and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the second quarter of 2006 (based on the July 29, 2005 Chicago Mercantile Exchange (CME) milk futures market prices) and actual prices in 2004:

	2006				2005				2004
	BIBP		Actual		BIBP		Actual		BIBP	Actual
	Block Price		Block Price		Block Price		Block Price		Block Price	Block Price

Quarter 1	$1.552	*	$1.436	*	$1.520		$1.539		$1.220	$1.426
Quarter 2	1.481	*	1.423	*	1.550		1.515		1.326	2.012
Quarter 3	N/A		N/A		1.677		1.560	*	1.556	1.528
Quarter 4	N/A		N/A		1.619	*	1.513	*	1.535	1.617
Full Year	N/A		N/A		$1.592	*	$1.532	*	$1.409	$1.646

*amounts are estimates based on futures prices

N/A - not available

Based on the above-noted CME milk futures market prices, and the actual third quarter and projected fourth-quarter 2005 and first and second-quarter 2006 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase (decrease) our operating income as follows (in thousands):

	Increase /
	(decrease)

Quarter 1 - 2005	$(1,595)
Quarter 2 - 2005	(185)
Quarter 3 - 2005	2,769	*
Quarter 4 - 2005	2,911	*
Full Year - 2005	$3,900	*

Quarter 1 - 2006	$3,233	*
Quarter 2 - 2006	$1,493	*

*The projections above are based upon current futures market prices. Historically, actual results have been subject to large fluctuations and have differed significantly from previous projections using the futures market prices.

Over the long-term, due to the BIBP pricing formula, we expect to purchase cheese at a price approximating the actual average market price and therefore we do not generally make use of financial instruments to hedge commodity prices.

Item 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“1934 Act”)) as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this quarterly report.

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $450.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 25, 2005. Through June 26, 2005, a total of 16.1 million shares with an aggregate cost of $434.5 million and an average price of $26.95 per share have been repurchased under this program and placed in treasury. The following table summarizes our repurchases by fiscal period during 2005 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total		Average	of Shares	Value of Shares
	Number		Price	Purchased as	that May Yet Be
	of Shares		Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased		Share	Plans or Programs	Plans or Programs

12/27/2004 - 01/23/2005	131		$34.38	15,848	$24,940
01/24/2005 - 02/20/2005	109		$34.52	15,957	$21,178
02/21/2005 - 03/27/2005	163		$34.74	16,120	$15,528
03/28/2005 - 04/24/2005	—	*	—	16,120	$15,528
04/25/2005 - 05/22/2005	—	*	—	16,120	$15,528
05/23/2005 - 06/26/2005	—	*	—	16,120	$15,528

*There were no share repurchases during these periods.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 3, 2005 at our corporate offices in Louisville, Kentucky.

At the meeting, our stockholders elected four directors to serve until the 2008 annual meeting of stockholders. The vote counts were as follows:

	Affirmative	Withheld
Owsley Brown Frazier	15,660,678	366,021
Wade S. Oney	15,620,460	406,239
John H. Schnatter	15,544,995	481,704
Nigel Travis	15,550,399	476,300

Our other directors continue to serve terms expiring at either the 2006 or 2007 annual meetings, in accordance with their previous election: 2006 – Philip Guarascio, Olivia F. Kirtley, and Jack A. Laughery; 2007 – F. William Barnett, Norborne P. Cole, Jr., and William M. Street.

At the meeting, our stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 25, 2005, by a vote of 15,896,543 affirmative to 126,936 negative, with 2,766 abstention votes. The stockholders also approved an amendment to the Papa John’s International, Inc., 2003 Stock Option Plan for Non-Employee Directors by a vote of 11,620,220 affirmative to 3,070,669 negative, with 17,325 abstention votes.

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

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 3, 2005	/s/ J. David Flanery
J. David Flanery
Senior Vice President and Chief Financial Officer