Form 10-Q
period 2005-09-25
PAPA JOHNS INTERNATIONAL INC
filed 2005-11-01
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2005

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

At October 27, 2005, there were outstanding 16,738,606 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	Sept. 25, 2005	Dec. 26, 2004
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$27,357	$14,698
Accounts receivable	26,516	28,384
Inventories	23,280	23,230
Prepaid expenses and other current assets	9,128	15,208
Deferred income taxes	9,807	7,624
Total current assets	96,088	89,144

Investments	7,433	8,552
Net property and equipment	183,618	197,103
Notes receivable from franchisees and affiliates	5,500	6,828
Deferred income taxes	4,684	6,117
Goodwill	48,847	51,071
Other assets	14,959	15,672

Total assets	$361,129	$374,487

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,274	$35,934
Income and other taxes	18,395	17,270
Accrued expenses	48,949	44,771
Current portion of debt	48,767	15,709
Total current liabilities	145,385	113,684

Unearned franchise and development fees	7,575	8,208
Long-term debt, net of current portion	—	78,521
Other long-term liabilities	31,581	34,851

Stockholders’ equity:
Preferred stock	—	—
Common stock	337	325
Additional paid-in capital	283,475	242,656
Accumulated other comprehensive income (loss)	155	(555)
Retained earnings	348,790	317,142
Treasury stock	(456,169)	(420,345)
Total stockholders’ equity	176,588	139,223

Total liabilities and stockholders’ equity	$361,129	$374,487

Note:                   The balance sheet at December 26, 2004 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Domestic revenues:
Company-owned restaurant sales	$107,241	$98,086	$328,513	$306,530
Variable interest entities restaurant sales	2,121	4,904	9,581	9,949
Franchise royalties	12,312	12,093	38,585	37,124
Franchise and development fees	688	762	2,198	1,770
Commissary sales	94,787	90,738	291,195	274,889
Other sales	11,512	13,062	36,963	40,683
International revenues:
Royalties and franchise and development fees	2,016	1,832	6,060	5,166
Restaurant and commissary sales	5,658	6,348	17,748	18,660
Total revenues	236,335	227,825	730,843	694,771
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	22,051	21,741	70,876	74,288
Salaries and benefits	32,494	31,657	100,838	97,814
Advertising and related costs	9,396	9,024	28,953	27,753
Occupancy costs	7,016	6,750	20,177	19,551
Other operating expenses	14,736	13,439	42,827	40,526
Total domestic Company-owned restaurant expenses	85,693	82,611	263,671	259,932
Variable interest entities restaurant expenses	1,781	4,103	8,324	8,784
Domestic commissary and other expenses:
Cost of sales	78,706	74,311	239,611	226,554
Salaries and benefits	7,195	7,165	21,738	21,364
Other operating expenses	11,583	14,031	37,987	43,231
Total domestic commissary and other expenses	97,484	95,507	299,336	291,149
Loss (gain) from the franchise cheese purchasing program, net of minority interest	(2,649)	211	(1,807)	14,555
International operating expenses	4,963	5,319	15,070	15,527
General and administrative expenses	23,529	18,180	67,587	54,289
Other general expenses	609	264	3,928	2,054
Depreciation and amortization	7,277	7,774	21,945	23,152
Total costs and expenses	218,687	213,969	678,054	669,442
Operating income	17,648	13,856	52,789	25,329
Investment income	502	204	1,248	488
Interest expense	(987)	(1,479)	(3,802)	(3,775)
Income before income taxes	17,163	12,581	50,235	22,042
Income tax expense	6,350	4,718	18,587	8,266
Net income	$10,813	$7,863	$31,648	$13,776

Basic earnings per common share	$.63	$.47	$1.88	$.79
Earnings per common share - assuming dilution	$.62	$.46	$1.85	$.79

Basic weighted average shares outstanding	17,216	16,793	16,824	17,343
Weighted average shares outstanding - assuming dilution	17,522	16,917	17,116	17,537

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
	Common		Additional	Other			Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 28, 2003	18,113	$317	$219,584	$(3,116)	$293,921	$(351,434)	$159,272
Comprehensive income:
Net income	—	—	—	—	13,776	—	13,776
Change in valuation of interest rate swap agreement, net of tax of $989	—	—	—	1,614	—	—	1,614
Other, net	—	—	—	98	—	—	98
Comprehensive income							15,488
Exercise of stock options	438	5	11,036	—	—	—	11,041
Tax benefit related to exercise of non-qualified stock options	—	—	1,423	—	—	—	1,423
Acquisition of treasury stock	(1,829)	—	—	—	—	(58,027)	(58,027)
Other	—	—	1,744	—	—	—	1,744
Balance at September 26, 2004	16,722	$322	$233,787	$(1,404)	$307,697	$(409,461)	$130,941

Balance at December 26, 2004	16,730	$325	$242,656	$(555)	$317,142	$(420,345)	$139,223
Comprehensive income:
Net income	—	—	—	—	31,648	—	31,648
Change in valuation of interest rate swap agreement, net of tax of $553	—	—	—	852	—	—	852
Other, net	—	—	—	(142)	—	—	(142)
Comprehensive income							32,358
Issuance of common shares from treasury stock	27	—	—	—	—	1,000	1,000
Exercise of stock options	1,181	12	34,896	—	—	—	34,908
Tax benefit related to exercise of non-qualified stock options	—	—	4,309	—	—	—	4,309
Acquisition of treasury stock	(884)	—	—	—	—	(36,824)	(36,824)
Other	—	—	1,614	—	—	—	1,614
Balance at September 25, 2005	17,054	$337	$283,475	$155	$348,790	$(456,169)	$176,588

At September 26, 2004, the accumulated other comprehensive loss of $1,404 was comprised of net unrealized loss on the interest rate swap agreement of $1,583, net unrealized loss on investments of $30 and unrealized foreign currency translation gains of $209.

At September 25, 2005, the accumulated other comprehensive gain of $155 was comprised of unrealized foreign currency translation gains of $309, offset by net unrealized loss on investments of $41 and net unrealized loss on the interest rate swap agreement of $113.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 25, 2005	Sept. 26, 2004

Operating activities
Net income	$31,648	$13,776
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant closure and disposition losses	104	62
Provision for uncollectible accounts and notes receivable	2,245	2,031
Depreciation and amortization	21,945	23,152
Deferred income taxes	(1,292)	(2,114)
Tax benefit related to exercise of non-qualified stock options	4,309	1,423
Other	1,926	1,387
Changes in operating assets and liabilities:
Accounts receivable	(748)	(7,306)
Inventories	(138)	(4,498)
Prepaid expenses and other current assets	6,217	538
Other assets and liabilities	(2,393)	(1,854)
Accounts payable	(5,523)	(695)
Income and other taxes	1,125	(4,960)
Accrued expenses	4,506	(1,570)
Unearned franchise and development fees	(633)	1,892
Net cash provided by operating activities	63,298	21,264
Investing activities
Purchase of property and equipment	(9,974)	(16,498)
Proceeds from sale of property and equipment	47	3,637
Purchase of investments	(6,597)	(4,569)
Proceeds from sale or maturity of investments	7,773	3,999
Loans to franchisees and affiliates	(3,085)	(2,500)
Loan repayments from franchisees and affiliates	6,414	4,023
Proceeds from divestitures of restaurants	—	78
Net cash used in investing activities	(5,422)	(11,830)
Financing activities
Net proceeds (repayments) from line of credit facility	(42,500)	26,500
Net proceeds (repayments) from short-term debt - variable interest entities	(1,325)	15,288
Payments on long-term debt	—	(250)
Proceeds from issuance of common stock from treasury stock	1,000	—
Proceeds from exercise of stock options	34,908	11,041
Acquisition of treasury stock	(36,824)	(58,027)
Proceeds from formation of joint venture	—	2,500
Other	(352)	(457)
Net cash used in financing activities	(45,093)	(3,405)
Effect of exchange rate changes on cash and cash equivalents	(124)	108
Change in cash and cash equivalents	12,659	6,137
Cash resulting from consolidation of variable interest entities	—	254
Cash and cash equivalents at beginning of period	14,698	7,071

Cash and cash equivalents at end of period	$27,357	$13,462

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 25, 2005

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 25, 2005, are not necessarily indicative of the results that may be expected for the year ended December 25, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 26, 2004.

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special purpose entity formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $37.1 million and $111.5 million of cheese from BIBP for the three and nine months ended September 25, 2005, respectively, and $34.6 million and $100.9 million of cheese for the comparable periods in 2004, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE, and we began consolidating the balance sheet of BIBP as of December 28, 2003. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized pre-tax gains of $3.0 million ($1.9 million net of tax, or $0.11 per share) and $1.3 million ($797,000 net of tax, or $0.05 per share) for the three and nine months ended September 25, 2005, respectively and pretax losses of $500,000 ($312,500 net of tax, or $0.02 per share) and $20.5 million ($12.8 million net of tax, or $0.73 per share) for the comparable periods in 2004, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has an $18.0 million line of credit with a commercial bank, which is not guaranteed by Papa John’s. If the bank line of credit is substantially utilized, Papa John’s will provide additional funding in the form of a loan to BIBP. As of September 25, 2005, BIBP had outstanding borrowings of $12.8 million under the commercial bank facility and $12.9 million from Papa John’s (the $12.9 million outstanding balance from Papa John’s is eliminated upon consolidation of the financial results of BIBP with Papa John’s).

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s is deemed the primary beneficiary of three franchise entities as of September 25, 2005 and four franchise entities as of December 26, 2004, even though we have no ownership interest in them. Effective at the beginning of the second quarter of 2005, one of the franchisees, with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party. The loan from Papa John’s was partially repaid and the remainder was written off in connection with the sale. The portion of the loan written off in connection with the second quarter sale was fully reserved as of the end of the first quarter. Accordingly, the financial statements exclude the operating results of this entity for the second and third quarters of 2005 as well as the financial position of this entity as of September 25, 2005. The sale of these restaurants and related loan write-off did not have any significant impact on Papa John’s consolidated operating results.

The three remaining franchise entities consolidated at September 25, 2005 operate a total of 14 restaurants with annual revenues approximating $9.0 million. Our net loan balance receivable from these three entities is $1.7 million at September 25, 2005, with no further funding commitments. The consolidation of these entities resulted in the recording of goodwill approximating $540,000 and the elimination of the $1.7 million net loan balance receivable. The consolidation of the franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of September 25, 2005 and December 26, 2004:

	Sept. 25, 2005			Dec. 26, 2004
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$—	$90	$90	$1,666	$115	$1,781
Accounts receivable	—	15	15	—	59	59
Accounts receivable - Papa John’s	10,902	—	10,902	6,484	—	6,484
Other assets	843	338	1,181	193	594	787
Net property and equipment	—	1,201	1,201	—	3,794	3,794
Goodwill	—	540	540	—	2,752	2,752
Deferred income taxes	8,346	—	8,346	8,817	—	8,817
Total assets	$20,091	$2,184	$22,275	$17,160	$7,314	$24,474

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$8,393	$216	$8,609	$7,777	$1,260	$9,037
Short-term debt - third party	12,750	—	12,750	14,075	1,634	15,709
Short-term debt - Papa John’s	12,862	1,716	14,578	10,000	3,575	13,575
Total liabilities	$34,005	$1,932	$35,937	$31,852	$6,469	$38,321
Stockholders’ equity (deficit)	(13,914)	252	(13,662)	(14,692)	845	(13,847)
Total liabilities and stockholders’ equity (deficit)	$20,091	$2,184	$22,275	$17,160	$7,314	$24,474

3.   Debt

Our debt is comprised of the following (in thousands):

	Sept. 25, 2005	Dec. 26, 2004

Revolving line of credit	$36,000	$78,500
Debt associated with VIEs *	12,750	15,709
Other	17	21
Total debt	48,767	94,230
Less: current portion of debt	(48,767)	(15,709)
Long-term debt	$—	$78,521

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

The $36.0 million outstanding line of credit is classified as a current liability as of September 25, 2005 since the line of credit expires in January 2006. We do not anticipate any problems in renewing or replacing the line of credit.

4.    Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004

Basic earnings per common share:
Net income	$10,813	$7,863	$31,648	$13,776
Weighted average shares outstanding	17,216	16,793	16,824	17,343
Basic earnings per common share	$0.63	$0.47	$1.88	$0.79

Earnings per common share - assuming dilution:
Net income	$10,813	$7,863	$31,648	$13,776

Weighted average shares outstanding	17,216	16,793	16,824	17,343
Dilutive effect of outstanding common stock options	306	124	292	194
Diluted weighted average shares outstanding	17,522	16,917	17,116	17,537
Earnings per common share - assuming dilution	$0.62	$0.46	$1.85	$0.79

5.   Stock-Based Compensation

Effective at the beginning of fiscal 2002, we elected to expense the cost of employee stock options in accordance with the fair value method contained in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock-Based Compensation. Under SFAS No. 123, the fair value for options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. The election was effective as of the beginning of fiscal 2002 and applies to all stock options issued after the effective date. Prior to 2002, we followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for our employee stock options. Under APB No. 25, no compensation expense is recognized provided the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123. We expect to continue using the Black-Scholes option-pricing model upon the required adoption of SFAS No. 123(R) at the beginning of fiscal 2006. If we had adopted SFAS No. 123(R) in prior years, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the following paragraph. SFAS 123(R) also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required currently. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of the tax deductions recognized from the exercise of stock options in operating cash flows for the nine months ended September 25, 2005 and September 26, 2004 were $4.3 million and $1.4 million, respectively.

During the three and nine months ended September 26, 2005, we recorded $456,000 and $1.0 million, respectively, in stock-based employee compensation expense, net of tax effects, compared to $377,000 and $1.1 million for the comparable periods in the prior year for options granted after the adoption of SFAS No. 123. The remaining options outstanding prior to the adoption of SFAS No. 123 are minimal and would not have a significant impact on net income or earnings per share had SFAS No. 123 been adopted at the time those options were granted.

6.   Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004

Net income	$10,813	$7,863	$31,648	$13,776
Change in valuation of swap agreement, net of tax	174	189	852	1,614
Other, net	(57)	(17)	(142)	98
Comprehensive income	$10,930	$8,035	$32,358	$15,488

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

Our segment information is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Revenues from external customers:
Domestic Company-owned restaurants	$107,241	$98,086	$328,513	$306,530
Domestic commissaries	94,787	90,738	291,195	274,889
Domestic franchising	13,000	12,855	40,783	38,894
International	7,674	8,180	23,808	23,826
Variable interest entities (1)	2,121	4,904	9,581	9,949
All others	11,512	13,062	36,963	40,683
Total revenues from external customers	$236,335	$227,825	$730,843	$694,771

Intersegment revenues:
Domestic commissaries	$28,891	$29,026	$90,735	$85,239
Domestic franchising	287	187	890	575
International	50	50	144	160
Variable interest entities (1)	37,072	34,590	111,521	100,935
All others	2,749	2,743	8,507	8,752
Total intersegment revenues	$69,049	$66,596	$211,797	$195,661

Income (loss) before income taxes:
Domestic Company-owned restaurants (2)	$4,682	$(534)	$15,260	$3,581
Domestic commissaries (3)	5,210	4,598	18,562	13,737
Domestic franchising	11,769	11,273	36,782	33,956
International	(502)	333	(423)	500
Variable interest entities (1)	3,044	(489)	1,264	(20,494)
All others	1,009	895	2,682	1,349
Unallocated corporate expenses (4)	(8,012)	(3,661)	(23,594)	(10,662)
Elimination of net intersegment (profits) losses	(37)	166	(298)	75
Total income before income taxes	$17,163	$12,581	$50,235	$22,042

Property and equipment:
Domestic Company-owned restaurants	$147,352
Domestic commissaries	72,802
International	3,192
Variable interest entities (5)	2,132
All others	12,362
Unallocated corporate assets	120,806
Accumulated depreciation and amortization	(175,028)
Net property and equipment	$183,618

(1)          The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities are attributable to BIBP. The income (loss) before income taxes for variable interest entities primarily relates to BIBP.

(2)          The operating results for domestic Company-owned restaurants improved $5.2 million and $11.7 million for the three and nine months ended September 25, 2005, respectively, primarily due to the fixed cost leverage associated with an increase in comparable sales for the corresponding periods and improved margin from an increase in restaurant pricing (including the impact of a delivery charge implementation for the majority of Company-owned restaurants in June 2005), partially offset by increased commodity costs (principally cheese).

(3)          Domestic commissaries operating income increased $4.8 million for the nine-month period ended September 25, 2005, as a result of improved operating margin and lower administrative costs. The improvement for the third quarter was approximately $612,000 as the impact of the improved operating margin and lower administrative costs was partially offset by increased distribution costs due to rising fuel prices and the cost of donated food product related to Gulf Coast hurricane relief efforts. The year-to-date 2005 operating income for the commissary reporting unit includes a pre-tax charge of $925,000 associated with the closing of the Jackson, Mississippi facility at the end of March. The $925,000 pre-tax charge includes severance payments and a write-off of the remaining net book value of the property, net of salvage value.

(4)          Unallocated corporate expenses increased $4.4 million and $12.9 million for the three- and nine-month periods ended September 25, 2005, respectively, consisting primarily of the following: an increase in business unit and corporate management bonuses of $1.1 million and $4.3 million for the three- and nine-month periods ended September 25,

2005, respectively, as a result of meeting pre-established performance goals; an increase in employee benefit costs of approximately $600,000 and $1.3 million for the three- and nine-month periods ended September 25, 2005, respectively, (primarily payroll taxes associated with stock option exercises, an increase in the amount of FICA taxes paid on employee tips and increased health insurance costs); increased professional fees of $1.2 million and $3.2 million for the three- and nine-month periods ended September 25, 2005, respectively, the majority of which related to consulting expenses associated with certain marketing and franchisee effectiveness projects; an increase in equity compensation of $800,000 and $900,000 for the three- and nine-month periods ended September 25, 2005, respectively, primarily related to the performance unit program offered to certain executive officers (see Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion); and a reduction in administrative expenses allocated to operating units of $700,000 and $2.7 million for the three- and nine-month periods, respectively. Additionally, the year-to-date 2004 results included a $550,000 gain on the sale of unused property.

(5)          Represents property and equipment of VIE franchisees to which we have extended loans.

8.              Subsequent Events

On September 26, 2005, we completed the sale of 84 Company-owned restaurants, with revenues approximating $40.0 million for the nine months ended September 26, 2005, in Colorado and Minnesota to a new franchise group, PJCOMN Acquisition Corporation, an affiliate of Washington, DC-based private equity firm Milestone Capital Management, LLC, pursuant to an agreement announced in August 2005. Total proceeds from the transaction were $12.0 million, including $1.0 million for prepaid royalties and was received in cash at closing. The sale of the restaurants is not expected to have a significant impact on our remaining 2005 operating results.

On September 26, 2005, Star Papa, our 51% owned joint venture operating Papa John’s restaurants in Texas, completed the acquisition of six independently-owned franchised Papa John’s restaurants located in the Austin, Texas area. The purchase price was $2.3 million. In addition, the Company also purchased seven Papa John’s franchise restaurants located in the Philadelphia, Pennsylvania area at the beginning of the fourth quarter for $1.5 million and the forgiveness of accounts receivable approximating $500,000.

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

At September 25, 2005, we had a net investment of approximately $28.0 million associated with PJUK, our United Kingdom subsidiary, which was substantially composed of goodwill associated with our acquisition of the subsidiary. PJUK has reported deteriorating operating results for the past two years primarily due to lower sales by Perfect Pizza restaurants and a decrease in net franchise units due to restaurant closings. We are assessing possible strategic alternatives for PJUK, including initiatives designed to improve its operating results, which include an anticipated increase in net Papa John’s brand franchise unit openings over the next several years. While our analyses to date do not indicate an impairment of our investment in PJUK has occurred, if these plans are not successful and operating results continue to deteriorate, we may be required to record a significant impairment charge associated with our United Kingdom subsidiary.

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

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we began consolidating the financial results of BIBP in the fourth quarter of 2003. We recognized pre-tax gains of approximately $3.0 million and $1.3 million for the three and nine months ended September 25, 2005, respectively, and pre-tax losses of $500,000 and $20.5 million for the three and nine months ended September 26, 2004 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Deferred Income Tax Assets and Tax Reserves

As of September 25, 2005, the Company had a net deferred income tax asset balance of $14.5 million, of which approximately $8.3 million relates to BIBP’s net operating loss carryforward. We have not provided a valuation allowance for the deferred income tax assets, including BIBP’s net operating losses, since we believe it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our filed position. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact our ultimate payment for such exposures.

Restaurant Progression:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	570	566	568	568
Opened	2	1	4	4
Closed	(1)	—	(1)	(5)
Acquired from franchisees	—	—	2	—
Sold to franchisees	—	(1)	(2)	(1)
End of period	571	566	571	566
International Company-owned:
Beginning of period	1	1	1	2
Sold to franchisees	—	—	—	(1)
End of period	1	1	1	1
U.S. franchised:
Beginning of period	2,012	1,984	1,997	2,006
Opened	25	29	77	67
Closed	(20)	(13)	(57)	(73)
Acquired from Company	—	1	2	1
Sold to Company	—	—	(2)	—
End of period	2,017	2,001	2,017	2,001
International franchised:
Beginning of period	292	220	263	214
Opened	20	23	59	42
Converted	—	—	1	—
Closed	(7)	(7)	(18)	(21)
Acquired from Company	—	—	—	1
End of period	305	236	305	236
Total restaurants — end of period	2,894	2,804	2,894	2,804

Perfect Pizza Restaurant Progression:
Franchised
Beginning of period	114	124	118	135
Opened	1	—	4	2
Converted	—	—	(1)	—
Closed	(2)	(3)	(8)	(16)
Total restaurants - end of period	113	121	113	121

Results of Operations

Variable Interest Entities

As required by FIN 46, beginning in 2004, our reported operating results include the operating results of BIBP. The consolidation of BIBP had a significant impact on our operating results during the first nine months of 2005 and for the nine-month and full-year operating results reported in 2004, and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

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

In addition, Papa John’s has extended loans to certain franchisees.  Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. Beginning in the second quarter of 2004, FIN 46 required Papa John’s to recognize the operating income (losses) generated by four franchise entities operating a total of 33 restaurants with annual sales approximating $21.0 million. Effective at the beginning of the second quarter of 2005, one of these four franchise entities with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party. The loan from Papa John’s was partially repaid and the remainder was written off in connection with this sale. Accordingly, beginning in the second quarter of 2005, we were no longer required to consolidate the operating results of these 19 restaurants. The portion of the loan written off in connection with the second-quarter sale was fully reserved as of the end of the first quarter. The sale of these restaurants and related loan write-off did not have any significant impact on Papa John’s 2005 consolidated statement of operations.  For the three and nine months ended September 25, 2005 and September 26, 2004, the consolidation of the applicable franchise entities had no significant net impact (less than $25,000) on Papa John’s operating results.

Summary of Operating Results

Total revenues were $236.3 million for the third quarter of 2005 representing an increase of $8.5 million, or 3.7%, from revenues of $227.8 million for the comparable period in 2004. For the nine-month period ended September 25, 2005, total revenues were $730.8 million representing an increase of $36.1 million, or 5.2%, from revenues of $694.8 million for the same period in 2004.  The primary components of the increase in revenues for both the three- and nine-month periods are the following:

•                  A $9.2 million and $22.0 million increase, respectively, in Company-owned restaurant revenues for the three- and nine-month periods ended September 25, 2005, as compared to corresponding periods in the prior year. The increase in Company-owned restaurant revenues is primarily due to an increase in comparable sales.

•                  A $4.0 million and $16.3 million increase, respectively, in domestic commissary sales reflecting the impact of higher commodity prices, principally cheese.

•                  These increases were partially offset by a decline in the Company’s franchise insurance premium revenue and a $2.8 million reduction in variable interest entities restaurant sales for the third quarter due to the above-noted sale of one of the previously-consolidated franchise entities to a third party as of the beginning of the second quarter of 2005.

Our income before income taxes was $17.2 million for the three months ended September 25, 2005 compared to $12.6 million for the corresponding period in 2004. For the nine months ended September 25, 2005, our income before income taxes was $50.2 million compared to $22.0 million for the corresponding period in 2004. Excluding the impact of the consolidation of BIBP for comparable periods, third quarter 2005 income before income taxes was $14.1 million, an increase of $1.0 million over 2004 results, and income before income taxes for the nine months ended September 25, 2005 was $49.0 million, an increase of $6.4 million over 2004 results. This increase of $1.0 million and $6.4 million, respectively, for the three- and nine-month periods ended September 25, 2005 (excluding the consolidation of BIBP) is principally due to the following:

•                  Operating income at domestic Company-owned restaurants increased $5.2 million and $11.7 million for the three- and nine-month periods ended September 25, 2005, respectively, primarily due to the fixed cost leverage associated with an increase in comparable sales (see more detailed information below) for the corresponding periods and improved margin from an increase in restaurant pricing, partially offset by increased commodity costs (principally cheese).  The previously announced delivery charge implementation for the majority of Company-owned restaurants in June 2005 allowed additional pricing flexibility that led to increased comparable transactions during the third quarter.

•                  Domestic franchising operating income increased $0.5 million and $2.8 million for the three- and nine-month periods ended September 25, 2005, respectively, primarily as a result of lower administrative costs associated with franchise operations and higher royalties due to an increase in comparable sales for domestic franchisees for the corresponding periods.  The year-to-date 2005 operating income was favorably impacted as a result of increased domestic unit openings.

•                  Commissary operating income increased $0.6 million for the three-month period ended September 25, 2005 primarily due to lower administrative costs.  For the nine-month period ended September 25, 2005, the $4.8 million increase occurred as a result of improved operating margin and lower administrative costs. The third quarter 2005 operating margin was negatively impacted by increased distribution costs as a result of higher fuel costs. The year-to-date 2005 operating income for the commissary reporting unit includes a pre-tax charge of $925,000 associated with the closing of the Jackson, Mississippi facility at the end of March. The $925,000 pre-tax charge includes severance payments and a write-off of the remaining net book value of the property, net of salvage value.

•                  The Company’s franchise insurance program (reported in the All Others segment information) essentially reported break-even results for both the three-month periods ending September 2005 and 2004.  On a year-to-date basis in 2005, the franchise insurance program incurred a $527,000 operating loss. This represented an improvement of approximately $1.0 million in operating results compared to the corresponding 2004 period.

•                  The favorable year-over-year impact on operating income of the above items for both the three- and nine-month periods was partially offset by an increase in unallocated corporate expenses of $4.4 million and $12.9 million, consisting primarily of the following (in millions):

	Period Ended September 25, 2005
	Quarter	Year-to-date

Business unit and corporate management bonuses	$1.1	$4.3
Employee benefit costs	0.6	1.3
Professional fees	1.2	3.2
Equity compensation and executive performance unit incentive plan	0.8	0.9
Prior year gain on sale of unused property	—	0.5
Reduced allocation to operating units and other	0.7	2.7
Total increase	$4.4	$12.9

The increase in business unit and corporate management bonuses is the result of meeting pre-established performance goals.  The increase in employee benefit costs consists primarily of payroll taxes associated with stock option exercises, an increase in the amount of FICA taxes paid on employee tips and increased health insurance costs.  The increased professional fees are primarily related to consulting expenses associated with certain marketing and franchisee effectiveness projects, as announced in the prior quarter.

The increased equity compensation charge is primarily related to the performance unit program, one component of the 2005 executive incentive compensation program, as previously disclosed in the 2005 proxy statement and other filings. The performance unit program provided for the awarding of performance units, the ultimate value of which is based upon the company’s ending stock price and total shareholder return relative to a peer group of companies over a three-year performance period ending in December 2007, with awards paid in cash at the end of the performance period.  Participants in the program are entitled to receive payments based on the value of a targeted number of performance units at the end of the measurement period, with adjustments based on relative stock performance against the peer group (ranging from 50% of target at the threshold 40th percentile, to 200% of target at or above the 75th percentile). The performance unit program requires the Company to estimate the total value to be paid at the end of December 2007, which is recorded on a pro rata basis throughout the performance period, and the estimate is updated at each quarterly reporting period.

The market price of Papa John’s common stock increased approximately 22% during the third quarter, requiring a revised estimate of both the ending stock price and the three-year relative performance measure.  This produced an increase of approximately $2.0 million in the total estimated payout at the end of December 2007 as compared to the previous estimate, resulting in a total third quarter charge of approximately $675,000 of which approximately $335,000 related to the change in estimate. Because the revised estimate of the total return for Papa John’s common stock relative to the peer group over the three-year performance period ending December 2007 is now near the maximum level allowable under the performance unit program, any further increases in the total estimated payout are not expected to be significant. However, volatility in the earnings charge or credit recorded from quarter to quarter in response to future estimated payout revisions might occur throughout the remainder of the three-year performance period.

Diluted earnings per share were $0.62  (including an $0.11 per share gain from the consolidation of BIBP) in the third quarter of 2005, compared to $0.46 (including a $0.02 per share loss from the consolidation of BIBP) in the comparable period of 2004. For the nine months ended September 25, 2005, diluted earnings per share were $1.85 per share (including a per share gain of $0.05 per share from the consolidation of BIBP), compared to $0.79 per share (including a per share loss of $0.73 from the consolidation of BIBP) for the comparable period in 2004.  In December 1999, we began a repurchase program for our common stock. Through September 25, 2005, an aggregate of $457.4 million of shares have been repurchased (representing 16.6 million shares, at an average price of $27.55 per share). The share repurchase activity during the past twelve months increased earnings per share by approximately $0.01 for the third quarter of 2005 and $0.07 on a year-to-date basis.

Review of Operating Results

Revenues.  Domestic Company-owned restaurant sales increased 9.3% to $107.2 million for the three months ended September 25, 2005, from $98.1 million for the same period in 2004, and increased 7.2% to $328.5 million for the nine months ended September 25, 2005 from $306.5 million for the comparable period in 2004. These increases are primarily due to comparable sales increases of 8.7% and 6.7% for the three- and nine-month periods in 2005.

Domestic franchise sales increased 3.6% to $324.9 million for the three months ended September 25, 2005, from $313.5 million for the same period in 2004, and increased 4.9% to $1.014 billion for the nine months ended September 25, 2005, from $966.8 million for the same period in 2004. The increase for the three months ended September 25, 2005 primarily resulted from a 2.3% increase in comparable sales and a 1.0% increase in the number of equivalent franchise units. The increase for the nine months ended September 25, 2005, primarily resulted from a 3.9% increase in comparable sales. Domestic franchise royalties increased 1.8% to $12.3 million for the three months ended September 25, 2005, from $12.1 million for the comparable period in 2004, and increased 3.9% to $38.6 million for the nine-month period in 2005 as compared to $37.1 million for the comparable period in 2004. The increase for the three- and nine-month periods ended September 25, 2005 is due to the previously mentioned increase in franchise sales, partially offset by an increase in waivers granted to certain franchisees.

The comparable sales base and average weekly sales for 2005 and 2004 for domestic corporate and franchised restaurants consisted of the following:

	Three Months Ended
	Sept. 25, 2005		Sept. 26, 2004
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	571	2,017	566	2,001
Equivalent units	568	1,999	563	1,979
Comparable sales base units	557	1,865	550	1,887
Comparable sales base percentage	98.1%	93.3%	97.7%	95.4%
Average weekly sales - comparable units	$14,589	$12,707	$13,450	$12,261
Average weekly sales - other units	$11,369	$9,669	$11,258	$10,691
Average weekly sales - all units	$14,528	$12,504	$13,400	$12,188

	Nine Months Ended
	Sept. 25, 2005		Sept. 26, 2004
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	571	2,017	566	2,001
Equivalent units	567	1,989	563	1,985
Comparable sales base units	556	1,865	548	1,901
Comparable sales base percentage	98.2%	93.8%	97.4%	95.8%
Average weekly sales - comparable units	$14,942	$13,283	$14,042	$12,573
Average weekly sales - other units	$10,694	$9,916	$10,837	$10,552
Average weekly sales - all units	$14,865	$13,072	$13,958	$12,487

Domestic franchise and development fees were $688,000 for the three months ended September 25, 2005, including approximately $169,000 recognized upon development cancellation or franchise renewal and transfer, compared to $762,000 for the same period in 2004 and increased to $2.2 million for the nine months ended September 25, 2005, including approximately $551,000 recognized upon development cancellation or franchise renewal and transfer, from $1.8 million for the same period in 2004. The 2005 domestic franchise and development fees were due to 25 and 77 domestic franchise openings, during the three and nine months ended September 25, 2005, respectively, compared to 29 and 67, respectively, opened during the same periods in 2004.

Domestic commissary sales increased $4.0 million, or 4.5%, to $94.8 million for the three months ended September 25, 2005, from $90.7 million for the comparable period in 2004 and increased $16.3 million, or 5.9%, to $291.2 million for the nine months ended September 25, 2005, from $274.9 million for the comparable period in 2004. The increase in commissary revenue is primarily due to the favorable impact of higher commodity prices, primarily cheese, on commissary sales. Other sales decreased to $11.5 million for the three months ended September 25, 2005, from $13.1 million for the comparable period in 2004 and decreased to $37.0 million for the nine months ended September 25, 2005, from $40.7 million for the comparable period in 2004, primarily as a result of a decrease in revenues associated with insurance-related services provided to franchisees.

International revenues consist primarily of the Papa John’s United Kingdom (U.K.) operations, denominated in British Pounds Sterling and converted to U.S. dollars (approximately 85.0% of international revenues for both the three- and nine-month periods in 2005). The remaining international revenues consist of development fees and royalties from other international franchisees and are denominated in U.S. dollars. Total international revenues were $7.7 million for the three months ended September 25, 2005, compared to $8.2 million for the comparable period in 2004, reflecting lower commissary sales due to lower volumes and the unfavorable impact from the change in foreign currency translation. Total international revenues were $23.8 million for both nine-month periods ended September 2005 and 2004, as revenues from increased unit openings were partially offset by the impact of lower average unit volumes on royalties and commissary sales.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 20.1% and 19.7% for the three and nine months ended September 25, 2005, respectively, compared to 15.8% and 15.2% for the same periods in 2004, consisting of the following differences:

•                  Cost of sales were 1.6% and 2.7% lower as a percentage of sales for the three- and nine-month periods in 2005 compared to the same periods in 2004. The impact of consolidating BIBP decreased cost of sales for the three-month period ending September 25, 2005 by 0.7% (no significant impact for the three months ended September 26, 2004); whereas the consolidation of BIBP decreased cost of sales 0.2% for the nine months ended September 26, 2005 and increased cost of sales 1.8% for the nine-month period ending September 26, 2004. The remaining improvement in cost of sales not explained by the year-over-year impact of BIBP consolidation resulted principally from increases in restaurant pricing, partially offset by increases in commodities (principally cheese).

•                  Salaries and benefits were 2.0% and 1.2% lower as a percentage of sales in 2005, due to staffing efficiencies and the benefit of pricing increases.

•                  Advertising and related costs as a percentage of sales were 0.4% lower in the third quarter of 2005 and 0.2% lower for the nine-months ended September 25, 2005, as compared to the corresponding 2004 periods, reflecting leverage from increased sales.

•                  Occupancy and other operating costs, on a combined basis, as a percentage of sales were 0.3% and 0.4% lower in 2005, reflecting the leverage from increased sales.

Domestic commissary and other margin was 8.3% and 8.8% for the three and nine months ended September 25, 2005, respectively, compared to 8.0% and 7.7% for the same periods in 2004. Cost of sales was 74.0% of revenues for the three months ended September 25, 2005, compared to 71.6% for the same period in 2004, and 73.0% for the nine months ended September 25, 2005, compared to 71.8% for the same period in 2004. These increases are primarily due to higher cheese costs incurred by the commissaries (cheese has a fixed-dollar as opposed to fixed-percentage mark-up). Salaries and benefits as a percentage of sales were 6.8% for the three months ended September 25, 2005 compared to 6.9% for the same period in 2004, and 6.6% for the nine months ended September 25, 2005, compared to 6.8% for the same period in 2004. Other operating expenses decreased to 10.9% and 11.6% of sales for the three and nine months ended September 25, 2005, compared to 13.5% and 13.7% for the same periods in 2004, primarily as a result of a decrease in claims loss reserves increases related to the franchise insurance program recorded in the third quarter of 2005 as compared to 2004 and the leverage from increased commissary sales.

The Company recorded income from the franchise cheese-purchasing program, net of minority interest, of $2.6 million for the three months ended September 25, 2005 compared to a $211,000 loss for the comparable period in 2004. For the nine months ended September 25, 2005, the Company recorded a gain of $1.8 million compared to a loss of $14.6 million for the comparable period in 2004. These results represent the portion of BIBP’s operating (income) loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was gains of $3.0 million and $1.3 million for the three- and nine-month periods ended September 25, 2005, and losses of $500,000 and $20.5 million for the comparable periods in 2004 (see Company-owned restaurant cost of sales and net interest for other components of total BIBP impact).

International operating margin decreased to 12.3% and 15.1% for the three and nine months ended September 25, 2005, from 16.2% and 16.8% for the same periods in 2004 primarily due to the loss of leverage from lower U.K. commissary sales.

General and administrative expenses were $23.5 million, or 10.0% of revenues, for the three months ended September 25, 2005, compared to $18.2 million or 8.0% of revenues for the same period in 2004, and $67.6 million, or 9.2% of revenues, for the nine months ended September 25, 2005, compared to $54.3 million, or 7.8% of revenues, for the same period in 2004. The increases for the three- and nine-month periods in 2005 are primarily attributable to the previously mentioned increases in unallocated corporate expenses, including bonuses paid to corporate and restaurant management, stock compensation expenses, employee benefits costs and professional fees.

Other general expenses were $609,000 for the three months ended September 25, 2005, compared to $264,000 for the comparable period in 2004, and $3.9 million for the nine months ended September 25, 2005, compared to net expense of $2.1 million for the same period in 2004.  The increase in Other general expenses for the three months ended September 25, 2005, as compared to the corresponding period in 2004, is due to an increase in the provision for uncollectible accounts receivable and the fact that the 2004 third quarter included a gain of $280,000 from the sale of 49% interest in 71 restaurants as part of the formation of the joint venture operating the Texas Company-owned restaurants.  The $1.9 million increase for the nine months ended September 25, 2005, as compared to the corresponding 2004 period, is primarily due to $925,000 of costs incurred in the first quarter of 2005 with the closing of the Jackson commissary and the fact that the 2004 Other operating expense total included the previously mentioned $280,000 gain on the sale of the 71 restaurants and a $550,000 gain on the sale of unused property.

Depreciation and amortization was $7.3 million (3.1% of revenues) for the three months ended September 25, 2005 compared to $7.8 million (3.4% of revenues) for the comparable period in 2004 and $21.9 million (3.0% of revenues) for the nine months ended September 25, 2005, compared to $23.2 million (3.3% of revenues) for the same period in 2004.

Net interest. Net interest expense was $485,000 in the third quarter of 2005, compared to $1.3 million in 2004, and $2.6 million for the nine months ended September 25, 2005, compared to $3.3 million for the comparable period in 2004. The interest expense for the three and nine months ended September 25, 2005 includes approximately $370,000 and $983,000 related to BIBP’s debt with a third-party bank.  The decline in 2005 net interest expense reflects the decline in our average outstanding debt balance.

Income Tax Expense. The effective income tax rate was 37.0% for the three and nine months ended September 25, 2005 as compared to 37.5% for the corresponding periods in 2004.  The decrease in the effective tax rate is primarily related to an increase in FICA tax credits associated with an increase in the employer portion of FICA taxes paid on employee tips, which is reported in general and administrative expenses. The lower effective income tax rate is expected to continue for the remainder of 2005.

Liquidity and Capital Resources

Our debt is comprised of the following:

	Sept. 25,	Dec. 26,
	2005	2004

Revolving line of credit	$36,000	$78,500
Debt associated with VIEs *	12,750	15,709
Other	17	21
Total debt	48,767	94,230
Less: current portion of debt	(48,767)	(15,709)
Long-term debt	$—	$78,521

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

The $36.0 million outstanding balance under the line of credit is classified as a current liability as of September 25, 2005 since the line of credit expires in January 2006. We do not anticipate any problems in renewing or replacing the line of credit.

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

Cash flow from operations increased to $63.3 million in the first nine months of 2005 from $21.3 million for the comparable period in 2004.  The consolidation of BIBP increased cash flow from operations by approximately $1.3 million in 2005 and reduced cash flow from operations by approximately $20.5 million in 2004. The primary reasons for the $20.2 million increase in cash flow from operations in the first nine months of 2005 (prior to BIBP consolidation) were the above-noted increases in operating income, net of income taxes, favorable working capital changes and the tax benefit related to the exercise of non-qualified stock options.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in December 1999. During the nine months ended September 25, 2005, common stock repurchases of $36.8 million, net debt repayments of $43.8 million and capital expenditures of $10.0 million were funded primarily by cash flow from operations, proceeds from stock option exercises, net loan repayments from franchisees and affiliates and available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to an aggregate of $500.0 million of our common stock through December 25, 2005. At September 25, 2005, a total of 16.6 million shares have been repurchased for $457.4 million at an average price of $27.55 per share since the repurchase program started in 1999. Subsequent to September 25, 2005, through October 23, 2005, we repurchased an additional 404,000 shares at an aggregate cost of $20.4 million (an average price of $50.41 per share).

We expect to fund planned capital expenditures and additional discretionary repurchases of our common stock, if any, for the remainder of 2005 from operating cash flows and the $114.0 million remaining availability under our line of credit, reduced for certain outstanding letters of credit. Our debt, which is primarily due to the share repurchase program, was $48.8 million (including $12.8 million associated with BIBP) at September 25, 2005, compared to $94.2 million (including $15.7 million associated with BIBP and other consolidated VIEs) at December 26, 2004.

On September 26, 2005, we completed the sale of 84 Company-owned restaurants, with revenues approximating $40.0 million for the nine months ended September 26, 2005, in Colorado and Minnesota to a new franchise group, PJCOMN Acquisition Corporation, an affiliate of Washington, DC-based private equity firm Milestone Capital Management, LLC, pursuant to an agreement announced in August 2005. Total proceeds from the transaction were $12.0 million, including $1.0 million for prepaid royalties and was received in cash at closing. The sale of the restaurants is not expected to have a significant impact on our remaining 2005 operating results.

On September 26, 2005, Star Papa, our 51% owned joint venture operating Papa John’s restaurants in Texas, completed the acquisition of six independently-owned franchised Papa John’s restaurants located in the Austin, Texas area. The purchase price was $2.3 million. In addition, the Company also purchased seven Papa John’s franchise restaurants located in the Philadelphia, Pennsylvania area at the beginning of the fourth quarter for $1.5 million and the forgiveness of accounts receivable approximating $500,000. We plan to consolidate additional franchise units in the Philadelphia market as the opportunity arises and expect to build approximately 20 Company-owned units over the next four to five years in order to more quickly achieve greater market penetration and awareness. If successful, this “buy and build” approach may be used in additional under-penetrated domestic markets over time to enhance overall net unit growth and market development.

Forward-Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to the uncertainties associated with litigation; increases in advertising, promotions and discounting by competitors, which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to open new restaurants and operate new and existing restaurants profitably; increases in or sustained high levels of food, labor, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers if needed; health- or disease-related disruptions or consumer concerns about commodities supplies; economic, political and health conditions in the countries in which the Company or its franchisees operate; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; higher-than-anticipated construction costs; hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime; and labor shortages in various markets resulting in higher required wage rates. The above factors might be especially harmful to the financial viability of franchises in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Our international operations are subject to additional factors, including currency regulations and fluctuations; differing cultures and consumer preferences; diverse government regulations and structures; ability to source high-quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees. See “Part I. Item 1. – Business Section – Forward-Looking Statements” of the Annual Report on Form 10-K for the fiscal year ended December 26, 2004 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at September 25, 2005 was principally comprised of a $36.0 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 62.5 to 100.0 basis point spread, tiered based upon debt and cash flow levels. In November 2001, we entered into an interest rate swap agreement that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

The effective interest rate on the line of credit, including the impact of the interest rate swap agreement, was 5.93% as of September 25, 2005. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of September 25, 2005, as mitigated by the interest rate swap based on present interest rates, would have no impact on interest expense since the debt balance is less than the $60.0 million notional amount. The annual impact of a 100-basis-point increase in interest rates on the debt associated with VIEs would be $127,500.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on first nine months of 2005 and full-year 2004 operating results and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through 2006 (based on the October 26, 2005 Chicago Mercantile Exchange (CME) milk futures market prices) and actual prices in 2004 and the first three quarters of 2005:

	2006				2005			2004
	BIBP		Actual		BIBP	Actual		BIBP	Actual
	Block Price		Block Price		Block Price	Block Price		Block Price	Block Price

Quarter 1	$1.548	*	$1.420	*	$1.520	$1.539		$1.220	$1.426
Quarter 2	1.476	*	1.401	*	1.550	1.515		1.326	2.012
Quarter 3	1.564	*	1.481	*	1.677	1.485		1.556	1.528
Quarter 4	1.497	*	1.427	*	1.625	1.505	*	1.535	1.617
Full Year	$1.521	*	$1.432	*	$1.593	$1.511	*	$1.409	$1.646

*amounts are estimates based on futures prices

Based on the above-noted CME milk futures market prices, and the actual fourth-quarter 2005 and projected 2006 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase (decrease) our operating income as follows (in thousands):

	Increase /
	(decrease)

Quarter 1 - 2005	$(1,595)
Quarter 2 - 2005	(185)
Quarter 3 - 2005	3,044
Quarter 4 - 2005	3,304	*
Full Year - 2005	$4,568	*

Quarter 1 - 2006	$3,537	*
Quarter 2 - 2006	1,936	*
Quarter 3 - 2006	1,940	*
Quarter 4 - 2006	1,916	*
Full Year - 2006	$9,329	*

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

During the third quarter of 2005, we implemented a new Enterprise Resource Planning System. We believe that effective internal control over financial reporting was maintained during and after the implementation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $500.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 25, 2005. Through September 25, 2005, a total of 16.6 million shares with an aggregate cost of $457.4 million and an average price of $27.55 per share have been repurchased under this program and placed in treasury. The following table summarizes our repurchases by fiscal period during 2005 (in thousands, except per-share amounts):

				Total Number of	Maximum Dollar
	Total		Average	Shares Purchased	Value of Shares
	Number		Price	as Part of Publicly	that May Yet Be
	of Shares		Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased		Share	or Programs	Plans or Programs

12/27/2004 - 01/23/2005	131		$34.38	15,848	$74,940
01/24/2005 - 02/20/2005	109		$34.52	15,957	$71,178
02/21/2005 - 03/27/2005	163		$34.74	16,120	$65,528
03/28/2005 - 04/24/2005	—	*	—	16,120	$65,528
04/25/2005 - 05/22/2005	—	*	—	16,120	$65,528
05/23/2005 - 06/26/2005	—	*	—	16,120	$65,528
06/27/2005 - 07/24/2005	—	*	—	16,120	$65,528
07/25/2005 - 08/21/2005	—	*	—	16,120	$65,528
08/22/2005 - 09/25/2005	481		$47.62	16,601	$42,636

*There were no share repurchases during these periods.

On August 11, 2005, our share repurchase authorization was increased from $450.0 million to $500.0 million. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to December 27, 2004.

Item 6.  Exhibits

Exhibit
Number	Description

10.1	Amended and Restated Assets Purchase Agreement dated September 26, 2005 between Papa John’s International, Inc. and PJCOMN Acquisition Corporation.

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a -15(e)

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a -15(e)

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements. Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 (Commission File No. 0-21660) is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 1, 2005	/s/ J. David Flanery
J. David Flanery
Senior Vice President and Chief Financial Officer