Form 10-K
period 2005-12-25
PAPA JOHNS INTERNATIONAL INC
filed 2006-02-28
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 25, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 26, 2005, was approximately $441,541,124.

As of February 21, 2006 there were 33,182,720 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2006.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules

PART I

Item 1. Business

General

Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s”. At December 25, 2005, the Company and its franchisees operated domestically in 49 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico and in 22 countries, and under the trademark “Perfect Pizza” in the United Kingdom. The first Company-owned Papa John’s restaurant opened in 1985 and the first franchised restaurant opened in 1986. We acquired Perfect Pizza Holdings Limited (referred to as “Perfect Pizza” and “Papa John’s UK”) in 1999 as part of our plan to develop restaurants internationally (see Development). At December 25, 2005, there were 2,926 Papa John’s restaurants in operation, consisting of 504 Company-owned and 2,422 franchised restaurants. Additionally, there were 112 franchised Perfect Pizza restaurants in operation.

As more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company recently developed a plan to sell its Perfect Pizza operations, consisting of the franchised units and related distribution operations. The Company believes the sale of the Perfect Pizza operations will be completed within the next 12 months.

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

Strategy

Our goal is to build the strongest brand loyalty of all pizzerias internationally. The key elements of our strategy include:

Menu. Domestic Papa John’s restaurants offer a menu of high-quality pizza along with side items, including breadsticks, cheesesticks, chicken strips and wings, dessert pizza and canned or bottled soft drinks. Papa John’s traditional crust pizza is prepared using fresh dough (never frozen). Papa John’s pizzas are made from a proprietary blend of wheat flour, cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat (100% beef, pork and chicken with no fillers) and vegetable toppings. Domestically, all ingredients and toppings can be purchased from our Quality Control Center (“QC Centers”) system, which delivers to individual restaurants twice weekly. Each traditional crust pizza offers a container of our special garlic sauce and a pepperoncini pepper, and each thin crust pizza is served with a packet of special seasonings. In international markets, the menu mix (toppings and side items) is adapted to local tastes.

We have offered a thin crust pizza since 1999. During 2005, we introduced Papa’s Perfect Pan, which features a square, thick buttery-tasting crust made with olive oil, and a new zesty robusto pizza sauce with chunks of tomato and flavored with garlic, Italian herbs and spices. Both the thin and pan crusts are par-baked products produced by third-party vendors.

Efficient Operating System. We believe our operating and distribution systems, restaurant layout and designated delivery areas result in lower restaurant operating costs and improved food quality, and promote superior customer service. Our domestic QC Center system takes advantage of volume purchasing of food and supplies, and provides consistency and efficiencies of scale in fresh dough production. This eliminates the need for each restaurant to order food from multiple vendors and commit substantial labor and other resources to dough preparation.

Commitment to Team Member Training and Development. We are committed to the development and motivation of our team members through training programs, incentive compensation and opportunities for advancement. Team member training programs are conducted for corporate team members, and offered to our franchisees at training locations across the United States. We offer performance-based financial incentives to restaurant team members at various levels. Our management compensation program is designed to attract and retain highly motivated people.

Marketing. Our restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of targeted print materials in direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. Local marketing efforts are supplemented with radio and television advertising, produced locally and on a national basis. Seven national television campaigns aired in 2005. We also advertise nationally via the internet.

Franchise System. We are committed to maintaining and developing a strong franchise system by attracting experienced operators, partnering with them to expand and grow their business and monitoring their compliance with our high standards. We seek to attract franchisees with experience in restaurant or retail operations and with the financial resources and management capability to open single or multiple locations. To ensure consistent food quality, each domestic franchisee is required to purchase dough and seasoned sauce from our QC Centers and purchase all other supplies from our QC Centers or approved suppliers. QC Centers outside the U.S. or in remote areas may be operated by franchisees pursuant to license agreements or by other third parties. We devote significant resources to provide Papa John’s franchisees with assistance in restaurant operations, management training, team member training, marketing, site selection and restaurant design. We also provide significant assistance to licensed international QC Centers in sourcing high-quality suppliers located in-country or regional suppliers to the extent possible.

Unit Economics

In 2005, the 472 domestic Company-owned restaurants included in the most recent quarter’s comparable restaurant base generated average annual sales, based on a 52-week year, of $818,000, average cash flow (restaurant operating income plus depreciation) of $172,000 and average restaurant operating income of $148,000. This average operating income represents 18.0% of average sales and 54.7% of the $270,000 average cash investment for these Company-owned restaurants.

The average cash investment for the seven domestic Company-owned restaurants opened during the 2005 fiscal year, exclusive of land, was approximately $241,000. We expect the average cash investment for the 20 Company-owned restaurants expected to open in 2006 to be approximately $250,000. Substantially all domestic restaurants do not offer dine-in areas, which reduces our restaurant capital investment.

Development

A total of 198 Papa John’s restaurants were opened during 2005, consisting of eight Company-owned and 190 franchised restaurants (101 domestic and 89 international), while 102 Papa John’s restaurants closed during 2005, consisting of one Company-owned and 101 franchised (73 domestic and 28 international). During 2005, six franchised Perfect Pizza restaurants were opened, 11 franchised restaurants were closed and one restaurant was converted to a Papa John’s restaurant.

During 2006, we plan to open approximately 20 Company-owned restaurants domestically and expect franchisees to open approximately 190 to 220 restaurants (90 to 105 domestically and 100 to 115 internationally). We also expect approximately 70 to 100 Papa John’s restaurants to close during 2006, the majority of which are expected to be domestic franchise units. Domestic and international franchise unit expansion is expected to spread throughout markets across North and South America, Asia, Europe, and the Middle East. Our expansion in Asia will include a significant focus in China, Korea and India.

Our Company-owned expansion strategy is to continue to open domestic restaurants in existing markets, thereby increasing consumer awareness and enabling us to take advantage of operational and advertising efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants within a particular market results in increased average restaurant sales in that market over time. We have co-developed markets with some franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future. We continually evaluate the number and market areas of our Company-owned restaurants, and may purchase or sell restaurants from time to time. We also have two domestic joint ventures and may consider entering into more of these arrangements in the future.

We recently began implementing a “buy and build” strategy in one large metropolitan market. Under this strategy, the Company will purchase franchise restaurants in an under-penetrated or emerging domestic market with the intention of building additional Company-owned restaurants to increase market awareness. We plan to explore implementing this strategy in other markets, including the possible use of joint venture partners.

Restaurant Design and Site Selection

Backlit awnings, neon window designs and other visible signage characterize the exterior of most Papa John’s restaurants. A typical domestic Papa John’s restaurant averages 1,100 to 1,500 square feet. Papa John’s restaurants are designed to facilitate a smooth flow of food orders through the restaurant. The layout includes specific areas for order taking, pizza preparation and routing, resulting in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of food products. The typical interior of a Papa John’s restaurant has a vibrant color scheme, and includes a bright menu board, custom counters and a carryout customer area. The counters are designed to allow customers to watch the team members slap out the dough and put sauce and toppings on pizzas. Most of our international Papa John’s restaurants are between 900 and 1400 square feet, however, several have been opened in larger spaces to include dine-in service and average 35 to 100 seats. We will utilize dine-in service as part of our international growth strategy based on a country-by-country evaluation of consumer preferences and trends.

We consider the location of a restaurant to be important and therefore devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics, target population density, household income levels and competitive factors. A member of our development team inspects each potential domestic Company-owned restaurant location and substantially all franchised restaurant locations and the surrounding market before a site is approved. Our restaurants are typically located in strip shopping centers or freestanding buildings that provide visibility, curb appeal and accessibility. Our restaurant design can be configured to fit a wide variety of building shapes and sizes, which increases the number of suitable locations for our restaurants.

A number of freestanding restaurants have been opened in the Papa John’s system. We seek either existing buildings suitable for conversion, or locations suitable for the construction of our prototype restaurant. At December 25, 2005, freestanding units represented approximately 24% of domestic Company-owned restaurants, and a relatively small percentage of domestic franchised restaurants. We do not expect to add a significant number of domestic freestanding restaurants in the future.

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

We have designed a re-image package for the interior of our domestic restaurants at a cost of approximately $5,000 per unit. We expect to re-image all Company-owned restaurants in 2006 at a total cost of approximately $2.0 million and will offer the re-image package to franchisees on an elective basis.

Quality Control Centers (“QC”); Strategic Supply Chain Management

Our domestic QC Centers, comprised of ten regional production and distribution centers in 2005, supply pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant. This system enables us to monitor and control product quality and consistency, while lowering food costs. Our full-service QC Centers are located in Louisville, Kentucky; Dallas, Texas; Pittsburgh, Pennsylvania; Orlando, Florida; Raleigh, North Carolina; Denver, Colorado; Rotterdam, New York; Portland, Oregon; Des Moines, Iowa; and Phoenix, Arizona. The QC Center system capacity is continually evaluated in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant. We consider the current QC center system capacity sufficient to accommodate domestic restaurant unit development for the next several years.

Our subsidiary, Papa John's UK, leases a distribution center in the United Kingdom. The primary difference between a full-service QC Center and a distribution center is that full-service QC Centers produce fresh pizza dough in addition to providing other food and paper products used in our restaurants. International full-service QC Centers, licensed to franchisees and non-franchisee third parties, are generally located in the markets where our franchisees have restaurants. We expect future international QC Centers to be licensed to franchisees or non-franchisee third parties; however, we may open Company-owned QC Centers at our discretion. We also have the right to acquire licensed QC Centers from our international licensees in certain circumstances.

We set quality standards for all products used in our restaurants and designate approved outside suppliers of food and paper products that meet our quality standards. In order to ensure product quality and consistency, all Papa John’s restaurants are required to purchase seasoned sauce and dough from our QC Centers. Franchisees may purchase other goods directly from our QC Centers or approved suppliers. National purchasing agreements with most of our suppliers generally result in volume discounts to us, allowing us to sell products to our restaurants at prices that we believe are below those generally available in the marketplace. Within our domestic QC Center system, products are distributed to restaurants by refrigerated trucks leased and operated by us or transported by a dedicated logistics company.

PJ Food Service, Inc. (“PJFS”), our wholly owned subsidiary that operates our domestic Company-owned QC Centers, has a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a third-party entity formed by franchisees for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Under this arrangement, PJFS purchases cheese at a fixed quarterly price based in part on historical average cheese prices. Gains and losses incurred by the selling entity are passed to the QC Centers via adjustments to the selling price over time. Ultimately, PJFS purchases cheese at a price approximating the actual average market price, but with more predictability and less price volatility. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity, and “Note 5” of “Notes to Consolidated Financial Statements” for additional information concerning BIBP and the purchasing arrangement, and the related financial statement treatment thereof.

Marketing Programs

All Company-owned and franchised Papa John’s restaurants within a co-developed market are required to join an area advertising cooperative (“Co-op”). Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as radio, television and print advertising. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members. The restaurant-level and Co-op marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John’s Marketing Fund, Inc., a non-profit corporation (the “Marketing Fund”). The Marketing Fund produces and buys air time for Papa John’s national television commercials, in addition to other brand-building activities, such as consumer research and public relations activities. All domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain percentage of sales to the Marketing Fund. The contribution rate to the Marketing Fund can be increased above the required contribution rate if a majority of the domestic restaurants agree to such increase. The contribution percentage was 2.25% during 2005, 3.25% for the period June through December 2004, and 2.0% from January through May 2004 and throughout 2003. Effective at the beginning of fiscal 2006, the contribution percentage to the Marketing Fund increased to 2.6% and is expected to remain at that level throughout 2006.

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

We provide both Company-owned and franchised restaurants with pre-approved print marketing materials and with catalogs for the purchase of uniforms and promotional items. We also provide direct marketing services to Company-owned and franchised restaurants using customer information gathered by our proprietary point-of-sale technology (see Company Operations – Point of Sale Technology).

We have developed a system by which all domestic Papa John’s restaurant customers are able to place orders online via the internet, including a new “plan ahead ordering” advance ordering feature. We receive a percentage fee based on online sales from domestic franchisees, in addition to royalties, for this service.

We offer our customers the opportunity to purchase a reloadable gift card, (“Papa Card”) that can be purchased in any denomination from $10 to $100. We also offer Papa Cards for sale to consumers in limited third party outlets and continue to explore additional Papa Card distribution opportunities. The Papa Card may be redeemed for delivery, carryout and online orders and is accepted at substantially all Papa John’s traditional U.S. restaurants.

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

We also employ directors of operations who are responsible for overseeing an average of seven Company-owned restaurants. The directors of operations report to operations vice presidents who are individually responsible for the management of approximately 100 Company-owned restaurants in specific geographic regions. These team members are eligible to earn performance-based financial incentives.

Training and Education. We have a department dedicated to training and developing team members, as well as assisting with new restaurant openings. With regional training locations across the country, we are capable of training multiple operators during new program or product introductions. Domestically, we provide an on-site training team three days before and three days after the opening of any Company-owned or franchised restaurant requesting assistance. Operations personnel, both corporate and franchise, complete our management training program and on-going development programs in which instruction is given on all aspects of our systems and operations. The programs include hands-on training and some classroom instruction at an operating Papa John’s restaurant by a Company certified general training manager. Our training includes new team member orientation, in-store and delivery training, core management skills training, new product or program implementation and ongoing developmental programs.

Point of Sale Technology. Point of sale technology (our proprietary PROFIT SystemTM) is in place in all domestic traditional Papa John’s restaurants and in a majority of Papa John’s international restaurants. We believe this technology facilitates faster and more accurate order-taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs. We believe the PROFIT System enhances restaurant-level marketing capabilities through the development of a database containing information on customers and their buying habits with respect to our products. Polling capabilities allow us to obtain restaurant operating information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting. During 2004, we introduced a new generation of the PROFIT System to the domestic and international Papa John’s system. This updated version was designed to improve operational efficiencies at the restaurant level and improve our data collection process. The updated PROFIT System was installed in all domestic Company-owned and franchised restaurants during 2005. The PROFIT System is also closely integrated with our online ordering system in all domestic traditional Papa John’s restaurants. This enables Papa John’s to offer nationwide online ordering to our customers.

Reporting. Management at Company-owned restaurants evaluates daily reports of sales, cash deposits and operating costs. Physical inventories of all food and beverage items are taken nightly.

Joint Venture. We operate 114 Company-owned restaurants under two joint venture arrangements. Under the first arrangement, we own 70% of 36 Papa John’s restaurants located in Virginia and Maryland. Under the second arrangement, we own 51% of 78 Papa John’s restaurants located in Texas. We will continue to evaluate further joint venture arrangements on an individual basis as opportunities arise.

Hours of Operations. Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday.

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 25, 2005, there were 2,422 franchised Papa John’s restaurants operating in 49 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico and 22 countries, and 112 franchised Perfect Pizza restaurants operating in the United Kingdom. As of December 25, 2005, we have development agreements with our franchisees for approximately 271 additional domestic franchised restaurants committed to open through 2012 and agreements for 848 additional international franchised restaurants to open through 2016. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. During 2005, 190 (101 domestic and 89 international) franchised Papa John’s restaurants were opened, and six Perfect Pizza franchised restaurants were opened. Our franchisees have converted 62 Perfect Pizza restaurants to Papa John’s restaurants since 2000.

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

Our standard domestic franchise agreement provides for a term of ten years (with one ten-year renewal option) and payment to us of a royalty fee of 4% of sales. Substantially all existing franchise agreements permit us to increase the royalty fee up to 5% of sales. The royalty fee cannot be increased to an amount greater than the percentage royalty fee then in effect for new franchisees.

We have the right to terminate a franchise agreement for a variety of reasons, including a franchisee’s failure to make payments when due or failure to adhere to our policies and standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise.

We opened our first franchised restaurant outside the United States in 1998. We define “international” to be all markets outside the contiguous United States in which we have either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under a master franchise agreement, the franchisee has the right to subfranchise a portion of the development to one or more subfranchisees approved by us. Under our current standard international development agreement (except for Hawaii and Alaska, in which the initial fees are the same as domestic restaurants), the franchisee is required to pay total fees of $25,000 per restaurant, $5,000 at the time of signing the agreement, and $20,000 when the restaurant opens or the agreed-upon development date, whichever comes first. Under our current standard master franchise agreement, the master franchisee is required to pay total fees of $25,000 per restaurant owned and operated by the master franchisee, under the same terms as the development agreement, and $15,000 for each subfranchised restaurant, $5,000 at the time of signing the agreement and $10,000 when the restaurant opens or the agreed-upon development date, whichever comes first.

Our current standard international master franchise and development agreements provide for payment to us of a royalty fee of 5% of sales (3% of sales by subfranchised restaurants), with no provision for increase. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our standard domestic franchise agreement. From time to time, development agreements will be negotiated at other than standard terms for fees and royalties.

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

Franchise Restaurant Development. We provide assistance to Papa John’s franchisees in selecting sites, developing restaurants and evaluating the physical specifications for typical restaurants. Each franchisee is responsible for selecting the location for its restaurants but must obtain our approval of restaurant design and location based on accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic. Our domestic franchisees may purchase complete new store equipment packages through an approved third party supplier under a commission arrangement with the Company. Internationally, our franchisees buy their equipment from approved third-party suppliers.

Franchisee Loans. Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or other franchisees. Loans made to franchisees typically bear interest at fixed or floating rates (with a stated average interest rate of 5.8% at December 25, 2005) and in most cases are secured by the fixtures, equipment and signage (and where applicable, the land) of the restaurant and the ownership interests in the franchisee. At December 25, 2005, franchisee loans outstanding totaled $7.7 million ($1.5 million of net loans were eliminated upon consolidating franchisee variable interest entities or “VIEs”), net of a $1.5 million reserve for uncollectible amounts. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

We have a commitment to lend up to $17.6 million to BIBP, a franchisee-owned corporation. We have an outstanding loan of $13.1 million to BIBP at December 25, 2005, which is eliminated in consolidation. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Insurance Program. Our franchisees have the opportunity to purchase various insurance policies, such as non-owned automobile and workers’ compensation, through our insurance agency, Risk Services Corp. (“Risk Services”). In October 2000, we established a captive insurance company (“Captive”) located in Bermuda, RSC Insurance Services, Ltd., to accommodate this business. Beginning in October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this new agreement eliminates our risk of loss for franchise insurance coverage written after September 2004. As of December 25, 2005, approximately 50% of domestic franchise restaurants had obtained insurance coverage through Risk Services. See “Note 12” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Training and Support. During late 2005, the field support structure for domestic franchisees was reorganized and merged into the Company-owned restaurant management structure. The new field support structure consists of Franchise Business Directors (“FBDs”), each of whom is responsible for serving an average of approximately 100 franchise units. Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program and who devotes his or her full business time and efforts to the operation of the franchisee’s restaurants. Each franchise restaurant manager is also required to complete our Company-certified management training program. Domestically, we provide an on-site training crew three days before and three days after the opening of a franchisee’s first two restaurants. Internationally, we provide an on-site training crew five days before and five days after the opening of a franchisee’s first two stores. Ongoing supervision of training is monitored by the franchise training team. Multi-unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved programs in order to train new team members and management candidates for their restaurants. Our FBD’s maintain open communication with the franchise community, relaying operating and marketing information and new ideas between franchisees and us. Internationally, training is monitored by our international director of training as well as regional directors and international business managers assigned to specific franchisee territories. We also maintain communications with our franchisees through periodic system-wide meetings and newsletters.

Franchise Operations. All franchisees are required to operate their Papa John’s restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

Franchise Advisory Council. We have a Franchise Advisory Council that consists of Company and franchisee representatives of domestically owned restaurants. The Advisory Council and subcommittees hold regular meetings to discuss new marketing ideas, operations, growth and other relevant issues. In addition, the Company is aware that certain franchisees have formed an operators’ exchange group for the purpose of communicating and addressing issues, needs and opportunities among its members and the Company.

We currently communicate with, and receive input from, our franchisees in several forms, including through the Company’s Franchise Advisory Council, annual operations conferences and various regional meetings conducted with franchisees throughout the year and participation in an operators’ exchange best practices forum in which numerous franchisees also participate. We are committed to communicating with, and receiving input from, our franchisees.

Reporting and Business Processes. We collect sales and other operating information from domestic Papa John’s franchisees daily. We have agreements with substantially all Papa John’s domestic franchisees permitting us to debit electronically the franchisees’ bank accounts for substantially all payments to us including the payment of royalties, Marketing Fund contributions, risk management services, and purchases from our Print and Promotions operations and QC Centers. This system significantly reduces the resources needed to process receivables, improves cash flow and mitigates the amount of past-due accounts related to these items. Domestic franchisees generally are required to purchase and install the Papa John’s PROFIT System in their restaurants (see Company Operations — Point of Sale Technology).

Industry and Competition

The restaurant industry is intensely competitive with respect to price, service, location, food quality and variety. There are many well-established competitors with substantially greater financial and other resources than Papa John’s. Competitors include a large number of international, national and regional restaurant chains, as well as local pizza operators. Some of our competitors have been in existence for a substantially longer period than us and may have higher restaurant penetration and stronger, more developed brand awareness in the markets where our restaurants are, or may be located. Based on independent third-party research, the United States Quick Service Restaurant (“QSR”) Pizza category, which includes dine-in, carry-out and delivery, had sales of approximately $33.5 billion in 2005, of which Papa John’s share was reported as 5.2%. Within the pizza segment of the restaurant industry, we believe our primary competitors are the national pizza chains, including Pizza Hut, Domino’s and Little Caesars, and several regional chains, including chains executing a “take and bake” concept. A change in the pricing or other marketing strategies of one or more of our competitors could have an adverse impact on our sales and earnings. Additionally, a continued increased emphasis on drive thru, carryout and curbside pickup availability by casual dining restaurants, such as Applebee’s and Outback, as well as improved quality of fresh and frozen supermarket offerings, could also have an adverse impact on our sales and earnings.

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

Employees

As of December 25, 2005, we employed 13,194 persons, of whom approximately 11,417 were restaurant team members, 556 were restaurant management and supervisory personnel, 529 were corporate personnel and 692 were QC Center and support services personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members is covered by a collective bargaining agreement. We consider our team member relations to be excellent.

Item 1A. Risk Factors

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

1.               The ability of the Papa John’s system to continue to open new restaurants is affected by a number of factors, many of which are beyond our control. These factors include, among other things, litigation, selection and availability of suitable restaurant locations, increases in or sustained high levels of food, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that system-wide, Papa John’s will be able to meet planned growth targets, open restaurants in markets now targeted for expansion, or continue to operate in existing markets profitably.

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

5.               Health- or disease-related disruptions or consumer concerns about the commodity supply or the Company’s food products could negatively impact the availability and/or cost of commodities and adversely impact restaurant operations and our financial results.

6.               System-wide restaurant operations are subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. A significant number of hourly personnel employed by our franchisees and us are paid at rates related to the federal minimum wage. Accordingly, further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases above federal wage rates will increase labor costs for our system-wide operations. Additionally, labor shortages in various markets could result in higher required wage rates.

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

8.               Domestically, we are dependent on sole suppliers for our cheese, flour, and thin and pan crust dough products. Alternative sources for these ingredients may not be available on a timely basis to supply these key ingredients or be available on terms as favorable to us as under our current arrangements. Domestic restaurants purchase substantially all food and related products from our QC Centers. Accordingly, both our corporate and franchised restaurants could be harmed by any prolonged disruption in the supply of products from our QC Centers.

9.               Domestic franchisees are only required to purchase seasoned sauce and dough from our QC Centers and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our QC Centers.

10.         Beginning in October of 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in our franchise insurance program, thus eliminating our risk of loss for franchise insurance coverage written after September 2004. The Captive’s relatively immature claims history limits the predictive value of estimating the costs of incurred and future claims, thus our operating income is subject to potential significant adjustments for changes in estimated insurance reserves for policies written from the Captive’s inception in October 2000 through September 2004.

11.         Our domestic and international operations could be negatively impacted by significant changes in international economic, political and health conditions. In addition, our international operations are subject to additional factors, including compliance with foreign laws, currency regulations and fluctuations, differing business and social cultures and consumer preferences, diverse government regulations and structures, availability and cost of land and construction, ability to source high-quality ingredients and other commodities in a cost-effective manner, and differing interpretation of the obligations established in franchise agreements with international franchisees. Accordingly, there can be no assurance that our operations will achieve or maintain profitability or meet planned growth rates.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 25, 2005, there were 2,926 Papa John’s restaurants and 112 franchised Perfect Pizza restaurants system-wide.

Company-owned Papa John’s Restaurants

Number of
Restaurants

Florida	32
Georgia	68
Illinois	3
Indiana	40
Kentucky	41
Maryland	50
Missouri	19
New Jersey	15
New Mexico	10
North Carolina	63
Ohio	16
Pennsylvania	12
South Carolina	4
Tennessee	27
Texas	78
Virginia	24
Total Domestic Company-owned Papa John’s Restaurants	502
United Kingdom	2
Total Company-owned Papa John’s Restaurants	504

Note: Company-owned Papa John’s restaurants include restaurants owned by majority-owned joint ventures. There were 114 such restaurants at December 25, 2005 (78 in Texas, 24 in Virginia and 12 in Maryland).

Domestic Franchised Papa John’s Restaurants

Number of
Restaurants

Alabama	62
Arizona	66
Arkansas	13
California	173
Colorado	50
Connecticut	3
Delaware	12
Florida	207
Georgia	64
Idaho	8
Illinois	56
Indiana	75
Iowa	22
Kansas	31
Kentucky	52
Louisiana	40
Maine	6
Maryland	37
Massachusetts	16
Michigan	48
Minnesota	49
Mississippi	20
Missouri	44
Montana	9
Nebraska	16
Nevada	19
New Hampshire	2
New Jersey	24
New Mexico	7
New York	58
North Carolina	63
North Dakota	6
Ohio	134
Oklahoma	26
Oregon	19
Pennsylvania	79
Rhode Island	5
South Carolina	42
South Dakota	7
Tennessee	61
Texas	129
Utah	25
Virginia	89
Washington	55
West Virginia	21
Wisconsin	37
Wyoming	5
Washington, D.C.	5

Total Domestic Franchised Papa John’s Restaurants	2,097

International Franchised Papa John’s Restaurants

	Number of
	Restaurants

Alaska	4
Bahamas	5
Bahrain	6
Canada	14
Cayman Islands	1
China	26
Costa Rica	11
Ecuador	3
Hawaii	15
Ireland	2
Kuwait	4
Mexico	39	(a)
Nicaragua	1
Oman	4
Pakistan	1
Peru	4
Portugal	2
Puerto Rico	13
Russia	6
Saudi Arabia	17
South Korea	39
Trinidad	2
U.S. Virgin Islands	2
United Arab Emirates	1
United Kingdom	87
Venezuela	16

Total International Franchised Papa John’s Restaurants	325

(a) In the fourth quarter, we terminated the master franchise agreement in Mexico. In January and February, 17 franchised and subfranchised restaurants in Mexico closed. We expect that a substantial majority of the 22 remaining franchised and subfranchised restaurants in Mexico will close by the end of the first quarter. The royalty income earned from the restaurants closed or expected to close was not material to our 2005 operating results. We are committed to the development of Mexico as an important international market and are currently evaluating our alternatives, including potential direct investment via a joint venture or other methods.

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

Approximately 45 Company-owned restaurants are located in buildings we own on land either owned or leased by us. These restaurants range from 1,100 to 3,000 square feet. Three of these restaurants are located in multi-bay facilities. These multi-bay facilities contain from 2,800 to 5,000 square feet, and the space not utilized by the Papa John’s restaurant in each facility is leased or held for lease to third party tenants.

At December 25, 2005, we had 201 restaurants located in the United Kingdom (87 franchised and 2 Company-owned Papa John’s restaurants and 112 franchised Perfect Pizza restaurants). In addition to leasing the 2 Company-owned restaurant sites, we lease and sublease to franchisees 162 of the 199 franchised restaurant sites. The initial lease terms on the Company and franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have developed a plan to sell our Perfect Pizza operations located in the United Kingdom during the next 12 months.

Information with respect to our leased QC Centers and other facilities as of December 25, 2005 is set forth below.

Facility	Square Footage
Raleigh, NC	61,000
Denver, CO	32,000
Phoenix, AZ	57,000
Des Moines, IA	43,000
Rotterdam, NY	45,000
Portland, OR	37,000
Pittsburgh, PA	52,000

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

The Papa John’s UK management team is located in 6,000 square feet of leased office space in London with a remaining lease term of 10 years. In addition, Papa John’s UK leased a distribution center located in a 30,000 square foot facility in Staffordshire, England.

Item 3. Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of Papa John’s, together with their ages as of January 1, 2006, their positions and the years in which they first became an officer:

Name	Age	Position	First Elected Executive Officer

John H. Schnatter	44	Founder and Executive Chairman	1985

Nigel Travis	56	President and Chief Executive Officer	2005

William M. Van Epps	57	Senior Vice President and Chief Operations Officer	2002

Julie L. Larner	45	Senior Vice President and President – PJ Food Service, Inc.	2001

Charles W. Schnatter	43	Senior Vice President and Chief Development Officer	1991

J. David Flanery	48	Senior Vice President, Chief Financial Officer and Treasurer	1994

Michael R. Cortino	49	Senior Vice President, Corporate Operations	2000

Timothy C. O’Hern	42	Senior Vice President, Development	2005

Richard J. Emmett	50	Senior Vice President, General Counsel and Secretary	1992

Christopher J. Sternberg	40	Senior Vice President, Corporate Communications	2006

John H. Schnatter created the Papa John’s concept and founded Papa John’s in 1985. He has served as Executive Chairman since April 2005. From 1990 to April 2005, he served as Chairman of the Board and Chief Executive Officer and as President from 1985 to 1990 and from January 2001 to April 2005. He has been a franchisee since 1986.

Nigel Travis has served as President and Chief Executive Officer since April 1, 2005 after joining Papa John’s in January 2005 as Executive Vice President. He also serves as a member of our Board of Directors. Prior to joining Papa John’s, Mr. Travis held various leadership positions at Blockbuster, Inc., from 1994 to 2004, most recently as President and Chief Operating Officer. From 1985 to 1994, Mr. Travis served in various capacities for Grand Metropolitan PLC (London, England), including leadership positions at Burger King Corporation for five years. Mr. Travis is the lead director of the Bombay Company, Inc.

William M. Van Epps has served as Senior Vice President and Chief Operations Officer since 2004, responsible for domestic corporate and franchised restaurant operations and international operations. Mr. Van Epps served as our Managing Director, International from September 2001 to 2004. Prior to joining

Papa John’s, Mr. Van Epps served for two years as President, International Division of Yorkshire Global Restaurants, responsible for the international development of Long John Silver’s and A&W restaurants. From 1993 to 1999, he served in several positions with AFC Enterprises, including President of its International Division. From 1988 to 1993, he was Vice President, Marketing and International for Western Sizzlin, Inc.

Julie L. Larner has served as Senior Vice President and President - PJ Food Service, Inc. since 2004. Ms. Larner served as Senior Vice President, Chief Administrative Officer and Treasurer from 2001 to 2004. Ms. Larner has been with Papa John’s since 1992, serving as controller for PJ Food Service, Inc. from 1992 to 1997 and its Vice President of Finance and Administration from 1998 to 2001.

Charles W. Schnatter has served as Senior Vice President and Chief Development Officer since 2001 and served as Secretary from 1991 until October 2005; he has been a Senior Vice President since 1993. Mr. Schnatter also held the position of General Counsel from 1991 to March 2002. From 1988 to 1991, he was an attorney with Greenebaum Doll & McDonald PLLC, Louisville, Kentucky, a law firm, which provides legal services to us. Mr. Schnatter has been a franchisee since 1989.

J. David Flanery has served as Senior Vice President, Chief Financial Officer and Treasurer since 2004. He previously served as Senior Vice President of Finance since August 2002. He served as Vice President of Finance from 1995 through August 2002, after having joined Papa John’s in 1994 as Corporate Controller. From 1979 to 1994, Mr. Flanery was with Ernst & Young LLP in a variety of positions, most recently as Audit Senior Manager. Mr. Flanery is a licensed Certified Public Accountant.

Michael R. Cortino has served as Senior Vice President, Domestic Operations since August 2005; he previously served as Senior Vice President, Corporate Operations after serving as Vice President of Operations Support since 1999. Prior to joining Papa John’s, Mr. Cortino served five years as Vice President of Corporate Operations for AFC Enterprises – Church’s Chicken Brand and ten years as a market manager and in other positions with Taco Bell.

Timothy C. O’Hern rejoined Papa John’s in early 2005 as Senior Vice President, Development, after spending two years managing the operations of a Papa John’s franchisee in which he has an ownership interest. Prior to his departure from Papa John’s in 2002, Mr. O’Hern held various positions, including Vice President of Global Development from February 2001 to 2002, Vice President of U.S. Development from March 1997 to February 2001, Director of Franchise Development from December 1996 to March 1997 and Construction Manager from November 1995 to December 1996. He has been a franchisee since 1993.

Richard J. Emmett has served as Senior Vice President and General Counsel since March 2002, after serving as Senior Vice President and Senior Counsel since March 1997, and has served as Secretary since October 2005. Mr. Emmett is responsible for our legal, risk management and people departments. Mr. Emmett also served as Senior Vice President of Development from August 1996 to March 1997. From 1992 to 1996, Mr. Emmett held the position of Vice President and Senior Counsel. From 1983 to 1992, Mr. Emmett was an attorney with the law firm of Greenebaum Doll & McDonald PLLC, having become a partner of the firm in 1989. Mr. Emmett has been a franchisee since 1992.

Christopher J. Sternberg has served as Senior Vice President, Corporate Communications since April 2005, after serving as Vice President and Assistant to the Executive Chairman since 2000. Mr. Sternberg served as Vice President, Corporate Communications from 1997 to 2000. Mr. Sternberg joined the Company in 1994 as Assistant Counsel in our Legal Department. From 1990 to 1994, he was an attorney with Greenebaum Doll & McDonald PLLC, Louisville, Kentucky.

John and Charles Schnatter are brothers. There are no other family relationships among the executive officers and other key personnel.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol PZZA. As of February 21, 2006, there were approximately 811 record holders of common stock. The following table sets forth for the quarters indicated the high and low closing sales prices of our common stock, as reported by The NASDAQ Stock Market. All sales prices have been adjusted to reflect a two-for-one split of the Company’s outstanding shares of common stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on December 23, 2005 to receive one additional share for every outstanding share of common stock held on the record date. The stock dividend of approximately 16.5 million shares of common stock was distributed on January 13, 2006.

2005	High	Low
First Quarter	$18.28	$15.81
Second Quarter	20.36	16.99
Third Quarter	24.64	19.71
Fourth Quarter	29.98	24.74

2004	High	Low
First Quarter	$18.49	$15.90
Second Quarter	17.56	14.08
Third Quarter	15.63	14.01
Fourth Quarter	17.79	14.63

Since our initial public offering of common stock in 1993, we have not paid cash dividends on our common stock, and have no current plans to do so.

The Papa John’s Board of Directors has authorized the repurchase of up to $525.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2006. Through December 25, 2005, as adjusted for the two-for-one common stock split, a total of 34.7 million shares with an aggregate cost of $495.9 million and an average price of $14.29 per share have been repurchased under this program. Subsequent to year-end (through February 21, 2006), we acquired an additional 121,000 shares at an aggregate cost of $3.8 million. As of February 21, 2006, approximately $25.3 million remains available for repurchase of common stock under this authorization.

The following table summarizes our repurchase activity, as adjusted for the two-for-one stock split, by fiscal period during 2005 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

12/27/2004 - 01/23/2005	263		$17.19	31,697	$99,940
01/24/2005 - 02/20/2005	218		$17.26	31,915	$96,178
02/21/2005 - 03/27/2005	325		$17.37	32,240	$90,528
03/28/2005 - 04/24/2005	—	*	—	32,240	$90,528
04/25/2005 - 05/22/2005	—	*	—	32,240	$90,528
05/23/2005 - 06/26/2005	—	*	—	32,240	$90,528
06/27/2005 - 07/24/2005	—	*	—	32,240	$90,528
07/25/2005 - 08/21/2005	—	*	—	32,240	$90,528
08/22/2005 - 09/25/2005	961		$23.81	33,201	$67,636
09/26/2005 - 10/23/2005	706		$25.23	33,907	$49,839
10/24/2005 - 11/20/2005	567		$25.65	34,474	$35,299
11/21/2005 - 12/25/2005	226		$27.29	34,700	$29,135

*There were no share repurchases during these periods.

Our share repurchase authorization increased from $450.0 million to $500.0 million on August 11, 2005, and increased to $525.0 million on December 6, 2005. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to December 27, 2004.

The Company retired all common stock shares held in treasury as of December 23, 2005 in connection with the stock dividend.

Item 6. Selected Financial Data

The selected financial data presented for each of the years in the five-year period ended December 25, 2005 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

	Year Ended (1)
(In thousands, except per share data)	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001
Income Statement Data
Domestic revenues:
Company-owned restaurant sales	$434,525	$412,676	$416,049	$429,813	$445,849
Variable interest entities restaurant sales (2)	11,713	14,387	—	—	—
Franchise royalties (3)	52,289	50,292	49,851	51,386	50,768
Franchise and development fees	3,026	2,475	1,475	1,734	2,927
Commissary sales	398,372	376,642	369,825	381,217	390,889
Other sales	50,474	53,117	48,541	50,055	52,730
International revenues:
Royalties and franchise and development fees (4)	6,529	5,010	3,810	3,032	2,810
Restaurant and commissary sales (5)	11,860	10,747	10,572	9,521	6,346
Total revenues	968,788	925,346	900,123	926,758	952,319
Operating income (6)	72,700	36,682	55,353	74,914	75,717
Investment income	1,248	689	672	1,126	1,958
Interest expense	(4,316)	(5,313)	(6,851)	(7,677)	(8,857)
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	69,632	32,058	49,174	68,363	68,818
Income tax expense	25,364	12,021	18,440	25,637	25,975
Income from continuing operations before cumulative effect of a change in accounting principle	44,268	20,037	30,734	42,726	42,843
Income from discontinued operations, net of tax (7)	1,788	3,184	3,242	4,071	4,402
Cumulative effect of accounting change, net of tax (8)	—	—	(413)	—	—
Net income	$46,056	$23,221	$33,563	$46,797	$47,245
Basic earnings per common share:
Income from continuing operations before cumulative effect of a change in accounting principle (9)	$1.32	$0.58	$0.86	$1.07	$0.95
Income from discontinued operations, net of tax (7) (9)	0.05	0.09	0.09	0.10	0.10
Cumulative effect of accounting change, net of tax (8) (9)	—	—	(0.01)	—	—
Basic earnings per common share (9)	$1.37	$0.67	$0.94	$1.17	$1.05
Earnings per common share - assuming dilution:
Income from continuing operations before cumulative effect of a change in accounting principle (9)	$1.29	$0.58	$0.85	$1.05	$0.94
Income from discontinued operations, net of tax (7) (9)	0.05	0.09	0.09	0.10	0.10
Cumulative effect of accounting change, net of tax (8) (9)	—	—	(0.01)	—	—
Earnings per common share - assuming dilution (9)	$1.34	$0.67	$0.93	$1.15	$1.04
Basic weighted average shares outstanding (9)	33,594	34,414	35,876	40,136	45,200
Diluted weighted average shares outstanding (9)	34,316	34,810	36,074	40,600	45,506

Balance Sheet Data
Total assets	$350,562	$374,487	$347,214	$366,832	$387,439
Total debt	55,116	94,230	61,250	140,085	105,310
Total stockholders’ equity	161,279	139,223	159,272	121,947	195,632

(1)          We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. All fiscal years presented consisted of 52 weeks.

(2)          We began consolidating variable interest entities (VIEs) restaurants in 2004. See “Note 5” of “Notes to Consolidated Financial Statements.”

(3)          Domestic Franchise royalties were derived from franchise restaurant sales of $1.38 billion in 2005, $1.30 billion in 2004, $1.29 billion in 2003, $1.32 billion in 2002 and $1.30 billion in 2001.

(4)          International Royalties were derived from franchise restaurant sales of $104.2 million in 2005, $67.6 million in 2004, $65.0 million in 2003, $52.2 million in 2002 and $42.1 million in 2001.

(5)          Restaurant sales for Company-owned United Kingdom restaurants were $642,000 in 2005, $629,000 in 2004, $2.4 million in 2003, $4.0 million in 2002 and $4.5 million in 2001.

(6)          The operating results include the consolidation of BIBP beginning in 2004, which increased operating income approximately $5.8 million in 2005 and reduced operating income approximately $22.9 million in 2004. Operating income includes restaurant closure, impairment and disposition losses (gains) of ($2.0 million) in 2005, ($203,000) in 2004, $5.5 million in 2003, $1.1 million in 2002 and ($1.2 million) in 2001. See “Notes 5 and 8” of “Notes to Consolidated Financial Statements.”

(7)          The Perfect Pizza operations are classified as “discontinued operations” and the related assets as “held for sale”. See “Note 4” of “Notes to Consolidated Financial Statements.”

(8)          Reflects the cumulative effect on income and earnings per share of a change in accounting principle, net of tax, as required by Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(9)          Adjusted to reflect a two-for-one common stock split effected in the form of a 100% stock dividend to stockholders of record on December 23, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985 with the opening of the first Papa John’s restaurant in Jeffersonville, Indiana. At December 25, 2005, there were 2,926 Papa John’s restaurants in operation, consisting of 504 Company-owned and 2,422 franchised, and 112 franchised Perfect Pizza restaurants in the United Kingdom. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

New unit openings in 2005 were 204 as compared to 175 in 2004 and 105 in 2003 and unit closings in 2005 were 113 as compared to 153 in 2004 and 116 in 2003. The improvement in net unit growth during 2005 reflects improved operating margins for domestic unit restaurants and our continued international expansion. We expect net unit growth of approximately 140 to 170 units during 2006.

We have continued to produce strong average sales from our domestic Company-owned restaurants even with a very competitive market environment. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. Average annual Company-owned sales for our most recent quarter’s comparable base restaurants were $818,000 for 2005, compared to $737,000 for 2004 and $733,000 for 2003. Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable annual sales for Company-owned restaurants increased 7.4% in 2005, increased 0.5% in 2004 and decreased 3.0% in 2003.

We continually strive to obtain high-quality sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe that these factors improve our image and brand awareness. The average cash investment for the restaurants in our most recent comparable sales base is $270,000. The average cash investment for the seven domestic Company-owned restaurants opened during 2005, exclusive of land, increased to approximately $241,000 from $232,000 for the six units opened in 2004. We expect the average cash investment for the anticipated 20 Company-owned restaurants opening in 2006 to be approximately $250,000.

Approximately 46% of our revenues for 2005, compared to 47% of our revenues for both 2004 and 2003, were derived from the sale to franchisees of food and paper products, printing and promotional items, risk management services and information systems equipment and software and related services by us, our commissary subsidiary, PJ Food Service, Inc. (“PJFS”), our support services subsidiary, Papa John’s Support Services, Inc., our insurance subsidiaries, RSC Insurance Services, Ltd. and Risk Services Corp. and our United Kingdom subsidiary, Papa John’s UK (“PJUK”). We believe that, in addition to supporting both Company and franchised growth, these subsidiaries contribute to product quality and consistency and restaurant profitability throughout the Papa John’s system.

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

The recoverability of intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the fair value derived from discounted expected cash flows of the reporting unit to its carrying value. We recorded a goodwill impairment charge of $1.1 million associated with PJUK during the fourth quarter of 2005, reflecting our updated estimated fair value of PJUK.

We have developed strategic plans for PJUK to improve future operating results. These plans include selling the Perfect Pizza operations, consisting of the franchised units and related distribution operations, initiatives to increase brand awareness and increase net Papa John’s brand franchise unit openings over the next several years. If such initiatives, including the sale of the Perfect Pizza operations, are not successful, additional impairment charges may occur.

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

From October 2000 through September 2004, our franchisee insurance program, which provides insurance to our franchisees, was self-insured. Beginning in October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this new agreement eliminates our risk of loss for franchise insurance coverage written after September 2004. Our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from the inception of the Captive insurance company in October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon periodic actuarial valuations.

Deferred Income Tax Assets and Tax Reserves

As of December 25, 2005, we had a net deferred income tax asset balance of $9.0 million, of which approximately $7.2 million relates to BIBP’s net operating loss carryforward. We have not provided a valuation allowance for the deferred income tax assets related to BIBP’s net operating losses, since we believe it is more likely than not that BIBP’s future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

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

Consolidation of BIBP Commodities Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we began consolidating the financial results of BIBP in the fourth quarter of 2003. We recognized pre-tax income of approximately $4.5 million during 2005 and pre-tax losses of approximately $23.5 million during 2004 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Accounting Changes

Interpretation No. 46 of Accounting Research Bulletin No. 51 (FIN 46)

As previously discussed, FIN 46 addresses the potential consolidation of variable interest entities (VIEs). The provisions of FIN 46 significantly alter the method for evaluating whether certain VIEs, as defined, should be consolidated in a company’s financial statements. As noted above, we began consolidating BIBP at December 28, 2003. A cumulative effect adjustment was not required with the adoption of FIN 46 as BIBP had a surplus in stockholders’ equity at December 28, 2003. Papa John’s is also the primary beneficiary, as defined by FIN 46, of certain franchise entities that qualify as VIEs, even though we have no ownership interest in them. As of December 25, 2005, we are the primary beneficiary of three franchise entities (representing 14 restaurants) with annual revenues approximating $9.0 million. The consolidation of franchise entities deemed VIEs had no significant impact on our operating results during 2005 or 2004. We do not expect our future operating earnings to be significantly impacted by consolidating such entities.

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated.

	Year Ended
	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Income Statement Data:
Domestic revenues:
Company-owned restaurant sales	44.9%	44.6%	46.2%
Variable interest entities restaurant sales	1.2	1.6	—
Franchise royalties	5.4	5.4	5.5
Franchise and development fees	0.3	0.3	0.2
Commissary sales	41.1	40.7	41.1
Other sales	5.2	5.7	5.4
International revenues:
Royalties and franchise and development fees	0.7	0.5	0.4
Restaurant and commissary sales	1.2	1.2	1.2
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic Company-owned restaurant cost of sales (1)	21.5	24.2	22.2
Domestic Company-owned restaurant operating expenses (1)	58.2	60.3	60.9
Variable interest entities restaurant expenses (2)	87.0	88.0	—
Domestic commissary and other expenses (3)	90.9	92.0	90.9
Loss (income) from the franchise cheese purchasing program, net of minority interest (4)	(0.5)	1.8	—
International operating expenses (5)	100.0	98.9	104.8
General and administrative expenses	9.1	7.7	7.3
Other general expenses	0.7	0.3	1.2
Depreciation and amortization	3.0	3.4	3.5
Total costs and expenses	92.5	96.0	93.9
Operating income	7.5	4.0	6.1
Net interest expense	(0.3)	(0.5)	(0.7)
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	7.2	3.5	5.4
Income tax expense	2.6	1.3	2.0
Income from continuing operations before cumulative effect of a change in accounting principle	4.6	2.2	3.4
Income from discontinued operations, net of tax	0.2	0.3	0.4
Income before cumulative effect of a change in accounting principle*	4.8%	2.5%	3.8%

*The cumulative effect of a change in accounting principle, as a percentage of sales, had less than a

  10 basis point impact in 2003.

	Year Ended
	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003

Restaurant Data:
Percentage increase (decrease) in comparable domestic Company-owned restaurant sales (6)	7.4%	0.5%	(3.0)%
Number of Company-owned restaurants included in the respective most recent quarter’s comparable restaurant base	472	551	548
Average sales for Company-owned restaurants included in the most recent comparable restaurant base	$818,000	$737,000	$733,000

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	568	568	585
Opened	7	6	10
Closed	(1)	(5)	(27)
Acquired from franchisees	20	—	—
Sold to franchisees	(92)	(1)	—
End of period	502	568	568
International Company-owned:
Beginning of period	1	2	9
Opened	1	—	—
Closed	—	—	(1)
Acquired from franchisees	—	—	1
Sold to franchisees	—	(1)	(7)
End of period	2	1	2
U.S. franchised:
Beginning of period	1,997	2,006	2,000
Opened	101	97	56
Closed	(73)	(107)	(50)
Acquired from Company	92	1	—
Sold to Company	(20)	—	—
End of period	2,097	1,997	2,006
International franchised:
Beginning of period	263	214	198
Opened	89	70	37
Closed	(28)	(23)	(27)
Converted (7)	1	1	—
Acquired from Company	—	1	7
Sold to Company	—	—	(1)
End of period	325	263	214
Total restaurants - end of period	2,926	2,829	2,790

	Year Ended
	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003

Perfect Pizza Restaurant Progression (8):
Franchised
Beginning of period	118	135	144
Opened	6	2	2
Closed	(11)	(18)	(11)
Converted (7)	(1)	(1)	—
Total restaurants - end of period (8)	112	118	135

(1)                      As a percentage of Domestic Company-owned Restaurant sales.

(2)                      As a percentage of Domestic Variable interest entities restaurant sales.

(3)                      As a percentage of Domestic Commissary sales and Other sales on a combined basis.

(4)                      The loss (income) is a result of the consolidation of BIBP, a VIE. The sales reported by BIBP are eliminated in consolidation.

(5)                      As a percentage of International Restaurant and commissary sales.

(6)       Includes only Company-owned restaurants open throughout the periods being compared.

(7)                      Represents Perfect Pizza restaurants converted to Papa John’s restaurants.

(8)                       The Perfect Pizza operations are classified as “discontinued operations” and the related assets as “held for sale.” See “Note 4” of “Notes to Consolidated Financial Statements.”

2005 Compared to 2004

Variable Interest Entities

As required by FIN 46, our operating results include BIBP’s operating results. The consolidation of BIBP had a significant impact on our operating results in both 2005 and 2004 and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

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

In addition, Papa John’s has extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. Beginning in the second quarter of 2004, FIN 46 required Papa John’s to recognize the operating income (losses) generated by four franchise entities operating a total of 33 restaurants with annual sales approximating $21.0 million. Effective at the beginning of the second quarter of 2005, one of these four franchise entities with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party. The loan from Papa John’s was partially repaid and the remainder was written off in connection with this sale. Accordingly, beginning in the second quarter of 2005, we were no longer required to consolidate the operating results of these 19 restaurants. The portion of the loan written off in connection with the second-quarter sale was fully reserved as of the end of the first quarter. The sale of these restaurants and related loan write-off did not have any significant impact on Papa John’s 2005 consolidated statement of income. The consolidation of the applicable franchise entities had no significant net impact on Papa John’s operating results.

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income as of December 25, 2005 and December 26, 2004:

	Year Ended December 25, 2005			Year Ended December 26, 2004
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$11,713	$11,713	$—	$14,387	$14,387
BIBP sales	151,903	—	151,903	138,202	—	138,202
Total revenues	151,903	11,713	163,616	138,202	14,387	152,589

Operating expenses	145,962	10,997	156,959	160,944	13,256	174,200
General and administrative expenses	137	712	849	150	1,120	1,270
Other general expenses (income)	—	(75)	(75)	—	(542)	(542)
Depreciation and amortization	—	78	78	—	549	549
Total costs and expenses	146,099	11,712	157,811	161,094	14,383	175,477
Operating income (loss)	5,804	1	5,805	(22,892)	4	(22,888)
Interest expense	(1,332)	(1)	(1,333)	(567)	(4)	(571)
Income (loss) before income taxes	$4,472	$—	$4,472	$(23,459)	$—	$(23,459)

Discontinued Operations

In the United Kingdom, the Company manages both the Papa John’s brand (89 units at the end of 2005) and the Perfect Pizza brand (112 units at the end of 2005). The United Kingdom subsidiary has reported deteriorating operating results for the past three years primarily due to lower sales by Perfect Pizza restaurants and a decrease in net franchise units due to restaurant closings. Recently, the Company developed a plan to sell its Perfect Pizza operations, consisting of the franchised units and related distribution operations. The Company believes the sale of the Perfect Pizza operations will be completed within the next 12 months. We have classified the Perfect Pizza operations, including directly associated G&A expenses, as “discontinued operations” and the associated assets as “held for sale”.

The following summarizes the results of the discontinued operations for the last three years (in thousands):

	2005	2004	2003

Net sales	$13,632	$17,080	$17,255
Operating expenses	8,837	10,392	10,659
G&A expenses	1,658	1,411	1,245
Other expenses	299	182	164
Income before income taxes	2,838	5,095	5,187
Income tax expense	1,050	1,911	1,945
Net income from discontinued operations	$1,788	$3,184	$3,242

Summary of Operating Results from Continuing Operations

Total revenues increased 4.7% to $968.8 million in 2005 compared to $925.3 million in 2004 primarily consisting of the following:

•                  A $21.8 million increase in Company-owned restaurant revenues as compared to the prior year primarily due to an increase in comparable sales of 7.4%, partially offset by a decline in units due to the sale of 84 restaurants at the beginning of the fourth quarter in 2005. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

•                  A $21.7 million increase in domestic commissary sales reflecting the impact of higher commodity prices, principally cheese.

•                  These increases were partially offset by a decline in the Company’s franchise insurance premium revenue and a $2.7 million reduction in variable interest entities restaurant sales due to the sale of one of the previously-consolidated franchise entities to a third party as of the beginning of the second quarter of 2005.

Our income from continuing operations before income taxes and cumulative effect of a change in accounting principle totaled $69.6 million in 2005, as compared to $32.1 million in 2004. Excluding the impact of the consolidation of BIBP (pre-tax gain of $4.5 million or $0.08 per share in 2005 and a pre-tax loss of $23.5 million or $0.42 per share in 2004), 2005 income from continuing operations before income taxes and cumulative effect of a change in accounting principle was $65.2 million, compared to $55.5 million in 2004. This increase of $9.7 million (excluding the consolidation of BIBP) was principally due to the following (analyzed on an operating segment basis – see “Note 22” of “Notes to Consolidated Financial Statements”):

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income increased $20.2 million over the prior year primarily due to the fixed cost leverage associated with an increase of 7.4% in comparable sales during 2005 and improved margin from an increase in restaurant pricing, partially offset by increased commodity costs (principally cheese). We implemented a delivery charge for the majority of Company-owned restaurants in June 2005, which allowed additional pricing flexibility that led to increased comparable transactions during the last half of 2005. Additionally, the Company-owned operating results include a gain of $2.2 million from the sale of 92 restaurants from three transactions.

•                  Domestic Franchising Segment. Domestic franchising operating income increased $3.7 million primarily as a result of higher royalties due to an increase of 4.3% in comparable sales for domestic franchisees and lower administrative costs associated with franchise operations.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income increased $5.6 million primarily due to an improved operating margin and lower administrative costs, partially offset by increased distribution costs of $2.0 million as a result of higher fuel costs. The 2005 operating income also includes a pre-tax charge of $925,000 associated with the closing of the Jackson, Mississippi facility at the end of March 2005. The $925,000 pre-tax charge includes severance payments and a write-off of the remaining net book value of the property, net of salvage value.

•                  International Segment. The international segment, which excludes the Perfect Pizza operations expected to be sold within the next 12 months, reported an operating loss of $5.0 million in 2005 compared to an operating loss of $4.3 million in 2004. The decrease in operating results is principally due to the previously mentioned $1.1 million impairment charge associated with the United Kingdom subsidiary.

•                  All Others Segment. The operating income for the “All others” reporting segment increased approximately $1.7 million primarily due to increased sales from our print and promotions operations and an incremental $1.0 million charge incurred by the franchise insurance program during the second quarter of 2004 related to claims loss reserves.

•                  Unallocated Corporate Segment. The favorable year-over-year impact on operating income of the above items was partially offset by an increase in unallocated corporate expenses of $20.1 million, primarily due to the following (in millions):

Increase
(Decrease)

Business unit and corporate management bonuses	$7.3
Equity compensation and executive performance unit incentive plan	2.1
Professional fees	3.7
Employee benefits costs	1.6
Contribution to the Marketing Fund	1.8
Reduced allocation to operating units and other	5.5
Lease accounting adjustments recorded in 2004	(1.9)
Total increase	$20.1

The increase in business unit and corporate management bonuses is the result of meeting pre-established performance goals in 2005 as compared to minimal bonuses earned in 2004. The increased equity compensation charge is primarily related to the performance unit component of the 2005 executive incentive compensation program. The ultimate cost associated with the performance units is based on the Company’s ending stock price and total shareholder return relative to a peer group over a three-year performance period ending in December 2007, with the awards paid in cash at the end of the performance period. There were no such performance units outstanding in 2004.

The increased professional fees are primarily related to consulting expenses associated with certain marketing and franchisee effectiveness projects. The increase in employee benefits costs consists primarily of payroll taxes associated with an increased level of stock option exercises and an increase in the employer portion of FICA taxes paid on employee tips and increased health insurance costs. The Company made a discretionary contribution to the Papa John’s Marketing Fund to fund an additional national television advertising flight in the fourth quarter of 2005 related to the launch of Papa’s Perfect Pan Pizza. The fourth-quarter 2004 results included certain lease and leasehold accounting adjustments amounting to $1.9 million.

Diluted earnings per share from continuing operations before cumulative effect of a change in accounting principle were $1.29 (including an $0.08 per share gain from the consolidation of BIBP) in 2005, compared to $0.58 (including a $0.42 per share loss from the consolidation of BIBP) in 2004. In December 1999, we began a repurchase program for our common stock. Through December 25, 2005, an aggregate of $495.9 million of shares have been repurchased (representing 34.7 million shares, at an average price of $14.29 per share, as adjusted for the two-for-one common stock split effective subsequent to year-end). The share repurchase activity during 2005 increased earnings per share from continuing operations by approximately $0.04.

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales increased 5.3% to $434.5 million in 2005, from $412.7 million for the comparable period in 2004. The 5.3% increase is primarily due to a comparable sales increase of 7.4% in 2005, partially offset by a decrease in equivalent company-owned units due to the sale of 84 restaurants at the beginning of the fourth quarter of 2005. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans that qualify as VIEs. We began consolidating the operating results of these entities in the second quarter of 2004. Beginning in the second quarter of 2005, one of the franchise entities with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party. Accordingly, beginning in the second quarter of 2005, we were no longer required to consolidate the operating results of these 19 restaurants.

Domestic franchise sales increased 6.2% to $1.38 billion in 2005, from $1.30 billion for the comparable period in 2004 primarily resulting from a 4.3% increase in comparable sales, and an increase in equivalent units during 2005. Domestic franchise royalties increased 4.0% to $52.3 million from $50.3 million for the comparable period in 2004 primarily due to an increase in franchise sales, partially offset by an increase in waivers granted to certain franchisees.

The comparable sales base and average weekly sales for 2005 and 2004 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Year Ended December 25, 2005		Year Ended December 26, 2004
	Company-owned	Franchised	Company-owned	Franchised

Total domestic units (end of period)	502	2,097	568	1,997
Equivalent units	550	2,008	563	1,984
Comparable sales base units	540	1,885	549	1,892
Comparable sales base percentage	98.2%	93.9%	97.5%	95.4%
Average weekly sales - comparable units	$15,283	$13,451	$14,172	$12,733
Average weekly sales - other units	$10,805	$10,080	$10,880	$10,378
Average weekly sales - all units	$15,199	$13,245	$14,089	$12,623

Domestic franchise and development fees increased to $3.0 million for 2005, including approximately $850,000 recognized upon development cancellation or franchise renewal and transfer, from $2.5 million for the same period in 2004, including approximately $590,000 recognized upon development cancellation or franchise renewal and transfer. There were 101 domestic franchise unit openings in 2005 compared to 97 in 2004.

Domestic commissary sales increased $21.8 million, or 5.8%, to $398.4 million for 2005, from $376.6 million for the comparable period in 2004, primarily due to the impact of an increase in commodity prices, primarily cheese, on commissary sales. Other sales decreased to $50.5 million for 2005, from $53.1 million for the comparable period in 2004, primarily as a result of a decrease in revenues associated with insurance-related services provided to franchisees.

International revenues consist primarily of the PJUK continuing operations, denominated in British Pounds Sterling and converted to U.S. dollars (approximately 74% of total 2005 international revenues). International revenues increased 16.7% to $18.4 million in 2005, from $15.8 million in 2004, primarily due to increased unit openings.

Costs and Expenses. The restaurant operating margin at domestic Company-owned units was 20.3% for 2005 compared to 15.5% in 2004, consisting of the following differences as a percentage of Company-owned restaurant sales:

•                  Cost of sales were 2.7% lower as a percentage of sales in 2005 partially due to the impact of consolidating BIBP, which decreased cost of sales 0.3% in 2005 and increased cost of sales 1.5% in 2004. The remaining improvement in cost of sales not explained by the year-over-year impact of consolidating BIBP resulted principally from increases in restaurant pricing, partially offset by increases in commodities (primarily cheese).

•                  Salaries and benefits were 1.4% lower as a percentage of sales in 2005, due to staffing efficiencies and the benefit of pricing increases.

•                  Advertising and related costs as a percentage of sales were 0.6% lower in 2005, as compared to the corresponding 2004 period, reflecting leverage from increased sales.

•                  Occupancy and other operating costs, on a combined basis, as a percentage of sales were 0.1% lower in 2005, reflecting the leverage from increased sales, partially offset by increased utilities.

Domestic commissary and other margin was 9.1% in 2005, compared to 8.0% in 2004. Cost of sales was 73.6% of revenues in 2005, compared to 72.1% for the same period in 2004, primarily due to higher cheese costs incurred by our commissaries (cheese has a fixed-dollar as opposed to fixed-percentage mark-up). Salaries and benefits as a percentage of sales were 6.4% in 2005, compared to 6.6% in 2004. Other operating expenses decreased to 10.9% in 2005, compared to 13.3% in 2004, primarily as a result of a decrease in claims loss reserves increases related to the franchise insurance program recorded in 2005 as compared to 2004 and the leverage from increased commissary sales, partially offset by increased distribution costs in 2005 as a result of higher diesel fuel prices.

We recorded income from the franchise cheese-purchasing program, net of minority interest, of $4.7 million in 2005, compared to a $16.6 million loss for the comparable period in 2004. These results represent the portion of BIBP’s operating (income) loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was a gain of $4.5 million in 2005, compared to a loss of $23.5 million in 2004 (see the previous table which summarizes BIBP’s operating results for 2005 and 2004).

General and administrative expenses were $88.5 million, or 9.1% of revenues for 2005, as compared to $71.0 million or 7.7% of revenues for 2004. The increase in 2005 is primarily attributable to the previously mentioned increases in unallocated corporate expenses, including bonuses paid to corporate and restaurant management, equity compensation expenses, employee benefits costs and professional fees.

Other general expenses reflected net expense of $6.9 million in 2005, as compared to $2.6 million in 2004. The 2005 amount included gains of $2.2 million on the sale of 92 Company-owned restaurants from three transactions, $141,000 of pre-opening costs, $2.1 million of disposition and valuation related losses for other assets, a $1.1 million goodwill impairment charge related to our United Kingdom subsidiary and $2.4 million in provisions for uncollectible accounts and notes receivable. The 2005 amount also includes a $1.8 million contribution made to the Marketing Fund and a $925,000 charge associated with the closing of the Jackson, Mississippi commissary facility at the end of March 2005. The 2004 amount included a net gain of $203,000 (primarily composed of a $280,000 gain on the sale of 49% of the Texas market), provisions for uncollectible accounts and notes receivable of $1.8 million, $112,000 of pre-opening costs and $1.8 million of disposition and valuation related losses for other assets, partially offset by a $550,000 gain on the sale of unused property.

Depreciation and amortization was $28.8 million (3.0% of revenues) for 2005, as compared to $31.2 million (3.4% of revenues) for 2004.

Net interest. Net interest expense was $3.1 million in 2005, compared to $4.6 million in 2004. The interest expense for 2005 and 2004 includes approximately $772,000 and $388,000, respectively, related to BIBP’s debt with a third-party bank. The decline in 2005 net interest expense reflects the decline in our average outstanding debt balance, and an increase in investment income resulting from increased interest rates.

Income Tax Expense. The effective income tax rate was 36.4% for 2005 compared to 37.5% for 2004. The decrease in the effective tax rate is primarily related to an increase in FICA tax credits associated with an increase in the employer portion of FICA taxes paid on employee tips, which is reported in general and administrative expenses.

2004 Compared to 2003

Summary of Operating Results

Total revenues increased 2.8% to $925.3 million in 2004 compared to $900.1 million in 2003 primarily consisting of:

•                  A $14.4 million increase due to the consolidation of 33 franchised restaurants beginning in the second quarter of 2004 resulting from the implementation of FIN 46.

•                  An increase of $6.8 million in commissary sales reflecting the sales of promotional items (principally DVDs) and the impact of higher commodity prices, primarily cheese, partially offset by lower sales volumes.

•                  A $3.0 million increase from the first quarter sales of promotional items associated with our March 2004 NCAA national basketball promotion.

•                  These increases were partially offset by a decline in domestic Company-owned restaurant sales of $3.4 million in 2004, as compared to 2003, primarily as a result of the closing of restaurants during the last quarter of 2003.

Our income from continuing operations before income taxes and cumulative effect of a change in accounting principle decreased 34.8% to $32.1 million in 2004, from $49.2 million in 2003. The decrease is principally due to the consolidation of BIBP in 2004, which resulted in a pre-tax loss of $23.5 million ($0.42 per share). The comparison of 2004 to 2003 was also impacted by the following:

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

Diluted earnings per share from continuing operations before cumulative effect of a change in accounting principle were $0.58 compared to $0.85 in 2003. Through December 26, 2004, an aggregate of $420.5 million shares had been repurchased (representing 31.4 million shares, at an average price of $13.38 per share). The share repurchase activity increased earnings per share from continuing operations by approximately $0.01 for full year 2004.

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

The comparable sales base and average weekly sales for 2004 and 2003 for domestic corporate and franchised restaurants consisted of the following:

	Year Ended December 26, 2004		Year Ended December 28, 2003
	Company-owned	Franchised	Company-owned	Franchised

Total domestic units (end of period)	568	1,997	568	2,006
Equivalent units	563	1,984	577	1,990
Comparable sales base units	549	1,892	560	1,908
Comparable sales base percentage	97.5%	95.4%	97.1%	95.9%
Average weekly sales - comparable units	$14,172	$12,733	$13,959	$12,552
Average weekly sales - other units	$10,880	$10,378	$10,956	$10,706
Average weekly sales - all units	$14,089	$12,623	$13,872	$12,476

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

International revenues primarily consist of the PJUK continuing operations, denominated in British Pounds Sterling and converted to U.S. dollars (76% of total 2004 international revenues). International revenues increased 9.6% to $15.8 million in 2004, from $14.4 million in 2003, as revenues from increased franchise unit openings and the impact of a more favorable dollar/pound exchange rate were partially offset by a decrease in corporate restaurant revenues due to the operation of only one Company-owned restaurant during 2004 as compared to an average of five restaurants for the comparable period in 2003.

Costs and Expenses. The restaurant operating margin at domestic Company-owned units was 15.5% for 2004 compared to 16.9% in 2003, consisting of the following differences as a percent of Company-owned restaurant sales:

•                  Cost of sales was 1.9% higher as a percentage of sales in 2004 primarily due to the consolidation of BIBP, which increased cost of sales 1.5% in 2004. The remaining 0.4% increase in cost of sales is due to higher cheese costs, partially offset by lower costs for other commodities as a result of various product cost savings initiatives and the impact of restaurant pricing increases.

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

General and administrative expenses were $71.0 million or 7.7% of revenues for 2004 as compared to $65.9 million or 7.3% of revenues for 2003. This $5.1 million increase was primarily attributable to: the previously mentioned rent expense adjustment associated with leases amounting to $1.5 million (the remaining $400,000 of the adjustment associated with our review of leases was recorded in depreciation expense), a $1.8 million increase in bonuses to restaurant management who met pre-established goals for their operating units, a $1.6 million increase in compensation expense related to stock options awarded in late 2003 that vest over a 12-month period throughout 2004, a $1.1 million increase in administrative costs associated with our expanded domestic franchise sales efforts, $750,000 of severance and other costs associated with staffing reductions during the fourth quarter of 2004 and $1.3 million of administrative expenses associated with variable interest entities now required to be consolidated. These increases were partially offset by lower insurance and benefit costs, and savings related to various administrative efficiencies implemented throughout 2004.

Other general expenses reflected net expense of $2.6 million in 2004, as compared to $10.5 million in 2003. The 2004 amount included a net gain of $203,000 (primarily composed of a $280,000 gain on the sale of 49% of the Texas market, which occurred in the third quarter of 2004), provisions for uncollectible accounts and notes receivable of $1.8 million, $112,000 of pre-opening costs and $1.8 million of disposition and valuation related losses for other assets, partially offset by a $550,000 gain on the sale of unused property. The 2003 amount included a charge of $5.5 million, representing $3.2 million for 27 domestic closed restaurants and $2.5 million for 25 impaired domestic restaurants, partially offset by a $275,000 gain on the sale of seven U.K. restaurants, provisions for uncollectible accounts and notes receivable of $3.7 million, $192,000 of pre-opening costs, $346,000 of restaurant relocation costs, $1.1 million related to disposition or valuation losses for other assets, a $1.0 million contribution to the Papa John’s Marketing Fund to assist the system with costs incurred for national advertising and a $500,000 sales incentive program offered to our franchisees. The 2003 expenses were partially offset by $2.0 million of income derived from the settlement of a litigation matter.

Depreciation and amortization was $31.2 million (3.4% of revenues) for 2004, as compared to $31.1 million (3.5% of revenues) for 2003.

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

Income Tax Expense. The effective income tax rate was 37.5% for both 2004 and 2003.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	2005	2004

Revolving line of credit	$49,000	$78,500
Debt associated with VIEs *	6,100	15,709
Other	16	21
Total debt	55,116	94,230
Less: current portion of debt	(6,100)	(15,709)
Long-term debt	$49,016	$78,521

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

In January 2006, we executed a five-year unsecured Revolving Credit Facility (“New Credit Facility”) totaling $175.0 million that replaced a $175.0 million Revolving Credit Facility (“Old Credit Facility”). Under the New Credit Facility, outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Under the Old Credit Facility, outstanding balances accrued interest at 62.5 to 100.0 basis points over LIBOR. The commitment fee on the unused balance ranged from 15.0 to 20.0 basis points. The increment over LIBOR and the commitment fee were determined quarterly based upon the ratio of total indebtedness to EBITDA, as defined.

Cash flow from operating activitites from continuing operations increased to $82.1 million in 2005, compared to $38.6 million in 2004. The consolidation of BIBP increased cash flow from operations by approximately $4.5 million in 2005 and reduced cash flow from operations by approximately $23.5 million in 2004 (as reflected in the net income and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). The primary reasons for the $15.5 million increase in cash flow from continuing operations in 2005 (prior to BIBP consolidation) were the above-noted increases in operating income from continuing operations, net of income taxes, favorable working capital changes, including income taxes, accounts receivable and prepaid expenses, and the tax benefit related to the exercise of non-qualified stock options.

Cash flow from operating activities from continuing operations decreased to $38.6 million in 2004 compared to $81.6 million in 2003. Approximately $23.5 million of the decrease is attributable to the consolidation of BIBP and the remaining decrease is primarily due to unfavorable working capital changes, including increased levels of prepaid insurance due to the timing of payments and general premium increases, increased accounts receivable due to an extension of the timing of collections of certain items (such as systems hardware and DVD’s) from franchisees, and increased inventory levels due to a change in payment terms with a significant supplier and generally higher commodity costs (primarily cheese).

In the fourth quarter of 2005, we completed the sale of 84 Company-owned restaurants, with annual revenues approximating $53.0 million, in Colorado and Minnesota to a new franchise group, PJCOMN Acquisition Corporation, an affiliate of Washington, DC-based private equity firm Milestone Capital Management, LLC, pursuant to an agreement announced in August 2005. The total consideration was $12.0 million, including $1.0 million for prepaid royalties, and was received in cash at closing. The sale of the restaurants, which resulted in a one-time gain of $1.1 million, did not have a significant impact on our fourth quarter 2005 recurring operating results.

In addition, at the end of the fourth quarter of 2005, we completed the sale of five Company-owned restaurants, with annual revenues approximating $4.0 million, in Florida. Total proceeds from the transaction were $1.3 million, which will be received in cash in fiscal 2006, as assignments from landlords are received. We recorded a gain of approximately $1.0 million in the fourth quarter from the sale of the five restaurants.

In the fourth quarter of 2005, Star Papa, our 51% owned joint venture operating Papa John’s restaurants in Texas, completed the acquisition of six independently-owned franchised Papa John’s restaurants located in the Austin, Texas area. We also completed two agreements to purchase 12 Papa John’s franchise restaurants located in the Philadelphia, Pennsylvania area during the fourth quarter. The total consideration for these 18 restaurants was $4.5 million in cash and the forgiveness of accounts receivable approximating $500,000. During the first quarter of 2006, we purchased an additional three restaurants in Philadelphia for $568,000. We plan to consolidate additional franchise units in the Philadelphia market as the opportunity arises and expect to build approximately 20 Company-owned units over the next four to five years in order to more quickly achieve greater market penetration and awareness. This “buy and build” approach may be used in additional under-penetrated domestic markets over time to enhance overall net unit growth and market development.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in December 1999. During 2005, common stock repurchases of $75.3 million, net repayments of $29.5 million on our line of credit and $8.0 million in net payments on VIE associated debt and capital expenditures of $17.5 million were funded primarily by cash flow from operations, proceeds from stock option exercises, proceeds from the previously mentioned restaurant divestitures and available cash and cash equivalents.

Total 2006 capital expenditures are expected to be approximately $40.0 million to $50.0 million, compared to $17.5 million in 2005. The planned increase will support growth initiatives including the domestic Company-owned new unit growth, an expansion of printing capacity for the Support Services business unit, accelerated development of Papa John’s branded units in the United Kingdom and technical support assets for numerous areas of the business, including the online ordering function. In addition to the above-mentioned planned capital expenditures, we may consider international investments to accelerate growth of Papa John’s branded units in certain markets.

Our Board of Directors has authorized up to an aggregate of $525.0 million for the share repurchase program through December 31, 2006. At December 25, 2005, as adjusted for a two-for-one stock split with a record date of December 23, 2005, a total of 34.7 million shares have been repurchased for $495.9 million at an average price of $14.29 per share since the repurchase program started in 1999 (approximately 3.3 million shares in 2005, 4.3 million shares in 2004, 412,000 shares in 2003 and 26.7 million shares prior to 2003). Subsequent to year-end (through February 21, 2006), we acquired an additional 121,000 shares at an aggregate cost of $3.8 million. As of February 21, 2006, approximately $25.3 million remains available for repurchase of common stock under this authorization.

We expect to fund the planned capital expenditures and any additional share repurchases of our common stock for the next twelve months from operating cash flow and the $101.0 million remaining availability under our line of credit, reduced for certain outstanding letters of credit. Our debt, which is primarily due to the share repurchase program, was $55.1 million, including $6.1 million associated with BIBP, at

December 25, 2005, compared to $94.2 million, including $15.7 million associated with BIBP and other consolidated VIEs, at December 26, 2004.

Contractual obligations and payments as of December 25, 2005 due by year are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Contractual Obligations:

Long-term debt	$—	$16	$—	$—	$16
Revolving line of credit (1)	—	—	49,000	—	49,000
Total debt	—	16	49,000	—	49,016
Operating leases	21,945	33,672	22,281	27,286	105,184
Total contractual obligations	$21,945	$33,688	$71,281	$27,286	$154,200

(1)                Excludes a fair value adjustment of $583,000 included in other long-term liabilities in the consolidated balance sheet related to our interest rate swaps that hedge against the effect of rising interest rates on forecasted future borrowings.

As a result of assigning our interest in obligations under real estate leases as a condition to the sale of certain Company-owned restaurants, we remain contingently liable for payment under the lease agreements. These leases have varying terms, the latest of which expires in 2016. As of December 25, 2005 and December 26, 2004, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee were $1.5 million and $1.9 million, respectively. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at December 25, 2005 and December 26, 2004 was not significant.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$37,950	$—	$—	$—	$37,950

See “Notes 9, 12 and 17” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

The contractual obligations above exclude the debt, operating leases and other commercial commitments associated with VIEs. The third-party creditors and landlords of the VIEs do not have any recourse to Papa John’s.

Impact of Inflation

We do not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly commodities, labor, benefits, insurance, utilities and fuel, could have a significant impact on us.

Forward-Looking Statements

Certain information contained in this annual report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to: the uncertainties associated with litigation; changes in pricing or other marketing or promotional strategies by competitors may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; increases in or sustained high levels of food, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers if needed; health- or disease-related disruptions or consumer concerns about commodities supplies; economic, political and health conditions in the countries in which the Company or its franchisees operate; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; higher-than-anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; franchisee relations; federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime; and labor shortages in various markets resulting in higher required wage rates. The above factors might be especially harmful to the financial viability of franchises in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Our international operations are subject to additional factors, including currency regulations and fluctuations; differing business and social cultures and consumer preferences; diverse government regulations and structures; ability to source high-quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our debt at December 25, 2005 was principally comprised of a $49.0 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 62.5 to 100.0 basis point spread, tiered based upon debt and cash flow levels. In November 2001, we entered into an interest rate swap agreement that provided for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

During the fourth quarter of 2005, we entered into a new interest rate swap agreement that provides for a fixed rate of 4.98%, as compared to LIBOR, on the following amount of floating rate debt:

March 15, 2006 to January 16, 2007	$50 million
January 16, 2007 to January 15, 2009	$60 million
January 15, 2009 to January 15, 2011	$50 million

The effective interest rate on the line of credit, including the impact of the November 2001 interest rate swap agreement, was 5.61% as of December 25, 2005. An increase in the present interest rate of 100 basis points on the line of credit debt balance outstanding as of December 25, 2005, as mitigated by the interest rate swap based on present interest rates, would have no impact on interest expense since the debt balance is less than the $60.0 million notional amount. The annual impact of a 100-basis-point increase in interest rates on the debt associated with BIBP would be $61,000.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our operating results in 2005 and 2004 and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter in 2005, 2004 and 2003:

	Actual Block Price			BIBP Block Price
	2005	2004	2003	2005	2004	2003

Quarter 1	$1.539	$1.426	$1.115	$1.520	$1.220	$1.159
Quarter 2	1.515	2.012	1.134	1.550	1.326	1.122
Quarter 3	1.485	1.528	1.536	1.677	1.556	1.242
Quarter 4	1.442	1.617	1.474	1.625	1.535	1.217
Full Year	$1.495	$1.646	$1.315	$1.593	$1.409	$1.185

The following table presents the block price for cheese and the BIBP block price by quarter as projected through 2006 (based on the February 21, 2006 Chicago Mercantile Exchange (CME) milk futures market prices):

		Block Price
		Projected 2006		BIBP 2006

Quarter 1	*	$1.320		$1.548
Quarter 2	*	1.250		1.482
Quarter 3	*	1.310	*	1.523
Quarter 4	*	1.320	*	1.421
Full Year	*	$1.300	*	$1.494

*Amounts are estimates based on futures prices.

The following table presents the 2004 and 2005 impact by quarter on our pre-tax income due to consolidating BIBP. Additionally, based on the CME milk futures market prices as of February 21, 2006, and the actual first and second quarter 2006 and projected third and fourth quarter 2006 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase (decrease) our pre-tax income as follows in 2006 (in thousands):

		Projected 2006	Actual 2005	Actual 2004
Quarter 1	*	$6,119	$(1,595)	$(1,645)
Quarter 2	*	5,962	(185)	(18,342)
Quarter 3	*	4,922	3,044	(506)
Quarter 4	*	2,644	3,208	(2,966)
Full Year	*	$19,647	$4,472	$(23,459)

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The consolidated financial statements appearing in this Annual Report have been prepared by management, which is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 25, 2005.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Papa John’s International, Inc. and management’s assessment of the effectiveness of our internal control over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ Nigel Travis	/s/ J. David Flanery
Nigel Travis	J. David Flanery
President and Chief Executive Officer	Senior Vice President and Chief Financial
Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Papa John’s International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and subsidiaries at December 25, 2005 and December 26, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Papa John’s International, Inc.’s internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 21, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Papa John’s International, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 8 of Part II of this Form 10-K, that Papa John’s International, Inc. maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Papa John’s International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Papa John’s International, Inc. maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Papa John’s International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2005 and our report dated February 21, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 21, 2006

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended
(In thousands, except per share amounts)	December 25, 2005	December 26, 2004	December 28, 2003
Domestic revenues:
Company-owned restaurant sales	$434,525	$412,676	$416,049
Variable interest entities restaurant sales	11,713	14,387	—
Franchise royalties	52,289	50,292	49,851
Franchise and development fees	3,026	2,475	1,475
Commissary sales	398,372	376,642	369,825
Other sales	50,474	53,117	48,541
International revenues:
Royalties and franchise and development fees	6,529	5,010	3,810
Restaurant and commissary sales	11,860	10,747	10,572
Total revenues	968,788	925,346	900,123
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	93,255	99,743	92,488
Salaries and benefits	131,654	130,642	135,295
Advertising and related costs	37,942	38,258	38,329
Occupancy costs	26,392	25,950	25,406
Other operating expenses	57,117	54,015	54,405
Total domestic Company-owned restaurant expenses	346,360	348,608	345,923
Variable interest entities restaurant expenses	10,188	12,667	—
Domestic commissary and other expenses:
Cost of sales	330,495	309,746	292,226
Salaries and benefits	28,583	28,458	28,925
Other operating expenses	49,140	57,100	59,127
Total domestic commissary and other expenses	408,218	395,304	380,278
Loss (income) from the franchise cheese purchasing program, net of minority interest	(4,662)	16,599	—
International operating expenses	11,865	10,632	11,077
General and administrative expenses	88,464	71,047	65,946
Other general expenses	6,905	2,648	10,487
Depreciation and amortization	28,750	31,159	31,059
Total costs and expenses	896,088	888,664	844,770
Operating income	72,700	36,682	55,353
Investment income	1,248	689	672
Interest expense	(4,316)	(5,313)	(6,851)
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	69,632	32,058	49,174
Income tax expense	25,364	12,021	18,440
Income from continuing operations before cumulative effect of a
change in accounting principle	44,268	20,037	30,734
Income from discontinued operations, net of tax	1,788	3,184	3,242
Cumulative effect of accounting change, net of tax	—	—	(413)
Net income	$46,056	$23,221	$33,563
Basic earnings per common share:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.32	$0.58	$0.86
Income from discontinued operations, net of tax	0.05	0.09	0.09
Cumulative effect of accounting change, net of tax	—	—	(0.01)
Basic earnings per common share	$1.37	$0.67	$0.94
Earnings per common share - assuming dilution:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.29	$0.58	$0.85
Income from discontinued operations, net of tax	0.05	0.09	0.09
Cumulative effect of accounting change, net of tax	—	—	(0.01)
Earnings per common share - assuming dilution	$1.34	$0.67	$0.93

Basic weighted average shares outstanding	33,594	34,414	35,876
Diluted weighted average shares oustanding	34,316	34,810	36,074

Supplemental data (see Note 16):
Revenues - affiliates	$69,134	$72,049	$88,056
Other income - affiliates	378	270	285

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)	December 25, 2005	December 26, 2004

Assets
Current assets:
Cash and cash equivalents	$22,098	$14,698
Accounts receivable (less allowance for doubtful accounts of $6,379 in 2005 and $5,359 in 2004)	18,937	23,748
Accounts receivable-affiliates (less allowance for doubtful accounts of $1,022 in 2005 and $525 in 2004)	2,363	2,712
Inventories	26,030	22,851
Prepaid expenses and other current assets	13,456	15,208
Deferred income taxes	7,085	7,624
Assets of discontinued operations held for sale	2,039	2,303
Total current assets	92,008	89,144
Investments	6,282	8,552
Net property and equipment	178,447	196,795
Notes receivable-franchisees (less allowance for doubtful accounts of $1,499 in 2005 and $1,278 in 2004)	5,017	6,828
Notes receivable-affiliates	2,650	—
Deferred income taxes	1,899	6,117
Goodwill	41,878	42,627
Other assets	13,772	15,672
Assets of discontinued operations held for sale	8,609	8,752
Total assets	$350,562	$374,487

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,937	$35,934
Income and other taxes	16,862	17,270
Accrued expenses	49,634	44,771
Current portion of debt	6,100	15,709
Total current liabilities	101,533	113,684
Unearned franchise and development fees	7,256	8,208
Long-term debt, net of current portion	49,016	78,521
Other long-term liabilities	31,478	34,851
Stockholders’ equity:
Preferred stock ($.01 par value per share; no shares issued)	—	—
Common stock ($.01 par value per share; issued 33,081 in 2004 and 64,967 in 2004)	331	650
Additional paid-in capital	160,999	242,331
Accumulated other comprehensive loss	(290)	(555)
Retained earnings	239	317,142
Treasury stock (31,507 shares in 2004, at cost)	—	(420,345)
Total stockholders’ equity	161,279	139,223
Total liabilities and stockholders’ equity	$350,562	$374,487

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 29, 2002	36,082	628	211,793	(5,314)	260,358	(345,518)	121,947
Comprehensive income:
Net income	—	—	—	—	33,563	—	33,563
Change in valuation of interest rate collar and swap agreements, net of tax of $1,122	—	—	—	1,831	—	—	1,831
Other, net	—	—	—	367	—	—	367
Comprehensive income							35,761
Exercise of stock options	556	6	6,613	—	—	—	6,619
Tax benefit related to exercise of non-qualified stock options	—	—	540	—	—	—	540
Acquisition of Company common stock	(412)	—	—	—	—	(5,916)	(5,916)
Other	—	—	321	—	—	—	321
Balance at December 28, 2003	36,226	634	219,267	(3,116)	293,921	(351,434)	159,272
Comprehensive income:
Net income	—	—	—	—	23,221	—	23,221
Change in valuation of interest rate swap agreement, net of tax of $1,368	—	—	—	2,233	—	—	2,233
Other, net	—	—	—	328	—	—	328
Comprehensive income							25,782
Exercise of stock options	1,534	16	18,170	—	—	—	18,186
Tax benefit related to exercise of non-qualified stock options	—	—	2,869	—	—	—	2,869
Acquisition of Company common stock	(4,300)	—	—	—	—	(68,911)	(68,911)
Other	—	—	2,025	—	—	—	2,025
Balance at December 26, 2004	33,460	650	242,331	(555)	317,142	(420,345)	139,223
Comprehensive income:
Net income	—	—	—	—	46,056	—	46,056
Change in valuation of interest rate swap agreement, net of tax of $376	—	—	—	598	—	—	598
Other, net	—	—	—	(333)	—	—	(333)
Comprehensive income							46,321
Issuance of common shares from treasury stock	55	1	—	—	—	1,000	1,001
Exercise of stock options	2,832	28	42,067	—	—	—	42,095
Tax benefit related to exercise of non-qualified stock options	—	—	5,629	—	—	—	5,629
Acquisition of Company common stock	(3,266)	—	—	—	—	(75,325)	(75,325)
Retire treasury stock		(348)	(131,363)		(362,959)	494,670	—
Other	—	—	2,335	—	—	—	2,335
Balance at December 25, 2005	33,081	$331	$160,999	$(290)	$239	$—	$161,279

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

At December 25, 2005, the accumulated other comprehensive loss of $290 was comprised of a net unrealized loss on the interest rate swap agreement of $367 and a net unrealized loss on investments of $28, partially offset by unrealized foreign currency translation gains of $105.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	December 25, 2005	December 26, 2004	December 28, 2003
Operating activities
Income from continuing operations	$44,268	$20,037	$30,734
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant closure, impairment and disposition losses (gains)	(2,039)	(203)	5,469
Impairment charge	1,050	—	—
Provision for uncollectible accounts and notes receivable	4,367	2,799	4,707
Depreciation and amortization	28,750	31,159	31,059
Deferred income taxes	4,385	(16,280)	1,037
Tax benefit related to exercise of non-qualified stock options	5,629	2,869	540
Other	2,995	1,736	491
Changes in operating assets and liabilities:
Accounts receivable	(231)	(10,476)	(6,199)
Inventories	(3,811)	(5,927)	332
Prepaid expenses and other current assets	2,715	(3,247)	1,987
Other assets and liabilities	(2,971)	(795)	9,570
Accounts payable	(5,860)	6,082	3,479
Income and other taxes	(408)	5,199	(4,160)
Accrued expenses	4,230	3,348	581
Unearned franchise and development fees	(952)	2,298	1,996
Net cash provided by operating activities from continuing operations	82,117	38,599	81,623
Operating cash flows from discontinued operations	2,168	3,183	3,218
Net cash provided by operating activities	84,285	41,782	84,841
Investing activities
Purchase of property and equipment	(17,546)	(20,950)	(16,315)
Proceeds from sale of property and equipment	61	3,648	106
Purchase of investments	(8,565)	(6,049)	(738)
Proceeds from sale or maturity of investments	10,880	5,014	975
Loans to franchisees and affiliates	(5,875)	(3,648)	(1,575)
Loan repayments from franchisees and affiliates	7,434	4,144	2,701
Acquisitions	(4,475)	—	(150)
Proceeds from divestitures of restaurants	11,000	78	910
Net cash used in investing activities	(7,086)	(17,763)	(14,086)
Financing activities
Net proceeds (repayments) on line of credit facility	(29,500)	17,500	(78,600)
Net proceeds (repayments) from short-term debt - variable interest entities	(7,975)	14,032	—
Payments on long-term debt	—	(253)	(235)
Proceeds from issuance of common stock	1,001	—	—
Proceeds from exercise of stock options	42,095	18,186	6,619
Acquisition of Company common stock	(75,325)	(68,911)	(5,916)
Proceeds from formation of joint venture	—	2,500	—
Other	300	(31)	316
Net cash used in financing activities	(69,404)	(16,977)	(77,816)

Effect of exchange rate changes on cash and cash equivalents	(395)	331	387

Change in cash and cash equivalents	7,400	7,373	(6,674)
Cash resulting from consolidation of variable interest entities	—	254	4,246
Cash and cash equivalents at beginning of year	14,698	7,071	9,499
Cash and cash equivalents at end of year	$22,098	$14,698	$7,071

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” currently in 49 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico and 22 countries. We also operate and franchise pizza delivery and carryout restaurants under the trademark “Perfect Pizza” in the United Kingdom. Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, restaurant equipment, printing and promotional items, risk management services, and information systems and related services used in their operations.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Papa John’s and its subsidiaries. We began consolidating BIBP Commodities, Inc. (“BIBP”), a variable interest entity (VIE) as of December 28, 2003; and we began consolidating the financial results of franchise entities deemed VIEs in the second quarter of 2004. The results of our insurance subsidiary, RSC Insurance Services, Ltd. (“RSC”), are consolidated one quarter in arrears. All significant intercompany balances and transactions have been eliminated.

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

Domestic production and distribution revenues are comprised of food, promotional items, and supplies sales to franchised restaurants located in the United States and are recognized as revenue upon shipment of the related products to the franchisees. Information services, including software maintenance fees, help desk fees and online ordering fees are recognized as revenue as the related services are provided. Insurance premiums and commissions are recognized as revenue over the term of the policy period.

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

Investments are comprised of U.S. government agency securities with maturity dates throughout 2006 and are held by RSC. Such investments are designated for the purpose of funding insurance claim payments and are not available for general use. The investments are classified as available for sale securities and are stated at fair value, which approximates carrying value, based upon quoted market prices.

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

Depreciation expense was $26.2 million in 2005, $29.1 million in 2004 and $30.3 million in 2003.

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

During the fourth quarter of 2004, we completed a comprehensive review of our accounting for leases and leasehold improvements, including the recognition of incentive payments received from landlords. We determined leasehold improvements were in some cases amortized over a longer period than the remaining underlying lease term, and that straight-line lease expense was in some cases calculated over an insufficient expected remaining lease term. As a result, we recorded a cumulative adjustment of $1.9 million, of which $1.5 million was recorded as an increase to rent expense in general and administrative expenses and $400,000 was recorded as an increase to depreciation expense in depreciation and amortization in the accompanying 2004 consolidated statements of income. Approximately $1.6 million of the adjustment was related to years prior to 2004 and was not considered material to any of the prior period financial statements to warrant a restatement of those financial statements. There was no significant impact on the 2005 income statement associated with the change in accounting for leases.

Long-Lived and Intangible Assets

The recoverability of long-lived assets is evaluated annually or more frequently if impairment indicators exist. Indicators of impairment include historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate the recoverability of long-lived assets on an operating unit basis (e.g., an individual restaurant) based on undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. Recorded values for long-lived assets that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or net realizable value for assets held for sale (see Note 8).

The recoverability of intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the fair value derived from discounted cash flows of the reporting unit to its carrying value. Our United Kingdom subsidiary, PJUK, has reported deteriorating operating results for the past three years primarily due to lower sales by Perfect Pizza restaurants and a decrease in net franchise units due to restaurant closings. Based on our updated analysis of PJUK’s estimated fair value during the fourth quarter of 2005, we concluded that an impairment charge of $1.1 million was necessary, which is included in other general expenses in the accompanying consolidated statements of income (no goodwill impairment charge was incurred in 2004 or 2003).

We have developed strategic plans for PJUK to improve future operating results. These plans include selling the Perfect Pizza operations, consisting of the franchised units and related distribution operations, initiatives to increase brand awareness and increase net Papa John’s brand franchise unit openings over the next several years. If such initiatives, including the sale of the Perfect Pizza operations, are not successful, additional impairment charges may occur. See Note 7 for additional information concerning our carrying value for goodwill.

Restaurant Closures

We recognize the costs associated with restaurant closures at the time such costs are actually incurred, as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, generally expected to be at the time the closing occurs. We recognized closure charges of $77,000 and $3.2 million in 2004 and 2003, respectively, (none in 2005), which are included in other general expenses in the consolidated statements of income (see Note 8).

Discontinued Operations

A business component that either has been disposed of or is classified as held for sale is accounted for as a discontinued operation if the cash flow of the component has been or will be eliminated from the ongoing operations of the Company and the Company will no longer have any significant continuing involvement in the business. The results of operations of the discontinued operations through the date of sale, including any gain or loss on disposition, are aggregated and presented on a separate line in the income statement. Prior to dispositions, the assets and liabilities of discontinued operations are aggregated and reported on separate lines in the balance sheet. In 2005, we have separately disclosed the operating activities of the cash flows attributable to our discontinued operations, which in prior periods were recorded on a combined basis as a single amount. There was not an impact on our financing and investing activities associated with the discontinued operations for the three years presented in the statements of cash flows. We have classified our Perfect Pizza operations as discontinued since we have developed a plan to sell this business in the next 12 months (see Note 4).

Deferred Costs

We defer certain systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $566,000 in 2005, $489,000 in 2004 and $723,000 in 2003.

We also defer the incremental direct costs associated with selling development agreements to domestic and international franchisees. These deferred costs, included in other assets in the accompanying consolidated balance sheets, are amortized in proportion to revenue recognized. Total costs deferred, net of amortization, were approximately $145,000 in 2005, $1.0 million in 2004 and $937,000 in 2003.

Deferred Income Tax Assets and Tax Reserves

We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our filed position. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact our ultimate payment for such exposures.

We recorded net deferred income tax assets of $9.0 million and $13.7 million in 2005 and 2004, respectively, of which approximately $7.2 million and $8.8 million in 2005 and 2004, respectively, related to BIBP’s net operating loss carryforward. We have not provided a valuation allowance for the deferred income tax assets related to BIBP’s net operating losses, since we believe it is more likely than not that BIBP’s future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

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

Foreign Currency Translation

The local currency is the functional currency for our foreign subsidiary, PJUK. Earnings are translated into U.S. dollars using monthly average exchange rates, while balance sheet accounts are translated using year-end exchange rates. The resulting translation adjustments are included as a component of accumulated other comprehensive income (loss).

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123. We expect to continue using the Black-Scholes option pricing model upon the required adoption of SFAS No. 123(R) at the beginning of fiscal 2006. If we had adopted SFAS No. 123(R) in prior years, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the following paragraph. SFAS 123(R) also requires the benefit of tax deductions related to stock option exercises in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required currently. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of the tax deductions recognized from the exercise of stock options in operating cash flows were $5.6 million in 2005, $2.9 million in 2004 and $540,000 in 2003.

The following table illustrates the effect on income and earnings per share, as adjusted for the two-for-one common stock split described in Note 3 and before income from discontinued operations, net of tax and the cumulative effect of a change in accounting principle, if the fair value based method had been applied to all outstanding and unvested awards in 2005, 2004 and 2003:

(in thousands, except per share data and assumptions)	2005	2004	2003

Income from continuing operations before cumulative effect of a change in accounting principle (as reported)	$44,268	$20,037	$30,734
Add: Stock-based employee compensation expense included in reported income from continuing operations before cumulative effect of a change in accounting principle, net of related tax effects	1,499	1,286	152
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,508)	(1,312)	(383)
Pro forma income from continuing operations before cumulative effect of a change in accounting principle	$44,259	$20,011	$30,503

Earnings per share - income from continuing operations before cumulative effect of a change in accounting principle:
Basic	$1.32	$0.58	$0.86
Basic - pro forma	$1.32	$0.58	$0.85
Assuming dilution	$1.29	$0.58	$0.85
Assuming dilution - pro forma	$1.29	$0.58	$0.85

Assumptions (weighted average):
Risk-free interest rate	3.9%	2.7%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.30	0.31	0.32
Expected life (in years)	3.0	1.8	1.9

See Note 20 for additional information related to our stock option programs.

Derivative Financial Instruments

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative meets the hedge criteria as defined by certain accounting standards, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

In November 2001, we entered into an interest rate swap agreement (“Swap”) that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

During the fourth quarter of 2005, we entered into a new interest rate swap agreement that provides for a fixed rate of 4.98%, as compared to LIBOR, on the following amount of floating rate debt:

March 15, 2006 to January 16, 2007	$ 50 million
January 16, 2007 to January 15, 2009	$ 60 million
January 15, 2009 to January 15, 2011	$ 50 million

The purpose of the Swap is to provide a hedge against the effects of rising interest rates on the forecasted future borrowings.

We recognized $974,000 ($598,000 after tax) in 2005, $3.6 million ($2.2 million after tax) in 2004 and $3.0 million ($1.8 million after tax) in 2003 in accumulated other comprehensive income for the net change in fair value of our derivatives associated with our debt agreements. Fair value is based on quoted market prices. See Note 9 for additional information on our debt and credit arrangements.

Earnings per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution, as adjusted for the two-for-one stock split discusssed in Note 3 and before the cumulative effect of a change in accounting principle and income from discontinued operations, for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 are as follows (in thousands, except per share data):

	2005	2004	2003
Basic earnings per common share:
Income from continuing operations before cumulative effect of a change in accounting principle	$44,268	$20,037	$30,734
Weighted average shares outstanding	33,594	34,414	35,876
Basic earnings per common share	$1.32	$0.58	$0.86

Earnings per common share - assuming dilution:
Income from continuing operations before cumulative effect of a change in accounting principle	$44,268	$20,037	$30,734

Weighted average shares outstanding	33,594	34,414	35,876
Dilutive effect of outstanding common stock options	722	396	198
Diluted weighted average shares outstanding	34,316	34,810	36,074
Earnings per common share - assuming dilution	$1.29	$0.58	$0.85

Options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The weighted average number of antidilutive options was 48,000 in 2005, 1.5 million in 2004 and 4.4 million in 2003.

New Accounting Pronouncement

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No.3. This statement requires that an entity apply the retrospective method in reporting a change in an accounting principle of the reporting entity. The standard only allows for a change in accounting principle if it is required by a newly issued accounting pronouncement or the entity can justify the use of an allowable alternative accounting principle on the basis that it is preferable. This statement also requires that corrections for errors discovered in prior period financial statements be reported as a prior period adjustment by restating the prior period financial statements. Additional disclosures are required when a change in accounting principle or reporting entity occurs, as well as when a correction for an error is reported. We do not expect the adoption of SFAS No. 154 in fiscal 2006 to have a material impact on our financial statements.

Prior Year Data

Certain prior year data has been reclassified to conform to the 2005 presentation.

3.              Two-for-One Common Stock Split and Authorized Shares

The Company has authorized 5.0 million preferred shares and 50.0 million common shares (such authorization was not impacted by the two-for-one common stock split described below). The Company’s outstanding common shares, net of repurchased treasury stock, were 33.1 million at December 25, 2005 and 33.5 million at December 26, 2004. There were no preferred shares issued or outstanding at December 25, 2005 and December 26, 2004.

In December 2005, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on December 23, 2005 to receive one additional share for every outstanding share of common stock held on the record date. The stock dividend was distributed on January 13, 2006 with approximately 16.5 million shares of common stock distributed. All per share and share amounts in the accompanying consolidated financial statements and notes to the financial statements have been adjusted to reflect the stock split.

In conjunction with the stock split, we retired all shares held in treasury as of December 23, 2005.

4.              Discontinued Operations

Recently, the Company developed a plan to sell its Perfect Pizza operations, consisting of the franchised units and related distribution operations. We have classified our Perfect Pizza operations as discontinued since we expect to sell this business in the next 12 months. The following summarizes the results of the discontinued operations for the last three years (in thousands):

	2005	2004	2003

Net sales	$13,632	$17,080	$17,255
Operating expenses	8,837	10,392	10,659
G&A expenses	1,658	1,411	1,245
Other expenses	299	182	164
Income before income taxes	2,838	5,095	5,187
Income tax expense	1,050	1,911	1,945
Net income from discontinued operations	$1,788	$3,184	$3,242

Basic earnings per common share	$0.05	$0.09	$0.09

Earnings per common share - assuming dilution	$0.05	$0.09	$0.09

The associated assets of the Perfect Pizza operations, which are reflected as assets of the discontinued operations held for sale on the Consolidated Balance Sheets, are as follows (in thousands):

	2005	2004

Accounts Receivable	$1,735	$1,924
Inventories	304	379
Net Property and Equipment	165	308
Goodwill	8,444	8,444
Total	$10,648	$11,055

5.              Accounting for Variable Interest Entities

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

We have a purchasing arrangement with BIBP, a special purpose entity formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $151.9 million, $138.2 million and $126.7 million of cheese from BIBP during 2005, 2004 and 2003, respectively.

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

We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized pre-tax gains of $4.5 million ($2.8 million net of tax, or $0.08 per share) and pre-tax losses of $23.5 million ($14.7 million net of tax, or $0.42 per share) in 2005 and 2004, respectively, reflecting BIBP’s operating income (losses), net of BIBP’s shareholders’ equity. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has an $18.0 million line of credit with a commercial bank, which is not guaranteed by Papa John’s. Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of December 25, 2005, BIBP had borrowings of $6.1 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and $13.1 million under the line of credit from Papa John’s (the $13.1 million outstanding balance under the line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s). As of December 26, 2004, BIBP had borrowings of $14.1 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and $10.0 million under the line of credit from Papa John’s at December 26, 2004 (the $10.0 million outstanding balance under the line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s). BIBP had outstanding borrowings of $12.4 million under the commercial bank facility and $8.3 million under the line of credit from Papa John’s as of February 21, 2006.

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s is deemed the primary beneficiary of three franchise entities as of December 25, 2005 and four franchise entities as of December 26, 2004, even though we have no ownership interest in them. Effective at the beginning of the second quarter of 2005, one of the franchisees, with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party. The loan from Papa John’s was partially repaid and the remainder was written off in connection with the sale. The portion of the loan written off in connection with the second quarter sale was fully reserved as of the end of the first quarter. Accordingly, the financial statements include the operating results of this entity for only the first quarter of 2005. The sale of these restaurants and related loan write-off did not have any significant impact on Papa John’s consolidated operating results.

The three remaining franchise entities consolidated at December 25, 2005 operate a total of 14 restaurants with annual revenues approximating $9.0 million. Our net loan balance receivable from these three entities was $1.4 million at December 25, 2005, with no further funding commitments. The consolidation of the franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of December 25, 2005 and December 26, 2004:

	December 25, 2005			December 26, 2004
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$—	$174	$174	$1,666	$115	$1,781
Accounts receivable	—	30	30	—	59	59
Accounts receivable - Papa John’s	5,484	—	5,484	6,484	—	6,484
Other assets	1,315	435	1,750	193	594	787
Net property and equipment	—	1,195	1,195	—	3,794	3,794
Goodwill	—	460	460	—	2,752	2,752
Deferred income taxes	7,153	—	7,153	8,817	—	8,817
Total assets	$13,952	$2,294	$16,246	$17,160	$7,314	$24,474

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$6,693	$440	$7,133	$7,777	$1,260	$9,037
Short-term debt - third party	6,100	—	6,100	14,075	1,634	15,709
Short-term debt - Papa John’s	13,053	1,532	14,585	10,000	3,575	13,575
Total liabilities	25,846	1,972	27,818	31,852	6,469	38,321
Stockholders’ equity (deficit)	(11,894)	322	(11,572)	(14,692)	845	(13,847)
Total liabilities and stockholders’ equity (deficit)	$13,952	$2,294	$16,246	$17,160	$7,314	$24,474

6. Acquisitions and Formation of Joint Venture

During 2004, Papa John’s entered into a joint venture arrangement (Star Papa) with a third party. Under the terms of the arrangement, Papa John’s effectively sold 49% of 71 Company-owned restaurants located in Texas to the third party for $3.0 million ($2.5 million in cash and $500,000 as a note payable to Papa John’s). We recognized a gain of $280,000 from the sale of our 49% interest in the 71 restaurants. We retained a 51% ownership interest and are required to consolidate the joint venture and its financial results with those of Papa John’s.

During 2005, Star Papa completed the acquisition of six independently-owned franchised Papa John’s restaurants located in the Austin, Texas area. Additionally, we purchased 12 Papa John’s franchise restaurants located in the Philadelphia, Pennsylvania area during the fourth quarter. Total consideration for these acquisitions was $4.5 million and the forgiveness of accounts receivable approximating $500,000. These acquisitions are expected to increase annual Company restaurant sales approximately $13.0 million.

During 2003, our wholly-owned subsidiary in the United Kingdom purchased one restaurant from a franchisee for $150,000.

The business combinations in the previous paragraphs were each accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial statements.

7. Goodwill and Other Intangible Assets

Our consolidated balance sheets included $41.9 million and $42.6 million of goodwill at December 25, 2005 and December 26, 2004, respectively, net of accumulated amortization of $7.3 million and $7.6 million in 2005 and 2004, respectively. The changes in the carrying amount of goodwill by reportable segment for the years ended December 25, 2005 and December 26, 2004 are as follows:

(in thousands)	Domestic Restaurants	International	Variable Interest Entities	All Others	Total

Balance as of December 28, 2003	$20,566	$19,131	$—	$436	$40,133
Goodwill resulting from consolidation of VIEs	—	—	2,752	—	2,752
Goodwill written off related to sale or closure of restaurants	(223)	(35)	—	—	(258)
Balance as of December 26, 2004	$20,343	$19,096	$2,752	$436	$42,627
Goodwill resulting from consolidation of VIEs	—	—	(2,292)	—	(2,292)
Goodwill resulting from acquisitions	3,506	—	—	—	3,506
Goodwill written off related to sale or closure of restaurants	(969)	—	—	—	(969)
Goodwill impairment charge	—	(982)	—	—	(982)
Other	—	(12)	—	—	(12)
Balance as of December 25, 2005	$22,880	$18,102	$460	$436	$41,878

The $2.8 million addition of goodwill during 2004 resulted from the consolidation of four franchise entities as required by FIN 46 (see Note 5). During 2005, one of the franchise entities sold its restaurants to a third party, thus we are no longer consolidating the entity and have reduced goodwill accordingly.

The reduction in International goodwill is a result of the $1.1 million impairment charge associated with our United Kingdom subsidiary.

8.              Restaurant Closure, Impairment and Dispositions

The following table summarizes restaurant closure, impairment and disposition gains (losses) included in other general expenses in the accompanying consolidated statements of income during 2005, 2004 and 2003:

(in thousands)	2005	2004	2003

Cash proceeds received (1)	$11,000	$78	$910
Notes receivable from franchisees	1,300	73	46
Total consideration (1)	12,300	151	956
Net book value	10,137	151	681
Gain (loss) on restaurants sold	2,163	—	275
Gain (loss) on domestic restaurant closures (2)	—	(77)	(3,239)
Gain on sale of 49% interest in Texas restaurants	—	280	—
Restaurant long-lived asset impairment (3)	(124)	—	(2,505)
Total restaurant closure, impairment and disposition gains (losses)	$2,039	$203	$(5,469)

(1)          During the fourth quarter of 2005, we completed the sale of 84 Company-owned restaurants, with annual revenues approximating $53.0 million, in Colorado and Minnesota to a new franchise group, PJCOMN Acquisition Corporation (“PJCOMN”), an affiliate of Washington, DC-based private equity firm Milestone Capital Management, LLC, pursuant to an agreement announced in August 2005. The total consideration was $12.0 million, including $1.0 million for prepaid royalties, and was received in cash at closing. The sale of the restaurants resulted in a $1.1 million gain in the fourth quarter of 2005. The recorded gain on the sale is net of a $760,000 reserve for lease payments we expect to make in the future for certain under-performing units that were sold to PJCOMN.

On December 25, 2005, we sold five Company-owned restaurants located in Florida to one of our operations vice presidents. This employee resigned from the Company concurrently with the sale of the five restaurants. Total consideration from the sale consists of a note from the buyer totaling $1.3 million. The annual revenues for these five restaurants approximated $4.0 million. The sale of these restaurants resulted in a gain of approximately $1.0 million. The $1.3 million note from the buyer is expected to be collected during 2006.

(2)   During 2003, we decided to close 27 domestic restaurants, which were primarily located in three of the 21 markets with Company-owned units, due to deteriorating economic performance and an insufficient outlook for improvement. We recorded a pre-tax impairment closure charge of $2.1 million in the third quarter of 2003 related to the closure of these restaurants and an additional charge of $1.1 million at the time of closure in the fourth quarter related to the remaining lease expense.

(3)          We also identified an additional 25 under-performing restaurants that were subject to impairment charges due to the restaurants’ declining performance during 2003, which was a result of increased competition, increased operating expenses, and deteriorating economic conditions in these markets. During our review of potentially impaired restaurants, we considered several indicators, including restaurant profitability, annual comparable sales, operating trends, and actual operating results at a market level. In accordance with SFAS No. 144, we estimated the undiscounted cash flows over the estimated lives of the assets for each of our restaurants that met certain impairment indicators and compared those estimates to the carrying values of the underlying assets. The forecasted cash flows were based on our assessment of the individual restaurant’s future profitability, which is based on the restaurant’s historical financial performance, the maturing of the restaurant’s market, as well as our future operating plans for the restaurant and its market. Based on our analysis, we determined that 25 restaurants were impaired for a total of $2.5 million.

9.              Debt and Credit Arrangements

Debt and credit arrangements consist of the following (in thousands):

	2005	2004

Revolving line of credit	$49,000	$78,500
Debt associated with VIEs *	6,100	15,709
Other	16	21
Total debt	55,116	94,230
Less: current portion of debt	(6,100)	(15,709)
Long-term debt	$49,016	$78,521

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

In January 2006, we executed a five-year unsecured Revolving Credit Facility (“New Credit Facility”) totaling $175.0 million that replaced a $175.0 million Revolving Credit Facility (“Old Credit Facility”). Under the New Credit Facility, outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Outstanding balances under the Old Credit Facility accrued interest at 62.5 to 100.0 basis points over LIBOR or other bank developed rates at our option. The commitment fee on the unused balance ranged from 15.0 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to EBITDA. The outstanding balance under the line of credit was $49.0 million at December 25, 2005 and $78.5 million at December 26, 2004. The fair value of our outstanding debt approximates the carrying value.

Both lines of credit contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At December 25, 2005, we were in compliance with these covenants.

In November 2001, we entered into an interest rate swap agreement (“Swap”) that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006. During the fourth quarter of 2005, we entered into a new interest rate swap agreement that provides for a fixed rate of 4.98%, as compared to LIBOR, on the following amount of floating rate debt:

March 15, 2006 to January 16, 2007	$ 50 million
January 16, 2007 to January 15, 2009	$ 60 million
January 15, 2009 to January 15, 2011	$ 50 million

The purpose of the Swaps are to provide a hedge against the effects of rising interest rates on forecasted future borrowings. Amounts payable or receivable under the Swaps are accounted for as adjustments to interest expense.

The net fair value of the Swaps was a liability balance of $583,000 ($367,000, net of tax) at December 25, 2005 and $1.8 million ($1.1 million, net of tax) at December 26, 2004. The liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets (offset by corresponding amounts in stockholders’ equity, representing the net unrealized losses included in accumulated other comprehensive loss).

Interest paid during fiscal 2005, 2004 and 2003, including payments made under the above-noted Swaps, was $4.4 million, $5.8 million and $6.9 million, respectively.

10. Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2005	2004
Land	$31,505	$33,220
Buildings and improvements	79,364	81,764
Leasehold improvements	70,315	75,732
Equipment and other	162,853	164,405
Construction in progress	1,469	3,720
	345,506	358,841
Less accumulated depreciation and amortization	(167,059)	(162,046)
Net property and equipment	$178,447	$196,795

11.       Franchisee Loans

Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. Loans outstanding to franchisees and affiliates were approximately $7.7 million on a consolidated basis as of December 25, 2005, net of allowance for doubtful accounts, ($13.1 million was eliminated upon consolidating BIBP and $1.5 million upon consolidating franchisee VIEs) and $6.8 million as of December 26, 2004, net of allowance for doubtful accounts ($10.0 million was eliminated upon consolidating BIBP and $3.6 million upon consolidating franchisee VIEs). The outstanding franchisee loan balance to affiliates as of December 25, 2005 was composed of a loan of $2.7 million to the Marketing Fund, none in 2004 (see Notes 2 and 16).

Such loans bear interest at fixed or floating rates (with an average stated rate of 5.8% at December 25, 2005), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans, on an individual basis, approximate market value. Interest income recorded on franchisee and affiliates loans was approximately $399,000 in 2005, $456,000 in 2004 and $466,000 in 2003 and is reported in investment income in the accompanying consolidated statements of income.

We established reserves of $1.5 million (after $3.7 million was eliminated upon consolidating franchisee VIEs) and $1.3 million (after $6.8 million was eliminated upon consolidating franchisee VIEs) as of December 25, 2005 and December 26, 2004, respectively, for potentially uncollectible franchisee notes receivable. We concluded the reserves were necessary due to certain franchisees’ economic performance and underlying collateral value.

12.       Insurance Reserves

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

From October 2000 through September 2004, our franchisee insurance program, which provides insurance to our franchisees, was self-insured. Beginning in October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this new agreement eliminates our risk of loss for franchise insurance coverage written after September 2004. Our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from the inception of the Captive insurance company in October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon periodic actuarial valuations.

Our estimated liabilities for claims loss reserves associated with the franchise insurance program are $16.2 million at December 25, 2005 and $19.9 million at December 26, 2004, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Investments of $6.3 million and $8.6 million as of December 25, 2005 and December 26, 2004, respectively, are held by the captive insurance subsidiary to fund these estimated liabilities and are classified as long-term investments in the accompanying consolidated balance sheets.

We are a party to stand-by letters of credit with off-balance sheet risk associated with our insurance programs and with RSC. The total amount committed under letters of credit for these programs was $38.0 million at December 25, 2005.

13.       Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2005	2004
Insurance reserves	$16,999	$20,778
Accrued salaries, benefits and bonuses	15,659	7,228
Accrued purchases	3,674	3,366
Rent	3,690	3,921
Marketing	1,475	1,627
Obsolete inventory and equipment disposals	930	1,275
Utilities	1,231	1,258
Consulting and professional fees	846	882
Restaurant closures	1,269	462
Accrued interest	202	212
Other	3,659	3,762
Total	$49,634	$44,771

14. Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	2005	2004
Captive insurance claims loss reserves	$16,176	$19,864
Interest rate swaps	583	1,792
Deferred compensation plan	7,694	5,816
Minority interest - joint ventures	6,032	5,712
Minority interest - variable interest entities	322	845
Other	671	822
Total	$31,478	$34,851

15. Income Taxes

A summary of the provision (benefit) for income taxes, exclusive of the tax effects related to discontinued operations and the cumulative effect of accounting change, follows (in thousands):

	2005	2004	2003
Current:
Federal	$18,569	$25,400	$15,233
Foreign	234	174	61
State and local	2,176	2,727	2,109
Deferred (federal and state)	4,385	(16,280)	1,037
Total	$25,364	$12,021	$18,440

Significant deferred tax assets (liabilities) follow (in thousands):

	2005	2004
Unearned development fees	$2,368	$2,509
Accrued liabilities	10,825	10,815
Other assets and liabilities	5,660	6,325
BIBP net operating loss	7,153	8,797
Interest rate swaps	270	681
Total deferred tax assets	$26,276	$29,127

Deferred expenses	(2,755)	(3,221)
Accelerated depreciation	(6,635)	(7,851)
Goodwill	(3,815)	—
Other	(4,087)	(4,314)
Total deferred tax liabilities	(17,292)	(15,386)
Net deferred tax assets	$8,984	$13,741

As of December 25, 2005, the Company had approximately $1.7 million of foreign net operating loss carryovers for which a valuation allowance has been provided. Management believes it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of the recorded net deferred tax assets for federal and state purposes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense, exclusive of income associated with discontinued operations and the tax effect related to the cumulative effect of accounting change, for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 is as follows (in thousands):

	2005	2004	2003
Tax at U.S. federal statutory rate	$24,388	$11,227	$17,216
State and local income taxes	1,839	846	1,289
Other	(863)	(52)	(65)
Total	$25,364	$12,021	$18,440

Income taxes paid were $15.3 million in 2005, $20.0 million in 2004 and $23.2 million in 2003.

16. Related Party Transactions

Certain of our officers and directors own equity interests in entities that operate and/or have rights to develop franchised restaurants. During 2003, in connection with the Company’s recruitment of directors deemed independent under new Securities and Exchange Commission and NASDAQ rules, one director retired from our Board and three resigned. One of the directors who resigned in 2003 was paid $144,000 annually in 2004 and 2003 (none in 2005) under a consulting agreement. This director also received $112,500 in 2003 for his years of service under a director severance program. We paid $60,000 to each of the two additional non-management directors who retired or resigned from the Board during 2003 for their years of service under a director severance program. The remaining director who resigned continues to serve as an executive officer of the Company. We had an employment agreement with another director, who continues to serve on the Board, under which $20,000 was paid in 2005, $40,000 was paid in 2004 and $75,000 was paid in 2003. The employment agreement with this director was terminated during 2005.

As more fully described in Note 2, the Papa John’s Marketing Fund, Inc. (the “Marketing Fund”), a non-profit corporation, is responsible for developing and conducting marketing and advertising for the Papa John’s system. The Company had a loan outstanding of $2.7 million at December 25, 2005 to the Marketing Fund (none in 2004) recorded in Notes receivable – affiliates in the accompanying consolidated balance sheets. Additionally, during 2005, 2004 and 2003, we made contributions of $1.8 million, $400,000 and $1.0 million, respectively, to the Marketing Fund, which are included in other general expenses in the accompanying consolidated statements of income, to assist the system with costs incurred for national advertising.

During 2003, Papa Card, Inc. was formed, which is a non-profit corporation affiliated with the Marketing Fund. Papa Card, Inc. is responsible for developing and marketing to our customers a gift card (“Papa Card”), and for maintaining the systems and other support infrastructure for the Papa Card program. We advanced certain start-up costs and working capital to Papa Card, Inc. The amounts due from Papa Card included in accounts receivable – affiliates, net of the associated revenues, totaled $800,000 at December 26, 2004 (none at December 25, 2005).

Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties and outstanding amounts due from the Marketing Fund and Papa Card, Inc. (in thousands):

	2005	2004	2003
Revenues from affiliates:
Commissary sales	$57,681	$58,416	$68,964
Other sales	3,649	5,420	9,140
Franchise royalties	7,799	8,213	9,892
Franchise and development fees	5	—	60
Total	$69,134	$72,049	$88,056

Other income from affiliates	$378	$270	$285
Accounts receivable-affiliates	$2,363	$2,712	$2,395
Notes receivable-affiliates	$2,650	$—	$1,200

The above table excludes transactions and balances related to former non-management directors for the time period subsequent to their retirement or resignation from our Board.

We paid $399,000 in 2005, $309,000 in 2004 and $508,000 in 2003 for charter aircraft services provided by an entity owned by our founder and Executive Chairman of the Board, John Schnatter. We believe the rates charged to the Company were at or below rates that could have been obtained from independent third parties for similar aircraft.

Mr. Schnatter paid the Company $160,000 in 2005, $473,000 in 2004 and $460,000 in 2003 for the salaries, bonuses and benefits of certain employees who perform work for both the Company and Mr. Schnatter based upon an assessment of their responsibilities to each (on average, approximately 35% of the total costs were paid by the Company and 65% were paid by Mr. Schnatter). Mr. Schnatter and the Company terminated this shared employment arrangement in September 2005, after which certain employees began working full-time for the Company and the remaining employees began working full-time for Mr. Schnatter. Additionally, the Company charged Mr. Schnatter $8,795 in 2005 and $11,410 in both 2004 and 2003 related to approximately 800 square feet of Company office space utilized by these employees. Mr. Schnatter and his employees moved out of the Company office space in September 2005.

As more fully described in Note 8, effective December 25, 2005, the Company sold five restaurants to an operations vice president. The employee resigned from the Company concurrently with the sale.

A franchise entity that is owned by three executive officers of Papa John’s purchased a total of three restaurants for $1.2 million in 2005 and five restaurants for $1.8 million in 2003 from unrelated third-party franchise entities (none in 2004).

During 2005, a franchise entity that is owned by one member of our Board of Directors purchased 14 restaurants for $2.5 million from an unrelated third-party franchise entity.

During 2004, we waived royalty payments of approximately $290,000 from a franchisee with respect to restaurants located in one market area. In consideration for the royalty waiver, the franchisee agreed to increase its level of local marketing expenditures in that market area in amounts equal to the waived royalties. A member of our Board of Directors has a minority ownership interest (less than 20%) in the franchisee. In December 2004, the franchisee sold 13 restaurants located in this market to an unaffiliated third-party franchisee for $390,000. Papa John’s agreed to provide the financing to the third-party franchisee related to the purchase of the restaurants. In addition, Papa John’s agreed to waive the royalties due from the purchaser of the 13 restaurants. The waived royalties amounted to $300,000 in 2005 and $17,000 in 2004. Effective May 27, 2005, this same franchise entity, in which our Board member has a minority interest, entered into an agreement to sell an additional 14 restaurants to a new unaffiliated third-party franchise for $2.4 million in a separate market. Papa John’s agreed to receive reduced royalties from the purchaser for 12 months from the date of purchase. The waived royalties amounted to $65,000 in 2005.

See Note 5 for information related to our purchasing arrangement with BIBP.

17. Lease Commitments and Contingencies

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. Papa John’s UK, our subsidiary located in the United Kingdom, leases certain retail space which is primarily subleased to our franchisees. We also lease the trailers used by our distribution subsidiary, PJFS, for an average period of eight years. Total rent expense was $17.9 million in 2005, $19.8 million in 2004 and $18.0 million in 2003, net of subleased payments received.

Future gross lease costs, future expected sublease payments and net lease costs as of December 25, 2005, are as follows (in thousands):

Year	Gross Lease Costs	Future Expected Sublease Payments	Net Lease Costs

2006	$21,945	$4,367	$17,578
2007	18,469	4,291	14,178
2008	15,203	4,003	11,200
2009	12,370	3,744	8,626
2010	9,911	3,562	6,349
Thereafter	27,286	13,474	13,812
Total	$105,184	$33,441	$71,743

We subleased 162 sites in 2005, 157 sites in 2004 and 180 sites in 2003 to our Papa John’s and Perfect Pizza franchisees located in the United Kingdom and received payments of $5.1 million, $5.0 million and $4.3 million, which are netted with international operating expenses.

As a result of assigning our interest in obligations under real estate leases as a condition to the sale of certain Company-owned restaurants, we remain contingently liable for payment under the lease agreements. These leases have varying terms, the latest of which expires in 2016. As of December 25, 2005 and December 26, 2004, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee were $1.5 million and $1.9 million, respectively. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at December 25, 2005 and December 26, 2004 was not significant.

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

18. Share Repurchase Program

The Papa John’s Board of Directors has authorized the repurchase of up to $525.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2006. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and the liquidation of available investments, cash and cash equivalents.

Through December 25, 2005, a total of 34.7 million shares with an aggregate cost of $495.9 million and an average price of $14.29 per share, as adjusted for the two-for-one common stock split, have been repurchased under this program and were retired from outstanding shares.

Subsequent to year-end (through February 21, 2006), an additional 121,000 shares with an aggregate cost of $3.8 million were repurchased.

19. Stockholder Protection Rights Agreement

On February 14, 2000, the Board of Directors of the Company adopted a Stockholder Protection Rights Agreement (the “Rights Plan”). Under the terms of the Rights Plan, one preferred stock purchase right was distributed as a dividend on each outstanding share of Papa John’s common stock held of record as of the close of business on March 1, 2000. The rights generally would not become exercisable until a person or group acquired beneficial ownership of 15% or more of the Company’s common stock in a transaction that was not approved in advance by the Board of Directors. In December 2002, the Board of Directors of the Company adopted an amendment to the Rights Plan to permit a stockholder who becomes the owner of 15% or more of the Company’s outstanding common stock due to the Company’s repurchase of outstanding shares to acquire up to an additional 1% of the outstanding shares without triggering the Rights Plan’s dilution provisions. The Company’s Founder and Executive Chairman, John Schnatter, who owns approximately 27% of the outstanding common stock, will be excluded from operation of the Rights Plan unless (together with his affiliates and family members) he acquires more than 40% of the Company’s common stock.

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

20. Stock Options

We award stock options from time to time under the Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan (the “1999 Plan”) and the Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors (the “Directors Plan”) and other such agreements as may arise. On January 31, 2005, the Company awarded a stock option for 400,000 shares, at the closing price on that date, as an inducement grant to Nigel Travis in connection with the commencement of his employment by the Company pursuant to an employment agreement. Shares of common stock authorized for issuance under the 1999 Plan are approximately 6.3 million, which includes shares transferred in from the Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan (the “1993 Plan”), which terminated on April 15, 2003 and 700,000 shares under the Directors Plan. Approximately 2.8 million shares were available for future issuance under the 1999 Plan and 386,000 shares under the Directors Plan as of December 25, 2005. Options granted prior to 2003 generally expire ten years from the date of grant and vest over one to five-year periods, except for certain options awarded under a previous, multi-year operations compensation program that vested immediately upon grant. The options granted in 2003 and 2004 under the 1999 Plan and the Directors Plan generally expire 30 months from the date of grant and vest over a 12-month period. Options granted in 2005 generally expire five years from the date of grant and vest over a 24-month period.

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

Information pertaining to options for 2005, 2004, and 2003 is as follows (number of options in thousands):

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding-beginning of year	4,830	$14.97	6,726	$14.40	6,764	$14.35
Granted	1,373	17.76	104	14.97	942	14.43
Exercised	2,832	14.86	1,534	11.86	556	11.92
Cancelled	186	17.89	466	16.70	424	16.91
Outstanding-end of year	3,185	$16.09	4,830	$14.97	6,726	$14.40
Exercisable-end of year	1,835	$14.89	4,716	$14.98	5,676	$14.44

Weighted average fair value of options granted during the year	$4.45		$2.76		$2.73

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 25, 2005, and the number and weighted average exercise price of options exercisable as of December 25, 2005 follow (number of options in thousands):

	Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding options:	$11.13 - $14.99	999	$13.05	2.34
	15.00 - 17.99	1,662	16.75	3.44
	18.00 - 27.76	524	19.77	3.65
Total		3,185	$16.09	3.13

Exercisable options:	$11.13 - $14.99	991	$13.05
	15.00 - 17.99	535	15.60
	18.00 - 27.76	309	19.58
Total		1,835	$14.89

21. Employee Benefit Plans

We have established the Papa John’s International, Inc. 401(k) Plan (the “401(k) Plan”), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to all employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. At our discretion, we contribute a matching payment of up to 1.5% of a participating employee’s earnings, which is subject to vesting based on an employee’s length of service with us. Costs of the 401(k) Plan recognized in 2005 and 2003 were $425,000 and $399,000, respectively (none in 2004).

In addition, we maintain a nonqualified deferred compensation plan available to certain key employees. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ investment-directed accounts. The participant directed investments associated with this plan are included in other long-term assets ($6.7 million and $5.2 million at December 25, 2005 and December 26, 2004, respectively) and the associated liabilities ($7.7 million and $5.8 million at December 25, 2005 and December 26, 2004, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company makes no matching or other contribution to the participants’ deferred compensation accounts.

Administrative costs of the 401(k) Plan and the nonqualified deferred compensation plan are paid by us and are not significant.

22. Segment Information

We have defined five reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations and variable interest entities (VIEs).

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings, dessert pizza, and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. VIEs consist of entities in which we are the primary beneficiary, as defined in Note 5, and include BIBP and certain franchisees to which we have extended loans. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

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

Our segment information is as follows:

(in thousands)	2005	2004	2003

Revenues from external customers:
Domestic Company-owned restaurants	$434,525	$412,676	$416,049
Domestic commissaries	398,372	376,642	369,825
Domestic franchising	55,315	52,767	51,326
International	18,389	15,757	14,382
Variable interest entities (1)	11,713	14,387	—
All others	50,474	53,117	48,541
Total revenues from external customers	$968,788	$925,346	$900,123

Intersegment revenues:
Domestic commissaries	$119,577	$116,942	$115,608
Domestic franchising	1,216	859	733
International	239	202	2,368
Variable interest entities (1)	151,903	138,202	—
All others	11,232	11,718	14,070
Total intersegment revenues	$284,167	$267,923	$132,779

Depreciation and amortization:
Domestic restaurants	$13,077	$14,337	$15,298
Domestic commissaries	5,763	6,432	5,967
International	1,163	1,152	1,043
Variable interest entities	77	549	—
All others	1,368	1,425	1,475
Unallocated corporate expenses	7,302	7,264	7,276
Total depreciation and amortization	$28,750	$31,159	$31,059

Income (loss) from continuing operations before income taxes and the cumulative effect of a change in accounting principle:
Domestic Company-owned restaurants (2)	$25,284	$5,069	$(6,335)
Domestic commissaries (3)	25,446	19,797	22,382
Domestic franchising	49,821	46,076	47,725
International	(5,006)	(4,309)	(5,246)
Variable interest entities	4,472	(23,459)	—
All others	4,298	2,620	(1,866)
Unallocated corporate expenses (4)	(34,172)	(14,035)	(7,256)
Elimination of intersegment losses (profits)	(511)	299	(230)
Total income from continuing operations before income taxes and the cumulative effect of a change in accounting principle	$69,632	$32,058	$49,174

(in thousands)	2005	2004	2003

Property and equipment:
Domestic Company-owned restaurants	$129,574	$144,876	$154,575
Domestic commissaries	72,838	77,176	68,089
International	3,860	1,410	1,846
Variable interest entities (5)	2,164	6,693	—
All others	13,907	11,880	11,949
Unallocated corporate assets	123,163	116,806	114,913
Accumulated depreciation and amortization	(167,059)	(162,046)	(147,936)
Net property and equipment	$178,447	$196,795	$203,436

Expenditures for property and equipment:
Domestic restaurants	$6,276	$6,611	$10,500
Domestic commissaries	783	9,197	617
International	2,277	172	668
All others	2,196	395	956
Unallocated corporate	6,014	4,575	3,574
Total expenditures for property and equipment	$17,546	$20,950	$16,315

(1)          The revenues from external customers for variable interest entities and the depreciation and amortization for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities of $151.9 million in 2005 and $138.2 million in 2004 are attributable to BIBP.

(2)          The operating results for domestic Company-owned restaurants improved $20.2 million in 2005 and $11.4 million in 2004. The 2005 improvement is primarily due to the fixed cost leverage associated with an increase in comparable sales during 2005 and improved margin from an increase in restaurant pricing, partially offset by increased commodity costs (principally cheese). Additionally, the Company-owned operating results include a gain of $2.2 million from the sale of 92 restaurants from three transactions. The 2004 improvement is substantially due to a provision for restaurant closures, impairment and dispositions of $5.7 million in 2003 (the 2004 amount was not significant). The additional improvement in 2004 results over 2003 on a reporting unit basis is primarily attributable to labor reductions due to staffing efficiencies and leverage on restaurant pricing increases, lower administrative costs and reduced cost of sales resulting from commissary margin reductions.

(3)          Domestic commissaries operating income increased $5.6 million in 2005 and decreased $2.6 million in 2004 as compared to 2003. The 2005 improvement is due to improved operating margin and lower administrative costs, partially offset by increased distribution costs as a result of higher fuel costs. The 2005 operating income for the commissary reporting unit includes a pre-tax charge of $925,000 associated with the closing of the Jackson, Mississippi facility at the end of March 2005. The 2004 results for the domestic commissaries segment are favorably impacted by a reduction in the corporate expense allocations of $2.5 million in 2004, as compared to 2003. The $5.1 million decrease in commissary operating income in 2004 as compared to 2003 (before considering the favorable impact of the reduced corporate expense allocations) is primarily attributable to reduced commissary sales volumes and commissary margin reductions.

(4)          Unallocated corporate expenses increased $20.1 million in 2005 and increased $6.8 million in 2004 as compared to 2003. The 2005 increase consisted primarily of the following: an increase in business unit and corporate management bonuses of $7.3 million as a result of meeting pre-established performance goals; an increase in employee benefits costs of approximately $1.6 million, which primarily consists of payroll taxes associated with stock option exercises and an increase in the amount of FICA taxes paid on employee tips and increased health insurance costs; increased professional fees of $3.7 million related to consulting expenses associated with certain marketing and franchisee effectiveness projects; an increase in equity compensation of $2.1 million primarily related to the performance unit program offered to certain executive officers; a $1.8 million contribution to the Marketing Fund; and a reduction in administrative expenses allocated to operating units and other expenses of $5.5 million. Additionally, 2004 included a $1.9 million expense related to certain lease accounting adjustments.

The increase in 2004 unallocated corporate expenses from 2003 is primarily due to: (1) $1.9 million attributable to a lease adjustment to increase depreciation and rent expense, which was based upon a review of our accounting for lease expense and depreciation of leasehold improvements; (2) $1.6 million in 2004 compensation expense attributable to stock options awarded in 2003 (no comparable 2003 expense); (3) the previously noted reduction in the corporate allocations to domestic commissaries approximating $2.5 million; and (4) a reduction in the 2003 unallocated corporate expenses due to the recognition of $2.0 million of income from the settlement of a litigation matter. These increases were partially offset by decreases in insurance and benefits costs.

(5)          Represents assets of VIE franchisees to which we have extended loans.

23.       Quarterly Data - unaudited, in thousands, except per share data

Our quarterly financial data is as follows:

	Quarter
2005	1st	2nd	3rd	4th
Total revenues	$248,637	$238,675	$233,100	$248,376
Operating income (loss) (1)	16,041	17,479	16,997	22,183
Income from continuing operations, net of tax (1)	9,397	10,417	10,403	14,051
Basic earnings (loss) per common share from continuing operations (1)	$0.28	$0.31	$0.30	$0.42
Earnings (loss) per common share from continuing operations - assuming dilution (1)	$0.28	$0.31	$0.30	$0.41

	Quarter
2004	1st	2nd	3rd	4th
Total revenues	$232,446	$235,922	$223,561	$243,417
Operating income (loss) (2)	13,493	(4,522)	12,582	15,129
Income from continuing operations, net of tax (2)	7,648	(3,299)	7,067	8,621
Basic earnings (loss) per common share from continuing operations (2)	$0.21	$(0.09)	$0.21	$0.26
Earnings (loss) per common share from continuing operations - assuming dilution (2)	$0.21	$(0.09)	$0.21	$0.25

(1)                During 2005, we recorded pre-tax losses of $1.6 million ($1.0 million after tax or $0.03 per share) in the first quarter, $185,000 ($117,000 after tax or $0.00 per share) in the second quarter, pre-tax gains of $3.0 million ($1.9 million after tax or $0.05 per share) in the third quarter and pre-tax gains of $3.2 million ($2.0 million after tax or $0.06 per share) in the fourth quarter upon consolidation of BIBP.

(2)                During 2004, we recorded losses of $1.6 million ($1.0 million after tax or $0.03 per share) in the first quarter, $18.3 million ($11.5 million after tax or $0.33 per share) in the second quarter, $506,000 ($316,000 after tax or $0.01 per share) in the third quarter and $3.0 million ($1.9 million after tax or $0.05 per share) in the fourth quarter upon consolidation of BIBP.

All quarterly information above is presented in 13-week periods. Quarterly earnings per share on a full- year basis may not agree to the Consolidated Statements of Income due to rounding.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2005, we implemented a new Enterprise Resource Planning System. We believe that effective internal control over financial reporting was maintained during and after the implementation.

There were no changes in our internal control over financial reporting during the quarter ended December 25, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report on Internal Control over Financial Reporting in Item 8.

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

Item 11. Executive Compensation

The information required by this item is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which includes the required information. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 25, 2005 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)

Equity compensation plans approved by security holders	2,784,692	$16.09	3,222,096
Equity compensation plans not approved by security holders (1)	400,000	16.09	—
Total	3,184,692	$16.09	3,222,096

(1)          On January 31, 2005, the Company awarded a stock option for 400,000 shares, at the closing price on that date, as an inducement grant to Nigel Travis in connection with the commencement of his employment by the Company pursuant to an employment agreement.

Other information required by this item is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which includes the required information. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which includes the required information. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which includes the required information. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)                    Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

•                  Report of Independent Registered Public Accountants

•                  Consolidated Statements of Income for the years ended December 25, 2005, December 26, 2004 and December 28, 2003

•                  Consolidated Balance Sheets as of December 25, 2005 and December 26, 2004

•                  Consolidated Statements of Stockholders’ Equity for the years ended December 25, 2005, December 26, 2004 and December 28, 2003

•                  Consolidated Statements of Cash Flows for the years ended December 25, 2005, December 26, 2004 and December 28, 2003

•                  Notes to Consolidated Financial Statements

(a)(2)                    Financial Statement Schedules:

Schedule II  – Valuation and Qualifying Accounts

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

4.1	Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-Kfor the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

4.2	Amended and Restated Certificate of Incorporation and Restated By-Laws (See 3.1, 3.2 and 3.3 above) is incorporated herein by reference.

10.1

$175,000,000 Revolving Credit Facility by and among Papa John’s International, Inc., The Guarantors Party Hereto, RSC Insurance Services, Ltd., a Bermuda Company, The Banks Party Hereto, PNC Bank, National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, National City Bank of Kentucky, as Co-Documentation Agent, Bank of America, N.A., as Co-Documentation Agent, Fifth Third Bank, as Co-Documentation Agent, and PNC Capital Markets LLC, as Lead Arranger and as Sole Bookrunner dated January 31, 2006.

10.2	Interest Rate Swap Transaction between JP Morgan Chase Bank, N.A. and Papa John’s International, Inc. effective March 15, 2006.

10.3*	Papa John’s International, Inc. Amended and Restated Nonqualified Stock Option Agreement – Nigel Travis Inducement Grant.

10.4

Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and National City Bank, as Rights Agent (including the form of Certificate of Designation of Preferences and Rights and the form of Rights Certificate). Exhibit 4 of our Form 8-A dated February 16, 2000 is incorporated herein by reference.

10.5

Amendment dated December 24, 2002, to the Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and National City Bank, as Rights Agent. Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 29, 2002 is incorporated herein by reference.

10.6*

Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended June 29, 2003 is incorporated herein by reference.

10.7*

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

10.16*

Papa John’s International, Inc. Deferred Compensation Plan, as effective September 30, 1998. Exhibit 10.1 to our report on Form 10-K for the fiscal year ended December 26, 2004 is incorporated herein by reference.

10.17*

Papa John’s International, Inc. Board of Directors’ Deferred Compensation Plan, as effective November 6, 2003. Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 26, 2004 is incorporated herein by reference.

10.18*	Papa John’s International, Inc. Management Incentive Plan. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 is incorporated herein by reference.

10.19*

The Employment Agreement dated as of January 31, 2005, between Papa John’s International, Inc. and Nigel Travis. Exhibit 10.1 to our report on Form 8-K dated January 30, 2005 is incorporated herein by reference.

10.20*

The Employment Agreement dated as of March 9, 2005, between Papa John’s International, Inc. and William Van Epps. Exhibit 10.1 to our report on Form 8-K dated March 9, 2005 is incorporated herein by reference.

10.21

Amended and Restated Assets Purchase Agreement dated September 26, 2005 between Papa John’s International, Inc. and PJCOMN Acquisition Corporation. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 26, 2005 is incorporated herein by reference.

10.22

Marketing Assistance Agreement between Papa John’s International, Inc. and PJ United, Inc. Exhibit 10.3 to our report on Form 10-K for the fiscal year ended December 26, 2004 is incorporated herein by reference.

10.23

Secured Loan Agreement entered into as of December 27, 1999, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 26, 2000 is incorporated herein by reference.

10.24	Promissory Note dated December 27, 1999, by BIBP Commodities, Inc. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended March 26, 2000 is incorporated herein by reference.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements.

*Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b)	Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2006	PAPA JOHN’S INTERNATIONAL, INC.

By:	/s/ Nigel Travis
Nigel Travis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Executive Chairman of the	February 28, 2006
John H. Schnatter	Board and Director

/s/ Nigel Travis	President and Chief Executive Officer	February 28, 2006
Nigel Travis	(Principal Executive Officer)

/s/ F. William Barnett	Director	February 28, 2006
F. William Barnett

/s/ Norborne P. Cole, Jr.	Director	February 28, 2006
Norborne P. Cole, Jr.

/s/ Philip Guarascio	Director	February 28, 2006
Philip Guarascio

/s/ Olivia F. Kirtley	Director	February 28, 2006
Olivia F. Kirtley

/s/ Jack A. Laughery	Director	February 28, 2006
Jack A. Laughery

/s/ Wade S. Oney	Director	February 28, 2006
Wade S. Oney

/s/ William M. Street	Director	February 28, 2006
William M. Street

/s/ J. David Flanery	Senior Vice President, Chief	February 28, 2006
J. David Flanery	Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

$175,000,000 Revolving Credit Facility by and among Papa John’s International, Inc., The Guarantors Party Hereto, RSC Insurance Services, Ltd., a Bermuda Company, The Banks Party Hereto, PNC Bank, National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, National City Bank of Kentucky, as Co-Documentation Agent, Bank of America, N.A., as Co-Documentation Agent, Fifth Third Bank, as Co-Documentation Agent, and PNC Capital Markets LLC, as Lead Arranger and as Sole Bookrunner dated January 31, 2006.

10.2	Interest Rate Swap Transaction between JP Morgan Chase Bank, N.A. and Papa John’s International, Inc. effective March 15, 2006.

10.3	Papa John’s International, Inc. Amended and Restated Nonqualified Stock Option Agreement – Nigel Travis Inducement Grant.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

99.1	Cautionary Statements.

Schedule II - Valuation and Qualifying Accounts
Papa John’s International, Inc. and Subsidiaries
(In thousands)

Classification	Balance at Beginning of Year	Charged to (recovered from) Costs and Expenses		Additions / (Deductions)		Balance at End of Year

Fiscal year ended December 25, 2005:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$5,359	$3,015		$(1,995	)(2)	$6,379
Reserve for uncollectible accounts receivable - affiliates	525	497		—		1,022
Reserve for franchisee notes receivable	1,278	855		(634	)(2)(3)	1,499
Reserve for franchisee notes receivable - affiliates	—	—		—		—
	$7,162	$4,367		$(2,629)		$8,900
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$462	$846	(4)	$(39	)(1)	$1,269

Fiscal year ended December 26, 2004:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,287	$1,636		$(564	)(2)	$5,359
Reserve for uncollectible accounts receivable - affiliates	—	525		—		525
Reserve for franchisee notes receivable	6,356	638		(5,716	)(2)(3)	1,278
Reserve for franchisee notes receivable - affiliates	—	—		—		—
	$10,643	$2,799		$(6,280)		$7,162
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$1,559	$(203)		$(894	)(1)	$462

Fiscal year ended December 28, 2003:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$1,908	$2,839		$(460)		$4,287
Reserve for uncollectible accounts receivable - affiliates	—	—		—		—
Reserve for franchisee notes receivable	4,436	1,868		52		6,356
Reserve for franchisee notes receivable - affiliates	—	—		—		—
	$6,344	$4,707		$(408	)(2)	$10,643
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$1,256	$3,239		$(2,936	)(1)	$1,559

(1)     Represents cash payments and other adjustments.

(2)     Uncollectible accounts written off, net of recoveries and reclassifications between accounts receivable and notes receivable serves.

(3)     Includes adjustments of $3.3 million and $6.3 million in 2005 and 2004 related to the consolidation of franchisee VIEs in 2004 (VIEs eliminate upon consolidation).

(4)     Includes a contingent lease reserve of $761,000 for certain restaurants sold to a franchisee. The reserve reduced the gain on the sale recorded by Papa John’s.