Form 10-Q
period 2006-03-26
PAPA JOHNS INTERNATIONAL INC
filed 2006-04-25
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:      Yes   ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐ Accelerated filer   ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐             No  ☒

At April 19, 2006, there were outstanding 32,596,301 shares of the registrant’s common stock, par value $.01 per share.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets – March 26, 2006 and December 25, 2005

Consolidated Statements of Income – Three Months Ended March 26, 2006 and March 27, 2005

Consolidated Statements of Stockholders’ Equity – Three Months Ended March 26, 2006 and March 27, 2005

Consolidated Statements of Cash Flows – Three Months Ended March 26, 2006 and March 27, 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	March 26, 2006	December 25, 2005
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$17,595	$22,098
Accounts receivable	21,501	21,300
Inventories	22,723	26,030
Prepaid expenses and other current assets	11,782	13,456
Deferred income taxes	6,607	7,085
Assets of discontinued operations held for sale	—	2,039
Total current assets	80,208	92,008

Investments	5,108	6,282
Net property and equipment	178,222	178,447
Notes receivable	10,540	7,667
Deferred income taxes	3,333	1,899
Goodwill	41,307	41,878
Other assets	15,596	13,772
Assets of discontinued operation held for sale	—	8,609
Total assets	$334,314	$350,562

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,389	$28,937
Income and other taxes	24,058	16,862
Accrued expenses	46,518	49,634
Current portion of debt	12,450	6,100
Total current liabilities	112,415	101,533

Unearned franchise and development fees	6,980	7,256
Long-term debt, net of current portion	20,015	49,016
Other long-term liabilities	30,250	31,478

Stockholders’ equity:
Preferred stock	—	—
Common stock	335	331
Additional paid-in capital	169,795	160,999
Accumulated other comprehensive income (loss)	391	(290)
Retained earnings	16,241	239
Treasury stock	(22,108)	—
Total stockholders’ equity	164,654	161,279
Total liabilities and stockholders’ equity	$334,314	$350,562

Note:

The balance sheet at December 25, 2005 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 26, 2006	March 27, 2005
Domestic revenues:
Company-owned restaurant sales	$106,740	$110,714
Variable interest entities restaurant sales	2,446	5,167
Franchise royalties	14,238	13,365
Franchise and development fees	588	703
Commissary sales	102,692	100,912
Other sales	10,870	13,392
International revenues:
Royalties and franchise and development fees	1,457	1,558
Restaurant and commissary sales	3,318	2,826
Total revenues	242,349	248,637
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	20,878	25,240
Salaries and benefits	31,501	34,139
Advertising and related costs	9,192	9,611
Occupancy costs	6,162	6,600
Other operating expenses	13,803	14,066
Total domestic Company-owned restaurant expenses	81,536	89,656
Variable interest entities restaurant expenses	2,107	4,612
Domestic commissary and other expenses:
Cost of sales	83,543	82,428
Salaries and benefits	7,465	7,454
Other operating expenses	11,140	14,170
Total domestic commissary and other expenses	102,148	104,052
Loss (income) from the franchise cheese-purchasing program, net of minority interest	(4,576)	1,009
International operating expenses	3,423	2,709
General and administrative expenses	24,244	21,297
Minority interests and other general expenses	1,698	1,917
Depreciation and amortization	6,561	7,344
Total costs and expenses	217,141	232,596
Operating income from continuing operations	25,208	16,041
Investment income	376	377
Interest expense	(801)	(1,502)
Income from continuing operations before income taxes	24,783	14,916
Income tax expense	9,170	5,519
Income from continuing operations	15,613	9,397
Income from discontinued operations, net of tax	389	568
Net income	$16,002	$9,965

Basic earnings per common share:
Income from continuing operations	$0.47	$0.28
Income from discontinued operations, net of tax	0.01	0.02
Basic earnings per common share	$0.48	$0.30
Earnings per common share assuming dilution
Income from continuing operations	$0.46	$0.28
Income from discontinued operations, net of tax	0.01	0.02
Earnings per common share - assuming dilution	$0.47	$0.30
Basic weighted average shares outstanding	33,122	33,178
Diluted weighted average shares outstanding	33,983	33,564

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
	Common		Additional	Other			Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 26, 2004	33,460	$650	$242,331	$(555)	$317,142	$(420,345)	$139,223
Comprehensive income:
Net income	—	—	—	—	9,965	—	9,965
Change in valuation of interest rate swap agreement, net of tax of $124	—	—	—	520	—	—	520
Other, net	—	—	—	(31)	—	—	(31)
Comprehensive income	10,454
Issuance of common stock from treasury stock	55	—	—	—	—	1,000	1,000
Exercise of stock options	372	4	5,221	—	—	—	5,225
Tax benefit related to exercise of non-qualified stock options	—	—	251	—	—	—	251
Acquisition of treasury stock	(807)	—	—	—	—	(13,932)	(13,932)
Other	—	—	213	—	—	—	213
Balance at March 27, 2005	33,080	$654	$248,016	$(66)	$327,107	$(433,277)	$142,434

Balance at December 25, 2005	33,081	$331	$160,999	$(290)	$239	$—	$161,279
Comprehensive income:
Net income	—	—	—	—	16,002	—	16,002
Change in valuation of interest rate swap agreements, net of tax of $359	—	—	—	611	—	—	611
Other, net	—	—	—	70	—	—	70
Comprehensive income	16,683
Exercise of stock options	437	4	6,604	—	—	—	6,608
Tax benefit related to exercise of non-qualified stock options	—	—	1,538	—	—	—	1,538
Acquisition of treasury stock	(716)	—	—	—	—	(22,108)	(22,108)
Other	—	—	654	—	—	—	654
Balance at March 26, 2006	32,802	$335	$169,795	$391	$16,241	$(22,108)	$164,654

At March 27, 2005, the accumulated other comprehensive loss of $66 was comprised of net unrealized loss on the interest rate swap agreement of $444, offset by unrealized foreign currency translation gains of $378.

At March 26, 2006, the accumulated other comprehensive gain of $391 was comprised of net unrealized gain on the interest rate swap agreement of $244, net unrealized gain on investments of $6 and unrealized foreign currency translation gains of $141.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	March 26, 2006	March 27, 2005

Operating activities
Income from continuing operations	$15,613	$9,397
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Restaurant closure, impairment and disposition losses	103	119
Provision for uncollectible accounts and notes receivable	1,085	593
Depreciation and amortization	6,561	7,344
Deferred income taxes	(1,335)	(1,221)
Stock-based compensation expense	698	229
Excess tax benefit related to exercise of non-qualified stock options	(2,586)	—
Other	1,697	416
Changes in operating assets and liabilities:
Accounts receivable	(1,478)	2,326
Inventories	3,307	710
Prepaid expenses and other current assets	1,625	2,229
Other assets and liabilities	(2,438)	(593)
Accounts payable	451	(9,019)
Income and other taxes	7,196	5,054
Accrued expenses	(4,493)	1,440
Unearned franchise and development fees	(276)	(343)
Net cash provided by operating activities from continuing operations	25,730	18,681
Operating cash flows from discontinued operations	414	892
Net cash provided by operating activities	26,144	19,573
Investing activities
Purchase of property and equipment	(6,094)	(3,356)
Proceeds from sale of property and equipment	17	5
Purchase of investments	(2,014)	(3,443)
Proceeds from sale or maturity of investments	3,129	3,680
Loans to franchisees and affiliates	(820)	(1,260)
Loan repayments from franchisees and affiliates	3,027	450
Acquisitions	(543)	—
Proceeds from divestiture of discontinued operations	8,020	—
Net cash provided by (used in) investing activities	4,722	(3,924)
Financing activities
Net repayments on line of credit facility	(29,000)	(10,300)
Net proceeds from short-term debt - variable interest entities	6,350	2,150
Proceeds from issuance of common stock	—	1,000
Excess tax benefit related to exercise of non-qualified stock options	2,586	—
Proceeds from exercise of stock options	6,608	5,225
Acquisition of common stock	(22,108)	(13,932)
Other	159	(331)
Net cash used in financing activities	(35,405)	(16,188)
Effect of exchange rate changes on cash and cash equivalents	36	(54)
Change in cash and cash equivalents	(4,503)	(593)
Cash and cash equivalents at beginning of period	22,098	14,698

Cash and cash equivalents at end of period	$17,595	$14,105

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 26, 2006

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 26, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 25, 2005.

2.              Two-for-One Common Stock Split

In December 2005, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on December 23, 2005 to receive one additional share for every outstanding share of common stock held on the record date. The stock dividend was distributed on January 13, 2006 with approximately 16.5 million shares of common stock distributed. All per share and share amounts in the accompanying condensed consolidated financial statements and notes to the financial statements have been adjusted to reflect the stock split.

In conjunction with the stock split, we retired all shares held in treasury as of December 23, 2005.

3.              Discontinued Operations

In March 2006, the Company sold its Perfect Pizza operations, consisting of the franchise rights and leases related to the 109 franchised Perfect Pizza restaurants, as well as the distribution operations, with annual revenues in 2005 approximating $13.6 million. The total proceeds from the sale were approximately $13.0 million, with $8.0 million received in cash at closing, and the balance to be received under the terms of an interest-bearing note to be retired by the purchaser over the next five years. There was no gain or loss recognized in connection with the sale of Perfect Pizza.

We have classified our Perfect Pizza operations as discontinued operations in the accompanying financial statements. The following summarizes the results of the discontinued operations for the three months ended March 26, 2006 and March 27, 2005 (in thousands, except per share data):

	Three Months Ended
	March 26, 2006	March 27, 2005

Net sales	$2,421	$3,737
Operating expenses	1,449	2,326
G&A expenses	330	431
Other expenses	25	79
Income before income taxes	617	901
Income tax expense	228	333
Net income from discontinued operations	$389	$568

Basic earnings per common share	$0.01	$0.02

Earnings per common share - assuming dilution	$0.01	$0.02

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special purpose entity formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $36.3 million and $37.9 million of cheese from BIBP for the three months ended March 26, 2006 and March 27, 2005, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE, and we began consolidating the balance sheet of BIBP as of December 28, 2003. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized a pre-tax gain of $5.4 million ($3.4 million net of tax, or $0.10 per share) in the first quarter of 2006 and a pre-tax loss of $1.6 million ($1.0 million net of tax, or $0.03 per share) for the comparable period in 2005 from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has an $18.0 million line of credit with a commercial bank, which is not guaranteed by Papa John’s. Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of March 26, 2006, BIBP had outstanding borrowings of $12.5 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and $4.9 million under the line of credit from Papa John’s (the $4.9 million outstanding balance under the line of credit is eliminated upon consolidation of the financial results of BIBP with Papa Johns).

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s is deemed the primary beneficiary of three franchise entities as of March 26, 2006. These entities operate a total of 14 restaurants with annual revenues approximating $9.0 million. Our net loan balance receivable from these three entities is $1.4 million at March 26, 2006, with no further funding commitments. The consolidation of these franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of March 26, 2006 and December 25, 2005:

	March 26, 2006			December 25, 2005
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$2,793	$130	$2,923	$—	$174	$174
Accounts receivable	—	27	27	—	30	30
Accounts receivable - Papa John’s	5,228	—	5,228	5,484	—	5,484
Other assets	1,068	390	1,458	1,315	435	1,750
Net property and equipment	—	1,048	1,048	—	1,195	1,195
Goodwill	—	460	460	—	460	460
Deferred income taxes	5,159	—	5,159	7,153	—	7,153
Total assets	$14,248	$2,055	$16,303	$13,952	$2,294	$16,246

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$5,451	$408	$5,859	$6,693	$440	$7,133
Short-term debt - third party	12,450	—	12,450	6,100	—	6,100
Short-term debt - Papa John’s	4,889	1,354	6,243	13,053	1,532	14,585
Total liabilities	$22,790	$1,762	$24,552	$25,846	$1,972	$27,818
Stockholders’ equity (deficit)	(8,542)	293	(8,249)	(11,894)	322	(11,572)
Total liabilities and stockholders’ equity (deficit)	$14,248	$2,055	$16,303	$13,952	$2,294	$16,246

5.              Debt

Our debt is comprised of the following (in thousands):

	March 26, 2006	December 25, 2005

Revolving line of credit	$20,000	$49,000
Debt associated with VIEs *	12,450	6,100
Other	15	16
Total debt	32,465	55,116
Less: current portion of debt	(12,450)	(6,100)
Long-term debt	$20,015	$49,016

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

6.              Calculation of Earnings Per Share

The calculations of basic earnings per common share from continuing operations and earnings per common share – assuming dilution from continuing operations are as follows (in thousands, except per share data):

	Three Months Ended
	March 26, 2006	March 27, 2005

Basic earnings per common share:
Income from continuing operations	$15,613	$9,397
Weighted average shares outstanding	33,122	33,178
Basic earnings per common share	$0.47	$0.28

Earnings per common share - assuming dilution:
Income from continuing operations	$15,613	$9,397

Weighted average shares outstanding	33,122	33,178
Dilutive effect of outstanding common stock options	861	386
Diluted weighted average shares outstanding	33,983	33,564
Earnings per common share - assuming dilution	$0.46	$0.28

7.              Stock-Based Compensation

We award stock options from time to time under the Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan (the “1999 Plan”) and the Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors (the “Directors Plan”) and other such agreements as may arise. Shares of common stock authorized for issuance under the 1999 Plan are approximately 6.3 million, which includes shares transferred in from the Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan (the “1993 Plan”), which terminated on April 15, 2003 and 700,000 shares under the Directors Plan. Options granted prior to 2003 generally expire ten years from the date of grant and vest over one to five-year periods, except for certain options awarded under a previous, multi-year operations compensation program that vested immediately upon grant. The options granted in 2003 and 2004 under the 1999 Plan and the Directors Plan generally expire 30 months from the date of grant and vest over a 12-month period. Options granted in 2005 generally expire five years from the date of grant and vest over a 24-month period. There were no options granted during the first quarter of 2006.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123. As required, we adopted the provisions of SFAS No. 123(R) effective at the beginning of our fiscal 2006, using the modified-prospective method. Upon adoption of SFAS No. 123(R), we elected to continue using the Black-Scholes option-pricing model. If we had adopted SFAS No. 123(R) in prior years, the impact on our 2005 operating income of that standard would have been minimal. SFAS No. 123(R) requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in the accompanying consolidated statements of cash flows. Operating income and cash flow operating results for 2005 have not been restated for the adoption of SFAS No. 123(R).

During the three months ended March 26, 2006 and March 27, 2005, we recorded $440,000 and $144,000, respectively, in stock-based employee compensation expense, net of tax effects. At March 26, 2006, there was $2.9 million of unrecognized compensation cost related to nonvested option awards, of which the Company expects to recognize $2.3 million in 2006 and $629,000 in 2007.

During the three months ended March 26, 2006 and March 27, 2005, a total of 437,000 and 372,000 options were exercised, respectively. The total intrinsic value of the options exercised during the three months ended March 26, 2006 and March 27, 2005 was $7.4 million and $1.4 million respectively. Cash received upon the exercise of stock options was $6.6 million and $5.2 million during the three months ended March 26, 2006 and March 27, 2005 and the related tax benefits realized were $2.7 million and $500,000 during the corresponding periods.

The weighted average fair value per option at the date of grant for options granted in the first quarter of 2005 was $4.35 (no options were granted in the first quarter of 2006), as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended
March 27, 2005
Risk-free interest rate	4.0%
Expected dividend yield	0.0%
Expected volatility	0.30
Expected term (in years)	3.0

The estimated volatility is based on the historical volatility of our stock and other factors. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information pertaining to option activity for the three months ended March 26, 2006 is as follows (number of options and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding-beginning of year	3,185	$16.09
Granted	—	—
Exercised	437	15.09
Cancelled	20	18.08
Outstanding at March 26, 2006	2,728	$16.23	3.10	$45,312	*

Exercisable at March 26, 2006	1,397	$14.83		$25,160	*

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $32.84 at March 26, 2006.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of March 26, 2006, and the number and weighted average exercise price of options exercisable as of March 26, 2006 follow (number of options in thousands):

			Weighted	Weighted
	Range of	Number of	Average	Average
	Exercise Prices	Options	Exercise Price	Remaining Life

Outstanding options:	$11.13 - $14.99	698	$12.81	2.62
	15.00 - 17.99	1,610	16.76	3.22
	18.00 - 27.76	420	19.90	3.47
Total		2,728	$16.23	3.10

Exercisable options:	$11.13 - $14.99	691	$12.81
	15.00 - 17.99	500	15.59
	18.00 - 27.76	206	19.77
Total		1,397	$14.83

Effective in the second quarter of 2006, we granted approximately 525,000 options to employees and 80,000 options to non-employee directors with a five-year life, a two-year vesting period and an estimated fair value of $9.00 per option. In addition, we granted approximately 30,000 shares of performance-based restricted stock to employees with a performance period of three years.

8.              Segment Information

We have defined five reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations and variable interest entities (VIEs).

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings, dessert pizza, and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. VIEs consist of entities in which we are the primary beneficiary, as defined in Note 4, and include BIBP and certain franchisees to which we have extended loans. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations and certain partnership development activities.

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

Our segment information is as follows:

	Three Months Ended
(In thousands)	March 26, 2006	March 27, 2005
Revenues from external customers:
Domestic Company-owned restaurants	$106,740	$110,714
Domestic commissaries	102,692	100,912
Domestic franchising	14,826	14,068
International	4,775	4,384
Variable interest entities (1)	2,446	5,167
All others	10,870	13,392
Total revenues from external customers	$242,349	$248,637

Intersegment revenues:
Domestic commissaries	$27,884	$32,384
Domestic franchising	314	298
International	132	44
Variable interest entities (1)	36,253	37,867
All others	2,947	3,092
Total intersegment revenues	$67,530	$73,685

Income (loss) from continuing operations before income taxes:
Domestic Company-owned restaurants (2)	$9,301	$4,557
Domestic commissaries (3)	7,353	6,952
Domestic franchising	13,014	12,807
International (4)	(2,341)	(857)
Variable interest entities	5,389	(1,595)
All others	1,499	787
Unallocated corporate expenses (5)	(8,882)	(7,678)
Elimination of intersegment (profits) losses	(550)	(57)
Total income from continuing operations before income taxes	$24,783	$14,916

Property and equipment:
Domestic Company-owned restaurants	$132,616
Domestic commissaries	72,896
International	4,255
Variable interest entities (6)	2,165
All others	15,693
Unallocated corporate assets	124,357
Accumulated depreciation and amortization	(173,760)
Net property and equipment	$178,222

(1)          The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities of $36.3 million in 2006 and $37.9 million in 2005 are attributable to BIBP.

(2)          The operating results for domestic Company-owned restaurants improved $4.7 million in the first quarter of 2006 as compared to the same period of the prior year. The improved operating results are primarily due to the fixed cost leverage associated with an increase in comparable sales for the quarter, and an improved margin from an increase in restaurant pricing.

(3)          The 2006 results for the domestic commissaries segment improved approximately $400,000 due to the margin on increased sales volumes. The favorable year-over-year impact of the first quarter 2005 pre-tax charge of $925,000 associated with the closing of the Jackson, Mississippi facility was substantially offset by an increase in delivery costs of approximately $800,000 in the first quarter of 2006, as compared to the corresponding 2005 period, reflecting an increase in fuel costs.

(4)          The decrease in operating results for the international segment is principally due to increased costs related to the continued development of our support infrastructure throughout the international segment, including the United Kingdom, to support the accelerated development of both Company-owned and franchised Papa John’s branded restaurants in our international markets.

(5)          The increase in 2006 unallocated corporate expenses from 2005 is primarily due to an increase in equity compensation and executive performance unit incentive plan expense. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(6)          Represents assets of VIE franchisees to which we have extended loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas and make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations.

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

At March 26, 2006, our United Kingdom subsidiary (PJUK) has goodwill of approximately $16.5 million. As part of the sale of Perfect Pizza operations, we have developed plans for PJUK to improve its future operating results. The plans include efforts to increase Papa John’s brand awareness and increase net franchise unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives are not successful, impairment charges could occur.

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

From October 2000 through September 2004, our franchisee insurance program, which provided insurance to our franchisees, was self-insured. Beginning in October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this new arrangement eliminates our risk of loss for franchise insurance coverage written after September 2004. Our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from the inception of the Captive insurance company in October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon periodic actuarial valuations.

Deferred Income Tax Assets and Tax Reserves

As of March 26, 2006, we had a net deferred income tax asset balance of $9.9 million, of which approximately $5.2 million relates to BIBP’s net operating loss carryforward. We have not provided a valuation allowance for the deferred income tax assets related to BIBP’s net operating losses, since we believe it is more likely than not that BIBP’s future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

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

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we began consolidating the financial results of BIBP in the fourth quarter of 2003. We recognized a pre-tax gain of approximately $5.4 million for the three months ended March 26, 2006 and a pre-tax loss of approximately $1.6 million for the three months ended March 27, 2005 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Restaurant Progression:

	Three Months Ended
	March 26, 2006	March 27, 2005

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	502	568
Opened	2	1
Closed	(1)	—
Acquired from franchisees	3	—
End of period	506	569
International Company-owned:
Beginning of period	2	1
Opened	1	—
End of period	3	1
U.S. franchised:
Beginning of period	2,097	1,997
Opened	20	23
Closed	(13)	(19)
Sold to Company	(3)	—
End of period	2,101	2,001
International franchised:
Beginning of period	325	263
Opened	12	16
Closed	(23)	(5)
End of period	314	274
Total restaurants — end of period	2,924	2,845

Perfect Pizza Restaurant Progression:
Franchised:
Beginning of period	112	118
Opened	—	1
Closed	(3)	(5)
Sold	(109)	—
Total restaurants - end of period	—	114

Results of Operations

Variable Interest Entities

As required by FIN 46, our operating results include BIBP’s operating results. The consolidation of BIBP had a significant impact on the first quarter of 2006 and the first quarter and full-year 2005 operating results, and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

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

In addition, Papa John’s has extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. We consolidated the financial results of three franchise entities operating a total of 14 restaurants with annual sales approximating $9.0 million for the three months ended March 26, 2006 and four franchise entities operating a total of 33 restaurants with annual sales approximating $21.0 million for the three months ended March 27, 2005.

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the three months ended March 26, 2006 and March 27, 2005:

	Three Months Ended March 26, 2006			Three Months Ended March 27, 2005
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$2,446	$2,446	$—	$5,167	$5,167
BIBP sales	36,253	—	36,253	37,867	—	37,867
Total revenues	36,253	2,446	38,699	37,867	5,167	43,034

Operating expenses	30,475	2,280	32,755	39,179	4,984	44,163
General and administrative expenses	22	151	173	22	344	366
Other general income	—	(91)	(91)	—	(174)	(174)
Depreciation and amortization	—	106	106	—	12	12
Total costs and expenses	30,497	2,446	32,943	39,201	5,166	44,367
Operating income (loss)	5,756	—	5,756	(1,334)	1	(1,333)
Interest expense	(367)	—	(367)	(261)	(1)	(262)
Income (loss) before income taxes	$5,389	$—	$5,389	$(1,595)	$—	$(1,595)

Discontinued Operations

In March 2006, the Company sold its Perfect Pizza operations, consisting of the franchise rights and leases related to the 109 franchised Perfect Pizza restaurants, as well as the distribution operations, with annual revenues in 2005 approximating $13.6 million. The total proceeds from the sale were approximately $13.0 million, with $8.0 million received in cash at closing, and the balance to be received under the terms of an interest-bearing note to be retired by the purchaser over the next five years. There was no gain or loss recognized in connection with the sale of Perfect Pizza.

We have classified our Perfect Pizza operations as discontinued operations in the accompanying financial statements. The following summarizes the results of the discontinued operations for the three months ended March 26, 2006 and March 27, 2005 (in thousands, except per share data):

	Three Months Ended
	March 26, 2006	March 27, 2005

Net sales	$2,421	$3,737
Operating expenses	1,449	2,326
G&A expenses	330	431
Other expenses	25	79
Income before income taxes	617	901
Income tax expense	228	333
Net income from discontinued operations	$389	$568

Basic earnings per common share	$0.01	$0.02

Earnings per common share - assuming dilution	$0.01	$0.02

Summary of Operating Results from Continuing Operations

Total revenues were $242.3 million for the first quarter of 2006, representing a decrease of 2.5% from revenues of $248.6 million for the same period in 2005. The primary components of the $6.3 million decrease in revenues for the first quarter of 2006, as compared to the same 2005 period, were the following:

•                  A $4.0 million decrease in Company-owned restaurant revenues as compared to the corresponding 2005 period as the 6.1% increase in comparable sales for the quarter was more than offset by a decline in the number of Company-owned restaurants resulting from the sale of the 84 Company-owned restaurants to a new franchisee at the beginning of the fourth quarter in 2005. “Comparable sales” represents sales generated by restaurants open for a full year at the beginning of the period presented.

•                  A decrease of $2.7 million in variable interest entities restaurant sales reflecting the sale of 19 restaurants at the beginning of the second quarter of 2005 by one of the franchisees to a third party, eliminating the VIE classification under FIN 46 and related consolidation of the operating results of such restaurants at that time.

Our income from continuing operations before income taxes increased to $24.8 million in the first quarter of 2006, from $14.9 million for the corresponding period in 2005. Excluding the impact of the consolidation of BIBP (pre-tax gain of $5.4 million or $0.10 per share for the three-month period of 2006 and a pre-tax loss of $1.6 million or $0.03 per share for the corresponding period in 2005), first quarter 2006 income from continuing operations before income taxes was $19.4 million compared to $16.5 million for the same period in 2005. The increase of $2.9 million (excluding the consolidation of BIBP) was principally due to the following (analyzed on an operating segment basis):

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income increased $4.7 million for the quarter, primarily due to the fixed cost leverage associated with the noted increase in comparable sales for the period and an improved margin from an increase in restaurant pricing.

•                  Domestic Franchising Segment. Domestic franchising operating income increased approximately $200,000 as the $873,000 increase in royalties from the 3.7% increase in comparable sales and the 84 restaurants that were sold by corporate to a franchisee at the beginning of the fourth quarter 2005, was substantially offset by an increase in administrative costs related to the field organization restructuring implemented in late 2005 to better drive our domestic franchise operations.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income increased approximately $400,000 in the first quarter of 2006, as compared to the corresponding 2005 period primarily due to the margin on increased sales volumes. The favorable year-over-year impact of the first quarter 2005 pre-tax charge of $925,000 associated with the closing of the Jackson, Mississippi facility was substantially offset by an increase in delivery costs of approximately $800,000 in the first quarter of 2006, as compared to the corresponding 2005 period, reflecting an increase in fuel costs.

•                  International Segment. The international segment, which excludes the Perfect Pizza operations that were sold in March 2006, reported an operating loss of $2.3 million in the first quarter of 2006, as compared to an operating loss of $857,000 in 2005. The decrease in operating results is principally due to increased costs related to the continued development of our support infrastructure throughout the international segment, including the United Kingdom, to support the accelerated development of both Company-owned and franchised Papa John’s branded restaurants in our international markets. As previously disclosed, the increase in year-over-year operating losses in the international segment are expected to continue through the remainder of 2006.

•                  All Others Segment. The operating income for the “All others” reporting segment increased approximately $700,000 in the first quarter of 2006 as compared to the corresponding 2005 period, primarily due to improved operating results from our insurance business and our partnership development activities.

•                  Unallocated Corporate Segment. The unallocated corporate expenses increased $1.2 million for the quarter, as compared to the corresponding prior year period, primarily due to an increase in equity compensation and executive performance unit incentive plan expense.

Stock options were awarded to the majority of management in late March 2005 with a two-year cliff vesting provision. Accordingly, a partial quarter of expense was recognized in the first quarter of 2005 (approximately $230,000) and a full quarter of expense was recognized in the first quarter of 2006 (approximately $700,000).

Additionally, performance units were awarded in 2005 and 2006 with each award having a three-year performance period. Therefore, the first quarter 2006 operating results include the allocable portion of the estimated cost of the performance unit program for units issued in both 2005 and 2006, while the first quarter of 2005 operating results included only the allocable portion of the estimated cost of the units issued in 2005.

Further, the ultimate cost associated with the performance units is based on the company’s ending stock price and total shareholder return relative to a peer group over the three-year performance period ending in December 2007 for the 2005 program and December 2008 for the 2006 program, with the awards paid in cash at the end of the respective performance periods. The estimated ultimate cost associated with the 2005 program increased significantly throughout 2005 as a result of our stock price performance during the year. Therefore, the allocable portion of the estimated cost of the 2005 units recorded in the first quarter of 2006 was substantially larger than that recorded in the first quarter of 2005. The total expense related to the 2005 and 2006 performance unit programs was $788,000 in the first quarter of 2006 as compared to $154,000 in the first quarter of 2005.

The decline in net interest cost for the first quarter of 2006, as compared to the corresponding 2005 period, is principally due to a decrease in our average outstanding debt balance.

Diluted earnings per share from continuing operations were $0.46 (including a $0.10 per share gain from the consolidation of BIBP) in the first quarter of 2006, compared to $0.28 (including a $0.03 per share charge from the consolidation of BIBP) in the comparable period in 2005. In December 1999, we began a repurchase program for our common stock. Through March 26, 2006, an aggregate of $518.0 million of shares have been repurchased (representing 35.4 million shares, at an average price of $14.63 per share). The share repurchase activity increased earnings per share from continuing operations by approximately $0.02 for the first quarter of 2006 as compared to the first quarter of 2005.

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $106.7 million for the first quarter of 2006, compared to $110.7 million for the same period in 2005. The 3.6% decrease is primarily due to a decrease in equivalent Company-owned units from the sale of 84 restaurants at the beginning of the fourth quarter of 2005 (equivalent units decreased 11.4% on a corresponding quarter basis), partially offset by a 6.1% increase in comparable sales for the quarter.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans that qualify as VIEs. Revenues from these restaurants totaled $2.4 million for the first quarter of 2006 as compared to $5.2 million for the corresponding 2005 quarter. Beginning in the second quarter of 2005, one of the franchise entities with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party. Accordingly, beginning in the second quarter of 2005, we were no longer required to consolidate the operating results of these 19 restaurants.

Domestic franchise sales for the quarter increased 8.7% to $379.1 million from $348.6 million for the same period in 2005, primarily resulting from a 3.7% increase in comparable sales for the 2006 quarter and a 4.9% increase in equivalent franchise units, primarily from the acquisition of 84 company-owned restaurants at the beginning of the fourth quarter of 2005. Domestic franchise royalties were $14.2 million in the first quarter of 2006, a 6.5% increase from $13.4 million for the comparable period in 2005, primarily due to the increase in franchised sales, partially offset by an increase in waivers granted to certain franchisees.

The comparable sales base and average weekly sales for 2006 and 2005 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	March 26, 2006		March 27, 2005
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	506	2,101	569	2,001
Equivalent units	501	2,074	565	1,977
Comparable sales base units	490	1,962	555	1,863
Comparable sales base percentage	97.9%	94.6%	98.2%	94.2%
Average weekly sales - comparable units	$16,519	$14,219	$15,155	$13,771
Average weekly sales - other units	$10,895	$11,311	$10,630	$10,172
Average weekly sales - all units	$16,400	$14,062	$15,075	$13,563

Domestic franchise and development fees were $588,000 in the quarter, including approximately $118,000 recognized upon development cancellation or franchise renewal and transfer, compared to $703,000, including $211,000 recognized upon development cancellation or franchise renewal and transfer, for the same period in 2005. There were 20 domestic franchise restaurant openings in the first quarter of 2006 compared to 23 in 2005.

Domestic commissary sales increased 1.8% to $102.7 million for the first quarter of 2006, from $100.9 million in the comparable period, primarily due to an increase in the number of domestic franchise restaurants. Other sales decreased $2.5 million for the first quarter of 2006 from $13.4 million for the comparable period in 2005, primarily as a result of a decrease in revenues associated with insurance-related services provided to franchisees.

International revenues consist primarily of the PJUK continuing operations, denominated in British Pounds Sterling and converted to U.S. dollars (74% of international revenues in 2006). International revenues were $4.8 million compared to $4.4 million for the same period in 2005, primarily due to revenues from increased unit openings and the opening of additional company-owned units in the United Kingdom.

Costs and Expenses. The restaurant operating margin at domestic Company-owned units was 23.6% in the first quarter of 2006 compared to 19.0% for the same period in 2005, consisting of the following differences:

•                  Cost of sales were 3.2% lower as a percentage of sales in 2006 partially due to the impact of consolidating BIBP, which decreased cost of sales 1.1% in 2006, compared to an increase of 0.3% in 2005. The remaining improvement is primarily due to increases in restaurant pricing.

•                  Salaries and benefits were 1.3% lower as a percentage of sales in 2006 due to staffing efficiencies and the benefit of pricing increases.

•                  Advertising and related costs, as a percentage of sales were 8.6% in 2006, which is substantially the same percentage as in the first quarter of 2005.

•                  Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were flat in the first quarter of 2006, as compared to the first quarter of 2005, as the leverage from increased sales, was substantially offset by increased mileage reimbursement costs.

Domestic commissary and other margin was 10.1% in the first quarter of 2006, compared to 9.0% for the same period in 2005. Cost of sales was 73.6% of revenues in the first quarter of 2006, compared to 72.1% for the same period in 2005. Salaries and benefits were 6.6% in 2006 as compared to 6.5% for the same period in 2005 and other operating expenses decreased to 9.7% of sales in 2006 from 12.4% in 2005. The increase in the cost of sales percentage and the decrease in the percentage of other operating expenses reflects the decline in the revenues and associated costs with the franchise insurance program. As previously noted, beginning with policies written after September 2004, a third-party commercial insurance company provides insurance coverage to our franchisees, which resulted in a decrease in first quarter 2006 revenues and associated other operating expenses, as compared to the corresponding period in 2005.

The loss (income) from the franchise cheese-purchasing program, net of minority interest, was income of $4.6 million during the first quarter of 2006 compared to a loss of $1.0 million for the corresponding quarter in 2005. These results represent the portion of BIBP’s operating income or loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s income from continuing operations was a gain of $5.4 million in the first quarter of 2006, compared to a loss of $1.6 million in the same period in 2005.

General and administrative expenses were $24.2 million or 10.0% of revenues in the first quarter of 2006 compared to $21.3 million or 8.6% of revenues in the same period in 2005. This $2.9 million increase is primarily attributable to the previously mentioned increases in unallocated corporate expenses of $1.2 million, associated with equity compensation and performance unit expenses, the continued development of our support infrastructure for our International operations and an increase in costs related to the field organization restructuring in late 2005 associated with our domestic franchise operations.

Minority interests and other general expenses were $1.7 million in the first quarter of 2006 compared to $1.9 million for the comparable period in 2005. The 2006 amount includes: $100,000 of pre-opening costs, $580,000 provision for uncollectible accounts and notes receivable, $475,000 associated with disposition and valuation related costs of other assets and $489,000 of minority interest earnings associated with our joint venture restaurant operations. The 2005 amount includes: $925,000 of costs incurred with the previously mentioned closing of the Jackson, Mississippi commissary, $130,000 of costs incurred with restaurant relocations, $281,000 provision for uncollectible accounts and notes receivable, $537,000 associated with disposition and valuation related costs of other assets and $71,000 of minority interest earnings associated with our joint venture restaurant operations.

Depreciation and amortization was $6.6 million (2.7% of revenues) for the first quarter of 2006 as compared to $7.3 million (3.0% of revenues) for the same period in 2005.

Net interest. Net interest expense was $425,000 in the first quarter of 2006 as compared to $1.1 million in 2005. The interest expense includes approximately $245,000 and $194,000 for the three months ended March 26, 2006 and March 27, 2005, respectively, related to BIBP’s debt with a third-party bank. The decline in 2006 net interest expense reflects the decline in our average outstanding debt balance.

Income Tax Expense. The effective income tax rate was 37.0% for both the first quarter of 2006 and 2005.

Liquidity and Capital Resources

Our debt is comprised of the following:

	March 26,	December 25,
	2006	2005

Revolving line of credit	$20,000	$49,000
Debt associated with VIEs *	12,450	6,100
Other	15	16
Total debt	32,465	55,116
Less: current portion of debt	(12,450)	(6,100)
Long-term debt	$20,015	$49,016

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

The revolving line of credit allows us to borrow up to $175.0 million with an expiration date of January 2011. Outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined.

Cash flow from operating activities from continuing operations increased to $25.7 million in the first quarter of 2006 from $18.7 million for the comparable period in 2005. The consolidation of BIBP increased cash flow from operations by approximately $5.4 million in 2006 and reduced cash flow from operations by approximately $1.6 million in 2005 (as reflected in the income from continuing operations and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of the consolidation of BIBP, cash flow from continuing operations was substantially flat year-over-year as the increase in income from continuing operations was partially offset by the classification in 2006 of $2.6 million of excess tax benefits related to the exercise of non-qualified stock options from operating activities to financing activities as required by Statement of Financial Accounting Standards (SFAS) No. 123(R), Shared-Based Payment.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in December 1999. During the three months ended March 26, 2006, common stock repurchases of $22.1 million, net debt repayments of $29.0 million and capital expenditures of $6.1 million were funded primarily by cash flow from operations, proceeds from stock option exercises, net loan repayments from franchisees and affiliates, proceeds from the divestiture of restaurants and from available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to $575.0 million of our common stock through December 31, 2006. At March 26, 2006, a total of 35.4 million shares have been repurchased for $518.0 million at an average price of $14.63 per share since the repurchase program started in 1999. Subsequent to March 26, 2006 (through April 20, 2006), we acquired an additional 221,000 shares at an aggregate cost of $7.1 million. As of April 20, 2006, approximately $50.0 million remains available for repurchase of common stock under this authorization.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock for the remainder of 2006 from operating cash flows and the $130.0 million remaining availability under our line of credit, reduced for certain outstanding letters of credit. Our debt was $32.5 million (including $12.5 million associated with BIBP) at March 26, 2006, compared to $55.1 million (including $6.1 million associated with BIBP) at December 25, 2005.

Forward Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to: the uncertainties associated with litigation; changes in pricing or other marketing or promotional strategies by competitors that may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; increases in or sustained high levels of food, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers if needed; health- or disease-related disruptions or consumer concerns about commodities supplies; economic, political and health conditions in the countries in which the Company or its franchisees operate; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; higher-than-anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; franchisee relations; federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime; and labor shortages in various markets resulting in higher required wage rates. The above factors might be especially harmful to the financial viability of franchises in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Our international operations are subject to additional factors, including currency regulations and fluctuations; differing business and social cultures and consumer preferences; diverse government regulations and structures; ability to source high-quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees. See “Part I. Item 1A. - Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 25, 2005 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at March 26, 2006 was principally comprised of a $20.0 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels.

During the fourth quarter of 2005, we entered into an interest rate swap agreement that provides for a fixed rate of 4.98%, as compared to LIBOR, on the following amount of floating rate debt:

March 15, 2006 to January 16, 2007	$50 million
January 16, 2007 to January 15, 2009	$60 million
January 15, 2009 to January 15, 2011	$50 million

The effective interest rate on the line of credit, including the impact of the December 2005 interest rate swap agreement, was 5.48% as of March 26, 2006. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of March 26, 2006, as mitigated by the interest rate swap based on present interest rates, would have no impact on interest expense since the debt balance is less than the $50.0 million notional amount. The annual impact of a 100 basis point increase in interest rates on the debt associated with BIBP would be $124,500.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our first quarter of 2006 and first quarter and full-year 2005 operating results and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the first quarter of 2007 (based on the April 20, 2006 Chicago Mercantile Exchange (CME) milk futures market prices) and the actual prices in 2005:

	2007				2006				2005
	BIBP		Actual		BIBP		Actual		BIBP	Actual
	Block Price		Block Price		Block Price		Block Price		Block Price	Block Price

Quarter 1	$1.314	*	$1.300	*	$1.548		$1.268		$1.520	$1.539
Quarter 2	N/A		N/A		1.482		1.223	*	1.550	1.515
Quarter 3	N/A		N/A		1.516	*	1.290	*	1.677	1.485
Quarter 4	N/A		N/A		1.416	*	1.305	*	1.625	1.442
Full Year	N/A		N/A		$1.491	*	$1.272	*	$1.593	$1.495

*amounts are estimates based on futures prices

N/A - not available

The following table presents the 2005 impact by quarter on our pre-tax income due to consolidating BIBP:

Actual
2005
Quarter 1	$(1,595)
Quarter 2	(185)
Quarter 3	3,044
Quarter 4	3,208
Full Year	$4,472

Additionally, based on the CME milk futures market prices as of April 20, 2006, and the actual second quarter and projected third and fourth quarter 2006 and first quarter 2007 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase our pre-tax income as follows (in thousands):

Quarter 1 - 2006	$5,389
Quarter 2 - 2006	6,676	*
Quarter 3 - 2006	5,309	*
Quarter 4 - 2006	3,047	*
Full Year - 2006	$20,421	*

Quarter 1 - 2007	$384	*

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

Item 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“1934 Act”) as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $575.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2006. Through March 26, 2006, a total of 35.4 million shares with an aggregate cost of $518.0 million and an average price of $14.63 per share have been repurchased under this program. The following table summarizes our repurchases by fiscal period during the first quarter of 2006 (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

12/26/2005 - 01/22/2006	58	$30.11	34,758	$77,393
01/23/2006 - 02/19/2006	63	$32.39	34,821	$75,335
02/20/2006 - 03/26/2006	595	$30.77	35,416	$57,027

Our share repurchase authorization increased from $525.0 million to $575.0 million on April 19, 2006. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to December 26, 2005.

In connection with a two-for-one stock dividend issued to shareholders of record as of December 23, 2005, we retired all shares held in treasury at that date. Common shares repurchased after December 23, 2005 are held in treasury.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Agreement for the Sale and Purchase of the Perfect Pizza Franchise Business Operated by Perfect Pizza Limited (to be Renamed Papa John’s (GB) Limited).

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a -15(e).

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a -15(e).

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements. Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 (Commission File No. 0-21660) is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: April 25, 2006	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer