Form 10-Q
period 2006-06-25
PAPA JOHNS INTERNATIONAL INC
filed 2006-08-01
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 25, 2006
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

Large accelerated filer  ____  Accelerated filer   X       Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):                Yes ___                                                 No    X

At July 26, 2006, there were outstanding 31,924,603 shares of the registrant’s common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 25, 2006	December 25, 2005
	(Unaudited)	(Note)
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$10,494	$22,098
Accounts receivable	21,371	21,300
Inventories	24,444	26,030
Prepaid expenses and other current assets	12,501	13,456
Deferred income taxes	7,117	7,085
Assets of discontinued operations held for sale	—	2,039
Total current assets	75,927	92,008
Investments	3,765	6,282
Net property and equipment	179,983	178,447
Notes receivable	11,443	7,667
Deferred income taxes	927	1,899
Goodwill	41,306	41,878
Other assets	16,815	13,772
Assets of discontinued operations held for sale	—	8,609
Total assets	$330,166	$350,562
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,228	$28,937
Income and other taxes	16,432	16,862
Accrued expenses	50,889	49,634
Current portion of debt	9,900	6,100
Total current liabilities	102,449	101,533
Unearned franchise and development fees	6,509	7,256
Long-term debt, net of current portion	35,514	49,016
Other long-term liabilities	27,752	31,478
Stockholders’ equity:
Preferred stock	—	—
Common stock	338	331
Additional paid-in capital	176,420	160,999
Accumulated other comprehensive income (loss)	1,405	(290)
Retained earnings	31,507	239
Treasury stock	(51,728)	—
Total stockholders’ equity	157,942	161,279
Total liabilities and stockholders’ equity	$330,166	$350,562

Note:           The balance sheet at December 25, 2005 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
(In thousands, except per share amounts)
Domestic revenues:
Company-owned restaurant sales	$105,424	$110,558	$212,164	$221,272
Variable interest entities restaurant sales	2,691	2,293	5,137	7,460
Franchise royalties	13,964	12,908	28,202	26,273
Franchise and development fees	593	807	1,181	1,510
Commissary sales	100,968	95,496	203,660	196,408
Other sales	12,202	12,059	23,072	25,451
International revenues:
Royalties and franchise and development fees	1,839	1,469	3,296	3,027
Restaurant and commissary sales	3,912	3,085	7,230	5,911
Total revenues	241,593	238,675	483,942	487,312
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	19,650	23,585	40,528	48,825
Salaries and benefits	31,252	34,205	62,753	68,344
Advertising and related costs	9,821	9,946	19,013	19,557
Occupancy costs	6,364	6,561	12,526	13,161
Other operating expenses	13,774	14,025	27,577	28,091
Total domestic Company-owned restaurant expenses	80,861	88,322	162,397	177,978
Variable interest entities restaurant expenses	2,224	1,931	4,331	6,543
Domestic commissary and other expenses:
Cost of sales	81,866	78,477	165,409	160,905
Salaries and benefits	7,851	7,089	15,316	14,543
Other operating expenses	11,282	12,234	22,422	26,404
Total domestic commissary and other expenses	100,999	97,800	203,147	201,852
Loss (income) from the franchise cheese purchasing program, net of minority interest	(5,189)	(167)	(9,765)	842
International operating expenses	3,883	2,833	7,306	5,542
General and administrative expenses	26,386	21,908	50,630	43,205
Minority interests and other general expenses	1,327	1,305	3,025	3,222
Depreciation and amortization	6,603	7,264	13,164	14,608
Total costs and expenses	217,094	221,196	434,235	453,792
Operating income from continuing operations	24,499	17,479	49,707	33,520
Net interest expense	(267)	(944)	(692)	(2,069)
Income from continuing operations before income taxes	24,232	16,535	49,015	31,451
Income tax expense	8,966	6,118	18,136	11,637
Income from continuing operations	15,266	10,417	30,879	19,814
Income from discontinued operations, net of tax	—	453	389	1,021
Net income	$15,266	$10,870	$31,268	$20,835
Basic earnings per common share:
Income from continuing operations	$0.47	$0.31	$0.94	$0.60
Income from discontinued operations, net of tax	—	0.01	0.01	0.03
Basic earnings per common share	$0.47	$0.32	$0.95	$0.63
Earnings per common share — assuming dilution:
Income from continuing operations	$0.46	$0.31	$0.92	$0.59
Income from discontinued operations, net of tax	—	0.01	0.01	0.03
Earnings per common share — assuming dilution	$0.46	$0.32	$0.93	$0.62
Basic weighted average shares outstanding	32,589	33,336	32,855	33,258
Weighted average shares outstanding — assuming dilution	33,309	33,746	33,632	33,716

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
	Common		Additional	Other			Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
(In thousands)
Balance at December 26, 2004	33,460	$650	$242,331	$(555)	$317,142	$(420,345)	$139,223
Comprehensive income:
Net income	—	—	—	—	20,835	—	20,835
Change in valuation of interest rate swap agreement, net of tax of $442	—	—	—	678	—	—	678
Other, net	—	—	—	(85)	—	—	(85)
Comprehensive income							21,428
Issuance of common stock from treasury stock	55	—	—	—	—	1,000	1,000
Exercise of stock options	1,224	12	16,845	—	—	—	16,857
Tax benefit related to exercise of non-qualified stock options	—	—	1,966	—	—	—	1,966
Acquisition of treasury stock	(807)	—	—	—	—	(13,932)	(13,932)
Other	—	—	890	—	—	—	890
Balance at June 26, 2005	33,932	$662	$262,032	$38	$337,977	$(433,277)	$167,432
Balance at December 25, 2005	33,081	$331	$160,999	$(290)	$239	$—	$161,279
Comprehensive income:
Net income	—	—	—	—	31,268	—	31,268
Change in valuation of interest rate swap agreements, net of tax of $707	—	—	—	1,192	—	—	1,192
Other, net	—	—	—	503	—	—	503
Comprehensive income							32,963
Exercise of stock options	710	7	10,443	—	—	—	10,450
Tax benefit related to exercise of non-qualified stock options	—	—	3,151	—	—	—	3,151
Acquisition of treasury stock	(1,645)	—	—	—	—	(51,728)	(51,728)
Other	—	—	1,827	—	—	—	1,827
Balance at June 25, 2006	32,146	$338	$176,420	$1,405	$31,507	$(51,728)	$157,942

At June 26, 2005, the accumulated other comprehensive gain of $38 was comprised of unrealized foreign currency translation gains of $323 and net unrealized gain on investments of $2, offset by net unrealized loss on the interest rate swap agreement of $287.

At June 25, 2006, the accumulated other comprehensive gain of $1,405 was comprised of unrealized foreign currency translation gains of $573, net unrealized gain on investments of $7 and net unrealized gain on the interest rate swap agreements of $825.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 25, 2006	June 26, 2005
(In thousands)
Operating activities
Income from continuing operations	$30,879	$19,814
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	1,887	1,327
Depreciation and amortization	13,164	14,608
Deferred income taxes	212	(753)
Stock-based compensation expense	1,882	912
Excess tax benefit related to exercise of non-qualified stock options	(4,500)	—
Other	3,556	2,602
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,274)	4,549
Inventories	1,586	1,221
Prepaid expenses and other current assets	938	4,272
Other assets and liabilities	(4,885)	(1,170)
Accounts payable	(3,709)	(7,944)
Income and other taxes	(430)	(3,088)
Accrued expenses	(354)	325
Unearned franchise and development fees	(747)	(148)
Net cash provided by operating activities from continuing operations	37,205	36,527
Operating cash flows from discontinued operations	414	1,301
Net cash provided by operating activities	37,619	37,828
Investing activities
Purchase of property and equipment	(14,068)	(6,658)
Proceeds from sale of property and equipment	26	44
Purchase of investments	(2,014)	(5,397)
Proceeds from sale or maturity of investments	4,472	5,800
Loans to franchisees and affiliates	(4,616)	(2,770)
Loan repayments from franchisees and affiliates	6,410	3,630
Acquisitions	(1,200)	—
Proceeds from divestiture of discontinued operations	8,020	—
Net cash used in investing activities	(2,970)	(5,351)
Financing activities
Net repayments from line of credit facility	(13,500)	(29,300)
Net proceeds from short-term debt — variable interest entities	3,800	225
Proceeds from issuance of common stock	—	1,000
Excess tax benefit related to exercise of non-qualified stock options	4,500	—
Proceeds from exercise of stock options	10,450	16,857
Acquisition of common stock	(51,728)	(13,932)
Other	172	(123)
Net cash used in financing activities	(46,306)	(25,273)
Effect of exchange rate changes on cash and cash equivalents	53	(109)
Change in cash and cash equivalents	(11,604)	7,095
Cash and cash equivalents at beginning of period	22,098	14,698
Cash and cash equivalents at end of period	$10,494	$21,793

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 25, 2006

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 25, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 25, 2005.

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

3.              New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 of FASB, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for the Company in fiscal 2007. We have not determined the impact, if any, of adopting FIN 48.

4.              Discontinued Operations

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

We have classified our Perfect Pizza operations as discontinued operations in the accompanying financial statements. The following summarizes the results of the discontinued operations for the three and six months ended June 25, 2006 and June 26, 2005 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005

Net sales	$—	$3,459	$2,421	$7,196
Operating expenses	—	2,240	1,449	4,566
G&A expenses	—	422	330	853
Other expenses	—	77	25	156
Income before income taxes	—	720	617	1,621
Income tax expense	—	267	228	600
Net income from discontinued operations	$—	$453	$389	$1,021
Basic earnings per common share	$—	$0.01	$0.01	$0.03
Earnings per common share — assuming dilution	$—	$0.01	$0.01	$0.03

5.              Accounting for Variable Interest Entities

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), which provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIEs assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special purpose entity formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $35.6 million and $71.9 million of cheese from BIBP for the three and six months ended June 25, 2006, respectively, and $36.6 million and $74.4 million of cheese for the comparable periods in 2005, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE, and we began consolidating the balance sheet of BIBP as of December 28, 2003. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized pre-tax income of $6.3 million ($4.0 million net of tax, or $0.12 per share) and $11.7 million ($7.4 million net of tax, or $0.22 per share) for the three and six months ended June 25, 2006, respectively, and pre-tax losses of $185,000 ($117,000 net of tax, which had no impact on earnings per share) and $1.8 million ($1.1 million net of tax, or $0.03 per share) for the comparable periods in 2005, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has an $18.0 million line of credit with a commercial bank, which is not guaranteed by Papa John’s. Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of June 25, 2006, BIBP had outstanding borrowings of $9.9 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility.

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s is deemed the primary beneficiary of three franchise entities as of June 25, 2006. These entities operate a total of 14 restaurants with annual revenues approximating $9.0 million. Our net loan balance receivable from these three entities is $1.2 million at June 25, 2006, with no further funding commitments. The consolidation of these franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of June 25, 2006 and December 25, 2005:

	June 25, 2006			December 25, 2005
	BIBP	Franchisees	Total	BIBP	Franchisees	Total
(In thousands)
Assets:
Cash and cash equivalents	$1,670	$139	$1,809	$—	$174	$174
Accounts receivable	—	28	28	—	30	30
Accounts receivable — Papa John’s	4,738	—	4,738	5,484	—	5,484
Other assets	1,147	349	1,496	1,315	435	1,750
Net property and equipment	—	970	970	—	1,195	1,195
Goodwill	—	460	460	—	460	460
Deferred income taxes	2,812	—	2,812	7,153	—	7,153
Total assets	$10,367	$1,946	$12,313	$13,952	$2,294	$16,246
Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$5,047	$414	$5,461	$6,693	$440	$7,133
Short-term debt — third party	9,900	—	9,900	6,100	—	6,100
Short-term debt — Papa John’s	—	1,218	1,218	13,053	1,532	14,585
Total liabilities	14,947	1,632	16,579	25,846	1,972	27,818
Stockholders’ equity (deficit)	(4,580)	314	(4,266)	(11,894)	322	(11,572)
Total liabilities and stockholders’ equity (deficit)	$10,367	$1,946	$12,313	$13,952	$2,294	$16,246

6.              Debt

Our debt is comprised of the following (in thousands):

	June 25,	December 25,
	2006	2005

Revolving line of credit	$35,500	$49,000
Debt associated with VIEs*	9,900	6,100
Other	14	16
Total debt	45,414	55,116
Less: current portion of debt	(9,900)	(6,100)
Long-term debt	$35,514	$49,016

*                    The VIEs’ third-party creditors do not have any recourse to Papa John’s.

7.              Calculation of Earnings Per Share

The calculations of basic earnings per common share from continuing operations and earnings per common share — assuming dilution from continuing operations are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Basic earnings per common share:
Income from continuing operations	$15,266	$10,417	$30,879	$19,814
Weighted average shares outstanding	32,589	33,336	32,855	33,258
Basic earnings per common share	$0.47	$0.31	$0.94	$0.60
Earnings per common share — assuming dilution:
Income from continuing operations	$15,266	$10,417	$30,879	$19,814
Weighted average shares outstanding	32,589	33,336	32,855	33,258
Dilutive effect of outstanding common stock options	720	410	777	458
Diluted weighted average shares outstanding	33,309	33,746	33,632	33,716
Earnings per common share — assuming dilution	$0.46	$0.31	$0.92	$0.59

8.              Stock-Based Compensation

We award stock options from time to time under the Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan (the “1999 Plan”) and the Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors (the “Directors Plan”) and other such agreements as may arise. Shares of common stock authorized for issuance under the 1999 Plan are approximately 6.3 million, which includes shares transferred in from the Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan (the “1993 Plan”), which terminated on April 15, 2003 and 700,000 shares under the Directors Plan. Options granted prior to 2003 generally expire ten years from the date of grant and vest over one to five-year periods, except for certain options awarded under a previous, multi-year operations compensation program that vested immediately upon grant. The options granted in 2003 and 2004 under the 1999 Plan and the Directors Plan generally expire 30 months from the date of grant and vest over a 12-month period. Options granted in 2005 and 2006 generally expire five years from the date of grant and vest over a 24-month period. There were 581,000 options granted during the second quarter of 2006.

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

We recorded stock-based employee compensation expense, net of tax effects, of $746,000 and $1.2 million for the three and six months ended June 25, 2006, respectively, and $430,000 and $574,000 for the comparable periods in 2005, respectively.  At June 25, 2006, there was $6.8 million of unrecognized compensation cost related to nonvested option awards, of which the Company expects to recognize $2.8 million in 2006, $3.2 million 2007 and $800,000 in 2008.

During the six months ended June 25, 2006 and June 26, 2005, a total of 710,000 and 1.2 million options were exercised, respectively. The total intrinsic value of the options exercised during the six months ended June 25, 2006 and June 26, 2005 was $12.6 million and $6.4 million respectively. Cash received upon the exercise of stock options was $10.5 million and $16.9 million during the six months ended June 25, 2006 and June 26, 2005 and the related tax benefits realized were $4.7 million and $2.4 million during the corresponding periods.

The weighted average fair values per option at the date of grant for options granted in the first six months of 2006 and 2005 were $8.94 and $4.40, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended
	June 25, 2006	June 26, 2005
Risk-free interest rate	4.9%	4.0%
Expected dividend yield	0.0%	0.0%
Expected volatility	0.27	0.30
Expected term (in years)	3.5	3.0

The estimated volatility is based on the historical volatility of our stock and other factors. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information pertaining to option activity for the six months ended June 25, 2006 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value

Outstanding — beginning of year	3,185	$16.09
Granted	581	32.63
Exercised	710	14.72
Cancelled	31	18.19
Outstanding at June 25, 2006	3,025	$19.56	3.44	$37,270	*
Exercisable at June 25, 2006	1,121	$15.00		$18,732	*

*                    The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $31.71 at June 25, 2006.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of June 25, 2006, and the number and weighted average exercise price of options exercisable as of June 25, 2006 follow (number of options in thousands):

			Weighted	Weighted
	Range of	Number of	Average	Average
	Exercise Prices	Options	Exercise Price	Remaining Life

Outstanding options:	$11.28 - $14.99	470	$12.48	3.30
	15.00 - 17.99	1,566	16.77	3.03
	18.00 - 29.99	410	19.96	3.21
	30.00 - 32.65	579	32.63	4.82
Total		3,025	$19.56	3.44

Exercisable options:	$11.28 - $14.99	463	$12.47
	15.00 - 17.99	462	15.53
	18.00 - 29.99	196	19.75
Total		1,121	$15.00

During the second quarter of 2006, we granted 581,000 options to employees and our Board of Directors with a five-year life, a two-year vesting period and an estimated fair value of $8.94 per option. In addition, we granted approximately 28,000 shares of performance-based restricted stock to employees with a performance period of three years.

9.              Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
(In thousands)
Net income	$15,266	$10,870	$31,268	$20,835
Change in valuation of swap agreement, net of tax	581	158	1,192	678
Other, net	433	(54)	503	(85)
Comprehensive income	$16,280	$10,974	$32,963	$21,428

10.       Segment Information

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

Our segment information is as follows:

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
(In thousands)
Revenues from external customers:
Domestic Company-owned restaurants	$105,424	$110,558	$212,164	$221,272
Domestic commissaries	100,968	95,496	203,660	196,408
Domestic franchising	14,557	13,715	29,383	27,783
International	5,751	4,554	10,526	8,938
Variable interest entities(1)	2,691	2,293	5,137	7,460
All others	12,202	12,059	23,072	25,451
Total revenues from external customers	$241,593	$238,675	$483,942	$487,312
Intersegment revenues:
Domestic commissaries	$27,381	$29,460	$55,265	$61,844
Domestic franchising	316	305	630	603
International	146	50	278	94
Variable interest entities(1)	35,634	36,582	71,887	74,449
All others	3,181	2,666	6,128	5,758
Total intersegment revenues	$66,658	$69,063	$134,188	$142,748
Income (loss) from continuing operations before income taxes:
Domestic Company-owned restaurants(2)	$8,149	$6,021	$17,450	$10,578
Domestic commissaries(3)	8,512	6,400	15,865	13,352
Domestic franchising	12,737	12,206	25,751	25,013
International(4)	(2,418)	(685)	(4,759)	(1,542)
Variable interest entities(1)	6,303	(185)	11,692	(1,780)
All others	1,218	886	2,717	1,673
Unallocated corporate expenses(5)	(9,936)	(7,904)	(18,818)	(15,582)
Elimination of intersegment profits	(333)	(204)	(883)	(261)
Total income from continuing operations before income taxes	$24,232	$16,535	$49,015	$31,451
Property and equipment:
Domestic Company-owned restaurants	$136,234
Domestic commissaries	72,991
International	4,308
Variable interest entities(6)	2,169
All others	18,546
Unallocated corporate assets	124,940
Accumulated depreciation and amortization	(179,205)
Net property and equipment	$179,983

(1)             The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities are attributable to BIBP.

(2)             The operating results for domestic Company-owned restaurants improved $2.1 million and $6.9 million for the three- and six-month periods ending June 25, 2006 as compared to the same periods of the prior year. The improved operating results are primarily due to the fixed cost leverage associated with an increase in comparable sales for the quarter, and an improved margin from an increase in restaurant pricing.

(3)             The operating results for the domestic commissaries segment improved approximately $2.1 million and $2.5 million for the three- and six-month periods ending June 25, 2006 as compared to the same periods in the prior year due to the improved margin on increased sales volumes.

(4)             The decrease in operating results for the international segment is principally due to increased costs related to the continued development of our support infrastructure throughout the international segment, including the United Kingdom, to support the accelerated development of both Company-owned and franchised Papa John’s branded restaurants in our international markets. In addition, the Company incurred a $470,000 charge in the second quarter related to costs associated with a management reorganization with one of our operating units.

(5)             The increase in 2006 unallocated corporate expenses from 2005 is primarily due to additional costs associated with our marketing efforts, an increase in equity compensation and executive performance unit incentive plan expense. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(6)             Represents assets of VIE franchisees to which we have extended loans.

11.       Subsequent Event

Effective July 24, 2006, we completed the acquisition of 43 franchised Papa John’s restaurants located in the Phoenix and Flagstaff, Arizona markets. The purchase price was $18.4 million, subject to certain post-closing adjustments. The acquisition is not expected to significantly impact operating income for the remainder of 2006 as transition costs are expected to substantially offset incremental unit level income.

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

The recoverability of indefinite-lived intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the fair value derived from discounted expected cash flows of the reporting unit to its carrying value.

At June 25, 2006, our United Kingdom subsidiary (PJUK) has goodwill of approximately $16.5 million. As part of the sale of Perfect Pizza operations, we have developed plans for PJUK to improve its future operating results. The plans include efforts to increase Papa John’s brand awareness and increase net franchise unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives are not successful, impairment charges could occur.

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

Deferred Income Tax Assets and Tax Reserves

As of June 25, 2006, we had a net deferred income tax asset balance of $8.0 million, of which approximately $2.8 million relates to BIBP’s net operating loss carryforward. We have not provided a valuation allowance for the deferred income tax assets related to BIBP’s net operating losses, since we believe it is more likely than not that BIBP’s future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our filed position. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact our ultimate payment for such exposures.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 of FASB, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for the Company in fiscal 2007. We have not determined the impact, if any, of adopting FIN 48.

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by the FASB’s Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we began consolidating the financial results of BIBP in the fourth quarter of 2003. We recognized pre-tax income of approximately $6.3 million and $11.7 million for the three and six months ended June 25, 2006, respectively, and pre-tax losses of approximately $185,000 and $1.8 million for the three and six months ended June 26, 2005 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Restaurant Progression:

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	506	569	502	568
Opened	4	1	6	2
Closed	—	—	(1)	—
Acquired	—	2	3	2
Sold	—	(2)	—	(2)
End of period	510	570	510	570
International Company-owned:
Beginning of period	3	1	2	1
Opened	—	—	1	—
Acquired	3	—	3	—
End of period	6	1	6	1
U.S. franchised:
Beginning of period	2,101	2,001	2,097	1,997
Opened	36	29	56	52
Closed	(12)	(18)	(25)	(37)
Acquired	—	2	—	2
Sold	—	(2)	(3)	(2)
End of period	2,125	2,012	2,125	2,012
International franchised:
Beginning of period	314	274	325	263
Opened	28	23	40	39
Converted	—	1	—	1
Closed	(20)	(6)	(43)	(11)
Sold	(3)	—	(3)	—
End of period	319	292	319	292
Total restaurants — end of period	2,960	2,875	2,960	2,875
Perfect Pizza Restaurant Progression:
Franchised:
Beginning of period	—	114	112	118
Opened	—	2	—	3
Converted	—	(1)	—	(1)
Closed	—	(1)	(3)	(6)
Sold	—	—	(109)	—
Total restaurants — end of period	—	114	—	114

Results of Operations

Variable Interest Entities

As required by FIN 46, our operating results include BIBP’s operating results. The consolidation of BIBP had a significant impact on our operating results for the first six months of 2006 and the first six months and full-year 2005, and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

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

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the three and six months ended June 25, 2006 and June 26, 2005 (in thousands):

	Three Months Ended			Three Months Ended
	June 25, 2006			June 26, 2005
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$2,691	$2,691	$—	$2,293	$2,293
BIBP sales	35,634	—	35,634	36,582	—	36,582
Total revenues	35,634	2,691	38,325	36,582	2,293	38,875
Operating expenses	29,122	2,427	31,549	36,365	2,088	38,453
General and administrative expenses	21	143	164	50	85	135
Other general expense	—	107	107	—	95	95
Depreciation and amortization	—	14	14	—	24	24
Total costs and expenses	29,143	2,691	31,834	36,415	2,292	38,707
Operating income	6,491	—	6,491	167	1	168
Net interest expense	(188)	—	(188)	(352)	(1)	(353)
Income (loss) before income taxes	$6,303	$—	$6,303	$(185)	$—	$(185)

	Six Months Ended			Six Months Ended
	June 25, 2006			June 26, 2005
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$5,137	$5,137	$—	$7,460	$7,460
BIBP sales	71,887	—	71,887	74,449	—	74,449
Total revenues	71,887	5,137	77,024	74,449	7,460	81,909
Operating expenses	59,598	4,707	64,305	75,544	7,072	82,616
General and administrative expenses	42	294	336	72	429	501
Other general expense (income)	—	17	17	—	(79)	(79)
Depreciation and amortization	—	119	119	—	36	36
Total costs and expenses	59,640	5,137	64,777	75,616	7,458	83,074
Operating income (loss)	12,247	—	12,247	(1,167)	2	(1,165)
Net interest expense	(555)	—	(555)	(613)	(2)	(615)
Income (loss) before income taxes	$11,692	$—	$11,692	$(1,780)	$—	$(1,780)

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

We have classified our Perfect Pizza operations as discontinued operations in the accompanying financial statements. The following summarizes the results of the discontinued operations for the three and six months ended June 25, 2006 and June 26, 2005 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005

Net sales	$—	$3,459	$2,421	$7,196
Operating expenses	—	2,240	1,449	4,566
G&A expenses	—	422	330	853
Other expenses	—	77	25	156
Income before income taxes	—	720	617	1,621
Income tax expense	—	267	228	600
Net income from discontinued operations	$—	$453	$389	$1,021
Basic earnings per common share	$—	$0.01	$0.01	$0.03
Earnings per common share — assuming dilution	$—	$0.01	$0.01	$0.03

Summary of Operating Results from Continuing Operations

Total revenues were $241.6 million for the second quarter of 2006, representing an increase of 1.2% from revenues of $238.7 million for the same period in 2005. For the six-month period ended June 25, 2006, total revenues were $483.9 million representing a decrease of $3.4 million, or 0.7% from revenues of $487.3 million for the same period in 2005.

The primary reasons for the $2.9 million increase in revenues for the second quarter of 2006, as compared to the same period in 2005, were a $5.5 million increase in commissary revenues reflecting increased volumes, and an increase in domestic franchise royalties of $1.1 million as a result of the 4.7% increase in comparable sales and additional equivalent units for the quarter. These increases were partially offset by a decrease in company-owned restaurant revenues of $5.1 million as the 4.6% increase in comparable sales for the quarter was more than offset by a decline in the number of equivalent units resulting from the sale of 84 company restaurants to a new franchisee at the beginning of the fourth quarter of 2005.

The primary reason for the $3.4 million decline in revenues for the six months ending June 25, 2006, was a decrease of $9.1 million in company-owned restaurant revenues, reflecting the previously mentioned sale of 84 company units. In addition, VIE restaurant revenues declined $2.3 million reflecting the sale of 19 restaurants at the beginning of the second quarter of 2005 by one of the franchisees to a third-party, eliminating the VIE classification under Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), and the related consolidation of the operating restaurants at that time. These decreases were partially offset by an increase in commissary revenues of $7.3 million and domestic franchise royalties of $1.9 million. The revenue increases in the commissary operations and franchise royalties occurred for the same reasons mentioned above for the second quarter-only results.

Our income from continuing operations before income taxes was $24.2 million for the three months ended June 25, 2006 compared to income of $16.5 million for the corresponding period in 2005. For the six months ended June 25, 2006, our income from continuing operations before income taxes was $49.0 million compared to $31.5 million for the corresponding period in 2005. Excluding the impact of the consolidation of BIBP for comparable periods, second quarter 2006 income from continuing operations before taxes was $17.9 million, an increase of $1.2 million over 2005 comparable results, and income from continuing operations before income taxes for the six months ended June 25, 2006 was $37.3 million, an increase of $4.1 million over 2005 comparable results. The increase of $1.2 million and $4.1 million, respectively, for the three- and six-month periods ended June 25, 2006 (excluding the consolidation of BIBP) was principally due to the following (analyzed on an operating segment basis):

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income increased 35.3% to $8.1 million for the three months ended June 25, 2006, from $6.0 million for the same period in 2005, and increased 65.0% to $17.5 million for the six months ended June 25, 2006 from $10.6 million for the comparable period in 2005. These increases are primarily due to the fixed cost leverage and related margin improvement, including the benefit associated with our domestic company-owned restaurants implementing a delivery charge in June 2005, associated with the noted increase in comparable sales for the period.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income increased approximately $2.1 million and $2.5 million for the three and six months ended June 25, 2006 from the corresponding 2005 periods primarily due to the margin on increased sales volumes, including second quarter sales to Six Flags, Inc. as part of our multi-year strategic marketing alliance and partnership agreement that was announced in March 2006.

•                  Domestic Franchising Segment. Domestic franchising operating income increased 4.4% to $12.7 million for the three months ended June 25, 2006, from $12.2 million for the same period in 2005, and increased 3.0% to $25.8 million for the six months ended June 25, 2006, from $25.0 million for the same period of 2005. These increases are primarily due to comparable sales increases of 4.7% and 4.2% for the three- and six-month periods in 2006, and the royalties from the 84 restaurants that were purchased by a franchisee from corporate at the beginning of the fourth quarter of 2005. The increase in royalties during 2006 was partially offset by an increase in administrative costs related to the field organizational restructuring implemented in late 2005.

•                  International Segment. The international segment, which excludes the Perfect Pizza operations that were sold in March 2006, reported operating losses of $2.4 million and $4.8 million for the three months and six months ended June 25, 2006, respectively, as compared to operating losses of $685,000 and $1.5 million for the corresponding 2005 periods. The decrease in operating results is principally due to increased costs related to the continued development of our support infrastructure throughout the international segment, including the United Kingdom, to support the accelerated development of both Company-owned and franchised Papa John’s branded restaurants in our international markets. In addition, the Company incurred a $470,000 charge in the second quarter related to costs associated with management reorganization with one of our operating units. The increase in year-over-year operating losses in the international segment is expected to continue through the remainder of 2006.

•                  All Others Segment. The operating income for the “All others” reporting segment increased approximately $332,000 for the three months ended June 25, 2006 compared to the corresponding period in 2005, and increased approximately $1.0 million for the six months ended June 25, 2006 as compared to the corresponding 2005 period, primarily due to improved operating results from our insurance business and our partnership development activities.

•                  Unallocated Corporate Segment.  The unallocated corporate expenses increased $2.0 million and $3.2 million for the three and six months ended June 25, 2006, respectively, as compared to the corresponding 2005 periods. Increased marketing efforts, including our multi-year marketing agreement with Six Flags, Inc., resulted in additional costs of approximately $1.0 million and $1.7 million for the three and six months ended June 25, 2006, as compared to the corresponding 2005 periods. In addition, we incurred additional equity compensation and executive performance unit incentive plan expense in 2006 as follows.

Stock options were awarded to the majority of management in April 2006 and March 2005 with a two-year cliff vesting provision. The company also granted approximately 28,000 shares of performance-based restricted stock to employees with a performance period of three years. There were no such stock options or restricted stock awarded in 2004 that vested in 2005 or subsequent years. Stock compensation expense recognized for the three- and six-month periods ending June 25, 2006 was $1.2 million and $1.9 million, respectively, as compared to $700,000 and $900,000 for the corresponding 2005 periods.

Additionally, performance units were awarded in 2005 and 2006 with each award having a three-year performance period (none awarded prior to 2005). Therefore, the three and six months ended June 25, 2006 operating results include the allocable portion of the estimated cost of the performance unit program for units issued in both 2005 and 2006, while the operating results for comparable periods in 2005 included only the allocable portion of the estimated cost of the units issued in 2005.

Further, the ultimate cost associated with the performance units is based on the company’s ending stock price and total shareholder return relative to a peer group over the three-year performance period ending in December 2007 for the 2005 program and December 2008 for the 2006 program, with the awards paid in cash at the end of the respective performance periods. The estimated ultimate cost associated with the 2005 program increased significantly throughout 2005 as a result of our stock price performance during the year. Therefore, the allocable portion of the estimated cost of the 2005 units recorded in the three and six months ended June 25, 2006 was substantially larger than that recorded in the three and six months ended June 26, 2005. The total expense related to the 2005 and 2006 performance unit programs was $600,000 and $1.4 million for the three and six months ended June 25, 2006 as compared to $180,000 and $330,000 in the comparable period of 2005.

The decline in net interest expense for the three-and six-month periods ended June 25, 2006, as compared to the corresponding 2005 periods, is principally due to a decrease in our average outstanding debt balance.

Diluted earnings per share from continuing operations were $0.46 (including a $0.12 per share gain from the consolidation of BIBP) in the second quarter of 2006, compared to $0.31 (the consolidation of BIBP did not impact EPS) in the comparable period in 2005. For the six months ended June 25, 2006, diluted earnings per share from continuing operations were $0.92 per share (including a $0.22 per share gain from the consolidation of BIBP), compared to $0.59 per share (including a per share charge of $0.03 per share from the consolidation of BIBP) for the comparable period in 2005. In December 1999, we began a repurchase program for our common stock. Through June 25, 2006, an aggregate of $547.6 million of shares have been repurchased (representing 36.3 million shares, at an average price of $15.07 per share). The share repurchase activity increased earnings per share from continuing operations by approximately $0.02 for the second quarter of 2006 and $0.04 on a year-to-date basis.

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $105.4 million for the three months ended June 25, 2006, compared to $110.6 million for the same period in 2005, and for the six months ended June 25, 2006, sales were $212.2 million compared to $221.3 million for the same period in 2005. The decrease for both periods is primarily due to a decrease in equivalent Company-owned units from the sale of 84 restaurants at the beginning of the fourth quarter of 2005 (equivalent units decreased approximately 11% for both the three and six months ended June 25, 2006), partially offset by a 4.6% and 5.3% increase in comparable sales for the three and six months ended June 25, 2006, respectively.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans that qualify as VIEs. Revenues from these restaurants totaled $2.7 million and $5.1 million for the three and six months ended June 25, 2006 as compared to $2.3 million and $7.5 million for the corresponding months in 2005. Beginning in the second quarter of 2005, one of the franchise entities with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party. Accordingly, beginning in the second quarter of 2005, we were no longer required to consolidate the operating results of these 19 restaurants.

Domestic franchise sales for the three and six months ended June 25, 2006 increased 11.1% to $378.1 million and 9.9% to $757.2 million from $340.5 million and $689.1 million for the same periods in 2005, primarily resulting from a 4.7% and 4.2% increase in comparable sales for the specified periods, respectively, and a 5.0% and 4.9% increase in equivalent franchise units for the same periods, respectively, primarily from the acquisition by a new franchisee of 84 company-owned restaurants at the beginning of the fourth quarter of 2005. Domestic franchise royalties were $14.0 million and $28.2 million for the three and six months ended June 25, 2006, an 8.2% and 7.3% increase from $12.9 million and $26.3 million for the comparable periods in 2005, primarily due to the increase in franchised sales, partially offset by an increase in waivers granted to certain franchisees.

Average weekly sales for comparable units include restaurants that were open throughout the periods presented below. Average weekly sales for other units include restaurants that were not open throughout the periods presented below and include non-traditional sites such as Six Flags theme parks. The comparable sales base and average weekly sales for 2006 and 2005 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	June 25, 2006		June 26, 2005
	Company	Franchise	Company	Franchise
Total domestic units (end of period)	510	2,125	570	2,012
Equivalent units	504	2,091	567	1,991
Comparable sales base units	492	1,971	557	1,866
Comparable sales base percentage	97.6%	94.3%	98.2%	93.7%
Average weekly sales — comparable units	$16,206	$13,938	$15,084	$13,371
Average weekly sales — other units	$11,134	$13,509	$10,043	$9,945
Average weekly sales — all units	$16,083	$13,913	$14,993	$13,157

	Six Months Ended
	June 25, 2006		June 26, 2005
	Company	Franchise	Company	Franchise
Total domestic units (end of period)	510	2,125	570	2,012
Equivalent units	502	2,082	566	1,984
Comparable sales base units	491	1,967	556	1,865
Comparable sales base percentage	97.8%	94.5%	98.2%	94.0%
Average weekly sales — comparable units	$16,362	$14,078	$15,119	$13,571
Average weekly sales — other units	$11,023	$12,448	$10,332	$10,053
Average weekly sales — all units	$16,241	$13,987	$15,034	$13,359

Domestic franchise and development fees were $593,000 for the three months ended June 25, 2006, including approximately $257,000 recognized upon development cancellation or franchise renewal and transfer, compared to $807,000 for the same period in 2005 and decreased to $1.2 million for the six months ended June

25, 2006, including approximately $375,000 recognized upon development cancellation or franchise renewal and transfer, from $1.5 million for the same period in 2005. There were 36 and 56 domestic franchise openings, during the three and six months ended June 25, 2006, respectively, compared to 29 and 52 openings, respectively, during the same periods in 2005. However, the domestic openings in the second quarter of 2006 include 17 Six Flags parks, which did not generate an opening fee in accordance with our multi-year marketing and partnership agreement.

Domestic commissary sales increased 5.7% to $101.0 million for the three months ended June 25, 2006, from $95.5 million in the comparable period in 2005 and increased 3.7% to $203.7 million for the six months ended June 25, 2006, from $196.4 million for the comparable year in 2005. The increase in commissary revenue is primarily due to an increase in the number of domestic franchise restaurants. Other sales of $12.2 million were substantially flat for the three months ended June 25, 2006, as compared to the three months ended June 25, 2005, as a decrease in revenues associated with our insurance-related services was offset by an increase in our print operations and partnership development activities. Other sales decreased to $23.1 million for the six months ended June 25, 2006 from $25.5 million for the comparable period in 2005, primarily as a result of a decrease in revenues associated with insurance-related services provided to franchisees.

International revenues, which exclude the Perfect Pizza discontinued operations sold in March 2006 for all periods presented, consist primarily of the PJUK continuing operations, denominated in British Pounds Sterling and converted to U.S. dollars (approximately 75% of international revenues for the three- and six-month periods in 2006). International revenues were $5.8 million for the three months ended June 25, 2006, compared to $4.6 million for the comparable period in 2005, reflecting an increase in revenues from company-owned units in the United Kingdom, unit openings and higher royalty revenue from additional units as compared to the corresponding period in 2005. International Revenues were $10.5 million for the six months ended June 25, 2006, compared to $8.9 million for the same period in 2005, primarily due to revenues from increased unit openings and the opening of additional company-owned units in the United Kingdom.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 23.3% and 23.5% for the three and six months ended June 25, 2006, respectively, compared to 20.1% and 19.6% for the same periods in 2005, consisting of the following differences:

•                  Cost of sales were 2.7% and 3.0% lower as a percentage of sales for the three- and six-month periods in 2006 compared to the same periods in 2005. The impact is partially due to consolidating BIBP, which decreased cost of sales 1.3% and 1.2% for the three- and six-month periods in 2006. The impact of consolidating BIBP on company-owned restaurant cost of sales for the corresponding 2005 periods was insignificant. The remaining improvement is primarily due to increases in restaurant pricing.

•                  Salaries and benefits were 1.3% lower as a percentage of sales in 2006, for both the three and six month periods ending in June 2006, as compared to corresponding 2005 periods, due to staffing efficiencies and the benefit of pricing increases.

•                  Advertising and related costs, as a percentage of sales were 0.3% and 0.1% higher in 2006 as compared to the corresponding periods in 2005.

•                  Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.5% and 0.3% higher in 2006, as increases in utilities and mileage reimbursement to our team members, were in excess of the benefit obtained from the leverage of increased sales.

Domestic commissary and other margin was 10.8% and 10.4% for the three and six months ended June 25, 2006, respectively, compared to 9.1% and 9.0% for the same period in 2005. Cost of sales was 72.3% of revenues for the three months ended June 25, 2006, compared to 73.0% for the same period in 2005, and 73.0% for the six months ended June 25, 2006, compared to 72.5% for the same period in 2005. Salaries and benefits were 6.9% and 6.8% for the three and six-month periods ended June 25, 2006, compared to 6.6% for both comparable periods in 2005. Other operating expenses decreased to 10.0% and 9.9% of sales for the three and six months ended June 25, 2006, compared to 11.4% and 11.9% for the same periods in 2005, primarily as a result of a decrease in claims loss reserves related to the franchise insurance program recorded during 2006 as compared to 2005.

The income from the franchise cheese-purchasing program, net of minority interest, was $5.2 million for the three months ended June 25, 2006 compared to $167,000 for the comparable period in 2005. For the six months ended June 25, 2006, the Company recorded income of $9.8 million compared to a loss of $842,000 for the comparable period of 2005. These results represent the portion of BIBP’s operating income or loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income from continuing operations was income of $6.3 million and $11.7 million for the three and six month periods ended June 25, 2006, and losses of $185,000 and $1.8 million for the comparable periods in 2005.

General and administrative expenses were $26.4 million or 10.9% of revenues, for the three months ended June 25, 2006 compared to $21.9 million or 9.2% of revenues in the same period in 2005, and $50.6 million, or 10.5% of revenues, for the six months ended June 25, 2006, compared to $43.2 million, or 8.9% of revenues, for the same period in 2005. The increases for the three- and six-month periods in 2006 are primarily attributable to the previously mentioned increases in our marketing costs, equity compensation and performance unit expenses. The remaining increase in general and administrative expenses is due to the previously mentioned continued development of our support infrastructure for our International operations and an increase in costs related to the field organization restructuring in late 2005 associated with our domestic franchise operations.

Minority interests and other general expenses were $1.3 million and $3.0 million for the three and six months ended June 25, 2006, compared to $1.3 million and $3.2 million for the comparable periods in 2005. The three and six months ended June 25, 2006 amounts include: $45,000 and $145,000 of pre-opening costs, $320,000 and $720,000 provision for uncollectible accounts and notes receivable, $405,000 and $1.2 million associated with disposition and valuation related costs of other assets and $380,000 and $870,000 of minority interest earnings associated with our joint venture restaurant operations. The three and six months ended June 26, 2005 amounts include: $450,000 and $730,000 provision for uncollectible accounts and notes receivable, $470,000 and $890,000 associated with disposition and valuation related costs of other assets and $230,000 and $300,000 of minority interest earnings associated with our joint venture restaurant operations. The six months ended June 26, 2005 results include $925,000 of costs incurred with the previously mentioned closing of the Jackson, Mississippi commissary,

Depreciation and amortization was $6.6 million (2.7% of revenues) for the three months ended June 25, 2006 compared to $7.3 million (3.0% of revenues) for the comparable period in 2005 and $13.2 million (2.7% of revenues) for the six months ended June 25, 2006, compared to $14.7 million (3.0% of revenues) for the same period in 2005. The primary reasons for the decline in depreciation and amortization in 2006, as compared to corresponding 2005 periods, are due to the sale of the 84 company-owned restaurants at the beginning of the fourth quarter of 2005 and certain assets becoming fully depreciated in late 2005.

Net interest. Net interest expense was $267,000 in the second quarter of 2006, compared to $944,000 in 2005, and $692,000 for the six months ended June 25, 2006, compared to $2.1 million for the comparable period in 2005. The interest expense includes approximately $162,000 and $407,000 for the three months ended June 25, 2006 and June 26, 2005, respectively, related to BIBP’s debt with a third-party bank. The decline in 2006 net interest expense reflects the decline in our average outstanding debt balance.

Income Tax Expense. The effective income tax rate was 37.0% for the three and six months ended June 25, 2006 and June 26, 2005.

Liquidity and Capital Resources

Our debt is comprised of the following:

	June 25,	December 25,
	2006	2005
Revolving line of credit	$35,500	$49,000
Debt associated with VIEs *	9,900	6,100
Other	14	16
Total debt	45,414	55,116
Less: current portion of debt	(9,900)	(6,100)
Long-term debt	$35,514	$49,016

*                    The VIEs’ third-party creditors do not have any recourse to Papa John’s.

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

Cash flow from operating activities from continuing operations was $37.2 million in the first six months of 2006 compared to $36.5 million for the same period in 2005. The consolidation of BIBP increased cash flow from operations by approximately $11.7 million in 2006 and reduced cash flow from operations by approximately $1.8 million in 2005 (as reflected in the income from continuing operations and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of the consolidation of BIBP, cash flow from continuing operations for the first six months of 2006 decreased $12.8 million, as compared to the corresponding 2005 period, primarily due to unfavorable working capital changes with accounts receivable and income taxes.  The 2005 operating cash flows were favorably impacted by the collection of unusually high accounts receivable balances at the end of 2004.  In addition, the decrease in cash flow from continuing operations, excluding the impact of the consolidation of BIBP, occurred due to the classification of $4.5 million of excess tax benefits related to the exercise of non-qualified stock options from operating activities to financing activities as required by Statement of Financial Accounting Standards (SFAS) No. 123(R), Shared-Based Payment.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in December 1999. During the six months ended June 25, 2006, common stock repurchases of $51.7 million, net debt repayments of $9.7 million and capital expenditures of $14.1 million were funded primarily by cash flow from operations, proceeds from stock option exercises, net loan repayments from franchisees and affiliates, proceeds from the divestiture of restaurants and from available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to $575.0 million of our common stock through December 31, 2006. At June 25, 2006, a total of 36.3 million shares have been repurchased for $547.6 million at an average price of $15.07 per share since the repurchase program started in 1999. Subsequent to June 25, 2006 (through July 23, 2006), we acquired an additional 216,000 shares at an aggregate cost of $6.9 million. As of July 23, 2006, approximately $20.5 million remains available for repurchase of common stock under this authorization.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock for the remainder of 2006 from operating cash flows and the $114.6 million remaining availability under our line of credit, reduced for certain outstanding letters of credit. Our debt was $45.4 million (including $9.9 million associated with BIBP) at June 25, 2006, compared to $55.1 million (including $6.1 million associated with BIBP) at December 25, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at June 25, 2006 was principally comprised of a $35.5 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels.

We have an interest rate swap agreement that provides for a fixed rate of 4.98%, as compared to LIBOR, on the following amount of floating rate debt:

March 15, 2006 to January 16, 2007	$50 million
January 16, 2007 to January 15, 2009	$60 million
January 15, 2009 to January 15, 2011	$50 million

The effective interest rate on the line of credit, including the impact of the interest rate swap agreement, was 5.48% as of June 25, 2006. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of June 25, 2006, as mitigated by the interest rate swap based on present interest rates, would have no impact on interest expense since the debt balance is less than the $50.0 million notional amount. The annual impact of a 100 basis point increase in interest rates on the debt associated with BIBP would be $99,000.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on the first six months of 2006 as well as the first six months of 2005 operating results and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the second quarter of 2007 (based on the July 27, 2006 Chicago Mercantile Exchange (CME) milk futures market prices) and the actual prices in 2005:

	2007				2006				2005
	BIBP		Actual		BIBP		Actual		BIBP	Actual
	Block Price		Block Price		Block Price		Block Price		Block Price	Block Price
Quarter 1	$1.333	*	$1.393	*	$1.548		$1.268		$1.520	$1.539
Quarter 2	1.348	*	1.412	*	1.482		1.182		1.550	1.515
Quarter 3	N/A		N/A		1.525		1.282	*	1.677	1.485
Quarter 4	N/A		N/A		1.438	*	1.407	*	1.625	1.442
Full Year	N/A		N/A		$1.498	*	$1.285	*	$1.593	$1.495

*                    amounts are estimates based on futures prices

N/A - not available

The following table presents the 2005 impact by quarter on our pre-tax income due to consolidating BIBP:

Actual
2005
Quarter 1	$(1,595)
Quarter 2	(185)
Quarter 3	3,044
Quarter 4	3,208
Full Year	$4,472

Additionally, based on the CME milk futures market prices as of July 27, 2006, and the actual third quarter and projected fourth quarter 2006 and first and second quarters 2007 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase (decrease) our pre-tax income as follows (in thousands):

Quarter 1 — 2006	$5,389
Quarter 2 — 2006	6,303
Quarter 3 — 2006	5,667	*
Quarter 4 — 2006	849	*
Full Year — 2006	$18,208	*
Quarter 1 — 2007	$(1,691	)*
Quarter 2 — 2007	$(1,638	)*

*                    The projections above are based upon current futures market prices. Historically, actual results have been subject to large fluctuations and have differed significantly from previous projections using the futures market prices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $575.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2006. Through June 25, 2006, a total of 36.3 million shares with an aggregate cost of $547.6 million and an average price of $15.07 per share have been repurchased under this program. The following table summarizes our repurchases by fiscal period during the first six months of 2006 (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs
12/26/2005 - 01/22/2006	58	$30.11	34,758	$77,393
01/23/2006 - 02/19/2006	63	$32.39	34,821	$75,335
02/20/2006 - 03/26/2006	595	$30.77	35,416	$57,027
03/27/2006 - 04/23/2006	221	$32.26	35,637	$49,897
04/24/2006 - 05/21/2006	207	$33.29	35,844	$43,017
05/22/2006 - 06/25/2006	500	$31.18	36,344	$27,407

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 19, 2006 at our corporate offices in Louisville, Kentucky.

At the meeting, our stockholders elected three directors to serve until the 2008 annual meeting of stockholders. The vote counts were as follows:

	Affirmative	Withheld
Philip Guarascio	31,381,154	80,169
Olivia F. Kirtley	30,041,182	1,420,141
Jack A. Laughery	30,802,071	659,252

Our other directors continue to serve terms expiring at either the 2007 or 2008 annual meetings, in accordance with their previous election: 2007 — F. William Barnett, Norborne P. Cole, Jr. and William M. Street; 2008 — Wade S. Oney, John H. Schnatter and Nigel Travis.

At the meeting, our stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006, by a vote of 31,305,930 affirmative to 140,525 negative, with 14,868 abstention votes. The stockholders also approved an amendment to the Papa John’s International, Inc., 1999 Team Member Stock Ownership Plan by a vote of 19,746,917 affirmative to 8,439,001 negative, with 33,714 abstention votes.

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

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)
Date: August 1, 2006	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer