Form 10-Q
period 2006-09-24
PAPA JOHNS INTERNATIONAL INC
filed 2006-10-31
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2006

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

At October 25, 2006, there were outstanding 32,019,411 shares of the registrant’s common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	Sept. 24, 2006	Dec. 25, 2005
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$10,395	$22,098
Accounts receivable	21,131	21,300
Inventories	26,892	26,030
Prepaid expenses and other current assets	9,181	13,456
Deferred income taxes	8,146	7,085
Assets of discontinued operations held for sale	—	2,039
Total current assets	75,745	92,008

Investments	2,637	6,282
Net property and equipment	188,810	178,447
Notes receivable	12,679	7,667
Deferred income taxes	—	1,899
Goodwill	55,771	41,878
Other assets	14,302	13,772
Assets of discontinued operations held for sale	—	8,609
Total assets	$349,944	$350,562

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,554	$28,937
Income and other taxes	16,361	16,862
Accrued expenses	55,129	49,634
Current portion of debt	4,025	6,100
Total current liabilities	103,069	101,533

Unearned franchise and development fees	6,891	7,256
Long-term debt, net of current portion	49,512	49,016
Deferred income taxes	135	—
Other long-term liabilities	27,298	31,478

Stockholders’ equity:
Preferred stock	—	—
Common stock	340	331
Additional paid-in capital	181,255	160,999
Accumulated other comprehensive income (loss)	798	(290)
Retained earnings	44,615	239
Treasury stock	(63,969)	—
Total stockholders’ equity	163,039	161,279
Total liabilities and stockholders’ equity	$349,944	$350,562

Note:                   The balance sheet at December 25, 2005 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
Domestic revenues:
Company-owned restaurant sales	$107,793	$107,241	$319,957	$328,513
Variable interest entities restaurant sales	1,320	2,121	6,457	9,581
Franchise royalties	13,186	12,312	41,388	38,585
Franchise and development fees	792	688	1,973	2,198
Commissary sales	98,272	94,787	301,932	291,195
Other sales	12,529	11,512	35,601	36,963
International revenues:
Royalties and franchise and development fees	1,906	1,574	5,202	4,601
Restaurant and commissary sales	3,894	2,865	11,124	8,776
Total revenues	239,692	233,100	723,634	720,412
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	21,309	22,051	61,837	70,876
Salaries and benefits	32,291	32,494	95,044	100,838
Advertising and related costs	10,385	9,396	29,398	28,953
Occupancy costs	7,209	7,016	19,735	20,177
Other operating expenses	14,580	14,736	42,157	42,827
Total domestic Company-owned restaurant expenses	85,774	85,693	248,171	263,671
Variable interest entities restaurant expenses	1,112	1,781	5,443	8,324
Domestic commissary and other expenses:
Cost of sales	79,957	78,706	245,366	239,611
Salaries and benefits	7,991	7,195	23,307	21,738
Other operating expenses	11,549	11,583	33,971	37,987
Total domestic commissary and other expenses	99,497	97,484	302,644	299,336
(Income) from the franchise cheese purchasing program, net of minority interest	(4,337)	(2,649)	(14,102)	(1,807)
International operating expenses	3,936	2,860	11,242	8,402
General and administrative expenses	26,427	23,121	77,057	66,326
Minority interests and other general expenses	182	564	3,207	3,786
Depreciation and amortization	6,674	7,249	19,838	21,857
Total costs and expenses	219,265	216,103	653,500	669,895
Operating income from continuing operations	20,427	16,997	70,134	50,517
Net interest expense	(629)	(485)	(1,321)	(2,554)
Income from continuing operations before income taxes	19,798	16,512	68,813	47,963
Income tax expense	6,690	6,109	24,826	17,746
Income from continuing operations	13,108	10,403	43,987	30,217
Income from discontinued operations, net of tax	—	410	389	1,431
Net income	$13,108	$10,813	$44,376	$31,648

Basic earnings per common share:
Income from continuing operations	$0.41	$0.30	$1.35	$0.90
Income from discontinued operations, net of tax	—	0.01	0.01	0.04
Basic earnings per common share	$0.41	$0.31	$1.36	$0.94

Earnings per common share - assuming dilution:
Income from continuing operations	$0.40	$0.30	$1.32	$0.88
Income from discontinued operations, net of tax	—	0.01	0.01	0.04
Earnings per common share - assuming dilution	$0.40	$0.31	$1.33	$0.92
Basic weighted average shares outstanding	31,957	34,432	32,556	33,648
Weighted average shares outstanding - assuming dilution	32,583	35,044	33,296	34,232

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at December 26, 2004	33,460	$650	$242,331	$(555)	$317,142	$(420,345)	$139,223
Comprehensive income:
Net income	—	—	—	—	31,648	—	31,648
Change in valuation of interest rate swap agreement, net of tax of $553	—	—	—	852	—	—	852
Other, net	—	—	—	(142)	—	—	(142)
Comprehensive income							32,358
Issuance of common stock from treasury stock	55	—	—	—	—	1,000	1,000
Exercise of stock options	2,362	24	34,884	—	—	—	34,908
Tax benefit related to exercise of non-qualified stock options	—	—	4,309	—	—	—	4,309
Acquisition of treasury stock	(1,768)	—	—	—	—	(36,824)	(36,824)
Other	—	—	1,614	—	—	—	1,614
Balance at September 25, 2005	34,109	$674	$283,138	$155	$348,790	$(456,169)	$176,588

Balance at December 25, 2005	33,081	$331	$160,999	$(290)	$239	—	$161,279
Comprehensive income:
Net income	—	—	—	—	44,376	—	44,376
Change in valuation of interest rate swap agreements, net of tax of $148	—	—	—	253	—	—	253
Other, net	—	—	—	835	—	—	835
Comprehensive income							45,464
Exercise of stock options	893	9	13,125	—	—	—	13,134
Tax benefit related to exercise of non-qualified stock options	—	—	4,128	—	—	—	4,128
Acquisition of treasury stock	(2,025)	—	—	—	—	(63,969)	(63,969)
Other	—	—	3,003	—	—	—	3,003
Balance at September 24, 2006	31,949	$340	$181,255	$798	$44,615	$(63,969)	$163,039

At September 25, 2005, the accumulated other comprehensive gain of $155 was comprised of unrealized foreign currency translation gains of $309, offset by net unrealized loss on investments of $41 and net unrealized loss on the interest rate swap agreement of $113.

At September 24, 2006, the accumulated other comprehensive gain of $798 was comprised of unrealized foreign currency translation gains of $907 and a net unrealized gain on investments of $6, offset by a net unrealized loss on the interest rate swap agreement of $115.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 24, 2006	Sept. 25, 2005

Operating activities
Income from continuing operations	$43,987	$30,217
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	2,423	2,245
Depreciation and amortization	19,838	21,857
Deferred income taxes	803	(1,292)
Stock-based compensation expense	3,069	1,636
Excess tax benefit related to exercise of non-qualified stock options	(5,717)	—
Other	4,199	4,703
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,717)	(947)
Inventories	(862)	(213)
Prepaid expenses and other current assets	4,322	6,217
Other assets and liabilities	(5,087)	(2,393)
Accounts payable	(1,383)	(5,523)
Income and other taxes	(501)	1,125
Accrued expenses	4,257	4,506
Unearned franchise and development fees	(360)	(633)
Net cash provided by operating activities from continuing operations	66,271	61,505
Operating cash flows from discontinued operations	414	1,793
Net cash provided by operating activities	66,685	63,298
Investing activities
Purchase of property and equipment	(26,606)	(9,974)
Proceeds from sale of property and equipment	69	47
Purchase of investments	(2,014)	(6,597)
Proceeds from sale or maturity of investments	5,599	7,773
Loans to franchisees and affiliates	(5,008)	(3,085)
Loan repayments from franchisees and affiliates	6,848	6,414
Acquisitions	(18,858)	—
Proceeds from divestiture of discontinued operations	8,020	—
Net cash used in investing activities	(31,950)	(5,422)
Financing activities
Net proceeds (repayments) from line of credit facility	500	(42,500)
Net repayments from short-term debt — variable interest entities	(2,075)	(1,325)
Proceeds from issuance of common stock	—	1,000
Excess tax benefit related to exercise of non-qualified stock options	5,717	—
Proceeds from exercise of stock options	13,134	34,908
Acquisition of common stock	(63,969)	(36,824)
Other	177	(352)
Net cash used in financing activities	(46,516)	(45,093)
Effect of exchange rate changes on cash and cash equivalents	78	(124)
Change in cash and cash equivalents	(11,703)	12,659
Cash and cash equivalents at beginning of period	22,098	14,698

Cash and cash equivalents at end of period	$10,395	$27,357

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 24, 2006

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 24, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 25, 2005.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective income tax rate. The Company finalized certain income tax examination issues during the third quarter of 2006, which reduced the effective income tax rate to 33.8% and 36.1% for the three- and nine-month periods ended September 24, 2006, respectively.

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

3.              New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for the Company in fiscal 2007. We have not determined the impact, if any, of adopting FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement; not an entity-specific measurement. The effective date of SFAS No. 157 will be the first quarter of 2008. We have not determined the impact, if any, of adopting SFAS No. 157.

4.              Discontinued Operations

In March 2006, the Company sold its Perfect Pizza operations in the United Kingdom, consisting of the franchise rights and leases related to the 109 franchised Perfect Pizza restaurants, as well as the distribution operations, with annual revenues in 2005 approximating $13.6 million. The total proceeds from the sale were approximately $13.0 million, with $8.0 million received in cash at closing, and the balance to be received under the terms of an interest-bearing note to be retired by the purchaser over the next five years. There was no gain or loss recognized in connection with the sale of Perfect Pizza.

We have classified our Perfect Pizza operations as discontinued operations in the accompanying financial statements. The following summarizes the results of the discontinued operations for the three and nine months ended September 24, 2006 and September 25, 2005 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2006	2005	2006	2005

Net sales	$—	$3,235	$2,421	$10,431
Operating expenses	—	2,104	1,449	6,670
G&A expenses	—	408	330	1,261
Other expenses	—	72	25	228
Income before income taxes	—	651	617	2,272
Income tax expense	—	241	228	841
Net income from discontinued operations	$—	$410	$389	$1,431

Basic earnings per common share	$—	$0.01	$0.01	$0.04

Earnings per common share—assuming dilution	$—	$0.01	$0.01	$0.04

5.              Acquisitions

Effective July 24, 2006, we completed the acquisition of 43 franchised Papa John’s restaurants located in the Phoenix and Flagstaff, Arizona markets. The purchase price was $17.7 million, which was paid in cash and is subject to post-closing adjustments, of which approximately $14.2 million was recorded as goodwill.

Effective September 25, 2006 (the beginning of our fourth quarter), we completed the acquisition of 11 franchised Papa John’s restaurants located in the Raleigh, North Carolina market. The purchase price was approximately $8.8 million, which was paid in cash. The allocation of purchase price, including the amount assigned to goodwill, will be completed during the fourth quarter of 2006.

The business combinations in the previous paragraphs were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial results. The acquisitions are not expected to significantly impact operating income for the remainder of 2006 as transition costs are expected to substantially offset incremental unit level income.

6.              Accounting for Variable Interest Entities

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

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special-purpose entity formed at the direction of our Franchise Advisory Council in 1999 for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $34.0 million and $105.9 million of cheese from BIBP for the three and nine months ended September 24, 2006, respectively, and $37.1 million and $111.5 million of cheese for the comparable periods in 2005, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE, and we began consolidating the balance sheet of BIBP as of December 28, 2003. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized pre-tax income of $5.3 million ($3.0 million net of tax, or $0.09 per share) and $17.0 million ($10.4 million net of tax, or $0.31 per share) for the three and nine months ended September 24, 2006, respectively, and pre-tax income of $3.0 million ($1.9 million net of tax, or $0.11 per share) and $1.3 million ($797,000 net of tax, or $0.05 per share) for the comparable periods in 2005, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has an $18.0 million line of credit with a commercial bank, which is not guaranteed by Papa John’s. Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of September 24, 2006, BIBP had outstanding borrowings of $4.0 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility.

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s is deemed the primary beneficiary of two franchise entities as of September 24, 2006 and three franchise entities as of December 25, 2005, even though we had no ownership in them. During the third quarter, one of the franchisees, with seven restaurants and approximate annual revenues of $4.0 million, sold its restaurants to a third party. The loan from Papa John’s was partially repaid and the remainder was written off in connection with the sale. The portion of the loan written off in connection with the third quarter sale was fully reserved as of the end of the second quarter. Accordingly, the financial statements exclude the operating results of this entity for the third quarter of 2006 as well as the financial position of this entity as of September 24, 2006.

The two remaining entities operate a total of seven restaurants with annual revenues approximating $5.0 million. Our net loan balance receivable from these entities is $555,000 at September 24, 2006, with no further funding commitments. The consolidation of these franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of September 24, 2006 and December 25, 2005:

	September 24, 2006			December 25, 2005
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$1,799	$78	$1,877	$—	$174	$174
Accounts receivable	—	9	9	—	30	30
Accounts receivable—Papa John’s	4,569	—	4,569	5,484	—	5,484
Other assets	858	36	894	1,315	435	1,750
Net property and equipment	—	472	472	—	1,195	1,195
Goodwill	—	460	460	—	460	460
Deferred income taxes	1,063	—	1,063	7,153	—	7,153
Total assets	$8,289	$1,055	$9,344	$13,952	$2,294	$16,246

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued
expenses	$5,744	$153	$5,897	$6,693	$440	$7,133
Income and other taxes	66	—	66	—	—	—
Short-term debt—third party	4,025	—	4,025	6,100	—	6,100
Short-term debt—Papa John’s	—	555	555	13,053	1,532	14,585
Total liabilities	9,835	708	10,543	25,846	1,972	27,818
Stockholders’ equity (deficit)	(1,546)	347	(1,199)	(11,894)	322	(11,572)
Total liabilities and stockholders’ equity (deficit)	$8,289	$1,055	$9,344	$13,952	$2,294	$16,246

7.              Debt

Our debt is comprised of the following (in thousands):

	Sept. 24,	Dec. 25,
	2006	2005

Revolving line of credit	$49,500	$49,000
Debt associated with VIEs *	4,025	6,100
Other	12	16
Total debt	53,537	55,116
Less: current portion of debt	(4,025)	(6,100)
Long-term debt	$49,512	$49,016

*                    The VIEs’ third-party creditors do not have any recourse to Papa John’s.

8.   Calculation of Earnings Per Share

The calculations of basic earnings per common share from continuing operations and earnings per common share — assuming dilution from continuing operations are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
Basic earnings per common share:
Income from continuing operations	$13,108	$10,403	$43,987	$30,217
Weighted average shares outstanding	31,957	34,432	32,556	33,648
Basic earnings per common share	$0.41	$0.30	$1.35	$0.90

Earnings per common share—assuming dilution:
Income from continuing operations	$13,108	$10,403	$43,987	$30,217

Weighted average shares outstanding	31,957	34,432	32,556	33,648
Dilutive effect of outstanding common stock options	626	612	740	584
Diluted weighted average shares outstanding	32,583	35,044	33,296	34,232
Earnings per common share—assuming dilution	$0.40	$0.30	$1.32	$0.88

9.   Stock-Based Compensation

We award stock options from time to time under the Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan (the “1999 Plan”) and the Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors (the “Directors Plan”) and other such agreements as may arise. Shares of common stock authorized for issuance under the 1999 Plan are approximately 6.3 million, which includes shares transferred in from the Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan (the “1993 Plan”), which terminated on April 15, 2003, and 700,000 shares under the Directors Plan. Options granted prior to 2003 generally expire ten years from the date of grant and vest over one to five-year periods, except for certain options awarded under a previous, multi-year operations compensation program that vested immediately upon grant. The options granted in 2003 and 2004 under the 1999 Plan and the Directors Plan generally expire 30 months from the date of grant and vest over a 12-month period. Options granted in 2005 and 2006 generally expire five years from the date of grant and vest over a 24-month period. Options to purchase 608,000 shares were granted during the first nine months of 2006.

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

We recorded stock-based employee compensation expense, net of tax effects, of $748,000 and $1.9 million for the three and nine months ended September 24, 2006, respectively, and $456,000 and $1.0 million for the comparable periods in 2005, respectively. At September 24, 2006, there was $5.5 million of unrecognized compensation cost related to nonvested option awards, of which the Company expects to recognize $1.4 million during the remainder of 2006, $3.2 million in 2007 and $850,000 in 2008.

During the nine months ended September 24, 2006 and September 25, 2005, options for a total of 893,000 and 2.4 million shares were exercised, respectively. The total intrinsic value of the options exercised during the nine months ended September 24, 2006 and September 25, 2005 was $16.2 million and $13.1 million, respectively. Cash received upon the exercise of stock options was $13.1 million and $34.9 million during the nine months ended September 24, 2006 and September 25, 2005 and the related tax benefits realized were $6.0 million and $4.8 million during the corresponding periods.

The weighted average fair values per option at the date of grant for options granted in the first nine months of 2006 and 2005 were $8.95 and $4.44, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005
Risk-free interest rate	4.9%	3.9%
Expected dividend yield	0.0%	0.0%
Expected volatility	0.27	0.30
Expected term (in years)	3.5	3.0

The estimated volatility is based on the historical volatility of our stock and other factors. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of an option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information pertaining to option activity for the nine months ended September 24, 2006 is as follows (number of options and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding-beginning of year	3,185	$16.09
Granted	608	32.69
Exercised	893	14.70
Cancelled	99	21.71
Outstanding at September 24, 2006	2,801	$19.96	3.29	$42,964	*

Exercisable at September 24, 2006	944	$15.07		$19,094	*

*                    The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $35.30 at September 24, 2006.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of September 24, 2006, and the number and weighted average exercise price of options exercisable as of September 24, 2006 follow (number of options in thousands):

	Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding options:	$11.13 – $14.99	363	$12.16	3.34
	15.00 – 17.99	1,479	16.80	2.86
	18.00 – 29.99	372	20.03	2.94
	30.00 – 34.45	587	32.69	4.59
Total		2,801	$19.96	3.29

Exercisable options:	$11.13 – $14.99	362	$12.15
	15.00 – 17.99	390	15.47
	18.00 – 34.45	192	19.75
Total		944	$15.07

Activity related to unexercisable options as of September 24, 2006 is summarized as follows (number of options in thousands):

		Weighted
	Number	Average
	of	Grant Date
	Options	Fair Value
Unexercisable-beginning of year	1,350	$17.71
Granted	608	32.69
Vested	2	15.17
Cancelled	99	21.71
Unexercisable at September 24, 2006	1,857	$22.45

During the first nine months of 2006, we granted options for 608,000 shares to employees and the non-employee members of our Board of Directors with a five-year life, a two-year vesting period and an estimated fair value of $8.95 per option share. In addition, during the second quarter of 2006, we granted approximately 28,000 shares of performance-based restricted stock to employees with a performance period of three years.

10.   Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
Net income	$13,108	$10,813	$44,376	$31,648
Change in valuation of swap agreement, net of tax	(939)	174	253	852
Other, net	332	(57)	835	(142)
Comprehensive income	$12,501	$10,930	$45,464	$32,358

11.                       Segment Information

We have defined five reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations and VIEs.

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales to the general public of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings, dessert pizza, and soft drinks. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom and Mexico and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. VIEs consist of entities in which we are the primary beneficiary, as defined in Note 6, and include BIBP and certain franchisees to which we have extended loans. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations and certain partnership development activities.

Generally, we evaluate operations performance and allocate resources based on profit or loss from operations before income taxes and eliminations. Certain administrative and capital costs are allocated to segments based upon predetermined rates or actual estimated resource usage. We account for intercompany sales and transfers as if the sales or transfers were to third parties and eliminate the related profit in consolidation.

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. No single external customer accounted for 10% or more of our consolidated revenues.

Our segment information is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
Revenues from external customers:
Domestic Company-owned restaurants	$107,793	$107,241	$319,957	$328,513
Domestic commissaries	98,272	94,787	301,932	291,195
Domestic franchising	13,978	13,000	43,361	40,783
International	5,800	4,439	16,326	13,377
Variable interest entities (1)	1,320	2,121	6,457	9,581
All others	12,529	11,512	35,601	36,963
Total revenues from external customers	$239,692	$233,100	$723,634	$720,412

Intersegment revenues:
Domestic commissaries	$27,073	$28,891	$82,338	$90,735
Domestic franchising	308	287	938	890
International	212	50	491	144
Variable interest entities (1)	33,989	37,072	105,876	111,521
All others	3,691	2,749	9,819	8,507
Total intersegment revenues	$65,273	$69,049	$199,462	$211,797

Income (loss) from continuing operations before income taxes:
Domestic Company-owned restaurants (2)	$5,562	$4,682	$23,012	$15,260
Domestic commissaries (3)	8,158	5,210	24,023	18,562
Domestic franchising	12,130	11,769	37,881	36,782
International (4)	(2,003)	(1,153)	(6,763)	(2,695)
Variable interest entities (1)	5,336	3,044	17,027	1,264
All others	1,079	1,009	3,796	2,682
Unallocated corporate expenses (5)	(10,354)	(8,012)	(29,172)	(23,594)
Elimination of intersegment profits	(110)	(37)	(991)	(298)
Total income from continuing operations before income taxes	$19,798	$16,512	$68,813	$47,963

Property and equipment:
Domestic Company-owned restaurants	$146,080
Domestic commissaries	72,958
International	4,866
Variable interest entities (6)	1,382
All others	20,836
Unallocated corporate assets	127,942
Accumulated depreciation and amortization	(185,254)
Net property and equipment	$188,810

(1)          The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities are attributable to BIBP.

(2)          The operating results for domestic Company-owned restaurants improved approximately $900,000 and $7.8 million for the three- and nine-month periods ended September 24, 2006 as compared to the same periods of the prior year. The improved operating results are primarily due to the fixed cost leverage associated with an increase in comparable sales for the quarter, and an improved margin from an increase in restaurant pricing.

(3)          The operating results for the domestic commissaries segment improved approximately $2.9 million and $5.5 million for the three- and nine-month periods ended September 24, 2006 as compared to the same periods in the prior year due to the improved margin on increased sales volumes.

(4)          The decrease in operating results for the international segment is principally due to increased costs related to the continued development of our support infrastructure throughout the international segment, including the United Kingdom, to support the accelerated development of both Company-owned and franchised Papa John’s branded restaurants in our international markets. In addition, the Company incurred a $470,000 charge in the second quarter related to costs associated with a management reorganization of one of our operating units.

(5)          The increase in 2006 unallocated corporate expenses from 2005 is primarily due to additional costs associated with our marketing efforts and an increase in equity compensation and executive performance unit incentive plan expense. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

At September 24, 2006, our United Kingdom subsidiary (PJUK) has goodwill of approximately $16.5 million. In addition to the sale of Perfect Pizza operations, we have restructured management and developed plans for PJUK to improve its future operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom and increase net PJUK franchise unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives are not successful, impairment charges could occur.

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

From October 2000 through September 2004, our captive insurance company provided a franchise insurance program. In October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this new arrangement eliminates our risk of loss for franchise insurance coverage written after September 2004. Our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from the inception of the captive insurance company in October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon periodic actuarial valuations.

Deferred Income Tax Assets and Tax Reserves

As of September 24, 2006, we had a net deferred income tax asset balance of $8.0 million, of which approximately $1.1 million relates to BIBP’s net operating loss carryforward. We have not provided a valuation allowance for the deferred income tax assets since we believe it is more likely than not that both the Company’s and BIBP’s future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our filed position. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact our ultimate payment for such exposures. The Company finalized certain income tax examination issues during the third quarter of 2006, which reduced the effective tax rate to 33.8% and 36.1% for the three- and nine-month periods ended September 24, 2006, respectively.

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

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by the FASB’s Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we began consolidating the financial results of BIBP in the fourth quarter of 2003. We recognized pre-tax income of approximately $5.3 million and $17.0 million for the three and nine months ended September 24, 2006, respectively, and pre-tax income of approximately $3.0 million and $1.3 million for the three and nine months ended September 25, 2005 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices, but no cumulative significant impact over time. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Restaurant Progression:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	510	570	502	568
Opened	5	2	11	4
Closed	—	(1)	(1)	(1)
Acquired	43	—	46	2
Sold	—	—	—	(2)
End of period	558	571	558	571
International Company-owned:
Beginning of period	6	1	2	1
Opened	—	—	1	—
Acquired	—	—	3	—
End of period	6	1	6	1
U.S. franchised:
Beginning of period	2,125	2,012	2,097	1,997
Opened	26	25	82	77
Closed	(22)	(20)	(47)	(57)
Acquired	—	—	—	2
Sold	(43)	—	(46)	(2)
End of period	2,086	2,017	2,086	2,017
International franchised:
Beginning of period	319	292	325	263
Opened	17	20	57	59
Converted	—	—	—	1
Closed	(8)	(7)	(51)	(18)
Sold	—	—	(3)	—
End of period	328	305	328	305
Total restaurants - end of period	2,978	2,894	2,978	2,894

Perfect Pizza Restaurant Progression:
Franchised:
Beginning of period	—	114	112	118
Opened	—	1	—	4
Converted	—	—	—	(1)
Closed	—	(2)	(3)	(8)
Sold	—	—	(109)	—
Total restaurants - end of period	—	113	—	113

Results of Operations

Variable Interest Entities

As required by FIN 46, our operating results include BIBP’s operating results. The consolidation of BIBP had a significant impact on our operating results for the first nine months of 2006 and the first nine months and full-year 2005, and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

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

The second component of the net impact from the consolidation of BIBP is reflected in the caption “(Income) from the franchise cheese-purchasing program, net of minority interest.” This line item represents BIBP’s income or loss from purchasing cheese at the spot market price and selling to franchised restaurants at a fixed quarterly price, net of any income or loss attributable to the minority interest BIBP shareholders. The amount of income or loss attributable to the BIBP shareholders depends on its cumulative shareholders’ equity balance and the change in such balance during the reporting period. The third component is reflected as investment income or interest expense depending upon whether BIBP is in a net investment or net borrowing position during the reporting period.

In addition, Papa John’s has extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. During the third quarter, one of the franchisees, with seven restaurants and approximate annual revenues of $4.0 million, sold its restaurants to a third party. The loan from Papa John’s was partially repaid and the remainder was written off in connection with the sale. The portion of the loan written off in connection with the third quarter sale was fully reserved as of the end of the second quarter. Accordingly, the financial statements exclude the operating results of this entity for the third quarter of 2006 as well as the financial position of this entity as of September 24, 2006.

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the three and nine months ended September 24, 2006 and September 25, 2005 (in thousands):

	Three Months Ended			Three Months Ended
	September 24, 2006			September 25, 2005
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$1,319	$1,319	$—	$2,121	$2,121
BIBP sales	33,989	—	33,989	37,072	—	37,072
Total revenues	33,989	1,319	35,308	37,072	2,121	39,193

Operating expenses	28,480	1,216	29,696	33,638	1,921	35,559
General and administrative expenses	22	53	75	19	146	165
Other general expense	—	36	36	—	34	34
Depreciation and amortization	—	14	14	—	21	21
Total costs and expenses	28,502	1,319	29,821	33,657	2,122	35,779
Operating income (loss)	5,487	—	5,487	3,415	(1)	3,414
Net interest income (expense)	(151)	—	(151)	(371)	1	(370)
Income before income taxes	$5,336	$—	$5,336	$3,044	$—	$3,044

	Nine Months Ended			Nine Months Ended
	September 24, 2006			September 25, 2005
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$6,457	$6,457	$—	$9,581	$9,581
BIBP sales	105,876	—	105,876	111,521	—	111,521
Total revenues	105,876	6,457	112,333	111,521	9,581	121,102

Operating expenses	88,046	5,923	93,969	109,183	8,993	118,176
General and administrative expenses	97	347	444	91	575	666
Other general expense (income)	—	53	53	—	(44)	(44)
Depreciation and amortization	—	134	134	—	56	56
Total costs and expenses	88,143	6,457	94,600	109,274	9,580	118,854
Operating income	17,733	—	17,733	2,247	1	2,248
Net interest expense	(706)	—	(706)	(983)	(1)	(984)
Income before income taxes	$17,027	$—	$17,027	$1,264	$—	$1,264

Discontinued Operations

In March 2006, the Company sold its Perfect Pizza operations in the United Kingdom, consisting of the franchise rights and leases related to the 109 franchised Perfect Pizza restaurants, as well as the distribution operations, with annual revenues in 2005 approximating $13.6 million. The total proceeds from the sale were approximately $13.0 million, with $8.0 million received in cash at closing, and the balance to be received under the terms of an interest-bearing note to be retired by the purchaser over the next five years. There was no gain or loss recognized in connection with the sale of Perfect Pizza.

We have classified our Perfect Pizza operations as discontinued operations in the accompanying financial statements. The following summarizes the results of the discontinued operations for the three and nine months ended September 24, 2006 and September 25, 2005 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2006	2005	2006	2005

Net sales	$—	$3,235	$2,421	$10,431
Operating expenses	—	2,104	1,449	6,670
G&A expenses	—	408	330	1,261
Other expenses	—	72	25	228
Income before income taxes	—	651	617	2,272
Income tax expense	—	241	228	841
Net income from discontinued operations	$—	$410	$389	$1,431

Basic earnings per common share	$—	$0.01	$0.01	$0.04

Earnings per common share - assuming dilution	$—	$0.01	$0.01	$0.04

Summary of Operating Results from Continuing Operations

Total revenues were $239.7 million for the third quarter of 2006, representing an increase of 2.8% from revenues of $233 million for the same period in 2005. For the nine-month period ended September 24, 2006, total revenues were $723.6 million, which were substantially flat with revenues for the same period in 2005.

The primary reasons for the $6.6 million increase in revenues for the third quarter of 2006, as compared to the same period in 2005, were a $3.5 million increase in commissary revenues reflecting increased volumes, and an increase in domestic franchise royalties of $874,000 as a result of the 4.5% increase in comparable sales and additional equivalent units for the quarter. In addition, international revenues increased $1.4 million as a result of additional sales from our Company-owned restaurants located in the United Kingdom and Mexico and an increase in royalties from additional franchised units. Revenues for domestic Company-owned restaurants were substantially consistent with the prior year quarter due to offsetting factors as discussed on a year-to-date basis below.

For the nine months ended September 24, 2006, commissary revenues and domestic franchise royalties increased $10.7 million and $2.8 million, respectively, as compared to the corresponding 2005 period. The revenue increases in the commissary operations and franchise royalties occurred for the same reasons mentioned above for the third quarter-only results. The increases were substantially offset by a decline of $8.6 million in Company-owned restaurant revenues, reflecting a decline in the number of equivalent units as a result of the sale of 84 company restaurants to a new franchisee at the beginning of the fourth quarter of 2005 (partially offset by the acquisition of 43 franchised restaurants during the current quarter). In addition, VIE restaurant revenues declined $3.1 million, reflecting the sale of restaurants by two franchisees during 2005 and 2006, eliminating the VIE classification under Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), and the related consolidation of the operating restaurants at that time.

Our income from continuing operations before income taxes was $19.8 million for the three months ended September 24, 2006 compared to income of $16.5 million for the corresponding period in 2005. For the nine months ended September 24, 2006, our income from continuing operations before income taxes was $68.8 million compared to $48.0 million for the corresponding period in 2005. Excluding the impact of the consolidation of BIBP for comparable periods, third quarter 2006 income from continuing operations before taxes was $14.5 million, an increase of $1.0 million over 2005 comparable results, and income from continuing operations before income taxes for the nine months ended September 24, 2006 was $51.8 million, an increase of $5.1 million over 2005 comparable results. The increase of $1.0 million and $5.1 million, respectively, for the three- and nine-month periods ended September 24, 2006 (excluding the consolidation of BIBP) was principally due to the following (analyzed on an operating segment basis):

•                  Domestic Company-owned Restaurant Segment.   Domestic Company-owned restaurants’ operating income increased $900,000 to $5.6 million for the three-month period ended September 24, 2006, from $4.7 million for the same period in 2005, and increased $7.8 million to $23.0 million for the nine-month period ended September 24, 2006, from $15.3 million for the comparable period in 2005. These increases are primarily due to fixed-cost leverage and related margin improvement, and for the nine-month period include the benefit associated with the implementation of a delivery charge in June 2005 by our domestic Company-owned restaurants associated with the noted increase in comparable sales for the period.

•                  Domestic Commissary Segment.   Domestic commissaries’ operating income increased approximately $2.9 million and $5.5 million for the three and nine months ended September 24, 2006, respectively, primarily due to the margin on increased sales volumes, including sales to the theme-park operator Six Flags, Inc. as part of our multi-year strategic marketing alliance and partnership agreement that was announced in March 2006.

•                  Domestic Franchising Segment.   Domestic franchising operating income increased approximately $360,000 to $12.1 million for the three months ended September 24, 2006, and increased $1.1 million to $37.9 million for the nine months ended September 24, 2006. These increases are primarily due to comparable sales increases of 4.5% and 4.3% for the three- and nine-month periods in 2006, and the royalties from the 84 restaurants that were purchased by a franchisee from corporate at the beginning of the fourth quarter of 2005. The increase in royalties during 2006 was partially offset by an increase in administrative costs related to the field organizational restructuring implemented in late 2005 to better drive the performance of our domestic franchise operations.

•                  International Segment.   The international segment, which excludes the Perfect Pizza operations that were sold in March 2006, reported operating losses of $2.0 million and $6.8 million for the three and nine months ended September 24, 2006, respectively, as compared to operating losses of $1.2 million and $2.7 million for the corresponding 2005 periods. The decrease in operating results is principally due to increased costs related to the continued development of our support infrastructure throughout the international segment, including the United Kingdom, to support the accelerated development of both Company-owned and franchised Papa John’s branded restaurants in our international markets. In addition, the Company incurred a $470,000 charge in the second quarter related to a management reorganization of one of our operating units.

•                  All Others Segment.   The operating income for the “All others” reporting segment was substantially flat for the three-month period ended September 24, 2006 as compared to the corresponding 2005 period. Operating income for this segment for the nine-month period ended September 24, 2006 increased $1.1 million primarily due to improved operating results from our insurance business and our partnership development activities.

•                  Unallocated Corporate Segment.   The unallocated corporate expenses increased $2.3 million and $5.6 million for the three and nine months ended September 24, 2006, respectively, as compared to the corresponding 2005 periods. Increased marketing efforts, primarily related to non-traditional restaurant initiatives, resulted in additional costs of approximately $1.4 million and $2.0 million, respectively, for the three- and nine-month periods ended September 24, 2006.

In addition, we incurred additional equity compensation and executive performance unit incentive plan expense in 2006 as follows.

Stock options were awarded to the majority of management in April 2006 and March 2005, each with a two-year cliff vesting provision. The company also granted approximately 28,000 shares of performance-based restricted stock to employees during the second quarter of 2006 with a performance period of three years. There were no such stock options or restricted stock awarded in 2004 that vested in 2005 or subsequent years. Stock compensation expense recognized for the three- and nine-month periods ended September 24, 2006 was $1.2 million and $3.1 million, respectively, as compared to $725,000 and $1.6 million for the corresponding 2005 periods. At September 24, 2006, there was $5.5 million of unrecognized compensation cost related to nonvested option awards, of which the Company expects to recognize $1.4 million during the remainder of 2006, $3.2 million in 2007 and $850,000 in 2008.

Additionally, performance units were awarded in 2005 and 2006 to certain members of management, with each award having a three-year performance period (none awarded prior to 2005). The ultimate cost associated with the performance units is based on the company’s ending stock price and total shareholder return relative to a peer group over the three-year performance period ending in December 2007 for the 2005 program and December 2008 for the 2006 program, with the awards paid in cash at the end of the respective performance periods. The total expense related to the 2005 and 2006 performance unit programs was $925,000 and $2.3 million for the three and nine months ended September 24, 2006 as compared to $675,000 and $1.0 million in the comparable period of 2005.

Net interest expense increased approximately $145,000 for the three-month period ended September 24, 2006, as compared to the corresponding 2005 period, principally due to an increased net average debt balance outstanding. For the nine months ended September 24, 2006, interest expense decreased $1.2 million principally due to a decrease in our average debt balance from the comparable prior year period.

The income tax rate was 33.8% and 36.1% for the three- and nine-month periods ended September 24, 2006, compared to 37.0% for the corresponding 2005 periods. The decrease in the effective tax rate in 2006 is primarily due to the finalization of certain income tax examination issues during the current quarter.

Diluted earnings per share from continuing operations were $0.40 (including a $0.09 per share gain from the consolidation of BIBP) in the third quarter of 2006, compared to $0.30 (including a $0.06 per share gain from the consolidation of BIBP) in the comparable period in 2005. For the nine months ended September 24, 2006, diluted earnings per share from continuing operations were $1.32 per share (including a $0.31 per share gain from the consolidation of BIBP), compared to $0.88 per share (including a per share gain of $0.02 per share from the consolidation of BIBP) for the comparable period in 2005. In December 1999, we began a repurchase program for our common stock. Through September 24, 2006, an aggregate of $559.8 million of shares have been repurchased (representing 36.7 million shares, at an average price of $15.24 per share). The share repurchase activity increased earnings per share from continuing operations by approximately $0.02 for the third quarter of 2006 and $0.06 on a year-to-date basis.

Review of Operating Results

Revenues.   Domestic Company-owned restaurant sales were $107.8 million for the three months ended September 24, 2006, compared to $107.2 million for the same period in 2005, and for the nine months ended September 24, 2006, sales were $320.0 million compared to $328.5 million for the same period in 2005. The decrease for the nine-month period ended September 24, 2006, as compared to the corresponding 2005 period, is due to a decrease in equivalent Company-owned units from the sale of 84 restaurants at the beginning of the fourth quarter of 2005 (equivalent units decreased approximately 5.2% and 9.2% for the three- and nine-month periods ended September 24, 2006, respectively), partially offset by a 4.3% and 5.0% increase in comparable sales for the three and nine months ended September 24, 2006, respectively.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans that qualify as VIEs. Revenues from these restaurants totaled $1.3 million and $6.5 million for the three and nine months ended September 24, 2006 as compared to $2.1 million and $9.6 million for the corresponding months in 2005. The decrease reflects the sale of restaurants by two franchisees during 2005 and 2006, eliminating the VIE classification under Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), and the related consolidation of the operating restaurants at that time.

Domestic franchise sales for the three and nine months ended September 24, 2006 increased 10.5% to $359.1 million from $324.9 million and increased 10.1% to $1.117 billion from $1.014 billion for the same periods in 2005, primarily resulting from a 4.5% and 4.3% increase in comparable sales for the specified periods, respectively, and a 3.5% and 4.5% increase in equivalent franchise units for the same periods, respectively, primarily from the acquisition by a new franchisee of 84 Company-owned restaurants at the beginning of the fourth quarter of 2005. Domestic franchise royalties were $13.2 million and $41.4 million for the three and nine months ended September 24, 2006, a 7.1% and 7.3% increase from $12.3 million and $38.6 million for the comparable periods in 2005, primarily due to the increase in franchised restaurant sales, partially offset by an increase in waivers granted to certain franchisees.

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

	Three Months Ended
	September 24, 2006		September 25, 2005
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	558	2,086	571	2,017
Equivalent units	538	2,069	568	1,999
Comparable sales base units	523	1,948	557	1,865
Comparable sales base percentage	97.2%	94.2%	98.1%	93.3%
Average weekly sales - comparable units	$15,523	$13,229	$14,589	$12,707
Average weekly sales - other units	$11,343	$15,278	$11,369	$9,669
Average weekly sales - all units	$15,402	$13,349	$14,528	$12,504

	Nine Months Ended
	September 24, 2006		September 25, 2005
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	558	2,086	571	2,017
Equivalent units	514	2,078	567	1,989
Comparable sales base units	502	1,960	556	1,865
Comparable sales base percentage	97.7%	94.3%	98.2%	93.8%
Average weekly sales - comparable units	$16,071	$13,797	$14,942	$13,283
Average weekly sales - other units	$11,153	$13,420	$10,694	$9,916
Average weekly sales - all units	$15,948	$13,775	$14,865	$13,072

Domestic franchise and development fees were $792,000 for the three months ended September 24, 2006, including approximately $331,000 recognized upon development cancellation or franchise renewal and transfer, compared to $688,000 for the same period in 2005 and decreased approximately $225,000 to $2.0 million for the nine months ended September 24, 2006, including approximately $700,000 recognized upon development cancellation or franchise renewal and transfer, from $2.2 million for the same period in 2005. There were 26 and 82 domestic franchise openings, during the three and nine months ended September 24, 2006, respectively, compared to 25 and 77 openings, respectively, during the same periods in 2005. The domestic openings in the second quarter of 2006 include non-traditional units in 17 Six Flags theme parks, which did not generate opening fees in accordance with our multi-year marketing and partnership agreement.

Domestic commissary sales increased 3.7% to $98.3 million for the three months ended September 24, 2006, from $94.8 million in the comparable period in 2005 and increased 3.7% to $301.9 million for the nine months ended September 24, 2006, from $291.2 million for the comparable year in 2005. The increase in commissary revenue is primarily due to an increase in the number of domestic franchise restaurants. Other sales for the three months ended September 24, 2006 increased $1.0 million to $12.5 million, as compared to the corresponding 2005 period, primarily as a result of an increase in our print operations. Other sales decreased to $35.6 million for the nine months ended September 24, 2006 from $37.0 million for the comparable period in 2005, primarily as a result of a decrease in revenues associated with insurance-related services provided to franchisees.

International revenues, which exclude the Perfect Pizza discontinued operations sold in March 2006 for all periods presented, consist primarily of the PJUK continuing operations, denominated in British Pounds Sterling and converted to U.S. dollars (approximately 72% of international revenues for the three- and nine-month periods in 2006). International revenues were $5.8 million and $16.3 million for the three and nine months ended September 24, 2006, respectively, compared to $4.4 million and $13.4 million for the comparable periods in 2005, reflecting an increase in revenues from additional Company-owned units in the United Kingdom and Mexico and higher royalty revenue from additional franchise units.

Costs and Expenses. The restaurant operating margin at domestic Company-owned units was 20.4% and 22.4% for the three and nine months ended September 24, 2006, respectively, compared to 20.1% and 19.7% for the same periods in 2005, consisting of the following differences:

•                  Cost of sales was 0.8% and 2.2% lower as a percentage of sales for the three- and nine-month periods in 2006 compared to the same periods in 2005. The impact is principally due to consolidating BIBP, which decreased cost of sales 1.1% and 1.2% for the three- and nine-month periods in 2006. The impact of consolidating BIBP on Company-owned restaurant cost of sales for the corresponding 2005 periods was 0.7% and 0.2%. The remaining improvement for the nine-month period ended September 24, 2006 is primarily due to increases in restaurant pricing.

•                  Salaries and benefits were 0.3% and 1.0% lower as a percentage of sales in 2006, for the three- and nine-month periods ended in 2006, as compared to corresponding 2005 periods, due to staffing efficiencies and the benefit of pricing increases.

•                  Advertising and related costs, as a percentage of sales were 0.8% and 0.4% higher in 2006 as compared to the corresponding periods in 2005.

•                  Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were substantially flat for both the three- and nine-month periods ended September 24, 2006, as increases in utilities and mileage reimbursement to our team members, were offset from the benefit obtained from the leverage of increased sales.

Domestic commissary and other margin was 10.2% and 10.3% for the three and nine months ended September 24, 2006, respectively, compared to 8.3% and 8.8% for the same period in 2005. Cost of sales was 72.2% of revenues for the three months ended September 24, 2006, compared to 74.0% for the same period in 2005, and 72.7% for the nine months ended September 24, 2006, compared to 73.0% for the same period in 2005. Salaries and benefits were 7.2% and 6.9% for the three- and nine-month periods ended September 24, 2006, compared to 6.8% and 6.6% for comparable periods in 2005. Other operating expenses decreased to 10.4% and 10.1% of sales for the three and nine months ended September 24, 2006, compared to 10.9% and 11.6% for the same periods in 2005, primarily as a result of a decrease in claims loss reserves related to the franchise insurance program recorded during 2006 as compared to 2005.

The income from the franchise cheese-purchasing program, net of minority interest, was $4.3 million for the three months ended September 24, 2006 compared to $2.6 million of income for the comparable period in 2005. For the nine months ended September 24, 2006, the Company recorded income of $14.1 million compared to income of $1.8 million for the comparable period of 2005. These results only represent the portion of BIBP’s operating income or loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income from continuing operations was income of $5.3 million and $17.0 million for the three- and nine-month periods ended September 24, 2006, and income of $3.0 million and $1.3 million for the comparable periods in 2005.

General and administrative expenses were $26.4 million or 11.0% of revenues, for the three months ended September 24, 2006 compared to $23.1 million or 9.9% of revenues in the same period in 2005, and $77.1 million, or 10.6% of revenues, for the nine months ended September 24, 2006, compared to $66.3 million, or 9.2% of revenues, for the same period in 2005. The increases for the three- and nine-month periods in 2006 are primarily attributable to the previously mentioned increases in our marketing costs, equity compensation and performance unit expenses. The remaining increase in general and administrative expenses is due to the previously mentioned continued development of our support infrastructure for our international operations and an increase in costs related to the field organization restructuring in late 2005 associated with our domestic franchise operations.

Minority interests and other general expenses were $182,000 and $3.2 million for the three and nine months ended September 24, 2006, compared to $564,000 and $3.8 million for the comparable periods in 2005. The three-month period ended September 24, 2006 includes $147,000 of pre-opening costs and $120,000 of minority interest earnings with our joint venture restaurant operations. The nine-month period ended September 24, 2006 amounts include: $292,000 of pre-opening costs, $1.0 million provision for uncollectible accounts and notes receivable, $750,000 associated with disposition and valuation related costs of other assets and $1.0 million of minority interest earnings associated with our joint venture restaurant operations. The three and nine months ended September 25, 2005 amounts include: $525,000 and $1.4 million provision for uncollectible accounts and notes receivable, $90,000 and $1.0 million associated with disposition and valuation related costs of other assets and $75,000 and $375,000 of minority interest earnings associated with our joint venture restaurant operations. The nine months ended September 25, 2005 results include $925,000 of costs incurred with the closing of the Jackson, Mississippi commissary.

Depreciation and amortization was $6.7 million (2.8% of revenues) for the three months ended September 24, 2006 compared to $7.3 million (3.1% of revenues) for the comparable period in 2005 and $19.8 million (2.7% of revenues) for the nine months ended September 24, 2006, compared to $21.9 million (3.0% of revenues) for the same period in 2005. The primary reasons for the decline in depreciation and amortization in 2006, as compared to corresponding 2005 periods, are due to the sale of the 84 Company-owned restaurants at the beginning of the fourth quarter of 2005 and certain assets becoming fully depreciated in late 2005.

Net interest.   Net interest expense was $629,000 in the third quarter of 2006, compared to $485,000 in 2005, and $1.3 million for the nine months ended September 24, 2006, compared to $2.6 million for the comparable period in 2005. The decline in net interest expense for the nine months ended September 24, 2006 reflects the decline in our average outstanding debt balance.

Income Tax Expense.   The income tax rate was 33.8% and 36.1% for the three- and nine-month periods ended September 24, 2006, compared to 37.0% for the corresponding 2005 periods. The decrease in the effective tax rate in 2006 is primarily due to the previously mentioned finalization of certain income tax examination issues in the current quarter.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	Sept. 24,	Dec. 25,
	2006	2005

Revolving line of credit	$49,500	$49,000
Debt associated with VIEs *	4,025	6,100
Other	12	16
Total debt	53,537	55,116
Less: current portion of debt	(4,025)	(6,100)
Long-term debt	$49,512	$49,016

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

Cash flow from operating activities from continuing operations was $66.3 million in the first nine months of 2006 compared to $61.5 million for the same period in 2005. The consolidation of BIBP increased cash flow from operations by approximately $17.0 million in 2006 and $1.3 million in 2005 (as reflected in the income from continuing operations and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of the consolidation of BIBP, cash flow from continuing operations for the first nine months of 2006 decreased $11.0 million, as compared to the corresponding 2005 period, primarily due to unfavorable working capital changes with accounts receivable and other liabilities. The 2005 operating cash flows were favorably impacted by the collection of unusually high accounts receivable balances at the end of 2004. In addition, the decrease in cash flow from continuing operations, excluding the impact of the consolidation of BIBP, occurred due to the classification of $5.7 million of excess tax benefits related to the exercise of non-qualified stock options from operating activities to financing activities as required by Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in December 1999. During the nine months ended September 24, 2006, common stock repurchases of $64.0 million, capital expenditures of $26.6 million and acquisitions of $18.9 million were funded primarily by cash flow from operations, proceeds from stock option exercises, net loan repayments from franchisees and affiliates, proceeds from the divestiture of restaurants and from available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to an aggregate $575.0 million of our common stock through December 31, 2006. At September 24, 2006, a total of 36.7 million shares have been repurchased for $559.8 million at an average price of $15.24 per share since the repurchase program started in 1999. There were no repurchases subsequent to September 24, 2006.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock for the remainder of 2006 from operating cash flows and the $100.2 million remaining availability under our line of credit, reduced for certain outstanding letters of credit.

Forward-Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to: the uncertainties associated with litigation; changes in pricing or other marketing or promotional strategies by competitors that may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; increases in or sustained high levels of food, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers if needed; health- or disease-related disruptions or consumer concerns about commodities supplies; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; local governmental agencies restricting the sale of certain food products; higher-than-anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; franchisee relations; federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime; and labor shortages in various markets resulting in higher required wage rates. The above factors might be especially harmful to the financial viability of franchisees or Company-owned operations in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Our international operations are subject to additional factors, including economic, political and health conditions in the countries in which the Company or its franchisees operate; currency regulations and fluctuations; differing business and social cultures and consumer preferences; diverse government regulations and structures; ability to source high-quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees. See “Part I. Item 1A. - Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 25, 2005 for additional factors.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our debt at September 24, 2006 was principally comprised of a $49.5 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels.

We have an interest rate swap agreement that provides for a fixed rate of 4.98%, as compared to LIBOR, on the following amount of floating rate debt:

March 15, 2006 to January 16, 2007	$50 million
January 16, 2007 to January 15, 2009	$60 million
January 15, 2009 to January 15, 2011	$50 million

The effective interest rate on the line of credit, including the impact of the interest rate swap agreement, was 5.48% as of September 24, 2006. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of September 24, 2006, as mitigated by the interest rate swap based on present interest rates, would have no impact on interest expense since the debt balance is less than the $50.0 million notional amount. The annual impact of a 100.0 basis point increase in interest rates on the debt associated with BIBP would be $40,000.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on our operating results.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. As previously discussed in Results of Operations and Critical Accounting Policies and Estimates, we have a purchasing arrangement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Under this arrangement, domestic Company-owned and franchised restaurants are able to purchase cheese at a fixed price per pound throughout a given quarter, based in part on historical average cheese prices. Cumulative gains and losses incurred by BIBP are used as a factor in determining adjustments to the selling price to restaurants over time. Accordingly, for any given quarter, the price paid by the domestic Company-owned and franchised restaurants may be less than or greater than the prevailing average market price.

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on the first nine months of 2006 as well as the first nine months of 2005 operating results and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the third quarter of 2007 (based on the October 26, 2006 Chicago Mercantile Exchange (CME) milk futures market prices) and the actual prices in 2005 and 2006 to date:

	2007				2006			2005
	BIBP		Actual		BIBP	Actual		BIBP	Actual
	Block Price		Block Price		Block Price	Block Price		Block Price	Block Price

Quarter 1	$1.333	*	$1.381	*	$1.548	$1.268		$1.520	$1.539
Quarter 2	1.348	*	1.404	*	1.482	1.182		1.550	1.515
Quarter 3	1.458	*	1.503	*	1.525	1.215		1.677	1.485
Quarter 4	N/A		N/A		1.447	1.370	*	1.625	1.442
Full Year	N/A		N/A		$1.501	$1.259	*	$1.593	$1.495

*                    amounts are estimates based on futures prices

N/A - not available

The following table presents the 2005 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2005
Quarter 1	$(1,595)
Quarter 2	(185)
Quarter 3	3,044
Quarter 4	3,208
Full Year	$4,472

Additionally, based on the CME milk futures market prices as of October 26, 2006, and the actual fourth quarter and projected first, second and third quarters 2007 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase (decrease) our pre-tax income as follows (in thousands):

Quarter 1 - 2006	$5,389
Quarter 2 - 2006	6,303
Quarter 3 - 2006	5,336
Quarter 4 - 2006	1,004	*
Full Year - 2006	$18,032	*

Quarter 1 - 2007	$(1,348	)*
Quarter 2 - 2007	$(1,421	)*
Quarter 3 - 2007	$(1,060	)*

*                    The projections above are based upon current futures market prices. Historically, actual results have been subject to large fluctuations and have often differed significantly from previous projections using the futures market prices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $575.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2006. Through September 24, 2006, a total of 36.7 million shares with an aggregate cost of $559.8 million and an average price of $15.24 per share have been repurchased under this program. The following table summarizes our repurchases by fiscal period during the first nine months of 2006 (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs
12/26/2005 - 01/22/2006	58	$30.11	34,758	$77,393
01/23/2006 - 02/19/2006	63	$32.39	34,821	$75,335
02/20/2006 - 03/26/2006	595	$30.77	35,416	$57,027
03/27/2006 - 04/23/2006	221	$32.26	35,637	$49,897
04/24/2006 - 05/21/2006	207	$33.29	35,844	$43,017
05/22/2006 - 06/25/2006	500	$31.18	36,344	$27,407
06/26/2006 - 07/23/2006	217	$31.82	36,561	$20,521
07/24/2006 - 08/20/2006	128	$32.25	36,689	$16,398
08/21/2006 - 09/24/2006	36	$33.61	36,725	$15,166

Our share repurchase authorization increased from $525.0 million to $575.0 million on April 19, 2006. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to December 26, 2005.

The Company issued an aggregate of 28,000 shares of its common stock to two directors in August 2006 upon the exercise of vested stock options with an exercise price of $14.965 per share (fair market value on grant date) and the payment of $419,020 in the aggregate. These shares are in addition to an aggregate of 124,834 shares of common stock (post-split) that the Company has issued since February 2005 to directors upon the exercise of vested stock options (with exercise prices at fair market value on the grant dates) and the payment of $1,691,345 in the aggregate. All of these shares were issued in reliance on the exemption from the registration requirements set forth in Section 4(2) of the Securities Act of 1933, as amended.

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

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: October 31, 2006	/s/ J. David Flanery
J. David Flanery
Senior Vice President and Chief Financial Officer