Form 10-K
period 2006-12-31
PAPA JOHNS INTERNATIONAL INC
filed 2007-02-28
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                              Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

(502) 261-7272

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(Title of Each Class) Common Stock, $.01 par value	(Name of each exchange on which registered) The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a wellknown seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act).	Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 25, 2006, was approximately $756,679,114.

As of February 20, 2007 there were 29,921,643 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2007.

PART I

Item 1.  Business

General

Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and restaurant-based delivery restaurants under the trademark “Papa John’s”. At December 31, 2006, the Company and its franchisees operated domestically in 49 states, the District of Columbia and Puerto Rico and in 26 countries. The first Company-owned Papa John’s restaurant opened in 1985 and the first franchised restaurant opened in 1986. We acquired Perfect Pizza Holdings Limited (referred to as “Perfect Pizza” and “Papa John’s UK”) in 1999 as part of our plan to develop restaurants internationally (see “Development”). In March 2006, the Company sold its Perfect Pizza operations, consisting of the franchised units and related distribution operations. At December 31, 2006, there were 3,015 Papa John’s restaurants in operation, consisting of 588 Company-owned and 2,427 franchised restaurants.

Papa John’s has defined five reportable segments: domestic restaurants, domestic commissaries (Quality Control Centers), domestic franchising, international operations and variable interest entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 22” of “Notes to Consolidated Financial Statements” for financial information about these segments for the years ended December 31, 2006, December 25, 2005 and December 26, 2004.

All of our periodic, and current reports, filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, are available, free of charge, through our web site located at www.papajohns.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Those documents are available through our website as soon as reasonably practicable after we electronically file them with the SEC. Printed copies of such documents are also available free of charge upon written request to Investor Relations, Papa John’s International, Inc., P.O. Box 99900, Louisville, KY 40269-0900.

Strategy

Our goal is to build the strongest brand loyalty of all pizzerias internationally. The key elements of our strategy include:

Menu.  Domestic Papa John’s restaurants offer a menu of high-quality pizza along with side items, including breadsticks, cheesesticks, chicken strips and wings, dessert pizza and canned or bottled soft drinks. Papa John’s traditional crust pizza is prepared using fresh dough (never frozen). Papa John’s pizzas are made from a proprietary blend of wheat flour, cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat (100% beef, pork and chicken with no fillers) and vegetable toppings. Domestically, all ingredients and toppings can be purchased from our Quality Control Center (“QC Center”) system, which delivers to individual restaurants twice weekly. Internationally, the menu may be broader than in our domestic operations to meet local tastes and customs.

We have offered a thin crust pizza since 1999. In 2005, we introduced Papa’s Perfect Pan Pizza, which features a square, thick buttery-tasting crust made with olive oil, and a zesty robusto pizza sauce with chunks of tomato and flavored with garlic, Italian herbs and spices. Both the thin and pan crusts are par-baked products produced by third-party vendors. Each traditional crust and pan pizza offers a container of our special garlic sauce and a pepperoncini pepper. Each thin crust pizza is served with a packet of special seasonings and a pepperoncini pepper. In international markets, the menu mix (toppings and side items) is adapted to local tastes.

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

Commitment to Team Member Training and Development. We are committed to the development and motivation of our team members through training programs, incentive compensation and opportunities for advancement. Team member training programs are conducted for corporate team members, and offered to our franchisees at training locations across the United States and internationally. We offer performance-based financial incentives to corporate and restaurant team members at various levels. Our management compensation program is designed to attract and retain highly motivated people.

Marketing. Our marketing strategy consists of both national and local components. Our domestic national strategy includes national advertising on television and via the internet. Seven national television campaigns aired in 2006. Our local restaurant-level marketing programs target consumers within the delivery area of each restaurant, extensively using print materials including targeted direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities within schools, sports venues and other organizations. Local marketing efforts are supplemented with radio and television advertising, produced both locally and on a national basis. Additionally, we have developed joint cross-marketing plans with certain third-party companies. For example, we entered into a five-year marketing and partnership agreement with Six Flags theme parks, which provides for cross-marketing activities. We will continue to explore additional cross-marketing opportunities with third-party companies. In the international markets, our marketing strategy consists of targeting customers who live or work within a small radius of a Papa John’s restaurant. Certain markets can effectively use television and radio as part of their marketing strategies. The majority of the marketing efforts include using print materials such as flyers, newspaper inserts and in-store marketing materials. Local marketing efforts such as sponsoring or participating in community events, sporting events and school programs are also used to build customer awareness.

Franchise System. We are committed to maintaining and developing a strong franchise system by attracting experienced operators, partnering with them to expand and grow their business and monitoring their compliance with our high standards. We seek to attract franchisees with experience in restaurant or retail operations and with the financial resources and management capability to open single or multiple locations. To ensure consistent food quality, each domestic franchisee is required to purchase dough and seasoned sauce from our QC Centers and to purchase all other supplies from our QC Centers or approved suppliers. QC Centers outside the U.S. or in remote areas may be operated by franchisees pursuant to license agreements or by other third parties. We devote significant resources to provide Papa John’s franchisees with assistance in restaurant operations, management training, team member training, marketing, site selection and restaurant design. We also provide significant assistance to licensed international QC Centers in sourcing high-quality suppliers located in-country or regional suppliers to the extent possible.

Unit Economics

In 2006, the 485 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average annual sales, based on a 53-week year, of $865,000, average cash flow (restaurant operating income plus depreciation) of $198,000 and average restaurant operating income of $175,000. Average cash flow and average restaurant operating income includes food costs as purchased directly from suppliers (i.e. excludes margin earned by our QC Centers). This average operating income represents 20.2% of average sales and the average cash flow represents 74.4% of the $266,000 average investment in property and equipment for these Company-owned restaurants.

The average cash investment for the 19 domestic Company-owned restaurants opened during the 2006 fiscal year, exclusive of land, was approximately $249,000. We expect the average cash investment for the 20 to 25 domestic Company-owned restaurants expected to open in 2007 to be approximately $250,000. Substantially all domestic restaurants do not offer dine-in areas, which reduces our restaurant capital investment.

Development

A total of 211 Papa John’s restaurants were opened during 2006, consisting of 20 Company-owned (19 domestic and one international) and 191 franchised restaurants (105 domestic and 86 international), while 122 Papa John’s restaurants closed during 2006, consisting of one domestic Company-owned and 121 franchised restaurants (65 domestic and 56 international, 34 of which were in Mexico in response to the termination of the master franchise agreement with the previous master franchisee).

During 2007, we plan to open approximately 35 to 40 Company-owned restaurants (20 to 25 domestically and 15 internationally) and expect franchisees to open approximately 240 to 260 restaurants (130 to 145 domestically and 110 to 115 internationally). We also expect approximately 50 Papa John’s restaurants to close during 2007, the majority of which are expected to be domestic franchised units. Domestic and international franchised unit expansion is expected to continue with an emphasis on markets in North America, the United Kingdom and Asia. We expect our expansion in Asia to include a significant focus in China, Korea and India.

Our Company-owned expansion strategy is to continue to open domestic restaurants in existing markets, thereby increasing consumer awareness and enabling us to take advantage of operational and advertising efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants within a particular market results in increased average restaurant sales in that market over time. We have co-developed markets with some franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future. During 2006, we purchased 57 domestic Papa John’s franchised restaurants. We continually evaluate the number and market areas of our Company-owned restaurants and expect to purchase additional Papa John’s restaurants during 2007. We also are partners in two domestic joint ventures operating Papa John’s restaurants and may consider entering into more of these arrangements in the future.

We implemented a “buy and build” strategy in one large metropolitan market in late 2005.  Under this strategy, the Company will purchase franchised restaurants in an under-penetrated or emerging domestic market with the intention of building additional Company-owned restaurants to increase market awareness.  We plan to explore implementing this strategy in other markets, including the possible use of joint venture partners.

During 2006, we also completed the acquisition of five restaurants and a QC Center in Beijing, China. We plan to build approximately 25 additional restaurants in this market over the next several years.

Restaurant Design and Site Selection

Backlit awnings, neon window designs and other visible signage characterize the exterior of most Papa John’s restaurants. A typical domestic Papa John’s restaurant averages 1,100 to 1,500 square feet. Papa John’s restaurants are designed to facilitate a smooth flow of food orders through the restaurant. The layout includes specific areas for order taking, pizza preparation and routing, resulting in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of food products.  The typical interior of a Papa John’s restaurant has a vibrant color scheme, and includes a bright menu board, custom counters and a carryout customer area. The counters are designed to allow customers to watch the team members slap out the dough and put sauce and toppings on pizzas. Most of our international Papa John’s restaurants are between 900 and 1400 square feet; however, several international restaurants have been opened in larger spaces to include dine-in and restaurant-based delivery service, which average 35 to 100 seats. We will utilize dine-in service as part of our international growth strategy based on a country-by-country evaluation of consumer preferences and trends.

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

A number of freestanding restaurants have been opened in the Papa John’s system. We seek either existing buildings suitable for conversion, or locations suitable for the construction of our prototype restaurant. At December 31, 2006, freestanding units represented approximately 21% of domestic Company-owned restaurants, and a relatively small percentage of domestic franchised restaurants. We do not expect to add a significant number of domestic freestanding restaurants in the future.

We provide layout and design services and recommendations for subcontractors, signage installers and telephone systems to Papa John’s franchisees. Our franchisees can purchase complete new store equipment packages through an approved third party supplier. We sell replacement smallwares and related items to our franchisees through our support services subsidiary, Preferred Marketing Solutions, Inc.

We have designed a re-image package for the interior of our domestic restaurants. During 2006, we completed the re-imaging of 455 Company-owned restaurants at a total cost of approximately $1.7 million. Franchisees are generally required to re-image their restaurants when they renew their franchise agreement and when a restaurant is transferred to a new owner. We also offer the re-image package to all franchisees on an elective basis.

Quality Control (“QC”) Centers; Strategic Supply Chain Management

Our domestic QC Centers, comprised of ten regional production and distribution centers in 2006, supply pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant. This system enables us to monitor and control product quality and consistency, while lowering food costs. Our full-service QC Centers are located in Louisville, Kentucky; Dallas, Texas; Pittsburgh, Pennsylvania; Orlando, Florida; Raleigh, North Carolina; Denver, Colorado; Rotterdam, New York; Portland, Oregon; Des Moines, Iowa; and Phoenix, Arizona. The QC Center system capacity is continually evaluated in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant. We consider the current QC Center system capacity sufficient to accommodate domestic restaurant unit development for the next several years.

Our subsidiary, Papa John’s UK (“PJUK”), leased a distribution center in the United Kingdom until it was sold in March 2006. Our PJUK subsidiary presently purchases its products from our previously owned distribution center. In addition, we acquired full-service QC Centers in Mexico City, Mexico and Beijing, China in 2006. The primary difference between a full-service QC Center and a distribution center is that full-service QC Centers produce fresh pizza dough in addition to providing other food and paper products used in our restaurants. International full-service QC Centers, licensed to franchisees and non-franchisee third parties, are generally located in the markets where our franchisees have restaurants. We expect future international QC Centers to be licensed to franchisees or non-franchisee third parties; however, we may open Company-owned QC Centers at our discretion. We also have the right to acquire licensed QC Centers from our international licensees in certain circumstances.

We set quality standards for all products used in our restaurants and designate approved outside suppliers of food and paper products that meet our quality standards. In order to ensure product quality and consistency, all domestic Papa John’s restaurants are required to purchase seasoned sauce and dough from our QC Centers. Franchisees may purchase other goods directly from our QC Centers or approved suppliers. National purchasing agreements with most of our suppliers generally result in volume discounts to us, allowing us to sell products to our restaurants at prices we believe are below those generally available in the marketplace. Within our domestic QC Center system, products are distributed to restaurants by refrigerated trucks leased and operated by us or transported by a dedicated logistics company.

PJ Food Service, Inc. (“PJFS”), our wholly owned subsidiary that operates our domestic Company-owned QC Centers, has a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a third-party entity formed by franchisees for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Under this arrangement, PJFS purchases cheese at a fixed quarterly price based in part on historical average cheese prices. Gains and losses incurred by BIBP are passed to the QC Centers via adjustments to the selling price over time. Ultimately, PJFS purchases cheese at a price approximating the actual average market price, but with more predictability and less price volatility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity,” and “Note 5” of “Notes to Consolidated Financial Statements” for additional information concerning BIBP and the purchasing arrangement, and the related financial statement treatment of BIBP’s results.

Marketing Programs

All domestic Company-owned and franchised Papa John’s restaurants within a given market are required to join an area advertising cooperative (“Co-op”).  Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as radio, television and print advertising. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members

(the rate cannot be below 2.0% without approval from Papa John’s). The restaurant-level and Co-op marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John’s Marketing Fund, Inc., a non-profit corporation (the “Marketing Fund”). The Marketing Fund produces and buys air time for Papa John’s national television commercials, in addition to other brand-building activities, such as consumer research and public relations activities. All domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain percentage of sales to the Marketing Fund. The contribution rate to the Marketing Fund can be increased above the required contribution rate if a majority of the domestic restaurants agree to such increase. The contribution percentage was 2.6% during 2006, 2.25% during 2005, 3.25% for the period June through December 2004 and 2.0% from January through May 2004. Effective at the beginning of fiscal 2007, the contribution percentage to the Marketing Fund increased to 2.7% and is expected to remain at that level throughout 2007.

Restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of targeted print materials including direct mail and store-to-door couponing. The local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations.  In markets in which Papa John’s has a significant presence, local marketing efforts are supplemented with local radio and television advertising.

We provide both Company-owned and franchised restaurants with pre-approved print marketing materials and with catalogs for the purchase of uniforms and promotional items. We also provide direct marketing services to Company-owned and franchised restaurants using customer information gathered by our proprietary point-of-sale technology (see “Company Operations — Point of Sale Technology”).

We have developed joint cross-marketing plans with certain third-party companies. For example, in 2006 we entered into a five-year marketing and partnership agreement with Six Flags theme parks, which provides for cross-marketing activities. We will continue to explore additional cross-marketing opportunities with third-party companies.

We have developed a system by which domestic Papa John’s restaurant customers in areas we service are able to place orders online via the internet, including a new “plan ahead ordering” advance ordering feature and Spanish language ordering capability. We receive a percentage-based fee from domestic franchisees for online sales, in addition to royalties, for this service.

We offer our customers the opportunity to purchase a reloadable gift card marketed as the “Papa Card,” in any denomination from $10 to $100. We also offer Papa Cards for sale to consumers through third-party outlets and continue to explore other Papa Card distribution opportunities. The Papa Card may be redeemed for delivery, carryout and online orders and is accepted at substantially all Papa John’s traditional domestic restaurants.

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

We also employ directors of operations who are responsible for overseeing an average of seven Company-owned restaurants. The directors of operations report to operations vice presidents, who are individually responsible for the management of approximately 100 Company-owned restaurants in specific geographic regions. The operations vice presidents report to one of four division vice presidents. These team members are eligible to earn performance-based financial incentives.

Training and Education. The Operations Support Services and Training Department is responsible for creating the tools and materials for the training and development of team members. With these tools and materials, our field-based trainers train and certify training general managers in all markets. Operations personnel, both corporate and franchise, complete our management training program and ongoing development programs in which instruction is given on all aspects of our systems and operations. The program includes hands-on training at an operating Papa John’s restaurant by a company certified training general manager. Our training includes new team member orientation, in-store and delivery training, core management skills training and new product or program implementation. Our ongoing developmental workshops include operating partner training, advanced operator training and senior operator training. We provide on-site training and operating support before, during and after the opening of all Company-owned restaurants and for the first two restaurants per franchise group with additional support available upon request.

Point of Sale Technology.  Point of sale technology (our proprietary PROFIT SystemTM) is in place in all domestic traditional Papa John’s restaurants and in several of our international markets. We believe this technology facilitates faster and more accurate order-taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs. We believe the PROFIT System enhances restaurant-level marketing capabilities through the development of a database containing information on customers and their buying habits with respect to our products.  Polling capabilities allow us to obtain restaurant operating information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting. The PROFIT System is also closely integrated with our online ordering system in all domestic traditional Papa John’s restaurants. This enables Papa John’s to offer nationwide online ordering to our customers.

Reporting.  Management at Company-owned restaurants reviews and evaluates daily reports of sales, cash deposits and operating costs.  Physical inventories of all food and beverage items are taken nightly.

Joint Ventures. We operate 117 Company-owned restaurants under two joint venture arrangements. Under the first arrangement, we own 70% of 38 Papa John’s restaurants located in Virginia and Maryland. Under the second arrangement, we own 51% of 79 Papa John’s restaurants located in Texas. We will continue to evaluate further joint venture arrangements on an individual basis as opportunities arise.

Hours of Operation.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday.

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 31, 2006, there were 2,427 franchised Papa John’s restaurants operating in 49 states, the District of Columbia, Puerto Rico and 26 countries. As of December 31, 2006, we have development agreements with our franchisees for approximately 300 additional domestic franchised restaurants committed to open through 2013 and agreements for 847 additional international franchised restaurants to open through January 2016. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. During 2006, 191 (105 domestic and 86 international) franchised Papa John’s restaurants were opened. Our franchisees converted 62 Perfect Pizza restaurants to Papa John’s restaurants from 2000 until March 2006, the date of the sale of Perfect Pizza.

Approval.  Franchisees are approved on the basis of the applicant’s business background, restaurant operating experience and financial resources. We seek franchisees to enter into development agreements for single or multiple restaurants. We require the franchisee either to complete our training program or to hire a full-time operator who completes the training and has either an equity interest or the right to acquire an equity interest in the franchise operation.

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

We opened our first franchised restaurant outside the United States in 1998. We define “international” to be all markets outside the contiguous United States in which we have either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under a master franchise agreement, the franchisee has the right to subfranchise a portion of the development to one or more subfranchisees approved by us. Under our current standard international development agreement (except for Hawaii and Alaska, in which the initial fees are the same as for domestic restaurants), the franchisee is required to pay total fees of $25,000 per restaurant: $5,000 at the time of signing the agreement and $20,000 when the restaurant opens or the agreed-upon development date, whichever comes first. Under our current standard master franchise agreement, the master franchisee is required to pay total fees of $25,000 per restaurant owned and operated by the master franchisee, under the same terms as the development agreement, and $15,000 for each subfranchised restaurant: $5,000 at the time of signing the agreement and $10,000 when the restaurant opens or the agreed-upon development date, whichever comes first.

Our current standard international master franchise and development agreement provides for payment to us of a royalty fee of 5% of sales (3% of sales by subfranchised restaurants), with no provision for increase. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our standard domestic franchise agreement. From time to time, development agreements will be negotiated at other than standard terms for fees and royalties.

We have entered into a limited number of development and franchise agreements for non-traditional restaurants.  During 2006, we added internal resources in order to expand these types of restaurants. As an example, during 2006, 17 franchised units opened in Six Flags theme parks as a part of our five-year marketing and partnership agreement. These agreements generally cover venues or areas not originally targeted for development and have terms differing from the standard agreement. To date, these agreements have not had a significant impact on our pre-tax earnings.

Franchise Restaurant Development. We provide assistance to Papa John’s franchisees in selecting sites, developing restaurants and evaluating the physical specifications for typical restaurants. Each franchisee is responsible for selecting the location for its restaurants but must obtain our approval of restaurant design and location based on accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic. Our domestic franchisees may purchase complete new store equipment packages through an approved third-party supplier. Internationally, our franchisees buy their equipment from approved third-party suppliers.

Franchisee Loans. Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or other franchisees. Loans made to franchisees typically bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage (and where applicable, the land) of the restaurant and the ownership interests in the franchisee. At December 31, 2006, loans outstanding totaled $12.1 million, which were composed of $7.3 million of loans to franchisees and a loan balance of $4.8 million with the purchaser of our Perfect Pizza operations. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

We have a commitment to lend up to $17.6 million to BIBP, a franchisee-owned corporation, but there was no outstanding balance at December 31, 2006. See “Notes 5 and 11” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Insurance Program. Our franchisees have the opportunity to purchase various insurance policies, such as non-owned automobile and workers’ compensation, through our insurance agency, Risk Services Corp. (“Risk Services”). In October 2000, we established a captive insurance company (“Captive”) located in Bermuda, RSC Insurance Services, Ltd., to accommodate this business. Beginning in October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this new agreement eliminates our risk of loss for franchise insurance coverage written after September 2004. As of December 31, 2006, approximately 50% of domestic franchised restaurants had obtained insurance coverage through Risk Services. See “Note 12” of “Notes to Consolidated Financial Statements” for additional information concerning the Captive.

Franchise Training and Support. The field support structure consists of Franchise Business Directors (“FBDs”), each of whom is responsible for serving an average of approximately 100 franchised units.  Our FBDs maintain open communication with the franchise community, relaying operating and marketing information and new ideas between franchisees and us.

Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program and who devotes his or her full business time and efforts to the operation of the franchisee’s restaurants. Each franchised restaurant manager is also required to complete our Company-certified management training program. Domestically, we provide an on-site training team three days before and three days after the opening of a franchisee’s first two restaurants. Internationally, we provide an on-site training crew five days before and five days after the opening of a franchisee’s first two stores. Ongoing supervision of training is monitored by the franchise training team. Multi-unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved programs in order to train new team members and management candidates for their restaurants. Our FBD’s maintain open communication with the franchise community, relaying operating and marketing information and new ideas between franchisees and us. Internationally, training is monitored by our international director of training as well as regional vice presidents and international business managers assigned to specific franchisee territories. We also maintain communications with our franchisees through periodic system-wide meetings, newsletters and regional or national conference calls.

Franchise Operations. All franchisees are required to operate their Papa John’s restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

Franchise Advisory Council. We have a Franchise Advisory Council that consists of Company and franchisee representatives of domestically owned restaurants. The Franchise Advisory Council and subcommittees hold regular meetings to discuss new marketing ideas, operations, growth and other relevant issues. A task force appointed by the Franchise Advisory Council has been working with management to address proposed modifications to the current franchise agreement. In addition, the Company is aware that certain franchisees have formed an operators’ exchange group for the purpose of communicating and addressing issues, needs and opportunities among its members and the Company.

We currently communicate with, and receive input from, our franchisees in several forms, including through the Company’s Franchise Advisory Council, annual operations conferences, newsletters, national conference calls and various regional meetings conducted with franchisees throughout the year and participation in an operators’ exchange best practices forum in which numerous franchisees also participate. Monthly web conferences are also conducted by the Company to discuss current operational, marketing or other issues affecting the franchisees’ business. We are committed to communicating with our franchisees and receiving input from them.

Reporting and Business Processes. We collect sales and other operating information from domestic Papa John’s franchisees daily. We have agreements with substantially all Papa John’s domestic franchisees permitting us to debit electronically the franchisees’ bank accounts for substantially all required payments, including the payment of royalties, Marketing Fund contributions, risk management services, and purchases from our print and promotions operations and QC Centers. This system significantly reduces the resources needed to process receivables, improves cash flow and mitigates the amount of past-due accounts related to these items. Domestic franchisees are required to purchase and install the Papa John’s PROFIT System in their traditional restaurants (see “Company Operations — Point of Sale Technology”).

Industry and Competition

The United States Quick Service Restaurant pizza industry (“QSR Pizza”) is mature and highly competitive with respect to price, service, location, food quality and variety. There are well-established competitors with substantially greater financial and other resources than Papa John’s. Competitors include international, national and regional chains, as well as a large number of local independent pizza operators. Some of our competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and a stronger, more developed brand awareness in markets where we have restaurants. Based on independent third-party information, the QSR Pizza category, which includes dine-in, carry-out and delivery, had sales of approximately $33 billion in 2006, of which Papa John’s share was reported at 5.4%. Within the QSR Pizza category, we believe our primary competitors are the national pizza chains, including Pizza Hut, Domino’s and Little Caesars, as well as several regional chains and “take and bake” concepts. A change in pricing or other marketing strategies of one or more of our competitors could have an adverse impact on our sales and earnings. Additionally, a continued increased emphasis on drive-through, carryout and curbside pickup availability by casual dining restaurants, such as Applebee’s and Outback Steakhouse, as well as improved quality of fresh and frozen supermarket offerings, could also have an adverse impact on our sales and earnings.

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

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time, which would provide for federal regulation of the franchisor-franchisee relationship in certain respects if enacted. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. Further national, state and local government initiatives, such as “living wage” or other proposed increases in minimum wage rates, could adversely affect Papa John’s as well as the restaurant industry. As we expand internationally, we will be subject to applicable laws in each jurisdiction where franchised units are established.

Trademarks

Our rights in our principal trademarks and service marks are a significant part of our business. We are the owner of the federal registration of the trademark “Papa John’s.” We have also registered “Pizza Papa John’s and design” (our logo), “Better Ingredients. Better Pizza.” and “Pizza Papa John’s Better Ingredients. Better Pizza. and design” as trademarks and service marks. We also own federal registrations for several ancillary marks, principally advertising slogans. We have also applied to register our primary trademark, “Pizza Papa John’s and design,” in more than 90 foreign countries and the European Community. We are aware of the use by other persons in certain geographical areas of names and marks that are the same as or similar to our marks. It is our policy to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

Employees

As of December 31, 2006, we employed 14,743 persons, of whom 12,734 were restaurant team members, 653 were restaurant management personnel, 602 were corporate personnel and 754 were QC Center and support services personnel.  Most restaurant team members work part-time and are paid on an hourly basis. None of our team members is covered by a collective bargaining agreement. We consider our team member relations to be excellent.

Item 1A. Risk Factors

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

1.               The ability of the Papa John’s system to continue to open new restaurants is affected by a number of factors, many of which are beyond our control. These factors include, among other things, litigation, selection and availability of suitable restaurant locations, increases in the cost of or sustained high levels of cost of food, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that system-wide, Papa John’s will be able to meet planned growth targets, open restaurants in markets now targeted for expansion or continue to operate in existing markets profitably.

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

6.               System-wide restaurant operations are subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. A significant number of hourly personnel employed by our franchisees and us are paid at rates related to the federal minimum wage.  Accordingly, the pending legislation to increase the federal minimum wage and any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases above federal wage rates will increase labor costs for our system-wide operations. Additionally, labor shortages in various markets could result in higher required wage rates. Local government agencies have also implemented ordinances which restrict the sale of certain food products. Additional local government ordinances could be harmful to system-wide restaurant sales.

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

10.         Beginning in October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in our franchise insurance program, thus eliminating our risk of loss for franchise insurance coverage written after September 2004. However, with respect to self-insurance coverage by our captive insurance company prior to October 2004, the Captive’s relatively immature claims history limits the predictive value of estimating the costs of incurred and future claims; accordingly, our operating income is subject to potential significant adjustments for changes in estimated insurance reserves for policies written from the Captive’s inception in October 2000 through September 2004.

11.         Our domestic and international operations could be negatively impacted by significant changes in international economic, political and health conditions in the countries in which the Company or its franchisees operate. In addition, our international operations are subject to additional factors, including compliance with foreign laws, currency regulations and fluctuations, differing business and social cultures and consumer preferences, diverse government regulations and structures, availability and cost of land and construction, ability to source high-quality ingredients and other commodities in a cost-effective manner, and differing interpretation of the obligations established in franchise agreements with international franchisees. Accordingly, there can be no assurance that our operations will achieve or maintain profitability or meet planned growth rates.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2006, there were 3,015 Papa John’s restaurants system-wide.

Company-owned Papa John’s Restaurants

Number of
Restaurants
Arizona	43
Florida	32
Georgia	71
Illinois	9
Indiana	41
Kentucky	42
Maryland	50
Missouri	19
New Jersey	15
New Mexico	10
North Carolina	74
Ohio	17
Pennsylvania	19
South Carolina	4
Tennessee	27
Texas	79
Virginia	25

Total Dometic Company-owned Papa John’s Restaurants	577

China	5
Mexico (a)	3
United Kingdom	3

Total Company-owned Papa John’ Restaurants	588

(a) The three Company-owned restaurants in Mexico were sold in January 2007.

Note: Company-owned Papa John’s restaurants include restaurants owned by majority-owned joint ventures. There were 117 such restaurants at December 31, 2006 (79 in Texas, 25 in Virginia and 13 in Maryland).

Domestic Franchised Papa John’s Restaurants

Number of
Restaurants
Alabama	62
Arizona	24
Arkansas	14
California	182
Colorado	52
Connecticut	4
Delaware	11
Florida	206
Georgia	66
Idaho	9
Illinois	59
Indiana	76
Iowa	22
Kansas	30
Kentucky	55
Louisiana	40
Maine	6
Maryland	40
Massachusetts	19
Michigan	43
Minnesota	50
Mississippi	20
Missouri	45
Montana	9
Nebraska	15
Nevada	19
New Hampshire.	2
New Jersey	28
New Mexico	7
New York	72
North Carolina	53
North Dakota	6
Ohio	133
Oklahoma	23
Oregon	18
Pennsylvania	72
Rhode Island	5
South Carolina	44
South Dakota	6
Tennessee	63
Texas	135
Utah	25
Virginia	89
Washington	54
West Virginia	21
Wisconsin	35
Wyoming	5
Washington, D.C.	6

Total Domestic Franchised Papa John’s Restaurants	2,080

International Franchised Papa John’s Restaurants

Number of
Restaurants
Alaska (a)	4
Aruba	1
Bahamas	6
Bahrain	7
Canada	16
Cayman Islands	1
China	43
Costa Rica	12
Cyprus	2
Ecuador	4
Hawaii (a)	15
India	4
Ireland	6
Kuwait	7
Mexico	3
Nicaragua.	1
Oman	4
Pakistan	2
Peru.	7
Portugal	2
Puerto Rico	12
Qatar	1
Russia	9
Saudi Arabia	19
South Korea	53
Trinidad	3
United Arab Emirates	3
United Kingdom	82
Venezuela	18

Total International Franchised Papa John’s Restaurants	347

(a) We define “domestic” operations as units located in the contiguous United States and “international” operations as units located outside the contiguous United States.

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

Approximately 45 Company-owned restaurants are located in buildings we own on land either owned or leased by us. These restaurants range from 1,100 to 3,000 square feet. Three of these restaurants are located in multi-bay facilities. These multi-bay facilities contain from 2,800 to 5,000 square feet, and the space not utilized by the Papa John’s restaurant in each facility is leased or held for lease to third-party tenants.

At December 31, 2006, we had 85 Papa John’s restaurants located in the United Kingdom (82 franchised and three Company-owned). In addition to leasing the three Company-owned restaurant sites, we lease and sublease to franchisees 65 of the 82 franchised Papa John’s restaurant sites and 36 sites to former Perfect Pizza franchisees. The initial lease terms on the Company and franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. Additionally, we leased five Company-owned restaurant sites in Beijing and three Company-owned restaurant sites in Mexico as of December 31, 2006.

Information with respect to our leased domestic QC Centers as of December 31, 2006 is set forth below:

Facility	Square Footage
Raleigh, NC	61,000
Denver, CO	32,000
Phoenix, AZ	57,000
Des Moines, IA	43,000
Rotterdam, NY	45,000
Portland, OR	37,000
Pittsburgh, PA	52,000

We own approximately five acres in Orlando, Florida on which our 63,000 square foot full-service commissary is located. We also own eight acres and a 175,000 square foot facility in Dallas, Texas, of which 77,500 square feet is used by our full-service commissary and the remaining space is leased to a third-party tenant. In addition, we own approximately 72 acres in Louisville, Kentucky with a 42,000 square foot building housing our printing operations and a 247,000 square foot building, approximately 30% to 40% of which accommodates the Louisville QC Center operation and promotional division. The remainder of the building houses our corporate offices.

The Papa John’s UK management team is located in 6,000 square feet of leased office space near London with a remaining lease term of nine years.

The Papa John’s China management team leases 4,822 square feet of office space and a QC Center located in a 6,135 square foot facility in Beijing, China. The Papa John’s Mexico management team and QC Center lease a 4,088 square foot facility in Mexico City, Mexico.

Item 3.  Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us would not have a material adverse effect on us if decided in a manner unfavorable to us.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John’s:

Name	Age (a)	Position	First Elected Executive Officer

John H. Schnatter	45	Founder and Executive Chairman	1985

Nigel Travis	57	President and Chief Executive Officer	2005

Robb S. Chase	48	President, International	2006

Richard J. Emmett	51	Senior Vice President, General Counsel and Secretary	1992

J. David Flanery	49	Senior Vice President, Chief Financial Officer and Treasurer	1994

Julie L. Larner	46	Senior Vice President and President — PJ Food Service, Inc.	2001

Peter McCue	52	Senior Vice President, People	2006

William M. Mitchell	42	Senior Vice President, Domestic Operations	2007

Timothy C. O’Hern	43	Senior Vice President, Development	2005

Charles W. Schnatter	44	Senior Vice President and Chief Development Officer	1991

William M. Van Epps	58	President, USA	2002

(a) Ages are as of January 1, 2007.

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

Robb S. Chase has served as President, International since August 2006. From 2003 to 2005, Mr. Chase served as President and Chief Executive Officer of Famous Players, Inc., a theatrical exhibition companylocated in Canada and an operating division of Viacom, Inc. From 2000 to 2003, he served as Famous

Players’ President and Chief Operating Officer. Mr. Chase held various senior management positions with Tricon Restaurants International from 1990 to 2000.

Richard J. Emmett has served as Senior Vice President and General Counsel since March 2002, after serving as Senior Vice President and Senior Counsel since March 1997, and has served as Secretary since October 2005. Mr. Emmett is responsible for our legal and risk management departments. Mr. Emmett also served as Senior Vice President of Development from August 1996 to March 1997. From 1992 to 1996, Mr. Emmett held the position of Vice President and Senior Counsel.  From 1983 to 1992, Mr. Emmett was an attorney with the law firm of Greenebaum Doll & McDonald PLLC, having become a partner of the firm in 1989.  Mr. Emmett has been a franchisee since 1992.

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

Peter McCue has served as Senior Vice President, Human Resources since October 2006. Prior to joining Papa John’s, Mr. McCue served as Senior Vice President, Human Resources for Spectrum Brands, a global manufacturer and marketer of consumer products from January 2005 to June 2006. Prior to that, Mr. McCue held several senior-level human resources positions with Hewlett-Packard, including Vice President, Human Resources for the personal systems group after its 2001 merger with Compaq Computer Corp. Mr. McCue also spent 17 years with Motorola, Inc. during two separate stints with the company.

William M. Mitchell was named Senior Vice President, Domestic Operations in February 2007. Mr. Mitchell previously served as a Division Vice President, since September 2005, responsible for corporate and franchised restaurant operations in the Midwest. He served as one of our Operations Vice Presidents from 2000 to 2005. Prior to joining Papa John’s, Mr. Mitchell served as Senior Director of Operations for AFCE/Popeye’s from 1996 to 2000, responsible for company and franchise operations as well as Popeye’s related acquisitions. From 1993 to 1996, he served as Vice President of Operations for RTM Restaurant Group.

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

Charles W. Schnatter has served as Senior Vice President and Chief Development Officer since 2001 and served as Secretary from 1991 until October 2005; he has been a Senior Vice President since 1993. Mr. Schnatter also held the position of General Counsel from 1991 to March 2002. From 1988 to 1991, he was an attorney with Greenebaum Doll & McDonald PLLC. Mr. Schnatter has been a franchisee since 1989.

William M. Van Epps has served as President, USA since May 2006, responsible for domestic corporate and franchised restaurant operations. Mr. Van Epps served as Senior Vice President and Chief Operations Officer from 2004 to 2006 and Managing Director, International from September 2001 to 2004. Prior to joining Papa John’s, Mr. Van Epps served for two years as President, International Division of Yorkshire Global Restaurants, responsible for the international development of Long John Silver’s and A&W restaurants. From 1993 to 1999, he served in several positions with AFC Enterprises, including President of its International Division. From 1988 to 1993, he was Vice President, Marketing and International for Western Sizzlin, Inc.

John and Charles Schnatter are brothers. There are no other family relationships among the executive officers and other key personnel.

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA. As of February 20, 2007, there were approximately 796 record holders of common stock. However, there may be significantly more beneficial owners of our common stock than there are record holders. The following table sets forth, for the quarters indicated, the high and low closing sales prices of our common stock, as reported by The NASDAQ Stock Market. All sales prices have been adjusted to reflect a two-for-one split of the Company’s outstanding shares of common stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on December 23, 2005 to receive one additional share for every outstanding share of common stock held on the record date. The stock dividend of approximately 16.5 million shares of common stock was distributed on January 13, 2006.

2006	High	Low
First Quarter	$35.15	$29.66
Second Quarter	34.84	29.68
Third Quarter	36.56	30.54
Fourth Quarter	37.80	28.85

2005	High	Low
First Quarter	$18.28	$15.81
Second Quarter	20.36	16.99
Third Quarter	24.64	19.71
Fourth Quarter	29.98	24.74

Since our initial public offering of common stock in 1993, we have not paid cash dividends on our common stock, and have no current plans to do so.

Papa John’s Board of Directors has authorized the repurchase of up to $675.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 30, 2007. Through December 31, 2006, a total of 38.1 million shares with an aggregate cost of $602.2 million and an average price of $15.80 per share have been repurchased under this program. Subsequent to year-end (through February 20, 2007), we acquired an additional 793,000 shares at an aggregate cost of $22.9 million. As of February 20, 2007, approximately $50.0 million of common stock remains available for repurchase of common stock under this authorization.

The following table summarizes our repurchase activity by fiscal period during 2006 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total		Average	of Shares Purchased	Value of Shares
	Number		Price	as Part of Publicly	that May Yet Be
	of Shares		Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased		Share	or Programs	Plans or Programs

12/26/2005 - 01/22/2006	58		$30.11	34,758	$177,393
01/23/2006 - 02/19/2006	63		$32.39	34,821	$175,335
02/20/2006 - 03/26/2006	595		$30.77	35,416	$157,027
03/27/2006 - 04/23/2006	221		$32.26	35,637	$149,897
04/24/2006 - 05/21/2006	207		$33.29	35,844	$143,017
05/22/2006 - 06/25/2006	500		$31.18	36,344	$127,407
06/26/2006 - 07/23/2006	217		$31.82	36,561	$120,521
07/24/2006 - 08/20/2006	128		$32.25	36,689	$116,398
08/21/2006 - 09/24/2006	36		$33.61	36,725	$115,166
09/25/2006 - 10/22/2006	—	*	—	36,725	$115,166
10/23/2006 - 11/19/2006	328		$31.27	37,053	$104,901
11/20/2006 - 12/31/2006	1,052		$30.50	38,105	$72,843

*There were no share repurchases during this period.

Our share repurchase authorization increased from $525.0 million to $575.0 million in April 2006, increased to $625.0 million in November 2006 and increased to $675.0 million in February 2007. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to December 26, 2005.

In connection with a two-for-one stock dividend issued to shareholders of record as of December 23, 2005, we retired all shares held in treasury at that date. Common shares repurchased after December 23, 2005 are held in treasury.

Stock Performance Graph

The following performance graph compares the cumulative total return of the Company’s Common Stock to the NASDAQ Stock Market (U.S.) Index and a group of the Company’s peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places). Relative performance is compared for the five-year period extending through the end of fiscal 2006. The graph assumes that the value of the investments in the Company’s Common Stock and in each index was $100 at the end of fiscal 2001, and, with respect to the index and peer group, that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
Papa John’s International, Inc.

Item 6. Selected Financial Data

The selected financial data presented for each of the years in the five-year period ended December 31, 2006 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

(In thousands, except per share data)	Year Ended (1)
	Dec. 31,	Dec. 25,	Dec. 26,	Dec. 28,	Dec. 29,
	2006	2005	2004	2003	2002
Income Statement Data
Domestic revenues:
Company-owned restaurant sales	$447,938	$434,525	$412,676	$416,049	$429,813
Variable interest entities restaurant sales (2)	7,859	11,713	14,387	—	—
Franchise royalties (3)	56,374	52,289	50,292	49,851	51,386
Franchise and development fees	2,597	3,026	2,475	1,475	1,734
Commissary sales	413,075	398,372	376,642	369,825	381,217
Other sales	50,505	50,474	53,117	48,541	50,055
International revenues:
Royalties and franchise and development fees (4)	7,551	6,529	5,010	3,810	3,032
Restaurant and commissary sales (5)	15,658	11,860	10,747	10,572	9,521
Total revenues	1,001,557	968,788	925,346	900,123	926,758
Operating income (6)	97,955	72,700	36,682	55,353	74,914
Investment income	1,682	1,248	689	672	1,126
Interest expense	(3,480)	(4,316)	(5,313)	(6,851)	(7,677)
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	96,157	69,632	32,058	49,174	68,363
Income tax expense	33,171	25,364	12,021	18,440	25,637
Income from continuing operations before cumulative effect of a change in accounting principle	62,986	44,268	20,037	30,734	42,726
Income from discontinued operations, net of tax (7)	389	1,788	3,184	3,242	4,071
Cumulative effect of accounting change, net of tax (8)	—	—	—	(413)	—
Net income	$63,375	$46,056	$23,221	$33,563	$46,797
Basic earnings per common share:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.95	$1.32	$0.58	$0.86	$1.07
Income from discontinued operations, net of tax (7)	0.01	0.05	0.09	0.09	0.10
Cumulative effect of accounting change, net of tax (8)	—	—	—	(0.01)	—
Basic earnings per common share	$1.96	$1.37	$0.67	$0.94	$1.17
Earnings per common share - assuming dilution	:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.91	$1.29	$0.58	$0.85	$1.05
Income from discontinued operations, net of tax (7)	0.01	0.05	0.09	0.09	0.10
Cumulative effect of accounting change, net of tax (8)	—	—	—	(0.01)	—
Earnings per common share - assuming dilution	$1.92	$1.34	$0.67	$0.93	$1.15
Basic weighted average shares outstanding	32,312	33,594	34,414	35,876	40,136
Diluted weighted average shares outstanding	33,046	34,316	34,810	36,074	40,600

Balance Sheet Data
Total assets	$379,639	$350,562	$374,487	$347,214	$366,832
Total debt	97,036	55,116	94,230	61,250	140,085
Total stockholders’ equity	146,168	161,279	139,223	159,272	121,947

(1)               We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 2006 fiscal year consisted of 53 weeks, and the 2005, 2004, 2003 and 2002 fiscal years consisted of 52 weeks.

(2)               We began consolidating variable interest entities (VIEs) restaurants in 2004. See “Note 5” of “Notes to Consolidated Financial Statements.”

(3)               Domestic Franchise royalties were derived from franchised restaurant sales of $1.51 billion in 2006, $1.38 billion in 2005, $1.30 billion in 2004, $1.29 billion in 2003 and $1.32 billion in 2002.

(4)               International Royalties were derived from franchised restaurant sales of $139.3 million in 2006, $104.2 million in 2005, $67.6 million in 2004, $65.0 million in 2003 and $52.2 million in 2002.

(5)                Restaurant sales for International Company-owned restaurants located in the United Kingdom and Mexico were $1.7 million in 2006, $642,000 in 2005, $629,000 in 2004, $2.4 million in 2003 and $4.0 million in 2002.

(6)                The operating results include the consolidation of BIBP beginning in 2004, which increased operating income approximately $19.7 million in 2006, $5.8 million in 2005 and reduced operating income approximately $22.9 million in 2004. The 2006 operating results include the benefit of the 53rd week, which increased operating income approximately $3.5 million. Operating income includes domestic and international restaurant closure, impairment and disposition losses (gains) of ($2.0 million) in 2005, $5.5 million in 2003 and $1.1 million in 2002 (the amounts recorded in 2006 and 2004 were not significant). See “Notes 5 and 8” of “Notes to Consolidated Financial Statements.”

(7)               The Perfect Pizza operations, which were sold in March 2006, are classified as “discontinued operations” and the related assets as “held for sale.” See “Note 4” of “Notes to Consolidated Financial Statements.”

(8)               Reflects the cumulative effect on income and earnings per share of a change in accounting principle, net of tax, as required by Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985 with the opening of the first Papa John’s restaurant in Jeffersonville, Indiana. At December 31, 2006, there were 3,015 Papa John’s restaurants in operation, consisting of 588 Company-owned and 2,427 franchised restaurants. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

New unit openings in 2006 were 211 as compared to 204 in 2005 and 175 in 2004 and unit closings in 2006 were 125 as compared to 113 in 2005 and 153 in 2004. We expect net unit growth of approximately 225 to 250 units during 2007.

We have continued to produce strong average sales from our domestic Company-owned restaurants even in a very competitive market environment. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. Average annual Company-owned sales for our most recent comparable restaurant base were $865,000 for 2006, compared to $818,000 for 2005 and $737,000 for 2004. Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable annual sales for Company-owned restaurants increased 3.6% in 2006, 7.4% in 2005 and 0.5% in 2004.

We continually strive to obtain high-quality sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe that these factors improve our image and brand awareness. The average property and equipment investment for the restaurants in our most recent comparable sales base is $266,000. The average cash investment for the 19 domestic Company-owned restaurants opened during 2006, exclusive of land, increased to approximately $249,000 from $241,000 for the seven units opened in 2005. We expect the average cash investment for the anticipated 20 to 25 Company-owned restaurants opening in 2007 to be approximately $250,000.

Approximately 46% of our revenues for 2006 and 2005, compared to 47% of our revenues for 2004, were derived from the sale to our domestic and international franchisees of food and paper products, printing and promotional items, risk management services and information systems equipment and software and related services by us. We believe that, in addition to supporting both Company and franchised growth, these subsidiaries contribute to product quality and consistency and restaurant profitability throughout the Papa John’s system.

Our fiscal year ends on the last Sunday in December of each year. The 2006 fiscal year consists of 53 weeks, and all other fiscal years presented consist of 52 weeks.

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s accounting policies are more fully described in “Note 2” of “Notes to Consolidated Financial Statements.” Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations.

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

The recoverability of intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the fair value derived from discounted expected cash flows of the reporting unit to its carrying value. We recorded a goodwill impairment charge of $1.1 million associated with PJUK during 2005, reflecting our updated estimated fair value of PJUK. A goodwill impairment charge was not deemed necessary in 2006 based on our forecasted future cash flows.

At December 31, 2006, PJUK had goodwill of approximately $17.2 million. In addition to the sale of the Perfect Pizza operations, which occurred in March 2006, we have restructured management and developed plans for PJUK to improve its future operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives are not successful, future impairment charges could occur.

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

Income Tax Reserves

We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our filed position. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.

During 2006, we settled certain previously filed tax returns that resulted in an increase in net income (reduction of income tax expense) of approximately $2.5 million.

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by the Financial Accounting

Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we began consolidating the financial results of BIBP in the fourth quarter of 2003, since we qualify as the primary beneficiary, as defined by FIN 46, of BIBP. We recognized pre-tax income of approximately $19.0 million during 2006, $4.5 million during 2005 and pre-tax losses of approximately $23.5 million during 2004 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. As required, we adopted the provisions of SFAS No. 123(R) effective at the beginning of our fiscal 2006, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 25, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Upon adoption of SFAS No. 123(R), we elected to continue using the Black-Scholes option-pricing model. If we had adopted SFAS No. 123(R) in prior years, the impact on our 2005 and 2004 operating income of that standard would have been minimal. SFAS No. 123(R) requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in the accompanying consolidated statements of cash flows. The $6.5 million excess tax benefit in 2006, classified as a financing cash inflow, would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R). Operating income and cash flow operating results for 2005 and 2004 have not been restated for the adoption of SFAS No. 123(R).

The effect on income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in 2005 and 2004 was not significant since the Company adopted SFAS No. 123 in 2002

In May 2005, the FASB issued Statement of Financial Accouting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No.3. This statement requires that an entity apply the retrospective method in reporting a change in an accounting principle of the reporting entity. The standard only allows for a change in accounting principle if it is required by a newly issued accounting pronouncement or the entity can justify the use of an allowable alternative accounting principle on the basis that it is preferable. This statement also requires that corrections for errors discovered in prior period financial statements be reported as a prior period adjustment by restating the prior period financial statements. Additional disclosures are required when a change in accounting principle or reporting entity occurs, as well as when a correction for an error is reported. The adoption of SFAS No. 154 in fiscal 2006 did not have a material impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for the Company in fiscal 2007. The adoption of FIN 48 during the first quarter of 2007 is not expected to have a significant impact on our net income, financial condition or effective tax rate.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement; not an entity-specific measurement. The effective date of SFAS No. 157 will be the first quarter of 2008. We have not determined the impact, if any, of adopting SFAS No. 157.

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated.

	Year Ended
	Dec. 31,	Dec. 25,	Dec. 26,
	2006	2005	2004
Income Statement Data:
Domestic revenues:
Company-owned restaurant sales	44.7%	44.9%	44.6%
Variable interest entities restaurant sales	0.8	1.2	1.6
Franchise royalties	5.6	5.4	5.4
Franchise and development fees	0.3	0.3	0.3
Commissary sales	41.2	41.1	40.7
Other sales	5.0	5.2	5.7
International revenues:
Royalties and franchise and development fees	0.8	0.7	0.5
Restaurant and commissary sales	1.6	1.2	1.2
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic Company-owned restaurant cost of sales (1)	19.7	21.5	24.2
Domestic Company-owned restaurant operating expenses (1)	57.9	58.2	60.3
Variable interest entities restaurant expenses (2)	85.4	87.0	88.0
Domestic commissary and other expenses (3)	89.3	90.9	92.0
Loss (income) from the franchise cheese purchasing program, net of minority interest (4)	(1.5)	(0.5)	1.8
International operating expenses (5)	101.1	100.0	98.9
General and administrative expenses	10.3	9.1	7.7
Minority interests and other general expenses	0.4	0.7	0.3
Depreciation and amortization	2.7	3.0	3.4
Total costs and expenses	90.2	92.5	96.0
Operating income	9.8	7.5	4.0
Net interest expense	(0.2)	(0.3)	(0.5)
Income from continuing operations before income taxes	9.6	7.2	3.5
Income tax expense	3.3	2.6	1.3
Income from continuing operations	6.3	4.6	2.2
Income from discontinued operations, net of tax (6)	0.0	0.2	0.3
Net income	6.3%	4.8%	2.5%

	Year Ended
	Dec. 31,	Dec. 25,	Dec. 26,
	2006	2005	2004

Restaurant Data:
Percentage increase in comparable domestic Company-owned restaurant sales (7)	3.6%	7.4%	0.5%
Number of Company-owned restaurants included in the most recent full year’s comparable restaurant base	485	472	551
Average sales for Company-owned restaurants included in the most recent comparable restaurant base	$865,000	$818,000	$737,000

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	502	568	568
Opened	19	7	6
Closed	(1)	(1)	(5)
Acquired from franchisees	57	20	—
Sold to franchisees	—	(92)	(1)
End of period	577	502	568
International Company-owned:
Beginning of period	2	1	2
Opened	1	1	—
Acquired from franchisees	8	—	—
Sold to franchisees	—	—	(1)
End of period	11	2	1
U.S. franchised:
Beginning of period	2,097	1,997	2,006
Opened	105	101	97
Closed	(65)	(73)	(107)
Acquired from Company	—	92	1
Sold to Company	(57)	(20)	—
End of period	2,080	2,097	1,997
International franchised:
Beginning of period	325	263	214
Opened	86	89	70
Closed	(56)	(28)	(23)
Converted (8)	—	1	1
Acquired from Company	—	—	1
Sold to Company	(8)	—	—
End of period	347	325	263
Total restaurants - end of period	3,015	2,926	2,829

	Year Ended
	Dec. 31,	Dec. 25,	Dec. 26,
	2006	2005	2004

Perfect Pizza Restaurant Progression (6):
Franchised
Beginning of period	112	118	135
Opened	—	6	2
Closed	(3)	(11)	(18)
Converted (8)	—	(1)	(1)
Sold	(109)	—	—
Total restaurants - end of period (6)	—	112	118

(1)                      As a percentage of Domestic Company-owned restaurant sales.

(2)                      As a percentage of Domestic Variable interest entities restaurant sales.

(3)                      As a percentage of Domestic Commissary sales and Other sales on a combined basis.

(4)                      As a percentage of total Company revenues; the loss (income) is a result of the consolidation of BIBP, a VIE. The sales reported by BIBP are eliminated in consolidation.

(5)                      As a percentage of International Restaurant and commissary sales.

(6)                      The Perfect Pizza operations are classified as “discontinued operations,” as the operations were sold in March 2006. See “Note 4” of “Notes to Consolidated Financial Statements.”

(7)                      Includes only Company-owned restaurants open throughout the periods being compared.

(8)                       Represents Perfect Pizza restaurants converted to Papa John’s restaurants.

2006 Compared to 2005

Variable Interest Entities

As required by FIN 46, Papa John’s is deemed the primary beneficiary of BIBP; accordingly, our operating results include BIBP’s operating results. The consolidation of BIBP had a significant impact on our operating results in both 2006 and 2005 (pre-tax income of $19.0 million and $4.5 million in 2006 and 2005, respectively) and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

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

In addition, Papa John’s has extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. Beginning in the second quarter of 2004, FIN 46 required Papa John’s to recognize the operating income (losses) generated by four franchise entities operating a total of 33 restaurants with annual sales approximating $21.0 million. Effective at the beginning of the second quarter of 2005, one of these four franchise entities, with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party. The loan from Papa John’s was partially repaid and the remainder was written off in connection with this sale. Accordingly, beginning in the second quarter of 2005, we were no longer required to consolidate the operating results as well as the financial position of these 19 restaurants. During the third quarter of 2006, another of the franchisees, with seven restaurants and approximate annual revenues of $4.0 million, sold its restaurants to a third party. The loan from Papa John’s was partially repaid and the remainder was written off in connection with the sale.  Accordingly, beginning in the third quarter of 2006, we were no longer required to consolidate the operating results as well as the financial position of this entity. The sale of these 26 restaurants and related loan write-off did not have any significant impact on Papa John’s 2006 and 2005 consolidated statements of income. The consolidation of the applicable franchise entities had no significant net impact on Papa John’s operating results.

The following tables summarize the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the years ended December 31, 2006 and December 25, 2005 (in thousands):

	Year Ended December 31, 2006			Year Ended December 25, 2005
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$7,859	$7,859	$—	$11,713	$11,713
BIBP sales	144,123	—	144,123	151,903	—	151,903
Total revenues	144,123	7,859	151,982	151,903	11,713	163,616

Operating expenses	122,153	7,284	129,437	145,962	10,997	156,959
General and administrative expenses	140	398	538	137	712	849
Loss from the franchise cheese-purchasing program, net of minority interest	2,101	—	2,101	—	—	—
Other general expenses (income)	—	35	35	—	(75)	(75)
Depreciation and amortization	—	142	142	—	78	78
Total costs and expenses	124,394	7,859	132,253	146,099	11,712	157,811
Operating income	19,729	—	19,729	5,804	1	5,805
Interest expense	(742)	—	(742)	(1,332)	(1)	(1,333)
Income before income taxes	$18,987	$—	$18,987	$4,472	$—	$4,472

Discontinued Operations

In March 2006, the Company sold its Perfect Pizza operations in the United Kingdom, consisting of the franchise rights and leases related to the 109 franchised Perfect Pizza restaurants, as well as the related distribution operations. The total proceeds from the sale were approximately $13.0 million, with $8.0 million received in cash at closing, and the balance to be received under the terms of an interest-bearing note to be retired by the purchaser over the next five years. There was no gain or loss recognized during 2006 in connection with the sale of Perfect Pizza.

We have classified our Perfect Pizza operations as discontinued operations in the accompanying financial statements. The following summarizes the results of the discontinued operations for the years ended December 31, 2006 and December 25, 2005 (in thousands, except per share data):

	2006	2005

Net sales	$2,421	$13,632
Operating expenses	1,449	8,837
G&A expenses	330	1,658
Other expenses	25	299
Income before income taxes	617	2,838
Income tax expense	228	1,050
Net income from discontinued operations	$389	$1,788

Basic earnings per common share	$0.01	$0.05

Earnings per common share - assuming dilution	$0.01	$0.05

Summary of Operating Results from Continuing Operations

The company follows a fiscal year ending on the last Sunday of December, generally consisting of 52 weeks made up of four 13-week quarters, which are in turn made up of two four-week periods followed by one five-week period. In 2006, the company’s fiscal year consisted of 53 weeks, with the additional week added to the fourth quarter (14 weeks) results. The additional week resulted in additional revenues of approximately $20.0 million and additional pre-tax income of approximately $3.5 million, or $0.07 per diluted share for both the fourth quarter and full year of 2006.

Total revenues increased 3.4% to $1.0 billion in 2006 compared to $968.8 million in 2005 primarily consisting of the following:

•                  Company-owned restaurant sales increased $13.4 million as an increase in comparable sales of 3.6% and the impact of the 53rd week of operations more than offset a reduction in equivalent units. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

•                  Domestic commissary sales increased $14.7 million, or 3.7% from 2005, primarily due to increased volumes, which more than offset the impact of lower year-over-year cheese costs.

•                  Domestic franchise royalties increased $4.1 million due to a 2.9% increase in comparable sales and additional equivalent units in 2006.

•                  International revenues increased $4.8 million primarily as a result of additional Company-owned restaurants located in the United Kingdom and Mexico.

•                  The above increases were partially offset by a $3.9 million decrease in revenues for restaurants consolidated as variable interest entities (VIEs). The decrease in revenues from VIE restaurants is a result of the sale of restaurants by two franchisees to third parties during 2005 and 2006, which eliminated the VIE consolidation of such restaurants under FIN 46, and the related consolidation of their operating results at the time of the respective sales.

Our income from continuing operations before income taxes totaled $96.2 million in 2006, as compared to $69.6 million in 2005 as summarized in the following table on an operating segment basis (in thousands):

			Increase
	2006	2005	(Decrease)

Domestic Company-owned restaurants	$33,176	$25,284	$7,892
Domestic commissaries	34,690	25,446	9,244
Domestic franchising	51,543	49,821	1,722
International	(8,874)	(5,006)	(3,868)
Variable interest entities	18,987	4,472	14,515
All others	5,628	4,298	1,330
Unallocated corporate expenses	(37,523)	(34,172)	(3,351)
Elimination of intersegment profits	(1,470)	(511)	(959)
Total income from continuing operations before income taxes	$96,157	$69,632	$26,525

Excluding the impact of the consolidation of BIBP (pre-tax gain of $19.0 million or $0.36 per diluted share in 2006 and a pre-tax gain of $4.5 million or $0.08 per diluted share in 2005), 2006 income from continuing operations before income taxes was $77.2 million (7.7% of total revenues), compared to $65.2 million (6.7% of total revenues) in 2005. Our fiscal year 2006 includes 53 weeks of operations, compared to 52 weeks in fiscal year 2005. The additional week in 2006 increased our pre-tax income by approximately $3.5 million, or $0.07 per diluted share. The $12.0 million increase in income from continuing operations before income taxes (including the benefit of the 53rd week and excluding the consolidation of BIBP) was principally due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income increased $7.9 million over the prior year, including approximately $1.6 million related to the 53rd week of operations. The increase was primarily due to fixed-cost leverage and related margin improvement associated with a 3.6% increase in comparable sales and lower commodity costs (primarily cheese). The acquisition of 57 Papa John’s restaurants, substantially all of which occurred in the last five months of 2006, did not have a significant impact on 2006 income. Additionally, the Company-owned operating results for 2005 included a gain of $2.2 million from the sale of 92 restaurants from three transactions.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income increased $9.2 million. Approximately $4.3 million of the increase occurred due to the impact of the 53rd week of operations, income from sales to the Six Flags, Inc. theme-park operator and the closing of the Jackson, Mississippi facility in 2005. The remainder of the increase is principally due to additional margin on increased sales volumes.

•                  Domestic Franchising Segment. Domestic franchising operating income increased $1.7 million, including approximately $1.0 million related to the 53rd week of operations in 2006. The increase reflected an increase in royalties of $4.1 million due to an increase of 2.9% in comparable sales for domestic franchisees and an increase in equivalent units during 2006. The increase in royalties during 2006 was partially offset by an increase in administrative costs related to the field organizational restructuring implemented in late 2005 to better drive the performance of our domestic franchise operations.

•                  International Segment. The international segment, excluding the Perfect Pizza operations in the United Kingdom sold in March 2006, reported an operating loss of $8.9 million in 2006 compared to an operating loss of $5.0 million in 2005. The decline in operating results was principally due to increased costs related to the development of our support infrastructure throughout the international segment, including the United Kingdom, to support the accelerated development of both Company-owned and franchised Papa John’s branded restaurants in our international markets. In addition, the Company incurred a $470,000 charge in 2006 related to the reorganization of one of our international operating units. During 2005, the international segment recorded a $1.1 million impairment charge associated with the United Kingdom subsidiary. The 53rd week of operations in 2006 did not have a significant impact on this segment.

•                  All Others Segment. The operating income for the “All others” reporting segment increased approximately $1.3 million primarily due to improved operating results from our insurance agency and online ordering businesses and our partnership development activities. The 53rd week of operations in 2006 did not have a significant impact on this segment.

•                  Unallocated Corporate Segment. Unallocated corporate expenses increased $3.4 million, primarily due to the following (in millions):

Increase
(Decrease)
Equity compensation and executive performance unit incentive program	$3.0
Marketing for non-traditional restaurant initiatives	2.4
Contribution to the Marketing Fund	(1.8)
Other	(0.2)
Total increase	$3.4

The increase in equity compensation and executive performance unit incentive compensation is due to compensation expense recognized for stock options and performance units awarded to management during 2005 and 2006 (see the discussion below). Additionally, increased marketing efforts, primarily related to non-traditional restaurant initiatives, such as our marketing agreement with Six Flags, Inc., resulted in additional costs of approximately $2.4 million. These increases were partially offset by the inclusion in 2005 of a $1.8 million discretionary contribution to the Papa John’s Marketing Fund to fund additional television advertising flights related to the launch of Papa’s Perfect Pan Pizza.

Equity Compensation and Executive Performance Unit Incentive Plan

The Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, effective at the beginning of fiscal 2006 using the modified-prospective method. The adoption of SFAS No. 123(R) did not have a significant impact on our 2006 operating results since we adopted SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation in 2002.

Stock options were awarded to the majority of management in March 2005 and April 2006, each with a two-year cliff vesting period. The Company also granted approximately 28,000 shares of performance-based restricted stock during the second quarter of 2006 to certain employees with a performance and vesting period of three years. There were no such grants awarded in 2004; accordingly, the timing and layering effect of the vesting provisions of the 2005 and 2006 equity-based awards resulted in an increase in expense recognition in 2006 as compared to 2005. Stock compensation expense recognized for the year ended December 31, 2006 was $4.5 million as compared to $2.4 million for the corresponding 2005 period. At December 31, 2006, there was

$4.1 million of unrecognized compensation cost related to non-vested option awards, of which the Company expects to recognize $3.2 million during 2007 and $850,000 in 2008. Additionally, performance units were awarded in 2005 and 2006 to certain members of management, with each award having a three-year performance period; no such awards were made prior to 2005. Further, the ultimate cost associated with the performance units is based on the Company’s ending stock price and total shareholder return relative to a peer group over the three-year performance period ending in December 2007 for the 2005 program and December 2008 for the 2006 program, with the award value paid in cash following the end of the respective performance periods. The total expense related to the 2005 and 2006 performance unit programs was approximately $2.7 million in 2006 compared to $1.8 million in 2005.

•                  Elimination of Intersegment Profits. The elimination represents the minority interest earnings on our joint venture arrangements.

Net interest expense decreased $1.3 million over the prior year principally due to a decrease in our average outstanding debt balance during 2006 and an increase in investment income.

The effective income tax rate was 34.5% for the year ended December 31, 2006, compared to 36.4% for the corresponding 2005 period. The decrease in the effective tax rate in 2006 was primarily due to the settlement of certain income tax issues during 2006.

Diluted earnings per share from continuing operations were $1.91 (including a $0.36 per diluted share gain from the consolidation of BIBP) in 2006, compared to $1.29 (including an $0.08 per diluted share gain from the consolidation of BIBP) in 2005. The 2006 diluted earnings per share also include the benefit of the 53rd week of operations ($0.07 per diluted share) and the above-mentioned reduction in the effective tax rate ($0.08 per diluted share). Since the inception of the share repurchase program in 1999 through the end of 2006, an aggregate of $602.2 million of shares have been repurchased (representing 38.1 million shares, at an average price of $15.80 per share). Share repurchase activity during 2006 increased earnings per diluted share from continuing operations by approximately $0.09.

Review of Operating Results

Revenues.  Domestic Company-owned restaurant sales increased 3.1% to $447.9 million in 2006, from $434.5 million for the comparable period in 2005. The increase is due to an increase in comparable sales of 3.6%, which more than offset a reduction in equivalent units (84 restaurants were sold to franchisees at the beginning of the fourth quarter of 2005 and 57 restaurants were purchased from franchisees during 2006).

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans that qualify as VIEs. Revenues from these restaurants totaled $7.9 million in 2006 as compared to $11.7 million in 2005. The decrease reflects the sale of restaurants by two franchisees to third parties during 2005 and 2006, which eliminated the VIE classification of such restaurants under Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), and the related consolidation of their operating results at the time of the respective sales.

Domestic franchise sales increased 9.2% to $1.51 billion in 2006, from $1.38 billion for the comparable period in 2005, primarily resulting from a 2.9% increase in comparable sales, and a 3.0% increase in equivalent units during 2006. Domestic franchise royalties increased 7.8% to $56.4 million in 2006 from

$52.3 million for the comparable period in 2005 primarily due to an increase in franchise sales, partially offset by an increase in royalty waivers granted to certain franchisees.

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

	Year Ended		Year Ended
	December 31, 2006		December 25, 2005
	Company-owned	Franchised	Company-owned	Franchised

Total domestic units (end of period)	577	2,080	502	2,097
Equivalent units	529	2,068	550	2,008
Comparable sales base units	514	1,951	540	1,885
Comparable sales base percentage	97.2%	94.3%	98.2%	93.9%
Average weekly sales - comparable units	$16,129	$13,826	$15,283	$13,451
Average weekly sales - other units	$10,918	$13,074	$10,805	$10,080
Average weekly sales - all units	$15,981	$13,783	$15,199	$13,245

Domestic franchise and development fees decreased to $2.6 million for 2006, including approximately $923,000 recognized upon development cancellation or franchise renewal and transfer payments, from $3.0 million for the same period in 2005, including approximately $850,000 recognized upon development cancellation or franchise renewal and transfer payments. There were 105 domestic franchised unit openings in 2006 compared to 101 in 2005. The domestic openings in 2006 include non-traditional units in 17 Six Flags theme parks, which did not generate opening fees under the terms of our multi-year marketing and partnership agreement.

Domestic commissary sales increased $14.7 million, or 3.7%, to $413.1 million for 2006, from $398.4 million for the comparable period in 2005, primarily due to increased volumes. Other sales, which includes our online and print and promotions businesses, as well as our insurance agency operations, were $50.5 million for both the 2006 and 2005 periods.

International revenues, which exclude the Perfect Pizza operations that were sold in March 2006, consist primarily of the PJUK continuing operations, denominated in British Pounds Sterling and converted to U.S. dollars (approximately 66% of total 2006 international revenues). International revenues increased 26.2% to $23.2 million in 2006, from $18.4 million in 2005, reflecting an increase in revenues from additional Company-owned units in the United Kingdom and Mexico and higher royalty revenue from additional franchised units.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 22.4% for 2006 compared to 20.3% in 2005, consisting of the following differences as a percentage of Company-owned restaurant sales:

•                Cost of sales was 1.7% lower as a percentage of sales in 2006, partially due to the impact of consolidating BIBP, which decreased cost of sales 1.0% and 0.3% in 2006 and 2005, respectively. The remaining improvement in cost of sales not explained by the year-over-year impact of consolidating BIBP resulted principally from increases in restaurant pricing, and decreases in certain commodities (primarily cheese).

•                Salaries and benefits were 0.8% lower as a percentage of sales in 2006, due to staffing efficiencies and the benefit of pricing increases.

•                Advertising and related costs as a percentage of sales were 0.5% higher in 2006, as compared to the corresponding 2005 period.

•                Occupancy and other operating costs, on a combined basis, as a percentage of sales were substantially flat year-over-year, as increases in utilities and mileage reimbursement to our team members were offset from the benefit obtained from the leverage of increased sales.

Domestic commissary and other margin was 10.7% in 2006, compared to 9.1% in 2005. Cost of sales were 72.6% of revenues in 2006, compared to 73.6% for the same period in 2005, primarily due to lower cheese costs incurred by our commissaries (cheese has a fixed-dollar as opposed to fixed-percentage mark-up). Salaries and benefits as a percentage of sales were 7.0% in 2006, compared to 6.4% in 2005. Other operating expenses decreased to 9.7% in 2006, compared to 10.9% in 2005, primarily as a result of a decrease in claims loss reserves related to the franchise insurance program recorded during 2006 as compared to 2005.

We recorded income from the franchise cheese-purchasing program, net of minority interest, of $15.2 million in 2006, compared to income of $4.7 million for the comparable period in 2005. These results only represent the portion of BIBP’s operating income or loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income from continuing operations was income of $19.0 million in 2006, compared to income of $4.5 million in 2005 (see the previous table which summarizes BIBP’s operating results for 2006 and 2005).

General and administrative expenses were $102.9 million, or 10.3% of revenues for 2006, as compared to $88.5 million or 9.1% of revenues for 2005. The increase of $14.4 million in 2006 was primarily attributable to the following:

Increase
(Decrease)

Equity compensation and executive performance
unit incentive plan	$3.0
Employee benefits costs	2.0
Marketing for non-traditional restaurant initiatives	2.4
Development of international support infrastructure	3.3
Domestic operations field organization restructuring	2.0
Other	1.7
Total increase	$14.4

Minority interests and other general expenses reflected net expense of $4.4 million in 2006, as compared to $6.9 million in 2005 as detailed below (in millions):

			Increase
	2006	2005	(Decrease)

Minority interests income	$1.6	$0.7	$0.9
Disposition and valuation-related costs of other assets	1.7	2.1	(0.4)
Provision for uncollectible accounts and notes receivable	0.9	2.4	(1.5)
Pre-opening costs	0.5	0.1	0.4
Contribution to Marketing Fund	—	1.8	(1.8)
Goodwill impairment	—	1.1	(1.1)
Closing of the Jackson, MS commissary	—	0.9	(0.9)
Gain on sale of domestic Company-owned restaurants	—	(2.2)	2.2
Other	(0.3)	—	(0.3)
Total minority interests and other general expenses	$4.4	$6.9	$(2.5)

Depreciation and amortization was $27.2 million (2.7% of revenues) for 2006, as compared to $28.8 million (3.0% of revenues) for 2005. The primary reasons for the decline in depreciation and amortization in 2006, as compared to corresponding 2005 period, were due to the sale of the 84 Company-owned restaurants at the beginning of the fourth quarter of 2005 and certain assets becoming fully depreciated in late 2005.

Net interest.   Net interest expense was $1.8 million in 2006, compared to $3.1 million in 2005. The interest expense for 2006 and 2005 includes approximately $635,000 and $772,000, respectively, related to BIBP’s debt with a third-party bank. The decrease in our 2006 net interest expense reflects a lower average outstanding debt balance in 2006 and an increase in investment income.

Income Tax Expense.   The effective income tax rate was 34.5% for 2006 compared to 36.4% for 2005. The decrease in the effective tax rate in 2006 is primarily due to the settlement of certain income tax issues in 2006, which reduced income tax expense approximately $2.5 million.

2005 Compared to 2004

Variable Interest Entities

The consolidation of BIBP had a significant impact on our operating results in both 2005 and 2004. BIBP reported pre-tax income of $4.5 million in 2005 as compared to a pre-tax loss of $23.5 million in 2004.

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income as of December 25, 2005 and December 26, 2004 (in thousands):

	Year Ended December 25, 2005			Year Ended December 26, 2004
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$11,713	$11,713	$—	$14,387	$14,387
BIBP sales	151,903	—	151,903	138,202	—	138,202
Total revenues	151,903	11,713	163,616	138,202	14,387	152,589

Operating expenses	145,962	10,997	156,959	160,944	13,256	174,200
General and administrative expenses	137	712	849	150	1,120	1,270
Other general expenses (income)	—	(75)	(75)	—	(542)	(542)
Depreciation and amortization	—	78	78	—	549	549
Total costs and expenses	146,099	11,712	157,811	161,094	14,383	175,477
Operating income (loss)	5,804	1	5,805	(22,892)	4	(22,888)
Interest expense	(1,332)	(1)	(1,333)	(567)	(4)	(571)
Income (loss) before income taxes	$4,472	$—	$4,472	$(23,459)	$—	$(23,459)

Discontinued Operations

The following summarizes the results of our Perfect Pizza discontinued operations for the years ended December 25, 2005 and December 26, 2004 (in thousands, except per share data):

	2005	2004

Net sales	$13,632	$17,080
Operating expenses	8,837	10,392
G&A expenses	1,658	1,411
Other expenses	299	182
Income before income taxes	2,838	5,095
Income tax expense	1,050	1,911
Net income from discontinued operations	$1,788	$3,184

Basic earnings per common share	$0.05	$0.09

Earnings per common share - assuming dilution	$0.05	$0.09

Summary of Operating Results from Continuing Operations

Total revenues increased 4.7% to $968.8 million in 2005 compared to $925.3 million in 2004, primarily consisting of the following:

•                  A $21.8 million increase in Company-owned restaurant revenues as compared to the prior year, primarily due to an increase in comparable sales of 7.4%, partially offset by a decline in units due to the sale of 84 restaurants at the beginning of the fourth quarter in 2005.

•                  A $21.7 million increase in domestic commissary sales, reflecting the impact of higher commodity prices, principally cheese.

•                  These increases were partially offset by a decline in the Company’s franchise insurance premium revenue as a result of discontinuing the captive insurance program. In addition, variable interest entities restaurant sales declined $2.7 million due to the sale of one of the previously consolidated franchise entities to a third party as of the beginning of the second quarter of 2005.

Our income from continuing operations before income taxes totaled $69.6 million in 2005, as compared to $32.1 million in 2004 as summarized in the following table on an operating segment basis (in thousands):

			Increase
	2005	2004	(Decrease)

Domestic Company-owned restaurants	$25,284	$5,069	$20,215
Domestic commissaries	25,446	19,797	5,649
Domestic franchising	49,821	46,076	3,745
International	(5,006)	(4,309)	(697)
Variable interest entities	4,472	(23,459)	27,931
All others	4,298	2,620	1,678
Unallocated corporate expenses	(34,172)	(14,035)	(20,137)
Elimination of intersegment losses (profits)	(511)	299	(810)
Total income from continuing operations before income taxes	$69,632	$32,058	$37,574

Excluding the impact of the consolidation of BIBP (pre-tax gain of $4.5 million or $0.08 per diluted share in 2005 and a pre-tax loss of $23.5 million or $0.42 per diluted share in 2004), 2005 income from continuing operations before income taxes was $65.2 million (6.7% of total revenues), compared to $55.5 million (6.0% of total revenues) in 2004. This increase of $9.7 million (excluding the consolidation of BIBP) was principally due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income increased $20.2 million in 2005 over the prior year, primarily due to the fixed cost leverage associated with an increase of 7.4% in comparable sales during 2005 and improved margin from an increase in restaurant pricing, partially offset by increased commodity costs (principally cheese). We implemented a delivery charge for the majority of Company-owned restaurants in June 2005, which allowed additional pricing flexibility that led to increased comparable transactions during the last half of 2005. Additionally, the Company-owned operating results in 2005 include a gain of $2.2 million from the sale of 92 restaurants from three transactions.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income increased $5.6 million, primarily due to an improved operating margin and lower administrative costs, partially offset by increased distribution costs of $2.0 million as a result of higher fuel costs. The 2005 operating income also includes a pre-tax charge of $925,000 associated with the closing of the Jackson, Mississippi facility at the end of March 2005. The $925,000 pre-tax charge includes severance payments and a write-off of the remaining net book value of the property, net of salvage value.

•                  Domestic Franchising Segment. Domestic franchising operating income increased $3.7 million, primarily as a result of higher royalties due to an increase of 4.3% in comparable sales for domestic franchisees and lower administrative costs associated with franchise operations.

•                  International Segment. The international segment, which excludes the Perfect Pizza operations that were sold in March 2006, reported an operating loss of $5.0 million in 2005 compared to an operating loss of $4.3 million in 2004. The decrease in operating results was principally due to the $1.1 million impairment charge associated with the United Kingdom subsidiary.

•                  All Others Segment. The operating income for the “All others” reporting segment increased approximately $1.7 million, primarily due to increased sales from our print and promotions operations and an incremental $1.0 million charge incurred by the franchise insurance program during 2004 related to claims loss reserves.

•                  Unallocated Corporate Segment. The increase in unallocated corporate expenses of $20.1 million occurred primarily due to the following (in millions):

Increase
(Decrease)

Business unit and corporate management bonuses	$7.3
Equity compensation and executive performance unit incentive plan	2.1
Professional fees	3.7
Employee benefits costs	1.6
Contribution to the Marketing Fund	1.8
Reduced allocation to operating units and other	5.5
Lease accounting adjustments recorded in 2004	(1.9)
Total increase	$20.1

The increase in business unit and corporate management bonuses was the result of meeting pre-established performance goals in 2005 as compared to minimal bonuses earned in 2004. The increased equity compensation charge was primarily related to the performance unit component of the 2005 executive incentive compensation program. The ultimate cost associated with the performance units is based on the Company’s ending stock price and total shareholder return relative to a peer group over a three-year performance period ending in December 2007, with the awards paid in cash at the end of the performance period. There were no such performance units outstanding in 2004.

The increased professional fees were primarily related to consulting expenses associated with certain marketing and franchisee effectiveness projects. The increase in employee benefits costs consisted primarily of payroll taxes associated with an increased level of stock option exercises and an increase in the employer portion of FICA taxes paid on employee tips and increased health insurance costs. The Company made a discretionary contribution of $1.8 million to the Papa John’s Marketing Fund to fund an additional national television advertising flight in 2005 related to the launch of Papa’s Perfect Pan Pizza. The 2004 results included certain lease and leasehold accounting adjustments amounting to $1.9 million.

Diluted earnings per share from continuing operations were $1.29 (including an $0.08 per diluted share gain from the consolidation of BIBP) in 2005, compared to $0.58 (including a $0.42 per diluted share loss from the consolidation of BIBP) in 2004. In December 1999, we began a repurchase program for our common stock. Since the inception of the share repurchase program in 1999 through the end of 2005, an aggregate of $495.9 million of shares had been repurchased (representing 34.7 million shares, at an average price of $14.29 per share. The share repurchases activity during 2005 increased earnings per diluted share from continuing operations by approximately $0.04.

Review of Operating Results

Revenues.  Domestic Company-owned restaurant sales increased 5.3% to $434.5 million in 2005, from $412.7 million for the comparable period in 2004. The 5.3% increase was primarily due to a comparable sales increase of 7.4% in 2005, partially offset by a decrease in equivalent company-owned units due to the sale of 84 restaurants at the beginning of the fourth quarter of 2005.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans that qualify as VIEs. We began consolidating the operating results of these entities in the second quarter of 2004. Beginning in the second quarter of 2005, one of the franchise entities, with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party. Accordingly, beginning in the second quarter of 2005, we were no longer required to consolidate the operating results of these 19 restaurants.

Domestic franchise sales increased 6.2% to $1.38 billion in 2005 from $1.30 billion for the comparable period in 2004 primarily resulting from a 4.3% increase in comparable sales, and an increase in equivalent units during 2005. Domestic franchise royalties increased 4.0% to $52.3 million from $50.3 million for the comparable period in 2004 primarily due to an increase in franchise sales, partially offset by an increase in royalty waivers granted to certain franchisees.

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

Domestic franchise and development fees increased to $3.0 million for 2005, including approximately $850,000 recognized upon development cancellation or franchise renewal and transfer payments, from $2.5 million for the same period in 2004, including approximately $590,000 recognized upon development cancellation or franchise renewal and transfer payments. There were 101 domestic franchised unit openings in 2005 compared to 97 in 2004.

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

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 20.3% for 2005 compared to 15.5% in 2004, consisting of the following differences as a percentage of Company-owned restaurant sales:

•                  Cost of sales was 2.7% lower as a percentage of sales in 2005, partially due to the impact of consolidating BIBP, which decreased cost of sales 0.3% in 2005 and increased cost of sales 1.5% in 2004. The remaining improvement in cost of sales not explained by the year-over-year impact of consolidating BIBP resulted principally from increases in restaurant pricing, partially offset by increases in commodities (primarily cheese).

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

General and administrative expenses were $88.5 million, or 9.1% of revenues for 2005, as compared to $71.0 million or 7.7% of revenues for 2004. The increase in 2005 was primarily attributable to the previously mentioned increases in unallocated corporate expenses, including bonuses paid to corporate and restaurant management, equity compensation expense, employee benefits costs and professional fees.

Minority interests and other general expenses reflected net expense of $6.9 million in 2005, as compared to $2.6 million in 2004 as detailed below (in millions):

	2005	2004	Increase (Decrease)

Minority interests income (loss)	$0.7	$(0.1)	$0.8
Disposition and valuation-related costs of other assets	2.1	1.8	0.3
Provision for uncollectible accounts and notes receivable	2.4	1.8	0.6
Pre-opening costs	0.1	0.1	—
Contribution to the Marketing Fund	1.8	—	1.8
Goodwill impairment	1.1	—	1.1
Closing of the Jackson, MS commissary	0.9	—	0.9
Gain on sale of Company-owned restaurants	(2.2)	(0.2)	(2.0)
Gain on sale of unused property	—	(0.6)	0.6
Other	—	(0.2)	0.2
Total minority interests and other general expenses	$6.9	$2.6	$4.3

Depreciation and amortization was $28.8 million (3.0% of revenues) for 2005, as compared to $31.2 million (3.4% of revenues) for 2004.

Net interest. Net interest expense was $3.1 million in 2005, compared to $4.6 million in 2004. The interest expense for 2005 and 2004 included approximately $772,000 and $388,000, respectively, related to BIBP’s debt with a third-party bank. The decline in 2005 net interest expense reflected the decline in our average outstanding debt balance, and an increase in investment income resulting from increased interest rates.

Income Tax Expense. The effective income tax rate was 36.4% for 2005 compared to 37.5% for 2004. The decrease in the effective tax rate was primarily related to an increase in FICA tax credits associated with an increase in the employer portion of FICA taxes paid on employee tips, which is reported in general and administrative expenses.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands) at year-end:

	2006	2005

Revolving line of credit	$96,500	$49,000
Debt associated with VIEs *	525	6,100
Other	11	16
Total debt	97,036	55,116
Less: current portion of debt	(525)	(6,100)
Long-term debt	$96,511	$49,016

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

In January 2006, we executed a five-year, unsecured Revolving Credit Facility (“New Credit Facility”) totaling $175.0 million that replaced a $175.0 million Revolving Credit Facility (“Old Credit Facility”). Under the New Credit Facility, outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option. The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined under the New Credit Facility. Under the Old Credit Facility, outstanding balances accrued interest at 62.5 to 100.0 basis points over LIBOR. The commitment fee on the unused balance ranged from 15.0 to 20.0 basis points.

Cash flow provided by operating activitites from continuing operations increased to $85.2 million in 2006 from $82.1 million in 2005. The consolidation of BIBP increased cash flow from operations by approximately $19.0 million in 2006 and $4.5 million in 2005 (as reflected in the net income and deferred income taxes captions in the accompanying “Consolidated Statements of Cash Flows”).   Excluding the impact of the consolidation of BIBP, cash flow from continuing operations decreased $11.4 million in 2006 as compared to 2005, primarily due to unfavorable working capital changes with accounts receivable and other liabilities. The 2006 operating cash flows were negatively impacted by increased payments of claim liabilities related to insurance policies issued by the Company’s captive insurance subsidiary in 2000 through 2004. The 2005 operating cash flows were favorably impacted by the collection of unusually high prior year accounts receivable balances. In addition, a decrease in cash flow from continuing operations occurred due to the classification in 2006 of $6.5 million of excess tax benefits related to the exercise of non-qualified stock options from operating activities to financing activities as required by SFAS No. 123(R).

Cash flow provided by operating activities from continuing operations increased to $82.1 million in 2005 from $38.6 million in 2004. The consolidation of BIBP increased cash flow from operations by approximately $4.5 million in 2005 and reduced cash flow from operations by approximately $23.5 million in 2004. The primary reasons for the $15.5 million increase in cash flow from continuing operations in 2005 (prior to BIBP consolidation) were the above-noted increases in operating income from continuing operations, net of income taxes, favorable working capital changes, including income taxes, accounts receivable and prepaid expenses, and the tax benefit related to the exercise of non-qualified stock options.

During 2006, we acquired 65 Papa John’s restaurants as summarized below (in thousands).

	2006
	Cash Paid	Recorded Goodwill

Acquired 43 restaurants in Phoenix and Flagstaff, Arizona	$17,658	$14,190
Acquired 11 restaurants in Raleigh, North Carolina	8,800	7,995
Acquired 5 restaurants and QCC in Beijing, China	4,285	3,592
Other acquisitions of 6 restaurants and a QCC	1,200	361
Total *	$31,943	$26,138

*Substantially all of the remaining purchase price was allocated to acquired property and equipment.

In July 2006, we completed the acquisition of 43 franchised Papa John’s restaurants located in the Phoenix and Flagstaff, Arizona markets. The purchase price was $17.7 million, which was paid in cash, of which approximately $14.2 million was recorded as goodwill.

Effective September 25, 2006, we completed the acquisition of 11 franchised Papa John’s restaurants located in the Raleigh, North Carolina market. The purchase price was $8.8 million, which was paid in cash, of which $8.0 million was recorded as goodwill.

In December 2006, we completed the acquisition of five franchised Papa John’s restaurants and a commissary located in Beijing, China. The purchase price was $4.3 million of which approximately $3.6 million was recorded as goodwill.

The business combinations for 2006 were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition are included in our consolidated financial results.  The acquisitions did not significantly impact 2006 operating income as transition costs substantially offset incremental unit level income.

In the fourth quarter of 2005, Star Papa, our 51% owned joint venture operating Papa John’s restaurants in Texas, completed the acquisition of six independently owned franchised Papa John’s restaurants located in the Austin, Texas area. We also completed two agreements to purchase 12 Papa John’s franchised restaurants located in the Philadelphia, Pennsylvania area during the fourth quarter. The total consideration for these 18 restaurants was $4.5 million in cash and the forgiveness of accounts receivable approximating $500,000.

In the fourth quarter of 2005, we completed the sale of 84 Company-owned restaurants, with annual revenues approximating $53.0 million, in Colorado and Minnesota to a new franchise group, PJCOMN Acquisition Corporation, an affiliate of Washington, DC-based private equity firm Milestone Capital Management, LLC, pursuant to an agreement announced in August 2005. The total consideration was $12.0 million, including $1.0 million for prepaid royalties, and was received in cash at closing. The sale of the restaurants resulted in a one-time gain of $1.1 million in 2005.

In addition, during 2005 we completed the sale of five Company-owned restaurants in Florida, with annual revenues approximating $4.0 million. Total proceeds from the transaction were $1.3 million, which were received in cash in fiscal 2006. We recorded a gain of approximately $1.0 million in the fourth quarter from the sale of the five restaurants.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Purchases of property and equipment amounted to $39.4 million, $17.5 million and $21.0 million in 2006, 2005 and 2004, respectively, and are summarized by operating segment in “Note 22” of “Notes to Consolidated Financial Statements.”

Additionally, we began a common stock repurchase program in December 1999. We repurchased 3.4 million common stock shares for $106.3 million during fiscal 2006. Our Board of Directors has authorized up to an aggregate of $675.0 million for the share repurchase program through December 30, 2007. At December 31, 2006, a total of 38.1 million shares have been repurchased for $602.2 million at an average price of $15.80 per share since the repurchase program started in 1999 (approximately 3.4 million shares in 2006, 3.3 million shares in 2005, 4.3 million shares in 2004 and 27.1 million shares prior to 2004). Subsequent to year-end (through February 20, 2007), we acquired an additional 793,000 shares at an aggregate cost of $22.9 million. As of February 20, 2007, approximately $50.0 million remains available for repurchase of common stock under this authorization.

The outstanding principal balance under our revolving line of credit increased from $49.0 million in 2005 to $96.5 million in 2006, primarily as a result of the previously mentioned restaurant acquisitions and repurchases of the Company’s common stock.

Total 2007 capital expenditures are expected to be approximately $50.0 million compared to $39.4 million in 2006. The planned increase will support growth initiatives, including the domestic Company-owned new unit growth, an expansion of printing capacity for the Support Services business unit, accelerated development of Papa John’s branded units in the United Kingdom and China, as well as technical support assets for numerous areas of the business, including the online ordering function. In addition to the above-mentioned planned capital expenditures, we may consider additional domestic and international acquisitions to accelerate growth of Papa John’s branded units in certain markets.

We expect to fund the planned capital expenditures, restaurant acquisitions and any additional share repurchases of our common stock for the next twelve months from operating cash flow and approximately $51 million remaining availability under our line of credit, reduced for certain outstanding letters of credit. Our total debt was $97.0 million, including $525,000 associated with BIBP, at December 31, 2006, compared to $55.1 million, including $6.1 million associated with BIBP, at December 25, 2005.

Contractual obligations and payments as of December 31, 2006 due by year are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Contractual Obligations:

Long-term debt	$—	$11	$—	$—	$11
Revolving line of credit	—	—	96,500	—	96,500
Total debt	—	11	96,500	—	96,511
Operating leases	24,387	39,256	26,494	23,261	113,398
Total contractual obligations	$24,387	$39,267	$122,994	$23,261	$209,909

Off-Balance Sheet Arrangements

The off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition are leases of Company-owned restaurant sites, QC Centers, office space and transportation equipment.

As a condition of the sale of the Perfect Pizza operations in March 2006, we remain contingently liable for payment under approximately 58 lease arrangements, primarily associated with Perfect Pizza restaurant sites. The leases have varying terms, the latest of which expires in 2017. As of December 31, 2006, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the franchisor and franchisee was $8.3 million. We believe our cross-default provisions with the Perfect Pizza franchisor significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we have not recorded any liability with respect to such leases at December 31, 2006.

As a result of assigning our interest in obligations under real estate leases as a condition to the sale of certain domestic Company-owned restaurants, we remain contingently liable for payment under the lease agreements. These leases have varying terms, the latest of which expires in 2016. As of December 31, 2006 and December 25, 2005, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $4.1 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we have not recorded any liability with respect to such leases at December 31, 2006.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$38,078	$—	$—	$—	$38,078

See “Notes 9, 12 and 17” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

The contractual obligations above exclude the debt, operating leases and other commercial commitments associated with VIEs. The third-party creditors and landlords of the VIEs do not have any recourse to Papa John’s.

Impact of Inflation

We do not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly commodities, labor, benefits, insurance, utilities and fuel, could have a significant impact on us in the future.

Forward-Looking Statements

Certain information contained in this annual report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to: the uncertainties associated with litigation; changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; increases in or sustained high cost levels of food, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers, if needed; health- or disease-related disruptions or consumer concerns about commodities supplies; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; local governmental agencies’ restrictions on the sale of certain food products; higher-than-anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; franchisee relations; federal and state laws governing such matters as wages, benefits, working conditions, citizenship requirements and overtime, including pending legislation to increase the federal minimum wage; and labor shortages in various markets resulting in higher required wage rates. The above factors might be especially harmful to the financial viability of franchisees or Company-owned operations in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Additionally, domestic franchisees are only required to purchase seasoned sauce and dough from our QC Centers and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our QC Centers. Our international operations are subject to additional factors, including economic, political and health conditions in the countries in which the Company or its franchisees operate; currency regulations and fluctuations; differing business and social cultures and consumer preferences; diverse government regulations and structures; ability to obtain high-quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our debt at December 31, 2006 was principally comprised of a $96.5 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels. In November 2001, we entered into an interest rate swap agreement that provided for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005 and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

During December 2005, we entered into a new interest rate swap agreement that provides for a fixed rate of 4.98%, as compared to LIBOR, on the following amount of floating rate debt:

March 15, 2006 to January 16, 2007	$50 million
January 16, 2007 to January 15, 2009	$60 million
January 15, 2009 to January 15, 2011	$50 million

The effective interest rate on the line of credit, including the impact of the December 2005 interest rate swap agreement, was 5.64% as of December 31, 2006. An increase in the present interest rate of 100 basis points on the line of credit debt balance outstanding as of December 31, 2006, as mitigated by the interest rate swap based on present interest rates, would increase interest expense approximately $465,000. The annual impact of a 100-basis-point increase in interest rates on the debt associated with BIBP would be $5,000.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on our operating results.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. As previously discussed in “Results of Operations and Critical Accounting Policies and Estimates,” we have a purchasing arrangement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Under this arrangement, domestic Company-owned and franchised restaurants are able to purchase cheese at a fixed price per pound throughout a given quarter, based in part on historical average cheese prices. Gains and losses incurred by BIBP are used as a factor in determining adjustments to the selling price to restaurants over time. Accordingly, for any given quarter, the price paid by the domestic Company-owned and franchised restaurants may be less than or greater than the prevailing average market price.

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic

Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our operating results in 2006, 2005 and 2004 and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter in 2006, 2005 and 2004:

	Actual Block Price			BIBP Block Price
	2006	2005	2004	2006	2005	2004

Quarter 1	$1.268	$1.539	$1.426	$1.548	$1.520	$1.220
Quarter 2	1.182	1.515	2.012	1.482	1.550	1.326
Quarter 3	1.215	1.485	1.528	1.525	1.677	1.556
Quarter 4	1.306	1.442	1.617	1.447	1.625	1.535
Full Year	$1.243	$1.495	$1.646	$1.501	$1.593	$1.409

The following table presents the block price for cheese and the BIBP block price by quarter as projected through 2007 (based on the February 20, 2007 Chicago Mercantile Exchange (CME) milk futures market prices):

		Block Price
		Projected 2007		BIBP 2007

Quarter 1	*	$1.428		$1.344
Quarter 2	*	1.642		1.379
Quarter 3	*	1.709	*	1.514
Quarter 4	*	1.659	*	1.602
Full Year	*	$1.610	*	$1.460

*Amounts are estimates based on futures prices.

The following table presents the 2004, 2005, and 2006 impact by quarter on our pre-tax income due to consolidating BIBP. Additionally, based on the CME milk futures market prices as of February 20, 2007, and the actual first- and second-quarter 2007 and projected third- and fourth-quarter 2007 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase (decrease) our pre-tax income as follows in 2007 (in thousands):

	Projected 2007	Actual 2006	Actual 2005	Actual 2004

Quarter 1	$(2,117)	$5,389	$(1,595)	$(1,645)
Quarter 2	(6,630)	6,303	(185)	(18,342)
Quarter 3	(4,754)	5,336	3,044	(506)
Quarter 4	(1,523)	1,959	3,208	(2,966)
Full Year	$(15,024)	$18,987	$4,472	$(23,459)

The 2007 projections above are based upon current futures market prices. Historically, actual results have been subject to large fluctuations and have differed significantly from previous projections using the futures market prices.

Over the long term, we expect to purchase cheese at a price approximating the actual average market price and therefore we do not generally make use of financial instruments to hedge commodity prices.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The consolidated financial statements appearing in this Annual Report have been prepared by management, that is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2006.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Papa John’s International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and subsidiaries at December 31, 2006 and December 25, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Papa John’s International, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 26, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Papa John’s International, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 8 of Part II of this Form 10-K, that Papa John’s International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Papa John’s International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Papa John’s International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Papa John’s International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 26, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 26, 2007

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Income

(In thousands, except per share amounts)	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Domestic revenues:
Company-owned restaurant sales	$447,938	$434,525	$412,676
Variable interest entities restaurant sales	7,859	11,713	14,387
Franchise royalties	56,374	52,289	50,292
Franchise and development fees	2,597	3,026	2,475
Commissary sales	413,075	398,372	376,642
Other sales	50,505	50,474	53,117
International revenues:
Royalties and franchise and development fees	7,551	6,529	5,010
Restaurant and commissary sales	15,658	11,860	10,747
Total revenues	1,001,557	968,788	925,346
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	88,311	93,255	99,743
Salaries and benefits	131,946	131,654	130,642
Advertising and related costs	41,279	37,942	38,258
Occupancy costs	27,245	26,392	25,950
Other operating expenses	58,824	57,117	54,015
Total domestic Company-owned restaurant expenses	347,605	346,360	348,608
Variable interest entities restaurant expenses	6,708	10,188	12,667
Domestic commissary and other expenses:
Cost of sales	336,659	330,495	309,746
Salaries and benefits	32,363	28,583	28,458
Other operating expenses	45,153	49,140	57,100
Total domestic commissary and other expenses	414,175	408,218	395,304
Loss (income) from the franchise cheese-purchasing program, net of minority interest	(15,247)	(4,662)	16,599
International operating expenses	15,824	11,865	10,632
General and administrative expenses	102,920	88,464	71,047
Minority interests and other general expenses	4,409	6,905	2,648
Depreciation and amortization	27,208	28,750	31,159
Total costs and expenses	903,602	896,088	888,664
Operating income from continuing operations	97,955	72,700	36,682
Investment income	1,682	1,248	689
Interest expense	(3,480)	(4,316)	(5,313)
Income from continuing operations before income taxes	96,157	69,632	32,058
Income tax expense	33,171	25,364	12,021
Income from continuing operations	62,986	44,268	20,037
Income from discontinued operations, net of tax	389	1,788	3,184
Net income	$63,375	$46,056	$23,221

Basic earnings per common share:
Income from continuing operations	$1.95	$1.32	$0.58
Income from discontinued operations, net of tax	0.01	0.05	0.09
Basic earnings per common share	$1.96	$1.37	$0.67

Earnings per common share - assuming dilution:
Income from continuing operations	$1.91	$1.29	$0.58
Income from discontinued operations, net of tax	0.01	0.05	0.09
Earnings per common share - assuming dilution	$1.92	$1.34	$0.67

Basic weighted average shares outstanding	32,312	33,594	34,414
Diluted weighted average shares outstanding	33,046	34,316	34,810

Supplemental data (see Note 16):
Revenues - affiliates	$57,140	$69,134	$72,049
Other income - affiliates	66	378	270

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)	December 31, 2006	December 25, 2005

Assets
Current assets:
Cash and cash equivalents	$12,979	$22,098
Accounts receivable (less allowance for doubtful accounts of $4,471 in 2006 and $6,379 in 2005)	22,543	18,937
Accounts receivable-affiliates (less allowance for doubtful accounts of $1,456 in 2006 and $1,022 in 2005)	783	2,363
Inventories	26,729	26,030
Prepaid expenses	7,779	5,631
Other current assets	7,368	7,825
Deferred income taxes	6,362	7,085
Assets of discontinued operations held for sale	—	2,039
Total current assets	84,543	92,008
Investments	1,254	6,282
Net property and equipment	197,722	178,447
Notes receivable (less allowance for doubtful accounts of $1,705 in 2006 and $1,499 in 2005)	12,104	5,017
Notes receivable-affiliates	—	2,650
Deferred income taxes	1,643	1,899
Goodwill	67,357	41,878
Other assets	15,016	13,772
Assets of discontinued operations held for sale	—	8,609
Total assets	$379,639	$350,562

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,202	$28,937
Income and other taxes	15,136	16,862
Accrued expenses	57,233	49,634
Current portion of debt	525	6,100
Total current liabilities	102,096	101,533
Unearned franchise and development fees	7,562	7,256
Long-term debt, net of current portion	96,511	49,016
Other long-term liabilities	27,302	31,478
Stockholders’ equity:
Preferred stock ($.01 par value per share; no shares issued)	—	—
Common stock ($.01 par value per share; issued 34,101 in 2006 and 33,081 in 2005)	341	331
Additional paid-in capital	187,990	160,999
Accumulated other comprehensive income (loss)	515	(290)
Retained earnings	63,614	239
Treasury stock (3,405 shares in 2006, at cost)	(106,292)	—
Total stockholders’ equity	146,168	161,279
Total liabilities and stockholders’ equity	$379,639	$350,562

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 28, 2003	36,226	$634	$219,267	$(3,116)	$293,921	$(351,434)	$159,272
Comprehensive income:
Net income	—	—	—	—	23,221	—	23,221
Change in valuation of interest rate swap agreement, net of tax of $1,368	—	—	—	2,233	—	—	2,233
Other, net	—	—	—	328	—	—	328
Comprehensive income							25,782
Exercise of stock options	1,534	16	18,170	—	—	—	18,186
Tax benefit related to exercise of non-qualified stock options	—	—	2,869	—	—	—	2,869
Acquisition of Company common stock	(4,300)	—	—	—	—	(68,911)	(68,911)
Other	—	—	2,025	—	—	—	2,025
Balance at December 26, 2004	33,460	650	242,331	(555)	317,142	(420,345)	139,223
Comprehensive income:
Net income	—	—	—	—	46,056	—	46,056
Change in valuation of interest rate swap agreement, net of tax of $376	—	—	—	598	—	—	598
Other, net	—	—	—	(333)	—	—	(333)
Comprehensive income							46,321
Issuance of common shares from treasury stock	55	1	—	—	—	1,000	1,001
Exercise of stock options	2,832	28	42,067	—	—	—	42,095
Tax benefit related to exercise of non-qualified stock options	—	—	5,629	—	—	—	5,629
Acquisition of Company common stock	(3,266)	—	—	—	—	(75,325)	(75,325)
Retire treasury stock		(348)	(131,363)		(362,959)	494,670	—
Other	—	—	2,335	—	—	—	2,335
Balance at December 25, 2005	33,081	331	160,999	(290)	239	—	161,279
Comprehensive income:
Net income	—	—	—	—	63,375	—	63,375
Change in valuation of interest rate swap agreement, net of tax of $212	—	—	—	360	—	—	360
Other, net	—	—	—	445	—	—	445
Comprehensive income							64,180
Exercise of stock options	1,020	10	15,204	—	—	—	15,214
Tax benefit related to exercise of non-qualified stock options	—	—	7,216	—	—	—	7,216
Acquisition of Company common stock	(3,405)	—	—	—	—	(106,292)	(106,292)
Other	—	—	4,571	—	—	—	4,571
Balance at December 31, 2006	30,696	$341	$187,990	$515	$63,614	$(106,292)	$146,168

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

At December 31, 2006, the accumulated other comprehensive income of $515 was comprised of unrealized foreign currency translation gains of $1,100 and a net unrealized gain on investments of $6, partially offset by a $584 pension plan liability for PJUK and a net unrealized loss on the interest rate swap of $7.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Operating activities
Net income	$63,375	$46,056	$23,221
Results from discontinued operations (net of income taxes)	(389)	(1,788)	(3,184)
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant closure, impairment and disposition gains	(260)	(2,039)	(203)
Goodwill impairment	—	1,050	—
Provision for uncollectible accounts and notes receivable	3,445	4,367	2,799
Depreciation and amortization	27,208	28,750	31,159
Deferred income taxes	3,191	4,385	(16,280)
Stock-based compensation expense	4,517	2,358	2,057
Excess tax benefit related to exercise of non-qualified stock options	(6,533)	—	—
Other	5,158	6,266	2,548
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,020)	(231)	(10,476)
Inventories	(583)	(3,811)	(5,927)
Prepaid expenses	(2,148)	3,124	(2,538)
Other current assets	(630)	(409)	(709)
Other assets and liabilities	(7,211)	(2,971)	(795)
Accounts payable	(2,168)	(5,860)	6,082
Income and other taxes	(1,726)	(408)	5,199
Accrued expenses	5,655	4,230	3,348
Unearned franchise and development fees	306	(952)	2,298
Net cash provided by operating activities from continuing operations	85,187	82,117	38,599
Operating cash flows from discontinued operations	414	2,168	3,183
Net cash provided by operating activities	85,601	84,285	41,782
Investing activities
Purchase of property and equipment	(39,352)	(17,546)	(20,950)
Proceeds from sale of property and equipment	286	61	3,648
Purchase of investments	(2,014)	(8,565)	(6,049)
Proceeds from sale or maturity of investments	6,983	10,880	5,014
Loans issued	(6,181)	(5,875)	(3,648)
Loan repayments	9,339	7,434	4,144
Acquisitions	(31,943)	(4,475)	—
Proceeds from divestitures of restaurants	1,300	11,000	78
Net cash from continuing operations used in investing activities	(61,582)	(7,086)	(17,763)
Proceeds from divestiture of discontinued operations	8,020	—	—
Net cash used in investing activities	(53,562)	(7,086)	(17,763)
Financing activities
Net proceeds (repayments) from line of credit facility	47,500	(29,500)	17,500
Net proceeds (repayments) from short-term debt - variable interest entities	(5,575)	(7,975)	14,032
Payments on long-term debt	—	—	(253)
Proceeds from issuance of common stock	—	1,001	—
Excess tax benefit related to exercise of non-qualified stock options	6,533	—	—
Proceeds from exercise of stock options	15,214	42,095	18,186
Acquisition of Company common stock	(106,292)	(75,325)	(68,911)
Proceeds from formation of joint venture	—	—	2,500
Other	1,293	300	(31)
Net cash used in financing activities	(41,327)	(69,404)	(16,977)
Effect of exchange rate changes on cash and cash equivalents	169	(395)	331
Change in cash and cash equivalents	(9,119)	7,400	7,373
Cash resulting from consolidation of variable interest entities	—	—	254
Cash and cash equivalents at beginning of year	22,098	14,698	7,071
Cash and cash equivalents at end of year	$12,979	$22,098	$14,698

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” currently in 49 states, the District of Columbia, Puerto Rico and 26 countries. We also operated and franchised pizza delivery and carryout restaurants under the trademark “Perfect Pizza” in the United Kingdom until March 2006, when we sold our Perfect Pizza operations, consisting of the franchised units and related distribution operations. Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Papa John’s and its subsidiaries. We began consolidating BIBP Commodities, Inc. (“BIBP”), a variable interest entity (“VIE”) as of December 28, 2003, and we began consolidating the financial results of franchise entities deemed VIEs in the second quarter of 2004. The results of our Company-owned operations in Mexico and China are consolidated one month in arrears. The results of our captive insurance subsidiary, RSC Insurance Services, Ltd. (“RSC”), are consolidated one quarter in arrears. All significant intercompany balances and transactions have been eliminated.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. The 2006 fiscal year consists of 53 weeks, and all other fiscal years presented consist of 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include allowance for doubtful accounts and notes receivable, long-lived and intangible assets, insurance reserves and income tax reserves.  Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

Revenue Recognition

Franchise fees are recognized when a franchised restaurant begins operations, at which time we have performed our obligations related to such fees. Fees received pursuant to development agreements that grant the right to develop franchised restaurants in future periods in specific geographic areas are deferred and recognized on a pro rata basis as the franchised restaurants subject to the development agreements begin operations. Both franchise and development fees are nonrefundable. Retail sales from Company-owned restaurants and franchise royalties, which are based on a percentage of franchise restaurant sales, are recognized as revenues when the products are delivered to or carried out by customers.

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

Investments are comprised of cash equivalent or U.S. government securities. Such investments are designated for the purpose of funding insurance claim payments and are not available for general use. The investments are classified as available for sale securities and are stated at fair value, which approximates carrying value, based upon quoted market prices.

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

Inventories

Inventories, which consist of food products, paper goods and supplies, smallwares, and printing and promotional items, are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market.

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

Depreciation expense was $26.5 million in 2006, $26.2 million in 2005 and $29.1 million in 2004.

Leases and Leasehold Improvements

We account for leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and other related guidance. SFAS No. 13 requires lease expense to be recognized on a straight-line basis over the expected life of the lease term. A lease term often includes option periods, available at the inception of the lease, when failure to renew the lease would impose a penalty to us. Such penalty may include the recognition of impairment on our leasehold improvements should we choose not to continue the use of the leased property.

During the fourth quarter of 2004, we completed a comprehensive review of our accounting for leases and leasehold improvements, including the recognition of incentive payments received from landlords. We determined leasehold improvements were in some cases amortized over a longer period than the remaining underlying lease term, and that straight-line lease expense was in some cases calculated over an insufficient expected remaining lease term. As a result, we recorded a cumulative adjustment of $1.9 million, of which $1.5 million was recorded as an increase to rent expense in general and administrative expenses and $400,000 was recorded as an increase to depreciation expense in depreciation and amortization in the accompanying 2004 consolidated statements of income. Approximately $1.6 million of the adjustment was related to years prior to 2004 and was not considered material to any of the prior period financial statements to warrant a restatement of those financial statements. There was no significant impact on the 2006 and 2005 income statements associated with the change in accounting for leases.

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

The recoverability of intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the fair value derived from discounted cash flows of the reporting unit to its carrying value. Our United Kingdom subsidiary, PJUK, has reported deteriorating operating results for the past three years primarily due to lower sales by Perfect Pizza restaurants, which were sold in March 2006, and a decrease in net franchise units due to restaurant closings. Based on our analysis of PJUK’s estimated fair value during the fourth quarter of 2005, we concluded that an impairment charge of $1.1 million was necessary, which is included in other general expenses in the accompanying consolidated statements of income (no goodwill impairment charge was incurred in 2006 or 2004).

At December 31, 2006, we had a net investment of approximately $24.1 million associated with PJUK, of which approximately $17.2 million was composed of goodwill.  In addition to the sale of Perfect Pizza operations, as discussed below in the “Discontinued Operations” section, we have restructured management and developed plans for PJUK to improve its future operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives are not successful, additional impairment charges could occur. See Note 7 for additional information concerning our carrying value for goodwill.

Restaurant Closures

We recognize the costs associated with restaurant closures at the time such costs are actually incurred, as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, generally expected to be at the time the closing occurs. There were no significant restaurant closure charges recorded in 2006, 2005 and 2004.

Discontinued Operations

The Company sold its Perfect Pizza operations, consisting of the franchised units and related distribution operations in March 2006, which were classified as discontinued (see Note 4).  A business component that either has been disposed of or is classified as held for sale is accounted for as a discontinued operation if the cash flow of the component has been or will be eliminated from the ongoing operations of the Company and the Company will no longer have any significant continuing involvement in the business. The results of operations of the discontinued operations through the date of sale, including any gain or loss on disposition, are aggregated and presented on a separate line in the income statement. Prior to dispositions, the assets and liabilities of discontinued operations are aggregated and reported on separate lines in the balance sheet. We have separately disclosed the operating and investing activities of the cash flows attributable to our discontinued Perfect Pizza operations. There was not an impact on our financing activities associated with the discontinued operations for the three years presented in the statements of cash flows.

Deferred Costs

We defer certain systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $415,000 in 2006, $566,000 in 2005 and $489,000 in 2004.

We also defer the incremental direct costs associated with selling development agreements to domestic and international franchisees. These deferred costs, included in other assets in the accompanying consolidated balance sheets, are amortized in proportion to revenue recognized. Total costs deferred, net of amortization, were approximately $74,000 in 2006, $145,000 in 2005 and $1.0 million in 2004.

Deferred Income Tax Assets and Tax Reserves

We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our filed position. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or examination settlements that may impact our ultimate payment for such exposures.

We recorded net deferred income tax assets of $8.0 million and $9.0 million in 2006 and 2005, respectively, of which approximately $7.2 million in 2005 related to BIBP’s net operating loss carryforward (none in 2006, see Note 15).

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

Foreign Currency Translation

The local currency is the functional currency for our foreign subsidiaries, located in the United Kingdom, Mexico and China. Earnings are translated into U.S. dollars using monthly average exchange rates, while balance sheet accounts are translated using year-end exchange rates. The resulting translation adjustments are included as a component of accumulated other comprehensive income (loss).

Stock-Based Compensation

Effective at the beginning of fiscal 2002, we elected to expense the cost of employee stock options in accordance with the fair value method contained in SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation. Under SFAS No. 123, the fair value for options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. The election was effective as of the beginning of fiscal 2002 and was applied to all stock options issued after the effective date.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. As required, we adopted the provisions of SFAS No. 123(R) effective at the beginning of our fiscal 2006, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 25, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Upon adoption of SFAS No. 123(R), we elected to continue using the Black-Scholes option-pricing model. If we had adopted SFAS No. 123(R) in prior years, the impact on our 2005 and 2004 operating income of that standard would have been minimal. SFAS No. 123(R) requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in the accompanying consolidated statements of cash flows. The $6.5 million excess tax benefit in 2006, classified as a financing cash inflow, would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R). Operating income and cash flow operating results for 2005 and 2004 have not been restated for the adoption of SFAS No. 123(R).

The effect on income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in 2005 and 2004 was not significant since the Company adopted SFAS No. 123 in 2002.

Derivative Financial Instruments

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative meets the hedge criteria as defined by certain accounting standards, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

In November 2001, we entered into an interest rate swap agreement (“Swap”) that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005 and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

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

We recognized $572,000 ($360,000 after tax) in 2006, $974,000 ($598,000 after tax) in 2005 and $3.6 million ($2.2 million after tax) in 2004 in accumulated other comprehensive income (loss) for the net change in fair value of our derivatives associated with our debt agreements. The ineffective portion of our hedge was not material to our operating earnings for 2006, 2005 and 2004. Fair value is based on quoted market prices. See Note 9 for additional information on our debt and credit arrangements.

Earnings per Share

The calculations of basic earnings per common share and earnings per common share — assuming dilution, as adjusted for the two-for-one stock split discusssed in Note 3 and before income from discontinued operations, for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 are as follows (in thousands, except per share data):

	2006	2005	2004
Basic earnings per common share:
Income from continuing operations	$62,986	$44,268	$20,037
Weighted average shares outstanding	32,312	33,594	34,414
Basic earnings per common share	$1.95	$1.32	$0.58

Earnings per common share - assuming dilution:
Income from continuing operations	$62,986	$44,268	$20,037

Weighted average shares outstanding	32,312	33,594	34,414
Dilutive effect of outstanding common stock options	734	722	396
Diluted weighted average shares outstanding	33,046	34,316	34,810
Earnings per common share - assuming dilution	$1.91	$1.29	$0.58

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 12,000 in 2006, 48,000 in 2005 and 1.5 million in 2004.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No.3. This statement requires that an entity apply the retrospective method in reporting a change in an accounting principle of the reporting entity. The standard only allows for a change in accounting principle if it is required by a newly issued accounting pronouncement or the entity can justify the use of an allowable alternative accounting principle on the basis that it is preferable. This statement also requires that corrections for errors discovered in prior period financial statements be reported as a prior period adjustment by restating the prior period financial statements. Additional disclosures are required when a change in accounting principle or reporting entity occurs, as well as when a correction for an error is reported. The adoption of SFAS No. 154 in fiscal 2006 did not have any impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for the Company in fiscal 2007.  The adoption of FIN 48 during the first quarter of 2007 is not expected to have a significant impact on the Company’s net income, financial condition or effective tax rate.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement; not an entity-specific measurement. The effective date of SFAS No. 157 will be the first quarter of 2008. We have not determined the impact, if any, of adopting SFAS No. 157.

Prior Year Data

Certain prior year data has been reclassified to conform to the 2006 presentation.

3.  Two-for-One Common Stock Split and Authorized Shares

The Company has authorized the issuance of 5.0 million preferred shares and 50.0 million common shares (such authorization was not impacted by the two-for-one common stock split described below). The Company’s outstanding common shares, net of repurchased treasury stock, were 30.7 million at December 31, 2006 and 33.1 million at December 25, 2005. There were no preferred shares issued or outstanding at December 31, 2006 and December 25, 2005.

In December 2005, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on December 23, 2005 to receive one additional share for every outstanding share of common stock held on the record date. The stock dividend was distributed on January 13, 2006 with approximately 16.5 million shares of common stock distributed. All per-share and share amounts in the accompanying consolidated financial statements and notes to the financial statements have been adjusted to reflect the stock split.

In conjunction with the stock split, we retired all shares held in treasury as of December 23, 2005.

4.  Discontinued Operations

The Company sold its Perfect Pizza operations, consisting of the franchised units and related distribution operations in March 2006. Total proceeds from the sale were approximately $13.0 million ($8.0 million received in cash and $5.0 million as a note payable to Papa John’s). There was no gain or loss recognized in connection with the sale of Perfect Pizza. The following summarizes the results of the discontinued operations for the last three years (in thousands):

	2006	2005	2004

Net sales	$2,421	$13,632	$17,080
Operating expenses	1,449	8,837	10,392
G&A expenses	330	1,658	1,411
Other expenses	25	299	182
Income before income taxes	617	2,838	5,095
Income tax expense	228	1,050	1,911
Net income from discontinued operations	$389	$1,788	$3,184

Basic earnings per common share	$0.01	$0.05	$0.09

Earnings per common share - assuming dilution	$0.01	$0.05	$0.09

The associated assets of the Perfect Pizza operations, which were previously reported within the international operating segment and are reflected as assets of the discontinued operations held for sale on the Consolidated Balance Sheet, are as follows as of December 25, 2005 (in thousands):

2005

Accounts Receivable	$1,735
Inventories	304
Net Property and Equipment	165
Goodwill	8,444
Total	$10,648

5.  Accounting for Variable Interest Entities

In 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

We have a purchasing arrangement with BIBP, a special-purpose entity formed at the direction of our Franchise Advisory Council in 1999, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $144.1 million, $151.9 million and $138.2 million of cheese from BIBP during 2006, 2005 and 2004, respectively.

As defined by FIN 46, we are deemed the primary beneficiary of BIBP, a VIE, and we began consolidating the balance sheet of BIBP as of December 28, 2003. A cumulative effect adjustment was not required upon initial consolidation because BIBP had a surplus in stockholders’ equity at the December 28, 2003 adoption date, and such surplus was reflected as a minority interest liability in other long-term liabilities in the consolidated balance sheet at December 28, 2003.

We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized pre-tax gains of $19.0 million ($11.8 million net of tax, or $0.36 per diluted share), $4.5 million ($2.8 million net of tax, or $0.08 per diluted share) and pre-tax losses of $23.5 million ($14.7 million net of tax, or $0.42 per diluted share) in 2006, 2005 and 2004, respectively, reflecting BIBP’s operating income (losses), net of BIBP’s shareholders’ equity. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has an $18.0 million line of credit with a commercial bank, which is not guaranteed by Papa John’s. Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of December 31, 2006, BIBP had borrowings of $525,000 and a letter of credit of $3.0 million outstanding under the commercial line of credit facility (no outstanding borrowings from Papa John’s). As of December 25, 2005, BIBP had borrowings of $6.1 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and $13.1 million under the line of credit from Papa John’s (the $13.1 million outstanding balance under the line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s). BIBP had outstanding borrowings of $2.7 million under the commercial bank facility as of February 20, 2007 (and no outstanding borrowings from Papa John’s).

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s was deemed the primary beneficiary of two franchise entities as of December 31, 2006, three franchise entities as of December 25, 2005 and four franchise entities as of December 26, 2004, even though we have no ownership interest in them. Effective at the beginning of the second quarter of 2005, one of these four franchise entities, with 19 restaurants and annual revenues approximating $12.0 million, sold its restaurants to a third party. The loan from Papa John’s was partially repaid and the remainder, which was fully reserved, was written off in connection with this sale. Accordingly, beginning in the second quarter of 2005, we were no longer required to consolidate the operating results as well as the financial position of these 19 restaurants. During the third quarter of 2006, another of the franchisees, with seven restaurants and approximate annual revenues of $4.0 million, sold its restaurants to a third party. The loan from Papa John’s was partially repaid and the remainder, which was fully reserved, was written off in connection with the sale. Accordingly, beginning in the third quarter of 2006, we were no longer required to consolidate the operating results as well as the financial position of this entity. The sale of these 26 restaurants and related loan write-off did not have any significant impact on Papa John’s 2006 and 2005 consolidated statements of income.

The two remaining franchise entities consolidated at December 31, 2006 operated a total of seven restaurants with annual revenues approximating $5.0 million. Our net loan balance receivable from these two entities was $517,000 at December 31, 2006, with no further funding commitments. The consolidation of the franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of December 31, 2006 and December 25, 2005:

	December 31, 2006			December 25, 2005
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$144	$150	$294	$—	$174	$174
Accounts receivable	—	—	—	—	30	30
Accounts receivable—Papa John’s	3,950	—	3,950	5,484	—	5,484
Other current assets	1,397	26	1,423	1,315	435	1,750
Net property and equipment	—	464	464	—	1,195	1,195
Goodwill	—	460	460	—	460	460
Deferred income taxes	—	—	—	7,153	—	7,153
Total assets	$5,491	$1,100	$6,591	$13,952	$2,294	$16,246

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$3,436	$220	$3,656	$6,693	$440	$7,133
Income and other taxes	506	—	506	—	—	—
Short-term debt—third party	525	—	525	6,100	—	6,100
Short-term debt—Papa John’s	—	517	517	13,053	1,532	14,585
Total liabilities	4,467	737	5,204	25,846	1,972	27,818
Stockholders’ equity (deficit)	1,024	363	1,387	(11,894)	322	(11,572)
Total liabilities and stockholders’ equity (deficit)	$5,491	$1,100	$6,591	$13,952	$2,294	$16,246

6.  Acquisitions and Formation of Joint Venture

During 2006, we acquired 65 Papa John’s restaurants as summarized below (in thousands).

	2006
	Cash	Recorded
	Paid	Goodwill

Acquired 43 restaurants in Phoenix and Flagstaff, Arizona	$17,658	$14,190
Acquired 11 restaurants in Raleigh, North Carolina	8,800	7,995
Acquired 5 restaurants and QCC in Beijing, China	4,285	3,592
Other acquisitions of 6 restaurants and a QCC	1,200	361
Total *	$31,943	$26,138

*   Substantially all of the remaining purchase price was allocated to acquired property and equipment.

In July 2006, we completed the acquisition of 43 franchised Papa John’s restaurants located in the Phoenix and Flagstaff, Arizona markets. The purchase price was $17.7 million, which was paid in cash, of which approximately $14.2 million was recorded as goodwill.

Effective September 25, 2006, we completed the acquisition of 11 franchised Papa John’s restaurants located in the Raleigh, North Carolina market. The purchase price was $8.8 million, which was paid in cash, of which $8.0 million was recorded as goodwill.

In December 2006, we completed the acquisition of five franchised Papa John’s restaurants and a commissary located in Beijing, China. The purchase price was $4.3 million of which approximately $3.6 million was recorded as goodwill.

In the fourth quarter of 2005, Star Papa, our 51% owned joint venture operating Papa John’s restaurants in Texas, completed the acquisition of six independently owned franchised Papa John’s restaurants located in the Austin, Texas area. We also completed two agreements to purchase 12 Papa John’s franchise restaurants located in the Philadelphia, Pennsylvania area during the fourth quarter of 2005. The total consideration for these 18 restaurants was $4.5 million in cash and the forgiveness of accounts receivable approximating $500,000. The goodwill associated with these acquisitions, including final adjustments in 2006, approximated $3.8 million.

The business combinations in the previous paragraphs were each accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial statements. The goodwill associated with the above-mentioned acquisitions is eligible for deduction over 15 years under U.S. tax regulations.

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

7.  Goodwill and Other Intangible Assets

Our consolidated balance sheets include $67.4 million and $41.9 million of goodwill at December 31, 2006 and December 25, 2005, respectively, net of accumulated amortization of $6.2 million in 2006 and 2005. The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2006 and December 25, 2005 are as follows:

			Variable
	Domestic		Interest	All
(in thousands)	Restaurants	International	Entities	Others	Total

Balance as of December 26, 2004	$20,343	$19,096	$2,752	$436	$42,627
Sale of VIEs	—	—	(2,292)	—	(2,292)
Acquisitions	3,506	—	—	—	3,506
Sale or closure of restaurants	(969)	—	—	—	(969)
Impairment charge	—	(982)	—	—	(982)
Other	—	(12)	—	—	(12)
Balance as of December 25, 2005	22,880	18,102	460	436	41,878
Acquisitions	22,546	3,592	—	—	26,138
Sale of Perfect Pizza	—	(942)	—	—	(942)
Final adjustments to 2005 acquisitions	283	—	—	—	283
Balance as of December 31, 2006	$45,709	$20,752	$460	$436	$67,357

The $2.8 million goodwill balance as of December 26, 2004 resulted from the consolidation of four franchise entities as required by FIN 46 (see Note 5). During 2005 and 2006, two of the franchise entities sold their restaurants to third parties; accordingly, we are no longer consolidating the entities and have reduced goodwill accordingly.

The reduction in International goodwill in 2005 is a result of the $1.1 million impairment charge associated with our United Kingdom subsidiary.

See Notes 4, 6 and 8 for discussions of acquisitions and dispositions.

8.  Restaurant Closure, Impairment and Dispositions

The following table summarizes restaurant closure, impairment and disposition gains (losses) included in minority interests and other general expenses in the accompanying consolidated statements of income during 2006, 2005 and 2004:

(in thousands)	2006	2005	2004

Cash proceeds received (1)	$—	$11,000	$78
Notes receivable from franchisees	—	1,300	73
Total consideration (1)	—	12,300	151
Net book value	—	10,137	151
Gain on restaurants sold	—	2,163	—
Loss on domestic restaurant closures	—	—	(77)
Gain on sale of 49% interest in Texas restaurants	—	—	280
Adjustment to long-lived asset impairment reserves (2)	260	(124)	—
Total restaurant closure, impairment and disposition gains	$260	$2,039	$203

(1)  During the fourth quarter of 2005, we completed the sale of 84 Company-owned restaurants, with annual revenues approximating $53.0 million, in Colorado and Minnesota to a new franchise group, PJCOMN Acquisition Corporation (“PJCOMN”), an affiliate of Washington, DC based private equity firm Milestone Capital Management, LLC, pursuant to an agreement announced in August 2005. The total consideration was $12.0 million, including $1.0 million for prepaid royalties, and was received in cash at closing. The sale of the restaurants resulted in a $1.1 million gain in the fourth quarter of 2005.

On December 25, 2005, we sold five Company-owned restaurants located in Florida to one of our operations vice presidents, who resigned from the Company concurrently with the sale of the five restaurants. Total consideration from the sale consists of a note from the buyer totaling $1.3 million. The annual revenues for these five restaurants approximated $4.0 million. The sale of these restaurants resulted in a gain of approximately $1.0 million. We received $1.3 million from the buyer in the first quarter of 2006.

(2)  Represents adjustments to recorded reserves reflecting settlements with landlords of previously      leased sites.

See Note 4 for treatment of the sale of the Perfect Pizza operations.

.

9.              Debt and Credit Arrangements

Debt and credit arrangements consist of the following (in thousands):

	2006	2005

Revolving line of credit	$96,500	$49,000
Debt associated with VIEs *	525	6,100
Other	11	16
Total debt	97,036	55,116
Less: current portion of debt	(525)	(6,100)
Long-term debt	$96,511	$49,016

*   The VIEs’ third-party creditors do not have any recourse to Papa John’s.

In January 2006, we executed a five-year, unsecured Revolving Credit Facility (“New Credit Facility”) totaling $175.0 million that replaced a $175.0 million Revolving Credit Facility (“Old Credit Facility”). Under the New Credit Facility, outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option.  The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Outstanding balances under the Old Credit Facility accrued interest at 62.5 to 100.0 basis points over LIBOR or other bank developed rates at our option. The commitment fee on the unused balance ranged from 15.0 to 20.0 basis points. The remaining availability under our line of credit, reduced for certain outstanding letters of credit, approximated $51.0 million and $101.0 million as of December 31, 2006 and December 25, 2005, respectively. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The new credit facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At December 31, 2006, we were in compliance with these covenants.

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

The net fair value of the Swap was a liability balance of $11,000 ($7,000, net of tax) at December 31, 2006 and $583,000 ($367,000, net of tax) at December 25, 2005. The liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets (offset by corresponding amounts in stockholders’ equity, representing the net unrealized losses included in accumulated other comprehensive income (loss)).

The weighted average interest rate for our Revolving lines of credit, including the impact of the previously mentioned swap agreements, was 5.7%, 6.4% and 6.2% in fiscal 2006, 2005 and 2004, respectively. Interest paid during fiscal 2006, 2005 and 2004, including payments made under the above-noted Swaps, was $3.3 million, $4.4 million and $5.8 million, respectively.

10.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2006	2005
Land	$31,601	$31,505
Buildings and improvements	79,696	79,364
Leasehold improvements	76,606	70,315
Equipment and other	193,117	162,853
Construction in progress	5,377	1,469
	386,397	345,506
Less accumulated depreciation and amortization	(188,675)	(167,059)
Net property and equipment	$197,722	$178,447

11.  Notes Receivable

Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. In addition, as part of the sale of Perfect Pizza (see Note 4), we have a loan outstanding from the purchaser of those operations. Loans outstanding were approximately $12.1 million ($7.3 million to franchisees and $4.8 million to the purchaser of Perfect Pizza) on a consolidated basis as of December 31, 2006, net of allowance for doubtful accounts ($517,000 was eliminated upon consolidating franchisee VIEs) and $7.7 million as of December 25, 2005, net of allowance for doubtful accounts ($13.1 million was eliminated upon consolidating BIBP and $1.5 million upon consolidating franchisee VIEs). The outstanding franchisee loan balance to affiliates as of December 25, 2005 was composed of a loan of $2.7 million to the Marketing Fund (see Notes 2 and 16).  There were no outstanding loans to the Marketing Fund at the end of 2006.

Notes receivable bear interest at fixed or floating rates (with an average stated rate of 7.7% at December 31, 2006), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans approximate market value. Interest income recorded on franchisee and affiliate loans was approximately $689,000 in 2006, $399,000 in 2005 and $456,000 in 2004 and is reported in investment income in the accompanying consolidated statements of income.

We established reserves of $1.7 million and $1.5 million as of December 31, 2006 and December 25, 2005, respectively, for potentially uncollectible franchisee notes receivable. We concluded the reserves were necessary due to certain franchisees’ economic performance and underlying collateral value.

12.       Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees are self-insured up to certain individual and aggregate reinsurance levels. Losses are accrued based upon estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company. Our estimated corporate insurance reserves totaled $19.9 million in 2006 and $17.0 million in 2005.

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

Our estimated liabilities for claims loss reserves associated with the franchise insurance program are $8.9 million at December 31, 2006 and $16.2 million at December 25, 2005, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Investments of $1.3 million and $6.3 million as of December 31, 2006 and December 25, 2005, respectively, are held by the captive insurance subsidiary to fund these estimated liabilities and are classified as long-term investments in the accompanying consolidated balance sheets.

We are a party to standby letters of credit with off-balance sheet risk associated with our insurance programs and with RSC. The total amount committed under letters of credit for these programs was $37.6 million at December 31, 2006.

13.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2006	2005
Insurance reserves	$19,896	$16,999
Accrued salaries, benefits and bonuses	19,768	15,659
Rent	4,130	3,690
Accrued purchases	2,752	3,674
Consulting and professional fees	1,838	846
Marketing	1,463	1,475
Utilities	858	1,231
Accrued interest	235	202
Restaurant closures	200	1,269
Other	6,093	4,589
Total	$57,233	$49,634

14.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	2006	2005
Deferred compensation plan	$9,983	$7,694
Captive insurance claims loss reserves	8,944	16,176
Minority interest - joint ventures	6,227	6,032
Minority interest - variable interest entities	1,381	322
Interest rate swaps	11	583
Other	756	671
Total	$27,302	$31,478

15.  Income Taxes

A summary of the provision (benefit) for income taxes, exclusive of the tax effects related to discontinued operations, follows (in thousands):

	2006	2005	2004
Current:
Federal	$26,425	$18,569	$25,400
Foreign	619	234	174
State and local	2,936	2,176	2,727
Deferred (federal and state)	3,191	4,385	(16,280)
Total	$33,171	$25,364	$12,021

Significant deferred tax assets (liabilities) follow (in thousands):

	2006	2005
Unearned development fees	$2,524	$2,368
Accrued liabilities	11,472	10,825
Other assets and liabilities	6,720	5,660
BIBP net operating loss	—	7,153
Other	58	270
Foreign net operating losses	2,351	629
Valuation allowance on foreign net operating losses	(2,351)	(629)
Total deferred tax assets	20,774	26,276

Deferred expenses	(1,045)	(2,755)
Accelerated depreciation	(5,212)	(6,635)
Goodwill	(2,410)	(3,815)
Other	(4,102)	(4,087)
Total deferred tax liabilities	(12,769)	(17,292)
Net deferred tax assets	$8,005	$8,984

The Company had approximately $7.8 million and $1.7 million of foreign tax net operating loss carryovers as of December 31, 2006 and December 25, 2005, respectively, for which a valuation allowance has been provided. The foreign tax net operating losses do not have an expiration date.

Management believes it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of the recorded net deferred tax assets for federal and state purposes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense, exclusive of income associated with discontinued operations, for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 is as follows (in thousands):

	2006	2005	2004
Tax at U.S. federal statutory rate	$33,655	$24,388	$11,227
State and local income taxes	2,501	1,839	846
Settlement of certain tax issues	(2,494)	—	—
Other	(491)	(863)	(52)
Total	$33,171	$25,364	$12,021

Income taxes paid were $28.0 million in 2006, $15.3 million in 2005 and $20.0 million in 2004.

16.  Related Party Transactions

Certain of our officers and directors own equity interests in entities that operate and/or have rights to develop franchised restaurants. We had an employment agreement with one director, who continues to serve on the Board, under which $20,000 was paid in 2005 and $40,000 in 2004. The employment agreement with this director was terminated during 2005.

As more fully described in Note 2, the Papa John’s Marketing Fund, Inc. (the “Marketing Fund”), a non-profit corporation, is responsible for developing and conducting marketing and advertising for the Papa John’s system. The Company had a loan outstanding of $2.7 million at December 25, 2005 to the Marketing Fund recorded in “Notes receivable — affiliates” in the accompanying consolidated balance sheets (none at December 31, 2006). Additionally, during 2005 and 2004, we made contributions of $1.8 million and $400,000, respectively, to the Marketing Fund (none in 2006), which are included in “Minority interests and other general expenses” in the accompanying consolidated statements of income, to assist the system with costs incurred for national advertising.

Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties and outstanding amounts due from the Marketing Fund and Papa Card, Inc. (in thousands):

	2006	2005	2004
Revenues from affiliates:
Commissary sales	$47,124	$57,681	$58,416
Other sales	3,696	3,649	5,420
Franchise royalties	6,305	7,799	8,213
Franchise and development fees	15	5	—
Total	$57,140	$69,134	$72,049

Other income from affiliates	$66	$378	$270
Accounts receivable-affiliates	$783	$2,363	$2,712
Notes receivable-affiliates	$—	$2,650	$—

The above table excludes transactions and balances related to former non-management directors for the time period subsequent to their retirement or resignation from our Board.

We paid $80,000 in 2006, $399,000 in 2005 and $309,000 in 2004 for charter aircraft services provided by an entity owned by our founder and Executive Chairman of the Board, John Schnatter. We believe the rates charged to the Company were at or below rates that could have been obtained from independent third parties for similar aircraft.

Mr. Schnatter paid the Company $160,000 in 2005 and $473,000 in 2004 for the salaries, bonuses and benefits of certain employees who perform work for both the Company and Mr. Schnatter based upon an assessment of their responsibilities to each (on average, approximately 35% of the total costs were paid by the Company and 65% were paid by Mr. Schnatter). Mr. Schnatter and the Company terminated this shared employment arrangement in September 2005, after which certain employees began working full-time for the Company and the remaining employees began working full-time for Mr. Schnatter. Additionally, the Company charged Mr. Schnatter $8,795 in 2005 and $11,410 in 2004 related to approximately 800 square feet of Company office space utilized by these employees. Mr. Schnatter and his employees moved out of the Company office space in September 2005.

As more fully described in Note 8, effective December 25, 2005, the Company sold five restaurants to an operations vice president, who resigned from the Company concurrently with the sale.

A franchise entity that is owned by three executive officers of Papa John’s purchased a total of three restaurants for $1.2 million in 2005 from unrelated third-party franchise entities.

During 2005, a franchise entity that is owned by one member of our Board of Directors purchased 14 restaurants for $2.5 million from an unrelated third-party franchise entity.

During 2004, we waived royalty payments of approximately $290,000 from a franchisee with respect to restaurants located in one market area. In consideration for the royalty waiver, the franchisee agreed to increase its level of local marketing expenditures in that market area in amounts equal to the waived royalties. A former member of our Board of Directors had a minority ownership interest (less than 20%) in the franchisee at that time. In December 2004, the franchisee sold 13 restaurants located in this market to an unaffiliated third-party franchisee for $390,000. Papa John’s agreed to provide financing to the third-party franchisee related to the purchase of the restaurants. In addition, Papa John’s agreed to waive the royalties due from the purchaser of the 13 restaurants. The waived royalties amounted to $295,000 in 2006, $300,000 in 2005 and $17,000 in 2004. In May 2005, this same franchise entity, in which our former Board member had a minority interest, entered into an agreement to sell an additional 14 restaurants to a new unaffiliated third-party franchise for $2.4 million in a separate market. Papa John’s agreed to receive reduced royalties from the purchaser for 12 months from the date of purchase. The waived royalties amounted to $70,000 in 2006 and $65,000 in 2005.

See Note 5 for information related to our purchasing arrangement with BIBP.

17.  Lease Commitments and Contingencies

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. Papa John’s UK, our subsidiary located in the United Kingdom, leases certain retail space which is primarily subleased to our franchisees. We also lease the trailers used by our distribution subsidiary, PJFS, for an average period of eight years. Total rent expense was $18.5 million in 2006, $17.9 million in 2005 and $19.8 million in 2004, net of sublease payments received.

Future gross lease costs, future expected sublease payments and net lease costs as of December 31, 2006, are as follows (in thousands):

		Future
		Expected
	Gross Lease	Sublease	Net Lease
Year	Costs	Payments	Costs

2007	$24,387	$3,473	$20,914
2008	21,301	3,583	17,718
2009	17,955	3,299	14,656
2010	15,065	3,109	11,956
2011	11,429	2,767	8,662
Thereafter	23,261	8,395	14,866
Total	$113,398	$24,626	$88,772

We subleased 101 sites in 2006, 162 sites in 2005 and 157 sites in 2004 to our Papa John’s and former Perfect Pizza franchisees located in the United Kingdom and received payments of $4.0 million, $5.1 million and $5.0 million, which are netted with international operating expenses.

In addition, as a condition of the sale of the Perfect Pizza operations in March 2006, we remain contingently liable for payment under approximately 58 lease arrangements, primarily associated with Perfect Pizza restaurant sites. The leases have varying terms, the latest of which expires in 2017. As of December 31, 2006, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the new owner of Perfect Pizza and associated franchisees was $8.3 million. We believe our cross-default provisions with the Perfect Pizza franchisor significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we have not recorded any liability with respect to such leases at December 31, 2006.

As a result of assigning our interest in obligations under real estate leases as a condition to the sale of certain Company-owned restaurants, we remain contingently liable for payment under the lease agreements. These leases have varying terms, the latest of which expires in 2016. As of December 31, 2006 the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $4.1 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at December 31, 2006 and December 25, 2005 was not significant.

We are subject to claims and legal actions in the ordinary course of business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

18.  Share Repurchase Program

The Papa John’s Board of Directors has authorized the repurchase of up to $675.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 30, 2007. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and the liquidation of available investments, cash and cash equivalents. Through December 31, 2006, a total of 38.1 million shares with an aggregate cost of $602.2 million have been repurchased under this program.

Subsequent to year-end (through February 20, 2007), an additional 793,000 shares with an aggregate cost of $22.9 million were repurchased.

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

20.  Stock Options

We award stock options from time to time under the Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan (the “1999 Plan”) and the Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors (the “Directors Plan”) and other such agreements as may arise. On January 31, 2005, the Company awarded an option to purchase 400,000 shares, at the closing price on that date, as an inducement grant to Nigel Travis in connection with the commencement of his employment by the Company pursuant to an employment agreement, which included 165,570 shares subject to an inducement option outside the 1999 Plan. Shares of common stock authorized for issuance under the 1999 Plan are approximately 6.3 million, which includes shares transferred in from the Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan, which terminated on April 15, 2003, and 700,000 shares under the Directors Plan. Approximately 2.1 million shares were available for future issuance under the 1999 Plan and 343,000 shares under the Directors Plan as of December 31, 2006. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted prior to 2003 generally expire ten years from the date of grant and vest over one to five-year periods, except for certain options awarded under a previous, multi-year operations compensation program that vested immediately upon grant. The options granted in 2004 under the 1999 Plan and the Directors Plan generally expire 30 months from the date of grant and vest over a 12-month period. Options granted in 2005 and 2006 generally expire five years from the date of grant and vest over a 24-month period. All references in this paragraph to numbers of shares have been adjusted to reflect a two-for-one stock split effected in January 2006.

We recorded stock-based employee compensation expense of $4.5 million in 2006, $2.4 million in 2005 and $2.1 million in 2004. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.7 million in 2006, $900,000 in 2005 and $800,000 in 2004. At December 31, 2006, there was $4.1 million of unrecognized compensation cost related to nonvested option awards, of which the Company expects to recognize $3.2 million in 2007 and $850,000 in 2008.

Options exercised included 1.0 million shares in 2006, 2.8 million shares in 2005 and 1.5 million shares in 2004, respectively. The total intrinsic value of the options exercised during 2006, 2005 and 2004 was $18.5 million, $18.2 million and $8.2 million, respectively. Cash received upon the exercise of stock options was $15.2 million, $42.1 million and $18.2 million during 2006, 2005 and 2004, respectively, and the related tax benefits realized were $6.8 million, $6.7 million and $3.0 million during the corresponding periods.

Information pertaining to option activity during 2006 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 25, 2005	3,185	$16.09
Granted	612	32.70
Exercised	(1,020)	14.91
Cancelled	(106)	21.60
Outstanding at December 31, 2006	2,671	$20.15	3.10	$25,839
Vested or expected to vest at December 31, 2006	2,640	$20.01	3.08	$25,459
Exercisable at December 31, 2006	816	$14.87	2.75	$11,533

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2006, 2005 and 2004:

	2006	2005	2004

Assumptions (weighted average):
Risk-free interest rate	4.9%	3.9%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.27	0.30	0.31
Expected term (in years)	3.5	3.0	1.8

The risk-free interest rate for the periods within the contractual life of an option is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated volatility is based on the historical volatility of our stock and other factors. The expected term of options represents the period of time that options granted are expected to be outstanding.

The weighted average grant-date fair value of options granted during 2006, 2005 and 2004 was $8.95, $4.45 and $2.76, respectively. The Company granted 612,000, 1.4 million and 104,000 options in 2006, 2005 and 2004, respectively.

During the second quarter of 2006, we granted approximately 28,000 shares of performance-based restricted stock to employees with a performance period of three years (there were no such grants in 2005 and 2004). The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date. The fair value of the restricted shares granted in 2006 was $32.65 per share.

21.  Employee Benefit Plans

We have established the Papa John’s International, Inc. 401(k) Plan (the “401(k) Plan”), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to all employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. At our discretion, we contribute a matching payment of up to 1.5% of a participating employee’s earnings, which is subject to vesting based on an employee’s length of service with us. Costs of the 401(k) Plan recognized in 2006 and 2005 were $372,000 and $425,000, respectively (none in 2004).

In addition, we maintain a nonqualified deferred compensation plan available to certain key employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in other long-term assets ($9.2 million and $6.7 million at December 31, 2006 and December 25, 2005, respectively) and the associated liabilities ($10.0 million and $7.7 million at December 31, 2006 and December 25, 2005, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company makes no matching or other contribution to the participants’ deferred compensation accounts.

Administrative costs of the 401(k) Plan and the nonqualified deferred compensation plan are paid by the Company and are not significant.

PJUK, the Company’s United Kingdom subsidiary operation, provided a pension plan that was frozen in 1999. There are currently approximately 20 participants in the PJUK pension plan. The Company recorded expense of $296,000, $178,000 and $153,000 associated with the pension plan for the fiscal years ended 2006, 2005 and 2004, respectively. We have recorded a liability of $925,000, and a corresponding entry to accumulated other comprehensive income ($584,000 net of tax), related to the estimated unfunded pension obligation at December 31, 2006. The annual contributions and expense to the PJUK pension plan are expected to approximate $350,000.

22.  Segment Information

We have defined five reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations and variable interest entities (VIEs).

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings, dessert pizza, and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. VIEs consist of entities in which we are the primary beneficiary, as defined in Note 5, and include BIBP and certain franchisees to which we have extended loans. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations.

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

Our segment information is as follows:

(in thousands)	2006	2005	2004

Revenues from external customers:
Domestic Company-owned restaurants	$447,938	$434,525	$412,676
Domestic commissaries	413,075	398,372	376,642
Domestic franchising	58,971	55,315	52,767
International	23,209	18,389	15,757
Variable interest entities (1)	7,859	11,713	14,387
All others	50,505	50,474	53,117
Total revenues from external customers	$1,001,557	$968,788	$925,346

Intersegment revenues:
Domestic commissaries	$113,412	$119,577	$116,942
Domestic franchising	1,297	1,216	859
International	748	239	202
Variable interest entities (1)	144,123	151,903	138,202
All others	13,840	11,232	11,718
Total intersegment revenues	$273,420	$284,167	$267,923

Depreciation and amortization:
Domestic restaurants	$12,111	$13,077	$14,337
Domestic commissaries	5,322	5,763	6,432
International	1,596	1,163	1,152
Variable interest entities	142	78	549
All others	1,811	1,367	1,425
Unallocated corporate expenses	6,226	7,302	7,264
Total depreciation and amortization	$27,208	$28,750	$31,159

Income (loss) from continuing operations before income taxes
Domestic Company-owned restaurants (2)	$33,176	$25,284	$5,069
Domestic commissaries (3)	34,690	25,446	19,797
Domestic franchising	51,543	49,821	46,076
International (4)	(8,874)	(5,006)	(4,309)
Variable interest entities (5)	18,987	4,472	(23,459)
All others	5,628	4,298	2,620
Unallocated corporate expenses (6)	(37,523)	(34,172)	(14,035)
Elimination of intersegment losses (profits)	(1,470)	(511)	299
Total income from continuing operations before income taxes	$96,157	$69,632	$32,058

(in thousands)	2006	2005	2004

Property and equipment:
Domestic Company-owned restaurants	$149,548	$129,574	$144,876
Domestic commissaries	74,526	72,838	77,176
International	6,272	3,860	1,410
Variable interest entities	1,386	2,164	6,693
All others	20,881	13,907	11,880
Unallocated corporate assets	133,784	123,163	116,806
Accumulated depreciation and amortization	(188,675)	(167,059)	(162,046)
Net property and equipment	$197,722	$178,447	$196,795

Expenditures for property and equipment:
Domestic restaurants	$21,034	$6,276	$6,611
Domestic commissaries	1,721	783	9,197
International	312	2,277	172
All others	6,705	2,196	395
Unallocated corporate	9,580	6,014	4,575
Total expenditures for property and equipment	$39,352	$17,546	$20,950

(1)          The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities of $144.1 million in 2006, $151.9 million in 2005 and $138.2 million in 2004 are attributable to BIBP.

(2)          The operating results for domestic Company-owned restaurants improved $7.9 million in 2006, including $1.6 million related to the 53rd week of operations in 2006, and $20.2 million in 2005. The 2006 improvement is primarily due to fixed-cost leverage and related margin improvement associated with a 3.6% increase in comparable sales and lower commodity costs (primarily cheese). The 2005 improvement, as compared to 2004, is primarily due to the fixed cost leverage associated with an increase in comparable sales during 2005 and improved margin from an increase in restaurant pricing, partially offset by increased commodity costs (principally cheese). Additionally, the Company-owned operating results benefited from the gain of $2.2 million from the sale of 92 restaurants from three transactions.

(3)          Domestic commissaries operating income increased $9.2 million in 2006 and $5.6 million in 2005 as compared to 2004. Approximately $4.3 million of the increase in 2006 is due to the impact of the 53rd week of operations, income from sales to the Six Flags, Inc. theme-park operator and the closing of the Jackson, Mississippi facility in 2005. The 2005 improvement is due to improved operating margin and lower administrative costs, partially offset by increased distribution costs as a result of higher fuel costs and the pre-tax charge of $925,000 associated with the closing of the Jackson, Mississippi facility.

(4)          The decline in operating results for the 2006 period is principally due to increased costs related to the development of our support infrastructure throughout the international segment, including the United Kingdom, to support the accelerated development of both Company-owned and franchised Papa John’s branded restaurants in our international markets. In addition, we incurred a $470,000 charge in 2006 related to a reorganization of one of our international operating units.

(5)          Represents BIBP’s operating income, net of minority interest income.

(6)          Unallocated corporate expenses increased $3.4 million in 2006 and increased $20.1 million in 2005 as compared to 2004. The 2006 increase is due to a $3.0 million increase in equity compensation and executive performance unit incentive compensation, increased marketing efforts of $2.4 million, primarily related to non-traditional initiatives, partially offset by a $1.8 million contribution to the Papa John’s Marketing Fund to fund additional flights related to the launch of Papa’s Perfect Pan Pizza.

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

23.  Quarterly Data - unaudited, in thousands, except per share data

Our quarterly financial data is as follows:

	Quarter
2006	1st	2nd	3rd	4th
Total revenues	$242,349	$241,593	$239,692	$277,923
Operating income (1)	25,208	24,499	20,427	27,821
Income from continuing operations, net of tax (1)	15,613	15,266	13,108	18,999
Basic earnings per common share from continuing operations (1)	$0.47	$0.47	$0.41	$0.60
Earnings per common share from continuing operations - assuming dilution (1)	$0.46	$0.46	$0.40	$0.59

	Quarter
2005	1st	2nd	3rd	4th
Total revenues	$248,637	$238,675	$233,100	$248,376
Operating income (2)	16,041	17,479	16,997	22,183
Income from continuing operations, net of tax (2)	9,397	10,417	10,403	14,051
Basic earnings per common share from continuing operations (2)	$0.28	$0.31	$0.30	$0.42
Earnings per common share from continuing operations - assuming dilution (2)	$0.28	$0.31	$0.30	$0.41

(1)                During 2006, we recorded pre-tax gains of $5.4 million ($3.4 million after tax or $0.10 per diluted share) in the first quarter, pre-tax gains of $6.3 million ($4.0 million after tax or $0.12 per diluted share) in the second quarter, pre-tax gains of $5.3 million ($3.0 million after tax or $0.09 per diluted share) in the third quarter and pre-tax gains of $2.0 million ($1.4 million after tax or $0.04 per diluted share) in the fourth quarter upon consolidation of BIBP. BIBP’s total pre-tax income for 2006 was $19.0 million, or $0.36 per diluted share.

(2)                During 2005, we recorded pre-tax losses of $1.6 million ($1.0 million after tax or $0.03 per diluted share) in the first quarter, pre-tax losses of $185,000 ($117,000 after tax or $0.00 per diluted share) in the second quarter, pre-tax gains of $3.0 million ($1.9 million after tax or $0.05 per diluted share) in the third quarter and pre-tax gains of $3.2 million ($2.0 million after tax or $0.06 per diluted share) in the fourth quarter upon consolidation of BIBP.  BIBP’s total pre-tax income for 2005 was $4.5 million, or $0.08 per diluted share.

All quarterly information except for the fourth quarter of 2006 above is presented in 13-week periods. The fourth quarter of 2006 includes a 14-week period. The additional week in the fourth quarter of 2006 increased pre-tax income approximately $3.5 million, or $0.07 per diluted share. Quarterly earnings per share on a full-year basis may not agree to the Consolidated Statements of Income due to rounding.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See “Management’s Report on Internal Control over Financial Reporting” in Item 8.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

We have adopted a written code of ethics that applies to our directors, officers and employees. We intend to post all required disclosures concerning any amendments to, or waivers from, our code of ethics on our web site to the extent permitted by NASDAQ. Our code of ethics can be found on our web site, which is located at www.papajohns.com.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2006 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved by security holders	2,505,425	$20.42	2,478,511
Equity compensation plans not approved by security holders (1)	165,570	16.09	—
Total	2,670,995	$20.15	2,478,511

(1)             On January 31, 2005, the Company awarded an option to purchase 400,000 shares, at the closing price on that date, as an inducement grant to Nigel Travis in connection with the commencement of his employment by the Company pursuant to an employment agreement, which included 165,570 shares subject to an inducement option outside the 1999 Plan.

Other information required by this item is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, which includes the required information. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)                    Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

•                  Reports of Independent Registered Public Accounting Firm

•                  Consolidated Statements of Income for the years ended December 31, 2006, December 25, 2005 and December 26, 2004

•                  Consolidated Balance Sheets as of December 31, 2006 and December 25, 2005

•                  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, December 25, 2005 and December 26, 2004

•                  Consolidated Statements of Cash Flows for the years ended December 31, 2006, December 25, 2005 and December 26, 2004

•                  Notes to Consolidated Financial Statements

(a)(2)                    Financial Statement Schedules:

Schedule II  — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)       Exhibits:

The exhibits listed in the accompanying index to Exhibits are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2007		PAPA JOHN’S INTERNATIONAL, INC.
	By:	/s/ Nigel Travis
Nigel Travis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Executive Chairman of the	February 27, 2007
John H. Schnatter	Board and Director

/s/ Nigel Travis	President and Chief Executive Officer	February 27, 2007
Nigel Travis	(Principal Executive Officer)

/s/ F. William Barnett	Director	February 27, 2007
F. William Barnett

/s/ Norborne P. Cole, Jr.	Director	February 27, 2007
Norborne P. Cole, Jr.

/s/ Philip Guarascio	Director	February 27, 2007
Philip Guarascio

/s/ John O. Hatab	Director	February 27, 2007
John O. Hatab

/s/ Olivia F. Kirtley	Director	February 27, 2007
Olivia F. Kirtley

/s/ Wade S. Oney	Director	February 27, 2007
Wade S. Oney

/s/ William M. Street	Director	February 27, 2007
William M. Street

/s/ J. David Flanery	Senior Vice President, Chief	February 27, 2007
J. David Flanery	Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Our Amended and Restated Certificate of Incorporation. Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Papa John’s International, Inc. Exhibit 3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, is incorporated herein by reference.

3.3	Our Restated By-Laws. Exhibit 3.2 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

4.2	Amended and Restated Certificate of Incorporation and Restated By-Laws (see 3.1, 3.2 and 3.3 above) is incorporated herein by reference.

4.3

Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and National City Bank, as Rights Agent (including the form of Certificate of Designation of Preferences and Rights and the form of Rights Certificate). Exhibit 4 of our Form 8-A dated February 16, 2000 is incorporated herein by reference.

4.4

Amendment dated December 24, 2002, to the Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and National City Bank, as Rights Agent. Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 29, 2002 is incorporated herein by reference.

10.1*	Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan, Amended and Restated as of December 6, 2006.

10.2*	Form of Papa John’s International, Inc. Nonqualified Stock Option Agreement - 1999 Team Member Stock Ownership Plan.

10.3*	Form of Papa John’s International, Inc. Restricted Stock Agreement - 1999 Team Member Stock Ownership Plan.

10.4*	Form of Performance Unit Award Agreement - 1999 Team Member Stock Ownership Plan.

10.5*	Amendment No. 4 to the Papa John’s International, Inc. Deferred Compensation Plan.

10.6*	Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference.

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

10.10*

Amended and Restated 2003 Stock Option Plan for Non-Employee Directors, Amended and Restated as of January 13, 2006. Exhibit 10 to our Registration Statement on Form S-8 (Registration No. 333-138427) dated November 3, 2006 is incorporated herein by reference.

10.11*

Papa John’s International, Inc. 1993 Stock Option Plan for Non-Employee Directors. Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference.

10.12*

Amendment to Papa John’s International, Inc. 1993 Stock Option Plan for Non-Employee Directors. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 27, 1999 is incorporated herein by reference.

10.13*

Resolutions for Adoption by the Board of Directors of Papa John’s International, Inc., regarding the Amendment to the 1993 Stock Option Plan for Non-Employee Directors. Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 30, 2001 is incorporated herein by reference.

10.14*	1996 Papa John’s International, Inc. Executive Option Program. Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

10.15*

Papa John’s International, Inc. Deferred Compensation Plan, as effective September 30, 1998, including Amendment Nos. 1, 2 and 3. Exhibit 10.1 to our report on Form 10-K for the fiscal year ended December 26, 2004 is incorporated herein by reference.

10.16*

Papa John’s International, Inc. Board of Directors’ Deferred Compensation Plan, as effective November 6, 2003. Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 26, 2004 is incorporated herein by reference.

10.17*	Papa John’s International, Inc. Summary of Short-Term Incentive Compensation Program. Exhibit 10.1 to our report on Form 8-K dated February 21, 2007 is incorporated herein by reference.

10.18*

Restated Non-Qualified Stock Option Agreement dated January 31, 2005 between Papa John’s International, Inc. and Nigel Travis. Exhibit 10 to our Registration Statement on Form S-8 (Registration No. 333-138428) dated November 3, 2006 is incorporated herein by reference.

10.19*

The Employment Agreement effective January 31, 2005, between Papa John’s International, Inc. and Nigel Travis. Exhibit 10.1 to our report on Form 8-K dated January 30, 2005 is incorporated herein by reference.

10.20*

The Employment Agreement dated as of May 18, 2006, between Papa John’s International, Inc. and William M. Van Epps. Exhibit 10.1 to our report on Form 8-K dated May 18, 2006 is incorporated herein by reference.

10.21*

The Employment Agreement dated as of August 25, 2006, between Papa John’s International, Inc. and Robb S. Chase. Exhibit 10.1 to our report on Form 8-K dated August 25, 2006 is incorporated herein by reference.

10.22*

Separation and General Release Agreement dated January 27, 2007 between Papa John’s USA, Inc., Papa John’s International, Inc. and Michael Cortino. Exhibit 10.1 to our report on Form 8-K dated January 27, 2007.

10.23

$175,000,000 Revolving Credit Facility by and among Papa John’s International, Inc., The Guarantors Party Hereto, RSC Insurance Services, Ltd., a Bermuda Company, The Banks Party Hereto, PNC Bank, National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, National City Bank of Kentucky, as Co-Documentation Agent, Bank of America, N.A., as Co-Documentation Agent, Fifth Third Bank, as Co-Documentation Agent, and PNC Capital Markets LLC, as Lead Arranger and as Sole Bookrunner dated January 31, 2006. Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 is incorporated herein by reference.

10.24

Interest Rate Swap Transaction between JP Morgan Chase Bank, N.A. and Papa John’s International, Inc. effective March 15, 2006. Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 is incorporated herein by reference.

10.25

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

10.29

Agreement for the Sale and Purchase of the Perfect Pizza Franchise Business Operated by Perfect Pizza Limited (to be renamed Papa John’s (GB) Limited). Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 26, 2006 is incorporated herein by reference.

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

Schedule II - Valuation and Qualifying Accounts

Papa John’s International, Inc. and Subsidiaries

(In thousands)

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year

Fiscal year ended December 31, 2006:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$6,379	$3,282	$(5,190	)(2)	$4,471
Reserve for uncollectible accounts receivable - affiliates	1,022	454	(20)		1,456
Reserve for franchisee notes receivable	1,499	(291)	497	(2)	1,705
Reserve for franchisee notes receivable - affiliates	—	—	—		—
	$8,900	$3,445	$(4,713)		$7,632
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$1,269	$(260)	$(809	)(1)	$200

Fiscal year ended December 25, 2005:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$5,359	$3,015	$(1,995	)(2)	$6,379
Reserve for uncollectible accounts receivable - affiliates	525	497	—		1,022
Reserve for franchisee notes receivable	1,278	855	(634	)(2)	1,499
Reserve for franchisee notes receivable - affiliates	—	—	—		—
	$7,162	$4,367	$(2,629)		$8,900
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$462	$846	$(39	)(1)	$1,269

Fiscal year ended December 26, 2004:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,287	$1,636	$(564	)(2)	$5,359
Reserve for uncollectible accounts receivable - affiliates	—	525	—		525
Reserve for franchisee notes receivable	6,356	638	(5,716	)(2) (3)	1,278
Reserve for franchisee notes receivable - affiliates	—	—	—		—
	$10,643	$2,799	$(6,280)		$7,162
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$1,559	$(203)	$(894	)(1)	$462

(1) Represents cash payments and other adjustments.

(2) Uncollectible accounts written off, net of recoveries and reclassifications between accounts receivable and notes receivable reserves.

(3) Includes adjustment of $6.3 million in 2004 related to the consolidation of franchisee VIEs (VIEs eliminate upon consolidation).