Form 10-Q
period 2007-04-01
PAPA JOHNS INTERNATIONAL INC
filed 2007-05-08
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-21660

PAPA JOHN’S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1203323
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	number)

2002 Papa Johns Boulevard
Louisville, Kentucky  40299-2367
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):                Yes ☐                      No ☒

At May 2, 2007, there were outstanding 29,919,825 shares of the registrant’s common stock, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	April 1, 2007	December 31, 2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$5,716	$12,979
Accounts receivable	20,962	23,326
Inventories	25,874	26,729
Prepaid expenses	6,354	7,779
Other current assets	9,544	7,368
Deferred income taxes	7,458	6,362
Total current assets	75,908	84,543
Investments	986	1,254
Net property and equipment	198,970	197,722
Notes receivable	12,180	12,104
Deferred income taxes	3,431	1,643
Goodwill	68,131	67,357
Other assets	16,023	15,016
Total assets	$375,629	$379,639

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,942	$29,202
Income and other taxes	22,291	15,136
Accrued expenses	52,057	57,233
Current portion of debt	2,225	525
Total current liabilities	101,515	102,096
Unearned franchise and development fees	7,206	7,562
Long-term debt, net of current portion	99,510	96,511
Other long-term liabilities	28,614	27,302
Stockholders’ equity:
Preferred stock	—	—
Common stock	343	341
Additional paid-in capital	192,549	187,990
Accumulated other comprehensive income	377	515
Retained earnings	77,383	63,614
Treasury stock	(131,868)	(106,292)
Total stockholders’ equity	138,784	146,168
Total liabilities and stockholders’ equity	$375,629	$379,639

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	April 1, 2007	March 26, 2006
Domestic revenues:
Company-owned restaurant sales	$122,044	$106,740
Variable interest entities restaurant sales	1,687	2,446
Franchise royalties	14,452	14,238
Franchise and development fees	762	588
Commissary sales	100,199	102,692
Other sales	14,491	10,870
International revenues:
Royalties and franchise and development fees	2,448	1,457
Restaurant and commissary sales	4,541	3,318
Total revenues	260,624	242,349
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	25,088	20,878
Salaries and benefits	36,944	31,501
Advertising and related costs	10,903	9,192
Occupancy costs	7,289	6,162
Other operating expenses	16,393	13,803
Total domestic Company-owned restaurant expenses	96,617	81,536
Variable interest entities restaurant expenses	1,379	2,107
Domestic commissary and other expenses:
Cost of sales	81,775	83,543
Salaries and benefits	8,798	7,465
Other operating expenses	10,998	11,140
Total domestic commissary and other expenses	101,571	102,148
Income from the franchise cheese-purchasing program, net of minority interest	(99)	(4,576)
International operating expenses	4,038	3,423
General and administrative expenses	25,400	24,244
Minority interests and other general expenses	1,937	1,698
Depreciation and amortization	7,895	6,561
Total costs and expenses	238,738	217,141
Operating income from continuing operations	21,886	25,208
Investment income	353	376
Interest expense	(1,526)	(801)
Income from continuing operations before income taxes	20,713	24,783
Income tax expense	7,558	9,170
Income from continuing operations	13,155	15,613
Income from discontinued operations, net of tax	—	389
Net income	$13,155	$16,002

Basic earnings per common share:
Income from continuing operations	$0.44	$0.47
Income from discontinued operations, net of tax	—	0.01
Basic earnings per common share	$0.44	$0.48
Earnings per common share assuming dilution:
Income from continuing operations	$0.43	$0.46
Income from discontinued operations, net of tax	—	0.01
Earnings per common share - assuming dilution	$0.43	$0.47
Basic weighted average shares outstanding	30,064	33,122
Diluted weighted average shares outstanding	30,563	33,983

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
	Common		Additional	Other			Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 25, 2005	33,081	$331	$160,999	$(290)	$239	$—	$161,279
Comprehensive income:
Net income	—	—	—	—	16,002	—	16,002
Change in valuation of interest rate swap agreement, net of tax of $359	—	—	—	611	—	—	611
Other, net	—	—	—	70	—	—	70
Comprehensive income							16,683
Exercise of stock options	437	4	6,604	—	—	—	6,608
Tax benefit related to exercise of non-qualified stock options	—	—	1,538	—	—	—	1,538
Acquisition of treasury stock	(716)	—	—	—	—	(22,108)	(22,108)
Other	—	—	654	—	—	—	654
Balance at March 26, 2006	32,802	$335	$169,795	$391	$16,241	$(22,108)	$164,654

Balance at December 31, 2006	30,696	$341	$187,990	$515	$63,614	$(106,292)	$146,168
Cumulative effect of adoption of FIN No. 48	—	—	—	—	614	—	614
Adjusted balance at January 1, 2007	30,696	341	187,990	515	64,228	(106,292)	146,782
Comprehensive income:
Net income	—	—	—	—	13,155	—	13,155
Change in valuation of interest rate swap agreements, net of tax of $147	—	—	—	(256)	—	—	(256)
Other, net	—	—	—	118	—	—	118
Comprehensive income							13,017
Exercise of stock options	182	2	2,739	—	—	—	2,741
Tax benefit related to exercise of non–qualified stock options	—	—	854	—	—	—	854
Acquisition of treasury stock	(880)	—	—	—	—	(25,576)	(25,576)
Other	—	—	966	—	—	—	966
Balance at April 1, 2007	29,998	$343	$192,549	$377	$77,383	$(131,868)	$138,784

At March 26, 2006, the accumulated other comprehensive gain of $391 was comprised of net unrealized gain on the interest rate swap agreement of $244, net unrealized gain on investments of $6 and unrealized foreign currency translation gains of $141.

At April 1, 2007, the accumulated other comprehensive gain of $377 was comprised of unrealized foreign currency translation gains of $628 and a net unrealized gain on investments of $12, offset by a net unrealized loss on the interest rate swap agreement of $263.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	April 1, 2007	March 26, 2006
Operating activities
Net income	$13,155	$16,002
Results from discontinued operations (net of income taxes)	—	(389)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	788	1,085
Depreciation and amortization	7,895	6,561
Deferred income taxes	(2,733)	(1,335)
Stock-based compensation expense	966	698
Excess tax benefit related to exercise of non-qualified stock options	(854)	(2,586)
Other	1,304	1,800
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,597	(1,478)
Inventories	847	3,307
Prepaid expenses	1,360	1,015
Other current assets	(2,182)	610
Other assets and liabilities	(80)	(2,438)
Accounts payable	(4,299)	451
Income and other taxes	7,769	7,196
Accrued expenses	(5,277)	(4,493)
Unearned franchise and development fees	(356)	(276)
Net cash provided by operating activities from continuing operations	19,900	25,730
Operating cash flows from discontinued operations	—	414
Net cash provided by operating activities	19,900	26,144
Investing activities
Purchase of property and equipment	(9,006)	(6,094)
Proceeds from sale of property and equipment	16	17
Purchase of investments	—	(2,014)
Proceeds from sale or maturity of investments	268	3,129
Loans issued	(750)	(820)
Loan repayments	638	3,027
Acquisitions	(1,215)	(543)
Proceeds from divestitures of restaurants	632	—
Net cash from continuing operations used in investing activities	(9,417)	(3,298)
Proceeds from divestiture of discontinued operations	—	8,020
Net cash provided by (used in) investing activities	(9,417)	4,722
Financing activities
Net proceeds (repayments) from line of credit facility	3,000	(29,000)
Net proceeds from short-term debt - variable interest entities	1,700	6,350
Excess tax benefit related to exercise of non-qualified stock options	854	2,586
Proceeds from exercise of stock options	2,741	6,608
Acquisition of Company common stock	(25,576)	(22,108)
Other	(489)	159
Net cash used in financing activities	(17,770)	(35,405)
Effect of exchange rate changes on cash and cash equivalents	24	36
Change in cash and cash equivalents	(7,263)	(4,503)
Cash and cash equivalents at beginning of period	12,979	22,098
Cash and cash equivalents at end of period	$5,716	$17,595

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

April 1, 2007

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 31, 2006.

2.              Accounting for Uncertainty in Income Taxes (FIN 48)

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits.  As a result of the implementation of FIN 48, the Company recognized an approximate $614,000 decrease in the liability for unrecognized tax benefits, which is accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the adoption date, we had tax affected unrecognized benefits of approximately $9.6 million. To the extent these unrecognized tax benefits are ultimately recognized, the effective tax rate will be impacted in a future period.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.  The Company is currently undergoing examinations by various state and local tax authorities.  The Company anticipates that the finalization of these current examinations and the expiration of the applicable statute of limitations will result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $2.0 million during 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a part of income tax expense.  The Company recognized approximately $118,000 and $81,000 for the three months ended April 1, 2007 and March 26, 2006, respectively, in interest and penalties. The Company had approximately $2.3 million and $2.5 million for the payment of interest and penalties accrued at April 1, 2007 and December 31, 2006, respectively.

3.              Acquisitions

During the first quarter of 2007, we completed the acquisition of six restaurants located in Pennsylvania, Texas and Oklahoma.  The purchase price of these restaurants totaled $1.2 million, which was paid in cash and is subject to post-closing adjustments, of which approximately $779,000 was recorded as goodwill.

Effective April 2, 2007 (the beginning of our second quarter 2007), we acquired 13 restaurants in Georgia.  The purchase price was $7.4 million, which was paid in cash and is subject to post-closing adjustments, of which approximately $6.4 million was recorded as goodwill.

The business combinations in the previous paragraphs were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial results. The acquisitions are not expected to significantly impact operating income for 2007 as transition costs are expected to substantially offset incremental unit level income.

4.              Accounting for Variable Interest Entities

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special-purpose entity formed at the direction of our Franchise Advisory Council in 1999 for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $31.6 million and $36.3 million of cheese from BIBP for the three months ended April 1, 2007 and March 26, 2006, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE, and thus we consolidate the financial statements of BIBP. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized.

The consolidation of BIBP did not have a significant impact on Papa John’s net income for the three months ended April 1, 2007.  We recognized a pre-tax loss of $406,000 ($256,000 net of tax, or $0.01 per share) and pre-tax income of $5.4 million ($3.4 million net of tax, or $0.10 per share) for the three months ended April 1, 2007 and March 26, 2006, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has an $18.0 million line of credit with a commercial bank, which is not guaranteed by Papa John’s. Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of April 1, 2007, BIBP had outstanding borrowings of $2.2 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility.

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s was deemed the primary beneficiary of two franchise entities as of April 1, 2007 and three franchise entities as of March 26, 2006, even though we had no ownership in them.  The two franchise entities at April 1, 2007 operated a total of seven restaurants with annual revenues approximating $5.5 million. Our net loan balance receivable from these entities was $476,000 at April 1, 2007, with no further funding commitments. The consolidation of these franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of April 1, 2007 and December 31, 2006:

	April 1, 2007			December 31, 2006
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$1,231	$233	$1,464	$144	$150	$294
Accounts receivable	—	—	—	—	—	—
Accounts receivable - Papa John’s	3,842	—	3,842	3,950	—	3,950
Other current assets	941	32	973	1,397	26	1,423
Net property and equipment	—	447	447	—	464	464
Goodwill	—	460	460	—	460	460
Deferred income taxes	744	—	744	—	—	—
Total assets	$6,758	$1,172	$7,930	$5,491	$1,100	$6,591

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$4,273	$269	$4,542	$3,436	$220	$3,656
Income and other taxes	503	—	503	506	—	506
Short-term debt - third party	2,225	—	2,225	525	—	525
Short-term debt - Papa John’s	—	476	476	—	517	517
Total liabilities	7,001	745	7,746	4,467	737	5,204
Stockholders’ equity (deficit)	(243)	427	184	1,024	363	1,387
Total liabilities and stockholders’ equity (deficit)	$6,758	$1,172	$7,930	$5,491	$1,100	$6,591

5.              Debt

Our debt is comprised of the following (in thousands):

	April 1,	December 31,
	2007	2006

Revolving line of credit	$99,500	$96,500
Debt associated with VIEs *	2,225	525
Other	10	11
Total debt	101,735	97,036
Less: current portion of debt	(2,225)	(525)
Long-term debt	$99,510	$96,511

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

6.  Calculation of Earnings Per Share

The calculations of basic earnings per common share from continuing operations and earnings per common share – assuming dilution from continuing operations are as follows (in thousands, except per share data):

	Three Months Ended
	April 1,	March 26,
	2007	2006

Basic earnings per common share:
Income from continuing operations	$13,155	$15,613
Weighted average shares outstanding	30,064	33,122
Basic earnings per common share	$0.44	$0.47

Earnings per common share - assuming dilution:
Income from continuing operations	$13,155	$15,613

Weighted average shares outstanding	30,064	33,122
Dilutive effect of outstanding common stock options	499	861
Diluted weighted average shares outstanding	30,563	33,983
Earnings per common share - assuming dilution	$0.43	$0.46

7.              Segment Information

We have defined five reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations and variable interest entities (VIEs).

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings, dessert pizza, and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, China and Mexico and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. VIEs consist of entities in which we are deemed the primary beneficiary, as defined in Note 4, and include BIBP and certain franchisees to which we have extended loans. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations and certain partnership development activities.

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

Our segment information is as follows:

	Three Months Ended
(In thousands)	April 1, 2007	March 26, 2006
Revenues from external customers:
Domestic Company-owned restaurants	$122,044	$106,740
Domestic commissaries	100,199	102,692
Domestic franchising	15,214	14,826
International	6,989	4,775
Variable interest entities (1)	1,687	2,446
All others	14,491	10,870
Total revenues from external customers	$260,624	$242,349

Intersegment revenues:
Domestic commissaries	$30,845	$27,884
Domestic franchising	339	314
International	157	132
Variable interest entities (1)	31,587	36,253
All others	3,968	2,947
Total intersegment revenues	$66,896	$67,530

Income (loss) from continuing operations before income taxes:
Domestic Company-owned restaurants (2)	$8,215	$9,301
Domestic commissaries (3)	10,014	7,353
Domestic franchising	13,043	13,014
International (4)	(2,320)	(2,341)
Variable interest entities	(406)	5,389
All others	1,045	1,499
Unallocated corporate expenses (5)	(8,295)	(8,882)
Elimination of intersegment profits	(583)	(550)
Total income from continuing operations before income taxes	$20,713	$24,783

Property and equipment:
Domestic Company-owned restaurants	$153,801
Domestic commissaries	75,854
International	6,021
Variable interest entities	1,387
All others	21,244
Unallocated corporate assets	133,546
Accumulated depreciation and amortization	(192,883)
Net property and equipment	$198,970

(1)   The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities are attributable to BIBP.

(2)   The operating results for domestic Company-owned restaurants decreased approximately $1.1 million for the three months ended April 1, 2007, as compared to the same period of the prior year. This decrease is due to an increase in labor expense as a percentage of sales reflecting the impact of minimum wage increases in certain states.

(3)   The operating results for the domestic commissaries segment improved approximately $2.7 million for the three-month period ended April 1, 2007, as compared to the corresponding period in 2006, primarily due to the increased volumes of higher-margin fresh dough products and improved margin from other commodities.

(4)   The international segment, which excludes the Perfect Pizza operations that were sold in March 2006, reported an operating loss of $2.3 million for the three months ended April 1, 2007, which was substantially the same as the corresponding period in 2006, as increased revenues due to growth in number of units and unit volumes were substantially offset by increased personnel and infrastructure investment costs.

(5)   The decrease of approximately $600,000 in unallocated corporate expenses for the three months ended April 1, 2007, as compared to the first quarter of 2006, was primarily due to lower legal costs including the settlement of a litigation matter in 2006. Net interest expense, which is included in the unallocated corporate segment, increased approximately $750,000 for the three months ended April 1, 2007, as compared to the corresponding 2006 period, principally due to a higher average debt balance resulting from our share repurchase program and restaurant acquisitions during the last twelve months. The increase in net interest costs was offset by an increase in allocations to the operating units in the first quarter of 2007, as compared to the first quarter 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At April 1, 2007, there were 3,044 Papa John’s restaurants (594 Company-owned and 2,450 franchised) operating in all 50 states and 26 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

At April 1, 2007, our United Kingdom subsidiary, Papa John’s UK (PJUK), had goodwill of approximately $17.2 million. In addition to the sale of the Perfect Pizza operations, which occurred in March 2006, we have restructured management and developed plans for PJUK to improve its future operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom and increase net PJUK franchise unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives are not successful, impairment charges could occur.

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

From October 2000 through September 2004, our captive insurance company, which provided insurance to our franchisees, was self-insured. In October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this new arrangement eliminates our risk of loss for franchise insurance coverage written after September 2004. Our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from the inception of the captive insurance company in October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon periodic actuarial valuations.

Deferred Income Tax Assets and Tax Reserves

As of April 1, 2007, we had a net deferred income tax asset balance of $10.9 million.  We have not provided a valuation allowance for the deferred income tax assets since we believe it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. As a result of the implementation of FIN 48, the Company recognized an approximate $614,000 decrease in the liability for unrecognized tax benefits, which is accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the adoption date, we had tax affected unrecognized benefits of approximately $9.6 million. To the extent these unrecognized tax benefits are ultimately recognized, the effective tax rate will be impacted in a future period.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures based on FIN 48 requirements described above.  We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact our ultimate payment for such exposures.

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we consolidate the financial results of BIBP since we qualify as the primary beneficiary, as defined by FIN 46, of BIBP.  We recognized a pre-tax loss of $406,000 for the three months ended April 1, 2007 and pre-tax income of $5.4 million for the three months ended March 26, 2006 from the consolidation of BIBP. In future periods, we expect the consolidation of BIBP to have a significant impact on Papa John’s operating income due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

New Accounting Standard

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The effective date of SFAS No. 157 will be the first quarter of 2008. SFAS No. 157 could impact our future estimates of valuing long-lived and intangible assets such as our annual fair value evaluation of PJUK. We have not determined the impact, if any, of adopting SFAS No. 157.

Restaurant Progression:

	Three Months Ended
	April 1, 2007	March 26, 2006

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	577	502
Opened	4	2
Closed	—	(1)
Acquired from franchisees	6	3
Sold to franchisees	(1)	—
End of period	586	506
International Company-owned:
Beginning of period	11	2
Opened	—	1
Sold to franchisees	(3)	—
End of period	8	3
U.S. franchised:
Beginning of period	2,080	2,097
Opened	22	20
Closed	(11)	(13)
Acquired from Company	1	—
Sold to Company	(6)	(3)
End of period	2,086	2,101
International franchised:
Beginning of period	347	325
Opened	18	12
Closed	(4)	(23)
Acquired from Company	3	—
End of period	364	314
Total restaurants - end of period	3,044	2,924

Perfect Pizza Restaurant Progression:
Franchised:
Beginning of period	—	112
Closed	—	(3)
Sold	—	(109)
Total restaurants - end of period	—	—

Results of Operations

Variable Interest Entities

As required by FIN 46, our operating results include BIBP’s operating results.  The consolidation of BIBP had a significant impact on our operating results for the first quarter and full-year of 2006, and is expected to have a significant impact on our future operating results, including the full-year of 2007, and income statement presentation as described below.

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

The second component of the net impact from the consolidation of BIBP is reflected in the caption “(Income) loss from the franchise cheese-purchasing program, net of minority interest.” This line item represents BIBP’s income or loss from purchasing cheese at the spot market price and selling to franchised restaurants at a fixed quarterly price, net of any income or loss attributable to the minority interest BIBP shareholders. The amount of income or loss attributable to the BIBP shareholders depends on its cumulative shareholders’ equity balance and the change in such balance during the reporting period. The third component is reflected as investment income or interest expense depending upon whether BIBP is in a net investment or net borrowing position during the reporting period.

In addition, Papa John’s has extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. We consolidated the financial results of two franchise entities operating a total of seven restaurants with annual sales approximating $5.5 million for the three months ended April 1, 2007 and three franchise entities operating a total of 14 restaurants with annual sales approximating $9.0 million for the three months ended March 26, 2006.

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the three months ended April 1, 2007 and March 26, 2006 (in thousands):

	Three Months Ended			Three Months Ended
	April 1, 2007			March 26, 2006
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$1,688	$1,688	$—	$2,446	$2,446
BIBP sales	31,587	—	31,587	36,253	—	36,253
Total revenues	31,587	1,688	33,275	36,253	2,446	38,699

Operating expenses	31,946	1,501	33,447	30,475	2,280	32,755
General and administrative expenses	25	52	77	22	151	173
Other general expense	—	122	122	—	(91)	(91)
Depreciation and amortization	—	13	13	—	106	106
Total costs and expenses	31,971	1,688	33,659	30,497	2,446	32,943
Operating income (loss)	(384)	—	(384)	5,756	—	5,756
Net interest income (expense)	(22)	—	(22)	(367)	—	(367)
Income (loss) before income taxes	$(406)	$—	$(406)	$5,389	$—	$5,389

Discontinued Operations

In March 2006, the Company sold its Perfect Pizza operations in the United Kingdom, consisting of the franchise rights and leases related to the 109 franchised Perfect Pizza restaurants, as well as the distribution operations, with annual revenues in 2005 approximating $13.6 million.  The total proceeds from the sale were approximately $13.0 million, with $8.0 million received in cash at closing, and the balance to be received under the terms of an interest-bearing note through 2011. There was no gain or loss recognized in 2006 in connection with the sale of Perfect Pizza.

We have classified our Perfect Pizza operations as discontinued operations in the accompanying financial statements. For the first quarter of 2006, the net sales and net income of the Perfect Pizza discontinued operations were $2.4 million and $389,000 ($0.01 per diluted share), respectively.

Summary of Operating Results from Continuing Operations

Total revenues were $260.6 million for the first quarter of 2007, representing an increase of 7.5% from revenues of $242.3 million for the same period in 2006. The primary reason for the $18.3 million increase in revenues for the first quarter of 2007 is a  $15.3 million increase in Company-owned restaurant revenues reflecting the acquisition of 54 restaurants during the last five months of 2006.

Our income from continuing operations before income taxes totaled $20.7 million for the first quarter of 2007, compared to $24.8 million for the same period in 2006 as summarized in the following table on an operating segment basis (in thousands):

	Three Months Ended
	April 1,	March 26,
	2007	2006

Domestic Company-owned restaurants	$8,215	$9,301
Domestic commissaries	10,014	7,353
Domestic franchising	13,043	13,014
International	(2,320)	(2,341)
Variable interest entities	(406)	5,389
All others	1,045	1,499
Unallocated corporate expenses	(8,295)	(8,882)
Elimination of intersegment profits	(583)	(550)
Total income from continuing operations before income taxes	$20,713	$24,783

Excluding the impact of the consolidation of BIBP (pretax loss of $406,000 or $0.01 per diluted share in 2007 and a pretax gain of $5.4 million or $0.10 per diluted share in 2006), first quarter 2007 income from continuing operations before taxes was $21.1 million compared to $19.4 million for the same period in 2006. The increase of $1.7 million (excluding the consolidation of BIBP) was principally due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income was $8.2 million for the three-month period ended April 1, 2007 as compared to $9.3 million for the same period in 2006. The $1.1 million decrease is principally due to an increase in labor expense as a percentage of sales, reflecting the impact of minimum wage increases in certain states.  The increase in various operating expenses as a percentage of sales, such as rent and maintenance expenses, was offset by a decrease in food costs, primarily cheese.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income increased approximately $2.7 million for the three months ended April 1, 2007, as compared to the corresponding period in 2006, primarily due to the increased volumes of higher-margin fresh dough products and improved margin from other commodities.

•                  Domestic Franchising Segment. Domestic franchising operating income was $13.0 million for the three months ended April 1, 2007, which was substantially the same as the corresponding period in 2006, as the decrease in royalties from the sale of 54 franchised restaurants to the Company during the last five months of 2006 was substantially offset by new franchise restaurants and a decrease in waivers granted to certain franchisees.

•                  International Segment. The international segment, which excludes the Perfect Pizza operations that were sold in March 2006, reported an operating loss of $2.3 million for the three months ended April 1, 2007, which was substantially the same as the corresponding period in 2006, as increased revenues due to growth in number of units and unit volumes were substantially offset by increased personnel and infrastructure investment costs.

•                  All Others Segment. The operating income for the “All others” reporting segment decreased approximately $450,000 for the three months ended April 1, 2007, as compared to the corresponding 2006 period. The decrease is primarily due to a decline in operating results of our print and promotions operations.

•                  Unallocated Corporate Segment.  Unallocated corporate expenses decreased approximately $600,000 for the three months ended April 1, 2007, as compared to the first quarter of 2006, primarily due to lower legal costs including the settlement of a litigation matter in 2006. Net interest expense, which is included in the unallocated corporate segment, increased approximately $750,000 for the three months ended April 1, 2007, as compared to the corresponding 2006 period, principally due to a higher average debt balance resulting from our share repurchase program and restaurant acquisitions during the last twelve months. The increase in net interest costs was offset in this operating segment by an increase in allocations to the operating units in the first quarter of 2007, as compared to the first quarter 2006.

Diluted earnings per share from continuing operations was $0.43 (including a $0.01 per share loss from the consolidation of BIBP) in the first quarter of 2007, compared to $0.46 (including a $0.10 per share gain from the consolidation of BIBP) in the first quarter of 2006. In December 1999, we began a repurchase program for our common stock. Through April 1, 2007, an aggregate of $627.7 million of shares have been repurchased (representing 39.0 million shares, at an average price of $16.10 per share). The share repurchase activity increased earnings per share from continuing operations by approximately $0.02 for the first quarter of 2007.

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $122.0 million for the three months ended April 1, 2007, compared to $106.7 million for the same period in 2006.  The increase of $15.3 million, or 14.3%, is due to an increase in equivalent Company-owned units of 15.8%, reflecting the acquisition of 54 restaurants during the last five months of 2006.  In addition, our Company-owned restaurants reported an increase in comparable sales of 0.6% for the three months ended April 1, 2007.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans. Revenues from these restaurants totaled $1.7 million for the three months ended April 1, 2007 as compared to $2.4 million for the corresponding period in 2006. During the third quarter of 2006, one of the franchisees, with seven restaurants and annual revenues approximating $4.0 million sold its restaurants to a third party.

Domestic franchise sales for the first quarter of 2007 decreased 0.7% to $376.3 million from $379.1 million for the same period in 2006, primarily resulting from a 1.5% decrease in equivalent franchise units for the same

2006 period reflecting the previously mentioned divestiture of 54 franchised restaurants during the last five months of 2006.  Domestic franchise comparable sales were substantially flat for the three months ended April 1, 2007.  Domestic franchise royalties were $14.5 million for the first quarter of 2007, a 1.5% increase from $14.2 million for the comparable period in 2006, primarily due to a decrease in waivers granted to certain franchisees.

Average weekly sales for comparable units include restaurants that were open throughout the periods presented below. Average weekly sales for other units include restaurants that were not open throughout the periods presented below and include non-traditional sites such as Six Flags theme parks. The comparable sales base and average weekly sales for 2007 and 2006 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	April 1, 2007		March 26, 2006
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	586	2,086	506	2,101
Equivalent units	580	2,042	501	2,074
Comparable sales base units	556	1,938	490	1,962
Comparable sales base percentage	95.9%	94.9%	97.9%	94.6%
Average weekly sales - comparable units	$16,439	$14,275	$16,519	$14,219
Average weekly sales - other units	$10,454	$12,394	$10,895	$11,311
Average weekly sales - all units	$16,191	$14,180	$16,400	$14,062

Domestic franchise and development fees were $762,000 in the first quarter of 2007, including approximately $237,000 recognized upon development cancellation or franchise renewal and transfer, compared to $588,000, including $118,000 recognized upon development cancellation or franchise renewal and transfer, for the same period in 2006. There were 22 domestic franchise restaurant openings in the first quarter of 2007 compared to 20 in 2006.

Domestic commissary sales decreased 2.4% to $100.2 million for the first quarter of 2007, from $102.7 million in the comparable 2006 period, as increased volumes of products sold were more than offset by a decline in the prices charged to restaurants for cheese.  Other sales increased $3.6 million for the first quarter of 2007 from $10.9 million for the comparable period in 2006, primarily as a result of an increase in revenues from our print and promotions operations.

International revenues, which exclude the Perfect Pizza discontinued operations sold in March 2006, consist primarily of the PJUK continuing operations, denominated in British Pounds Sterling and converted to U.S. dollars (approximately 62% of international revenues in 2007). International revenues were $7.0 million for the first quarter of 2007, compared to $4.8 million for the comparable period in 2006, reflecting the acquisition of five restaurants in Beijing, China in December 2006, an increase in revenues from additional Company-owned units in the United Kingdom and higher royalty revenue from additional franchise units.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 20.8% in the first quarter of 2007 compared to 23.6% for the same period in 2006.  Excluding the impact of consolidating BIBP, the restaurant operating margin decreased 1.3% to 21.2% in the first quarter of 2007 from 22.5% in the same quarter of the prior year, consisting of the following differences:

•                  Cost of sales decreased 0.5% primarily due to a decline in commodities (principally cheese).

•                  Salaries and benefits were 0.8% higher as a percentage of sales in the first quarter of 2007, compared to the first quarter of 2006, reflecting increased labor costs, including the impact of minimum wage increases in certain states.

•                  Advertising and related costs as a percentage of sales were 0.3% higher in the first quarter of 2007 as compared to the first quarter of 2006.

•                  Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.7% higher for the first quarter of 2007, as compared to the first quarter of 2006, due to increases in rent and maintenance expense as well as an increase in credit card expenses associated with increased use by our customers.

Domestic commissary and other margin was 11.4% in the first quarter of 2007, compared to 10.1% for the same period in 2006. Cost of sales was 71.3% of revenues in the first quarter of 2007, compared to 73.6% for the same period in 2006.  The decrease is primarily due to lower cheese costs incurred by the commissaries (cheese has a fixed-dollar as opposed to a fixed-percentage mark-up) and an increase in the mix of higher-margin fresh dough products sold during the first quarter of 2007.  Salaries and benefits were 7.7% of revenues in the first quarter of 2007 as compared to 6.6% for the same period in 2006.  The increase is due to additional staff to support additional volumes for our commissary and print operations. Other operating expenses decreased to 9.6% of sales in 2007 from 9.8% in 2006.

The income from the franchise cheese-purchasing program, net of minority interest, was $99,000 during the first quarter of 2007 compared to $4.6 million for the corresponding quarter in 2006. These results only represent the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income from continuing operations was a loss of $406,000 in the first quarter of 2007, compared to a $5.4 million gain in the same period of 2006.

International operating margin was approximately $500,000 in the first quarter of 2007 as compared to a loss of $105,000 for the corresponding period in 2006. The increased margin reflects an improvement in our United Kingdom subsidiary and the acquisition of the five restaurants in Beijing, China.

General and administrative expenses were $25.4 million or 9.7% of revenues for 2007 as compared to $24.2 million or 10.0% of revenues in the same period of 2006. The increase of $1.2 million in 2007 is primarily attributable to the continued development of our support infrastructure for our commissary, international and print and promotions operations.

Minority interests and other general expenses reflected net expense of $1.9 million in the first quarter of 2007 compared to $1.7 million for the comparable period in 2006 as detailed below (in thousands):

		March 26,	Increase
	April 1, 2007	2006	(Decrease)

Minority interests	$587	$489	$98
Disposition and valuation-related costs of other assets	368	475	(107)
Provision for uncollectible accounts and notes receivable	456	580	(124)
Pre-opening costs	58	100	(42)
Contribution to Marketing Fund	400	—	400
Other	68	54	14
Total minority interests and other general expenses	$1,937	$1,698	$239

The Company made a $400,000 contribution to the Papa John’s Marketing Fund in the first quarter of 2007 to assist the system with certain national advertising costs.

Depreciation and amortization was $7.9 million (3.0% of revenues) for the first quarter of 2007 as compared to $6.6 million (2.7% of revenues) for the comparable period in 2006.  The increase in depreciation expense is principally due to the capital additions we have made within our restaurant operations, including the previously mentioned 54 acquired restaurants during the last five months of 2006, and with our print and promotions operations.

Net interest. Net interest expense was $1.2 million in the first quarter of 2007 as compared to $425,000 in 2006. The increase in net interest expense reflects the increase in our average outstanding debt balance resulting from our share repurchase program and restaurant acquisitions during the last 12 months.

Income Tax Expense.  The effective income tax rate was 36.5% for the first quarter 2007 and 37.0% for the same period in 2006.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	April 1,	December 31,
	2007	2006

Revolving line of credit	$99,500	$96,500
Debt associated with VIEs *	2,225	525
Other	10	11
Total debt	101,735	97,036
Less: current portion of debt	(2,225)	(525)
Long-term debt	$99,510	$96,511

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

Cash flow from operating activities from continuing operations was $19.9 million in the first three months of 2007 compared to $25.7 million for the same period in 2006. The consolidation of BIBP decreased cash flow from operations by $406,000 in the first quarter of 2007 and increased cash flow from operations by $5.4 million in the corresponding 2006 period (as reflected in the income from continuing operations and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of the consolidation of BIBP, cash flow from continuing operations was $20.3 million in both the 2007 and 2006 quarterly periods as increased net income was offset by unfavorable working capital changes.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in December 1999. During the three months ended April 1, 2007, common stock repurchases of $25.6 million, capital expenditures of $9.0 million and acquisitions of $1.2 million were funded primarily by cash flow from operations, proceeds from stock option exercises and from available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to an aggregate $675.0 million of our common stock through December 30, 2007. As of April 1, 2007, a total of 39.0 million shares have been repurchased for $627.7 million at an average price of $16.10 per share since the repurchase program started in 1999. Subsequent to April 1, 2007 (through May 2, 2007), we acquired an additional 95,200 shares at an aggregate cost of $2.9 million. As of May 2, 2007, approximately $44.4 million remains available for repurchase of common stock under this authorization.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock for the remainder of 2007 from operating cash flows and the $51.4 million remaining availability under our line of credit, reduced for certain outstanding letters of credit.

Forward-Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to: the uncertainties associated with litigation; changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; increases in or sustained high cost levels of food, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers, if needed; health- or disease-related disruptions or consumer concerns about commodities supplies; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; local governmental agencies’ restrictions on the sale of certain food products; higher-than-anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; franchisee relations; the possibility of impairment charges if PJUK or recently acquired restaurants perform below our expectations; federal and state laws governing such matters as wages, benefits, working conditions, citizenship requirements and overtime, including pending legislation to increase the federal and state minimum wage; and labor shortages in various markets resulting in higher required wage rates. The above factors might be especially harmful to the financial viability of franchisees or Company-owned operations in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Additionally, domestic franchisees are only required to purchase seasoned sauce and dough from our QC Centers and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our QC Centers.  Our international operations are subject to additional factors, including economic, political and health conditions in the countries in which the Company or its franchisees operate; currency regulations and fluctuations; differing business and social cultures and consumer preferences; diverse government regulations and structures; ability to source high-quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees. See “Part I. Item 1A. - Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at April 1, 2007 was principally comprised of a $99.5 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels.

We have two interest rate swap agreements that provide for fixed rates of 4.98% and 5.18%, as compared to LIBOR, on the following amount of floating rate debt:

	Floating	Fixed
	Rate Debt	Rates
The first interest rate swap agreement:
March 15, 2006 to January 16, 2007	$50 million	4.98%
January 16, 2007 to January 15, 2009	$60 million	4.98%
January 15, 2009 to January 15, 2011	$50 million	4.98%

The second interest rate swap agreement:
March 1, 2007 to January 31, 2009	$30 million	5.18%

The effective interest rate on the line of credit, including the impact of the two interest rate swap agreements, was 5.70% as of April 1, 2007. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of April 1, 2007, as mitigated by the interest rate swap based on present interest rates, would increase interest expense approximately $95,000. The annual impact of a 100 basis point increase in interest rates on the debt associated with BIBP would be $22,000.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our first quarter 2006 operating results (no significant impact on first quarter 2007 operating results) and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the first quarter of 2008 (based on the May 2, 2007 Chicago Mercantile Exchange (CME) milk futures market prices) and the actual prices in 2006 and 2007 to date:

	2008				2007				2006
	BIBP		Actual		BIBP		Actual		BIBP	Actual
	Block Price		Block Price		Block Price		Block Price		Block Price	Block Price

Quarter 1	$1.486	*	$1.605	*	$1.344		$1.341		$1.548	$1.268
Quarter 2	N/A		N/A		1.379		1.605	*	1.482	1.182
Quarter 3	N/A		N/A		1.497	*	1.745	*	1.525	1.215
Quarter 4	N/A		N/A		1.507	*	1.691	*	1.447	1.306
Full Year	N/A		N/A		$1.432	*	$1.596	*	$1.501	$1.243

*amounts are estimates based on futures prices

N/A - not available

The following table presents the 2006 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2006
Quarter 1	$5,389
Quarter 2	6,303
Quarter 3	5,336
Quarter 4	1,959
Full Year	$18,987

Additionally, based on the CME milk futures market prices as of May 2, 2007, and the actual second quarter and projected third and fourth quarter of 2007 and first quarter of 2008, cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to decrease our pre-tax income as follows (in thousands):

Quarter 1 - 2007	$(406)
Quarter 2 - 2007	(5,604)	*
Quarter 3 - 2007	(6,024)	*
Quarter 4 - 2007	(4,902)	*
Full Year - 2007	$(16,936)	*

Quarter 1 - 2008	$(2,816)	*

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

Item 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“1934 Act”)), as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this quarterly report.

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

Item 1.A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for our 2006 fiscal year could materially affect the Company’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $675.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 30, 2007. Through April 1, 2007, a total of 39.0 million shares with an aggregate cost of $627.7 million and an average price of $16.10 per share have been repurchased under this program. The following table summarizes our repurchases by fiscal period during the first three months of 2007 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

01/01/2007 - 01/28/2007	732	$29.00	38,837	$51,598
01/29/2007 - 02/25/2007	61	$27.93	38,898	$49,897
02/26/2007 - 04/01/2007	87	$30.31	38,985	$47,267

Item 6.  Exhibits

Exhibit Number	Description

10.1

Separation and General Release Agreement dated January 27, 2007 between Papa John’s USA, Inc., Papa John’s International, Inc. and Michael Cortino. Exhibit 10.1 to our report on Form 8-K dated January 27, 2007 is incorporated herein by reference.

10.2	Summary of Terms of Short-term Incentive Compensation Program for Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated February 21, 2007 is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 8, 2007	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer