Form 10-Q
period 2007-07-01
PAPA JOHNS INTERNATIONAL INC
filed 2007-08-07
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended July 1, 2007

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

At August 1, 2007, there were outstanding 29,872,378 shares of the registrant’s common stock, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	July 1, 2007	December 31, 2006
(In thousands)	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$19,933	$12,979
Accounts receivable	21,495	23,326
Inventories	24,936	26,729
Prepaid expenses	9,407	7,779
Other current assets	6,557	7,368
Deferred income taxes	7,507	6,362
Total current assets	89,835	84,543
Investments	583	1,254
Net property and equipment	199,723	197,722
Notes receivable	14,287	12,104
Deferred income taxes	5,997	1,643
Goodwill	74,580	67,357
Other assets	17,577	15,016
Total assets	$402,582	$379,639

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,804	$29,202
Income and other taxes	13,294	15,136
Accrued expenses	53,246	57,233
Current portion of debt	10,775	525
Total current liabilities	104,119	102,096
Unearned franchise and development fees	7,211	7,562
Long-term debt, net of current portion	116,009	96,511
Other long-term liabilities	28,238	27,302
Stockholders’ equity:
Preferred stock	—	—
Common stock	347	341
Additional paid-in capital	203,187	187,990
Accumulated other comprehensive income	1,198	515
Retained earnings	84,392	63,614
Treasury stock	(142,119)	(106,292)
Total stockholders’ equity	147,005	146,168
Total liabilities and stockholders’ equity	$402,582	$379,639

Note:  The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Domestic revenues:
Company-owned restaurant sales	$119,633	$105,424	$241,677	$212,164
Variable interest entities restaurant sales	1,602	2,691	3,289	5,137
Franchise royalties	13,746	13,964	28,198	28,202
Franchise and development fees	541	593	1,303	1,181
Commissary sales	96,224	100,968	196,423	203,660
Other sales	17,355	12,202	31,846	23,072
International revenues:
Royalties and franchise and development fees	2,223	1,839	4,671	3,296
Restaurant and commissary sales	4,932	3,912	9,473	7,230
Total revenues	256,256	241,593	516,880	483,942
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	25,829	19,650	50,917	40,528
Salaries and benefits	35,928	31,252	72,872	62,753
Advertising and related costs	11,159	9,821	22,062	19,013
Occupancy costs	7,520	6,364	14,809	12,526
Other operating expenses	16,411	13,774	32,804	27,577
Total domestic Company-owned restaurant expenses	96,847	80,861	193,464	162,397
Variable interest entities restaurant expenses	1,352	2,224	2,731	4,331
Domestic commissary and other expenses:
Cost of sales	80,944	81,866	162,719	165,409
Salaries and benefits	9,006	7,851	17,804	15,316
Other operating expenses	11,147	11,282	22,145	22,422
Total domestic commissary and other expenses	101,097	100,999	202,668	203,147
Loss (income) from the franchise cheese purchasing program, net of minority interest	6,277	(5,189)	6,178	(9,765)
International operating expenses	4,426	3,883	8,464	7,306
General and administrative expenses	25,221	26,386	50,621	50,630
Minority interests and other general expenses	999	1,327	2,936	3,025
Depreciation and amortization	7,589	6,603	15,484	13,164
Total costs and expenses	243,808	217,094	482,546	434,235
Operating income from continuing operations	12,448	24,499	34,334	49,707
Investment income	368	364	721	740
Interest expense	(1,706)	(631)	(3,232)	(1,432)
Income from continuing operations before income taxes	11,110	24,232	31,823	49,015
Income tax expense	4,101	8,966	11,659	18,136
Income from continuing operations	7,009	15,266	20,164	30,879
Income from discontinued operations, net of tax	—	—	—	389
Net income	$7,009	$15,266	$20,164	$31,268

Basic earnings per common share:
Income from continuing operations	$0.23	$0.47	$0.67	$0.94
Income from discontinued operations, net of tax	—	—	—	0.01
Basic earnings per common share	$0.23	$0.47	$0.67	$0.95

Earnings per common share - assuming dilution:
Income from continuing operations	$0.23	$0.46	$0.66	$0.92
Income from discontinued operations, net of tax	—	—	—	0.01
Earnings per common share - assuming dilution	$0.23	$0.46	$0.66	$0.93
Basic weighted average shares outstanding	30,054	32,589	30,059	32,855
Diluted weighted average shares outstanding	30,600	33,309	30,623	33,632

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
	Common		Additional	Other			Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 25, 2005	33,081	$331	$160,999	$(290)	$239	$—	$161,279
Comprehensive income:
Net income	—	—	—	—	31,268	—	31,268
Change in valuation of interest rate swap agreement, net of tax of $707	—	—	—	1,192	—	—	1,192
Other, net	—	—	—	503	—	—	503
Comprehensive income							32,963
Exercise of stock options	710	7	10,443	—	—	—	10,450
Tax benefit related to exercise of non-qualified stock options	—	—	3,151	—	—	—	3,151
Acquisition of Company common stock	(1,645)	—	—	—	—	(51,728)	(51,728)
Other	—	—	1,827	—	—	—	1,827
Balance at June 25, 2006	32,146	$338	$176,420	$1,405	$31,507	$(51,728)	$157,942

Balance at December 31, 2006	30,696	$341	$187,990	$515	$63,614	$(106,292)	$146,168
Cumulative effect of adoption of FIN No. 48	—	—	—	—	614	—	614
Adjusted balance at January 1, 2007	30,696	341	187,990	515	64,228	(106,292)	146,782
Comprehensive income:
Net income	—	—	—	—	20,164	—	20,164
Change in valuation of interest rate swap agreements, net of tax of $209	—	—	—	363	—	—	363
Other, net	—	—	—	320	—	—	320
Comprehensive income							20,847
Exercise of stock options	647	6	10,317	—	—	—	10,323
Tax benefit related to exercise of non-qualified stock options	—	—	3,025	—	—	—	3,025
Acquisition of Company common stock	(1,223)	—	—	—	—	(35,827)	(35,827)
Other	—	—	1,855	—	—	—	1,855
Balance at July 1, 2007	30,120	$347	$203,187	$1,198	$84,392	$(142,119)	$147,005

At June 25, 2006, the accumulated other comprehensive gain of $1,405 was comprised of net unrealized foreign currency translation gains of $573, a net unrealized gain on investments of $7 and a net unrealized gain on the interest rate swap agreement of $825.

At July 1, 2007, the accumulated other comprehensive gain of $1,198 was comprised of unrealized foreign currency translation gains of $1,419, a net unrealized gain on investments of $5 and a net unrealized gain on the interest rate swap agreements of $358, partially offset by a $584 pension plan liability for PJUK.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006
Operating activities
Net income	$20,164	$31,268
Results from discontinued operations (net of income taxes)	—	(389)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	1,034	1,887
Depreciation and amortization	15,484	13,164
Deferred income taxes	(5,709)	212
Stock-based compensation expense	1,855	1,882
Excess tax benefit related to exercise of non-qualified stock options	(3,025)	(4,500)
Other	3,260	3,556
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,048	(2,274)
Inventories	1,785	1,586
Prepaid expenses	(1,723)	1,156
Other current assets	908	(218)
Other assets and liabilities	(892)	(4,885)
Accounts payable	(2,437)	(3,709)
Income and other taxes	(1,228)	(430)
Accrued expenses	(3,929)	(354)
Unearned franchise and development fees	(351)	(747)
Net cash provided by operating activities from continuing operations	26,244	37,205
Operating cash flows from discontinued operations	—	414
Net cash provided by operating activities	26,244	37,619
Investing activities
Purchase of property and equipment	(16,433)	(14,068)
Proceeds from sale of property and equipment	27	26
Purchase of investments	—	(2,014)
Proceeds from sale or maturity of investments	671	4,472
Loans issued	(4,263)	(4,616)
Loan repayments	2,029	6,410
Acquisitions	(8,615)	(1,200)
Proceeds from divestiture of restaurants	632	—
Net cash from continuing operations used in investing activities	(25,952)	(10,990)
Proceeds from divestiture of discontinued operations	—	8,020
Net cash used in investing activities	(25,952)	(2,970)
Financing activities
Net proceeds (repayments) from line of credit facility	19,500	(13,500)
Net proceeds from short-term debt - variable interest entities	10,250	3,800
Excess tax benefit related to exercise of non-qualified stock options	3,025	4,500
Proceeds from exercise of stock options	10,323	10,450
Acquisition of Company common stock	(35,827)	(51,728)
Other	(675)	172
Net cash provided by (used in) financing activities	6,596	(46,306)
Effect of exchange rate changes on cash and cash equivalents	66	53
Change in cash and cash equivalents	6,954	(11,604)
Cash and cash equivalents at beginning of period	12,979	22,098
Cash and cash equivalents at end of period	$19,933	$10,494

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

July 1, 2007

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended July 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 31, 2006.

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

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a part of income tax expense.  The Company recognized interest and penalties of approximately $163,000 and $296,000 for the three months ended July 1, 2007 and June 25, 2006, respectively, and $281,000 and $377,000 for the six months ended July 1, 2007 and June 25, 2006, respectively. The Company had approximately $2.4 million and $2.5 million for the payment of interest and penalties accrued at July 1, 2007 and December 31, 2006, respectively.

3.              Acquisitions

During the first quarter of 2007, we completed the acquisition of six restaurants located in Pennsylvania, Texas and Oklahoma.  The purchase price for these restaurants totaled $1.2 million, which was paid in cash, of which approximately $779,000 was recorded as goodwill.

During the second quarter, we completed the acquisition of 13 restaurants in Georgia.  The purchase price for these restaurants totaled $7.4 million, which was paid in cash, of which approximately $6.4 million was recorded as goodwill.

Effective July 2, 2007 (the beginning of our third quarter 2007), we acquired 31 restaurants located in Missouri and Kansas.  The purchase price for these restaurants totaled $10.2 million, which was paid in cash and is subject to post-closing adjustments. Approximately $7.4 million of the purchase price was recorded as goodwill. Effective July 30, 2007, we acquired 11 restaurants located in the Washington D.C. area.  The purchase price for these restaurants was $6.1 million, which was paid in cash and is subject to post-closing adjustments. Approximately $4.7 million of the purchase price was recorded as goodwill.

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special-purpose entity formed at the direction of our Franchise Advisory Council in 1999 for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $29.4 million and $61.0 million of cheese from BIBP for the three and six months ended July 1, 2007, respectively, and $35.6 million and $71.9 million of cheese for the comparable periods in 2006, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE, and thus we consolidate the financial statements of BIBP. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized.

We recognized pre-tax losses of $8.3 million ($5.3 million net of tax, or $0.17 per share) and $8.7 million ($5.5 million net of tax, or $0.18 per share) for the three and six months ended July 1, 2007, respectively, and pretax income of $6.3 million ($4.0 million net of tax, or $0.12 per share) and $11.7 million ($7.4 million net of tax, or

$0.22 per share) for the three and six months ended June 25, 2006, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has an $18.0 million line of credit with a commercial bank, which is not guaranteed by Papa John’s. Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of July 1, 2007, BIBP had outstanding borrowings of $10.8 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility.

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s was deemed the primary beneficiary of two franchise entities as of July 1, 2007 and three franchise entities as of June 25, 2006, even though we had no ownership in them.  The two franchise entities at July 1, 2007 operated a total of seven restaurants with annual revenues approximating $6.0 million. Our net loan balance receivable from these entities was $439,000 at July 1, 2007, with no further funding commitments. The consolidation of these franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of July 1, 2007 and December 31, 2006:

	July 1, 2007			December 31, 2006
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$4,279	$245	$4,524	$144	$150	$294
Accounts receivable—Papa John’s	372	—	372	3,950	—	3,950
Other current assets	979	41	1,020	1,397	26	1,423
Net property and equipment	—	435	435	—	464	464
Goodwill	—	460	460	—	460	460
Deferred income taxes	3,259	—	3,259	—	—	—
Total assets	$8,889	$1,181	$10,070	$5,491	$1,100	$6,591

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$3,653	$260	$3,913	$3,436	$220	$3,656
Income and other taxes	—	—	—	506	—	506
Short-term debt—third party	10,775	—	10,775	525	—	525
Short-term debt—Papa John’s	—	439	439	—	517	517
Total liabilities	14,428	699	15,127	4,467	737	5,204
Stockholders’ equity (deficit)	(5,539)	482	(5,057)	1,024	363	1,387
Total liabilities and stockholders’ equity (deficit)	$8,889	$1,181	$10,070	$5,491	$1,100	$6,591

5.  Debt

Our debt is comprised of the following (in thousands):

	July 1,	December 31,
	2007	2006

Revolving line of credit	$116,000	$96,500
Debt associated with VIEs *	10,775	525
Other	9	11
Total debt	126,784	97,036
Less: current portion of debt	(10,775)	(525)
Long-term debt	$116,009	$96,511

*                    The VIEs’ third-party creditors do not have any recourse to Papa John’s.

6.  Calculation of Earnings Per Share

The calculations of basic earnings per common share from continuing operations and earnings per common share — assuming dilution from continuing operations are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006

Basic earnings per common share:
Income from continuing operations	$7,009	$15,266	$20,164	$30,879
Weighted average shares outstanding	30,054	32,589	30,059	32,855
Basic earnings per common share	$0.23	$0.47	$0.67	$0.94

Earnings per common share - assuming dilution:
Income from continuing operations	$7,009	$15,266	$20,164	$30,879

Weighted average shares outstanding	30,054	32,589	30,059	32,855
Dilutive effect of outstanding common stock options	546	720	564	777
Diluted weighted average shares outstanding	30,600	33,309	30,623	33,632
Earnings per common share - assuming dilution	$0.23	$0.46	$0.66	$0.92

7.  Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006

Net income	$7,009	$15,266	$20,164	$31,268
Change in valuation of interest rate swap agreements, net of tax	619	581	363	1,192
Other, net	202	433	320	503
Comprehensive income	$7,830	$16,280	$20,847	$32,963

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

Our segment information is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Revenues from external customers:
Domestic Company-owned restaurants	$119,633	$105,424	$241,677	$212,164
Domestic commissaries	96,224	100,968	196,423	203,660
Domestic franchising	14,287	14,557	29,501	29,383
International	7,155	5,751	14,144	10,526
Variable interest entities(1)	1,602	2,691	3,289	5,137
All others	17,355	12,202	31,846	23,072
Total revenues from external customers	$256,256	$241,593	$516,880	$483,942

Intersegment revenues:
Domestic commissaries	$29,684	$27,381	$60,529	$55,265
Domestic franchising	338	316	677	630
International	149	146	306	278
Variable interest entities(1)	29,430	35,634	61,017	71,887
All others	3,447	3,181	7,415	6,128
Total intersegment revenues	$63,048	$66,658	$129,944	$134,188

Income (loss) from continuing operations before income taxes:
Domestic Company-owned restaurants(2)	$7,535	$8,149	$15,750	$17,450
Domestic commissaries(3)	7,917	8,512	17,931	15,865
Domestic franchising(4)	12,065	12,737	25,108	25,751
International(5)	(2,032)	(2,418)	(4,352)	(4,759)
Variable interest entities	(8,257)	6,303	(8,663)	11,692
All others	1,679	1,218	2,724	2,717
Unallocated corporate expenses(6)	(7,486)	(9,936)	(15,781)	(18,818)
Elimination of intersegment profits	(311)	(333)	(894)	(883)
Total income from continuing operations before income taxes	$11,110	$24,232	$31,823	$49,015

Property and equipment:
Domestic Company-owned restaurants	$158,056
Domestic commissaries	76,405
International	6,067
Variable interest entities	1,368
All others	22,579
Unallocated corporate assets	134,740
Accumulated depreciation and amortization	(199,492)
Net property and equipment	$199,723

(1)             The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities are attributable to BIBP.

(2)             The operating results for domestic Company-owned restaurants decreased approximately $614,000 and $1.7 million for the three and six months ended July 1, 2007, respectively, primarily due to the impact of negative comparable sales, an increase in salaries for our general and assistant managers and the impact of minimum wage increases in certain states, partially offset by a $594,000 pre-tax gain associated with the termination of a lease arrangement in the second quarter of 2007.

(3)             The operating results for the domestic commissaries segment decreased approximately $595,000 for the second quarter of 2007 principally due to an increase in delivery, utility and labor costs.  Operating income increased $2.1 million for the six-month period ended July 1, 2007 due to increased volumes of higher-margin fresh dough products and improved margin from other commodities during the first quarter of 2007, partially offset by an increase in delivery, utility and labor costs.

(4)             The operating results for the domestic franchising segment decreased $672,000 and $643,000 for the three- and six-month periods ended July 1, 2007, respectively, principally due to a decrease in royalties as a result of the acquisition of franchise restaurants during late 2006 and the first half of 2007.

(5)             The international segment, which excludes the Perfect Pizza operations that were sold in March 2006, reported operating losses of $2.0 million and $4.4 million for the three- and six-month periods ended July 1, 2007, respectively, compared to losses of $2.4 million and $4.8 million, respectively, in the same periods of the prior year.  The improvements are due to the prior year results including a $470,000 charge incurred in the second quarter related to costs associated with management reorganization in one of our international operating units.  Increased current year revenues, which were due to growth in number of units and unit volumes, were substantially offset by increased personnel and infrastructure investment costs.

(6)             The decrease of approximately $2.4 million and $3.0 million in unallocated corporate expenses for the three and six months ended July 1, 2007, respectively, as compared to the corresponding periods in 2006, are   primarily due to lower general and administrative costs, including management incentives (bonuses and executive performance unit incentive plan), health insurance and legal costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1985. At July 1, 2007, there were 3,090 Papa John’s restaurants (614 Company-owned and 2,476 franchised) operating in all 50 states and 27 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

We enter into agreements with our domestic franchisees upon the opening of a Papa John’s restaurant, which are generally ten years, with an option to renew.  A substantial number of our domestic franchise agreements were entered into in the late 1990’s and are beginning to come up for renewal.  We have recently modified certain aspects of our domestic franchise agreement in consultation with a task force of our Franchise Advisory Council.  The completion of the revisions in the franchise agreement was a first step in the renewal process for all franchise agreements, especially those coming up for renewal over the next few years.

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

At July 1, 2007, our United Kingdom subsidiary, Papa John’s UK (PJUK), had goodwill of approximately $17.2 million. In addition to the sale of the Perfect Pizza operations, which occurred in March 2006, we have restructured management and developed plans for PJUK to improve its future operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom and increase net PJUK franchise unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives are not successful, impairment charges could occur.

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

Deferred Income Tax Assets and Tax Reserves

As of July 1, 2007, we had a net deferred income tax asset balance of $13.5 million, of which approximately $3.3 million relates to BIBP’s net operating loss carryforward.  We have not provided a valuation allowance for the deferred income tax assets since we believe it is more likely than not that the Company’s future earnings, including BIBP, will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

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

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we consolidate the financial results of BIBP since we qualify as the primary beneficiary, as defined by FIN 46, of BIBP.  We recognized pre-tax losses of $8.3 million and $8.7 million for the three and six months ended July 1, 2007, respectively, and pre-tax income of approximately $6.3 million and $11.7 million for the three and six months ended June 25, 2006, respectively, from the consolidation of BIBP. In future periods, we expect the consolidation of BIBP to have a significant impact on Papa John’s operating income in any given reporting period due to the volatility of cheese prices, but is not expected to be cumulatively significant over time. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

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

Restaurant Progression:

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	586	506	577	502
Opened	9	4	13	6
Closed	(2)	—	(2)	(1)
Acquired from franchisees	13	—	19	3
Sold to franchisees	—	—	(1)	—
End of period	606	510	606	510
International Company-owned:
Beginning of period	8	3	11	2
Opened	—	—	—	1
Acquired from franchisees	—	3	—	3
Sold to franchisees	—	—	(3)	—
End of period	8	6	8	6
U.S. franchised:
Beginning of period	2,086	2,101	2,080	2,097
Opened	38	36	60	56
Closed	(15)	(12)	(26)	(25)
Acquired from Company	—	—	1	—
Sold to Company	(13)	—	(19)	(3)
End of period	2,096	2,125	2,096	2,125
International franchised:
Beginning of period	364	314	347	325
Opened	18	28	36	40
Closed	(2)	(20)	(6)	(43)
Acquired from Company	—	—	3	—
Sold to Company	—	(3)	—	(3)
End of period	380	319	380	319
Total restaurants—end of period	3,090	2,960	3,090	2,960

Perfect Pizza Restaurant Progression:
Franchised:
Beginning of period	—	—	—	112
Closed	—	—	—	(3)
Sold	—	—	—	(109)
Total restaurants—end of period	—	—	—	—

Results of Operations

Variable Interest Entities

As required by FIN 46, our operating results include BIBP’s operating results.  The consolidation of BIBP had a significant impact on our operating results for the first six months of 2007 and the first six months and full year of 2006, and is expected to have a significant ongoing impact on our future operating results, including the full year of 2007, and income statement presentation as described below.

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

In addition, Papa John’s has extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. We consolidated the financial results of two franchise entities operating a total of seven restaurants with annual sales approximating $6.0 million for the three and six months ended July 1, 2007, and three franchise entities operating a total of 14 restaurants with annual sales approximating $9.0 million for the three and six months ended June 25, 2006.

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the three and six months ended July 1, 2007 and June 25, 2006 (in thousands):

	Three Months Ended			Three Months Ended
	July 1, 2007			June 25, 2006
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$1,601	$1,601	$—	$2,691	$2,691
BIBP sales	29,430	—	29,430	35,634	—	35,634
Total revenues	29,430	1,601	31,031	35,634	2,691	38,325

Operating expenses	37,607	1,464	39,071	29,122	2,427	31,549
General and administrative expenses	22	56	78	21	143	164
Other general expenses	—	70	70	—	107	107
Depreciation and amortization	—	11	11	—	14	14
Total costs and expenses	37,629	1,601	39,230	29,143	2,691	31,834
Operating income (loss)	(8,199)	—	(8,199)	6,491	—	6,491
Net interest expense	(58)	—	(58)	(188)	—	(188)
Income (loss) before income taxes	$(8,257)	$—	$(8,257)	$6,303	$—	$6,303

	Six Months Ended			Six Months Ended
	July 1, 2007			June 25, 2006
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$3,289	$3,289	$—	$5,137	$5,137
BIBP sales	61,017	—	61,017	71,887	—	71,887
Total revenues	61,017	3,289	64,306	71,887	5,137	77,024

Operating expenses	69,553	2,965	72,518	59,598	4,707	64,305
General and administrative expenses	47	108	155	42	294	336
Other general expenses	—	192	192	—	17	17
Depreciation and amortization	—	24	24	—	119	119
Total costs and expenses	69,600	3,289	72,889	59,640	5,137	64,777
Operating income (loss)	(8,583)	—	(8,583)	12,247	—	12,247
Net interest expense	(80)	—	(80)	(555)	—	(555)
Income (loss) before income taxes	$(8,663)	$—	$(8,663)	$11,692	$—	$11,692

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

Summary of Operating Results from Continuing Operations

Total revenues were $256.3 million for the second quarter of 2007, representing an increase of $14.7 million, or 6.1%, from revenues of $241.6 million for the same period in 2006. For the six-month period ending July 1, 2007, total revenues were $516.9 million, representing an increase of $32.9 million, or 6.8%, from revenues of $483.9 million for the same period in 2006. The increases of $14.7 million and $32.9 million were primarily due to increases in domestic Company-owned restaurant revenues, reflecting the acquisition of 54 restaurants during the last five months of 2006 and the acquisition of 19 restaurants during the first six months of 2007, partially offset by a decrease in comparable sales. “Other” sales increased in both the three- and six-month periods due to expanded commercial volumes at our print and promotions operations.

Our income from continuing operations before income taxes totaled $11.1 million and $31.8 million for the three and six months ended July 1, 2007 compared to income of $24.2 million and $49.0 million for the corresponding periods in 2006 as summarized in the following table on an operating segment basis (in thousands):

	Three Months Ended			Six Months Ended
	July 1,	June 25,	Increase	July 1,	June 25,	Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)

Domestic Company-owned restaurants	$7,535	$8,149	$(614)	$15,750	$17,450	$(1,700)
Domestic commissaries	7,917	8,512	(595)	17,931	15,865	2,066
Domestic franchising	12,065	12,737	(672)	25,108	25,751	(643)
International	(2,032)	(2,418)	386	(4,352)	(4,759)	407
Variable interest entities	(8,257)	6,303	(14,560)	(8,663)	11,692	(20,355)
All others	1,679	1,218	461	2,724	2,717	7
Unallocated corporate expenses	(7,486)	(9,936)	2,450	(15,781)	(18,818)	3,037
Elimination of intersegment profits	(311)	(333)	22	(894)	(883)	(11)
Total income from continuing operations before income taxes	$11,110	$24,232	$(13,122)	$31,823	$49,015	$(17,192)

Excluding the impact of the consolidation of BIBP, second quarter 2007 income from continuing operations before taxes was $19.4 million, an increase of $1.5 million over 2006 comparable results and income from continuing operations before income taxes for the six months ended July 1, 2007 was $40.5 million, an increase of $3.2 million over 2006 comparable results. The increases of $1.5 million and $3.2 million, respectively, for the three- and six-month periods ended July 1, 2007 (excluding the consolidation of BIBP) were principally due to the following (analyzed on an operating segment basis):

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income was $7.5 million and $15.8 million for the three- and six-month periods ended July 1, 2007, respectively, as compared to $8.1 million and $17.5 million for the same periods in 2006, respectively. The decreases of $614,000 and $1.7 million for the three- and six-month periods, respectively, were principally due to the impact of negative comparable sales and an increase in salaries for our general and assistant managers and the impact of minimum wage increases in certain states, partially offset by a $594,000 gain associated with the termination of a lease arrangement in the second quarter of 2007.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income decreased approximately $595,000 for the second quarter of 2007 principally due to an increase in delivery, utility and labor costs. Operating income increased $2.1 million for the six-month period ended July 1, 2007, due to increased volumes of higher-margin fresh dough products and improved margin from other commodities during the first quarter of 2007 partially offset by an increase in delivery, utility and labor costs.

•                  Domestic Franchising Segment. Domestic franchising operating income decreased $672,000 and $643,0000 for the three- and six-month periods ended July 1, 2007, respectively, principally due to a decrease in royalties as a result of the previously mentioned acquisition of franchised restaurants during late 2006 and the first half of 2007.

•                  International Segment. The international segment, which excludes the Perfect Pizza operations that were sold in March 2006, reported operating losses of $2.0 million and $4.4 million for the three and six months ended July 1, 2007, respectively, compared to losses of $2.4 million and $4.8 million, respectively, in the prior comparable periods. The improvements in the operating results were due to the prior year results including a $470,000 charge incurred in the second quarter related to costs associated with management reorganization with one of our international operating units. Increased current year revenues due to growth in number of units and unit volumes were substantially offset by increased personnel and infrastructure investment costs.

•                  All Others Segment. The operating income for the “All others” reporting segment increased approximately $461,000 to $1.7 million for the three months ended July 1, 2007, as compared to the corresponding 2006 period and was $2.7 million for the six-month period ended July 1, 2007, which was substantially the same as the comparable period of the prior year. The increase in operating income for the three-month period ended July 1, 2007 was primarily due to an improvement in the operating results of our print and promotions operations reflecting an increase in our sales to commercial customers, which more than offset the shortfall in sales and operating income for the business in the first quarter.

•                  Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $2.5 million and $3.0 million for the three- and six-month periods ended July 1, 2007, respectively, as compared to the corresponding periods of 2006. The decreases are primarily due to lower general and administrative costs, including management incentives (as more fully discussed below), health insurance and legal costs. In addition, the Company collected $650,000, which had previously been reserved, from Papa Card, Inc., a nonstock, nonprofit corporation, which administers the Papa John’s gift card program. These decreases were partially offset by increased marketing efforts, including our previously disclosed multi-year deals with Six Flags, Inc. and Live Nation.

The following table summarizes our recorded expense associated with our management incentive programs:

	Three Months Ended		Six Months Ended
	Jun-07	Jun-06	Jun-07	Jun-06

Stock option expense	$889	$1,184	$1,855	$1,882
Restricted stock	185	48	248	48
Performance unit plan	(652)	565	(150)	1,353
Management incentive bonus plan	125	1,966	1,750	3,952
Total expense	$547	$3,763	$3,703	$7,235

The decrease in the executive performance unit incentive plan expense was primarily due to the forfeiture of units by our Founder Chairman due to a change in status from an employee director of the Company to a non-employee director.

The annual management incentive bonus plan is based on the Company’s annual operating income performance and certain sales measures as compared to pre-established targets. The decrease in the expense for the three- and six-month periods in 2007, as compared to the corresponding prior year periods, was principally due to updated sales and operating income projections for the full year and the transition of the Founder Chairman to a non-employee director status.

Net interest expense, which is included in the unallocated corporate segment, increased approximately $1.2 million and $2.4 million for the three- and six-month periods ended July 1, 2007, respectively, as compared to the corresponding 2006 period, principally due to a higher average debt balance resulting from our share repurchase program and franchise restaurant acquisitions during the last twelve months.

The increase in net interest costs was offset, in this operating segment, by an increase in allocations to the operating units for the three and six months ended July 1, 2007, as compared to the corresponding periods of 2006, partially due to an increase in the number of Company-owned restaurants that are supported.

Diluted earnings per share from continuing operations was $0.23 (including a $0.17 per share loss from the consolidation of BIBP) in the second quarter of 2007, compared to $0.46 (including a $0.12 per share gain from the consolidation of BIBP) in the second quarter of 2006. For the six months ended July 1, 2007, diluted earnings per share from continuing operations were $0.66 per share (including a $0.18 per share loss from the consolidation of BIBP), compared to $0.92 per share (including a $0.22 per share gain from the consolidation of BIBP) for the comparable period in 2006. In 1999, we began a repurchase program for our common stock. Through July 1, 2007, an aggregate of $638.0 million shares have been repurchased (representing 39.3 million shares, at an average price of $16.22 per share). The share repurchase activity increased earnings per share from continuing operations by approximately $0.02 for the six-month period ended July 1, 2007 (no impact on the second quarter of 2007).

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $119.6 million for the three months ended July 1, 2007, compared to $105.4 million for the same period in 2006, and $241.7 million for the six months ended July 1, 2007, compared to $212.2 million for the same period in 2006. The increases for the three- and six-month periods were primarily due to increases of 18.5% and 17.2%, respectively, in equivalent Company-owned units, reflecting the acquisition of 54 restaurants during the last five months of 2006 and 19 restaurants during the first six months of 2007. Our Company-owned restaurants reported decreases in comparable sales of 1.5% and 0.4% for the three and six months ended July 1, 2007, respectively.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans. Revenues from these restaurants totaled $1.6 million and $3.3 million for the three and six months ended July 1, 2007, respectively, as compared to $2.7 million and $5.1 million for the three and six months ended June 25, 2006, respectively. During the third quarter of 2006, one of the franchisees, with seven restaurants and annual revenues approximating $4.0 million, sold its restaurants to a third party, which eliminated the VIE classification of such restaurants under FIN 46, and the related consolidation of its operating results at the time of the sale.

Domestic franchise sales for the three and six months ended July 1, 2007 decreased 3.7% to $364.1 million and decreased 2.2% to $740.5 million, from $378.1 million and $757.2 million for the same periods in 2006, primarily resulting from decreases of 2.1% and 1.8% in equivalent franchise units for the three- and six-month periods ended July 1, 2007, respectively. The decrease in equivalent units reflects the previously mentioned divestiture of 54 franchised restaurants during the last five months of 2006 and 19 restaurants during the first six months of 2007. Domestic franchise comparable sales were negative 0.9% and 0.4% for the three and six months ended July 1, 2007, respectively. Domestic franchise royalties were $13.7 million for the three months ended July 1, 2007, representing a decrease of 1.6% over the prior comparable period, and $28.2 million for the six months ended July 1, 2007, which was substantially the same as the prior comparable period. The decrease for the three-month period is due to the previously mentioned decrease in equivalent units, partially offset by a reduction in royalty waivers. For the six-month period, the decrease in equivalent units was completely offset by a reduction in royalty waivers.

Average weekly sales for comparable units include restaurants that were open throughout the periods presented below. Average weekly sales for other units include restaurants that were not open throughout the periods presented below and include non-traditional sites such as Six Flags theme parks and Live Nation concert amphitheaters. The comparable sales base and average weekly sales for 2007 and 2006 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	July 1, 2007		June 25, 2006
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	606	2,096	510	2,125
Equivalent units	598	2,047	504	2,091
Comparable sales base units	569	1,932	492	1,971
Comparable sales base percentage	95.2%	94.4%	97.6%	94.3%
Average weekly sales—comparable units	$15,711	$13,645	$16,206	$13,938
Average weekly sales—other units	$9,153	$14,362	$11,134	$13,509
Average weekly sales—all units	$15,397	$13,685	$16,083	$13,913

	Six Months Ended
	July 1, 2007		June 25, 2006
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	606	2,096	510	2,125
Equivalent units	589	2,044	502	2,082
Comparable sales base units	562	1,935	491	1,967
Comparable sales base percentage	95.5%	94.7%	97.8%	94.5%
Average weekly sales—comparable units	$16,071	$13,961	$16,362	$14,078
Average weekly sales—other units	$9,746	$13,429	$11,023	$12,448
Average weekly sales—all units	$15,788	$13,932	$16,241	$13,987

Domestic franchise and development fees were $541,000 for the three months ended July 1, 2007, including approximately $140,000 recognized upon development cancellation or franchise renewal and transfer, compared to $593,000, including $257,000 recognized upon development cancellation or franchise renewal and transfer, for the same period in 2006 and increased to $1.3 million for the six months ended July 1, 2007, including approximately $377,000 recognized upon development cancellation or franchise renewal and transfer, from $1.2 million for the same period in 2006. There were 38 and 60 domestic franchised restaurant openings, including the opening of 13 units at Live Nation concert amphitheaters during the second quarter of 2007, during the three and six months ended July 1, 2007, respectively, compared to 36 and 56 openings, respectively, during the same periods in 2006.

Domestic commissary sales decreased 4.7% to $96.2 million for the three months ended July 1, 2007, from $101.0 million for the comparable 2006 period and decreased 3.6% to $196.4 million for the six months ended July 1, 2007, from $203.7 million for the comparable 2006 period primarily due to lower pricing charged to restaurants, primarily cheese. The average equivalent block price per pound of cheese as sold from BIBP to PJ Food Service was $1.379 for the second quarter of 2007 as compared to $1.482 for the same quarter of the prior year and $1.362 for the first six months of 2007 as compared to $1.515 for the same period of the prior year. Other sales increased to $17.4 million and $31.8 million for the three and six months ended July 1, 2007, respectively, from $12.2 million and $23.1 million for the comparable periods in 2006, respectively, primarily as a result of expanded commercial volumes at our print and promotions operations.

International revenues, which exclude the Perfect Pizza discontinued operations sold in March 2006, consist primarily of the PJUK continuing operations, denominated in British Pounds Sterling and converted to U.S. dollars (approximately 63% of international revenues in 2007). International revenues were $7.2 million and

$14.1 million for the three and six months ended July 1, 2007, respectively, compared to $5.8 million and $10.5 million for the comparable periods in 2006, respectively, primarily due to the acquisition of five restaurants in Beijing, China in December 2006 and higher royalty revenue from additional franchise units.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 19.0% and 19.9% for the three and six months ended July 1, 2007, respectively, compared to 23.3% and 23.5% for the same periods in 2006.  Excluding the impact of consolidating BIBP, the restaurant operating margin decreased 1.4% to 20.6% in the second quarter of 2007 from 22.0% in the same quarter of the prior year, and decreased 1.4% to 20.9% for the six months ended July 1, 2007 from 22.3% in the corresponding period of 2006, consisting of the following differences:

•                  Cost of sales increased 0.1% for the three-month period ended July 1, 2007 and decreased 0.2% for the six-month period in 2007 compared to the same periods in 2006. The decrease for the six-month period is primarily due to a decline in the price of commodities (principally cheese).

•                  Salaries and benefits were 0.4% and 0.6% higher as a percentage of sales for the three and six months ended July 1, 2007, compared to the 2006 corresponding periods, reflecting increased labor costs, including the impact of minimum wage increases in certain states.

•                  Advertising and related costs were 9.3% of sales in both three-month periods and were 0.2% higher for the six-month period in 2007 as compared to the corresponding period in 2006.

•                  Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.9% and 0.8% higher in 2007 for the three- and six-month periods, respectively, due to increases in rent and maintenance expense as well as an increase in credit card expenses associated with increased use by our customers.

Domestic commissary and other margin was 11.0% and 11.2% for the three and six months ended July 1, 2007, respectively, compared to 10.8% and 10.4% for the same periods in 2006. Cost of sales was 71.3% of revenues for the three months ended July 1, 2007, compared to 72.3% for the same period in 2006, and 71.3% for the six months ended July 1, 2007, compared to 73.0% for the same period in 2006. The decreases are primarily due to lower cheese costs incurred by the commissaries (cheese has a fixed-dollar as opposed to a fixed-percentage mark-up). The six-month decrease in cost of sales was also impacted by the mix of higher-margin fresh dough products sold during the first quarter of 2007.  Salaries and benefits were 7.9% and 7.8% of revenues for the three and six months ended July 1, 2007 as compared to 6.9% and 6.8% for the same periods in 2006. The increase is due to additional staff to support additional volumes for our commissary and print operations. Other operating expenses decreased to 9.8% and 9.7% of sales for the three- and six-month periods in 2007 from 10.0% and 9.9% in the corresponding periods in 2006.

The loss (income) from the franchise cheese-purchasing program, net of minority interest, was a loss of $6.3 million for the three months ended July 1, 2007 compared to income of $5.2 million for the comparable period in 2006. For the six months ended July 1, 2007, the Company recorded a loss of $6.2 million compared to income of $9.8 million for the comparable period in 2006. These results only represent the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income from continuing operations were losses of $8.3 million and $8.7 million for the three- and six-month periods ended July 1, 2007, and income of $6.3 million and $11.7 million for the comparable periods in 2006.

International operating margin was approximately $506,000 and $1.0 million for the three and six months ended July 1, 2007, respectively, as compared to an operating margin of $29,000 and an operating loss of $76,000 for the corresponding periods in 2006. The increased margins reflect an improvement in our United Kingdom subsidiary and the addition of our Beijing, China operations, which were purchased in December 2006.

General and administrative (G&A) expenses were $25.2 million or 9.8% of revenues, for the three months ended July 1, 2007 compared to $26.4 million or 10.9% of revenues in the same period of 2006, and $50.6 million, or 9.8% of revenues, for the six months ended July 1, 2007, compared to $50.6 million, or 10.5% of revenues, for the same period in 2006. The decrease of $1.2 million for the three-month period is primarily attributable to the previously mentioned decreases in management incentives (bonuses and an executive performance unit incentive plan), health insurance and legal costs. The decreases were partially offset by increased marketing efforts, including our previously disclosed multi-year deals with Six Flags, Inc. and Live Nation and increases in the continued development of our support infrastructure for our commissary, international and print and promotions operations. For the six-month period, G&A expenses were impacted by the same factors as discussed for the quarter, even though the total expense was substantially the same in both six-month periods.

Minority interests and other general expenses reflected net expense of $999,000 and $2.9 million for the three and six months ended July 1, 2007, respectively, compared to $1.3 million and $3.0 million, respectively, for the comparable periods in 2006 as detailed below (in thousands):

	Three Months Ended			Six Months Ended
	July 1, 2007	June 25, 2006	Increase (Decrease)	July 1, 2007	June 25, 2006	Increase (Decrease)

Minority interests	$380	$483	$(103)	$967	$1,002	$(35)
Disposition and valuation-related costs of other assets	1,038	405	633	1,406	1,156	250
Gain associated with a terminated lease arrangement	(594)	—	(594)	(594)	—	(594)
Provision for uncollectible accounts and notes receivable, net of recoveries	(102)	321	(423)	354	717	(363)
Pre-opening costs	184	45	139	242	145	97
Contribution to Marketing Fund	—	—	—	400	—	400
Other	93	73	20	161	5	156
Total minority interests and other general expenses	$999	$1,327	$(328)	$2,936	$3,025	$(89)

As previously discussed, the Company recorded a $594,000 gain associated with the termination of a lease arrangement in the second quarter of 2007. The Company made a $400,000 contribution to the Papa John’s Marketing Fund in the first quarter of 2007 to assist the system with certain national advertising costs.

Depreciation and amortization was $7.6 million (3.0% of revenues) for the three months ended July 1, 2007 compared to $6.6 million (2.7% of revenues) for the comparable period in 2006 and $15.5 million (3.0% of revenues) for the six months ended July 1, 2007 compared to $13.2 million (2.7% of revenues) for the comparable period in 2006. The increase in depreciation expense is principally due to the capital additions we have made within our restaurant operations, including the previously mentioned acquisitions over the last 12 months, and in our print and promotions operations.

Net interest. Net interest expense was $1.3 million in the second quarter of 2007 as compared to $267,000 in 2006, and $2.5 million for the six months ended July 1, 2007, compared to $692,000 for the comparable period in 2006. The increase in net interest expense reflects the increase in our average outstanding debt balance resulting from our share repurchase program and restaurant acquisitions during the last 12 months.

Income Tax Expense.  The effective income tax rate was 36.9% and 36.6% for the three and six months ended July 1, 2007 and 37.0% for the same periods in 2006.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	July 1,	December 31,
	2007	2006

Revolving line of credit	$116,000	$96,500
Debt associated with VIEs *	10,775	525
Other	9	11
Total debt	126,784	97,036
Less: current portion of debt	(10,775)	(525)
Long-term debt	$116,009	$96,511

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

Cash flow from operating activities from continuing operations was $26.2 million in the first six months of 2007 compared to $37.2 million for the same period in 2006. The consolidation of BIBP decreased cash flow from operations by $8.7 million in 2007 and increased cash flow from operations by $11.7 million in the corresponding 2006 period (as reflected in the income from continuing operations and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of the consolidation of BIBP, cash flow from continuing operations for the first six months of 2007 increased $9.4 million, as compared to the corresponding 2006 period, primarily due to an increase in net income.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in 1999. During the six months ended July 1, 2007, common stock repurchases of $35.8 million, capital expenditures of $16.4 million and acquisitions of $8.6 million were funded primarily by cash flow from operations, proceeds from stock option exercises, access to our revolving line of credit and from available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to an aggregate $675.0 million of our common stock through December 30, 2007. As of July 1, 2007, a total of 39.3 million shares have been repurchased for $638.0 million at an average price of $16.22 per share since the repurchase program started in 1999. Subsequent to July 1, 2007 (through August 1, 2007), we acquired an additional 249,000 shares at an aggregate cost of $7.2 million. As of August 1, 2007, approximately $29.8 million remains available for repurchase of common stock under this authorization.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock for the remainder of 2007 from operating cash flows and the $34.9 million remaining availability under our line of credit, which is reduced for certain outstanding letters of credit.

Forward-Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to: the uncertainties associated with litigation; changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions; increases in or sustained high cost levels of food, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers, if needed; health- or disease-related disruptions or consumer concerns about commodities supplies; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; local governmental agencies’ restrictions on the sale of certain food products; higher-than-anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; franchisee relations; the possibility of impairment charges if PJUK or recently acquired restaurants perform below our expectations; federal and state laws governing such matters as wages, benefits, working conditions, citizenship requirements and overtime, including legislation to further increase the federal and state minimum wage; and labor shortages in various markets resulting in higher required wage rates. The above factors might be especially harmful to the financial viability of franchisees or Company-owned operations in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Additionally, domestic franchisees are only required to purchase seasoned sauce and dough from our quality control centers (QC Centers) and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our QC Centers.  Our international operations are subject to additional factors, including political and health conditions in the countries in which the Company or its franchisees operate; currency regulations and fluctuations; differing business and social cultures and consumer preferences; diverse government regulations and structures; ability to source high-quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees. See “Part I. Item 1A. - Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at July 1, 2007 was principally comprised of a $116.0 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels.

We have two interest rate swap agreements that provide for fixed rates of 4.98% and 5.18%, as compared to LIBOR, on the following amount of floating rate debt:

	Floating Rate Debt	Fixed Rates
The first interest rate swap agreement:
March 15, 2006 to January 16, 2007	$50 million	4.98%
January 16, 2007 to January 15, 2009	$60 million	4.98%
January 15, 2009 to January 15, 2011	$50 million	4.98%

The second interest rate swap agreement:
March 1, 2007 to January 31, 2009	$30 million	5.18%

The effective interest rate on the line of credit, including the impact of the two interest rate swap agreements, was 5.73% as of July 1, 2007. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of July 1, 2007, as mitigated by the interest rate swap based on present interest rates, would increase interest expense approximately $260,000. The annual impact of a 100 basis point increase in interest rates on the debt associated with BIBP would be $108,000.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on the first six months of 2007 as well as the first six months of 2006 and is expected to have a significant impact on future operating results in any given reporting period depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the second quarter of 2008 (based on the August 1, 2007 Chicago Mercantile Exchange (CME) milk futures market prices) and the actual prices in 2006 and 2007 to date:

	2008				2007				2006
	BIBP		Actual		BIBP		Actual		BIBP	Actual
	Block Price		Block Price		Block Price		Block Price		Block Price	Block Price

Quarter 1	$1.533	*	$1.569	*	$1.344		$1.341		$1.548	$1.268
Quarter 2	1.682	*	1.563	*	1.379		1.684		1.482	1.182
Quarter 3	N/A		N/A		1.497		1.862	*	1.525	1.215
Quarter 4	N/A		N/A		1.570	*	1.708	*	1.447	1.306
Full Year	N/A		N/A		$1.448	*	$1.649	*	$1.501	$1.243

*                    Amounts are estimates based on futures prices.

N/A - not available

The following table presents the 2006 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2006
Quarter 1	$5,389
Quarter 2	6,303
Quarter 3	5,336
Quarter 4	1,959
Full Year	$18,987

Additionally, based on the CME milk futures market prices as of August 1, 2007, and the actual third quarter and projected fourth quarter of 2007 and first and second quarters of 2008, cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to decrease our 2007 pre-tax income as follows (in thousands):

Quarter 1—2007	$(406)
Quarter 2—2007	(8,257)
Quarter 3—2007	(8,841	)*
Quarter 4—2007	(3,686	)*
Full Year—2007	$(21,190	)*

Quarter 1—2008	$(874	)*
Quarter 2—2008	$2,996	*

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $675.0 million of common stock under a share repurchase program that began in 1999, and runs through December 30, 2007. Through July 1, 2007, a total of 39.3 million shares with an aggregate cost of $638.0 million and an average price of $16.22 per share have been repurchased under this program. The following table summarizes our repurchases by fiscal period during the first six months of 2007 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

01/01/2007 - 01/28/2007	732	$29.00	38,837	$51,598
01/29/2007 - 02/25/2007	61	$27.93	38,898	$49,897
02/26/2007 - 04/01/2007	87	$30.31	38,985	$47,267
04/02/2007 - 04/29/2007	82	$29.81	39,067	$44,807
04/30/2007 - 05/27/2007	33	$30.95	39,100	$43,795
05/28/2007 - 07/01/2007	228	$29.78	39,328	$37,016

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 10, 2007 at our corporate offices in Louisville, Kentucky.

At the meeting, our stockholders elected four directors to serve until the 2010 annual meeting of stockholders. The vote counts were as follows:

	Affirmative	Withheld
F. William Barnett	27,898,944	72,275
Norborne P. Cole, Jr.	27,899,198	72,021
John O. Hatab	27,896,363	74,856
William M. Street	27,899,082	72,137

Our other directors continue to serve terms expiring at either the 2008 or the 2009 annual meetings, in accordance with their previous election: Wade S. Oney, John H. Schnatter, Nigel Travis, Philip Guarascio and Olivia F. Kirtley. On June 25, 2007, the Company announced the appointment of Alex W. Smith to the Company’s Board of Directors, effective June 21, 2007. Mr. Smith will serve for a term expiring at the Company’s 2008 annual meeting of stockholders.

At the meeting, our stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 30, 2007, by a vote of 27,795,482 affirmative to 134,514 negative, with 41,221 abstention votes.

Item 6.  Exhibits

Exhibit
Number	Description
10.1	Amendment to Employment Agreement between Nigel Travis and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated May 9, 2007 is incorporated herein by reference.
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 7, 2007	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer