Form 10-Q
period 2007-09-30
PAPA JOHNS INTERNATIONAL INC
filed 2007-11-06
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

At October 31, 2007, there were outstanding 28,693,780 shares of the registrant’s common stock, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	Sept. 30, 2007	Dec. 31, 2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$8,078	$12,979
Accounts receivable	21,100	23,326
Inventories	22,622	26,729
Prepaid expenses	5,780	7,779
Other current assets	5,979	7,368
Deferred income taxes	9,310	6,362
Total current assets	72,869	84,543
Investments	522	1,254
Net property and equipment	202,015	197,722
Notes receivable	11,693	12,104
Deferred income taxes	9,320	1,643
Goodwill	86,403	67,357
Other assets	17,745	15,016
Total assets	$400,567	$379,639

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,560	$29,202
Income and other taxes	11,118	15,136
Accrued expenses	56,513	57,233
Current portion of debt	14,400	525
Total current liabilities	111,591	102,096
Unearned franchise and development fees	7,130	7,562
Long-term debt, net of current portion	124,508	96,511
Other long-term liabilities	29,900	27,302
Stockholders’ equity:
Preferred stock	—	—
Common stock	348	341
Additional paid-in capital	205,748	187,990
Accumulated other comprehensive income	358	515
Retained earnings	89,219	63,614
Treasury stock	(168,235)	(106,292)
Total stockholders’ equity	127,438	146,168
Total liabilities and stockholders’ equity	$400,567	$379,639

Note:  The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006
Domestic revenues:
Company-owned restaurant sales	$126,610	$107,793	$368,287	$319,957
Variable interest entities restaurant sales	1,862	1,320	5,151	6,457
Franchise royalties	13,158	13,186	41,356	41,388
Franchise and development fees	602	792	1,905	1,973
Commissary sales	97,753	98,272	294,176	301,932
Other sales	14,995	12,529	46,841	35,601
International revenues:
Royalties and franchise and development fees	2,514	1,906	7,185	5,202
Restaurant and commissary sales	5,281	3,894	14,754	11,124
Total revenues	262,775	239,692	779,655	723,634
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	28,950	21,309	79,867	61,837
Salaries and benefits	38,369	32,291	111,241	95,044
Advertising and related costs	12,998	10,385	35,060	29,398
Occupancy costs	8,652	7,209	23,461	19,735
Other operating expenses	17,330	14,580	50,134	42,157
Total domestic Company-owned restaurant expenses	106,299	85,774	299,763	248,171
Variable interest entities restaurant expenses	1,566	1,112	4,297	5,443
Domestic commissary and other expenses:
Cost of sales	81,006	79,957	243,725	245,366
Salaries and benefits	8,692	7,991	26,496	23,307
Other operating expenses	10,915	11,549	33,060	33,971
Total domestic commissary and other expenses	100,613	99,497	303,281	302,644
Loss (income) from the franchise cheese purchasing program, net of minority interest	7,854	(4,337)	14,032	(14,102)
International operating expenses	4,557	3,936	13,021	11,242
General and administrative expenses	27,282	26,427	77,903	77,057
Minority interests and other general expenses	1,186	182	4,122	3,207
Depreciation and amortization	7,911	6,674	23,395	19,838
Total costs and expenses	257,268	219,265	739,814	653,500
Operating income from continuing operations	5,507	20,427	39,841	70,134
Investment income	314	306	1,035	1,046
Interest expense	(1,982)	(935)	(5,214)	(2,367)
Income from continuing operations before income taxes	3,839	19,798	35,662	68,813
Income tax expense (benefit)	(988)	6,690	10,671	24,826
Income from continuing operations	4,827	13,108	24,991	43,987
Income from discontinued operations, net of tax	—	—	—	389
Net income	$4,827	$13,108	$24,991	$44,376

Basic earnings per common share:
Income from continuing operations	$0.16	$0.41	$0.83	$1.35
Income from discontinued operations, net of tax	—	—	—	0.01
Basic earnings per common share	$0.16	$0.41	$0.83	$1.36

Earnings per common share - assuming dilution:
Income from continuing operations	$0.16	$0.40	$0.82	$1.32
Income from discontinued operations, net of tax	—	—	—	0.01
Earnings per common share - assuming dilution	$0.16	$0.40	$0.82	$1.33
Basic weighted average shares outstanding	29,708	31,957	29,942	32,556
Diluted weighted average shares outstanding	30,027	32,583	30,435	33,296

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
	Common		Additional	Other			Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 25, 2005	33,081	$331	$160,999	$(290)	$239	$—	$161,279
Comprehensive income:
Net income	—	—	—	—	44,376	—	44,376
Change in valuation of interest rate swap agreement, net of tax of $148	—	—	—	253	—	—	253
Other, net	—	—	—	835	—	—	835
Comprehensive income							45,464
Exercise of stock options	893	9	13,125	—	—	—	13,134
Tax benefit related to exercise of non-qualified stock options	—	—	4,128	—	—	—	4,128
Acquisition of Company common stock	(2,025)	—	—	—	—	(63,969)	(63,969)
Other	—	—	3,003	—	—	—	3,003
Balance at September 24, 2006	31,949	$340	$181,255	$798	$44,615	$(63,969)	$163,039

Balance at December 31, 2006	30,696	$341	$187,990	$515	$63,614	$(106,292)	$146,168
Cumulative effect of adoption of FIN 48	—	—	—	—	614	—	614
Adjusted balance at January 1, 2007	30,696	341	187,990	515	64,228	(106,292)	146,782
Comprehensive income:
Net income	—	—	—	—	24,991	—	24,991
Change in valuation of interest rate swap agreements, net of tax of $305	—	—	—	(532)	—	—	(532)
Other, net	—	—	—	375	—	—	375
Comprehensive income							24,834
Exercise of stock options	674	7	10,783	—	—	—	10,790
Tax benefit related to exercise of non-qualified stock options	—	—	3,047	—	—	—	3,047
Acquisition of Company common stock	(2,213)	—	—	—	—	(61,943)	(61,943)
Other	—	—	3,928	—	—	—	3,928
Balance at September 30, 2007	29,157	$348	$205,748	$358	$89,219	$(168,235)	$127,438

At September 24, 2006, the accumulated other comprehensive gain of $798 was comprised of net unrealized foreign currency translation gains of $907 and a net unrealized gain on investments of $6, offset by a net unrealized loss on the interest rate swap agreement of $115.

At September 30, 2007, the accumulated other comprehensive gain of $358 was comprised of unrealized foreign currency translation gains of $1,471, a net unrealized gain on investments of $10, offset by a net unrealized loss on the interest rate swap agreements of $539 and a $584 pension plan liability for PJUK.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 30, 2007	Sept. 24, 2006
Operating activities
Net income	$24,991	$44,376
Results from discontinued operations (net of income taxes)	—	(389)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	1,204	2,423
Depreciation and amortization	23,395	19,838
Deferred income taxes	(10,315)	803
Stock-based compensation expense	3,807	3,188
Excess tax benefit related to exercise of non-qualified stock options	(3,047)	(4,128)
Other	4,118	4,199
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,633	(2,717)
Inventories	4,099	(862)
Prepaid expenses	1,529	2,462
Other current assets	2,329	1,860
Other assets and liabilities	(2,514)	(5,087)
Accounts payable	295	(1,383)
Income and other taxes	(3,404)	(501)
Accrued expenses	(511)	4,138
Unearned franchise and development fees	(432)	(360)
Net cash provided by operating activities from continuing operations	47,177	67,860
Operating cash flows from discontinued operations	—	414
Net cash provided by operating activities	47,177	68,274
Investing activities
Purchase of property and equipment	(23,091)	(26,606)
Proceeds from sale of property and equipment	30	69
Purchase of investments	—	(2,014)
Proceeds from sale or maturity of investments	732	5,599
Loans issued	(5,966)	(5,008)
Loan repayments	5,839	6,848
Acquisitions	(24,983)	(18,858)
Proceeds from divestiture of restaurants	632	—
Net cash from continuing operations used in investing activities	(46,807)	(39,970)
Proceeds from divestiture of discontinued operations	—	8,020
Net cash used in investing activities	(46,807)	(31,950)
Financing activities
Net proceeds from line of credit facility	28,000	500
Net proceeds (repayments) from short-term debt - variable interest entities	13,875	(2,075)
Excess tax benefit related to exercise of non-qualified stock options	3,047	4,128
Proceeds from exercise of stock options	10,790	13,134
Acquisition of Company common stock	(61,943)	(63,969)
Other	862	177
Net cash used in financing activities	(5,369)	(48,105)
Effect of exchange rate changes on cash and cash equivalents	98	78
Change in cash and cash equivalents	(4,901)	(11,703)
Cash and cash equivalents at beginning of period	12,979	22,098
Cash and cash equivalents at end of period	$8,078	$10,395

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 31, 2006.

2.              Accounting for Uncertainty in Income Taxes (FIN 48)

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits.  As a result of the implementation of FIN 48, the Company recognized an approximate $614,000 decrease in the liability for unrecognized tax benefits, which is accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the adoption date, we had tax affected unrecognized benefits of approximately $9.6 million. To the extent these unrecognized tax benefits are ultimately recognized, the effective tax rate will be impacted in a future period.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.  During the third quarter of 2007, the Company recognized a $1.5 million decrease in the liability for unrecognized tax benefits and a decrease of income tax expense due to the expiration of certain statutes of limitations for previously filed tax returns. The Company is currently undergoing examinations by various state and local tax authorities.  The Company anticipates that the finalization of these current examinations and other issues will result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $624,000 during the next 12 months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a part of income tax expense.  The Company recognized interest expense of $129,000 and $110,000 for the three months ended September 30, 2007 and September 24, 2006, respectively, and $410,000 and $487,000 for the nine months ended September 30, 2007 and September 24, 2006, respectively. The Company had approximately $2.1 million and $2.5 million for the payment of interest and penalties accrued at September 30, 2007 and December 31, 2006, respectively.

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

During the third quarter, we acquired 31 restaurants located in Missouri and Kansas.  The purchase price for these restaurants totaled $10.3 million, which was paid in cash, of which approximately $7.2 million was recorded as goodwill. Also in the third quarter, we acquired 11 restaurants located in the Washington, D.C. area. The purchase price for these restaurants was $6.1 million, which was paid in cash, of which $4.7 million of the purchase price was recorded as goodwill.

The acquisitions described in the previous paragraphs were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition dates are included in our consolidated financial results.

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special-purpose entity formed at the direction of our Franchise Advisory Council in 1999 for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $38.2 million and $99.2 million of cheese from BIBP for the three and nine months ended September 30, 2007, respectively, and $34.0 million and $105.9 million of cheese for the comparable periods in 2006, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE, and thus we consolidate the financial statements of BIBP. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized.

We recognized pre-tax losses of $10.7 million ($7.0 million net of tax, or $0.23 per share) and $19.4 million ($12.5 million net of tax, or $0.41 per share) for the three and nine months ended September 30, 2007, respectively, and pre-tax income of $5.3 million ($3.0 million net of tax, or $0.09 per share) and $17.0 million ($10.4 million net of tax, or $0.31 per share) for the three and nine months ended September 24, 2006, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to be significant for any given reporting period due to the volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has a $20 million line of credit with a commercial bank, which is not guaranteed by Papa John’s. Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of September 30, 2007, BIBP had outstanding borrowings of $14.4 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and outstanding borrowings of $6.1 million with Papa John’s.

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s was deemed the primary beneficiary of three franchise entities as of September 30, 2007 and two entities as of September 24, 2006, even though we had no ownership in them.  The three franchise entities at September 30, 2007 operated a total of twelve restaurants with annual revenues approximating $8.4 million. Our net loan balance receivable from these entities was $719,000 at September 30, 2007, with no further funding commitments. The consolidation of these franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of September 30, 2007 and December 31, 2006:

	September 30, 2007			December 31, 2006
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$1,817	$189	$2,006	$144	$150	$294
Accounts receivable—Papa John’s	6,251	—	6,251	3,950	—	3,950
Other current assets	722	59	781	1,397	26	1,423
Net property and equipment	—	773	773	—	464	464
Goodwill	—	455	455	—	460	460
Deferred income taxes	7,004	—	7,004	—	—	—
Total assets	$15,794	$1,476	$17,270	$5,491	$1,100	$6,591

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$7,819	$237	$8,056	$3,436	$220	$3,656
Income and other taxes	—	—	—	506	—	506
Short-term debt—third party	14,400	—	14,400	525	—	525
Short-term debt—Papa John’s	6,070	719	6,789	—	517	517
Total liabilities	28,289	956	29,245	4,467	737	5,204
Stockholders’ equity (deficit)	(12,495)	520	(11,975)	1,024	363	1,387
Total liabilities and stockholders’ equity (deficit)	$15,794	$1,476	$17,270	$5,491	$1,100	$6,591

5.     Debt

Our debt is comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006

Revolving line of credit	$124,500	$96,500
Debt associated with VIEs *	14,400	525
Other	8	11
Total debt	138,908	97,036
Less: current portion of debt	(14,400)	(525)
Long-term debt	$124,508	$96,511

*      The VIEs’ third-party creditors do not have any recourse to Papa John’s.

6.     Calculation of Earnings Per Share

The calculations of basic earnings per common share from continuing operations and earnings per common share — assuming dilution from continuing operations are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006

Basic earnings per common share:
Income from continuing operations	$4,827	$13,108	$24,991	$43,987
Weighted average shares outstanding	29,708	31,957	29,942	32,556
Basic earnings per common share	$0.16	$0.41	$0.83	$1.35

Earnings per common share - assuming dilution:
Income from continuing operations	$4,827	$13,108	$24,991	$43,987

Weighted average shares outstanding	29,708	31,957	29,942	32,556
Dilutive effect of outstanding common stock options	319	626	493	740
Diluted weighted average shares outstanding	30,027	32,583	30,435	33,296
Earnings per common share - assuming dilution	$0.16	$0.40	$0.82	$1.32

7.     Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006

Net income	$4,827	$13,108	$24,991	$44,376
Change in valuation of interest rate swap agreements, net of tax	(895)	(939)	(532)	253
Other, net	55	332	375	835
Comprehensive income	$3,987	$12,501	$24,834	$45,464

8.              Segment Information

We have defined five reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations and variable interest entities (“VIEs”).

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings, dessert pizza and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, China and Mexico and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. VIEs consist of entities in which we are deemed the primary beneficiary, as defined in Note 4, and include BIBP and certain franchisees to which we have extended loans. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, information systems and related services used in restaurant operations and certain partnership development activities.

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

Our segment information is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006
Revenues from external customers:
Domestic Company-owned restaurants	$126,610	$107,793	$368,287	$319,957
Domestic commissaries	97,753	98,272	294,176	301,932
Domestic franchising	13,760	13,978	43,261	43,361
International	7,795	5,800	21,939	16,326
Variable interest entities(1)	1,862	1,320	5,151	6,457
All others	14,995	12,529	46,841	35,601
Total revenues from external customers	$262,775	$239,692	$779,655	$723,634

Intersegment revenues:
Domestic commissaries	$33,155	$27,073	$93,684	$82,338
Domestic franchising	390	308	1,067	938
International	227	212	533	491
Variable interest entities(1)	38,186	33,989	99,203	105,876
All others	4,526	3,691	11,941	9,819
Total intersegment revenues	$76,484	$65,273	$206,428	$199,462

Income (loss) from continuing operations before income taxes:
Domestic Company-owned restaurants(2)	$3,493	$5,562	$19,243	$23,012
Domestic commissaries(3)	9,661	8,158	27,592	24,023
Domestic franchising(4)	11,629	12,130	36,737	37,881
International(5)	(2,022)	(2,003)	(6,374)	(6,763)
Variable interest entities	(10,707)	5,336	(19,370)	17,027
All others	1,321	1,079	4,045	3,796
Unallocated corporate expenses(6)	(9,369)	(10,354)	(25,150)	(29,172)
Elimination of intersegment profits	(167)	(110)	(1,061)	(991)
Total income from continuing operations before income taxes	$3,839	$19,798	$35,662	$68,813

Property and equipment:
Domestic Company-owned restaurants	$162,315
Domestic commissaries	76,666
International	6,735
Variable interest entities	1,719
All others	22,875
Unallocated corporate assets	135,856
Accumulated depreciation and amortization	(204,151)
Net property and equipment	$202,015

(1)          The revenues from external customers for VIEs are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for VIEs are attributable to BIBP.

(2)          The operating results for domestic Company-owned restaurants decreased approximately $2.1 million and $3.8 million for the three and nine months ended September 30, 2007, respectively, primarily due to an increase in wages (including the impact of federal minimum wage increases in July 2007 and certain other minimum wage increases in various states), increased commodity costs and increased marketing expenditures at the local market level. The third quarter results also include a loss of $500,000 associated with our plan to sell certain Company-owned restaurants in one market.  The nine-month period results were favorably impacted by a $594,000 pre-tax gain associated with the termination of a lease arrangement in the second quarter of 2007.

(3)          The operating results for the domestic commissaries segment increased approximately $1.5 million and $3.6 million for the three and nine months ended September 30, 2007, respectively, principally due to increased volumes of higher margin fresh dough products and improved margin from other commodities.

(4)          The operating results for the domestic franchising segment decreased $501,000 and $1.1 million for the three- and nine-month periods ended September 30, 2007, respectively, principally due to an increase in our field organizational support staff to improve the performance of our domestic franchise operations. Royalty revenue was flat, as a decrease in equivalent franchise units of approximately 2.0% due to various acquisitions of franchise units by the Company was offset by a reduction in royalty waivers granted to franchisees.

(5)          The international segment, which excludes the Perfect Pizza operations that were sold in March 2006, reported operating losses of $2.0 million and $6.4 million for the three and nine months ended September 30, 2007, respectively, compared to losses of $2.0 million and $6.8 million, respectively, in the prior comparable periods. The improvement in the operating results for the nine-month period was due to the prior year results including a $470,000 charge incurred in the second quarter of 2006 related to costs associated with management reorganization with one of our international operating units. Increased current year revenues due to growth in number of units and unit volumes were substantially offset by increased personnel and infrastructure investment costs.

(6)          Unallocated corporate expenses decreased approximately $1.0 million and $4.0 million for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the corresponding periods of 2006. The decreases in both periods are primarily due to lower general and administrative costs, including management incentives, health insurance and legal costs. The nine-month period decrease was also impacted by the collection of a $650,000 receivable, which had previously been reserved, from Papa Card, Inc., a nonstock, nonprofit corporation, which administers the Papa John’s gift card program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1985. At September 30, 2007, there were 3,139 Papa John’s restaurants (660 Company-owned and 2,479 franchised) operating in all 50 states and 27 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

The recoverability of indefinite-lived intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the fair value derived from discounted expected cash flows of the reporting unit to its carrying value. At September 30, 2007, our United Kingdom subsidiary, Papa John’s UK (“PJUK”), had goodwill of approximately $17.2 million. In addition to the sale of the Perfect Pizza operations, which occurred in March 2006, we have restructured management and developed plans for PJUK to improve its future operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom and increase net PJUK franchise unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives are not successful, impairment charges could occur.

Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees are self-insured up to certain individual and aggregate reinsurance levels. Losses are accrued based upon estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by us.

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

Deferred Income Tax Assets and Tax Reserves

As of September 30, 2007, we had a net deferred income tax asset balance of $18.6 million, of which approximately $7.0 million relates to BIBP’s net operating loss carryforward.  We have not provided a valuation allowance for the deferred income tax assets since we believe it is more likely than not that the Company’s future earnings, including BIBP, will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. As a result of the implementation of FIN 48, the Company recognized an approximate $614,000 decrease in the liability for unrecognized tax benefits, which is accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the adoption date, we had tax-affected unrecognized benefits of approximately $9.6 million. To the extent these unrecognized tax benefits are ultimately recognized, the effective tax rate will be impacted in a future period.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures based on FIN 48 requirements described above.  We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures. During the third quarter of 2007, the Company recognized a $2.4 million reduction in income tax expense composed of a $1.5 million reduction in the liability for unrecognized tax benefits (see Note 2, Accounting for Uncertainty in Income Taxes (FIN 48)) and a $900,000 adjustment for the finalization of certain income tax issues.

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we consolidate the financial results of BIBP since we qualify as the primary beneficiary, as defined by FIN 46, of BIBP.  We recognized pre-tax losses of $10.7 million and $19.4 million for the three and nine months ended September 30, 2007, respectively, and pre-tax income of approximately $5.3 million and $17.0 million for the three and nine months ended September 24, 2006, respectively, from the consolidation of BIBP. In future periods, we expect the consolidation of BIBP to have a significant impact on Papa John’s operating income in any given reporting period due to the volatility of cheese prices, but BIBP’s operating results are not expected to be cumulatively significant over time. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

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

Franchise Renewal Program

In October 2007, the Company communicated to its domestic franchisees a Franchise Agreement Renewal Program (the “Renewal Program”). Substantially all existing franchise agreements have an initial 10-year term with a 10-year renewal option.  Many of these original agreements have reached or will reach the end of their initial term in the next few years and will therefore require renewal.

The Company collaborated with the Franchise Advisory Council, which consists of Company and franchisee representatives of domestically owned restaurants, to develop a revised form of franchise agreement that will be available for execution upon renewal by existing franchisees (the “Negotiated Agreement”).  The primary objectives of the negotiation of a revised form of franchise agreement included:

•                  Providing visibility to franchisees as to the potential timing and amount of future royalty rate increases;

•                  Ensuring minimum funding levels for the National Marketing Fund given the scale advantages of our larger competitors;

•                  Providing a funding mechanism for continued investment in maintaining and enhancing our online technological capabilities; and

•                  Addressing alternative marketing or other business developments to ensure the new form of franchise agreement is consistent and up to date.

Under the Renewal Program, the Company is offering certain renewal fee discounts to encourage all existing franchisees to renew under the Negotiated Agreement by December 31, 2007.  Additionally, existing franchisees electing not to renew under the Negotiated Agreement by this date will be offered the then-current standard form of franchise agreement (the “New Standard Agreement”) upon their subsequent renewal.

Key provisions of the Negotiated Agreement in comparison to existing franchise agreements and the New Standard Agreement are as follows:

Royalty Rate — Under the form of franchise agreement to which substantially all franchisees are currently subject, the royalty rate can be increased from 4% to 5% at any time at the discretion of the Company.  The Negotiated Agreement limits the royalty rate increase to a maximum of one-quarter percent per year beginning in 2008, reaching 5% no earlier than 2011 and further limits the royalty rate to a maximum of 5% through 2020.  Royalty rate increases subsequent to 2020 are also limited to one-quarter percent per year and cannot exceed 5.5% through 2025, with a maximum rate of 6% thereafter.  The royalty rate increase provisions of the Negotiated Agreement are more favorable to the franchisees than the provisions of either the majority of existing agreements as noted above or the New Standard Agreement, which provides for a minimum 5% royalty rate that can be increased to 6% at any time at the discretion of the Company.

Marketing Expenditures — The Negotiated Agreement provides for certain minimum contributions as a percentage of sales to the National Marketing Fund and a minimum level of spending as a percentage of sales on all marketing activities, consisting of contributions to both the National Marketing Fund and local marketing cooperatives, as well as local store marketing initiatives.

Online Ordering System Fees — The Negotiated Agreement limits the fee charged for online transactions to 3% of the amount of the transaction.  Additionally, once the Company has recovered a certain portion of its initial investment in the development of the online system via the net operating profits of the system, the online business unit will be operated at a break-even level through either a reduction in the fee percentage or a contribution of any net operating profits into the National Marketing Fund at the discretion of the Board of the National Marketing Fund.

The Negotiated Agreement also addresses several other issues, including sharing of profits from partnership marketing or alternative sales channels activities, development of a process for defining trade areas for alternative ordering methodologies and marketing contribution requirements for non-traditional units.

The Company believes that a substantial number of the existing franchisees will elect to renew their existing franchise agreements under the provisions of the Negotiated Agreement.  The financial implications of this renewal activity for the Company are expected to be as follows:

•                  Franchise renewal fee income is expected to increase in the fourth quarter to a level that could approach or exceed $2 million. Given the current commodity cost environment, the Company has chosen to reinvest substantially all of this expected incremental renewal fee income to support the entire domestic system via reduced commissary margins, thus partially mitigating commodity cost increases, and to support Company-owned restaurants with incremental marketing activities.

•                  The royalty rate will be increased to 4.25% effective December 31, 2007, for those franchisees who renew subject to the Negotiated Agreement.  The royalty rate for most franchisees that choose not to renew under the Negotiated Agreement will increase to 5% effective December 31, 2007, although this higher rate is not expected to apply to a significant number of franchisees.  The current annual impact of a one-quarter percent royalty rate increase is approximately $3.5 to $4.0 million; however, given the current and projected cost environment for 2008, the Company anticipates that a portion of the incremental royalty income to be received in 2008 as a result of the rate increase will be expended in the form of investments in the franchise system, particularly to developing markets that have not yet reached critical mass.

•                  The Company has communicated its intention to further increase the royalty rate for franchisees that renew their Franchise Agreement subject to the Negotiated Agreement to 4.50% in 2009, 4.75% in 2010 and 5.00% in 2011, in accordance with the terms of the negotiation.  Facts and circumstances existing at such future dates may impact the Company’s final determination as to whether to reinvest any of the funds for the benefit of the system.

•                  The Company will recognize approximately $3.0 million of operating income from the online ordering system business unit in 2007 and expects to recognize a similar amount in 2008, completing the negotiated amount of recovery of the Company’s initial investment in the development of the system.  As noted above, this business unit will subsequently be operated at a break-even level and, accordingly, the amount of operating income recognized by the Company related to this business unit is expected to be approximately $3.0 million less in 2009 than in 2008.  The impact of this reduction should be somewhat mitigated by either a reduction in online fee percentage for Company-owned restaurants or incremental funds contributed to the National Marketing Fund to be expended for the benefit of the entire domestic system.

Restaurant Progression:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	606	510	577	502
Opened	2	5	15	11
Closed	(1)	—	(3)	(1)
Acquired from franchisees	42	43	61	46
Sold to franchisees	—	—	(1)	—
End of period	649	558	649	558
International Company-owned:
Beginning of period	8	6	11	2
Opened	1	—	1	1
Acquired from franchisees	2	—	2	3
Sold to franchisees	—	—	(3)	—
End of period	11	6	11	6
U.S. franchised:
Beginning of period	2,096	2,125	2,080	2,097
Opened	36	26	96	82
Closed	(12)	(22)	(38)	(47)
Acquired from Company	—	—	1	—
Sold to Company	(42)	(43)	(61)	(46)
End of period	2,078	2,086	2,078	2,086
International franchised:
Beginning of period	380	319	347	325
Opened	28	17	64	57
Closed	(5)	(8)	(11)	(51)
Acquired from Company	—	—	3	—
Sold to Company	(2)	—	(2)	(3)
End of period	401	328	401	328
Total restaurants—end of period	3,139	2,978	3,139	2,978

Perfect Pizza Restaurant Progression:
Franchised:
Beginning of period	—	—	—	112
Closed	—	—	—	(3)
Sold	—	—	—	(109)
Total restaurants—end of period	—	—	—	—

Results of Operations

Variable Interest Entities

As required by FIN 46, our operating results include BIBP’s operating results.  The consolidation of BIBP had a significant impact on our operating results for the three and nine months ended September 30, 2007 and for the first nine months and full year of 2006, and is expected to have a significant ongoing impact on our future operating results, including the full year of 2007, and income statement presentation as described below.

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

The second component of the net impact from the consolidation of BIBP is reflected in the caption “Loss (income) from the franchise cheese-purchasing program, net of minority interest.” This line item represents BIBP’s income or loss from purchasing cheese at the spot market price and selling to franchised restaurants at a fixed quarterly price, net of any income or loss attributable to the minority interest BIBP shareholders. The amount of income or loss attributable to the BIBP shareholders depends on its cumulative shareholders’ equity balance and the change in such balance during the reporting period. The third component is reflected as investment income or interest expense, depending upon whether BIBP is in a net investment or net borrowing position during the reporting period.

In addition, Papa John’s has extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. We consolidated the financial results of three franchise entities operating a total of twelve restaurants with annual sales approximating $8.4 million for the three and nine months ended September 30, 2007 and two franchise entities operating a total of seven restaurants with annual sales approximating $6.0 million for the three and nine months ended September 24, 2006.

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the three and nine months ended September 30, 2007 and September 24, 2006 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2007			September 24, 2006
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$1,862	$1,862	$—	$1,320	$1,320
BIBP sales	38,186	—	38,186	33,989	—	33,989
Total revenues	38,186	1,862	40,048	33,989	1,320	35,309

Operating expenses	48,650	1,699	50,349	28,480	1,217	29,697
General and administrative expenses	28	80	108	22	53	75
Other general expenses	—	69	69	—	36	36
Depreciation and amortization	—	14	14	—	14	14
Total costs and expenses	48,678	1,862	50,540	28,502	1,320	29,822
Operating income (loss)	(10,492)	—	(10,492)	5,487	—	5,487
Net interest expense	(215)	—	(215)	(151)	—	(151)
Income (loss) before income taxes	$(10,707)	$—	$(10,707)	$5,336	$—	$5,336

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 24, 2006
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$5,151	$5,151	$—	$6,457	$6,457
BIBP sales	99,203	—	99,203	105,876	—	105,876
Total revenues	99,203	5,151	104,354	105,876	6,457	112,333

Operating expenses	118,203	4,664	122,867	88,046	5,923	93,969
General and administrative expenses	75	189	264	97	347	444
Other general expenses	—	260	260	—	53	53
Depreciation and amortization	—	38	38	—	134	134
Total costs and expenses	118,278	5,151	123,429	88,143	6,457	94,600
Operating income (loss)	(19,075)	—	(19,075)	17,733	—	17,733
Net interest expense	(295)	—	(295)	(706)	—	(706)
Income (loss) before income taxes	$(19,370)	$—	$(19,370)	$17,027	$—	$17,027

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

Summary of Operating Results from Continuing Operations

Total revenues were $262.8 million for the third quarter of 2007, representing an increase of $23.1 million, or 9.6%, from revenues of $239.7 million for the same period in 2006. For the nine-month period ending September 30, 2007, total revenues were $779.7 million, representing an increase of $56.0 million, or 7.7%, from revenues of $723.6 million for the same period in 2006. The increases in total revenues for the three- and nine-month periods were primarily due to increases in domestic Company-owned restaurant revenues, reflecting the acquisition of 54 domestic restaurants during the last five months of 2006 and the acquisition of 61 domestic restaurants during the first nine months of 2007. Other sales increased in both the three- and nine-month periods due to expanded commercial volumes at our print and promotions operations. International revenues increased from the prior-year periods due to the acquisition of five restaurants in Beijing, China in December 2006 and increased royalty revenues from additional franchised units.

Our income from continuing operations before income taxes totaled $3.8 million and $35.7 million for the three and nine months ended September 30, 2007, compared to income of $19.8 million and $68.8 million for the corresponding periods in 2006 as summarized in the following table on an operating segment basis (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 30,	Sept. 24,	Increase	Sept. 30,	Sept. 24,	Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)

Domestic Company-owned restaurants	$3,493	$5,562	$(2,069)	$19,243	$23,012	$(3,769)
Domestic commissaries	9,661	8,158	1,503	27,592	24,023	3,569
Domestic franchising	11,629	12,130	(501)	36,737	37,881	(1,144)
International	(2,022)	(2,003)	(19)	(6,374)	(6,763)	389
Variable interest entities	(10,707)	5,336	(16,043)	(19,370)	17,027	(36,397)
All others	1,321	1,079	242	4,045	3,796	249
Unallocated corporate expenses	(9,369)	(10,354)	985	(25,150)	(29,172)	4,022
Elimination of intersegment profits	(167)	(110)	(57)	(1,061)	(991)	(70)
Total income from continuing operations before income taxes	$3,839	$19,798	$(15,959)	$35,662	$68,813	$(33,151)

Excluding the impact of the consolidation of BIBP, third quarter 2007 income from continuing operations before taxes was $14.5 million, which was flat over the 2006 comparable results, and income from continuing operations before income taxes for the nine months ended September 30, 2007, was $55.0 million, an increase of $3.2 million (6.3%) over the 2006 comparable results of $51.8 million. The changes in operating results for the three- and nine-month periods ended September 30, 2007 (excluding the consolidation of BIBP) were principally due to the following (analyzed on an operating segment basis):

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income for the three months ended September 30, 2007 was $3.5 million, or a decrease of $2.1 million, from the comparable 2006 period.  For the nine-month period ended September 30, 2007, operating income was $19.2 million, or a decrease of $3.8 million, from the comparable 2006 period.  The decline in operating income for the three- and nine-month periods is primarily due to an increase in wages (including the impact of a federal minimum wage increase in July 2007 and certain other minimum wage increases in various states), increased commodity costs and increased marketing expenditures at the local market level. The third quarter 2007 results also include a loss of $500,000 associated with our plan to sell certain Company-owned restaurants in one market.  The nine-month period results were favorably impacted by a $594,000 pre-tax gain associated with the termination of a lease arrangement in the second quarter of 2007.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income increased approximately $1.5 million and $3.6 million for the three- and nine-month periods ended September 30, 2007, respectively, principally due to increased volumes of higher margin fresh dough products and improved margin from other commodities.

•                  Domestic Franchising Segment. Domestic franchising operating income decreased $501,000 and $1.1 million for the three- and nine-month periods ended September 30, 2007, respectively, principally due to an increase in our field organizational support staff to improve the performance of our domestic franchise operations. Royalty revenue was flat, as a decrease in equivalent franchise units of approximately 2.0% due to various acquisitions of franchise units by the Company was offset by a reduction in royalty waivers granted to franchisees.

•                  International Segment. The international operating results, which exclude the Perfect Pizza operations in the United Kingdom that were sold in March 2006, reported operating losses of $2.0 million and $6.4 million for the three- and nine-month periods of 2007, respectively, compared to losses of $2.0 million and $6.8 million, respectively, in the same periods of the prior year. The improvement in the operating results for the nine-month period was due to the prior year results including a $470,000 charge incurred in the second quarter of 2006 related to costs associated with management reorganization with one of our international operating units. Increased current year revenues due to growth in number of units and unit volumes were substantially offset by increased personnel and infrastructure investment costs.

•                  All Others Segment.  The “All others” reporting segment reported operating earnings of $1.3 million for the third quarter of 2007 and $4.0 million for the first nine months of 2007. The increase of $242,000 in operating income for the three-month period was primarily due to an improvement in the operating results of our print and promotions operations, reflecting an increase in our sales to commercial customers. The increase of $249,000 for the nine-month period was primarily due to improved operating results of our online operation. The nine-month period operating results at our print and promotions operations during 2007 are substantially the same as the 2006 results.

•                  Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $1.0 million and $4.0 million for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the corresponding periods of 2006. The decreases in both periods are primarily due to lower general and administrative costs, including management incentives (as more fully discussed below), health insurance and legal costs. The nine-month period decrease was also impacted by the collection of a $650,000 receivable, which had previously been reserved, from Papa Card, Inc., a nonstock, nonprofit corporation, which administers the Papa John’s gift card program.

The following table summarizes our recorded expense (income) associated with our management incentive programs (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006

Stock options	$1,193	$1,187	$3,048	$3,069
Restricted stock	511	71	759	119
Performance unit plan	(57)	856	(207)	2,209
Management incentive bonus plan	1,200	1,587	2,950	5,539
Total expense	$2,847	$3,701	$6,550	$10,936

Decrease	$(854)		$(4,386)

Stock option expense relates to options granted from January 2005 to August 2007. At September 30, 2007, there was $5.3 million of unrecognized compensation cost related to non-vested option awards, which we expect to recognize through June 2010.

During 2007, the Company awarded 124,000 shares of performance-based restricted stock to certain employees with a performance and vesting period of three years. Remaining unrecognized compensation expense on restricted shares granted in 2006 and 2007 totals $3.7 million and will be expensed through May 2010, subject to meeting performance criteria.

The decrease in the executive performance unit incentive plan expense for the three- and nine-month periods of 2007, as compared to the corresponding prior year periods, was primarily due to the forfeiture of units associated with certain executive departures and the change in the Founder Chairman’s status from an employee director of the Company to a non-employee director during the second quarter of 2007.

The annual management incentive bonus plan is based on the Company’s annual operating income performance and certain sales measures as compared to pre-established targets. The decrease in the expense for the three- and nine-month periods in 2007, as compared to the corresponding prior year periods, was principally due to updated sales and operating income projections for the full year and the transition of the Founder Chairman to a non-employee director status.

Net interest expense included in the unallocated corporate segment, increased approximately $1.0 million and $3.5 million for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the corresponding 2006 periods, principally due to a higher average debt balance resulting from share repurchase activity under our share repurchase program and franchise restaurant acquisitions during the last twelve months. The increase in net interest costs was offset, in this operating segment, by an increase in allocations to the operating units receiving corporate support for the three and nine months ended September 30, 2007, as compared to the corresponding periods of 2006, partially due to an increase in the number of Company-owned restaurants.

The effective income tax rate was 29.9% for the nine months ended September 30, 2007, compared to 36.1% in the corresponding 2006 period. During the third quarters of 2007 and 2006, the Company recorded reductions of $2.4 million and $950,000, respectively, in its customary income tax expense due to the finalization of certain income tax issues.

Diluted earnings per share from continuing operations were $0.16 (including a $0.23 per diluted share loss from the consolidation of BIBP) in the third quarter of 2007, compared to $0.40 (including a $0.09 per diluted share gain from the consolidation of BIBP) in the third quarter of 2006. For the nine months ended September 30, 2007, diluted earnings per share from continuing operations were $0.82 per share (including a $0.41 per diluted share loss from the consolidation of BIBP), compared to $1.32 per share (including a $0.31 per diluted share gain from the consolidation of BIBP) for the comparable period in 2006. In 1999, we began a repurchase program for our common stock. Through September 30, 2007, an aggregate of $664.1 million has been repurchased since inception of the program (representing 40.3 million shares, at an average price of $16.47 per share). The repurchase activity increased earnings per share from continuing operations by approximately $0.01 for the nine-month period ended September 30, 2007 (no impact on the third quarter of 2007).

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $126.6 million for the three months ended September 30, 2007, compared to $107.8 million for the same period in 2006, and $368.3 million for the nine months ended September 30, 2007, compared to $320.0 million for the same period in 2006. The increases for the three- and nine-month periods were primarily due to increases of 19.1% and 17.8%, respectively, in equivalent Company-owned units, reflecting the acquisition of 54 restaurants during the last five months of 2006 and 61 restaurants during the first nine months of 2007. Our Company-owned restaurants reported an increase in comparable sales of 0.5% for the three months ended September 30, 2007 and a decrease in comparable sales of 0.1% for the nine months ended September 30, 2007.

Variable interest entities restaurant sales include restaurant sales for certain franchise entities to which we have extended loans. Revenues from these restaurants totaled $1.9 million and $5.2 million for the three and nine months ended September 30, 2007, respectively, as compared to $1.3 million and $6.5 million for the three and nine months ended September 24, 2006, respectively. During the third quarter of 2007, we began consolidating an entity with five restaurants and $2.4 million in annual revenues as a result of loans provided to this franchisee. We have no further lending commitments to this franchisee. During the third quarter of 2006, one of our franchisees, with seven restaurants and annual revenues approximating $4.0 million, sold its restaurants to a third party, which eliminated the VIE classification of such restaurants under FIN 46, and the related consolidation of its operating results at the time of the sale.

Domestic franchise sales for the three and nine months ended September 30, 2007 decreased 1.8% to $352.6 million and decreased 2.1% to $1.093 billion, from $359.1 million and $1.116 billion for the same periods in 2006, primarily resulting from decreases of 2.0% and 1.9% in equivalent franchise units for the three- and nine-month periods ended September 30, 2007, respectively. The decrease in equivalent units reflects the previously mentioned divestiture of 54 franchised restaurants during the last five months of 2006 and 61 restaurants during the first nine months of 2007. Domestic franchise comparable sales were flat and negative 0.3% for the three and nine months ended September 30, 2007, respectively. Domestic franchise royalties were $13.2 million and $41.4 million for the three and nine months ended September 30, 2007, respectively, which were substantially the same as the prior comparable periods. The decrease in domestic franchise sales resulting from the decrease in equivalent units was offset by a reduction in royalty waivers in both the three- and nine-month periods.

Average weekly sales for comparable units include restaurants that were open throughout the periods presented below. The comparable sales base for Company-owned and franchised restaurants, respectively, includes restaurants acquired by the Company or divested to franchisees, as the case may be, during the previous twelve months. Average weekly sales for other units include restaurants that were not open throughout the periods presented below and include non-traditional sites such as Six Flags theme parks and Live Nation concert amphitheaters. The comparable sales base and average weekly sales for 2007 and 2006 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	September 30, 2007		September 24, 2006
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	649	2,078	558	2,086
Equivalent units	641	2,028	538	2,069
Comparable sales base units	609	1,898	523	1,948
Comparable sales base percentage	95.0%	93.6%	97.2%	94.2%
Average weekly sales—comparable units	$15,432	$13,261	$15,523	$13,229
Average weekly sales—other units	$10,673	$15,065	$11,343	$15,278
Average weekly sales—all units	$15,191	$13,376	$15,402	$13,349

	Nine Months Ended
	September 30, 2007		September 24, 2006
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	649	2,078	558	2,086
Equivalent units	606	2,039	514	2,078
Comparable sales base units	578	1,923	502	1,960
Comparable sales base percentage	95.4%	94.3%	97.7%	94.3%
Average weekly sales—comparable units	$15,847	$13,730	$16,071	$13,797
Average weekly sales—other units	$10,100	$14,038	$11,153	$13,420
Average weekly sales—all units	$15,577	$13,748	$15,948	$13,775

Domestic franchise and development fees were $602,000 for the three months ended September 30, 2007, including approximately $166,500 recognized upon development cancellation or franchise renewal and transfer, compared to $792,000, including $331,000 recognized upon development cancellation or franchise renewal and transfer, for the same period in 2006 and were $1.9 million for the nine months ended September 30, 2007, including approximately $543,600 recognized upon development cancellation or franchise renewal and transfer, and $2.0 million for the same period in 2006. There were 36 and 96 domestic franchised restaurant openings, including the opening of ten and 23 units at Live Nation concert amphitheaters, for the three and nine months ended September 30, 2007, respectively, compared to 26 and 82 openings during the same respective periods in 2006.

Domestic commissary sales were relatively flat for the three months ended September 30, 2007 at $97.8 million and decreased 2.6% to $294.2 million for the nine months ended September 30, 2007, from $301.9 million for the comparable 2006 period primarily due to lower pricing charged to restaurants, primarily cheese. The average equivalent block price per pound of cheese as sold from BIBP to PJ Food Service was $1.497 for the third quarter of 2007 as compared to $1.525 for the same quarter of the prior year and $1.407 for the first nine months of 2007 as compared to $1.518 for the same period of the prior year. Other sales increased to $15.0 million and $46.8 million for the three and nine months ended September 30, 2007, respectively, from $12.5 million and $35.6 million for the comparable periods in 2006, respectively, primarily as a result of expanded commercial volumes at our print and promotions operations.

International revenues, which exclude the Perfect Pizza discontinued operations sold in March 2006, consist primarily of the PJUK continuing operations, denominated in British Pounds Sterling and converted to U.S. dollars (approximately 64% of international revenues in 2007). International revenues were $7.8 million and $21.9 million for the three and nine months ended September 30, 2007, respectively, compared to $5.8 million and $16.3 million for the comparable periods in 2006, respectively, primarily due to the acquisition of five restaurants in Beijing, China in December 2006, increased commissary sales at our PJUK subsidiary, and higher royalty revenue from additional franchise units.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 16.0% and 18.6% for the three and nine months ended September 30, 2007, respectively, compared to 20.4% and 22.4% for the same periods in 2006. Excluding the impact of consolidating BIBP, the restaurant operating margin decreased 1.2% to 18.1% in the third quarter of 2007 from 19.3% in the same quarter of the prior year, and decreased 1.3% to 20.0% for the nine months ended September 30, 2007 from 21.3% in the corresponding period of 2006, consisting of the following differences:

•                  Cost of sales decreased 0.1% and 0.2% for the three- and nine-month periods ended September 30, 2007, respectively, compared to the same periods in 2006, as an increase in commodity costs was more than offset by an increase in average ticket price.

•                  Salaries and benefits were 0.4% and 0.5% higher as a percentage of sales for the three and nine months ended September 30, 2007, respectively, compared to the 2006 corresponding periods, reflecting increased labor costs, including the impact of federal minimum wage increases effective in July 2007 and minimum wage increases in certain states.

•                  Advertising and related costs were 10.3% and 9.5% of sales in the three-month periods, respectively, and were 0.6% and 0.3% higher for the three- and nine-month periods in 2007, respectively, as compared to the corresponding periods in 2006.  The increases were due to increased expenditures at the local market level.

•                  Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.3% and 0.7% higher in 2007 for the three- and nine-month periods, respectively, due to increases in rent and maintenance expense as well as an increase in credit card expenses associated with increased use by our customers.

Domestic commissary and other margin was 10.8% and 11.1% for the three and nine months ended September 30, 2007, respectively, compared to 10.2% and 10.3% for the same periods in 2006. Cost of sales was 71.8% of revenues for the three months ended September 30, 2007, compared to 72.2% for the same period in 2006, and

71.5% for the nine months ended September 30, 2007, compared to 72.7% for the same period in 2006. The decreases are primarily due to increased volumes and higher margins on certain products. The nine-month decrease in cost of sales was also impacted by the mix of higher margin fresh dough products sold during the first quarter of 2007.  Salaries and benefits were 7.7% and 7.8% of revenues for the three and nine months ended September 30, 2007 as compared to 7.2% and 6.9% for the same periods in 2006. The increases are due to additional staff to support additional volumes for our commissary and print operations. Other operating expenses decreased to 9.7% of sales for both the three- and nine-month periods in 2007 from 10.4% and 10.1% in the corresponding periods in 2006.  The decreases in the three- and nine-month periods are due to the leverage from increased sales, primarily at our print and promotions operations.

The pre-tax loss (income) from the franchise cheese-purchasing program, net of minority interest, was a loss of $7.9 million for the three months ended September 30, 2007 compared to income of $4.3 million for the comparable period in 2006. For the nine months ended September 30, 2007, the Company recorded a pre-tax loss of $14.0 million compared to income of $14.1 million for the comparable period in 2006. These results only represent the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income from continuing operations consisted of losses of $10.7 million and $19.4 million for the three- and nine-month periods ended September 30, 2007, and income of $5.3 million and $17.0 million for the comparable periods in 2006.

International operating margin was approximately $724,000 and $1.7 million for the three and nine months ended September 30, 2007, respectively, as compared to operating losses of $42,000 and $118,000 for the corresponding periods in 2006. The increased margins reflect an improvement in our United Kingdom subsidiary and the addition of our Beijing, China operations, which were purchased in December 2006.

General and administrative (G&A) expenses were $27.3 million or 10.4% of revenues, for the three months ended September 30, 2007 compared to $26.4 million or 11.0% of revenues in the same period of 2006, and $77.9 million, or 10.0% of revenues, for the nine months ended September 30, 2007, compared to $77.1 million, or 10.6% of revenues, for the same period in 2006. The increase of $900,000 for the three-month period is primarily attributable to increases in the development of our support infrastructure for our commissary, international and print and promotions operations, partially offset by decreases in management incentives, insurance and legal costs. For the nine-month period, G&A expenses were impacted by the same factors as discussed for the quarter, even though the total expense was substantially the same in both nine-month periods.

Minority interests and other general expenses (income) reflected net expense of $1.2 million and $4.1 million for the three and nine months ended September 30, 2007, respectively, compared to $182,000 and $3.2 million, respectively, for the comparable periods in 2006 as detailed below (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 30,	Sept. 24,	Increase	Sept. 30,	Sept. 24,	Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)

Minority interests	$167	$155	$12	$1,203	$1,157	$46
Disposition and valuation-related costs of other assets	868	(230)	1,098	2,205	926	1,279
Gain associated with a terminated lease arrangement	—	—	—	(594)	—	(594)
Provision for uncollectible accounts and notes receivable, net of recoveries	236	126	110	590	843	(253)
Pre-opening and other	(85)	131	(216)	318	282	36
Contribution to Marketing Fund	—	—	—	400	—	400
Total minority interests and other general expenses	$1,186	$182	$1,004	$4,122	$3,208	$914

The previously mentioned charge of $500,000 during the third quarter of 2007 associated with our plan to sell four restaurants in one market is included in disposition and valuation-related costs of other assets. As previously discussed, the Company recorded a $594,000 gain associated with the termination of a lease arrangement in the second quarter of 2007. The Company made a $400,000 contribution to the Papa John’s Marketing Fund in the first quarter of 2007 to assist the system with certain national advertising costs.

Depreciation and amortization was $7.9 million (3.0% of revenues) for the three months ended September 30, 2007 compared to $6.7 million (2.8% of revenues) for the comparable period in 2006 and $23.4 million (3.0% of revenues) for the nine months ended September 30, 2007 compared to $19.8 million (2.7% of revenues) for the comparable period in 2006. The increase in depreciation expense is principally due to the capital additions we have made within our restaurant operations, including the previously mentioned acquisitions over the last 12 months, and in our print and promotions operations.

Net interest. Net interest expense was $1.7 million in the third quarter of 2007 as compared to $629,000 in 2006, and $4.2 million for the nine months ended September 30, 2007, compared to $1.3 million for the comparable period in 2006. The increase in net interest expense reflects the increase in our average outstanding debt balance resulting from share repurchase activity under our share repurchase program and franchise restaurant acquisitions during the last 12 months.

Income Tax Expense. The effective income tax rate was 29.9% and 36.1% for the nine months ended September 30, 2007 and September 24, 2006, respectively. The lower effective tax rate in 2007 is primarily due to the finalization of certain income tax issues.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006

Revolving line of credit	$124,500	$96,500
Debt associated with VIEs *	14,400	525
Other	8	11
Total debt	138,908	97,036
Less: current portion of debt	(14,400)	(525)
Long-term debt	$124,508	$96,511

*                 The VIEs’ third-party creditors do not have any recourse to Papa John’s.

The revolving line of credit allows us to borrow up to $175.0 million with an expiration date of January 2011. Outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (“LIBOR”) or other bank developed rates at our option. The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined.

Cash flow from operating activities from continuing operations was $47.2 million in the first nine months of 2007 compared to $67.9 million for the same period in 2006. The consolidation of BIBP decreased cash flow from operations by $19.4 million in 2007 and increased cash flow from operations by $17.0 million in the corresponding 2006 period (as reflected in the net income and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of the consolidation of BIBP, cash flow from continuing operations for the first nine months of 2007 increased $15.7 million, as compared to the corresponding 2006 period, primarily due to an increase in net income, and an improvement in working capital including accounts receivable, inventories and other liabilities.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Additionally, we began a common stock repurchase program in 1999. During the nine months ended September 30, 2007, common stock repurchases of $61.9 million, capital expenditures of $23.1 million and acquisitions of $25.0 million were funded primarily by cash flow from operations, proceeds from stock option exercises, access to our revolving line of credit and from available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of up to an aggregate $675.0 million of our common stock through December 30, 2007. As of September 30, 2007, a total of 40.3 million shares have been repurchased for $664.1 million at an average price of $16.47 per share since the repurchase program started in 1999. Subsequent to September 30, 2007 (through October 31, 2007), we acquired an additional 471,000 shares at a cost of $10.9 million. As of October 31, 2007, the existing authorization is complete.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock (subject to Board of Directors approval) for the remainder of 2007 from operating cash flows and the $26.4 million remaining availability under our line of credit, which is reduced for certain outstanding letters of credit.

Forward-Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to: the uncertainties associated with litigation; changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions; increases in or sustained high cost levels of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers, if needed; health- or disease-related disruptions or consumer concerns about commodities supplies; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; local governmental agencies’ restrictions on the sale of certain food products; higher-than-anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; franchisee relations; the timing of franchise agreement renewals; the possibility of impairment charges if PJUK or recently acquired restaurants perform below our expectations; federal and state laws governing such matters as wages, benefits, working conditions, citizenship requirements and overtime, including legislation to further increase the federal and state minimum wage; and labor shortages in various markets resulting in higher required wage rates. The above factors might be especially harmful to the financial viability of franchisees or Company-owned operations in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Additionally, domestic franchisees are only required to purchase seasoned sauce and dough from our quality control centers (“QC Centers”) and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our QC Centers.  Our international operations are subject to additional factors, including political and health conditions in the countries in which the Company or its franchisees operate; currency regulations and fluctuations; differing business and social cultures and consumer preferences; diverse government regulations and structures; ability to source high-quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees. See “Part I. Item 1A. - Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at September 30, 2007 was principally comprised of a $124.5 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels.

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

The effective interest rate on the line of credit, including the impact of the two interest rate swap agreements, was 5.69% as of September 30, 2007. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of September 30, 2007, as mitigated by the interest rate swap based on present interest rates, would increase interest expense approximately $345,000. The annual impact of a 100 basis point increase in interest rates on the third-party debt associated with BIBP would be $144,000.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on the first nine months of 2007 as well as the first nine months of 2006 and is expected to have a significant impact on future operating results in any given reporting period depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the third quarter of 2008 (based on the October 31, 2007 Chicago Mercantile Exchange (“CME”) milk futures market prices) and the actual prices in 2006 and 2007 to date:

	2008				2007			2006
	BIBP		Actual		BIBP	Actual		BIBP	Actual
	Block Price		Block Price		Block Price	Block Price		Block Price	Block Price

Quarter 1	$1.598	*	$1.671	*	$1.344	$1.341		$1.548	$1.268
Quarter 2	1.638	*	1.607	*	1.379	1.684		1.482	1.182
Quarter 3	1.703	*	1.641	*	1.497	1.969		1.525	1.215
Quarter 4	N/A		N/A		1.570	1.881	*	1.447	1.306
Full Year	N/A		N/A		$1.448	$1.719	*	$1.501	$1.243

*                 Amounts are estimates based on futures prices.

N/A - not available

The following table presents the 2006 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2006
Quarter 1	$5,389
Quarter 2	6,303
Quarter 3	5,336
Quarter 4	1,959
Full Year	$18,987

Additionally, based on the CME milk futures market prices as of October 31, 2007, and the actual third quarter and projected fourth quarter of 2007 and first and second quarters of 2008, cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to decrease our 2007 pre-tax income as follows (in thousands):

Quarter 1—2007	$(406)
Quarter 2—2007	(8,257)
Quarter 3—2007	(10,707)
Quarter 4—2007	(7,686	)*
Full Year—2007	$(27,056	)*

Quarter 1—2008	$(1,818	)*
Quarter 2—2008	$780	*
Quarter 3—2008	$1,543	*

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

Item 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“1934 Act”)), as of the end of the period covered by this report. Based upon their evaluations, the CEO and CFO concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all required information relating to us is included in this quarterly report.

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item IA. of our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $675.0 million of common stock under a share repurchase program that began in 1999, and runs through December 30, 2007. Through September 30, 2007, a total of 40.3 million shares with an aggregate cost of $664.1 million and an average price of $16.47 per share has been repurchased under this program. The following table summarizes our repurchases by fiscal period during the first nine months of 2007 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

01/01/2007 - 01/28/2007	732	$29.00	38,837	$51,598
01/29/2007 - 02/25/2007	61	$27.93	38,898	$49,897
02/26/2007 - 04/01/2007	87	$30.31	38,985	$47,267
04/02/2007 - 04/29/2007	82	$29.81	39,067	$44,807
04/30/2007 - 05/27/2007	33	$30.95	39,100	$43,795
05/28/2007 - 07/01/2007	228	$29.78	39,328	$37,016
07/02/2007 - 07/29/2007	209	$28.93	39,537	$30,963
07/30/2007 - 08/26/2007	300	$26.71	39,837	$22,955
08/27/2007 - 09/30/2007	481	$25.09	40,318	$10,900

Subsequent to September 30, 2007 (through October 31, 2007), we acquired an additional 471,000 shares at a cost of $10.9 million. As of October 31, 2007, the existing authorization is complete.

Item 5.  Other Information

(a)  On November 1, 2007, the Company entered into a new employment agreement (the “Agreement”) with William M. Van Epps, for continued service in the position of President, U.S.A. Mr. Van Epps’ prior employment agreement expired on October 18, 2007. The following summary of the material terms of the Agreement is qualified in its entirety by reference to the text of the Agreement, a copy of which is attached to this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

The Agreement provides for the employment of Mr. Van Epps for a term continuing through December 31, 2008, unless the Agreement is terminated earlier in accordance with its terms. The Agreement provides for a base annual salary of $515,000 for service as President, U.S.A., with primary responsibility for all aspects of the Company’s domestic restaurant and other operations; marketing; franchisee relationships; development and execution of certain plans and strategic activities and initiatives of the Company; assistance in the professional development and evaluation of senior management; and customer satisfaction, together with other duties that may be assigned to him from time to time by the Company’s Chief Executive Officer or the Board of Directors. Mr. Van Epps will also be entitled to receive payments under the terms and conditions of such executive incentive compensation programs as may be approved and implemented by the Board of Directors of the Company from time to time.

The Agreement permits Mr. Van Epps to participate in the Company’s deferred compensation plan, 401(k) plan, and medical, dental, life and disability insurance programs, as well as to receive other standard benefits offered by the Company to its employees from time to time, provided that Mr. Van Epps will be entitled to five weeks of vacation annually. The Company has also agreed to pay Mr. Van Epps the amount of $20,000 annually for the purpose of defraying his costs of purchasing additional disability insurance. The Agreement requires Mr. Van Epps to achieve a level of ownership of stock in the Company at least equal to three times his base annual salary not later than December 31, 2010, and provides that Mr. Van Epps must meet certain minimum ownership requirements in the interim. Mr. Van Epps will receive severance benefits under the Agreement if the Company terminates his employment for any reason other than for “cause,” as defined in the Agreement. In that instance Mr. Van Epps would be entitled to receive an amount equal to the greater of the base salary that would be paid to him under the terms of the Agreement or $515,000.  Mr. Van Epps agreed to certain non-solicitation and non-competition covenants during the period of the Agreement and for three years after termination of employment, as further described in the Agreement.

Item 6.  Exhibits

Exhibit
Number	Description

10.1	The Employment Agreement dated as of November 1, 2007, between Papa John’s International, Inc. and William M. Van Epps.
10.2	Agreement for Service as Chairman between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated August 9, 2007 is incorporated herein by reference.
10.3	Agreement for Service as Founder between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.2 to our report on Form 8-K dated August 9, 2007 is incorporated herein by reference.
10.4	Exclusive License Agreement between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.3 to our report on Form 8-K dated August 9, 2007 is incorporated herein by reference.
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 6, 2007	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer