Form 10-K
period 2007-12-30
PAPA JOHNS INTERNATIONAL INC
filed 2008-02-26
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2007

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

Common Stock, $.01 par value                           The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 1, 2007, was approximately $665,784,682.

As of February 19, 2008 there were 28,847,782 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2008.

PART I

Item 1.  Business

General

Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and restaurant-based delivery restaurants under the trademark “Papa John’s”. The first Company-owned Papa John’s restaurant opened in 1985 and the first franchised restaurant opened in 1986. At December 30, 2007, there were 3,208 Papa John’s restaurants in operation, consisting of 662 Company-owned and 2,546 franchised restaurants operating domestically in all 50 states, the District of Columbia and Puerto Rico and in 28 countries.

Papa John’s has defined five reportable segments: domestic restaurants, domestic commissaries (Quality Control Centers), domestic franchising, international operations and variable interest entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 22” of “Notes to Consolidated Financial Statements” for financial information about these segments for the years ended December 30, 2007, December 31, 2006 and December 25, 2005.

All of our periodic and current reports filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, are available, free of charge, through our web site located at www.papajohns.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Those documents are available through our website as soon as reasonably practicable after we electronically file them with the SEC. Printed copies of such documents are also available free of charge upon written request to Investor Relations, Papa John’s International, Inc., P.O. Box 99900, Louisville, KY 40269-0900.  You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  This information is also available at www.sec.gov.  The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites, which should not be considered part of this document.

Strategy

Our goal is to build the strongest brand loyalty of all pizzerias internationally. The key elements of our strategy include:

Menu.  Domestic Papa John’s restaurants offer a menu of high-quality pizza along with side items, including breadsticks, cheesesticks, chicken strips and wings, dessert pizza and canned or bottled soft drinks. Papa John’s traditional crust pizza is prepared using fresh dough (never frozen). Papa John’s pizzas are made from a proprietary blend of wheat flour, cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat (100% beef, pork and chicken with no fillers) and vegetable toppings. Domestically, all ingredients and toppings can be purchased from our Quality Control Center (“QC Center”) system, which delivers to individual restaurants twice weekly. Internationally, the menu may be more diverse than in our domestic operations to meet local tastes and customs.

In addition to our fresh dough, we offer a thin crust pizza and Papa’s Perfect Pan Pizza, which features a square, thick buttery-tasting crust made with olive oil, and a zesty robusto pizza sauce with chunks of tomato and flavored with garlic, Italian herbs and spices. Both the thin and pan crusts are par-baked products produced by third-party vendors. Each traditional crust and pan pizza offers a container of our special garlic sauce and a pepperoncini pepper. Each thin crust pizza is served with a packet of special seasonings and a pepperoncini pepper.

We will continue to test new product offerings both domestically and internationally.  The new products can become a part of the permanent menu if they meet certain established guidelines.

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

Marketing. Our marketing strategy consists of both national and local components. Our domestic national strategy includes national advertising on television, through print and direct mail and via the Internet. Seven national television campaigns aired in 2007 to support new product launches and DVD promotions.

Our local restaurant-level marketing programs target consumers within the delivery area of each restaurant, making extensive use of print materials including targeted direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities within schools, sports venues and other organizations. Local marketing efforts are supplemented with radio and television advertising, produced both locally and on a national basis.

Additionally, we have developed joint cross-marketing plans with certain third-party companies. For example, we entered into marketing and partnership agreements with Six Flags theme parks and Live Nation amphitheaters, which provide for cross-marketing activities. We will continue to explore additional cross-marketing opportunities with third-party companies.

In international markets, we target customers who live or work within a small radius of a Papa John’s restaurant. Certain markets can effectively use television and radio as part of their marketing strategies. The majority of the marketing efforts include using print materials such as flyers, newspaper inserts and in-store marketing materials. Local marketing efforts, such as sponsoring or participating in community events, sporting events and school programs, are also used to build customer awareness.

Franchise System. We are committed to maintaining and developing a strong franchise system by attracting experienced operators, supporting them to expand and grow their business and monitoring their compliance with our high standards. We seek to attract franchisees with experience in restaurant or retail operations and with the financial resources and management capability to open single or multiple locations. To ensure consistent food quality, each domestic franchisee is required to purchase dough and seasoned sauce from our QC Centers and to purchase all other supplies from our QC Centers or approved suppliers. QC Centers outside the U.S. or in remote areas may be operated by franchisees pursuant to license agreements or by other third parties. We devote significant resources to provide Papa John’s franchisees with assistance in restaurant operations, management training, team member training, marketing, site selection and restaurant design. We also provide significant assistance to licensed international QC Centers in sourcing high-quality suppliers located in-country or regional suppliers to the extent possible.

Unit Economics

In 2007, the 541 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average annual sales of $836,000, average cash flow (restaurant operating income plus depreciation) of $156,000 and average restaurant operating income of $132,000. Average cash flow and average restaurant operating income includes food costs as purchased directly from suppliers (i.e. excludes margin earned by our QC Centers). This average operating income represents 15.8% of average sales and the average cash flow represents 59.0% of the $265,000 average investment in property and equipment for these Company-owned restaurants.

Franchise operating income returns may differ from Company-owned restaurants for a variety of reasons, including lower average sales volumes for under-penetrated markets, lower average investment costs and differences in compensation and other costs.

The average cash investment for the 20 domestic Company-owned restaurants opened during the 2007 fiscal year, exclusive of land, was approximately $270,000, excluding tenant improvement allowances that we received. We expect the average cash investment for the 10 to 15 domestic Company-owned restaurants expected to open in 2008 to be approximately $270,000, excluding any anticipated tenant improvement allowances. Substantially all domestic restaurants do not offer dine-in areas, which reduces our restaurant capital investment.

Development

A total of 263 Papa John’s restaurants were opened during 2007, consisting of 24 Company-owned (20 domestic and four international) and 239 franchised restaurants (140 domestic and 99 international), while 70 Papa John’s restaurants closed during 2007, consisting of nine domestic Company-owned and 61 franchised restaurants (48 domestic and 13 international).

During 2008, we plan to open approximately 160 to 190 net new units (openings, net of closings). We expect to open 20 to 25 Company-owned restaurants (10 to 15 domestically and 10 internationally) and 240 to 265 franchise restaurants (105 to 115 domestically and 135 to 150 internationally). We also expect approximately 100 Papa John’s restaurants to close during 2008, the majority of which are expected to be domestic franchised units. Domestic and international franchised unit expansion is expected to continue with an emphasis on markets in North America, the United Kingdom, the Middle East and Asia. We expect our expansion in Asia to include a significant focus in China and Korea.

Our Company-owned expansion strategy is to continue to open domestic restaurants in existing markets, thereby increasing consumer awareness and enabling us to take advantage of operational and advertising efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants within a particular market results in increased average restaurant sales in that market over time. We have co-developed markets with some franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future, where appropriate. During 2005 and 2006, we implemented a “buy and build” strategy in one large metropolitan market. Under this strategy, the Company purchased franchised restaurants in an under-penetrated or emerging domestic market with the intention of building additional Company-owned restaurants to increase market awareness. During 2007 and 2006, we acquired restaurants with a total purchase price of $52.0 million for a variety of reasons including implementing the previously mentioned buy and build strategy, opportunities to purchase restaurants in markets where we have a significant Company-owned restaurant presence and opportunities to expand in growing metropolitan areas.

The Company plans to implement a formal refranchising initiative during 2008, the goal of which is to increase the percentage of franchised units in the domestic restaurant portfolio over time. The Company believes shifting the domestic restaurant portfolio mix more toward franchised units will improve the absolute level and consistency of operating margin percentage and be more consistent with the trend in franchise business models in the domestic restaurant category. Of the total 2,760 domestic units open as of December 30, 2007, 648 or 23.5% were Company-owned (including 128 units owned in joint venture arrangements with franchisees in which the Company has a majority ownership position). The Company believes that through a combination of net openings more heavily weighted toward franchise units and the selective refranchising of certain Company-owned markets, the percentage of Company-owned units can be decreased below 20% over the next few years. Any such unit sales completed during 2008 are not expected to have a significant impact on 2008 operating income.

Internationally, we own and operate six restaurants in the United Kingdom and eight in Beijing, China. During 2008, we plan to add five Company-owned restaurants in the United Kingdom and five Company-owned restaurants in China.

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

Most of our international Papa John’s restaurants are between 900 and 1,400 square feet; however, in order to meet certain local customer preferences, several international restaurants have been opened in larger spaces to include dine-in and restaurant-based delivery service, with an average of 35 to 100 seats. We will utilize dine-in service as part of our international growth strategy based on a country-by-country evaluation of consumer preferences and trends.

We consider the location of a restaurant to be important and therefore devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics, target population density and competitive factors.  A member of our development team inspects each potential domestic Company-owned restaurant location and substantially all franchised restaurant locations and the surrounding market before a site is approved. Our restaurants are typically located in strip shopping centers or freestanding buildings that provide visibility, curb appeal and accessibility. Our restaurant design can be configured to fit a wide variety of building shapes and sizes, which increases the number of suitable locations for our restaurants.

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

Quality Control (“QC”) Centers; Strategic Supply Chain Management

Our domestic QC Centers, comprised of ten regional production and distribution centers in 2007, supply pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant. This system enables us to monitor and control product quality and consistency, while lowering food costs. Our full-service QC Centers are located in Louisville, Kentucky; Dallas, Texas; Pittsburgh, Pennsylvania; Orlando, Florida; Raleigh, North Carolina; Denver, Colorado; Rotterdam, New York; Portland, Oregon; Des Moines, Iowa; and Phoenix, Arizona. The QC Center system capacity is continually evaluated in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant. We consider the current QC Center system capacity sufficient to accommodate domestic restaurant development for the next several years.

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

PJ Food Service, Inc. (“PJFS”), our wholly owned subsidiary that operates our domestic Company-owned QC Centers, has a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a third-party entity formed by franchisees for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Under this arrangement, PJFS purchases cheese from BIBP at a fixed quarterly price based in part on historical average cheese prices. Gains and losses incurred by BIBP are passed to the QC Centers via adjustments to the selling price over time. Ultimately, PJFS purchases cheese at a price approximating the actual average market price, but with more predictability and less price volatility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity,” and “Note 5” of “Notes to Consolidated Financial Statements” for additional information concerning BIBP and the purchasing arrangement, and the related financial statement treatment of BIBP’s results.

Marketing Programs

All domestic Company-owned and franchised Papa John’s restaurants within a defined market are required to join an area advertising cooperative (“Co-op”).  Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as radio, television and print advertising. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members (in most cases the contribution rate cannot be below 2.0% without approval from Papa John’s). The restaurant-level and Co-op marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John’s Marketing Fund, Inc., a non-profit corporation (the “Marketing Fund”). The Marketing Fund produces and buys air time for Papa John’s national television commercials, in addition to other brand-building activities, such as consumer research and public relations activities. All domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain percentage of sales to the Marketing Fund. The contribution rate to the Marketing Fund can be increased above the required contribution rate if a majority of the domestic restaurants agree to such increase. The contribution percentage was 2.7% during 2007, 2.6% during 2006 and 2.25% during 2005. The contribution percentage to the Marketing Fund is currently set at 2.7% for 2008.

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

We have developed joint cross-marketing plans with certain third-party companies. For example, in 2006 we entered into a five-year marketing and partnership agreement with Six Flags theme parks and in 2007, we entered into a four-year agreement with Live Nation amphitheaters.  Both agreements provide for cross-marketing activities. We will continue to explore additional cross-marketing opportunities with third-party companies.

We have developed a system by which domestic Papa John’s restaurant customers in areas we service are able to place orders online via the Internet, including the “plan ahead ordering” advance ordering feature and Spanish-language ordering capability. In addition, beginning in late 2007, our customers can order via text messaging.  We receive a percentage-based fee from domestic franchisees for online sales, in addition to royalties, for this service.

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

We also employ directors of operations who are responsible for overseeing an average of seven Company-owned restaurants. The directors of operations report to operations vice presidents, who are each responsible for the management of approximately 100 Company-owned restaurants in specific geographic regions. The operations vice presidents report to division vice presidents, who currently number four. These team members are eligible to earn performance-based financial incentives.

Training and Education. The Operations Support Services and Training (“OSST”) Department is responsible for creating the tools and materials for the training and development of team members. With these tools and materials, our field-based trainers train and certify training general managers in all markets. Operations personnel, both corporate and franchise, complete our management training program and ongoing development programs in which instruction is given on all aspects of our systems and operations. The program includes hands-on training at an operating Papa John’s restaurant by a Company-certified training general manager. Our training includes new team member orientation, in-store and delivery training, core management skills training and new product or program implementation. Our ongoing developmental workshops include operating partner training, advanced operator training and senior operator training. We provide on-site training and operating support before, during and after the opening of all Company-owned restaurants and for the first two restaurants per franchise group with additional support available upon request.

Point of Sale Technology.  Point of sale technology (our proprietary PROFIT SystemTM) is in place in all domestic traditional Papa John’s restaurants. We believe this technology facilitates faster and more accurate order-taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs. We believe the PROFIT System enhances restaurant-level marketing capabilities through the development of a database containing information on customers and their buying habits with respect to our products. Polling capabilities allow us to obtain restaurant operating information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting. The PROFIT System is also closely integrated with our online ordering system in all domestic traditional Papa John’s restaurants, enabling Papa John’s to offer nationwide online ordering to our customers.

Reporting.  Management at Company-owned restaurants reviews and evaluates daily reports of sales, cash deposits and operating costs.  Physical inventories of all food and beverage items are taken nightly.

Joint Ventures. We operate 128 Company-owned restaurants under two joint venture arrangements. Under the first arrangement, we own 70% of an entity operating 48 Papa John’s restaurants located in Virginia and Maryland. Under the second arrangement, we own 51% of an entity operating 80 Papa John’s restaurants located in Texas and Oklahoma. We will continue to evaluate further joint venture arrangements on an individual basis as opportunities arise.

Hours of Operation.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday.

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 30, 2007, there were 2,546 franchised Papa John’s restaurants operating in all 50 states, the District of Columbia, Puerto Rico and 28 countries. As of December 30, 2007, we have development agreements with our franchisees for approximately 310 additional domestic franchised restaurants committed to open through 2016 and agreements for 873 additional international franchised restaurants to open through 2017. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. During 2007, 239 (140 domestic and 99 international) franchised Papa John’s restaurants were opened.

Approval.  Franchisees are approved on the basis of the applicant’s business background, restaurant operating experience and financial resources. We seek franchisees to enter into development agreements for single or multiple restaurants. We require each franchisee to complete our training program or to hire a full-time operator who completes the training and has either an equity interest or the right to acquire an equity interest in the franchise operation.

Domestic Development and Franchise Agreements. We enter into development agreements with our domestic franchisees for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Substantially all existing franchise agreements have an initial 10-year term with a 10-year renewal option. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. In October 2007, the Company initiated its domestic Franchise Agreement Renewal Program (the “Renewal Program”) as more fully described below.

Our previous standard domestic franchise agreement provided for a term of ten years (with one ten-year renewal option) and payment to us of a royalty fee of 4% of sales. Prior to the Renewal Program, substantially all franchise agreements allowed us to increase the royalty fee up to 5% of sales.

During 2007, the Company collaborated with the Franchise Advisory Council, which consists of Company and franchisee representatives of domestically owned restaurants, to develop a revised form of franchise agreement (the “Negotiated Agreement”). As of February 19, 2008, approximately 95% of the franchise units executed the renewal (75% as of December 30, 2007). Under the Renewal Program, the Company offered certain renewal fee discounts to encourage all existing franchisees to renew under the Negotiated Agreement. Existing franchisees electing not to renew under the Negotiated Agreement are subject to the new standard form of the franchise agreement (the “New Standard Agreement”) upon their subsequent renewal. The primary objectives of the revised form of franchise agreement included:

•                  Providing visibility to franchisees as to the potential timing and amount of future royalty rate increases;

•                  Ensuring minimum funding levels for the National Marketing Fund, given the scale advantages of our larger competitors;

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

Key provisions of the Negotiated Agreement in comparison to existing franchise agreements and the New Standard Agreement are as follows:

Royalty Rate — Under the form of franchise agreement to which substantially all franchisees were subject prior to the Renewal Program, the royalty rate can be increased from 4% to 5% at any time at the discretion of the Company. The Negotiated Agreement limits the royalty rate increase to a maximum of one-quarter percent per year beginning in 2008, reaching 5% no earlier than 2011, and further limits the royalty rate to a maximum of 5% through 2020. Royalty rate increases subsequent to 2020 are also limited to one-quarter percent per year and cannot exceed 5.5% through 2025, with a maximum rate of 6% thereafter. The royalty rate increase provisions of the Negotiated Agreement are more favorable to the franchisees than the provisions of either the majority of existing agreements as noted above or the New Standard Agreement, which provides for a minimum 5% royalty rate that can be increased to 6% at any time at the discretion of the Company.

Marketing Expenditures — The Negotiated Agreement provides for certain minimum contributions as a percentage of sales to the National Marketing Fund and a minimum level of spending as a percentage of sales on all marketing activities, consisting of contributions to both the National Marketing Fund and local marketing cooperatives, as well as local store marketing initiatives.

Online Ordering System Fees — The Negotiated Agreement limits the fee charged for online transactions to 3% of the amount of the transaction. Additionally, once the Company has recovered a certain portion of its initial investment in the development of the online system via the net operating profits of the system, the online business unit will be operated at a break-even level through either a reduction in the fee percentage or a contribution of any net operating profits into the National Marketing Fund.

The Negotiated Agreement also addresses several other issues, including sharing of profits from partnership marketing or alternative sales channels activities, development of a process for defining trade areas for alternative ordering methodologies and marketing contribution requirements for non-traditional units.

The financial implications of this renewal activity for the Company are as follows:

•                  Collections from franchisees approximated $2.0 million in the fourth quarter of 2007 due to the renewal program.

•                  The royalty rate increased to 4.25% effective December 31, 2007 (beginning of fiscal 2008), for those franchisees who renewed subject to the Negotiated Agreement.  The royalty rate for most franchisees who choose not to renew under the Negotiated Agreement increased to 5%. The current annual impact of a one-quarter percent royalty rate increase is approximately $3.5 to $4.0 million; however, given the current and projected cost environment for 2008, the Company anticipates that a portion of the incremental royalty income to be received in 2008 as a result of the rate increase will be expended in the form of investments in the system, including additional marketing in support of under-penetrated markets.

•                  The Company has communicated its intention to further increase the royalty rate under the Negotiated Agreement to 4.50% in 2009, 4.75% in 2010 and 5.00% in 2011, in accordance with the terms of the negotiation.  Facts and circumstances existing at such future dates may impact the Company’s final determination as to whether to reinvest any of the funds for the benefit of the system.

•                  The Company recognized approximately $3.0 million of operating income from the online ordering system business unit in 2007 and expects to recognize a similar amount in 2008, completing the negotiated amount of recovery of the Company’s initial investment in the development of the system.  As noted above, this business unit will subsequently be operated at a break-even level and, accordingly, the amount of operating income recognized by the Company related to this business unit is expected to be approximately $3.0 million less in 2009 than in 2008.

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

International Development and Franchise Agreements.  We opened our first franchised restaurant outside the United States in 1998. We define “international” to be all markets outside the contiguous United States in which we have either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under a master franchise agreement, the franchisee has the right to subfranchise a portion of the development to one or more subfranchisees approved by us. Under our current standard international development agreement (except for Hawaii and Alaska, in which the initial fees are the same as for domestic restaurants), the franchisee is required to pay total fees of $25,000 per restaurant: $5,000 at the time of signing the agreement and $20,000 when the restaurant opens or the agreed-upon development date, whichever comes first. Under our current standard master franchise agreement, the master franchisee is required to pay total fees of $25,000 per restaurant owned and operated by the master franchisee, under the same terms as the development agreement, and $15,000 for each subfranchised restaurant — $5,000 at the time of signing the agreement and $10,000 when the restaurant opens or the agreed-upon development date, whichever comes first.

Our current standard international master franchise and development agreement provides for payment to us of a royalty fee of 5% of sales (3% of sales by subfranchised restaurants), with no provision for increase. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our recently amended domestic franchise agreement. From time to time, development agreements will be negotiated at other than standard terms for fees and royalties.

We have entered into a limited number of development and franchise agreements for non-traditional restaurants. As an example, a total of 17 franchised net units opened in Six Flags theme parks in 2006 and 2007 as part of a five-year marketing and partnership agreement, and 23 franchised units opened in Live Nation amphitheaters in 2007 as a part of our four-year marketing and partnership agreement. These agreements generally cover venues or areas not originally targeted for development and have terms differing from the standard agreement. To date, these agreements have not had a significant impact on our pre-tax earnings.

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

Franchisee Loans. Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or other franchisees. Loans made to franchisees typically bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage (and where applicable, the land) of the restaurant and the ownership interests in the franchisee. At December 30, 2007, loans outstanding totaled $11.8 million, which were composed of $7.0 million of loans to franchisees and a loan balance of $4.8 million with the purchaser of our Perfect Pizza operations. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

We have a commitment to lend up to $30.0 million to BIBP, a franchisee-owned corporation with an outstanding balance of $20.5 million at December 30, 2007. See “Notes 5 and 11” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Insurance Program. Our franchisees have the opportunity to purchase various insurance policies, such as non-owned automobile and workers’ compensation, through our insurance agency, Risk Services Corp. (“Risk Services”). In October 2000, we established a captive insurance company (“Captive”) domiciled in Bermuda, RSC Insurance Services, Ltd., to accommodate this business.

Beginning in October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this new agreement eliminates our risk of loss for franchise insurance coverage written after September 2004. As of December 30, 2007, approximately 50% of domestic franchised restaurants had obtained insurance coverage through Risk Services. See “Note 12” of “Notes to Consolidated Financial Statements” for additional information concerning the Captive.

Franchise Training and Support. Our domestic field support structure consists of Franchise Business Directors (“FBDs”), each of whom is responsible for serving an average of approximately 100 franchised units. Our FBDs maintain open communication with the franchise community, relaying operating and marketing information and new ideas between franchisees and us.

Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program and who devotes his or her full business time and efforts to the operation of the franchisee’s restaurants. Each franchised restaurant manager is also required to complete our Company-certified management training program. Domestically, we provide an on-site training team three days before and three days after the opening of a franchisee’s first two restaurants. Internationally, we provide an on-site training crew five days before and five days after the opening of a franchisee’s first two stores. Ongoing supervision of training is monitored by the franchise training team. Multi-unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved programs in order to train new team members and management candidates for their restaurants. Internationally, training is monitored by our international director of training, as well as regional vice presidents and international business managers assigned to specific franchisee territories. We also maintain communications with our franchisees through periodic system-wide meetings, newsletters and regional or national conference calls.

Franchise Operations. All franchisees are required to operate their Papa John’s restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

Franchise Advisory Council. We have a Franchise Advisory Council that consists of Company and franchisee representatives of domestic restaurants. The Franchise Advisory Council and subcommittees hold regular meetings to discuss new marketing ideas, operations, growth and other relevant issues such as the previously discussed franchise agreement that was negotiated during 2007. The Company is aware that certain franchisees have formed an operators’ exchange group for the purpose of communicating and addressing issues, needs and opportunities among its members and the Company.

We currently communicate with, and receive input from, our franchisees in several forms, including through the Company’s Franchise Advisory Council, annual operations conferences, newsletters, national conference calls and various regional meetings conducted with franchisees throughout the year and participation in an operators’ exchange best practices forum. Monthly web conferences are also conducted by the Company to discuss current operational, marketing or other issues affecting the franchisees’ business. We are committed to communicating with our franchisees and receiving input from them.

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

Comprehensive Restaurant Measurement Program.  As part of our effort to deliver on our brand promise of “Better Ingredients. Better Pizza.”, we have implemented a comprehensive measurement program for all domestic and international restaurants. The measurement program focuses on the quality of the pizza and the customer service experience.

Industry and Competition

The United States Quick Service Restaurant pizza industry (“QSR Pizza”) is mature and highly competitive with respect to price, service, location, food quality and variety. There are well-established competitors with substantially greater financial and other resources than Papa John’s. Competitors include international, national and regional chains, as well as a large number of local independent pizza operators. Some of our competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and a stronger, more developed brand awareness in markets where we have restaurants. Based on independent third-party information, the QSR Pizza category, which includes dine-in, carry-out and delivery, had sales of approximately $33.9 billion in 2007, of which Papa John’s share was reported at 5.6%, an increase from 5.4% reported for 2006. Within the QSR Pizza category, we believe our primary competitors are the national pizza chains, including Pizza Hut, Domino’s and Little Caesars, as well as several regional chains and “take and bake” concepts. A change in pricing or other marketing strategies of one or more of our competitors could have an adverse impact on our sales and earnings. Additionally, a continued increased emphasis on drive-through, carryout and curbside pickup availability by casual dining and other restaurants, as well as improved quality of fresh and frozen supermarket offerings, could also have an adverse impact on our sales and earnings.

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

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time, which would provide for federal regulation of the franchisor-franchisee relationship in certain respects if enacted. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. Further national, state and local government initiatives, such as mandatory health insurance coverage, “living wage” or other proposed increases in minimum wage rates, could adversely affect Papa John’s as well as the restaurant industry. As we expand internationally, we will be subject to applicable laws in each jurisdiction where franchised units are established.

Trademarks

Our rights in our principal trademarks and service marks are a significant part of our business. We are the owner of the federal registration of the trademark “Papa John’s.” We have also registered “Pizza Papa John’s and design” (our logo), “Better Ingredients. Better Pizza.” and “Pizza Papa John’s Better Ingredients. Better Pizza. and design” as trademarks and service marks. We also own federal registrations for several ancillary marks, principally advertising slogans. We have also applied to register our primary trademark, “Pizza Papa John’s and design,” in more than 100 foreign countries and the European Community. We are aware of the use by other persons in certain geographical areas of names and marks that are the same as or similar to our marks. It is our policy to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

Employees

As of December 30, 2007, we employed approximately 17,800 persons, of whom 15,600 were restaurant team members, 800 were restaurant management personnel, 600 were corporate personnel and 800 were QC Center and support services personnel.  Most restaurant team members work part-time and are paid on an hourly basis. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be excellent.

Item 1A. Risk Factors

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

1.               The ability of the Papa John’s system to continue to open new restaurants is affected by a number of factors, many of which are beyond our control. These factors include, among other things, the uncertainties associated with litigation, selection and availability of suitable restaurant locations, increases in the cost of or sustained high levels of cost of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that, system-wide, Papa John’s will be able to meet planned growth targets, open restaurants in markets now targeted for expansion or continue to operate in existing markets profitably.

2.               The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Papa John’s system. Some of these competitors have been in existence for a substantially longer period than Papa John’s and may be better established in the markets where restaurants operated by us or our franchisees are, or may be, located. Experience has shown that a change in the pricing or other marketing or promotional strategies, including new product and concept developments, of one or more of our major competitors can have an adverse impact on our sales and earnings and our system-wide restaurant operations.

3.               An increase in the cost of or sustained high levels of the cost of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations. Cheese costs, historically representing 35% to 40% of our food cost, and other commodities are subject to fluctuations, weather, availability, demand and other factors that are beyond our control. Additionally, sustained increases in fuel and utility costs could adversely affect the profitability of our restaurant and QC Center businesses.

4.               Changes in consumer taste (for example, changes in dietary preferences that could cause consumers to avoid pizza in favor of foods that are perceived as more healthful), demographic trends, traffic patterns and the type, number and location of competing restaurants could adversely affect our restaurant business.

5.               Health- or disease-related disruptions or consumer concerns about commodities supplies or our food products could negatively impact the availability and/or cost of commodities and adversely impact restaurant operations and our financial results.

6.               System-wide restaurant operations are subject to federal and state laws governing such matters as wage benefits, working conditions, citizenship requirements and overtime. A significant number of hourly personnel employed by our franchisees and us are paid at rates related to the federal and state minimum wage requirements.  Accordingly, further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases above federal wage rates will increase labor costs for our system-wide operations. Additionally, labor shortages in various markets could result in higher required wage rates. Local government agencies have also implemented ordinances, which restrict the sale of certain food products. Additional local government ordinances could be harmful to system-wide restaurant sales.

7.               Our growth strategy depends in large part on our ability and the ability of our franchisees to expand or open new restaurants and to operate those restaurants on a profitable basis. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. In recent months, the credit markets have experienced instability, resulting in declining real estate values, credit and liquidity concerns and increased loan default rates. Many lenders have subsequently reduced their willingness to make new loans and have tightened their credit requirements. Our franchisees depend on the availability of financing to expand existing locations or construct and open new restaurants. If our franchisees experience difficulty in obtaining adequate financing for these purposes, our growth strategy and franchise revenues may be adversely affected.

8.               Any or all of the risks listed above potentially adversely impacting restaurant sales or costs could be especially harmful to the financial viability of franchisees in under-penetrated or emerging markets. A decline in or failure to improve financial performance for this group of franchisees could lead to unit closings at greater than anticipated levels and therefore impact contributions to marketing funds, our royalty stream, PJFS and support services efficiencies and other system-wide results.

9.               Impairment charges for Company-owned operations are possible if PJUK or recently acquired restaurants perform below our expectations. In addition, we remain contingently liable for payment under approximately 74 lease arrangements with a total value of $10.3 million associated with the sold Perfect Pizza operations.

10.         Domestically, we are dependent on sole suppliers for our cheese, flour, and thin and pan crust dough products. Alternative sources for these ingredients may not be available on a timely basis to supply these key ingredients or be available on terms as favorable to us as under our current arrangements. Domestic restaurants purchase substantially all food and related products from our QC Centers. Accordingly, both our corporate and franchised restaurants could be harmed by any prolonged disruption in the supply of products from our QC Centers.

11.         Domestic franchisees are only required to purchase seasoned sauce and dough from our QC Centers and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our QC Centers.

12.         Beginning in October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in our franchise insurance program, thus eliminating our risk of loss for franchise insurance coverage written after September 2004. However, with respect to self-insurance coverage by our captive insurance company prior to October 2004, the Captive’s relatively immature claims history limits the predictive value of estimating the costs of incurred and future claims; accordingly, our operating income is subject to potential significant adjustments for changes in estimated insurance reserves for policies written from the Captive’s inception in October 2000 through September 2004.

13.         Our domestic and international operations could be negatively impacted by significant changes in international economic, political and health conditions in the countries in which the Company or its franchisees operate. In addition, our international operations are subject to additional factors, including compliance with foreign laws, currency regulations and fluctuations, differing business and social cultures and consumer preferences, diverse government regulations and structures, availability and cost of land and construction, ability to source high-quality ingredients and other commodities in a cost-effective manner, and differing interpretation of the obligations established in franchise agreements with international franchisees. Accordingly, there can be no assurance that our operations will achieve or maintain profitability or meet planned growth rates.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

As of December 30, 2007, there were 3,208 Papa John’s restaurants system-wide.

Company-owned Papa John’s Restaurants

Number of Restaurants
Arizona	45
Florida	34
Georgia	86
Illinois	9
Indiana	41
Kansas	13
Kentucky	43
Maryland	60
Missouri	37
New Jersey	14
New Mexico	10
North Carolina	76
Ohio	17
Oklahoma	1
Pennsylvania	27
South Carolina	5
Tennessee	27
Texas	79
Virginia	24

Total Domestic Company-owned Papa John’s Restaurants	648

China	8
United Kingdom	6

Total Company-owned Papa John’s Restaurants	662

Note: Company-owned Papa John’s restaurants include restaurants owned by majority-owned joint ventures. There were 128 such restaurants at December 30, 2007 (79 in Texas, one in Oklahoma, 24 in Virginia and 24 in Maryland).

Domestic Franchised Papa John’s Restaurants

Number of Restaurants
Alabama	62
Arizona	29
Arkansas	15
California	199
Colorado	50
Connecticut	3
Delaware	11
Florida	207
Georgia	56
Idaho	10
Illinois	65
Indiana	78
Iowa	23
Kansas	17
Kentucky	54
Louisiana	41
Maine	7
Maryland	30
Massachusetts	23
Michigan	43
Minnesota	50
Mississippi	21
Missouri	30
Montana	9
Nebraska	15
Nevada	20
New Hampshire.	2
New Jersey	33
New Mexico	8
New York	98
North Carolina	55
North Dakota	6
Ohio	136
Oklahoma	24
Oregon	18
Pennsylvania	67
Rhode Island	5
South Carolina	44
South Dakota	6
Tennessee	64
Texas	140
Utah	25
Vermont	1
Virginia	93
Washington	55
West Virginia	21
Wisconsin	33
Wyoming	5
Washington, D.C.	5

Total Domestic Franchised Papa John’s Restaurants	2,112

International Franchised Papa John’s Restaurants

Number of Restaurants
Alaska (a)	2
Aruba	2
Bahamas	4
Bahrain	11
Canada	16
Cayman Islands	1
China	69
Costa Rica	12
Cyprus	3
Ecuador	5
Egypt	5
El Salvador	1
Hawaii (a)	16
India	8
Ireland	7
Korea	64
Kuwait	11
Mexico	14
Nicaragua.	2
Oman	6
Pakistan	2
Peru.	10
Portugal	2
Puerto Rico	12
Qatar	2
Russia	11
Saudi Arabia	22
Trinidad	3
United Arab Emirates	4
United Kingdom	88
Venezuela	19

Total International Franchised Papa John’s Restaurants	434

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

Approximately 49 Company-owned restaurants are located in buildings we own on land either owned or leased by us. These restaurants range from 1,100 to 3,000 square feet. Four of these restaurants are located in multi-bay facilities. These multi-bay facilities contain from 2,800 to 5,000 square feet, and the space not utilized by the Papa John’s restaurant in each facility is leased or held for lease to third-party tenants.

At December 30, 2007, we had 94 Papa John’s restaurants located in the United Kingdom (88 franchised and six Company-owned). In addition to leasing the six Company-owned restaurant sites, we lease and sublease to franchisees 71 of the 88 franchised Papa John’s restaurant sites and 16 sites to former Perfect Pizza franchisees. The initial lease terms on the Company and franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. Additionally, we leased seven Company-owned restaurant sites in Beijing, China as of December 30, 2007.

Information with respect to our leased domestic QC Centers as of December 30, 2007 is set forth below:

Facility	Square Footage
Raleigh, NC	61,000
Denver, CO	32,000
Phoenix, AZ	57,000
Des Moines, IA	43,000
Rotterdam, NY	45,000
Portland, OR	37,000
Pittsburgh, PA	52,000

We own land in Orlando, Florida on which our 63,000 square foot full-service QC Center is located. We also own land and a 175,000 square foot facility in Dallas, Texas, of which 77,500 square feet is used by our full-service QC Center and the remaining space is leased to a third-party tenant. In addition, we own land in Louisville, Kentucky, on which a portion of this land is located in a 42,000 square foot building housing our printing operations and a 247,000 square foot building, approximately 30% to 40% of which accommodates the Louisville QC Center operation and promotions division. The remainder of the building houses our corporate offices.

The Papa John’s UK management team is located in a leased office near London with a remaining lease term of eight years.

The Papa John’s China management team leases an office and a QC Center in Beijing, China. The Papa John’s Mexico management team and QC Center lease a facility in Mexico City, Mexico and their QC Center operation located in Cancun, Mexico.

Item 3.  Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe that none of the claims and actions currently pending against us would have a material adverse effect on us if decided in a manner unfavorable to us.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John’s:

Name	Age (a)	Position	First Elected Executive Officer
Nigel Travis	58	President and Chief Executive Officer	2005
J. David Flanery	50	Senior Vice President, Chief Financial Officer and Treasurer	1994
Lou H. Jones	57	Senior Vice President and General Counsel	2007
Julie L. Larner	47	Senior Vice President and President — PJ Food Service, Inc.	2001
Peter McCue	53	Senior Vice President, Human Resources	2006
William M. Mitchell	43	Senior Vice President, Domestic Operations	2007
Charles W. Schnatter	45	Senior Vice President and Chief Development Officer	1991
William M. Van Epps	59	President, USA	2002

(a) Ages are as of January 1, 2008.

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

Lou H. Jones has served as Senior Vice President and General Counsel since May 2007. Prior to joining Papa John’s, she spent nine years with Blockbuster Inc., ending her tenure as Senior Vice President, Corporate and International Law. Prior to Blockbuster Inc., she served as shareholder/partner in the Dallas-based law firm of Thompson & Knight.

Julie L. Larner has served as Senior Vice President and President - PJ Food Service, Inc. since 2004. Ms. Larner served as Senior Vice President, Chief Administrative Officer and Treasurer from 2001 to 2004.

Ms. Larner has been with Papa John’s since 1992, serving as controller for PJ Food Service, Inc. from 1992 to 1997 and Vice President of Finance and Administration from 1998 to 2001.

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

William M. Mitchell has served as Senior Vice President, Domestic Operations since February 2007. Mr. Mitchell served from 2005 to 2007 as a Division Vice President responsible for corporate and franchised restaurant operations in the Midwest. He served as one of our Operations Vice Presidents from 2000 to 2005. Prior to joining Papa John’s, Mr. Mitchell served as Senior Director of Operations for AFCE/Popeye’s from 1996 to 2000, responsible for company and franchise operations as well as Popeye’s related acquisitions. From 1993 to 1996, he served as Vice President of Operations for RTM Restaurant Group.

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

Charles Schnatter is the brother of John Schnatter, Founder and Chairman of our Board of Directors. There are no other family relationships among our executive officers and other key personnel.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA. As of February 19, 2008, there were approximately 876 record holders of common stock. However, there are significantly more beneficial owners of our common stock than there are record holders. The following table sets forth, for the quarters indicated, the high and low closing sales prices of our common stock, as reported by The NASDAQ Stock Market.

2007	High	Low
First Quarter	$30.88	$27.03
Second Quarter	33.92	28.53
Third Quarter	29.19	24.03
Fourth Quarter	26.91	21.95

2006	High	Low
First Quarter	$35.15	$29.66
Second Quarter	34.84	29.68
Third Quarter	36.56	30.54
Fourth Quarter	37.80	28.85

Since our initial public offering of common stock in 1993, we have not paid cash dividends on our common stock, and have no current plans to do so.

Papa John’s Board of Directors has authorized the repurchase of up to $725.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 28, 2008. Through December 30, 2007, a total of 40.8 million shares with an aggregate cost of $675.0 million and an average price of $16.55 per share have been repurchased under this program. Subsequent to year-end (through February 19, 2008), we acquired an additional 104,000 shares at an aggregate cost of $2.3 million. As of February 19, 2008, approximately $47.7 million remains available for repurchase of common stock under this authorization.

The following table summarizes our repurchase activity by fiscal period during 2007 (in thousands, except per-share amounts):

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

01/01/2007 - 01/28/2007	732		$29.00	38,837	$101,598
01/29/2007 - 02/25/2007	61		$27.93	38,898	$99,897
02/26/2007 - 04/01/2007	87		$30.31	38,985	$97,267
04/02/2007 - 04/29/2007	82		$29.81	39,067	$94,807
04/30/2007 - 05/27/2007	33		$30.95	39,100	$93,795
05/28/2007 - 07/01/2007	228		$29.78	39,328	$87,016
07/02/2007 - 07/29/2007	209		$28.93	39,537	$80,963
07/30/2007 - 08/26/2007	300		$26.71	39,837	$72,955
08/27/2007 - 09/30/2007	481		$25.09	40,318	$60,900
10/01/2007 - 10/28/2007	267		$23.40	40,585	$54,656
10/29/2007 - 11/25/2007	204		$22.96	40,789	$49,971
11/26/2007 - 12/30/2007	—	*	—	40,789	$49,971

*There were no share repurchases during this period.

Our share repurchase authorization increased from $625.0 million to $675.0 million in February 2007 and increased to $725.0 million in December 2007. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to January 1, 2007.

In connection with a two-for-one stock dividend issued to shareholders of record as of December 23, 2005, we retired all shares held in treasury at that date. Common shares repurchased after December 23, 2005 are held in treasury.

Stock Performance Graph

The following performance graph compares the cumulative total return of the Company’s Common Stock to the NASDAQ Stock Market (U.S.) Index and a group of the Company’s peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places).  Relative performance is compared for the five-year period extending through the end of fiscal 2007. The graph assumes that the value of the investments in the Company’s Common Stock and in each index was $100 at the end of fiscal 2002, and, with respect to the index and peer group, that all dividends were reinvested.

Item 6. Selected Financial Data

The selected financial data presented for each of the years in the five-year period ended December 30, 2007 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

(In thousands, except per share data)	Year Ended (1)
	Dec. 30,	Dec. 31,	Dec. 25,	Dec. 26,	Dec. 28,
	2007	2006	2005	2004	2003
	52 weeks	53 weeks	52 weeks	52 weeks	52 weeks
Income Statemet Data
Domestic revenues:
Company-owned restaurant sales	$504,330	$447,938	$434,525	$412,676	$416,049
Variable interest entities restaurant sales (2)	7,131	7,859	11,713	14,387	—
Franchise royalties (3)	55,283	56,374	52,289	50,292	49,851
Franchise and development fees	4,758	2,597	3,026	2,475	1,475
Commissary sales	399,099	413,075	398,372	376,642	369,825
Other sales	61,820	50,505	50,474	53,117	48,541
International revenues:
Royalties and franchise and development fees (4)	10,314	7,551	6,529	5,010	3,810
Restaurant and commissary sales (5)	20,860	15,658	11,860	10,747	10,572
Total revenues	1,063,595	1,001,557	968,788	925,346	900,123
Operating income (6)	52,047	97,955	72,700	36,682	55,353
Investment income	1,446	1,682	1,248	689	672
Interest expense	(7,465)	(3,480)	(4,316)	(5,313)	(6,851)
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	46,028	96,157	69,632	32,058	49,174
Income tax expense	13,293	33,171	25,364	12,021	18,440
Income from continuing operations before cumulative effect of a change in accounting principle	32,735	62,986	44,268	20,037	30,734
Income from discontinued operations, net of tax (7)	—	389	1,788	3,184	3,242
Cumulative effect of accounting change, net of tax (8)	—	—	—	—	(413)
Net income	$32,735	$63,375	$46,056	$23,221	$33,563
Basic earnings per common share:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.10	$1.95	$1.32	$0.58	$0.86
Income from discontinued operations, net of tax (7)	—	0.01	0.05	0.09	0.09
Cumulative effect of accounting change, net of tax (8)	—	—	—	—	(0.01)
Basic earnings per common share	$1.10	$1.96	$1.37	$0.67	$0.94
Earnings per common share - assuming dilution:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.09	$1.91	$1.29	$0.58	$0.85
Income from discontinued operations, net of tax (7)	—	0.01	0.05	0.09	0.09
Cumulative effect of accounting change, net of tax (8)	—	—	—	—	(0.01)
Earnings per common share - assuming dilution	$1.09	$1.92	$1.34	$0.67	$0.93
Basic weighted average shares outstanding	29,666	32,312	33,594	34,414	35,876
Diluted weighted average shares outstanding	30,017	33,046	34,316	34,810	36,074
Balance Sheet Data
Total assets	$401,817	$379,639	$350,562	$374,487	$347,214
Total debt	142,706	97,036	55,116	94,230	61,250
Total stockholders’ equity	126,903	146,168	161,279	139,223	159,272

(1)               We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year.  The 2007, 2005, 2004 and 2003 fiscal years consisted of 52 weeks, and the 2006 fiscal year consisted of 53 weeks. The additional week resulted in additional revenues of approximately $20.0 million and additional pre-tax income of approximately $3.5 million, or $0.07 per diluted share for 2006.

(2)               We began consolidating variable interest entities (VIEs) restaurants in 2004. See “Note 5” of “Notes to Consolidated Financial Statements.”

(3)               Domestic Franchise royalties were derived from franchised restaurant sales of $1.46 billion in 2007, $1.51 billion in 2006, $1.38 billion in 2005, $1.30 billion in 2004 and $1.29 billion in 2003.

(4)               International Royalties were derived from franchised restaurant sales of $176.2 million in 2007, $139.3 million in 2006, $104.2 million in 2005, $67.6 million in 2004 and $65.0 million in 2003.

(5)                Restaurant sales for International Company-owned restaurants were $4.0 million in 2007, $1.7 million in 2006, $642,000 in 2005, $629,000 in 2004 and $2.4 million in 2003.

(6)                The operating results include the consolidation of BIBP beginning in 2004, which reduced operating income approximately $31.0 million in 2007 and $22.9 million in 2004 and increased operating income $19.7 million in 2006 and $5.8 million in 2005. The 2006 operating results include the benefit of the 53rd week, which increased operating income approximately $3.5 million. Operating income includes domestic and international restaurant closure, impairment and disposition losses (gains) of $1.4 million in 2007, ($2.0 million) in 2005 and $5.5 million in 2003 (the amounts recorded in 2006 and 2004 were not significant). See “Notes 5 and 8” of “Notes to Consolidated Financial Statements.”

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985 with the opening of the first Papa John’s restaurant in Jeffersonville, Indiana. At December 30, 2007, there were 3,208 Papa John’s restaurants in operation, consisting of 662 Company-owned and 2,546 franchised restaurants. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

New unit openings in 2007 were 263 as compared to 211 in 2006 and 204 in 2005 and unit closings in 2007 were 70 as compared to 125 in 2006 and 113 in 2005. We expect net unit growth of approximately 160 to 190 units during 2008.

We have continued to produce strong average sales from our domestic Company-owned restaurants even in a very competitive market environment. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. Average annual Company-owned sales for our most recent comparable restaurant base were $836,000 for 2007 (52 weeks), compared to $865,000 for 2006 (53 weeks) and $818,000 for 2005 (52 weeks). Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable sales for Company-owned restaurants increased 0.5% in 2007, 3.6% in 2006 and 7.4% in 2005.

We continually strive to obtain high-quality sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe that these factors improve our image and brand awareness. The average property and equipment investment for the restaurants in our most recent comparable sales base is $265,000. The average cash investment for the 20 domestic Company-owned restaurants opened during 2007, exclusive of land, increased to approximately $270,000 from $249,000 for the 19 units opened in 2006, excluding tenant improvement allowances that we received in both years. We expect the average cash investment for the anticipated 10 to 15 domestic Company-owned restaurants opening in 2008 to be approximately $270,000, excluding any expected tenant improvement allowances that are received.

Approximately 43% of our revenues for 2007, compared to 46% of our revenues for 2006 and 2005, were derived from the sale to our domestic and international franchisees of food and paper products, printing and promotional items, risk management services and information systems equipment and software and related services by us. The decline in the percentage of revenues is due to the acquisition of over 100 domestic franchise restaurants during late 2006 and 2007. We believe that, in addition to supporting both Company and franchised growth, these subsidiaries contribute to product quality and consistency and restaurant profitability throughout the Papa John’s system.

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks except for the 2006 fiscal year, which consisted of 53 weeks.

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

Long-lived and Intangible Assets

The recoverability of long-lived assets is evaluated if impairment indicators exist. Indicators of impairment include historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate the recoverability of long-lived assets on an operating unit basis (e.g., an individual restaurant) based on undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. Recorded values for long-lived assets that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or estimated net realizable value for assets held for sale.

The recoverability of indefinite-lived intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the fair value derived from discounted expected cash flows of the reporting unit to its carrying value. We purchased 118 domestic restaurants during 2007 and 2006 in several markets. If our plans for increased sales, unit growth and profitability are not met, future impairment charges could occur.

We recorded a goodwill impairment charge of $1.1 million associated with PJUK during 2005, reflecting our estimated fair value of PJUK at that date. A goodwill impairment charge was not deemed necessary in 2007 and 2006 based on our forecasted future cash flows and estimated fair value of the entity at those dates. At December 30, 2007, we had a net investment of approximately $17.3 million associated with PJUK, excluding the $4.8 million loan due from the purchaser of Perfect Pizza. The estimated fair value of PJUK at the end of 2007 is in excess of our net investment.  In addition to the sale of the Perfect Pizza operations, which occurred in March 2006, we have restructured management and developed plans for PJUK to improve its future operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives are not successful, future impairment charges could occur.

Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees are self-insured up to certain individual and aggregate reinsurance levels. Losses are accrued based upon estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company. In 2007, we recorded a $2.0 million decrease in existing claims losses, as compared to previous year’s expected claims costs, based on updated actuarial valuations.

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

Deferred Tax Assets and Tax Reserves

Papa John’s is subject to income taxes in the United States and several foreign jurisdictions.  Significant judgment is required in determining Papa John’s provision for income taxes and the related assets and liabilities.  Income taxes are accounted for under Statement of Financial Accounting Standards (SFAS) No. 109 (FAS 109), “Accounting for Income Taxes.” The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred.  Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes.  As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize.

We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures based on Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) requirements. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized reductions of $3.4 million and $2.5 million in our customary income tax expense associated with the finalization of certain income tax issues in 2007 and 2006, respectively (see “Note 15” of “Notes to Consolidated Financial Statements”).

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by the FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we consolidate the financial results of BIBP, since we are deemed to be the primary beneficiary, as defined by FIN 46, of BIBP. We recognized pre-tax losses of approximately $31.7 million during 2007 and pre-tax income of $19.0 million during 2006 and $4.5 million during 2005 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices, but BIBP’s operating results are not expected to be cumulatively significant over time. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

New Accounting Standards

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits.  As a result of the implementation of FIN 48, we recognized an approximate $614,000 decrease in the liability for unrecognized tax benefits, which is accounted for as an increase to the January 1, 2007 balance of retained earnings. See Note 15 for additional information.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  We will adopt the provisions of SFAS No. 157 in two phases: (1) phase one is effective for financial assets and liabilities in the fiscal year beginning after November 15, 2007 or our first quarter of 2008 and (2) phase two is effective for non-financial assets and liabilities beginning after November 15, 2008 or our first quarter of 2009. The adoption of SFAS No. 157 for financial assets and liabilities in 2008 is not expected to have any impact on our results of operations and financial condition.  The adoption for non-financial assets and liabilities in fiscal 2009 could impact our future estimates of valuing long-lived and intangible assets such as our annual fair value evaluation of PJUK and domestic Company-owned restaurants.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. SFAS No. 159 is effective for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009. This statement provides companies with the option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. Companies electing to adopt SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The adoption of SFAS No. 159 is not expected to have a significant impact on Papa John’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 - revised 2007 (SFAS No. 141R), Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008 or our first quarter of fiscal 2009. Early adoption is prohibited. The adoption of this statement is not expected to have a significant impact on Papa John’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for fiscal years beginning on or after December 15, 2008 or for our first quarter of 2009. Early adoption is prohibited. The adoption of this statement is not expected to have a significant impact on Papa John’s consolidated financial statements.

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated.

	Year Ended (1)
	Dec. 30,	Dec. 31,	Dec. 25,
	2007	2006	2005
	52 weeks	53 weeks	52 weeks
Income Statement Data:
Domestic revenues:
Company-owned restaurant sales	47.4%	44.7%	44.9%
Variable interest entities restaurant sales	0.7	0.8	1.2
Franchise royalties	5.2	5.6	5.4
Franchise and development fees	0.4	0.3	0.3
Commissary sales	37.5	41.2	41.1
Other sales	5.8	5.0	5.2
International revenues:
Royalties and franchise and development fees	1.0	0.8	0.7
Restaurant and commissary sales	2.0	1.6	1.2
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic Company-owned restaurant cost of sales (2)	22.4	19.7	21.5
Domestic Company-owned restaurant operating expenses (2)	59.3	57.9	58.2
Variable interest entities restaurant expenses (3)	84.4	85.4	87.0
Domestic commissary and other expenses (4)	89.1	89.3	90.9
Loss (income) from the franchise cheese purchasing program, net of minority interest (5)	2.1	(1.5)	(0.5)
International operating expenses (6)	89.7	101.1	100.0
General and administrative expenses	9.5	10.3	9.1
Minority interests and other general expenses	0.7	0.4	0.7
Depreciation and amortization	3.0	2.7	3.0
Total costs and expenses	95.1	90.2	92.5
Operating income	4.9	9.8	7.5
Net interest expense	(0.6)	(0.2)	(0.3)
Income from continuing operations before income taxes	4.3	9.6	7.2
Income tax expense	1.2	3.3	2.6
Income from continuing operations	3.1	6.3	4.6
Income from discontinued operations, net of tax (7)	0.0	0.0	0.2
Net income	3.1%	6.3%	4.8%

	Year Ended (1)
	Dec. 30,	Dec. 31,	Dec. 25,
	2007	2006	2005
	52 weeks	53 weeks	52 weeks
Restaurant Data:
Percentage increase in comparable domestic Company-owned restaurant sales (8)	0.5%	3.6%	7.4%
Number of Company-owned restaurants included in the most recent full year’s comparable restaurant base	541	485	472
Average sales for Company-owned restaurants included in the most recent comparable restaurant base	$836,000	$865,000	$818,000

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	577	502	568
Opened	20	19	7
Closed	(9)	(1)	(1)
Acquired from franchisees	61	57	20
Sold to franchisees	(1)	—	(92)
End of period	648	577	502
International Company-owned:
Beginning of period	11	2	1
Opened	4	1	1
Acquired from franchisees	2	8	—
Sold to franchisees	(3)	—	—
End of period	14	11	2
U.S. franchised:
Beginning of period	2,080	2,097	1,997
Opened	140	105	101
Closed	(48)	(65)	(73)
Acquired from Company	1	—	92
Sold to Company	(61)	(57)	(20)
End of period	2,112	2,080	2,097
International franchised:
Beginning of period	347	325	263
Opened	99	86	89
Closed	(13)	(56)	(28)
Converted (9)	—	—	1
Acquired from Company	3	—	—
Sold to Company	(2)	(8)	—
End of period	434	347	325
Total restaurants — end of period	3,208	3,015	2,926

	Year Ended (1)
	Dec. 30,	Dec. 31,	Dec. 25,
	2007	2006	2005
	52 weeks	53 weeks	52 weeks
Perfect Pizza Restaurant Progression (7):
Franchised
Beginning of period	—	112	118
Opened		—	6
Closed	—	(3)	(11)
Converted (9)	—	—	(1)
Sold	—	(109)	—
Total restaurants — end of period (7)	—	—	112

(1)                      We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year.  The 2007 and 2005 fiscal years consisted of 52 weeks, and the 2006 fiscal year consisted of 53 weeks. The additional week resulted in additional revenues of approximately $20.0 million and additional pre-tax income of approximately $3.5 million, or $0.07 per diluted share for 2006.

(2)                      As a percentage of domestic Company-owned restaurant sales.

(3)                      As a percentage of domestic variable interest entities restaurant sales.

(4)                      As a percentage of domestic commissary sales and other sales on a combined basis.

(5)                      As a percentage of total Company revenues; the loss (income) is a result of the consolidation of BIBP, a VIE. The sales reported by BIBP are eliminated in consolidation.

(6)                      As a percentage of international restaurant and commissary sales.

(7)                      The Perfect Pizza operations are classified as “discontinued operations,” as the operations were sold in March 2006. See “Note 4” of “Notes to Consolidated Financial Statements.”

(8)                      Includes only Company-owned restaurants open throughout the periods being compared.

(9)                      Represents Perfect Pizza restaurants converted to Papa John’s restaurants.

2007 Compared to 2006

Variable Interest Entities

As required by FIN 46, Papa John’s is deemed the primary beneficiary of BIBP; accordingly, our operating results include BIBP’s operating results. The consolidation of BIBP had a significant impact on our operating results in both 2007 and 2006 (pre-tax loss of $31.7 million in 2007 and pre-tax income of $19.0 million in 2006) and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

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

In addition, Papa John’s has extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed the primary beneficiary of certain franchisees even though we have no ownership interest in them. We included the financial results of three franchisees operating twelve restaurants as of December 30, 2007 and two franchisees operating seven restaurants as of December 31, 2006.

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the years ended December 30, 2007 and December 31, 2006 (in thousands):

	Year Ended December 30, 2007			Year Ended December 31, 2006
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities
restaurant sales	$—	$7,131	$7,131	$—	$7,859	$7,859
BIBP sales	138,233	—	138,233	144,123	—	144,123
Total revenues	138,233	7,131	145,364	144,123	7,859	151,982

Operating expenses	170,665	6,526	177,191	122,153	7,284	129,437
General and administrative expenses	148	308	456	140	398	538
Loss (gain) from the franchise cheese-purchasing program, net of minority interest	(1,615)	—	(1,615)	2,101	—	2,101
Other general expenses	—	243	243	—	35	35
Depreciation and amortization	—	54	54	—	142	142
Total costs and expenses	169,198	7,131	176,329	124,394	7,859	132,253
Operating income	(30,965)	—	(30,965)	19,729	—	19,729
Interest expense	(744)	—	(744)	(742)	—	(742)
Income (loss) before income taxes	$(31,709)	$—	$(31,709)	$18,987	$—	$18,987

Discontinued Operations

In March 2006, the Company sold its Perfect Pizza operations in the United Kingdom, consisting of the franchise rights and leases related to the 109 franchised Perfect Pizza restaurants, as well as the related distribution operations. The total proceeds from the sale were approximately $13.0 million, with $8.0 million received in cash at closing, and the balance to be received under the terms of an interest-bearing note to be retired by the purchaser by 2010. There was no gain or loss recognized during 2006 in connection with the sale of Perfect Pizza.

We have classified our Perfect Pizza operations as discontinued operations in the accompanying financial statements. The following summarizes the results of the discontinued operations for the year ended December 31, 2006 (in thousands, except per share data):

2006

Net sales	$2,421
Operating expenses	1,449
G&A expenses	330
Other expenses	25
Income before income taxes	617
Income tax expense	228
Net income from discontinued operations	$389

Basic earnings per common share	$0.01

Earnings per common share - assuming dilution	$0.01

Summary of Operating Results from Continuing Operations

The Company follows a fiscal year ending on the last Sunday of December, generally consisting of 52 weeks made up of four 13-week quarters. The 13-week quarters consist of two four-week periods followed by one five-week period. In 2006, the Company’s fiscal year consisted of 53 weeks, with the additional week added to the fourth quarter (14 weeks) results. The additional week resulted in additional revenues of approximately $20.0 million and additional pre-tax income of approximately $3.5 million, or $0.07 per diluted share for both the fourth quarter and full year of 2006.

Total revenues, which increased 6.2% to $1.06 billion in 2007 compared to $1.00 billion in 2006, primarily consisted of the following:

•                  Company-owned restaurant sales increased $56.4 million due to an increase in equivalent units reflecting the acquisition of 61 domestic restaurants during 2007 and 57 domestic restaurants during 2006, partially offset by the impact of the 53rd week of operations in 2006 ($9.0 million). “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

•                  Domestic commissary sales decreased $14.0 million, or 3.4% from 2006 revenues, due to the impact of the 53rd week of operations in 2006 and the impact of fewer equivalent franchised units due to the Company’s acquisition of 118 restaurants from franchisees during 2006 and 2007 (sales to Company-owned units are eliminated in consolidation).

•                  Other sales increased $11.3 million, or 22.4% from 2006 revenues, due to expanded commercial sales at our print and promotions operations and an increase in online sales.

•                  International revenues increased $8.0 million primarily as a result of the acquisition of restaurants in Beijing, China in December 2006, increased royalty revenues from additional franchised units and increased commissary sales at our PJUK subsidiary.

Our income from continuing operations before income taxes totaled $46.0 million in 2007, as compared to $96.2 million in 2006 as summarized in the following table on an operating segment basis (in thousands):

			Increase
	2007	2006	(Decrease)

Domestic Company-owned restaurants	$25,407	$33,176	$(7,769)
Domestic commissaries	35,847	34,690	1,157
Domestic franchising	51,466	51,543	(77)
International	(8,734)	(8,874)	140
All others	6,348	5,628	720
Unallocated corporate expenses	(31,454)	(37,523)	6,069
Elimination of intersegment profits, including minority interest income	(1,143)	(1,470)	327
Total income from continuing operations before income taxes (excluding Variable interest entities)	77,737	77,170	567
Variable interest entities	(31,709)	18,987	(50,696)
Total income from continuing operations before income taxes	$46,028	$96,157	$(50,129)

Excluding the impact of the consolidation of BIBP (pre-tax loss of $31.7 million or $0.68 per diluted share in 2007 and a pre-tax gain of $19.0 million or $0.36 per diluted share in 2006), 2007 income from continuing operations before income taxes was $77.7 million (7.3% of total revenues), compared to $77.2 million (7.7% of total revenues) in 2006. Our fiscal year 2007 includes 52 weeks of operations, compared to 53 weeks in fiscal year 2006. The additional week of operations in 2006 increased our pre-tax income by approximately $3.5 million, or $0.07 per diluted share. The $567,000 increase in income from continuing operations before income taxes (including the 53rd week in 2006 and excluding the consolidation of BIBP) was principally due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income decreased $7.8 million in 2007 as compared to 2006. Approximately $1.6 million of the decrease was related to the 53rd week of operations in 2006. The remaining decline in operating income was primarily due to an increase in labor costs (including the impact of a federal minimum wage increase in July 2007 and certain other minimum wage increases in various states), increased commodity costs and other operating costs. In addition, the 2007 results include a charge of $1.5 million associated with the closure or impairment of certain restaurants and a $594,000 pre-tax gain associated with the termination of a lease agreement in 2007.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income increased approximately $1.2 million (the increase in 2007 was $2.4 million, excluding the $1.2 million impact of the 53rd week on 2006 operating results). The increase in operating income was due to increased volumes of higher margin fresh dough products and improved margin from other commodities, partially offset by a $600,000 contribution to the Papa John’s Marketing Fund.

•                  Domestic Franchising Segment. Domestic franchising operating income was relatively flat year-over-year, as an increase in our field organizational support staff in 2007 to improve the support of our domestic franchise operations and the inclusion of $1.0 million of additional royalty revenue in 2006 related to the 53rd week of operations, was substantially offset by the collection of fees of $2.0 million in the fourth quarter of 2007 associated with our franchise renewal program.

•                  International Segment. The international operating results, which exclude the Perfect Pizza operations in the United Kingdom that were sold in March 2006, reported operating losses of $8.7 million in 2007 as compared to losses of $8.9 million in 2006. Increased current year revenues due to growth in number of units and unit volumes were substantially offset by increased personnel and infrastructure investment costs. The 53rd week of operations in 2006 did not have a significant impact on this segment.

•                  All Others Segment. The “All others” reporting segment reported operating earnings of $6.3 million in 2007 compared to $5.6 million in 2006. The increase of $720,000 in operating income was due to improved operating results at our print and promotions operations, reflecting an increase in our sales to commercial customers and improved operating results at our captive insurance subsidiary and online operations. The 53rd week of operations in 2006 did not have a significant impact on this segment.

•                  Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $6.1 million. The impact of the 53rd week of operations in 2006 was approximately $300,000. The components of the unallocated corporate segment are as follows (in thousands):

	Year Ended December 30, 2007	Year Ended December 31, 2006	Increase (decrease)

General and administrative	$17,515	$29,429	$(11,914)
Net interest	5,891	1,584	4,307
Depreciation	6,702	6,226	476
Other expenses	1,346	284	1,062
Total expense	$31,454	$37,523	$(6,069)

The decrease in general and administrative costs was primarily due to lower management incentive costs (see additional discussion below) and lower costs with our workers’ compensation, non-owned automobile and health insurance programs. Net unallocated interest expense increased approximately $4.3 million in 2007, as compared to 2006, principally due to a higher average debt balance resulting from share repurchase activity under our share repurchase program and franchise restaurant acquisitions during the last twelve months. Other expenses increased due to costs associated with the disposition and write-down of certain assets to fair value.

The following table summarizes our recorded expense (income) associated with our management incentive programs (in thousands):

	Year Ended December 30, 2007	Year Ended December 31, 2006

Equity compensation	$4,883	$4,707
Performance unit plan	(1,198)	2,503
Management incentive bonus plan	2,711	6,474
Total expense	$6,396	$13,684

Decrease		$(7,288)

Equity Compensation

The Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, effective at the beginning of fiscal 2006 using the modified-prospective method. The adoption of SFAS No. 123(R) did not have a significant impact on our 2007 and 2006 operating results since we adopted SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, in 2002.

Stock options were awarded to management and members of our board of directors in 2005, 2006 and 2007. The option awards follow a two-year cliff-vesting period, except for the options awarded to management beginning in May 2007, which follow a three-year graded vesting period. Additionally, the Company granted performance-based restricted stock in 2006 and 2007 (none in 2005). The restricted stock grants are performance-based and subject to a three-year cliff-vesting period. Equity compensation recognized for the year ended December 30, 2007 was $4.9 million as compared to $4.7 million for the corresponding 2006 period. At December 30, 2007, there was $6.1 million of unrecognized compensation cost related to non-vested options and performance-based restricted stock, of which the Company expects to recognize $3.7 million in 2008, $1.9 in 2009 and $475,000 in 2010.

Performance Unit Plan

Performance units were awarded in 2005 and 2006 to certain members of management, with each award having a three-year performance period; no such awards were made prior to 2005 or after 2006. The ultimate cost associated with the performance units is based on the Company’s ending stock price and total shareholder return relative to a peer group over the three-year performance period ending in December 2007 for the 2005 program and December 2008 for the 2006 program, with the award value paid in cash following the end of the respective performance periods.

The total expense (income) related to the 2005 and 2006 performance unit programs was income of approximately $1.2 million in 2007 compared to expense of $2.5 million in 2006. The decrease in the executive performance unit incentive plan expense in 2007, as compared to 2006, was due to a reduction in expected bonus payments, reflecting a decrease in the Company’s stock price, the forfeiture of units associated with certain executive departures and the change in the Founder Chairman’s status from an employee director of the Company to a non-employee director during 2007.

Management Incentive Bonus Plan

The annual management incentive bonus plan is based on the Company’s annual operating income performance and certain sales measures as compared to pre-established targets. The decrease in the expense in 2007 as compared to the corresponding period was primarily due to below-target sales and operating income for the year and the transition of the Founder Chairman to a non-employee director status.

•                  Variable Interest Entities. BIBP incurred an operating loss of $31.7 million in 2007, which was composed of losses associated with cheese sold to domestic Company-owned restaurants and franchise restaurants of $8.0 million and $22.9 million, respectively. The remainder of the 2007 loss was primarily composed of interest expense on outstanding debt with a third-party bank and Papa John’s. For 2006, BIBP reported operating income of $19.0 million, which was composed of income associated with cheese sold to domestic Company-owned restaurants and franchise restaurants of $4.6 million and $15.2 million, respectively. The 2006 income from the sale of cheese was partially offset by interest expense on outstanding debt. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding BIBP and movement in the cheese price during the years.

We recognized reductions of $3.4 million and $2.5 million in our customary income tax expense associated with the finalization of certain income tax issues in 2007 and 2006, respectively. The effective income tax rate was 28.9% for the year ended December 30, 2007, compared to 34.5% for the corresponding 2006 period.

Diluted earnings per share from continuing operations were $1.09 (including a $0.68 per diluted share loss from the consolidation of BIBP and an $0.11 gain from the finalization of certain income tax issues) in 2007, compared to $1.91 (including a $0.36 per diluted share gain from the consolidation of BIBP, an $0.08 gain from the finalization of certain income tax issues and a $0.07 benefit from the 53rd week of operations) in 2006. Since the inception of the share repurchase program in 1999 through the end of 2007, an aggregate of $675.0 million of shares have been repurchased (representing 40.8 million shares, at an average price of $16.55 per share). Share repurchase activity during 2007 increased earnings per diluted share from continuing operations by approximately $0.02 ($0.09 excluding the impact of the consolidation of BIBP).

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $504.3 million for 2007 compared to $447.9 million for 2006. The 12.6% increase was primarily due to an increase of 16.5% in equivalent Company-owned units, reflecting the acquisition of 54 restaurants during the last five months of 2006 and 61 restaurants during 2007, partially offset by the impact of the 53rd week of operations in 2006 ($9.0 million). Our Company-owned restaurants reported an increase in comparable sales of 0.5% and 3.6% in 2007 and 2006, respectively.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans that qualify as VIEs. Revenues from these restaurants totaled $7.1 million in 2007 as compared to $7.9 million in 2006.

Domestic system-wide franchise sales decreased 3.0% to $1.46 billion in 2007, from $1.51 billion for the comparable period in 2006, primarily resulting from a 1.6% decrease in equivalent units during 2007 from the purchase of restaurants by the Company and the impact of the 53rd week of operations in 2006. Domestic franchise royalties decreased 1.9% to $55.3 million in 2007 from $56.4 million for the comparable period in 2006 primarily due to a decrease in franchise sales resulting from the decrease in equivalent units and the impact of the 53rd week of operations in 2006. Comparable sales increased 0.3% and 2.9% in 2007 and 2006, respectively.

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

	Year Ended		Year Ended
	December 30, 2007		December 31, 2006
	Company- owned	Franchised	Company- owned	Franchised

Total domestic units (end of period)	648	2,112	577	2,080
Equivalent units	616	2,035	529	2,068
Comparable sales base units	586	1,918	514	1,951
Comparable sales base percentage	95.1%	94.3%	97.2%	94.3%
Average weekly sales — comparable units	$16,016	$13,852	$16,129	$13,826
Average weekly sales — traditional non-comparable units	$10,625	$11,239	$12,552	$10,751
Average weekly sales — non-traditional non-comparable units	$8,272	$25,757	$6,984	$25,883
Average weekly sales — total non-comparable units	$10,292	$13,652	$10,918	$13,074
Average weekly sales — all units	$15,739	$13,841	$15,981	$13,783

Domestic franchise and development fees were $4.8 million in 2007, an increase of $2.2 million, from fees of $2.6 million in 2006, including the collection of $2.0 million of fees associated with the franchise renewal program in 2007, which was substantially completed during the fourth quarter of 2007. We recognized approximately $718,000 for development cancellations and transfer payments in 2007, compared to $923,000 in the corresponding period of the prior year. There were 140 domestic franchised unit openings in 2007 compared to 105 in 2006. The domestic openings in 2007 include non-traditional units in 23 Live Nation amphitheaters compared to the opening of non-traditional units in 17 Six Flags theme parks in 2006. The Live Nation amphitheaters and Six Flags theme parks did not generate opening fees under the terms of our multi-year marketing and partnership agreement.

Domestic commissary sales decreased $14.0 million, or 3.4%, to $399.1 million for 2007, from $413.1 million for the comparable period in 2006, primarily due to the impact of the 53rd week of operations in 2006 and the impact of fewer equivalent franchised units due to the Company’s acquisition of 118 restaurants from franchisees during 2006 and 2007 (sales to Company-owned units are eliminated in consolidation). The average equivalent block price per pound of cheese as sold from BIBP to PJ Food Service was $1.45 in 2007 as compared to $1.50 in 2006. Other sales, which include our online and print and promotions businesses, as well as our insurance agency operations, were $61.8 million and $50.5 million for the 2007 and 2006 periods, respectively. Other sales increased due to expanded commercial volumes at our print and promotions operations and increased online sales.

International revenues, which exclude the Perfect Pizza operations that were sold in March 2006, consist primarily of the PJUK continuing operations, denominated in British Pounds Sterling and converted to U.S. dollars (approximately 64% and 66% of total 2007 and 2006 international revenues, respectively). International revenues increased 34.3% to $31.2 million in 2007, from $23.2 million in 2006, as a result of the acquisition of restaurants in Beijing, China in December 2006, increased royalty revenues from additional franchised units and increased commissary sales at our PJUK subsidiary.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 18.3% for 2007 compared to 22.4% in 2006, consisting of the following differences as a percentage of Company-owned restaurant sales:

•                  Cost of sales was 2.6% higher as a percentage of sales in 2007 compared to 2006, due to the impact of consolidating BIBP, which increased cost of sales 1.6% in 2007 and decreased cost of sales 1.0% in 2006.

•                  Salaries and benefits were 0.7% higher as a percentage of sales in 2007 compared to 2006 reflecting increased labor costs, including the impact of a federal minimum wage increase effective in July 2007 and minimum wage increases in certain states.

•                  Advertising and related costs as a percentage of sales were 0.1% higher in 2007, as compared to the corresponding 2006 period.

•                  Occupancy and other operating costs, on a combined basis, as a percentage of sales were 0.7% higher in 2007 due to increases in rent costs and credit card expenses associated with increased use by our customers.

Domestic commissary and other margin was 10.9% in 2007, compared to 10.7% in 2006. Cost of sales was 72.1% of revenues in 2007, compared to 72.6% for the same period in 2006. The decrease in cost of sales was primarily due to an increase in the sales of higher margin fresh dough products. Salaries and benefits as a percentage of sales were 7.5% in 2007, compared to 7.0% in 2006. The increase was primarily due to additional staff to support additional volumes for our commissary operations. Other operating expenses decreased to 9.5% in 2007, compared to 9.7% in 2006.

We recorded a pre-tax loss from the franchise cheese-purchasing program, net of minority interest, of $22.9 million in 2007, compared to income of $15.2 million for the comparable period in 2006. These results only represent the portion of BIBP’s operating income or loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income from continuing operations was a loss of $31.7 million in 2007, compared to income of $19.0 million in 2006 (see the previous table which summarizes BIBP’s operating results for 2007 and 2006).

General and administrative expenses were $101.3 million, or 9.5% of revenues for 2007, as compared to $102.9 million or 10.3% of revenues for 2006. The decrease of $1.6 million in 2007 was primarily attributable to lower management incentive and insurance costs, substantially offset by an increase in costs associated with our field organization support staff and an increase in personnel and infrastructure investment costs.

Minority interests and other general expenses reflected net expense of $7.9 million in 2007, as compared to $4.4 million in 2006 as detailed below (in thousands):

	2007	2006	Increase (Decrease)

Minority interests income	$1,268	$1,647	$(379)
Disposition and valuation-related costs of other assets	2,981	1,699	1,282
Restaurant impairment and closure reserves	1,444	(260)	1,704
Provision for uncollectible accounts and notes receivable	218	908	(690)
Pre-opening costs	371	467	(96)
Contribution to Marketing Fund	1,000	—	1,000
Other	657	(52)	709
Total minority interests and other general expenses	$7,939	$4,409	3,530

Depreciation and amortization was $31.9 million (3.0% of revenues) for 2007, as compared to $27.2 million (2.7% of revenues) for 2006. The primary reason for the increase in depreciation and amortization in 2007, as compared to 2006, is due to the acquisition of 118 domestic franchised restaurants during 2006 and 2007.

Net interest. Net interest expense was $6.0 million in 2007, compared to $1.8 million in 2006. The interest expense for 2007 and 2006 includes approximately $544,000 and $635,000, respectively, related to BIBP’s debt with a third-party bank. The increase in our 2007 net interest expense reflects a higher average outstanding debt balance resulting from share repurchase activity under our share repurchase program and franchise restaurant acquisitions during the last twelve months.

Income Tax Expense. We recognized reductions of $3.4 million and $2.5 million in our customary income tax expense associated with the finalization of certain income tax issues in 2007 and 2006, respectively. Our effective income tax rate was 28.9% in 2007 compared to 34.5% in 2006.

2006 Compared to 2005

Variable Interest Entities

The consolidation of BIBP had a significant impact on our operating results in both 2006 and 2005 (pre-tax income of $19.0 million and $4.5 million in 2006 and 2005, respectively).

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

Discontinued Operations

The following summarizes the results of our Perfect Pizza discontinued operations for the years ended December 31, 2006 and December 25, 2005 (in thousands, except per share data):

	2006	2005

Net sales	$2,421	$13,632
Operating expenses	1,449	8,837
G&A expenses	330	1,658
Other expenses	25	299
Income before income taxes	617	2,838
Income tax expense	228	1,050
Net income from discontinued operations	$389	$1,788

Basic earnings per common share	$0.01	$0.05

Earnings per common share - assuming dilution	$0.01	$0.05

Summary of Operating Results from Continuing Operations

As previously noted, the Company follows a fiscal year ending on the last Sunday of December, generally consisting of 52 weeks. In 2006, the Company’s fiscal year consisted of 53 weeks, with the additional week added to the fourth quarter (14 weeks) results. The additional week of operations in 2006 resulted in revenues of approximately $20.0 million and pre-tax income of approximately $3.5 million, or $0.07 per diluted share for both the fourth quarter and full year of 2006.

Total revenues increased 3.4% to $1.0 billion in 2006 compared to $968.8 million in 2005, primarily consisting of the following:

•                  Company-owned restaurant sales increased $13.4 million as an increase in comparable sales of 3.6% and the impact of the 53rd week of operations more than offset a reduction in equivalent units.

•                  Domestic commissary sales increased $14.7 million or 3.7% from 2005, primarily due to increased volumes, which more than offset the impact of lower year-over-year cheese costs.

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

Our income from continuing operations before income taxes totaled $96.2 million in 2006, as compared to $69.6 million in 2005 as summarized in the following table on an operating segment basis (in thousands):

	2006	2005	Increase (Decrease)

Domestic Company-owned restaurants	$33,176	$25,284	$7,892
Domestic commissaries	34,690	25,446	9,244
Domestic franchising	51,543	49,821	1,722
International	(8,874)	(5,006)	(3,868)
All others	5,628	4,298	1,330
Unallocated corporate expenses	(37,523)	(34,172)	(3,351)
Elimination of intersegment profits, including minority interest income	(1,470)	(511)	(959)
Total income from continuing operations before income taxes (excluding Variable interest entities)	77,170	65,160	12,010
Variable interest entities	18,987	4,472	14,515
Total income from continuing operations before income taxes	$96,157	$69,632	$26,525

Excluding the impact of the consolidation of BIBP (pre-tax gain of $19.0 million or $0.36 per diluted share in 2006 and a pre-tax gain of $4.5 million or $0.08 per diluted share in 2005), 2006 income from continuing operations before income taxes was $77.2 million (7.7% of total revenues), compared to $65.2 million (6.7% of total revenues) in 2005.  The additional week of operations in 2006 increased our pre-tax income by approximately $3.5 million, or $0.07 per diluted share. The $12.0 million increase in income from continuing operations before income taxes (including the benefit of the 53rd week and excluding the consolidation of BIBP) was principally due to the following:

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

•                  Domestic Commissary Segment. Domestic commissaries’ operating income increased $9.2 million. Approximately $4.3 million of the increase occurred due to the impact of the 53rd week of operations, income from sales to the Six Flags, Inc. theme park operator and the closing of the Jackson, Mississippi facility in 2005. The remainder of the increase was principally due to additional margin on increased sales volumes.

•                  Domestic Franchising Segment. Domestic franchising operating income increased $1.7 million, including approximately $1.0 million related to the 53rd week of operations in 2006. The increase reflected an increase in royalties of $4.1 million due to an increase of 2.9% in comparable sales for domestic franchisees and an increase in equivalent units during 2006. The increase in royalties during 2006 was partially offset by an increase in administrative costs related to the field organizational restructuring implemented in late 2005 to improve the performance of our domestic franchise operations.

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

•                  Unallocated Corporate Segment. Unallocated corporate expenses increased $3.4 million, primarily due to the following (in thousands):

Increase (Decrease)
Equity compensation and executive performance unit incentive plan	$3,112
Marketing for non-traditional restaurant initiatives	2,356
Decrease in our contribution to the Marketing Fund	(1,750)
Other	(367)
Total increase	$3,351

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

Equity Compensation and Executive Performance Unit Incentive Plan

Stock options were awarded to the majority of management in March 2005 and April 2006, each with a two-year cliff vesting period. The Company also granted approximately 28,000 shares of performance-based restricted stock during the second quarter of 2006 to certain employees with a performance and vesting period of three years. There were no such grants awarded in 2004; accordingly, the timing and layering effect of the vesting provisions of the 2005 and 2006 equity-based awards resulted in an increase in expense recognition in 2006 as compared to 2005. Stock compensation expense recognized for the year ended December 31, 2006 was $4.7 million as compared to $2.4 million for the corresponding 2005 period.

The total expense related to the 2005 and 2006 performance unit programs was approximately $2.7 million in 2006 compared to $1.8 million in 2005.

•                  Variable Interest Entities. BIBP reported operating income of $19.0 million for 2006, which was composed of income associated with cheese sold to domestic Company-owned restaurants and franchise restaurants of $4.6 million and $15.2 million, respectively. The 2006 income from the sale of cheese was partially offset by interest expense on outstanding debt with a third-party bank and Papa John’s. For 2005, BIBP reported operating income of $4.5 million, which was composed of income associated with cheese sold to domestic Company-owned restaurants and franchise restaurants of $1.3 million and $4.7 million, respectively. The 2005 income from the sale of cheese was partially offset by interest expense of $1.3 million on outstanding debt. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding BIBP and movement in the cheese price during the years.

Net interest expense for 2006 decreased $1.3 million from 2005 principally due to a decrease in our average outstanding debt balance during 2006 and an increase in investment income.

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

Revenues from variable interest restaurants totaled $7.9 million in 2006 as compared to $11.7 million in 2005. The decrease reflects the sale of restaurants by two franchisees to third parties during 2005 and 2006, which eliminated the VIE classification of such restaurants under FIN 46, and the related consolidation of their operating results at the time of the respective sales.

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

	Year Ended December 31, 2006		Year Ended December 25, 2005
	Company- owned	Franchised	Company- owned	Franchised

Total domestic units (end of period)	577	2,080	502	2,097
Equivalent units	529	2,068	550	2,008
Comparable sales base units	514	1,951	540	1,885
Comparable sales base percentage	97.2%	94.3%	98.2%	93.9%
Average weekly sales - comparable units	$16,129	$13,826	$15,283	$13,451
Average weekly sales - traditional non-comparable units	$12,552	$10,751	$11,410	$10,036
Average weekly sales - non-traditional non-comparable units	$6,984	$25,883	$9,896	$10,679
Average weekly sales - other units	$10,918	$13,074	$10,805	$10,080
Average weekly sales - all units	$15,981	$13,783	$15,199	$13,245

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

International revenues, which exclude the Perfect Pizza operations that were sold in March 2006, consist primarily of the PJUK continuing operations, denominated in British Pounds Sterling and converted to U.S. dollars (approximately 66% and 74% of total 2006 and 2005 international revenues, respectively). International revenues increased 26.2% to $23.2 million in 2006, from $18.4 million in 2005, reflecting an increase in revenues from additional Company-owned units in the United Kingdom and Mexico and higher royalty revenue from additional franchised units.

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

We recorded income from the franchise cheese-purchasing program, net of minority interest, of $15.2 million in 2006, compared to income of $4.7 million for the comparable period in 2005. These results only represent the portion of BIBP’s operating income or loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income from continuing operations was pre-tax income of $19.0 million in 2006, compared to income of $4.5 million in 2005 (see the previous table which summarizes BIBP’s operating results for 2006 and 2005).

General and administrative expenses were $102.9 million, or 10.3% of revenues for 2006, as compared to $88.5 million or 9.1% of revenues for 2005. The increase of $14.4 million in 2006 was primarily attributable to the following (in thousands):

Increase (Decrease)

Equity compensation and executive performance unit incentive plan	$3,112
Employee benefits costs	2,044
Marketing for non-traditional restaurant initiatives	2,356
Development of international support infrastructure	3,271
Domestic operations field organization restructuring	2,014
Other	1,659
Total increase	$14,456

Minority interests and other general expenses reflected net expense of $4.4 million in 2006, as compared to $6.9 million in 2005 as detailed below (in thousands):

	2006	2005	Increase (Decrease)

Minority interests income	$1,647	$725	$922
Disposition and valuation-related costs of other assets	1,699	2,121	(422)
Restaurant impairment and closure reserves	(260)	(2,039)	1,779
Provision for uncollectible accounts and notes receivable	908	2,409	(1,501)
Pre-opening costs	467	141	326
Contribution to the Marketing Fund	—	1,750	(1,750)
Goodwill impairment	—	1,050	(1,050)
Closing of the Jackson, MS commissary	—	925	(925)
Gain on sale of domestic Company-owned restaurants	—	(2,124)	2,124
Other	(52)	1,947	(1,999)
Total minority interests and other general expenses	$4,409	$6,905	$(2,496)

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

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands) at year-end:

	2007	2006

Revolving line of credit	$134,000	$96,500
Debt associated with VIEs*	8,700	525
Other	6	11
Total debt	142,706	97,036
Less: current portion of debt	(8,700)	(525)
Long-term debt	$134,006	$96,511

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

Cash flow provided by operating activities from continuing operations decreased to $61.6 million in 2007 from $85.2 million in 2006. The consolidation of BIBP decreased cash flow from operations by approximately $31.7 million in 2007 and increased cash flow from operations approximately $19.0 million in 2006 (as reflected in the net income and deferred income taxes captions in the accompanying “Consolidated Statements of Cash Flows”). Excluding the impact of the consolidation of BIBP, cash flow from continuing operations was $93.3 million in 2007, as compared to $66.2 million in the corresponding 2006 period. The $27.1 million increase was primarily due to an increase in net income and an improvement in working capital including accounts receivable, inventories and accounts payable.

Cash flow provided by operating activities from continuing operations increased to $85.2 million in 2006 from $82.1 million in 2005. The consolidation of BIBP increased cash flow from operations by approximately $19.0 million in 2006 and $4.5 million in 2005. Excluding the impact of the consolidation of BIBP, cash flow from continuing operations decreased $11.4 million in 2006 as compared to 2005, primarily due to unfavorable working capital changes with accounts receivable and other liabilities. The 2006 operating cash flows were negatively impacted by increased payments of claim liabilities related to insurance policies issued by the Company’s captive insurance subsidiary in 2000 through 2004. The 2005 operating cash flows were favorably impacted by the collection of unusually high prior year accounts receivable balances. In addition, a decrease in cash flow from continuing operations occurred due to the classification in 2006 of $6.5 million of excess tax benefits related to the exercise of non-qualified stock options from operating activities to financing activities as required by SFAS No. 123(R).

During 2007 and 2006, we acquired 63 and 65 Papa John’s restaurants, respectively, as summarized below (dollars in thousands).

Acquistion Month	Location	Number of Restaurants	Cash Paid	Recorded Goodwill

2007
Period 2	Pennsylvania	4	$1,000	$779
Period 4	Georgia	13	7,400	6,465
Period 7	Missouri and Kansas	31	10,306	7,266
Period 8	Maryland	11	6,062	4,663
	Other	4	215	—
Total 2007*		63	$24,983	$19,173

2006
Period 2	Pennsylvania	3	$568	$361
Period 6	Mexico City, Mexico	3	632	—
Period 8	Arizona	43	17,658	14,190
Period 10	North Carolina	11	8,800	7,995
Period 12	Beijing, China	5	4,285	3,592
Total 2006*		65	$31,943	$26,138

*Substantially all of the remaining purchase price was allocated to acquired property and equipment.

The restaurant acquisitions for 2007 and 2006 were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition are included in our consolidated financial results.  We do not expect to have any significant acquisitions of domestic restaurants during 2008. The Company plans to implement a formal refranchising initiative during 2008, the goal of which is to increase the percentage of franchised units in the domestic restaurant portfolio over time. The Company believes shifting the domestic restaurant portfolio mix more toward franchised units will improve the absolute level and consistency of operating margin percentage and be more consistent with the trend in franchise business models in the domestic restaurant category. Of the total 2,760 domestic units open as of December 30, 2007, 648 or 23.5% were Company-owned (including 128 units owned in joint venture arrangements with franchisees in which the Company has a majority ownership position). The Company believes that through a combination of net openings more heavily weighted toward franchise units and the selective refranchising of certain Company-owned markets, the percentage of Company-owned units can be decreased below 20% over the next few years. Any such unit sales completed during 2008 are not expected to have a significant impact on 2008 operating income.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Purchases of property and equipment amounted to $31.1 million, $39.4 million and $17.5 million in 2007, 2006 and 2005, respectively, and are summarized by operating segment in “Note 22” of “Notes to Consolidated Financial Statements.”

Additionally, we began a common stock repurchase program in December 1999. We repurchased 2.7 million common stock shares for $72.9 million during fiscal 2007. Our Board of Directors has authorized up to an aggregate of $725.0 million for the share repurchase program through December 28, 2008. At December 30, 2007, a total of 40.8 million shares have been repurchased for $675.0 million at an average price of $16.55 per share since the repurchase program started in 1999 (approximately 2.7 million shares in 2007, 3.4 million shares in 2006, 3.3 million shares in 2005 and 31.4 million shares prior to 2005). Subsequent to year-end (through February 19, 2008), we acquired an additional 104,000 shares at an aggregate cost of $2.3 million. As of February 19, 2008, approximately $47.7 million remains available for repurchase of common stock under this authorization.

The outstanding principal balance under our revolving line of credit increased from $49.0 million in 2005 to $96.5 million in 2006 and increased to $134.0 million in 2007, primarily due to the previously mentioned restaurant acquisitions and repurchases of our common stock.

Total 2008 capital expenditures are expected to approximate $35 million. The planned capital expenditures in 2008 will support growth initiatives, including domestic Company-owned new unit growth, accelerated development of Papa John’s branded units in the United Kingdom and China, as well as technical support assets for numerous areas of the business, including the online ordering function.

We expect to fund the planned capital expenditures, restaurant acquisitions and any additional share repurchases of our common stock for the next twelve months from operating cash flow and approximately $20.6 million remaining availability under our line of credit, reduced for certain outstanding letters of credit. Our total debt was $142.7 million, including $8.7 million associated with BIBP, at December 30, 2007, compared to $97.0 million, including $525,000 associated with BIBP, at December 31, 2006.

Contractual obligations and payments as of December 30, 2007 due by year are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Contractual Obligations:

Short-term debt - BIBP	$8,700	$—	$—	$—	$8,700
Long-term debt	—	6	—	—	6
Revolving line of credit (1)	—	—	134,000	—	134,000
Total debt	8,700	6	134,000	—	142,706
Operating leases	27,196	44,978	29,076	27,463	128,713
Total contractual obligations	$35,896	$44,984	$163,076	$27,463	$271,419

(1) Excludes a fair value adjustment of $2.0 million included in other long-term liabilities in the consolidated balance sheet related to our interest rate swaps that hedge against the effect of rising interest rates on forecasted future borrowings.

The above table does not include $5.8 million of unrecognized tax benefits since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority.

Off-Balance Sheet Arrangements

The off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition are leases of Company-owned restaurant sites, QC Centers, office space and transportation equipment.

As a condition of the sale of the Perfect Pizza operations in March 2006, we remain contingently liable for payment under approximately 74 lease arrangements as of December 30, 2007, primarily associated with Perfect Pizza restaurant sites. The leases have varying terms, the latest of which expires in 2017. As of December 30, 2007, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the franchisor and franchisee was approximately $10.3 million. We believe our cross-default provisions with the Perfect Pizza franchisor significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we have not recorded any liability with respect to such leases at December 30, 2007.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$26,878	$—	$—	$—	$26,878

See “Notes 9, 12 and 17” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

The contractual obligations above exclude the debt, operating leases and other commercial commitments associated with VIEs. The third-party creditors and landlords of the VIEs do not have any recourse to Papa John’s.

Forward-Looking Statements

Certain information contained in this annual report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to: the uncertainties associated with litigation; changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions; increases in or sustained high cost levels of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers, if needed; health- or disease-related disruptions or consumer concerns about commodities supplies; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; local governmental agencies’ restrictions on the sale of certain food products; higher-than-anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; franchisee relations; the possibility of impairment charges if PJUK or recently acquired restaurants perform below our expectations; our PJUK operations remain contingently liable for payment under 74 lease arrangements with a total value of $10.3 million associated with the sold Perfect Pizza operations; federal and state laws governing such matters as wages, benefits, working conditions, citizenship requirements and overtime, including legislation to further increase the federal and state minimum wage; and labor shortages in various markets resulting in higher required wage rates. In recent months, the credit markets have experienced instability. Our franchisees may experience difficulty in obtaining adequate financing and thus our growth strategy and franchise revenues may be adversely affected. The above factors might be especially harmful to the financial viability of franchisees or Company-owned operations in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Additionally, domestic franchisees are only required to purchase seasoned sauce and dough from our quality control centers (“QC Centers”) and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our QC Centers. Our international operations are subject to additional factors, including political and health conditions in the countries in which the Company or its franchisees operate; currency regulations and fluctuations; differing business and social cultures and consumer preferences; diverse government regulations and structures; ability to source high-quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our debt at December 30, 2007 was principally comprised of a $134.0 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels. In November 2001, we entered into an interest rate swap agreement that provided for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005 and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006.

During December 2005, we entered into a new interest rate swap agreement that provides for a fixed rate of 4.98% and in March 2007, we entered into an additional interest rate swap agreement that provides for a fixed rate of 5.18%, as compared to LIBOR, on the following amount of floating rate debt:

	Floating Rate Debt	Fixed Rates
The first interest rate swap agreement:
March 15, 2006 to January 16, 2007	$50 million	4.98%
January 16, 2007 to January 15, 2009	$60 million	4.98%
January 15, 2009 to January 15, 2011	$50 million	4.98%

The second interest rate swap agreement:
March 1, 2007 to January 31, 2009	$30 million	5.18%

The effective interest rate on the line of credit, including the impact of the two interest rate swap agreements, was 5.5% as of December 30, 2007. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of December 30, 2007, as mitigated by the interest rate swap based on present interest rates, would increase interest expense approximately $440,000. The annual impact of a 100 basis point increase in interest rates on the third-party debt associated with BIBP would be $87,000.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on our operating results.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to fluctuations, weather, availability, demand and other factors that are beyond our control. As previously discussed in “Results of Operations and Critical Accounting Policies and Estimates,” we have a purchasing arrangement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Under this arrangement, domestic Company-owned and franchised restaurants are able to purchase cheese at a fixed price per pound throughout a given quarter, based in part on historical average cheese prices. Gains and losses incurred by BIBP are used as a factor in determining adjustments to the selling price to restaurants over time. Accordingly, for any given quarter, the price paid by the domestic Company-owned and franchised restaurants may be less than or greater than the prevailing average market price.

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our operating results in 2007, 2006 and 2005 and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter in 2007, 2006 and 2005:

	Actual Block Price			BIBP Block Price
	2007	2006	2005	2007	2006	2005

Quarter 1	$1.341	$1.268	$1.539	$1.344	$1.548	$1.520
Quarter 2	1.684	1.182	1.515	1.379	1.482	1.550
Quarter 3	1.969	1.215	1.485	1.497	1.525	1.677
Quarter 4	1.982	1.306	1.442	1.564	1.447	1.625
Full Year	$1.744	$1.243	$1.495	$1.446	$1.501	$1.593

The following table presents the block price for cheese and the BIBP block price by quarter as projected through 2008 (based on the February 19, 2008 Chicago Mercantile Exchange (CME) milk futures market prices):

		Block Price
		Projected 2008		BIBP 2008

Quarter 1	*	$1.911		$1.608
Quarter 2	*	1.809		1.754
Quarter 3	*	1.807	*	1.974
Quarter 4	*	1.782	*	1.877
Full Year	*	$1.827	*	$1.803

*Amounts are estimates based on futures prices.

The following table presents the 2005, 2006, and 2007 impact by quarter on our pre-tax income due to consolidating BIBP. Additionally, based on the CME milk futures market prices as of February 19, 2008, and the actual first- and second-quarter 2008 and projected third- and fourth-quarter 2008 cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase (decrease) our pre-tax income as follows in 2008 (in thousands):

	Projected 2008	Actual 2007	Actual 2006	Actual 2005
Quarter 1	$(7,544)	$(406)	$5,389	$(1,595)
Quarter 2	(1,367)	(8,257)	6,303	(185)
Quarter 3	4,025	(10,707)	5,336	3,044
Quarter 4	2,429	(12,339)	1,959	3,208
Full Year	$(2,457)	$(31,709)	$18,987	$4,472

The 2008 projections above are based upon current futures market prices. Historically, actual results have been subject to large fluctuations and have differed significantly from previous projections using the futures market prices.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 30, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Papa John’s International, Inc. and on the effectiveness of our internal controls over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ Nigel Travis	/s/ J. David Flanery
Nigel Travis	J. David Flanery
President and Chief Executive Officer	Senior Vice President and Chief
Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Papa John’s International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and subsidiaries at December 30, 2007 and December 31, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Papa John’s International, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 25, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Papa John’s International, Inc.

We have audited Papa John’s International, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Papa John’s International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Papa John’s International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007 and our report dated February 25, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 25, 2008

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)	Year Ended
	December 30,	December 31,	December 25,
	2007	2006	2005
Domestic revenues:
Company-owned restaurant sales	$504,330	$447,938	$434,525
Variable interest entities restaurant sales	7,131	7,859	11,713
Franchise royalties	55,283	56,374	52,289
Franchise and development fees	4,758	2,597	3,026
Commissary sales	399,099	413,075	398,372
Other sales	61,820	50,505	50,474
International revenues:
Royalties and franchise and development fees	10,314	7,551	6,529
Restaurant and commissary sales	20,860	15,658	11,860
Total revenues	1,063,595	1,001,557	968,788
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	112,773	88,311	93,255
Salaries and benefits	152,043	131,946	131,654
Advertising and related costs	47,121	41,279	37,942
Occupancy costs	31,866	27,245	26,392
Other operating expenses	68,460	58,824	57,117
Total domestic Company-owned restaurant expenses	412,263	347,605	346,360
Variable interest entities restaurant expenses	6,018	6,708	10,188
Domestic commissary and other expenses:
Cost of sales	332,163	336,659	330,495
Salaries and benefits	34,622	32,363	28,583
Other operating expenses	43,766	45,153	49,140
Total domestic commissary and other expenses	410,551	414,175	408,218
Loss (income) from the franchise cheese-purchasing program, net of minority interest	22,853	(15,247)	(4,662)
International operating expenses	18,718	15,824	11,865
General and administrative expenses	101,340	102,920	88,464
Minority interests and other general expenses	7,939	4,409	6,905
Depreciation and amortization	31,866	27,208	28,750
Total costs and expenses	1,011,548	903,602	896,088
Operating income from continuing operations	52,047	97,955	72,700
Investment income	1,446	1,682	1,248
Interest expense	(7,465)	(3,480)	(4,316)
Income from continuing operations before income taxes	46,028	96,157	69,632
Income tax expense	13,293	33,171	25,364
Income from continuing operations	32,735	62,986	44,268
Income from discontinued operations, net of tax	—	389	1,788
Net income	$32,735	$63,375	$46,056

Basic earnings per common share:
Income from continuing operations	$1.10	$1.95	$1.32
Income from discontinued operations, net of tax	—	0.01	0.05
Basic earnings per common share	$1.10	$1.96	$1.37

Earnings per common share - assuming dilution:
Income from continuing operations	$1.09	$1.91	$1.29
Income from discontinued operations, net of tax	—	0.01	0.05
Earnings per common share - assuming dilution	$1.09	$1.92	$1.34

Basic weighted average shares outstanding	29,666	32,312	33,594
Diluted weighted average shares outstanding	30,017	33,046	34,316

Supplemental data (see Note 16):
Revenues - affiliates	$24,250	$57,140	$69,134
Other income - affiliates	61	66	378

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 30,	December 31,
(In thousands, except per share amounts)	2007	2006

Assets
Current assets:
Cash and cash equivalents	$8,877	$12,979
Accounts receivable (less allowance for doubtful accounts of $4,431 in 2007 and $4,471 in 2006)	21,675	22,543
Accounts receivable-affiliates (less allowance for doubtful accounts of $1,456 in 2006, none in 2007)	864	783
Inventories	18,806	26,729
Prepaid expenses	10,711	7,779
Other current assets	5,581	7,368
Deferred income taxes	7,147	6,362
Total current assets	73,661	84,543
Investments	825	1,254
Net property and equipment	198,957	197,722
Notes receivable (less allowance for doubtful accounts of $1,061 in 2007 and $1,705 in 2006)	11,804	12,104
Deferred income taxes	12,384	1,643
Goodwill	86,505	67,357
Other assets	17,681	15,016
Total assets	$401,817	$379,639

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,157	$29,202
Income and other taxes	10,866	15,136
Accrued expenses	56,466	57,233
Current portion of debt	8,700	525
Total current liabilities	107,189	102,096
Unearned franchise and development fees	6,284	7,562
Long-term debt, net of current portion	134,006	96,511
Other long-term liabilities	27,435	27,302
Stockholders’ equity:
Preferred stock ($.01 par value per share; no shares issued)	—	—
Common stock ($.01 par value per share; issued 34,866 in 2007 and 34,101 in 2006)	349	341
Additional paid-in capital	208,598	187,990
Accumulated other comprehensive income	156	515
Retained earnings	96,963	63,614
Treasury stock (6,089 shares in 2007 and 3,405 shares in 2006, at cost)	(179,163)	(106,292)
Total stockholders’ equity	126,903	146,168
Total liabilities and stockholders’ equity	$401,817	$379,639

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common			Accumulated
	Stock		Additional	Other			Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 26, 2004	33,460	$650	$242,331	$(555)	$317,142	$(420,345)	$139,223
Comprehensive income:
Net income	—	—	—	—	46,056	—	46,056
Change in valuation of interest rate swap agreement, net of tax of $376	—	—	—	598	—	—	598
Other, net	—	—	—	(333)	—	—	(333)
Comprehensive income							46,321
Issuance of common shares from treasury stock	55	1	—	—	—	1,000	1,001
Exercise of stock options	2,832	28	42,067	—	—	—	42,095
Tax benefit related to exercise of non-qualified stock options	—	—	5,629	—	—	—	5,629
Acquisition of Company common stock	(3,266)	—	—	—	—	(75,325)	(75,325)
Retire treasury stock	—	(348)	(131,363)	—	(362,959)	494,670	—
Other	—	—	2,335	—	—	—	2,335
Balance at December 25, 2005	33,081	331	160,999	(290)	239	—	161,279
Comprehensive income:
Net income	—	—	—	—	63,375	—	63,375
Change in valuation of interest rate swap agreement, net of tax of $212	—	—	—	360	—	—	360
Other, net	—	—	—	445	—	—	445
Comprehensive income							64,180
Exercise of stock options	1,020	10	15,204	—	—	—	15,214
Tax benefit related to exercise of non-qualified stock options	—	—	7,216	—	—	—	7,216
Acquisition of Company common stock	(3,405)	—	—	—	—	(106,292)	(106,292)
Other	—	—	4,571	—	—	—	4,571
Balance at December 31, 2006	30,696	341	187,990	515	63,614	(106,292)	146,168
Cumulative effect of adoption of FIN 48	—	—	—	—	614	—	614
Adjusted balance at January 1, 2007	30,696	341	187,990	515	64,228	(106,292)	146,782
Comprehensive income:
Net income	—	—	—	—	32,735	—	32,735
Change in valuation of interest rate swap agreements, net of tax of $744	—	—	—	(1,294)	—	—	(1,294)
Other, net	—	—	—	935	—	—	935
Comprehensive income							32,376
Exercise of stock options	765	8	12,211	—	—	—	12,219
Tax benefit related to exercise of non-qualified stock options	—	—	3,325	—	—	—	3,325
Acquisition of Company common stock	(2,684)	—	—	—	—	(72,871)	(72,871)
Other	—	—	5,072	—	—	—	5,072
Balance at December 30, 2007	28,777	$349	$208,598	$156	$96,963	$(179,163)	$126,903

At December 25, 2005, the accumulated other comprehensive loss of $290 was comprised of a net unrealized loss on the interest rate swap agreement of $367 and a net unrealized loss on investments of $28, partially offset by unrealized foreign currency translation gains of $105.

At December 31, 2006, the accumulated other comprehensive income of $515 was comprised of unrealized foreign currency translation gains of $1,100 and a net unrealized gain on investments of $6, partially offset by a $584 pension plan liability for PJUK and a net unrealized loss on the interest rate swap agreement of $7.

At December 30, 2007, the accumulated other comprehensive income of $156 was comprised of unrealized foreign currency translation gains of $1,450 and a net unrealized gain on investments of $7, offset by a net unrealized loss on the interest rate swap agreements of $1,301.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)	Year Ended
	December 30,	December 31,	December 25,
	2007	2006	2005
Operating activities
Net income	$32,735	$63,375	$46,056
Income from discontinued operations (net of income taxes)	—	(389)	(1,788)
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant closure, impairment and disposition losses (gains)	1,444	(260)	(2,039)
Goodwill impairment	—	—	1,050
Provision for uncollectible accounts and notes receivable	1,718	3,445	4,367
Depreciation and amortization	31,866	27,208	28,750
Deferred income taxes	(10,779)	3,191	4,385
Stock-based compensation expense	4,883	4,707	2,358
Excess tax benefit related to exercise of non-qualified stock options	(3,325)	(6,533)	—
Other	5,927	5,158	6,266
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(183)	(6,020)	(231)
Inventories	7,915	(583)	(3,811)
Prepaid expenses	(3,402)	(2,148)	3,124
Other current assets	2,468	(630)	(409)
Other assets and liabilities	(7,092)	(7,211)	(2,971)
Accounts payable	1,893	(2,168)	(5,860)
Income and other taxes	(3,656)	(1,726)	(408)
Accrued expenses	457	5,465	4,230
Unearned franchise and development fees	(1,278)	306	(952)
Net cash provided by operating activities from continuing operations	61,591	85,187	82,117
Operating cash flows from discontinued operations	—	414	2,168
Net cash provided by operating activities	61,591	85,601	84,285
Investing activities
Purchase of property and equipment	(31,148)	(39,352)	(17,546)
Purchase of investments	(303)	(2,014)	(8,565)
Proceeds from sale or maturity of investments	731	6,983	10,880
Loans issued	(6,541)	(6,181)	(5,875)
Loan repayments	6,257	9,339	7,434
Acquisitions	(24,983)	(31,943)	(4,475)
Proceeds from divestitures of restaurants	632	1,300	11,000
Other	32	286	61
Net cash from continuing operations used in investing activities	(55,323)	(61,582)	(7,086)
Proceeds from divestiture of discontinued operations	—	8,020	—
Net cash used in investing activities	(55,323)	(53,562)	(7,086)
Financing activities
Net proceeds (repayments) from line of credit facility	37,500	47,500	(29,500)
Net proceeds (repayments) from short-term debt - variable interest entities	8,175	(5,575)	(7,975)
Proceeds from issuance of common stock	—	—	1,001
Excess tax benefit related to exercise of non-qualified stock options	3,325	6,533	—
Proceeds from exercise of stock options	12,219	15,214	42,095
Acquisition of Company common stock	(72,871)	(106,292)	(75,325)
Other	1,035	1,293	300
Net cash used in financing activities	(10,617)	(41,327)	(69,404)
Effect of exchange rate changes on cash and cash equivalents	247	169	(395)
Change in cash and cash equivalents	(4,102)	(9,119)	7,400
Cash and cash equivalents at beginning of year	12,979	22,098	14,698
Cash and cash equivalents at end of year	$8,877	$12,979	$22,098

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” currently in all 50 states, the District of Columbia, Puerto Rico and 28 countries. We also operated and franchised pizza delivery and carryout restaurants under the trademark “Perfect Pizza” in the United Kingdom until March 2006, when we sold our Perfect Pizza operations, consisting of the franchised units and related distribution operations. Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Papa John’s and its subsidiaries. Our financial results include BIBP Commodities, Inc. (“BIBP”), a variable interest entity (“VIE”) and the financial results of franchise entities deemed VIEs. The results of our Company-owned operations in Mexico and China are consolidated one month in arrears. The results of our captive insurance subsidiary, RSC Insurance Services, Ltd. (“RSC”), are consolidated one quarter in arrears. All significant intercompany balances and transactions have been eliminated.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks except for the 2006 fiscal year, which consists of 53 weeks.

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

2.  Significant Accounting Policies (continued)

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

Depreciation expense was $30.6 million in 2007, $26.5 million in 2006 and $26.2 million in 2005.

2.  Significant Accounting Policies (continued)

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

Long-Lived and Intangible Assets

The recoverability of long-lived assets is evaluated annually or more frequently if impairment indicators exist. Indicators of impairment include historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate the recoverability of long-lived assets on an operating unit basis (e.g., an individual restaurant) based on undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. Recorded values for long-lived assets that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or estimated net realizable value for assets held for sale (see Note 8).

The recoverability of indefinite-lived intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the fair value derived from discounted cash flows of the reporting unit to its carrying value. We purchased 118 domestic restaurants during 2007 and 2006 in several markets. If our plans for increased sales, unit growth and profitability are not met, future impairment charges could occur. Our United Kingdom subsidiary, PJUK, has reported operating losses for the past three years primarily due to lower sales by Perfect Pizza restaurants, which were sold in March 2006, and a local corporate infrastructure to support our plans to open additional Company-owned and franchise restaurants over the next several years. Based on our analysis of PJUK’s estimated fair value during the fourth quarter of 2005, we concluded that an impairment charge of $1.1 million was necessary, which is included in other general expenses in the accompanying consolidated statements of income (no goodwill impairment charge was recorded in 2007 or 2006).

At December 30, 2007, we had a net investment of approximately $17.3 million associated with PJUK, excluding the $4.8 million loan due from the purchaser of Perfect Pizza. The estimated fair value of PJUK at the end of 2007 is in excess of our net investment. In addition to the sale of the Perfect Pizza operations, as discussed below in the “Discontinued Operations” section, we have restructured management and developed plans for PJUK to improve its future operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants, and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives are not successful, additional impairment charges could occur. See Note 7 for additional information concerning our carrying value for goodwill.

2.  Significant Accounting Policies (continued)

Restaurant Closures

We recognize the costs associated with restaurant closures at the time such costs are actually incurred, as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, generally expected to be at the time the closing occurs. During 2007, we incurred $1.4 million in charges associated with restaurant closures. There were no significant restaurant closure charges recorded in 2006 and 2005.

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

Deferred Costs

We defer certain systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $608,000 in 2007, $415,000 in 2006 and $566,000 in 2005.

Deferred Income Tax Assets and Tax Reserves

We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our filed position. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or examination settlements that may impact our ultimate payment for such exposures.

As of December 30, 2007, we had a net deferred income tax asset balance of $19.5 million, of which approximately $11.3 million relates to BIBP’s net operating loss carryforward.  We have not provided a valuation allowance for the deferred income tax assets since we believe it is more likely than not that the Company’s future earnings, including BIBP, will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

2.  Significant Accounting Policies (continued)

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. As a result of the implementation of FIN 48, the Company recognized an approximate $614,000 decrease in the liability for unrecognized tax benefits, which is accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the adoption date, we had tax-affected unrecognized benefits of approximately $7.4 million. To the extent these unrecognized tax benefits are ultimately recognized, the effective tax rate will be impacted in a future period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures based on FIN 48 requirements described above. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized reductions of $3.4 million and $2.5 million in our customary income tax expense associated with the finalization of certain income tax issues in 2007 and 2006, respectively.

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

Foreign Currency Translation

The local currency is the functional currency for our foreign subsidiaries, located in the United Kingdom, Mexico and China. Earnings and losses are translated into U.S. dollars using monthly average exchange rates, while balance sheet accounts are translated using year-end exchange rates. The resulting translation adjustments are included as a component of accumulated other comprehensive income (loss).

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

2.  Significant Accounting Policies (continued)

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. As required, we adopted the provisions of SFAS No. 123(R) effective at the beginning of our fiscal 2006, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in 2006 and 2007 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 25, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Upon adoption of SFAS No. 123(R), we elected to continue using the Black-Scholes option-pricing model. If we had adopted SFAS No. 123(R) in prior years, the impact on our 2005 operating income of that standard would have been minimal. SFAS No. 123(R) requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in the accompanying consolidated statements of cash flows. The $3.3 million and $6.5 million excess tax benefit in 2007 and 2006, respectively, classified as a financing cash inflow, would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R). Operating income and cash flow operating results for 2005 have not been restated for the adoption of SFAS No. 123(R).

The effect on income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in 2005 was not significant since the Company adopted SFAS No. 123 in 2002.

Derivative Financial Instruments

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. At inception and on an on-going basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item.  If the derivative meets the hedge criteria as defined by certain accounting standards, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

We recognized $2.0 million ($1.3 million after tax) in 2007, $572,000 ($360,000 after tax) in 2006 and $974,000 ($598,000 after tax) in 2005 in accumulated other comprehensive income (loss) for the net change in fair value of our derivatives associated with our debt agreements. The ineffective portion of our hedge was not material to our operating earnings for 2007, 2006 and 2005. Fair value is based on quoted market prices. See Note 9 for additional information on our debt and credit arrangements.

2.  Significant Accounting Policies (continued)

Earnings per Share

The calculations of basic earnings per common share and earnings per common share — assuming dilution, as adjusted for the two-for-one stock split discussed in Note 3 and before income from discontinued operations, for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 are as follows (in thousands, except per share data):

	2007	2006	2005
Basic earnings per common share:
Income from continuing operations	$32,735	$62,986	$44,268
Weighted average shares outstanding	29,666	32,312	33,594
Basic earnings per common share	$1.10	$1.95	$1.32

Earnings per common share - assuming dilution:
Income from continuing operations	$32,735	$62,986	$44,268

Weighted average shares outstanding	29,666	32,312	33,594
Dilutive effect of outstanding common stock options	351	734	722
Diluted weighted average shares outstanding	30,017	33,046	34,316
Earnings per common share - assuming dilution	$1.09	$1.91	$1.29

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 895,000 in 2007, 12,000 in 2006 and 48,000 in 2005.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  We will adopt the provisions of SFAS No. 157 in two phases: (1) phase one is effective for financial assets and liabilities in the fiscal year beginning after November 15, 2007 or our first quarter of 2008 and (2) phase two is effective for non-financial assets and liabilities beginning after November 15, 2008 or our first quarter of 2009.  The adoption of SFAS No. 157 for financial assets and liabilities in 2008 is not expected to have any impact on our results of operations and financial condition.  The adoption for non-financial assets and liabilities in fiscal 2009 could impact our future estimates of valuing long-lived and intangible assets such as our annual fair value evaluation of PJUK and domestic Company-owned restaurants.

2.  Significant Accounting Policies (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. SFAS No. 159 is effective for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009. This statement provides companies with the option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. Companies electing to adopt SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The adoption of SFAS No. 159 is not expected to have a significant impact on Papa John’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 - revised 2007 (SFAS No. 141R), Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008 or our first quarter of fiscal 2009. Early adoption is prohibited. The adoption of this statement is not expected to have a significant impact on Papa John’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for fiscal years beginning on or after December 15, 2008 or for our first quarter of 2009. Early adoption is prohibited. The adoption of this statement is not expected to have a significant impact on Papa John’s consolidated financial statements.

Prior Year Data

Certain prior year data has been reclassified to conform to the 2007 presentation.

3.  Two-for-One Common Stock Split and Authorized Shares

The Company has authorized the issuance of 5.0 million preferred shares and 50.0 million common shares (such authorization was not impacted by the two-for-one common stock split described below). The Company’s outstanding common shares, net of repurchased treasury stock, were 28.8 million at December 30, 2007 and 30.7 million at December 31, 2006. There were no preferred shares issued or outstanding at December 30, 2007 and December 31, 2006.

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

5.  Accounting for Variable Interest Entities

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

We have a purchasing arrangement with BIBP, a special-purpose entity formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $138.2 million, $144.1 million and $151.9 million of cheese from BIBP during 2007, 2006 and 2005, respectively.

As defined by FIN 46, we are deemed the primary beneficiary of BIBP, a VIE. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized a pre-tax loss of $31.7 million ($20.5 million net of tax, or $0.68 per diluted share), pre-tax gain of $19.0 million ($11.8 million net of tax, or $0.36 per diluted share) and a pre-tax gain of $4.5 million ($2.8 million net of tax, or $0.08 per diluted share) in 2007, 2006 and 2005, respectively, reflecting BIBP’s operating income (losses), net of BIBP’s shareholders’ equity. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has a $20.0 million line of credit with a commercial bank, which is not guaranteed by Papa John’s. Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of December 30, 2007, BIBP had borrowings of $8.7 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and $20.5 million under the line or credit from Papa John’s (the $20.5 million outstanding balance under the Papa John’s line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s). As of December 31, 2006, BIBP had borrowings of $525,000 and a letter of credit of $3.0 million outstanding under the commercial line of credit facility (no

5.  Accounting for Variable Interest Entities (continued)

outstanding borrowings from Papa John’s).  BIBP had outstanding borrowings of $13.6 million under the commercial bank facility and $23.6 million under the line of credit from Papa John’s as of February 19, 2008.

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s was deemed the primary beneficiary of three franchise entities as of December 30, 2007, two franchise entities as of December 31, 2006 and three franchise entities as of December 25, 2005, even though we have no ownership interest in them.  The consolidation and the sale of the applicable franchise entities had no significant net impact on Papa John’s operating results.

The three franchise entities consolidated at December 30, 2007 operated a total of twelve restaurants with annual revenues approximating $8.3 million. Our net loan balance receivable from these three entities was $560,000 at December 30, 2007, with no further funding commitments. The consolidation of the franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of December 30, 2007 and December 31, 2006:

	December 30, 2007			December 31, 2006
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$1,789	$235	$2,024	$144	$150	$294
Accounts receivable—Papa John’s	4,424	—	4,424	3,950	—	3,950
Other current assets	968	46	1,014	1,397	26	1,423
Net property and equipment	—	756	756	—	464	464
Goodwill	—	455	455	—	460	460
Deferred income taxes	11,324	—	11,324	—	—	—
Total assets	$18,505	$1,492	$19,997	$5,491	$1,100	$6,591

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$9,785	$319	$10,104	$3,436	$220	$3,656
Income and other taxes	—	—	—	506	—	506
Short-term debt—third party	8,700	—	8,700	525	—	525
Short-term debt—Papa John’s	20,538	560	21,098	—	517	517
Total liabilities	39,023	879	39,902	4,467	737	5,204
Stockholders’ equity (deficit)	(20,518)	613	(19,905)	1,024	363	1,387
Total liabilities and stockholders’ equity (deficit)	$18,505	$1,492	$19,997	$5,491	$1,100	$6,591

6.  Acquisitions

During 2007 and 2006, we acquired 63 and 65 Papa John’s restaurants, respectively, as summarized below (dollars in thousands).

Acquistion			Number of	Cash	Recorded
Month		Location	Restaurants	Paid	Goodwill

2007
	Period 2	Pennsylvania	4	$1,000	$779
	Period 4	Georgia	13	7,400	6,465
	Period 7	Missouri and Kansas	31	10,306	7,266
	Period 8	Maryland	11	6,062	4,663
		Other	4	215	—
Total 2007*			63	$24,983	$19,173

2006
	Period 2	Pennsylvania	3	$568	$361
	Period 6	Mexico City, Mexico	3	632	—
	Period 8	Arizona	43	17,658	14,190
	Period 10	North Carolina	11	8,800	7,995
	Period 12	Beijing, China	5	4,285	3,592
Total 2006*			65	$31,943	$26,138

*Substantially all of the remaining purchase price was allocated to acquired property and equipment.

In the fourth quarter of 2005, Star Papa, our 51% owned joint venture operating Papa John’s restaurants in Texas, completed the acquisition of six independently owned franchised Papa John’s restaurants located in the Austin, Texas area. We also purchased 12 Papa John’s franchise restaurants located in the Philadelphia, Pennsylvania area during the fourth quarter of 2005. The total consideration for these 18 restaurants was $4.5 million in cash and the forgiveness of accounts receivable approximating $500,000. The goodwill associated with these acquisitions, including final adjustments in 2006, approximated $3.8 million.

The business combinations in 2007, 2006 and 2005 were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial statements. The goodwill associated with the above-mentioned acquisitions is eligible for deduction over 15 years under U.S. tax regulations.

7.  Goodwill and Other Intangible Assets

Our consolidated balance sheets include $86.5 million and $67.4 million of goodwill at December 30, 2007 and December 31, 2006, respectively, net of accumulated amortization of $6.2 million in 2007 and 2006. The changes in the carrying amount of goodwill by reportable segment for the years ended December 30, 2007 and December 31, 2006 are as follows:

			Variable
		Domestic	Interest	All
(in thousands)	Restaurants	International	Entities	Others	Total

Balance as of December 25, 2005	$22,880	$18,102	$460	$436	$41,878
Acquisitions	22,546	3,592	—	—	26,138
Sale of Perfect Pizza	—	(942)	—	—	(942)
Final adjustments to 2005 acquisitions	283	—	—	—	283
Balance as of December 31, 2006	45,709	20,752	460	436	67,357
Acquisitions	19,173	—	—	—	19,173
Other	(16)	(4)	(5)	—	(25)
Balance as of December 30, 2007	$64,866	$20,748	$455	$436	$86,505

See Notes 4, 6 and 8 for discussions of acquisitions and dispositions of Company-owned restaurants.

8. Restaurant Closure, Impairment and Dispositions

The following table summarizes restaurant closure, impairment and disposition losses (gains) included in minority interests and other general expenses in the accompanying consolidated statements of income during 2007, 2006 and 2005:

(in thousands)	2007	2006	2005

Cash proceeds received (1)	$632	$—	$11,000
Notes receivable from franchisees	—	—	1,300
Total consideration (1)	632	—	12,300
Net book value	680	—	10,137
Loss (gain) on restaurants sold	48	—	(2,163)
Loss on domestic restaurant closures and restaurants to be sold (2)	1,800	—	—
Gain on lease buyout by landlord	(594)	—	—
Adjustment to long-lived asset impairment reserves	190	(260)	124
Total restaurant closure, impairment and disposition losses (gains)	$1,444	$(260)	$(2,039)

(1)        During 2007, we sold four Company-owned restaurants. The total consideration was $632,000 and the sale of the restaurants resulted in a $48,000 loss.

8. Restaurant Closure, Impairment and Dispositions (continued)

                        During the fourth quarter of 2005, we completed the sale of 84 Company-owned restaurants in Colorado and Minnesota, with annual revenues approximating $53.0 million, to a new franchise group, PJCOMN Acquisition Corporation (“PJCOMN”), an affiliate of Washington, DC based private equity firm Milestone Capital Management, LLC, pursuant to an agreement announced in August 2005. The total consideration was $12.0 million, including $1.0 million for prepaid royalties, and was received in cash at closing. The sale of the restaurants resulted in a $1.1 million gain in the fourth quarter of 2005.

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

(2)        During the fourth quarter of 2007, we decided to close ten domestic restaurants (five were closed in 2007 and the remainder will be closed in early 2008), which were located in five markets, due to deteriorating economic performance and an insufficient outlook for improvement. We recorded pre-tax expense of approximately $1.0 million associated with the closure of these restaurants. In addition, during 2007, we decided to sell four restaurants located in one market. We recorded a pre-tax charge of $765,000 to reflect our estimated fair value associated with these restaurants that are expected to be sold during 2008.

See Note 4 for treatment of the sale of the Perfect Pizza operations.

9. Debt and Credit Arrangements

Debt and credit arrangements consist of the following (in thousands):

	2007	2006

Revolving line of credit	$134,000	$96,500
Debt associated with VIEs*	8,700	525
Other	6	11
Total debt	142,706	97,036
Less: current portion of debt	(8,700)	(525)
Long-term debt	$134,006	$96,511

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

9. Debt and Credit Arrangements (continued)

In January 2006, we executed a five-year, unsecured Revolving Credit Facility (“New Credit Facility”) totaling $175.0 million that replaced a $175.0 million Revolving Credit Facility (“Old Credit Facility”). Under the New Credit Facility, outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option.  The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Outstanding balances under the Old Credit Facility accrued interest at 62.5 to 100.0 basis points over LIBOR or other bank developed rates at our option. The commitment fee on the unused balance ranged from 15.0 to 20.0 basis points. The remaining availability under our line of credit, reduced for certain outstanding letters of credit, approximated $20.6 million and $51.0 million as of December 30, 2007 and December 31, 2006, respectively. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The new credit facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At December 30, 2007 and December 31, 2006, we were in compliance with these covenants.

In November 2001, we entered into an interest rate swap agreement (“Swap”) that provides for a fixed rate of 5.31%, as compared to LIBOR, on $100.0 million of floating rate debt from March 2003 to March 2004, reducing to a notional value of $80.0 million from March 2004 to March 2005, and reducing to a notional value of $60.0 million in March 2005 with an expiration date of March 2006. During the fourth quarter of 2005, we entered into an interest rate swap agreement that provides for a fixed rate of 4.98% and in March 2007, we entered into an additional interest rate swap agreement that provides for a fixed rate of 5.18%, as compared to LIBOR, on the following amount of floating rate debt:

	Floating Rate Debt	Fixed Rates
The first interest rate swap agreement:
March 15, 2006 to January 16, 2007	$50 million	4.98%
January 16, 2007 to January 15, 2009	$60 million	4.98%
January 15, 2009 to January 15, 2011	$50 million	4.98%

The second interest rate swap agreement:
March 1, 2007 to January 31, 2009	$30 million	5.18%

The purpose of the Swaps is to provide a hedge against the effects of rising interest rates on forecasted future borrowings. Amounts payable or receivable under the Swaps are accounted for as adjustments to interest expense.

The net fair value of the Swaps was a liability balance of $2.0 million ($1.3 million net of tax) at December 30, 2007 and $11,000 ($7,000 net of tax) at December 31, 2006. The liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets (offset by corresponding amounts in stockholders’ equity, representing the net unrealized losses included in accumulated other comprehensive income (loss)).

9. Debt and Credit Arrangements (continued)

The weighted average interest rate for our Revolving lines of credit, including the impact of the previously mentioned swap agreements, was 5.7% in both fiscal 2007 and 2006 and 6.4% in fiscal 2005. Interest paid during fiscal 2007, 2006 and 2005, including payments made or received under the above-noted Swaps, was $7.4 million, $3.3 million and $4.4 million, respectively.

10.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2007	2006
Land	$31,659	$31,601
Buildings and improvements	79,726	79,696
Leasehold improvements	84,737	76,606
Equipment and other	203,532	193,117
Construction in progress	8,420	5,377
	408,074	386,397
Less accumulated depreciation and amortization	(209,117)	(188,675)
Net property and equipment	$198,957	$197,722

11.  Notes Receivable

Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. In addition, as part of the sale of Perfect Pizza (see Note 4), we have a loan outstanding from the purchaser of those operations. Loans outstanding were approximately $11.8 million ($7.0 million to franchisees and $4.8 million to the purchaser of Perfect Pizza) on a consolidated basis as of December 30, 2007, net of allowance for doubtful accounts ($20.5 million was eliminated upon consolidating BIBP and $560,000 was eliminated upon consolidating franchisee VIEs) and $12.1 million as of December 31, 2006, net of allowance for doubtful accounts ($517,000 was eliminated upon consolidating franchisee VIEs).

Notes receivable bear interest at fixed or floating rates (with an average stated rate of 7.5% at December 30, 2007), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans approximate market value. Interest income recorded on franchisee and affiliate loans was approximately $811,000 in 2007, $689,000 in 2006 and $399,000 in 2005 and is reported in investment income in the accompanying consolidated statements of income.

We established reserves of $1.1 million and $1.7 million as of December 30, 2007 and December 31, 2006, respectively, for potentially uncollectible franchisee notes receivable. We concluded the reserves were necessary due to certain franchisees’ economic performance and underlying collateral value.

12. Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees are self-insured up to certain individual and aggregate reinsurance levels. Losses are accrued based upon estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company. Our estimated corporate insurance reserves totaled $19.5 million in 2007 and $19.9 million in 2006.

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

Our estimated liabilities for claims loss reserves associated with the franchise insurance program are $5.5 million at December 30, 2007 and $8.9 million at December 31, 2006, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Investments of $825,000 and $1.3 million as of December 30, 2007 and December 31, 2006, respectively, are held by the captive insurance subsidiary to fund these estimated liabilities and are classified as long-term investments in the accompanying consolidated balance sheets.

We are a party to standby letters of credit with off-balance sheet risk associated with our insurance programs and with RSC. The total amount committed under letters of credit for these programs was $28.8 million at December 30, 2007.

13.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2007	2006
Insurance	$20,679	$19,896
Accrued salaries, benefits and bonuses	14,701	19,768
Rent	4,904	4,130
Accrued purchases	4,031	2,752
Consulting and professional fees	1,629	1,838
Marketing	1,298	1,463
Utilities	966	858
Accrued interest	342	235
Restaurant closures	168	200
Other	7,748	6,093
Total	$56,466	$57,233

14.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	2007	2006
Deferred compensation plan	$10,595	$9,983
Minority interest - joint ventures	8,035	6,227
Captive insurance claims loss reserves	5,495	8,944
Interest rate swaps	2,048	11
Minority interest - variable interest entities	613	1,381
Other	649	756
Total	$27,435	$27,302

15.  Income Taxes

A summary of the provision (benefit) for income taxes, exclusive of the tax effects related to discontinued operations, follows (in thousands):

	2007	2006	2005
Current:
Federal	$21,107	$26,425	$18,569
Foreign	620	619	234
State and local	2,345	2,936	2,176
Deferred (federal and state)	(10,779)	3,191	4,385
Total	$13,293	$33,171	$25,364

Significant deferred tax assets (liabilities) follow (in thousands):

	2007	2006
Unearned development fees	$2,214	$2,524
Accrued liabilities	11,857	11,472
Other assets and liabilities	4,543	4,189
BIBP net operating loss	11,324	—
Stock options	3,569	2,531
Other	802	58
Foreign net operating losses	4,504	2,351
Valuation allowance on foreign net operating losses	(4,504)	(2,351)
Total deferred tax assets	34,309	20,774

Deferred expenses	(2,794)	(1,045)
Accelerated depreciation	(3,932)	(5,212)
Goodwill	(4,255)	(2,410)
Other	(3,797)	(4,102)
Total deferred tax liabilities	(14,778)	(12,769)
Net deferred tax assets	$19,531	$8,005

15.  Income Taxes (continued)

The Company had approximately $15.2 million and $7.8 million of foreign tax net operating loss carryovers as of December 30, 2007 and December 31, 2006, respectively, for which a valuation allowance has been provided. A substantial majority of our foreign tax net operating losses do not have an expiration date.

Management believes it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of the recorded net deferred tax assets for federal and state purposes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense, exclusive of income associated with discontinued operations, for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 is as follows (in thousands):

	2007	2006	2005
Tax at U.S. federal statutory rate	$16,110	$33,655	$24,388
State and local income taxes	1,167	2,501	1,839
Foreign income taxes	620	619	449
Settlement of certain tax issues	(3,408)	(2,494)	—
Tax credits and other	(1,196)	(1,110)	(1,312)
Total	$13,293	$33,171	$25,364

Income taxes paid were $24.0 million in 2007, $28.0 million in 2006 and $15.3 million in 2005.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.  The Company is currently undergoing examinations by various state and local tax authorities.  The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $850,000 during the next 12 months.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in thousands):

2007
Balance at December 31, 2006	$8,009
Cumulative effect of adoption of FIN 48	(614)
Adjusted beginning balance	7,395
Additions based on tax positions related to current year	357
Additions for tax positions of prior years	107
Reductions for lapse of statute of limitations	(1,826)
Settlements	(60)
Other	(124)
Balance at December 30, 2007	$5,849

15.  Income Taxes (continued)

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a part of income tax expense. The Company’s 2007 income tax expense includes an interest benefit of $253,000, while income tax expense for 2006 and 2005 includes interest expense of $721,000 and $299,000, respectively. The Company had approximately $1.9 million and $2.5 million for the payment of interest and penalties accrued at December 30, 2007 and December 31, 2006, respectively.

16.  Related Party Transactions

Certain of our officers and directors own equity interests in entities that operate and/or have rights to develop franchised restaurants. We had an employment agreement with one director, who continues to serve on the Board, under which $20,000 was paid in 2005. The employment agreement with this director was terminated during 2005.

Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties and outstanding amounts due from the Marketing Fund and Papa Card, Inc. (in thousands):

	2007	2006	2005
Revenues from affiliates:
Commissary sales	$17,656	$47,124	$57,681
Other sales	4,103	3,696	3,649
Franchise royalties	2,426	6,305	7,799
Franchise and development fees	65	15	5
Total	$24,250	$57,140	$69,134

Other income from affiliates	$61	$66	$378
Accounts receivable-affiliates	$864	$783	$2,363
Notes receivable-affiliates	$—	$—	$2,650

The above table excludes transactions and balances related to former non-management directors for the time period subsequent to their retirement or resignation from our Board.

We paid $251,000 in 2007, $80,000 in 2006 and $399,000 in 2005 for charter aircraft services provided by an entity owned by John Schnatter, Founder Chairman. We believe the rates charged to the Company were at or below rates that could have been obtained from independent third parties for similar aircraft.

Mr. Schnatter paid the Company $160,000 in 2005 for the salaries, bonuses and benefits of certain employees who performed work for both the Company and Mr. Schnatter based upon an assessment of their responsibilities to each (on average, approximately 35% of the total costs were paid by the Company and 65% were paid by Mr. Schnatter). Mr. Schnatter and the Company terminated this shared employment arrangement in September 2005, after which certain employees began working full-time for the Company and the remaining employees began working full-time for Mr. Schnatter. Additionally, the Company charged Mr. Schnatter $8,795 in 2005 related to approximately 800 square feet of Company office space utilized by these employees. Mr. Schnatter and his employees moved out of the Company office space in September 2005.

16.  Related Party Transactions (continued)

As more fully described in Note 8, effective December 25, 2005, the Company sold five restaurants to an operations vice president, who resigned from the Company concurrently with the sale.

A franchise entity that is owned by one executive officer and two former executive officers of Papa John’s purchased a total of three restaurants for $1.2 million in 2005 from unrelated third-party franchise entities.

During 2005, a franchise entity that is owned by one member of our Board of Directors purchased 14 restaurants for $2.5 million from an unrelated third-party franchise entity.

A former member of our Board of Directors had a minority interest (less than 20%) in a franchisee during 2005.  This franchise entity entered into an agreement to sell an additional 14 restaurants to a new unaffiliated third-party franchise for $2.4 million in a separate market. Papa John’s agreed to receive reduced royalties from the purchaser for 12 months from the date of purchase. The waived royalties amounted to $70,000 in 2006 and $65,000 in 2005 (none in 2007).

See Note 5 for information related to our purchasing arrangement with BIBP.

17.  Lease Commitments and Contingencies

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. PJUK, our subsidiary located in the United Kingdom, leases certain retail space, which is primarily subleased to our franchisees. We also lease the trailers used by our distribution subsidiary, PJFS, for an average period of eight years. Total rent expense was $22.4 million in 2007, $18.5 million in 2006 and $17.9 million in 2005, net of sublease payments received.

Future gross lease costs, future expected sublease payments and net lease costs as of December 30, 2007, are as follows (in thousands):

		Future Expected
Year	Gross Lease Costs	Sublease Payments	Net Lease Costs
2008	$27,196	$3,275	$23,921
2009	24,172	3,418	20,754
2010	20,806	3,301	17,505
2011	16,942	3,058	13,884
2012	12,134	2,700	9,434
Thereafter	27,463	10,921	16,542
Total	$128,713	$26,673	$102,040

We subleased 87 sites in 2007, 101 sites in 2006 and 162 sites in 2005 to our Papa John’s and former Perfect Pizza franchisees located in the United Kingdom and received payments of $3.4 million, $4.0 million and  $5.1 million, respectively, which are netted with international operating expenses.

17.  Lease Commitments and Contingencies (continued)

In addition, as a condition of the sale of the Perfect Pizza operations in March 2006, we remain contingently liable for payment under approximately 74 lease arrangements, primarily associated with Perfect Pizza restaurant sites. The leases have varying terms, the latest of which expires in 2017. As of December 30, 2007, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the new owner of Perfect Pizza and associated franchisees was $10.3 million. We believe our cross-default provisions with the Perfect Pizza franchisor significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we have not recorded any liability with respect to such leases at December 30, 2007 and December 31, 2006.

We are subject to claims and legal actions in the ordinary course of business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

18.  Share Repurchase Program

The Papa John’s Board of Directors has authorized the repurchase of up to $725.0 million of common stock under a share repurchase program that began in December 1999, and runs through December 28, 2008. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and the liquidation of available investments, cash and cash equivalents. Through December 30, 2007, a total of 40.8 million shares with an aggregate cost of $675.0 million have been repurchased under this program.

Subsequent to year-end (through February 19, 2008), an additional 104,000 shares with an aggregate cost of $2.3 million were repurchased.

19.  Stockholder Protection Rights Agreement

On February 14, 2000, the Board of Directors of the Company adopted a Stockholder Protection Rights Agreement (the “Rights Plan”). Under the terms of the Rights Plan, one preferred stock purchase right was distributed as a dividend on each outstanding share of Papa John’s common stock held of record as of the close of business on March 1, 2000. The rights generally would not become exercisable until a person or group acquired beneficial ownership of 15% or more of the Company’s common stock in a transaction that was not approved in advance by the Board of Directors. In December 2002, the Board of Directors of the Company adopted an amendment to the Rights Plan to permit a stockholder who becomes the owner of 15% or more of the Company’s outstanding common stock due to the Company’s repurchase of outstanding shares to acquire up to an additional 1% of the outstanding shares without triggering the Rights Plan’s dilution provisions. The Company’s Founder and Executive Chairman, John Schnatter, who owns approximately 22% of the outstanding common stock, will be excluded from operation of the Rights Plan unless (together with his affiliates and family members) he acquires more than 40% of the Company’s common stock.

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

20.  Equity Compensation

We award stock options and restricted stock from time to time under the Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan (the “1999 Plan”) and the Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors (the “Directors Plan”) and other such agreements as may arise. On January 31, 2005, the Company awarded an option to purchase 400,000 shares, at the closing price on that date, as an inducement grant to Nigel Travis in connection with the commencement of his employment by the Company pursuant to an employment agreement, which included 165,570 shares subject to an inducement option outside the 1999 Plan. Shares of common stock authorized for issuance under the 1999 Plan are approximately 6.3 million and 700,000 shares under the Directors Plan. Approximately 1.7 million shares were available for future issuance under the 1999 Plan and 186,000 shares under the Directors Plan as of December 30, 2007. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted prior to 2003 generally expire ten years from the date of grant and vest over one to five-year periods, except for certain options awarded under a previous, multi-year operations compensation program that vested immediately upon grant. The options granted in 2004 under the 1999 Plan and the Directors Plan generally expired 30 months from the date of grant and vested over a 12-month period. Options granted in 2005, 2006 and 2007 generally expire five years from the date of grant and vest over a 24- or 36-month period. All references in this paragraph to numbers of shares have been adjusted to reflect a two-for-one stock split effected in January 2006.

We recorded stock-based employee compensation expense of $4.9 million in 2007, $4.7 million in 2006 and $2.4 million in 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.8 million in 2007, $1.7 million in 2006 and $900,000 in 2005. At December 30, 2007, there was $6.1 million of unrecognized compensation cost related to nonvested option awards and restricted stock, of which the Company expects to recognize $3.7 million in 2008, $1.9 million in 2009 and $475,000 in 2010.

Stock Options

Options exercised included 765,000 shares in 2007, 1.0 million shares in 2006 and 2.8 million shares in 2005. The total intrinsic value of the options exercised during 2007, 2006 and 2005 was $10.4 million, $18.5 million and $18.2 million, respectively. Cash received upon the exercise of stock options was $12.2 million, $15.2 million and $42.1 million during 2007, 2006 and 2005, respectively, and the related tax benefits realized were $3.9 million, $6.8 million and $6.7 million during the corresponding periods.

20.  Equity Compensation (continued)

Information pertaining to option activity during 2007 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2006	2,671	$20.15
Granted	582	33.28
Exercised	(765)	15.99
Cancelled	(149)	27.55
Outstanding at December 30, 2007	2,339	$24.31	2.93	$7,306
Vested or expected to vest at December 30, 2007	2,310	$24.20	2.96	$7,138
Exercisable at December 30, 2007	1,261	$16.92	2.13	$7,306

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2007, 2006 and 2005:

	2007	2006	2005
Assumptions (weighted average):
Risk-free interest rate	4.7%	4.9%	3.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.28	0.27	0.30
Expected term (in years)	3.5	3.5	3.0

The risk-free interest rate for the periods within the contractual life of an option is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated volatility is based on the historical volatility of our stock and other factors. The expected term of options represents the period of time that options granted are expected to be outstanding.

The weighted average grant-date fair value of options granted during 2007, 2006 and 2005 was $8.98, $8.95 and $4.45, respectively. The Company granted 582,000, 612,000 and 1.4 million options in 2007, 2006 and 2005, respectively.

Restricted Stock

During 2007 and 2006, we granted shares of performance-based restricted stock to employees with a performance period of three years (there were no such grants in 2005). These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. The shares awarded in 2007 and 2006 have a three-year cliff vesting period with vesting based upon the Company’s achievement of compounded annual growth rate (CAGR) of consolidated corporate operating income from continuing operations, as defined. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date.

20.  Equity Compensation (continued)

Information pertaining to restricted stock activity during 2006 and 2007 is as follows (shares in thousands):

		Weighted Average
	Shares	Grant-Date Fair Value
Total as of December 25, 2005	—	$—
Granted	28,231	32.65
Forfeited	(530)	32.65
Vested	—	—
Total as of December 31, 2006	27,701	$32.65
Granted	132,704	33.50
Forfeited	(15,605)	33.56
Vested	—	—
Total as of December 30, 2007	144,800	$33.33

21.  Employee Benefit Plans

We have established the Papa John’s International, Inc. 401(k) Plan (the “401(k) Plan”), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to all employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. At our discretion, we contribute a matching payment of up to 2.1% in 2007 and 1.5% in 2006 and 2005 of a participating employee’s earnings, which is subject to vesting based on an employee’s length of service with us. Costs of the 401(k) Plan recognized in 2007, 2006 and 2005 were $920,000, $372,000 and $425,000, respectively.

In addition, we maintain a nonqualified deferred compensation plan available to certain key employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in other long-term assets ($11.1 million and $9.2 million at December 30, 2007 and December 31, 2006, respectively) and the associated liabilities ($10.6 million and $10.0 million at December 30, 2007 and December 31, 2006, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company makes no matching or other contribution to the participants’ deferred compensation accounts.

Administrative costs of the 401(k) Plan and the nonqualified deferred compensation plan are paid by the Company and are not significant.

21.  Employee Benefit Plans (continued)

PJUK, the Company’s United Kingdom subsidiary operation, provided a pension plan that was frozen in 1999. There are approximately 20 participants in the PJUK pension plan. The Company recorded expense of $436,000, $296,000 and $178,000 associated with the pension plan for the fiscal years ended 2007, 2006 and 2005, respectively. We recorded a liability of $925,000, and a corresponding entry to accumulated other comprehensive income (loss) of $584,000 net of tax, related to the estimated unfunded pension obligation at December 31, 2006. There was not an unfunded pension obligation as of December 30, 2007. The annual contributions and expense to the PJUK pension plan are expected to approximate $400,000.

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

22.  Segment Information (continued)

Our segment information is as follows:

(in thousands)	2007	2006	2005
Revenues from external customers:
Domestic Company-owned restaurants	$504,330	$447,938	$434,525
Domestic commissaries	399,099	413,075	398,372
Domestic franchising	60,041	58,971	55,315
International	31,174	23,209	18,389
Variable interest entities (1)	7,131	7,859	11,713
All others	61,820	50,505	50,474
Total revenues from external customers	$1,063,595	$1,001,557	$968,788

Intersegment revenues:
Domestic commissaries	$130,110	$113,412	$119,577
Domestic franchising	1,535	1,297	1,216
International	826	748	239
Variable interest entities (1)	138,233	144,123	151,903
All others	15,998	13,840	11,232
Total intersegment revenues	$286,702	$273,420	$284,167

Depreciation and amortization:
Domestic restaurants	$15,246	$12,111	$13,077
Domestic commissaries	4,845	5,322	5,763
International	2,268	1,596	1,163
Variable interest entities	54	142	78
All others	2,751	1,811	1,367
Unallocated corporate expenses	6,702	6,226	7,302
Total depreciation and amortization	$31,866	$27,208	$28,750

Income (loss) from continuing operations before income taxes
Domestic Company-owned restaurants (2)	$25,407	$33,176	$25,284
Domestic commissaries (3)	35,847	34,690	25,446
Domestic franchising (4)	51,466	51,543	49,821
International (5)	(8,734)	(8,874)	(5,006)
Variable interest entities (6)	(31,709)	18,987	4,472
All others	6,348	5,628	4,298
Unallocated corporate expenses (7)	(31,454)	(37,523)	(34,172)
Elimination of intersegment losses (profits)	(1,143)	(1,470)	(511)
Total income from continuing operations before income taxes	$46,028	$96,157	$69,632

22.  Segment Information (continued)

(in thousands)	2007	2006	2005
Property and equipment:
Domestic Company-owned restaurants	$162,828	$149,548	$129,574
Domestic commissaries	76,898	74,526	72,838
International	7,418	6,272	3,860
Variable interest entities	1,714	1,386	2,164
All others	23,753	20,881	13,907
Unallocated corporate assets	135,463	133,784	123,163
Accumulated depreciation and amortization	(209,117)	(188,675)	(167,059)
Net property and equipment	$198,957	$197,722	$178,447

Expenditures for property and equipment:
Domestic restaurants	$18,399	$21,034	$6,276
Domestic commissaries	2,509	1,721	783
International	1,656	312	2,277
All others	1,280	6,705	2,196
Unallocated corporate	7,304	9,580	6,014
Total expenditures for property and equipment	$31,148	$39,352	$17,546

(1)

The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities of $138.2 million, $144.1 million in 2006 and $151.9 million in 2005 are attributable to BIBP.

(2)

The operating results for domestic Company-owned restaurants decreased approximately $7.8 million in 2007 and improved $7.9 million in 2006, which included $1.6 million related to the 53rd week of operations in 2006. The 2007 decline in operating income, as compared to 2006, is primarily due to an increase in wages (including the impact of a federal minimum wage increase in July 2007 and certain other minimum wage increases in various states), increased commodity costs and other operating costs. In addition, the 2007 results include a charge of $1.5 million associated with the closure or impairment of certain restaurants and a $594,000 pre-tax gain associated with the termination of a lease agreement in 2007. The 2006 improvement, as compared to 2005, is primarily due to fixed-cost leverage and related margin improvement associated with a 3.6% increase in comparable sales and lower commodity costs (primarily cheese). Additionally, the Company-owned operating results for 2005 included a gain of $2.2 million from the sale of 92 restaurants from three transactions.

(3)

Domestic commissaries’ operating income increased approximately $1.2 million in 2007 and $9.2 million in 2006 as compared to 2005. The 2007 increase of $1.2 million (the increase in 2007 was $2.4 million, excluding the $1.2 million impact of the 53rd week on 2006 operating results) is principally due to increased volumes of higher margin fresh dough products and improved margin from other commodities, partially offset by a $600,000 contribution to the Papa John’s Marketing Fund. Approximately $4.3 million of the increase in 2006, as compared to 2005, is due to the 53rd week included in 2006, income from sales to the Six Flags, Inc. theme-park operator and the closing of the Jackson, Mississippi facility in 2005. The remainder of the increase was principally due to additional margin on increased sales volumes.

22.  Segment Information (continued)

(4)

The operating results for the domestic franchising segment were relatively flat in 2007 compared to 2006, as an increase in our field organizational support staff in 2007 to improve the support of our domestic franchise operations and the inclusion of $1.0 million of additional royalty revenue in 2006 related to the 53rd week of operations, was substantially offset by the collection of fees of $2.0 million in the fourth quarter of 2007 associated with our franchise renewal program. The 2006 increase of $1.7 million in domestic franchising operating income included approximately $1.0 million related to the 53rd week of operations. The increase reflected an increase in royalties of $4.1 million due to an increase of 2.9% in comparable sales for domestic franchisees and an increase in equivalent units during 2006. The increase in royalties during 2006 was partially offset by an increase in administrative costs related to the field organizational restructuring implemented in late 2005 to better drive the performance of our domestic franchise operations.

(5)

The international segment, which excludes the Perfect Pizza operations that were sold in March 2006, reported operating losses of $8.7 million in 2007 as compared to a loss of $8.9 million in 2006. Increased current year revenues due to growth in number of units and unit volumes were substantially offset by increased personnel and infrastructure investment costs.  The decline in operating results in 2006, as compared to 2005, was principally due to increased costs related to the development of our support infrastructure throughout the international segment, including the United Kingdom, to support the accelerated development of both Company-owned and franchised Papa John’s branded restaurants in our international markets. In addition, the Company incurred a $470,000 charge in 2006 related to the reorganization of one of our international operating units. During 2005, the international segment recorded a $1.1 million impairment charge associated with the United Kingdom subsidiary. The 53rd week of operations in 2006 did not have a significant impact on this segment.

(6)	Represents BIBP’s operating income (loss), net of minority interest income for each year.

(7)

Unallocated corporate expenses decreased approximately $6.1 million in 2007 as compared to 2006 and increased $3.4 million in 2006 as compared to 2005. The 2007 decrease is primarily due to lower general and administrative costs, including management incentives, workers’ compensation, non-owned automobile and health insurance programs, offset by an increase in interest expense. The 2006 increase is due to a $3.0 million increase in equity compensation and executive performance unit incentive compensation, increased marketing efforts of $2.4 million, primarily related to non-traditional initiatives, partially offset by a $1.8 million contribution to the Papa John’s Marketing Fund during 2005 to fund additional flights related to the launch of Papa’s Perfect Pan Pizza.

23.    Quarterly Data - unaudited, in thousands, except per share data

Our quarterly financial data is as follows:

	Quarter
2007	1st	2nd	3rd	4th
Total revenues	$260,624	$256,256	$262,775	$283,940
Operating income from continuing operations (1)	21,886	12,448	5,507	12,206
Income from continuing operations, net of tax (1)	13,155	7,009	4,827	7,744
Basic earnings per common share from continuing operations (1)	$0.44	$0.23	$0.16	$0.27
Earnings per common share from continuing operations - assuming dilution (1)	$0.43	$0.23	$0.16	$0.27

	Quarter
2006	1st	2nd	3rd	4th
Total revenues	$242,349	$241,593	$239,692	$277,923
Operating income from continuing operations (2)	25,208	24,499	20,427	27,821
Income from continuing operations, net of tax (2)	15,613	15,266	13,108	18,999
Basic earnings per common share from continuing operations (2)	$0.47	$0.47	$0.41	$0.60
Earnings per common share from continuing operations - assuming dilution (2)	$0.46	$0.46	$0.40	$0.59

(1)                During 2007, we recorded pre-tax losses of $406,000 ($256,000 after tax or $0.01 per diluted share) in the first quarter, pre-tax losses of $8.3 million ($5.3 million after tax or $0.17 per diluted share) in the second quarter, pre-tax losses of $10.7 million ($7.0 million after tax or $0.23 per diluted share) in the third quarter and pre-tax losses of $12.3 million ($8.0 million after tax or $0.28 per diluted share) in the fourth quarter upon consolidation of BIBP. BIBP’s total pre-tax loss for 2007 was $31.7 million, or $0.68 per diluted share.

(2)                During 2006, we recorded pre-tax gains of $5.4 million ($3.4 million after tax or $0.10 per diluted share) in the first quarter, pre-tax gains of $6.3 million ($4.0 million after tax or $0.12 per diluted share) in the second quarter, pre-tax gains of $5.3 million ($3.0 million after tax or $0.09 per diluted share) in the third quarter and pre-tax gains of $2.0 million ($1.4 million after tax or $0.04 per diluted share) in the fourth quarter upon consolidation of BIBP. BIBP’s total pre-tax income for 2006 was $19.0 million, or $0.36 per diluted share.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective to provide assurance in ensuring all required information relating to Papa John’s is included in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2007 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 30, 2007 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)

Equity compensation plans approved by security holders	2,318,563	$25.46	1,877,209
Equity compensation plans not approved by security holders (1)	165,570	16.09	—
Total	2,484,133	$24.84	1,877,209

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

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)                    Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

•                  Reports of Independent Registered Public Accounting Firm

•                  Consolidated Statements of Income for the years ended December 30, 2007, December 31, 2006 and December 25, 2005

•                  Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006

•                  Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2007, December 31, 2006 and December 25, 2005

•                  Consolidated Statements of Cash Flows for the years ended December 30, 2007, December 31, 2006 and December 25, 2005

•                  Notes to Consolidated Financial Statements

(a)(2)                    Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Classification	Balance at Beginning of Year	Charged to (recovered from) Costs and Expenses	Additions / (Deductions)		Balance at End of Year
(in thousands)

Fiscal year ended December 30, 2007:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,471	$1,515	$(1,555	)(2)	$4,431
Reserve for uncollectible accounts receivable - affiliates	1,456	(650)	(806)		—
Reserve for franchisee notes receivable	1,705	853	(1,497	)(2)	1,061
	$7,632	$1,718	$(3,858)		$5,492
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$200	$170	$(116	)(1)	$254

Fiscal year ended December 31, 2006:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$6,379	$3,282	$(5,190	)(2)	$4,471
Reserve for uncollectible accounts receivable - affiliates	1,022	454	(20)		1,456
Reserve for franchisee notes receivable	1,499	(291)	497	(2)	1,705
	$8,900	$3,445	$(4,713)		$7,632
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$1,269	$(260)	$(809	)(1)	$200

Fiscal year ended December 25, 2005:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$5,359	$3,015	$(1,995	)(2)	$6,379
Reserve for uncollectible accounts receivable - affiliates	525	497	—		1,022
Reserve for franchisee notes receivable	1,278	855	(634	)(2)	1,499
	$7,162	$4,367	$(2,629)		$8,900
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$462	$846	$(39	)(1)	$1,269

(1)	Represents cash payments and other adjustments.
(2)	Uncollectible accounts written off, net of recoveries and reclassifications between accounts receivable and notes receivable reserves.

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

Date: February 26, 2008		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ Nigel Travis
Nigel Travis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder Chairman	February 26, 2008
John H. Schnatter	Director

/s/ Nigel Travis	President and Chief Executive Officer	February 26, 2008
Nigel Travis	(Principal Executive Officer)

/s/ F. William Barnett	Director	February 26, 2008
F. William Barnett

/s/ Norborne P. Cole, Jr.	Director	February 26, 2008
Norborne P. Cole, Jr.

/s/ Philip Guarascio	Director	February 26, 2008
Philip Guarascio

/s/ John O. Hatab	Director	February 26, 2008
John O. Hatab

/s/ Olivia F. Kirtley	Director	February 26, 2008
Olivia F. Kirtley

/s/ Wade S. Oney	Director	February 26, 2008
Wade S. Oney

/s/ Alex Smith	Director	February 26, 2008
Alex Smith

/s/ William M. Street	Director	February 26, 2008
William M. Street

/s/ J. David Flanery	Senior Vice President, Chief	February 26, 2008
J. David Flanery	Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

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

3.3	Our Restated By-Laws. Exhibit 3.1 to our Report on Form 8-K dated December 5, 2007 is incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

4.2	Amended and Restated Certificate of Incorporation and Restated By-Laws (see 3.1, 3.2 and 3.3 above) is incorporated herein by reference.

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

10.1	Conformed Copy through Fourth Amendment, As of December 19, 2007, of the Secured Loan Agreement, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd.

10.2	Conformed Copy through Fourth Amendment, As of December 19, 2007, of the Promissory Note by BIBP Commodities, Inc.

10.3*	Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference.

10.4*

Amendment to Papa John’s International, Inc. 1993 Stock Ownership Incentive Plan. Exhibit 10 to our quarterly report on Form 10-Q for the quarter ended June 29, 1997 is incorporated herein by reference.

10.5*

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

10.7*

Amended and Restated 2003 Stock Option Plan for Non-Employee Directors, Amended and Restated as of January 13, 2006. Exhibit 10 to our Registration Statement on Form S-8 (Registration No. 333-138427) dated November 3, 2006 is incorporated herein by reference.

10.8*

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

10.11*	1996 Papa John’s International, Inc. Executive Option Program. Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

10.12*

Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan, Amended and Restated as of December 6, 2006. Exhibit 10.1 to our report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference.

10.13*

Form of Papa John’s International, Inc. Non qualified Stock Option Agreement - 1999 Team Member Stock Ownership Plan. Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference.

10.14*

Form of Papa John’s International, Inc. Restricted Stock Agreement - 1999 Team Member Stock Ownership Plan. Exhibit 10.3 to our report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference.

10.15*

Form of Performance Unit Award Agreement — 1999 Team Member Stock Ownership Plan. Exhibit 10.4 to our report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference.

10.16*

Papa John’s International, Inc. Deferred Compensation Plan, as effective September 30, 1998, including Amendment Nos. 1, 2 and 3. Exhibit 10.1 to our report on Form 10-K for the fiscal year ended December 26, 2004 is incorporated herein by reference.

10.17*

Amendment No. 4 to the Papa John’s International, Inc. Deferred Compensation Plan. Exhibit 10.5 to our report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference.

10.18*

Papa John’s International, Inc. Board of Directors’ Deferred Compensation Plan, as effective November 6, 2003. Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 26, 2004 is incorporated herein by reference.

10.19*	Papa John’s International, Inc. Summary of Short-Term Incentive Compensation Program. Exhibit 10.1 to our report on Form 8-K dated February 21, 2007 is incorporated herein by reference.

10.20*

Restated Non-Qualified Stock Option Agreement dated January 31, 2005 between Papa John’s International, Inc. and Nigel Travis. Exhibit 10 to our Registration Statement on Form S-8 (Registration No. 333-138428) dated November 3, 2006 is incorporated herein by reference.

10.21*

The Employment Agreement effective January 31, 2005, between Papa John’s International, Inc. and Nigel Travis. Exhibit 10.1 to our report on Form 8-K dated January 30, 2005 is incorporated herein by reference.

10.22*	Amendment to Employment between Nigel Travis and Papa John’s International Inc. Exhibit 10.1 to our report on Form 8-K dated May 9, 2007 is incorporated herein by reference.

10.23*	Agreement for Service as Chairman between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report Form 8-K dated August 9, 2007 is incorporated herein by reference.

10.24*	Agreement for Service as Founder between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report Form 8-K dated August 9, 2007 is incorporated herein by reference.

10.25*	Exclusive License Agreement between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report Form 8-K dated August 9, 2007 is incorporated herein by reference.

10.26*

The Employment Agreement dated as of November 1, 2007, between Papa John’s International, Inc. and William M. Van Epps. Exhibit 10.1 to our report on Form 10-Q dated September 30, 2007 is incorporated herein by reference

10.27*

Separation and General Release Agreement dated January 27, 2007 between Papa John’s USA, Inc., Papa John’s International, Inc. and Michael Cortino. Exhibit 10.1 to our report on Form 8-K dated January 27, 2007 is incorporated herein by reference.

10.28

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

10.29

Interest Rate Swap Transaction between JP Morgan Chase Bank, N.A. and Papa John’s International, Inc. effective March 15, 2006. Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 is incorporated herein by reference.

10.30

Marketing Assistance Agreement between Papa John’s International, Inc. and PJ United, Inc. Exhibit 10.3 to our report on Form 10-K for the fiscal year ended December 26, 2004 is incorporated herein by reference.

10.31

Amended and Restated Assets Purchase Agreement dated September 26, 2005 between Papa John’s International, Inc. and PJCOMN Acquisition Corporation. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 26, 2005 is incorporated herein by reference.

10.32

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