Form 10-Q
period 2008-03-30
PAPA JOHNS INTERNATIONAL INC
filed 2008-05-06
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐      No  ☒

At April 30, 2008, there were outstanding 28,608,361 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	March 30, 2008	December 30, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$10,196	$8,877
Accounts receivable	23,173	22,539
Inventories	16,453	18,806
Prepaid expenses	9,610	10,711
Other current assets	5,715	5,581
Assets held for sale	4,450	—
Deferred income taxes	8,157	7,147
Total current assets	77,754	73,661
Investments	513	825
Net property and equipment	197,568	198,957
Notes receivable	11,452	11,804
Deferred income taxes	16,332	12,384
Goodwill	83,194	86,505
Other assets	16,680	17,681
Total assets	$403,493	$401,817

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,842	$31,157
Income and other taxes	19,743	10,866
Accrued expenses	54,119	56,466
Current portion of debt	15,300	8,700
Total current liabilities	117,004	107,189
Unearned franchise and development fees	5,787	6,284
Long-term debt, net of current portion	118,426	134,006
Other long-term liabilities	28,480	27,435
Stockholders’ equity:
Preferred stock	—	—
Common stock	350	349
Additional paid-in capital	210,358	208,598
Accumulated other comprehensive income (loss)	(1,065)	156
Retained earnings	105,588	96,963
Treasury stock	(181,435)	(179,163)
Total stockholders’ equity	133,796	126,903
Total liabilities and stockholders’ equity	$403,493	$401,817

Note: The balance sheet at December 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 30, 2008	April 1, 2007
Domestic revenues:
Company-owned restaurant sales	$138,855	$122,044
Variable interest entities restaurant sales	2,040	1,687
Franchise royalties	15,445	14,452
Franchise and development fees	920	762
Commissary sales	106,047	100,199
Other sales	16,845	14,491
International revenues:
Royalties and franchise and development fees	3,020	2,448
Restaurant and commissary sales	5,833	4,541
Total revenues	289,005	260,624
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	31,572	25,088
Salaries and benefits	41,560	36,944
Advertising and related costs	12,697	10,903
Occupancy costs	8,471	7,289
Other operating expenses	18,307	16,393
Total domestic Company-owned restaurant expenses	112,607	96,617
Variable interest entities restaurant expenses	1,793	1,379
Domestic commissary and other expenses:
Cost of sales	90,006	81,775
Salaries and benefits	8,965	8,798
Other operating expenses	11,532	10,998
Total domestic commissary and other expenses	110,503	101,571
Loss (Income) from the franchise cheese-purchasing program, net of minority interest	5,558	(99)
International operating expenses	5,340	4,038
General and administrative expenses	27,214	25,400
Minority interests and other general expenses	2,757	1,937
Depreciation and amortization	8,006	7,895
Total costs and expenses	273,778	238,738
Operating income	15,227	21,886
Investment income	266	353
Interest expense	(1,892)	(1,526)
Income before income taxes	13,601	20,713
Income tax expense	4,976	7,558
Net income	$8,625	$13,155

Basic earnings per common share	$0.30	$0.44
Earnings per common share - assuming dilution	$0.30	$0.43
Basic weighted average shares outstanding	28,700	30,064
Diluted weighted average shares outstanding	28,885	30,563

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
	Common		Additional	Other			Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2006	30,696	$341	$187,990	$515	$63,614	$(106,292)	$146,168
Cumulative effect of adoption of FIN 48	—	—	—	—	614	—	614
Adjusted balance at January 1, 2007	30,696	341	187,990	515	64,228	(106,292)	146,782
Comprehensive income:
Net income	—	—	—	—	13,155	—	13,155
Change in valuation of interest rate swap agreements, net of tax of $147	—	—	—	(256)	—	—	(256)
Other, net	—	—	—	118	—	—	118
Comprehensive income							13,017
Exercise of stock options	182	2	2,739	—	—	—	2,741
Tax benefit related to exercise of non-qualified stock options	—	—	854	—	—	—	854
Acquisition of treasury stock	(880)	—	—	—	—	(25,576)	(25,576)
Other	—	—	966	—	—	—	966
Balance at April 1, 2007	29,998	$343	$192,549	$377	$77,383	$(131,868)	$138,784

Balance at December 30, 2007	28,777	$349	$208,598	$156	$96,963	$(179,163)	$126,903
Comprehensive income:
Net income	—	—	—	—	8,625	—	8,625
Change in valuation of interest rate swap agreements, net of tax of $740	—	—	—	(1,345)	—	—	(1,345)
Other, net	—	—	—	124	—	—	124
Comprehensive income							7,404
Exercise of stock options	24	1	458	—	—	—	459
Tax benefit related to exercise of non-qualified stock options	—	—	55	—	—	—	55
Acquisition of treasury stock	(104)	—	—	—	—	(2,272)	(2,272)
Other	—	—	1,247	—	—	—	1,247
Balance at March 30, 2008	28,697	$350	$210,358	$(1,065)	$105,588	$(181,435)	$133,796

At April 1, 2007, the accumulated other comprehensive gain of $377 was comprised of unrealized foreign currency translation gains of $628 and a net unrealized gain on investments of $12, offset by a net unrealized loss on the interest rate swap agreements of $263.

At March 30, 2008, the accumulated other comprehensive loss of $1,065 was comprised of a net unrealized loss on the interest rate swap agreements of $2,645, offset by unrealized foreign currency translation gains of $1,571 and a net unrealized gain on investments of $9.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	March 30, 2008	April 1, 2007
Operating activities
Net income	$8,625	$13,155
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant closure, impairment and disposition losses	1,232	105
Provision for uncollectible accounts and notes receivable	715	788
Depreciation and amortization	8,006	7,895
Deferred income taxes	(4,217)	(2,733)
Stock-based compensation expense	1,247	966
Excess tax benefit related to exercise of non-qualified stock options	(55)	(854)
Other	163	1,199
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,044)	1,597
Inventories	2,353	847
Prepaid expenses	1,101	1,360
Other current assets	(88)	(2,182)
Other assets and liabilities	(257)	(80)
Accounts payable	(3,315)	(4,299)
Income and other taxes	8,877	7,769
Accrued expenses	(2,506)	(5,277)
Unearned franchise and development fees	(497)	(356)
Net cash provided by operating activities	20,340	19,900
Investingactivities
Purchase of property and equipment	(8,710)	(9,006)
Proceeds from sale or maturity of investments	312	268
Loans issued	(549)	(750)
Loan repayments	642	638
Acquisitions	(100)	(1,215)
Proceeds from divestitures of restaurants	—	632
Other	135	16
Net cash used in investing activities	(8,270)	(9,417)
Financing activities
Net proceeds (repayments) from line of credit facility	(15,580)	3,000
Net proceeds from short-term debt - variable interest entities	6,600	1,700
Excess tax benefit related to exercise of non-qualified stock options	55	854
Proceeds from exercise of stock options	459	2,741
Acquisition of Company common stock	(2,272)	(25,576)
Other	(131)	(489)
Net cash used in financing activities	(10,869)	(17,770)
Effect of exchange rate changes on cash and cash equivalents	118	24
Change in cash and cash equivalents	1,319	(7,263)
Cash and cash equivalents at beginning of period	8,877	12,979
Cash and cash equivalents at end of period	$10,196	$5,716

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 30, 2008

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 30, 2007.

2.              Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  We will adopt the provisions of SFAS No. 157 in two phases: (1) phase one was effective for financial assets and liabilities in our first quarter of 2008 and (2) phase two is effective for non-financial assets and liabilities for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•                  Level 1: Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of March 30, 2008 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

Financial assets:
Investments	$513	$513	$—	$—
Non-qualified deferred compensation plan	10,197	10,197	—	—

Financial liabilities:
Interest rate swaps	4,133	—	4,133	—

The adoption for non-financial assets and liabilities in fiscal 2009 could impact our future estimates of value related to long-lived and intangible assets such as our annual fair value evaluation of our United Kingdom subsidiary, Papa John’s UK (“PJUK”) and domestic Company-owned restaurants.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009. We are currently evaluating the requirements of SFAS No. 161 and have not yet determined the impact, if any, on disclosures included in our consolidated financial statements.

3.              Accounting for Variable Interest Entities

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special-purpose entity formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $39.7 million and $31.6 million of cheese from BIBP for the three months ended March 30, 2008 and April 1, 2007, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE.  We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized.  We recognized a pre-tax loss of $8.0 million ($5.2 million net of tax, or $0.18 per share) and $406,000 ($256,000 net of tax, or $0.01 per share) for the three months ended March 30, 2008 and April 1, 2007, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has a $20.0 million line of credit with a commercial bank, which is not guaranteed by Papa John’s. Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of March 30, 2008, BIBP had outstanding borrowings of $15.3 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and outstanding borrowings of $26.4 million with Papa John’s.

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s was deemed the primary beneficiary of three franchise entities as of March 30, 2008 and two franchise entities as of April 1, 2007, even though we had no ownership in them.  The three franchise entities at March 30, 2008 operate a total of thirteen restaurants with annual revenues approximating $9.0 million. Our net loan balance receivable from these entities was $600,000 at March 30, 2008, with no further funding commitments. The consolidation of these franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of March 30, 2008 and December 30, 2007:

	March 30, 2008			December 30, 2007
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total
Assets:
Cash and cash equivalents	$2,623	$162	$2,785	$1,789	$235	$2,024
Accounts receivable - Papa John’s	4,464	—	4,464	4,424	—	4,424
Other current assets	1,165	78	1,243	968	46	1,014
Net property and equipment	—	836	836	—	756	756
Goodwill	—	455	455	—	455	455
Deferred income taxes	14,144	—	14,144	11,324	—	11,324
Total assets	$22,396	$1,531	$23,927	$18,505	$1,492	$19,997

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$6,412	$416	$6,828	$9,785	$319	$10,104
Short-term debt - third party	15,300	—	15,300	8,700	—	8,700
Short-term debt - Papa John’s	26,368	576	26,944	20,538	560	21,098
Total liabilities	48,080	992	49,072	39,023	879	39,902
Stockholders’ equity (deficit)	(25,684)	539	(25,145)	(20,518)	613	(19,905)
Total liabilities and stockholders’ equity (deficit)	$22,396	$1,531	$23,927	$18,505	$1,492	$19,997

4.              Debt

Our debt is comprised of the following (in thousands):

	March 30,	December 30,
	2008	2007
Revolving line of credit	$118,421	$134,000
Debt associated with VIEs*	15,300	8,700
Other	5	6
Total debt	133,726	142,706
Less: current portion of debt	(15,300)	(8,700)
Long-term debt	$118,426	$134,006

*        The VIEs’ third-party creditors do not have any recourse to Papa John’s.

5.     Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share — assuming dilution are as follows (in thousands, except per share data):

	Three Months Ended
	March 30,	April 1,
	2008	2007
Basic earnings per common share:
Net income	$8,625	$13,155
Weighted average shares outstanding	28,700	30,064
Basic earnings per common share	$0.30	$0.44

Earnings per common share - assuming dilution:
Net income	$8,625	$13,155

Weighted average shares outstanding	28,700	30,064
Dilutive effect of outstanding common stock options	185	499
Diluted weighted average shares outstanding	28,885	30,563
Earnings per common share - assuming dilution	$0.30	$0.43

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

Our segment information is as follows:

	Three Months Ended
(In thousands)	March 30, 2008	April 1, 2007
Revenues from external customers:
Domestic Company-owned restaurants	$138,855	122,044
Domestic commissaries	106,047	100,199
Domestic franchising	16,365	15,214
International	8,853	6,989
Variable interest entities (1)	2,040	1,687
All others	16,845	14,491
Total revenues from external customers	$289,005	$260,624

Intersegment revenues:
Domestic commissaries	$36,225	$30,845
Domestic franchising	466	339
International	301	157
Variable interest entities(1)	39,661	31,587
All others	4,109	3,968
Total intersegment revenues	$80,762	$66,896

Income (loss) before income taxes:
Domestic Company-owned restaurants	$7,798	$8,215
Domestic commissaries	8,433	10,014
Domestic franchising	14,472	13,043
International	(1,739)	(2,320)
Variable interest entities (2)	(7,951)	(406)
All others	2,525	1,045
Unallocated corporate expenses	(9,219)	(8,295)
Elimination of intersegment profits	(718)	(583)
Total income before income taxes	$13,601	$20,713

Property and equipment:
Domestic Company-owned restaurants	$163,580
Domestic commissaries	77,286
International	8,487
Variable interest entities	1,784
All others	23,628
Unallocated corporate assets	138,185
Accumulated depreciation and amortization	(215,382)
Net property and equipment	$197,568

(1)          The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities are attributable to BIBP.

(2)          Represents BIBP’s operating income (loss), net of minority interest income for each year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At March 30, 2008, there were 3,238 Papa John’s restaurants (665 Company-owned and 2,573 franchised) operating in all 50 states and 28 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas and make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations:

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

The recoverability of indefinite-lived intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the fair value derived from discounted expected cash flows of the reporting unit to its carrying value. We purchased 118 domestic restaurants during 2007 and 2006 in several markets, which resulted in recording $41.7 million of goodwill. If our plans for increased sales, unit growth and profitability of these restaurants are not met, future impairment charges could occur.

At March 30, 2008, our United Kingdom subsidiary, Papa John’s UK (“PJUK”), had goodwill of approximately $17.2 million. In addition to the sale of the Perfect Pizza operations, which occurred in March 2006, we have restructured management and developed plans for PJUK to improve its future operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom and increase net PJUK franchise unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives are not successful, impairment charges could occur.

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

From October 2000 through September 2004, our captive insurance company, which provided insurance to our franchisees, was self-insured. In October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this arrangement eliminates our risk of loss for franchise insurance coverage written after September 2004. Our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from the inception of the captive insurance company in October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon periodic actuarial valuations.

Deferred Income Tax Assets and Tax Reserves

Papa John’s is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining Papa John’s provision for income taxes and the related assets and liabilities. Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes.  As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize.

As of March 30, 2008, we had a net deferred income tax asset balance of $24.5 million, of which approximately $14.1 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

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

Consolidation of BIBP Commodities, Inc. as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we consolidate the financial results of BIBP since we qualify as the primary beneficiary, as defined by FIN 46, of BIBP. We recognized a pre-tax loss of $8.0 million for the three months ended March 30, 2008 and a pre-tax loss of $406,000 for the three months ended April 1, 2007 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices, but BIBP’s operating results are not expected to be cumulatively significant over time. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  We will adopt the provisions of SFAS No. 157 in two phases: (1) phase one was effective for financial assets and liabilities in our first quarter of 2008 and (2) phase two is effective for non-financial assets and liabilities for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•                  Level 1: Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of March 30, 2008 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

Financial assets:
Investments	$513	$513	$—	$—
Non-qualified deferred compensation plan	10,197	10,197	—	—

Financial liabilities:
Interest rate swaps	4,133	—	4,133	—

The adoption for non-financial assets and liabilities in fiscal 2009 could impact our future estimates of value related to long-lived and intangible assets such as our annual fair value evaluation of our United Kingdom subsidiary, Papa John’s UK (“PJUK”) and domestic Company-owned restaurants.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009. We are currently evaluating the requirements of SFAS No. 161 and have not yet determined the impact, if any, on disclosures included in our consolidated financial statements.

Restaurant Progression:

	Three Months Ended
	March 30, 2008	April 1, 2007

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	648	577
Opened	4	4
Closed	(5)	—
Acquired from franchisees	1	6
Sold to franchisees	—	(1)
End of period	648	586
International Company-owned:
Beginning of period	14	11
Opened	3	—
Sold to franchisees	—	(3)
End of period	17	8
U.S. franchised:
Beginning of period	2,112	2,080
Opened	22	22
Closed	(11)	(11)
Acquired from Company	—	1
Sold to Company	(1)	(6)
End of period	2,122	2,086
International franchised:
Beginning of period	434	347
Opened	19	18
Closed	(2)	(4)
Acquired from Company	—	3
End of period	451	364
Total restaurants - end of period	3,238	3,044

Results of Operations

Variable Interest Entities

As required by FIN 46, our operating results include BIBP’s operating results.  The consolidation of BIBP had a significant impact on our operating results for the three months ended March 30, 2008 and for the full year of 2007, and is expected to have a significant impact on our future operating results, including the full year of 2008, and income statement presentation as described below.

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

In addition, Papa John’s has extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. We consolidated the financial results of three franchise entities operating a total of thirteen restaurants with annual sales approximating $9.0 million for the three months ended March 30, 2008 and two franchise entities operating a total of seven restaurants with annual sales approximating $5.5 million for the three months ended April 1, 2007.

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the three months ended March 30, 2008 and April 1, 2007 (in thousands):

	Three Months Ended			Three Months Ended
	March 30, 2008			April 1, 2007
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$2,040	$2,040	$—	$1,688	$1,688
BIBP sales	39,661	—	39,661	31,587	—	31,587
Total revenues	39,661	2,040	41,701	31,587	1,688	33,275

Operating expenses	47,075	1,942	49,017	31,946	1,501	33,447
General and administrative expenses	23	82	105	25	52	77
Other general expense	—	3	3	—	122	122
Depreciation and amortization	—	13	13	—	13	13
Total costs and expenses	47,098	2,040	49,138	31,971	1,688	33,659
Operating loss	(7,437)	—	(7,437)	(384)	—	(384)
Interest expense	(514)	—	(514)	(22)	—	(22)
Loss before income taxes	$(7,951)	$—	$(7,951)	$(406)	$—	$(406)

Non-GAAP Measures

The financial information we present in this report excluding the impact of the consolidation of BIBP are not measures that are defined in accordance with accounting principles generally accepted in the United States (“GAAP”). These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. We believe the financial information excluding the impact of the consolidation of BIBP is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. We analyze our business performance and trends excluding the impact of the consolidation of BIBP because the results of BIBP are not indicative of our principal operating activities. In addition, annual cash bonuses, and certain long-term incentive programs for various levels of management, are based on financial measures that exclude BIBP. We believe these non-GAAP measures provide a more consistent view of performance than the closest GAAP equivalent for management and investors. We compensate for this by using these measures in combination with the GAAP measures. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Summary of Operating Results

Total revenues were $289.0 million for the first quarter of 2008, representing an increase of 10.9% from revenues of $260.6 million for the same period in 2007. The increase of $28.4 million in revenues is due to the following:

•                  Domestic Company-owned restaurant revenues increased $16.8 million, or 13.8%, reflecting an increase in comparable sales results of 2.6% and an 11.2% increase in equivalent units due to the acquisition of 55 domestic restaurants during the last nine months of 2007. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

•                  Franchise royalties increased $1.0 million, primarily due to the increase in royalty rate from 4.0% to 4.25% for the majority of domestic franchise restaurants effective at the beginning of 2008.

•                  Domestic commissaries revenues increased $5.8 million due to increases in the price of certain commodities, primarily cheese. The commissary charges a fixed dollar mark-up on its cost of cheese, based upon the 40 lb. cheddar block price, that increased from $1.34 per pound in the first quarter of 2007 to $1.61 per pound in the first quarter of 2008, or a 20.1% increase.

•                  Other sales increased $2.4 million, primarily from expanded commercial volumes at our print and promotions subsidiary, Preferred Marketing Solutions, Inc.

•                  International revenues increased $1.9 million, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the past year.

Our income before income taxes totaled $13.6 million for the first quarter of 2008, compared to $20.7 million for the same period in 2007 as summarized in the following table on an operating segment basis (in thousands):

	Three Months Ended
	March 30,	April 1,
	2008	2007

Domestic Company-owned restaurants	$7,798	$8,215
Domestic commissaries	8,433	10,014
Domestic franchising	14,472	13,043
International	(1,739)	(2,320)
All others	2,525	1,045
Unallocated corporate expenses	(9,219)	(8,295)
Elimination of intersegment profits	(718)	(583)
Income before income taxes, excluding variable interest entities	21,552	21,119
Variable interest entities	(7,951)	(406)
Total income before income taxes	$13,601	$20,713

Excluding the impact of the consolidation of BIBP (a pre-tax loss of $8.0 million or $0.18 per diluted share in 2008 and a pre-tax loss of approximately $406,000 or $0.01 per diluted share in 2007), first quarter 2008 income before taxes was $21.6 million, or a $400,000 increase over the 2007 comparable results. The increase of $400,000 (excluding the consolidation of BIBP) was principally due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income was $7.8 million for the three-month period ended March 30, 2008, as compared to $8.2 million for the same period in 2007. The 2008 operating results include a $1.2 million charge for the loss on the anticipated sale of 27 restaurants in two company-owned markets and the costs associated with the closing of five restaurants during the quarter, compared to a charge of approximately $100,000 in the prior year. Excluding the incremental $1.1 million charge, domestic Company-owned restaurants’ operating income improved approximately $700,000 in the first quarter of 2008 as compared to the corresponding quarter in 2007. The improvement in operating results occurred primarily due to the operating income earned from the 55 restaurants acquired during the last nine months of 2007. Restaurant operating margin as a percent of sales slightly decreased primarily due to increased commodity costs.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income decreased approximately $1.6 million for the three months ended March 30, 2008, as compared to the corresponding period in 2007, primarily due to a 1.9% reduction in gross margin resulting from increases in the cost of certain commodities that were not passed along via price increases to domestic restaurants, and an increase in other operating expenses of $500,000, as compared to the corresponding 2007 period, reflecting an increase in distribution costs due to higher fuel prices.

•                  Domestic Franchising Segment. Domestic franchising operating income increased $1.5 million, to $14.5 million for the three months ended March 30, 2008, from $13.0 million in the prior comparable period. The increase was primarily the result of the 0.25% increase in our royalty rate implemented at the beginning of 2008 (the royalty rate for the majority of domestic franchisees is 4.25% in 2008 as compared to 4.0% in 2007). The increase in the royalty rate was a part of the franchise agreement renewal program announced in the fourth quarter of 2007, which was completed during the first quarter of 2008 with over 95% of our domestic franchisees renewing under the new form of agreement. Our equivalent franchise units were relatively consistent with the corresponding 2007 quarter as net unit openings offset the previously mentioned acquisition of 55 restaurants by the Company during the last nine months of 2007.

•                  International Segment. The international segment reported an operating loss of $1.7 million for the three months ended March 30, 2008, which was a $600,000 improvement as compared to the prior year loss of $2.3 million. The improvement reflects leverage on the international organizational structure from increased revenues due to growth in number of units and unit volumes.

•                  All Others Segment. The operating income for the “All others” reporting segment increased approximately $1.5 million for the three months ended March 30, 2008, as compared to the corresponding 2007 period. The increase is primarily due to an improvement in operating results of our print and promotions subsidiary, Preferred Marketing Solutions, Inc., resulting from increased commercial sales and related margin improvement.

•                  Unallocated Corporate Segment.  Unallocated corporate expenses increased $924,000 for the three months ended March 30, 2008, as compared to the first quarter of 2007. The components of the unallocated corporate expenses were as follows:

	First Quarter
	Mar. 30,	Apr. 1,	Increase
	2008	2007	(decrease)

General and administrative	$6,149	$4,885	$1,264
Net interest	1,172	1,292	(120)
Depreciation	1,798	1,726	72
Contributions to the Marketing Fund	75	400	(325)
Other expense (income)	25	(8)	33
Total unallocated corporate expenses	$9,219	$8,295	$924

The increase in unallocated general and administrative costs was primarily due to severance-related costs and increases in expenses related to employee benefits, including health insurance and deferred compensation program costs. Management incentive costs were relatively consistent year-over-year.

Diluted earnings per share was $0.30 (including an $0.18 per share loss from the consolidation of BIBP) in the first quarter of 2008, compared to $0.43 (including a $0.01 per share loss from the consolidation of BIBP) in the first quarter of 2007. The share repurchase activity during the first quarter of 2008 had almost no impact on earnings per share ($0.01 impact excluding BIBP).

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $138.9 million for the three months ended March 30, 2008, compared to $122.0 million for the same period in 2007.  The increase of $16.8 million, or 13.8%, is due to an increase in equivalent Company-owned units of 11.2%, reflecting the acquisition of 55 restaurants during the last nine months of 2007, and an increase in comparable sales of 2.6% for the three months ended March 30, 2008.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans. Revenues from these restaurants totaled $2.0 million for the three months ended March 30, 2008, as compared to $1.7 million for the corresponding period in 2007. During the third quarter of 2007, we began consolidating an entity with five restaurants and $2.4 million in annual revenues as a result of loans provided to this franchisee. We have no further lending commitments to these franchisees.

Domestic franchise sales for the first quarter of 2008 increased 1.5% to $381.9 million from $376.3 million for the same period in 2007, primarily resulting from a 1.4% increase in comparable sales. Domestic franchise royalties were $15.4 million for the first quarter of 2008, a 6.9% increase, from $14.5 million for the comparable period in 2007. The increase was primarily due to an increase in the royalty rate from 4.0% to 4.25% for the majority of domestic franchise restaurants effective at the beginning of 2008.

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

The comparable sales base and average weekly sales for 2008 and 2007 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	March 30, 2008		April 1, 2007
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	648	2,122	586	2,086
Equivalent units	644	2,053	580	2,042
Comparable sales base units	615	1,919	556	1,938
Comparable sales base percentage	95.5%	93.5%	95.9%	94.9%
Average weekly sales - comparable units	$16,803	$14,457	$16,439	$14,275
Average weekly sales - traditional non-comparable units	$12,535	$11,548	$10,895	$11,626
Average weekly sales - non-traditional non-comparable units	$7,484	$17,634	$8,138	$18,554
Average weekly sales - total non-comparable units	$11,884	$12,151	$10,454	$12,394
Average weekly sales - all units	$16,585	$14,305	$16,191	$14,180

Domestic franchise and development fees were approximately $900,000 in the first quarter of 2008, including approximately $500,000 associated with the completion of the franchise renewal program. In addition, we recognized approximately $100,000 in development cancellation, extension and transfer fees during the first quarter of 2008. Domestic franchise and development fees were approximately $800,000 in the first quarter of 2007, including $200,000 recognized upon development cancellation or franchise renewal and transfer. There were 22 domestic franchise restaurant openings in both the first quarter of 2008 and 2007.  The decrease in fees, exclusive of cancellation, renewal and transfer fees, was the result of fee reductions granted to certain franchisees in underpenetrated markets.

Domestic commissary sales increased 5.8% to $106.0 million for the first quarter of 2008, from $100.2 million in the comparable 2007 period, reflecting an increase in the price of certain commodities, primarily cheese. Our commissaries charge a fixed dollar mark-up on the cost of cheese, which increased to $1.61 per pound in the first quarter of 2008, from $1.34 per pound in the first quarter of 2007. Other sales increased to $16.8 million for the first quarter of 2008 from $14.5 million for the comparable period in 2007, primarily from expanded commercial volumes at our print and promotions operations.

Our PJUK operations, denominated in British Pounds Sterling and converted to U.S. dollars, represent approximately 58% of international revenues in 2008, compared to 62% in 2007. International revenues were $8.9 million for the first quarter of 2008, compared to $7.0 million for the comparable period in 2007, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the past year.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 18.9% in the first quarter of 2008 compared to 20.8% for the same period in 2007.  Excluding the impact of consolidating BIBP, the restaurant operating margin decreased 1.0% to 20.2% in the first quarter of 2008 from 21.2% in the same quarter of the prior year, consisting of the following differences:

•                  Cost of sales increased 1.2% primarily due to an increase in commodities (principally cheese and wheat).

•                  Salaries and benefits were 0.3% lower as a percentage of sales in the first quarter of 2008, compared to the first quarter of 2007, as a higher sales base offset labor increases experienced during the last half of 2007.

•                  Advertising and related costs as a percentage of sales were 0.2% higher in the first quarter of 2008 as compared to the first quarter of 2007.

•                  Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.1% lower for the first quarter of 2008, as compared to the first quarter of 2007.

Domestic commissary and other margin was 10.1% in the first quarter of 2008, compared to 11.4% for the same period in 2007. Cost of sales was 73.2% of revenues in the first quarter of 2008, compared to 71.3% for the same period in 2007. Cost of sales increased due to increases in the cost of certain commodities that were not passed along via price increases to domestic restaurants and due to the previously mentioned fixed dollar markup on the cost of cheese. Given the current commodity cost environment, we chose to mitigate commodity cost increases at domestic restaurants by supporting the entire domestic system via reduced commissary margins. Salaries and benefits were $9.0 million in the first quarter of 2008, which was relatively consistent with the prior comparable period. Other operating expenses increased approximately $500,000 in the first quarter of 2008, as compared to the prior comparable period, reflecting an increase in distribution costs due to higher fuel prices.

The loss from the franchise cheese-purchasing program, net of minority interest, was $5.6 million during the first quarter of 2008, compared to income of $99,000 for the corresponding quarter in 2007. These results only represent the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was a loss of $8.0 million in the first quarter of 2008, compared to a loss of approximately $406,000 in the same period of 2007.

General and administrative expenses were $27.2 million or 9.4% of revenues for 2008, as compared to $25.4 million or 9.7% of revenues in the same period of 2007. The increase of $1.8 million in 2008, as compared to the prior comparable period, is primarily due to severance-related costs, increases in expenses related to employee benefits, including health insurance and deferred compensation program costs, and increases in salaries and bonuses at our domestic restaurants due to an increased number of units.

Minority interests and other general expenses reflected net expense of $2.8 million in the first quarter of 2008 compared to $1.9 million for the comparable period in 2007 as detailed below (in thousands):

	March 30,	April 1,	Increase
	2008	2007	(Decrease)

Minority interests income	$547	$587	$(40)
Restaurant impairment and closure reserves (a)	1,232	105	1,127
Disposition and valuation-related costs of other assets	413	368	45
Provision for uncollectible accounts and notes receivable	326	456	(130)
Pre-opening costs	43	58	(15)
Other	196	363	(167)
Total minority interests and other general expenses	$2,757	$1,937	$820

(a)          First quarter of 2008 includes an impairment charge associated with the loss on the anticipated sale of 27 restaurants in two markets and costs associated with the closing of five restaurants during the quarter.

Depreciation and amortization was $8.0 million (2.8% of revenues) for the first quarter of 2008 as compared to $7.9 million (3.0% of revenues) for the comparable period in 2007. The increase in depreciation expense is principally due to the acquisition of 55 restaurants during the last nine months of 2007 and capital additions we have made within our restaurant operations.

Net interest. Net interest expense was $1.6 million in the first quarter of 2008 as compared to $1.2 million in 2007. The increase in net interest expense reflects the increase in our average outstanding debt balance resulting from our share repurchase program and restaurant acquisitions during 2007.

Income Tax Expense.  The effective income tax rate was 36.6% for the first quarter of 2008 and 36.5% for the same period in 2007.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	March 30,	December 30,
	2008	2007

Revolving line of credit	$118,421	$134,000
Debt associated with VIEs*	15,300	8,700
Other	5	6
Total debt	133,726	142,706
Less: current portion of debt	(15,300)	(8,700)
Long-term debt	$118,426	$134,006

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

Cash flow from operating activities was $20.3 million in the first three months of 2008 compared to $19.9 million for the same period in 2007. The consolidation of BIBP decreased cash flow from operations by approximately $8.0 million and $400,000 in the first quarters of 2008 and 2007, respectively (as reflected in the income from operations and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of the consolidation of BIBP, cash flow from operating activities was $28.3 million in the first quarter of 2008 and $20.3 million in the first quarter of 2007. The $8.0 million increase, excluding the consolidation of BIBP, was primarily due to an improvement in working capital, including inventories, income and other taxes, accrued expenses and accounts payable.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. In addition, we have a common stock repurchase program. During the three months ended March 30, 2008, common stock repurchases of $2.3 million and capital expenditures of $8.7 million were funded primarily by cash flow from operations and from available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of $50.0 million of our common stock during 2008. We repurchased approximately 104,000 shares of our common stock at an average price of $21.74 per share, or a total of $2.3 million, during the first quarter of 2008. Subsequent to March 30, 2008 (through April 30, 2008), we acquired an additional 234,000 shares at an aggregate cost of $6.0 million. As of April 30, 2008, approximately $41.7 million remains available for repurchase of common stock under this authorization.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock for the remainder of 2008 from operating cash flows and the $36.2 million remaining availability under our line of credit, reduced for certain outstanding letters of credit.

Forward-Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to: the uncertainties associated with litigation; changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions; increases in or sustained high cost levels of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers, if needed; health- or disease-related disruptions or consumer concerns about commodities supplies; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; local governmental agencies’ restrictions on the sale of certain food products; higher-than-anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; franchisee relations; the possibility of impairment charges if PJUK or recently acquired restaurants perform below our expectations; our PJUK operations remain contingently liable for payment under certain lease arrangements with a total value of approximately $10.0 million associated with the sold Perfect Pizza operations; federal and state laws governing such matters as wages, benefits, working conditions, citizenship requirements and overtime, including legislation to further increase the federal and state minimum wage; and labor shortages in various markets resulting in higher required wage rates. In recent months, the credit markets have experienced instability. Our franchisees may experience difficulty in obtaining adequate financing and thus our growth strategy and franchise revenues may be adversely affected. The above factors might be especially harmful to the financial viability of franchisees or Company-owned operations in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Additionally, domestic franchisees are only required to purchase seasoned sauce and dough from our quality control centers (“QC Centers”) and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our QC Centers. Our international operations are subject to additional factors, including political and health conditions in the countries in which the Company or its franchisees operate; currency regulations and fluctuations; differing business and social cultures and consumer preferences; diverse government regulations and structures; ability to source high-quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees.  See “Part I. Item 1A. - Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 30, 2007 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at March 30, 2008 was principally comprised of a $118.4 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels.

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

The effective interest rate on the line of credit, including the impact of the two interest rate swap agreements, was 5.1% as of March 30, 2008. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of March 30, 2008, as mitigated by the interest rate swap agreements based on present interest rates, would increase interest expense approximately $300,000. The annual impact of a 100 basis point increase in interest rates on the debt associated with BIBP would be $200,000.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our first quarter 2008 operating results (no significant impact on first quarter 2007 operating results) and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the first quarter of 2009 (based on the April 30, 2008 Chicago Mercantile Exchange (CME) milk futures market prices) and the actual prices in 2008 and 2007 to date:

	2009				2008				2007
	BIBP		Actual		BIBP		Actual		BIBP	Actual
	Block Price		Block Price		Block Price		Block Price		Block Price	Block Price

Quarter 1	$1.903	*	$1.890	*	$1.608		$1.904		$1.344	$1.341
Quarter 2	N/A		N/A		1.754		1.898	*	1.379	1.684
Quarter 3	N/A		N/A		2.017	*	1.980	*	1.497	1.969
Quarter 4	N/A		N/A		1.968	*	1.942	*	1.564	1.982
Full Year	N/A		N/A		$1.837	*	$1.931	*	$1.446	$1.744

*        amounts are estimates based on futures prices

N/A - not available

The following table presents the 2007 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2007
Quarter 1	$(406)
Quarter 2	(8,257)
Quarter 3	(10,707)
Quarter 4	(12,339)
Full Year	$(31,709)

Additionally, based on the CME milk futures market prices as of April 30, 2008, and the actual second quarter and projected third and fourth quarters of 2008 and first quarter of 2009, cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to decrease our pre-tax income as follows (in thousands):

Quarter 1 — 2008	$(7,951)
Quarter 2 — 2008	(3,562	)*
Quarter 3 — 2008	900	*
Quarter 4 — 2008	674	*
Full Year — 2008	$(9,939	)*

Quarter 1 — 2009	$329	*

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

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“1934 Act”)), as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this quarterly report.

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

Item 1.A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for our 2007 fiscal year could materially affect the Company’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $725.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 28, 2008. Through March 30, 2008, a total of 40.9 million shares with an aggregate cost of $677.3 million and an average price of $16.56 per share have been repurchased under this program. The following table summarizes our repurchases by fiscal period during the first three months of 2008 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total		Average	of Shares	Value of Shares
	Number		Price	Purchased as	that May Yet Be
	of Shares		Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased		Share	Plans or Programs	Plans or Programs

12/31/2007 - 01/27/2008	104		$21.74	40,893	$47,700
01/28/2008 - 02/24/2008	—	*	$0.00	40,893	$47,700
02/25/2008 - 03/30/2008	—	*	$0.00	40,893	$47,700

*There were no share repurchases during this period.

On March 31, 2008, we adopted a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through our Rule 10b5-1 trading plan or otherwise. We may terminate the Rule 10b5-1 trading plan at any time.

Item 6.  Exhibits

Exhibit Number	Description

10.1

Papa John’s International, Inc. Deferred Compensation Plan. Exhibit 4.4 to our Registration Statement on Form S-8 (Registration No. 333-149468) dated February 29, 2008 is incorporated herein by reference.

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

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 6, 2008	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer