Form 10-Q
period 2008-06-29
PAPA JOHNS INTERNATIONAL INC
filed 2008-08-05
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2008

OR

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-21660

PAPA JOHN’S INTERNATIONAL, INC.

Exact name of registrant as specified in its charter)

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

At July 30, 2008, there were outstanding 28,103,498 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	June 29, 2008	December 30, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$8,356	$8,877
Accounts receivable	23,427	22,539
Inventories	16,981	18,806
Prepaid expenses	9,685	10,711
Other current assets	6,087	5,581
Assets held for sale	4,450	—
Deferred income taxes	8,430	7,147
Total current assets	77,416	73,661
Investments	855	825
Net property and equipment	196,689	198,957
Notes receivable	11,597	11,804
Deferred income taxes	18,400	12,384
Goodwill	83,194	86,505
Other assets	17,255	17,681
Total assets	$405,406	$401,817

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,450	$31,157
Income and other taxes	12,570	10,866
Accrued expenses	54,923	56,466
Current portion of debt	12,225	8,700
Total current liabilities	111,168	107,189
Unearned franchise and development fees	5,791	6,284
Long-term debt, net of current portion	135,195	134,006
Other long-term liabilities	26,810	27,435
Stockholders’ equity:
Preferred stock	—	—
Common stock	350	349
Additional paid-in capital	212,246	208,598
Accumulated other comprehensive income	60	156
Retained earnings	113,236	96,963
Treasury stock	(199,450)	(179,163)
Total stockholders’ equity	126,442	126,903
Total liabilities and stockholders’ equity	$405,406	$401,817

Note: The balance sheet at December 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Domestic revenues:
Company-owned restaurant sales	$133,815	$119,633	$272,670	$241,677
Variable interest entities restaurant sales	2,239	1,602	4,279	3,289
Franchise royalties	14,759	13,746	30,204	28,198
Franchise and development fees	247	541	1,167	1,303
Commissary sales	106,321	96,224	212,368	196,423
Other sales	16,434	17,355	33,279	31,846
International revenues:
Royalties and franchise and development fees	3,108	2,223	6,128	4,671
Restaurant and commissary sales	6,485	4,932	12,318	9,473
Total revenues	283,408	256,256	572,413	516,880
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	30,803	25,829	62,375	50,917
Salaries and benefits	40,050	35,928	81,610	72,872
Advertising and related costs	11,913	11,159	24,610	22,062
Occupancy costs	8,540	7,520	17,011	14,809
Other operating expenses	18,072	16,411	36,379	32,804
Total domestic Company-owned restaurant expenses	109,378	96,847	221,985	193,464
Variable interest entities restaurant expenses	1,987	1,352	3,780	2,731
Domestic commissary and other expenses:
Cost of sales	89,976	80,944	179,982	162,719
Salaries and benefits	9,127	9,006	18,092	17,804
Other operating expenses	12,112	11,147	23,644	22,145
Total domestic commissary and other expenses	111,215	101,097	221,718	202,668
Loss from the franchise cheese-purchasing program, net of minority interest	4,364	6,277	9,922	6,178
International operating expenses	5,818	4,426	11,158	8,464
General and administrative expenses	27,237	25,221	54,451	50,621
Minority interests and other general expenses	1,198	999	3,955	2,936
Depreciation and amortization	8,404	7,589	16,410	15,484
Total costs and expenses	269,601	243,808	543,379	482,546
Operating income	13,807	12,448	29,034	34,334
Investment income	181	368	447	721
Interest expense	(1,802)	(1,706)	(3,694)	(3,232)
Income before income taxes	12,186	11,110	25,787	31,823
Income tax expense	4,538	4,101	9,514	11,659
Net income	$7,648	$7,009	$16,273	$20,164

Basic earnings per common share	$0.27	$0.23	$0.57	$0.67
Earnings per common share - assuming dilution	$0.27	$0.23	$0.57	$0.66

Basic weighted average shares outstanding	28,372	30,054	28,536	30,059
Diluted weighted average shares outstanding	28,705	30,600	28,754	30,623

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
	Common		Additional	Other			Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2006	30,696	$341	$187,990	$515	$63,614	$(106,292)	$146,168
Cumulative effect of adoption of FIN 48	—	—	—	—	614	—	614
Adjusted balance at January 1, 2007	30,696	341	187,990	515	64,228	(106,292)	146,782
Comprehensive income:
Net income	—	—	—	—	20,164	—	20,164
Change in valuation of interest rate swap agreements, net of tax of $209	—	—	—	363	—	—	363
Other, net	—	—	—	320	—	—	320
Comprehensive income							20,847
Exercise of stock options	647	6	10,317	—	—	—	10,323
Tax benefit related to exercise of non-qualified stock options	—	—	3,025	—	—	—	3,025
Acquisition of treasury stock	(1,223)	—	—	—	—	(35,827)	(35,827)
Other	—	—	1,855	—	—	—	1,855
Balance at July 1, 2007	30,120	$347	$203,187	$1,198	$84,392	$(142,119)	$147,005

Balance at December 30, 2007	28,777	$349	$208,598	$156	$96,963	$(179,163)	$126,903
Comprehensive income:
Net income	—	—	—	—	16,273	—	16,273
Change in valuation of interest rate swap agreements, net of tax of $113	—	—	—	(229)	—	—	(229)
Other, net	—	—	—	133	—	—	133
Comprehensive income							16,177
Exercise of stock options	50	1	964	—	—	—	965
Tax benefit related to exercise of non-qualified stock options	—	—	117	—	—	—	117
Acquisition of treasury stock	(768)	—	—	—	—	(20,287)	(20,287)
Other	—	—	2,567	—	—	—	2,567
Balance at June 29, 2008	28,059	$350	$212,246	$60	$113,236	$(199,450)	$126,442

At July 1, 2007, the accumulated other comprehensive gain of $1,198 was comprised of unrealized foreign currency translation gains of $1,419, a net unrealized gain on investments of $5 and a net unrealized gain on the interest rate swap agreements of $358, partially offset by a $584 pension liability for PJUK.

At June 29, 2008, the accumulated other comprehensive gain of $60 was comprised of unrealized foreign currency translation gains of $1,588, offset by a net unrealized loss on the interest rate swap agreements of $1,528.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007
Operating activities
Net income	$16,273	$20,164
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant closure, impairment and disposition losses (gains)	1,167	(434)
Provision for uncollectible accounts and notes receivable	1,264	1,034
Depreciation and amortization	16,410	15,484
Deferred income taxes	(7,178)	(5,709)
Stock-based compensation expense	2,567	1,855
Excess tax benefit related to exercise of non-qualified stock options	(117)	(3,025)
Other	137	3,694
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,251)	1,048
Inventories	1,825	1,785
Prepaid expenses	1,026	(1,723)
Other current assets	(256)	908
Other assets and liabilities	(1,233)	(892)
Accounts payable	293	(2,437)
Income and other taxes	1,704	(1,228)
Accrued expenses	(1,885)	(3,929)
Unearned franchise and development fees	(494)	(351)
Net cash provided by operating activities	29,252	26,244
Investing activities
Purchase of property and equipment	(16,010)	(16,433)
Purchase of investments	(437)	—
Proceeds from sale or maturity of investments	407	671
Loans issued	(681)	(4,263)
Loan repayments	1,078	2,029
Acquisitions	(100)	(8,615)
Proceeds from divestitures of restaurants	—	632
Other	156	27
Net cash used in investing activities	(15,587)	(25,952)
Financing activities
Net proceeds from line of credit facility	1,102	19,500
Net proceeds from short-term debt - variable interest entities	3,525	10,250
Excess tax benefit related to exercise of non-qualified stock options	117	3,025
Proceeds from exercise of stock options	965	10,323
Acquisition of Company common stock	(20,287)	(35,827)
Other	339	(675)
Net cash (used in) provided by financing activities	(14,239)	6,596
Effect of exchange rate changes on cash and cash equivalents	53	66
Change in cash and cash equivalents	(521)	6,954
Cash and cash equivalents at beginning of period	8,877	12,979
Cash and cash equivalents at end of period	$8,356	$19,933

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 29, 2008

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 30, 2007.

2.              Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  We will adopt the provisions of SFAS No. 157 in two phases: (1) phase one was effective for financial assets and liabilities in our first quarter of 2008 and (2) phase two is effective for non-financial assets and liabilities for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009. The adoption of phase one during the first quarter of 2008 did not have a significant impact on our financial statements.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•                  Level 1: Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2008 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

Financial assets:
Investments	$855	$855	$—	$—
Non-qualified deferred compensation plan	10,985	10,985	—	—

Financial liabilities:
Interest rate swaps	2,390	—	2,390	—

The adoption for non-financial assets and liabilities in fiscal 2009 could impact our future estimates of value related to long-lived and intangible assets such as our annual fair value evaluation of our United Kingdom subsidiary, Papa John’s UK (“PJUK”) and domestic Company-owned restaurants.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special-purpose entity formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $40.6 million and $80.2 million of cheese from BIBP for the three and six months ended June 29, 2008, respectively, and $29.4 million and $61.0 million of cheese for the comparable periods in 2007, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE.  We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized.

We recognized pre-tax losses of $6.3 million ($4.1 million net of tax, or $0.14 per share) and $14.3 million ($9.3 million net of tax, or $0.32 per share) for the three months and six months ended June 29, 2008, respectively, and pre-tax losses of $8.3 million ($5.3 million net of tax, or $0.17 per share) and $8.7 million ($5.5 million net of tax, or $0.18 per share) for the three and six months ended July 1, 2007, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

BIBP has a $20.0 million line of credit with a commercial bank, which is not guaranteed by Papa John’s. Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of June 29, 2008, BIBP had outstanding borrowings of $12.2 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility.  In addition, as of June 29, 2008, BIBP had outstanding borrowings of $34.1 million with Papa John’s (the $34.1 million outstanding balance under the Papa John’s line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s).

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s was deemed the primary beneficiary of three franchise entities as of June 29, 2008 and two franchise entities as of July 1, 2007, even though we had no ownership in them.  The three franchise entities at June 29, 2008 operated a total of thirteen restaurants with annual revenues approximating $9.0 million. Our net loan balance receivable from these entities was $584,000 at June 29, 2008, with no further funding commitments. The consolidation of these franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of June 29, 2008 and December 30, 2007:

	June 29, 2008			December 30, 2007
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$947	$78	$1,025	$1,789	$235	$2,024
Accounts receivable - Papa John’s	4,979	—	4,979	4,424	—	4,424
Other current assets	1,156	35	1,191	968	46	1,014
Investments	437	—	437	—	—	—
Net property and equipment	—	881	881	—	756	756
Goodwill	—	455	455	—	455	455
Deferred income taxes	16,355	—	16,355	11,324	—	11,324
Total assets	$23,874	$1,449	$25,323	$18,505	$1,492	$19,997

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$7,361	$362	$7,723	$9,785	$319	$10,104
Short-term debt - third party	12,225	—	12,225	8,700	—	8,700
Short-term debt - Papa John’s	34,077	584	34,661	20,538	560	21,098
Total liabilities	53,663	946	54,609	39,023	879	39,902
Stockholders’ equity (deficit)	(29,789)	503	(29,286)	(20,518)	613	(19,905)
Total liabilities and stockholders’ equity (deficit)	$23,874	$1,449	$25,323	$18,505	$1,492	$19,997

4.              Debt

Our debt is comprised of the following (in thousands):

	June 29,	December 30,
	2008	2007

Revolving line of credit	$135,101	$134,000
Debt associated with VIEs *	12,225	8,700
Other	94	6
Total debt	147,420	142,706
Less: current portion of debt	(12,225)	(8,700)
Long-term debt	$135,195	$134,006

*The VIEs’ third-party creditors do not have any recourse to Papa John’s.

5.  Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Basic earnings per common share:
Net income	$7,648	$7,009	$16,273	$20,164
Weighted average shares outstanding	28,372	30,054	28,536	30,059
Basic earnings per common share	$0.27	$0.23	$0.57	$0.67

Earnings per common share - assuming dilution:
Net income	$7,648	$7,009	$16,273	$20,164

Weighted average shares outstanding	28,372	30,054	28,536	30,059
Dilutive effect of outstanding stock compensation awards	333	546	218	564
Diluted weighted average shares outstanding	28,705	30,600	28,754	30,623
Earnings per common share - assuming dilution	$0.27	$0.23	$0.57	$0.66

6.  Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net income	$7,648	$7,009	$16,273	$20,164
Change in valuation of interest rate swap agreements, net of tax	1,116	619	(229)	363
Other, net	9	202	133	320
Comprehensive income	$8,773	$7,830	$16,177	$20,847

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

Our segment information is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues from external customers:
Domestic Company-owned restaurants	$133,815	$119,633	$272,670	$241,677
Domestic commissaries	106,321	96,224	212,368	196,423
Domestic franchising	15,006	14,287	31,371	29,501
International	9,593	7,155	18,446	14,144
Variable interest entities (1)	2,239	1,602	4,279	3,289
All others	16,434	17,355	33,279	31,846
Total revenues from external customers	$283,408	$256,256	$572,413	$516,880

Intersegment revenues:
Domestic commissaries	$35,851	$29,684	$72,076	$60,529
Domestic franchising	478	338	944	677
International	307	149	608	306
Variable interest entities (1)	40,572	29,430	80,233	61,017
All others	4,027	3,447	8,136	7,415
Total intersegment revenues	$81,235	$63,048	$161,997	$129,944

Income (loss) before income taxes:
Domestic Company-owned restaurants	$7,157	$7,535	$14,955	$15,750
Domestic commissaries	7,624	7,917	16,057	17,931
Domestic franchising	13,095	12,065	27,567	25,108
International	(1,520)	(2,032)	(3,259)	(4,352)
Variable interest entities (2)	(6,302)	(8,257)	(14,253)	(8,663)
All others	1,993	1,679	4,518	2,724
Unallocated corporate expenses	(9,144)	(7,486)	(18,363)	(15,781)
Elimination of intersegment profits	(717)	(311)	(1,435)	(894)
Total income before income taxes	$12,186	$11,110	$25,787	$31,823

Property and equipment:
Domestic Company-owned restaurants	$167,848
Domestic commissaries	77,634
International	9,864
Variable interest entities	1,842
All others	23,606
Unallocated corporate assets	137,340
Accumulated depreciation and amortization	(221,445)
Net property and equipment	$196,689

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At June 29, 2008, there were 3,270 Papa John’s restaurants (670 Company-owned and 2,600 franchised) operating in all 50 states and 28 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

At June 29, 2008, our United Kingdom subsidiary, Papa John’s UK (“PJUK”), had goodwill of approximately $17.2 million. In addition to the sale of the Perfect Pizza operations, which occurred in March 2006, we have restructured management and developed plans for PJUK to improve its future operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom and increase net PJUK franchise unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives are not successful, impairment charges could occur.

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

From October 2000 through September 2004, our captive insurance company, which provided insurance to our franchisees, was self-insured. In October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. This arrangement eliminates our risk of loss for franchise insurance coverage written after September 2004, but our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from the inception of the captive insurance company in October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon periodic actuarial valuations.

Deferred Income Tax Assets and Tax Reserves

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and the related assets and liabilities. Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes.  As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize.

As of June 29, 2008, we had a net deferred income tax asset balance of $26.8 million, of which approximately $16.4 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

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

Consolidation of BIBP Commodities, Inc. as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we consolidate the financial results of BIBP since we qualify as the primary beneficiary, as defined by FIN 46, of BIBP. We recognized pre-tax losses of $6.3 million and $14.3 million for the three and six months ended June 29, 2008, respectively, and pre-tax losses of $8.3 million and $8.7 million for the three and six months ended July 1, 2007, respectively, from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices, but BIBP’s operating results are not expected to be cumulatively significant over time. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further,

Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  We will adopt the provisions of SFAS No. 157 in two phases: (1) phase one was effective for financial assets and liabilities in our first quarter of 2008 and (2) phase two is effective for non-financial assets and liabilities for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009. The adoption of phase one during the first quarter of 2008 did not have a significant impact on our financial statements.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•                  Level 1: Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2008 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

Financial assets:
Investments	$855	$855	$—	$—
Non-qualified deferred compensation plan	10,985	10,985	—	—

Financial liabilities:
Interest rate swaps	2,390	—	2,390	—

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

Restaurant Progression

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	648	586	648	577
Opened	5	9	9	13
Closed	(1)	(2)	(6)	(2)
Acquired from franchisees	—	13	1	19
Sold to franchisees	—	—	—	(1)
End of period	652	606	652	606
International Company-owned:
Beginning of period	17	8	14	11
Opened	2	—	5	—
Closed	(1)	—	(1)	—
Sold to franchisees	—	—	—	(3)
End of period	18	8	18	8
U.S. franchised:
Beginning of period	2,122	2,086	2,112	2,080
Opened	24	38	46	60
Closed	(29)	(15)	(40)	(26)
Acquired from Company	—	—	—	1
Sold to Company	—	(13)	(1)	(19)
End of period	2,117	2,096	2,117	2,096
International franchised:
Beginning of period	451	364	434	347
Opened	36	18	55	36
Closed	(4)	(2)	(6)	(6)
Acquired from Company	—	—	—	3
End of period	483	380	483	380
Total restaurants - end of period	3,270	3,090	3,270	3,090

Results of Operations

Variable Interest Entities

As required by FIN 46, our operating results include BIBP’s operating results.  The consolidation of BIBP had a significant impact on our operating results for the first six months of 2008 and the first six months and full year of 2007, and is expected to have a significant impact on our future operating results, including the full year of 2008, and income statement presentation as described below. However, the impact is not expected to be cumulatively significant over time.

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

In addition, we have extended loans to certain franchisees. Under the FIN 46 rules, we are deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. We consolidated the financial results of three franchise entities operating a total of thirteen restaurants with annual sales approximating $9.0 million for the three and six months ended June 29, 2008 and two franchise entities operating a total of seven restaurants with annual sales approximating $6.0 million for the three and six months ended July 1, 2007.

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the three and six months ended June 29, 2008 and July 1, 2007 (in thousands):

	Three Months Ended			Three Months Ended
	June 29, 2008			July 1, 2007
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$2,239	$2,239	$—	$1,601	$1,601
BIBP sales	40,572	—	40,572	29,430	—	29,430
Total revenues	40,572	2,239	42,811	29,430	1,601	31,031

Operating expenses	46,370	2,153	48,523	37,607	1,464	39,071
General and administrative expenses	23	82	105	22	56	78
Other general expense (income)	—	(12)	(12)	—	70	70
Depreciation and amortization	—	16	16	—	11	11
Total costs and expenses	46,393	2,239	48,632	37,629	1,601	39,230
Operating loss	(5,821)	—	(5,821)	(8,199)	—	(8,199)
Interest expense	(481)	—	(481)	(58)	—	(58)
Loss before income taxes	$(6,302)	$—	$(6,302)	$(8,257)	$—	$(8,257)

	Six Months Ended			Six Months Ended
	June 29, 2008			July 1, 2007
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$4,279	$4,279	$—	$3,289	$3,289
BIBP sales	80,233	—	80,233	61,017	—	61,017
Total revenues	80,233	4,279	84,512	61,017	3,289	64,306

Operating expenses	93,445	4,094	97,539	69,553	2,965	72,518
General and administrative expenses	46	164	210	47	108	155
Other general expense (income)	—	(9)	(9)	—	192	192
Depreciation and amortization	—	30	30	—	24	24
Total costs and expenses	93,491	4,279	97,770	69,600	3,289	72,889
Operating loss	(13,258)	—	(13,258)	(8,583)	—	(8,583)
Interest expense	(995)	—	(995)	(80)	—	(80)
Loss before income taxes	$(14,253)	$—	$(14,253)	$(8,663)	$—	$(8,663)

Non-GAAP Measures

The financial information we present in this report excluding the impact of the consolidation of BIBP are not measures that are defined in accordance with accounting principles generally accepted in the United States (“GAAP”). These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. We believe the financial information excluding the impact of the consolidation of BIBP is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. We analyze our business performance and trends excluding the impact of the consolidation of BIBP because the results of BIBP are not indicative of our principal operating activities. In addition, annual cash bonuses, and certain long-term incentive programs for various levels of management, are based on financial measures that exclude BIBP. We believe these non-GAAP measures provide management and investors with a more consistent view of performance than the closest GAAP equivalent. We compensate for this by using these measures in combination with the GAAP measures. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Summary of Operating Results

Total revenues were $283.4 million for the second quarter of 2008, representing an increase of $27.2 million, or 10.6%, from revenues of $256.3 million for the same period in 2007.  For the six-month period ending June 29, 2008, total revenues were $572.4 million, representing an increase of $55.5 million, or 10.7%, from revenues of $516.9 million for the same period in 2007.  The increases of $27.2 million and $55.5 million in revenues for the three and six months ended June 29, 2008, respectively, were primarily due to the following:

•                  Domestic Company-owned restaurant revenues increased $14.2 million, or 11.9%, for the three-month period ending June 29, 2008, reflecting an increase in comparable sales results of 3.6% and an increase of 8.3% in equivalent units due to the acquisition of 42 domestic restaurants during the last six months of 2007. Domestic Company-owned restaurant revenues increased $31.0 million, or 12.8%, for the six-month period ending June 29, 2008, reflecting an increase in comparable sales results of 3.1% and an increase of 9.7% in equivalent units from the comparable period in 2007 due to the previously mentioned acquisition of 42 domestic restaurants. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

•                  Franchise royalties increased $1.0 million and $2.0 million for the three and six months ended June 29, 2008, respectively, primarily due to the increase in royalty rate from 4.0% to 4.25% for the majority of domestic franchise restaurants effective at the beginning of 2008.

•                  Domestic commissaries revenues increased $10.1 million and $15.9 million for the three and six months ended June 29, 2008, respectively, due to increases in the price of certain commodities, primarily cheese and wheat. The commissary charges a fixed dollar mark-up on its cost of cheese, and cheese cost is based upon the 40 lb. cheddar block price, which increased from $1.38 per pound in the second quarter of 2007 to $1.75 per pound in the second quarter of 2008, or a 26.8% increase, and increased from $1.36 per pound for the first six months of 2007 to $1.68 per pound for the first six months of 2008, or a 23.5% increase. The cost of wheat, as measured on domestic commodity markets, has increased more than 100% for the first six months of 2008, as compared to the corresponding 2007 period.

•                  International revenues increased $2.4 million and $4.3 million for the three and six months ended June 29, 2008, respectively, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the past year.

Our income before income taxes totaled $12.2 million and $25.8 million for the three and six months ended June 29, 2008, respectively, compared to $11.1 million and $31.8 million for the same periods in 2007, respectively, as summarized in the following table on an operating segment basis (in thousands):

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Increase	June 29,	July 1,	Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Domestic Company-owned restaurants	$7,157	$7,535	$(378)	$14,955	$15,750	$(795)
Domestic commissaries	7,624	7,917	(293)	16,057	17,931	(1,874)
Domestic franchising	13,095	12,065	1,030	27,567	25,108	2,459
International	(1,520)	(2,032)	512	(3,259)	(4,352)	1,093
All others	1,993	1,679	314	4,518	2,724	1,794
Unallocated corporate expenses	(9,144)	(7,486)	(1,658)	(18,363)	(15,781)	(2,582)
Elimination of intersegment profits	(717)	(311)	(406)	(1,435)	(894)	(541)
Income before income taxes, excluding variable interest entities	18,488	19,367	(879)	40,040	40,486	(446)
Variable interest entities	(6,302)	(8,257)	1,955	(14,253)	(8,663)	(5,590)
Total income before income taxes	$12,186	$11,110	$1,076	$25,787	$31,823	$(6,036)

Excluding the impact of the consolidation of BIBP, second quarter 2008 income before taxes was $18.5 million, or a decrease of approximately $900,000 from 2007 comparable results, and income before income taxes for the six months ended June 29, 2008 was $40.0 million, or a decrease of approximately $400,000 from 2007 comparable results. The decreases of $900,000 and $400,000, respectively, for the three and six months ended June 29, 2008 (excluding the consolidation of BIBP) were principally due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income decreased approximately $400,000 and $800,000 for the three- and six-month periods ended June 29, 2008, respectively. The second quarter of 2007 included a $600,000 pre-tax gain associated with the termination of a lease agreement. Excluding the $600,000 gain associated with this termination, operating income increased $200,000 in the three-month period ended June 29, 2008. The six-month 2008 operating results included a $1.2 million loss on the anticipated sale of Company-owned restaurants and the costs associated with the closing of five restaurants during the first quarter of 2008, compared to a loss of approximately $100,000 in the prior year. Excluding both the incremental $1.1 million loss associated with the disposition of restaurants and the prior year gain on lease termination noted above, domestic Company-owned restaurants’ operating income improved approximately $900,000 in the six-month period ended June 29, 2008 as compared to the same period in 2007. The improvement in operating results associated with the acquisition of 42 restaurants during the last six months of 2007 and the fixed cost leverage associated with increases of 3.6% and 3.1% in comparable sales for the three- and six-month periods ended June 29, 2008 was substantially offset by the significant rise in commodity costs during the three and six months ended June 29, 2008. Restaurant operating margin, excluding the impact of consolidating BIBP, decreased as a percentage of sales 1.3% and 1.1% for the three- and six-month periods ended June 29, 2008, respectively.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income decreased approximately $300,000 and $1.9 million for the three and six months ended June 29, 2008, respectively, reflecting a reduction in gross margin percentage from increases in the cost of certain commodities and increases in distribution costs due to higher fuel prices.

•                  Domestic Franchising Segment. Domestic franchising operating income increased $1.0 million, to $13.1 million, for the three months ended June 29, 2008, from $12.1 million in the prior comparable period and increased $2.5 million to $27.6 million for the six-month period ended June 29, 2008, from $25.1 million in the prior comparable period. The increases for both the three- and six-month periods were primarily the result of the 0.25% increase in our royalty rate implemented at the beginning of 2008 (the royalty rate for the majority of domestic franchisees is 4.25% in 2008 as compared to 4.0% in 2007). The increase in the royalty rate was a part of the franchise agreement renewal program announced in the fourth quarter of 2007. This program was completed during the first quarter of 2008, with over 95% of our domestic franchisees renewing under the new form of franchise agreement. Our equivalent franchise units for both the three and six months ended June 29, 2008 were relatively consistent with the corresponding 2007 periods as net unit openings offset the previously mentioned acquisition of 42 restaurants by the Company during the last six months of 2007.

•                  International Segment. The international segment reported operating losses of $1.5 million and $3.3 million for the three and six months ended June 29, 2008, respectively, compared to losses of $2.0 million and $4.4 million, respectively, in the same periods of the prior year. The improvements of $500,000 and $1.1 million in operating results reflect leverage on the international organizational structure from increased revenues due to growth in the number of units and unit volumes.

•                  All Others Segment. The operating income for the “All others” reporting segment increased approximately $300,000 and $1.8 million for the three and six months ended June 29, 2008, respectively, as compared to the corresponding 2007 periods. The increases are primarily due to improvements in operating results of our print and promotions subsidiary, Preferred Marketing Solutions, Inc., resulting from increased commercial sales and related margin improvement.

•                  Unallocated Corporate Segment. Unallocated corporate expenses increased $1.7 million and $2.6 million for the three and six months ended June 29, 2008, as compared to the corresponding periods of the prior year. The components of the unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Increase	June 29,	July 1,	Increase
	2008	2007	(decrease)	2008	2007	(decrease)

General and administrative	$6,048	$4,404	$1,644	$12,196	$9,289	$2,907
Net interest	1,186	1,406	(220)	2,358	2,698	(340)
Depreciation	1,940	1,587	353	3,737	3,313	424
Contributions to the Marketing Fund	75	—	75	150	400	(250)
Other expense (income)	(105)	89	(194)	(78)	81	(159)
Total unallocated corporate expenses	$9,144	$7,486	$1,658	$18,363	$15,781	$2,582

The increases in unallocated general and administrative costs for both the three- and six-month periods were primarily due to increases in executive incentive compensation, including our management incentive program, as a result of (1) an expected higher level of goal achievement in 2008 as compared to 2007; and (2) the fact that the prior year periods included adjustments of approximately $1.2 million for awards forfeited by our Founder Chairman due to a change in status from an employee director of the Company to a non-employee director. Additionally, an increase in certain employee benefit costs during 2008, including health insurance and severance-related costs recorded in the first quarter of 2008 impacted the year-over-year comparison.

Diluted earnings per share were $0.27 (including a $0.14 per share loss from the consolidation of BIBP) in the second quarter of 2008, compared to $0.23 (including a $0.17 per share loss from the consolidation of BIBP) in the second quarter of 2007.  For the six months ended June 29, 2008, diluted earnings per share were $0.57 (including a $0.32 per share loss from the consolidation of BIBP), compared to $0.66 per share (including an $0.18 per share loss from the consolidation of BIBP) for the comparable period in 2007. Share repurchase activity had almost no impact on earnings per diluted share for both the three and six months ended June 29, 2008 ($0.01 impact excluding BIBP for both the three- and six-month periods).

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $133.8 million for the three months ended June 29, 2008, compared to $119.6 million for the same period in 2007, and $272.7 million for the six months ended June 29, 2008, compared to $241.7 million for the same period in 2007. The increases for the three- and six-month periods were due to increases in comparable sales of 3.6% and 3.1%, respectively, and increases of 8.3% and 9.7%, respectively, in equivalent units due to the acquisition of 42 domestic restaurants during the last six months of 2007.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans. Revenues from these restaurants totaled $2.2 million and $4.3 million for the three and six months ended June 29, 2008, as compared to $1.6 million and $3.3 million for the corresponding periods in 2007. During the third quarter of 2007, we began consolidating an entity with five restaurants and $2.4 million in annual revenues as a result of loans provided to this franchisee. We have no further lending commitments to these franchisees.

Domestic franchise sales for the three and six months ended June 29, 2008 increased 2.3% to $372.6 million and increased 1.9% to $754.4 million, from $364.1 million and $740.5 million for the same periods in 2007, respectively, primarily resulting from increases of 1.9% and 1.6% in comparable sales for the three and six months ended June 29, 2008, respectively. Domestic franchise royalties were $14.8 million and $30.2 million for the three and six months ended June 29, 2008, respectively, representing increases of 7.4% and 7.1%, respectively, over the prior comparable periods. The increases were primarily due to an increase in the royalty rate from 4.0% to 4.25% for the majority of domestic franchise restaurants effective at the beginning of 2008. Our equivalent franchise units for both the three- and six-month periods ended June 29, 2008 were relatively consistent with the corresponding 2007 periods as net unit openings offset the previously mentioned acquisition of 42 restaurants by the Company during the last six months of 2007.

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

The comparable sales base and average weekly sales for 2008 and 2007 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	June 29, 2008		July 1, 2007
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	652	2,117	606	2,096
Equivalent units	647	2,061	598	2,047
Comparable sales base units	618	1,912	569	1,932
Comparable sales base percentage	95.5%	92.8%	95.2%	94.4%
Average weekly sales - comparable units	$16,126	$13,987	$15,711	$13,645
Average weekly sales - traditional non-comparable units	$12,283	$10,319	$9,491	$11,106
Average weekly sales - non-traditional non-comparable units	$6,456	$27,918	$7,240	$28,066
Average weekly sales - total non-comparable units	$11,409	$12,902	$9,153	$14,362
Average weekly sales - all units	$15,916	$13,909	$15,397	$13,685

	Six Months Ended
	June 29, 2008		July 1, 2007
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	652	2,117	606	2,096
Equivalent units	645	2,057	589	2,044
Comparable sales base units	617	1,915	562	1,935
Comparable sales base percentage	95.7%	93.1%	95.5%	94.7%
Average weekly sales - comparable units	$16,464	$14,222	$16,071	$13,961
Average weekly sales - traditional non-comparable units	$12,410	$10,920	$10,129	$11,360
Average weekly sales - non-traditional non-comparable units	$6,930	$24,009	$7,664	$24,803
Average weekly sales - total non-comparable units	$11,646	$12,545	$9,746	$13,429
Average weekly sales - all units	$16,250	$14,107	$15,788	$13,932

Domestic franchise and development fees were approximately $200,000 for the three months ended June 29, 2008, including approximately $100,000 recognized upon development cancellation, extension and transfer fees, compared to approximately $500,000, including $100,000 recognized upon development cancellation, extension and transfer fees, for the same period in 2007. Domestic franchise and development fees decreased to $1.2 million for the six months ended June 29, 2008, including approximately $500,000 associated with the completion of the franchise renewal program and $200,000 in development cancellation, extension and transfer fees, compared to $1.3 million for the same period in 2007, including $377,000 upon development cancellation, extension and transfer fees. There were 24 and 46 domestic franchise restaurant openings during the three and six months ended June 29, 2008, respectively, including four units at Live Nation concert amphitheaters with no opening fees, compared to 38 and 60 openings, respectively, during the same periods in 2007, including 13 units at Live Nation concert amphitheaters. The decrease in fees, exclusive of cancellation, renewal, extension and transfer fees was primarily the result of fee reductions granted to certain franchisees who opened restaurants in underpenetrated markets.

Domestic commissary sales increased 10.5% to $106.3 million for the three months ended June 29, 2008 from $96.2 million in the comparable 2007 period and increased 8.1% to $212.4 million for the six months ended June 29, 2008, from $196.4 million for the comparable 2007 period, reflecting an increase in the price of certain commodities, primarily cheese and wheat. Our commissaries charge a fixed dollar mark-up on the cost of cheese, and cheese cost is based upon the 40 lb. cheddar block price, which increased from $1.38 per pound in the second quarter of 2007 to $1.75 per pound in the second quarter of 2008, or a 26.8% increase, and increased from $1.36 per pound for the first six months of 2007 to $1.68 per pound for the first six months of

2008, or a 23.5% increase. Other sales decreased to $16.4 million for the three months ended June 29, 2008, from $17.4 million in the prior comparable period and increased to $33.3 million for the six months ended June 29, 2008, from $31.8 million in the prior comparable period. The changes in other sales were primarily due to changes in volumes at our print and promotions subsidiary, Preferred Marketing Solutions, Inc.

Our PJUK operations, denominated in British Pounds Sterling and converted to U.S. dollars, represent approximately 58% of international revenues during the six-month period in 2008, compared to 63% during the six-month period in 2007. International revenues were $9.6 million and $18.4 million for the three and six months ended June 29, 2008, respectively, compared to $7.2 million and $14.1 million for the comparable periods in 2007, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the past year.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 18.3% and 18.6% for the three and six months ended June 29, 2008, respectively, compared to 19.0% and 19.9% for the same periods in 2007. Excluding the impact of consolidating BIBP, the restaurant operating margin decreased 1.3% to 19.3% in the second quarter of 2008 from 20.6% in the same quarter of the prior year, and decreased 1.1% to 19.8% for the six months ended June 29, 2008 from 20.9% in the corresponding period of 2007, consisting of the following differences:

•                  Cost of sales increased 2.0% and 1.6% for the three and six months ended June 29, 2008 primarily due to an increase in commodities (principally cheese and wheat).

•                  Salaries and benefits were 0.1% and 0.2% lower as a percentage of sales for the three and six months ended June 29, 2008, compared to the 2007 corresponding periods, as increased sales offset labor increases resulting from federal and state minimum wage increases in the latter half of 2007.

•                  Advertising and related costs as a percentage of sales were 0.4% and 0.1% lower for the three and six months ended June 29, 2008 as compared to the corresponding periods in 2007 reflecting fewer discretionary advertising dollars spent during 2008.

•                  Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.1% lower for both the three- and six-month periods, respectively, as compared to the corresponding periods in 2007.

Domestic commissary and other margin was 9.4% and 9.7% for the three and six months ended June 29, 2008, respectively, compared to 11.0% and 11.2% for the same periods in 2007. Cost of sales was 73.3% of revenues for both the three and six months ended June 29, 2008, compared to 71.3% for both the three- and six-month periods in 2007. Cost of sales, as a percentage of revenues, increased due to increases in the cost of certain commodities that were not passed along via price increases to domestic restaurants and due to the previously mentioned fixed dollar markup on the cost of cheese. Given the current commodity cost environment, we chose to mitigate commodity cost increases at domestic restaurants by supporting the entire domestic system via reduced commissary margins. Salaries and benefits were $9.1 million and $18.1 million for the three and six months ended June 29, 2008, which were relatively consistent with the prior comparable periods. Other operating expenses increased approximately $1.0 million and $1.5 million for the three and six months ended June 29, 2008, as compared to the prior comparable periods, reflecting increases in distribution costs due to higher fuel prices.

The loss from the franchise cheese-purchasing program, net of minority interest, was $4.4 million for the three months ended June 29, 2008 compared to $6.3 million for the comparable period in 2007. For the six months ended June 29, 2008, the Company recorded a loss of $9.9 million compared to a loss of $6.2 million for the same period in 2007. These results only represent the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was a loss of $6.3 million and $14.3 million for the three- and six-month periods ended June 29, 2008, compared to losses of $8.3 million and $8.7 million for the same periods in 2007.

General and administrative expenses were $27.2 million or 9.6% of revenues for the three months ended June 29, 2008 compared to $25.2 million or 9.8% of revenues in the same period of 2007, and $54.5 million, or 9.5% of revenues, for the six months ended June 29, 2008, compared to $50.6 million, or 9.8% of revenues, for the same period in 2007. The increases of $2.0 million and $3.8 million for the three- and six-month periods ended June 29, 2008 were primarily due to increases in executive incentive compensation, including our management incentive program, as a result of (1) an expected higher level of goal achievement in 2008 as compared to 2007; and (2) the fact that the prior year periods included adjustments of approximately $1.2 million for awards forfeited by our Founder Chairman due to a change in status from an employee director of the Company to a non-employee director. Additionally, an increase in certain employee benefit costs during 2008, including health insurance and severance-related costs recorded in the first quarter of 2008 impacted the year-over-year comparison.

Minority interests and other general expenses reflected net expense of $1.2 million and $4.0 million for the three and six months ended June 29, 2008, respectively, compared to approximately $1.0 million and $2.9 million, respectively, for the comparable periods in 2007 as detailed below (in thousands):

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Increase	June 29,	July 1,	Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Minority interests	$647	$380	$267	$1,194	$967	$227
Restaurant impairment and closure reserves (a)	(65)	—	(65)	1,167	—	1,167
Disposition and valuation-related costs of other assets	230	1,038	(808)	643	1,406	(763)
Provision (income) for uncollectible accounts and notes receivable (b)	163	(102)	265	489	354	135
Pre-opening costs	26	184	(158)	69	242	(173)
Contribution to Marketing Fund	244	—	244	488	400	88
Gain associated with a terminated lease agreement	—	(594)	594	—	(594)	594
Other	(47)	93	(140)	(95)	161	(256)
Total minority interests and other general expenses	$1,198	$999	$199	$3,955	$2,936	$1,019

(a)          The six-month period of 2008 includes an impairment charge associated with the loss on the anticipated sale of 27 restaurants in two markets and costs associated with the closing of five restaurants.

(b)         The three- and six-month periods of 2007 include the collection of $650,000, which had previously been reserved, from Papa Card, Inc., a nonstock, nonprofit corporation, which administers the Papa John’s gift card program.

Depreciation and amortization was $8.4 million (3.0% of revenues) for the three months ended June 29, 2008 compared to $7.6 million (3.0% of revenues) for the comparable period in 2007 and $16.4 million (2.9% of revenues) for the six months ended June 29, 2008 compared to $15.5 million (3.0% of revenues) for the comparable period in 2007. The increase in depreciation expense is principally due to the acquisition of 42 restaurants during the last six months of 2007, capital additions we have made within our restaurant operations, and the addition of certain information technology assets.

Net interest. Net interest expense was $1.6 million for the three months ended June 29, 2008 as compared to $1.3 million in 2007 and $3.2 million for the six months ended June 29, 2008, compared to $2.5 million for the comparable period in 2007. The increase in net interest expense reflects the increase in our average outstanding debt balance resulting from our share repurchase program and restaurant acquisitions during 2007.

Income Tax Expense.  The effective income tax rates were 37.2% and 36.9% for the three and six months ended June 29, 2008, respectively, (36.5% and 36.2% for the three- and six-month periods, respectively, excluding BIBP) compared to 36.9% and 36.6% for the same periods in 2007, respectively (36.5% for both the three- and six-month periods in 2007, excluding BIBP).

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	June 29,	December 30,
	2008	2007

Revolving line of credit	$135,101	$134,000
Debt associated with VIEs *	12,225	8,700
Other	94	6
Total debt	147,420	142,706
Less: current portion of debt	(12,225)	(8,700)
Long-term debt	$135,195	$134,006

*          The VIEs’ third-party creditors do not have any recourse to Papa John’s.

Our revolving line of credit allows us to borrow up to $175.0 million until its expiration date in January 2011. Outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit.

Cash flow from operating activities was $29.3 million in the first six months of 2008 compared to $26.2 million for the same period in 2007. The consolidation of BIBP decreased cash flow from operations by approximately $14.3 million and $8.7 million in 2008 and 2007, respectively (as reflected in the income from operations and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of the consolidation of BIBP, cash flow from operating activities was $43.5 million for the first six months of 2008 and $34.9 million for the first six months of 2007. The $8.6 million increase, excluding the consolidation of BIBP, was primarily due to an improvement in working capital, including income and other taxes, accrued expenses and accounts payable.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. In addition, we have a common stock repurchase program. During the six months ended June 29, 2008, common stock repurchases of $20.3 million and capital expenditures of $16.0 million were funded primarily by cash flow from operations and from available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of $50.0 million of our common stock during 2008. We repurchased approximately 768,000 shares of our common stock at an average price of $26.40 per share, or a total of $20.3 million, during the first six months of 2008. Subsequent to June 29, 2008 (through July 30, 2008), we acquired an additional 255,000 shares at an aggregate cost of $6.9 million. As of July 30, 2008, approximately $22.8 million remains available for repurchase of common stock under this authorization.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock for the remainder of 2008 from operating cash flows and the $19.5 million remaining availability under our line of credit, reduced for certain outstanding letters of credit.

Forward-Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions; increases in or sustained high cost levels of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability to obtain ingredients from alternative suppliers, if needed; health- or disease-related disruptions or consumer concerns about commodities supplies; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; local governmental agencies’ restrictions on the sale of certain food products; higher-than-anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; franchisee relations; the uncertainties associated with litigation; the possibility of impairment charges if PJUK or recently acquired restaurants perform below our expectations; our PJUK operations remain contingently liable for payment under certain lease arrangements with a total value of approximately $10.0 million associated with the sold Perfect Pizza operations; federal and state laws governing such matters as wages, benefits, working conditions, citizenship requirements and overtime, including legislation to further increase the federal and state minimum wage; and labor shortages in various markets resulting in higher required wage rates. In recent months, the credit markets have experienced instability. Our franchisees may experience difficulty in obtaining adequate financing and thus our growth strategy and franchise revenues may be adversely affected. The above factors might be especially harmful to the financial viability of franchisees or Company-owned operations in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Additionally, domestic franchisees are only required to purchase seasoned sauce and dough from our quality control centers (“QC Centers”) and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our QC Centers. Our international operations are subject to additional factors, including political and health conditions in the countries in which the Company or its franchisees operate; currency regulations and fluctuations; differing business and social cultures and consumer preferences; diverse government regulations and structures; ability to source high-quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees.  See “Part I. Item 1A. - Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 30, 2007 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at June 29, 2008 was principally comprised of a $135.1 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels.

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

The effective interest rate on the line of credit, including the impact of the two interest rate swap agreements, was 4.8% as of June 29, 2008. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of June 29, 2008, as mitigated by the interest rate swap agreements based on present interest rates, would increase interest expense approximately $451,000. The annual impact of a 100 basis point increase in interest rates on the debt associated with BIBP would be $122,000.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our operating results for the first six months of 2008 as well as the first six months of 2007 and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Over time, we expect BIBP to achieve break-even financial results.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the second quarter of 2009 (based on the July 30, 2008 Chicago Mercantile Exchange (CME) milk futures market prices) and the actual prices in 2008 and 2007 to date:

	2009				2008				2007
	BIBP		Actual		BIBP		Actual		BIBP	Actual
	Block Price		Block Price		Block Price		Block Price		Block Price	Block Price

Quarter 1	$2.030	*	$1.930	*	$1.608		$1.904		$1.344	$1.341
Quarter 2	2.068	*	1.962	*	1.754		1.996		1.379	1.684
Quarter 3	N/A		N/A		2.042		1.946	*	1.497	1.969
Quarter 4	N/A		N/A		2.022	*	1.960	*	1.564	1.982
Full Year	N/A		N/A		$1.857	*	$1.952	*	$1.446	$1.744

*         amounts are estimates based on futures prices

N/A - not available

The following table presents the 2007 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2007
Quarter 1	$(406)
Quarter 2	(8,257)
Quarter 3	(10,707)
Quarter 4	(12,339)
Full Year	$(31,709)

Additionally, based on the CME milk futures market prices as of July 30, 2008, and the actual third quarter and projected fourth quarter of 2008 and first and second quarters of 2009, cheese costs to restaurants as determined by the BIBP pricing formula, the consolidation of BIBP is projected to increase (decrease) our pre-tax income as follows (in thousands):

Quarter 1 - 2008	$(7,951)
Quarter 2 - 2008	(6,302)
Quarter 3 - 2008	2,286	*
Quarter 4 - 2008	1,599	*
Full Year - 2008	$(10,368	)*

Quarter 1 - 2009	$2,493	*
Quarter 2 - 2009	$2,533	*

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

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“1934 Act”)), as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in providing reasonable assurance that all required information relating to the Company is included in this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors authorized the repurchase of up to $725.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 28, 2008. Through June 29, 2008, a total of 41.6 million shares with an aggregate cost of $695.3 million and an average price of $16.73 per share have been repurchased under this program. As of June 29, 2008, approximately $29.7 million remains available for repurchase of common stock under this authorization. The following table summarizes our repurchases by fiscal period during the first six months of 2008 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total		Average	of Shares Purchased	Value of Shares
	Number		Price	as Part of	that May Yet Be
	of Shares		Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased		Share	Plans or Programs	Plans or Programs

12/31/2007 - 01/27/2008	104		$21.74	40,893	$47,700
01/28/2008 - 02/24/2008	—	*	—	40,893	$47,700
02/25/2008 - 03/30/2008	—	*	—	40,893	$47,700
03/31/2008 - 04/27/2008	203		$25.51	41,096	$42,523
04/28/2008 - 05/25/2008	214		$27.29	41,310	$36,690
05/26/2008 - 06/29/2008	247		$28.32	41,557	$29,685

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 8, 2008 at our corporate office in Louisville, Kentucky.

At the meeting, our stockholders elected four directors to serve until the 2011 annual meeting of stockholders. The vote counts were as follows:

	Votes Cast For	Votes Cast Against	Abstentions
Wade S. Oney	26,826,929	209,211	4,699
John H. Schnatter	26,780,520	256,557	3,762
Alexander W. Smith	25,410,914	1,622,210	7,715
Nigel Travis	26,855,397	181,257	4,185

John O. Hatab served as a director of the Company until his death on June 29, 2008. Philip Guarascio, Olivia F. Kirtley, J. Jude Thompson, F. William Barnett, Norborne P. Cole Jr. and William M. Street continue to serve as directors.

At the meeting, our stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 28, 2008, by a vote of 26,944,161 affirmative to 92,099 negative, with 4,579 abstentions. The stockholders also approved the adoption of the Papa John’s International, Inc. Omnibus Incentive Plan by a vote of 22,621,403 affirmative to 2,927,510 negative, with 13,450 abstentions and 1,478,476 broker non-votes.

Item 6.  Exhibits

Exhibit
Number	Description

10.1	Papa John’s International, Inc. Omnibus Plan. Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-150762) dated May 5, 2008 is incorporated herein by reference.

10.2

Amendment and Restated Exclusive License Agreement between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated May 14, 2008 is incorporated herein by reference.

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

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 5, 2008	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer