Form 10-Q
period 2008-09-28
PAPA JOHNS INTERNATIONAL INC
filed 2008-11-04
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2008

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

At October 29, 2008, there were outstanding 27,927,398 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	September 28, 2008	December 30, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$12,678	$8,877
Accounts receivable	22,808	22,539
Inventories	16,910	18,806
Prepaid expenses	7,261	10,711
Other current assets	5,721	5,581
Assets held for sale	12,041	—
Deferred income taxes	8,581	7,147
Total current assets	86,000	73,661
Investments	614	825
Net property and equipment	190,666	198,957
Notes receivable	10,902	11,804
Deferred income taxes	16,394	12,384
Goodwill	76,730	86,505
Other assets	16,459	17,681
Total assets	$397,765	$401,817

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,414	$31,157
Income and other taxes	7,509	10,866
Accrued expenses	52,905	56,466
Current portion of debt	9,000	8,700
Total current liabilities	98,828	107,189
Unearned franchise and development fees	6,190	6,284
Long-term debt, net of current portion	145,085	134,006
Other long-term liabilities	26,410	27,435
Stockholders’ equity:
Preferred stock	—	—
Common stock	352	349
Additional paid-in capital	216,979	208,598
Accumulated other comprehensive income (loss)	(240)	156
Retained earnings	120,983	96,963
Treasury stock	(216,822)	(179,163)
Total stockholders’ equity	121,252	126,903
Total liabilities and stockholders’ equity	$397,765	$401,817

Note: The balance sheet at December 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Domestic revenues:
Company-owned restaurant sales	$130,662	$126,610	$403,332	$368,287
Variable interest entities restaurant sales	2,014	1,862	6,293	5,151
Franchise royalties	14,378	13,158	44,582	41,356
Franchise and development fees	194	602	1,361	1,905
Commissary sales	108,804	97,753	321,172	294,176
Other sales	13,643	14,995	46,922	46,841
International revenues:
Royalties and franchise and development fees	3,326	2,514	9,454	7,185
Restaurant and commissary sales	7,007	5,281	19,325	14,754
Total revenues	280,028	262,775	852,441	779,655
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	29,750	28,950	92,125	79,867
Salaries and benefits	39,069	38,369	120,679	111,241
Advertising and related costs	12,123	12,998	36,733	35,060
Occupancy costs	9,516	8,652	26,527	23,461
Other operating expenses	18,203	17,330	54,582	50,134
Total domestic Company-owned restaurant expenses	108,661	106,299	330,646	299,763
Variable interest entities restaurant expenses	1,765	1,566	5,545	4,297
Domestic commissary and other expenses:
Cost of sales	91,891	81,006	271,873	243,725
Salaries and benefits	8,728	8,692	26,820	26,496
Other operating expenses	12,428	10,915	36,072	33,060
Total domestic commissary and other expenses	113,047	100,613	334,765	303,281
(Income) loss from the franchise cheese-purchasing program, net of minority interest	(2,587)	7,854	7,335	14,032
International operating expenses	6,200	4,557	17,358	13,021
General and administrative expenses	26,170	27,282	80,621	77,903
Minority interests and other general expenses	4,891	1,186	8,846	4,122
Depreciation and amortization	8,590	7,911	25,000	23,395
Total costs and expenses	266,737	257,268	810,116	739,814
Operating income	13,291	5,507	42,325	39,841
Investment income	193	314	640	1,035
Interest expense	(1,930)	(1,982)	(5,624)	(5,214)
Income before income taxes	11,554	3,839	37,341	35,662
Income tax expense	3,807	(988)	13,321	10,671
Net income	$7,747	$4,827	$24,020	$24,991

Basic earnings per common share	$0.28	$0.16	$0.85	$0.83
Earnings per common share - assuming dilution	$0.28	$0.16	$0.84	$0.82

Basic weighted average shares outstanding	27,787	29,708	28,286	29,942
Diluted weighted average shares outstanding	27,984	30,027	28,478	30,435

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
	Common		Additional	Other			Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2006	30,696	$341	$187,990	$515	$63,614	$(106,292)	$146,168
Cumulative effect of adoption of FIN 48	—	—	—	—	614	—	614
Adjusted balance at January 1, 2007	30,696	341	187,990	515	64,228	(106,292)	146,782
Comprehensive income:
Net income	—	—	—	—	24,991	—	24,991
Change in valuation of interest rate swap agreements, net of tax of $305	—	—	—	(532)	—	—	(532)
Other, net	—	—	—	375	—	—	375
Comprehensive income							24,834
Exercise of stock options	674	7	10,783	—	—	—	10,790
Tax benefit related to exercise of non-qualified stock options	—	—	3,047	—	—	—	3,047
Acquisition of treasury stock	(2,213)	—	—	—	—	(61,943)	(61,943)
Other	—	—	3,928	—	—	—	3,928
Balance at September 30, 2007	29,157	$348	$205,748	$358	$89,219	$(168,235)	$127,438

Balance at December 30, 2007	28,777	$349	$208,598	$156	$96,963	$(179,163)	$126,903
Comprehensive income:
Net income	—	—	—	—	24,020	—	24,020
Change in valuation of interest rate swap agreements, net of tax of $64	—	—	—	(142)	—	—	(142)
Other, net	—	—	—	(254)	—	—	(254)
Comprehensive income							23,624
Exercise of stock options	259	3	4,614	—	—	—	4,617
Tax benefit related to exercise of non-qualified stock options	—	—	770	—	—	—	770
Acquisition of treasury stock	(1,397)	—	—	—	—	(37,659)	(37,659)
Other	—	—	2,997	—	—	—	2,997
Balance at September 28, 2008	27,639	$352	$216,979	$(240)	$120,983	$(216,822)	$121,252

At September 30, 2007, the accumulated other comprehensive gain of $358 was comprised of unrealized foreign currency translation gains of $1,471, a net unrealized gain on investments of $10, offset by a net unrealized loss on the interest rate swap agreements of $539 and a $584 pension liability for PJUK.

At September 28, 2008, the accumulated other comprehensive loss of $240 was comprised of a net unrealized loss on the interest rate swap agreements of $1,442, offset by unrealized foreign currency translation gains of $1,202.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 28, 2008	Sept. 30, 2007
Operating activities
Net income	$24,020	$24,991
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant closure, impairment and disposition losses	5,071	500
Provision for uncollectible accounts and notes receivable	1,896	1,204
Depreciation and amortization	25,000	23,395
Deferred income taxes	(5,373)	(10,315)
Stock-based compensation expense	2,997	3,807
Excess tax benefit related to exercise of non-qualified stock options	(770)	(3,047)
Other	1,094	3,618
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,036)	1,633
Inventories	1,896	4,099
Prepaid expenses	3,450	1,529
Other current assets	109	2,329
Other assets and liabilities	(1,359)	(2,514)
Accounts payable	(1,744)	295
Income and other taxes	(3,357)	(3,404)
Accrued expenses	(3,227)	(511)
Unearned franchise and development fees	(94)	(432)
Net cash provided by operating activities	47,573	47,177
Investing activities
Purchase of property and equipment	(24,021)	(23,091)
Purchase of investments	(632)	—
Proceeds from sale or maturity of investments	843	732
Loans issued	(925)	(5,966)
Loan repayments	1,469	5,839
Acquisitions	(100)	(24,983)
Proceeds from divestitures of restaurants	—	632
Other	206	30
Net cash used in investing activities	(23,160)	(46,807)
Financing activities
Net proceeds from line of credit facility	11,000	28,000
Net proceeds from short-term debt - variable interest entities	300	13,875
Excess tax benefit related to exercise of non-qualified stock options	770	3,047
Proceeds from exercise of stock options	4,617	10,790
Acquisition of Company common stock	(37,659)	(61,943)
Other	402	862
Net cash used in financing activities	(20,570)	(5,369)
Effect of exchange rate changes on cash and cash equivalents	(42)	98
Change in cash and cash equivalents	3,801	(4,901)
Cash and cash equivalents at beginning of period	8,877	12,979
Cash and cash equivalents at end of period	$12,678	$8,078

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 28, 2008

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 30, 2007.

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

•                  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of September 28, 2008 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

Financial assets:
Investments	$614	$614	$—	$—
Non-qualified deferred compensation plan	10,226	10,226	—	—

Financial liabilities:
Interest rate swaps	2,254	—	2,254	—

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special-purpose entity formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed quarterly price based in part upon historical average market prices.  PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. PJFS purchased $45.1 million and $125.3 million of cheese from BIBP for the three and nine months ended September 28, 2008, respectively, and $38.2 million and $99.2 million of cheese for the comparable periods in 2007, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE.  We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized.

We recognized pre-tax income of $2.8 million ($1.8 million net of tax, or $0.07 per share) for the three months ended September 28, 2008 and a pre-tax loss of $11.4 million ($7.4 million net of tax, or $0.27 per share) for the nine months ended September 28, 2008, and pre-tax losses of $10.7 million ($7.0 million net of tax, or $0.23 per share) and $19.4 million ($12.5 million net of tax, or $0.41 per share) for the three and nine months ended September 30, 2007, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to be significant for any given reporting period due to the volatility of the cheese market.

BIBP has a $15.0 million line of credit with a commercial bank. Recently, Papa John’s agreed to guarantee the outstanding balance associated with the line of credit.  As of September 28, 2008, BIBP had outstanding borrowings of $9.0 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility.  In addition, Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of September 28, 2008, BIBP had outstanding borrowings of $35.4 million with Papa John’s (the $35.4 million outstanding balance under the Papa John’s line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s).

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s was deemed the primary beneficiary of three franchise entities as of September 28, 2008 and September 30, 2007, even though we had no ownership in them.  The three franchise entities at September 28, 2008 operated a total of twelve restaurants with annual revenues approximating $8.3 million. Our net loan balance receivable from these entities was $566,000 at September 28, 2008, with no further funding commitments. The consolidation of these franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of September 28, 2008 and December 30, 2007:

	September 28, 2008			December 30, 2007
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$153	$43	$196	$1,789	$235	$2,024
Accounts receivable - Papa John’s	5,349	—	5,349	4,424	—	4,424
Other current assets	1,725	40	1,765	968	46	1,014
Net property and equipment	—	1,015	1,015	—	756	756
Goodwill	—	455	455	—	455	455
Deferred income taxes	15,366	—	15,366	11,324	—	11,324
Total assets	$22,593	$1,553	$24,146	$18,505	$1,492	$19,997

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$6,113	$362	$6,475	$9,785	$319	$10,104
Short-term debt - third party	9,000	—	9,000	8,700	—	8,700
Short-term debt - Papa John’s	35,432	566	35,998	20,538	560	21,098
Total liabilities	50,545	928	51,473	39,023	879	39,902
Stockholders’ equity (deficit)	(27,952)	625	(27,327)	(20,518)	613	(19,905)
Total liabilities and stockholders’ equity (deficit)	$22,593	$1,553	$24,146	$18,505	$1,492	$19,997

4.              Restaurant Closure, Impairment and Dispositions

During the third quarter, we entered into four agreements to sell a total of 26 Company-owned restaurants. These transactions were completed early in the fourth quarter. Total consideration for the sale of the restaurants was $2.5 million, consisting of cash proceeds of $1.1 million and notes financed by Papa John’s for $1.4 million. In addition, we entered into a preliminary agreement to sell 37 Company-owned restaurants, which is expected to be finalized during the fourth quarter. The sale of the 37 restaurants is subject to the completion of due diligence and finalization of commercial terms. Given the uncertainty for available financing in the current credit environment, we will provide 100% of the financing for the transaction, with the expectation that the buyer, an existing Papa John’s franchisee, will obtain third-party financing at a future date when the credit markets have stabilized. For the transactions for which we provide significant financing, we will include the operating results of those franchise entities in the Papa John’s financial statements as defined under FIN 46, even though we have no ownership interest in the franchise entities.

The annual revenues for the above-mentioned 63 restaurants approximate $38 million. In connection with the divestiture, or anticipated divestiture, of those 63 restaurants, including the closure of three restaurants in one market, we recorded pre-tax losses of $3.9 million and $5.1 million in the three and nine months ended September 28, 2008, respectively. Upon completion of the divestiture of the 63 restaurants, we will record a $3.1 million intangible asset, representing the value of the investment in the continuing franchise agreement with the purchasers/franchisees. The $3.1 million intangible asset will be amortized over the ten-year franchise agreements as a reduction in royalty revenue of approximately $310,000 annually.

5.              Debt

Our debt is comprised of the following (in thousands):

	September 28,	December 30,
	2008	2007

Revolving line of credit	$145,000	$134,000
Debt associated with VIEs *	9,000	8,700
Other	85	6
Total debt	154,085	142,706
Less: current portion of debt	(9,000)	(8,700)
Long-term debt	$145,085	$134,006

*Papa John’s has guaranteed BIBP’s outstanding debt.

6.              Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
	2008	2007	2008	2007

Basic earnings per common share:
Net income	$7,747	$4,827	$24,020	$24,991
Weighted average shares outstanding	27,787	29,708	28,286	29,942
Basic earnings per common share	$0.28	$0.16	$0.85	$0.83

Earnings per common share - assuming dilution:
Net income	$7,747	$4,827	$24,020	$24,991

Weighted average shares outstanding	27,787	29,708	28,286	29,942
Dilutive effect of outstanding stock compensation awards	197	319	192	493
Diluted weighted average shares outstanding	27,984	30,027	28,478	30,435
Earnings per common share - assuming dilution	$0.28	$0.16	$0.84	$0.82

7.              Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Net income	$7,747	$4,827	$24,020	$24,991
Change in valuation of interest rate swap agreements, net of tax	87	(895)	(142)	(532)
Other, net	(387)	55	(254)	375
Comprehensive income	$7,447	$3,987	$23,624	$24,834

8.              Segment Information

We have defined five reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations and variable interest entities (“VIEs”).

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings, dessert items and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, China and Mexico and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. VIEs consist of entities in which we are deemed the primary beneficiary, as defined in Note 3, and include BIBP and certain franchisees to which we have extended loans. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations and certain partnership development activities.

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

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. No single external customer accounted for 10% or more of our consolidated revenues in the periods covered by this report.

Our segment information is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Revenues from external customers:
Domestic Company-owned restaurants	$130,662	$126,610	$403,332	$368,287
Domestic commissaries	108,804	97,753	321,172	294,176
Domestic franchising	14,572	13,760	45,943	43,261
International	10,333	7,795	28,779	21,939
Variable interest entities (1)	2,014	1,862	6,293	5,151
All others	13,643	14,995	46,922	46,841
Total revenues from external customers	$280,028	$262,775	$852,441	$779,655

Intersegment revenues:
Domestic commissaries	$36,443	$33,155	$108,519	$93,684
Domestic franchising	463	390	1,407	1,067
International	324	227	932	533
Variable interest entities (1)	45,057	38,186	125,290	99,203
All others	3,906	4,526	12,042	11,941
Total intersegment revenues	$86,193	$76,484	$248,190	$206,428

Income (loss) before income taxes:
Domestic Company-owned restaurants (2)	$(1,067)	$3,493	$13,888	$19,243
Domestic commissaries	6,142	9,661	22,199	27,592
Domestic franchising	12,599	11,629	40,166	36,737
International	(1,193)	(2,022)	(4,452)	(6,374)
Variable interest entities (3)	2,826	(10,707)	(11,427)	(19,370)
All others	1,039	1,321	5,557	4,045
Unallocated corporate expenses	(8,523)	(9,369)	(26,886)	(25,150)
Elimination of intersegment profits	(269)	(167)	(1,704)	(1,061)
Total income before income taxes	$11,554	$3,839	$37,341	$35,662

Property and equipment:
Domestic Company-owned restaurants	$161,627
Domestic commissaries	78,532
International	10,842
Variable interest entities	1,994
All others	24,493
Unallocated corporate assets	137,912
Accumulated depreciation and amortization	(224,734)
Net property and equipment	$190,666

(1)

The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities are attributable to BIBP.

(2)	Includes losses of $3.9 million and $5.1 million for the three and nine months ended September 28, 2008 associated with restaurant closure, impairment and disposition losses.

(3)	Represents BIBP’s operating income (loss), net of minority interest income for each year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At September 28, 2008, there were 3,317 Papa John’s restaurants (670 Company-owned and 2,647 franchised) operating in all 50 states and 29 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Long-Lived and Intangible Assets

The recoverability of long-lived assets is evaluated annually or more frequently if impairment indicators exist.  Indicators of impairment include historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate the recoverability of long-lived assets on an operating unit basis (e.g., an individual restaurant) based on undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. Recorded values for long-lived assets that are not expected to be recovered through undiscounted future cash flows are written down to current fair value. The recoverability of indefinite-lived intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis (e.g., a regional business unit) by comparing the fair value of the reporting unit to its carrying value. Our estimated fair value for Company-owned restaurants is comprised of two components. The first component is the cash sales price that would be received at the time of the sale and the second component is an investment in the continuing franchise agreement, representing the discounted value of future royalties less any incremental direct operating costs, that would be collected under the ten-year franchise agreement. We purchased 118 domestic restaurants during 2007 and 2006 in several markets, which resulted in recording $41.7 million of goodwill.  If our plans for increased sales, unit growth and profitability of these restaurants are not met, future impairment charges could occur. At September 28, 2008, our United Kingdom subsidiary, Papa John’s UK (“PJUK”), had goodwill of approximately $17.2 million. In addition to the sale of the Perfect Pizza operations, which occurred in 2006, we have restructured management and developed plans for PJUK to improve its future operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom and increase net PJUK franchise unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives are not successful, impairment charges could occur.

Subsequent to the third quarter, we sold to franchisees 26 Company-owned restaurants located in three markets. Total consideration for the sale of the restaurants was $2.5 million (including cash proceeds of $1.1 million and notes issued by the purchasers of $1.4 million). As a part of the sales of the restaurants, we recorded a $1.5 million intangible asset for the investment in the continuing franchise agreement, representing the discounted value of the royalties we will receive over the next ten years from the purchaser/franchisee. The $1.5 million intangible asset will be amortized over the ten-year franchise agreement as a reduction in royalty income of $150,000 annually.

In addition, we entered into a preliminary agreement to sell 37 Company-owned restaurants to a franchisee, which is expected to be finalized during the fourth quarter. The divestiture of the 37 restaurants is subject to the completion of due diligence and finalization of commercial terms. Given the uncertainty for available financing in the current credit environment, we will provide 100% of the financing for the transaction, with the expectation that the buyer, an existing Papa John’s franchisee, will obtain third party financing at a future date when the credit markets have stabilized. Upon completion of the sale of the 37 restaurants, we will record a $1.6 million intangible asset for the investment in the continuing franchise agreement. The $1.6 million intangible asset will be amortized over the ten-year franchise agreement as a reduction in royalty revenue of approximately $160,000 annually.

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

From October 2000 through September 2004, our captive insurance company, which provided insurance to our franchisees, was self-insured. In October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. This arrangement eliminates our risk of loss for franchise insurance coverage written after September 2004, but our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from the inception of the captive insurance company in October 2000 through September 2004. Such adjustments, if any, will be determined in part based upon periodic actuarial valuations.

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

As of September 28, 2008, we had a net deferred income tax asset balance of $25.0 million, of which approximately $15.4 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures based on Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) requirements. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized reductions in income tax expense of $500,000 for the three- and nine-month periods in 2008 and $2.4 million for the comparable 2007 periods in our customary income tax expense due to the finalization of certain income tax issues.

Consolidation of BIBP Commodities, Inc. as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we consolidate the financial results of BIBP since we qualify as the primary beneficiary, as defined by FIN 46, of BIBP. We recognized a pre-tax gain of $2.8 million for the three months ended September 28, 2008 and a pre-tax loss of $11.4 million for the nine months ended September 28, 2008, compared to pre-tax losses of $10.7 million and $19.4 million for the three and nine months ended September 30, 2007, respectively, from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Many domestic franchisees are facing financial challenges due to a recent decline in sales and continued operating margin pressures from higher commodity costs (primarily cheese and wheat) as well as increased utility costs.  In addition, due to the recent events impacting credit availability, many franchisees are having difficulty obtaining credit from third-party lending institutions for working capital and development purposes. In an effort to assist franchisees through this difficult period, the BIBP formula was modified effective for the last two months of 2008. The modified formula will result in domestic restaurants paying the expected futures spot market price for cheese plus an interest carry cost, which is approximately $0.28 per pound less than the pre-established fourth quarter price paid by domestic restaurants during October 2008. The modified price will reduce the food cost and increase operating margin for the average restaurant approximately 1.4% for the last two months of 2008. Any decision to continue this formula modification into 2009 will be made as part of a comprehensive assessment of potential franchise support initiatives due to ongoing economic challenges.

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

•                  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of September 28, 2008 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

Financial assets:
Investments	$614	$614	$—	$—
Non-qualified deferred compensation plan	10,226	10,226	—	—

Financial liabilities:
Interest rate swaps	2,254	—	2,254	—

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

Restaurant Progression

	Three Months Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	652	606	648	577
Opened	—	2	9	15
Closed	(3)	(1)	(9)	(3)
Acquired from franchisees	—	42	1	61
Sold to franchisees	—	—	—	(1)
End of period	649	649	649	649
International Company-owned:
Beginning of period	18	8	14	11
Opened	4	1	9	1
Closed	(1)	—	(2)	—
Acquired from franchisees		2		2
Sold to franchisees	—	—	—	(3)
End of period	21	11	21	11
U.S. franchised:
Beginning of period	2,117	2,096	2,112	2,080
Opened	25	36	71	96
Closed	(14)	(12)	(54)	(38)
Acquired from Company	—	—	—	1
Sold to Company	—	(42)	(1)	(61)
End of period	2,128	2,078	2,128	2,078
International franchised:
Beginning of period	483	380	434	347
Opened	38	28	93	64
Closed	(2)	(5)	(8)	(11)
Acquired from Company	—	—	—	3
Sold to Company	—	(2)	—	(2)
End of period	519	401	519	401
Total restaurants - end of period	3,317	3,139	3,317	3,139

Results of Operations

Variable Interest Entities

As required by FIN 46, our operating results include BIBP’s operating results.  The consolidation of BIBP had a significant impact on our operating results for the first nine months of 2008 and the first nine months and full year of 2007, and is expected to have a significant impact on our future operating results, including the full year of 2008, and income statement presentation as described below.

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

In addition, we have extended loans to certain franchisees. Under the FIN 46 rules, we are deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. We consolidated the financial results of three franchise entities operating a total of twelve restaurants with annual sales approximating $8.3 million and $8.4 million for 2008 and 2007, respectively.

The following table summarizes the impact of VIEs, prior to the required consolidating eliminations, on our consolidated statements of income for the three and nine months ended September 28, 2008 and September 30, 2007 (in thousands):

	Three Months Ended			Three Months Ended
	September 28, 2008			September 30, 2007
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$2,014	$2,014	$—	$1,862	$1,862
BIBP sales	45,057	—	45,057	38,186	—	38,186
Total revenues	45,057	2,014	47,071	38,186	1,862	40,048

Operating expenses	41,623	1,903	43,526	48,650	1,699	50,349
General and administrative expenses	99	127	226	28	80	108
Other general expense (income)	—	(35)	(35)	—	69	69
Depreciation and amortization	—	19	19	—	14	14
Total costs and expenses	41,722	2,014	43,736	48,678	1,862	50,540
Operating income (loss)	3,335	—	3,335	(10,492)	—	(10,492)
Interest expense	(509)	—	(509)	(215)	—	(215)
Income (loss) before income taxes	$2,826	$—	$2,826	$(10,707)	$—	$(10,707)

	Nine Months Ended			Nine Months Ended
	September 28, 2008			September 30, 2007
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$6,293	$6,293	$—	$5,151	$5,151
BIBP sales	125,290	—	125,290	99,203	—	99,203
Total revenues	125,290	6,293	131,583	99,203	5,151	104,354

Operating expenses	135,068	5,997	141,065	118,203	4,664	122,867
General and administrative expenses	145	291	436	75	189	264
Other general expense (income)	—	(44)	(44)	—	260	260
Depreciation and amortization	—	49	49	—	38	38
Total costs and expenses	135,213	6,293	141,506	118,278	5,151	123,429
Operating loss	(9,923)	—	(9,923)	(19,075)	—	(19,075)
Interest expense	(1,504)	—	(1,504)	(295)	—	(295)
Loss before income taxes	$(11,427)	$—	$(11,427)	$(19,370)	$—	$(19,370)

Non-GAAP Measures

The financial information we present in this report excluding the impact of the consolidation of BIBP, the finalization of certain income tax issues and the loss recorded on the divestiture of Company-owned restaurants, are not measures that are defined in accordance with accounting principles generally accepted in the United States (“GAAP”). These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. We believe the financial information excluding the impact of the above-mentioned items is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. We analyze our business performance and trends excluding the impact of these items because they are not indicative of the principal operating activities of the Company. In addition, annual cash bonuses, and certain long-term incentive programs for various levels of management, are based on financial measures that exclude BIBP and income tax issues. We believe these non-GAAP measures provide management and investors with a more consistent view of performance than the closest GAAP equivalent. We compensate for this by using these measures in combination with the GAAP measures. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Summary of Operating Results

Total revenues were $280.0 million for the third quarter of 2008, representing an increase of $17.3 million, or 6.6%, from revenues of $262.8 million for the same period in 2007. For the nine-month period ending September 28, 2008, total revenues were $852.4 million, representing an increase of $72.8 million, or 9.3%, from revenues of $779.7 million for the same period in 2007. The increases of $17.3 million and $72.8 million in revenues for the three and nine months ended September 28, 2008, respectively, were primarily due to the following:

•

Domestic Company-owned restaurant revenues increased $4.1 million, or 3.2%, for the three-month period ending September 28, 2008, reflecting an increase in comparable sales results of 1.9% and an increase of 1.0% in equivalent units due to the acquisition of domestic restaurants during the third quarter of 2007. Domestic Company-owned restaurant revenues increased $35.0 million, or 9.5%, for the nine-month period ending September 28, 2008, reflecting an increase in comparable sales results of 2.7% and an increase of 6.6% in equivalent units from the comparable period in 2007 due primarily to the acquisition of 42 domestic restaurants during the third quarter of 2007. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

•

Franchise royalties increased $1.2 million and $3.2 million for the three and nine months ended September 28, 2008, respectively, primarily due to the increase in royalty rate from 4.0% to 4.25% for the majority of domestic franchise restaurants effective at the beginning of 2008 and a 1.6% increase in comparable sales in both the three- and nine-month periods.

•

Domestic commissaries revenues increased $11.1 million and $27.0 million for the three and nine months ended September 28, 2008, respectively, due to increases in the prices of certain commodities, primarily cheese and wheat. The commissary charges a fixed dollar mark-up on its cost of cheese, and cheese cost is based upon the 40 lb. cheddar block price, which increased from $1.50 per pound in the third quarter of 2007 to $2.04 per pound in the third quarter of 2008, or a 36.0% increase, and increased from $1.41 per pound for the first nine months of 2007 to $1.80 per pound for the first nine months of 2008, or a 27.7% increase.

•

International revenues increased $2.5 million and $6.8 million for the three and nine months ended September 28, 2008, respectively, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the past year.

•

Other sales decreased $1.4 million for the three months ended September 28, 2008 or 9.0%, primarily due to reduced volumes at our print and promotions operations. For the nine months ended September 28, 2008, other sales were consistent with the prior comparable period.

Our income before income taxes totaled $11.6 million and $37.3 million for the three and nine months ended September 28, 2008, respectively, compared to $3.8 million and $35.7 million for the same periods in 2007, respectively, as summarized in the following table on an operating segment basis (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 28,	Sept. 30,	Increase	Sept. 28,	Sept. 30,	Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Domestic Company-owned restaurants	$(1,067)	$3,493	$(4,560)	$13,888	$19,243	$(5,355)
Domestic commissaries	6,142	9,661	(3,519)	22,199	27,592	(5,393)
Domestic franchising	12,599	11,629	970	40,166	36,737	3,429
International	(1,193)	(2,022)	829	(4,452)	(6,374)	1,922
All others	1,039	1,321	(282)	5,557	4,045	1,512
Unallocated corporate expenses	(8,523)	(9,369)	846	(26,886)	(25,150)	(1,736)
Elimination of intersegment profits	(269)	(167)	(102)	(1,704)	(1,061)	(643)
Income before income taxes, excluding variable interest entities	8,728	14,546	(5,818)	48,768	55,032	(6,264)
Variable interest entities	2,826	(10,707)	13,533	(11,427)	(19,370)	7,943
Total income before income taxes	$11,554	$3,839	$7,715	$37,341	$35,662	$1,679

Excluding the impact of the consolidation of BIBP, third quarter 2008 income before taxes was $8.7 million, or a decrease of approximately $5.8 million from 2007 comparable results, and income before income taxes for the nine months ended September 28, 2008 was $48.8 million, or a decrease of approximately $6.3 million from 2007 comparable results. The decreases of $5.8 million and $6.3 million, respectively, for the three and nine months ended September 28, 2008, excluding the consolidation of BIBP, were principally due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income decreased approximately $4.6 million and $5.4 million for the three- and nine-month periods ended September 28, 2008, respectively, as compared to the corresponding periods in 2007, comprised of the following:

	Three Months Ended			Nine Months Ended
	Sept. 28,	Sept. 30,	Increase	Sept. 28,	Sept. 30,	Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Recurring operations	$2,861	$3,993	$(1,132)	$18,959	$19,149	$(190)
Loss on disposition of restaurants	(3,928)	(500)	(3,428)	(5,071)	(500)	(4,571)
Gain on lease termination	—	—	—	—	594	(594)
Total segment operating income (loss)	$(1,067)	$3,493	$(4,560)	$13,888	$19,243	$(5,355)

Domestic Company-owned restaurants’ income from recurring operations decreased approximately $1.1 million and $200,000 for the three- and nine-month periods ended September 28, 2008, respectively, as compared to the same periods in 2007. The decreases were primarily the result of the significant rise in commodity costs during the three- and nine-month periods ended September 28, 2008, partially offset by the fixed cost leverage associated with increases of 1.9% and 2.7% in comparable sales for the three- and nine-month periods ended September 28, 2008, respectively. Restaurant operating margin on an external basis, excluding the impact of the consolidation of BIBP, decreased as a percentage of sales 1.9% and 1.4% for the three- and nine-month periods ended September 28, 2008, respectively.

During the third quarter, we entered into four agreements to sell a total of 26 Company-owned restaurants. These transactions were completed early in the fourth quarter. Total consideration for the sale of the restaurants was $2.5 million, consisting of cash proceeds of $1.1 million and notes financed by Papa John’s for $1.4 million. In addition, we entered into a preliminary agreement to sell 37 Company-owned restaurants, which is expected to be finalized during the fourth quarter. The sale of the 37 restaurants is subject to the completion of due diligence and finalization of commercial terms. Given the uncertainty for available financing in the current credit environment, we will provide 100% of the financing for the transaction, with the expectation that the buyer, an existing Papa John’s franchisee, will obtain third-party financing at a future date when the credit markets have stabilized. For the transactions for which we provide significant financing, we will include the operating results of those franchise entities in the Papa John’s financial statements as defined under FIN 46, even though we have no ownership interest in the franchise entities.

The annual revenues for the above-mentioned 63 restaurants approximate $38 million. In connection with the divestiture, or anticipated divestiture, of those 63 restaurants, including the closure of three restaurants in one market, we recorded pre-tax losses of $3.9 million and $5.1 million in the three and nine months ended September 28, 2008, respectively. Upon completion of the divestiture of the 63 restaurants, we will record a $3.1 million intangible asset, representing the value of the investment in the continuing franchise agreement with the purchasers/franchisees. The intangible asset will be amortized over the ten-year franchise agreements as a reduction in royalty revenue of approximately $310,000 annually.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income decreased approximately $3.5 million and $5.4 million for the three and nine months ended September 28, 2008, respectively, over the comparable periods in 2007, reflecting a decline in sales volumes, increases in distribution costs due to higher fuel prices and a reduction in gross margin resulting from increases in the cost of certain commodities that were not passed along via price increases to domestic restaurants.

•                  Domestic Franchising Segment. Domestic franchising operating income increased approximately $1.0 million to $12.6 million for the three months ended September 28, 2008, from $11.6 million in the prior comparable period and increased $3.4 million to $40.2 million for the nine-month period ended September 28, 2008, from $36.7 million in the prior comparable period. The increases for both the three- and nine-month periods were primarily the result of the 0.25% increase in our royalty rate implemented at the beginning of 2008 (the royalty rate for the majority of domestic franchisees is 4.25% in 2008 as compared to 4.0% in 2007). Our equivalent franchise units increased 2.0% and 1.1% for the three- and nine-month periods, respectively, as compared to the same periods of the prior year.

•                  International Segment. The international segment reported operating losses of $1.2 million and $4.5 million for the three and nine months ended September 28, 2008, respectively, compared to losses of $2.0 million and $6.4 million, respectively, in the same periods of the prior year. The improvements of $800,000 and $1.9 million in operating results in the three- and nine-month periods, respectively, reflect leverage on the international organizational structure from increased revenues due to growth in the number of units and unit volumes.

•                  All Others Segment. The operating income for the “All others” reporting segment decreased approximately $300,000 for the three months ended September 28, 2008 and increased $1.5 million for the nine months ended September 28, 2008, as compared to the corresponding 2007 periods. The decline in operating results for the three months ended September 28, 2008 was due to lower sales from our print and promotions subsidiary, Preferred Marketing Solutions, Inc. (Preferred Marketing). The increase for the nine-month period ended September 28, 2008 was primarily due to an increase in sales for Preferred Marketing during the first six months of the year and an increase in sales from our online operations on a year-to-date basis.

•      Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $800,000 for the three months ended September 28, 2008 and increased $1.7 million for the nine months ended September 28, 2008, as compared to the corresponding periods of the prior year. The components of the unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 28,	Sept. 30,	Increase	Sept. 28,	Sept. 30,	Increase
	2008	2007	(decrease)	2008	2007	(decrease)

General and administrative	$5,150	$6,297	$(1,147)	$17,346	$15,586	$1,760
Net interest	1,286	1,583	(297)	3,644	4,281	(637)
Depreciation	2,016	1,677	339	5,753	4,990	763
Contributions to the Marketing Fund	75	—	75	225	400	(175)
Other expense (income)	(4)	(188)	184	(82)	(107)	25
Total unallocated corporate expenses	$8,523	$9,369	$(846)	$26,886	$25,150	$1,736

The decrease of $1.1 million in general and administrative expenses for the three months ended September 28, 2008 was primarily due to a reduction in the expected payments under certain cash and equity-based compensation programs. The increase in general and administrative expenses for the nine months ended September 28, 2008, as compared to the corresponding 2007 period, is due to the 2007 results including an adjustment of approximately $1.2 million for awards forfeited by our Founder Chairman due to a change in status from an employee director of the Company to a non-employee director. Additionally, an increase in certain employee benefit costs during 2008, including health insurance, and severance-related costs impacted the year-over-year comparison.

The effective income tax rate was 35.7% for the nine months ended September 28, 2008, compared to 29.9% in the corresponding 2007 period. During the third quarters of 2008 and 2007, the Company recorded reductions of $500,000 and $2.4 million, respectively, in its customary income tax expense due to the finalization of certain income tax issues.

Diluted earnings per share were $0.28 in the third quarter of 2008, compared to $0.16 in the third quarter of 2007. For the nine months ended September 28, 2008, diluted earnings per share were $0.84, compared to $0.82 per share for the comparable period in 2007. Share repurchase activity had no impact on earnings per diluted share for the three months ended September 28, 2008 and a $0.01 impact for the nine months ended September 28, 2008.

Diluted earnings per share for the three- and nine-month periods ending September 28, 2008 and September 30, 2007 were impacted by the following items:

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
	2008	2007	2008	2007

Earnings per diluted share, as reported	$0.28	$0.16	$0.84	$0.82
(Gain) loss from BIBP cheese purchasing entity	(0.07)	0.23	0.27	0.41
Restaurant closure, impairment and disposition losses	0.09	0.01	0.11	0.01
Gain from finalization of certain income tax issues	(0.02)	(0.08)	(0.02)	(0.08)
Earnings per diluted share, excluding noted items	$0.28	$0.32	$1.20	$1.16

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $130.7 million for the three months ended September 28, 2008, compared to $126.6 million for the same period in 2007, and were $403.3 million for the nine months ended September 28, 2008, compared to $368.3 million for the same period in 2007. The increases for the three- and nine-month periods were due to increases in comparable sales of 1.9% and 2.7%, respectively, and increases of 1.0% and 6.6%, respectively, in equivalent units due to the acquisition of 42 domestic restaurants during the last three months of 2007.

Variable interest entities restaurant sales include restaurant sales for certain franchise entities to which we have extended loans. Revenues from these restaurants totaled $2.0 million and $6.3 million for the three and nine months ended September 28, 2008, as compared to $1.9 million and $5.2 million for the corresponding periods in 2007. We have no further lending commitments to these franchisees.

Domestic franchise sales for the three and nine months ended September 28, 2008 increased 4.3% to $367.6 million and increased 2.7% to $1.122 billion, from $352.6 million and $1.093 billion for the same periods in 2007, respectively, primarily resulting from increases of 1.6% in comparable sales for both the three and nine months ended September 28, 2008, respectively, and increases in equivalent units of 2.0% and 1.1% for the three- and nine-month periods, respectively. Domestic franchise royalties were $14.4 million and $44.6 million for the three and nine months ended September 28, 2008, respectively, representing increases of 9.3% and 7.8%, respectively, over the prior comparable periods. The increases were primarily due to an increase in the royalty rate from 4.0% to 4.25% for the majority of domestic franchise restaurants effective at the beginning of 2008.

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

The comparable sales base and average weekly sales for 2008 and 2007 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	September 28, 2008		September 30, 2007
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	649	2,128	649	2,078
Equivalent units	647	2,068	641	2,028
Comparable sales base units	626	1,921	609	1,898
Comparable sales base percentage	96.8%	92.9%	95.0%	93.6%
Average weekly sales - comparable units	$15,680	$13,536	$15,432	$13,261
Average weekly sales - traditional non-comparable units	$11,169	$10,437	$10,840	$10,766
Average weekly sales - non-traditional non-comparable units	$10,064	$34,213	$9,649	$29,505
Average weekly sales - total non-comparable units	$10,963	$15,511	$10,673	$15,065
Average weekly sales - all units	$15,524	$13,676	$15,191	$13,376

	Nine Months Ended
	September 28, 2008		September 30, 2007
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	649	2,128	649	2,078
Equivalent units	646	2,061	606	2,039
Comparable sales base units	620	1,917	578	1,923
Comparable sales base percentage	96.0%	93.0%	95.4%	94.3%
Average weekly sales - comparable units	$16,203	$13,993	$15,847	$13,730
Average weekly sales - traditional non-comparable units	$12,087	$10,767	$10,402	$11,155
Average weekly sales - non-traditional non-comparable units	$7,975	$28,816	$8,374	$27,015
Average weekly sales - total non-comparable units	$11,461	$13,557	$10,100	$14,038
Average weekly sales - all units	$16,008	$13,963	$15,577	$13,748

Domestic franchise and development fees were approximately $200,000 for the three months ended September 28, 2008, including approximately $100,000 recognized upon development cancellation, extension and transfer fees, compared to approximately $600,000, including approximately $200,000 recognized upon development cancellation, extension and transfer fees, for the same period in 2007. Domestic franchise and development fees decreased to $1.4 million for the nine months ended September 28, 2008, including approximately $500,000 associated with the completion of the franchise renewal program and $300,000 in development cancellation, extension and transfer fees, compared to $1.9 million for the same period in 2007, including $500,000 upon development cancellation, extension and transfer fees. There were 25 and 71 domestic franchise restaurant openings during the three and nine months ended September 28, 2008, respectively, including four units at Live Nation concert amphitheaters, compared to 36 and 96 openings, respectively, during the same periods in 2007, including the opening of ten and 23 units at Live Nation concert amphitheaters for the three- and nine-month periods in 2007. The decrease in fees, exclusive of cancellation, renewal, extension and transfer fees, was primarily the result of fee reductions granted to certain franchisees that opened restaurants in underpenetrated markets.

Domestic commissary sales increased 11.3% to $108.8 million for the three months ended September 28, 2008 from $97.8 million in the comparable 2007 period and increased 9.2% to $321.2 million for the nine months ended September 28, 2008, from $294.2 million for the comparable 2007 period, reflecting an increase in the price of certain commodities, primarily cheese and wheat. Our commissaries charge a fixed dollar mark-up on the cost of cheese, and cheese cost is based upon the 40 lb. cheddar block price, which increased from $1.50 per pound in the third quarter of 2007 to $2.04 per pound in the third quarter of 2008, or a 36.0% increase, and increased from $1.41 per pound for the first nine months of 2007 to $1.80 per pound for the first nine months of 2008, or a 27.7% increase. Other sales decreased to $13.6 million for the three months ended September 28, 2008, from $15.0 million in the prior comparable period and increased to $46.9 million for the nine months ended September 28, 2008, from $46.8 million in the prior comparable period. The changes in other sales were primarily due to changes in volumes at our print and promotions subsidiary, Preferred Marketing.

Our PJUK operations, denominated in British Pounds Sterling and converted to U.S. dollars, represent approximately 57% of international revenues during the nine-month period in 2008, compared to 64% during the nine-month period in 2007. International revenues were $10.3 million and $28.8 million for the three and nine months ended September 28, 2008, respectively, compared to $7.8 million and $21.9 million for the comparable periods in 2007, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the past year.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 16.8% and 18.0% for the three and nine months ended September 28, 2008, respectively, compared to 16.0% and 18.6% for the same periods in 2007. Excluding the impact of consolidating BIBP, the restaurant operating margin decreased 1.9% to 16.2% in the third quarter of 2008 from 18.1% in the same quarter of the prior year, and decreased 1.4% to 18.6% for the nine months ended September 28, 2008 from 20.0% in the corresponding period of 2007, consisting of the following differences:

•                  Cost of sales increased 2.6% and 1.9% for the three and nine months ended September 28, 2008 primarily due to an increase in commodities (principally cheese and wheat).

•                  Salaries and benefits were 0.4% and 0.3% lower as a percentage of sales for the three and nine months ended September 28, 2008, respectively, compared to the 2007 corresponding periods, as increased sales offset labor increases resulting from federal and state minimum wage increases in the latter half of 2007 and 2008.

•                  Advertising and related costs as a percentage of sales were 1.0% and 0.4% lower for the three and nine months ended September 28, 2008 as compared to the corresponding periods in 2007 reflecting fewer discretionary advertising dollars spent during 2008.

•                  Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.7% and 0.2% higher for both the three- and nine-month periods, respectively, as compared to the corresponding periods in 2007. The increase of 0.7% for the three months ended September 28, 2008, as compared to the prior comparable period was due to increases in utilities and mileage reimbursement to our delivery drivers.

Domestic commissary and other margin was 7.7% and 9.1% for the three and nine months ended September 28, 2008, respectively, compared to 10.8% and 11.1% for the same periods in 2007. Cost of sales was 75.0% and 73.9% of revenues for the three and nine months ended September 28, 2008, respectively, compared to 71.8% and 71.5% for both the three- and nine-month periods in 2007, respectively. Cost of sales, as a percentage of revenues, increased due to increases in the cost of certain commodities that were not passed along via price increases to domestic restaurants and due to the previously mentioned fixed dollar markup on the cost of cheese. Given the current commodity cost environment, we chose to mitigate commodity cost increases at domestic restaurants by supporting the entire domestic system via reduced commissary margins. Salaries and benefits were $8.7 million and $26.8 million for the three and nine months ended September 28, 2008, which were relatively consistent with the prior comparable periods. Other operating expenses increased approximately $1.5 million and $3.0 million for the three and nine months ended September 28, 2008, as compared to the prior comparable periods, reflecting increases in distribution costs due to higher fuel prices.

The (income) loss from the franchise cheese-purchasing program, net of minority interest, was income of $2.6 million for the three months ended September 28, 2008 compared to a loss of $7.9 million for the comparable period in 2007. For the nine months ended September 28, 2008, the Company recorded a loss of $7.3 million compared to a loss of $14.0 million for the same period in 2007. These results only represent the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was income of $2.8 million and a loss of $11.4 million for the three- and nine-month periods ended September 28, 2008, compared to losses of $10.7 million and $19.4 million for the same periods in 2007.

General and administrative expenses were $26.2 million or 9.3% of revenues for the three months ended September 28, 2008, compared to $27.3 million or 10.4% of revenues in the same period of 2007, and $80.6 million, or 9.5% of revenues, for the nine months ended September 28, 2008, compared to $77.9 million, or 10.0% of revenues, for the same period in 2007. The decrease of $1.1 million for the three months ended September 28, 2008 was primarily due to a reduction in the expected payments under certain cash and equity-based compensation programs. The increase of $2.7 million for the nine-month period ended September 28, 2008 was primarily due to the fact that the 2007 results included an adjustment of approximately $1.2 million for awards forfeited by our Founder Chairman due to a change in status from an employee director of the Company to a non-employee director. Additionally, an increase in certain employee benefit costs during 2008, including health insurance and severance-related costs recorded in the first quarter of 2008, impacted the year-over-year comparison.

Minority interests and other general expenses reflected net expense of $4.9 million and $8.8 million for the three and nine months ended September 28, 2008, respectively, compared to approximately $1.2 million and $4.1 million, respectively, for the comparable periods in 2007 as detailed below (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 28,	Sept. 30,	Increase	Sept. 28,	Sept. 30,	Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Minority interests	$182	$167	$15	$1,376	$1,203	$173
Restaurant closure, impairment and disposition losses (a)	3,928	500	3,428	5,071	500	4,571
Disposition and valuation-related costs of other assets	367	368	(1)	1,010	1,705	(695)
Provision for uncollectible accounts and notes receivable (b)	269	236	33	758	590	168
Pre-opening costs (income)	58	(85)	143	127	318	(191)
Contribution to Marketing Fund	104	—	104	592	400	192
Gain associated with a terminated lease agreement	—	—	—	—	(594)	594
Other	(17)	—	(17)	(88)	—	(88)
Total minority interests and other general expenses	$4,891	$1,186	$3,705	$8,846	$4,122	$4,724

(a)          The charges for the three- and nine-month periods of 2008 and 2007 relate to the anticipated sale of 63 restaurants and the closure of three restaurants in one market.

(b)         The nine-month period of 2007 includes the collection of $650,000 which had previously been reserved, from Papa Card, Inc., a non-stock, nonprofit corporation, which administers the Papa John’s gift card program.

Depreciation and amortization was $8.6 million (3.1% of revenues) for the three months ended September 28, 2008 compared to $7.9 million (3.0% of revenues) for the comparable period in 2007 and $25.0 million (2.9% of revenues) for the nine months ended September 28, 2008 compared to $23.4 million (3.0% of revenues) for the comparable period in 2007. The increase in depreciation expense was principally due to the acquisition of 42 restaurants during the third quarter of 2008, capital additions we have made within our restaurant operations, and the addition of certain information technology assets.

Net interest. Net interest expense was $1.7 million for the three months ended September 28, 2008 as compared to $1.7 million in 2007 and $5.0 million for the nine months ended September 28, 2008, compared to $4.2 million for the comparable period in 2007. The increase in net interest expense for the nine months ended

September 28, 2008 reflects the increase in our average outstanding debt balance resulting from our share repurchase program and restaurant acquisitions during 2007 and lower investment income than in the 2007 period.

Income Tax Expense.  We recognized reductions of $500,000 and $2.4 million in our customary income tax expense associated with the finalization of certain income tax issues in 2008 and 2007, respectively.  Our effective income tax rate was 35.7% for the nine months ended September 28, 2008, compared to 29.9% for the comparable 2007 period.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	September 28,	December 30,
	2008	2007

Revolving line of credit	$145,000	$134,000
Debt associated with VIEs *	9,000	8,700
Other	85	6
Total debt	154,085	142,706
Less: current portion of debt	(9,000)	(8,700)
Long-term debt	$145,085	$134,006

*Papa John’s has guaranteed BIBP’s outstanding debt.

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

Cash flow from operating activities was $47.6 million in the first nine months of 2008 compared to $47.2 million for the same period in 2007. The consolidation of BIBP decreased cash flow from operations by approximately $11.4 million and $19.4 million in 2008 and 2007, respectively (as reflected in the income from operations and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of the consolidation of BIBP, cash flow from operating activities was $59.0 million in the first nine months of 2008 and $66.5 million in the first nine months of 2007. The $7.5 million decrease, excluding the consolidation of BIBP, was primarily due to a decrease in net income and a decline in working capital, including accounts receivable, accrued expenses and accounts payable.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. In addition, we have a common stock repurchase program. During the nine months ended September 28, 2008, common stock repurchases of $37.7 million and capital expenditures of $24.0 million were funded primarily by cash flow from operations, proceeds from our line of credit facility and from available cash and cash equivalents.

The Company’s board of directors authorized the repurchase of $100.0 million of common stock during 2008 of which $50.0 million is authorized through the end of 2009.  The Company repurchased approximately 1.4 million shares of our common stock at an average price of $26.95 per share, or a total of $37.7 million, during the first nine months of 2008. In September, the Company terminated its previously announced trading plan under Rule 10b5-1 in response to market conditions. The Company retains the ability to repurchase shares on a discretionary basis through the end of 2009 pursuant to the current remaining authorization of $62.3 million at October 29, 2008.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock for the remainder of 2008 from operating cash flows and the $9.6 million remaining availability under our line of credit, reduced for certain outstanding letters of credit.

Forward-Looking Statements

Certain information contained in this quarterly report, particularly information regarding future financial performance and plans and objectives of management, is forward-looking. Certain factors could cause actual results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions and its impact on consumer buying habits; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability of the Company to pass along such increases in or sustained high costs to franchisees; the ability to obtain ingredients from alternative suppliers, if needed; health- or disease-related disruptions or consumer concerns about commodities supplies; the selection and availability of suitable restaurant locations; negotiation of suitable lease or financing terms; constraints on permitting and construction of restaurants; local governmental agencies’ restrictions on the sale of certain food products; higher-than-anticipated construction costs; the hiring, training and retention of management and other personnel; changes in consumer taste, demographic trends, traffic patterns and the type, number and location of competing restaurants; franchisee relations; the uncertainties associated with litigation; the possibility of impairment charges if Papa John’s UK (“PJUK”) or recently acquired restaurants perform below our expectations; our PJUK operations remain contingently liable for payment under certain lease arrangements with a total value of approximately $10.0 million associated with the sold Perfect Pizza operations; federal and state laws governing such matters as wages, benefits, working conditions, citizenship requirements and overtime, including legislation to further increase the federal and state minimum wage; and labor shortages in various markets resulting in higher required wage rates. In recent months, the credit markets have experienced instability. Certain franchisees, or prospective franchisees, may experience difficulty in obtaining adequate financing and thus our growth strategy and franchise revenues may be adversely affected. The above factors might be especially harmful to the financial viability of franchisees or Company-owned operations in under-penetrated or emerging markets, leading to greater unit closings than anticipated. Increases in projected claims losses for the Company’s self-insured coverage or within the captive franchise insurance program could have a significant impact on our operating results. Additionally, domestic franchisees are only required to purchase seasoned sauce and dough from our quality control centers (“QC Centers”) and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our QC Centers, including the recoverability of the BIBP cheese purchasing entity deficit. Our international operations are subject to additional factors, including political and health conditions in the countries in which the Company or its franchisees operate; currency regulations and fluctuations; differing business and social cultures and consumer preferences; diverse government regulations and structures; ability to source high-quality ingredients and other commodities in a cost-effective manner; and differing interpretation of the obligations established in franchise agreements with international franchisees.  See “Part II. Item 1A. – Risk Factors” of this Form 10-Q and “Part I. Item 1A. – Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 30, 2007 for additional factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at September 28, 2008 was principally comprised of a $145.0 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels.

We have three interest rate swap agreements that provide for fixed rates of 4.98%, 5.18% and 3.74%, as compared to LIBOR, on the following amount of floating rate debt:

	Floating Rate Debt	Fixed Rates
The first interest rate swap agreement:
March 15, 2006 to January 16, 2007	$50 million	4.98%
January 16, 2007 to January 15, 2009	$60 million	4.98%
January 15, 2009 to January 15, 2011	$50 million	4.98%

The second interest rate swap agreement:
March 1, 2007 to January 31, 2009	$30 million	5.18%

The third interest rate swap agreement:
January 31, 2009 to January 31, 2011	$50 million	3.74%

The effective interest rate on the line of credit, including the impact of the interest rate swap agreements, was 5.16% as of September 28, 2008. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of September 28, 2008, as mitigated by the interest rate swap agreements based on present interest rates, would increase interest expense approximately $550,000. The annual impact of a 100 basis point increase in interest rates on the debt associated with BIBP would be $90,000.

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

As a result of the adoption of FIN 46, Papa John’s began consolidating the operating results of BIBP in 2004. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our operating results for the first nine months of 2008 as well as the first nine months of 2007 and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants.

Many domestic franchisees are facing financial challenges due to recent declining sales trends and continued operating margin pressures from higher commodity costs (primarily cheese and wheat) as well as increased labor and energy costs. In addition, due to the recent events impacting credit availability, some franchisees are having difficulty obtaining credit from third-party lending institutions for working capital and development purposes. In an effort to assist franchisees through this difficult period, the BIBP formula was modified effective for the last two months of 2008. The modified formula will result in domestic restaurants paying the expected futures spot market price for cheese plus an interest carry cost, which is approximately $0.28 per pound less than the pre-established fourth quarter price paid by domestic restaurants during October 2008. The modified price will reduce the food cost and increase operating margin for the average restaurant approximately 1.4% for the last two months of 2008. Any decision to continue this formula modification into 2009 will be made as part of a comprehensive assessment of potential franchise support initiatives due to ongoing economic challenges.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the third quarter of 2009 (based on the October 29, 2008 Chicago Mercantile Exchange (CME) milk futures market prices) and the actual prices in 2008 and 2007 to date:

	2009				2008			2007
	BIBP		Actual		BIBP	Actual		BIBP	Actual
	Block Price (b)		Block Price		Block Price	Block Price		Block Price	Block Price

Quarter 1	$1.887	(a)	$1.615	(a)	$1.608	$1.904		$1.344	$1.341
Quarter 2	1.940	(a)	1.652	(a)	1.754	1.996		1.379	1.684
Quarter 3	1.899	(a)	1.679	(a)	2.042	1.859		1.497	1.969
Quarter 4	N/A		N/A		1.831	1.743	(a)	1.564	1.982
Full Year	N/A		N/A		$1.809	$1.876	(a)	$1.446	$1.744

The following table presents the 2007 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2007
Quarter 1	$(406)
Quarter 2	(8,257)
Quarter 3	(10,707)
Quarter 4	(12,339)
Full Year	$(31,709)

Additionally, based on the CME milk futures market prices as of October 29, 2008, and the actual fourth quarter and projected first, second and third quarters of 2009 cheese costs to restaurants as determined by the BIBP pricing formula (including the modified price for the last two months of the quarter as noted above, and assuming no modification to the formula price in 2009) the consolidation of BIBP is projected to increase (decrease) our pre-tax income as follows (in thousands):

Quarter 1 - 2008	$(7,951)
Quarter 2 - 2008	(6,302)
Quarter 3 - 2008	2,826
Quarter 4 - 2008	2,212	(c)
Full Year - 2008	$(9,215	)(c)

Quarter 1 - 2009	$6,760	(b), (c)
Quarter 2 - 2009	$6,888	(b), (c)
Quarter 3 - 2009	$5,333	(b), (c)

N/A – not available
(a)	The amounts are estimates based on futures prices.
(b)

The projected BIBP price for 2009 assumes we do not modify (i.e., reduce) the formula as we did for the last two months of 2008. If we modify the BIBP formula for 2009, the projected BIBP block price would approximate the expected futures spot market price plus an interest carry cost and BIBP would have approximately break-even results.

(c)

The projections are based upon current futures market prices. Historically, actual results have been subject to large fluctuations and have often differed significantly from previous projections using the futures market prices.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for our 2007 fiscal year could materially affect the Company’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may adversely affect our business, financial condition or operating results.

The following updates to our risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 30, 2007:

•                  The current credit markets have experienced extreme deterioration and are highly unpredictable.  Further deterioration of the credit markets may impact the ability of our franchisees and prospective franchisees to obtain financing to acquire, expand or operate franchises. This may require the Company to provide financing to certain franchisees and prospective franchisees in order to mitigate store closings, allow new units to open and continue to execute our refranchising strategy, due to the unavailability of credit. If we are unable or unwilling to provide such financing, our results of operations may be adversely impacted.

•                  Any increase in or continued high cost of food ingredients and other commodities could adversely impact our operating results and the operating results of our franchisees. Higher commodity costs (primarily cheese and wheat) have resulted in operating margin pressure on our franchisees. Given the current commodity cost environment, we chose to mitigate commodity cost increases at domestic restaurants by supporting the entire domestic system via reduced commissary margins. For example, we did not pass through higher fuel charges incurred during 2008 by our quality control centers (“QC Centers”) to our domestic restaurants. Additionally, for the last two months of 2008, in an effort to assist franchisees through this difficult period, we have decided not to pass along the higher price of cheese that would have been required under the pricing formula for cheese sales from BIBP, the franchisee-owned cheese purchasing entity, to franchisees. Instead, we are allowing domestic restaurants to pay the expected futures spot market price for cheese plus an interest carry cost, which is approximately $0.28 per pound less than the pre-established fourth quarter price paid by domestic restaurants during October 2008. Our decision during the fourth quarter to reduce the BIBP formula price will result in a delay in the recovery of the BIBP cheese purchasing entity deficit. Additionally, further delays in the recovery of the BIBP deficit will occur if we decide to continue to assist the domestic franchise system in 2009 or beyond by maintaining a lower BIBP price than would otherwise be called for by the pricing formula. Domestic franchisees are only required to purchase seasoned sauce and dough from our QC Centers and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our QC Centers, including the recovery of the BIBP cheese purchasing entity deficit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $775.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2009. Through September 28, 2008, a total of 42.2 million shares with an aggregate cost of $712.7 million and an average price of $16.89 per share have been repurchased under this program. As of September 28, 2008, approximately $62.3 million remains available for repurchase of common stock under this authorization. The following table summarizes our repurchases by fiscal period during the first nine months of 2008 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total		Average	of Shares Purchased	Value of Shares
	Number		Price	as Part of	that May Yet Be
	of Shares		Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased		Share	Plans or Programs	Plans or Programs

12/31/2007 - 01/27/2008	104		$21.74	40,893	$97,700
01/28/2008 - 02/24/2008	—	*	—	40,893	$97,700
02/25/2008 - 03/30/2008	—	*	—	40,893	$97,700
03/31/2008 - 04/27/2008	203		$25.51	41,096	$92,523
04/28/2008 - 05/25/2008	214		$27.29	41,310	$86,690
05/26/2008 - 06/29/2008	247		$28.32	41,557	$79,685
06/30/2008 - 07/27/2008	223		$26.72	41,780	$73,735
07/28/2008 - 08/24/2008	213		$28.38	41,993	$67,698
08/25/2008 - 09/28/2008	193		$27.84	42,186	$62,313

*There were no share repurchases during this period.

Our share repurchase authorization increased from $725.0 million to $775.0 million in August 2008. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to December 31, 2007.

In September, the Company terminated its previously announced written trading plan under Rule 10b5-1 in response to market conditions. The Company retains the ability to repurchase shares on a discretionary basis through the end of 2009 pursuant to the current remaining authorization of $62.3 million at October 29, 2008.

Item 6.  Exhibits

Exhibit
Number	Description

10.1	First and Second Amendments to $175,000,000 Revolving Line of Credit Facility, dated May 11, 2007 and September 30, 2008, respectively.

10.2	Fifth Amendment Agreement, As of July 31, 2008, of the Secured Loan Agreement, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd. and of the Promissory Note by BIBP Commodities, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 4, 2008	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer