Form 10-K
period 2008-12-28
PAPA JOHNS INTERNATIONAL INC
filed 2009-02-24
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                    Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                Yes ☐    No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 29, 2008, was approximately $574,220,073.

As of February 17, 2009, there were 27,832,557 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2009.

PART I

Item 1.  Business

General

Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and restaurant-based delivery restaurants under the trademark “Papa John’s”. The first Company-owned Papa John’s restaurant opened in 1985 and the first franchised restaurant opened in 1986. At December 28, 2008, there were 3,380 Papa John’s restaurants in operation, consisting of 615 Company-owned and 2,765 franchised restaurants operating domestically in all 50 states, the District of Columbia and Puerto Rico and in 29 countries.

Papa John’s has defined five reportable segments: domestic restaurants, domestic commissaries (Quality Control Centers), domestic franchising, international operations and variable interest entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 21” of “Notes to Consolidated Financial Statements” for financial information about these segments for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006.

All of our periodic and current reports filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, are available, free of charge, through our web site located at www.papajohns.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Those documents are available through our website as soon as reasonably practicable after we electronically file them with the SEC. We also make available free of charge on our website our Corporate Governance Guidelines; Board Committee Charters; and our Code of Ethics, which applies to Papa John’s directors, officers and employees. Printed copies of such documents are also available free of charge upon written request to Investor Relations, Papa John’s International, Inc., P.O. Box 99900, Louisville, KY 40269-0900.  You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information is also available at www.sec.gov. The references to these website addresses do not constitute incorporation by reference of the information contained on the websites, which should not be considered part of this document.

Management Changes

In early December 2008, our Board of Directors (the “Board”) appointed John H. Schnatter, our Founder and Chairman of the Board, as Interim Chief Executive Officer. Mr. Schnatter succeeds Nigel Travis, who served as Papa John’s President and Chief Executive Officer and a member of the Board since 2005. Mr. Travis left the Company to accept another opportunity. Mr. Travis resigned as a member of the Board on December 4, 2008. The Board also formed a search committee to undertake a search for a permanent Chief Executive Officer. The search committee process is underway.

Strategy

Our goal is to build the strongest brand loyalty of all pizza restaurants. The key elements of our strategy include:

Menu. Domestic Papa John’s restaurants offer a menu of high-quality pizza along with side items, including breadsticks, cheesesticks, chicken strips and wings, dessert items and canned or bottled beverages. Papa John’s traditional crust pizza is prepared using fresh dough (never frozen). Papa John’s pizzas are made from a proprietary blend of wheat flour, cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat (100% beef, pork and chicken with no fillers) and vegetable toppings. Domestically, all ingredients and toppings can be purchased from our Quality Control Center (“QC Center”) system, which delivers to individual restaurants twice weekly. Internationally, the menu may be more diverse than in our domestic operations to meet local tastes and customs.

In addition to our fresh dough traditional crust pizza, we offer a thin crust pizza, Papa’s Perfect Pan Pizza, and in 2008 we introduced a 100% whole-wheat hand-tossed crust pizza to our menu. Both the thin and pan crusts are par-baked products produced by third-party vendors, while our whole-wheat crust is a fresh-dough product produced at our QC Centers. Each traditional crust, pan and wheat crust pizza offers a container of our special garlic sauce and a pepperoncini pepper. Each thin crust pizza is served with a packet of special seasonings and a pepperoncini pepper.

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

Marketing. Our marketing strategy consists of both national and local components. Our domestic national strategy includes national advertising on television, through print, direct mail and online. Nine national television campaigns aired in 2008.

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

Additionally, we have developed joint cross-marketing plans with certain third-party companies. For example, we entered into marketing and partnership agreements providing cross-marketing activities with

Six Flags theme parks and Live Nation amphitheaters. We will continue to explore additional cross-marketing opportunities with third-party companies.

In international markets, we target customers who live or work within a small radius of a Papa John’s restaurant. Certain markets can effectively use television and radio as part of their marketing strategies. The majority of the marketing efforts use print materials such as flyers, newspaper inserts and in-store marketing materials. Local marketing efforts, such as sponsoring or participating in community events, sporting events and school programs, are also used to build customer awareness.

Franchise System. We are committed to maintaining and developing a strong franchise system by attracting experienced operators, supporting them to expand and grow their business and monitoring their compliance with our high standards. We seek to attract franchisees with experience in restaurant or retail operations and with the financial resources and management capability to open single or multiple locations. To ensure consistent food quality, each domestic franchisee is required to purchase dough and tomato sauce from our QC Centers and to purchase all other supplies from our QC Centers or approved suppliers. QC Centers outside the U.S. or in remote areas may be operated by franchisees pursuant to license agreements or by other third parties. We devote significant resources to provide Papa John’s franchisees with assistance in restaurant operations, management training, team member training, marketing, site selection and restaurant design. We also provide significant assistance to licensed international QC Centers in sourcing high-quality suppliers located in-country or regional suppliers to the extent possible.

International Operations.  As of December 28, 2008, we had 588 Papa John’s restaurants operating in 29 countries, Puerto Rico, Hawaii, and Alaska (Hawaii and Alaska units are included in our international operations). Substantially all of the Papa John’s international units are franchised operations (we own and operate 8 restaurants in the United Kingdom and 15 in Beijing, China). During 2008 and 2007 we opened 140 and 90 international net new units (new unit openings less unit closings), respectively. We plan to continue to grow our international franchise units during the next several years. Our total international development pipeline as of December 28, 2008 included approximately 1,200 restaurants scheduled to open over the next ten years.

Unit Sales and Investment Costs

In 2008, the 566 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average sales of $867,000. Domestic franchise sales on average are lower than Company-owned restaurants as a higher percentage of our Company-owned restaurants are located in more heavily penetrated markets.

The average cash investment for the 14 domestic Company-owned restaurants opened during the 2008 fiscal year, exclusive of land, was approximately $270,000 per unit, excluding tenant allowances that we received. We expect the average cash investment for the 10 to 15 domestic Company-owned restaurants expected to open in 2009 to be similar to the 2008 level of $270,000 per unit. Substantially all domestic restaurants do not offer dine-in areas, which reduces our restaurant capital investment.

Development

A total of 267 Papa John’s restaurants were opened during 2008, consisting of 24 Company-owned (14 domestic and 10 international) and 243 franchised restaurants (98 domestic and 145 international), while 95 Papa John’s restaurants closed during 2008, consisting of 11 Company-owned restaurants (nine domestic and two international) and 84 franchised restaurants (71 domestic and 13 international).

During 2009, we plan to open approximately 100 to 140 worldwide net new units. We expect to open 15 to 20 Company-owned restaurants (10 to 15 domestic and five international) and 230 to 265 franchise restaurants (50 to 60 domestic and 180 to 205 international). We also expect approximately 145 Papa John’s restaurants to close during 2009, the majority of which are expected to be domestic franchised units. Domestic and international franchised unit expansion is expected to continue with an emphasis on markets in North America, the United Kingdom, the Middle East and Asia. We expect our expansion in Asia to include a significant focus in China.

The Company implemented a refranchising initiative during 2008 in an effort to increase the percentage of franchise units in our domestic restaurant portfolio. The Company believes shifting the domestic restaurant portfolio mix more toward franchise units will improve the absolute level and consistency of operating margin percentage and be more consistent with the trend in franchise business models in the domestic restaurant category. As part of the refranchising strategy, the Company divested 62 domestic restaurants during 2008, including Company-owned units in Philadelphia, New Jersey, Cleveland and Chicago.  In addition, the Company has designated approximately 17 restaurants in two markets as held for sale. We plan to sell these Company-owned units during 2009.

For our other markets in which we operate Company-owned units, our expansion strategy is to continue to open domestic restaurants in existing markets as appropriate, thereby increasing consumer awareness and enabling us to take advantage of operational and marketing efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants in a particular market results in increased average restaurant sales in that market over time. We have co-developed markets with some franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future, where appropriate. During 2007 and 2006, we acquired 128 restaurants with a total purchase price of $56.9 million for a variety of reasons including taking advantage of opportunities to purchase restaurants in markets where we have a significant Company-owned restaurant presence, to improve operational execution of the acquired restaurants, and opportunities to expand in growing areas.

Of the total 2,792 domestic units open as of December 28, 2008, 592 or 21.2% were Company-owned (including 128 units owned in joint venture arrangements with franchisees in which the Company has a majority ownership position). The Company believes that through a combination of net openings more heavily weighted toward franchise units and the selective refranchising of certain Company-owned markets, the percentage of Company-owned units can be decreased below 20% over the next few years. However, given the current and anticipated economic issues impacting consumers and the credit markets, we do not expect to aggressively pursue refranchising opportunities during 2009.

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

Most of our international Papa John’s restaurants are between 900 and 1,400 square feet; however, in order to meet certain local customer preferences, several international restaurants have been opened in larger spaces to accommodate both dine-in and restaurant-based delivery service, with an average of 35 to 100 seats. We will utilize dine-in service as part of our international growth strategy based on a country-by-country evaluation of consumer preferences and trends.

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

We provide layout and design services and recommendations for subcontractors, signage installers and telephone systems to Papa John’s franchisees. Our franchisees can purchase complete new store equipment packages through an approved third-party supplier. We sell replacement smallwares and related items to our franchisees through our support services subsidiary, Preferred Marketing Solutions, Inc.

Quality Control (“QC”) Centers; Strategic Supply Chain Management

Our domestic QC Centers, comprised of ten regional production and distribution centers in 2008, supply pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant. This system enables us to monitor and control product quality and consistency, while lowering food costs. Our full-service QC Centers are located in Louisville, Kentucky; Dallas, Texas; Pittsburgh, Pennsylvania; Orlando, Florida; Raleigh, North Carolina; Denver, Colorado; Rotterdam, New York; Portland, Oregon; Des Moines, Iowa; and Phoenix, Arizona. The QC Center system capacity is continually evaluated in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant. We consider the current QC Center system capacity sufficient to accommodate domestic restaurant development for the next several years.

Our subsidiary, Papa John’s UK (“PJUK”), purchases its products from a third-party distribution center. We own full-service QC Centers in Mexico City, Mexico; Cancun, Mexico and Beijing, China. The primary difference between a full-service QC Center and a distribution center is that full-service QC Centers produce fresh pizza dough in addition to providing other food and paper products used in our restaurants. International full-service QC Centers, licensed to franchisees and non-franchisee third parties, are generally located in the markets where our franchisees have restaurants. We expect future international QC Centers to be licensed to franchisees or non-franchisee third parties; however, we may open Company-owned QC Centers at our discretion. We also have the right to acquire licensed QC Centers from our international licensees in certain circumstances.

We set quality standards for all products used in our restaurants and designate approved outside suppliers of food and paper products that meet our quality standards. In order to ensure product quality and consistency, all domestic Papa John’s restaurants are required to purchase tomato sauce and dough from our QC Centers. Franchisees may purchase other goods directly from our QC Centers or approved suppliers. National purchasing agreements with most of our suppliers generally result in volume discounts to us, allowing us to sell products to our restaurants at prices we believe are below those generally available in the marketplace. Within our domestic QC Center system, products are distributed to restaurants by refrigerated trucks leased and operated by us or transported by a dedicated logistics company.

PJ Food Service, Inc. (“PJFS”), our wholly owned subsidiary that operates our domestic Company-owned QC Centers, has a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a third-party entity formed by franchisees for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Historically, under this arrangement, PJFS purchased cheese from BIBP at a fixed quarterly price based in part on historical average cheese prices. Gains and losses incurred by BIBP are passed to the QC Centers and Company-owned and franchise restaurants through adjustments to the selling price. Over time, PJFS purchases cheese at a price approximating the actual average market price, but with more predictability and less price volatility. As a result of margin pressures in late third quarter and early fourth quarter 2008, a reduction in cheese pricing to restaurants was implemented in Period 11 (“Q4-08 modified price”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity,” and “Note 4” of “Notes to Consolidated Financial Statements” for additional information concerning BIBP and the purchasing arrangement, and the related financial statement treatment of BIBP’s results.

Marketing Programs

All domestic Company-owned and franchised Papa John’s restaurants within a defined market are required to join an area advertising cooperative (“Co-op”).  Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as radio, television and print advertising. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members (in most cases the contribution rate cannot be below 2.0% without approval from Papa John’s). The restaurant-level and Co-op marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John’s Marketing Fund, Inc., a non-profit corporation (the “Marketing Fund”). The Marketing Fund produces and buys air time for Papa John’s national television commercials, in addition to other brand-building activities, such as consumer research and public relations activities. All domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain percentage of sales to the Marketing Fund. The contribution rate to the Marketing Fund can be increased above the required contribution rate if a majority of the domestic restaurants agree to such increase. The contribution percentage was 2.7% during 2008 and 2007 and 2.6% during 2006. The contribution percentage to the Marketing Fund is currently set at 2.7% for the first three months of 2009 and 2.82% for the remainder of the year.

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

We have developed a system by which domestic Papa John’s restaurant customers in areas we service are able to place orders online at papajohns.com, including the “plan ahead ordering” advance ordering feature and Spanish-language ordering capability. In addition, our customers can order via text messaging and mobile web.  We receive a percentage-based fee from domestic franchisees for online sales, in addition to royalties, for this service.

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

We also employ directors of operations who are responsible for overseeing an average of seven Company-owned restaurants. The directors of operations report to operations vice presidents, who are each responsible for the management of approximately 100 Company-owned restaurants in specific geographic regions. The operations vice presidents report to four division vice presidents, who also have responsibility for franchise restaurant operations in their respective regions. These team members are eligible to earn performance-based financial incentives.

Training and Education. The Operations Support and Training (“OST”) department is responsible for creating the tools and materials for the training and development of team members. With these tools and materials, our field-based trainers train and certify training general managers in all markets. Operations personnel, both corporate and franchise, complete our management training program and ongoing development programs in which instruction is given on all aspects of our systems and operations. The program includes hands-on training at an operating Papa John’s restaurant by a Company-certified training general manager. Our training includes new team member orientation, in-store and delivery training, core management skills training and new product or program implementation. Our ongoing developmental workshops include operating partner training, advanced operator training and senior operator training. We provide on-site training and operating support before, during and after the opening of all Company-owned restaurants and for the first two restaurants per franchise group with additional support available upon request.

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

Joint Ventures. We operate 128 Company-owned restaurants under two joint venture arrangements. Under the first arrangement, we own 70% of an entity operating 51 Papa John’s restaurants located in Virginia and Maryland. Under the second arrangement, we own 51% of an entity operating 77 Papa John’s restaurants located in Texas. We will continue to evaluate further joint venture arrangements on an individual basis as opportunities arise.

Hours of Operation.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday.

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 28, 2008, there were 2,765 franchised Papa John’s restaurants operating in all 50 states, the District of Columbia, Puerto Rico and 29 countries. As of December 28, 2008, we have development agreements with our franchisees for over 300 additional domestic franchised restaurants committed to open through 2018 and agreements for over 1,200 additional international franchised restaurants to open through 2018. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. During 2008, 243 (98 domestic and 145 international) franchised Papa John’s restaurants were opened.

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

Domestic Development and Franchise Agreements. We enter into development agreements with our domestic franchisees for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Substantially all existing franchise agreements have an initial 10-year term with a 10-year renewal option. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. In October 2007, the Company initiated its domestic Franchise Agreement Renewal Program (the “Renewal Program”), which was executed with substantially all of our domestic franchisees by the first quarter of 2008. Key provisions of the revised form of the franchise agreement (the “Negotiated Agreement”) are as follows:

Royalty Rate - Under the form of the franchise agreement to which substantially all franchisees were subject prior to the Renewal Program, the royalty rate could have been increased from 4% to 5% at any time at the discretion of the Company.  The Negotiated Agreement limits the royalty rate increase to a maximum of one-quarter percent per year beginning in 2008, reaching 5% no earlier than 2011, and further limits the royalty rate to a maximum of 5% through 2020. Royalty rate increases subsequent to 2020 are also limited to one-quarter percent per year and cannot exceed 5.5% through 2025, with a maximum rate of 6% thereafter.

Marketing Expenditures - The Negotiated Agreement provides for certain minimum contributions as a percentage of sales to the national Marketing Fund and a minimum level of spending as a percentage of sales on all marketing activities, consisting of contributions to both the national Marketing Fund and local marketing cooperatives, as well as local store marketing initiatives.

Online Ordering System Fees - The Negotiated Agreement limits the fee charged for online transactions to 3% of the amount of the transaction. Additionally, once we have recovered a certain portion of our initial investment in the development of the online system via net operating profits of the system, the online business unit will be operated at a break-even level through either a reduction in the fee percentage or a contribution of any net operating profits into the National Marketing Fund.

The Negotiated Agreement also addressed several other issues, including sharing of profits from partnership marketing or alternative sales channels activities, development of a process for defining trade areas for alternative ordering methodologies and marketing contribution requirements for non-traditional units.

The financial implications of this Negotiated Agreement for the Company are as follows:

•                  We collected franchise fees of approximately $2.0 million in the fourth quarter of 2007 due to the renewal program.

•                  The royalty rate increased to 4.25% effective December 31, 2007 (beginning of fiscal 2008) for domestic franchisees. The annual impact of a one-quarter percent royalty increase is approximately $3.5 to $4.0 million. However, during 2008, the Company contributed a portion of this incremental royalty increase to increased marketing support for the domestic system.

•                  Given the current economic climate, the Company recently elected to defer an increase in the royalty rate of 0.25% (i.e. increase the rate to 4.50%) for six months in 2009 (the royalty rate will remain at 4.25% for the first six months of 2009 with the Company deciding whether to continue to suspend collection of the royalty rate increase at mid-year). Currently, the Company has the ability to increase the royalty rate to 4.75% in 2010 and 5.00% in 2011, in accordance with the terms of the Negotiated Agreement. Facts and circumstances existing at such future dates may impact the Company’s final determination as to whether to implement such royalty rate increases or defer them for the benefit of the system.

•                  The Company recognized approximately $3.0 million of operating income from the online ordering system business unit in 2008 and 2007. This business unit will be operated at a break-even level in 2009 and future years. Accordingly, the amount of operating income recognized by the Company related to this business unit is expected to be approximately $3.0 million less in 2009 than in 2008.

Franchise Support Initiatives

In late 2008, the Company announced a comprehensive package of domestic franchise system support initiatives in response to the current economic and consumer climate. The initiatives included:

•                  Providing cheese cost relief to our system in late 2008 and 2009 by modifying the cheese pricing formula used by BIBP Commodities, Inc.;

•                  Providing additional system-wide national marketing support for 2009;

•                  Providing expanded targeted royalty relief and local marketing support for struggling franchisees or markets;

•                  Convening a lender summit, principally of regional banks and other lenders, to educate them on the Papa John’s model with the goal of expanding credit availability to franchisees;

•                  Providing financing on a selected basis to assist new or existing franchisees with the acquisition of troubled franchise restaurants; and

•                  For the first six months of 2009, suspending collection of the 0.25% royalty rate increase that was scheduled for January 2009 with the effect that the royalty rate will remain at 4.25% for the first six months of 2009 (with the Company deciding whether to continue to suspend collection of the royalty rate increase at mid-year).

With respect to the BIBP cheese cost relief for 2009, for the first two months of the year the price per pound was set at a level approximately equal to the Q4-08 modified price, and substantially less than the price as would have been determined by the standard formula. Effective in March 2009, we will modify the BIBP formula to establish the price of cheese on a more frequent basis at the projected spot market price plus a certain mark-up. The amount of the mark-up depends on the projected spot market prices. The modification of the BIBP formula in 2008 and 2009 could delay the recoupment of the BIBP deficit. However, the Franchise Advisory Council has acknowledged a domestic system responsibility to continue to buy cheese from our QC Centers so long as the BIBP cheese purchasing entity remains in a deficit position. Under this new price formula, we anticipate BIBP will substantially repay its cumulative deficit by the end of 2011.

The Company estimates the gross incremental impact of these and certain other support initiatives and non-recurring costs on the Company’s operating income, excluding the impact of consolidating BIBP’s operating results, to be $12.0 million to $14.0 million for 2009 (excluding any favorable impact to sales and profits resulting from the increased marketing).

The Company believes the support program will produce long-term shareholder value for the Papa John’s system by mitigating potential unit closures and strengthening our brand during this challenging economic environment. In addition to reducing unit closures, other important objectives of the support program include growing market share in a consolidating category, stabilizing transaction levels and targeting a substantial multi-year increase in online ordering percentage.

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

Our current standard international master franchise and development agreement provides for payment to us of a royalty fee of 5% of sales (3% of sales by subfranchised restaurants), with no provision for increase during the initial term. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our domestic franchise agreement. From time to time, development agreements will be negotiated at other than standard terms for fees and royalties.

Non-traditional Restaurant Development.   We have entered into a limited number of development and franchise agreements for non-traditional restaurants. For example, a total of 17 franchised net units opened in Six Flags theme parks in 2006, 2007 and 2008 as part of a five-year marketing and partnership agreement, and 27 franchised units opened in Live Nation amphitheaters in 2007 and 2008 as part of a four-year marketing and partnership agreement. These agreements generally cover venues or areas not originally targeted for development and have terms differing from the standard agreement. To date, these agreements have not had a significant, direct impact on our pre-tax earnings.

Franchise Restaurant Development. We provide assistance to Papa John’s franchisees in selecting sites, developing restaurants and evaluating the physical specifications for typical restaurants. Each franchisee is responsible for selecting the location for its restaurants but must obtain our approval of restaurant design and location based on accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic. Our domestic and international franchisees may purchase complete new store equipment packages through an approved third-party supplier.

Franchisee Loans. Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for the purchase of restaurants from us or other franchisees or for use in the construction and development of new restaurants. Loans made to franchisees typically bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage (and where applicable, the land) of the restaurant and/or guarantees from the franchisee’s owners. At December 28, 2008, loans outstanding totaled $7.6 million, which were composed of loans to franchisees and a loan with the purchaser of the Perfect Pizza operations. See “Note 10” of “Notes to Consolidated Financial Statements” for additional information.

We have a commitment to lend up to $40.0 million to BIBP, a franchisee-owned corporation with an outstanding balance of $35.7 million at December 28, 2008. See “Notes 4 and 10” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Insurance Program. Our franchisees have the opportunity to purchase various insurance policies, such as non-owned automobile and workers’ compensation, through our insurance agency, Risk Services Corp. (“Risk Services”). In October 2000, we established a captive insurance company (“Captive”) domiciled in Bermuda, RSC Insurance Services, Ltd., to accommodate this business. Beginning in October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, in 2004 we eliminated our risk of loss for franchise insurance coverage written after September 2004. As of December 28, 2008, approximately 46% of domestic franchised restaurants had obtained insurance coverage through Risk Services. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information concerning the Captive.

Franchise Training and Support. Our domestic field support structure consists of Franchise Business Directors (“FBDs”), each of whom is responsible for serving an average of approximately 100 franchised units. Our FBDs maintain open communication with the franchise community, relaying operating and marketing information and new ideas between franchisees and us.

Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program and who devotes his or her full business time and efforts to the operation of the franchisee’s restaurants. Each franchised restaurant manager is also required to complete our Company-certified management training program. Domestically, we provide an on-site training team three days before and three days after the opening of a franchisee’s first two restaurants. Internationally, we provide on-site training personnel five days before and five days after the opening of a franchisee’s first two stores. Ongoing supervision of training is monitored by the franchise training team. Multi-unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved programs in order to train new team members and management candidates for their restaurants. Internationally, training is monitored by our international operations services and support team, as well as regional vice presidents and international business managers assigned to specific franchisee territories.

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

We currently communicate with, and receive input from, our franchisees in several forms, including through the Company’s Franchise Advisory Council, annual operations conferences, newsletters, national conference calls and various regional meetings conducted with franchisees throughout the year. Monthly webcasts are also conducted by the Company to discuss current operational, marketing or other issues affecting the franchisees’ business. We are committed to communicating with our franchisees and receiving input from them.

Reporting and Business Processes. We collect sales and other operating information from domestic Papa John’s franchisees daily. We have agreements with substantially all Papa John’s domestic franchisees permitting us to debit electronically the franchisees’ bank accounts for substantially all required payments, including the payment of royalties, Marketing Fund contributions, risk management services, online ordering fees and purchases from our print and promotions operations and QC Centers. This system significantly reduces the resources needed to process receivables, improves cash flow and mitigates the amount of past-due accounts related to these items. Domestic franchisees are required to purchase and install the Papa John’s PROFIT System in their traditional restaurants (see “Company Operations — Point of Sale Technology”).

Comprehensive Restaurant Measurement Program.  As part of our effort to deliver on our brand promise of “Better Ingredients. Better Pizza.”, we have implemented a comprehensive measurement program for all domestic and international restaurants. The measurement program focuses on the quality of the pizza and the customer service experience.

Industry and Competition

The United States Quick Service Restaurant pizza industry (“QSR Pizza”) is mature and highly competitive with respect to price, service, location, food quality and variety. There are well-established competitors with substantially greater financial and other resources than Papa John’s. Competitors include international, national and regional chains, as well as a large number of local independent pizza operators. Some of our competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and a stronger, more developed brand awareness in markets where we have restaurants. Based on independent third-party information, the QSR Pizza category, which includes dine-in, carry-out and delivery, had sales of approximately $33.9 billion in 2008, of which Papa John’s share was reported at 5.9%, an increase from 5.6% reported for 2007. Within the QSR Pizza category, we believe our primary competitors are the national pizza chains, including Pizza Hut, Domino’s and Little Caesars, as well as several regional chains and “take and bake” concepts. A change in pricing or other marketing strategies of one or more of our competitors could have an adverse impact on our sales and earnings. The QSR Pizza category has experienced little or no growth over the past few years. There are several factors contributing to the growth stagnation for the QSR pizza category, including consumers shifting of dine-out occasions toward breakfast and lunch and away from dinner. Many non-pizza restaurant chains, including chains focusing on fresh sandwiches, have begun to emphasize dinner meals. In addition, many casual diners and other restaurants are emphasizing carryout and curbside offerings. Finally, supermarkets continue to increase fresh and frozen pizza offerings to consumers.

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

Trademarks

Our rights in our principal trademarks and service marks are a significant part of our business. We are the owner of the federal registration of the trademark “Papa John’s.” We have also registered “Pizza Papa John’s and design” (our logo), “Better Ingredients. Better Pizza.” and “Pizza Papa John’s Better Ingredients. Better Pizza.” and design as trademarks and service marks. We also own federal registrations for several ancillary marks, principally advertising slogans. We have also applied to register our primary trademark, “Pizza Papa John’s and design,” in more than 90 foreign countries and the European Community. We are aware of the use by other persons in certain geographical areas of names and marks that are the same as or similar to our marks. It is our policy to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

Employees

As of December 28, 2008, we employed approximately 16,700 persons, of whom 14,500 were restaurant team members, 800 were restaurant management personnel, 600 were corporate personnel and 800 were QC Center and Preferred Marketing Solutions, Inc. personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members is covered by a collective bargaining agreement. We consider our team member relations to be excellent.

Item 1A. Risk Factors

We are subject to various risks, which could have a negative effect on our business, financial condition and results of operations. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-K as well as in other Company communications. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

Our growth strategy requires the opening of new Papa John’s restaurants. We may not be able to achieve our planned growth targets due to factors outside of our control, including the current economic environment.

Our growth strategy depends on our ability and the ability of our franchisees to open new restaurants and to operate these new restaurants on a profitable basis. Planned growth targets and our ability and our franchisees’ ability to operate new and existing restaurants profitably are affected by the current economic conditions and the resulting impact on consumer buying habits. Our business is susceptible to adverse changes in domestic and global economic conditions, which could make it difficult and uncertain for us to forecast operating results. Continuing weakness in the residential real estate and mortgage markets, volatility in commodity and fuel costs, difficulties in the financial sector and credit markets, and other factors affecting consumer spending could cause reduced sales of our products or make it difficult for us to execute our strategy. Other effects on our business from these factors could include insolvency of key suppliers.

The ability of the Papa John’s system to continue to open new restaurants is affected by a number of factors, many of which are beyond our control. These factors include, among other things, the availability of financing, the selection and availability of suitable restaurant locations, increases in the cost of or sustained high levels of cost of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs, availability and negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that, system-wide, Papa John’s will be able to meet planned growth targets, open restaurants in markets now targeted for expansion or continue to operate in existing markets profitably.

We face substantial competition from other food industry competitors, and our results of operations can be negatively impacted by the actions of one or more of our major competitors.

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Papa John’s system. Some of these competitors have been in existence for a substantially longer period than Papa John’s and may be better established in the markets where restaurants operated by us or our franchisees are, or may be, located. Experience has shown that a change in the pricing or other marketing or promotional strategies, including new product and concept developments, by one or more of our major competitors can have an adverse impact on our sales and earnings and our system-wide restaurant operations.

Our results of operations and the operating results of our franchisees may be adversely impacted by any increases in the cost of food ingredients and other commodities.

An increase in the cost or sustained high levels of the cost of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations. Cheese costs, historically representing 35% to 40% of our food cost, and other commodities are subject to fluctuations, weather, availability, demand and other factors that are beyond our control. Additionally, sustained increases in fuel and utility costs could adversely affect the profitability of our restaurant and QC Center businesses. Higher commodity costs (primarily cheese and wheat) have resulted in operating margin pressure on our franchisees. Given the current commodity cost environment, we chose to mitigate commodity cost increases at domestic restaurants by supporting the entire domestic system via reduced commissary margins. For example, we did not pass through higher fuel charges incurred during 2008 by our QC Centers to our domestic restaurants. Additionally, for the last two months of 2008, in an effort to assist franchisees through this difficult period, we decided not to pass along the higher price of cheese that would have been required under the pricing formula for cheese sales from BIBP to franchisees. Instead, we allowed domestic restaurants to pay the expected futures spot market price for cheese plus an interest carry cost (Q4-08 modified price), which was approximately $0.28 per pound less than the pre-established fourth quarter price paid by domestic restaurants during October 2008. Our decision during the fourth quarter to reduce the BIBP formula price will result in a delay in the recovery of the BIBP cheese purchasing entity deficit. Additionally, further delays in the recovery of the BIBP deficit will occur as we have decided to continue to assist the domestic franchise system in 2009 or beyond by maintaining a lower BIBP price than would otherwise be called for by the pricing formula.

Changes in consumer preferences or discretionary consumer spending or negative publicity could adversely impact our results.

Changes in consumer taste (for example, changes in dietary preferences that could cause consumers to avoid pizza in favor of foods that are perceived as more healthful), demographic trends, traffic patterns and the type, number and location of competing restaurants could adversely affect our restaurant business. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Further adverse changes in these factors could reduce sales or impose practical limits on pricing, either of which could materially adversely affect our results of operations.  Like other food industry competitors, we can also be materially adversely affected by negative publicity concerning food quality, illness, injury, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants.

We are subject to federal and state laws governing our workforce. Changes in these laws, including minimum wage increases, or additional laws could increase costs for our system-wide operations.

System-wide restaurant operations are subject to federal and state laws governing such matters as wage benefits, working conditions, citizenship requirements and overtime. A significant number of hourly personnel employed by our franchisees and us are paid at rates related to the federal and state minimum wage requirements.  Accordingly, further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases above federal wage rates will increase labor costs for our system-wide operations. Additionally, proposed legislation which may make it easier for workers to form unions and labor shortages in various markets could result in higher costs. Local government agencies have also implemented ordinances which restrict the sale of certain food products. Additional government ordinances, including proposed menu labeling legislation, could increase costs and be harmful to system-wide restaurant sales.

Current credit markets may adversely impact the ability of our franchisees to obtain financing, which may hinder our ability to achieve our planned growth in restaurant openings.

Our growth strategy depends in large part on our ability and the ability of our franchisees to expand or open new restaurants and to operate those restaurants on a profitable basis. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. In recent months, the credit markets have experienced instability, resulting in declining real estate values, credit and liquidity concerns and increased loan default rates. Many lenders have subsequently reduced their willingness to make new loans and have tightened their credit requirements. Our franchisees depend on the availability of financing to expand existing locations or construct and open new restaurants. If our franchisees experience difficulty in obtaining adequate financing for these purposes, our growth strategy and franchise revenues may be adversely affected. The unavailability of credit may require the Company to provide financing to certain franchisees and prospective franchisees in order to mitigate store closings, allow new units to open and continue to execute our refranchising strategy. If we are unable or unwilling to provide such financing, our results of operations may be adversely impacted.

Our expansion into emerging or under-penetrated markets may present increased risks.

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

We may be subject to impairment charges.

Impairment charges for Company-owned operations are possible if PJUK or previously acquired domestic restaurants perform below our expectations. This would result in a decrease in our assets and reduction in our net income.

Our dependence on a sole or limited number of suppliers for some ingredients could result in disruptions to our business.

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

Changes in purchasing practices by our domestic franchisees could harm our commissary business.

Although our domestic franchisees currently purchase substantially all food products from our QC Centers, they are only required to purchase tomato sauce and dough from our QC Centers. Any changes in purchasing practices by domestic franchisees, such as seeking alternative suppliers of food products, including cheese, could adversely affect the financial results of our QC Centers, including the recoverability of the BIBP cheese purchasing entity deficit.

We may be required to resort to litigation to protect our intellectual property rights, which could negatively affect our results of operations.

We depend on our Papa John’s brand name and we rely on a combination of trademarks, copyrights, service marks and similar intellectual property rights to protect our brand.  We believe that the success of our business depends on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our brand, both domestically and abroad.  We may not be able to adequately protect our intellectual property rights and we may be required to resort to litigation to enforce such rights. Litigation could result in high costs and diversion of resources, which could negatively affect our results of operations, regardless of the outcome.

Our international operations are subject to increased risks and other factors that may make it more difficult to achieve or maintain profitability or meet planned growth rates.

Our international operations could be negatively impacted by significant changes in international economic, political and health conditions in the countries in which the Company or its franchisees operate. In addition, our international operations are subject to additional factors, including compliance with foreign laws, currency regulations and fluctuations, differing business and social cultures and consumer preferences, diverse government regulations and structures, availability and cost of land and construction, ability to source high-quality ingredients and other commodities in a cost-effective manner, and differing interpretation of the obligations established in franchise agreements with international franchisees. Accordingly, there can be no assurance that our international operations will achieve or maintain profitability or meet planned growth rates.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

As of December 28, 2008, there were 3,380 Papa John’s restaurants system-wide.

Company-owned Papa John’s Restaurants

Number of
Restaurants

Arizona	48
Florida	34
Georgia	86
Illinois	4
Indiana	41
Kansas	12
Kentucky	43
Maryland	61
Missouri	39
New Mexico	10
North Carolina	78
South Carolina	6
Tennessee	27
Texas	77
Virginia	26

Total Domestic Company-owned Papa John’s Restaurants	592

China	15
United Kingdom	8

Total Company-owned Papa John’s Restaurants	615

Note: Company-owned Papa John’s restaurants include restaurants owned by majority-owned joint ventures. There were 128 such restaurants at December 28, 2008 (77 in Texas, 26 in Virginia and 25 in Maryland).

Domestic Franchised Papa John’s Restaurants

Number of
Restaurants

Alabama	63
Arizona	27
Arkansas	15
California	208
Colorado	49
Connecticut	1
Delaware	11
Florida	211
Georgia	56
Idaho	10
Illinois	71
Indiana	79
Iowa	23
Kansas	18
Kentucky	54
Louisiana	43
Maine	7
Maryland	32
Massachusetts	22
Michigan	39
Minnesota	48
Mississippi	23
Missouri	31
Montana	9
Nebraska	15
Nevada	21
New Hampshire	2
New Jersey	56
New Mexico	8
New York	102
North Carolina	54
North Dakota	6
Ohio	152
Oklahoma	26
Oregon	17
Pennsylvania	88
Rhode Island	5
South Carolina	45
South Dakota	7
Tennessee	64
Texas	138
Utah	25
Vermont	1
Virginia	97
Washington	56
West Virginia	21
Wisconsin	31
Wyoming	5
Washington, D.C.	8
Total Domestic Franchised Papa John’s Restaurants	2,200

International Franchised Papa John’s Restaurants

Number of
Restaurants

Alaska (a)	3
Aruba	2
Bahrain	13
Canada	25
Cayman Islands	1
China	115
Costa Rica	12
Cyprus	4
Ecuador	6
Egypt	9
El Salvador	4
Hawaii (a)	15
India	16
Ireland	15
Jordan	2
Korea	69
Kuwait	15
Malaysia	1
Mexico	29
Nicaragua	2
Oman	9
Pakistan	1
Peru	11
Puerto Rico	12
Qatar	5
Russia	15
Saudi Arabia	25
Trinidad	4
Turkey	2
United Arab Emirates	7
United Kingdom	95
Venezuela	21

Total International Franchised Papa John’s Restaurants	565

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

Approximately 48 Company-owned restaurants are located in buildings we own on land either owned or leased by us. These restaurants range from 1,100 to 3,000 square feet. Four of these restaurants are located in multi-bay facilities. These multi-bay facilities contain from 2,800 to 5,000 square feet, and the space not utilized by the Papa John’s restaurant in each facility is leased or held for lease to third-party tenants.

At December 28, 2008, we had 103 Papa John’s restaurants located in the United Kingdom (95 franchised and eight Company-owned). In addition to leasing the eight Company-owned restaurant sites, we lease and sublease to franchisees 72 of the 95 franchised Papa John’s restaurant sites and five sites to former Perfect Pizza franchisees. The initial lease terms on the Company and franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. Additionally, we leased 15 Company-owned restaurant sites in Beijing, China as of December 28, 2008.

Information with respect to our leased domestic QC Centers as of December 28, 2008 is set forth below:

Facility	Square Footage
Raleigh, NC	61,000
Denver, CO	32,000
Phoenix, AZ	57,000
Des Moines, IA	43,000
Rotterdam, NY	45,000
Portland, OR	37,000
Pittsburgh, PA	52,000

We own land in Orlando, Florida on which our 63,000 square foot full-service QC Center is located. We also own land and a 175,000 square foot facility in Dallas, Texas, of which 77,500 square feet is used by our full-service QC Center and the remaining space is leased to a third-party tenant. In addition, we own land in Louisville, Kentucky, on a portion of which is located a 42,000 square foot building housing our printing operations and a 247,000 square foot building, approximately 30% to 40% of which accommodates the Louisville QC Center operation and promotions division. The remainder of the larger building houses our corporate offices.

The Papa John’s UK management team is located in a leased office near London with a remaining lease term of seven years.

The Papa John’s China management team leases an office and a QC Center in Beijing, China. The Papa John’s Mexico management team and QC Center lease a facility in Mexico City, Mexico and another QC Center leases a facility in Cancun, Mexico.

Item 3.  Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe that none of the claims and actions currently pending against us would have a material adverse effect on us if decided in a manner unfavorable to us.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John’s:

Name	Age (a)	Position	First Elected Executive Officer
John H. Schnatter	47	Founder Chairman and Interim Chief Executive Officer	1985

J. David Flanery	51	Senior Vice President, Chief Financial Officer and Treasurer	1994

Julie L. Larner	48	Senior Vice President and President — PJ Food Service, Inc.	2001

William M. Mitchell	44	Senior Vice President, Domestic Operations	2007

Charles W. Schnatter	46	Senior Vice President and Chief Development Officer	1991

Christopher J. Sternberg	43	Senior Vice President, Corporate Communications and Interim General Counsel	2008

William M. Van Epps	60	President, USA	2002

(a) Ages are as of January 1, 2009.

John H. Schnatter created the Papa John’s concept in 1984 and the first Papa John’s restaurant opened in 1985. He currently serves as Founder Chairman and was appointed Interim Chief Executive Officer in December 2008, upon the resignation of Nigel Travis as President and Chief Executive Officer. He served as Executive Chairman of the Company from 2005 until May 2007, as Chairman of the Board and Chief Executive Officer from 1990 until 2005, and as President from 1985 to 1990 and from 2001 until 2005.

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

William M. Mitchell has served as Senior Vice President, Domestic Operations since 2007. Mr. Mitchell served from 2005 to 2007 as a Division Vice President responsible for corporate and franchised restaurant operations in the Midwest. He served as one of our Operations Vice Presidents from 2000 to

2005. Prior to joining Papa John’s, Mr. Mitchell served as Senior Director of Operations for AFCE/Popeye’s from 1996 to 2000, responsible for company and franchise operations as well as Popeye’s related acquisitions. From 1993 to 1996, he served as Vice President of Operations for RTM Restaurant Group.

Charles W. Schnatter has served as Senior Vice President and Chief Development Officer since 2001 and served as Secretary from 1991 until October 2005; he has been a Senior Vice President since 1993. Mr. Schnatter also held the position of General Counsel from 1991 to 2002. From 1988 to 1991, he was an attorney with Greenebaum, Doll & McDonald PLLC. Mr. Schnatter has been a franchisee since 1989.

Christopher J. Sternberg was appointed Interim General Counsel in December 2008 concurrent with the resignation of Lou H. Jones. Mr. Sternberg has served as Senior Vice President, Corporate Communications, since 2005, after serving as Vice President and Assistant to the Chairman from 2000 to 2005. Mr. Sternberg served as Vice President, Corporate Communications from 1997 to 2000. Mr. Sternberg joined the company in 1994 as Assistant Counsel in our Legal Department. From 1990 to 1994, he was an attorney with Greenebaum, Doll & McDonald PLLC.

William M. Van Epps has served as President, USA since 2006, responsible for domestic corporate and franchised restaurant operations. Mr. Van Epps served as Senior Vice President and Chief Operations Officer from 2004 to 2006 and Managing Director, International from September 2001 to 2004. Prior to joining Papa John’s, Mr. Van Epps served for two years as President, International Division of Yorkshire Global Restaurants, responsible for the international development of Long John Silver’s and A&W restaurants. From 1993 to 1999, he served in several positions with AFC Enterprises, including President of its International Division. From 1988 to 1993, he was Vice President, Marketing and International for Western Sizzlin, Inc.

Charles Schnatter is the brother of John Schnatter, Founder Chairman and Interim Chief Executive Officer. There are no other family relationships among our executive officers and other key personnel.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA. As of February 17, 2009, there were approximately 862 record holders of common stock. However, there are significantly more beneficial owners of our common stock than there are record holders. The following table sets forth, for the quarters indicated, the high and low closing sales prices of our common stock, as reported by The NASDAQ Stock Market.

2008	High	Low
First Quarter	$27.00	$20.93
Second Quarter	29.79	24.21
Third Quarter	30.48	25.36
Fourth Quarter	27.65	13.11

2007	High	Low
First Quarter	$30.88	$27.03
Second Quarter	33.92	28.53
Third Quarter	29.19	24.03
Fourth Quarter	26.91	21.95

Since our initial public offering of common stock in 1993, we have not paid cash dividends on our common stock, and have no current plans to do so.

Papa John’s Board of Directors has authorized the repurchase of up to $775.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2009. Through December 28, 2008, a total of 42.2 million shares with an aggregate cost of $712.7 million and an average price of $16.89 per share have been repurchased under this program. Subsequent to year-end (through February 17, 2009), we acquired an additional 264,000 shares at an aggregate cost of $4.8 million. As of February 17, 2009, approximately $57.5 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchase activity by fiscal period during 2008 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total		Average	of Shares Purchased	Value of Shares
	Number		Price	as Part of Publicly	that May Yet Be
	of Shares		Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased		Share	or Programs	Plans or Programs

12/31/2007 - 01/27/2008	104		$21.74	40,893	$97,700
01/28/2008 - 02/24/2008	—	*	—	40,893	$97,700
02/25/2008 - 03/30/2008	—	*	—	40,893	$97,700
03/31/2008 - 04/27/2008	203		$25.51	41,096	$92,523
04/28/2008 - 05/25/2008	214		$27.29	41,310	$86,690
05/26/2008 - 06/29/2008	247		$28.32	41,557	$79,685
06/30/2008 - 07/27/2008	223		$26.72	41,780	$73,735
07/28/2008 - 08/24/2008	213		$28.38	41,993	$67,698
08/25/2008 - 09/28/2008	193		$27.84	42,186	$62,313
09/29/2008 - 10/26/2008	—	*	—	42,186	$62,313
10/27/2008 - 11/23/2008	—	*	—	42,186	$62,313
11/24/2008 - 12/28/2008	3		$16.65	42,189	$62,275

*There were no share repurchases during this period.

Our share repurchase authorization increased from $725.0 million to $775.0 million in August 2008. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to December 31, 2007.

From March through September, 2008, the Company utilized a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of shares of our common stock under this share repurchase program. We adopted another trading plan in December 2008, effective January 2, 2009. There can be no assurance that we will repurchase shares of our common stock either through our Rule 10b5-1 trading plan or otherwise. The trading plan includes predetermined criteria and limitations and is scheduled to expire December 31, 2009, unless terminated sooner under plan provisions.

Stock Performance Graph

The following performance graph compares the cumulative total return of the Company’s common stock to the NASDAQ Stock Market (U.S.) Index and a group of the Company’s peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places).  Relative performance is compared for the five-year period extending through the end of fiscal 2008. The graph assumes that the value of the investments in the Company’s common stock and in each index was $100 at the end of fiscal 2003, and, with respect to the index and peer group, that all dividends were reinvested.

Item 6. Selected Financial Data

The selected financial data presented for each of the years in the five-year period ended December 28, 2008 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

	Year Ended (1)
	Dec. 28,	Dec. 30,	Dec. 31,	Dec. 25,	Dec. 26,
(In thousands, except per share data)	2008	2007	2006	2005	2004

Income Statement Data	52 weeks	52 weeks	53 weeks	52 weeks	52 weeks
Domestic revenues:
Company-owned restaurant sales	$533,255	$504,330	$447,938	$434,525	$412,676
Variable interest entities restaurant sales	8,328	7,131	7,859	11,713	14,387
Franchise royalties (2)	59,704	55,283	56,374	52,289	50,292
Franchise and development fees	1,600	4,758	2,597	3,026	2,475
Commissary sales	429,068	399,099	413,075	398,372	376,642
Other sales	61,415	61,820	50,505	50,474	53,117
International revenues:
Royalties and franchise and development fees (3)	12,868	10,314	7,551	6,529	5,010
Restaurant and commissary sales (4)	25,849	20,860	15,658	11,860	10,747
Total revenues	1,132,087	1,063,595	1,001,557	968,788	925,346
Operating income (5)	63,464	52,047	97,955	72,700	36,682
Investment income	848	1,446	1,682	1,248	689
Interest expense	(7,536)	(7,465)	(3,480)	(4,316)	(5,313)
Income from continuing operations before income taxes	56,776	46,028	96,157	69,632	32,058
Income tax expense	19,980	13,293	33,171	25,364	12,021
Income from continuing operations	36,796	32,735	62,986	44,268	20,037
Income from discontinued operations, net of tax (6)	—	—	389	1,788	3,184
Net income	$36,796	$32,735	$63,375	$46,056	$23,221
Basic earnings per common share:
Income from continuing operations	$1.31	$1.10	$1.95	$1.32	$0.58
Income from discontinued operations, net of tax (6)	—	—	0.01	0.05	0.09
Basic earnings per common share	$1.31	$1.10	$1.96	$1.37	$0.67
Earnings per common share - assuming dilution:
Income from continuing operations	$1.30	$1.09	$1.91	$1.29	$0.58
Income from discontinued operations, net of tax (6)	—	—	0.01	0.05	0.09
Earnings per common share - assuming dilution	$1.30	$1.09	$1.92	$1.34	$0.67
Basic weighted average shares outstanding	28,124	29,666	32,312	33,594	34,414
Diluted weighted average shares outstanding	28,264	30,017	33,046	34,316	34,810

Balance Sheet Data
Total assets	$386,468	$401,817	$379,639	$350,562	$374,487
Total debt	130,654	142,706	97,036	55,116	94,230
Total stockholders’ equity	129,986	126,903	146,168	161,279	139,223

(1)               We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year.  The 2008, 2007, 2005 and 2004 fiscal years consisted of 52 weeks, and the 2006 fiscal year consisted of 53 weeks. The additional week resulted in additional revenues of approximately $20.0 million and additional pre-tax income of approximately $3.5 million, or $0.07 per diluted share for 2006.

(2)               Domestic Franchise royalties were derived from franchised restaurant sales of $1.50 billion in 2008, $1.46 billion in 2007, $1.51 billion in 2006, $1.38 billion in 2005 and $1.30 billion in 2004.

(3)               International Royalties were derived from franchised restaurant sales of $221.0 million in 2008, $176.2 million in 2007, $139.3 million in 2006, $104.2 million in 2005 and $67.6 million in 2004.

(4)                Restaurant sales for International Company-owned restaurants were $8.1 million in 2008, $4.0 million in 2007, $1.7 million in 2006, $642,000 in 2005 and $629,000 in 2004.

(5)                The operating results include the consolidation of BIBP, which reduced operating income approximately $8.6 million in 2008, $31.0 million in 2007 and $22.9 million in 2004 and increased operating income $19.7 million in 2006 and $5.8 million in 2005. The 2006 operating results include the benefit of the 53rd week, which increased operating income approximately $3.5 million. Operating income includes domestic and international restaurant closure, impairment and disposition losses of $8.8 million in 2008 and $1.8 million in 2007 and a gain of $989,000 in 2005 (the amounts recorded in 2006 and 2004 were not significant). See “Notes 4 and 7” of “Notes to Consolidated Financial Statements.”

(6)               The Perfect Pizza operations, which were sold in March 2006, are classified as “discontinued operations.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985 with the opening of the first Papa John’s restaurant in Jeffersonville, Indiana. At December 28, 2008, there were 3,380 Papa John’s restaurants in operation, consisting of 615 Company-owned and 2,765 franchised restaurants. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

New unit openings in 2008 were 267 as compared to 263 in 2007 and 211 in 2006 and unit closings in 2008 were 95 as compared to 70 in 2007 and 125 in 2006. We expect net unit growth of approximately 100 to 140 units during 2009.

We have continued to produce strong average sales from our domestic Company-owned restaurants even in a very competitive market environment. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. Average annual Company-owned sales for our most recent comparable restaurant base were $867,000 for 2008 (52 weeks), compared to $836,000 for 2007 (52 weeks) and $865,000 for 2006 (53 weeks). Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable sales for domestic Company-owned restaurants increased 1.7% in 2008, 0.5% in 2007 and 3.6% in 2006. The comparable sales for domestic franchised units increased 0.6% in 2008, 0.3% in 2007 and 2.9% in 2006.

We continually strive to obtain high-quality sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe that these factors improve our image and brand awareness. The average property and equipment investment cost for the restaurants in our most recent comparable sales base is $266,000. The average cash investments for the 14 domestic Company-owned restaurants opened during 2008 and the 20 units opened in 2007, exclusive of land, were approximately $270,000 per unit in both periods, excluding tenant improvement allowances that we received in both years.

Approximately 41% of our revenues for 2008, compared to 43% of our revenues for 2007 and 46% of our revenues for 2006, were derived from the sale to our domestic and international franchisees of food and paper products, printing and promotional items, risk management services and information systems equipment and software and related services by us. The decline in the percentage of revenues is due to the acquisition of over 100 domestic franchise restaurants during late 2006 and 2007. We expect the percentage of revenues in 2009 to be consistent with 2008. We believe that, in addition to supporting both Company and franchised growth, these activities contribute to product quality and consistency and restaurant profitability throughout the Papa John’s system.

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks except for the 2006 fiscal year, which consisted of 53 weeks.

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on our consolidated financial statements, which were prepared in conformity with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s significant accounting policies are more fully described in “Note 2” of “Notes to Consolidated Financial Statements.” Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations.

Allowance for Doubtful Accounts and Notes Receivable

We establish reserves for uncollectible accounts and notes receivable based on overall receivable aging levels and a specific evaluation of accounts and notes for franchisees with known financial difficulties. These reserves and corresponding write-offs could significantly increase if franchisees begin to or continue to experience deteriorating financial results. We have also established a reserve for notes receivable from the purchaser of our former Perfect Pizza operations.

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

The recoverability of indefinite-lived intangible assets (i.e., goodwill) is evaluated annually or more frequently if impairment indicators exist, on a reporting unit basis by comparing the estimated fair value to its carrying value. Our estimated fair value for Company-owned restaurants is comprised of two components. The first component is the estimated cash sales price that would be received at the time of the sale and the second component is an investment in the continuing franchise agreement, representing the discounted value of future royalties less any incremental direct operating costs, that would be collected under the ten-year franchise agreement.

During 2008, we sold to domestic franchisees a total of 62 Company-owned restaurants located primarily in three markets. As part of the sales of these restaurants, we recorded a $3.6 million intangible asset for the investment in the continuing franchise agreement, representing the discounted value of the royalties we will receive over the next ten years from the purchaser/franchisee. The intangible asset is recorded in other assets in the accompanying consolidated balance sheet at December 28, 2008. The $3.6 million intangible asset will be amortized over the ten-year franchise agreement as a reduction in the royalty income of $360,000 annually.

At December 28, 2008, we had a net investment of approximately $15.7 million associated with our United Kingdom subsidiary (PJUK), excluding the $3.5 million loan due from the purchaser of Perfect Pizza. During 2008, we recorded a goodwill impairment charge of $2.3 million associated with our PJUK operations. We have developed plans for PJUK to continue to improve in operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans.

If our initiatives with PJUK and certain domestic markets are not successful, future impairment charges could occur.

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

From October 2000 through September 2004, our franchisee insurance program, which provides insurance to our franchisees, was self-insured. Beginning in October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this new agreement eliminates our risk of loss for franchise insurance coverage written after September 2004. Our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from the inception of the captive insurance company in October 2000 to September 2004. During 2008, we recorded a $1.7 million decrease in existing claims losses, as compared to the previous year’s expected claims costs, based on updated actuarial valuations.

Deferred Tax Assets and Tax Reserves

Papa John’s is subject to income taxes in the United States and several foreign jurisdictions.  Significant judgment is required in determining Papa John’s provision for income taxes and the related assets and liabilities. Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes.  As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize.

As of December 28, 2008, we had a net deferred income tax asset balance of $24.6 million, of which approximately $15.1 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations since we believe it is more likely than not that our future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures based on Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) requirements. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized reductions of $1.7 million, $3.4 million and $2.5 million in our customary income tax expense associated with the finalization of certain income tax issues in 2008, 2007 and 2006, respectively (see “Note 14” of “Notes to Consolidated Financial Statements”).

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by the FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we consolidate the financial results of BIBP, since we are deemed to be the primary beneficiary, as defined by FIN 46, of BIBP. We recognized pre-tax losses of approximately $10.5 million during 2008 and $31.7 million during 2007 and pre-tax income of $19.0 million during 2006 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Many domestic franchisees are facing financial challenges due to a recent decline in sales and continued operating margin pressures from higher commodity costs (primarily cheese and wheat) as well as increased utility costs. In addition, due to the recent events impacting credit availability, many franchisees are having difficulty obtaining credit from third-party lending institutions for working capital and development purposes. In an effort to assist franchisees through this difficult period, the BIBP formula was modified for the last two months of 2008. The modified formula resulted in domestic restaurants paying the expected futures spot market price for cheese plus an interest carry cost (Q4-08 modified price), which was approximately $0.28 per pound less than the pre-established fourth quarter price paid by domestic restaurants during October 2008. The modified price reduced the food cost and increased operating margin for the average restaurant approximately 1.4% for the last two months of 2008.

With respect to the BIBP cheese cost relief for 2009, for the first two months of the year the price per pound was set at a level approximately equal to the Q4-08 modified price, and substantially less than the price as would have been determined by the standard formula. Effective in March 2009, we will modify the BIBP formula to establish the price of cheese on a more frequent basis at the projected spot market price plus a certain mark-up. The amount of the mark-up depends on the projected spot market prices. Under this new price formula, we anticipate BIBP will substantially repay its cumulative deficit by the end of 2011.

Franchise Support Initiatives

In late 2008, the Company announced a comprehensive package of domestic franchise system support initiatives in response to the current economic and consumer climate. The initiatives included:

•                  As previously discussed, providing cheese cost relief to our system in late 2008 and 2009 by modifying the cheese pricing formula used by BIBP Commodities, Inc.;

•                  Providing additional system-wide national marketing support for 2009;

•                  Providing expanded targeted royalty relief and local marketing support for struggling franchisees or markets;

•                  Convening a lender summit, principally of regional banks and other lenders, to educate them on the Papa John’s model with the goal of expanding credit availability to franchisees;

•                  Providing financing on a selected basis to assist new or existing franchisees with the acquisition of troubled franchised restaurants; and

•                  For the first six months of 2009, suspending collection of the 0.25% royalty rate increase that was scheduled for January 2009 with the effect that the royalty rate will remain at 4.25% for the first six months of 2009 (with the Company deciding whether to continue to suspend collection of the royalty rate increase at mid-year).

We estimate the gross incremental impact of these and certain other support initiatives and non-recurring costs on the Company’s operating income, excluding the impact of consolidating BIBP’s operating results, to be $12.0 million to $14.0 million for 2009 (excluding any favorable impact from increased marketing).

We believe the support program will produce long-term shareholder benefits for the Papa John’s system by mitigating potential unit closures and strengthening our brand during these challenging times. In addition to reducing unit closures, other important objectives of the support program include growing market share in a consolidating category, stabilizing transaction levels and targeting a substantial multi-year increase in online ordering percentage.

Recent Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. SFAS No. 159 is effective for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009. This statement provides companies with the option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. Companies electing to adopt SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company does not intend to elect the SFAS No. 159 fair value measurement option.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. We adopted the provisions of SFAS No. 157 in two phases: (1) phase one was effective for financial assets and liabilities in our first quarter of 2008 and (2) phase two is effective for non-financial assets and liabilities for fiscal years beginning after November 15, 2008, or our first quarter of fiscal 2009. The adoption of phase one during the first quarter of 2008 did not have a significant impact on our financial statements.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•                  Level 1: Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of December 28, 2008 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

Financial assets:
Investments	$530	$530	$—	$—
Non-qualified deferred compensation plan	8,887	8,887	—	—

Financial liabilities:
Interest rate swaps	6,173	—	6,173	—

The adoption for non-financial assets and liabilities in fiscal 2009 is not expected to significantly impact our estimates of value related to long-lived and intangible assets such as our annual fair value evaluation of our United Kingdom subsidiary, Papa John’s UK (“PJUK”) and domestic Company-owned restaurants.

In December 2007, the FASB issued SFAS No. 141 - revised 2007 (SFAS No. 141R), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies to business combinations for which the acquisition date is on or after December 15, 2008 or our first quarter of fiscal 2009. Early adoption is prohibited. The adoption of this statement is not expected to have a significant impact on Papa John’s consolidated financial statements.

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

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended (1)
	Dec. 28,	Dec. 30,	Dec. 31,
	2008	2007	2006

Income Statement Data:	52 weeks	52 weeks	53 weeks
Domestic revenues:
Company-owned restaurant sales	47.1%	47.4%	44.7%
Variable interest entities restaurant sales	0.7	0.7	0.8
Franchise royalties	5.3	5.2	5.6
Franchise and development fees	0.2	0.4	0.3
Commissary sales	37.9	37.5	41.2
Other sales	5.4	5.8	5.0
International revenues:
Royalties and franchise and development fees	1.1	1.0	0.8
Restaurant and commissary sales	2.3	2.0	1.6
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic Company-owned restaurant cost of sales (2)	22.6	22.4	19.7
Domestic Company-owned restaurant operating expenses (2)	58.9	59.3	57.9
Variable interest entities restaurant expenses (3)	88.4	84.4	85.4
Domestic commissary and other expenses (4)	90.5	89.1	89.3
Loss (income) from the franchise cheese purchasing program, net of minority interest (5)	0.6	2.1	(1.5)
International operating expenses (6)	88.3	89.7	101.1
General and administrative expenses	8.8	9.5	10.3
Minority interests and other general expenses	1.9	0.7	0.4
Depreciation and amortization	2.9	3.0	2.7
Total costs and expenses	94.4	95.1	90.2
Operating income	5.6	4.9	9.8
Net interest expense	(0.6)	(0.6)	(0.2)
Income before income taxes	5.0	4.3	9.6
Income tax expense	1.7	1.2	3.3
Net income	3.3%	3.1%	6.3%

	Year Ended (1)
	Dec. 28,	Dec. 30,	Dec. 31,
	2008	2007	2006

Restaurant Data:	52 weeks	52 weeks	53 weeks
Percentage increase in comparable domestic
Company-owned restaurant sales (7)	1.7%	0.5%	3.6%
Number of Company-owned restaurants included in the
most recent full year’s comparable restaurant base	566	541	485
Average sales for Company-owned restaurants included
in the most recent comparable restaurant base	$867,000	$836,000	$865,000

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	648	577	502
Opened	14	20	19
Closed	(9)	(9)	(1)
Acquired from franchisees	1	61	57
Sold to franchisees	(62)	(1)	—
End of period	592	648	577
International Company-owned:
Beginning of period	14	11	2
Opened	10	4	1
Closed	(2)	—	—
Acquired from franchisees	1	2	8
Sold to franchisees	—	(3)	—
End of period	23	14	11
U.S. franchised:
Beginning of period	2,112	2,080	2,097
Opened	98	140	105
Closed	(71)	(48)	(65)
Acquired from Company	62	1	—
Sold to Company	(1)	(61)	(57)
End of period	2,200	2,112	2,080
International franchised:
Beginning of period	434	347	325
Opened	145	99	86
Closed	(13)	(13)	(56)
Acquired from Company	—	3	—
Sold to Company	(1)	(2)	(8)
End of period	565	434	347
Total Papa John’s restaurants - end of period	3,380	3,208	3,015

Perfect Pizza Restaurant Progression (8):
Franchised:
Beginning of period	—	—	112
Opened	—	—	—
Closed	—	—	(3)
Sold	—	—	(109)
Total Perfect Pizza restaurants - end of period	—	—	—

(1)                      We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year.  The 2008 and 2007 fiscal years consisted of 52 weeks, and the 2006 fiscal year consisted of 53 weeks. The additional week resulted in additional revenues of approximately $20.0 million and additional pre-tax income of approximately $3.5 million, or $0.07 per diluted share for 2006.

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

(7)                      Includes only Company-owned restaurants open throughout the periods being compared.

(8)                      The Perfect Pizza operations are classified as “discontinued operations,” as the operations were sold in March 2006. See “Note 3” of “Notes to Consolidated Financial Statements.”

2008 Compared to 2007

Variable Interest Entities

As required by FIN 46, Papa John’s is deemed the primary beneficiary of BIBP; accordingly, our operating results include BIBP’s operating results. The consolidation of BIBP had a significant impact on our operating results in both 2008 and 2007 (pre-tax loss of $10.5 million in 2008 and pre-tax loss of $31.7 million in 2007) and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

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

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s is deemed the primary beneficiary of certain franchisees even though we have no ownership interest in them.

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the years ended December 28, 2008 and December 30, 2007 (in thousands):

	Year Ended December 28, 2008			Year Ended December 30, 2007
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$8,328	$8,328	$—	$7,131	$7,131
BIBP sales	165,449	—	165,449	138,233	—	138,233
Total revenues	165,449	8,328	173,777	138,233	7,131	145,364

Operating expenses	173,851	7,966	181,817	170,665	6,526	177,191
General and administrative expenses	187	378	565	148	308	456
Gain from the franchise cheese-purchasing program, net of minority interest	—	—	—	(1,615)	—	(1,615)
Other general expense (income)	—	(89)	(89)	—	243	243
Depreciation and amortization	—	73	73	—	54	54
Total costs and expenses	174,038	8,328	182,366	169,198	7,131	176,329
Operating loss	(8,589)	—	(8,589)	(30,965)	—	(30,965)
Interest expense	(1,951)	—	(1,951)	(744)	—	(744)
Loss before income taxes	$(10,540)	$—	$(10,540)	$(31,709)	$—	$(31,709)

Non-GAAP Measures

The financial information we present in this report excluding the impact of the consolidation of BIBP are not measures that are defined within accounting principles generally accepted in the United States (“GAAP”). These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. We believe the financial information excluding the impact of the consolidation of BIBP is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. We analyze our business performance and trends excluding the impact of the consolidation of BIBP because the results of BIBP are not indicative of the principal operating activities of the Company. In addition, annual cash bonuses, and certain long-term incentive programs for various levels of management, are based on financial measures that exclude BIBP. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Summary of Operating Results

The Company follows a fiscal year ending on the last Sunday of December, generally consisting of 52 weeks made up of four 13-week quarters. The 13-week quarters consist of two four-week periods followed by one five-week period.

Total revenues, which increased 6.4% to $1.13 billion in 2008 compared to $1.06 billion in 2007, primarily consisted of the following:

•                  Domestic Company-owned restaurant revenues increased $28.9 million reflecting an increase in comparable sales results of 1.7% and a 3.4% increase in equivalent units as compared to 2007. The increase in equivalent units was due to the acquisition of restaurants from franchisees during the third quarter of 2007, partially offset by the divestiture of restaurants to franchisees during the fourth quarter of 2008. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

•                  Franchise royalties increased $4.4 million, or 8.0%, in 2008 primarily due to the increase in the royalty rate from 4.0% to 4.25% for the majority of domestic franchise restaurants effective at the beginning of 2008. Comparable sales increased 0.6% in 2008.

•                  Franchise and development fees decreased $3.2 million resulting from fees collected from the franchise renewal program in the fourth quarter of 2007. Additionally, there were fewer franchise openings during 2008 and a lower average fee per opening due to the existence of certain development incentive programs.

•                  Domestic commissary sales increased $30.0 million, or 7.5%, due to increases in the prices of certain commodities, including cheese and wheat. The commissary charges a fixed dollar mark-up on its cost of cheese, and cheese cost is based upon the BIBP block price, which increased from an average of $1.45 per pound in 2007 to an average of $1.81 per pound in 2008 or a 24.8% increase. The cost of wheat, as measured on domestic commodity markets, increased approximately 43% in 2008 as compared to 2007.

•                  International revenues increased $7.5 million, or 24.2%, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the past year.

Our income from continuing operations before income taxes totaled $56.8 million in 2008, as compared to $46.0 million in 2007 as summarized in the following table on an operating segment basis (in thousands):

			Increase
	2008	2007	(Decrease)

Domestic Company-owned restaurants	$19,997	$25,407	$(5,410)
Domestic commissaries	30,235	35,847	(5,612)
Domestic franchising	53,610	51,466	2,144
International	(7,193)	(8,734)	1,541
All others	9,175	6,348	2,827
Unallocated corporate expenses	(36,154)	(31,454)	(4,700)
Minority interests and other	(2,354)	(1,143)	(1,211)
Total income from continuing operations before income taxes (excluding variable interest entities)	67,316	77,737	(10,421)
Variable interest entities	(10,540)	(31,709)	21,169
Total income from continuing operations before income taxes	$56,776	$46,028	$10,748

Excluding the impact of the consolidation of BIBP (pre-tax losses of $10.5 million or $0.24 per diluted share in 2008 and $31.7 million or $0.68 per diluted share in 2007), 2008 income from continuing operations before income taxes was $67.3 million (5.9% of total revenues), compared to $77.7 million (7.3% of total revenues) in 2007. The $10.4 million decrease in income from continuing operations before income taxes (excluding the consolidation of BIBP) was principally due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income decreased $5.4 million over the prior year, comprised of the following:

	Year Ended
	December 28,	December 30,	Increase
	2008	2007	(Decrease)

Recurring operations	$26,515	$26,620	$(105)
Closure, impairment and disposition charges	(6,518)	(1,807)	(4,711)
Gain on lease termination	—	594	(594)
Total segment operating income	$19,997	$25,407	$(5,410)

Domestic Company-owned restaurants’ income from recurring operations was comparable to the 2007 results as the significant increase in commodities costs during 2008 was offset by the fixed cost leverage associated with the 1.7% increase in comparable sales for the year and the benefit from units acquired in the third quarter of 2007. Restaurant operating margin on an external basis, excluding the impact of the consolidation of BIBP, was 18.9% which was approximately 1.0% below the 2007 margin primarily due to increased commodities costs.

We recorded restaurant closure, impairment and disposition charges of $6.5 million for the year ended December 28, 2008, compared to $1.8 million in the comparable 2007 period. The charges were primarily associated with the divestiture of 62 Company-owned domestic units during 2008 and our plans to divest 17 restaurants in two markets in 2009.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income decreased $5.6 million, reflecting a decline in sales volumes, increases in distribution costs due to higher fuel prices and a reduction in gross margin resulting from increases in the cost of certain commodities that were not passed along via price increases to domestic restaurants.

•                  Domestic Franchising Segment. Domestic franchising operating income increased $2.1 million to $53.6 million for the year ended December 28, 2008, from $51.5 million in the prior comparable period. The 2008 period benefited from the 0.25% increase in our royalty rate implemented at the beginning of 2008 (the royalty rate for the majority of domestic franchisees was 4.25% in 2008 as compared to 4.0% in 2007). The 2007 period included the collection of $2.0 million in fees associated with the franchise renewal program.

•                  International Segment. The international segment reported an operating loss of $7.2 million in 2008 as compared to a loss of $8.7 million in 2007. The 2008 period included a goodwill impairment charge of $2.3 million associated with our United Kingdom operations. Excluding the PJUK impairment charge in 2008, the operating loss was $4.9 million or an improvement of $3.8 million from the 2007 operating results. The improvement in the operating results reflects leverage on the international organizational structure from increased revenues due to growth in the number of units and unit volumes.

•                  All Others Segment. The “All others” reporting segment reported operating earnings of $9.2 million in 2008 compared to $6.3 million in 2007. The increase in operating income was primarily due to favorable adjustments in remaining claims loss reserves associated with our inactive captive insurance program and an increase in sales from our online operations.

•                  Unallocated Corporate Segment. Unallocated corporate expenses increased $4.7 million as compared to 2007. The components of the unallocated corporate segment were as follows (in thousands):

	Year Ended December 28, 2008	Year Ended December 30, 2007	Increase (decrease)

General and administrative (a)	$16,372	$17,515	$(1,143)
Net interest	4,961	5,891	(930)
Depreciation	7,770	6,702	1,068
Marketing contributions (b)	3,900	400	3,500
Provisions for uncollectible accounts and notes receivable (c)	4,082	203	3,879
Other expense (income) (d)	(931)	743	(1,674)
Total unallocated corporate expenses	$36,154	$31,454	$4,700

(a)          The decrease of $1.1 million in general and administrative costs was primarily due to our initiative to reduce administrative costs in 2008, including travel expenses and employee benefits, in response to the economic environment. Additionally, incentive compensation expense decreased due to non-vested awards forfeited upon resignation by our former CEO and other former members of management.

The following table summarizes our recorded expense (income) associated with our management incentive programs (in thousands):

	Year Ended December 28, 2008	Year Ended December 30, 2007

Equity compensation (1)	$2,564	$4,883
Performance unit plan (2)	118	(1,198)
Management incentive bonus plan (3)	3,492	2,711
Total expense	$6,174	$6,396

Decrease		$(222)

(1)          Stock options were awarded to management and members of our board of directors in 2006, 2007 and 2008. The 2006 option awards follow a two-year cliff-vesting period. The 2007 and 2008 awards follow either a two-year cliff-vesting period or a three-year graded vesting period. Additionally, we granted performance and time-based restricted stock in 2006, 2007 and 2008. The 2006 and 2007 restricted stock grants were performance-based and are subject to a three-year cliff-vesting period. The 2008 restricted stock grants were both performance-based and time-based and are subject to a three-year cliff vesting period. At December 28, 2008, there was $3.5 million of unrecognized compensation cost related to non-vested options and restricted stock, of which the Company expects to recognize $2.3 million in 2009, $1.0 in 2010 and $200,000 in 2011.

(2)          Performance units were awarded in 2005 and 2006 to certain members of management, with each award having a three-year performance period; no such awards were made prior to 2005 or after 2006. The ultimate cost associated with the performance units was based on the Company’s ending stock price and total shareholder return relative to a peer group over the three-year performance period ending in December 2007 for the 2005 program and December 2008 for the 2006 program, with the award value paid in cash following the end of the respective performance periods. A 2007 change in employment status of our Founder Chairman impacted the cost associated with this incentive program in that year.

(3)          The annual management incentive bonus plan is based on the Company’s annual operating income performance and certain sales and cost control measures as compared to pre-established targets.

(b)         The Company contributed discretionary contributions to the national marketing fund and other local advertising cooperatives in both 2007 and 2008. The majority of the 2008 contributions were in response to our previously mentioned domestic franchise system support initiatives.

(c)          The increases in the provisions for uncollectible accounts and notes receivable were primarily due to our evaluation of the collectibility of our loan issued in connection with the 2006 sale of the Perfect Pizza operations and a loan issued to one domestic franchisee.

(d)         The 2007 results included the write-off of certain obsolete corporate equipment and software.

•                  Variable Interest Entities. BIBP incurred an operating loss of $10.5 million in 2008, which was composed of losses associated with cheese sold to domestic Company-owned restaurants and franchise restaurants of $2.1 million and $6.3 million, respectively. For 2007, BIBP reported an operating loss of $31.7 million, which was primarily composed of losses associated with cheese sold to domestic Company-owned restaurants and franchise restaurants of $8.0 million and $22.9 million, respectively. The remainder of the loss in both 2008 and 2007 was primarily composed of interest expense on outstanding debt with a third-party bank and Papa John’s. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding BIBP and the movement in cheese prices.

Diluted earnings per share were $1.30 in 2008 (including a $0.24 loss from the consolidation of BIBP, a $0.06 gain from the finalization of certain income tax issues and a $0.20 loss from restaurant closure, impairment and disposition losses) compared to $1.09 per diluted share in 2007 (including a $0.68 loss from the consolidation of BIBP, an $0.11 gain from the finalization of certain income tax issues and a $0.04 loss from restaurant closure, impairment and disposition losses). Since the inception of the share repurchase program in 1999 through the end of 2008, an aggregate of $712.7 million of shares have been repurchased (representing 42.2 million shares, at an average price of $16.89 per share). Share repurchase activity during 2008 increased earnings per diluted share from continuing operations by approximately $0.01 ($0.02 excluding the impact of the consolidation of BIBP).

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $533.3 million for 2008 compared to $504.3 million for 2007. The 5.7% increase was primarily due to increases of 1.7% and 3.4% in comparable sales and equivalent units, respectively. The increase in equivalent units was due to the acquisition of restaurants from franchisees during the third quarter of 2007, partially offset by the divestiture of restaurants to franchisees during the fourth quarter of 2008.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans that qualify as VIEs. Revenues from these restaurants totaled $8.3 million in 2008 as compared to $7.1 million in 2007.

Domestic system-wide franchise sales increased 2.7% to $1.50 billion in 2008, from $1.46 billion for the comparable period in 2007, primarily resulting from increases of 0.6% and 1.8% in comparable sales and equivalent units, respectively. Domestic franchise royalties increased 8.0% to $59.7 million in 2008 from $55.3 million for the comparable period in 2007 primarily due to the increase in the royalty rate from 4.0% to 4.25% for the majority of domestic restaurants effective at the beginning of 2008.

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

	Year Ended		Year Ended
	December 28, 2008		December 30, 2007
	Company- owned	Franchised	Company- owned	Franchised

Total domestic units (end of period)	592	2,200	648	2,112
Equivalent units	637	2,072	616	2,035
Comparable sales base units	612	1,930	586	1,918
Comparable sales base percentage	96.1%	93.1%	95.1%	94.3%
Average weekly sales - comparable units	$16,276	$13,978	$16,016	$13,852
Average weekly sales - traditional non-comparable units	$12,552	$10,798	$10,625	$11,239
Average weekly sales - non-traditional non-comparable units	$7,577	$26,621	$8,272	$25,757
Average weekly sales - total non-comparable units	$11,737	$13,276	$10,292	$13,652
Average weekly sales - all units	$16,098	$13,930	$15,739	$13,841

Domestic franchise and development fees were $1.6 million in 2008, or a decrease of $3.2 million, from fees of $4.8 million in 2007, consisting of the following:

In thousands	2008	2007	Increase (decrease)

Total units opened	98	140	(42)
Units opening with no fees	57	38	19

Unit opening fees	$780	$2,000	$(1,220)
Franchise renewal fees	445	2,108	(1,663)
Cancellation, transfer and extension fees	375	650	(275)
Total franchise and development fees	$1,600	$4,758	$(3,158)

Domestic commissary sales increased $30.0 million, or 7.5%, to $429.1 million for 2008, from $399.1 million in 2007, due to increases in the prices of certain commodities, primarily cheese and wheat. Our commissaries charge a fixed dollar mark up on the cost of cheese and cheese cost is based upon the BIBP block price, which increased from an average of $1.45 per pound in 2007 to an average of $1.81 per pound in 2008, a 24.8% increase. Other sales, which include our online and print and promotions businesses, as well as our insurance agency operations, were $61.4 million and $61.8 million for the 2008 and 2007 periods, respectively.

Our PJUK operations, denominated in British pounds sterling and converted to U.S. dollars, represent approximately 55% and 64% of international revenues in 2008 and 2007, respectively. International revenues increased 24.2% to $38.7 million in 2008, from $31.2 million in 2007, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the past year.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 18.5% for 2008 compared to 18.3% in 2007, consisting of the following differences as a percentage of Company-owned restaurant sales:

•                  Cost of sales was 0.3% higher as a percentage of sales in 2008 compared to 2007, primarily due to an increase in commodities (principally cheese and wheat). The consolidation of BIBP increased cost of sales 0.4% in 2008 and 1.6% in 2007.

•                  Salaries and benefits were 0.5% lower as a percentage of sales in 2008 compared to 2007, as increases resulting from federal and state minimum wage increases in the latter half of both 2007 and 2008 were more than offset by staffing efficiencies and the benefit of pricing increases.

•                  Advertising and related costs as a percentage of sales were 0.2% lower in 2008, as compared to 2007 reflecting leverage on the increased restaurant sales.

•                  Occupancy and other operating costs, on a combined basis, as a percentage of sales were 0.2% higher in 2008 due to increases in mileage reimbursements to our delivery drivers and increased occupancy costs, including utilities.

Domestic commissary and other margin was 9.5% in 2008, compared to 10.9% in 2007. Cost of sales was 74.0% of revenues in 2008, compared to 72.1% for the same period in 2007. Cost of sales, as a percentage of revenues, increased due to increases in the cost of certain commodities that were not passed along via price increases to domestic restaurants and due to the previously mentioned fixed dollar mark-up on the cost of cheese. We chose to mitigate certain commodity cost increases at domestic restaurants by supporting the entire domestic system via reduced commissary margins. Salaries and benefits were $35.1 million in 2008, which was relatively consistent with the prior comparable year.

Other operating expenses increased approximately $2.0 million in 2008 as compared to 2007, reflecting increases in distribution costs due to higher fuel prices.

We recorded pre-tax losses from the franchise cheese-purchasing program, net of minority interest, of $6.3 million and $22.9 million in 2008 and 2007, respectively. These results only represent the portion of BIBP’s operating income or loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income from continuing operations was losses of $10.5 million and $31.7 million in 2008 and 2007, respectively (see the previous table which summarizes BIBP’s operating results for 2008 and 2007).

General and administrative expenses were $99.7 million, or 8.8% of revenues for 2008, as compared to $101.3 million or 9.5% of revenues for 2007. The decrease of $1.6 million in 2008 was primarily due to our initiative to reduce administrative costs in 2008, including travel expenses and employee benefits, in response to the economic environment. Additionally, incentive compensation expense decreased due to non-vested awards forfeited upon resignation by our former CEO and other former members of management and a reduction in the expected payments under certain cash and equity-based compensation programs.

Minority interests and other general expenses reflected net expense of $21.0 million in 2008, as compared to $7.9 million in 2007 as detailed below (in thousands):

			Increase
	2008	2007	(Decrease)

Minority interests income	$1,933	$1,268	$665
Disposition and valuation-related costs of other assets	1,381	2,981	(1,600)
Restaurant closure, impairment and disposition losses (a)	8,818	1,807	7,011
Provisions for uncollectible accounts and notes receivable (b)	4,511	218	4,293
Pre-opening costs	250	371	(121)
Marketing contributions (c)	4,267	1,000	3,267
Other	(138)	294	(432)
Total minority interests and other general expenses	$21,022	$7,939	$13,083

(a)          Represents losses associated with the divestiture of 62 Company-owned domestic units during 2008 and our plans to divest 17 restaurants in two markets in 2009. In addition, we recorded a goodwill impairment charge of $2.3 million during 2008 associated with our United Kingdom operations.

(b)         The increase in the provisions for uncollectible accounts and notes receivable was primarily due to our evaluation of the collectibility of our loan issued in connection with the 2006 sale of the Perfect Pizza operations and a loan issued to one domestic franchisee.

(c)          We contributed discretionary contributions to the national marketing fund and other local advertising cooperatives in both 2007 and 2008. The majority of the 2008 contributions were in response to our previously mentioned domestic franchise system support initiatives.

Depreciation and amortization was $32.8 million (2.9% of revenues) for 2008, as compared to $31.9 million (3.0% of revenues) for 2007. The primary reason for the increase in depreciation and amortization in 2008, as compared to 2007, was due to the acquisition of 42 domestic franchised restaurants during the third quarter of 2007, capital additions we made within our restaurant operations and the addition of certain information technology assets.

Net interest. Net interest expense was $6.7 million in 2008, compared to $6.0 million in 2007. The interest expense for 2008 and 2007 includes approximately $700,000 and $500,000, respectively, related to BIBP’s debt with a third-party bank. The increase in our 2008 net interest expense reflects lower investment income than in the 2007 period.

Income Tax Expense. We recognized reductions of $1.7 million and $3.4 million in our customary income tax expense associated with the finalization of certain income tax issues in 2008 and 2007, respectively. Our effective income tax rate was 35.2% in 2008 compared to 28.9% in 2007.

2007 Compared to 2006

Variable Interest Entities

The consolidation of BIBP had a significant impact on our operating results in both 2007 and 2006 (pre-tax loss of $31.7 million in 2007 and pre-tax income of $19.0 million in 2006). The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the years ended December 30, 2007 and December 31, 2006 (in thousands):

	Year Ended December 30, 2007			Year Ended December 31, 2006
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$7,131	$7,131	$—	$7,859	$7,859
BIBP sales	138,233	—	138,233	144,123	—	144,123
Total revenues	138,233	7,131	145,364	144,123	7,859	151,982

Operating expenses	170,665	6,526	177,191	122,153	7,284	129,437
General and administrative expenses	148	308	456	140	398	538
Loss (gain) from the franchise cheese-purchasing program, net of minority interest	(1,615)	—	(1,615)	2,101	—	2,101
Other general expenses	—	243	243	—	35	35
Depreciation and amortization	—	54	54	—	142	142
Total costs and expenses	169,198	7,131	176,329	124,394	7,859	132,253
Operating income (loss)	(30,965)	—	(30,965)	19,729	—	19,729
Interest expense	(744)	—	(744)	(742)	—	(742)
Income (loss) before income taxes	$(31,709)	$—	$(31,709)	$18,987	$—	$18,987

Discontinued Operations

In March 2006, the Company sold its Perfect Pizza operations in the United Kingdom, consisting of the franchise rights and leases related to the 109 franchised Perfect Pizza restaurants, as well as the related distribution operations. The total proceeds from the sale were approximately $13.0 million, with $8.0 million received in cash at closing, and the balance to be received under the terms of an interest-bearing note. There was no gain or loss recognized during 2006 in connection with the sale of Perfect Pizza.

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

Our income from continuing operations before income taxes totaled $46.0 million in 2007, as compared to $96.2 million in 2006 as summarized in the following table on an operating segment basis (in thousands):

			Increase
	2007	2006	(Decrease)

Domestic Company-owned restaurants	$25,407	$33,176	$(7,769)
Domestic commissaries	35,847	34,690	1,157
Domestic franchising	51,466	51,543	(77)
International	(8,734)	(8,874)	140
All others	6,348	5,628	720
Unallocated corporate expenses	(31,454)	(37,523)	6,069
Minority interests and other	(1,143)	(1,470)	327
Total income from continuing operations before income taxes (excluding Variable interest entities)	77,737	77,170	567
Variable interest entities	(31,709)	18,987	(50,696)
Total income from continuing operations before income taxes	$46,028	$96,157	$(50,129)

Excluding the impact of the consolidation of BIBP (pre-tax loss of $31.7 million or $0.68 per diluted share in 2007 and a pre-tax gain of $19.0 million or $0.36 per diluted share in 2006), 2007 income from continuing operations before income taxes was $77.7 million (7.3% of total revenues), compared to $77.2 million (7.7% of total revenues) in 2006. Our fiscal year 2007 included 52 weeks of operations, compared to 53 weeks in fiscal year 2006. The additional week of operations in 2006 increased our pre-tax income by approximately $3.5 million, or $0.07 per diluted share. The $567,000 increase in income from continuing operations before income taxes (including the 53rd week in 2006 and excluding the consolidation of BIBP) was principally due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income decreased $7.8 million in 2007 as compared to 2006. Approximately $1.6 million of the decrease was related to the 53rd week of operations in 2006. The remaining decline in operating income was primarily due to an increase in labor costs (including the impact of a federal minimum wage increase in July 2007 and certain other minimum wage increases in various states), increased commodity costs and other operating costs. In addition, the 2007 results included $1.8 million in costs associated with the closure or impairment of certain restaurants (the 2006 amount was minimal) and a $594,000 pre-tax gain associated with the termination of a lease agreement in 2007.

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

Performance Unit Plan

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

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans that qualify as VIEs.  Revenues from variable interest entities totaled $7.1 million in 2007 as compared to $7.9 million in 2006.

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

The comparable sales base and average weekly sales for 2007 and 2006 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Year Ended December 30, 2007		Year Ended December 31, 2006
	Company- owned	Franchised	Company- owned	Franchised

Total domestic units (end of period)	648	2,112	577	2,080
Equivalent units	616	2,035	529	2,068
Comparable sales base units	586	1,918	514	1,951
Comparable sales base percentage	95.1%	94.3%	97.2%	94.3%
Average weekly sales - comparable units	$16,016	$13,852	$16,129	$13,826
Average weekly sales - traditional non-comparable units	$10,625	$11,239	$12,552	$10,751
Average weekly sales - non-traditional non-comparable units	$8,272	$25,757	$6,984	$25,883
Average weekly sales - total non-comparable units	$10,292	$13,652	$10,918	$13,074
Average weekly sales - all units	$15,739	$13,841	$15,981	$13,783

Domestic franchise and development fees were $4.8 million in 2007, an increase of $2.2 million, from fees of $2.6 million in 2006, including the collection of $2.0 million of fees associated with the franchise renewal program in 2007, which was substantially completed during the fourth quarter of 2007. We recognized approximately $700,000 for development cancellations and transfer payments in 2007, compared to $900,000 in the corresponding period of the prior year. There were 140 domestic franchised unit openings in 2007 compared to 105 in 2006. The domestic openings in 2007 included non-traditional units in 23 Live Nation amphitheaters compared to the opening of non-traditional units in 17 Six Flags theme parks in 2006. The Live Nation amphitheaters and Six Flags theme parks did not generate opening fees under the terms of our multi-year marketing and partnership agreement.

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

Minority interests and other general expenses reflected net expense of $7.9 million in 2007, as compared to $4.4 million in 2006 as detailed below (in thousands):

			Increase
	2007	2006	(Decrease)

Minority interests income	$1,268	$1,647	$(379)
Disposition and valuation-related costs of other assets	2,981	1,699	1,282
Restaurant impairment and closure reserves	1,807	(260)	2,067
Provision for uncollectible accounts and notes receivable	218	908	(690)
Pre-opening costs	371	467	(96)
Contribution to Marketing Fund	1,000	—	1,000
Other	294	(52)	346
Total minority interests and other general expenses	$7,939	$4,409	$3,530

Depreciation and amortization was $31.9 million (3.0% of revenues) for 2007, as compared to $27.2 million (2.7% of revenues) for 2006. The primary reason for the increase in depreciation and amortization in 2007, as compared to 2006, is due to the acquisition of 118 domestic franchised restaurants during 2006 and 2007.

Net interest. Net interest expense was $6.0 million in 2007, compared to $1.8 million in 2006. The interest expense for 2007 and 2006 includes approximately $500,000 and $600,000, respectively, related to BIBP’s debt with a third-party bank. The increase in our 2007 net interest expense reflected a higher average outstanding debt balance resulting from share repurchase activity under our share repurchase program and franchise restaurant acquisitions in 2007.

Income Tax Expense. We recognized reductions of $3.4 million and $2.5 million in our customary income tax expense associated with the finalization of certain income tax issues in 2007 and 2006, respectively. Our effective income tax rate was 28.9% in 2007 compared to 34.5% in 2006.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands) at year-end:

	2008	2007

Revolving line of credit	$123,500	$134,000
Debt associated with VIEs *	7,075	8,700
Other	79	6
Total debt	130,654	142,706
Less: current portion of debt	(7,075)	(8,700)
Long-term debt	$123,579	$134,006

* During 2008, Papa John’s entered into an agreement to guarantee BIBP’s outstanding debt.

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

Cash flow provided by operating activities from continuing operations increased to $73.1 million in 2008 from $61.6 million in 2007. The consolidation of BIBP decreased cash flow from operations by approximately $10.5 million in 2008 and $31.7 million in 2007 (as reflected in the net income and deferred income taxes captions in the accompanying “Consolidated Statements of Cash Flows”). Excluding the impact of the consolidation of BIBP, cash flow from continuing operations was $83.6 million in 2008, as compared to $93.3 million in 2007. The $9.7 million decrease was primarily due to a decrease in net income.

Cash flow provided by operating activities from continuing operations decreased to $61.6 million in 2007 from $85.2 million in 2006. The consolidation of BIBP decreased cash flow from operations by approximately $31.7 million in 2007 and increased cash flow from operations $19.0 million in 2006. Excluding the impact of the consolidation of BIBP, cash flow from continuing operations was $93.3 million in 2007 as compared to $66.2 million in 2006. The $27.1 million increase in 2007 was primarily due to an increase in net income and an improvement in working capital including accounts receivable, inventories and accounts payable.

During 2007 and 2006, we acquired 63 and 65 Papa John’s restaurants, respectively, (no significant acquisitions in 2008) as summarized below (dollars in thousands):

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

During 2008, we divested 62 Company-owned restaurants to franchisees. Total consideration for the sale of the restaurants was $10.5 million, consisting of cash proceeds of $2.1 million and loans financed by Papa John’s for $8.4 million. The annual revenues of the divested restaurants approximated $38 million.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Purchases of property and equipment amounted to $29.3 million, $31.1 million and $39.4 million in 2008, 2007 and 2006, respectively, and are summarized by operating segment in “Note 21” of “Notes to Consolidated Financial Statements.”

During 2008, our Board of Directors authorized the repurchase of an additional $100.0 million of common stock through the end of 2009. The following is a summary of our common share repurchases for the last three years (in 000’s, except average price per share):

Fiscal Year	Number of Shares Repurchased	Total Cash Paid	Average Price Per Share
2006	3,405	$106,292	$31.22
2007	2,684	$72,871	$27.15
2008	1,400	$37,697	$26.93

Subsequent to year-end (through February 17, 2009), we acquired an additional 264,000 shares at an aggregate cost of $4.8 million. As of February 17, 2009, approximately $57.5 million remained available for repurchase of common stock under our authorization.

The outstanding principal balance under our revolving line of credit increased from $96.5 million in 2006 to $134.0 million in 2007 and decreased to $123.5 million in 2008. The increase from 2006 to 2007 was primarily due to restaurant acquisitions and repurchases of our common stock.

Total 2009 capital expenditures are expected to approximate $30 to $35 million. The planned capital expenditures in 2009 will include growth initiatives, including domestic Company-owned new-unit growth, accelerated development of Papa John’s branded units in the United Kingdom and China, as well as technical support assets for numerous areas of the business, including the online ordering function.

We expect to fund the planned capital expenditures and any additional share repurchases of our common stock for the next twelve months from operating cash flow and approximately $31.1 million remaining availability under our line of credit, reduced for certain outstanding letters of credit. Our total debt was $130.7 million, including $7.1 million associated with BIBP, at December 28, 2008, compared to $142.7 million, including $8.7 million associated with BIBP, at December 30, 2007.

Contractual obligations and payments as of December 28, 2008 due by year are as follows (in thousands):

	Payments Due by Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Contractual Obligations:

Short-term debt - BIBP	$7,075	$—	$—	$—	$7,075
Long-term debt	—	79	—	—	79
Revolving line of credit (1)	—	123,500	—	—	123,500
Total debt	7,075	123,579	—	—	130,654
Operating leases	25,427	42,361	25,707	24,677	118,172
Total contractual obligations	$32,502	$165,940	$25,707	$24,677	$248,826

(1) Excludes a fair value adjustment of $6.2 million included in other long-term liabilities in the consolidated balance sheet related to our interest rate swaps that hedge against the effect of rising interest rates on forecasted future borrowings.

The above table does not include $4.2 million of unrecognized tax benefits since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority.

Off-Balance Sheet Arrangements

The off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition are leases of Company-owned restaurant sites, QC Centers, office space and transportation equipment.

As a condition of the sale of the Perfect Pizza operations in March 2006, we remain contingently liable for payment under approximately 70 lease arrangements as of December 28, 2008, primarily associated with Perfect Pizza restaurant sites. The leases have varying terms, the latest of which expires in 2017. As of December 28, 2008, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the franchisor and franchisee was approximately $6.6 million. We believe our cross-default provisions with the Perfect Pizza franchisor significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we have not recorded any liability with respect to such leases at December 28, 2008.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$24,878	$—	$—	$—	$24,878

See “Notes 8, 11 and 16” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

The contractual obligations above exclude the debt, operating leases and other commercial commitments associated with franchisee VIEs. The third-party creditors and landlords of the franchisee VIEs do not have any recourse to Papa John’s.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other Company communications constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such statements may relate to projections concerning revenue, earnings and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements.

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions and resulting impact on consumer buying habits; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; changes in consumer preferences; the ability of the Company to pass along such increases in or sustained high costs to franchisees; and the impact of legal claims and current proposed legislation impacting our business. These and other risk factors are discussed in detail in “Part I. Item 1A. — Risk Factors” of this report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our debt at December 28, 2008 was principally comprised of a $123.5 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels, or other bank developed rates at our option. During December 2005, March 2007 and August 2008, we entered into interest rate swap agreements that provide for fixed rates of 4.98%, 5.18% and 3.74% respectively, as compared to LIBOR, on the following amount of floating rate debt:

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

The effective interest rate on the line of credit, including the impact of the interest rate swap agreements, was 4.4% as of December 28, 2008. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of December 28, 2008, as mitigated by the interest rate swap agreements based on present interest rates, would increase interest expense approximately $335,000. The annual impact of a 100 basis point increase in interest rates on the third-party debt associated with BIBP would be $71,000.

Approximately 3.4% of our total revenues in 2008 were derived from sales to customers and royalties outside the contiguous United States. Accordingly, foreign exchange rate fluctuations have not had a significant impact on our operating results and thus we did not enter into financial instruments to manage foreign currency exchange risk.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to fluctuations, weather, availability, demand and other factors that are beyond our control. As previously discussed in “Results of Operations and Critical Accounting Policies and Estimates,” we have a purchasing arrangement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Historically, under this arrangement, domestic Company-owned and franchised restaurants have been able to purchase cheese at a fixed price per pound throughout a given quarter, based in part on historical average cheese prices. Gains and losses incurred by BIBP have been used as a factor in determining adjustments to the selling price to restaurants over time. Accordingly, for any given quarter, the price paid by the domestic Company-owned and franchised restaurants may be less than or greater than the prevailing average market price.

As required by FIN 46, Papa John’s consolidates the operating results of BIBP. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our operating results in 2008, 2007 and 2006 and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants.

Many domestic franchisees are facing financial challenges due to a recent decline in sales and continued operating margin pressures from higher commodity costs (primarily cheese and wheat) as well as increased utility costs. In addition, due to the recent events impacting credit availability, many franchisees are having difficulty obtaining credit from third-party lending institutions for working capital and development purposes. In an effort to assist franchisees through this difficult period, the BIBP formula was modified effective for the last two months of 2008 and for 2009. The modified formula for the last two months of 2008 resulted in domestic restaurants paying the expected futures spot market price for cheese plus an interest carry cost (Q4-08 modified price), which was approximately $0.28 per pound less than the pre-established fourth quarter price paid by domestic restaurants during October 2008. The modified price reduced the food cost and increased operating margin for the average restaurant approximately 1.4% for the last two months of 2008.

With respect to the BIBP cheese cost relief for 2009, for the first two months of the year the price per pound was set at a level approximately equal to the Q4-08 modified price, and substantially less than the price as would have been determined by the standard formula. Effective in March 2009, we will modify the BIBP formula to establish the price of cheese on a more frequent basis at the projected spot market price plus a certain mark-up. The amount of the mark-up depends on the projected spot market prices. Under this new price formula, we anticipate BIBP will substantially repay its cumulative deficit by the end of 2011.

The following table presents the actual average block price for cheese and the BIBP block price by quarter in 2008, 2007 and 2006:

	Actual Block Price			BIBP Block Price
	2008	2007	2006	2008	2007	2006

Quarter 1	$1.904	$1.341	$1.268	$1.608	$1.344	$1.548
Quarter 2	1.996	1.684	1.182	1.754	1.379	1.482
Quarter 3	1.859	1.969	1.215	2.042	1.497	1.525
Quarter 4	1.748	1.982	1.306	1.831	1.564	1.447
Full Year	$1.877	$1.744	$1.243	$1.809	$1.446	$1.501

The following table presents the average block price for cheese and the average BIBP block price by quarter as projected through 2009 (based on the February 17, 2009 Chicago Mercantile Exchange (CME) milk futures market prices):

	Block Price
	Projected	Projected
	Market	BIBP
	2009	2009

Quarter 1	$1.176	$1.621
Quarter 2	1.281	1.512
Quarter 3	1.508	1.639
Quarter 4	1.591	1.691
Full Year	$1.389	$1.616

The following table presents the 2008, 2007 and 2006 impact by quarter on our pre-tax income due to consolidating BIBP. Additionally, based on the CME milk futures market prices as of February 17, 2009, and the projected 2009 cheese costs to restaurants as determined by the revised BIBP pricing formula as described above, the consolidation of BIBP is projected to increase our pre-tax income as follows in 2009 (in thousands):

	Projected	Actual	Actual	Actual
	2009	2008	2007	2006
Quarter 1	$11,402	$(7,951)	$(406)	$5,389
Quarter 2	5,423	(6,302)	(8,257)	6,303
Quarter 3	2,941	2,826	(10,707)	5,336
Quarter 4	2,190	887	(12,339)	1,959
Full Year	$21,956	$(10,540)	$(31,709)	$18,987

The 2009 projections above are based upon current futures market prices. Historically, actual results have been subject to large fluctuations and have differed significantly from previous projections using the futures market prices.

Over the long term, we expect to purchase cheese at a price approximating the actual average market price and therefore we do not generally make use of financial instruments to hedge commodity prices.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The consolidated financial statements appearing in this Annual Report have been prepared by management, who is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 28, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Papa John’s International, Inc. and on the effectiveness of our internal controls over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ John H. Schnatter	/s/ J. David Flanery
John H. Schnatter	J. David Flanery
Founder Chairman and Interim	Senior Vice President and Chief
Chief Executive Officer	Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Papa John’s International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and subsidiaries at December 28, 2008 and December 30, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Papa John’s International, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 23, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Papa John’s International, Inc.

We have audited Papa John’s International, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Papa John’s International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in the Annual Report on Form 10-K for the fiscal year ended December 28, 2008. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Papa John’s International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 23, 2009

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended
	December 28,	December 30,	December 31,
(In thousands, except per share amounts)	2008	2007	2006
Domestic revenues:
Company-owned restaurant sales	$533,255	$504,330	$447,938
Variable interest entities restaurant sales	8,328	7,131	7,859
Franchise royalties	59,704	55,283	56,374
Franchise and development fees	1,600	4,758	2,597
Commissary sales	429,068	399,099	413,075
Other sales	61,415	61,820	50,505
International revenues:
Royalties and franchise and development fees	12,868	10,314	7,551
Restaurant and commissary sales	25,849	20,860	15,658
Total revenues	1,132,087	1,063,595	1,001,557
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	120,545	112,773	88,311
Salaries and benefits	158,276	152,043	131,946
Advertising and related costs	48,547	47,121	41,279
Occupancy costs	34,973	31,866	27,245
Other operating expenses	72,349	68,460	58,824
Total domestic Company-owned restaurant expenses	434,690	412,263	347,605
Variable interest entities restaurant expenses	7,360	6,018	6,708
Domestic commissary and other expenses:
Cost of sales	363,042	332,163	336,659
Salaries and benefits	35,090	34,622	32,363
Other operating expenses	45,732	43,766	45,153
Total domestic commissary and other expenses	443,864	410,551	414,175
Loss (income) from the franchise cheese-purchasing program, net of minority interest	6,296	22,853	(15,247)
International operating expenses	22,822	18,718	15,824
General and administrative expenses	99,723	101,340	102,920
Minority interests and other general expenses	21,022	7,939	4,409
Depreciation and amortization	32,846	31,866	27,208
Total costs and expenses	1,068,623	1,011,548	903,602
Operating income from continuing operations	63,464	52,047	97,955
Investment income	848	1,446	1,682
Interest expense	(7,536)	(7,465)	(3,480)
Income from continuing operations before income taxes	56,776	46,028	96,157
Income tax expense	19,980	13,293	33,171
Income from continuing operations	36,796	32,735	62,986
Income from discontinued operations, net of tax	—	—	389
Net income	$36,796	$32,735	$63,375

Basic earnings per common share:
Income from continuing operations	$1.31	$1.10	$1.95
Income from discontinued operations, net of tax	—	—	0.01
Basic earnings per common share	$1.31	$1.10	$1.96

Earnings per common share - assuming dilution:
Income from continuing operations	$1.30	$1.09	$1.91
Income from discontinued operations, net of tax	—	—	0.01
Earnings per common share - assuming dilution	$1.30	$1.09	$1.92

Basic weighted average shares outstanding	28,124	29,666	32,312
Diluted weighted average shares outstanding	28,264	30,017	33,046

Supplemental data (see Note 15):
Revenues - affiliates	$25,070	$24,250	$57,140
Other income - affiliates	—	61	66

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)	December 28, 2008	December 30, 2007

Assets
Current assets:
Cash and cash equivalents	$10,987	$8,877
Accounts receivable (less allowance for doubtful accounts of $3,003 in 2008 and $4,431 in 2007)	22,921	21,675
Accounts receivable-affiliates (no allowance for doubtful accounts in 2008 and 2007)	854	864
Inventories	16,872	18,806
Prepaid expenses	9,797	10,711
Other current assets	5,275	5,581
Assets held for sale	1,540	—
Deferred income taxes	7,102	7,147
Total current assets	75,348	73,661
Investments	530	825
Net property and equipment	189,992	198,957
Notes receivable (less allowance for doubtful accounts of $5,445 in 2008 and $1,061 in 2007)	7,594	11,804
Deferred income taxes	17,518	12,384
Goodwill	76,914	86,505
Other assets	18,572	17,681
Total assets	$386,468	$401,817

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,148	$31,157
Income and other taxes	9,685	10,866
Accrued expenses	54,220	56,466
Current portion of debt	7,075	8,700
Total current liabilities	100,128	107,189
Unearned franchise and development fees	5,916	6,284
Long-term debt, net of current portion	123,579	134,006
Other long-term liabilities	26,859	27,435
Stockholders’ equity:
Preferred stock ($.01 par value per share; no shares issued)	—	—
Common stock ($.01 par value per share; issued 35,126 in 2008 and 34,866 in 2007)	352	349
Additional paid-in capital	216,553	208,598
Accumulated other comprehensive income (loss)	(3,818)	156
Retained earnings	133,759	96,963
Treasury stock (7,489 shares in 2008 and 6,089 shares in 2007, at cost)	(216,860)	(179,163)
Total stockholders’ equity	129,986	126,903
Total liabilities and stockholders’ equity	$386,468	$401,817

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common			Accumulated
	Stock		Additional	Other			Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 25, 2005	33,081	$331	$160,999	$(290)	$239	$—	$161,279
Comprehensive income:
Net income	—	—	—	—	63,375	—	63,375
Change in valuation of interest rate swap agreement, net of tax of $212	—	—	—	360	—	—	360
Other, net	—	—	—	445	—	—	445
Comprehensive income							64,180
Exercise of stock options	1,020	10	15,204	—	—	—	15,214
Tax benefit related to exercise of non-qualified stock options	—	—	7,216	—	—	—	7,216
Acquisition of Company common stock	(3,405)	—	—	—	—	(106,292)	(106,292)
Other	—	—	4,571	—	—	—	4,571
Balance at December 31, 2006	30,696	341	187,990	515	63,614	(106,292)	146,168
Cumulative effect of adoption of FIN 48	—	—	—	—	614	—	614
Adjusted balance at January 1, 2007	30,696	341	187,990	515	64,228	(106,292)	146,782
Comprehensive income:
Net income	—	—	—	—	32,735	—	32,735
Change in valuation of interest rate swap agreements, net of tax of $744	—	—	—	(1,294)	—	—	(1,294)
Other, net	—	—	—	935	—	—	935
Comprehensive income							32,376
Exercise of stock options	765	8	12,211	—	—	—	12,219
Tax benefit related to exercise of non-qualified stock options	—	—	3,325	—	—	—	3,325
Acquisition of Company common stock	(2,684)	—	—	—	—	(72,871)	(72,871)
Other	—	—	5,072	—	—	—	5,072
Balance at December 30, 2007	28,777	349	208,598	156	96,963	(179,163)	126,903
Comprehensive income:
Net income	—	—	—	—	36,796	—	36,796
Change in valuation of interest rate swap agreements, net of tax of $1,474	—	—	—	(2,650)	—	—	(2,650)
Other, net	—	—	—	(1,324)	—	—	(1,324)
Comprehensive income							32,822
Exercise of stock options	260	3	4,620	—	—	—	4,623
Tax benefit related to exercise of non-qualified stock options	—	—	771	—	—	—	771
Acquisition of Company common stock	(1,400)	—	—	—	—	(37,697)	(37,697)
Other	—	—	2,564	—	—	—	2,564
Balance at December 28, 2008	27,637	$352	$216,553	$(3,818)	$133,759	$(216,860)	$129,986

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

At December 28, 2008, the accumulated other comprehensive loss of $3,818 was comprised of a net unrealized loss on the interest rate swap agreements of $3,950 and an $88 pension plan liability for PJUK , offset by unrealized foreign currency translation gains of $220.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 28,	December 30,	December 31,
(In thousands)	2008	2007	2006
Operating activities
Net income	$36,796	$32,735	$63,375
Income from discontinued operations (net of income taxes)	—	—	(389)
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant closure, impairment and disposition losses (gains)	8,818	1,807	(260)
Provision for uncollectible accounts and notes receivable	5,769	1,718	3,445
Depreciation and amortization	32,846	31,866	27,208
Deferred income taxes	(3,608)	(10,779)	3,191
Stock-based compensation expense	2,564	4,883	4,707
Excess tax benefit related to exercise of non-qualified stock options	(771)	(3,325)	(6,533)
Other	1,255	5,564	5,158
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,162)	(183)	(6,020)
Inventories	1,833	7,915	(583)
Prepaid expenses	914	(3,402)	(2,148)
Other current assets	446	2,468	(630)
Other assets and liabilities	(2,913)	(7,092)	(7,211)
Accounts payable	(2,009)	1,893	(2,168)
Income and other taxes	(1,181)	(3,656)	(1,726)
Accrued expenses	(2,166)	457	5,465
Unearned franchise and development fees	(368)	(1,278)	306
Net cash provided by operating activities from continuing operations	73,063	61,591	85,187
Operating cash flows from discontinued operations	—	—	414
Net cash provided by operating activities	73,063	61,591	85,601
Investing activities
Purchase of property and equipment	(29,271)	(31,148)	(39,352)
Purchase of investments	(632)	(303)	(2,014)
Proceeds from sale or maturity of investments	927	731	6,983
Loans issued	(1,468)	(6,541)	(6,181)
Loan repayments	2,017	6,257	9,339
Acquisitions	(183)	(24,983)	(31,943)
Proceeds from divestitures of restaurants	2,145	632	1,300
Other	233	32	286
Net cash from continuing operations used in investing activities	(26,232)	(55,323)	(61,582)
Proceeds from divestiture of discontinued operations	—	—	8,020
Net cash used in investing activities	(26,232)	(55,323)	(53,562)
Financing activities
Net proceeds (repayments) from line of credit facility	(10,500)	37,500	47,500
Net proceeds (repayments) from short-term debt - variable interest entities	(1,625)	8,175	(5,575)
Excess tax benefit related to exercise of non-qualified stock options	771	3,325	6,533
Proceeds from exercise of stock options	4,623	12,219	15,214
Acquisition of Company common stock	(37,697)	(72,871)	(106,292)
Other	299	1,035	1,293
Net cash used in financing activities	(44,129)	(10,617)	(41,327)
Effect of exchange rate changes on cash and cash equivalents	(592)	247	169
Change in cash and cash equivalents	2,110	(4,102)	(9,119)
Cash and cash equivalents at beginning of year	8,877	12,979	22,098
Cash and cash equivalents at end of year	$10,987	$8,877	$12,979

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” currently in all 50 states, the District of Columbia, Puerto Rico and 29 countries. We also operated and franchised pizza delivery and carryout restaurants under the trademark “Perfect Pizza” in the United Kingdom until March 2006, when we sold our Perfect Pizza operations, consisting of the franchised units and related distribution operations. Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Depreciation expense was $31.8 million in 2008, $30.6 million in 2007 and $26.5 million in 2006.

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

The recoverability of indefinite-lived intangible assets (i.e., goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the estimated fair value to its carrying value. Our estimated fair value for Company-owned restaurants is comprised of two components. The first component is the cash sales price that would be received at the time of the sale and the second component is an investment in the continuing franchise agreement, representing the discounted value of future royalties less any incremental direct operating costs, that would be collected under the ten-year franchise agreement.

During 2008, we sold to domestic franchisees 62 Company-owned restaurants located primarily in three markets. As a part of the sales of these restaurants, we recorded a $3.6 million intangible asset for the investment in the continuing franchise agreement, representing the discounted value of the royalties we will receive over the next ten years from the purchaser/franchisee. The $3.6 million intangible asset will be amortized over the ten-year franchise agreement as a reduction in the royalty income of $360,000 annually. If our plans for increased sales, unit growth and profitability are not met, future impairment charges could occur.

At December 28, 2008, we had a net investment of approximately $15.7 million associated with our United Kingdom subsidiary (PJUK), excluding the $3.5 million loan due from the purchaser of Perfect Pizza. During 2008, we recorded an impairment charge of $2.3 million associated with our PJUK operations. We have developed plans for PJUK to continue to improve its operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans.

If our initiatives with PJUK and certain domestic markets are not successful, future impairment charges could occur. See Note 7 for additional information.

Restaurant Closures

We recognize the costs associated with restaurant closures at the time such costs are actually incurred, as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, generally expected to be at the time the closing occurs.

Discontinued Operations

The Company previously operated and franchised pizza delivery and carryout restaurants under the trademark “Perfect Pizza” in the United Kingdom. The Company sold its Perfect Pizza operations, consisting of the franchised units and related distribution operations in March 2006, which were classified as discontinued (see Note 3). A business component that either has been disposed of or is classified as held for sale is accounted for as a discontinued operation if the cash flow of the component has been or will be eliminated from the ongoing operations of the Company and the Company will no longer have any significant continuing involvement in the business. The results of operations of the discontinued operations through the date of sale, including any gain or loss on disposition, are aggregated and presented on a separate line in the income statement. Prior to dispositions, the assets and liabilities of discontinued operations are aggregated and reported on separate lines in the balance sheet. We have separately disclosed the operating and investing activities of the cash flows attributable to our discontinued Perfect Pizza operations. There was not an impact on our financing activities associated with the discontinued operations for the three years presented in the statements of cash flows.

Deferred Costs

We defer certain systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $754,000 in 2008, $608,000 in 2007 and $415,000 in 2006.

Deferred Income Tax Assets and Tax Reserves

We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our filed position. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or examination settlements that may impact our ultimate payment for such exposures.

As of December 28, 2008, we had a net deferred income tax asset balance of $24.6 million, of which approximately $15.1 million relates to BIBP’s net operating loss carryforward.  We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations since we believe it is more likely than not that the Company’s future earnings, including BIBP, will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

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

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures based on FIN 48 requirements described above. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized reductions of $1.7 million, $3.4 million and $2.5 million in our customary income tax expense associated with the finalization of certain income tax issues in 2008, 2007 and 2006, respectively.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 “Accounting and Disclosure of Stock-Based Compensation”. As required, we adopted the provisions of SFAS No. 123(R) effective at the beginning of our fiscal 2006, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in 2006, 2007 and 2008 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 25, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Upon adoption of SFAS No. 123(R), we elected to continue using the Black-Scholes option-pricing model.

SFAS No. 157, Fair Value Measurements

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

•                  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of December 28, 2008 are as follows:

	Carrying		Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

Financial assets:
Investments	$530	$530	$—	$—
Non-qualified deferred compensation plan	8,887	8,887	—	—

Financial liabilities:
Interest rate swaps	6,173	—	6,173	—

The adoption for non-financial assets and liabilities in fiscal 2009 is not expected to significantly impact our estimates of value related to long-lived and intangible assets such as our annual fair value evaluation of our United Kingdom subsidiary, Papa John’s UK (“PJUK”) and domestic Company-owned restaurants.

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

For the net change in fair value of our derivatives associated with our debt agreements, we recognized losses of $4.1 million ($2.7 million after tax) and $2.0 million ($1.3 million after tax) in 2008 and 2007, respectively. For 2006, we recognized other comprehensive income of $572,000 ($360,000 after tax) for such changes in fair value. The ineffective portions of our hedges were not material to our operating earnings for 2008, 2007 and 2006. Fair value is based on quoted market prices. See Note 8 for additional information on our debt and credit arrangements.

Earnings per Share

The calculations of basic earnings per common share and earnings per common share — assuming dilution, before income from discontinued operations, for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 are as follows (in thousands, except per share data):

	2008	2007	2006
Basic earnings per common share:
Income from continuing operations	$36,796	$32,735	$62,986
Weighted average shares outstanding	28,124	29,666	32,312
Basic earnings per common share	$1.31	$1.10	$1.95

Earnings per common share - assuming dilution:
Income from continuing operations	$36,796	$32,735	$62,986

Weighted average shares outstanding	28,124	29,666	32,312
Dilutive effect of outstanding common stock options	140	351	734
Diluted weighted average shares outstanding	28,264	30,017	33,046
Earnings per common share - assuming dilution	$1.30	$1.09	$1.91

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 1.5 million in 2008, 895,000 in 2007 and 12,000 in 2006.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. SFAS No. 159 is effective for fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009. This statement provides companies with the option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. Companies electing to adopt SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company does not intend to elect the SFAS No. 159 fair value measurement option.

In December 2007, the FASB issued SFAS No. 141 - revised 2007 (SFAS No. 141R), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies to business combinations for which the acquisition date is on or after December 15, 2008 or our first quarter of fiscal 2009. Early adoption is prohibited. The adoption of this statement is not expected to have a significant impact on Papa John’s consolidated financial statements.

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

3.  Discontinued Operations

The Company sold its Perfect Pizza operations, consisting of the franchised units and related distribution operations in March 2006. Total proceeds from the sale were approximately $13.0 million ($8.0 million received in cash and $5.0 million as a note payable to Papa John’s). There was no gain or loss recognized in connection with the sale of Perfect Pizza. The following summarizes the results of the discontinued operations for the year ended December 31, 2006 (in thousands):

2006

Net sales	$2,421
Operating expenses	1,449
G&A expenses	330
Other expenses	25
Income before income taxes	617
Income tax expense	228
Net income from discontinued operations	$389

Basic earnings per common share	$0.01

Earnings per common share - assuming dilution	$0.01

4.  Accounting for Variable Interest Entities

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

We have a purchasing arrangement with BIBP, a special-purpose entity formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a price based in part upon historical average market prices. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set quarterly price. Effective in March 2009, we will modify the BIBP formula to establish the price of cheese on a more frequent basis at the projected spot market price plus a certain mark-up. The amount of the mark-up depends on the projected spot market prices. Under this new price formula, we anticipate BIBP will substantially repay its cumulative deficit by the end of 2011. PJFS purchased $165.4 million, $138.2 million and $144.1 million of cheese from BIBP during 2008, 2007 and 2006, respectively.

As defined by FIN 46, we are deemed the primary beneficiary of BIBP, a VIE. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized a pre-tax loss of $10.5 million ($6.9 million net of tax, or $0.24 per diluted share), pre-tax loss of $31.7 million ($20.5 million net of tax, or $0.68 per diluted share) and a pre-tax gain of $19.0 million ($11.8 million net of tax, or $0.36 per diluted share) in 2008, 2007 and 2006, respectively, reflecting BIBP’s operating income (losses), net of BIBP’s shareholders’ equity. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the noted volatility of the cheese market.

BIBP has a $15.0 million line of credit with a commercial bank. In late 2008, Papa John’s agreed to guarantee the outstanding balance associated with the line of credit.  In addition, Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of December 28, 2008, BIBP had borrowings of $7.1 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and $35.7 million under the line of credit from Papa John’s (the $35.7 million outstanding balance under the Papa John’s line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s). As of December 30, 2007, BIBP had borrowings of $8.7 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and $20.5 million under the line of credit from Papa John’s (the $20.5 million outstanding balance under the Papa John’s line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s).  BIBP had outstanding borrowings of $11.1 million under the commercial bank facility and $30.4 million under the line of credit from Papa John’s as of February 17, 2009.

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s was deemed the primary beneficiary of certain franchise entities in 2008, 2007 and 2006, even though we have no ownership interest in them.

The consolidation of the franchise entities has had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of December 28, 2008 and December 30, 2007:

	December 28, 2008			December 30, 2007
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$—	$70	$70	$1,789	$235	$2,024
Accounts receivable - Papa John’s	4,687	—	4,687	4,424	—	4,424
Other current assets	1,089	55	1,144	968	46	1,014
Net property and equipment	—	4,314	4,314	—	756	756
Goodwill	—	4,556	4,556	—	455	455
Deferred income taxes	15,057	—	15,057	11,324	—	11,324
Total assets	$20,833	$8,995	$29,828	$18,505	$1,492	$19,997

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$5,391	$381	$5,772	$9,785	$319	$10,104
Short-term debt - third party	7,075	—	7,075	8,700	—	8,700
Short-term debt - Papa John’s	35,743	7,991	43,734	20,538	560	21,098
Total liabilities	48,209	8,372	56,581	39,023	879	39,902
Stockholders’ equity (deficit)	(27,376)	623	(26,753)	(20,518)	613	(19,905)
Total liabilities and stockholders’ equity (deficit)	$20,833	$8,995	$29,828	$18,505	$1,492	$19,997

5.  Acquisitions

During 2007 and 2006 (no significant acquisitions in 2008), we acquired 63 and 65 Papa John’s restaurants, respectively, as summarized below (dollars in thousands).

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

The business combinations in 2007 and 2006 were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial statements. The goodwill associated with the above-mentioned acquisitions is eligible for deduction over 15 years under U.S. tax regulations.

6.  Goodwill and Other Intangible Assets

Our consolidated balance sheets include $76.9 million and $86.5 million of goodwill at December 28, 2008 and December 30, 2007, respectively, net of accumulated amortization of $5.5 million and $6.2 million in 2008 and 2007, respectively. The changes in the carrying amount of goodwill by reportable segment for the years ended December 28, 2008 and December 30, 2007 are as follows:

(in thousands)	Domestic Restaurants	International	Variable Interest Entities	All Others	Total

Balance as of December 31, 2006	$45,709	$20,752	$460	$436	$67,357
Acquisitions	19,173	—	—	—	19,173
Other	(16)	(4)	(5)	—	(25)
Balance as of December 30, 2007	64,866	20,748	455	436	86,505
Divestitures	(11,392)	—	—	—	(11,392)
Impairment charge	—	(2,300)	—	—	(2,300)
Consolidation of VIEs	—	—	4,101	—	4,101
Balance as of December 28, 2008	$53,474	$18,448	$4,556	$436	$76,914

 See Notes 5 and 7 for discussions of acquisitions and dispositions of Company-owned restaurants.

7. Restaurant Closure, Impairment and Dispositions

The following table summarizes restaurant closure, impairment and disposition losses (gains) included in minority interests and other general expenses in the accompanying consolidated statements of income during 2008, 2007 and 2006:

(in thousands)	2008	2007	2006

Net book value of divested restaurants	$15,915	$680	$—
Intangible asset - investment in continuing franchise agreement (2)	(3,579)	—	—
Adjusted net book value of divested restaurants	12,336	680	—

Cash proceeds received (1)	2,145	632	—
Fair value of notes receivable issued to franchisees	6,857	—	—
Total consideration at fair value (1)	9,002	632	—
Loss on restaurants sold	3,334	48	—

Loss on domestic restaurant closures and restaurants to be sold (3)	2,441	1,569	—
Adjustment to long-lived asset impairment reserves (4)	743	190	(260)
PJUK impairment charge (5)	2,300	—	—
Total restaurant closure, impairment and disposition losses (gains)	$8,818	$1,807	$(260)

(1)           We sold 62 and four Company-owned restaurants to franchisees in 2008 and 2007, respectively. As a part of the agreements to sell some of the restaurants, we issued notes receivable totaling $8.4 million, with a fair value of $6.9 million.

(2)           As a part of the sales of these restaurants, we recorded a $3.6 million intangible asset for the investment in the continuing franchise agreement, representing the discounted value of the royalties we will receive over the next ten years. The $3.6 million intangible asset will be amortized over the ten-year franchise agreement as a reduction in royalty income of $360,000 annually. The intangible assets are recorded in other assets in the accompanying consolidated balance sheet at December 28, 2008.

(3)           During the fourth quarter of 2008, we decided to sell seven restaurants located in one market. We recorded a pre-tax charge of $1.2 million to reflect our estimated fair value associated with these restaurants. We anticipate that the sale will be completed during 2009. We also recorded $1.2 million in charges associated with closed restaurants.

During the fourth quarter of 2007, we decided to close ten domestic restaurants (five were closed in 2007 and the remainder were closed in early 2008), which were located in five markets, due to deteriorating economic performance and an insufficient outlook for improvement. We recorded pre-tax expense of approximately $800,000 associated with the closure of these restaurants. In addition, during 2007, we decided to sell four restaurants located in one market. We recorded a pre-tax charge of $765,000 to reflect our estimated fair value associated with these restaurants that were sold during 2008.

(4)           We identified 14 under-performing restaurants located in one market that were subject to impairment charges due to the restaurants’ declining performance during 2008, which was a result of increased competition, increased operating expenses and deteriorating economic conditions in that market. During our review of potentially impaired restaurants, we considered several indicators, including restaurant profitability, annual comparable sales, operating trends and actual operating results at a market level. In accordance with SFAS No. 144, we estimated the undiscounted cash flows over the estimated lives of the assets for each of our restaurants that met certain impairment indicators and compared those estimates to the carrying values of the underlying assets. The forecasted cash flows were based on our assessment of the individual restaurant’s future profitability, which is based on the restaurant’s historical financial performance, the maturing of the restaurant’s market, as well as our future operating plans for the restaurant and its market. In estimating fair market value based on future cash flows, we used a discount rate of 10.5%, which approximated the return we expected on those types of investments. Based on our analysis, we determined that 14 restaurants were impaired for a total of $743,000.

(5)           At December 28, 2008, we had a net investment of approximately $15.7 million associated with our United Kingdom subsidiary (PJUK), excluding the $3.5 million loan due from the purchaser of Perfect Pizza. During 2008, we recorded a goodwill impairment charge of $2.3 million associated with our PJUK operations.

8. Debt and Credit Arrangements

Debt and credit arrangements consist of the following (in thousands):

	2008	2007

Revolving line of credit	$123,500	$134,000
Debt associated with VIEs *	7,075	8,700
Other	79	6
Total debt	130,654	142,706
Less: current portion of debt	(7,075)	(8,700)
Long-term debt	$123,579	$134,006

* During 2008, Papa John’s entered into an agreement to guarantee BIBP’s outstanding debt.

In January 2006, we executed a five-year, unsecured Revolving Credit Facility (“Credit Facility”) totaling $175.0 million. Under the New Credit Facility, outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option.  The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The remaining availability under our line of credit, reduced for certain outstanding letters of credit, approximated $31.1 million and $20.6 million as of December 28, 2008 and December 30, 2007, respectively. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At December 28, 2008 and December 30, 2007, we were in compliance with these covenants.

We presently have three interest rate swap agreements that provide for a fixed rate of 4.98%, 5.18% and 3.74% respectively, as compared to LIBOR, on the following amount of floating rate debt:

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

The net fair value of the swaps was a liability balance of $6.2 million ($4.0 million net of tax) at December 28, 2008 and $2.0 million ($1.3 million net of tax) at December 30, 2007. The liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets (offset by corresponding amounts in stockholders’ equity, representing the net unrealized losses included in accumulated other comprehensive income (loss)).

The weighted average interest rate for our revolving line of credit, including the impact of the previously mentioned swap agreements, was 5.0% in fiscal 2008 and 5.7% in both fiscal 2007 and 2006. Interest paid, including payments made or received under the above-noted swaps, was $7.4 million in both 2008 and 2007 and $3.3 million in 2006.

9.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2008	2007
Land	$31,450	$31,659
Buildings and improvements	79,586	79,726
Leasehold improvements	82,319	84,737
Equipment and other	190,913	203,532
Construction in progress	3,812	8,420
	388,080	408,074
Less accumulated depreciation and amortization	(198,088)	(209,117)
Net property and equipment	$189,992	$198,957

10.  Notes Receivable

Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the acquisition, construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. In addition, as part of the sale of Perfect Pizza (see Note 3), we have a loan outstanding from the purchaser of those operations. Loans outstanding were approximately $7.6 million on a consolidated basis as of December 28, 2008, net of allowance for doubtful accounts (our $35.7 million loan was eliminated upon consolidating BIBP and $8.0 million of loans were eliminated upon consolidating franchisee VIEs) and $11.8 million as of December 30, 2007, net of allowance for doubtful accounts ($20.5 million was eliminated upon consolidating BIBP and $560,000 was eliminated upon consolidating franchisee VIEs).

Notes receivable bear interest at fixed or floating rates (with an average stated rate of 6.2% at December 28, 2008), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans approximate market value. Interest income recorded on franchisee loans was approximately $349,000 in 2008, $811,000 in 2007 and $689,000 in 2006 and is reported in investment income in the accompanying consolidated statements of income.

We established reserves of $5.4 million and $1.1 million as of December 28, 2008 and December 30, 2007, respectively, for potentially uncollectible notes receivable from franchisees and the purchaser of the Perfect Pizza operations. We concluded the reserves were necessary due to certain franchisees’ economic performance and underlying collateral value.

11. Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees are self-insured up to certain individual and aggregate reinsurance levels. Losses are accrued based upon estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company. Our estimated corporate insurance reserves totaled $18.7 million in 2008 and $19.5 million in 2007.

From October 2000 through September 2004, our franchisee insurance program, which provides insurance to our franchisees, was self-insured. Beginning in October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, the 2004 agreement eliminates our risk of loss for franchise insurance coverage written after September 2004. Our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from the inception of the captive insurance company in October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon periodic actuarial valuations.

Our estimated liabilities for claims loss reserves associated with the franchise insurance program are $2.9 million at December 28, 2008 and $5.5 million at December 30, 2007, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Investments of $530,000 and $825,000 as of December 28, 2008 and December 30, 2007, respectively, are held by the captive insurance subsidiary to fund these estimated liabilities and are classified as long-term investments in the accompanying consolidated balance sheets.

We are a party to standby letters of credit with off-balance sheet risk associated with our insurance programs and with RSC. The total amount committed under letters of credit for these programs was $24.8 million at December 28, 2008.

12.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2008	2007
Self-insurance reserves	$18,777	$20,679
Salaries, benefits and bonuses	13,676	14,701
Rent	5,348	4,904
Marketing	4,215	1,898
Purchases	3,200	4,031
Consulting and professional fees	1,779	1,629
Utilities	1,001	966
Interest	296	342
Other	5,928	7,316
Total	$54,220	$56,466

13.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	2008	2007
Deferred compensation plan	$8,395	$10,595
Minority interest - joint ventures	8,252	8,035
Captive insurance claims loss reserves	2,880	5,495
Interest rate swaps	6,173	2,048
Minority interest - variable interest entities	623	613
Other	536	649
Total	$26,859	$27,435

14.  Income Taxes

A summary of the provision (benefit) for income taxes, exclusive of the tax effects related to discontinued operations, follows (in thousands):

	2008	2007	2006
Current:
Federal	$20,500	$21,107	$26,425
Foreign	810	620	619
State and local	2,278	2,345	2,936
Deferred (federal and state)	(3,608)	(10,779)	3,191
Total	$19,980	$13,293	$33,171

Significant deferred tax assets (liabilities) follow (in thousands):

	2008	2007
Unearned development fees	$2,101	$2,214
Accrued liabilities	10,911	11,857
Other assets and liabilities	5,697	4,543
BIBP net operating loss	15,057	11,324
Stock options	4,517	3,569
Other	2,277	802
Foreign net operating losses	5,508	4,504
Valuation allowance on foreign net operating losses	(5,508)	(4,504)
Total deferred tax assets	40,560	34,309

Deferred expenses	(1,946)	(2,794)
Accelerated depreciation	(3,827)	(3,932)
Goodwill	(5,997)	(4,255)
Other	(4,170)	(3,797)
Total deferred tax liabilities	(15,940)	(14,778)
Net deferred tax assets	$24,620	$19,531

The Company had approximately $19.9 million and $15.2 million of foreign tax net operating loss carryovers as of December 28, 2008 and December 30, 2007, respectively, for which a valuation allowance has been provided. A substantial majority of our foreign tax net operating losses do not have an expiration date.

Management believes it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of the recorded net deferred tax assets for federal and state purposes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense, exclusive of income associated with discontinued operations, for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 is as follows (in thousands):

	2008	2007	2006
Tax at U.S. federal statutory rate	$19,872	$16,110	$33,655
State and local income taxes	1,462	1,167	2,501
Foreign income taxes	810	620	619
Settlement of certain tax issues	(1,684)	(3,408)	(2,494)
Tax credits and other	(480)	(1,196)	(1,110)
Total	$19,980	$13,293	$33,171

Income taxes paid were $23.9 million in 2008, $24.0 million in 2007 and $28.0 million in 2006.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.  The Company is currently undergoing examinations by various state and local tax authorities.  The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $1.0 million during the next 12 months.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2006	$8,009
Cumulative effect of adoption of FIN 48	(614)
Adjusted beginning balance	$7,395
Additions based on tax positions related to current year	357
Reductions for tax positions of prior years	(17)
Reductions for lapse of statute of limitations	(1,826)
Settlements	(60)
Balance at December 30, 2007	$5,849
Reductions for tax positions of prior years	(464)
Reductions for lapse of statute of limitations	(911)
Settlements	(271)
Balance at December 28, 2008	$4,203

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a part of income tax expense. The Company’s 2008 and 2007 income tax expense includes an interest benefit of $380,000 and $253,000, respectively, while income tax expense for 2006 includes interest expense of $721,000. The Company had approximately $1.5 million and $1.9 million for the payment of interest and penalties accrued at December 28, 2008 and December 30, 2007, respectively.

15.  Related Party Transactions

Certain of our officers and directors own equity interests in entities that generate and/or have rights to develop franchised restaurants. Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties, the Marketing Fund and Papa Card, Inc. (in thousands):

	2008	2007	2006
Revenues from affiliates:
Commissary sales	$18,280	$17,656	$47,124
Other sales	4,240	4,103	3,696
Franchise royalties	2,500	2,426	6,305
Franchise and development fees	50	65	15
Total	$25,070	$24,250	$57,140

Other income from affiliates	$—	$61	$66
Accounts receivable-affiliates	$854	$864	$783

The above table excludes transactions and balances related to former non-management directors for the time period subsequent to their retirement or resignation from our Board.

We paid $355,000 in 2008, $251,000 in 2007 and $80,000 in 2006 for charter aircraft services provided by an entity owned by our Founder Chairman and Interim Chief Executive Officer. We believe the rates charged to the Company were at the market rates that could have been obtained from independent third parties for similar aircraft.

We sold approximately $55,000 of print and promotional materials to a company partially owned by our Founder Chairman and Interim Chief Executive Officer during 2008 (none in 2007 and 2006). We charged fair market value for these print and promotional materials.

During 2008, a franchise entity that is owned by one executive officer and two former executive officers of Papa John’s sold two restaurants for $415,000 to an unrelated third-party franchise entity. In addition, a franchise entity that is owned by a member of our Board of Directors sold three restaurants in two separate transactions for a total of $470,000 to unrelated third-party franchise entities.

A former member of our Board of Directors had a minority interest (less than 20%) in a franchisee during 2005. This franchise entity entered into an agreement to sell an additional 14 restaurants to a new unaffiliated third-party franchise for $2.4 million in a separate market. Papa John’s agreed to receive reduced royalties from the purchaser for 12 months from the date of purchase, which amounted to $70,000 in 2006.

See Note 4 for information related to our purchasing arrangement with BIBP.

16.  Lease Commitments and Contingencies

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. PJUK, our subsidiary located in the United Kingdom, leases certain retail space, which is primarily subleased to our franchisees. We also lease the trailers used by our distribution subsidiary, PJFS, for an average period of eight years. Total rent expense was $24.5 million in 2008, $22.4 million in 2007 and $18.5 million in 2006, net of sublease payments received.

Future gross lease costs, future expected sublease payments and net lease costs as of December 28, 2008, are as follows (in thousands):

		Future
		Expected
	Gross Lease	Sublease	Net Lease
Year	Costs	Payments	Costs

2009	$25,427	$2,331	$23,096
2010	22,844	2,496	20,348
2011	19,517	2,337	17,180
2012	15,049	2,108	12,941
2013	10,658	1,881	8,777
Thereafter	24,677	7,422	17,255
Total	$118,172	$18,575	$99,597

We subleased 77 sites in 2008, 87 sites in 2007 and 101 sites in 2006 to our Papa John’s and former Perfect Pizza franchisees located in the United Kingdom and received payments of $3.0 million, $3.4 million and  $4.0 million, respectively, which are netted with international operating expenses.

In addition, as a condition of the sale of the Perfect Pizza operations in March 2006, we remain contingently liable for payment under approximately 70 lease arrangements, primarily associated with Perfect Pizza restaurant sites. The leases have varying terms, the latest of which expires in 2017. As of December 28, 2008, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the new owner of Perfect Pizza and associated franchisees was $6.6 million. We believe our cross-default provisions with the Perfect Pizza franchisor significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we have not recorded any liability with respect to such leases at December 28, 2008 and December 30, 2007.

We are subject to claims and legal actions in the ordinary course of business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

17.  Share Repurchase Program

The Papa John’s Board of Directors has authorized the repurchase of up to $100.0 million of common stock during 2008, of which $62.3 million remained available at December 28, 2008 for repurchase through the end of 2009. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

Subsequent to year-end (through February 17, 2009), an additional 264,000 shares with an aggregate cost of $4.8 million were repurchased. As of February 17, 2009, approximately $57.5 million remained available for repurchase of common stock under this authorization.

18.  Stockholder Protection Rights Agreement

On February 14, 2000, the Board of Directors of the Company adopted a Stockholder Protection Rights Agreement (the “Rights Plan”). Under the terms of the Rights Plan, one preferred stock purchase right was distributed as a dividend on each outstanding share of Papa John’s common stock held of record as of the close of business on March 1, 2000. The rights generally would not become exercisable until a person or group acquired beneficial ownership of 15% or more of the Company’s common stock in a transaction that was not approved in advance by the Board of Directors. In December 2002, the Board of Directors of the Company adopted an amendment to the Rights Plan to permit a stockholder who becomes the owner of 15% or more of the Company’s outstanding common stock due to the Company’s repurchase of outstanding shares to acquire up to an additional 1% of the outstanding shares without triggering the Rights Plan’s dilution provisions. The Company’s Founder Chairman and Interim Chief Executive Officer, John Schnatter, who owns approximately 21% of the outstanding common stock, will be excluded from operation of the Rights Plan unless (together with his affiliates and family members) he acquires more than 40% of the Company’s common stock.

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

19.  Equity Compensation

We award stock options and restricted stock from time to time under the Papa John’s International, Inc. 2008 Omnibus Incentive Plan (the “Omnibus Plan”) and other such agreements as may arise. Shares of common stock authorized for issuance under the Omnibus Plan are approximately 3.7 million, which includes 1.7 million shares transferred in from the Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan (the “1999 Plan”) and 183,000 shares transferred in from the Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors.  Approximately 3.0 million shares were available for future issuance under the Omnibus Plan as of December 28, 2008. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted prior to 2003 generally expire ten years from the date of grant and vest over one to five-year periods, except for certain options awarded under a previous, multi-year operations compensation program that vested immediately upon grant. Options granted after 2005 generally expire five years from the date of grant and vest over a 24- or 36-month period.

We recorded stock-based employee compensation expense of $2.6 million in 2008, $4.9 million in 2007 and $4.7 million in 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $930,000 in 2008, $1.8 million in 2007 and $1.7 million in 2006. At December 28, 2008, there was $3.5 million of unrecognized compensation cost related to nonvested option awards and restricted stock, of which the Company expects to recognize $2.3 million in 2009, $1.0 million in 2010 and $200,000 in 2011.

Stock Options

Options exercised included 260,000 shares in 2008, 765,000 shares in 2007 and 1.0 million shares in 2006. The total intrinsic value of the options exercised during 2008, 2007 and 2006 was $2.8 million, $10.4 million and $18.5 million, respectively. Cash received upon the exercise of stock options was $4.6 million, $12.2 million and $15.2 million during 2008, 2007 and 2006, respectively, and the related tax benefits realized were approximately $1.0 million, $3.9 million and $6.8 million during the corresponding periods.

Information pertaining to option activity during 2008 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 30, 2007	2,339	$24.31
Granted	618	26.31
Exercised	(260)	17.78
Cancelled	(68)	27.52
Outstanding at December 28, 2008	2,629	$25.34	2.63	$1,539
Vested or expected to vest at December 28, 2008	2,598	$25.33	2.66	$1,399
Exercisable at December 28, 2008	1,622	$23.00	1.80	$1,539

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2008, 2007 and 2006:

	2008	2007	2006

Assumptions (weighted average):
Risk-free interest rate	2.7%	4.7%	4.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.30	0.28	0.27
Expected term (in years)	3.8	3.5	3.5

The risk-free interest rate for the periods within the contractual life of an option is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated volatility is based on the historical volatility of our stock and other factors. The expected term of options represents the period of time that options granted are expected to be outstanding.

The weighted average grant-date fair value of options granted during 2008, 2007 and 2006 was $7.07, $8.98 and $8.95, respectively. The Company granted 618,000, 582,000 and 612,000 options in 2008, 2007 and 2006, respectively.

Restricted Stock

In 2008, we granted shares of restricted stock that were approximately 60% performance-based and 40% time-based while in 2007 and 2006, we granted stock that was 100% performance-based. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. The shares awarded in 2008, 2007 and 2006 have a three-year cliff vesting period. The performance-based shares vest based upon the Company’s achievement of compounded annual growth rate (CAGR) of consolidated corporate operating income from continuing operations, as defined. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date.

Information pertaining to restricted stock activity during 2008, 2007 and 2006 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Total as of December 25, 2005	—	$—
Granted	28	32.65
Forfeited	(1)	32.65
Vested	—	—
Total as of December 31, 2006	27	$32.65
Granted	133	33.50
Forfeited	(15)	33.56
Vested	—	—
Total as of December 30, 2007	145	$33.33
Granted	146	26.28
Forfeited	(8)	31.13
Vested	—	—
Total as of December 28, 2008	283	$29.84

20.  Employee Benefit Plans

We have established the Papa John’s International, Inc. 401(k) Plan (the “401(k) Plan”), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to all employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. At our discretion, we contributed a matching payment of 2.1% in 2008 and 2007 and 1.5% in 2006 of a participating employee’s earnings, which is subject to vesting based on an employee’s length of service with us. Costs of the 401(k) Plan recognized in 2008, 2007 and 2006 were $1.1 million, $920,000 and $372,000, respectively.

In addition, we maintain a nonqualified deferred compensation plan available to certain key employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in other long-term assets ($8.9 million and $11.1 million at December 28, 2008 and December 30, 2007, respectively) and the associated liabilities ($8.4 million and $10.6 million at December 28, 2008 and December 30, 2007, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets.

Administrative costs of the 401(k) Plan and the nonqualified deferred compensation plan are paid by the Company and are not significant.

PJUK, the Company’s United Kingdom subsidiary operation, provided a pension plan that was frozen in 1999. There are approximately 20 participants in the PJUK pension plan. The Company recorded expense of $312,000, $436,000 and $296,000 associated with the pension plan for the fiscal years ended 2008, 2007 and 2006, respectively. We recorded a liability of $141,000, and a corresponding entry to accumulated other comprehensive income (loss) of $88,000, net of tax, related to the estimated unfunded pension obligation at December 28, 2008. There was not an unfunded pension obligation as of December 30, 2007. The annual contributions and expense to the PJUK pension plan are expected to approximate $250,000.

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

Our segment information is as follows:

(in thousands)	2008	2007	2006

Revenues from external customers:
Domestic Company-owned restaurants	$533,255	$504,330	$447,938
Domestic commissaries	429,068	399,099	413,075
Domestic franchising	61,304	60,041	58,971
International	38,717	31,174	23,209
Variable interest entities (1)	8,328	7,131	7,859
All others	61,415	61,820	50,505
Total revenues from external customers	$1,132,087	$1,063,595	$1,001,557

Intersegment revenues:
Domestic commissaries	$144,392	$130,110	$113,412
Domestic franchising	1,908	1,535	1,297
International	1,227	826	748
Variable interest entities (1)	165,449	138,233	144,123
All others	15,569	15,998	13,840
Total intersegment revenues	$328,545	$286,702	$273,420

Depreciation and amortization:
Domestic restaurants	$14,775	$15,246	$12,111
Domestic commissaries	4,780	4,845	5,322
International	2,338	2,268	1,596
Variable interest entities	73	54	142
All others	3,110	2,751	1,811
Unallocated corporate expenses	7,770	6,702	6,226
Total depreciation and amortization	$32,846	$31,866	$27,208

Income (loss) from continuing operations before income taxes:
Domestic Company-owned restaurants (2)	$19,997	$25,407	$33,176
Domestic commissaries (3)	30,235	35,847	34,690
Domestic franchising (4)	53,610	51,466	51,543
International (5)	(7,193)	(8,734)	(8,874)
Variable interest entities (6)	(10,540)	(31,709)	18,987
All others	9,175	6,348	5,628
Unallocated corporate expenses (7)	(36,154)	(31,454)	(37,523)
Minority interests and other	(2,354)	(1,143)	(1,470)
Total income from continuing operations before income taxes	$56,776	$46,028	$96,157

(in thousands)	2008	2007	2006

Property and equipment:
Domestic Company-owned restaurants	$156,171	$162,828	$149,548
Domestic commissaries	78,808	76,898	74,526
International	10,706	7,418	6,272
Variable interest entities	5,315	1,714	1,386
All others	22,167	23,753	20,881
Unallocated corporate assets	114,913	135,463	133,784
Accumulated depreciation and amortization	(198,088)	(209,117)	(188,675)
Net property and equipment	$189,992	$198,957	$197,722

Expenditures for property and equipment:
Domestic restaurants	$14,669	$18,399	$21,034
Domestic commissaries	2,284	2,509	1,721
International	3,490	1,656	312
All others	701	1,280	6,705
Unallocated corporate	8,127	7,304	9,580
Total expenditures for property and equipment	$29,271	$31,148	$39,352

(1)          The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities of $165.4 million in 2008, $138.2 million in 2007 and $144.1 million in 2006 are attributable to BIBP.

(2)          The operating results for domestic Company-owned restaurants decreased approximately $5.4 million in 2008, as compared to 2007. The decline in the operating results was principally due to a $6.5 million charge in 2008 as compared to a charge of $1.8 million in 2007, associated with the divestiture, impairment, or closing of units. In addition, a significant increase in commodities costs (specifically cheese and wheat) negatively impacted 2008 operating results. Restaurant operating margin on an external basis, excluding the impact of the consolidation of BIBP, decreased as a percentage of sales 1.0% in 2008 as compared to 2007. The 2007 decline in operating income, as compared to 2006, was primarily due to an increase in wages (including the impact of a federal minimum wage increase in July 2007 and certain other minimum wage increases in various states), increased commodities costs and other operating costs. In addition, the 2007 results included a charge of $1.5 million associated with the closure or impairment of certain restaurants and a $594,000 pre-tax gain associated with the termination of a lease agreement in 2007.

(3)          Domestic commissaries’ operating income decreased approximately $5.6 million in 2008 and increased approximately $1.2 million in 2007 as compared to 2006. The 2008 decline of $5.6 million is due to a decline in sales volumes, increases in distribution costs due to higher fuel prices and a reduction in gross margin resulting from increases in the cost of certain commodities that were not passed along via price increases to domestic restaurants. The 2007 increase of $1.2 million (the increase in 2007 was $2.4 million, excluding the $1.2 million impact of the 53rd week on 2006 operating results) was principally due to increased volumes of higher margin fresh dough products and improved margin from other commodities, partially offset by a $600,000 contribution to the Papa John’s Marketing Fund.

(4)          Domestic franchising operating income increased $2.1 million in 2008 as compared to 2007 primarily as a result of the 0.25% increase in our royalty rate implemented at the beginning of 2008 (the royalty rate for the majority of domestic franchisees was 4.25% in 2008 as compared to 4.0% in 2007).  In addition, equivalent franchise units increased 1.8% and comparable sales increased 0.6% in 2008. The operating results for the domestic franchising segment were relatively flat in 2007 compared to 2006, as an increase in our field organizational support staff in 2007 to improve the support of our domestic franchise operations and the inclusion of $1.0 million of additional royalty revenue in 2006 related to the 53rd week of operations, was substantially offset by the collection of fees of $2.0 million in the fourth quarter of 2007 associated with our franchise renewal program.

(5)          The international segment reported an operating loss of $7.2 million in 2008 as compared to $8.7 million in 2007.  The improvement of $1.5 million in operating results in 2008 reflects leverage on the international organizational structure from increased revenues due to the growth in the number of units and unit volumes, offset by a goodwill impairment charge of $2.3 million associated with our United Kingdom operations.

(6)          Represents BIBP’s operating income (loss), net of minority interest income for each year.

(7)          Unallocated corporate expenses increased approximately $4.7 million in 2008 as compared to 2007 and decreased approximately $6.1 million in 2007 as compared to 2006. The 2008 increase, as compared to 2007, is primarily due to a $3.5 million increase in contributions to the national marketing fund and other local co-ops and a $3.9 million increase in the provisions for uncollectible accounts and notes receivable, offset by a $1.1 million decrease in general and administrative costs. The 2007 decrease, as compared to 2006, is primarily due to lower general and administrative costs, including management incentives, workers’ compensation, non-owned automobile and health insurance programs, offset by an increase in interest expense.

22.  Quarterly Data - unaudited, in thousands, except per share data

Our quarterly financial data is as follows:

	Quarter
2008	1st	2nd	3rd	4th
Total revenues	$289,005	$283,408	$280,028	$279,646
Operating income from continuing operations (1)	15,227	13,807	13,291	21,139
Income from continuing operations, net of tax (1)	8,625	7,648	7,747	12,776
Basic earnings per common share from continuing operations (1)	$0.30	$0.27	$0.28	$0.46
Earnings per common share from continuing operations - assuming dilution (1)	$0.30	$0.27	$0.28	$0.46

	Quarter
2007	1st	2nd	3rd	4th
Total revenues	$260,624	$256,256	$262,775	$283,940
Operating income from continuing operations (2)	21,886	12,448	5,507	12,206
Income from continuing operations, net of tax (2)	13,155	7,009	4,827	7,744
Basic earnings per common share from continuing operations (2)	$0.44	$0.23	$0.16	$0.27
Earnings per common share from continuing operations - assuming dilution (2)	$0.43	$0.23	$0.16	$0.27

(1)                During 2008, we recorded pre-tax losses of $8.0 million ($5.2 million after tax or $0.18 per diluted share) in the first quarter, pre-tax losses of $6.3 million ($4.1 million after tax or $0.14 per diluted share) in the second quarter, pre-tax income of $2.8 million ($1.8 million after tax or $0.07 per diluted share) in the third quarter and pre-tax income of $900,000 ($600,000 after tax or $0.02 per diluted share) in the fourth quarter upon consolidation of BIBP. BIBP’s total pre-tax loss for 2008 was $10.5 million, or $0.24 per diluted share.

(2)                During 2007, we recorded pre-tax losses of $406,000 ($256,000 after tax or $0.01 per diluted share) in the first quarter, pre-tax losses of $8.3 million ($5.3 million after tax or $0.17 per diluted share) in the second quarter, pre-tax losses of $10.7 million ($7.0 million after tax or $0.23 per diluted share) in the third quarter and pre-tax losses of $12.3 million ($8.0 million after tax or $0.28 per diluted share) in the fourth quarter upon consolidation of BIBP. BIBP’s total pre-tax loss for 2007 was $31.7 million, or $0.68 per diluted share.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2008 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 28, 2008 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved by security holders	2,812,277	$26.12	2,966,026
Equity compensation plans not approved by security holders (1)	100,000	16.09	—
Total	2,912,277	$25.78	2,966,026

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

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)                    Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

•                  Reports of Independent Registered Public Accounting Firm

•                  Consolidated Statements of Income for the years ended December 28, 2008, December 30, 2007 and December 31, 2006

•                  Consolidated Balance Sheets as of December 28, 2008 and December 30, 2007

•                  Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2008, December 30, 2007 and December 31, 2006

•                  Consolidated Statements of Cash Flows for the years ended December 28, 2008, December 30, 2007 and December 31, 2006

•                  Notes to Consolidated Financial Statements

(a)(2)                    Financial Statement Schedules:

                                Schedule II — Valuation and Qualifying Accounts

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year
(in thousands)

Fiscal year ended December 28, 2008:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,431	$1,959	$(3,387	)(2)	$3,003
Reserve for uncollectible accounts receivable - affiliates	—	—	—		—
Reserve for franchisee notes receivable	1,061	3,810	574	(2)	5,445
	$5,492	$5,769	$(2,813)		$8,448
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$254	$730	$(530	)(1)	$454

Fiscal year ended December 30, 2007:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,471	$1,515	$(1,555	)(2)	$4,431
Reserve for uncollectible accounts receivable - affiliates	1,456	(650)	(806)		—
Reserve for franchisee notes receivable	1,705	853	(1,497	)(2)	1,061
	$7,632	$1,718	$(3,858)		$5,492
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$200	$170	$(116	)(1)	$254

Fiscal year ended December 31, 2006:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$6,379	$3,282	$(5,190	)(2)	$4,471
Reserve for uncollectible accounts receivable - affiliates	1,022	454	(20)		1,456
Reserve for franchisee notes receivable	1,499	(291)	497	(2)	1,705
	$8,900	$3,445	$(4,713)		$7,632
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$1,269	$(260)	$(809	)(1)	$200

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

Date: February 24, 2009		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ John H. Schnatter
John H. Schnatter
Founder Chairman and Interim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder Chairman and Interim	February 24, 2009
John H. Schnatter	Chief Executive Officer
(Principal Executive Officer)

/s/ F. William Barnett	Director	February 24, 2009
F. William Barnett

/s/ Norborne P. Cole, Jr.	Director	February 24, 2009
Norborne P. Cole, Jr.

/s/ Philip Guarascio	Director	February 24, 2009
Philip Guarascio

/s/ Olivia F. Kirtley	Director	February 24, 2009
Olivia F. Kirtley

/s/ Wade S. Oney	Director	February 24, 2009
Wade S. Oney

/s/ Alex Smith	Director	February 24, 2009
Alex Smith

/s/ William M. Street	Director	February 24, 2009
William M. Street

/s/ Jude Thompson	Director	February 24, 2009
Jude Thompson

/s/ J. David Flanery	Senior Vice President, Chief	February 24, 2009
J. David Flanery	Financial Officer and Treasurer
(Principal Financial Officer And Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Our Amended and Restated Certificate of Incorporation. Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

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

10.2*

Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan, Amended and Restated as of December 6, 2006. Exhibit 10.1 to our report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference.

10.3*

Form of Papa John’s International, Inc. Non qualified Stock Option Agreement - 1999 Team Member Stock Ownership Plan. Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference.

10.4*

Form of Papa John’s International, Inc. Restricted Stock Agreement - 1999 Team Member Stock Ownership Plan. Exhibit 10.3 to our report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference.

10.5*

Form of Performance Unit Award Agreement — 1999 Team Member Stock Ownership Plan. Exhibit 10.4 to our report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference.

10.6*	Papa John’s International, Inc. Omnibus Plan. Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-150762) dated May 5, 2008 is incorporated herein by reference.

10.7*

Papa John’s International, Inc. Deferred Compensation Plan. Exhibit 4.4 to our Registration Statement on Form S-8 (Registration No. 333-149468) dated February 29, 2008 is incorporated herein by reference.

10.8*	Papa John’s International, Inc. Summary of Short-Term Incentive Compensation Program. Exhibit 10.1 to our report on Form 8-K dated February 21, 2007 is incorporated herein by reference.

10.9*

Restated Non-Qualified Stock Option Agreement dated January 31, 2005 between Papa John’s International, Inc. and Nigel Travis. Exhibit 10 to our Registration Statement on Form S-8 (Registration No. 333-138428) dated November 3, 2006 is incorporated herein by reference.

10.10*

The Employment Agreement effective January 31, 2005, between Papa John’s International, Inc. and Nigel Travis. Exhibit 10.1 to our report on Form 8-K dated January 30, 2005 is incorporated herein by reference.

10.11*	Amendment to Employment Agreement between Nigel Travis and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated May 9, 2007 is incorporated herein by reference.

10.12*	Agreement and Release between Nigel Travis and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K/A dated December 31, 2008 is incorporated herein by reference.

10.13*	Agreement for Service as Chairman between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated August 9, 2007 is incorporated herein by reference.

10.14*	Agreement for Service as Founder between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated August 9, 2007 is incorporated herein by reference.

10.15*	Exclusive License Agreement between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated August 9, 2007 is incorporated herein by reference.

10.16*

Amendment and Restated Exclusive License Agreement between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated May 14, 2008 is incorporated herein by reference.

10.17*

The Employment Agreement dated as of November 1, 2007, between Papa John’s International, Inc. and William M. Van Epps. Exhibit 10.1 to our report on Form 10-Q dated September 30, 2007 is incorporated herein by reference.

10.18*

Separation and General Release Agreement dated January 27, 2007 between Papa John’s USA, Inc., Papa John’s International, Inc. and Michael Cortino. Exhibit 10.1 to our report on Form 8-K dated January 27, 2007 is incorporated herein by reference.

10.19

Conformed Copy through Fourth Amendment, As of December 19, 2007, of the Secured Loan Agreement, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd. Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 is incorporated herein by reference.

10.20

Conformed Copy through Fourth Amendment, As of December 19, 2007, of the Promissory Note by BIBP Commodities, Inc. Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 is incorporated herein by reference.

10.21

Fifth Amendments, As of July 31, 2008, of the Secured Loan Agreement, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd. and of the Promissory Note by BIBP Commodities, Inc. Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 28, 2008 is incorporated herein by reference.

10.22

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

10.23

First and Second Amendments to $175,000,000 Revolving Line of Credit Facility dated May 11, 2007 and September 30, 2008, respectively. Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 28, 2008 is incorporated herein by reference.

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

10.27

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