Form 10-Q
period 2009-03-29
PAPA JOHNS INTERNATIONAL INC
filed 2009-05-05
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

At April 29, 2009, there were outstanding 27,946,971 shares of the registrant’s common stock, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	March 29, 2009	December 28, 2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$18,141	$10,987
Accounts receivable	22,988	23,775
Inventories	15,001	16,872
Prepaid expenses	9,655	9,797
Other current assets	5,327	5,275
Assets held for sale	1,428	1,540
Deferred income taxes	7,811	7,102
Total current assets	80,351	75,348
Investments	627	530
Net property and equipment	189,605	189,992
Notes receivable	10,340	7,594
Deferred income taxes	14,509	17,518
Goodwill	73,282	76,914
Other assets	19,147	18,572
Total assets	$387,861	$386,468

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,308	$29,148
Income and other taxes	17,465	9,685
Accrued expenses	48,842	54,220
Current portion of debt	8,450	7,075
Total current liabilities	102,065	100,128
Unearned franchise and development fees	5,639	5,916
Long-term debt, net of current portion	103,075	123,579
Other long-term liabilities	19,300	18,607
Stockholders’ equity:
Preferred stock	—	—
Common stock	356	352
Additional paid-in capital	223,476	216,553
Accumulated other comprehensive income (loss)	(4,707)	(3,818)
Retained earnings	151,598	133,759
Treasury stock	(221,818)	(216,860)
Total stockholders’ equity, net of noncontrolling interests	148,905	129,986
Noncontrolling interests in subsidiaries	8,877	8,252
Total stockholders’ equity	157,782	138,238
Total liabilities and stockholders’ equity	$387,861	$386,468

Note:  The balance sheet at December 28, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. See Note 2 for modifications made as a result of adopting recent accounting pronouncements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

 Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 29, 2009	March 30, 2008
Domestic revenues:
Company-owned restaurant sales	$131,705	$138,855
Variable interest entities restaurant sales	5,671	2,040
Franchise royalties	15,361	15,445
Franchise and development fees	228	920
Commissary sales	107,916	106,047
Other sales	14,769	16,845
International revenues:
Royalties and franchise and development fees	3,235	3,020
Restaurant and commissary sales	6,087	5,833
Total revenues	284,972	289,005
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	25,901	31,572
Salaries and benefits	38,203	41,560
Advertising and related costs	11,273	12,697
Occupancy costs	7,916	8,471
Other operating expenses	17,628	18,307
Total domestic Company-owned restaurant expenses	100,921	112,607
Variable interest entities restaurant expenses	4,809	1,793
Domestic commissary and other expenses:
Cost of sales	90,950	90,006
Salaries and benefits	8,831	8,965
Other operating expenses	10,672	11,532
Total domestic commissary and other expenses	110,453	110,503
(Income) loss from the franchise cheese-purchasing program, net of minority interest	(7,103)	5,558
International operating expenses	5,357	5,340
General and administrative expenses	27,763	27,214
Other general expenses	4,467	2,213
Depreciation and amortization	7,955	8,006
Total costs and expenses	254,622	273,234
Operating income	30,350	15,771
Investment income	132	266
Interest expense	(1,416)	(1,892)
Income before income taxes	29,066	14,145
Income tax expense	10,302	4,976
Net income, including noncontrolling interests	18,764	9,169
Less: income attributable to noncontrolling interests	(925)	(544)
Net income, net of noncontrolling interests	$17,839	$8,625

Basic earnings per common share	$0.65	$0.30
Earnings per common share - assuming dilution	$0.64	$0.30

Basic weighted average shares outstanding	27,640	28,700
Diluted weighted average shares outstanding	27,707	28,885

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Papa John’s International, Inc.
				Accumulated
	Common		Additional	Other			Noncontrolling	Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity

Balance at December 30, 2007	28,777	$349	$208,598	$156	$96,963	$(179,163)	$8,035	$134,938
Comprehensive income:
Net income	—	—	—	—	8,625	—	544	9,169
Change in valuation of interest rate swap agreements, net of tax of $740	—	—	—	(1,345)	—	—	—	(1,345)
Other, net	—	—	—	124	—	—	—	124
Comprehensive income								7,948
Exercise of stock options	24	1	458	—	—	—	—	459
Tax effect related to exercise of non-qualified stock options	—	—	55	—	—	—	—	55
Acquisition of treasury stock	(104)	—	—	—	—	(2,272)	—	(2,272)
Distributions to noncontrolling interests	—	—	—	—	—	—	(600)	(600)
Other	—	—	1,247	—	—	—	—	1,247
Balance at March 30, 2008	28,697	$350	$210,358	$(1,065)	$105,588	$(181,435)	$7,979	$141,775

Balance at December 28, 2008	27,637	$352	$216,553	$(3,818)	$133,759	$(216,860)	$8,252	$138,238
Comprehensive income:
Net income	—	—	—	—	17,839	—	925	18,764
Change in valuation of interest rate swap agreements, net of tax of $72	—	—	—	126	—	—	—	126
Other, net	—	—	—	(1,015)	—	—	—	(1,015)
Comprehensive income								17,875
Exercise of stock options	359	4	6,121	—	—	—	—	6,125
Tax effect related to exercise of non-qualified stock options	—	—	(119)	—	—	—	—	(119)
Acquisition of treasury stock	(275)	—	—	—	—	(4,958)	—	(4,958)
Distributions to noncontrolling interests	—	—	—	—	—	—	(300)	(300)
Other	—	—	921	—	—	—	—	921
Balance at March 29, 2009	27,721	$356	$223,476	$(4,707)	$151,598	$(221,818)	$8,877	$157,782

At March 30, 2008, the accumulated other comprehensive loss of $1,065 was comprised of a net unrealized loss on the interest rate swap agreements of $2,645, offset by unrealized foreign currency translation gains of $1,571 and a net unrealized gain on investments of $9.

At March 29, 2009, the accumulated other comprehensive loss of $4,707 was comprised of a net unrealized loss on the interest rate swap agreements of $3,824, unrealized foreign currency translation losses of $795 and an $88 pension plan liability for PJUK.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
Operating activities
Net income, net of noncontrolling interests	$17,839	$8,625
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant impairment and disposition losses	—	1,211
Provision for uncollectible accounts and notes receivable	1,497	715
Depreciation and amortization	7,955	8,006
Deferred income taxes	2,230	(4,217)
Stock-based compensation expense	921	1,247
Excess tax benefit related to exercise of non-qualified stock options	—	(55)
Other	362	184
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(115)	(1,044)
Inventories	2,042	2,353
Prepaid expenses	164	1,101
Other current assets	462	(88)
Other assets and liabilities	(162)	(257)
Accounts payable	(3,246)	(3,315)
Income and other taxes	7,780	8,877
Accrued expenses	(5,487)	(2,506)
Unearned franchise and development fees	(277)	(497)
Net cash provided by operating activities	31,965	20,340
Investing activities
Purchase of property and equipment	(5,064)	(8,710)
Purchase of investments	(97)	—
Proceeds from sale or maturity of investments	—	312
Loans issued	(3,988)	(549)
Loan repayments	507	642
Acquisitions	—	(100)
Proceeds from divestitures of restaurants	200	—
Other	—	135
Net cash used in investing activities	(8,442)	(8,270)
Financing activities
Net repayments from line of credit facility	(20,500)	(15,580)
Net proceeds from short-term debt - variable interest entities	1,375	6,600
Excess tax benefit related to exercise of non-qualified stock options	—	55
Proceeds from exercise of stock options	6,125	459
Acquisition of Company common stock	(4,958)	(2,272)
Noncontrolling interests, net of distributions	625	(56)
Other	(114)	(75)
Net cash used in financing activities	(17,447)	(10,869)
Effect of exchange rate changes on cash and cash equivalents	(9)	118
Change in cash and cash equivalents	6,067	1,319
Cash recorded from consolidation of VIEs	1,087	—
Cash and cash equivalents at beginning of period	10,987	8,877
Cash and cash equivalents at end of period	$18,141	$10,196

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 29, 2009

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 28, 2008.

2.              Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements

SFAS No. 157 Fair Value Measurements requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. We adopted the provisions of SFAS No. 157 in two phases: (1) phase one was effective for financial assets and liabilities in our first quarter of 2008 and (2) phase two was effective for our first quarter of fiscal 2009. The adoption of SFAS No. 157 in 2008 and 2009 did not have a significant impact on our financial statements.

SFAS No. 141R, Business Combinations

Papa John’s adopted the provisions of SFAS No. 141 - revised 2007 (SFAS No. 141R), Business Combinations, in the first quarter of 2009. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. The adoption of this statement had no impact on our consolidated financial statements in the first quarter of 2009.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements

Papa John’s adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51, in the first quarter of 2009. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. The presentation and disclosure requirements of this statement shall be applied retrospectively for all periods presented, and thus, the prior year financial statements have been modified to incorporate the new requirements.

Papa John’s had two joint venture arrangements as of March 29, 2009 and March 30, 2008, which were as follows:

	Restaurants			Noncontrolling
	as of	Restaurant	Papa John’s	Interest
	Mar. 29, 2009	Locations	Ownership *	Ownership *

Star Papa, LP	76	Texas	51%	49%
Colonel’s Limited, LLC	51	Maryland and Virginia	70%	30%

*The ownership percentages were the same for both the 2009 and 2008 periods presented in the accompanying consolidated financial statements.

The pre-tax income of the joint ventures totaled $2.5 million for the three months ended March 29, 2009 and $1.5 million for the three months ended March 30, 2008. The portion of pre-tax income attributable to the noncontrolling interest holders was $925,000 for the three months ended March 29, 2009, compared to $544,000 for the three months ended March 30, 2008. The noncontrolling interest holders’ equity in the joint venture arrangements totaled $8.9 million as of March 29, 2009 and $8.3 million as of December 28, 2008.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities

Papa John’s adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, in the first quarter of 2009. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. See Note 4 for additional information.

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special-purpose entity formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set price. Effective March 2009, we modified the BIBP formula to establish the price of cheese on a more frequent basis based on the projected spot market prices. Under this new formula, we anticipate BIBP will substantially repay its cumulative deficit by the end of 2011. PJFS purchased $36.0 million and $39.7 million of cheese from BIBP for the three months ended March 29, 2009 and March 30, 2008, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE.  We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized.  We recognized a pre-tax gain of $9.0 million ($5.9 million net of tax, or $0.21 per share) and a pre-tax loss of $8.0 million ($5.2 million net of tax, or $0.18 per share) for the three months ended March 29, 2009 and March 30, 2008, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the volatility of the cheese market.

BIBP has a $15.0 million line of credit with a commercial bank, which is guaranteed by Papa John’s. Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of March 29, 2009, BIBP had outstanding borrowings of $8.5 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and outstanding borrowings of $28.0 million with Papa John’s.

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s was deemed the primary beneficiary of five franchise entities as of March 29, 2009 and three franchise entities as of March 30, 2008, even though we had no ownership in the franchise entities. The five franchise entities at March 29, 2009 operate a total of 65 restaurants with annual revenues approximating $44.0 million. Our net loan balance receivable from these entities was $8.1 million at March 29, 2009, with no further funding commitments. The consolidation of these franchise entities had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of March 29, 2009 and December 28, 2008:

	March 29, 2009			December 28, 2008
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$2,495	$1,087	$3,582	$—	$70	$70
Accounts receivable - Papa John’s	4,817	—	4,817	4,687	—	4,687
Other current assets	790	778	1,568	1,089	55	1,144
Net property and equipment	—	7,358	7,358	—	4,314	4,314
Goodwill	—	1,528	1,528	—	4,556	4,556
Deferred income taxes	11,899	—	11,899	15,057	—	15,057
Total assets	$20,001	$10,751	$30,752	$20,833	$8,995	$29,828

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$5,039	$1,881	$6,920	$5,391	$381	$5,772
Short-term debt - third party	8,450	—	8,450	7,075	—	7,075
Short-term debt - Papa John’s	28,022	8,059	36,081	35,743	7,991	43,734
Total liabilities	41,511	9,940	51,451	48,209	8,372	56,581
Stockholders’ equity (deficit)	(21,510)	811	(20,699)	(27,376)	623	(26,753)
Total liabilities and stockholders’ equity (deficit)	$20,001	$10,751	$30,752	$20,833	$8,995	$29,828

4.              Debt

Our debt is comprised of the following (in thousands):

	March 29,	December 28,
	2009	2008

Revolving line of credit	$103,000	$123,500
Debt associated with VIEs *	8,450	7,075
Other	75	79
Total debt	111,525	130,654
Less: current portion of debt	(8,450)	(7,075)
Long-term debt	$103,075	$123,579

*Papa John’s is the guarantor of BIBP’s outstanding debt.

In January 2006, we executed a five-year, unsecured Revolving Credit Facility (“Credit Facility”) totaling $175.0 million. Under the Credit Facility, outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option.  The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The remaining availability under our line of credit, reduced for certain outstanding letters of credit, approximated $51.6 million and $31.1 million as of March 29, 2009 and December 28, 2008, respectively. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At March 29, 2009 and December 28, 2008, we were in compliance with these covenants.

We presently have two interest rate swap agreements (“swaps”) that provide fixed interest rates, as compared to LIBOR, as follows:

	Floating Rate Debt	Fixed Rates
The first interest rate swap agreement:
January 16, 2007 to January 15, 2009	$60 million	4.98%
January 15, 2009 to January 15, 2011	$50 million	4.98%

The second interest rate swap agreement:
January 31, 2009 to January 31, 2011	$50 million	3.74%

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on present and/or forecasted future borrowings. The effective portion of the gain or loss on the swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swaps are accounted for as adjustments to interest expense.

The following tables provide information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

Fair Values of Derivative Instruments

	Liability Derivatives
	Balance Sheet Location	Fair Value Mar-09	Fair Value Dec-08

Derivatives designated as hedging instruments under Statement 133:

Interest rate swaps	Other long-term liabilities	$5,975	$6,173

There were no derivatives that were not designated as hedging instruments under SFAS No. 133.

Effect of Derivative Instruments on the Consolidated Financial Statements

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Mar-09	Mar-08		Mar-09	Mar-08		Mar-09	Mar-08

Interest rate swaps	$126	$(1,345)	Interest expense	$971	$291	Not applicable	$—	$—

The weighted average interest rate for our Revolving lines of credit, including the impact of the previously mentioned swap agreements, was 4.5% and 5.4% for the three months ended March 29, 2009 and March 30, 2008, respectively. Interest paid in the three months ended March 29, 2009 and March 30, 3008, including payments made or received under the swaps, was $1.4 million and $1.8 million, respectively.

5.  Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share — assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended
	March 29,	March 30,
	2009	2008

Basic earnings per common share:
Net income	$17,839	$8,625
Weighted average shares outstanding	27,640	28,700
Basic earnings per common share	$0.65	$0.30

Earnings per common share - assuming dilution:
Net income	$17,839	$8,625

Weighted average shares outstanding	27,640	28,700
Dilutive effect of outstanding common stock options	67	185
Diluted weighted average shares outstanding	27,707	28,885
Earnings per common share - assuming dilution	$0.64	$0.30

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the quarter were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive.  The weighted average number of shares subject to the antidilutive options was 1.3 million and 1.1 million at March 29, 2009 and March 30, 2008, respectively.

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

Our segment information is as follows:

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
Revenues from external customers:
Domestic Company-owned restaurants	$131,705	$138,855
Domestic commissaries	107,916	106,047
Domestic franchising	15,589	16,365
International	9,322	8,853
Variable interest entities (1)	5,671	2,040
All others	14,769	16,845
Total revenues from external customers	$284,972	$289,005

Intersegment revenues:
Domestic commissaries	$35,698	$36,225
Domestic franchising	506	466
International	244	301
Variable interest entities (1)	35,972	39,661
All others	2,902	4,109
Total intersegment revenues	$75,322	$80,762

Income (loss) before income taxes:
Domestic Company-owned restaurants	$10,391	$7,798
Domestic commissaries	9,384	8,433
Domestic franchising	13,682	14,472
International	(777)	(1,739)
Variable interest entities (2)	9,025	(7,951)
All others	401	2,525
Unallocated corporate expenses	(13,025)	(9,219)
Elimination of intersegment profits	(15)	(174)
Total income before income taxes	$29,066	$14,145
Income attributable to noncontrolling interests	(925)	(544)
Total income before income taxes, net of noncontrolling interests	$28,141	$13,601

Property and equipment:
Domestic Company-owned restaurants	$156,369
Domestic commissaries	79,197
International	10,101
Variable interest entities	10,116
All others	22,748
Unallocated corporate assets	116,930
Accumulated depreciation and amortization	(205,856)
Net property and equipment	$189,605

(1)          The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities are attributable to BIBP.

(2)          Represents BIBP’s operating income (loss), net of minority interest income for each year.

7.  Subsequent Events

On April 27, 2009, we divested ten restaurants located in our Albuquerque, New Mexico market. Total consideration for the sale of the restaurants was $1.1 million, consisting of cash proceeds of $630,000 and notes to Papa John’s from the purchasers, who are existing Papa John’s franchisees, for $500,000. We anticipate a gain of approximately $300,000 will be recognized in the second quarter of 2009 upon completion of the sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At March 29, 2009, there were 3,404 Papa John’s restaurants (612 Company-owned and 2,792 franchised) operating in all 50 states and 29 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Allowance for Doubtful Accounts and Notes Receivable

We establish reserves for uncollectible accounts and notes receivable based on overall receivable aging levels and a specific evaluation of accounts and notes for franchisees with known financial difficulties. These reserves and corresponding write-offs could significantly increase if the identified franchisees begin to or continue to experience deteriorating financial results. We have also established a reserve for notes receivable from the purchaser of our former Perfect Pizza operations.

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

At March 29, 2009, we had a net investment of approximately $15.4 million associated with our United Kingdom subsidiary (PJUK). During 2008, we recorded a goodwill impairment charge of $2.3 million associated with our PJUK operations. We have developed plans for PJUK to continue to improve in operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives with PJUK and certain domestic markets are not successful, future impairment charges could occur.

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

From October 2000 through September 2004, our captive insurance company, which provided insurance to our franchisees, was self-insured. In October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, this arrangement eliminates our risk of loss for franchise insurance coverage written after September 2004. Our operating income is still subject to potential adjustments for changes in estimated insurance reserves for policies written from the inception of the captive insurance company in October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon periodic actuarial valuations.

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

As of March 29, 2009, we had a net deferred income tax asset balance of $22.3 million, of which approximately $11.9 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

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

Consolidation of BIBP Commodities, Inc. as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we consolidate the financial results of BIBP since we qualify as the primary beneficiary, as defined by FIN 46, of BIBP. We recognized pre-tax income of $9.0 million for the three months ended March 29, 2009 and a pre-tax loss of $8.0 million for the three months ended March 30, 2008 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Recent Accounting Pronouncements

SFAS No. 157

SFAS No. 157, Fair Value Measurements, requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. We adopted the provisions of SFAS No. 157 in two phases: (1) phase one was effective for financial assets and liabilities in our first quarter of 2008 and (2) phase two was effective for our first quarter of fiscal 2009. The adoption of SFAS No. 157 in 2008 and 2009 did not have a significant impact on our financial statements.

SFAS No. 141 — revised 2007

Papa John’s adopted the provisions of SFAS No. 141 - revised 2007 (SFAS No. 141R), Business Combinations, in the first quarter of 2009. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. The adoption of this statement had no impact on Papa John’s consolidated financial statements in the first quarter of 2009.

SFAS No. 160

Papa John’s adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51, in the first quarter of 2009. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. The presentation and disclosure requirements of this statement shall be applied retrospectively for all periods presented, and thus, the prior year financial statements have been modified to incorporate the new requirements.

The provisions of SFAS No. 160 apply to our joint venture arrangements with Colonel’s Limited, LLC (51 restaurants) and Star Papa, LP (76 restaurants). The minority interest holders own 30% and 49% of Colonel’s Limited and Star Papa, respectively.

SFAS No. 161

Papa John’s adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, in the first quarter of 2009. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The disclosures required by SFAS No. 133 are included in Note 4 to the accompanying financial statements.

Restaurant Progression:

	Three Months Ended
	March 29, 2009	March 30, 2008

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	592	648
Opened	3	4
Closed	(4)	(5)
Acquired from franchisees	—	1
Sold to franchisees	(1)	—
End of period	590	648
International Company-owned:
Beginning of period	23	14
Opened	—	3
Closed	(1)	—
End of period	22	17
U.S. franchised:
Beginning of period	2,200	2,112
Opened	14	22
Closed	(17)	(11)
Acquired from Company	1	—
Sold to Company	—	(1)
End of period	2,198	2,122
International franchised:
Beginning of period	565	434
Opened	34	19
Closed	(5)	(2)
End of period	594	451
Total restaurants - end of period	3,404	3,238

Results of Operations

Variable Interest Entities

As required by FIN 46, our operating results include BIBP’s operating results.  The consolidation of BIBP had a significant impact on our operating results for the three months ended March 29, 2009 and for the full year of 2008, and is expected to have a significant impact on our future operating results, including the full year of 2009, and income statement presentation as described below.

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

In addition, Papa John’s has extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. We consolidated the financial results of five franchise entities operating a total of 65 restaurants with annual sales approximating $44.0 million for the three months ended March 29, 2009 and three franchise entities operating a total of thirteen restaurants with annual sales approximating $9.0 million for the three months ended March 30, 2008.

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the three months ended March 29, 2009 and March 30, 2008 (in thousands):

	Three Months Ended			Three Months Ended
	March 29, 2009			March 30, 2008
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$5,671	$5,671	$—	$2,040	$2,040
BIBP sales	35,972	—	35,972	39,661	—	39,661
Total revenues	35,972	5,671	41,643	39,661	2,040	41,701

Operating expenses	26,659	5,198	31,857	47,075	1,942	49,017
General and administrative expenses	25	226	251	23	82	105
Other general expense	—	95	95	—	3	3
Depreciation and amortization	—	152	152	—	13	13
Total costs and expenses	26,684	5,671	32,355	47,098	2,040	49,138
Operating income (loss)	9,288	—	9,288	(7,437)	—	(7,437)
Interest expense	(263)	—	(263)	(514)	—	(514)
Income (loss) before income taxes	$9,025	$—	$9,025	$(7,951)	$—	$(7,951)

Non-GAAP Measures

Certain components of the financial information we present in this report that exclude the impact of the consolidation of BIBP are not measures that are defined in accordance with accounting principles generally accepted in the United States (“GAAP”). These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. We believe the financial information excluding the impact of the consolidation of BIBP is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. We analyze our business performance and trends excluding the impact of the consolidation of BIBP because the results of BIBP are not indicative of our principal operating activities. In addition, annual cash bonuses, and certain long-term incentive programs for various levels of management, are based on financial measures that exclude BIBP. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Summary of Operating Results

Total revenues were $285.0 million for the first quarter of 2009, representing a decrease of 1.4% from revenues of $289.0 million for the same period in 2008. The decrease of $4.0 million in revenues was due to the following:

•                  Domestic Company-owned restaurant revenues decreased $7.2 million, reflecting the divestiture of 62 Company-owned restaurants to franchisees during the fourth quarter of 2008.

•                  Variable interest entities restaurant sales increased $3.6 million due to the consolidation of two additional franchise entities in the first quarter of 2009. We extended loans to these two entities in the fourth quarter of 2008 in conjunction with our sale of the Company-owned restaurants.

Our income before income taxes, net of noncontrolling interests, totaled $28.1 million for the first quarter of 2009, compared to $13.6 million for the same period in 2008 as summarized in the following table on an operating segment basis (in thousands):

	Three Months Ended
	March 29,	March 30,	Increase
	2009	2008	(Decrease)

Domestic Company-owned restaurants	$10,391	$7,798	$2,593
Domestic commissaries	9,384	8,433	951
Domestic franchising	13,682	14,472	(790)
International	(777)	(1,739)	962
All others	401	2,525	(2,124)
Unallocated corporate expenses	(13,025)	(9,219)	(3,806)
Elimination of intersegment profits	(15)	(174)	159
Income before income taxes, excluding variable interest entities	20,041	22,096	(2,055)
Variable interest entities	9,025	(7,951)	16,976
Total income before income taxes	29,066	14,145	14,921
Income attributable to noncontrolling interests	(925)	(544)	(381)
Total income before income taxes, net of noncontrolling interests	$28,141	$13,601	$14,540

Excluding the impact of the consolidation of BIBP (pre-tax income of $9.0 million or $0.21 per diluted share in 2009 and a pre-tax loss of approximately $8.0 million or $0.18 per diluted share in 2008), first quarter 2009 income before taxes, net of noncontrolling interests, was $19.1 million, or a $2.4 million decrease over the 2008 comparable results. The decrease of $2.4 million (excluding the consolidation of BIBP) was principally due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income increased $2.6 million for the first quarter, comprised of the following:

	Three Months Ended
	Mar. 29,	Mar. 30,	Increase
	2009	2008	(decrease)

Recurring operations	$10,391	$9,009	$1,382
Impairment and disposition charges	—	(1,211)	1,211
Total segment operating income	$10,391	$7,798	$2,593

The increase of $1.4 million in domestic Company-owned restaurants’ income from recurring operations was primarily due to an improvement in margin as a result of pricing and product mix profitability, a decrease in discretionary local advertising spending and lower salaries and benefits costs due to effective labor management and the divestiture of 62 restaurants in late 2008 which had a higher labor cost as a percentage of sales.

Restaurant operating margin on an external basis was 23.4% for the first quarter of 2009 compared to 18.9% for the comparable 2008 period. Excluding the impact of the consolidation of BIBP, restaurant operating margin was 21.7% for the first quarter of 2009, compared to 20.2% in the prior comparable quarter.

We recorded restaurant impairment and disposition charges of $1.2 million in the first quarter of 2008, primarily related to the loss on the sale of 17 restaurants in one market (the sale was completed during the fourth quarter of 2008).

•                  Domestic Commissary Segment. Domestic commissaries’ operating income increased approximately $1.0 million for the three months ended March 29, 2009, as compared to the corresponding period in 2008, reflecting a decline in distribution costs from lower fuel prices.

•                  Domestic Franchising Segment. Domestic franchising operating income decreased approximately $800,000 to $13.7 million for the three months ended March 29, 2009, from $14.5 million in the prior comparable period. The decrease was primarily due to lower franchise and development fees as there were eight fewer domestic franchise unit openings in the first quarter of 2009, and the first quarter of 2008 included the collection of approximately $500,000 in franchise renewal fees associated with the domestic franchise renewal program. Additionally, the average fee per unit opening was lower due to various incentive programs in place during the current year quarter.

The Company recently announced a comprehensive 25th Anniversary development incentive program that provides for no franchise fee, no royalty for 12 months and the opportunity for a $10,000 early opening award payment, if certain conditions are met related to new domestic unit openings.

•                  International Segment. The international segment reported an operating loss of $800,000 for the three months ended March 29, 2009, compared to a loss of $1.7 million in the first quarter of the prior year. The improvement in the operating results reflects leverage on the international organizational structure from increased revenues due to growth in number of units and unit volumes.

•                  All Others Segment. The operating income for the “All others” reporting segment was approximately $400,000 in the first quarter of 2009, or a decrease of $2.1 million from the corresponding 2008 period. The decrease occurred primarily in our online ordering system business (a $1.4 million decline in operating income) and our print and promotions subsidiary, Preferred Marketing Solutions (a $600,000 decline in operating income). The decline in the online ordering system business reflects a reduction in the online fee percentage in accordance with our previously disclosed agreement with the domestic franchise system to operate the business at a break-even level beginning in 2009. The decline in profitability in the print and promotions business is due to lower sales in 2009, as compared to 2008, reflecting the general deterioration of the economic environment.

•                 Unallocated Corporate Segment.  Unallocated corporate expenses increased approximately $3.8 million for the three months ended March 29, 2009, as compared to the first quarter of 2008. The components of the unallocated corporate expenses were as follows (in thousands):

	Three Months Ended
	Mar. 29,	Mar. 30,	Increase
	2009	2008	(decrease)

General and administrative (a)	$6,795	$6,149	$646
Net interest	1,036	1,172	(136)
Depreciation	2,128	1,798	330
Franchise support initiatives (b)	2,247	75	2,172
Provisions for uncollectible accounts and notes receivable (c)	1,063	259	804
Other income	(244)	(234)	(10)
Total unallocated corporate expenses	$13,025	$9,219	$3,806

(a)                The increase in general and administrative expenses is primarily due to increased professional fees and management transition costs.

(b)               Primarily consists of discretionary contributions to the national marketing fund and other local advertising cooperatives.

(c)                The increase in the provisions for uncollectible accounts and notes receivable was primarily due to our evaluation of the collectibility of certain specific receivables, including amounts due from one third-party customer.

Diluted earnings per share was $0.64 (including a $0.21 per share gain from the consolidation of BIBP) in the first quarter of 2009, compared to $0.30 (including an $0.18 per share loss from the consolidation of BIBP) in the first quarter of 2008. The share repurchase activity during the first quarter of 2009 had a $0.02 impact on earnings per share ($0.01 impact excluding BIBP).

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $131.7 million for the three months ended March 29, 2009, compared to $138.9 million for the same period in 2008. The decrease of $7.2 million was due to the divestiture of 62 Company-owned restaurants to franchisees during the fourth quarter of 2008. Comparable sales increased 0.3% in the first quarter of 2009. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans. Revenues from these restaurants totaled $5.7 million for the three months ended March 29, 2009, as compared to $2.0 million for the corresponding period in 2008. During the first quarter of 2009, we began consolidating the financial results of two additional franchise entities. We extended loans to these two entities in the fourth quarter of 2008 in connection with our sale of Company-owned restaurants.

Domestic franchise sales for the first quarter of 2009 increased 4.1% to $397.7 million from $381.9 million for the same period in 2008, primarily resulting from a 3.7% increase in equivalent units due to the purchase of 62 restaurants from the Company during the fourth quarter of 2008 and an increase in comparable sales of 0.3%. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Domestic franchise royalties were $15.4 million in both the first quarter of 2009 and 2008. Although equivalent units and comparable sales increased, the effective royalty rate decreased due to the Company providing increased royalty waivers to certain franchisees during the first quarter of 2009.

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

The comparable sales base and average weekly sales for 2009 and 2008 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	March 29, 2009		March 30, 2008
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	590	2,198	648	2,122
Equivalent units	588	2,129	644	2,053
Comparable sales base units	567	2,017	615	1,919
Comparable sales base percentage	96.4%	94.7%	95.5%	93.5%
Average weekly sales - comparable units	$17,348	$14,483	$16,803	$14,457
Average weekly sales - traditional non-comparable units	$16,087	$11,580	$12,535	$11,548
Average weekly sales - non-traditional non-comparable units	$6,146	$15,311	$7,484	$17,634
Average weekly sales - total non-comparable units	$14,212	$12,251	$11,884	$12,151
Average weekly sales - all units	$17,235	$14,366	$16,585	$14,305

Domestic franchise and development fees were approximately $200,000 in the first quarter of 2009, or a decrease of $700,000, from fees of approximately $900,000 in 2008. The first quarter of 2008 included approximately $500,000 in fees associated with the completion of the franchise renewal program. The remaining decrease was due to lower opening fees for units opening in certain under-penetrated markets.

Domestic commissary sales increased 1.8% to $107.9 million for the first quarter of 2009, from $106.0 million in the comparable 2008 period, reflecting an increase in the price of certain commodities, including dough, meats and paper. Our commissaries charge a fixed dollar mark-up on the cost of cheese, which was relatively consistent in both the first quarter of 2009 and 2008 ($1.62 per pound in the first quarter of 2009 and $1.61 per pound in the first quarter of 2008). Other sales decreased $2.1 million to $14.8 million for the first quarter of 2009 from $16.8 million for the comparable period in 2008. The decline was due to a decrease in sales of our online ordering system business unit, reflecting a reduction in the online fee percentage in accordance with our previously disclosed agreement with the domestic franchise system to operate the business at a break-even level beginning in 2009 and a decrease in sales at our print and promotions business reflecting the general deterioration of the economic environment.

Our PJUK operations, denominated in British Pounds Sterling and converted to U.S. dollars, represent approximately 46% of international revenues in 2009, compared to 58% in 2008. International revenues were $9.3 million for the first quarter of 2009, compared to $8.9 million for the comparable period in 2008, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the past year.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 23.4% in the first quarter of 2009 compared to 18.9% for the same period in 2008.  Excluding the impact of consolidating BIBP, the restaurant operating margin increased 1.5% to 21.7% in the first quarter of 2009 from 20.2% in the same quarter of the prior year, consisting of the following differences:

•                  Cost of sales were 0.1% lower for the first quarter of 2009, as compared to the first quarter of 2008, as higher commodity costs substantially offset the benefit from increased prices and product mix.

•                  Salaries and benefits were 0.9% lower as a percentage of sales in the first quarter of 2009, compared to the first quarter of 2008, primarily due to the benefit from increased ticket prices and product mix. In addition, the Company divested 62 restaurants in late 2008 which had a higher labor cost as a percentage of sales.

•                  Advertising and related costs as a percentage of sales were 0.6% lower in the first quarter of 2009 as compared to the first quarter of 2008 due to a decrease in discretionary local advertising spending.

•                  Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were essentially flat for the first quarter of 2009, as compared to the corresponding 2008 period.

Domestic commissary and other margin was 10.0% in the first quarter of 2009, compared to 10.1% for the same period in 2008. Cost of sales was 74.1% of revenues in the first quarter of 2009, compared to 73.2% for the same period in 2008. Cost of sales increased due to increases in the cost of certain commodities, including dough, meats and paper. Salaries and benefits were 7.2% of revenues in the first quarter of 2009, compared to 7.3% of revenues in the first quarter of 2008. Other operating expenses decreased approximately $900,000 in the first quarter of 2009, as compared to the prior comparable period, reflecting a decrease in distribution costs from lower fuel prices.

We recorded pre-tax income from the franchise cheese-purchasing program, net of minority interest, of $7.1 million during the first quarter of 2009, compared to a pre-tax loss of $5.6 million for the corresponding quarter in 2008. These results only represent the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was income of approximately $9.0 million in the first quarter of 2009, compared to a loss of approximately $8.0 million in the same period of 2008.

The first quarter 2009 general and administrative costs were $27.8 million or 9.7% of revenues, as compared to $27.2 million or 9.4% of revenues in the same period of 2008. The $600,000 increase was primarily due to increased professional fees and management transition costs.

Other general expenses reflected net expense of $4.5 million in the first quarter of 2009 compared to $2.2 million for the comparable period in 2008 as detailed below (in thousands):

	March 29,	March 30,	Increase
	2009	2008	(Decrease)

Restaurant impairment and disposition losses	$—	$1,211	$(1,211)
Disposition and valuation-related costs	699	413	286
Provision for uncollectible accounts and notes receivable	1,198	326	872
Pre-opening costs	64	43	21
Franchise support initiatives (a)	2,247	75	2,172
Other	259	145	114
Total other general expenses	$4,467	$2,213	$2,254

(a)          Primarily consists of discretionary contributions to the national marketing fund and other local advertising cooperatives.

Depreciation and amortization was $8.0 million (2.8% of revenues) for both the first quarters of 2009 and 2008.

Net interest. Net interest expense was $1.3 million in the first quarter of 2009 as compared to $1.6 million in 2008. The decrease in net interest expense reflects the decrease in our average outstanding debt balance and lower interest rates.

Income Tax Expense.  The effective income tax rate was 35.4% for the first quarter of 2009 and 35.2% for the same period in 2008.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	March 29,	December 28,
	2009	2008

Revolving line of credit	$103,000	$123,500
Debt associated with VIEs *	8,450	7,075
Other	75	79
Total debt	111,525	130,654
Less: current portion of debt	(8,450)	(7,075)
Long-term debt	$103,075	$123,579

*Papa John’s is the guarantor of BIBP’s outstanding debt.

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

Cash flow from operating activities was $32.0 million in the first three months of 2009 compared to $20.3 million for the same period in 2008. The consolidation of BIBP increased cash flow from operations by approximately $9.0 million and decreased cash flow from operations by $8.0 million in the first quarters of 2009 and 2008, respectively (as reflected in the net income and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of the consolidation of BIBP, cash flow from operating activities was $22.9 million in the first quarter of 2009 and $28.3 million in the first quarter of 2008. The $5.4 million decrease, excluding the consolidation of BIBP, was primarily due to a decrease in net income and a decline in working capital, primarily the reduction in accrued expenses.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. In addition, we have a common stock repurchase program. During the three months ended March 29, 2009, common stock repurchases of $5.0 million and capital expenditures of $5.1 million were funded primarily by cash flow from operations and from available cash and cash equivalents.

During 2008, our Board of Directors authorized the repurchase of an additional $100.0 million of common stock through the end of 2009. We repurchased approximately 275,000 shares of our common stock at an average price of $18.05 per share, or a total of $5.0 million, during the first quarter of 2009. As of April 29, 2009, approximately $57.3 million remains available for repurchase of common stock under this authorization.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock for the remainder of 2009 from operating cash flows and the $51.6 million remaining availability under our line of credit, reduced for certain outstanding letters of credit.

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

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability of the Company to pass along such increases in or sustained high costs to franchisees or consumers; and the impact of legal claims and current proposed legislation impacting our business. These and other risk factors as discussed in detail in “Part I. Item 1A. — Risk Factors” in our Annual Report on Form 10-K for our 2008 fiscal year could materially affect the Company’s business, financial condition or operating results. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at March 29, 2009 was principally comprised of a $103.0 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

We have two interest rate swap agreements that provide for fixed rates of 4.98% and 3.74%, as compared to LIBOR, on the following amount of floating rate debt:

	Floating Rate Debt	Fixed Rates
The first interest rate swap agreement:
January 16, 2007 to January 15, 2009	$60 million	4.98%
January 15, 2009 to January 15, 2011	$50 million	4.98%

The second interest rate swap agreement:
January 31, 2009 to January 31, 2011	$50 million	3.74%

The effective interest rate on the line of credit, including the impact of the two interest rate swap agreements, was 4.87% as of March 29, 2009. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of March 29, 2009, as mitigated by the interest rate swap agreements based on present interest rates, would increase interest expense approximately $30,000. The annual impact of a 100 basis point increase in interest rates on the debt associated with BIBP would be $85,000.

We do not enter into financial instruments to manage foreign currency exchange rates since less than 4% of our total revenues are derived from sales to customers and royalties outside the contiguous United States.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. As previously discussed in “Results of Operations and Critical Accounting Policies and Estimates”, we have a purchasing arrangement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. The BIBP formula used to establish the price of cheese charged to restaurants was modified effective March 2009. Under the modified formula, the BIBP price is adjusted monthly and the amount of mark-up depends on projected spot market prices. Under the modified price formula, we anticipate BIBP will substantially repay its cumulative deficit by the end of 2011.

As required by FIN 46, Papa John’s consolidates the operating results of BIBP. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our first quarters 2009 and 2008 operating results and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the first quarter of 2010 (based on the April 29, 2009 Chicago Mercantile Exchange (CME) milk futures market prices) and the actual prices in 2009 and 2008 to date:

	2010				2009				2008
	BIBP		Actual		BIBP		Actual		BIBP	Actual
	Block Price		Block Price		Block Price		Block Price		Block Price	Block Price

Quarter 1	$1.719	*	$1.619	*	$1.621		$1.184		$1.608	$1.904
Quarter 2	N/A		N/A		1.488	*	1.209	*	1.754	1.996
Quarter 3	N/A		N/A		1.617	*	1.471	*	2.042	1.859
Quarter 4	N/A		N/A		1.704	*	1.603	*	1.831	1.748
Full Year	N/A		N/A		$1.608	*	$1.367	*	$1.809	$1.877

*amounts are estimates based on futures prices

N/A - not available

The following table presents the 2008 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2008
Quarter 1	$(7,951)
Quarter 2	(6,302)
Quarter 3	2,826
Quarter 4	887
Full Year	$(10,540)

Additionally, based on the CME milk futures market prices as of April 29, 2009, and the projected cheese costs to restaurants as determined by the BIBP pricing formula for the next four quarters, the consolidation of BIBP is projected to increase our pre-tax income as follows (in thousands):

Quarter 1 - 2009	$9,025
Quarter 2 - 2009	6,209	*
Quarter 3 - 2009	3,082	*
Quarter 4 - 2009	2,222	*
Full Year - 2009	$20,538	*

Quarter 1 - 2010	$2,261	*

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

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“1934 Act”)), as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective.

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

Item 1.A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for our 2008 fiscal year could materially affect the Company’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may adversely affect our business, financial condition or operating results.

The following update to our risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 28, 2008:

•                  In April 2009, John H. Schnatter, our Founder and Chairman, was named Chief Executive Officer of the Company. We depend on the services of Mr. Schnatter in those capacities, but he does not serve under an employment agreement and we do not maintain key man life insurance on Mr. Schnatter. We also depend on the use of Mr. Schnatter’s image and his services as spokesman in our advertising and promotional materials. While we have entered into a license agreement with Mr. Schnatter related to the use of certain intellectual property, our business and brand may be harmed if Mr. Schnatter’s services as Chief Executive Officer, Chairman and brand spokesman were not available for any reason.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $775.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2009. Through March 29, 2009, a total of 42.5 million shares with an aggregate cost of $717.7 million and an average price of $16.90 per share have been repurchased under this program. The following table summarizes our repurchases by fiscal period during the first three months of 2009 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

12/29/2008 - 01/25/2009	138	$17.63	42,327	$59,842
01/26/2009 - 02/22/2009	127	$18.37	42,454	$57,515
02/23/2009 - 03/29/2009	10	$19.71	42,464	$57,316

In December 2008, we adopted a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through our Rule 10b5-1 trading plan or otherwise. We may terminate the Rule 10b5-1 trading plan at any time.

Item 6.  Exhibits

Exhibit
Number	Description

10.1	Agreement and Release between Nigel Travis and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K/A dated December 31, 2008 is incorporated herein by reference.

10.2	Agreement and Release dated March 25, 2009 between Papa John’s International, Inc. and William Van Epps. Exhibit 10.1 to our Form 8-K/A dated March 27, 2009 is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 29, 2009, filed on May 5, 2009, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 5, 2009	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer