Form 10-Q
period 2009-06-28
PAPA JOHNS INTERNATIONAL INC
filed 2009-08-04
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2009

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

At July 29, 2009, there were outstanding 28,065,439 shares of the registrant’s common stock, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	June 28, 2009	December 28, 2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$24,328	$10,987
Accounts receivable	22,091	23,775
Inventories	16,167	16,872
Prepaid expenses	9,635	9,797
Other current assets	3,986	5,275
Assets held for sale	1,019	1,540
Deferred income taxes	8,716	7,102
Total current assets	85,942	75,348
Investments	1,717	530
Net property and equipment	192,910	189,992
Notes receivable	13,464	7,594
Deferred income taxes	12,852	17,518
Goodwill	76,705	76,914
Other assets	20,194	18,572
Total assets	$403,784	$386,468

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,957	$29,148
Income and other taxes	13,525	9,685
Accrued expenses	51,096	54,220
Current portion of debt	4,475	7,075
Total current liabilities	95,053	100,128
Unearned franchise and development fees	5,559	5,916
Long-term debt, net of current portion	103,067	123,579
Other long-term liabilities	19,923	18,607
Stockholders’ equity:
Preferred stock	—	—
Common stock	357	352
Additional paid-in capital	227,439	216,553
Accumulated other comprehensive income (loss)	(985)	(3,818)
Retained earnings	165,775	133,759
Treasury stock	(221,818)	(216,860)
Total stockholders’ equity, net of noncontrolling interests	170,768	129,986
Noncontrolling interests in subsidiaries	9,414	8,252
Total stockholders’ equity	180,182	138,238
Total liabilities and stockholders’ equity	$403,784	$386,468

Note:  The balance sheet at December 28, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. See Note 2 for modifications made as a result of adopting recent accounting pronouncements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Domestic revenues:
Company-owned restaurant sales	$124,966	$133,815	$256,671	$272,670
Variable interest entities restaurant sales	11,223	2,239	16,894	4,279
Franchise royalties	14,664	14,759	30,025	30,204
Franchise and development fees	78	247	306	1,167
Commissary sales	101,444	106,321	209,360	212,368
Other sales	13,981	16,434	28,750	33,279
International revenues:
Royalties and franchise and development fees	3,388	3,108	6,623	6,128
Restaurant and commissary sales	6,893	6,485	12,980	12,318
Total revenues	276,637	283,408	561,609	572,413
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	23,893	30,803	49,794	62,375
Salaries and benefits	36,157	40,050	74,360	81,610
Advertising and related costs	11,376	11,913	22,649	24,610
Occupancy costs	7,722	8,540	15,638	17,011
Other operating expenses	17,181	18,072	34,809	36,379
Total domestic Company-owned restaurant expenses	96,329	109,378	197,250	221,985
Variable interest entities restaurant expenses	9,326	1,987	14,135	3,780
Domestic commissary and other expenses:
Cost of sales	84,586	89,976	175,536	179,982
Salaries and benefits	8,638	9,127	17,469	18,092
Other operating expenses	10,945	12,112	21,617	23,644
Total domestic commissary and other expenses	104,169	111,215	214,622	221,718
(Income) loss from the franchise cheese-purchasing program, net of minority interest	(5,462)	4,364	(12,565)	9,922
International operating expenses	5,907	5,818	11,264	11,158
General and administrative expenses	30,002	27,237	57,765	54,451
Other general expenses	3,583	539	8,050	2,752
Depreciation and amortization	8,181	8,404	16,136	16,410
Total costs and expenses	252,035	268,942	506,657	542,176
Operating income	24,602	14,466	54,952	30,237
Investment income	144	181	276	447
Interest expense	(1,440)	(1,802)	(2,856)	(3,694)
Income before income taxes	23,306	12,845	52,372	26,990
Income tax expense	8,037	4,538	18,339	9,514
Net income, including noncontrolling interests	15,269	8,307	34,033	17,476
Less: income attributable to noncontrolling interests	(1,092)	(659)	(2,017)	(1,203)
Net income, net of noncontrolling interests	$14,177	$7,648	$32,016	$16,273

Basic earnings per common share	$0.51	$0.27	$1.16	$0.57
Earnings per common share - assuming dilution	$0.51	$0.27	$1.15	$0.57

Basic weighted average shares outstanding	27,789	28,372	27,715	28,536
Diluted weighted average shares outstanding	27,989	28,705	27,860	28,754

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Papa John’s International, Inc.
				Accumulated
	Common		Additional	Other			Noncontrolling	Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity

Balance at December 30, 2007	28,777	$349	$208,598	$156	$96,963	$(179,163)	$8,035	$134,938
Comprehensive income:
Net income	—	—	—	—	16,273	—	1,203	17,476
Change in valuation of interest rate swap agreements, net of tax of $113	—	—	—	(229)	—	—	—	(229)
Foreign currency translation	—	—	—	133	—	—	—	133
Comprehensive income								17,380
Exercise of stock options	50	1	964	—	—	—	—	965
Tax effect related to exercise of non-qualified stock options	—	—	117	—	—	—	—	117
Acquisition of treasury stock	(768)	—	—	—	—	(20,287)	—	(20,287)
Distributions to noncontrolling interests	—	—	—	—	—	—	(840)	(840)
Other	—	—	2,567	—	—	—	—	2,567
Balance at June 29, 2008	28,059	$350	$212,246	$60	$113,236	$(199,450)	$8,398	$134,840

Balance at December 28, 2008	27,637	$352	$216,553	$(3,818)	$133,759	$(216,860)	$8,252	$138,238
Comprehensive income:
Net income	—	—	—	—	32,016	—	2,017	34,033
Change in valuation of interest rate swap agreements, net of tax of $322	—	—	—	573	—	—	—	573
Foreign currency translation	—	—	—	2,260	—	—	—	2,260
Comprehensive income								36,866
Exercise of stock options	477	5	8,052	—	—	—	—	8,057
Tax effect related to exercise of non-qualified stock options	—	—	227	—	—	—	—	227
Acquisition of treasury stock	(275)	—	—	—	—	(4,958)	—	(4,958)
Distributions to noncontrolling interests	—	—	—	—	—	—	(855)	(855)
Other	—	—	2,607	—	—	—	—	2,607
Balance at June 28, 2009	27,839	$357	$227,439	$(985)	$165,775	$(221,818)	$9,414	$180,182

At June 29, 2008, the accumulated other comprehensive gain of $60 was comprised of unrealized foreign currency translation gains of $1,588, offset by a net unrealized loss on the interest rate swap agreements of $1,528.

At June 28, 2009, the accumulated other comprehensive loss of $985 was comprised of a net unrealized loss on the interest rate swap agreements of $3,378 and an $88 pension plan liability for PJUK, offset by unrealized foreign currency translation gains of $2,481.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008
Operating activities
Net income, net of noncontrolling interests	$32,016	$16,273
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant impairment and disposition losses	—	1,143
Provision for uncollectible accounts and notes receivable	2,181	1,264
Depreciation and amortization	16,136	16,410
Deferred income taxes	2,731	(7,178)
Stock-based compensation expense	2,607	2,567
Excess tax benefit related to exercise of non-qualified stock options	(443)	(117)
Other	692	161
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	718	(2,251)
Inventories	876	1,825
Prepaid expenses	184	1,026
Other current assets	1,880	(256)
Other assets and liabilities	(559)	(1,233)
Accounts payable	(4,597)	293
Income and other taxes	3,840	1,704
Accrued expenses	(3,326)	(1,885)
Unearned franchise and development fees	(357)	(494)
Net cash provided by operating activities	54,579	29,252
Investing activities
Purchase of property and equipment	(15,193)	(16,010)
Purchase of investments	(1,187)	(437)
Proceeds from sale or maturity of investments	—	407
Loans issued	(9,739)	(681)
Loan repayments	1,439	1,078
Acquisitions	(464)	(100)
Proceeds from divestitures of restaurants	830	—
Other	18	156
Net cash used in investing activities	(24,296)	(15,587)
Financing activities
Net (repayments) proceeds from line of credit facility	(20,500)	1,102
Net (repayments) proceeds from short-term debt - variable interest entities	(2,600)	3,525
Excess tax benefit related to exercise of non-qualified stock options	443	117
Proceeds from exercise of stock options	8,057	965
Acquisition of Company common stock	(4,958)	(20,287)
Noncontrolling interests, net of distributions	1,162	363
Other	378	(24)
Net cash used in financing activities	(18,018)	(14,239)
Effect of exchange rate changes on cash and cash equivalents	(11)	53
Change in cash and cash equivalents	12,254	(521)
Cash recorded from consolidation of VIEs	1,087	—
Cash and cash equivalents at beginning of period	10,987	8,877
Cash and cash equivalents at end of period	$24,328	$8,356

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 28, 2009

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 28, 2008.

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

SFAS No. 141R, Business Combinations

Papa John’s adopted the provisions of SFAS No. 141 - revised 2007 (SFAS No. 141R), Business Combinations, in the first quarter of 2009. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. The adoption of this statement has had no impact on our 2009 consolidated financial statements.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements

Papa John’s adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51, in the first quarter of 2009. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. The presentation and disclosure requirements of this statement was applied retrospectively for all periods presented, and thus, the prior year financial statements have been modified to incorporate the new requirements.

Papa John’s had two joint venture arrangements as of June 28, 2009 and June 29, 2008, which were as follows:

	Restaurants			Noncontrolling
	as of	Restaurant	Papa John’s	Interest
	June 28, 2009	Locations	Ownership *	Ownership *

Star Papa, LP	75	Texas	51%	49%
Colonel’s Limited, LLC	51	Maryland and Virginia	70%	30%

*The ownership percentages were the same for both the 2009 and 2008 periods presented in the accompanying consolidated financial statements.

The pre-tax income of the joint ventures totaled $2.8 million and $5.3 million for the three and six months ended June 28, 2009, respectively, compared to $1.8 million and $3.3 million for the three months and six months ended June 29, 2008, respectively. The portion of pre-tax income attributable to the noncontrolling interest holders was $1.1 million and $2.0 million for the three and six months ended June 28, 2009, respectively, compared to $659,000 and $1.2 million for the three and six months ended June 29, 2008, respectively. The noncontrolling interest holders’ equity in the joint venture arrangements totaled $9.4 million as of June 28, 2009 and $8.3 million as of December 28, 2008.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities

Papa John’s adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, in the first quarter of 2009. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. See Note 5 for additional information.

SFAS No. 165, Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS No. 165 require public companies to evaluate subsequent events through the date the financial statements are issued. We were required to adopt SFAS No. 165 for our second quarter ended June 28, 2009. In accordance with our adoption of this standard, we evaluated for subsequent events occurring after June 28, 2009 (our financial statement date) through August 4, 2009 (the date this report was filed). We determined no disclosures were required.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The objective of SFAS No. 167 is to improve the financial reporting of companies involved with variable interest entities (VIEs). As required by this statement, the provisions required by FIN 46(R) are now applicable for entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated from SFAS No. 140 with the issuance of SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additionally, this statement requires a company to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Prior to this statement, a company was only required to reassess the status when specific events occurred. We are required to adopt the provisions of SFAS No. 167 for our first quarter of 2010. We have not yet assessed the impact, if any, of the adoption of this statement on our financial statements.

SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 27, 2009. SFAS No. 168 will not have an impact on the consolidated results of the Company.

3.              Acquisitions and Dispositions

During the second quarter of 2009, we completed the acquisition of 11 restaurants in Florida. The purchase price for those restaurants totaled $2.8 million, which was comprised of cash and the cancellation of a $2.3 million note due to us, of which approximately $1.5 million was recorded as goodwill. The acquisition was accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial results.

During the second quarter of 2009, we completed the sale of 10 Company-owned restaurants located in New Mexico. The sales price of $1.1 million consisted of a cash payment of $600,000 and notes financed by Papa John’s to the purchasers, who are current Papa John’s franchisees, for $500,000. We recorded a pre-tax gain of approximately $350,000 associated with the sale of those restaurants.

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

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special-purpose entity formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set price. Effective March 2009, we modified the BIBP formula to establish the price of cheese on a more frequent basis based on the projected spot market prices. At the current rate of repayment, BIBP’s cumulative deficit would be substantially repaid at the end of 2011. PJFS purchased $35.0 million and $71.0 million of cheese from BIBP for the three and six months ended June 28, 2009, respectively, compared to $40.6 million and $80.2 million in the 2008 comparable periods, respectively.

As defined by FIN 46, we are the primary beneficiary of BIBP, a VIE.  We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized.  We recognized pre-tax gains of $6.9 million ($4.2 million net of tax, or $0.15 per share) and $15.9 million ($10.0 million net of tax, or $0.36 per share) for the three and six months ended June 28, 2009, respectively, and pre-tax losses of $6.3 million ($4.1 million net of tax, or $0.14 per share) and $14.3 million ($9.3 million net of tax, or $0.32 per share) for the three months and six months ended June 29, 2008, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the volatility of the cheese market.

BIBP has a $10.0 million line of credit with a commercial bank, which is guaranteed by Papa John’s. In addition, Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of June 28, 2009, BIBP had outstanding borrowings of $4.5 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and outstanding borrowings of $28.2 million with Papa John’s.

In addition, Papa John’s has extended loans to certain franchisees. Under FIN 46, Papa John’s was deemed the primary beneficiary of five franchise entities as of June 28, 2009 and three franchise entities as of June 29, 2008, even though we had no ownership in the franchise entities. The five franchise entities at June 28, 2009 operate a total of 65 restaurants with annual revenues approximating $44.0 million. Our net loan balance receivable from those entities was $7.8 million at June 28, 2009, with no further funding commitments. The consolidation of those franchise entities had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of June 28, 2009 and December 28, 2008:

	June 28, 2009			December 28, 2008
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$5,259	$1,590	$6,849	$—	$70	$70
Accounts receivable - Papa John’s	1,042	—	1,042	4,687	—	4,687
Other current assets	1,555	692	2,247	1,089	55	1,144
Net property and equipment	—	6,975	6,975	—	4,314	4,314
Goodwill	—	1,409	1,409	—	4,556	4,556
Deferred income taxes	9,416	—	9,416	15,057	—	15,057
Other noncurrent assets	—	9	9	—	—	—
Total assets	$17,272	$10,675	$27,947	$20,833	$8,995	$29,828

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$1,946	$1,554	$3,500	$5,391	$381	$5,772
Short-term debt - third party	4,475	—	4,475	7,075	—	7,075
Short-term debt - Papa John’s	28,182	7,808	35,990	35,743	7,991	43,734
Total liabilities	34,603	9,362	43,965	48,209	8,372	56,581
Stockholders’ equity (deficit)	(17,331)	1,313	(16,018)	(27,376)	623	(26,753)
Total liabilities and stockholders’ equity (deficit)	$17,272	$10,675	$27,947	$20,833	$8,995	$29,828

5.              Debt

Our debt is comprised of the following (in thousands):

	June 28,	December 28,
	2009	2008

Revolving line of credit	$103,000	$123,500
Debt associated with VIEs *	4,475	7,075
Other	67	79
Total debt	107,542	130,654
Less: current portion of debt	(4,475)	(7,075)
Long-term debt	$103,067	$123,579

*Papa John’s is the guarantor of BIBP’s outstanding debt.

In January 2006, we executed a five-year, unsecured revolving credit facility (“Credit Facility”) totaling $175.0 million. Under the Credit Facility, outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option.  The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The remaining availability under our line of credit, reduced for certain outstanding letters of credit, approximated $54.0 million and $31.1 million as of June 28, 2009 and December 28, 2008, respectively. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At June 28, 2009 and December 28, 2008, we were in compliance with these covenants.

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

The following tables provide information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

Fair Values of Derivative Instruments

	Liability Derivatives
	Balance Sheet Location	Fair Value Jun-09	Fair Value Dec-08

Derivatives designated as hedging instruments under Statement 133:

Interest rate swaps	Other long-term liabilities	$5,278	$6,173

There were no derivatives that were not designated as hedging instruments under SFAS No. 133.

Effect of Derivative Instruments on the Consolidated Financial Statements

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Jun-09	Jun-08		Jun-09	Jun-08		Jun-09	Jun-08

Interest rate swaps:			Interest expense:			Not applicable:
Quarter to date	$447	$1,116	Quarter to date	$997	$550	Quarter to date	$—	$—
Year to date	$573	$(229)	Year to date	$1,968	$841	Year to date	$—	$—

The weighted average interest rates for our Credit Facility, including the impact of the previously mentioned swap agreements, were 4.83% and 5.05% for the three months ended June 28, 2009 and June 29, 2008, respectively, and 4.65% and 5.21% for the six months ended June 28, 2009 and June 29, 2008, respectively. Interest paid, including payments made or received under the swaps, was $1.4 million and $2.8 million for the three and six months ended June 28, 2009, respectively, compared to $1.8 million and $3.6 million for the three and six months ended June 29, 2008, respectively.

6.     Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share — assuming dilution are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Basic earnings per common share:
Net income, net of noncontrolling interests	$14,177	$7,648	$32,016	$16,273
Weighted average shares outstanding	27,789	28,372	27,715	28,536
Basic earnings per common share	$0.51	$0.27	$1.16	$0.57

Earnings per common share - assuming dilution:
Net income, net of noncontrolling interests	$14,177	$7,648	$32,016	$16,273

Weighted average shares outstanding	27,789	28,372	27,715	28,536
Dilutive effect of outstanding stock compensation awards	200	333	145	218
Diluted weighted average shares outstanding	27,989	28,705	27,860	28,754
Earnings per common share - assuming dilution	$0.51	$0.27	$1.15	$0.57

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the three and six months ended June 28, 2009 were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive.  The weighted average number of shares subject to the antidilutive options were 1.4 million and 1.0 million for the three-month periods ending June 28, 2009 and June 29, 2008, respectively. The six-month period weighted averages ending June 28, 2009 and June 29, 2008 were 1.4 million and 1.2 million, respectively.

7.     Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Net income, including noncontrolling interests	$15,269	$8,307	$34,033	$17,476
Change in valuation of interest rate swap agreements, net of tax	447	1,116	573	(229)
Foreign currency translation	3,275	9	2,260	133
Comprehensive income	$18,991	$9,432	$36,866	$17,380

8.     Notes Receivable

Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the acquisition, construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. In addition, as part of the 2006 sale of our former Perfect Pizza operations, we have a loan outstanding from the purchaser. Loans outstanding, net of allowance for doubtful accounts, were approximately $13.5 million as of June 28, 2009 and $7.6 million as of December 28, 2008.

We have recorded reserves of $7.2 million and $5.4 million as of June 28, 2009 and December 28, 2008, respectively, for potentially uncollectible notes receivable from franchisees and the purchaser of the Perfect Pizza operations. We concluded the reserves were necessary due to certain franchisees’ economic performance and underlying collateral value and credit risk related to the Perfect Pizza operations.

In connection with the 2006 sale of our former Perfect Pizza operations, we remain contingently liable for payment under approximately 70 lease arrangements, primarily associated with Perfect Pizza restaurants sites. The leases have varying terms, the latest of which expires in 2017. As of June 28, 2009, the potential amount of undiscounted payments we could be required to make in the event of non-payment by Perfect Pizza and associated franchisees was approximately $6.2 million. We have not recorded a liability with respect to such leases as of June 28, 2009 as our cross-default provisions with the Perfect Pizza franchisor substantially reduce the risk that we will be required to make payments under these leases at the present time.

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

Our segment information is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues from external customers:
Domestic Company-owned restaurants	$124,966	$133,815	$256,671	$272,670
Domestic commissaries	101,444	106,321	209,360	212,368
Domestic franchising	14,742	15,006	30,331	31,371
International	10,281	9,593	19,603	18,446
Variable interest entities (1)	11,223	2,239	16,894	4,279
All others	13,981	16,434	28,750	33,279
Total revenues from external customers	$276,637	$283,408	$561,609	$572,413

Intersegment revenues:
Domestic commissaries	$34,529	$35,851	$70,227	$72,076
Domestic franchising	508	478	1,014	944
International	266	307	510	608
Variable interest entities (1)	35,028	40,572	71,000	80,233
All others	2,881	4,027	5,783	8,136
Total intersegment revenues	$73,212	$81,235	$148,534	$161,997

Income (loss) before income taxes:
Domestic Company-owned restaurants	$10,152	$7,157	$20,543	$14,955
Domestic commissaries	7,484	7,624	16,868	16,057
Domestic franchising	12,824	13,095	26,506	27,567
International	(847)	(1,520)	(1,624)	(3,259)
Variable interest entities (2)	6,854	(6,302)	15,879	(14,253)
All others	613	1,993	1,014	4,518
Unallocated corporate expenses	(13,673)	(9,144)	(26,698)	(18,363)
Elimination of intersegment profits	(101)	(58)	(116)	(232)
Total income before income taxes	$23,306	$12,845	$52,372	$26,990
Income attributable to noncontrolling interests	(1,092)	(659)	(2,017)	(1,203)
Total income before income taxes, net of noncontrolling interests	$22,214	$12,186	$50,355	$25,787

Property and equipment:
Domestic Company-owned restaurants	$156,293
Domestic commissaries	80,700
International	13,823
Variable interest entities	10,115
All others	23,060
Unallocated corporate assets	120,201
Accumulated depreciation and amortization	(211,282)
Net property and equipment	$192,910

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At June 28, 2009, there were 3,418 Papa John’s restaurants (612 Company-owned and 2,806 franchised) operating in all 50 states and 29 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

At June 28, 2009, we had a net investment of approximately $20.8 million associated with our United Kingdom subsidiary (PJUK). During the fourth quarter of 2008, we recorded a goodwill impairment charge of $2.3 million associated with our PJUK operations. We have developed plans for PJUK to continue to improve its operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives with PJUK and certain domestic markets are not successful, future impairment charges could occur.

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

As of June 28, 2009, we had a net deferred income tax asset balance of $21.6 million, of which approximately $9.4 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

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

Consolidation of BIBP Commodities, Inc. as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), we consolidate the financial results of BIBP since we qualify as the primary beneficiary, as defined by FIN 46, of BIBP. We recognized pre-tax income of $6.9 million and $15.9 million for the three and six months ended June 28, 2009 and pre-tax losses of $6.3 million and $14.3 million for the three and six months ended June 29, 2008 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa

John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

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

SFAS No. 141 — revised 2007

Papa John’s adopted the provisions of SFAS No. 141 - revised 2007 (SFAS No. 141R), Business Combinations, in the first quarter of 2009. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. The adoption of this statement has had no impact on Papa John’s consolidated 2009 financial statements.

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

The provisions of SFAS No. 160 apply to our joint venture arrangements with Colonel’s Limited, LLC (51 restaurants) and Star Papa, LP (75 restaurants). The minority interest holders own 30% and 49% of Colonel’s Limited and Star Papa, respectively.

SFAS No. 161

Papa John’s adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, in the first quarter of 2009. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The disclosures required by SFAS No. 133 are included in Note 5 to the accompanying financial statements.

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS No. 165 require public companies to evaluate subsequent events through the date the financial statements are issued. We were required to adopt SFAS No.

165 for our second quarter ended June 28, 2009. In accordance with our adoption of this standard, we evaluated for subsequent events occurring after June 28, 2009 (our financial statement date) through August 4, 2009 (the date this report was filed). We determined no disclosures were required.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The objective of SFAS No. 167 is to improve the financial reporting of companies involved with variable interest entities (VIEs). As required by this statement, the provisions required by FIN 46(R) are now applicable for entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated from SFAS No. 140 with the issuance of SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additionally, this statement requires a company to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Prior to this statement, a company was only required to reassess the status when specific events occurred. We are required to adopt the provisions of SFAS No. 167 for our first quarter of 2010. We have not yet assessed the impact, if any, of the adoption of this statement on our financial statements.

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 27, 2009. SFAS No. 168 will not have an impact on the consolidated results of the Company.

Restaurant Progression

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	590	648	592	648
Opened	—	5	3	9
Closed	(1)	(1)	(5)	(6)
Acquired from franchisees	11	—	11	1
Sold to franchisees	(11)	—	(12)	—
End of period	589	652	589	652
International Company-owned:
Beginning of period	22	17	23	14
Opened	1	2	1	5
Closed	—	(1)	(1)	(1)
End of period	23	18	23	18
U.S. franchised:
Beginning of period	2,198	2,122	2,200	2,112
Opened	11	24	25	46
Closed	(17)	(29)	(34)	(40)
Acquired from Company	11	—	12	—
Sold to Company	(11)	—	(11)	(1)
End of period	2,192	2,117	2,192	2,117
International franchised:
Beginning of period	594	451	565	434
Opened	28	36	62	55
Closed	(8)	(4)	(13)	(6)
End of period	614	483	614	483
Total restaurants - end of period	3,418	3,270	3,418	3,270

Results of Operations

Variable Interest Entities

As required by FIN 46, our operating results include BIBP’s operating results.  The consolidation of BIBP had a significant impact on our operating results for the first six months of 2009 and for the full year of 2008, and is expected to have a significant impact on our future operating results, including the full year of 2009, and income statement presentation as described below.

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

The second component of the net impact from the consolidation of BIBP is reflected in the caption “Loss (income) from the franchise cheese-purchasing program, net of minority interest.” This line item represents

BIBP’s income or loss from purchasing cheese at the spot market price and selling to franchised restaurants at a fixed monthly price, net of any income or loss attributable to the minority interest BIBP shareholders. The amount of income or loss attributable to the BIBP shareholders depends on its cumulative shareholders’ equity balance and the change in such balance during the reporting period. The third component is reflected as investment income or interest expense, depending upon whether BIBP is in a net investment or net borrowing position during the reporting period.

In addition, Papa John’s has extended loans to certain franchisees. Under the FIN 46 rules, Papa John’s is deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. We consolidated the financial results of five franchise entities operating a total of 65 restaurants with annual sales approximating $44.0 million for the three and six months ended June 28, 2009 and three franchise entities operating a total of thirteen restaurants with annual sales approximating $9.0 million for the three and six months ended June 29, 2008.

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the three and six months ended June 28, 2009 and June 29, 2008 (in thousands):

	Three Months Ended			Three Months Ended
	June 28, 2009			June 29, 2008
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$11,223	$11,223	$—	$2,239	$2,239
BIBP sales	35,028	—	35,028	40,572	—	40,572
Total revenues	35,028	11,223	46,251	40,572	2,239	42,811

Operating expenses	27,923	10,083	38,006	46,370	2,153	48,523
General and administrative expenses	26	214	240	23	82	105
Other general expenses (income)	—	540	540	—	(12)	(12)
Depreciation and amortization	—	386	386	—	16	16
Total costs and expenses	27,949	11,223	39,172	46,393	2,239	48,632
Operating income (loss)	7,079	—	7,079	(5,821)	—	(5,821)
Interest expense	(225)	—	(225)	(481)	—	(481)
Income (loss) before income taxes	$6,854	$—	$6,854	$(6,302)	$—	$(6,302)

	Six Months Ended			Six Months Ended
	June 28, 2009			June 29, 2008
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$16,894	$16,894	$—	$4,279	$4,279
BIBP sales	71,000	—	71,000	80,233	—	80,233
Total revenues	71,000	16,894	87,894	80,233	4,279	84,512

Operating expenses	54,582	15,281	69,863	93,445	4,094	97,539
General and administrative expenses	51	440	491	46	164	210
Other general expenses (income)	—	635	635	—	(9)	(9)
Depreciation and amortization	—	538	538	—	30	30
Total costs and expenses	54,633	16,894	71,527	93,491	4,279	97,770
Operating income (loss)	16,367	—	16,367	(13,258)	—	(13,258)
Interest expense	(488)	—	(488)	(995)	—	(995)
Income (loss) before income taxes	$15,879	$—	$15,879	$(14,253)	$—	$(14,253)

Non-GAAP Measures

Certain components of the financial information we present in this report that exclude the impact of the consolidation of BIBP, are not measures that are defined in accordance with accounting principles generally accepted in the United States (“GAAP”). These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. We believe the financial information excluding the impact of the consolidation of BIBP is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. We analyze our business performance and trends excluding the impact of the consolidation of BIBP because the results of BIBP are not indicative of our principal operating activities. In addition, annual cash bonuses, and certain long-term incentive programs for various levels of management, are based on financial measures that exclude BIBP. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Summary of Operating Results

Total revenues were $276.6 million for the second quarter of 2009, representing a decrease of $6.8 million, or 2.4%, from revenues of $283.4 million for the comparable period in 2008. For the six-month period ended June 28, 2009, total revenues were $561.6 million, representing a decrease of $10.8 million, or 1.9%, from revenues of $572.4 million for the comparable period in 2008. The decreases of $6.8 million and $10.8 million in revenues for the three and six months ended June 28, 2009, respectively, were primarily due to the following:

•                  Domestic Company-owned restaurant revenues decreased $8.8 million or 6.6% and $16.0 million or 5.9% for the three and six months ended June 28, 2009, respectively, reflecting the sale of 62 Company-owned restaurants to franchisees during the fourth quarter of 2008.

•                  Domestic commissary sales decreased $4.9 million and $3.0 million for the three and six months ended June 28, 2009, respectively, due to decreases in the prices of certain commodities, primarily cheese.

•                  Other sales decreased $2.5 million and $4.5 million for the three and six months ended June 28, 2009, respectively, primarily due to a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions.

•                  Variable interest entities restaurant sales increased $9.0 million and $12.6 million for the three and six months ended June 28, 2009, respectively, due to the consolidation of two additional franchise entities in the second quarter and first six months of 2009. We extended loans to these two entities in the fourth quarter of 2008 in conjunction with our sale of the Company-owned restaurants.

Our income before income taxes, net of noncontrolling interests, totaled $22.2 million and $50.4 million for the three and six months ended June 28, 2009, respectively, compared to $12.2 million and $25.8 million for the same periods in 2008, respectively, as summarized in the following table on an operating segment basis (in thousands):

	Three Months Ended			Six Months Ended
	June 28,	June 29,	Increase	June 28,	June 29,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Domestic Company-owned restaurants	$10,152	$7,157	$2,995	$20,543	$14,955	$5,588
Domestic commissaries	7,484	7,624	(140)	16,868	16,057	811
Domestic franchising	12,824	13,095	(271)	26,506	27,567	(1,061)
International	(847)	(1,520)	673	(1,624)	(3,259)	1,635
All others	613	1,993	(1,380)	1,014	4,518	(3,504)
Unallocated corporate expenses	(13,673)	(9,144)	(4,529)	(26,698)	(18,363)	(8,335)
Elimination of intersegment profits	(101)	(58)	(43)	(116)	(232)	116
Income before income taxes, excluding variable interest entities	16,452	19,147	(2,695)	36,493	41,243	(4,750)
Variable interest entities	6,854	(6,302)	13,156	15,879	(14,253)	30,132
Total income before income taxes	23,306	12,845	10,461	52,372	26,990	25,382
Income attributable to noncontrolling interests	(1,092)	(659)	(433)	(2,017)	(1,203)	(814)
Total income before income taxes, net of noncontrolling interests	$22,214	$12,186	$10,028	$50,355	$25,787	$24,568

Excluding the impact of the consolidation of BIBP, second quarter 2009 income before income taxes, net of noncontrolling interests was $15.4 million, or a decrease of approximately $3.1 million from 2008 comparable results, and income before income taxes for the six months ended June 28, 2009 was $34.5 million, or a decrease of approximately $5.6 million from 2008 comparable results. The decreases of $3.1 million and $5.6 million, respectively, for the three and six months ended June 28, 2009 (excluding the consolidation of BIBP) were principally due to the following:

•                 Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income increased $3.0 million and $5.6 million for the three and six months ended June 28, 2009, respectively, comprised of the following:

	Three Months Ended			Six Months Ended
	June 28,	June 29,	Increase	June 28,	June 29,	Increase
	2009	2008	(decrease)	2009	2008	(decrease)

Recurring operations	$10,152	$7,157	$2,995	$20,543	$16,098	$4,445
Impairment and disposition losses	—	—	—	—	(1,143)	1,143
Total segment operating income	$10,152	$7,157	$2,995	$20,543	$14,955	$5,588

The increases of $3.0 million and $4.4 million for the three and six months ended June 28, 2009, respectively, in domestic Company-owned restaurants’ income from recurring operations were primarily due to an improvement in operating margin as a result of pricing and product mix profitability, lower commodity costs and the sale of 62 restaurants in late 2008, which had a higher labor cost as a percentage of sales.

Restaurant operating margins on an external basis were 22.9% and 23.2% for the three and six months ended June 28, 2009, respectively, compared to 18.3% and 18.6% for the comparable 2008 periods. Excluding the impact of the consolidation of BIBP, restaurant operating margins were 21.6% and 21.7%

for the three and six months ended June 28, 2009, respectively, compared to 19.3% and 19.8% in the prior comparable periods.

The restaurant impairment and disposition losses recorded in the first six months of 2008 primarily relate to the loss on the sale of 17 restaurants in one market (the sale was completed during the fourth quarter of 2008).

•                 Domestic Commissary Segment. Domestic commissaries’ operating income decreased approximately $100,000 for the three-month period ended June 28, 2009 and increased approximately $800,000 for the six-month period ended June 28, 2009, as compared to the corresponding 2008 periods. The decrease in operating income for the three-month period was due to management transition costs of approximately $700,000, partially offset by an improvement in operating margin primarily resulting from lower fuel costs. The operating margin improvement for the six-month period was primarily due to lower fuel costs, partially offset by the above mentioned management transition costs. Our commissary operations have passed along to domestic restaurants the benefit of lower commodity costs during the first six months of 2009, which is expected to continue for the remainder of 2009.

•                 Domestic Franchising Segment. Domestic franchising operating income decreased approximately $300,000 to $12.8 million for the three months ended June 28, 2009, from $13.1 million in the prior comparable period and decreased $1.1 million to $26.5 million for the six-month period ending June 28, 2009, from $27.6 million in the prior comparable period. The decreases in operating income were primarily due to lower franchise and development fees as there were 13 and 21 fewer domestic franchise unit openings in the second quarter and first six months of 2009, respectively, as compared to the prior year periods. Additionally, the average fee per unit opening was lower in 2009 due to various incentive programs in place this year. Finally, the first half of 2008 included the collection of approximately $500,000 in franchise renewal fees associated with the domestic franchise renewal program.

During the first quarter of 2009, the Company announced a comprehensive 25th Anniversary development incentive program that provides for no franchise fee, no royalty for 12 months and the opportunity for a $10,000 early opening award payment, if certain conditions are met related to new domestic unit openings.

•                 International Segment. The international segment reported operating losses of $800,000 and $1.6 million for the three and six months ended June 28, 2009, respectively, compared to losses of $1.5 million and $3.3 million, respectively, in the same periods in 2008. The improvement in the operating results reflects leverage on the international organizational structure from increased revenues due to growth in number of units and unit volumes.

•                 All Others Segment. Operating income for the “All others” reporting segment decreased approximately $1.4 million and $3.5 million for the three and six months ended June 28, 2009, respectively, as compared to the corresponding 2008 periods. The decreases occurred primarily in our online ordering system business ($500,000 and $1.9 million decline from 2008 in operating income for the three- and six-month periods, respectively), and our print and promotions subsidiary, Preferred Marketing Solutions ($500,000 and $1.2 million decline from 2008 in operating income for the three- and six-month periods, respectively). The decline in the online ordering system business reflected a reduction in the online fee percentage in accordance with our previously disclosed agreement with the domestic franchise system to operate the business at a break-even level beginning in 2009. The decline in profitability in the print and promotions business was due to lower sales in 2009, as compared to 2008, reflecting the deterioration of the U.S. economic environment.

•                Unallocated Corporate Segment. Unallocated corporate expenses increased approximately $4.5 million and $8.3 million for the three and six months ended June 28, 2009, respectively, as compared to the same periods in 2008. The components of the unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 28,	June 29,	Increase	June 28,	June 29,	Increase
	2009	2008	(decrease)	2009	2008	(decrease)

General and administrative (a)	$7,896	$6,048	$1,848	$14,692	$12,196	$2,496
Net interest	1,080	1,186	(106)	2,116	2,358	(242)
Depreciation	2,118	1,940	178	4,245	3,737	508
Franchise support initiatives (b)	2,168	75	2,093	4,415	150	4,265
Provisions for uncollectible accounts and notes receivable (c)	449	106	343	1,512	365	1,147
Other income	(38)	(211)	173	(282)	(443)	161
Total unallocated corporate expenses	$13,673	$9,144	$4,529	$26,698	$18,363	$8,335

(a)         The increase in general and administrative expenses for the three months ended June 28, 2009, was primarily due to the settlement of a litigation issue (approximately $800,000 in the second quarter of 2009), management transition costs (including recruiting fees) and increased employee benefit costs. The increase for the six-month period ended June 28, 2009 was principally due to the same reasons.

(b)        Franchise support initiatives primarily consist of discretionary contributions to the national marketing fund and other local advertising cooperatives.

(c)         The increases in provisions for uncollectible accounts and notes receivable were due to our evaluation of the collectibility of certain specific receivables, primarily non-franchise third parties.

Diluted earnings per share were $0.51 (including a $0.15 per share gain from the consolidation of BIBP) in the second quarter of 2009, compared to $0.27 (including a $0.14 per share loss from the consolidation of BIBP) in the second quarter of 2008. For the six months ended June 28, 2009, diluted earnings per share were $1.15 (including a $0.36 per share gain from the consolidation of BIBP), compared to $0.57 per share (including a $0.32 per share loss from the consolidation of BIBP) for the comparable period in 2008. Share repurchase activity had a $0.01 and $0.02 impact on earnings per diluted share for the three and six months ended June 28, 2009, respectively ($0.01 impact excluding BIBP for both the three- and six-month periods.)

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $125.0 million for the three months ended June 28, 2009, compared to $133.8 million for the same period in 2008, and $256.7 million for the six months ended June 28, 2009, compared to $272.7 million for the same period in 2008. The decreases for the three- and six-month periods were due to the divestiture of 62 Company-owned restaurants to franchisees during the fourth quarter of 2008.  Comparable sales decreased 0.4% for the three months ended June 28, 2009 and were flat for the six-month period ended June 28, 2009. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans. Revenues from these restaurants totaled $11.2 million and $16.9 million for the three and six months ended June 28, 2009, as compared to $2.2 million and $4.3 million for the corresponding periods in 2008. During the first quarter of 2009, we began consolidating the financial results of two additional franchise entities. We extended loans to these two entities in the fourth quarter of 2008 in connection with our sale of Company-owned restaurants.

Domestic franchise sales for the three and six months ended June 28, 2009 increased 4.3% to $388.8 million and increased 4.3% to $786.5 million, from $372.6 million and $754.4 million for the same periods in 2008, respectively, primarily resulting from increases of 3.8% and 3.7% in equivalent units due to franchise entities’ purchase of 62 restaurants from the Company during the fourth quarter of 2008 and increases in comparable sales of 0.2% for both the three and six months ended June 28, 2009, respectively. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.  Domestic franchise royalties were $14.7 million and $30.0 million for the three and six months ended June 28, 2009, respectively, representing a decrease of 0.6% from both prior comparable periods. Although equivalent units and comparable sales increased, the effective royalty rate decreased due to the Company providing increased royalty waivers to certain franchisees during 2009.

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

The comparable sales base and average weekly sales for 2009 and 2008 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	June 28, 2009		June 29, 2008
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	589	2,192	652	2,117
Equivalent units	583	2,139	647	2,061
Comparable sales base units	565	2,026	618	1,912
Comparable sales base percentage	96.9%	94.7%	95.5%	92.8%
Average weekly sales - comparable units	$16,563	$13,944	$16,126	$13,987
Average weekly sales - traditional non-comparable units	$16,505	$10,958	$12,283	$10,319
Average weekly sales - non-traditional non-comparable units	$6,840	$23,938	$6,456	$27,918
Average weekly sales - total non-comparable units	$14,522	$14,715	$11,409	$12,902
Average weekly sales - all units	$16,502	$13,985	$15,916	$13,909

	Six Months Ended
	June 28, 2009		June 29, 2008
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	589	2,192	652	2,117
Equivalent units	585	2,134	645	2,057
Comparable sales base units	566	2,022	617	1,915
Comparable sales base percentage	96.8%	94.8%	95.7%	93.1%
Average weekly sales - comparable units	$16,956	$14,213	$16,464	$14,222
Average weekly sales - traditional non-comparable units	$16,275	$11,290	$12,410	$10,920
Average weekly sales - non-traditional non-comparable units	$6,476	$20,646	$6,930	$24,009
Average weekly sales - total non-comparable units	$14,353	$13,487	$11,646	$12,545
Average weekly sales - all units	$16,870	$14,175	$16,250	$14,107

Domestic franchise and development fees were approximately $100,000 and $300,000 for the three and six months ended June 28, 2009, or decreases of $100,000 and $900,000, respectively, from fees of approximately $200,000 and $1.2 million for the comparable periods in 2008. The first quarter of 2008 included approximately $500,000 in fees associated with the completion of the franchise renewal program. The remaining decreases were due to fewer domestic franchise unit openings during 2009 and lower average opening fees due to various incentive programs in place during the current year.

Domestic commissary sales decreased 4.6% to $101.4 million for the three months ended June 28, 2009 from $106.3 million in the comparable 2008 period and decreased 1.4% to $209.4 million for the six months ended June 28, 2009, from $212.4 million for the comparable 2008 period, reflecting decreases in the prices of certain commodities, primarily cheese. Our commissaries charge a fixed dollar mark-up on the cost of cheese, and cheese cost is based upon the 40 lb. cheddar block price, which decreased from $1.75 per pound in the second quarter of 2008 to $1.48 per pound in the second quarter of 2009, or a 15.4% decrease, and decreased from $1.68 per pound for the first six months of 2008 to $1.55 per pound for the first six months of 2009, or a 7.7% decrease.

Other sales decreased to $14.0 million for the three months ended June 28, 2009, from $16.4 million in the prior comparable period and decreased to $28.8 million for the six months ended June 28, 2009, from $33.3 million in the prior comparable period. These declines were due to decreases in revenues from our online ordering system business unit, reflecting a reduction in the online fee percentage in accordance with our previously disclosed agreement with the domestic franchise system to operate the business at a break-even level beginning in 2009 and decreases in sales at our print and promotions business reflecting the deterioration of the U.S. economic environment.

Our PJUK operations, denominated in British Pounds Sterling and converted to U.S. dollars, represent approximately 49% of international revenues during the six-month period in 2009, compared to 58% during the six-month period in 2008. International revenues were $10.3 million and $19.6 million for the three and six months ended June 28, 2009, respectively, compared to $9.6 million and $18.4 million for the comparable periods in 2008, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the past year.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 22.9% and 23.2% for the three and six months ended June 28, 2009, respectively, compared to 18.3% and 18.6% for the same periods in 2008. Excluding the impact of consolidating BIBP, restaurant operating margin increased 2.3% to 21.6% in the second quarter of 2009 from 19.3% in the same quarter of the prior year, and increased 1.9% to 21.7% for the six months ended June 28, 2009 from 19.8% in the corresponding period of 2008, consisting of the following differences:

•                 Cost of sales were 1.5% and 0.8% lower (excluding the consolidation of BIBP) for the three and six months ended June 28, 2009, as compared to the same periods of 2008, primarily due to lower commodity costs and the benefit from pricing and product mix.

•                 Salaries and benefits were 1.0% lower as a percentage of sales for both the three and six months ended June 28, 2009, compared to the 2008 corresponding periods, primarily due to the divestiture of 62 restaurants in late 2008 which had a higher labor cost as a percentage of sales.

•                 Advertising and related costs as a percentage of sales were 0.2% higher for the three months ended June 28, 2009 and were 0.2% lower for the six months ended June 28, 2009 as compared to the corresponding periods in 2008 due to the timing of discretionary local advertising spending.

•                 Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were relatively consistent with the 2008 periods.

Domestic commissary and other margin was 9.8% and 9.9% for the three and six months ended June 28, 2009, respectively, compared to 9.4% and 9.7% for the same periods in 2008. Cost of sales was 73.3% and 73.7% of revenues for the three and six months ended June 28, 2009, respectively, compared to 73.3% for both the three- and six-month periods in 2008. Salaries and benefits were 7.5% and 7.3% of revenues for the three and six months ended June 28, 2009, which, as a percentage of sales was relatively consistent with the prior comparable periods. The fact that cost of sales and labor costs are relatively flat as a percentage of sales in a period of lower commodity costs represents both reduced pricing to the system and increased operational efficiency. Other operating expenses decreased approximately $1.2 million and $2.0 million for the three and six months ended June 28, 2009, as compared to the prior comparable periods, reflecting decreases in distribution costs from lower fuel prices.

We recorded pre-tax income from the franchise cheese-purchasing program, net of minority interest, of $5.5 million and $12.6 million for the three and six months ended June 28, 2009, compared to pre-tax losses of $4.4 million and $9.9 million for the corresponding periods in 2008. These results only represent the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was income of approximately $6.9 million and $15.9 million for the three and six months ended June 28, 2009, compared to losses of approximately $6.3 million and $14.3 million in the same periods of 2008.

General and administrative expenses were $30.0 million or 10.8% of revenues for the three months ended June 28, 2009 compared to $27.2 million or 9.6% of revenues in the same period of 2008, and $57.8 million, or 10.3% of revenues, for the six months ended June 28, 2009, compared to $54.5 million, or 9.5% of revenues, for the same period in 2008. The increases of $2.8 million and $3.3 million for the three- and six-month periods ended June 28, 2009 were primarily due to the settlement of a litigation issue, management transition costs (including recruiting fees) and  increased employee benefit costs.

Other general expenses reflected net expense of $3.6 million and $8.1 million for the three and six months ended June 28, 2009, respectively, compared to $500,000 and $2.8 million, respectively, for the comparable periods in 2008 as detailed below (in thousands):

	Three Months Ended			Six Months Ended
	June 28,	June 29,	Increase	June 28,	June 29,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Restaurant impairment and disposition losses	$—	$—	$—	$—	$1,143	$(1,143)
Disposition and valuation-related costs	109	230	(121)	808	643	165
Provision for uncollectible accounts and notes receivable	430	163	267	1,628	489	1,139
Pre-opening costs	(31)	26	(57)	33	69	(36)
Franchise support initiatives (a)	2,398	244	2,154	4,645	488	4,157
Other (b)	677	(124)	801	936	(80)	1,016
Total other general expenses	$3,583	$539	$3,044	$8,050	$2,752	$5,298

(a)          Primarily consists of discretionary contributions to the national marketing fund and other local advertising cooperatives.

(b)         The increase is primarily due to the consolidation of two additional VIE franchise entities in 2009.

Depreciation and amortization was $8.2 million (3.0% of revenues) and $16.1 million (2.9% of revenues) for the three and six months ended June 28, 2009, respectively, compared to $8.4 million (3.0% of revenues) and $16.4 million (2.9% of revenues) for comparable periods in 2008, respectively.

Net interest. Net interest expense was $1.3 million for the three months ended June 28, 2009 as compared to $1.6 million in 2008 and $2.6 million for the six months ended June 28, 2009, compared to $3.2 million for the comparable period in 2008. The decrease in net interest expense reflects the decrease in our average outstanding debt balance and lower interest rates.

Income Tax Expense.  Our effective income tax rates were 34.5% and 35.0%, respectively, for the three and six months ended June 28, 2009 (32.6% and 34.3%, respectively, for the three- and six-month periods, excluding BIBP) compared to 35.3% for both the corresponding 2008 periods (35.2% for both the three- and six-month periods, excluding BIBP).

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	June 28,	December 28,
	2009	2008

Revolving line of credit	$103,000	$123,500
Debt associated with VIEs *	4,475	7,075
Other	67	79
Total debt	107,542	130,654
Less: current portion of debt	(4,475)	(7,075)
Long-term debt	$103,067	$123,579

*Papa John’s is the guarantor of BIBP’s outstanding debt.

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

Cash flow from operating activities was $54.6 million in the first six months of 2009 compared to $29.3 million for the same period in 2008. The consolidation of BIBP increased cash flow from operations by approximately $15.9 million in the first six months of 2009 and decreased cash flow from operations by approximately $14.3 million in the first six months of 2008 (as reflected in the income from operations and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of the consolidation of BIBP, cash flow from operating activities was $38.7 million for the first six months of 2009 and $43.5 million for the first six months of 2008. The $4.8 million decrease, excluding the consolidation of BIBP, was primarily due to a decrease in net income.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. In addition, we have a common stock repurchase program. During the six months ended June 28, 2009, common stock repurchases of $5.0 million and capital expenditures of $15.2 million were funded primarily by cash flow from operations and from available cash and cash equivalents.

In 2008, our Board of Directors authorized the repurchase of an additional $100.0 million of our common stock through the end of 2009. We repurchased approximately 275,000 shares of our common stock at an average price of $18.05 per share, or a total of $5.0 million, during the three months ended March 29, 2009. We did not repurchase any shares of our common stock in the three months ended June 28, 2009.  As of July 29, 2009, approximately $57.3 million remains available for repurchase of common stock under this authorization.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock for the remainder of 2009 from operating cash flows and the $54.0 million remaining availability under our line of credit, reduced for certain outstanding letters of credit.

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

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability of the Company to pass along such increases in or sustained high costs to franchisees or consumers; the Company is contingently liable for the payment of certain lease arrangements, approximating $6.2 million involving our former Perfect Pizza operations that were sold in March 2006; the impact of legal claims and current proposed legislation impacting our business; and increased risks associated with our international operations. These and other risk factors as discussed in detail in “Part I. Item 1A. — Risk Factors” in our Annual Report on Form 10-K for our 2008 fiscal year and “Part II, Item 1A. — Risk Factors” of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2009, could materially affect the Company’s business, financial condition or operating results. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at June 28, 2009 was principally comprised of a $103.0 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels.

We have two interest rate swap agreements that provide for fixed rates of 4.98% and 3.74%, as compared to LIBOR, on the following amount of floating rate debt:

	Floating Rate Debt	Fixed Rates
The first interest rate swap agreement:
January 16, 2007 to January 15, 2009	$60 million	4.98%
January 15, 2009 to January 15, 2011	$50 million	4.98%

The second interest rate swap agreement:
March 1, 2007 to January 31, 2009	$50 million	3.74%

The effective interest rate on the line of credit, including the impact of the two interest rate swap agreements, was 4.87% as of June 28, 2009. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of June 28, 2009, as mitigated by the interest rate swap agreements based on present interest rates, would increase interest expense approximately $30,000. The annual impact of a 100 basis point increase in interest rates on the debt associated with BIBP would be $44,750.

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

As required by FIN 46, Papa John’s consolidates the operating results of BIBP. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our operating results for the first six months of 2009 as well as the first six months of 2008 and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the second quarter of 2010 (based on the July 29, 2009 Chicago Mercantile Exchange (CME) milk futures market prices) and the actual prices in 2009 and 2008 to date:

	2010				2009				2008
	BIBP		Actual		BIBP		Actual		BIBP	Actual
	Block Price		Block Price		Block Price		Block Price		Block Price	Block Price

Quarter 1	$1.717	*	$1.617	*	$1.621		$1.184		$1.608	$1.904
Quarter 2	1.793	*	1.693	*	1.479		1.178		1.754	1.996
Quarter 3	N/A		N/A		1.457	*	1.198	*	2.042	1.859
Quarter 4	N/A		N/A		1.629	*	1.498	*	1.831	1.748
Full Year	N/A		N/A		$1.547	*	$1.265	*	$1.809	$1.877

*Amounts are estimates based on futures prices

N/A - not available

The following table presents the 2008 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2008
Quarter 1	$(7,951)
Quarter 2	(6,302)
Quarter 3	2,826
Quarter 4	887
Full Year	$(10,540)

Additionally, based on the CME milk futures market prices as of July 29, 2009, and the projected cheese costs to restaurants as determined by the BIBP pricing formula for the next four quarters, the consolidation of BIBP is projected to increase our pre-tax income as follows (in thousands):

Quarter 1 - 2009	$9,025
Quarter 2 - 2009	6,854
Quarter 3 - 2009	5,478	*
Quarter 4 - 2009	2,901	*
Full Year - 2009	$24,258	*

Quarter 1 - 2010	$2,258	*
Quarter 2 - 2010	$2,233	*

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors authorized the repurchase of up to $775.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2009. Through June 28, 2009, a total of 42.5 million shares with an aggregate cost of $717.7 million and an average price of $16.90 per share have been repurchased under this program. The following table summarizes our repurchases by fiscal period during the first six months of 2009 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total		Average	of Shares Purchased	Value of Shares
	Number		Price	as Part of	that May Yet Be
	of Shares		Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased		Share	Plans or Programs	Plans or Programs

12/29/2008 - 01/25/2009	138		$17.63	42,327	$59,842
01/26/2009 - 02/22/2009	127		$18.37	42,454	$57,515
02/23/2009 - 03/29/2009	10		$19.71	42,464	$57,316
03/30/2009 - 04/26/2009	—	*	—	42,464	$57,316
04/27/2009 - 05/24/2009	—	*	—	42,464	$57,316
05/25/2009 - 06/28/2009	—	*	—	42,464	$57,316

*There were no share repurchases during this period.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 30, 2009 at our corporate office in Louisville, Kentucky.

At the meeting, our stockholders elected three directors to serve until the 2011 annual meeting of stockholders. The vote counts were as follows:

	Votes Cast For	Votes Cast Against	Abstentions
Philip Guarascio	25,536,884	166,978	5,844
Olivia F. Kirtley	25,427,417	277,551	4,738
J. Jude Thompson	25,152,276	553,029	4,401

Norborne P. Cole, Jr., William M. Street, Wade S. Oney, John H. Schnatter and Alexander W. Smith continue to serve as directors.

At the meeting, our stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 27, 2009, by a vote of 25,262,982 affirmative to 444,295 negative, with 2,429 abstentions.

Item 6.  Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 28, 2009, filed on August 4, 2009, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 4, 2009	/s/ J. David Flanery
J. David Flanery
Senior Vice President and Chief Financial Officer