Form 10-Q
period 2009-09-27
PAPA JOHNS INTERNATIONAL INC
filed 2009-11-03
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2009

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

At October 28, 2009, there were outstanding 28,239,855 shares of the registrant’s common stock, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	September 27, 2009	December 28, 2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$42,674	$10,987
Accounts receivable	22,533	23,775
Inventories	17,353	16,872
Prepaid expenses	6,173	9,797
Other current assets	3,929	5,275
Assets held for sale	1,019	1,540
Deferred income taxes	8,431	7,102
Total current assets	102,112	75,348
Investments	1,492	530
Net property and equipment	190,413	189,992
Notes receivable	11,232	7,594
Deferred income taxes	10,081	17,518
Goodwill	76,166	76,914
Other assets	21,011	18,572
Total assets	$412,507	$386,468

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,467	$29,148
Income and other taxes	12,982	9,685
Accrued expenses	53,763	54,220
Current portion of debt	875	7,075
Total current liabilities	94,087	100,128
Unearned franchise and development fees	5,665	5,916
Long-term debt, net of current portion	99,058	123,579
Other long-term liabilities	19,645	18,607
Stockholders’ equity:
Preferred stock	—	—
Common stock	358	352
Additional paid-in capital	231,230	216,553
Accumulated other comprehensive income (loss)	(1,593)	(3,818)
Retained earnings	177,514	133,759
Treasury stock	(221,818)	(216,860)
Total stockholders’ equity, net of noncontrolling interests	185,691	129,986
Noncontrolling interests in subsidiaries	8,361	8,252
Total stockholders’ equity	194,052	138,238
Total liabilities and stockholders’ equity	$412,507	$386,468

Note:  The balance sheet at December 28, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. See Note 2 for modifications made as a result of adopting recent accounting pronouncements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Domestic revenues:
Company-owned restaurant sales	$122,023	$130,662	$378,694	$403,332
Variable interest entities restaurant sales	10,356	2,014	27,250	6,293
Franchise royalties	15,028	14,378	45,053	44,582
Franchise and development fees	144	194	450	1,361
Commissary sales	93,625	108,804	302,985	321,172
Other sales	11,949	13,643	40,699	46,922
International revenues:
Royalties and franchise and development fees	3,173	3,326	9,796	9,454
Restaurant and commissary sales	7,648	7,007	20,628	19,325
Total revenues	263,946	280,028	825,555	852,441
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	23,990	29,750	73,784	92,125
Salaries and benefits	35,821	39,069	110,181	120,679
Advertising and related costs	11,284	12,123	33,933	36,733
Occupancy costs	8,171	9,516	23,809	26,527
Other operating expenses	17,455	18,203	52,264	54,582
Total domestic Company-owned restaurant expenses	96,721	108,661	293,971	330,646
Variable interest entities restaurant expenses	6,861	1,765	20,996	5,545
Domestic commissary and other expenses:
Cost of sales	77,839	91,891	253,375	271,873
Salaries and benefits	8,592	8,728	26,061	26,820
Other operating expenses	11,523	12,428	33,140	36,072
Total domestic commissary and other expenses	97,954	113,047	312,576	334,765
(Income) loss from the franchise cheese-purchasing program, net of minority interest	(4,171)	(2,587)	(16,736)	7,335
International operating expenses	6,573	6,200	17,837	17,358
General and administrative expenses	29,990	26,170	87,755	80,621
Other general expenses	2,214	4,673	10,264	7,425
Depreciation and amortization	8,130	8,590	24,266	25,000
Total costs and expenses	244,272	266,519	750,929	808,695
Operating income	19,674	13,509	74,626	43,746
Investment income	149	193	425	640
Interest expense	(1,434)	(1,930)	(4,290)	(5,624)
Income before income taxes	18,389	11,772	70,761	38,762
Income tax expense	5,753	3,807	24,092	13,321
Net income, including noncontrolling interests	12,636	7,965	46,669	25,441
Less: income attributable to noncontrolling interests	(897)	(218)	(2,914)	(1,421)
Net income, net of noncontrolling interests	$11,739	$7,747	$43,755	$24,020

Basic earnings per common share	$0.42	$0.28	$1.57	$0.85
Earnings per common share - assuming dilution	$0.42	$0.28	$1.57	$0.84

Basic weighted average shares outstanding	27,919	27,787	27,783	28,286
Diluted weighted average shares outstanding	28,011	27,984	27,952	28,478

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Papa John’s International, Inc.
				Accumulated
	Common		Additional	Other			Noncontrolling	Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity

Balance at December 30, 2007	28,777	$349	$208,598	$156	$96,963	$(179,163)	$8,035	$134,938
Comprehensive income:
Net income	—	—	—	—	24,020	—	1,421	25,441
Change in valuation of interest rate swap agreements, net of tax of ($64)	—	—	—	(142)	—	—	—	(142)
Foreign currency translation	—	—	—	(254)	—	—	—	(254)
Comprehensive income								25,045
Exercise of stock options	259	3	4,614	—	—	—	—	4,617
Tax effect related to exercise of non-qualified stock options	—	—	770	—	—	—	—	770
Acquisition of treasury stock	(1,397)	—	—	—	—	(37,659)	—	(37,659)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,110)	(1,110)
Other	—	—	2,997	—	—	—	—	2,997
Balance at September 28, 2008	27,639	$352	$216,979	$(240)	$120,983	$(216,822)	$8,346	$129,598

Balance at December 28, 2008	27,637	$352	$216,553	$(3,818)	$133,759	$(216,860)	$8,252	$138,238
Comprehensive income:
Net income	—	—	—	—	43,755	—	2,914	46,669
Change in valuation of interest rate swap agreements, net of tax of $519	—	—	—	921	—	—	—	921
Foreign currency translation	—	—	—	1,304	—	—	—	1,304
Comprehensive income								48,894
Exercise of stock options	598	6	9,649	—	—	—	—	9,655
Tax effect related to exercise of non-qualified stock options	—	—	770	—	—	—	—	770
Acquisition of treasury stock	(275)	—	—	—	—	(4,958)	—	(4,958)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,805)	(2,805)
Other	—	—	4,258	—	—	—	—	4,258
Balance at September 27, 2009	27,960	$358	$231,230	$(1,593)	$177,514	$(221,818)	$8,361	$194,052

At September 28, 2008, the accumulated other comprehensive loss of $240 was comprised of a net unrealized loss on the interest rate swap agreements of $1,442, partially offset by unrealized foreign currency translation gains of $1,202.

At September 27, 2009, the accumulated other comprehensive loss of $1,593 was comprised of a net unrealized loss on the interest rate swap agreements of $3,029 and an $88 pension plan liability for PJUK, partially offset by unrealized foreign currency translation gains of $1,524.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 27, 2009	Sept. 28, 2008
Operating activities
Net income, net of noncontrolling interests	$43,755	$24,020
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant impairment and disposition losses	—	5,071
Provision for uncollectible accounts and notes receivable	2,467	1,896
Depreciation and amortization	24,266	25,000
Deferred income taxes	5,590	(5,373)
Stock-based compensation expense	4,258	2,997
Excess tax benefit related to exercise of non-qualified stock options	(987)	(770)
Other	1,320	1,094
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(135)	(2,036)
Inventories	(311)	1,896
Prepaid expenses	3,646	3,450
Other current assets	1,938	109
Other assets and liabilities	(1,667)	(1,359)
Accounts payable	(4,088)	(1,744)
Income and other taxes	3,297	(3,357)
Accrued expenses	(671)	(3,227)
Unearned franchise and development fees	(251)	(94)
Net cash provided by operating activities	82,427	47,573
Investing activities
Purchase of property and equipment	(21,002)	(24,021)
Purchase of investments	(1,187)	(632)
Proceeds from sale or maturity of investments	225	843
Loans issued	(11,577)	(925)
Loan repayments	5,396	1,469
Acquisitions	(464)	(100)
Proceeds from divestitures of restaurants	830	—
Other	108	206
Net cash used in investing activities	(27,671)	(23,160)
Financing activities
Net (repayments) proceeds from line of credit facility	(24,500)	11,000
Net (repayments) proceeds from short-term debt - variable interest entities	(6,200)	300
Excess tax benefit related to exercise of non-qualified stock options	987	770
Proceeds from exercise of stock options	9,655	4,617
Acquisition of Company common stock	(4,958)	(37,659)
Noncontrolling interests, net of distributions	109	311
Other	594	91
Net cash used in financing activities	(24,313)	(20,570)
Effect of exchange rate changes on cash and cash equivalents	157	(42)
Change in cash and cash equivalents	30,600	3,801
Cash recorded from consolidation of VIEs	1,087	—
Cash and cash equivalents at beginning of period	10,987	8,877
Cash and cash equivalents at end of period	$42,674	$12,678

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 27, 2009

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 27, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 28, 2008.

2.              Accounting Standards Update

Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (“Codification” or “ASC”), which became the single official source of authoritative, nongovernmental U.S. GAAP, other than rules and interpretive releases issued by the Securities and Exchange Commission. The Codification did not change GAAP but reorganized the literature and changed the naming mechanism by which topics are referenced. Companies must begin using the Codification for interim and annual periods ending after September 15, 2009. As required, references to pre-codification accounting literature have been changed throughout this quarterly report on Form 10-Q to appropriately reference the Codification. The Company’s accounting policies and amounts presented in the financial statements were not impacted by this change.

Fair Value Measurements and Disclosures

The Fair Value Measurements and Disclosures topic of the FASB’s ASC requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The new guidance required a phased-in approach: (1) phase one was effective for financial assets and liabilities in our first quarter of fiscal 2008 and (2) phase two was effective for our first quarter of fiscal 2009. The new provisions did not have a significant impact on our 2008 and 2009 financial statements.

Business Combinations

The Business Combinations topic of the ASC establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. The latest guidance in the Business Combinations topic of the ASC applies to business combinations for which the acquisition date is on or after December 15, 2008. The adoption of the new guidance had no impact on our 2009 consolidated financial statements.

Consolidation

The Consolidation topic of the ASC requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The Consolidation topic further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. Additionally, sufficient disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. The presentation and disclosure requirements were applied retrospectively for all periods presented, and thus, the prior year financial statements have been modified to incorporate the new requirements.

Papa John’s had two joint venture arrangements as of September 27, 2009 and September 28, 2008, which were as follows:

	Restaurants			Noncontrolling
	as of	Restaurant	Papa John’s	Interest
	Sept. 27, 2009	Locations	Ownership *	Ownership *

Star Papa, LP	75	Texas	51%	49%
Colonel’s Limited, LLC	51	Maryland and Virginia	70%	30%

*The ownership percentages were the same for both the 2009 and 2008 periods presented in the accompanying consolidated financial statements.

The pre-tax income of the joint ventures totaled $2.3 million and $7.6 million for the three and nine months ended September 27, 2009, respectively, compared to $700,000 and $4.0 million for the three months and nine months ended September 28, 2008, respectively. The portion of pre-tax income attributable to the noncontrolling interest holders was approximately $900,000 and $2.9 million for the three and nine months ended September 27, 2009, respectively, compared to approximately $200,000 and $1.4 million for the three and nine months ended September 28, 2008, respectively. The noncontrolling interest holders’ equity in the joint venture arrangements totaled $8.4 million as of September 27, 2009 and $8.3 million as of December 28, 2008.

Derivatives and Hedging

In the first quarter of 2009, Papa John’s adopted the latest provisions of the ASC topic, Derivatives and Hedging. The guidance enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. See Note 5 for additional information.

Subsequent Events

The Subsequent Events topic of the ASC requires public companies to evaluate subsequent events through the date the financial statements are issued. Accordingly, we evaluated for subsequent events occurring after September 27, 2009 (our financial statement date) through November 3, 2009 (the date this report was filed). We determined no subsequent events disclosures were required.

Statement of Financial Accounting Standards (SFAS) No. 167, Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 has been deemed authoritative literature even though the provisions of this standard have not yet been integrated into the ASC.

The objective of SFAS No. 167 is to improve the financial reporting of companies involved with variable interest entities (VIEs). As required by this statement, the provisions required by FIN 46(R) will be applicable for entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated from SFAS No. 140 with the issuance of SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additionally, this statement requires a company to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Prior to this statement, a company was only required to reassess the status when specific events occurred. We are required to adopt the provisions of SFAS No. 167 for our first quarter of 2010. We have not yet assessed the impact, if any, of the adoption of this statement on our financial statements.

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

As of September 27, 2009, we had a net deferred income tax asset balance of $18.5 million, of which approximately $7.7 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures based on the requirements of the Income Taxes topic of the ASC. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact our ultimate payment for such exposures.

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

During the second quarter of 2009, we completed the sale of ten Company-owned restaurants located in New Mexico. The sales price of $1.1 million consisted of a cash payment of $600,000 and notes financed by Papa

John’s to the purchasers, who are current Papa John’s franchisees, for $500,000. We recorded a pre-tax gain of approximately $350,000 associated with the sale of the restaurants.

4.              Accounting for Variable Interest Entities

The Consolidation topic of the ASC provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

Consolidation of a VIE is required if a party with an ownership, contractual or other financial interest in the VIE (a “variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest are also required.

We have a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a special-purpose entity formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set price. Effective in March 2009, we modified the BIBP formula to establish the price of cheese on a more frequent basis based on projected spot market prices. At the current rate of repayment, BIBP’s cumulative deficit would be substantially repaid at the end of 2011. PJFS purchased $35.5 million and $106.5 million of cheese from BIBP for the three and nine months ended September 27, 2009, respectively, compared to $45.1 million and $125.3 million in the 2008 comparable periods, respectively.

We are deemed the primary beneficiary of BIBP, a VIE, for accounting purposes. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we will recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized.  We recognized pre-tax income of $5.1 million ($3.2 million net of tax, or $0.12 per share) and $21.0 million ($13.3 million net of tax, or $0.48 per share) for the three and nine months ended September 27, 2009, respectively, and pre-tax income of $2.8 million ($1.8 million net of tax, or $0.07 per share) for the three months ended September 28, 2008 and a pre-tax loss of $11.4 million ($7.4 million net of tax, or $0.27 per share) for the nine months ended September 28, 2008, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the volatility of the cheese market.

BIBP has a $10.0 million line of credit with a commercial bank, which is guaranteed by Papa John’s. In addition, Papa John’s has agreed to provide additional funding in the form of a loan to BIBP. As of September 27, 2009, BIBP had outstanding borrowings of $875,000 and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and outstanding borrowings of $26.3 million with Papa John’s.

In addition, Papa John’s has extended loans to certain franchisees. Papa John’s was deemed the primary beneficiary of five franchise entities as of September 27, 2009 and three franchise entities as of September 28, 2008, even though we had no ownership in the franchise entities. The five franchise entities at September 27, 2009 operate a total of 65 restaurants with annual revenues approximating $44.0 million. Our net loan balance receivable from those entities was $7.8 million at September 27, 2009, with no further funding commitments. The consolidation of those franchise entities had no significant impact on Papa John’s operating results and is not expected to have a significant impact in future periods.

The following table summarizes the balance sheets for our consolidated VIEs as of September 27, 2009 and December 28, 2008:

	September 27, 2009			December 28, 2008
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$3,068	$1,931	$4,999	$—	$70	$70
Accounts receivable - Papa John’s	1,400	—	1,400	4,687	—	4,687
Other current assets	3,306	690	3,996	1,089	55	1,144
Net property and equipment	—	6,595	6,595	—	4,314	4,314
Goodwill	—	1,409	1,409	—	4,556	4,556
Deferred income taxes	7,713	—	7,713	15,057	—	15,057
Other noncurrent assets	—	9	9	—	—	—
Total assets	$15,487	$10,634	$26,121	$20,833	$8,995	$29,828

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$2,363	$1,255	$3,618	$5,391	$381	$5,772
Short-term debt - third party	875	—	875	7,075	—	7,075
Short-term debt - Papa John’s	26,339	7,842	34,181	35,743	7,991	43,734
Total liabilities	29,577	9,097	38,674	48,209	8,372	56,581
Stockholders’ equity (deficit)	(14,090)	1,537	(12,553)	(27,376)	623	(26,753)
Total liabilities and stockholders’ equity (deficit)	$15,487	$10,634	$26,121	$20,833	$8,995	$29,828

5.              Debt

Our debt is comprised of the following (in thousands):

	September 27,	December 28,
	2009	2008

Revolving line of credit	$99,000	$123,500
Debt associated with VIEs *	875	7,075
Other	58	79
Total debt	99,933	130,654
Less: current portion of debt	(875)	(7,075)
Long-term debt	$99,058	$123,579

*Papa John’s is the guarantor of BIBP’s outstanding debt.

In January 2006, we executed a five-year, unsecured revolving credit facility (“Credit Facility”) totaling $175.0 million. Under the Credit Facility, outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option.  The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The remaining availability under our line of credit, reduced for certain outstanding letters of credit, approximated $58.0 million and $31.1 million as of September 27, 2009 and December 28, 2008, respectively. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At September 27, 2009 and December 28, 2008, we were in compliance with these covenants.

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

The following tables provide information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

Fair Values of Derivative Instruments

	Liability Derivatives
	Balance Sheet Location	Fair Value Sept. 27, 2009	Fair Value Dec. 28, 2008

Derivatives designated as hedging instruments:

Interest rate swaps	Other long-term liabilities	$4,773	$6,173

There were no derivatives that were not designated as hedging instruments under the provisions of the ASC topic, Derivatives and Hedging.

Effect of Derivative Instruments on the Consolidated Financial Statements

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)*
	Sept. 27, 2009	Sept. 28, 2008		Sept. 27, 2009	Sept. 28, 2008		Sept. 27, 2009	Sept. 28, 2008

Interest rate swaps:			Interest expense:			Interest expense:
Quarter to date	$348	$87	Quarter to date	$(1,030)	$(586)	Quarter to date	$(40)	$—
Year to date	$921	$(142)	Year to date	$(2,996)	$(1,428)	Year to date	$(40)	$—

*A portion of our second interest rate swap became over-hedged during the third quarter of 2009 since the outstanding debt balance associated with this swap was $49 million (floating rate debt of the swap is $50 million).

The weighted average interest rates for our Credit Facility, including the impact of the previously mentioned swap agreements, were 4.98% and 4.74% for the three months ended September 27, 2009 and September 28, 2008, respectively, and 4.75% and 5.04% for the nine months ended September 27, 2009 and September 28, 2008, respectively. Interest paid, including payments made or received under the swaps, was $1.3 million and $4.1 million for the three and nine months ended September 27, 2009, respectively, compared to $1.9 million and $5.4 million for the three and nine months ended September 28, 2008, respectively. As of September 27, 2009, the portion of the $4.8 million interest rate swap liability that would be reclassified into earnings during the next 12 months as interest expense approximates $3.6 million.

6.  Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share — assuming dilution are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Basic earnings per common share:
Net income, net of noncontrolling interests	$11,739	$7,747	$43,755	$24,020
Weighted average shares outstanding	27,919	27,787	27,783	28,286
Basic earnings per common share	$0.42	$0.28	$1.57	$0.85

Earnings per common share - assuming dilution:
Net income, net of noncontrolling interests	$11,739	$7,747	$43,755	$24,020

Weighted average shares outstanding	27,919	27,787	27,783	28,286
Dilutive effect of outstanding stock compensation awards	92	197	169	192
Diluted weighted average shares outstanding	28,011	27,984	27,952	28,478
Earnings per common share - assuming dilution	$0.42	$0.28	$1.57	$0.84

Shares subject to options to purchase common stock with an exercise price greater than the average market price of our common stock for the three and nine months ended September 27, 2009 were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive.  The weighted average number of shares subject to the antidilutive options were 1.4 million and 1.0 million for the three- and nine-month periods ending September 27, 2009 and September 28, 2008, respectively.

7.  Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Net income, including noncontrolling interests	$12,636	$7,965	$46,669	$25,441
Change in valuation of interest rate swap agreements, net of tax	348	87	921	(142)
Foreign currency translation	(956)	(387)	1,304	(254)
Comprehensive income	$12,028	$7,665	$48,894	$25,045

8.  Notes Receivable

Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the acquisition, construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. In addition, as part of the 2006 sale of our former Perfect Pizza operations, we have a loan outstanding from the purchaser. Loans outstanding, net of allowance for doubtful accounts, were approximately $11.2 million as of September 27, 2009 and $7.6 million as of December 28, 2008.

We have recorded reserves of $7.3 million and $5.4 million as of September 27, 2009 and December 28, 2008, respectively, for potentially uncollectible notes receivable from franchisees and the purchaser of the Perfect Pizza operations. We concluded the reserves were necessary due to certain franchisees’ economic performance and underlying collateral value and credit risk related to the Perfect Pizza operations.

In connection with the 2006 sale of our former Perfect Pizza operations, we remain contingently liable for payment under approximately 70 lease arrangements, primarily associated with Perfect Pizza restaurant sites for which the Perfect Pizza franchisor is primarily liable. The leases have varying terms, the latest of which expires in 2017. The potential amount of undiscounted payments we could be required to make in the event of non-payment by Perfect Pizza and associated franchisees is approximately $6.2 million. We have not recorded a liability with respect to such leases as of September 27, 2009, as our cross-default provisions with the Perfect Pizza franchisor substantially reduce the risk that we will be required to make payments under these leases at the present time.

9.  Segment Information

We have defined six reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations, variable interest entities (“VIEs”) and “all other” business units.

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

Our segment information is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Revenues from external customers:
Domestic Company-owned restaurants	$122,023	$130,662	$378,694	$403,332
Domestic commissaries	93,625	108,804	302,985	321,172
Domestic franchising	15,172	14,572	45,503	45,943
International	10,821	10,333	30,424	28,779
Variable interest entities (1)	10,356	2,014	27,250	6,293
All others	11,949	13,643	40,699	46,922
Total revenues from external customers	$263,946	$280,028	$825,555	$852,441

Intersegment revenues:
Domestic commissaries	$38,642	$36,443	$108,869	$108,519
Domestic franchising	480	463	1,494	1,407
International	280	324	790	932
Variable interest entities (1)	35,483	45,057	106,483	125,290
All others	2,878	3,906	8,661	12,042
Total intersegment revenues	$77,763	$86,193	$226,297	$248,190

Income (loss) before income taxes:
Domestic Company-owned restaurants	$7,439	$(1,067)	$27,982	$13,888
Domestic commissaries	5,767	6,142	22,635	22,199
Domestic franchising	13,127	12,599	39,633	40,166
International	(904)	(1,193)	(2,528)	(4,452)
Variable interest entities (2)	5,104	2,826	20,983	(11,427)
All others	(103)	1,039	911	5,557
Unallocated corporate expenses	(11,991)	(8,523)	(38,689)	(26,886)
Elimination of intersegment profits	(50)	(51)	(166)	(283)
Total income before income taxes	$18,389	$11,772	$70,761	$38,762
Income attributable to noncontrolling interests	(897)	(218)	(2,914)	(1,421)
Total income before income taxes, net of noncontrolling interests	$17,492	$11,554	$67,847	$37,341

Property and equipment:
Domestic Company-owned restaurants	$156,403
Domestic commissaries	81,357
International	13,760
Variable interest entities	10,116
All others	23,337
Unallocated corporate assets	121,415
Accumulated depreciation and amortization	(215,975)
Net property and equipment	$190,413

(1)

The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities are attributable to BIBP.

(2)	Represents BIBP’s operating income (loss), net of minority interest income for each year, if any.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At September 27, 2009, there were 3,458 Papa John’s restaurants (613 Company-owned and 2,845 franchised) operating in all 50 states and in 29 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas and make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations:

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

At September 27, 2009, we had a net investment of approximately $21.1 million associated with our United Kingdom subsidiary (PJUK). During the fourth quarter of 2008, we recorded a goodwill impairment charge of $2.3 million associated with our PJUK operations. We have developed plans for PJUK to continue to improve its operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans. If our initiatives with PJUK are not successful, future impairment charges could occur. Additionally, if financial performance were to deteriorate in certain less profitable domestic markets, future impairment charges could occur.

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

Deferred Income Tax Assets and Tax Reserves

Papa John’s is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining Papa John’s provision for income taxes and the related assets and liabilities. Income taxes are accounted for under the Income Taxes topic of the Accounting Standards Codification (“ASC”). The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes.  As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize.

As of September 27, 2009, we had a net deferred income tax asset balance of $18.5 million, of which approximately $7.7 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures based on the requirements of the Income Taxes topic of the ASC. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.

Consolidation of BIBP Commodities, Inc. as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. As required by the Consolidation topic of the ASC, we consolidate the financial results of BIBP since we qualify as the primary beneficiary, as defined, of BIBP. We recognized pre-tax income of $5.1 million and $21.0 million for the three and nine months ended September 27, 2009 and pre-tax income of $2.8 million for the three months ended September 28, 2008 and a pre-tax loss of $11.4 million for the nine months ended September 28, 2008 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

The Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board’s (FASB) ASC requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The new guidance required a phased-in approach: (1) phase one was effective for financial assets and liabilities in our first quarter of fiscal 2008 and (2) phase two was effective for our first quarter of fiscal 2009. The new provisions did not have a significant impact on our 2008 and 2009 financial statements.

Business Combinations

The Business Combinations topic of the ASC establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. The latest guidance in the Business Combinations topic of the ASC applies to business combinations for which the acquisition date is on or after December 15, 2008. The adoption of the new guidance had no impact on our 2009 consolidated financial statements.

Consolidation

The Consolidation topic of the ASC requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The Consolidation topic further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. Additionally, sufficient disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. The presentation and disclosure requirements were applied retrospectively for all periods presented, and thus, the prior year financial statements have been modified to incorporate the new requirements.

We have joint venture arrangements with Colonel’s Limited, LLC (51 restaurants) and Star Papa, LP (75 restaurants). The minority interest holders own 30% and 49% of Colonel’s Limited and Star Papa, respectively.

Derivatives and Hedging

In the first quarter of 2009, Papa John’s adopted the latest provisions of the ASC topic, Derivatives and Hedging. The guidance enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. See Note 5 for additional information.

Subsequent Events

The Subsequent Events topic of the ASC requires public companies to evaluate subsequent events through the date the financial statements are issued. Accordingly, we evaluated for subsequent events occurring after September 27, 2009 (our financial statement date) through November 3, 2009 (the date this report was filed). We determined no subsequent events disclosures were required.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 has been deemed authoritative literature even though the provisions of this standard have not yet been integrated into the ASC.

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

Restaurant Progression

	Three Months Ended		Nine Months Ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	589	652	592	648
Opened	2	—	5	9
Closed	(1)	(3)	(6)	(9)
Acquired from franchisees	—	—	11	1
Sold to franchisees	—	—	(12)	—
End of period	590	649	590	649
International Company-owned:
Beginning of period	23	18	23	14
Opened	—	4	1	9
Closed	—	(1)	(1)	(2)
End of period	23	21	23	21
U.S. franchised:
Beginning of period	2,192	2,117	2,200	2,112
Opened	33	25	58	71
Closed	(13)	(14)	(47)	(54)
Acquired from Company	—	—	12	—
Sold to Company	—	—	(11)	(1)
End of period	2,212	2,128	2,212	2,128
International franchised:
Beginning of period	614	483	565	434
Opened	26	38	88	93
Closed	(7)	(2)	(20)	(8)
End of period	633	519	633	519
Total restaurants - end of period	3,458	3,317	3,458	3,317

Note:  U.S. Company-owned unit count includes 126 and 127 majority-owned joint venture restaurants as of September 27, 2009 and September 28, 2008, respectively.

Results of Operations

Variable Interest Entities

Our operating results include BIBP’s operating results. The consolidation of BIBP had a significant impact on our operating results for the first nine months of 2009 and for the full year of 2008, and is expected to have a significant impact on our future operating results, including the full year of 2009.

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

In addition, Papa John’s has extended loans to certain franchisees. Papa John’s is deemed to be the primary beneficiary of certain franchisees even though we have no ownership interest in them. We consolidated the financial results of five franchise entities operating a total of 65 restaurants with annual sales approximating $44.0 million for the three and nine months ended September 27, 2009 and three franchise entities operating a total of twelve restaurants with annual sales approximating $8.3 million for the three and nine months ended September 28, 2008.

The following table summarizes the impact of VIEs, prior to the required consolidating eliminations, on our consolidated statements of income for the three and nine months ended September 27, 2009 and September 28, 2008 (in thousands):

	Three Months Ended			Three Months Ended
	September 27, 2009			September 28, 2008
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$10,356	$10,356	$—	$2,014	$2,014
BIBP sales	35,483	—	35,483	45,057	—	45,057
Total revenues	35,483	10,356	45,839	45,057	2,014	47,071

Operating expenses	30,070	8,851	38,921	41,623	1,903	43,526
General and administrative expenses	137	687	824	99	127	226
Other general expenses (income)	—	385	385	—	(35)	(35)
Depreciation and amortization	—	385	385	—	19	19
Total costs and expenses	30,207	10,308	40,515	41,722	2,014	43,736
Operating income	5,276	48	5,324	3,335	—	3,335
Interest expense	(172)	(48)	(220)	(509)	—	(509)
Income before income taxes	$5,104	$—	$5,104	$2,826	$—	$2,826

	Nine Months Ended			Nine Months Ended
	September 27, 2009			September 28, 2008
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$27,250	$27,250	$—	$6,293	$6,293
BIBP sales	106,483	—	106,483	125,290	—	125,290
Total revenues	106,483	27,250	133,733	125,290	6,293	131,583

Operating expenses	84,652	24,131	108,783	135,068	5,997	141,065
General and administrative expenses	187	1,127	1,314	145	291	436
Other general expenses (income)	—	1,020	1,020	—	(44)	(44)
Depreciation and amortization	—	924	924	—	49	49
Total costs and expenses	84,839	27,202	112,041	135,213	6,293	141,506
Operating income (loss)	21,644	48	21,692	(9,923)	—	(9,923)
Interest expense	(661)	(48)	(709)	(1,504)	—	(1,504)
Income (loss) before income taxes	$20,983	$—	$20,983	$(11,427)	$—	$(11,427)

Non-GAAP Measures

Certain components of the financial information we present in this report that exclude the impact of the consolidation of BIBP, are not measures that are defined in accordance with GAAP. These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. We believe the financial information excluding the impact of the consolidation of BIBP is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. We analyze our business performance and trends excluding the impact of the consolidation of BIBP because we believe the results of BIBP are not indicative of our principal operating activities. In addition, annual cash bonuses, and certain long-term incentive programs for various levels of management, are based on financial measures that exclude BIBP. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Summary of Operating Results

Total revenues were $263.9 million for the third quarter of 2009, representing a decrease of $16.1 million, or 5.7%, from revenues of $280.0 million for the comparable period in 2008. For the nine-month period ended September 27, 2009, total revenues were $825.6 million, representing a decrease of $26.9 million, or 3.2%, from revenues of $852.4 million for the comparable period in 2008. The decreases of $16.1 million and $26.9 million in revenues for the three and nine months ended September 27, 2009, respectively, were primarily due to the following:

•                  Domestic Company-owned restaurant revenues decreased $8.6 million or 6.6% and $24.6 million or 6.1% for the three and nine months ended September 27, 2009, respectively, reflecting the sale of 62 lower-performing Company-owned restaurants to franchisees during the fourth quarter of 2008.

•                  Domestic commissary sales decreased $15.2 million and $18.2 million for the three and nine months ended September 27, 2009, respectively, due to decreases in the prices of certain commodities, primarily cheese.

•                  Other sales decreased $1.7 million and $6.2 million for the three and nine months ended September 27, 2009, respectively, primarily due to a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions.

•                  Variable interest entities restaurant sales increased $8.3 million and $21.0 million for the three and nine months ended September 27, 2009, respectively, due to the consolidation of two additional franchise entities during 2009. We extended loans to these two entities in the fourth quarter of 2008 in conjunction with our sale of the Company-owned restaurants.

Our income before income taxes, net of noncontrolling interests, totaled $17.5 million and $67.8 million for the three and nine months ended September 27, 2009, respectively, compared to $11.6 million and $37.3 million for the same periods in 2008, respectively, as summarized in the following table on an operating segment basis (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 27,	Sept. 28,	Increase	Sept. 27,	Sept. 28,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Domestic Company-owned restaurants	$7,439	$(1,067)	$8,506	$27,982	$13,888	$14,094
Domestic commissaries	5,767	6,142	(375)	22,635	22,199	436
Domestic franchising	13,127	12,599	528	39,633	40,166	(533)
International	(904)	(1,193)	289	(2,528)	(4,452)	1,924
All others	(103)	1,039	(1,142)	911	5,557	(4,646)
Unallocated corporate expenses	(11,991)	(8,523)	(3,468)	(38,689)	(26,886)	(11,803)
Elimination of intersegment profits	(50)	(51)	1	(166)	(283)	117
Income before income taxes, excluding variable interest entities	13,285	8,946	4,339	49,778	50,189	(411)
Variable interest entities	5,104	2,826	2,278	20,983	(11,427)	32,410
Total income before income taxes	18,389	11,772	6,617	70,761	38,762	31,999
Income attributable to noncontrolling interests	(897)	(218)	(679)	(2,914)	(1,421)	(1,493)
Total income before income taxes, net of noncontrolling interests	$17,492	$11,554	$5,938	$67,847	$37,341	$30,506

Excluding the impact of the consolidation of BIBP, third-quarter 2009 income before income taxes, net of noncontrolling interests was $12.4 million, or an increase of approximately $3.7 million from 2008 comparable results, and income before income taxes for the nine months ended September 27, 2009 was $46.9 million, or a decrease of approximately $1.9 million from 2008 comparable results. The increase of

$3.7 million and the decrease of $1.9 million, respectively, for the three and nine months ended September 27, 2009 (excluding the consolidation of BIBP) were principally due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income increased $8.5 million and $14.1 million for the three and nine months ended September 27, 2009, respectively, comprised of the following:

	Three Months Ended			Nine Months Ended
	Sept. 27,	Sept. 28,	Increase	Sept. 27,	Sept. 28,	Increase
	2009	2008	(decrease)	2009	2008	(decrease)

Recurring operations	$7,439	$2,861	$4,578	$27,982	$18,959	$9,023
Impairment and disposition losses	—	(3,928)	3,928	—	(5,071)	5,071
Total segment operating income (loss)	$7,439	$(1,067)	$8,506	$27,982	$13,888	$14,094

The increases of $4.6 million and $9.0 million for the three and nine months ended September 27, 2009, respectively, in domestic Company-owned restaurants’ income from recurring operations were primarily due to lower commodity and utility costs and the sale of 62 restaurants in late 2008 that were collectively unprofitable.

Restaurant operating margins on an external basis were 20.7% and 22.4% for the three and nine months ended September 27, 2009, respectively, compared to 16.8% and 18.0% for the comparable 2008 periods. Excluding the impact of the consolidation of BIBP, restaurant operating margins were 19.7% and 21.0% for the three and nine months ended September 27, 2009, respectively, compared to 16.2% and 18.6%, respectively, in the prior comparable periods. In addition to lower commodity and utility costs, restaurant operating margins in the current year were favorably impacted by the sale in late 2008 of the 62 unprofitable restaurants noted above.

The restaurant impairment and disposition losses recorded in the first nine months of 2008 primarily relate to the above-mentioned sale of restaurants.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income decreased approximately $400,000 for the three-month period ended September 27, 2009 and increased approximately $400,000 for the nine-month period ended September 27, 2009, as compared to the corresponding 2008 periods. The decrease for the three-month period was primarily due to approximately $500,000 of costs associated with the planned closing of one of our commissaries. The operating margin improvement for the nine-month period was primarily due to lower fuel costs, which were partially offset by reductions in pricing and the above-noted commissary closing costs. In addition, our commissary operations incurred approximately $800,000 of management transition costs during the first nine months of 2009.

•                  Domestic Franchising Segment. Domestic franchising operating income increased approximately $500,000 to $13.1 million for the three months ended September 27, 2009, from $12.6 million in the prior comparable period and decreased approximately $500,000 to $39.6 million for the nine-month period ended September 27, 2009, from $40.2 million in the prior comparable period. The increase for the three-month period was primarily due to an increase in franchise royalties resulting from a 0.25% increase in the royalty rate effective for the last five weeks of the third quarter (the standard rate increased from 4.25% to 4.50%). The increase in royalties for the nine-month period ended September 27, 2009 was more than offset by lower franchise and development fees due to fewer unit openings and more development incentive programs offered by the Company in 2009. In addition, during 2008 we collected approximately $500,000 in franchise renewal fees associated with the domestic franchise renewal program.

Additionally, during the three- and nine-month periods of 2009, incentive payments were made of $165,000 and $225,000, respectively, to certain franchisees under our 25th Anniversary development incentive program for opening new units in advance of previously scheduled dates.

•                  International Segment. The international segment reported operating losses of $900,000 and $2.5 million for the three and nine months ended September 27, 2009, respectively, compared to losses of $1.2 million and $4.5 million in the same periods in 2008. The improvement in the operating results reflects leverage on the international organizational structure from increased revenues due to growth in number of units and unit volumes. The rate of year-over-year improvement declined in the third quarter due to slowing sales and unit growth in response to general worldwide economic conditions.

•                  All Others Segment. Operating income for the “All others” reporting segment decreased approximately $1.1 million and $4.6 million for the three and nine months ended September 27, 2009, respectively, as compared to the corresponding 2008 periods. The decreases occurred primarily in our online ordering system business ($800,000 and $2.7 million decline from 2008 in operating income for the three- and nine-month periods, respectively), and our print and promotions subsidiary, Preferred Marketing Solutions ($400,000 and $1.6 million decline from 2008 operating income for the three- and nine-month periods, respectively). The decline in the online ordering system business reflected a reduction in the online fee percentage in accordance with our previously disclosed agreement with the domestic franchise system to operate the online business at a break-even level beginning in 2009. The decline in profitability in the print and promotions business was due to lower sales in 2009, as compared to 2008, reflecting the deterioration of the U.S. economic environment.

•                 Unallocated Corporate Segment. Unallocated corporate expenses increased approximately $3.5 million and $11.8 million for the three and nine months ended September 27, 2009, respectively, as compared to the same periods in 2008. The components of the unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 27,	Sept. 28,	Increase	Sept. 27,	Sept. 28,	Increase
	2009	2008	(decrease)	2009	2008	(decrease)

General and administrative (a)	$8,012	$5,150	$2,862	$22,704	$17,346	$5,358
Net interest	1,070	1,286	(216)	3,186	3,644	(458)
Depreciation	2,206	2,016	190	6,451	5,753	698
Franchise support initiatives (b)	946	75	871	5,361	225	5,136
Provision (credit) for uncollectible accounts and notes receivable	(152)	226	(378)	1,360	591	769
Other income	(91)	(230)	139	(373)	(673)	300
Total unallocated corporate expenses	$11,991	$8,523	$3,468	$38,689	$26,886	$11,803

(a)         The increases in unallocated general and administrative expenses for the three- and nine-month periods ended September 27, 2009, were due to the following factors:

	Three Months Ended			Nine Months Ended
	Sept. 27,	Sept. 28,	Increase	Sept. 27,	Sept. 28,	Increase
	2009	2008	(decrease)	2009	2008	(decrease)

Severance and other management transition costs	$974	$—	$974	$1,607	$422	$1,185
Short- and long-term incentive compensation	3,717	1,893	1,824	9,583	7,959	1,624
Litigation settlement	—	—	—	1,065	—	1,065
Consulting and other professional fees	265	45	220	995	168	827
Other, net	3,056	3,212	(156)	9,454	8,797	657
Total unallocated general and administrative expenses	$8,012	$5,150	$2,862	$22,704	$17,346	$5,358

In addition to routine management transition costs, the Company implemented a reduction-in-force during the third quarter of 2009 in which 35 positions were eliminated, mostly in corporate support areas. Severance and related costs associated with this reduction-in-force were approximately $900,000, and this action is expected to reduce future general and administrative costs by approximately $2.6 million annually.

(b)         Franchise support initiatives primarily consist of discretionary contributions to the national marketing fund and other local advertising cooperatives.

Diluted earnings per share were $0.42 (including a $0.12 per share gain from the consolidation of BIBP) in the third quarter of 2009, compared to $0.28 (including a $0.07 per share gain from the consolidation of BIBP) in the third quarter of 2008. For the nine months ended September 27, 2009, diluted earnings per share were $1.57 (including a $0.48 per share gain from the consolidation of BIBP), compared to $0.84 per share (including a $0.27 per share loss from the consolidation of BIBP) for the comparable period in 2008. Share repurchase activity had a $0.01 and $0.03 impact on earnings per diluted share for the three and nine months ended September 27, 2009, respectively (zero impact and $0.02 impact excluding BIBP for the three- and nine-month periods.)

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $122.0 million for the three months ended September 27, 2009, compared to $130.7 million for the same period in 2008, and $378.7 million for the nine months ended September 27, 2009, compared to $403.3 million for the same period in 2008. The decreases for the three- and nine-month periods of 2009 were primarily due to the sale of 62 Company-owned restaurants to franchisees during the fourth quarter of 2008.  Comparable sales decreased 0.6% and 0.2%, respectively, for the three and nine months ended September 27, 2009. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans. Revenues from these restaurants totaled $10.4 million and $27.3 million for the three and nine months ended September 27, 2009, as compared to $2.0 million and $6.3 million for the corresponding periods in 2008. During the first quarter of 2009, we began consolidating the financial results of two additional franchise entities. We extended loans to these two entities in the fourth quarter of 2008 in connection with our sale of Company-owned restaurants.

Domestic franchise sales increased 3.7% to $381.1 million and increased 4.1% to $1.168 billion, for the three and nine months ended September 27, 2009, respectively, from $367.6 million and $1.122 billion for the same periods in 2008, primarily resulting from increases of 3.6% and 3.7%, respectively, in equivalent units due to the franchise entities’ purchase of 62 restaurants from the Company during the fourth quarter of 2008 and increases in comparable sales of 0.2% for both the three and nine months ended September 27, 2009. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.  Domestic franchise royalties were $15.0 million and $45.1 million for the three and nine months ended September 27, 2009, respectively, representing increases of 4.5% and 1.1% from prior comparable periods. As previously mentioned, the standard royalty rate increased 0.25% (from 4.25% to 4.50%) for the last five weeks of the third quarter of 2009.

Average weekly sales for comparable units include restaurants that were open throughout the periods presented below. The comparable sales base for Company-owned and franchised restaurants, respectively, includes restaurants acquired by the Company or divested to franchisees, as the case may be, during the previous twelve months. Average weekly sales for non-comparable units include restaurants that were not open throughout the periods presented below and non-traditional sites such as Six Flags theme parks and Live Nation concert amphitheaters. Average weekly sales for non-traditional units not subject to continuous operation are calculated based upon actual days open.

The comparable sales base and average weekly sales for 2009 and 2008 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	September 27, 2009		September 28, 2008
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	590	2,212	649	2,128
Equivalent units	586	2,142	647	2,068
Comparable sales base units	573	2,029	626	1,921
Comparable sales base percentage	97.8%	94.7%	96.8%	92.9%
Average weekly sales - comparable units	$16,075	$13,490	$15,680	$13,536
Average weekly sales - traditional non-comparable units	$16,014	$11,674	$11,169	$10,437
Average weekly sales - non-traditional non-comparable units	$8,774	$26,637	$10,064	$34,213
Average weekly sales - total non-comparable units	$13,971	$17,211	$10,963	$15,511
Average weekly sales - all units	$16,030	$13,686	$15,524	$13,676

	Nine Months Ended
	September 27, 2009		September 28, 2008
	Company	Franchise	Company	Franchise

Total domestic units (end of period)	590	2,212	649	2,128
Equivalent units	585	2,137	646	2,061
Comparable sales base units	568	2,024	620	1,917
Comparable sales base percentage	97.1%	94.7%	96.0%	93.0%
Average weekly sales - comparable units	$16,660	$13,971	$16,203	$13,993
Average weekly sales - traditional non-comparable units	$16,216	$11,403	$12,087	$10,767
Average weekly sales - non-traditional non-comparable units	$7,205	$23,296	$7,975	$28,816
Average weekly sales - total non-comparable units	$14,260	$14,735	$11,461	$13,557
Average weekly sales - all units	$16,590	$14,012	$16,008	$13,963

Domestic franchise and development fees were approximately $100,000 and $500,000 for the three and nine months ended September 27, 2009, or decreases of $50,000 and $900,000, respectively, from the comparable periods in 2008. The first quarter of 2008 included approximately $500,000 in fees associated with the completion of the franchise renewal program. The remaining decreases were due to fewer domestic franchise unit openings during 2009 and lower average opening fees due to various incentive programs in place during the current year.

Domestic commissary sales decreased 14.0% to $93.6 million for the three months ended September 27, 2009 from $108.8 million in the comparable 2008 period and decreased 5.7% to $303.0 million for the nine months ended September 27, 2009, from $321.2 million for the comparable 2008 period, reflecting decreases in the prices of certain commodities, primarily cheese. Our commissaries charge a fixed dollar mark-up on the cost of cheese, and cheese cost is based upon an adjusted 40 lb. cheddar block price, which decreased from $2.04 per pound in the third quarter of 2008 to $1.48 per pound in the third quarter of 2009, or a 27% decrease, and decreased from $1.80 per pound for the first nine months of 2008 to $1.53 per pound for the first nine months of 2009, or a 15% decrease. See Item 3. for more details regarding cheese costs.

Other sales decreased to $11.9 million for the three months ended September 27, 2009, from $13.6 million in the prior comparable period and decreased to $40.7 million for the nine months ended September 27, 2009, from $46.9 million in the prior comparable period. These declines were due to decreases in revenues from our online ordering system business unit, reflecting a reduction in the online fee percentage in accordance with our previously disclosed agreement with the domestic franchise system to operate the online business at a break-even level beginning in 2009, and decreases in sales at our print and promotions business reflecting the deterioration of the U.S. economic environment.

International revenues were $10.8 million and $30.4 million for the three and nine months ended September 27, 2009, respectively, compared to $10.3 million and $28.8 million for the comparable periods in 2008, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the past year. The rate of year-over-year improvement declined in the third quarter due to slowing sales and unit growth in response to general worldwide economic conditions. Our PJUK operations, denominated in British Pounds Sterling and converted to U.S. dollars, represent approximately 50% of international revenues during the nine-month period in 2009, compared to 57% during the nine-month period in 2008.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 20.7% and 22.4% for the three and nine months ended September 27, 2009, respectively, compared to 16.8% and 18.0% for the same periods in 2008. Excluding the impact of consolidating BIBP, restaurant operating margin increased 3.5% to 19.7% in the third quarter of 2009 from 16.2% in the same quarter of the prior year, and increased 2.4% to 21.0% for the nine months ended September 27, 2009 from 18.6% in the corresponding period of 2008, consisting of the following differences:

•                  Cost of sales were 2.7% and 1.4% lower (excluding the consolidation of BIBP) for the three and nine months ended September 27, 2009, as compared to the same periods of 2008, primarily due to lower commodity costs.

•                  Salaries and benefits were 0.5% and 0.8% lower as a percentage of sales for the three and nine months ended September 27, 2009, respectively, compared to the 2008 corresponding periods, primarily due to the divestiture in late 2008 of 62 restaurants that had a higher labor cost as a percentage of sales.

•                  Advertising and related costs as a percentage of sales were relatively consistent with the 2008 periods.

•                  Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.2% lower for the three months ended September 27, 2009 and were relatively consistent on a year-to-date basis. The decrease in costs for the three-month period was primarily due to lower utility costs.

Domestic commissary and other margin was 7.2% and 9.1% for the three and nine months ended September 27, 2009, respectively, compared to 7.7% and 9.1% for the same periods in 2008. Cost of sales was 73.7% for both the three and nine months ended September 27, 2009, compared to 75.0% and 73.9% for the three- and nine-month periods in 2008, respectively. Salaries and benefits were $8.6 million and $26.1 million for the three and nine months ended September 27, 2009, respectively, compared to $8.7 million and $26.8 million in the prior year periods. Other operating expenses decreased approximately $900,000 and $2.9 million for the three and nine months ended September 27, 2009, as compared to the prior comparable periods, reflecting decreases in distribution costs from lower fuel prices. The favorable impact that a lower cheese cost would be expected to have on gross margin percent (given a fixed dollar mark-up per pound) was offset by additional margin reductions on non-cheese products at the commissary during the year, with a disproportionate impact on third quarter.

We recorded pre-tax income from the franchise cheese-purchasing program, net of minority interest, of $4.2 million and $16.7 million for the three and nine months ended September 27, 2009, compared to pre-tax income of $2.6 million for the three months ended September 28, 2008 and a pre-tax loss of $7.3 million for the nine months ended September 28, 2008. These results only represent the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was income of approximately $5.1 million and $21.0 million for the three and nine months ended September 27, 2009, compared to income of approximately $2.8 million in the third quarter of 2008 and a loss of $11.4 million for the nine-month period of 2008.

General and administrative expenses were $30.0 million or 11.4% of revenues for the three months ended September 27, 2009, compared to $26.2 million or 9.3% of revenues in the same period of 2008, and $87.8 million or 10.6% of revenues, for the nine months ended September 27, 2009, compared to $80.6 million, or 9.5% of revenues, for the same period in 2008. The increases are primarily due to the items noted as comprising the increases in unallocated general and administrative expenses for the Unallocated Corporate Segment in the Summary of Operating Results section.

Other general expenses reflected net expense of $2.2 million and $10.3 million for the three and nine months ended September 27, 2009, respectively, compared to $4.7 million and $7.4 million for the comparable periods in 2008 as detailed below (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 27,	Sept. 28,	Increase	Sept. 27,	Sept. 28,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Restaurant impairment and disposition losses	$—	$3,928	$(3,928)	$—	$5,071	$(5,071)
Disposition and valuation-related costs	201	367	(166)	1,009	1,010	(1)
Provision (credit) for uncollectible accounts and notes receivable	(197)	269	(466)	1,431	758	673
Pre-opening costs	33	58	(25)	66	127	(61)
Franchise support initiatives (a)	1,096	104	992	5,741	592	5,149
25th Anniversary incentives	165	—	165	225	—	225
Commissary closing costs	519	—	519	519	—	519
Other (b)	397	(53)	450	1,273	(133)	1,406
Total other general expenses	$2,214	$4,673	$(2,459)	$10,264	$7,425	$2,839

(a)         Primarily consists of discretionary contributions to the national marketing fund and other local advertising cooperatives.

(b)         The increase is primarily due to the consolidation of two additional VIE franchise entities in 2009.

Depreciation and amortization was $8.1 million (3.1% of revenues) and $24.3 million (2.9% of revenues) for the three and nine months ended September 27, 2009, respectively, compared to $8.6 million (3.1% of revenues) and $25.0 million (2.9% of revenues) for comparable periods in 2008, respectively. The dollar decrease is primarily due to the sale of 62 Company-owned restaurants to franchisees during the fourth quarter of 2008.

Net interest. Net interest expense was $1.3 million for the three months ended September 27, 2009 as compared to $1.7 million in 2008 and $3.9 million for the nine months ended September 27, 2009, compared to $5.0 million for the comparable period in 2008. The decrease in net interest expense reflects the decrease in our average outstanding debt balance and lower interest rates.

Income Tax Expense.  Our effective income tax rates were 31.3% and 34.0%, respectively, for the three and nine months ended September 27, 2009 (29.3% and 32.9%, respectively, for the three- and nine-month periods, excluding BIBP) compared to 32.3% and 34.4%, respectively, for the three- and nine-month periods in the corresponding 2008 periods (31.5% and 34.5%, respectively, for the three- and nine-month periods, excluding BIBP). During the third quarter of 2008, the Company recorded reductions in its customary income tax expense of $500,000 (none of significance in 2009) due to the finalization of certain income tax issues. The primary reason for the lower effective rate in 2009 is the impact of the nontaxable funding mechanism for the non-qualified deferred compensation plan during the third quarter, which is not expected to impact future quarters in any consistent, similar manner.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	September 27,	December 28,
	2009	2008

Revolving line of credit	$99,000	$123,500
Debt associated with VIEs *	875	7,075
Other	58	79
Total debt	99,933	130,654
Less: current portion of debt	(875)	(7,075)
Long-term debt	$99,058	$123,579

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

During the first nine months of 2009, we repaid $24.5 million on our line of credit. We expect our outstanding line of credit balance to approximate $99.0 million for the remainder of 2009 and into 2010, as any excess cash flow will be used to increase our cash and cash equivalents.

Cash flow from operating activities was $82.4 million in the first nine months of 2009 compared to $47.6 million for the same period in 2008. The consolidation of BIBP increased cash flow from operations by approximately $21.0 million in the first nine months of 2009 and decreased cash flow from operations by approximately $11.4 million in the first nine months of 2008 (as reflected in the income from operations and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of the consolidation of BIBP, cash flow from operating activities was $61.4 million for the first nine months of 2009 and $59.0 million for the first nine months of 2008. The $2.4 million increase, excluding the consolidation of BIBP, was primarily due to an improvement in working capital, including accounts receivable and income taxes.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. In addition, we have a common stock repurchase program. During the nine months ended September 27, 2009, common stock repurchases of $5.0 million and capital expenditures of $21.0 million were funded primarily by cash flow from operations and from available cash and cash equivalents.

In 2008, our Board of Directors authorized the repurchase of an additional $100.0 million of our common stock through the end of 2009. During the nine months ended September 27, 2009, we repurchased approximately 275,000 shares of our common stock at an average price of $18.05 per share, or a total of $5.0 million (there were no repurchases in the third quarter of 2009). As of October 28, 2009, approximately $57.3 million remains available for repurchase of common stock under this authorization.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock for the remainder of 2009 from operating cash flows and the $58.0 million remaining availability under our line of credit, reduced for certain outstanding letters of credit.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other Company communications constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such statements may relate to projections concerning revenue, earnings, unit growth and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements.

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability of the Company to pass along such increases in or sustained high costs to franchisees or consumers; the Company is contingently liable for the payment of certain lease arrangements, approximating $6.2 million, involving our former Perfect Pizza operations that were sold in March 2006; the impact of legal claims and current proposed legislation impacting our business; and increased risks associated with our international operations. These and other risk factors as discussed in detail in “Part I. Item 1A. — Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 28, 2008, and “Part II, Item 1A. — Risk Factors” of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2009, could materially affect the Company’s business, financial condition or operating results. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at September 27, 2009 was principally comprised of a $99.0 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels, or based on other bank-developed rates at our option.

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

The effective interest rate on the line of credit, net of the two interest rate swap agreements, was 4.99% as of September 27, 2009. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of September 27, 2009, net of the interest rate swap agreements based on present interest rates, would have no impact on interest expense.

We do not enter into financial instruments to manage foreign currency exchange rates since less than 4% of our total revenues are derived from sales to customers and royalties outside the contiguous United States.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. As previously discussed in Results of Operations and Critical Accounting Policies and Estimates, we have a purchasing arrangement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. The BIBP formula used to establish the price of cheese charged to restaurants was modified effective in March 2009. Under the modified formula, the BIBP price is adjusted monthly and the amount of mark-up depends on projected spot market prices. Under the modified price formula, we anticipate BIBP will substantially repay its cumulative deficit by the end of 2011.

As required by FIN 46, Papa John’s consolidates the operating results of BIBP. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our operating results for the first nine months of 2009 and 2008 and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants.

The following table presents the actual average block price for cheese and the BIBP block price by quarter as projected through the third quarter of 2010 (based on the October 28, 2009 Chicago Mercantile Exchange (CME) milk futures market prices) and the actual prices in 2009 and 2008 to date:

	2010				2009				2008
	BIBP		Actual		BIBP		Actual		BIBP	Actual
	Block Price		Block Price		Block Price		Block Price		Block Price	Block Price

Quarter 1	$1.674	*	$1.559	*	$1.621		$1.184		$1.608	$1.904
Quarter 2	1.696	*	1.596	*	1.479		1.178		1.754	1.996
Quarter 3	1.737	*	1.637	*	1.478		1.240		2.042	1.859
Quarter 4	N/A		N/A		1.618	*	1.476	*	1.831	1.748
Full Year	N/A		N/A		$1.549	*	$1.270	*	$1.809	$1.877

*Amounts are estimates based on futures prices.

N/A - not available

The following table presents the 2008 impact by quarter on our pre-tax income due to consolidating BIBP’s income (loss) (in thousands):

Actual
2008
Quarter 1	$(7,951)
Quarter 2	(6,302)
Quarter 3	2,826
Quarter 4	887
Full Year	$(10,540)

Additionally, based on the CME milk futures market prices as of October 28, 2009, and the projected cheese costs to restaurants as determined by the BIBP pricing formula for the next four quarters, the consolidation of BIBP is projected to increase our pre-tax income as follows (in thousands):

Quarter 1 - 2009	$9,025
Quarter 2 - 2009	6,854
Quarter 3 - 2009	5,104
Quarter 4 - 2009	3,148	*
Full Year - 2009	$24,131	*

Quarter 1 - 2010	$2,631	*
Quarter 2 - 2010	$2,356	*
Quarter 3 - 2010	$2,310	*

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors authorized the repurchase of up to $775.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2009. Through September 27, 2009, a total of 42.5 million shares with an aggregate cost of $717.7 million and an average price of $16.90 per share have been repurchased under this program. The following table summarizes our repurchases by fiscal period during the first nine months of 2009 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total		Average	of Shares Purchased	Value of Shares
	Number		Price	as Part of	that May Yet Be
	of Shares		Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased		Share	Plans or Programs	Plans or Programs

12/29/2008 - 01/25/2009	138		$17.63	42,327	$59,842
01/26/2009 - 02/22/2009	127		$18.37	42,454	$57,515
02/23/2009 - 03/29/2009	10		$19.71	42,464	$57,316
03/30/2009 - 04/26/2009	—	*	—	42,464	$57,316
04/27/2009 - 05/24/2009	—	*	—	42,464	$57,316
05/25/2009 - 06/28/2009	—	*	—	42,464	$57,316
06/29/2009 - 07/26/2009	—	*	—	42,464	$57,316
07/27/2009 - 08/23/2009	—	*	—	42,464	$57,316
08/24/2009 - 09/27/2009	—	*	—	42,464	$57,316

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

10.1

Agreement and Release by and between Julie Larner and PJ Food Service, Inc. and Papa John’s International, Inc. dated July 6, 2009. Exhibit 10.1 to our report on Form 8-K/A dated July 10, 2009 is incorporated herein by reference.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 27, 2009, filed on November 3, 2009, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 3, 2009	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer