Form 10-K
period 2009-12-27
PAPA JOHNS INTERNATIONAL INC
filed 2010-02-23
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 28, 2009, was approximately $540,875,044.

As of February 16, 2010, there were 27,174,710 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2010.

PART I

Item 1.  Business

General

Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and restaurant-based delivery restaurants under the trademark “Papa John’s”. The first Company-owned Papa John’s restaurant opened in 1985 and the first franchised restaurant opened in 1986. At December 27, 2009, there were 3,469 Papa John’s restaurants in operation, consisting of 614 Company-owned and 2,855 franchised restaurants operating domestically in all 50 states, the District of Columbia and Puerto Rico and in 29 countries.

Papa John’s has defined six reportable segments: domestic restaurants, domestic commissaries (Quality Control Centers), domestic franchising, international operations, variable interest entities and “all other” business units. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 20” of “Notes to Consolidated Financial Statements” for financial information about these segments for the fiscal years ended December 27, 2009, December 28, 2008 and December 30, 2007.

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

In addition to our fresh dough traditional crust pizza, we offer a thin crust pizza, which is a par-baked product produced by a third-party vendor. Our traditional crust pizza offers a container of our special garlic sauce and a pepperoncini pepper. Each thin crust pizza is served with a packet of special seasonings and a pepperoncini pepper.

We continue to test new product offerings both domestically and internationally.  The new products can become a part of the permanent menu if they meet certain established guidelines.

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

Marketing. Our marketing strategy consists of both national and local components. Our domestic national strategy includes national advertising on television, through print, direct mail and online. Ten national television campaigns aired in 2009.

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

Franchise System. We are committed to maintaining and developing a strong franchise system by attracting experienced operators, supporting them to expand and grow their business and monitoring their compliance with our high standards. We seek to attract franchisees with experience in restaurant or retail operations and with the financial resources and management capability to open single or multiple locations. To ensure consistent food quality, each domestic franchisee is required to purchase dough and tomato sauce from our QC Centers and to purchase all other supplies from our QC Centers or approved suppliers. QC Centers outside the U.S. or in remote areas may be operated by franchisees pursuant to license agreements or by other third parties. We devote significant resources to provide Papa John’s franchisees with assistance in restaurant operations, management training, team member training, marketing, site selection and restaurant design. We also provide significant assistance to licensed international QC Centers in sourcing approved high-quality suppliers located in-country or approved regional suppliers to the extent possible.

International Operations.  As of December 27, 2009, we had 688 Papa John’s restaurants operating in 29 countries, Puerto Rico, Hawaii, and Alaska (Hawaii and Alaska units are included in our international operations for reporting purposes). Substantially all of the Papa John’s international units are franchised operations (we own and operate eight restaurants in the United Kingdom and 18 in Beijing, China). During 2009 and 2008 we opened 100 and 140 international net new units (new unit openings less unit closings), respectively. We plan to continue to grow our international franchise units during the next several years. Our total international development pipeline as of December 27, 2009 included approximately 1,200 restaurants with a substantial majority of the restaurants scheduled to open over the next eight years.

Unit Sales and Investment Costs

In 2009, the 559 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average sales of $869,000. Domestic franchise sales on average are lower than Company-owned restaurants as a higher percentage of our Company-owned restaurants are located in more heavily penetrated markets.

The average cash investment for the five domestic Company-owned restaurants opened during the 2009 fiscal year, exclusive of land, was approximately $240,000 per unit, excluding tenant allowances that we received. We expect the average cash investment for the five domestic Company-owned restaurants expected to open in 2010 to approximate $240,000 per unit. Substantially all domestic restaurants do not offer dine-in areas, which reduces our restaurant capital investment.

Development

A total of 216 Papa John’s restaurants were opened during 2009, consisting of nine Company-owned (five domestic and four international) and 207 franchised restaurants (79 domestic and 128 international), while 127 Papa John’s restaurants closed during 2009, consisting of 9 Company-owned restaurants (eight domestic and one international) and 118 franchised restaurants (87 domestic and 31 international). The 87 domestic franchise closings included the closure of 26 non-traditional event-based units, which had a minimal net financial impact to the Company, in connection with the termination of a sponsorship agreement.

During 2010, we plan to open approximately 140 to 180 worldwide net new units. We expect to open 15 to 20 Company-owned restaurants (five domestic and 10 to 15 international) and 225 to 260 franchised restaurants (95 to 110 domestic and 130 to 150 international). We also expect approximately 100 Papa John’s restaurants to close during 2010, the majority of which are expected to be domestic franchised units. Domestic and international franchised unit expansion is expected to continue with an emphasis on markets in the Americas, the United Kingdom, the Middle East and Asia. We expect our expansion in Asia to include a significant focus in China.

Our Company-owned expansion strategy is to continue to open domestic restaurants in existing markets as appropriate, although most of our Company-owned markets are well penetrated, thereby increasing consumer awareness and enabling us to take advantage of operational and marketing efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants in a particular market results in increased average restaurant sales in that market over time. We have co-developed markets with some franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future, where appropriate.

Of the total 2,781 domestic units open as of December 27, 2009, 588 or 21% were Company-owned (including 127 units owned in joint venture arrangements with franchisees in which the Company has a majority ownership position). The Company expects the percentage of domestic Company-owned units to decrease below 20% over the next few years, because future net openings will be more heavily weighted toward franchise units.

Restaurant Design and Site Selection

Backlit awnings, neon window designs and other visible signage characterize the exterior of most Papa John’s restaurants. A typical inline or endcap domestic Papa John’s restaurant averages 1,100 to 1,500 square feet. Papa John’s restaurants are designed to facilitate a smooth flow of food orders through the restaurant. The layout includes specific areas for order taking, pizza preparation and routing, resulting in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of food products.  The typical interior of a Papa John’s restaurant has a vibrant color scheme, and includes a bright menu board, custom counters and a carryout customer area. The counters are designed to allow customers to watch the team members slap out the dough and put sauce and toppings on pizzas.

Most of our international Papa John’s restaurants are between 900 and 1,400 square feet; however, in order to meet certain local customer preferences, many international restaurants have been opened in larger spaces to accommodate both dine-in and restaurant-based delivery service, typically with 35 to 100 seats. We will utilize dine-in service as part of our international growth strategy based on a country-by-country evaluation of consumer preferences and trends.

We define a “traditional” domestic Papa John’s restaurant as a delivery and carryout unit that services a defined trade area. We consider the location of a traditional restaurant to be important and therefore devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics, target population density and competitive factors.  A member of our development team inspects each potential domestic Company-owned restaurant location and substantially all franchised restaurant locations and the surrounding market before a site is approved. Our restaurants are typically located in strip shopping centers or freestanding buildings that provide visibility, curb appeal and accessibility. Our restaurant design can be configured to fit a wide variety of building shapes and sizes, which increases the number of suitable locations for our restaurants.

“Non-traditional” Papa John’s restaurants do not generally provide delivery to a defined trade area but rather serve a captive customer group on a continuous operation or an event-driven service (e.g., airports, stadiums, entertainment venues, military bases, university food service, etc.). Non-traditional units are designed to fit the unique requirements of the venue.

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

Quality Control (“QC”) Centers; Strategic Supply Chain Management

Our domestic QC Centers, comprised of nine full-service regional production and distribution centers and one distribution-only center, supply pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant. This system enables us to monitor and control product quality and consistency, while lowering food and other costs. Our full-service QC Centers are located in Louisville, Kentucky; Dallas, Texas; Pittsburgh, Pennsylvania; Orlando, Florida; Raleigh, North Carolina; Denver, Colorado; Portland, Oregon; Des Moines, Iowa; and Phoenix, Arizona. We also operate a distribution-only center in Cranbury, NJ. The primary difference between a full-service QC Center and a distribution-only center is that full-service QC Centers produce fresh pizza dough in addition to providing other food and paper products used in our restaurants. The QC Center system capacity is continually evaluated in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant. We consider the current domestic QC Center system capacity sufficient to accommodate domestic restaurant development for the next several years without significant additional capital requirements.

Our subsidiary, Papa John’s UK (“PJUK”) purchases its products from a third-party distribution center. We expect to open and operate a full-service QC Center in the United Kingdom in the first six months of 2010. We own full-service QC Centers in Mexico City, Mexico; Cancun, Mexico and Beijing, China. Other international full-service QC Centers are licensed to franchisees and non-franchisee third parties, and are generally located in the markets where our franchisees have restaurants. We expect future international QC Centers to be licensed to franchisees or non-franchisee third parties; however, we may open Company-owned QC Centers at our discretion. We also have the right to acquire licensed QC Centers from our international licensees in certain circumstances.

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

PJ Food Service, Inc. (“PJFS”), our wholly owned subsidiary that operates our domestic Company-owned QC Centers, has a purchasing arrangement with BIBP Commodities, Inc. (“BIBP”), a third-party entity formed by franchisees for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. Historically, under this arrangement, PJFS purchased cheese from BIBP at a fixed quarterly price based in part on historical average cheese prices. Effective in March 2009, we modified the BIBP formula to establish the price of cheese on a monthly basis at the projected spot market price plus a certain adjustment based on BIBP’s cumulative financial position. Gains and losses incurred by BIBP are passed on to the QC Centers and therefore to Company-owned and franchised restaurants through adjustments to the selling price. Over time, PJFS purchases cheese at a price approximating the actual average market price, but with more short-term predictability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity,” and “Note 3” of “Notes to Consolidated Financial Statements” for additional information concerning BIBP and the purchasing arrangement, and the related financial statement treatment of BIBP’s results.

Marketing Programs

All domestic Company-owned and franchised Papa John’s restaurants within a defined market are required to join an area advertising cooperative (“Co-op”).  Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as radio, television and print advertising. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members (in most cases the contribution rate cannot be below 2.0% without approval from Papa John’s). The restaurant-level and Co-op marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John’s Marketing Fund, Inc., a non-profit corporation (the “Marketing Fund”). The Marketing Fund produces and buys air time for Papa John’s national television commercials, in addition to other brand-building activities, such as consumer research and public relations activities. All domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain minimum percentage of sales to the Marketing Fund. The contribution rate to the Marketing Fund can be increased above the required minimum contribution rate if approved by the governing board of the Marketing Fund up to certain levels and beyond those levels if approved by a supermajority of domestic restaurants. The contribution percentage increased to 2.82% for the last nine months of 2009, from 2.7% effective for the first quarter of 2009 and for years 2008 and 2007. The contribution percentage to the Marketing Fund is currently set to average 2.92% for 2010.

Restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of targeted print materials including direct mail and store-to-door coupons. The local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations.  In markets in which Papa John’s has a significant presence, local marketing efforts are supplemented with local radio and television advertising.

We provide both Company-owned and franchised restaurants with pre-approved print marketing materials and with catalogs for the purchase of uniforms and promotional items. We also provide direct marketing services to Company-owned and franchised restaurants using customer information gathered by our proprietary point-of-sale technology (see “Company Operations — Point of Sale Technology”).

We have developed a system by which domestic Papa John’s restaurant customers in areas we service are able to place orders online at papajohns.com, including the “plan ahead ordering” advance ordering feature and Spanish-language ordering capability. In addition, our customers can order via text messaging and mobile web capabilities. We receive a percentage-based fee from domestic franchisees for online sales, in addition to royalties, designed to cover the cost of this service.

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

Company Operations

Restaurant Personnel.  A typical Papa John’s Company-owned domestic restaurant employs a restaurant manager and approximately 20 to 25 hourly team members, most of whom work part-time. The manager is responsible for the day-to-day operation of the restaurant and maintaining Company-established operating standards. The operating standards and other resources are contained in a comprehensive operations manual supplied to each restaurant. We seek to hire experienced restaurant managers and staff, provide comprehensive training on operations and managerial skills, and motivate and retain personnel by providing opportunities for advancement and performance-based financial incentives.

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

Training and Education. The Operations Support and Training (“OST”) department is responsible for creating the tools and materials for the training and development of team members. With these tools and materials, our field-based trainers train and certify training general managers in all markets. Operations personnel, both corporate and franchise, complete our management training program and ongoing development programs in which instruction is given on all aspects of our systems and operations. The program includes hands-on training at an operating Papa John’s restaurant by a Company-certified training general manager. Our training includes new team member orientation, in-store and delivery training, core management skills training and new product or program implementation. Our ongoing developmental workshops include operating partner training, advanced operator training and senior operator training. We provide on-site training and operating support before, during and after the opening of all Company-owned restaurants and for the first two restaurants per franchise group, with additional support available upon request.

Point of Sale Technology.  Point of sale technology (our proprietary PROFIT SystemTM) is in place in all domestic traditional Papa John’s restaurants. We believe this technology facilitates faster and more accurate order-taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs. We believe the PROFIT System enhances restaurant-level marketing capabilities through the development of a database containing information on customers and their buying habits with respect to our products. Polling capabilities allow us to obtain restaurant operating information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting. The PROFIT System is also closely integrated with our online ordering system in all domestic traditional Papa John’s restaurants, enabling Papa John’s to offer nationwide online ordering to our customers. We have begun the process of evaluating next-generation point of sale technology and expect to begin pilot tests with a selected third party system in a limited number of restaurants in 2010.

Joint Ventures. We operate 127 Company-owned restaurants under two joint venture arrangements. Under the first arrangement, we own 70% of an entity operating 52 Papa John’s restaurants located in Virginia and Maryland. Under the second arrangement, we own 51% of an entity operating 75 Papa John’s restaurants located in Texas. We will continue to evaluate further joint venture arrangements on an individual basis as opportunities arise.

Hours of Operation.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday. Carryout hours are generally more limited for late night security purposes.

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 27, 2009, there were 2,855 franchised Papa John’s restaurants operating in all 50 states, the District of Columbia, Puerto Rico and 29 countries. As of December 27, 2009, we have development agreements with our franchisees for more than 200 additional domestic franchised restaurants, the majority of which are committed to open over the next four years, and agreements for approximately 1,200 additional international franchised restaurants, the substantial majority of which are scheduled to open over the next eight years. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. During 2009, 207 (79 domestic and 128 international) franchised Papa John’s restaurants were opened.

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

Under our current standard domestic development agreement, the franchisee is required to pay, at the time of signing the agreement, a non-refundable fee of $25,000 for the first restaurant and $5,000 for any additional restaurants. The non-refundable fee is credited against the standard $25,000 franchise fee payable to us upon signing the franchise agreement for a specific location. Generally, a franchise agreement is executed when a franchisee secures a location. Our current standard development agreement requires the franchisee to pay a royalty fee of 5% of sales; however, the majority of our franchised restaurants have an effective royalty rate below 5% as negotiated under prior agreements (see below for the current domestic royalty fee).

In 2009, we initiated a 25th Anniversary Development Incentive Program for domestic restaurants that ran from March 3, 2009 through December 27, 2009. The program provided for a waiver of the $25,000 franchise fee, waived royalties for 12 months after the opening date and provided a $10,000 cash incentive paid to franchisees for opening the restaurant on or before the scheduled opening date. Additionally, in December 2009, we announced a 2010 Development Incentive Program, which runs from November 23, 2009 through November 21, 2010 and allows for a waiver of the $25,000 franchise fee, reduced royalties for 12 months (waiver of 2.0% to 5.0% depending on the opening date) and a 24-month no-payment lease on two ovens with the option to purchase the ovens for $50 per oven at the end of the 24-month lease.

Franchise Support Initiatives. During 2009, the Company provided domestic franchise system support initiatives in response to the declining economic and consumer climate. The initiatives included:

•                  Providing cheese cost relief by modifying the cheese pricing formula used by BIBP Commodities, Inc.;

•                  Providing food cost relief by lowering the commissary margin on certain commodities sold by PJFS to the franchise system;

•                  Providing additional system-wide national marketing contributions that amounted to $7.7 million in 2009;

•                  Providing additional system-wide local print marketing contributions and certain system-wide incentives totaling $1.9 million;

•                  Providing targeted royalty relief and local marketing support to assist certain identified franchisees or markets, which amounted to $4.7 million in 2009;

•                  Providing financing on a selected basis to assist new or existing franchisees with the acquisition of troubled franchise restaurants; and

•                  Suspending for the first eight months of 2009 the collection of the 0.25% royalty rate increase that was scheduled for January 2009 (the royalty rate remained at 4.25% of sales until September 2009 at which point the rate was increased to 4.5%).

For 2010, we plan to continue certain domestic franchise support initiatives such as additional contributions to the Marketing Fund and providing targeted royalty relief and local marketing support to assist certain identified franchisees or markets, although our expectation is that the amount of such support initiatives will be reduced from 2009 levels. We also announced that at the beginning of 2010, the domestic royalty rate will be increased to 4.75% of sales for those franchisees whose royalty rate is below the standard 5% due to negotiations under prior agreements. We expect to contribute the value of the 0.25% increase into the Marketing Fund for 2010.

We believe the support program will mitigate potential unit closures and strengthen our brand during this challenging economic environment. In addition to reducing unit closures, other important objectives of the support program include growing market share in a consolidating category and stabilizing transaction levels.

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

Non-traditional Restaurant Development.  We have entered into a limited number of development and franchise agreements for non-traditional restaurants. For example, a total of 17 franchised net units operate in Six Flags theme parks as part of a five-year marketing and partnership agreement. These agreements generally cover venues or areas not originally targeted for traditional unit development and have terms differing from the standard agreement. To date, these agreements have not had a significant, direct impact on our pre-tax earnings.

Franchise Restaurant Development. We provide assistance to Papa John’s franchisees in selecting sites, developing restaurants and evaluating the physical specifications for typical restaurants. Each franchisee is responsible for selecting the location for its restaurants but must obtain our approval of restaurant design and location based on accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic. Our domestic and international franchisees may purchase complete new store equipment packages through an approved third-party supplier.

Franchisee Loans. Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for the purchase of restaurants from us or other franchisees or for use in the construction and development of new restaurants. Loans made to franchisees typically bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or guarantees from the franchisee’s owners. At December 27, 2009, net loans outstanding totaled $8.6 million, which were composed of loans to franchisees and a loan in connection with the 2006 sale of our former Perfect Pizza operations. See “Note 9” of “Notes to Consolidated Financial Statements” for additional information.

We have a commitment to lend up to $40.0 million to BIBP, a franchisee-owned corporation with an outstanding balance of $24.6 million at December 27, 2009. See “Notes 3 and 9” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Insurance Program. Our franchisees have the opportunity to purchase various insurance policies, such as health insurance, non-owned automobile and workers’ compensation, through our wholly-owned insurance agency, Risk Services Corp. (“Risk Services”). A third-party commercial insurance company provides fully-insured coverage to franchisees participating in the franchise insurance program offered by Risk Services. As of December 27, 2009, approximately 49% of domestic franchised restaurants had obtained insurance coverage through Risk Services. See “Note 10” of “Notes to Consolidated Financial Statements” for additional information concerning our wholly-owned captive insurance company, which provided insurance to our franchisees from 2000 through 2004.

Franchise Training and Support. Our domestic field support structure consists of Franchise Business Directors (“FBDs”), each of whom is responsible for serving an average of approximately 100 franchised units. Our FBDs maintain open communication with the franchise community, relaying operating and marketing information and new initiatives between franchisees and us.

Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program and who devotes his or her full business time and efforts to the operation of the franchisee’s restaurants. Each franchised restaurant manager is also required to complete our Company-certified management training program. Domestically, we provide an on-site training team three days before and three days after the opening of a franchisee’s first two restaurants. Internationally, we provide on-site training personnel five days before and five days after the opening of a franchisee’s first two stores. Ongoing supervision of training is monitored by the operations services and training team. Multi-unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved programs in order to train new team members and management candidates for their restaurants. Internationally, training is monitored by our international operations support team, as well as regional vice presidents and international business managers assigned to specific franchisee territories.

Franchise Operations. All franchisees are required to operate their Papa John’s restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

Franchise Advisory Council. We have a Franchise Advisory Council that consists of Company and franchisee representatives of domestic restaurants. The Franchise Advisory Council and subcommittees hold regular meetings to discuss new product and marketing ideas, operations, growth and other relevant issues. Certain franchisees have formed an operators’ exchange group for the purpose of communicating and addressing issues, needs and opportunities among its members and the Company.

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

Industry and Competition

The United States Quick Service Restaurant pizza industry (“QSR Pizza”) is mature and highly competitive with respect to price, service, location, food quality and variety. There are well-established competitors with substantially greater financial and other resources than Papa John’s. Competitors include international, national and regional chains, as well as a large number of local independent pizza operators. Some of our competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and a stronger, more developed brand awareness in markets where we have restaurants. Based on independent third-party information, the QSR Pizza category, which includes dine-in, carry-out and delivery, had sales of approximately $33.4 billion in 2009, of which Papa John’s share was reported at 6.0%, an increase from 5.9% reported for 2008. Within the QSR Pizza category, we believe our primary competitors are the national pizza chains, including Pizza Hut, Domino’s and Little Caesars, as well as several regional chains and “take and bake” concepts. A change in pricing or other marketing strategies of one or more of our competitors could have an adverse impact on our sales and earnings. The U.S. QSR Pizza category was negatively impacted in 2009 from the difficult economic environment. Consumers reduced discretionary spending during 2009 in response to increased unemployment and other factors. The QSR Pizza category sales were approximately 1.0% lower in 2009 as compared to 2008. In addition, other factors have contributed to the growth stagnation for the QSR Pizza category during the last few years, including a trend in consumers shifting dine-out occasions toward breakfast and lunch and away from dinner. Many non-pizza restaurant chains, including chains focusing on fresh sandwiches, have begun to emphasize dinner meals. In addition, many casual diners and other restaurants are emphasizing carryout and curbside offerings. Finally, supermarkets continue to increase fresh and frozen pizza offerings to consumers.

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

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. The laws of several states also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship in certain respects if such bills were enacted. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. Further national, state and local government initiatives, such as mandatory health insurance coverage, “living wage” or other proposed increases in minimum wage rates and nutritional guidelines or disclosure requirements, could adversely affect Papa John’s as well as the restaurant industry. As we expand internationally, we will be subject to applicable laws in each jurisdiction where franchised units are established.

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

Employees

As of December 27, 2009, we employed approximately 16,000 persons, of whom approximately 14,000 were restaurant team members, approximately 700 were restaurant management personnel, approximately 600 were corporate personnel and approximately 700 were QC Center and Preferred Marketing Solutions, Inc. personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members is covered by a collective bargaining agreement. We consider our team member relations to be excellent.

Item 1A. Risk Factors

We are subject to various risks that could have a negative effect on our business, financial condition and results of operations. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-K as well as in other Company communications. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

Our growth strategy requires the opening of new Papa John’s restaurants. We may not be able to achieve our planned growth targets due to factors outside of our control, including the current economic environment.

Our growth strategy depends on our and our franchisees’ ability to open new restaurants and to operate them on a profitable basis. Planned growth targets and the ability to operate new and existing restaurants profitably are affected by the current economic conditions and the resulting impact on consumer buying habits. Our business is susceptible to adverse changes in domestic and global economic conditions, which could make it difficult and uncertain for us to forecast operating results. Continuing weakness in the residential real estate and mortgage markets, volatility in commodity and fuel costs, difficulties in the financial sector and credit markets, and other factors affecting consumer spending, such as continued higher levels of unemployment, could cause reduced sales of our products or make it difficult for us to execute our strategy. Insolvency of key suppliers could also negatively impact our business. We expect this challenging environment to continue in 2010.

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

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Papa John’s system. Some of these competitors have been in existence for a substantially longer period than Papa John’s and may be better established in the markets where restaurants operated by us or our franchisees are, or may be, located. Experience has shown that a change in pricing or other marketing or promotional strategies, including new product and concept developments, by one or more of our major competitors can have an adverse impact on our sales and earnings and our system-wide restaurant operations.

Our results of operations and the operating results of our franchisees may be adversely impacted by any increases in the cost of food ingredients and other commodities.

An increase in the cost or sustained high levels of the cost of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations. Cheese, historically representing 35% to 40% of our food cost, and other commodities are subject to cost fluctuations due to weather, availability, demand and other factors that are beyond our control. Additionally, sustained increases in fuel and utility costs could adversely affect the profitability of our restaurant and QC Center businesses. Our domestic franchisees buy substantially all of their food products from our QC Center business. Changes in franchisee buying patterns for food products not required to be purchased from our QC Center business could adversely impact the sales and profitability of that business.

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

System-wide restaurant operations are subject to federal and state laws governing such matters as wage benefits, working conditions, citizenship requirements and overtime. A significant number of hourly personnel employed by our franchisees and us are paid at rates related to the federal and state minimum wage requirements. Accordingly, further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases above federal wage rates will increase labor costs for our system-wide operations. Additionally, proposed legislation that may make it easier for workers to form unions or labor shortages in various markets could result in higher costs. Local government agencies have also implemented ordinances that restrict the sale of certain food products. The recently proposed national health care legislation could negatively impact our domestic system as our Company-owned and franchised restaurants may have to provide health care coverage that was not previously offered to certain team members. Additional government mandates, including proposed menu labeling legislation, could increase costs and be harmful to system-wide restaurant sales.

Current credit markets may adversely impact the ability of our franchisees to obtain financing, which may hinder our ability to achieve our planned growth in restaurant openings.

Our growth strategy depends in large part on our ability and the ability of our franchisees to expand or open new restaurants and to operate those restaurants on a profitable basis. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. The credit markets have experienced instability, resulting in declining real estate values, credit and liquidity concerns and increased loan default rates. Many lenders have subsequently reduced their willingness to make new loans and have tightened their credit requirements. Our franchisees depend on the availability of financing to expand existing locations or construct and open new restaurants. If our franchisees experience difficulty in obtaining adequate financing for these purposes, our growth strategy and franchise revenues may be adversely affected. The unavailability of credit has required and may continue to require the Company to provide financing to certain franchisees and prospective franchisees in order to mitigate store closings or allow new units to open. If we are unable or unwilling to provide such financing, our results of operations may be adversely impacted.

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

Impairment charges for Company-owned operations are possible if PJUK or previously acquired domestic restaurants perform below our expectations. This would result in a decrease in our reported assets value and reduction in our net income.

Contingent lease liabilities.

In connection with the 2006 sale of our former Perfect Pizza operations, we remain contingently liable for payment under approximately 62 lease arrangements primarily associated with Perfect Pizza restaurant sites. The Perfect Pizza franchisor is primarily liable for these leases, which have varying terms extending to 2017. As of December 27, 2009, the potential amount of undiscounted payments we could be required to make in the event of non-payment by Perfect Pizza and associated franchisees was approximately $5.8 million, with such amount declining monthly as lease payments are made. We have not recorded a liability with respect to such leases as of December 27, 2009, as our cross-default provisions with the Perfect Pizza franchisor substantially reduce the risk that we will be required to make payments under these leases.

Our dependence on a sole or limited number of suppliers for some ingredients could result in disruptions to our business.

Domestically, we are dependent on sole suppliers for our cheese, flour, and thin crust dough products. Alternative sources may not be available on a timely basis to supply these key ingredients or be available on terms as favorable to us as under our current arrangements. Domestic restaurants purchase substantially all food and related products from our QC Centers. Accordingly, both our corporate and franchised restaurants could be harmed by any prolonged disruption in the supply of products from our QC Centers.

Changes in purchasing practices by our domestic franchisees could harm our commissary business.

Although our domestic franchisees currently purchase substantially all food products from our QC Centers, they are only required to purchase tomato sauce and dough from our QC Centers. Any changes in purchasing practices by domestic franchisees, such as seeking alternative suppliers of food products, including cheese, could adversely affect the financial results of our QC Centers, including the recoverability of the BIBP cheese purchasing entity deficit, which approximated $20.0 million at December 27, 2009.

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

Our business and brand may be harmed should the services of our Founder, John Schnatter, as Chief Executive Officer, Chairman and brand spokesman terminate for any reason.

John H. Schnatter, our Founder, Chairman and Chief Executive Officer (CEO), does not serve under an employment agreement and we do not maintain key man life insurance on Mr. Schnatter. We also depend on Mr. Schnatter’s image and his services as spokesman in our advertising and promotion materials. While we have entered into a license agreement with Mr. Schnatter related to the use of certain intellectual property, our business and brand may be harmed if Mr. Schnatter’s services as CEO, Chairman and brand spokesman were not available for any reason.

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

Disruptions of our critical business or information technology systems could harm our ability to conduct normal business.

Domestically and internationally, we are dependent on our technology systems operating correctly.  Our systems could be damaged or interrupted by power loss, telecommunication failures, acts of God, computer viruses, physical or electronic break-ins or similar attacks. We may not have or be able to obtain adequate insurance for these events, which could damage our business and reputation and be expensive and difficult to remedy or repair. Although we have systems in place to prevent security breaches and theft of consumer information, failure to prevent fraud or security breaches could have a material adverse effect on our business.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 27, 2009, there were 3,469 Papa John’s restaurants system-wide.

Company-owned Papa John’s Restaurants

Number of
Restaurants
Arizona	45
Florida	46
Georgia	86
Illinois	4
Indiana	41
Kansas	12
Kentucky	42
Maryland	59
Missouri	40
North Carolina	79
South Carolina	6
Tennessee	27
Texas	75
Virginia	26

Total Domestic Company-owned Papa John’s Restaurants	588

China	18
United Kingdom	8

Total Company-owned Papa John’s Restaurants	614

Note: Company-owned Papa John’s restaurants include restaurants owned by majority-owned joint ventures. There were 127 such restaurants at December 27, 2009 (75 in Texas, 26 in Virginia and 26 in Maryland).

Domestic Franchised Papa John’s Restaurants

Number of
Restaurants
Alabama	67
Arizona	27
Arkansas	18
California	203
Colorado	45
Connecticut	1
Delaware	11
Florida	202
Georgia	56
Idaho	11
Illinois	70
Indiana	80
Iowa	24
Kansas	19
Kentucky	55
Louisiana	47
Maine	7
Maryland	34
Massachusetts	19
Michigan	37
Minnesota	46
Mississippi	24
Missouri	27
Montana	9
Nebraska	15
Nevada	20
New Hampshire	2
New Jersey	60
New Mexico	17
New York	102
North Carolina	57
North Dakota	5
Ohio	150
Oklahoma	26
Oregon	16
Pennsylvania	85
Rhode Island	5
South Carolina	45
South Dakota	7
Tennessee	64
Texas	137
Utah	25
Vermont	1
Virginia	97
Washington	56
West Virginia	21
Wisconsin	26
Wyoming	6
Washington, D.C.	9
Total Domestic Franchised Papa John’s Restaurants	2,193

International Franchised Papa John’s Restaurants

Number of
Restaurants
Alaska (a)	4
Bahrain	15
Canada	34
Cayman Islands	1
China	139
Costa Rica	14
Cyprus	5
Dominican Republic	3
Ecuador	7
Egypt	11
El Salvador	4
Hawaii (a)	15
India	24
Ireland	22
Jordan	2
Korea	63
Kuwait	15
Malaysia	4
Mexico	40
Nicaragua	2
Oman	9
Pakistan	1
Peru	14
Puerto Rico	12
Qatar	7
Russia	14
Saudi Arabia	25
Trinidad	5
Turkey	4
United Arab Emirates	11
United Kingdom	112
Venezuela	24

Total International Franchised Papa John’s Restaurants	662

(a)               We define “domestic” operations as units located in the contiguous United States and “international” operations as units located outside the contiguous United States.

Most Papa John’s restaurants are located in leased space. The initial term of most domestic restaurant leases is generally five years with most leases providing for one or more options to renew for at least one additional term. Virtually all of our leases specify a fixed annual rent. Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities. Certain leases further provide that the lease payments may be increased annually, with a small number of escalations based on changes in the Consumer Price Index.

We have 44 Company-owned restaurants that are located in buildings we own on land either owned or leased by us. These restaurants range from 1,000 to 3,000 square feet. Three of these restaurants are located in multi-bay facilities. These multi-bay facilities contain from 2,800 to 5,000 square feet, and the space not utilized by the Papa John’s restaurant in each facility is leased or held for lease to third-party tenants.

At December 27, 2009, we had 120 Papa John’s restaurants located in the United Kingdom (112 franchised and eight Company-owned). In addition to leasing the eight Company-owned restaurant sites, we lease and sublease to franchisees 77 of the 112 franchised Papa John’s restaurant sites. The initial lease terms on the Company and franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. Additionally, we leased 18 Company-owned restaurant sites in Beijing, China as of December 27, 2009.

Information with respect to our leased domestic QC Centers as of December 27, 2009 is set forth below:

Facility	Square Footage
Raleigh, NC	61,000
Denver, CO	32,000
Phoenix, AZ	57,000
Des Moines, IA	43,000
Portland, OR	37,000
Pittsburgh, PA	52,000
Cranbury, NJ	59,000

We own land in Orlando, Florida on which our 63,000 square foot full-service QC Center is located. We also own land and a 175,000 square foot facility in Dallas, Texas, of which 77,500 square feet is used by our full-service QC Center and the remaining space is leased to a third-party tenant. In addition, we own land in Louisville, Kentucky, on a portion of which is located a 42,000 square foot building housing our printing operations and a 247,000 square foot building, approximately 30% to 40% of which accommodates the Louisville QC Center operation and promotions division. The remainder of the larger building houses our corporate offices. A 49,000 square foot full-service QC Center is under construction on land we own in the United Kingdom that will service both our Company-owned and franchised restaurants.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John’s:

Name	Age (a)	Position	First Elected Executive Officer

John H. Schnatter	48	Founder, Chairman and Chief Executive Officer	1985

Donna Alcorn	45	Senior Vice President, Global Research and Development and Quality Assurance	2009

J. David Flanery	52	Senior Vice President, Chief Financial Officer and Treasurer	1994

William M. Mitchell	45	President, Global Operations	2007

Timothy C. O’Hern	46	Senior Vice President, Development	2005

Charles W. Schnatter	47	Senior Vice President, Managing Director of Special Projects	1991

Christopher J. Sternberg	44	Senior Vice President, Corporate Communications and General Counsel	2008

Anthony Thompson	43	Senior Vice President, Papa John’s Food Service, Inc.	2009

J. Jude Thompson	47	President and Chief Operating Officer	2009

Andrew M. Varga	44	Senior Vice President and Chief Marketing Officer	2009

(a) Ages are as of January 1, 2010.

John H. Schnatter created the Papa John’s concept in 1984 and the first Papa John’s restaurant opened in 1985. He currently serves as Founder, Chairman and Chief Executive Officer. He previously served as Interim Chief Executive Officer from December 2008 to April 2009, Executive Chairman of the Company from 2005 until May 2007, as Chairman of the Board and Chief Executive Officer from 1990 until 2005, and as President from 1985 to 1990 and from 2001 until 2005.

Donna Alcorn was named Senior Vice President, Global Research and Development and Quality Assurance, in 2009 after serving as Vice President of Global Research and Development beginning in 2008. From 2006 until 2008, Ms. Alcorn served as Vice President of Operations Services for PJ Food Service. From 1998 to 2006, she served in various other roles at Papa John’s, including Director of Team Member Services, Business Analyst and International Development Manager. Prior to joining Papa John’s from 1992 to 1998, she held various positions with United Parcel Service, Edy’s/Dryer’s Ice Cream and Alcoa Aluminum.

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

William M. Mitchell was named President, Global Operations in November 2009, after serving as President, USA since March 2009. From 2007 to 2009, he served as Senior Vice President, Domestic Operations. Mr. Mitchell served from 2005 to 2007 as a Division Vice President responsible for corporate and franchised restaurant operations in the Midwest. He served as one of our Operations Vice Presidents from 2000 to 2005. Prior to joining Papa John’s, Mr. Mitchell served as Senior Director of Operations for AFCE/Popeye’s from 1996 to 2000, responsible for company and franchise operations as well as Popeye’s related acquisitions. From 1993 to 1996, he served as Vice President of Operations for RTM Restaurant Group.

Timothy C. O’Hern rejoined Papa John’s as Senior Vice President, Development in June 2009, a position he previously held from 2005 until 2007.  From 2002 until 2005 and from 2007 until 2009, he managed the operations of a Papa John’s franchisee in which he has an ownership interest. Prior to his departure from Papa John’s in 2002, Mr. O’Hern held various positions, including Vice President of Global Development from February 2001 to 2002, Vice President of U.S. Development from March 1997 to February 2001, Director of Franchise Development from December 1996 to March 1997 and Construction Manager from November 1995 to December 1996.  He has been a franchisee since 1993.

Charles W. Schnatter was named Managing Director of Special Projects in 2009. Mr. Schnatter previously served as Senior Vice President and Chief Development Officer from 2001 to June 2009 and served as Secretary from 1991 until October 2005. He was a Senior Vice President from 1993 to June 2009. Mr. Schnatter also held the position of General Counsel from 1991 to 2002. From 1988 to 1991, he was an attorney with Greenebaum, Doll & McDonald PLLC. Mr. Schnatter has been a franchisee since 1989.

Christopher J. Sternberg was named General Counsel in June 2009, having served as Interim General Counsel from December 2008 until his appointment. Mr. Sternberg has served as Senior Vice President, Corporate Communications, since 2005, after serving as Vice President and Assistant to the Chairman from 2000 to 2005. Mr. Sternberg served as Vice President, Corporate Communications from 1997 to 2000. Mr. Sternberg joined the company in 1994 as Assistant Counsel in our Legal Department. From 1990 to 1994, he was an attorney with Greenebaum, Doll & McDonald PLLC.

Anthony Thompson was promoted to Senior Vice President, Papa John’s Food Service, Inc., Papa John’s food manufacturing and distribution subsidiary, in April 2009. Mr. Thompson joined Papa John’s in 2006 as Vice President, QCC Operations. Prior to joining Papa John’s, Thompson worked for the Scotts Company for six years as Plant Manager, Director of Marysville Operations and Director of Lawn and Controls Operations. Before joining the Scotts Company, Thompson spent four years with Conagra Grocery Products Company where he held positions as Operations Leader, Manufacturing Manager and Plant Manager. He also spent seven years in various roles with Gulf Coast Coca Cola.

J. Jude Thompson was appointed President and Chief Operating Officer of Papa John’s in April 2009.  He also serves as a member of our Board of Directors, which he joined in February 2008.  From 2006 to 2008, Mr. Thompson served as Senior Vice President of WellPoint, Inc., and President, Individual Business of Anthem Blue Cross and Blue Shield.  Mr. Thompson previously held positions of increasing responsibility with Anthem Blue Cross and Blue Shield, a division of WellPoint, or its affiliates since 1989.

Andrew Varga was appointed Senior Vice President and Chief Marketing Officer in August 2009. Mr. Varga joined Papa John’s after 21 years with Brown-Forman Corporation. Mr. Varga served as Senior Vice President/Director of Marketing for Brown-Forman from 2007 until 2009, responsible for the company’s Wines and Spirits portfolio in the North American Region. From 2004 to 2007, Mr. Varga was Senior Vice President/Managing Director, Wines Marketing, with global responsibility for the wine portfolio.

Charles Schnatter is the brother of John Schnatter, Founder, Chairman and Chief Executive Officer. There are no other family relationships among our executive officers and other key personnel.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA. As of February 16, 2010, there were approximately 800 record holders of common stock. However, there are significantly more beneficial owners of our common stock than there are record holders. The following table sets forth, for the quarters indicated, the high and low closing sales prices of our common stock, as reported by The NASDAQ Stock Market.

2009	High	Low
First Quarter	$25.72	$15.59
Second Quarter	28.47	22.77
Third Quarter	27.34	22.90
Fourth Quarter	24.70	21.47

2008	High	Low
First Quarter	$27.00	$20.93
Second Quarter	29.79	24.21
Third Quarter	30.48	25.36
Fourth Quarter	27.65	13.11

Since our initial public offering of common stock in 1993, we have not paid cash dividends on our common stock, and have no current plans to do so.

Papa John’s Board of Directors has authorized the repurchase of up to $775.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2010. Through December 27, 2009, a total of 43.5 million shares with an aggregate cost of $741.2 million and an average price of $17.04 per share have been repurchased under this program. Subsequent to year-end (through February 16, 2010), we acquired an additional 43,000 shares at an aggregate cost of $967,000. As of February 16, 2010, approximately $32.8 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchase activity by fiscal period during 2009 (in thousands, except per share amounts):

				Total Number	Maximum Dollar
	Total	Average		of Shares Purchased	Value of Shares
	Number	Price		as Part of Publicly	that May Yet Be
	of Shares	Paid per		Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share		or Programs	Plans or Programs

12/29/2008 - 01/25/2009	138	$17.63		42,327	$59,842
01/26/2009 - 02/22/2009	127	$18.37		42,454	$57,515
02/23/2009 - 03/29/2009	10	$19.71		42,464	$57,316
03/30/2009 - 04/26/2009	—	—	*	42,464	$57,316
04/27/2009 - 05/24/2009	—	—	*	42,464	$57,316
05/25/2009 - 06/28/2009	—	—	*	42,464	$57,316
06/29/2009 - 07/26/2009	—	—	*	42,464	$57,316
07/27/2009 - 08/23/2009	—	—	*	42,464	$57,316
08/24/2009 - 09/27/2009	—	—	*	42,464	$57,316
09/28/2009 - 10/25/2009	—	—	*	42,464	$57,316
10/26/2009 - 11/22/2009	347	$22.53		42,811	$49,500
11/23/2009 - 12/27/2009	697	$22.52		43,508	$33,798

*There were no share repurchases during this period.

The Company utilized a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through our Rule 10b5-1 trading plan or otherwise. The trading plan includes predetermined criteria and limitations and is scheduled to expire December 31, 2010, unless terminated sooner under plan provisions.

Stock Performance Graph

The following performance graph compares the cumulative total return of the Company’s common stock to the NASDAQ Stock Market (U.S.) Index and a group of the Company’s peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places).  Relative performance is compared for the five-year period extending through the end of fiscal 2009. The graph assumes that the value of the investments in the Company’s common stock and in each index was $100 at the end of fiscal 2004, and, with respect to the index and peer group, that all dividends were reinvested.

Item 6.  Selected Financial Data

The selected financial data presented for each of the years in the five-year period ended December 27, 2009, was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

	Year Ended (1)
	Dec. 27,	Dec. 28,	Dec. 30,	Dec. 31,	Dec. 25,
(In thousands, except per share data)	2009	2008	2007	2006	2005

Income Statement Data	52 weeks	52 weeks	52 weeks	53 weeks	52 weeks
Domestic revenues:
Company-owned restaurant sales	$503,818	$533,255	$504,330	$447,938	$434,525
Variable interest entities restaurant sales	37,735	8,328	7,131	7,859	11,713
Franchise royalties (2)	61,012	59,704	55,283	56,374	52,289
Franchise and development fees	519	1,600	4,758	2,597	3,026
Commissary sales	407,437	429,068	399,099	413,075	398,372
Other sales	54,045	61,415	61,820	50,505	50,474
International revenues:
Royalties and franchise and development fees (3)	13,244	12,868	10,314	7,551	6,529
Restaurant and commissary sales (4)	28,223	25,849	20,860	15,658	11,860
Total revenues	1,106,033	1,132,087	1,063,595	1,001,557	968,788
Operating income (5)	95,279	65,486	53,072	99,446	73,334
Investment income	629	848	1,446	1,682	1,248
Interest expense	(5,714)	(7,536)	(7,465)	(3,480)	(4,316)
Income from continuing operations before income taxes	90,194	58,798	47,053	97,648	70,266
Income tax expense	28,985	19,980	13,293	33,171	25,364
Income from continuing operations, including noncontrolling interests	61,209	38,818	33,760	64,477	44,902
Income attributable to noncontrolling interests (6)	(3,756)	(2,022)	(1,025)	(1,491)	(634)
Income from continuing operations, net of noncontrolling interests	57,453	36,796	32,735	62,986	44,268
Income from discontinued operations, net of tax (7)	—	—	—	389	1,788
Net income	$57,453	$36,796	$32,735	$63,375	$46,056
Basic earnings per common share:
Income from continuing operations, net of noncontrolling interests	$2.07	$1.31	$1.10	$1.95	$1.32
Income from discontinued operations, net of tax (7)	—	—	—	0.01	0.05
Basic earnings per common share	$2.07	$1.31	$1.10	$1.96	$1.37
Earnings per common share - assuming dilution:
Income from continuing operations, net of noncontrolling interests	$2.06	$1.30	$1.09	$1.91	$1.29
Income from discontinued operations, net of tax (7)	—	—	—	0.01	0.05
Earnings per common share - assuming dilution	$2.06	$1.30	$1.09	$1.92	$1.34
Basic weighted average shares outstanding	27,738	28,124	29,666	32,312	33,594
Diluted weighted average shares outstanding	27,909	28,264	30,017	33,046	34,316

Balance Sheet Data
Total assets	$397,095	$386,468	$401,817	$379,639	$350,562
Total debt	99,050	130,654	142,706	97,036	55,116
Total stockholders’ equity (8)	185,037	138,238	134,938	152,395	167,311

(1)

We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 2009, 2008, 2007 and 2005 fiscal years consisted of 52 weeks, and the 2006 fiscal year consisted of 53 weeks. The additional week resulted in additional revenues of approximately $20.0 million and additional pre-tax income of approximately $3.5 million, or $0.07 per diluted share for 2006.

(2)	Domestic Franchise royalties were derived from franchised restaurant sales of $1.55 billion in 2009, $1.50 billion in 2008, $1.46 billion in 2007, $1.51 billion in 2006 and $1.38 billion in 2005.
(3)	International Royalties were derived from franchised restaurant sales of $251.8 million in 2009, $221.0 million in 2008, $176.2 million in 2007, $139.3 million in 2006 and $104.2 million in 2005.
(4)	Restaurant sales for International Company-owned restaurants were $10.3 million in 2009, $8.1 million in 2008, $4.0 million in 2007, $1.7 million in 2006 and $642,000 in 2005.
(5)

The operating results include the consolidation of BIBP, which increased operating income approximately $23.3 million in 2009, $19.7 million in 2006 and $5.8 million in 2005 and reduced operating income by $8.6 million in 2008 and $31.0 million in 2007. The 2006 operating results include the benefit of the 53rd week, which increased operating income approximately $3.5 million. Operating income includes domestic and international restaurant closure, impairment and disposition losses of $657,000 in 2009, $8.8 million in 2008 and $1.8 million in 2007, and gains of $260,000 in 2006 and $989,000 in 2005. See “Notes 3 and 6” of “Notes to Consolidated Financial Statements.”

(6)	Represents the noncontrolling interests’ ownership in two joint venture arrangements. Prior years’ results have been reclassified to conform to the current year presentation.
(7)	The Perfect Pizza operations, which were sold in March 2006, are classified as “discontinued operations.”
(8)	Prior years have been reclassified to conform to the current year presentation.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985 with the opening of the first Papa John’s restaurant in Jeffersonville, Indiana. At December 27, 2009, there were 3,469 Papa John’s restaurants in operation, consisting of 614 Company-owned and 2,855 franchised restaurants. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

New unit openings in 2009 were 216 as compared to 267 in 2008 and 263 in 2007 and unit closings in 2009 were 127 as compared to 95 in 2008 and 70 in 2007. We expect net unit growth of approximately 140 to 180 units during 2010.

We have continued to produce strong average sales from our domestic Company-owned restaurants even in a very competitive market environment. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. Average annual Company-owned sales for our most recent comparable restaurant base were $869,000 for 2009, compared to $867,000 for 2008 and $836,000 for 2007. Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable sales for domestic Company-owned restaurants decreased 0.5% in 2009, increased 1.7% in 2008 and increased 0.5% in 2007. The comparable sales for domestic franchised units increased 0.1% in 2009, 0.6% in 2008 and 0.3% in 2007.

We continually strive to obtain high-quality restaurant sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe that these factors improve our image and brand awareness. The average property and equipment investment cost for 559 Company-owned restaurants included in our most recent comparable sales base is $268,000. The average cash investment for the five domestic Company-owned restaurants opened during 2009 was approximately $240,000, compared to the $270,000 investment for the 14 units opened in 2008, exclusive of land and any tenant improvement allowances that we received in both years.

Approximately 40% of our revenues for 2009, compared to 41% of our revenues for 2008 and 43% of our revenues for 2007, were derived from the sale to our domestic and international franchisees of food and paper products, printing and promotional items, risk management services and information systems equipment and software and related services by us. We expect the percentage of revenues in 2010 to be consistent with 2009. We believe that, in addition to supporting both Company and franchised growth, these activities contribute to product quality and consistency and restaurant profitability throughout the Papa John’s system.

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

Allowance for Doubtful Accounts and Notes Receivable

We establish reserves for uncollectible accounts and notes receivable based on overall receivable aging levels and a specific evaluation of accounts and notes for franchisees and other customers with known financial difficulties. These reserves and corresponding write-offs could significantly increase if the identified franchisees and other customers begin to or continue to experience deteriorating financial results.

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

During 2008, we sold to domestic franchisees a total of 62 Company-owned restaurants located primarily in three markets. As part of the sales of these restaurants, we recorded a $3.6 million intangible asset for the investment in the continuing franchise agreement, representing the discounted value of the royalties we will receive over the next ten years from the purchaser/franchisee. The intangible asset will be amortized over the ten-year franchise agreement as a reduction in royalty income of $360,000 annually. The intangible asset is recorded in other assets in the accompanying consolidated balance sheet at December 27, 2009 with a remaining value of approximately $3.2 million.

At December 27, 2009, we had a net investment of approximately $21.8 million associated with our United Kingdom subsidiary (PJUK). During 2008, we recorded a goodwill impairment charge of $2.3 million associated with our PJUK operations (none in 2009 or 2007). We updated our evaluation of the fair value of our PJUK subsidiary in 2009. Our analysis indicated the fair value exceeded the carrying value by approximately 10%. The goodwill allocated to this entity approximated $15.2 million at December 27, 2009. We have developed plans for PJUK to continue to improve its operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans.

We updated our evaluation of the fair value of our investment in our domestic Company-owned restaurants during 2009. We test for goodwill impairment at the region level, which is one step below the reporting segment level. Based on our evaluation, our West Region, which had goodwill of approximately $20.8 million at December 27, 2009, was not subject to impairment since the estimated fair value of our West Region exceeded the carrying value by approximately 10%.

If our growth initiatives with PJUK and certain domestic markets are not successful, future impairment charges could occur.

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

As of December 27, 2009, we had a net deferred income tax asset balance of $15.2 million, of which approximately $7.1 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.  We recognized reductions of $1.2 million, $1.7 million and $3.4 million in our customary income tax expense associated with the finalization of certain income tax issues in 2009, 2008 and 2007, respectively (see “Note 13” of “Notes to Consolidated Financial Statements”).

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. We consolidate the financial results of BIBP, since we are deemed the primary beneficiary, as defined, of BIBP. We recognized pre-tax income of approximately $22.5 million during 2009 and pre-tax losses of $10.5 million during 2008 and $31.7 million during 2007 from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices, but BIBP’s operating results are not expected to be cumulatively significant over time. Papa John’s will recognize the operating losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent operating income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Recent Accounting Standards

Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“Codification” or “ASC”) which became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganized the literature and changed the naming mechanism by which topics are referenced. Companies were required to begin using the Codification for interim and annual periods ending after September 15, 2009. As required, references to pre-codification accounting literature have been changed throughout this Annual Report on Form 10-K to appropriately reference the Codification. The consolidated results of the Company were not impacted by this change.

Fair Value Measurements and Disclosures

The Fair Value Measurements and Disclosures topic of the FASB’s ASC requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The new guideline required a phase-in approach:  (1) phase one was effective for financial assets and liabilities in our first quarter of 2008 and (2) phase two was effective for non-financial assets and liabilities in our first quarter of fiscal 2009. The new provisions did not have a significant impact on our 2008 or 2009 financial statements.

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•                  Level 1: Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 27, 2009 and December 28, 2008 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

December 27, 2009
Financial assets:
Investments	$1,382	$1,382	$—	$—
Non-qualified deferred compensation plan	11,754	11,754	—	—

Financial liabilities:
Interest rate swaps	4,044	—	4,044	—

December 28, 2008
Financial assets:
Investments	$530	$530	$—	$—
Non-qualified deferred compensation plan	8,887	8,887	—	—

Financial liabilities:
Interest rate swaps	6,173	—	6,173	—

Additionally, the adoption for non-financial assets and liabilities in fiscal 2009 did not have a significant impact on our estimated value related to long-lived and intangible assets, such as our annual fair value evaluation of our United Kingdom subsidiary, PJUK, and domestic Company-owned restaurants.

Business Combinations

The Business Combinations topic of the ASC establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. The latest guidance in the Business Combinations topic of the ASC applies to business combinations for which the acquisition date is on or after December 15, 2008. The adoption of the new guidance had no impact on our 2009 consolidated financial statements.

Consolidation

Noncontrolling Interests

The Consolidation topic of the ASC requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The Consolidation topic further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. Additionally, sufficient disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. The presentation and disclosure requirements that became effective in 2009 were applied retrospectively for all periods presented, and thus, the prior year financial statements have been modified to incorporate the new requirements.

Variable Interest Entities

In 2009, the FASB amended the consolidation principles associated with variable interest entities (VIEs) accounting, as defined in the Consolidation topic of the ASC. The objective is to improve the financial reporting of companies involved with VIEs. As required, the provisions are applicable for entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated from the ASC’s Transfers and Servicing topic. The new guidance amends previous accounting guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additionally, a company is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Prior to this statement, a company was only required to reassess the status when specific events occurred.

We are required to adopt the new guidance specified in the Consolidation topic of the ASC for our first quarter of 2010. We expect the adoption to result in the deconsolidation of certain franchise entities that are presently consolidated in our financial statements. These entities reported revenues of approximately $37.7 million during 2009, which are consolidated in our financial statements; however, the consolidation of the entities has had no impact on our operating results during the past three years.

Derivatives and Hedging

During 2009, Papa John’s adopted the latest provisions of the ASC topic, Derivatives and Hedging. The guidance enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. See Note 7 for additional information.

Subsequent Events

The Subsequent Events topic of the ASC requires public companies to evaluate subsequent events through the date the financial statements are issued. Accordingly, we evaluated for subsequent events occurring after December 27, 2009 (our financial statement date) through February 23, 2010 (the date this report was filed). We determined no subsequent events disclosures were required.

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended (1)
	Dec. 27,	Dec. 28,	Dec. 30,
	2009	2008	2007

Income Statement Data:	52 weeks	52 weeks	52 weeks
Domestic revenues:
Company-owned restaurant sales	45.6%	47.1%	47.4%
Variable interest entities restaurant sales	3.4	0.7	0.7
Franchise royalties	5.5	5.3	5.2
Franchise and development fees	0.0	0.2	0.4
Commissary sales	36.8	37.9	37.5
Other sales	4.9	5.4	5.8
International revenues:
Royalties and franchise and development fees	1.2	1.1	1.0
Restaurant and commissary sales	2.6	2.3	2.0
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic Company-owned restaurant cost of sales (2)	20.0	22.6	22.4
Domestic Company-owned restaurant operating expenses (2)	58.2	58.9	59.3
Variable interest entities restaurant expenses (3)	78.6	88.4	84.4
Domestic commissary and other expenses (4)	90.8	90.5	89.1
Loss (income) from the franchise cheese purchasing program, net of minority interest (5)	(1.6)	0.6	2.1
International operating expenses (6)	86.3	88.3	89.7
General and administrative expenses	10.2	8.8	9.5
Other general expenses	1.5	1.7	0.6
Depreciation and amortization	3.0	2.9	3.0
Total costs and expenses	91.4	94.2	95.0
Operating income	8.6	5.8	5.0
Net interest expense	(0.5)	(0.6)	(0.6)
Income before income taxes	8.1	5.2	4.4
Income tax expense	2.6	1.7	1.2
Net income, including noncontrolling interests	5.5	3.5	3.2
Less: income attributable to noncontrolling interests	(0.3)	(0.2)	(0.1)
Net income, net of noncontrolling interests	5.2%	3.3%	3.1%

	Year Ended (1)
	Dec. 27,	Dec. 28,	Dec. 30,
	2009	2008	2007

Restaurant Data:	52 weeks	52 weeks	52 weeks
Percentage increase in comparable domestic Company-owned restaurant sales (7)	-0.5%	1.7%	0.5%
Number of Company-owned restaurants included in the most recent full year’s comparable restaurant base	559	566	541
Average sales for Company-owned restaurants included in the most recent comparable restaurant base	$869,000	$867,000	$836,000

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	592	648	577
Opened	5	14	20
Closed	(8)	(9)	(9)
Acquired from franchisees	11	1	61
Sold to franchisees	(12)	(62)	(1)
End of period	588	592	648
International Company-owned:
Beginning of period	23	14	11
Opened	4	10	4
Closed	(1)	(2)	—
Acquired from franchisees	—	1	2
Sold to franchisees	—	—	(3)
End of period	26	23	14
U.S. franchised:
Beginning of period	2,200	2,112	2,080
Opened	79	98	140
Closed	(87)	(71)	(48)
Acquired from Company	12	62	1
Sold to Company	(11)	(1)	(61)
End of period	2,193	2,200	2,112
International franchised:
Beginning of period	565	434	347
Opened	128	145	99
Closed	(31)	(13)	(13)
Acquired from Company	—	—	3
Sold to Company	—	(1)	(2)
End of period	662	565	434
Total Papa John’s restaurants - end of period	3,469	3,380	3,208

(1)	We operate on a fiscal year ending on the last Sunday of December of each year.
(2)	As a percentage of domestic Company-owned restaurant sales.
(3)	As a percentage of domestic variable interest entities restaurant sales.
(4)	As a percentage of domestic commissary sales and other sales on a combined basis.
(5)	As a percentage of total Company revenues; the loss (income) is a result of the consolidation of BIBP, a VIE. The sales reported by BIBP are eliminated in consolidation.
(6)	As a percentage of international restaurant and commissary sales.
(7)	Includes only Company-owned restaurants open throughout the periods being compared.

2009 Compared to 2008

Variable Interest Entities

Our operating results include BIBP’s operating results. The consolidation of BIBP had a significant impact on our operating results in both 2009 and 2008 (pre-tax income of $22.5 million in 2009 and pre-tax loss of $10.5 million in 2008) and is expected to have a significant ongoing impact on our future operating results and income statement presentation as described below.

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

The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the years ended December 27, 2009 and December 28, 2008 (in thousands):

	Year Ended December 27, 2009			Year Ended December 28, 2008
	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Variable interest entities restaurant sales	$—	$37,735	$37,735	$—	$8,328	$8,328
BIBP sales	142,407	—	142,407	165,449	—	165,449
Total revenues	142,407	37,735	180,142	165,449	8,328	173,777

Operating expenses	118,825	33,434	152,259	173,851	7,966	181,817
General and administrative expenses	233	1,548	1,781	187	378	565
Other general expense (income)	—	1,382	1,382	—	(89)	(89)
Depreciation and amortization	—	1,310	1,310	—	73	73
Total costs and expenses	119,058	37,674	156,732	174,038	8,328	182,366
Operating income (loss)	23,349	61	23,410	(8,589)	—	(8,589)
Interest expense	(806)	(61)	(867)	(1,951)	—	(1,951)
Income (loss) before income taxes	$22,543	$—	$22,543	$(10,540)	$—	$(10,540)

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

Discussion of Revenues

Total revenues, which decreased 2.3% to $1.11 billion in 2009 compared to $1.13 billion in 2008, primarily consisted of the following:

•                  Domestic Company-owned restaurant revenues decreased $29.4 million, or 5.5%, reflecting a decrease in equivalent units due to the divestiture of 62 restaurants to franchisees during the fourth quarter of 2008. Comparable sales for 2009 decreased 0.5%. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

•                  Variable interest entities restaurant sales increased $29.4 million due to the consolidation of two additional franchise entities during 2009. We extended loans to these two entities in the fourth quarter of 2008 in conjunction with our sale of the Company-owned restaurants.

•                  Domestic commissary sales decreased $21.6 million, or 5.0%, due to decreases in the prices of certain commodities, primarily cheese and wheat. The commissary charges a fixed-dollar markup on its cost of cheese, and cheese cost is based upon the BIBP block price, which decreased from an average of $1.81 per pound in 2008 to an average of $1.55 per pound in 2009 or a 14.4% decrease. The cost of wheat, as measured on domestic commodity markets, decreased approximately 37% in 2009 as compared to 2008.

•                  Other sales decreased $7.4 million primarily due to a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, reflecting the deterioration of the U.S. economy.

•                  International revenues increased $2.8 million reflecting increases in both the number and average unit volumes of our Company-owned and franchised restaurants over the comparable period.

Discussion of Operating Results

Franchise Support Initiatives

During 2009, the Company provided domestic franchise system support initiatives in response to the declining economic and consumer climate. The initiatives included:

•                  Providing cheese cost relief by modifying the cheese pricing formula used by BIBP Commodities, Inc.;

•                  Providing food cost relief by lowering the prices of certain commodities;

•                  Providing additional system-wide national marketing contributions that amounted to $7.7 million in 2009;

•                  Providing additional system-wide local print marketing contributions and certain incentives totaling $1.9 million;

•                  Providing targeted royalty relief and local marketing support to assist certain identified franchisee or markets, which amounted to $4.7 million in 2009;

•                  Providing financing on a selected basis to assist new or existing franchisees with the acquisition of troubled franchise restaurants; and

•                  Suspending for the first eight months of 2009 the collection of the 0.25% royalty rate increase that was scheduled for January 2009 (the royalty rate remained at 4.25% of sales until September 2009 at which point the rate was increased to 4.5%). In January 2010, our domestic royalty rate increased to 4.75%.

For 2010, we plan to continue certain domestic franchise support initiatives such as additional contributions to the Marketing Fund and providing targeted royalty relief and local marketing support to assist certain identified franchisees or markets, although our expectation is that the amount of such support initiatives will be reduced from 2009 levels. We also announced that at the beginning of 2010, the domestic royalty rate will be increased to 4.75% of sales for those franchisees whose royalty rate is below the standard 5% due to negotiations under prior agreements. We expect to contribute the value of the 0.25% increase into the Marketing Fund for 2010.

We believe the support program will mitigate potential unit closures and strengthen our brand during this challenging economic environment. In addition to reducing unit closures, other important objectives of the support program include growing market share in a consolidating category and stabilizing transaction levels.

Our income before income taxes, net of noncontrolling interests, totaled $86.4 million in 2009, as compared to $56.8 million in 2008 as summarized in the following table on an operating segment basis (in thousands):

			Increase
	2009	2008	(Decrease)

Domestic Company-owned restaurants	$34,894	$19,997	$14,897
Domestic commissaries	29,393	30,235	(842)
Domestic franchising	53,690	53,610	80
International	(3,050)	(7,193)	4,143
All others	2,697	9,175	(6,478)
Unallocated corporate expenses	(49,755)	(36,154)	(13,601)
Elimination of intersegment profits	(218)	(332)	114
Income before income taxes, excluding variable interest entities	67,651	69,338	(1,687)
Variable interest entities	22,543	(10,540)	33,083
Total income before income taxes	90,194	58,798	31,396
Income attributable to noncontrolling interests	(3,756)	(2,022)	(1,734)
Total income before income taxes, net of noncontrolling interests	$86,438	$56,776	$29,662

Excluding the impact of the consolidation of BIBP (pre-tax income of $22.5 million or $0.52 per diluted share in 2009 and pre-tax loss of $10.5 million or $0.24 per diluted share in 2008), 2009 income before income taxes, net of noncontrolling interests, was $63.9 million (5.8% of total revenues), compared to $67.3 million (5.9% of total revenues) in 2008. The $3.4 million decrease in income before income taxes, net of noncontrolling interests (excluding the consolidation of BIBP), was principally due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income increased $14.9 million over the prior year, comprised of the following (in thousands):

	Year Ended
	December 27,	December 28,	Increase
	2009	2008	(Decrease)

Operating income, excluding impairment and disposition losses	$35,551	$26,515	$9,036
Impairment and disposition losses	(657)	(6,518)	5,861
Total segment operating income	$34,894	$19,997	$14,897

The increase of $9.0 million in 2009 as compared to 2008 in domestic Company-owned restaurants’ income from operations, excluding impairment and disposition losses, was primarily due to lower commodity costs and the sale of 62 restaurants in late 2008 that were collectively unprofitable.

Restaurant operating margin on an external basis was 21.8% in 2009 compared to 18.5% in 2008. Excluding the impact of the consolidation of BIBP, restaurant operating margin was 20.7% in 2009 compared to 18.9% in 2008.

The restaurant impairment and disposition losses recorded in 2008 primarily relate to the above-mentioned sale of restaurants.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income decreased approximately $800,000 in 2009 as compared to 2008. The decline in operating income was primarily due to pricing reductions, $800,000 of management transition costs and $400,000 of costs associated with the closing of one of our commissaries. The decline in our operating income due to these factors was substantially offset by a decline in fuel costs for 2009.

•                  Domestic Franchising Segment. Domestic franchising operating income increased approximately $100,000 to $53.7 million for the year ended December 27, 2009, from $53.6 million in the prior comparable period. The increase was primarily due to an increase in franchise royalties resulting from a 0.25% increase in the royalty rate effective in the last four months of 2009.

This increase associated with royalties was substantially offset by lower franchise and development fees due to fewer unit openings in 2009 and $500,000 in franchise renewal fees collected in 2008 in connection with the domestic franchise renewal program that were not replicated in 2009. The impact of the increased royalty rate for 2009 was also offset partially by additional development incentive programs offered by the Company in 2009. During 2009, incentive payments were made of $440,000 to certain franchisees under our 25th Anniversary development incentive program for opening new units in advance of previously scheduled dates.

•                  International Segment. The international segment reported an operating loss of $3.1 million in 2009 as compared to a loss of $7.2 million in 2008, comprised of the following (in thousands):

	Year Ended
	December 27,	December 28,	Increase
	2009	2008	(Decrease)

Operating income, excluding goodwill impairment and other charges	$(2,586)	$(4,893)	$2,307
Goodwill impairment (a)	—	(2,300)	2,300
Other (b)	(464)	—	(464)
Total segment operating loss	$(3,050)	$(7,193)	$4,143

(a)          The goodwill impairment charge was associated with our United Kingdom operations.

(b)         Includes pre-opening costs associated with our commissary in the United Kingdom that is under construction and costs associated with the closure of a Company-owned restaurant in China.

The improvement in operating losses, excluding goodwill impairment and other charges, reflects increased revenues due to growth in number of units and unit volumes. The year-over-year improvement declined in the last half of 2009 due to slowing sales and unit growth in response to general worldwide economic conditions.

•                  All Others Segment. Operating income for the “All others” reporting segment decreased approximately $6.5 million for the year ended December 27, 2009, as compared to the corresponding 2008 period. The decrease was primarily due to a $3.9 million decline in our online ordering system business, a $1.3 million decline at our print and promotions subsidiary, Preferred Marketing Solutions, and due to the 2008 period including more favorable adjustments in claims loss reserves associated with our inactive captive insurance program. The decline in the online ordering system business reflected a reduction in the online fee percentage as we began to operate the online business at a break-even level beginning in 2009. The decline in profitability in our print and promotions business was due to lower sales in 2009, as compared to 2008, reflecting the challenging U.S. economic environment.

•                  Unallocated Corporate Segment. Unallocated corporate expenses increased $13.6 million as compared to 2008. The components of the unallocated corporate segment were as follows (in thousands):

	Year Ended December 27, 2009	Year Ended December 28, 2008	Increase (Decrease)

General and administrative (a)	$26,893	$16,372	$10,521
Net interest	4,251	4,961	(710)
Depreciation	8,684	7,770	914
Franchise support initiatives (b)	9,556	3,900	5,656
Provisions for uncollectible accounts and notes receivable (c)	1,172	4,082	(2,910)
Other income	(801)	(931)	130
Total unallocated corporate expenses	$49,755	$36,154	$13,601

(a)        The increase in unallocated general and administrative costs for the year ended December 27, 2009, was primarily due to the following factors (in thousands):

	Year Ended December 27, 2009	Year Ended December 28, 2008	Increase (Decrease)
Severance and other management transition costs (1)	$1,607	$125	$1,482
Short- and long-term incentive compensation (2)	13,145	6,174	6,971
Litigation settlement	1,065	—	1,065
Sponsorship fees (3)	3,907	3,334	573
Other, net	7,169	6,739	430
Total unallocated general and administrative expenses	$26,893	$16,372	$10,521

(1)                      In addition to routine management transition costs, the Company implemented a reduction-in-force during the third quarter of 2009 in which 35 positions were eliminated, mostly in corporate support areas. Severance and related costs associated with the reduction-in-force were approximately $900,000, and this action is expected to reduce future general and administrative costs by approximately $2.6 million annually.

(2)                      The following table summarizes our recorded expense associated with our management incentive programs, which are included in unallocated general and administrative costs (in thousands):

	Year Ended December 27, 2009	Year Ended December 28, 2008	Increase (Decrease)

Equity compensation (i)	$5,817	$2,564	$3,253
Performance unit plan	—	118	(118)
Management incentive bonus plan (ii)	7,328	3,492	3,836
Total expense	$13,145	$6,174	$6,971

(i)                  Stock options were awarded to management and members of our board of directors in 2007, 2008 and 2009. The 2007 and 2008 awards follow either a two-year cliff-vesting period or a three-year graded vesting period. Substantially all of the 2009 awards follow a three-year graded vesting period. Additionally, we granted performance and/or time-based restricted stock in 2007, 2008 and 2009. The 2007 and 2008 awards are subject to a three-year cliff-vesting period while the 2009 awards are subject to a three-year graded vesting period. At December 27, 2009, there was $5.7 million of unrecognized compensation cost related to non-vested options and restricted stock expected to be recognized during 2010, 2011 and 2012.

(ii)               The annual management incentive bonus plan is based on the Company’s annual operating income performance and certain sales and cost control measures as compared to pre-established targets.

(3)          The sponsorship fees are primarily associated with certain non-traditional venues, such as Six Flags.

(b)       Franchise support initiatives primarily consist of discretionary contributions to the national marketing fund and other local advertising cooperatives.

(c)        The 2008 provisions for uncollectible accounts and notes receivable included a provision associated with our loan issued in connection with the 2006 sale of the Perfect Pizza operation and increased provisions for various loans to domestic franchisees.

•                  Variable Interest Entities. BIBP generated pre-tax income of $22.5 million in 2009, which was primarily composed of income associated with cheese sold to domestic Company-owned restaurants and franchise restaurants of $5.5 million and $18.1 million, respectively. For 2008, BIBP reported a pre-tax loss of $10.5 million, which was primarily composed of losses associated with cheese sold to domestic Company-owned restaurants and franchise restaurants of $2.1 million and $6.3 million, respectively. BIBP also incurred interest expense on outstanding debt with a third-party bank and Papa John’s in both 2009 and 2008. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding BIBP and the movement in cheese prices.

Diluted earnings per share were $2.06 in 2009 (including a $0.52 per share gain from the consolidation of BIBP and a $0.04 gain from the finalization of certain income tax issues), compared to $1.30 per diluted share in 2008 (including a $0.24 loss from the consolidation of BIBP, a $0.06 gain from the finalization of certain income tax issues and a $0.20 loss from restaurant impairment and disposition losses). Since the inception of the share repurchase program in 1999 through the end of 2009, an aggregate of $741.2 million of shares have been repurchased (representing 43.5 million shares, at an average price of $17.04 per share). Share repurchase activity during 2009 increased earnings per diluted share by approximately $0.03 ($0.02 excluding the impact of the consolidation of BIBP).

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $503.8 million for 2009 compared to $533.3 million for 2008. The 5.5% decrease was primarily due to the sale of 62 Company-owned restaurants to franchisees during the fourth quarter of 2008.

Variable interest entities restaurant sales include restaurant sales for franchise entities to which we have extended loans that qualify as VIEs. Revenues from these restaurants totaled $37.7 million in 2009 as compared to $8.3 million in 2008. During 2009, we began consolidating the financial results of two additional franchise entities. We extended loans to these two entities in the fourth quarter of 2008 in connection with our sale of Company-owned restaurants. As previously noted, beginning in 2010, we will no longer consolidate the operating results of these franchise restaurant entities due to a change in the accounting standards for variable interest entities.

Domestic franchise sales increased 3.5% to $1.55 billion in 2009, from $1.50 billion in 2008, primarily resulting from an increase of 3.3% in equivalent units. The increase in equivalent units is due to the franchise entities’ purchase of 62 restaurants from the Company during the fourth quarter of 2008. Domestic franchise royalties increased 2.2% to $61.0 million in 2009 from $59.7 million for the comparable period in 2008 primarily due to the increase in the royalty rate from 4.25% to 4.50% for the last four months of 2009 and an increase in equivalent units.

Average weekly sales for comparable units include restaurants that were open throughout the periods presented. The comparable sales base for Company-owned and franchised restaurants, respectively, includes restaurants acquired by the Company or divested to franchisees, as the case may be, during the previous twelve months. Average weekly sales for other units include restaurants that were not open throughout the periods presented and include non-traditional sites. Average weekly sales for non-traditional units not subject to continuous operation are calculated based upon actual days open.

The comparable sales base and average weekly sales for 2009 and 2008 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Year Ended		Year Ended
	December 27, 2009		December 28, 2008
	Company- owned	Franchised	Company- owned	Franchised

Total domestic units (end of period)	588	2,193	592	2,200
Equivalent units	585	2,140	637	2,072
Comparable sales base units	569	2,026	612	1,930
Comparable sales base percentage	97.3%	94.7%	96.1%	93.1%
Average weekly sales - comparable units	$16,628	$13,948	$16,276	$13,978
Average weekly sales - traditional non-comparable units	$15,823	$11,477	$12,552	$10,798
Average weekly sales - non-traditional non-comparable units	$7,577	$20,840	$7,577	$26,621
Average weekly sales - total non-comparable units	$13,902	$14,234	$11,737	$13,276
Average weekly sales - all units	$16,551	$13,963	$16,098	$13,930

Domestic franchise and development fees were $519,000 in 2009, or a decrease of $1.1 million, from fees of $1.6 million in 2008, consisting of the following (in thousands, except unit data):

	2009	2008	Increase (Decrease)

Total units opened	79	98	(19)
Units opening with no fees	63	57	6

Unit opening fees	$273	$780	$(507)
Franchise renewal fees	15	445	(430)
Cancellation, transfer and extension fees	231	375	(144)
Total franchise and development fees	$519	$1,600	$(1,081)

Domestic commissary sales decreased $21.6 million, or 5.0%, to $407.4 million for 2009, from $429.1 million in 2008, due to decreases in the prices of certain commodities, primarily cheese and wheat. Our commissaries charge a fixed-dollar markup on the cost of cheese, and cheese cost is based upon an adjusted 40 lb. cheddar block price, which decreased from an average of $1.81 per pound in 2008 to an average of $1.55 per pound in 2009, a 14.4% decrease. The cost of wheat, as measured on domestic commodity markets, decreased approximately 37% in 2009 as compared to 2008.

Other sales, which include our online and print and promotions businesses as well as our insurance agency operations, decreased $7.4 million to $54.0 million from $61.4 million in 2008. The decline was due to a decrease in revenues from our online ordering system business unit, reflecting a reduction in the online fee percentage charged to our franchisees and a decrease in sales at our print and promotions business reflecting the deterioration of the U.S. economic environment.

Our PJUK operations, denominated in British pounds sterling and converted to U.S. dollars, represent approximately 50% and 55% of international revenues in 2009 and 2008, respectively. International revenues increased 7.1% to $41.5 million in 2009, from $38.7 million in 2008, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the prior year.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 21.8% in 2009 compared to 18.5% in 2008. Excluding the impact of consolidating BIBP, restaurant operating margin increased 1.8% to 20.7% for the year ended December 27, 2009 as compared to the corresponding period in 2008, consisting of the following differences:

•      Cost of sales was 1.1% lower (excluding the consolidation of BIBP) in 2009 compared to 2008, primarily due to lower commodities costs.

•      Salaries and benefits were 0.7% lower as a percentage of sales in 2009 compared to 2008, primarily due to the divestiture in late 2008 of 62 restaurants that had a higher labor cost as a percentage of sales.

•      Advertising and related costs as a percentage of sales were relatively consistent with the 2008 period.

•      Occupancy and other operating costs, on a combined basis, as a percentage of sales were relatively consistent with the 2008 period.

Domestic commissary and other margin was 9.2% in 2009, compared to 9.5% in 2008. Cost of sales was 74.1% of revenues in 2009, compared to 74.0% for the same period in 2008. Cost of sales, as a percentage of revenues, increased due to increases in the cost of certain commodities that were not passed along via price increases to domestic restaurants. Salaries and benefits were 7.3% of revenues in 2009, which was relatively consistent with the prior comparable year. Other operating expenses decreased approximately $2.1 million in 2009 as compared to 2008, reflecting a decrease in distribution costs from lower fuel prices. The favorable impact that a lower cheese cost would be expected to have on gross margin percentage (given a fixed-dollar markup per pound) was offset by additional margin reductions on non-cheese products at the commissary during the year.

We recorded pre-tax income from the franchise cheese-purchasing program, net of minority interest, of $18.1 million and a pre-tax loss of $6.3 million in 2009 and 2008, respectively. These results only represent the portion of BIBP’s operating income or loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was pre-tax income of $22.5 million in 2009 and a pre-tax loss of $10.5 million in 2008 (see the previous table which summarizes BIBP’s operating results for 2009 and 2008).

General and administrative expenses were $112.9 million, or 10.2% of revenues for 2009, as compared to $99.7 million or 8.8% of revenues for 2008. The increase is primarily due to the items noted as comprising the increases in unallocated general and administrative expenses for the Unallocated Corporate Segment in the Summary of Operating Results section, as well as certain management transition costs recorded by our domestic commissaries segment and an increase in VIE expenses.

Other general expenses reflected net expense of $15.7 million in 2009, as compared to $19.0 million in 2008 as detailed below (in thousands):

			Increase
	2009	2008	(Decrease)

Restaurant impairment and disposition losses (a)	$657	$8,818	$(8,161)
Disposition and valuation-related costs	1,829	1,381	448
Provisions for uncollectible accounts and notes receivable (b)	1,378	4,511	(3,133)
Pre-opening restaurant costs	75	250	(175)
Franchise support initiatives (c)	9,556	4,267	5,289
25th Anniversary incentives	440	—	440
Commissary closing costs	369	—	369
Other (d)	1,424	(227)	1,651
Total other general expenses	$15,728	$19,000	$(3,272)

(a)   The expense in 2008 primarily represents losses associated with the divestiture of 62 Company-owned domestic restaurants during 2008 and a goodwill impairment charge of $2.3 million associated with our United Kingdom operations.

(b)   In 2008 we recorded provisions associated with our loan issued in connection with the 2006 sale of the Perfect Pizza operation and increased provisions for various loans to domestic franchisees.

(c) Primarily consists of discretionary contributions to the national marketing fund and other local advertising cooperatives.

(d) Includes the consolidation of two additional VIE franchise entities in 2009.

Depreciation and amortization was $32.8 million, or 3.0% of revenues, for 2009 as compared to $32.8 million, or 2.9% of revenues, for 2008.

Net interest. Net interest expense was $5.1 million in 2009, compared to $6.7 million in 2008. The interest expense for 2009 and 2008 includes approximately $169,000 and $700,000, respectively, related to BIBP’s debt with a third-party bank. The decrease in net interest expense reflects the decrease in our average outstanding debt balance and lower interest rates.

Income Tax Expense. We recognized reductions of $1.2 million and $1.7 million in our customary income tax expense associated with the finalization of certain income tax issues in 2009 and 2008, respectively. Our effective income tax rate was 32.1% in 2009 compared to 34.0% in 2008 (31.1% in 2009 and 34.1% in 2008, excluding BIBP). The primary reason for the lower effective tax rate in 2009 is the impact of the nontaxable funding mechanism for the non-qualified deferred compensation plan, which is not expected to impact future years in any consistent, similar manner.

2008 Compared to 2007

Variable Interest Entities

The consolidation of BIBP had a significant impact on our operating results in both 2008 and 2007 (pre-tax losses of $10.5 million and $31.7 million in 2008 and 2007). The following table summarizes the impact of VIEs, prior to required consolidating eliminations, on our consolidated statements of income for the years ended December 28, 2008 and December 30, 2007 (in thousands):

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

Summary of Operating Results

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

•      Domestic commissary sales increased $30.0 million, or 7.5%, due to increases in the prices of certain commodities, including cheese and wheat. The commissary charges a fixed-dollar markup on its cost of cheese, and cheese cost is based upon the BIBP block price, which increased from an average of $1.45 per pound in 2007 to an average of $1.81 per pound in 2008 or a 24.8% increase. The cost of wheat, as measured on domestic commodity markets, increased approximately 43% in 2008 as compared to 2007.

•      International revenues increased $7.5 million, or 24.2%, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the past year.

Our income before income taxes, net of noncontrolling interests, totaled $56.8 million in 2008, as compared to $46.0 million in 2007 as summarized in the following table on an operating segment basis (in thousands):

			Increase
	2008	2007	(Decrease)

Domestic Company-owned restaurants	$19,997	$25,407	$(5,410)
Domestic commissaries	30,235	35,847	(5,612)
Domestic franchising	53,610	51,466	2,144
International	(7,193)	(8,734)	1,541
All others	9,175	6,348	2,827
Unallocated corporate expenses	(36,154)	(31,454)	(4,700)
Elimination of intersegment profits	(332)	(118)	(214)
Income before income taxes, excluding variable interest entities	69,338	78,762	(9,424)
Variable interest entities	(10,540)	(31,709)	21,169
Total income before income taxes	58,798	47,053	11,745
Income attributable to noncontrolling interests	(2,022)	(1,025)	(997)
Total income before income taxes, net of noncontrolling interests	$56,776	$46,028	$10,748

Excluding the impact of the consolidation of BIBP (pre-tax losses of $10.5 million or $0.24 per diluted share in 2008 and $31.7 million or $0.68 per diluted share in 2007), 2008 income before income taxes, net of noncontrolling interests, was $67.3 million (5.9% of total revenues), compared to $77.7 million (7.3% of total revenues) in 2007. The $10.4 million decrease in income before income taxes (excluding the consolidation of BIBP) was principally due to the following:

•      Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income decreased $5.4 million over the prior year, comprised of the following (in thousands):

	Year Ended
	December 28,	December 30,	Increase
	2008	2007	(Decrease)

Operating income, excluding impairment and disposition losses	$26,515	$26,620	$(105)
Impairment and disposition losses	(6,518)	(1,807)	(4,711)
Gain on lease termination	—	594	(594)
Total segment operating income	$19,997	$25,407	$(5,410)

Domestic Company-owned restaurants’ income from operations, excluding impairment and disposition losses, was comparable to the 2007 results as the significant increase in commodities costs during 2008 was offset by the fixed cost leverage associated with the 1.7% increase in comparable sales for the year and the benefit from units acquired in the third quarter of 2007. Restaurant operating margin on an external basis, excluding the impact of the consolidation of BIBP, was 18.9% which was approximately 1.0% below the 2007 margin primarily due to increased commodities costs.

We recorded restaurant impairment and disposition charges of $6.5 million for the year ended December 28, 2008, compared to $1.8 million in the comparable 2007 period. The charges were primarily associated with the divestiture of 62 Company-owned domestic units during 2008.

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

•      Unallocated Corporate Segment. Unallocated corporate expenses increased $4.7 million as compared to 2007. The components of the unallocated corporate segment were as follows (in thousands):

	Year Ended December 28, 2008	Year Ended December 30, 2007	Increase (Decrease)

General and administrative (a)	$16,372	$17,515	$(1,143)
Net interest	4,961	5,891	(930)
Depreciation	7,770	6,702	1,068
Marketing contributions (b)	3,900	400	3,500
Provisions for uncollectible accountsand notes receivable (c)	4,082	203	3,879
Other expense (income) (d)	(931)	743	(1,674)
Total unallocated corporate expenses	$36,154	$31,454	$4,700

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

The following table summarizes our recorded expense (income) associated with our management incentive programs, which are included in unallocated general and administrative costs (in thousands):

	Year Ended December 28, 2008	Year Ended December 30, 2007

Equity compensation (1)	$2,564	$4,883
Performance unit plan (2)	118	(1,198)
Management incentive bonus plan (3)	3,492	2,711
Total expense	$6,174	$6,396

Decrease		$(222)

(1)     Stock options were awarded to management and members of our board of directors in 2006, 2007 and 2008. The 2006 option awards follow a two-year cliff-vesting period. The 2007 and 2008 awards follow either a two-year cliff-vesting period or a three-year graded vesting period. Additionally, we granted performance and time-based restricted stock in 2006, 2007 and 2008. The 2006 and 2007 restricted stock grants were performance-based and are subject to a three-year cliff-vesting period. The 2008 restricted stock grants were both performance-based and time-based and are subject to a three-year cliff vesting period. At December 28, 2008, there was $3.5 million of unrecognized compensation cost related to non-vested options and restricted stock expected to be recognized during 2009, 2010 and 2011.

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

(b)     The Company contributed discretionary contributions to the national marketing fund and other local advertising cooperatives in both 2007 and 2008. The majority of the 2008 contributions were in response to domestic franchise system support initiatives.

(c)     The increases in the provisions for uncollectible accounts and notes receivable were primarily due to our evaluation of the collectability of our loan issued in connection with the 2006 sale of the Perfect Pizza operations and a loan issued to one domestic franchisee.

(d)     The 2007 results included the write-off of certain obsolete corporate equipment and software.

•      Variable Interest Entities. BIBP incurred an operating loss of $10.5 million in 2008, which was primarily composed of losses associated with cheese sold to domestic Company-owned restaurants and franchise restaurants of $2.1 million and $6.3 million, respectively. For 2007, BIBP reported an operating loss of $31.7 million, which was primarily composed of losses associated with cheese sold to domestic Company-owned restaurants and franchise restaurants of $8.0 million and $22.9 million, respectively. The remainder of the loss in both 2008 and 2007 was primarily composed of interest expense on outstanding debt with a third-party bank and Papa John’s.

Diluted earnings per share were $1.30 in 2008 (including a $0.24 loss from the consolidation of BIBP, a $0.06 gain from the finalization of certain income tax issues and a $0.20 loss from restaurant impairment and disposition losses) compared to $1.09 per diluted share in 2007 (including a $0.68 loss from the consolidation of BIBP, an $0.11 gain from the finalization of certain income tax issues and a $0.04 loss from restaurant impairment and disposition losses). Share repurchase activity during 2008 increased earnings per diluted share by approximately $0.01 ($0.02 excluding the impact of the consolidation of BIBP).

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

Average weekly sales for comparable units include restaurants that were open throughout the periods presented. The comparable sales base for Company-owned and franchised restaurants, respectively, includes restaurants acquired by the Company or divested to franchisees, as the case may be, during the previous twelve months. Average weekly sales for other units include restaurants that were not open throughout the periods presented and include non-traditional sites.

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

Domestic franchise and development fees were $1.6 million in 2008, or a decrease of $3.2 million, from fees of $4.8 million in 2007, consisting of the following (in thousands, except unit data):

	2008	2007	Increase (Decrease)

Total units opened	98	140	(42)
Units opening with no fees	57	38	19

Unit opening fees	$780	$2,000	$(1,220)
Franchise renewal fees	445	2,108	(1,663)
Cancellation, transfer and extension fees	375	650	(275)
Total franchise and development fees	$1,600	$4,758	$(3,158)

Domestic commissary sales increased $30.0 million, or 7.5%, to $429.1 million for 2008, from $399.1 million in 2007, due to increases in the prices of certain commodities, primarily cheese and wheat. Our commissaries charge a fixed-dollar markup on the cost of cheese and cheese cost is based upon the BIBP block price, which increased from an average of $1.45 per pound in 2007 to an average of $1.81 per pound in 2008, a 24.8% increase. Other sales, which include our online and print and promotions businesses, as well as our insurance agency operations, were $61.4 million and $61.8 million for the 2008 and 2007 periods, respectively.

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

Costs and Expenses. The restaurant operating margin at domestic Company-owned units was 18.5% in 2008 compared to 18.3% in 2007, consisting of the following differences as a percentage of Company-owned restaurant sales:

•                  Cost of sales was 0.3% higher as a percentage of sales in 2008 compared to 2007, primarily due to an increase in commodities costs (principally cheese and wheat). The consolidation of BIBP increased cost of sales 0.4% in 2008 and 1.6% in 2007.

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

Domestic commissary and other margin was 9.5% in 2008, compared to 10.9% in 2007. Cost of sales was 74.0% of revenues in 2008, compared to 72.1% for the same period in 2007. Cost of sales, as a percentage of revenues, increased due to increases in the cost of certain commodities that were not passed along via price increases to domestic restaurants and due to the previously mentioned fixed-dollar markup on the cost of cheese. We chose to mitigate certain commodity cost increases at domestic restaurants by supporting the entire domestic system via reduced commissary margins. Salaries and benefits were $35.1 million in 2008, which was relatively consistent with the prior comparable year. Other operating expenses increased approximately $2.0 million in 2008 as compared to 2007, reflecting increases in distribution costs due to higher fuel prices.

We recorded pre-tax losses from the franchise cheese-purchasing program, net of minority interest, of $6.3 million and $22.9 million in 2008 and 2007, respectively. These results only represent the portion of BIBP’s operating income or loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was losses of $10.5 million and $31.7 million in 2008 and 2007, respectively (see the previous table which summarizes BIBP’s operating results for 2008 and 2007).

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

Other general expenses reflected net expense of $19.0 million in 2008, as compared to $6.9 million in 2007 as detailed below (in thousands):

			Increase
	2008	2007	(Decrease)

Restaurant impairment and disposition losses (a)	$8,818	$1,807	$7,011
Disposition and valuation-related costs	1,381	2,981	(1,600)
Provisions for uncollectible accounts and notes receivable (b)	4,511	218	4,293
Pre-opening restaurant costs	250	371	(121)
Marketing contributions (c)	4,267	1,000	3,267
Other	(227)	537	(764)
Total other general expenses	$19,000	$6,914	$12,086

(a)  Primarily represents losses associated with the divestiture of 62 Company-owned domestic units during 2008. In addition, we recorded a goodwill impairment charge of $2.3 million during 2008 associated with our United Kingdom operations.

(b)  The increase in the provisions for uncollectible accounts and notes receivable was primarily due to our evaluation of the collectability of our loan issued in connection with the 2006 sale of the Perfect Pizza operations and a loan issued to one domestic franchisee.

(c)  We contributed discretionary contributions to the national marketing fund and other local advertising cooperatives in both 2007 and 2008. The majority of the 2008 contributions were in response to our previously mentioned domestic franchise system support initiatives.

Depreciation and amortization was $32.8 million (2.9% of revenues) for 2008, as compared to $31.9 million (3.0% of revenues) for 2007. The primary reason for the dollar increase in depreciation and amortization in 2008, as compared to 2007, was due to the acquisition of 42 domestic franchised restaurants during the third quarter of 2007, capital additions we made within our restaurant operations and the addition of certain information technology assets.

Net interest. Net interest expense was $6.7 million in 2008, compared to $6.0 million in 2007. The interest expense for 2008 and 2007 included approximately $700,000 and $500,000, respectively, related to BIBP’s debt with a third-party bank. The increase in our 2008 net interest expense reflected lower investment income than in the 2007 period.

Income Tax Expense. We recognized reductions of $1.7 million and $3.4 million in our customary income tax expense associated with the finalization of certain income tax issues in 2008 and 2007, respectively. Our effective income tax rate was 34.0% in 2008 compared to 28.3% in 2007.

Liquidity and Capital Resources

Our debt is comprised of the following at year end (in thousands):

	2009	2008

Revolving line of credit	$99,000	$123,500
Debt associated with VIEs*	—	7,075
Other	50	79
Total debt	99,050	130,654
Less: current portion of debt	—	(7,075)
Long-term debt	$99,050	$123,579

*Papa John’s is the guarantor of BIBP’s debt (none outstanding at December 27, 2009).

Our revolving line of credit allows us to borrow up to $175.0 million until its expiration date of January 2011. Outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (“LIBOR”) or other bank developed rates at our option. The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit.

The revolving line of credit contains customary affirmative and negative covenants, including the following financial covenants, as defined (the covenants exclude the impact of consolidating BIBP’s operations):

Actual Ratio for the
Year Ended
	Permitted Ratio	December 27, 2009

Leverage Ratio	Not to exceed 2.5 to 1.0	1.1 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.7 to 1.0

We were in compliance with all covenants at December 27, 2009 and December 28, 2008.

Cash flow provided by operating activities increased to $100.9 million in 2009 from $73.1 million in 2008. The consolidation of BIBP increased cash flow from operations by approximately $22.5 million in 2009 and decreased cash flow from operations by approximately $10.5 million in 2008 (as reflected in the net income and deferred income taxes captions in the accompanying “Consolidated Statements of Cash Flows”). Excluding the impact of the consolidation of BIBP, cash flow was $78.4 million in 2009, as compared to $83.6 million in 2008. The $5.2 million decrease in cash flow from operations, excluding the consolidation of BIBP, was primarily due to reductions in net income from operations, excluding impairment and disposition losses.

Cash flow provided by operating activities increased to $73.1 million in 2008 from $61.6 million in 2007. The consolidation of BIBP decreased cash flow from operations by approximately $10.5 million in 2008 and $31.7 million in 2007. Excluding the impact of the consolidation of BIBP, cash flow was $83.6 million in 2008 as compared to $93.3 million in 2007. The $9.7 million decrease was primarily due to a decrease in net income.

The Company’s free cash flow for the last three years was as follows (in thousands):

	Year Ended
	Dec. 27,	Dec. 28,	Dec. 30,
	2009	2008	2007

Net cash provided by operating activities	$100,913	$73,063	$61,591
Gain (loss) from BIBP cheese purchasing entity	(22,543)	10,540	31,709
Purchase of property and equipment	(33,538)	(29,271)	(31,148)
Free cash flow (a)	$44,832	$54,332	$62,152

(a)          Free cash flow is defined as net cash provided by operating activities (from the consolidated statements of cash flows) excluding the impact of BIBP, less the purchase of property and equipment. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures.

During 2007, we acquired 63 Papa John’s restaurants (no significant acquisitions in 2008 or 2009), as summarized below (dollars in thousands):

	Acquistion		Number of	Cash	Recorded
	Month	Location	Restaurants	Paid	Goodwill

2007
	Period 2	Pennsylvania	4	$1,000	$779
	Period 4	Georgia	13	7,400	6,465
	Period 7	Missouri and Kansas	31	10,306	7,266
	Period 8	Maryland	11	6,062	4,663
		Other	4	215	—
Total 2007*			63	$24,983	$19,173

*Substantially all of the remaining purchase price was allocated to acquired property and equipment.

The restaurant acquisitions for 2007 were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition are included in our consolidated financial results.

During 2008, we divested 62 Company-owned restaurants to franchisees (no significant divestitures in 2009 or 2007). Total consideration for the sale of the restaurants was $10.5 million, consisting of cash proceeds of $2.1 million and loans financed by Papa John’s for $8.4 million. The annual revenues of the divested restaurants approximated $38 million.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Purchases of property and equipment amounted to $33.5 million, $29.3 million and $31.1 million in 2009, 2008 and 2007, respectively, and are summarized by operating segment in “Note 20” of “Notes to Consolidated Financial Statements.”

Our Board of Directors has authorized the repurchase of our common stock through December 31, 2010. The following is a summary of our common share repurchases for the last three years (in thousands, except average price per share):

Fiscal Year	Number of Shares Repurchased	Total Cash Paid	Average Price Per Share
2007	2,684	$72,871	$27.15
2008	1,400	$37,697	$26.93
2009	1,319	$28,477	$21.59

Subsequent to year-end (through February 16, 2010), we acquired an additional 43,000 shares at an aggregate cost of $967,000. As of February 16, 2010, approximately $32.8 million remained available for repurchase of common stock under our authorization.

The outstanding principal balance under our revolving line of credit decreased from $134.0 million in 2007 to $123.5 million in 2008 and decreased to $99.0 million in 2009. The decrease in the outstanding debt reflects the Company’s cash flow from operations less amounts expended for capital and share repurchases.

Total 2010 capital expenditures are expected to approximate $40 to $45 million. The planned capital expenditures will include certain technology-based initiatives focused on enhancing our online ordering platform, improving productivity in Company-owned restaurants and commissaries, and the completion of our commissary in the United Kingdom.

We expect to fund the planned capital expenditures and any additional share repurchases of our common stock for the next twelve months from our cash on hand and operating cash flow. Our total debt was $99.0 million at December 27, 2009, compared to $130.7 million, including $7.1 million associated with BIBP, at December 28, 2008 (no outstanding third party BIBP debt at December 27, 2009).

Our $175 million revolving line of credit expires in January 2011. We plan to renew and extend the line of credit during 2010. We do not anticipate any problems in renewing the line of credit due to the level of historical cash flow generated from operating activities.

Contractual obligations and payments as of December 27, 2009 due by year are as follows (in thousands):

	Payments Due by Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Contractual Obligations:

Long-term debt	$—	$50	$—	$—	$50
Revolving line of credit (1)	—	99,000	—	—	99,000
Total debt	—	99,050	—	—	99,050
Operating leases	26,412	43,059	26,020	23,595	119,086
Total contractual obligations	$26,412	$142,109	$26,020	$23,595	$218,136

(1)          Excludes a fair value adjustment of $4.0 million included in other long-term liabilities in the consolidated balance sheet related to our interest rate swaps that hedge against the effect of rising interest rates on forecasted future borrowings.

The above table does not include $3.6 million of unrecognized tax benefits since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority.

Off-Balance Sheet Arrangements

The off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition are leases of Company-owned restaurant sites, QC Centers, office space and transportation equipment.

In connection with the 2006 sale of our former Perfect Pizza operations, we remain contingently liable for payment under approximately 62 lease arrangements, primarily associated with Perfect Pizza restaurant sites for which the Perfect Pizza franchisor is primarily liable. The leases have varying terms, the latest of which expires in 2017. The potential amount of undiscounted payments we could be required to make in the event of non-payment by Perfect Pizza and associated franchisees is approximately $5.8 million. We have not recorded a liability with respect to such leases as of December 27, 2009, as our cross-default provisions with the Perfect Pizza franchisor substantially reduce the risk that we will be required to make payments under these leases at the present time.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$20,978	$—	$—	$—	$20,978

See “Notes 7, 10 and 15” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

The contractual obligations above exclude the debt, operating leases and other commercial commitments associated with franchisee VIEs. The third-party creditors and landlords of the franchisee VIEs do not have any recourse to Papa John’s.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other Company communications constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such statements may relate to projections concerning revenue, earnings, unit growth and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements.

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs; the ability of the Company to pass along such increases in or sustained high costs to franchisees or consumers; the Company is contingently liable for the payment of certain lease arrangements, approximating $5.8 million, involving our former Perfect Pizza operations that were sold in March 2006; the impact of legal claims and current proposed legislation impacting our business; and increased risks associated with our international operations. These and other risk factors are discussed in detail in “Part I. Item 1A. — Risk Factors” of this report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our debt at December 27, 2009 was principally comprised of a $99.0 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

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

The effective interest rate on the line of credit, net of the two interest rate swap agreements, was 4.99% as of December 27, 2009. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of December 27, 2009, net of the interest rate swap agreements, would have no impact on interest expense.

We do not enter into financial instruments to manage foreign currency exchange rates since less than 4% of our total revenues are derived from sales to customers and royalties outside the contiguous United States.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. As previously discussed in “Results of Operations and Critical Accounting Policies and Estimates,” we have a purchasing arrangement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. The BIBP formula used to establish the price of cheese charged to restaurants was modified in 2009. Under the modified price formula, we anticipate BIBP will substantially repay its cumulative deficit by the end of 2011.

Papa John’s consolidates the operating results of BIBP. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our operating results in 2009, 2008 and 2007 and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants.

The following table presents the actual average block price for cheese and the BIBP block price by quarter in 2009, 2008 and 2007:

	Actual Block Price			BIBP Block Price
	2009	2008	2007	2009	2008	2007

Quarter 1	$1.184	$1.904	$1.341	$1.621	$1.608	$1.344
Quarter 2	1.178	1.996	1.684	1.479	1.754	1.379
Quarter 3	1.240	1.859	1.969	1.478	2.042	1.497
Quarter 4	1.548	1.748	1.982	1.608	1.831	1.564
Full Year	$1.288	$1.877	$1.744	$1.547	$1.809	$1.446

The following table presents the average block price for cheese and the average BIBP block price by quarter as projected through 2010 (based on the February 16, 2010 Chicago Mercantile Exchange (CME) milk futures market prices):

	Block Price
	Projected	Projected
	Market	BIBP
	2010	2010

Quarter 1	$1.495	$1.595
Quarter 2	1.455	1.555
Quarter 3	1.593	1.659
Quarter 4	1.623	1.672
Full Year	$1.542	$1.620

The following table presents the 2009, 2008 and 2007 impact by quarter on our pre-tax income due to consolidating BIBP. Additionally, based on the CME milk futures market prices as of February 16, 2010, and the projected 2010 cheese costs to restaurants as determined by the BIBP pricing formula for the next four quarters, the consolidation of BIBP is projected to increase our pre-tax income as follows in 2010 (in thousands):

	Projected	Actual	Actual	Actual
	2010	2009	2008	2007
Quarter 1	$2,329	$9,025	$(7,951)	$(406)
Quarter 2	2,379	6,854	(6,302)	(8,257)
Quarter 3	1,483	5,104	2,826	(10,707)
Quarter 4	1,161	1,560	887	(12,339)
Full Year	$7,352	$22,543	$(10,540)	$(31,709)

The 2010 projections above are based upon current futures market prices. Historically, actual results have been subject to large fluctuations and have differed significantly from previous projections using the futures market prices.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 27, 2009.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Papa John’s International, Inc. and on the effectiveness of our internal controls over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ John H. Schnatter	/s/ J. David Flanery
John H. Schnatter	J. David Flanery
Founder, Chairman and	Senior Vice President and Chief
Chief Executive Officer	Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Papa John’s International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and subsidiaries at December 27, 2009 and December 28, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2009 the Company changed its method of accounting for noncontrolling interests in subsidiaries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Papa John’s International, Inc.’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 23, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Papa John’s International, Inc.

We have audited Papa John’s International, Inc.’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Papa John’s International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in the Annual Report on Form 10-K for the fiscal year ended December 27, 2009. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Papa John’s International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2009 and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 23, 2010

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Years Ended
	December 27,	December 28,	December 30,
	2009	2008	2007
Domestic revenues:
Company-owned restaurant sales	$503,818	$533,255	$504,330
Variable interest entities restaurant sales	37,735	8,328	7,131
Franchise royalties	61,012	59,704	55,283
Franchise and development fees	519	1,600	4,758
Commissary sales	407,437	429,068	399,099
Other sales	54,045	61,415	61,820
International revenues:
Royalties and franchise and development fees	13,244	12,868	10,314
Restaurant and commissary sales	28,223	25,849	20,860
Total revenues	1,106,033	1,132,087	1,063,595
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	100,863	120,545	112,773
Salaries and benefits	146,116	158,276	152,043
Advertising and related costs	45,593	48,547	47,121
Occupancy costs	31,685	34,973	31,866
Other operating expenses	69,946	72,349	68,460
Total domestic Company-owned restaurant expenses	394,203	434,690	412,263
Variable interest entities restaurant expenses	29,672	7,360	6,018
Domestic commissary and other expenses:
Cost of sales	341,775	363,042	332,163
Salaries and benefits	33,839	35,090	34,622
Other operating expenses	43,595	45,732	43,766
Total domestic commissary and other expenses	419,209	443,864	410,551
Loss (income) from the franchise cheese-purchasing program, net of minority interest	(18,079)	6,296	22,853
International operating expenses	24,356	22,822	18,718
General and administrative expenses	112,909	99,723	101,340
Other general expenses	15,728	19,000	6,914
Depreciation and amortization	32,756	32,846	31,866
Total costs and expenses	1,010,754	1,066,601	1,010,523
Operating income	95,279	65,486	53,072
Investment income	629	848	1,446
Interest expense	(5,714)	(7,536)	(7,465)
Income before income taxes	90,194	58,798	47,053
Income tax expense	28,985	19,980	13,293
Net income, including noncontrolling interests	$61,209	$38,818	$33,760
Less: income attributable to noncontrolling interests	(3,756)	(2,022)	(1,025)
Net income, net of noncontrolling interests	$57,453	$36,796	$32,735

Basic earnings per common share	$2.07	$1.31	$1.10
Earnings per common share - assuming dilution	$2.06	$1.30	$1.09

Basic weighted average shares outstanding	27,738	28,124	29,666
Diluted weighted average shares outstanding	27,909	28,264	30,017

Supplemental data (see Note 14):
Revenues - affiliates	$22,473	$25,070	$24,250
Other income - affiliates	57	—	61

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 27,	December 28,
(In thousands, except per share amounts)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$28,219	$10,987
Accounts receivable (less allowance for doubtful accounts of $2,791 in 2009 and $3,003 in 2008)	21,496	22,921
Accounts receivable - affiliates (no allowance for doubtful accounts in 2009 and 2008)	648	854
Inventories	15,767	16,872
Prepaid expenses	9,113	9,797
Other current assets	3,748	5,275
Assets held for sale	—	1,540
Deferred income taxes	8,408	7,102
Total current assets	87,399	75,348
Investments	1,382	530
Net property and equipment	194,242	189,992
Notes receivable (less allowance for doubtful accounts of $6,852 in 2009 and $5,445 in 2008)	8,643	7,594
Deferred income taxes	6,804	17,518
Goodwill	76,475	76,914
Other assets	22,150	18,572
Total assets	$397,095	$386,468

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,675	$29,148
Income and other taxes	5,854	9,685
Accrued expenses	54,241	54,220
Current portion of debt	—	7,075
Total current liabilities	88,770	100,128
Unearned franchise and development fees	5,668	5,916
Long-term debt, net of current portion	99,050	123,579
Other long-term liabilities	18,570	18,607
Stockholders’ equity:
Preferred stock ($.01 par value per share; authorized 5,000 shares, no shares issued)	—	—
Common stock ($.01 par value per share; authorized 50,000 shares, issued 35,738 in 2009 and 35,126 in 2008)	358	352
Additional paid-in capital	231,720	216,553
Accumulated other comprehensive loss	(1,084)	(3,818)
Retained earnings	191,212	133,759
Treasury stock (8,808 shares in 2009 and 7,489 shares in 2008, at cost)	(245,337)	(216,860)
Total stockholders’ equity, net of noncontrolling interests	176,869	129,986
Noncontrolling interests in subsidiaries	8,168	8,252
Total stockholders’ equity	185,037	138,238
Total liabilities and stockholders’ equity	$397,095	$386,468

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity
Balance at December 31, 2006	30,696	$341	$187,990	$515	$63,614	$(106,292)	$6,227	$152,395
Cumulative effect of adoption of income tax guidance	—	—	—	—	614	—	—	614
Adjusted balance at January 1, 2007	30,696	341	187,990	515	64,228	(106,292)	6,227	153,009
Comprehensive income:
Net income	—	—	—	—	32,735	—	1,025	33,760
Change in valuation of interest rate swap agreements, net of tax of ($744)	—	—	—	(1,294)	—	—	—	(1,294)
Foreign currency translation	—	—	—	935	—	—	—	935
Comprehensive income								33,401
Exercise of stock options	765	8	12,211	—	—	—	—	12,219
Tax effect of non-qualified stock options	—	—	3,325	—	—	—	—	3,325
Acquisition of Company common stock	(2,684)	—	—	—	—	(72,871)	—	(72,871)
Net contributions (distributions) – noncontrolling interests	—	—	—	—	—	—	783	783
Other	—	—	5,072	—	—	—	—	5,072
Balance at December 30, 2007	28,777	349	208,598	156	96,963	(179,163)	8,035	134,938
Comprehensive income:
Net income	—	—	—	—	36,796	—	2,022	38,818
Change in valuation of interest rate swap agreements, net of tax of ($1,474)	—	—	—	(2,650)	—	—	—	(2,650)
Foreign currency translation	—	—	—	(1,230)	—	—	—	(1,230)
Other	—	—	—	(94)	—	—	—	(94)
Comprehensive income								34,844
Exercise of stock options	260	3	4,620	—	—	—	—	4,623
Tax effect of non-qualified stock options	—	—	771	—	—	—	—	771
Acquisition of Company common stock	(1,400)	—	—	—	—	(37,697)	—	(37,697)
Net contributions (distributions) – noncontrolling interests	—	—	—	—	—	—	(1,805)	(1,805)
Other	—	—	2,564	—	—	—	—	2,564
Balance at December 28, 2008	27,637	352	216,553	(3,818)	133,759	(216,860)	8,252	138,238
Comprehensive income:
Net income	—	—	—	—	57,453	—	3,756	61,209
Change in valuation of interest rate swap agreements, net of tax of $781	—	—	—	1,388	—	—	—	1,388
Foreign currency translation	—	—	—	1,310	—	—	—	1,310
Other	—	—	—	36	—	—	—	36
Comprehensive income								63,943
Exercise of stock options	612	6	9,824	—	—	—	—	9,830
Tax effect of non-qualified stock options	—	—	(342)	—	—	—	—	(342)
Acquisition of Company common stock	(1,319)	—	—	—	—	(28,477)	—	(28,477)
Net contributions (distributions) – noncontrolling interests	—	—	—	—	—	—	(3,840)	(3,840)
Other	—	—	5,685	—	—	—	—	5,685
Balance at December 27, 2009	26,930	$358	$231,720	$(1,084)	$191,212	$(245,337)	$8,168	$185,037

At December 30, 2007, the accumulated other comprehensive income of $156 was comprised of unrealized foreign currency translation gains of $1,450 and a net unrealized gain on investments of $7, offset by a net unrealized loss on the interest rate swap agreements of $1,301.

At December 28, 2008, the accumulated other comprehensive loss of $3,818 was comprised of a net unrealized loss on the interest rate swap agreements of $3,950 and an $88 pension plan liability for PJUK, offset by unrealized foreign currency translation gains of $220.

At December 27, 2009, the accumulated other comprehensive loss of $1,084 was comprised of a net unrealized loss on the interest rate swap agreements of $2,563 and a $52 pension plan liability for PJUK, offset by unrealized foreign currency translation gains of $1,531.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	December 27,	December 28,	December 30,
	2009	2008	2007
Operating activities
Net income, net of noncontrolling interests	$57,453	$36,796	$32,735
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant impairment and disposition losses	657	8,818	1,807
Provision for uncollectible accounts and notes receivable	2,242	5,769	1,718
Depreciation and amortization	32,756	32,846	31,866
Deferred income taxes	7,469	(3,608)	(10,779)
Stock-based compensation expense	5,817	2,564	4,883
Excess tax benefit related to exercise of non-qualified stock options	(1,035)	(771)	(3,325)
Other	1,486	1,255	5,564
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	154	(5,162)	(183)
Inventories	1,114	1,833	7,915
Prepaid expenses	706	914	(3,402)
Other current assets	2,009	446	2,468
Other assets and liabilities	(3,813)	(2,913)	(7,092)
Accounts payable	(1,879)	(2,009)	1,893
Income and other taxes	(3,831)	(1,181)	(3,656)
Accrued expenses	(144)	(2,166)	457
Unearned franchise and development fees	(248)	(368)	(1,278)
Net cash provided by operating activities	100,913	73,063	61,591
Investing activities
Purchase of property and equipment	(33,538)	(29,271)	(31,148)
Purchase of investments	(1,187)	(632)	(303)
Proceeds from sale or maturity of investments	335	927	731
Loans issued	(11,635)	(1,468)	(6,541)
Loan repayments	8,496	2,017	6,257
Acquisitions	(464)	(183)	(24,983)
Proceeds from divestitures of restaurants	830	2,145	632
Other	756	233	32
Net cash used in investing activities	(36,407)	(26,232)	(55,323)
Financing activities
Net proceeds (repayments) from line of credit facility	(24,500)	(10,500)	37,500
Net proceeds (repayments) from short-term debt - variable interest entities	(7,075)	(1,625)	8,175
Excess tax benefit related to exercise of non-qualified stock options	1,035	771	3,325
Proceeds from exercise of stock options	9,830	4,623	12,219
Acquisition of Company common stock	(28,477)	(37,697)	(72,871)
Noncontrolling interests, net of contributions and distributions	(84)	217	1,808
Other	734	82	(773)
Net cash used in financing activities	(48,537)	(44,129)	(10,617)
Effect of exchange rate changes on cash and cash equivalents	176	(592)	247
Change in cash and cash equivalents	16,145	2,110	(4,102)
Cash recorded from consolidation of VIEs	1,087	—	—
Cash and cash equivalents at beginning of year	10,987	8,877	12,979
Cash and cash equivalents at end of year	$28,219	$10,987	$8,877

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

Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (“Codification” or “ASC”) which became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganized the literature and changed the naming mechanism by which topics are referenced. Companies were required to begin using the Codification for interim and annual periods ending after September 15, 2009. As required, references to pre-codification accounting literature have been changed throughout this Annual Report on Form 10-K to appropriately reference the Codification. The consolidated results of the Company were not impacted by this change.

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

Depreciation expense was $31.9 million in 2009, $31.8 million in 2008 and $30.6 million in 2007.

Leases

Lease expense is recognized on a straight-line basis over the expected life of the lease term. A lease term often includes option periods, available at the inception of the lease, when failure to renew the lease would impose a penalty to us. Such penalty may include the recognition of impairment on our leasehold improvements should we choose not to continue the use of the leased property.

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

During 2008, we sold to domestic franchisees a total of 62 Company-owned restaurants located primarily in three markets. As part of the sales of these restaurants, we recorded a $3.6 million intangible asset for the investment in the continuing franchise agreement, representing the discounted value of the royalties we will receive over the next ten years from the purchaser/franchisee. The intangible asset will be amortized over the ten-year franchise agreement as a reduction in royalty income of $360,000 annually. The intangible asset is recorded in other assets in the accompanying consolidated balance sheet at December 27, 2009 with a remaining value of $3.2 million.

At December 27, 2009, we had a net investment of approximately $21.8 million associated with our United Kingdom subsidiary (PJUK). During 2008, we recorded a goodwill impairment charge of $2.3 million associated with our PJUK operations (none in 2009 or 2007). We updated our evaluation of the fair value of our PJUK subsidiary in 2009. Our analysis indicated the fair value exceeded the carrying value by approximately 10%. The goodwill allocated to this entity approximated $15.2 million at December 27, 2009. We have developed plans for PJUK to continue to improve its operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans.

We updated our evaluation of the fair value of our investment in our domestic company-owned restaurants during 2009. We test for goodwill impairment at the region level, which is one step below the reporting segment level. Based on our evaluation, our West Region which has goodwill of approximately $20.8 million at December 27, 2009 could be subject to future impairment if operations deteriorate from their present levels. The estimated fair value of our West Region exceeded the carrying value by approximately 10%.

If our initiatives with PJUK and certain domestic markets are not successful, future impairment charges could occur. See Note 6 for additional information.

Restaurant Closures

We recognize the costs associated with restaurant closures at the time such costs are actually incurred, generally expected to be at the time the closing occurs.

Deferred Costs

We defer certain systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $800,000 in 2009, $750,000 in 2008 and $600,000 in 2007.

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

As of December 27, 2009, we had a net deferred income tax asset balance of $15.2 million, of which approximately $7.1 million relates to the net operating loss carryforward of BIBP. We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

We adopted the latest guidance prescribed by the ASC Income Tax topic on January 1, 2007. This guidance sets the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, the guidance expanded the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. As a result of the implementation of the new requirement, we recognized a $614,000 decrease in the liability for unrecognized tax benefits, which is accounted for as an increase to the January 1, 2007 balance of retained earnings.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.  We recognized reductions of $1.2 million, $1.7 million and $3.4 million in our customary income tax expense associated with the finalization of certain income tax issues in 2009, 2008 and 2007, respectively (see “Note 13” of “Notes to Consolidated Financial Statements”).

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

The assets of the Co-op Funds in which we possess majority voting rights, and thus control the cooperatives, are consolidated in Other Current Assets in our Consolidated Balance Sheets.

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

Stock-Based Compensation

Compensation expense for equity grants is estimated on the grant date, net of projected forfeitures. Stock options are valued using a Black-Scholes option pricing model. Our specific weighted-average assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are included in Note 18. Restricted stock is valued based on the market price of the Company’s shares on the date of grant.

Fair Value Measurements and Disclosures

The Fair Value Measurements and Disclosures topic of the FASB’s ASC requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The new guideline required a phase-in approach:  (1) phase one was effective for financial assets and liabilities in our first quarter of 2008 and (2) phase two was effective for non-financial assets and liabilities in our first quarter of fiscal 2009. The new provisions did not have a significant impact on our 2008 or 2009 financial statements.

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•                  Level 1: Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 27, 2009 and December 28, 2008 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

December 27, 2009
Financial assets:
Investments	$1,382	$1,382	$—	$—
Non-qualified deferred compensation plan	11,754	11,754	—	—

Financial liabilities:
Interest rate swaps	4,044	—	4,044	—

December 28, 2008
Financial assets:
Investments	$530	$530	$—	$—
Non-qualified deferred compensation plan	8,887	8,887	—	—

Financial liabilities:
Interest rate swaps	6,173	—	6,173	—

Additionally, the adoption for non-financial assets and liabilities in fiscal 2009 did not have a significant impact on our estimated value related to long-lived and intangible assets, such as our annual fair value evaluation of our United Kingdom subsidiary, PJUK, and domestic Company-owned restaurants.

Derivative Financial Instruments

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. At inception and on an ongoing basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

We recognized a gain of $2.2 million ($1.4 million after tax) in accumulated other comprehensive income (loss) in 2009 and losses of $4.1 million ($2.7 million after tax) in 2008 and $2.0 million ($1.3 million after tax) in 2007 for the net change in fair value of our derivatives associated with our debt agreements. The ineffective portion of our hedge was $40,000 in 2009 (none in 2008 and 2007). Fair value is based on quoted market prices. See Note 7 for additional information on our debt and credit arrangements.

Earnings per Share

The calculations of basic earnings per common share and earnings per common share — assuming dilution for the years ended December 27, 2009, December 28, 2008 and December 30, 2007 are as follows (in thousands, except per share data):

	2009	2008	2007
Basic earnings per common share:
Net income, net of noncontrolling interests	$57,453	$36,796	$32,735
Weighted average shares outstanding	27,738	28,124	29,666
Basic earnings per common share	$2.07	$1.31	$1.10

Earnings per common share - assuming dilution:
Net income, net of noncontrolling interests	$57,453	$36,796	$32,735

Weighted average shares outstanding	27,738	28,124	29,666
Dilutive effect of outstanding compensation awards	171	140	351
Diluted weighted average shares outstanding	27,909	28,264	30,017
Earnings per common share - assuming dilution	$2.06	$1.30	$1.09

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 1.4 million in 2009, 1.5 million in 2008 and 895,000 in 2007.

New Accounting Pronouncements

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

Consolidation

Noncontrolling interests. The Consolidation topic of the ASC requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The Consolidation topic further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. Additionally, disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. The presentation and disclosure requirements that became effective in 2009 were applied retrospectively for all periods presented, and thus, the prior year financial statements have been modified to incorporate the new requirements.

Papa John’s had two joint venture arrangements as of December 27, 2009, December 28, 2008 and December 30, 2007, which were as follows:

	Restaurants			Noncontrolling
	as of	Restaurant	Papa John’s	Interest
	December 27, 2009	Locations	Ownership *	Ownership *

Star Papa, LP	75	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%

*The ownership percentages were the same for the 2009, 2008 and 2007 years presented in the accompanying consolidated financial statements.

The pre-tax income of the joint ventures totaled $9.9 million for 2009, $5.7 million for 2008 and $3.5 million for 2007. The portion of pre-tax income attributable to the noncontrolling interest holders was $3.8 million for 2009, $2.0 million for 2008 and $1.0 million for 2007. The noncontrolling interest holders’ equity in the joint venture arrangements totaled $8.2 million as of December 27, 2009, $8.3 million as of December 28, 2008 and $8.0 million as of December 30, 2007.

Variable Interest Entities. In 2009, the FASB amended the consolidation principles associated with variable interest entities (VIEs) accounting, as defined in the Consolidation topic of the ASC. The objective is to improve the financial reporting of companies involved with VIEs. As required, the provisions are applicable for entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated from the ASC’s Transfers and Servicing topic. The new guidance amends previous accounting guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additionally, a company is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Prior to this statement, a company was only required to reassess the status when specific events occurred.

We are required to adopt the new guidance specified in the Consolidation topic for our first quarter of 2010. We expect the adoption to result in the deconsolidation of certain franchise entities that are consolidated in our financial statements. These entities reported revenues of $37.7 million in 2009, which are consolidated in our financial statements; however, the consolidation of the entities has had no impact on our operating results during the past three years.

Derivatives and Hedging

In 2009, Papa John’s adopted the latest provisions of the ASC topic, Derivatives and Hedging. The guidance enhanced the required disclosures regarding derivatives and hedging activities, including disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. See Note 7 for additional information.

Subsequent Events

The Subsequent Events topic of the ASC requires public companies to evaluate subsequent events through the date the financial statements are issued. Accordingly, we evaluated for subsequent events occurring after December 27, 2009 (our financial statement date) through February 23, 2010 (the date this report was filed). We determined no subsequent events disclosures were required.

3.  Accounting for Variable Interest Entities

The Consolidation topic of the ASC provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

Consolidation of a VIE is required if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest is also required.

We have a purchasing arrangement with BIBP, a special-purpose entity formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set price. Effective in March 2009, we modified the BIBP formula to establish the price of cheese on a more frequent basis at the projected spot market prices. At the current rate of repayment, BIBP’s cumulative deficit would be substantially repaid at the end of 2011. PJFS purchased $142.4 million, $165.4 million and $138.2 million of cheese from BIBP during 2009, 2008 and 2007, respectively.

We are deemed the primary beneficiary of BIBP, a VIE, for accounting purposes. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized pre-tax income of $22.5 million ($14.6 million net of tax, or $0.52 per diluted share) in 2009 and pre-tax losses of $10.5 million ($6.9 million net of tax, or $0.24 per diluted share) and $31.7 million ($20.5 million net of tax, or $0.68 per diluted share) in 2008 and 2007, respectively, reflecting BIBP’s operating income (losses), net of BIBP’s shareholders’ equity. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the noted volatility of the cheese market, but is not expected to be cumulatively significant over time.

At December 27, 2009, BIBP has a $10.0 million line of credit with a commercial bank, which is guaranteed by Papa John’s (no borrowings as of December 27, 2009). In addition, Papa John’s agreed to provide additional funding in the form of a loan to BIBP. As of December 27, 2009, BIBP had a letter of credit of $3.0 million outstanding under the commercial line of credit facility and $24.6 million under the line of credit from Papa John’s (the $24.6 million outstanding balance under the Papa John’s line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s). As of December 28, 2008, BIBP had borrowings of $7.1 million and a letter of credit of $3.0 million outstanding under the commercial line of credit facility and $35.7 million under the line of credit from Papa John’s (the $35.7 million outstanding balance under the Papa John’s line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s). BIBP had outstanding borrowings of $23.5 million under the line of credit from Papa John’s as of February 16, 2010 (no borrowings under the commercial line of credit facility).

In addition, Papa John’s has extended loans to certain franchisees. Papa John’s was deemed the primary beneficiary of certain franchise entities in 2009, 2008 and 2007, even though we have no ownership interest in them. The consolidation of the franchise entities has had no significant impact on Papa John’s operating results. We expect the adoption of the new guidance required by the ASC’s Consolidation topic in fiscal 2010 to result in the deconsolidation of these franchise entities.

The following table summarizes the balance sheets for our consolidated VIEs as of December 27, 2009 and December 28, 2008:

	December 27, 2009			December 28, 2008
(In thousands)	BIBP	Franchisees	Total	BIBP	Franchisees	Total

Assets:
Cash and cash equivalents	$3,857	$2,762	$6,619	$—	$70	$70
Accounts receivable - Papa John’s	469	—	469	4,687	—	4,687
Other current assets	1,917	643	2,560	1,089	55	1,144
Net property and equipment	—	6,271	6,271	—	4,314	4,314
Goodwill	—	1,409	1,409	—	4,556	4,556
Deferred income taxes	7,064	—	7,064	15,057	—	15,057
Total assets	$13,307	$11,085	$24,392	$20,833	$8,995	$29,828

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$1,596	$1,685	$3,281	$5,391	$381	$5,772
Short-term debt - third party	—	—	—	7,075	—	7,075
Short-term debt - Papa John’s	24,633	7,716	32,349	35,743	7,991	43,734
Total liabilities	26,229	9,401	35,630	48,209	8,372	56,581
Stockholders’ equity (deficit)	(12,922)	1,684	(11,238)	(27,376)	623	(26,753)
Total liabilities and stockholders’ equity (deficit)	$13,307	$11,085	$24,392	$20,833	$8,995	$29,828

4.  Acquisitions

We acquired 63 Papa John’s restaurants during 2007 as summarized below (dollars in thousands).

	Acquistion		Number of	Cash	Recorded
	Month	Location	Restaurants	Paid	Goodwill

2007
	Period 2	Pennsylvania	4	$1,000	$779
	Period 4	Georgia	13	7,400	6,465
	Period 7	Missouri and Kansas	31	10,306	7,266
	Period 8	Maryland	11	6,062	4,663
		Other	4	215	—
Total 2007*			63	$24,983	$19,173

*Substantially all of the remaining purchase price was allocated to acquired property and equipment.

We acquired 11 restaurants in Florida in 2009 at a purchase price of $2.8 million, which was comprised of a cash payment of approximately $460,000 and the cancellation of a $2.3 million note due to us. We recorded goodwill of $1.5 million associated with this acquisition. There were no significant acquisitions during 2008.

The business combinations were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial statements. The goodwill associated with the above-mentioned acquisitions is eligible for deduction over 15 years under U.S. tax regulations.

5.  Goodwill and Other Intangible Assets

Our consolidated balance sheets include $76.5 million and $76.9 million of goodwill at December 27, 2009 and December 28, 2008, respectively, net of accumulated amortization of $5.5 million in both 2009 and 2008. The changes in the carrying amount of goodwill by reportable segment for the years ended December 27, 2009 and December 28, 2008 are as follows:

			Variable
	Domestic		Interest	All
(in thousands)	Restaurants	International	Entities	Others	Total

Balance as of December 30, 2007	$64,866	$20,748	$455	$436	$86,505
Divestitures	(11,392)	—	—	—	(11,392)
Impairment charge	—	(2,300)	—	—	(2,300)
Consolidation of VIEs	—	—	4,101	—	4,101
Balance as of December 28, 2008	53,474	18,448	4,556	436	76,914
Acquisitions	1,546	—	—	—	1,546
Divestitures	(19)	—	—	—	(19)
Consolidation of VIEs	—	—	(3,147)	—	(3,147)
Other	259	922	—	—	1,181
Balance as of December 27, 2009	$55,260	$19,370	$1,409	$436	$76,475

See Notes 4 and 6 for discussions of acquisitions and dispositions of Company-owned restaurants.

6. Restaurant Impairment and Dispositions

The following table summarizes restaurant impairment and disposition losses (gains) included in other general expenses in the accompanying consolidated statements of income during 2009, 2008 and 2007:

(in thousands)	2009	2008	2007

Net book value of divested restaurants	$659	$15,915	$680
Intangible asset - investment in continuing franchise agreement (2)	—	(3,579)	—
Adjusted net book value of divested restaurants	659	12,336	680

Cash proceeds received (1)	830	2,145	632
Fair value of notes receivable	312	6,857	—
Total consideration at fair value (1)	1,142	9,002	632
(Gain) loss on restaurants sold	(483)	3,334	48

Loss on domestic restaurant closures and restaurants to be sold (3)	1,140	2,441	1,569
Adjustment to long-lived asset impairment reserves (4)	—	743	190
PJUK impairment charge (5)	—	2,300	—
Total restaurant impairment and disposition losses	$657	$8,818	$1,807

(1)           We sold 12, 62 and four Company-owned restaurants to franchisees in 2009, 2008 and 2007, respectively. As a part of the agreements to sell some of the restaurants, we received notes receivable totaling $500,000 in 2009 and $8.4 million (fair value of $6.9 million) in 2008.

(2)           As a part of the sales of these restaurants in 2008, we recorded a $3.6 million intangible asset for the investment in the continuing franchise agreement, representing the discounted value of the royalties we will receive over the next ten years. The $3.6 million intangible asset will be amortized over the ten-year franchise agreement as a reduction in royalty income of $360,000 annually. The intangible assets are recorded in other assets in the accompanying consolidated balance sheets at net book values of $3.2 million and $3.5 million at December 27, 2009 and December 28, 2008, respectively.

(3)           During the fourth quarter of 2007, we decided to close ten domestic restaurants (five were closed in 2007 and the remainder were closed in early 2008), which were located in five markets, due to deteriorating economic performance and an insufficient outlook for improvement. We recorded pre-tax expense of approximately $800,000 associated with the closure of these restaurants. In addition, during 2007, we decided to sell four restaurants located in one market. We recorded a pre-tax charge of $765,000 to reflect our estimated fair value associated with these restaurants that were sold during 2008.

During the fourth quarter of 2008, we decided to sell seven restaurants located in one market. We recorded a pre-tax charge of $1.2 million to reflect our estimated fair value associated with these restaurants. We classified the restaurants as held for sale in the accompanying balance sheet, because we anticipated the sale to be completed during 2009. We also recorded $1.2 million in charges during 2008 associated with closed restaurants.

During 2009, we closed two of the above-mentioned seven restaurants that were classified as held for sale and determined we would continue to operate the remaining five restaurants. There was no significant impact on our 2009 operating results due to these decisions. We recorded $1.1 million in charges during 2009 associated with closed restaurants.

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

(5)           During 2008, we recorded a goodwill impairment charge of $2.3 million associated with our PJUK operations.

7. Debt and Credit Arrangements

Debt and credit arrangements consist of the following (in thousands):

	2009	2008

Revolving line of credit	$99,000	$123,500
Debt associated with VIEs*	—	7,075
Other	50	79
Total debt	99,050	130,654
Less: current portion of debt	—	(7,075)
Long-term debt	$99,050	$123,579

*Papa John’s is the guarantor of BIBP’s debt (none outstanding at December 27, 2009).

In January 2006, we executed a five-year, unsecured Revolving Credit Facility (“Credit Facility”) totaling $175.0 million. Under the Credit Facility, outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option.  The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The remaining availability under our line of credit, reduced for certain outstanding letters of credit, approximated $58.0 million and $31.1 million as of December 27, 2009 and December 28, 2008, respectively. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At December 27, 2009 and December 28, 2008, we were in compliance with these covenants.

We presently have two interest rate swap agreements that provide for fixed interest rates, as compared to LIBOR, as follows:

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

The following tables provide information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

Fair Values of Derivative Instruments

	Liability Derivatives
	Balance Sheet Location	Fair Value 2009	Fair Value 2008

Derivatives designated as hedging instruments:

Interest rate swaps	Other long-term liabilities	$4,044	$6,173

There were no derivatives that were not designated as hedging instruments under the provisions of the ASC topic, Derivatives and Hedging.

Effect of Derivative Instruments on the Consolidated Financial Statements

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)*

Interest rate swaps:

2009	$1,388	Interest expense	$(4,037)	Interest expense	$(40)
2008	$(2,650)	Interest expense	$(1,964)	Interest expense	$—
2007	$(1,294)	Interest expense	$197	Interest expense	$—

*A portion of our second interest rate swap became over-hedged in 2009 since the outstanding debt balance associated with this swap was $49 million (floating rate debt of the swap is $50 million).

The weighted average interest rates for our Credit Facility, including the impact of the previously mentioned swap agreements, were 4.8%, 5.0% and 5.7% in fiscal 2009, 2008 and 2007, respectively. Interest paid, including payments made or received under the swaps, was $5.5 million in 2009 and $7.4 million in both 2008 and 2007. As of December 27, 2009, the portion of the $4.0 million interest rate swap liability that would be reclassified into earnings during the next 12 months as interest expense approximates $3.7 million.

8.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2009	2008
Land	$32,876	$31,450
Buildings and improvements	83,765	79,586
Leasehold improvements	89,272	82,319
Equipment and other	199,993	190,913
Construction in progress	6,331	3,812
	412,237	388,080
Less accumulated depreciation and amortization	(217,995)	(198,088)
Net property and equipment	$194,242	$189,992

9.  Notes Receivable

Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the acquisition, construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. Loans outstanding were approximately $8.6 million on a consolidated basis as of December 27, 2009, net of allowance for doubtful accounts (our $24.6 million loan was eliminated upon consolidating BIBP and $7.7 million of loans were eliminated upon consolidating franchisee VIEs) and $7.6 million as of December 28, 2008, net of allowance for doubtful accounts ($35.7 million was eliminated upon consolidating BIBP and $8.0 million was eliminated upon consolidating franchisee VIEs).

Notes receivable bear interest at fixed or floating rates (with an average stated rate of 6.4% at December 27, 2009), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans approximate market value. Interest income recorded on franchisee loans was approximately $535,000 in 2009, $349,000 in 2008 and $811,000 in 2007 and is reported in investment income in the accompanying consolidated statements of income.

We established reserves of $6.9 million and $5.4 million as of December 27, 2009 and December 28, 2008, respectively, for potentially uncollectible notes receivable. We concluded the reserves were necessary due to certain borrowers’ economic performance and underlying collateral value.

10. Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees are self-insured up to certain individual and aggregate reinsurance levels. Losses are accrued based upon estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company. Our estimated corporate insurance reserves totaled $18.6 million in 2009 and $18.8 million in 2008.

From October 2000 through September 2004, our franchisee insurance program, which provides insurance to our franchisees, was self-insured up to certain coverage limits. Beginning in October 2004, a third-party commercial insurance company began providing fully-insured coverage to franchisees participating in the franchise insurance program. Accordingly, the 2004 agreement eliminates our risk of loss for franchise insurance coverage written after September 2004. Our operating income will still be subject to potential adjustments for changes in estimated insurance reserves for policies written from the inception of the captive insurance company in October 2000 to September 2004. Such adjustments, if any, will be determined in part based upon periodic actuarial valuations.

Our estimated liabilities for claims loss reserves associated with the franchise insurance program are $1.8 million at December 27, 2009 and $2.9 million at December 28, 2008, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Investments of $1.4 million and $530,000 as of December 27, 2009 and December 28, 2008, respectively, are held by the captive insurance subsidiary to fund these estimated liabilities and are classified as long-term investments in the accompanying consolidated balance sheets.

We are a party to standby letters of credit with off-balance sheet risk associated with our insurance programs. The total amount committed under letters of credit for these programs was $20.9 million at December 27, 2009.

11.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2009	2008
Self-insurance reserves	$18,551	$18,777
Salaries, benefits and bonuses	13,101	13,676
Purchases	7,078	3,200
Rent	5,641	5,348
Consulting and professional fees	1,791	1,779
Marketing	1,309	4,215
Utilities	1,169	1,001
Interest	409	296
Other	5,192	5,928
Total	$54,241	$54,220

12.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	2009	2008
Deferred compensation plan	$10,724	$8,395
Captive insurance claims loss reserves	1,754	2,880
Interest rate swaps	4,044	6,173
Minority interest - variable interest entities	1,684	623
Other	364	536
Total	$18,570	$18,607

13.  Income Taxes

A summary of the provision (benefit) for income taxes follows (in thousands):

	2009	2008	2007
Current:
Federal	$18,551	$20,500	$21,107
Foreign	904	810	620
State and local	2,061	2,278	2,345
Deferred (federal and state)	7,469	(3,608)	(10,779)
Total	$28,985	$19,980	$13,293

Significant deferred tax assets (liabilities) follow (in thousands):

	2009	2008
Unearned development fees	$2,034	$2,101
Accrued liabilities	12,861	10,911
Other assets and liabilities	6,022	5,697
BIBP net operating loss	7,064	15,057
Stock options	4,816	4,517
Other	1,496	2,277
Foreign net operating losses	8,332	7,203
Valuation allowance on foreign net operating losses	(8,332)	(7,203)
Total deferred tax assets	34,293	40,560

Deferred expenses	(2,461)	(1,946)
Accelerated depreciation	(5,349)	(3,827)
Goodwill	(6,254)	(5,997)
Other	(5,017)	(4,170)
Total deferred tax liabilities	(19,081)	(15,940)
Net deferred tax assets	$15,212	$24,620

The Company had approximately $30.1 million and $26.0 million of foreign tax net operating loss carryovers as of December 27, 2009 and December 28, 2008, respectively, for which a valuation allowance has been provided. A substantial majority of our foreign tax net operating losses do not have an expiration date.

Management believes it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of the recorded net deferred tax assets for federal and state purposes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 27, 2009, December 28, 2008 and December 30, 2007 is as follows in both dollars and as a percentage of income before income taxes ($ in thousands):

	2009		2008		2007
	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate
Tax at U.S. federal statutory rate	$31,568	35.0%	$20,579	35.0%	$16,469	35.0%
State and local income taxes	2,037	2.2%	1,507	2.6%	1,189	2.5%
Foreign income taxes	904	1.0%	810	1.4%	620	1.3%
Settlement of certain tax issues	(1,238)	(1.4)%	(1,684)	(2.9)%	(3,408)	(7.2)%
Tax associated with noncontrolling interests	(1,397)	(1.5)%	(753)	(1.3)%	(382)	(0.8)%
Non-qualified deferred compensation plan (income) loss	(803)	(0.9)%	1,235	2.1%	(184)	(0.4)%
Tax credits and other	(2,086)	(2.3)%	(1,714)	(2.9)%	(1,011)	(2.1)%
Total	$28,985	32.1%	$19,980	34.0%	$13,293	28.3%

Income taxes paid were $24.8 million in 2009, $23.9 million in 2008 and $24.0 million in 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.  The Company is currently undergoing examinations by various tax authorities. The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $549,000 during the next 12 months.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2007	$5,849
Reductions for tax positions of prior years	(464)
Reductions for lapse of statute of limitations	(911)
Settlements	(271)
Balance at December 28, 2008	$4,203
Additions for tax positions of prior years	150
Reductions for lapse of statute of limitations	(758)
Balance at December 27, 2009	$3,595

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a part of income tax expense. The Company’s 2009 and 2008 income tax expense includes interest benefits of $19,000 and $380,000, respectively. The Company has accrued approximately $1.5 million for the payment of interest and penalties at both December 27, 2009 and December 28, 2008.

14.  Related Party Transactions

Certain of our officers and directors own equity interests in entities that generate and/or have rights to develop franchised restaurants. Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties, the Marketing Fund and Papa Card, Inc. (in thousands):

	2009	2008	2007
Revenues from affiliates:
Commissary sales	$17,625	$18,280	$17,656
Other sales	2,284	4,240	4,103
Franchise royalties	2,514	2,500	2,426
Franchise and development fees	50	50	65
Total	$22,473	$25,070	$24,250

Other income from affiliates	$57	$—	$61
Accounts receivable - affiliates	$648	$854	$864

We paid $755,000 in 2009, $355,000 in 2008 and $251,000 in 2007 for charter aircraft services provided by an entity owned by our Founder, Chairman and Chief Executive Officer. We believe the rates charged to the Company were at the market rates that could have been obtained from independent third parties for similar aircraft.

During 2009 and 2008 (none in 2007), we sold certain print and promotional materials to a company partially owned by our Founder, Chairman and Chief Executive Officer. In addition, during 2009 (none in 2008 and 2007), the Company sold certain print and promotional materials to a company of which one of our Board of Directors is the President and Chief Executive Officer. The above transactions, which did not have a significant impact on the Company’s sales or operating earnings, were at fair market value rates.

We contributed $7.7 million in 2009, $4.9 million in 2008 and $2.0 million in 2007 to the Marketing Fund as discretionary advertising contributions.

During 2008, a franchise entity that is owned by two executive officers and one former executive officer of Papa John’s sold two restaurants for $415,000 to an unrelated third-party franchise entity. In addition, during 2008 a franchise entity that is owned by a member of our Board of Directors sold three restaurants in two separate transactions for a total of $470,000 to unrelated third-party franchise entities.

See Note 3 for information related to our purchasing arrangement with BIBP.

15.  Lease Commitments and Contingencies

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. PJUK, our subsidiary located in the United Kingdom, leases certain retail space, which is primarily subleased to our franchisees. We also lease the trailers used by our distribution subsidiary, PJFS, for an average period of eight years. Total lease expense was $24.2 million in 2009, $24.5 million in 2008 and $22.4 million in 2007, net of sublease payments received.

Future gross lease costs, future expected sublease payments and net lease costs as of December 27, 2009, are as follows (in thousands):

		Future
		Expected
	Gross Lease	Sublease	Net Lease
Year	Costs	Payments	Costs

2010	$26,412	$2,781	$23,631
2011	23,616	2,815	20,801
2012	19,443	2,607	16,836
2013	14,903	2,367	12,536
2014	11,117	2,140	8,977
Thereafter	23,595	9,063	14,532
Total	$119,086	$21,773	$97,313

We subleased certain sites to our Papa John’s franchisees located in the United Kingdom in 2009, 2008 and 2007 and received payments of $2.9 million, $3.0 million and $3.4 million, respectively, which are netted with international operating expenses.

In addition, as a condition of the sale of our former Perfect Pizza operations in the United Kingdom in March 2006, we remain contingently liable for payment under approximately 62 lease arrangements, primarily associated with Perfect Pizza restaurant sites for which the Perfect Pizza franchisor is primarily liable. The leases have varying terms, the latest of which expires in 2017. As of December 27, 2009, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the new owner of Perfect Pizza and associated franchisees was $5.8 million. We have not recorded a liability with respect to such leases at December 27, 2009 or December 28, 2008, as our cross-default provisions with the Perfect Pizza franchisor significantly reduce the risk that we will be required to make payments under these leases.

We are subject to claims and legal actions in the ordinary course of business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

16.  Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $775.0 million of common stock through December 31, 2010, of which $33.8 million remained available at December 27, 2009 for repurchase. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

Subsequent to year-end (through February 16, 2010), an additional 43,000 shares with an aggregate cost of $967,000 were repurchased. As of February 16, 2010, approximately $32.8 million remained available for repurchase of common stock under this authorization.

17.  Stockholder Protection Rights Agreement

On February 14, 2010, our stockholder rights plan expired. As a result, each outstanding share of our common stock is no longer accompanied by a right. The holders of common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

18.  Equity Compensation

We award stock options and restricted stock from time to time under the Papa John’s International, Inc. 2008 Omnibus Incentive Plan (the “Omnibus Plan”) and other such agreements as may arise. Shares of common stock authorized for issuance under the Omnibus Plan are approximately 3.7 million, which includes 1.7 million shares transferred in from the Papa John’s International, Inc. 1999 Team Member Stock Ownership Plan (the “1999 Plan”) and 183,000 shares transferred in from the Papa John’s International, Inc. 2003 Stock Option Plan for Non-Employee Directors. Approximately 2.7 million shares were available for future issuance under the Omnibus Plan as of December 27, 2009. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted prior to 2003 generally expire ten years from the date of grant and vest over one to five-year periods. Options granted after 2005 generally expire five years from the date of grant and vest over a 24- or 36-month period.

We recorded stock-based employee compensation expense of $5.8 million in 2009, $2.6 million in 2008 and $4.9 million in 2007. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.1 million in 2009, $930,000 in 2008 and $1.8 million in 2007. At December 27, 2009, there was $5.7 million of unrecognized compensation cost related to nonvested option awards and restricted stock, of which the Company expects to recognize $4.2 million in 2010, $1.3 million in 2011 and $200,000 in 2012.

Stock Options

Options exercised included 612,000 shares in 2009, 260,000 shares in 2008 and 765,000 shares in 2007. The total intrinsic value of the options exercised during 2009, 2008 and 2007 was $4.3 million, $2.8 million and $10.4 million, respectively. Cash received upon the exercise of stock options was $9.8 million, $4.6 million and $12.2 million during 2009, 2008 and 2007, respectively, and the related tax benefits realized were approximately $1.5 million, $1.0 million and $3.9 million during the corresponding periods.

Information pertaining to option activity during 2009 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 28, 2008	2,629	$25.34
Granted	997	22.48
Exercised	(612)	16.07
Cancelled	(878)	29.18
Outstanding at December 27, 2009	2,136	$25.08	2.84	$4,870
Vested or expected to vest at December 27, 2009	2,080	$25.15	2.92	$4,766
Exercisable at December 27, 2009	1,025	$25.87	1.69	$2,946

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2009, 2008 and 2007:

	2009	2008	2007

Assumptions (weighted average):
Risk-free interest rate	1.3%	2.7%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.41	0.30	0.28
Expected term (in years)	3.7	3.8	3.5

The risk-free interest rate for the periods within the contractual life of an option is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated volatility is based on the historical volatility of our stock and other factors. The expected term of options represents the period of time that options granted are expected to be outstanding.

The weighted average grant-date fair value of options granted during 2009, 2008 and 2007 was $7.26, $7.07 and $8.98, respectively. The Company granted 997,000, 618,000 and 582,000 options in 2009, 2008 and 2007, respectively.

Restricted Stock

In 2009 we granted shares of restricted stock that were 100% time-based.  In 2008, we granted shares of restricted stock that were approximately 60% performance-based and 40% time-based. In 2007, we granted stock that was 100% performance-based. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. The shares awarded in 2009 have a three-year graded vesting period, while the shares awarded in 2008 and 2007 have a three-year cliff vesting period. The performance-based shares vest based upon the Company’s achievement of compounded annual growth rate (CAGR) of consolidated corporate operating income, as defined. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date.

Information pertaining to restricted stock activity during 2009, 2008 and 2007 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Total as of December 31, 2006	27	$32.65
Granted	133	33.50
Forfeited	(15)	33.56
Vested	—	—
Total as of December 30, 2007	145	$33.33
Granted	146	26.28
Forfeited	(8)	31.13
Vested	—	—
Total as of December 28, 2008	283	$29.84
Granted	108	26.54
Forfeited	(121)	30.03
Vested	—	—
Total as of December 27, 2009	270	$28.34

19.  Employee Benefit Plans

We have established the Papa John’s International, Inc. 401(k) Plan (the “401(k) Plan”), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to all employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. At our discretion, we contributed a matching payment of 2.1% in 2009, 2008 and 2007 of a participating employee’s earnings, which is subject to vesting based on an employee’s length of service with us. Costs of the 401(k) Plan recognized in 2009, 2008 and 2007 were $800,000, $1.1 million and $900,000, respectively.

In addition, we maintain a nonqualified deferred compensation plan available to certain key employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in other long-term assets ($11.8 million and $8.9 million at December 27, 2009 and December 28, 2008, respectively) and the associated liabilities ($10.7 million and $8.4 million at December 27, 2009 and December 28, 2008, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets.

Most administrative costs of the 401(k) Plan and the nonqualified deferred compensation plan are paid by the Company and are not significant.

PJUK, the Company’s United Kingdom subsidiary operation, provided a pension plan that was frozen in 1999. There are approximately 20 participants in the PJUK pension plan. The Company recorded expense of $260,000, $312,000 and $436,000 associated with the pension plan for the fiscal years ended 2009, 2008 and 2007, respectively. We recorded a liability of $83,000, and a corresponding entry to accumulated other comprehensive income (loss) of $52,000, net of tax, related to the estimated unfunded pension obligation at December 27, 2009. In 2008, we recorded a liability of $141,000, and a corresponding entry to accumulated other comprehensive income (loss) of $88,000, net of tax, related to the estimated unfunded pension obligation at December 28, 2008.  The future annual contributions and expense to the PJUK pension plan are expected to approximate $300,000.

20.  Segment Information

We have defined six reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations, variable interest entities (VIEs) and “all other” units.

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

(in thousands)	2009	2008	2007

Revenues from external customers:
Domestic Company-owned restaurants	$503,818	$533,255	$504,330
Domestic commissaries	407,437	429,068	399,099
Domestic franchising	61,531	61,304	60,041
International	41,467	38,717	31,174
Variable interest entities (1)	37,735	8,328	7,131
All others	54,045	61,415	61,820
Total revenues from external customers	$1,106,033	$1,132,087	$1,063,595

Intersegment revenues:
Domestic commissaries	$144,251	$144,392	$130,110
Domestic franchising	2,019	1,908	1,535
International	1,093	1,227	826
Variable interest entities (1)	142,407	165,449	138,233
All others	11,751	15,569	15,998
Total intersegment revenues	$301,521	$328,545	$286,702

Depreciation and amortization:
Domestic restaurants	$12,993	$14,775	$15,246
Domestic commissaries	4,819	4,780	4,845
International	2,207	2,338	2,268
Variable interest entities	1,310	73	54
All others	2,743	3,110	2,751
Unallocated corporate expenses	8,684	7,770	6,702
Total depreciation and amortization	$32,756	$32,846	$31,866

Income (loss) before income taxes:
Domestic Company-owned restaurants (2)	$34,894	$19,997	$25,407
Domestic commissaries (3)	29,393	30,235	35,847
Domestic franchising (4)	53,690	53,610	51,466
International (5)	(3,050)	(7,193)	(8,734)
Variable interest entities (6)	22,543	(10,540)	(31,709)
All others (7)	2,697	9,175	6,348
Unallocated corporate expenses (8)	(49,755)	(36,154)	(31,454)
Elimination of intersement profits	(218)	(332)	(118)
Total income before income taxes	90,194	58,798	47,053
Income attributable to noncontrolling interests	(3,756)	(2,022)	(1,025)
Total income before income taxes, net of noncontrolling interests	$86,438	$56,776	$46,028

(in thousands)	2009	2008	2007

Property and equipment:
Domestic Company-owned restaurants	$158,884	$156,171	$162,828
Domestic commissaries	80,180	78,808	76,898
International	16,587	10,706	7,418
Variable interest entities	10,175	5,315	1,714
All others	25,526	22,167	23,753
Unallocated corporate assets	120,885	114,913	135,463
Accumulated depreciation and amortization	(217,995)	(198,088)	(209,117)
Net property and equipment	$194,242	$189,992	$198,957

Expenditures for property and equipment:
Domestic restaurants	$8,300	$14,669	$18,399
Domestic commissaries	6,029	2,284	2,509
International	7,277	3,490	1,656
All others	313	701	1,280
Unallocated corporate	11,619	8,127	7,304
Total expenditures for property and equipment	$33,538	$29,271	$31,148

(1)          The revenues from external customers for variable interest entities are attributable to the franchise entities to which we have extended loans that qualify as consolidated VIEs. The intersegment revenues for variable interest entities of $142.4 million in 2009, $165.4 million in 2008 and $138.2 million in 2007 are attributable to BIBP.

(2)          The operating results for domestic Company-owned restaurants increased approximately $14.9 million in 2009, as compared to 2008. The increase in the operating results was principally due to lower commodities and utilities costs and the sale of 62 restaurants in late 2008 that were collectively unprofitable. Additionally, the 2008 results included a $6.5 million charge associated with the divestiture and impairment of certain restaurants. The 2008 decline in operating income, as compared to 2007, was primarily due to the previously mentioned $6.5 million charge in 2008, as compared to a $1.8 million charge in 2007, associated with the divestiture and closure of certain restaurants. In addition, a significant increase in commodities costs (specifically cheese and wheat) negatively impacted 2008 operating results.

(3)          Domestic commissaries’ operating income decreased approximately $800,000 in 2009 and $5.6 million in 2008 compared to the prior comparable periods. The 2009 decrease of $800,000 was primarily due to $800,000 of management transition costs and $400,000 of costs associated with the closing of one of our commissaries. The decline in our operating margin from our reductions in pricing was offset by a decline in fuel costs for 2009. The 2008 decrease of $5.6 million was principally due to a decline in sales volumes, increases in distribution costs due to higher fuel prices and a reduction in gross margin resulting from increases in the cost of certain commodities that were not passed along via price increases to domestic restaurants.

(4)          Domestic franchising operating income increased approximately $100,000 in 2009 as compared to 2008 primarily as a result of the 0.25% increase in our royalty rate in the last 4 months of 2009 (the royalty rate for the majority of domestic franchisees increased to 4.50% in the last four months of 2009 as compared to 4.25% in 2008). The increase in royalties was partially offset by lower franchise and development fees due to fewer unit openings and additional development incentive programs offered by the Company in 2009. In addition, during 2008 we collected approximately $500,000 in franchise renewal fees associated with the domestic franchise renewal program. The operating results for the domestic franchising segment increased $2.1 million in 2008 as compared to 2007 primarily as a result of the 0.25% increase in our royalty rate implemented at the beginning of 2008 (the royalty rate for the majority of domestic franchisees was 4.25% in 2008 as compared to 4.0% in 2007). In addition, equivalent franchise units increased 1.8% and comparable sales increased 0.6% in 2008.

(5)          The international segment reported operating losses of $3.1 million in 2009, $7.2 million in 2008 and $8.7 million in 2007. The year-over-year improvements in operating results reflect leverage on the international organizational structure from increased revenues due to the growth in the number of units and unit volumes. The rate of year-over-year improvement declined in the last half of 2009 due to slowing sales and unit growth in response to general worldwide economic conditions. In addition, the 2008 results include a goodwill impairment charge of $2.3 million associated with our United Kingdom operations.

(6)          Represents BIBP’s operating income (loss), net of minority interest income, for each year.

(7)          The “All Others” operating segment reported a decline in operating results of $6.5 million in 2009 as compared to 2008. The decrease was primarily due to a $3.9 million decline in our online ordering system business based on an agreement with our franchisees and a $1.3 million decrease in the operating results of our print and promotions subsidiary due to lower commercial sales. The 2008 operating results were $2.8 million favorable to the 2007 results primarily due to our print and promotions subsidiary and favorable claims settlements associated with our captive insurance subsidiary.

(8)          Unallocated corporate expenses increased approximately $13.6 million in 2009 as compared to 2008 and increased approximately $4.7 million in 2008 as compared to 2007. The 2009 increase, as compared to 2008, is primarily due to a $5.7 million increase in franchise support initiatives and an increase in general and administrative costs of $10.5 million, partially offset by a $2.9 million decrease in provisions for uncollectible accounts and notes receivable. The 2008 increase, as compared to 2007, is primarily due to a $3.5 million increase in contributions to the national marketing fund and other local co-ops and a $3.9 million increase in the provisions for uncollectible accounts and notes receivable, offset by a $1.1 million decrease in general and administrative costs.

21.  Quarterly Data - unaudited, in thousands, except per share data

Our quarterly financial data is as follows:

	Quarter
2009	1st	2nd	3rd	4th
Total revenues	$284,972	$276,637	$263,946	$280,478
Operating income (1)	30,350	24,602	19,674	20,653
Net income (1)	17,839	14,177	11,739	13,698
Basic earnings per common share (1)	$0.65	$0.51	$0.42	$0.50
Earnings per common share - assuming dilution (1)	$0.64	$0.51	$0.42	$0.49

	Quarter
2008	1st	2nd	3rd	4th
Total revenues	$289,005	$283,408	$280,028	$279,646
Operating income (2)	15,771	14,466	13,509	21,740
Net income (2)	8,625	7,648	7,747	12,776
Basic earnings per common share (2)	$0.30	$0.27	$0.28	$0.46
Earnings per common share - assuming dilution (2)	$0.30	$0.27	$0.28	$0.46

(1)     During 2009, we recorded pre-tax income of $9.0 million ($5.9 million after tax or $0.21 per diluted share) in the first quarter, pre-tax income of $6.9 million ($4.2 million after tax or $0.15 per diluted share) in the second quarter, pre-tax income of $5.1 million ($3.2 million after tax or $0.12 per diluted share) in the third quarter and pre-tax income of $1.6 million ($1.3 million after tax or $0.05 per diluted share) in the fourth quarter upon consolidation of BIBP. BIBP’s total pre-tax income for 2009 was $22.5 million ($14.6 million after tax or $0.52 per diluted share).

(2)     During 2008, we recorded pre-tax losses of $8.0 million ($5.2 million after tax or $0.18 per diluted share) in the first quarter, pre-tax losses of $6.3 million ($4.1 million after tax or $0.14 per diluted share) in the second quarter, pre-tax income of $2.8 million ($1.8 million after tax or $0.07 per diluted share) in the third quarter and pre-tax income of $900,000 ($600,000 after tax or $0.02 per diluted share) in the fourth quarter upon consolidation of BIBP. BIBP’s total pre-tax loss for 2008 was $10.5 million ($6.9 million after tax or $0.24 per diluted share).

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 27, 2009 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

See “Management’s Report on Internal Control over Financial Reporting” in Item 8.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included above under the caption “Executive Officers of the Registrant” at the end of Part I of this Report. Other information regarding directors, executive officers and corporate governance appearing under the captions “Corporate Governance,” “Item 1, Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation / Compensation Discussion and Analysis” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

We have adopted a written code of ethics that applies to our directors, officers and employees. We intend to post all required disclosures concerning any amendments to, or waivers from, our code of ethics on our web site to the extent permitted by NASDAQ. Our code of ethics can be found on our web site, which is located at www.papajohns.com.

Item 11.  Executive Compensation

Information regarding executive compensation appearing under the captions “Executive Compensation / Compensation Discussion and Analysis,” “Compensation Committee Report” and “Certain Relationships and Related Transactions—Compensation Committee Interlocks and Insider Participation” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 27, 2009 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved by security holders	2,406,072	$25.08	2,705,834
Equity compensation plans not approved by security holders	—	—	—
Total	2,406,072	$25.08	2,705,834

Other information regarding security ownership of certain beneficial owners and management and related stockholder matters appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence appearing under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accounting fees and services appearing under the caption “Item 2, Ratification of the Selection of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)                  Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

•	Reports of Independent Registered Public Accounting Firm
•	Consolidated Statements of Income for the years ended December 27, 2009, December 28, 2008 and December 30, 2007
•	Consolidated Balance Sheets as of December 27, 2009 and December 28, 2008
•	Consolidated Statements of Stockholders’ Equity for the years ended December 27, 2009, December 28, 2008 and December 30, 2007
•	Consolidated Statements of Cash Flows for the years ended December 27, 2009, December 28, 2008 and December 30, 2007
•	Notes to Consolidated Financial Statements

(a)(2)                  Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year
(in thousands)

Fiscal year ended December 27, 2009:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$3,003	$1,452	$(1,664	)(2)	$2,791
Reserve for uncollectible accounts receivable - affiliates	—	—	—		—
Reserve for franchisee notes receivable	5,445	790	617	(2)	6,852
	$8,448	$2,242	$(1,047)		$9,643
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$454	$284	$(213	)(1)	$525

Fiscal year ended December 28, 2008:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,431	$1,959	$(3,387	)(2)	$3,003
Reserve for uncollectible accounts receivable - affiliates	—	—	—		—
Reserve for franchisee notes receivable	1,061	3,810	574	(2)	5,445
	$5,492	$5,769	$(2,813)		$8,448
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$254	$730	$(530	)(1)	$454

Fiscal year ended December 30, 2007:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,471	$1,515	$(1,555	)(2)	$4,431
Reserve for uncollectible accounts receivable - affiliates	1,456	(650)	(806)		—
Reserve for franchisee notes receivable	1,705	853	(1,497	)(2)	1,061
	$7,632	$1,718	$(3,858)		$5,492
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$200	$170	$(116	)(1)	$254

(1) Represents cash payments and other adjustments.

(2) Uncollectible accounts written off, net of recoveries and reclassifications between accounts and notes receivable reserves.

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

Date: February 23, 2010		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ John H. Schnatter
John H. Schnatter
Founder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Chairman and	February 23, 2010
John H. Schnatter	Chief Executive Officer
(Principal Executive Officer)

/s/ Norborne P. Cole, Jr.	Director	February 23, 2010
Norborne P. Cole, Jr.

/s/ Philip Guarascio	Director	February 23, 2010
Philip Guarascio

/s/ Olivia F. Kirtley	Director	February 23, 2010
Olivia F. Kirtley

/s/ Wade S. Oney	Director	February 23, 2010
Wade S. Oney

/s/ Alex Smith	Director	February 23, 2010
Alex Smith

/s/ William M. Street	Director	February 23, 2010
William M. Street

/s/ Jude Thompson	Director, President and Chief Operating	February 23, 2010
Jude Thompson	Officer

/s/ J. David Flanery	Senior Vice President, Chief	February 23, 2010
J. David Flanery	Financial Officer and Treasurer
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

3.3	Our Restated By-Laws. Exhibit 3.1 to our report on Form 8-K dated December 5, 2007 is incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

4.2	Amended and Restated Certificate of Incorporation and Restated By-Laws (see Exhibits 3.1, 3.2 and 3.3 above) are incorporated herein by reference.

4.3

Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and Computershare Trust Company, N.A. as Rights Agent (as successor to National City Bank), including the form of Certificate of Designation of Preferences and Rights and the form of Rights Certificate. Exhibit 4 of our Form 8-A dated February 16, 2000 is incorporated herein by reference.

4.4

Amendment dated December 24, 2002, to the Stockholder Protection Rights Agreement dated February 14, 2000, by and between Papa John’s International, Inc. and Computershare Trust Company, N.A. as Rights Agent (as successor to National City Bank). Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 29, 2002 is incorporated herein by reference.

10.1*	Papa John’s International, Inc. Deferred Compensation Plan, as amended through January 25, 2010.

10.2*

Amended and Restated 2003 Stock Option Plan for Non-Employee Directors, Amended and Restated as of January 13, 2006. Exhibit 10 to our Registration Statement on Form S-8 (Registration No. 333-138427) dated November 3, 2006 is incorporated herein by reference.

10.3*

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

10.5*	Papa John’s International, Inc. Omnibus Plan. Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-150762) dated May 5, 2008 is incorporated herein by reference.

10.6*

Restated Non-Qualified Stock Option Agreement dated January 31, 2005 between Papa John’s International, Inc. and Nigel Travis. Exhibit 10 to our Registration Statement on Form S-8 (Registration No. 333-138428) dated November 3, 2006 is incorporated herein by reference.

10.7*

The Employment Agreement effective January 31, 2005, between Papa John’s International, Inc. and Nigel Travis. Exhibit 10.1 to our report on Form 8-K dated January 30, 2005 is incorporated herein by reference.

10.8*	Amendment to Employment Agreement between Nigel Travis and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated May 9, 2007 is incorporated herein by reference.

10.9*	Agreement and Release between Nigel Travis and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K/A dated December 31, 2008 is incorporated herein by reference.

10.10*	Agreement for Service as Chairman between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated August 9, 2007 is incorporated herein by reference.

10.11*	Agreement for Service as Founder between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated August 9, 2007 is incorporated herein by reference.

10.12*

Amendment and Restated Exclusive License Agreement between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated May 14, 2008 is incorporated herein by reference.

10.13*

The Employment Agreement dated as of November 1, 2007, between Papa John’s International, Inc. and William M. Van Epps. Exhibit 10.1 to our report on Form 10-Q dated September 30, 2007 is incorporated herein by reference.

10.14*

Agreement and Release by and between William M. VanEpps and Papa John’s International, Inc. dated March 25, 2009. Exhibit 10.1 to our report on Form 8-K dated March 27, 2009 is incorporated herein by reference.

10.15*

Separation and General Release Agreement dated January 27, 2007 between Papa John’s USA, Inc., Papa John’s International, Inc. and Michael Cortino. Exhibit 10.1 to our report on Form 8-K dated January 27, 2007 is incorporated herein by reference.

10.16*	Agreement and Release by and between Julie Larner and PJ Food Service, Inc. dated July 6, 2009. Exhibit 10.1 to our report on Form 8-K/A dated July 10, 2009 is incorporated herein by reference.

10.17

Conformed Copy through Fourth Amendment, As of December 19, 2007, of the Secured Loan Agreement, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd. Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 is incorporated herein by reference.

10.18

Conformed Copy through Fourth Amendment, As of December 19, 2007, of the Promissory Note by BIBP Commodities, Inc. Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 is incorporated herein by reference.

10.19

Fifth Amendments, As of July 31, 2008, of the Secured Loan Agreement, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd. and of the Promissory Note by BIBP Commodities, Inc. Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2008 is incorporated herein by reference.

10.20

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

10.21

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

101

Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 27, 2009, filed on February 23, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

*Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.