Form 10-Q
period 2010-03-28
PAPA JOHNS INTERNATIONAL INC
filed 2010-05-04
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2010

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

At April 27, 2010, there were outstanding 27,049,882 shares of the registrant’s common stock, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	March 28, 2010	December 27, 2009
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$42,551	$25,457
Accounts receivable, net	24,839	22,119
Inventories	15,073	15,576
Prepaid expenses	9,692	8,695
Other current assets	4,018	3,748
Deferred income taxes	8,211	8,408
Total current assets	104,384	84,003
Investments	1,141	1,382
Net property and equipment	188,776	187,971
Notes receivable, net	16,098	16,359
Deferred income taxes	4,817	6,804
Goodwill	74,058	75,066
Other assets	22,227	22,141
Total assets	$411,501	$393,726

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,785	$26,990
Income and other taxes	13,224	5,854
Accrued expenses	49,866	54,241
Current portion of debt	99,041	—
Total current liabilities	187,916	87,085
Unearned franchise and development fees	5,741	5,668
Long-term debt, net of current portion	—	99,050
Other long-term liabilities	13,744	16,886
Stockholders’ equity:
Preferred stock	—	—
Common stock	360	358
Additional paid-in capital	239,526	231,720
Accumulated other comprehensive loss	(2,344)	(1,084)
Retained earnings	208,087	191,212
Treasury stock	(250,606)	(245,337)
Total stockholders’ equity, net of noncontrolling interests	195,023	176,869
Noncontrolling interests in subsidiaries	9,077	8,168
Total stockholders’ equity	204,100	185,037
Total liabilities and stockholders’ equity	$411,501	$393,726

Note:  The balance sheet at December 27, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. See Note 2 for modifications made as a result of adopting recent accounting pronouncements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 28, 2010	March 29, 2009
Domestic revenues:
Company-owned restaurant sales	$129,644	$131,705
Franchise royalties	17,736	15,361
Franchise and development fees	46	228
Commissary sales	112,640	109,539
Other sales	14,513	14,769
International revenues:
Royalties and franchise and development fees	3,634	3,235
Restaurant and commissary sales	7,573	6,087
Total revenues	285,786	280,924
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	27,286	25,901
Salaries and benefits	35,403	38,203
Advertising and related costs	11,404	11,273
Occupancy costs	7,840	7,916
Other operating expenses	18,190	17,628
Total domestic Company-owned restaurant expenses	100,123	100,921
Domestic commissary and other expenses:
Cost of sales	95,292	92,184
Salaries and benefits	8,732	8,831
Other operating expenses	11,700	10,672
Total domestic commissary and other expenses	115,724	111,687
Income from the franchise cheese-purchasing program, net of minority interest	(2,809)	(7,103)
International operating expenses	6,776	5,357
General and administrative expenses	27,860	27,537
Other general expenses	2,290	4,372
Depreciation and amortization	7,880	7,803
Total costs and expenses	257,844	250,574
Operating income	27,942	30,350
Investment income	231	132
Interest expense	(1,244)	(1,416)
Income before income taxes	26,929	29,066
Income tax expense	8,965	10,302
Net income, including noncontrolling interests	17,964	18,764
Less: income attributable to noncontrolling interests	(1,089)	(925)
Net income, net of noncontrolling interests	$16,875	$17,839

Basic earnings per common share	$0.62	$0.65
Earnings per common share - assuming dilution	$0.62	$0.64

Basic weighted average shares outstanding	27,038	27,640
Diluted weighted average shares outstanding	27,154	27,707

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Papa John’s International, Inc.
				Accumulated
	Common		Additional	Other			Noncontrolling	Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity

Balance at December 28, 2008	27,637	$352	$216,553	$(3,818)	$133,759	$(216,860)	$8,252	$138,238
Comprehensive income:
Net income	—	—	—	—	17,839	—	925	18,764
Change in valuation of interest rate swap agreements, net of tax of $72		—	—	126	—	—	—	126
Other, net	—	—	—	(1,015)	—	—	—	(1,015)
Comprehensive income								17,875
Exercise of stock options	359	4	6,121	—	—	—	—	6,125
Tax effect related to exercise of non-qualified stock options	—	—	(119)	—	—	—	—	(119)
Acquisition of treasury stock	(275)	—	—	—	—	(4,958)	—	(4,958)
Distributions to noncontrolling interests	—	—	—	—	—	—	(300)	(300)
Stock-based compensation expense	—	—	921	—	—	—	—	921
Balance at March 29, 2009	27,721	$356	$223,476	$(4,707)	$151,598	$(221,818)	$8,877	$157,782

Balance at December 27, 2009	26,930	$358	$231,720	$(1,084)	$191,212	$(245,337)	$8,168	$185,037
Comprehensive income:
Net income	—	—	—	—	16,875	—	1,089	17,964
Change in valuation of interest rate swap agreements, net of tax of $282	—	—	—	502	—	—	—	502
Other, net	—	—	—	(1,762)	—	—	—	(1,762)
Comprehensive income								16,704
Exercise of stock options	218	2	3,931	—	—	—	—	3,933
Tax effect related to exercise of non-qualified stock options	—	—	167	—	—	—	—	167
Acquisition of treasury stock	(215)	—	—	—	—	(5,269)	—	(5,269)
Distributions to noncontrolling interests	—	—	—	—	—	—	(180)	(180)
Stock-based compensation expense	—	—	1,673	—	—	—	—	1,673
Other	80	—	2,035	—	—	—	—	2,035
Balance at March 28, 2010	27,013	$360	$239,526	$(2,344)	$208,087	$(250,606)	$9,077	$204,100

At March 29, 2009, the accumulated other comprehensive loss of $4,707 was comprised of a net unrealized loss on the interest rate swap agreements of $3,824, unrealized foreign currency translation losses of $795 and an $88 pension plan liability for PJUK.

At March 28, 2010, the accumulated other comprehensive loss of $2,344 was comprised of a net unrealized loss on the interest rate swap agreements of $2,061, unrealized foreign currency translation losses of $231 and a $52 pension plan liability for PJUK.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	March 28, 2010	March 29, 2009
Operating activities
Net income, net of noncontrolling interests	$16,875	$17,839
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	497	1,497
Depreciation and amortization	7,880	7,803
Deferred income taxes	1,901	2,230
Stock-based compensation expense	1,673	921
Excess tax benefit related to exercise of non-qualified stock options	(207)	—
Other	330	478
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,247)	(115)
Inventories	514	2,056
Prepaid expenses	(986)	157
Other current assets	(270)	462
Other assets and liabilities	(645)	(80)
Accounts payable	(1,205)	(3,339)
Income and other taxes	7,370	7,780
Accrued expenses	(4,540)	(5,487)
Unearned franchise and development fees	73	(277)
Net cash provided by operating activities	26,013	31,925
Investing activities
Purchase of property and equipment	(9,125)	(5,064)
Purchase of investments	—	(97)
Proceeds from sale or maturity of investments	241	—
Loans issued	(310)	(3,988)
Loan repayments	579	507
Other	10	200
Net cash used in investing activities	(8,605)	(8,442)
Financing activities
Net repayments from line of credit facility	—	(20,500)
Net proceeds from short-term debt - variable interest entities	—	1,375
Excess tax benefit related to exercise of non-qualified stock options	207	—
Proceeds from exercise of stock options	3,933	6,125
Acquisition of Company common stock	(5,269)	(4,958)
Noncontrolling interests, net of distributions	909	625
Other	(10)	(4)
Net cash used in financing activities	(230)	(17,337)
Effect of exchange rate changes on cash and cash equivalents	(84)	(9)
Change in cash and cash equivalents	17,094	6,137
Cash and cash equivalents at beginning of period	25,457	10,917
Cash and cash equivalents at end of period	$42,551	$17,054

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 28, 2010

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended December 26, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 27, 2009.

2.              Significant Accounting Policies

Recently Adopted Accounting Principle

In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with variable interest entities (“VIEs”) accounting by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity.

Based on the amended consolidation principles, beginning in fiscal 2010, we are no longer required to consolidate certain franchise entities to which we have extended loans. Accordingly, we did not consolidate the financial results of certain franchise entities in the accompanying financial statements for the three months ended March 28, 2010 and have retrospectively applied the provisions to prior period financial statements. The retrospective application resulted in the exclusion of $3.4 million of assets in our accompanying consolidated balance sheet at December 27, 2009 (there was no impact on our consolidated statements of stockholders equity from this new accounting pronouncement). Additionally, our consolidated income statement for the three months ended March 29, 2009 has been adjusted to exclude $5.7 million of revenues associated with these entities. The operating results of these previously consolidated entities had no impact on Papa John’s operating results or earnings per share for the three months ended March 29, 2009.

Noncontrolling Interests

The Consolidation topic of the Accounting Standards Codification (“ASC”) requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The Consolidation topic further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. Additionally, disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder.

Papa John’s had two joint venture arrangements as of March 28, 2010 and March 29, 2009, which were as follows:

	Restaurants			Noncontrolling
	as of	Restaurant	Papa John’s	Interest
	March 28, 2010	Locations	Ownership*	Ownership*

Star Papa, LP	75	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%

*The ownership percentages were the same for both the 2010 and 2009 periods presented in the accompanying consolidated financial statements.

The pre-tax income attributable to the joint ventures for the three months ended March 28, 2010 and March 29, 2009 was as follows:

	March 28,	March 29,
(In thousands)	2010	2009

Papa John’s International, Inc.	$1,647	$1,575
Noncontrolling interests	1,089	925
Total pre-tax income	$2,736	$2,500

The noncontrolling interest holders’ equity in the joint venture arrangements totaled $9.1 million as of March 28, 2010 and $8.2 million as of December 27, 2009.

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

As of March 28, 2010, we had a net deferred income tax asset balance of $13.0 million, of which approximately $5.8 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact our ultimate payment for such exposures.

Modification of our Non-qualified Deferred Compensation Plan

During the first quarter of 2010, we modified the provisions of our non-qualified deferred compensation plan. Previously, participants who elected an investment in phantom Papa John’s stock were paid in cash upon settlement of their investment balance. Effective the first quarter of 2010, we will settle future distributions of the deemed investment balances in Papa John’s stock through the issuance of Company stock. Accordingly, during the first quarter of 2010, we reclassified $2.0 million from other long-term liabilities to paid-in-capital in the accompanying consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

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

Consolidation of a VIE is required if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) has both of the following characteristics: (1) has the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and (2) is obligated to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest is also required. See Note 2 for the impact on our financial statements from the FASB’s recent amendment to VIE accounting.

We have a purchasing arrangement with BIBP, a special-purpose entity formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a fixed monthly price. PJFS purchased $39.1 million and $36.0 million of cheese from BIBP for the three months ended March 28, 2010 and March 29, 2009, respectively.

We are deemed the primary beneficiary of BIBP, a VIE, for accounting purposes. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized pre-tax income of $3.5 million ($2.2 million net of tax, or $0.08 per diluted share) and $9.0 million ($5.9 million net of tax, or $0.21 per diluted share) for the three months ended March 28, 2010 and March 29, 2009, respectively, from the consolidation of BIBP. At the current rate of repayment, which is not assured, BIBP’s cumulative deficit would be substantially repaid at the end of 2011. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the anticipated volatility of the cheese market, but is not expected to be cumulatively significant over time.

At March 28, 2010, BIBP had a $10.0 million line of credit with a commercial bank, which is guaranteed by Papa John’s. In addition, Papa John’s agreed to provide additional funding in the form of a loan to BIBP. As of March 28, 2010, BIBP had a letter of credit of $3.0 million outstanding under the commercial line of credit facility and $22.3 million of short-term debt outstanding under the line of credit from Papa John’s (the $22.3 million outstanding balance under the Papa John’s line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s).

The following table summarizes the balance sheets for BIBP as of March 28, 2010 and December 27, 2009:

	March 28,	December 27,
(In thousands)	2010	2009

Assets:
Cash and cash equivalents	$4,621	$3,857
Accounts receivable - Papa John’s	869	469
Other current assets	1,283	1,917
Deferred income taxes	5,787	7,064
Total assets	$12,560	$13,307

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$1,013	$1,596
Short-term debt - Papa John’s	22,267	24,633
Total liabilities	23,280	26,229
Stockholders’ equity (deficit)	(10,720)	(12,922)
Total liabilities and stockholders’ equity (deficit)	$12,560	$13,307

4.              Debt

Our debt is comprised of the following (in thousands):

	March 28,	December 27,
	2010	2009

Revolving line of credit	$99,000	$99,000
Other	41	50
Total debt	99,041	99,050
Less: current portion of debt	(99,041)	—
Long-term debt	$—	$99,050

In January 2006, we executed a five-year, unsecured Revolving Credit Facility (“Credit Facility”) totaling $175.0 million. Under the Credit Facility, outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option.  The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The remaining availability under our line of credit, reduced for certain outstanding letters of credit, approximated $58.0 million as of March 28, 2010 and December 27, 2009. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At March 28, 2010 and December 27, 2009, we were in compliance with these covenants.

The revolving line of credit expires in January 2011 and thus the $99.0 million outstanding loan balance is classified as a current liability as of March 28, 2010. We plan to renew and extend the line of credit during 2010. We do not anticipate any problems in renewing the line of credit.

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

The following tables provide information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

Fair Values of Derivative Instruments:

	Liability Derivatives
Type of Derivative	Balance Sheet Location	Fair Value March 28, 2010	Fair Value December 27, 2009

Interest rate swaps	Other long-term liabilities	$3,260	$4,044

There were no derivatives that were not designated as hedging instruments under the provisions of the ASC topic, Derivatives and Hedging.

Effect of Derivative Instruments on the Consolidated Financial Statements:

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Classification of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Classification of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps:
March 28, 2010	$502	Interest expense	$(1,043)	Not applicable	$0
March 29, 2009	$126	Interest expense	$(971)	Not applicable	$0

The weighted average interest rate for our Credit Facility, including the impact of the previously mentioned swap agreements, was 5.0% and 4.5% for the three months ended March 28, 2010 and March 29, 2009, respectively. Interest paid in the three months ended March 28, 2010 and March 29, 2009, including payments made or received under the swaps, was $1.3 million and $1.4 million, respectively. The interest rate swap liability of $3.3 million as of March 28, 2010 will be reclassified into earnings during the next ten months as interest expense.

5.  Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share — assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended
	March 28,	March 29,
	2010	2009

Basic earnings per common share:
Net income	$16,875	$17,839
Weighted average shares outstanding	27,038	27,640
Basic earnings per common share	$0.62	$0.65

Earnings per common share - assuming dilution:
Net income	$16,875	$17,839

Weighted average shares outstanding	27,038	27,640
Dilutive effect of outstanding common stock options	116	67
Diluted weighted average shares outstanding	27,154	27,707
Earnings per common share - assuming dilution	$0.62	$0.64

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the quarter were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive.  The weighted average number of shares subject to the antidilutive options was 1.4 million and 1.3 million at March 28, 2010 and March 29, 2009, respectively.

6.  Notes Receivable

Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the acquisition, construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us.

Loans outstanding, net of allowance for doubtful accounts, were approximately $16.1 million as of March 28, 2010 and $16.4 million as of December 27, 2009. We have recorded reserves of $7.5 million and $7.6 million as of March 28, 2010 and December 27, 2009, respectively, for potentially uncollectible notes receivable. We concluded the reserves were necessary due to certain borrowers’ economic performance and underlying collateral value.

7.  Contingencies

In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment under 62 lease arrangements, primarily associated with Perfect Pizza restaurant sites for which the Perfect Pizza franchisor is primarily liable. The leases have varying terms, the latest of which expires in 2017. As of March 28, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the new owner of Perfect Pizza and associated franchisees was approximately $5.2 million. We have not recorded a liability with respect to such leases at March 28, 2010, as our cross-default provisions with the Perfect Pizza franchisor significantly reduce the risk that we will be required to make payments under these leases.

We are subject to claims and legal actions in the ordinary course of business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

8.  Segment Information

We have defined six reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations, variable interest entities (“VIEs”) and “all other” units.

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings, dessert pizza, and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, China and Mexico and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the 48 contiguous United States. BIBP is a variable interest entity in which we are deemed the primary beneficiary, as defined in Note 3, and is the only activity reflected in the VIE segment for both periods presented. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our online and other technology-based ordering platforms.

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

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. No single external customer accounted for 10% or more of our consolidated revenues. Our segment information is as follows:

	Three Months Ended
(In thousands)	March 28, 2010	March 29, 2009
Revenues from external customers:
Domestic Company-owned restaurants	$129,644	$131,705
Domestic commissaries	112,640	109,539
Domestic franchising	17,782	15,589
International	11,207	9,322
All others	14,513	14,769
Total revenues from external customers	$285,786	$280,924

Intersegment revenues:
Domestic commissaries	$33,643	$34,075
Domestic franchising	504	506
International	333	244
Variable interest entities	39,143	35,972
All others	3,150	2,902
Total intersegment revenues	$76,773	$73,699

Income (loss) before income taxes:
Domestic Company-owned restaurants	$11,445	$10,391
Domestic commissaries	7,148	9,384
Domestic franchising	15,922	13,682
International	(1,103)	(777)
Variable interest entities	3,485	9,025
All others	949	401
Unallocated corporate expenses	(10,830)	(13,025)
Elimination of intersegment profits	(87)	(15)
Total income before income taxes	$26,929	$29,066
Income attributable to noncontrolling interests	(1,089)	(925)
Total income before income taxes, net of noncontrolling interests	$25,840	$28,141

Property and equipment:
Domestic Company-owned restaurants	$160,931
Domestic commissaries	79,963
International	16,810
All others	30,200
Unallocated corporate assets	121,476
Accumulated depreciation and amortization	(220,604)
Net property and equipment	$188,776

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At March 28, 2010, there were 3,491 Papa John’s restaurants (618 Company-owned and 2,873 franchised) operating in all 50 states and 29 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

At March 28, 2010, we had a net investment of approximately $25.2 million associated with our United Kingdom subsidiary (PJUK). The goodwill allocated to this entity approximated $14.2 million at March 28, 2010. We have previously recorded goodwill impairment charges for this entity. We have developed plans for PJUK to continue to improve its operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans.

If our growth initiatives with PJUK and certain domestic markets are not successful, future impairment charges could be recorded.

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

As of March 28, 2010, we had a net deferred income tax asset balance of $13.0 million, of which approximately $5.8 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, that may impact our ultimate payment for such exposures.

Consolidation of BIBP Commodities, Inc. as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. We consolidate the financial results of BIBP, since we are the primary beneficiary, as defined. We recognized pre-tax income of $3.5 million and $9.0 million for the three months ended March 28, 2010 and March 29, 2009, respectively, from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices, but BIBP’s operating results are not expected to be cumulatively significant over time. Papa John’s will recognize the losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

Recent Accounting Pronouncements

In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with variable interest entities (“VIEs”) accounting by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity.

Based on the amended consolidation principles, beginning in fiscal 2010, we are no longer required to consolidate certain franchise entities to which we have extended loans. Accordingly, we did not consolidate the financial results of certain franchise entities in the accompanying financial statements for the three months ended March 28, 2010 and have retrospectively applied the provisions to prior period financial statements. The retrospective application resulted in the exclusion of $3.4 million of assets in our accompanying consolidated balance sheet at December 27, 2009 (there was no impact on our consolidated statements of stockholders equity from this new accounting pronouncement). Additionally, our consolidated income statement for the three months ended March 29, 2009 has been adjusted to exclude $5.7 million of revenues associated with these entities. The operating results of the entities had no impact on Papa John’s operating results or earnings per share for the three months ended March 29, 2009.

Restaurant Progression:

	Three Months Ended
	March 28, 2010	March 29, 2009

Papa John’s Restaurant Progression:
U.S. Company-owned:
Beginning of period	588	592
Opened	4	3
Closed	(1)	(4)
Sold to franchisees	—	(1)
End of period	591	590
International Company-owned:
Beginning of period	26	23
Acquired from franchisees	1	—
Closed	—	(1)
End of period	27	22
U.S. franchised:
Beginning of period	2,193	2,200
Opened	31	14
Closed	(30)	(17)
Acquired from Company	—	1
End of period	2,194	2,198
International franchised:
Beginning of period	662	565
Opened	29	34
Sold to Company	(1)	—
Closed	(11)	(5)
End of period	679	594
Total restaurants - end of period	3,491	3,404

Results of Operations

Variable Interest Entities

As required by FIN 46, our operating results include BIBP’s operating results.  The consolidation of BIBP had a significant impact on our operating results for the three months ended March 28, 2010 and for the full year of 2009, and is expected to have a significant impact on our future operating results, including the full year of 2010, and income statement presentation as described below.

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

The following table summarizes the impact of BIBP, prior to required consolidating eliminations, on our consolidated statements of income for the three months ended March 28, 2010 and March 29, 2009 (in thousands):

	Three Months Ended	Three Months Ended
	March 28, 2010	March 29, 2009

BIBP sales	$39,143	$35,972

Operating expenses	35,495	26,659
General and administrative expenses	29	25
Total costs and expenses	35,524	26,684
Operating income	3,619	9,288
Interest expense	(134)	(263)
Income before income taxes	$3,485	$9,025

Non-GAAP Measures

The financial information we present in this report that excludes the impact of the consolidation of BIBP are not measures that are defined within accounting principles generally accepted in the United States (“GAAP”). These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. We believe the financial information excluding the impact of the consolidation of BIBP is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. We analyze our business performance and trends excluding the impact of the consolidation of BIBP because the results of BIBP are not indicative of our principal operating activities of the Company. In addition, annual cash bonuses, and certain long-term incentive programs for various levels of management, are based on financial measures that exclude BIBP. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Summary of Operating Results

Total revenues were $285.8 million for the first quarter of 2010, representing an increase of 1.7% from revenues of $280.9 million for the same period in 2009. The increase of $4.9 million in revenues was due to the following:

•                  Franchise royalties increased $2.4 million primarily due to an increase in the royalty rate (the standard royalty rate for the majority of domestic franchise restaurants was 4.25% in the first quarter of 2009 and was increased to 4.75% in the first quarter of 2010 as provided for in the franchise agreement).

•                  Domestic commissary sales increased $3.1 million due to an increase in the volume of sales, partially offset by a decline in the prices of certain commodities, primarily wheat and certain meats.

•                  International revenues increased $1.9 million reflecting increases in both the number and average unit volumes of our company-owned and franchised restaurants and the benefit from foreign currency fluctuation.

The above-mentioned increases were partially offset by a decline in revenues from Company-owned restaurants of $2.1 million, or 1.6%, from the corresponding 2009 period, reflecting a decrease of 1.8% in comparable sales during the first quarter of 2010.  An increase in customer traffic during the first quarter of 2010 was more than offset by a decrease in the average ticket spend as we increased discounting in response to the competitive environment.

Our income before income taxes, net of noncontrolling interests, totaled $25.8 million for the first quarter of 2010, compared to $28.1 million for the same period in 2009 as summarized in the following table on an operating segment basis (in thousands):

	Three Months Ended
	March 28,	March 29,	Increase
	2010	2009	(Decrease)

Domestic Company-owned restaurants	$11,445	$10,391	$1,054
Domestic commissaries	7,148	9,384	(2,236)
Domestic franchising	15,922	13,682	2,240
International	(1,103)	(777)	(326)
All others	949	401	548
Unallocated corporate expenses	(10,830)	(13,025)	2,195
Elimination of intersegment profits	(87)	(15)	(72)
Income before income taxes, excluding variable interest entities	23,444	20,041	3,403
BIBP, a variable interest entity	3,485	9,025	(5,540)
Total income before income taxes	26,929	29,066	(2,137)
Income attributable to noncontrolling interests	(1,089)	(925)	(164)
Total income before income taxes, net of noncontrolling interests	$25,840	$28,141	$(2,301)

Excluding the impact of the consolidation of BIBP (pre-tax income of $3.5 million or $0.08 per diluted share in 2010 and pre-tax income of approximately $9.0 million or $0.21 per diluted share in 2009), first quarter 2010 income before taxes, net of noncontrolling interests, was $22.4 million, or a $3.2 million increase over the 2009 comparable results. The increase of $3.2 million (excluding the consolidation of BIBP) was principally due to the following:

•      Domestic Company-owned Restaurant Segment. Domestic company-owned restaurants’ operating income was $11.4 million in the first quarter of 2010 as compared to $10.4 million in the comparable 2009 period. The increase of $1.0 million in the first quarter of 2010 was primarily due to lower commodity costs and the benefits from increased customer traffic as well as labor efficiencies from recently implemented initiatives. These benefits were partially offset by a lower ticket average. In addition, the first quarter of 2009 results included approximately $500,000 of cost associated with the closure of four restaurants.

Restaurant operating margin on an external basis was 22.8% for the first quarter of 2010, compared to 23.4% for the comparable 2009 period. Excluding the impact of the consolidation of BIBP, restaurant operating margin was 22.1% for the first quarter of 2010, compared to 21.7% in the prior comparable period, with the margin improvement the result of the same factors that contributed to the increase in domestic company-owned restaurants’ operating income.

•      Domestic Commissary Segment. Domestic commissaries’ operating income decreased approximately $2.2 million for first quarter. The decline in operating income for the first quarter of 2010, as compared to the corresponding 2009 period, was primarily due to a lower gross margin as we reduced the prices charged to restaurants for certain products and absorbed commodity cost increases for certain vegetable products resulting from harsh Florida winter weather. We also experienced an increase in delivery costs from increased volumes and higher fuel prices.

•      Domestic Franchising Segment. Domestic franchising operating income increased approximately $2.2 million to $15.9 million for the first quarter 2010, as compared to the corresponding 2009 period. The increase for the first quarter was due to an increase in franchise royalties (the standard rate was 4.25% in the first quarter of 2009 and was increased to 4.75% in the first quarter of 2010). The impact of the increase in the royalty rate was partially offset by the impact of our development incentive programs offered by the Company in 2009 and 2010. During the first quarter of 2010, unit opening fees collected were approximately $180,000 less than the prior year quarter even though we had 17 additional unit openings, and we incurred incentive payment costs of $140,000 in 2010 (such costs were minimal in the first quarter of 2009).

•      International Segment. The operating loss during the first quarter of 2010 for the international segment was $1.1 million as compared to $777,000 in the first quarter of 2009.  The decline in the operating results of approximately $300,000 was primarily due to increased personnel and franchise support costs, and start-up costs associated with our company-owned commissary in the UK that will open in the second quarter of 2010.  The increase in costs was partially offset by increased revenues due to growth in number of units and unit volumes internationally.

•      All Others Segment. Operating income for the “All others” reporting segment increased approximately $500,000 for the first quarter as compared to the corresponding 2009 period. The improvement was primarily due to an improvement in the operating results of our print and promotions subsidiary as well as our eCommerce business unit.

•                 Unallocated Corporate Segment.  Unallocated corporate expenses decreased approximately $2.2 million for the first quarter of 2010 as compared to the corresponding period in the prior year. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended
	March 28,	March 29,	Increase
	2010	2009	(decrease)

General and administrative (a)	$6,655	$6,795	$(140)
Net interest	904	1,036	(132)
Depreciation	2,165	2,128	37
Franchise support initiatives (b)	1,250	2,247	(997)
Provision for uncollectible accounts and notes receivable (c)	315	1,063	(748)
Other income	(459)	(244)	(215)
Total unallocated corporate expenses	$10,830	$13,025	$(2,195)

(a)          Unallocated G&A is relatively flat as lower salary, benefit and professional fee costs were substantially offset by increased short and long-term incentive compensation.

(b)         A reduction in franchise support initiatives, which primarily consist of discretionary contributions to the national marketing fund and other local advertising cooperatives, was in line with expectations for the year.

(c)          The 2009 provision for uncollectible accounts and notes receivable included specific incremental reserves for one third-party customer and a loan issued to one domestic franchisee, whereas the 2010 provision reflects more normal activity.

Diluted earnings per share was $0.62 (including a $0.08 per share gain from the consolidation of BIBP) in the first quarter of 2010, compared to $0.64 (including a $0.21 per share gain from the consolidation of BIBP) in the first quarter of 2009. The share repurchase activity during the first quarter of 2010 had no impact on earnings per share.

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $129.6 million for the three months ended March 28, 2010, compared to $131.7 million for the same period in 2009. The decrease of $2.1 million was due to the previously mentioned decline of 1.8% in comparable sales during the first quarter of 2010.  “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

Domestic franchise sales for the first quarter of 2010 increased 0.6% to $400.2 million from $397.7 million for the same period in 2009, as our domestic franchise equivalent units remained relatively constant for the two comparable periods and domestic franchise comparable sales for the quarter were flat.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Domestic franchise royalties were $17.7 million in the first quarter of 2010, compared to $15.4 million in the same period in 2009. The increase in royalties is primarily due to the previously mentioned increase in the standard royalty rate from 4.75% of sales in the first quarter of 2010 as compared to 4.25% of sales in the first quarter of 2009.

Average weekly sales for comparable units include restaurants that were open throughout the periods presented below. The comparable sales base for Company-owned and franchised restaurants, respectively, includes restaurants acquired by the Company or divested to franchisees, as the case may be, during the previous twelve months. Average weekly sales for other units include restaurants that were not open throughout the periods presented below and include non-traditional sites. Average weekly sales for non-traditional units not subject to continuous operation are calculated upon actual days open.

The comparable sales base and average weekly sales for 2010 and 2009 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	March 28, 2010		March 29, 2009
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	591	2,194	590	2,198
Equivalent units	585	2,136	588	2,129
Comparable sales base units	575	2,031	567	2,017
Comparable sales base percentage	98.3%	95.1%	96.4%	94.7%
Average weekly sales - comparable units	$17,162	$14,575	$17,348	$14,483
Average weekly sales - traditional non-comparable units	$12,645	$11,844	$16,087	$11,580
Average weekly sales - non-traditional non-comparable units	$7,078	$9,998	$6,146	$15,311
Average weekly sales - total non-comparable units	$10,791	$11,243	$14,212	$12,251
Average weekly sales - all units	$17,056	$14,410	$17,235	$14,366

Domestic commissary sales increased 2.8% to $112.6 million for the first quarter of 2010, from $109.5 million in the comparable 2009 period, reflecting an increase in the volume of sales, partially offset by a decline in the prices of certain commodities, primarily wheat and certain meats. Our commissaries charge a fixed dollar mark-up on the cost of cheese, which was relatively consistent in both the first quarter of 2010 and 2009 ($1.60 per pound in the first quarter of 2010 and $1.62 per pound in the first quarter of 2009). Other sales were consistent, as compared to the corresponding 2009 period, with a total of $14.5 million.

International revenues were $11.2 million for the first quarter of 2010, compared to $9.3 million for the comparable period in 2009, reflecting the increase in both the number and average unit volumes of our Company-owned and franchised restaurants over the past year and the benefit from foreign currency fluctuation. Our PJUK operations, denominated in British Pounds Sterling and converted to U.S. dollars, represent approximately 48% of international revenues in the first quarter of 2010, compared to 46% in the same period of 2009.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 22.8% in the first quarter of 2010 compared to 23.4% for the same period in 2009.  Excluding the impact of consolidating BIBP, the restaurant operating margin increased 0.4% to 22.1% in the first quarter of 2010 from 21.7% in the same quarter of the prior year, consisting of the following differences:

•                  Cost of sales were 0.4% higher for the first quarter of 2010, as compared to the first quarter of 2009, as the impact of lower commodity costs was more than offset by the increased level of discounting in response to the competitive environment.

•                  Salaries and benefits were 1.7% lower as a percentage of sales in the first quarter of 2010, compared to the first quarter of 2009, primarily due to labor efficiencies from implemented initiatives, and a change in reimbursement practices for certain team members.

•                  Advertising and related costs as a percentage of sales were 8.8% in the first quarter of 2010 as compared to 8.6% in the first quarter of 2009.

•                  Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 20.1% for the first quarter of 2010, as compared to 19.4% for the corresponding 2009 period.  The increase is primarily due to the previously mentioned change in reimbursement practices for certain team members.

Domestic commissary and other margin was 9.0% in the first quarter of 2010, compared to 10.2% for the same period in 2009. Cost of sales was 74.9% of revenues in the first quarter of 2010, compared to 74.2% for the same period in 2009. Cost of sales increased primarily due to our commissaries’ absorbing an increase in certain commodities, including increases in vegetable products due to the impact from harsh Florida winter weather during the first quarter of 2010. Salaries and benefits were 6.9% of revenues in the first quarter of 2010, compared to 7.1% of revenues in the first quarter of 2009. Other operating expenses increased approximately $1.0 million in the first quarter of 2010, as compared to the prior comparable period, primarily due to higher distribution costs, reflecting increased volumes in 2010 and an increase in 2010 fuel costs.

We recorded pre-tax income from the franchise cheese-purchasing program, net of minority interest, of $2.8 million during the first quarter of 2010, compared to pre-tax income of $7.1 million for the corresponding quarter in 2009. These results only represent the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was income of approximately $3.5 million in the first quarter of 2010, compared to income of approximately $9.0 million in the same period of 2009.

The first quarter 2010 general and administrative costs were $27.9 million or 9.7% of revenues, as compared to $27.5 million or 9.8% of revenues in the same period of 2009. An increase in short and long-term incentive compensation was substantially offset by a decline in salaries, benefits and professional fees.

Other general expenses reflected net expense of $2.3 million in the first quarter of 2010 compared to $4.4 million for the comparable period in 2009 as detailed below (in thousands):

	March 28,	March 29,	Increase
	2010	2009	(Decrease)

Disposition and valuation-related costs	$253	$699	$(446)
Provision for uncollectible accounts and notes receivable (a)	370	1,198	(828)
Pre-opening costs	112	64	48
Franchise support initiatives (b)	1,250	2,247	(997)
Other	305	164	141
Total other general expenses	$2,290	$4,372	$(2,082)

(a)          The 2009 provision for uncollectible accounts and notes receivable included specific incremental reserves for one third-party customer and a loan issued to one domestic franchisee, whereas the 2010 provision reflects more normal activity.

(b)         Primarily consists of discretionary contributions to the national marketing fund and other local advertising cooperatives.

Depreciation and amortization was $7.9 million (2.8% of revenues) for the first quarter of 2010 and $7.8 million (2.8% of revenues) for the first quarter of 2009.

Net interest. Net interest expense was $1.0 million in the first quarter of 2010 as compared to $1.3 million in 2009, reflecting a lower average outstanding debt balance.

Income Tax Expense.  The effective income tax rate was 33.3% for the first quarter of 2010 and 35.4% for the same period in 2009 (32.8% in 2010 and 35.7% in 2009, excluding BIBP). The effective rate may fluctuate from quarter to quarter as specific federal and state issues are settled or otherwise resolved, and we expect the rate to approximate 35% to 36% over time.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	March 28,	December 27,
	2010	2009

Revolving line of credit	$99,000	$99,000
Other	41	50
Total debt	99,041	99,050
Less: current portion of debt	(99,041)	—
Long-term debt	$—	$99,050

The revolving line of credit allows us to borrow up to $175.0 million with an expiration date of January 2011. The $99 million outstanding balance is classified as a current obligation due to the January 2011 expiration date. We do not anticipate any problems in renewing the line of credit prior to the expiration date.  Outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit.

The revolving line of credit contains customary affirmative and negative covenants, including the following financial covenants, as defined (the covenants exclude the impact of consolidating BIBP’s operations):

Actual Ratio for the
Quarter Ended
	Permitted Ratio	March 28, 2010

Leverage Ratio	Not to exceed 2.5 to 1.0	1.1 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.8 to 1.0

We were in compliance with all covenants at March 28, 2010 and December 27, 2009.

Cash flow from operating activities was $26.0 million for the three months ended March 28, 2010, compared to $31.9 million for the same period in 2009. Cash flow from BIBP increased cash flow from operations by approximately $3.5 million and $9.0 million in the first quarters of 2010 and 2009, respectively (as reflected in the net income and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of BIBP, cash flow from operating activities was $22.5 million in the first quarter of 2010 and $22.9 million in the first quarter of 2009. The favorable impact of higher net income was more than offset by unfavorable working capital changes.

The Company’s free cash flow for the three months ended March 28, 2010 and March 29, 2009 was as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2010	2009

Net cash provided by operating activities	$26,013	$31,925
Income from BIBP cheese purchasing entity	(3,485)	(9,025)
Purchase of property and equipment	(9,125)	(5,064)
Free cash flow (a)	$13,403	$17,836

(a)          Free cash flow is defined as net cash provided by operating activities (from the consolidated statements of cash flows) excluding the impact of BIBP, less the purchase of property and equipment. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by U.S. GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s U.S. GAAP measures.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate technological systems and facilities. In addition, we have a common stock repurchase program. During the three months ended March 28, 2010, common stock repurchases of $5.3 million and capital expenditures of $9.1 million were funded primarily by cash flow from operations and from available cash and cash equivalents.

Our Board of Directors authorized the repurchase of our common stock through December 31, 2010. We repurchased approximately 215,000 shares of our common stock at an average price of $24.46 per share, or a total of $5.3 million, during the first quarter of 2010. Subsequent to March 28, 2010, through April 27, 2010, we acquired an additional 92,000 shares with an aggregate cost of $2.4 million and an average cost of $25.64 per share. As of April 27, 2010, approximately $26.2 million remained available for repurchase of common stock under this authorization.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock for the remainder of 2010 from cash on hand and operating cash flows.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other Company communications constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such statements may relate to projections concerning revenue, earnings, margins, unit growth and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements.

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs (including the impact of the recently passed federal health care legislation); the ability of the Company to pass along such increases in or sustained high costs to franchisees or consumers; the Company’s contingent liability for the payment of certain lease arrangements, approximating $5.2 million, involving our former Perfect Pizza operations that were sold in March 2006; the impact of legal claims and current proposed legislation impacting our business; and increased risks associated with our international operations. These and other risk factors as discussed in detail in “Part I. Item 1A. — Risk Factors” in our Annual Report on Form 10-K for our 2009 fiscal year could materially affect the Company’s business, financial condition or operating results. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at March 28, 2010 was principally comprised of a $99.0 million outstanding principal balance on the $175 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

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

The effective interest rate on the line of credit, including the impact of the two interest rate swap agreements, was 5.0% as of March 28, 2010. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of March 28, 2010, net of the interest rate swap agreements, would have no impact on interest expense.

We do not enter into financial instruments to manage foreign currency exchange rates since less than 4% of our total revenues are derived from sales to customers and royalties outside the contiguous United States.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. As previously discussed in “Results of Operations and Critical Accounting Policies and Estimates”, we have a purchasing arrangement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants.

Papa John’s consolidates the operating results of BIBP. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase)

in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our first quarters 2010 and 2009 operating results and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants.

The following table presents the actual average block price for cheese and the average BIBP block price by quarter as projected through the first quarter of 2011 (based on the April 27, 2010 Chicago Mercantile Exchange (CME) milk futures market prices):

	2011				2010				2009
	BIBP		Actual		BIBP		Actual		BIBP	Actual
	Block Price		Block Price		Block Price		Block Price		Block Price	Block Price

Quarter 1	$1.617	*	$1.556	*	$1.595		$1.431		$1.621	$1.184
Quarter 2	N/A		N/A		1.529	*	1.423	*	1.479	1.178
Quarter 3	N/A		N/A		1.649	*	1.584	*	1.478	1.240
Quarter 4	N/A		N/A		1.634	*	1.565	*	1.608	1.548
Full Year	N/A		N/A		$1.602	*	$1.501	*	$1.547	$1.288

*amounts are estimates based on futures prices

N/A - not available

The following table presents the 2009 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2009
Quarter 1	$9,025
Quarter 2	6,854
Quarter 3	5,104
Quarter 4	1,560
Full Year	$22,543

Additionally, based on the CME milk futures market prices as of April 27, 2010, and the projected cheese costs to restaurants as determined by the BIBP pricing formula for the next four quarters, the consolidation of BIBP is projected to increase our pre-tax income as follows (in thousands):

Quarter 1 - 2010	$3,485
Quarter 2 - 2010	2,523	*
Quarter 3 - 2010	1,472	*
Quarter 4 - 2010	1,610	*
Full Year - 2010	$9,090	*

Quarter 1 - 2011	$1,411	*

*The projections above are based upon current futures market prices. Historically, actual results have been subject to large fluctuations and have at times differed significantly from previous projections using the futures market prices.

Over the long-term, we expect to purchase cheese at a price approximating the actual average market price and therefore we do not generally make use of financial instruments to hedge commodity prices.

Item 4. Controls and Procedures

Our Co-Chief Executive Officers (“CEOs”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“1934 Act”)), as of the end of the period covered by this report. Based upon their evaluation, the Co-CEOs and CFO concluded that the disclosure controls and procedures are effective.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe none of the claims and actions currently pending against us would have a material adverse effect on us if decided in a manner unfavorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $775.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2010. Through March 28, 2010, a total of 43.7 million shares with an aggregate cost of $746.5 million and an average price of $17.07 per share have been repurchased under this program. Subsequent to March 28, 2010, through April 27, 2010, we acquired an additional 92,000 shares with an aggregate cost of $2.4 million and an average cost of $25.64 per share. As of April 27, 2010, approximately $26.2 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the first three months of 2010 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total	Average		of Shares	Value of Shares
	Number	Price		Purchased as	that May Yet Be
	of Shares	Paid per		Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share		Plans or Programs	Plans or Programs

12/28/2009 - 01/24/2010	—	—	*	43,508	$33,798
01/25/2010 - 02/21/2010	55	$22.51		43,563	$32,553
02/22/2010 - 03/28/2010	160	$25.14		43,723	$28,529

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

Item 6.  Exhibits

Exhibit
Number	Description

31.1.1	Certification of Co-Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1.2	Certification of Co-Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 28, 2010, filed on May 4, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 4, 2010	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer