Form 10-Q
period 2010-06-27
PAPA JOHNS INTERNATIONAL INC
filed 2010-08-03
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2010

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

At July 28, 2010, there were outstanding 26,292,489 shares of the registrant’s common stock, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	June 27, 2010	December 27, 2009
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$37,710	$25,457
Accounts receivable, net	22,914	22,119
Inventories	15,289	15,576
Prepaid expenses	10,266	8,695
Other current assets	3,642	3,748
Deferred income taxes	8,895	8,408
Total current assets	98,716	84,003
Investments	1,690	1,382
Net property and equipment	189,027	187,971
Notes receivable, net	15,092	16,359
Deferred income taxes	5,920	6,804
Goodwill	74,229	75,066
Other assets	21,588	22,141
Total assets	$406,262	$393,726

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,139	$26,990
Income and other taxes payable	10,383	5,854
Accrued expenses	49,382	54,241
Current portion of debt	99,035	—
Total current liabilities	184,939	87,085
Unearned franchise and development fees	6,096	5,668
Long-term debt, net of current portion	—	99,050
Other long-term liabilities	12,729	16,886
Stockholders’ equity:
Preferred stock	—	—
Common stock	360	358
Additional paid-in capital	241,585	231,720
Accumulated other comprehensive loss	(1,372)	(1,084)
Retained earnings	221,279	191,212
Treasury stock	(268,652)	(245,337)
Total stockholders’ equity, net of noncontrolling interests	193,200	176,869
Noncontrolling interests	9,298	8,168
Total stockholders’ equity	202,498	185,037
Total liabilities and stockholders’ equity	$406,262	$393,726

Note:  The balance sheet at December 27, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. See Note 2 for modifications made as a result of adopting recent accounting pronouncements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Domestic revenues:
Company-owned restaurant sales	$124,594	$124,966	$254,238	$256,671
Franchise royalties	17,140	14,664	34,876	30,025
Franchise and development fees	101	78	147	306
Commissary sales	113,936	104,539	226,576	214,078
Other sales	13,023	13,981	27,536	28,750
International revenues:
Royalties and franchise and development fees	3,458	3,388	7,092	6,623
Restaurant and commissary sales	8,395	6,893	15,968	12,980
Total revenues	280,647	268,509	566,433	549,433
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	27,020	23,893	54,306	49,794
Salaries and benefits	34,192	36,157	69,595	74,360
Advertising and related costs	11,149	11,376	22,553	22,649
Occupancy costs	7,930	7,722	15,770	15,638
Other operating expenses	17,844	17,181	36,034	34,809
Total domestic Company-owned restaurant expenses	98,135	96,329	198,258	197,250
Domestic commissary and other expenses:
Cost of sales	95,195	86,924	190,487	179,108
Salaries and benefits	8,568	8,638	17,300	17,469
Other operating expenses	11,841	10,945	23,541	21,617
Total domestic commissary and other expenses	115,604	106,507	231,328	218,194
Income from the franchise cheese-purchasing program, net of noncontrolling interest	(2,173)	(5,462)	(4,982)	(12,565)
International operating expenses	7,430	5,907	14,206	11,264
General and administrative expenses	28,990	29,788	56,850	57,325
Other general expenses	1,687	3,043	3,977	7,415
Depreciation and amortization	8,175	7,795	16,055	15,598
Total costs and expenses	257,848	243,907	515,692	494,481
Operating income	22,799	24,602	50,741	54,952
Investment income	197	144	428	276
Interest expense	(1,333)	(1,440)	(2,577)	(2,856)
Income before income taxes	21,663	23,306	48,592	52,372
Income tax expense	7,560	8,037	16,525	18,339
Net income, including noncontrolling interests	14,103	15,269	32,067	34,033
Less: income attributable to noncontrolling interests	(911)	(1,092)	(2,000)	(2,017)
Net income, net of noncontrolling interests	$13,192	$14,177	$30,067	$32,016

Basic earnings per common share	$0.49	$0.51	$1.12	$1.16
Earnings per common share - assuming dilution	$0.49	$0.51	$1.11	$1.15

Basic weighted average shares outstanding	26,760	27,789	26,901	27,715
Diluted weighted average shares outstanding	26,971	27,989	27,036	27,860

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Papa John’s International, Inc.
				Accumulated
	Common		Additional	Other				Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Interests	Equity

Balance at December 28, 2008	27,637	$352	$216,553	$(3,818)	$133,759	$(216,860)	$8,252	$138,238
Comprehensive income:
Net income	—	—	—	—	32,016	—	2,017	34,033
Change in valuation of interest rate swap agreements, net of tax of $322	—	—	—	573	—	—	—	573
Other, net	—	—	—	2,260	—	—	—	2,260
Comprehensive income								36,866
Exercise of stock options	477	5	8,052	—	—	—	—	8,057
Tax effect related to exercise of non-qualified stock options	—	—	227	—	—	—	—	227
Acquisition of treasury stock	(275)	—	—	—	—	(4,958)	—	(4,958)
Distributions to noncontrolling interests	—	—	—	—	—	—	(855)	(855)
Stock-based compensation expense	—	—	2,607	—	—	—	—	2,607
Balance at June 28, 2009	27,839	$357	$227,439	$(985)	$165,775	$(221,818)	$9,414	$180,182

Balance at December 27, 2009	26,930	$358	$231,720	$(1,084)	$191,212	$(245,337)	$8,168	$185,037
Comprehensive income:
Net income	—	—	—	—	30,067	—	2,000	32,067
Change in valuation of interest rate swap agreements, net of tax of $646	—	—	—	1,149	—	—	—	1,149
Other, net	—	—	—	(1,437)	—	—	—	(1,437)
Comprehensive income								31,779
Exercise of stock options	273	2	4,838	—	—	285	—	5,125
Tax effect related to exercise of non-qualified stock options	—	—	179	—	—	—	—	179
Acquisition of treasury stock	(975)	—	—	—	—	(24,417)	—	(24,417)
Distributions to noncontrolling interests	—	—	—	—	—	—	(870)	(870)
Stock-based compensation expense	—	—	3,549	—	—	—	—	3,549
Other	115	—	1,299	—	—	817	—	2,116
Balance at June 27, 2010	26,343	$360	$241,585	$(1,372)	$221,279	$(268,652)	$9,298	$202,498

At June 28, 2009, the accumulated other comprehensive loss of $985 was comprised of a net unrealized loss on the interest rate swap agreements of $3,378 and an $88 pension plan liability for PJUK, offset by unrealized foreign currency translation gains of $2,481.

At June 27, 2010, the accumulated other comprehensive loss of $1,372 was comprised of a net unrealized loss on the interest rate swap agreements of $1,413 and a $52 pension plan liability for PJUK, offset by unrealized foreign currency translation gains of $93.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009
Operating activities
Net income, net of noncontrolling interests	$30,067	$32,016
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	713	2,181
Depreciation and amortization	16,055	15,598
Deferred income taxes	(250)	2,731
Stock-based compensation expense	3,549	2,607
Excess tax benefit related to exercise of non-qualified stock options	(242)	(443)
Other	368	811
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,764)	737
Inventories	298	868
Prepaid expenses	(1,559)	101
Other current assets	106	1,880
Other assets and liabilities	(329)	(345)
Accounts payable	(851)	(4,363)
Income and other taxes payable	4,529	3,840
Accrued expenses	(5,432)	(3,326)
Unearned franchise and development fees	428	(357)
Net cash provided by operating activities	45,686	54,536
Investing activities
Purchases of property and equipment	(16,871)	(15,193)
Purchases of investments	(548)	(1,187)
Proceeds from sale or maturity of investments	240	—
Loans issued	(460)	(9,739)
Loan repayments	1,943	1,439
Acquisitions	—	(464)
Proceeds from divestitures of restaurants	36	830
Other	11	18
Net cash used in investing activities	(15,649)	(24,296)
Financing activities
Net repayments from line of credit facility	—	(20,500)
Net repayments from short-term debt - variable interest entities	—	(2,600)
Excess tax benefit related to exercise of non-qualified stock options	242	443
Proceeds from exercise of stock options	5,125	8,057
Acquisition of Company common stock	(24,417)	(4,958)
Noncontrolling interests, net of contributions and distributions	1,130	1,162
Other	114	(13)
Net cash used in financing activities	(17,806)	(18,409)
Effect of exchange rate changes on cash and cash equivalents	22	(11)
Change in cash and cash equivalents	12,253	11,820
Cash and cash equivalents at beginning of period	25,457	10,917
Cash and cash equivalents at end of period	$37,710	$22,737

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 27, 2010

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 27, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended December 26, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 27, 2009.

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

Based on the amended consolidation principles, beginning in fiscal 2010, we are no longer required to consolidate certain franchise entities to which we have extended loans. Accordingly, we did not consolidate the financial results of certain franchise entities in the accompanying financial statements for the three and six months ended June 27, 2010 and have retrospectively applied the provisions to prior period financial statements. The retrospective application resulted in the exclusion of $3.4 million of assets in our accompanying consolidated balance sheet at December 27, 2009 (there was no impact on our consolidated statements of stockholders’ equity from this new accounting pronouncement). Additionally, our consolidated income statement has been adjusted to exclude $11.2 million and $16.9 million of revenues for the three and six months ended June 28, 2009, respectively, associated with these entities. The operating results of these previously consolidated entities had no impact on Papa John’s operating results or earnings per share for the three and six months ended June 28, 2009.

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

Papa John’s had two joint venture arrangements as of June 27, 2010 and June 28, 2009, which were as follows:

	Restaurants			Noncontrolling
	as of	Restaurant	Papa John’s	Interest
	June 27, 2010	Locations	Ownership *	Ownership *

Star Papa, LP	75	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%

*The ownership percentages were the same for both the 2010 and 2009 periods presented in the accompanying consolidated financial statements.

The pre-tax income attributable to the joint ventures for the three and six months ended June 27, 2010 and June 28, 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2010	2009	2010	2009

Papa John’s International, Inc.	$1,447	$1,700	$3,094	$3,275
Noncontrolling interests	911	1,092	2,000	2,017
Total pre-tax income	$2,358	$2,792	$5,094	$5,292

The noncontrolling interest holders’ equity in the joint venture arrangements totaled $9.3 million as of June 27, 2010 and $8.2 million as of December 27, 2009.

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

As of June 27, 2010, we had a net deferred income tax asset balance of $14.8 million, of which approximately $4.9 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company’s income tax filings. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact our ultimate payment for such exposures.

Modification of our Non-qualified Deferred Compensation Plan

During the first quarter of 2010, we modified the provisions of our non-qualified deferred compensation plan. Previously, participants who elected an investment in phantom Papa John’s stock were paid in cash upon settlement of their investment balance. Effective the first quarter of 2010, we began settling future distributions of the deemed investment balances in Papa John’s stock through the issuance of Company stock. Accordingly, during the first quarter of 2010, we reclassified $2.0 million from other long-term liabilities to paid-in capital in the accompanying consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. In July, the Company implemented an initiative to reduce general and administrative (G&A) expenses which included a reduction in force primarily in the corporate support area and our printing and promotions subsidiary. After considering severance and related costs, the G&A initiative is not expected to have a significant impact on operating income for the second half of 2010. Cost savings from the initiative are expected to approximate $4.0 million to $4.5 million in 2011.

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

We have a purchasing arrangement with BIBP, a special-purpose entity formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a fixed monthly price. PJFS purchased $37.4 million and $76.5 million of cheese from BIBP for the three and six months ended June 27, 2010, respectively, compared to $35.0 million and $71.0 million in the 2009 comparable periods, respectively.

We are deemed the primary beneficiary of BIBP, a VIE, for accounting purposes. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized pre-tax income of $2.7 million ($1.7 million net of tax, or $0.06 per diluted share) and $6.2 million

($3.9 million net of tax, or $0.14 per diluted share) for the three and six months ended June 27, 2010, respectively, and pre-tax income of $6.9 million ($4.2 million net of tax, or $0.15 per share) and $15.9 million ($10.0 million net of tax, or $0.36 per share) for the three and six months ended June 28, 2009, respectively, from the consolidation of BIBP. Although not assured, we expect BIBP’s cumulative deficit would be substantially repaid at the end of 2012. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the anticipated volatility of the cheese market, but is not expected to be cumulatively significant over time.

At June 27, 2010, BIBP had a $10.0 million line of credit with a commercial bank, which is guaranteed by Papa John’s (no balance was outstanding as of June 27, 2010). In addition, Papa John’s agreed to provide additional funding in the form of a loan to BIBP. As of June 27, 2010, BIBP had $18.8 million of short-term debt outstanding under the line of credit from Papa John’s (the $18.8 million outstanding balance under the Papa John’s line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s).

The following table summarizes the balance sheets for BIBP as of June 27, 2010 and December 27, 2009:

	June 27,	December 27,
(In thousands)	2010	2009

Assets:
Cash and cash equivalents	$3,951	$3,857
Accounts receivable - Papa John’s	1,016	469
Other current assets	1,251	1,917
Deferred income taxes	4,902	7,064
Total assets	$11,120	$13,307

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued expenses	$1,318	$1,596
Short-term debt - Papa John’s	18,833	24,633
Total liabilities	20,151	26,229
Stockholders’ equity (deficit)	(9,031)	(12,922)
Total liabilities and stockholders’ equity (deficit)	$11,120	$13,307

4.  Debt

Our debt is comprised of the following (in thousands):

	June 27,	December 27,
	2010	2009

Revolving line of credit	$99,000	$99,000
Other	35	50
Total debt	99,035	99,050
Less: current portion of debt	(99,035)	—
Long-term debt	$—	$99,050

In January 2006, we executed a five-year, unsecured Revolving Credit Facility (“Credit Facility”) totaling $175.0 million. Under the Credit Facility, outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option.  The commitment fee on the unused balance ranges from 12.5 to 20.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The remaining availability under our line of credit, reduced for certain outstanding letters of credit, approximated $59.7 million as of June 27, 2010 and $58.0 million as of December 27, 2009. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At June 27, 2010 and December 27, 2009, we were in compliance with these covenants.

The revolving line of credit expires in January 2011 and thus the $99.0 million outstanding loan balance is classified as a current liability as of June 27, 2010. We plan to renew and extend the line of credit during the third quarter of 2010. We do not anticipate any problems in renewing the line of credit.

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

The following tables provide information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

Fair Values of Derivative Instruments:

	Liability Derivatives
Type of Derivative	Balance Sheet Location	Fair Value June 27, 2010	Fair Value December 27, 2009

Interest rate swaps	Other long-term liabilities	$2,249	$4,044

There were no derivatives that were not designated as hedging instruments under the provisions of the ASC topic, Derivatives and Hedging.

Effect of Derivative Instruments on the Consolidated Financial Statements:

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Classification of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Classification of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps:

Three months ended:
June 27, 2010	$647	Interest expense	$(1,028)	Not applicable	$0
June 28, 2009	$447	Interest expense	$(997)	Not applicable	$0

Six months ended:
June 27, 2010	$1,149	Interest expense	$(2,071)	Not applicable	$0
June 28, 2009	$573	Interest expense	$(1,968)	Not applicable	$0

The weighted average interest rate for our Credit Facility, including the impact of the previously mentioned interest rate swap agreements, was 5.03% and 4.83% for the three months ended June 27, 2010 and June 28, 2009, respectively, and 5.03% and 4.65% for the six months ended June 27, 2010 and June 28, 2009. Interest paid, including payments made or received under the swaps, was $1.3 million and $2.6 million for the three and six months ended June 27, 2010, respectively, compared to $1.4 million and $2.8 million for the three and six months ended June 28, 2009, respectively. The interest rate swap liability of $2.2 million as of June 27, 2010 will be reclassified into earnings during the next seven months as interest expense.

5.  Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share — assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009

Basic earnings per common share:
Net income	$13,192	$14,177	$30,067	$32,016
Weighted average shares outstanding	26,760	27,789	26,901	27,715
Basic earnings per common share	$0.49	$0.51	$1.12	$1.16

Earnings per common share - assuming dilution:
Net income	$13,192	$14,177	$30,067	$32,016

Weighted average shares outstanding	26,760	27,789	26,901	27,715
Dilutive effect of outstanding compensation awards	211	200	135	145
Diluted weighted average shares outstanding	26,971	27,989	27,036	27,860
Earnings per common share - assuming dilution	$0.49	$0.51	$1.11	$1.15

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the quarter were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive.  The weighted average number of shares subject to the antidilutive options was 1.5 million and 1.4 million for the three-month periods ending June 27, 2010 and June 28, 2009, respectively. The weighted average number of shares subject to the antidilutive options for the six month periods ending June 27, 2010 and June 28, 2009 were 1.5 million and 1.4 million, respectively.

6.  Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net income, including noncontrolling interests	$14,103	$15,269	$32,067	$34,033
Change in valuation of interest rate swap agreements, net of tax	647	447	1,149	573
Foreign currency translation	325	3,275	(1,437)	2,260
Comprehensive income	$15,075	$18,991	$31,779	$36,866

7.  Notes Receivable

Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the acquisition, construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us.

Loans outstanding, net of allowance for doubtful accounts, were approximately $15.1 million as of June 27, 2010 and $16.4 million as of December 27, 2009. We have recorded reserves of $7.3 million and $7.6 million as of June 27, 2010 and December 27, 2009, respectively, for potentially uncollectible notes receivable. We concluded the reserves were necessary due to certain borrowers’ economic performance and underlying collateral value.

8.  Contingencies

In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment under 62 lease arrangements, primarily associated with Perfect Pizza restaurant sites for which the Perfect Pizza franchisor is primarily liable. The leases have varying terms, the latest of which expires in 2017. As of June 27, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the new owner of Perfect Pizza and associated franchisees was approximately $4.8 million. We have not recorded a liability with respect to such leases at June 27, 2010, as our cross-default provisions with the Perfect Pizza franchisor significantly reduce the risk that we will be required to make payments under these leases.

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

Our segment information is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Revenues from external customers:
Domestic Company-owned restaurants	$124,594	$124,966	$254,238	$256,671
Domestic commissaries	113,936	104,539	226,576	214,078
Domestic franchising	17,241	14,742	35,023	30,331
International	11,853	10,281	23,060	19,603
All others	13,023	13,981	27,536	28,750
Total revenues from external customers	$280,647	$268,509	$566,433	$549,433

Intersegment revenues:
Domestic commissaries	$33,234	$31,434	$66,878	$65,509
Domestic franchising	511	508	1,015	1,014
International	356	266	689	510
Variable interest entities	37,362	35,028	76,504	71,000
All others	2,709	2,881	5,859	5,783
Total intersegment revenues	$74,172	$70,117	$150,945	$143,816

Income (loss) before income taxes:
Domestic Company-owned restaurants	$8,656	$10,152	$20,101	$20,543
Domestic commissaries	8,036	7,484	15,184	16,868
Domestic franchising	15,448	12,824	31,370	26,506
International	(1,071)	(847)	(2,174)	(1,624)
Variable interest entities	2,678	6,854	6,163	15,879
All others	178	613	1,127	1,014
Unallocated corporate expenses	(12,129)	(13,673)	(22,959)	(26,698)
Elimination of intersegment profits	(133)	(101)	(220)	(116)
Total income before income taxes	$21,663	$23,306	$48,592	$52,372
Income attributable to noncontrolling interests	(911)	(1,092)	(2,000)	(2,017)
Total income before income taxes, net of noncontrolling interests	$20,752	$22,214	$46,592	$50,355

Property and equipment:
Domestic Company-owned restaurants	$162,380
Domestic commissaries	80,426
International	18,026
All others	31,878
Unallocated corporate assets	124,543
Accumulated depreciation and amortization	(228,226)
Net property and equipment	$189,027

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At June 27, 2010, there were 3,516 Papa John’s restaurants (619 Company-owned and 2,897 franchised) operating in all 50 states and 28 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

The recoverability of indefinite-lived intangible assets (i.e., goodwill) is evaluated annually or more frequently if impairment indicators exist, on a reporting unit basis by comparing the estimated fair value to its carrying value. Our estimated fair value for Company-owned restaurants is comprised of two components. The first component is the estimated cash sales price that would be received at the time of the sale and the second component is an investment in the continuing franchise agreement, representing the discounted value of future royalties less any incremental direct operating costs that would be collected under the ten-year franchise agreement.

At June 27, 2010, we had a net investment of approximately $20.9 million associated with our United Kingdom subsidiary (PJUK). The goodwill allocated to this entity approximated $14.3 million at June 27, 2010. We have previously recorded goodwill impairment charges for this entity. We have developed plans for PJUK to continue to improve its operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans.

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

As of June 27, 2010, we had a net deferred income tax asset balance of $14.8 million, of which approximately $4.9 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact our ultimate payment for such exposures.

Consolidation of BIBP Commodities, Inc. as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. We consolidate the financial results of BIBP, since we are the primary beneficiary, as defined. We recognized pre-tax income of $2.7 million and $6.2 million for the three and six months ended June 27, 2010, respectively, compared to $6.9 million and $15.9 million for the same periods in 2009, respectively, from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices, but BIBP’s operating results are not expected to be cumulatively significant over time. Papa John’s will recognize the losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

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

Based on the amended consolidation principles, beginning in fiscal 2010, we are no longer required to consolidate certain franchise entities to which we have extended loans. Accordingly, we did not consolidate the financial results of certain franchise entities in the accompanying financial statements for the three and six months ended June 27, 2010 and have retrospectively applied the provisions to prior period financial statements. The retrospective application resulted in the exclusion of $3.4 million of assets in our accompanying consolidated balance sheet at December 27, 2009 (there was no impact on our consolidated statements of stockholders equity from this new accounting pronouncement). Additionally, our consolidated income statement for the three and six months ended June 28, 2009 has been adjusted to exclude $11.2 million and $16.9 million of revenues, respectively, associated with these entities. The operating results of the entities had no impact on Papa John’s operating results or earnings per share for the three and six months ended June 28, 2009.

Restaurant Progression:

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Papa John’s Restaurant Progression:
Domestic Company-owned:
Beginning of period	591	590	588	592
Opened	—	—	4	3
Closed	(1)	(1)	(2)	(5)
Acquired from franchisees	—	11	—	11
Sold to franchisees	—	(11)	—	(12)
End of period	590	589	590	589
International Company-owned:
Beginning of period	27	22	26	23
Opened	4	1	4	1
Closed	—	—	—	(1)
Acquired from franchisees	—	—	1	—
Sold to franchisees	(2)	—	(2)	—
End of period	29	23	29	23
Domestic franchised:
Beginning of period	2,194	2,198	2,193	2,200
Opened	45	11	76	25
Closed	(15)	(17)	(45)	(34)
Acquired from Company	—	11	—	12
Sold to Company	—	(11)	—	(11)
End of period	2,224	2,192	2,224	2,192
International franchised:
Beginning of period	679	594	662	565
Opened	24	28	53	62
Closed	(32)	(8)	(43)	(13)
Acquired from Company	2	—	2	—
Sold to Company	—	—	(1)	—
End of period	673	614	673	614
Total restaurants - end of period	3,516	3,418	3,516	3,418

Results of Operations

Variable Interest Entities

As required by the Consolidation topic of the ASC, our operating results include BIBP’s operating results.  The consolidation of BIBP had a significant impact on our operating results for the six months ended June 27, 2010 and for the full year of 2009, and is expected to have a significant impact on our future operating results, including the full year of 2010, and income statement presentation as described below.

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

The second component of the net impact from the consolidation of BIBP is reflected in the caption “Income from the franchise cheese-purchasing program, net of noncontrolling interest.” This line item represents BIBP’s income or loss from purchasing cheese at the spot market price and selling to franchised restaurants at a fixed monthly price, net of any income or loss attributable to the minority interest BIBP shareholders. The amount of income or loss attributable to the BIBP shareholders depends on its cumulative shareholders’ equity balance and the change in such balance during the reporting period. The third component is reflected as investment income or interest expense, depending upon whether BIBP is in a net investment or net borrowing position during the reporting period.

The following table summarizes the impact of BIBP, prior to the required consolidating eliminations, on our consolidated statements of income for the three and six months ended June 27, 2010 and June 28, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

BIBP sales	$37,362	$35,028	$76,504	$71,000

Operating expenses	34,555	27,923	70,049	54,582
General and administrative expenses	12	26	41	51
Total costs and expenses	34,567	27,949	70,090	54,633
Operating income	2,795	7,079	6,414	16,367
Interest expense	(117)	(225)	(251)	(488)
Income before income taxes	$2,678	$6,854	$6,163	$15,879

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

Summary of Operating Results

Total revenues were $280.6 million for the second quarter of 2010, representing an increase of 4.5% from revenues of $268.5 million for the same period in 2009. For the six months ended June 27, 2010, total revenues were $566.4 million, representing an increase of 3.1% from revenues of $549.4 million for the comparable period in 2009. The increases of $12.1 million and $17.0 million in revenues for the three and six months ended June 27, 2010, respectively, were primarily due to the following:

•                        Franchise royalties revenue increased $2.5 million and $4.9 million for the three and six months ended June 27, 2010, respectively, primarily due to an increase in the royalty rate (the standard royalty rate for domestic franchise restaurants was 4.25% during the first six months of 2009 and was increased to 4.75% in the first six months of 2010 as provided for in the franchise agreement).

•                        Domestic commissary sales increased $9.4 million and $12.5 million for the three and six months ended June 27, 2010, respectively, due to an increase in sales volumes.

•                        International revenues increased $1.6 million and $3.5 million for the three and six months ended June 27, 2010, respectively, reflecting increases in the number of our Company-owned and franchised restaurants.

•                        Domestic Company-owned restaurant sales decreased $400,000 and $2.4 million for the three and six months ended June 27, 2010, respectively. The decreases in revenues were due to decreases of 1.1% and 1.5% in comparable sales, as an increase in customer traffic was more than offset by a decrease in the average ticket price, as the level of discounting was increased consistent with the competitive environment in which we are currently operating.

•                        Other sales decreased $1.0 million and $1.2 million for the three and six months ended June 27, 2010, respectively, primarily due to a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions.

Our income before income taxes, net of noncontrolling interests, totaled $20.8 million and $46.6 million for the three and six months ended June 27, 2010, compared to $22.2 million and $50.4 million for the same periods in 2009 as summarized in the following table on an operating segment basis (in thousands):

	Three Months Ended			Six Months Ended
	June 27,	June 28,	Increase	June 27,	June 28,	Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Domestic Company-owned restaurants	$8,656	$10,152	$(1,496)	$20,101	$20,543	$(442)
Domestic commissaries	8,036	7,484	552	15,184	16,868	(1,684)
Domestic franchising	15,448	12,824	2,624	31,370	26,506	4,864
International	(1,071)	(847)	(224)	(2,174)	(1,624)	(550)
All others	178	613	(435)	1,127	1,014	113
Unallocated corporate expenses	(12,129)	(13,673)	1,544	(22,959)	(26,698)	3,739
Elimination of intersegment profits	(133)	(101)	(32)	(220)	(116)	(104)
Income before income taxes, excluding variable interest entities	18,985	16,452	2,533	42,429	36,493	5,936
BIBP, a variable interest entity	2,678	6,854	(4,176)	6,163	15,879	(9,716)
Total income before income taxes	21,663	23,306	(1,643)	48,592	52,372	(3,780)
Income attributable to noncontrolling interests	(911)	(1,092)	181	(2,000)	(2,017)	17
Total income before income taxes, net of noncontrolling interests	$20,752	$22,214	$(1,462)	$46,592	$50,355	$(3,763)

Excluding the impact of the consolidation of BIBP, second quarter 2010 income before taxes, net of noncontrolling interests, was $18.1 million, or an increase of approximately $2.7 million over the 2009 comparable results, and income before income taxes, net of noncontrolling interests, for the six months ended June 27, 2010 was $40.4 million, or an increase of $6.0 million from 2009 comparable results. The increases of $2.7 million and $6.0 million, respectively, for the three and six months ended June 27, 2010 (excluding the consolidation of BIBP) were principally due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income was $8.7 million and $20.1 million for the three and six months ended June 27, 2010, respectively, compared to $10.2 million and $20.5 million for the prior comparable periods, respectively. The decreases of $1.5 million and $400,000 in the second quarter and six-month periods of 2010, respectively, were primarily due to a decline in the operating margin from a lower average ticket price, partially offset by increased customer traffic. Commodity costs were favorable for both the three- and six-month periods, with the most favorable impact in the first three months of 2010.

Restaurant operating margin on an external basis was 21.2% and 22.0% for the three and six months ended June 27, 2010, respectively, compared to 22.9% and 23.2% for the comparable 2009 periods. Excluding the impact of the consolidation of BIBP, restaurant operating margins were 20.7% and 21.4% for the three and six months ended June 27, 2010, respectively, compared to 21.6% and 21.7% in the prior comparable 2009 periods.

•                  Domestic Commissary Segment. Domestic commissaries’ operating income increased approximately $550,000 for the second quarter of 2010 and decreased $1.7 million for the six months ended June 27, 2010. The improvement in operating income for the second quarter was primarily due to increased sales volumes and the prior year included management transition costs of approximately $700,000. The decrease for the six-month period of 2010, as compared to the corresponding 2009 period, was primarily due to a lower gross margin as we reduced the prices charged to restaurants for certain products and absorbed both commodity cost increases for certain vegetable products resulting from harsh Florida winter weather and increased fuel costs, partially offset by the previously mentioned prior year impact of $700,000 in management transition costs.

•                  Domestic Franchising Segment. Domestic franchising operating income increased approximately $2.6 million to $15.4 million for the three months ended June 27, 2010, from $12.8 million in the prior comparable period and increased $4.9 million to $31.4 million for the six months ended June 27, 2010, from $26.5 million in the prior comparable period. The increases were primarily due to an increase in franchise royalties (the standard rate was 4.25% in 2009 and was increased to 4.75% in 2010). The impact of the royalty rate increase was partially offset by the impact of development incentive programs offered by the Company in 2009 and 2010. Franchise and development fees were approximately $20,000 higher and $160,000 lower than the prior year quarter and six-month period, respectively, even though we had 34 and 51 additional domestic unit openings during the three and six month periods, respectively, in 2010. Additionally, we incurred incentive payment costs of $128,000 and $271,000 in the three and six months ended June 27, 2010, compared to $30,000 and $60,000 in the comparable periods of the prior year.

•                  International Segment. The international segment reported operating losses of approximately $1.1 million and $2.2 million for the three and six months ended June 27, 2010, respectively, compared to losses of $850,000 and $1.6 million in the prior comparable periods. The declines in operating results in both periods were primarily due to increased personnel and franchise support costs, and start-up costs associated with our Company-owned commissary in the United Kingdom, which opened in the second quarter of 2010. The increase in costs was partially offset by increased revenues due to growth in number of international units.

•                  All Others Segment. Operating income for the “All others” reporting segment decreased approximately $400,000 for the second quarter of 2010 and increased approximately $100,000 for the six months ended June 27, 2010 as compared to the corresponding 2009 periods. The decline in the second quarter was primarily due to an increase in infrastructure and support costs associated with our online ordering business unit. We expect to recoup these and future enhancement costs from ongoing online ordering fees charged to domestic restaurants over time. For the six-month period, this decline in operating income related to the online ordering business unit was more than offset by an improvement in operating income at our print and promotions subsidiary, Preferred Marketing Solutions.

•                  Unallocated Corporate Segment.  Unallocated corporate expenses decreased approximately $1.5 million and $3.7 million for the three and six months ended June 27, 2010, respectively, as compared to the corresponding periods in the prior year.

The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 27,	June 28,	Increase	June 27,	June 28,	Increase
	2010	2009	(decrease)	2010	2009	(decrease)

General and administrative (a)	$8,118	$7,896	$222	$14,773	$14,692	$81
Net interest	1,042	1,080	(38)	1,946	2,116	(170)
Depreciation	2,236	2,118	118	4,401	4,245	156
Franchise support initiatives (b)	1,250	2,168	(918)	2,500	4,415	(1,915)
Provision (credit) for uncollectible accounts and notes receivable (c)	(98)	449	(547)	217	1,512	(1,295)
Other income (d)	(419)	(38)	(381)	(878)	(282)	(596)
Total unallocated corporate expenses	$12,129	$13,673	$(1,544)	$22,959	$26,698	$(3,739)

(a)          Unallocated general and administrative costs were relatively flat as lower salaries and benefits, resulting from fewer employees, were more than offset by increased short and long-term incentive compensation and severance costs. The second quarter and six-month period of 2009 also included $800,000 in litigation settlement costs.

(b)         A reduction in franchise support initiatives, which primarily consist of discretionary contributions to the national marketing fund and other local advertising cooperatives, was in line with initial expectations for the three and six months ended June 27, 2010.

(c)          The 2009 provisions for uncollectible accounts and notes receivable included specific incremental reserves for one third-party customer and a loan issued to one domestic franchisee, whereas the 2010 provision reflects the collection of a previously reserved account.

(d)         Other income was favorable in both the three- and six-month periods of 2010 due to lower disposition-related costs.

Diluted earnings per share were $0.49 (including a $0.06 per share gain from the consolidation of BIBP) in the second quarter of 2010, compared to $0.51 (including a $0.15 per share gain from the consolidation of BIBP) in the second quarter of 2009. For the six months ended June 27, 2010, diluted earnings per share were $1.11 (including a $0.14 per share gain from the consolidation of BIBP), compared to $1.15 (including a $0.36 per share gain from the consolidation of BIBP) for the comparable 2009 period. Share repurchase activity had no impact on earnings per diluted share for the three and six months ended June 27, 2010.

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $124.6 million for the three months ended June 27, 2010, compared to $125.0 million for the same period in 2009, and $254.2 million for the six months ended June 27, 2010, compared to $256.7 million for the same period in 2009. The decreases of $400,000 and $2.4 million were primarily due to the decline of 1.1% and 1.5% in comparable sales during the three and six months ended June 27, 2010.  “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

Domestic franchise sales for the three and six months ended June 27, 2010 increased 1.5% to $394.5 million and increased 1.0% to $794.7 million, from $388.8 million and $786.5 million for the same periods in 2009, respectively, as our domestic franchise comparable sales increased 0.9% and 0.5% for the three- and six-months ended June 27, 2010 and equivalent units increased 0.9% and 0.6% for the two comparable periods.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Domestic franchise royalties were $17.1 million and $34.9 million for the three and six months ended June 27, 2010, respectively, representing increases of 16.9% and 16.2% from both comparable periods. The increases in royalties are primarily due to the previously mentioned increase in the standard royalty rate to 4.75% of sales in 2010 from 4.25% of sales in 2009.

The average weekly sales for comparable units include restaurants that were open throughout the periods are presented below. The comparable sales base for Company-owned and franchised restaurants, respectively, includes restaurants acquired by the Company or divested to franchisees, as the case may be, during the previous twelve months. Average weekly sales for other units include restaurants that were not open throughout the periods presented below and include non-traditional sites. Average weekly sales for non-traditional units not subject to continuous operation are calculated upon actual days open.

The comparable sales base and average weekly sales for 2010 and 2009 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	June 27, 2010		June 28, 2009
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	590	2,224	589	2,192
Equivalent units	586	2,157	583	2,139
Comparable sales base units	577	2,028	565	2,026
Comparable sales base percentage	98.5%	94.0%	96.9%	94.7%
Average weekly sales - comparable units	$16,447	$14,161	$16,563	$13,944
Average weekly sales - traditional non-comparable units	$12,944	$11,208	$16,505	$10,958
Average weekly sales - non-traditional non-comparable units	$7,100	$15,688	$6,840	$23,938
Average weekly sales - total non-comparable units	$10,694	$12,574	$14,522	$14,715
Average weekly sales - all units	$16,361	$14,066	$16,502	$13,985

	Six Months Ended
	June 27, 2010		June 28, 2009
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	590	2,224	589	2,192
Equivalent units	585	2,147	585	2,134
Comparable sales base units	576	2,030	566	2,022
Comparable sales base percentage	98.5%	94.6%	96.8%	94.8%
Average weekly sales - comparable units	$16,804	$14,368	$16,956	$14,213
Average weekly sales - traditional non-comparable units	$12,781	$11,489	$16,275	$11,290
Average weekly sales - non-traditional non-comparable units	$7,089	$13,042	$6,476	$20,646
Average weekly sales - total non-comparable units	$10,745	$11,977	$14,353	$13,487
Average weekly sales - all units	$16,708	$14,237	$16,870	$14,175

Domestic commissary sales increased 9.0% to $113.9 million for the three months ended June 27, 2010 from $104.5 million in the prior comparable period and increased 5.8% to $226.6 million for the six months ended June 27, 2010 from $214.1 million in the prior comparable period. The increases were due to an increase in sales volume. Our commissaries charge a fixed dollar mark-up on the cost of cheese. Cheese cost is based upon the BIBP block price, which increased from $1.48 per pound in the second quarter of 2009 to $1.53 per pound in the second quarter of 2010, or a 3.4% increase, and was $1.55 per pound in the first six months of 2009 compared to $1.56 per pound for the first six months of 2010. Other sales decreased $1.0 million and $1.2 million for the three and six months ended June 27, 2010, respectively, due to a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions.

International revenues were $11.9 million and $23.1 million for the three and six months ended June 27, 2010, compared to $10.3 million and $19.6 million for the comparable periods in 2009, reflecting the increase in the number of our Company-owned and franchised restaurants over the past year. Our PJUK operations represented approximately 51% of international revenues during the six-month period in 2010.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 21.2% and 22.0% for the three and six months ended June 27, 2010, respectively, compared to 22.9% and 23.2% for the same periods in 2009. Excluding the impact of consolidating BIBP, the restaurant operating margin decreased 0.9% to 20.7% in the second quarter of 2010 from 21.6% in the same quarter of the prior year, and decreased 0.3% to 21.4% for the six months ended June 27, 2010 from 21.7% for the same period of the prior year, consisting of the following differences:

•                  Cost of sales were 1.8% and 1.1% higher (excluding the consolidation of BIBP) for the three and six months ended June 27, 2010, as compared to the same periods of 2009, as lower commodity costs were more than offset by the increased level of discounting to customers in response to the competitive environment in which we are currently operating.

•                  Salaries and benefits were 1.5% and 1.6% lower as a percentage of sales for the three and six months ended June 27, 2010 as compared to the 2009 periods, primarily due to labor efficiencies from implemented initiatives, and a change in pay practices for certain team members.

•                  Advertising and related costs as a percentage of sales were 8.9% for both the three and six months ended June 27, 2010, as compared to 9.1% and 8.8% in the comparable 2009 periods.

•                  Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 20.7% and 20.4% for the three and six months ended June 27, 2010, as compared to 19.9% and 19.7% for the corresponding 2009 periods. The increases are primarily due to the previously mentioned initiatives, including reimbursement rates for certain team members.

Domestic commissary and other margin was 8.9% and 9.0% for the three and six months ended June 27, 2010, respectively, compared to 10.1% for both the same periods in 2009. Cost of sales was 75.0% of revenues for both the three and six months ended June 27, 2010, compared to 73.3% and 73.8% for the same periods in 2009. Cost of sales increased primarily due to our commissaries’ absorbing an increase in prices of certain commodities, including increases in vegetable products due to the impact from harsh Florida winter weather during 2010. Salaries and benefits were relatively consistent for both periods at $8.6 million and $17.3 million for the three and six months ended June 27, 2010, compared to $8.6 million and $17.5 million for the corresponding 2009 periods. Other operating expenses increased approximately $900,000 and $1.9 million for the three and six months ended June 27, 2010, as compared to the comparable 2009 periods, primarily due to higher distribution costs, reflecting increased volumes and an increase in fuel costs.

We recorded pre-tax income from the franchise cheese-purchasing program, net of noncontrolling interest, of $2.2 million and $5.0 million for the three and six months ended June 27, 2010, compared to pre-tax income of $5.5 million and $12.6 million for the corresponding periods in 2009. These results only represent the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was income of approximately $2.7 million and $6.2 million for the three and six months ended June 27, 2010, compared to pre-tax income of $6.9 million and $15.9 million in the same periods of 2009.

General and administrative expenses were $29.0 million or 10.3% of revenues for the three months ended June 27, 2010, compared to $29.8 million or 11.1% of revenues for the same period in 2009, and $56.9 million, or 10.0% of revenues, for the six months ended June 27, 2010, compared to $57.3 million, or 10.4% of revenues, for the same period in 2009. A decline in salaries and benefits, resulting from fewer employees, was substantially offset by an increase in short and long-term incentive compensation. Additionally, the 2009 periods included the settlement of a litigation matter in the amount of $800,000.

In July, the Company implemented an initiative to reduce general and administrative (G&A) expenses which included a reduction in force primarily in the corporate support area and our printing and promotions subsidiary. After considering severance and related costs, the G&A initiative is not expected to have a significant impact on operating income for the second half of 2010. Cost savings from the initiative are expected to approximate $4.0 million to $4.5 million in 2011.

Other general expenses reflected net expense of $1.7 million and $4.0 million for the three and six months ended June 27, 2010, respectively, compared to $3.0 million and $7.4 million, respectively, for the comparable periods in 2009 as detailed below (in thousands):

	Three Months Ended			Six Months Ended
	June 27,	June 28,	Increase	June 27,	June 28,	Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Disposition and valuation-related costs	$97	$109	$(12)	$405	$808	$(403)
Provision (credit) for uncollectible accounts and notes receivable (a)	(36)	430	(466)	334	1,628	(1,294)
Pre-opening costs	8	(31)	39	119	33	86
Franchise support initiatives (b)	1,250	2,398	(1,148)	2,500	4,645	(2,145)
Other	368	137	231	619	301	318
Total other general expenses	$1,687	$3,043	$(1,356)	$3,977	$7,415	$(3,438)

(a)          The 2009 provision for uncollectible accounts and notes receivable included specific incremental reserves for one third-party customer and a loan issued to one domestic franchisee, whereas the 2010 provision reflects the collection of a previously reserved account.

(b)         A reduction in franchise support initiatives, which primarily consist of discretionary contributions to the national marketing fund and other local advertising cooperatives, was in line with initial expectations for the three and six months ended June 27, 2010.

Depreciation and amortization was $8.2 million (2.9% of revenues) and $16.1 million (2.8% of revenues) for the three and six months ended June 27, 2010, respectively, compared to $7.8 million (2.9% of revenues) and $15.6 million (2.8% of revenues) for the comparable periods in 2009, respectively.

Net interest. Net interest expense was $1.1 million for the three months ended June 27, 2010 as compared to $1.3 million in 2009 and $2.1 million for the six months ended June 27, 2010, compared to $2.6 million in the comparable 2009 period. The decreases in net interest costs reflect a lower average outstanding debt balance and interest earned on increased cash investments.

Income Tax Expense.  Our effective income tax rates were 34.9% and 34.0%, respectively, for the three and six months ended June 27, 2010 (34.7% and 33.6%, respectively, for the three- and six-month periods, excluding BIBP) compared to 34.5% and 35.0%, respectively, for the corresponding 2009 periods (32.6% and 34.3%, for the corresponding periods in 2009, excluding BIBP). The effective rate may fluctuate from quarter to quarter as specific federal and state issues are settled or otherwise resolved, and we expect the rate to approximate 35% to 36% over time.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	June 27,	December 27,
	2010	2009

Revolving line of credit	$99,000	$99,000
Other	35	50
Total debt	99,035	99,050
Less: current portion of debt	(99,035)	—
Long-term debt	$—	$99,050

The revolving line of credit allows us to borrow up to $175.0 million with an expiration date of January 2011. The $99.0 million outstanding balance is classified as a current obligation due to the January 2011 expiration date. We do not anticipate any difficulties in renewing the line of credit prior to the expiration date.  Outstanding balances accrue interest at 50.0 to 100.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the line of credit.

The revolving line of credit contains customary affirmative and negative covenants, including the following financial covenants, as defined (the covenants exclude the impact of consolidating BIBP’s operations):

Actual Ratio for the
Quarter Ended
	Permitted Ratio	June 27, 2010

Leverage Ratio	Not to exceed 2.5 to 1.0	1.0 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.9 to 1.0

We were in compliance with all covenants at June 27, 2010 and December 27, 2009.

Cash flow from operating activities was $45.7 million for the six months ended June 27, 2010, compared to $54.5 million for the same period in 2009. Cash flow from BIBP increased cash flow from operations by approximately $6.2 million and $15.9 million in the first six months of 2010 and 2009, respectively (as reflected in the net income and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of BIBP, cash flow from operating activities was $39.5 million in the first six months of 2010 and $38.7 million in the first six months of 2009. The favorable impact of higher net income was partially offset by unfavorable working capital changes.

The Company’s free cash flow for the six months ended June 27, 2010 and June 28, 2009 was as follows (in thousands):

	Six Months Ended
	June 27,	June 28,
	2010	2009

Net cash provided by operating activities	$45,686	$54,536
Income from BIBP cheese purchasing entity	(6,163)	(15,879)
Purchases of property and equipment	(16,871)	(15,193)
Free cash flow (a)	$22,652	$23,464

(a)          Free cash flow is defined as net cash provided by operating activities (from the consolidated statements of cash flows) excluding the impact of BIBP, less the purchases of property and equipment. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by U.S. GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s U.S. GAAP measures.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate technological systems and facilities. In addition, we have a common stock repurchase program. During the six months ended June 27, 2010, common stock repurchases of $24.4 million and capital expenditures of $16.9 million were funded primarily by cash flow from operations and from available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of our common stock through December 31, 2011. We repurchased approximately 975,000 shares of our common stock at an average price of $25.05 per share, or a total of $24.4 million, during the first six months of 2010. Subsequent to June 27, 2010, through July 28, 2010, we acquired an additional 274,000 shares with an aggregate cost of $6.7 million and an average cost of $24.36 per share. As of July 28, 2010, approximately $52.7 million remained available for repurchase of common stock under this authorization.

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

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales, including an increase in or continuation of the aggressive pricing and promotional environment; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs (including the impact of the recently passed federal health care legislation); the ability of the Company to pass along such increases in or sustained high costs to franchisees or consumers; the Company’s contingent liability for the payment of certain lease arrangements, approximating $4.8 million, involving our former Perfect Pizza operations that were sold in March 2006; the impact of legal claims and current proposed legislation impacting our business; the impact that product recalls, food quality or safety issues, and general public health concerns could have on our restaurants; and increased risks associated with our international operations. These and other risk factors as discussed in detail in “Part I. Item 1A. — Risk Factors” in our Annual Report on Form 10-K for our 2009 fiscal year could materially affect the Company’s business, financial condition or operating results. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at June 27, 2010 was principally comprised of a $99.0 million outstanding principal balance on the $175 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 50.0 to 100.0 basis point spread, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

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

The effective interest rate on the line of credit, including the impact of the two interest rate swap agreements, was 5.0% as of June 27, 2010. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of June 27, 2010, net of the interest rate swap agreements, would have no impact on interest expense.

We do not enter into financial instruments to manage foreign currency exchange rates since less than 5% of our total revenues are derived from sales to customers and royalties outside the contiguous United States.

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

Papa John’s consolidates the operating results of BIBP. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses — cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our operating results for the first six months of 2010 and 2009 and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants.

The following table presents the actual average block price for cheese and the average BIBP block price by quarter as projected through the second quarter of 2011 (based on the July 28, 2010 Chicago Mercantile Exchange (CME) milk futures market prices):

	2011				2010				2009
	BIBP		Actual		BIBP		Actual		BIBP	Actual
	Block Price		Block Price		Block Price		Block Price		Block Price	Block Price

Quarter 1	$1.629	*	$1.548	*	$1.595		$1.431		$1.621	$1.184
Quarter 2	1.613	*	1.562	*	1.529		1.407		1.479	1.178
Quarter 3	N/A		N/A		1.571	*	1.554	*	1.478	1.240
Quarter 4	N/A		N/A		1.617	*	1.567	*	1.608	1.548
Full Year	N/A		N/A		$1.578	*	$1.490	*	$1.547	$1.288

*amounts are estimates based on futures prices

N/A - not available

The following table presents the 2009 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2009
Quarter 1	$9,025
Quarter 2	6,854
Quarter 3	5,104
Quarter 4	1,560
Full Year	$22,543

Additionally, based on the CME milk futures market prices as of July 28, 2010, and the projected cheese costs to restaurants as determined by the BIBP pricing formula for the next four quarters, the consolidation of BIBP is projected to increase our pre-tax income as follows (in thousands):

Quarter 1 - 2010	$3,485
Quarter 2 - 2010	2,678
Quarter 3 - 2010	397	*
Quarter 4 - 2010	1,170	*
Full Year - 2010	$7,730	*

Quarter 1 - 2011	$1,869	*
Quarter 2 - 2011	$1,193	*

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

Item 4. Controls and Procedures

Our Co-Chief Executive Officers (“CEOs”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“1934 Act”)), as of the end of the period covered by this report. Based upon their evaluation, the CEOs and CFO concluded that the disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $825.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2011. Through June 27, 2010, a total of 44.5 million shares with an aggregate cost of $765.6 million and an average price of $17.21 per share have been repurchased under this program. Subsequent to June 27, 2010, through July 28, 2010, we acquired an additional 274,000 shares with an aggregate cost of $6.7 million and an average cost of $24.36 per share. As of July 28, 2010, approximately $52.7 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the first six months of 2010 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total	Average		of Shares	Value of Shares
	Number	Price		Purchased as	that May Yet Be
	of Shares	Paid per		Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share		Plans or Programs	Plans or Programs

12/28/2009 - 01/24/2010	—	—	*	43,508	$83,798
01/25/2010 - 02/21/2010	55	$22.51		43,563	$82,553
02/22/2010 - 03/28/2010	160	$25.14		43,723	$78,529
03/29/2010 - 04/25/2010	93	$25.64		43,816	$76,159
04/26/2010 - 05/23/2010	257	$25.50		44,073	$69,600
05/24/2010 - 06/27/2010	410	$24.93		44,483	$59,381

*There were no share repurchases during this period.

Our share repurchase authorization increased from $775.0 million to $825.0 million in July 2010. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to December 28, 2009.

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

During the period of April 26, 2010 through May 23, 2010, 1,349 shares of restricted stock were delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

Item 6.  Exhibits

Exhibit
Number	Description

10.1	Agreement and Release between William Mitchell and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K/A dated May 7, 2010 is incorporated by reference.

31.1.1	Certification of Co-Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1.2	Certification of Co-Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 27, 2010, filed on August 3, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 3, 2010	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer