Form 10-Q
period 2010-09-26
PAPA JOHNS INTERNATIONAL INC
filed 2010-11-03
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 26, 2010
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

At October 27, 2010, there were outstanding 25,773,729 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	September 26, 2010	December 27, 2009
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$28,180	$25,457
Accounts receivable, net	24,713	22,119
Inventories	16,112	15,576
Prepaid expenses	7,398	8,695
Other current assets	3,367	3,748
Deferred income taxes	9,532	8,408
Total current assets	89,302	84,003
Investments	1,629	1,382
Net property and equipment	186,256	187,971
Notes receivable, net	17,379	16,359
Deferred income taxes	5,557	6,804
Goodwill	75,015	75,066
Other assets	22,738	22,141
Total assets	$397,876	$393,726

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,871	$26,990
Income and other taxes payable	11,353	5,854
Accrued expenses	50,035	54,241
Total current liabilities	86,259	87,085
Unearned franchise and development fees	6,478	5,668
Long-term debt, net of current portion	99,023	99,050
Other long-term liabilities	12,854	16,886
Stockholders’ equity:
Preferred stock	-	-
Common stock	360	358
Additional paid-in capital	242,491	231,720
Accumulated other comprehensive income (loss)	680	(1,084)
Retained earnings	229,127	191,212
Treasury stock	(287,329)	(245,337)
Total stockholders' equity, net of noncontrolling interests	185,329	176,869
Noncontrolling interests	7,933	8,168
Total stockholders’ equity	193,262	185,037
Total liabilities and stockholders’ equity	$397,876	$393,726

Note: The balance sheet at December 27, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. See Note 2 for modifications made as a result of adopting recent accounting pronouncements.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
 Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Domestic revenues:
Company-owned restaurant sales	$120,414	$122,023	$374,652	$378,694
Franchise royalties	16,346	15,028	51,222	45,053
Franchise and development fees	94	144	241	450
Commissary sales	111,884	96,375	338,460	310,453
Other sales	12,138	11,949	39,674	40,699
International revenues:
Royalties and franchise and development fees	3,678	3,173	10,770	9,796
Restaurant and commissary sales	8,572	7,648	24,540	20,628
Total revenues	273,126	256,340	839,559	805,773
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	27,245	23,990	81,551	73,784
Salaries and benefits	33,320	35,821	102,915	110,181
Advertising and related costs	11,264	11,284	33,817	33,933
Occupancy costs	8,494	8,171	24,264	23,809
Other operating expenses	18,184	17,455	54,218	52,264
Total domestic Company-owned restaurant expenses	98,507	96,721	296,765	293,971
Domestic commissary and other expenses:
Cost of sales	94,422	78,599	284,909	257,707
Salaries and benefits	8,533	8,592	25,833	26,061
Other operating expenses	12,002	11,523	35,543	33,140
Total domestic commissary and other expenses	114,957	98,714	346,285	316,908
Loss (income) from the franchise cheese-purchasing program,
net of noncontrolling interest	409	(4,171)	(4,573)	(16,736)
International operating expenses	7,627	6,573	21,833	17,837
General and administrative expenses	27,133	29,303	83,983	86,628
Other general expenses	2,643	1,829	6,620	9,244
Depreciation and amortization	8,067	7,745	24,122	23,343
Total costs and expenses	259,343	236,714	775,035	731,195
Operating income	13,783	19,626	64,524	74,578
Investment income	173	149	601	425
Interest expense	(1,416)	(1,386)	(3,993)	(4,242)
Income before income taxes	12,540	18,389	61,132	70,761
Income tax expense	4,020	5,753	20,545	24,092
Net income, including noncontrolling interests	8,520	12,636	40,587	46,669
Less: income attributable to noncontrolling interests	(672)	(897)	(2,672)	(2,914)
Net income, net of noncontrolling interests	$7,848	$11,739	$37,915	$43,755

Basic earnings per common share	$0.30	$0.42	$1.43	$1.57
Earnings per common share - assuming dilution	$0.30	$0.42	$1.42	$1.57

Basic weighted average shares outstanding	25,951	27,919	26,586	27,783
Diluted weighted average shares outstanding	26,081	28,011	26,743	27,952

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Papa John's International, Inc.
				Accumulated
	Common		Additional	Other				Total
	Stock Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders'
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Interests	Equity

Balance at December 28, 2008	27,637	$352	$216,553	$(3,818)	$133,759	$(216,860)	$8,252	$138,238
Comprehensive income:
Net income	-	-	-	-	43,755	-	2,914	46,669
Change in valuation of interest rate
swap agreements, net of tax of $519	-	-	-	921	-	-	-	921
Other, net	-	-	-	1,304	-	-	-	1,304
Comprehensive income								48,894
Exercise of stock options	598	6	9,649	-	-	-	-	9,655
Tax effect related to exercise of
non-qualified stock options	-	-	770	-	-	-	-	770
Acquisition of treasury stock	(275)	-	-	-	-	(4,958)	-	(4,958)
Distributions to noncontrolling
interests	-	-	-	-	-	-	(2,805)	(2,805)
Stock-based compensation expense	-	-	4,258	-	-	-	-	4,258
Balance at September 27, 2009	27,960	$358	$231,230	$(1,593)	$177,514	$(221,818)	$8,361	$194,052

Balance at December 27, 2009	26,930	$358	$231,720	$(1,084)	$191,212	$(245,337)	$8,168	$185,037
Comprehensive income:
Net income	-	-	-	-	37,915	-	2,672	40,587
Change in valuation of interest rate
swap agreements, net of tax of $973	-	-	-	1,730	-	-	-	1,730
Other, net	-	-	-	34	-	-	-	34
Comprehensive income								42,351
Exercise of stock options	283	2	5,017	-	-	285	-	5,304
Acquisition of treasury stock	(1,738)	-	-	-	-	(43,215)	-	(43,215)
Distributions to noncontrolling
interests	-	-	-	-	-	-	(2,907)	(2,907)
Stock-based compensation expense	-	-	4,491	-	-	-	-	4,491
Other	121	-	1,263	-	-	938	-	2,201
Balance at September 26, 2010	25,596	$360	$242,491	$680	$229,127	$(287,329)	$7,933	$193,262

At September 27, 2009, accumulated other comprehensive loss of $1,593 was comprised of a net unrealized loss on the interest rate swap agreements of $3,029 and an $88 pension plan liability for PJUK, partially offset by unrealized foreign currency translation gains of $1,524.

At September 26, 2010, accumulated other comprehensive income of $680 was comprised of unrealized foreign currency translation gains of $1,565, partially offset by a net unrealized loss on the interest rate swap agreements of $833 and a $52 pension plan liability for PJUK.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 26, 2010	Sept. 27, 2009
Operating activities
Net income, net of noncontrolling interests	$37,915	$43,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	1,257	2,467
Depreciation and amortization	24,122	23,343
Deferred income taxes	(850)	5,590
Stock-based compensation expense	4,491	4,258
Excess tax benefit related to exercise of non-qualified stock options	(242)	(987)
Other	303	1,443
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,094)	(126)
Inventories	(525)	(329)
Prepaid expenses	1,309	3,582
Other current assets	381	1,938
Other assets and liabilities	(397)	(1,487)
Accounts payable	(2,119)	(3,556)
Income and other taxes payable	5,499	3,297
Accrued expenses	(5,701)	(671)
Unearned franchise and development fees	810	(251)
Net cash provided by operating activities	62,159	82,266
Investing activities
Purchases of property and equipment	(23,608)	(21,002)
Purchases of investments	(548)	(1,187)
Proceeds from sale or maturity of investments	301	225
Loans issued	(1,736)	(11,577)
Loan repayments	2,444	5,396
Acquisitions	-	(464)
Proceeds from divestitures of restaurants	1,423	830
Other	10	108
Net cash used in investing activities	(21,714)	(27,671)
Financing activities
Net repayments from line of credit facility	-	(24,500)
Net repayments from short-term debt - variable interest entities	-	(6,200)
Excess tax benefit related to exercise of non-qualified stock options	242	987
Proceeds from exercise of stock options	5,304	9,655
Acquisition of Company common stock	(43,215)	(4,958)
Noncontrolling interests, net of contributions and distributions	(235)	109
Other	104	(21)
Net cash used in financing activities	(37,800)	(24,928)
Effect of exchange rate changes on cash and cash equivalents	78	157
Change in cash and cash equivalents	2,723	29,824
Cash and cash equivalents at beginning of period	25,457	10,917
Cash and cash equivalents at end of period	$28,180	$40,741

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 26, 2010

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 26, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended December 26, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 27, 2009.

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

Based on the amended consolidation principles, beginning in fiscal 2010, we are no longer required to consolidate certain franchise entities to which we have extended loans. Accordingly, we did not consolidate the financial results of certain franchise entities in the accompanying financial statements for the three and nine months ended September 26, 2010 and have retrospectively applied the provisions to prior period financial statements. The retrospective application resulted in the exclusion of $3.4 million of assets in our accompanying consolidated balance sheet at December 27, 2009 (there was no impact on our consolidated statements of stockholders’ equity from this new accounting pronouncement). Additionally, our consolidated income statement has been adjusted to exclude $10.4 million and $27.3 million of revenues for the three and nine months ended September 27, 2009, respectively, associated with these entities. The operating results of these previously consolidated entities had no impact on Papa John’s operating results or earnings per share for the three and nine months ended September 27, 2009.

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

Papa John’s had two joint venture arrangements as of September 26, 2010 and September 27, 2009, which were as follows:

	Restaurants			Noncontrolling
	as of	Restaurant	Papa John's	Interest
	Sept. 26, 2010	Locations	Ownership *	Ownership *

Star Papa, LP	75	Texas	51%	49%
Colonel's Limited, LLC	52	Maryland and Virginia	70%	30%

*The ownership percentages were the same for both the 2010 and 2009 periods presented in the accompanying consolidated financial statements.

The pre-tax income attributable to the joint ventures for the three and nine months ended September 26, 2010 and September 27, 2009 was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In thousands)	2010	2009	2010	2009

Papa John's International, Inc.	$1,146	$1,420	$4,240	$4,696
Noncontrolling interests	672	897	2,672	2,914
Total pre-tax income	$1,818	$2,317	$6,912	$7,610

The noncontrolling interest holders’ equity in the joint venture arrangements totaled $7.9 million as of September 26, 2010 and $8.2 million as of December 27, 2009.

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

As of September 26, 2010, we had a net deferred tax asset balance of $15.1 million, of which approximately $5.1 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

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

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission in this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

Consolidation of a VIE is required if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) has both of the following characteristics: (1) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) is obligated to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest is also required. See Note 2 for the impact on our financial statements from the FASB’s recent amendment to VIE accounting.

We have a purchasing arrangement with BIBP, a special-purpose entity formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a fixed monthly price. PJFS purchased $37.1 million and $113.6 million of cheese from BIBP for the three and nine months ended September 26, 2010, respectively, compared to $35.5 million and $106.5 million in the 2009 comparable periods, respectively.

We are deemed the primary beneficiary of BIBP, a VIE, for accounting purposes. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized a pre-tax loss of $658,000 ($417,000 net of tax, or $0.02 per diluted share) and pre-tax income of $5.5 million ($3.5 million net of tax, or $0.13 per diluted share) for the three and nine months ended September 26, 2010, respectively, and pre-tax income of $5.1 million ($3.2 million net of tax, or $0.12 per share) and $21.0 million ($13.3 million net of tax, or $0.48 per share) for the three and nine months ended September 27, 2009, respectively, from the consolidation of BIBP. The impact on future operating income from the consolidation of BIBP is expected to continue to be significant for any given reporting period due to the anticipated volatility of the cheese market, but is not expected to be cumulatively significant over time.

At September 26, 2010, BIBP had a $10.0 million line of credit with a commercial bank, which is guaranteed by Papa John’s (no balance was outstanding as of September 26, 2010). In addition, Papa John’s agreed to provide additional funding in the form of a line of credit to BIBP. As of September 26, 2010, BIBP had $18.5 million of short-term debt outstanding under the line of credit from Papa John’s (the $18.5 million outstanding balance under the Papa John’s line of credit is eliminated upon consolidation of the financial results of BIBP with Papa John’s).

The following table summarizes the balance sheets for BIBP as of September 26, 2010 and December 27, 2009:

	September 26,	December 27,
(In thousands)	2010	2009

Assets:
Cash and cash equivalents	$2,906	$3,857
Accounts receivable - Papa John's	916	469
Inventory and other current assets	1,534	1,917
Deferred income taxes	5,132	7,064
Total assets	$10,488	$13,307

Liabilities and stockholders' equity (deficit):
Accounts payable and accrued expenses	$1,409	$1,596
Short-term debt - Papa John's	18,538	24,633
Total liabilities	19,947	26,229
Stockholders' equity (deficit)	(9,459)	(12,922)
Total liabilities and stockholders' equity (deficit)	$10,488	$13,307

4.  Debt

Our debt is comprised of the following (in thousands):

	September 26,	December 27,
	2010	2009

Revolving line of credit	$99,000	$99,000
Other	23	50
Total debt	99,023	99,050
Less: current portion of debt	-	-
Long-term debt	$99,023	$99,050

In September 2010, we executed a five-year, unsecured Revolving Credit Facility (“New Credit Facility”) totaling $175.0 million that replaced a $175.0 million unsecured Revolving Credit Facility (“Old Credit Facility”). Under the New Credit Facility, outstanding balances accrue interest at 100.0 to 175.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option. The commitment fee on the unused balance ranges from 17.5 to 25.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the New Credit Facility. Outstanding balances under the Old Credit Facility accrued interest at 50.0 to 100.0 basis points over LIBOR or other bank developed rates, at our option. The commitment fee on the unused balance ranged from 12.5 to 20.0 basis points. The remaining availability under our New Credit Facility, reduced for certain outstanding letters of credit, approximated $59.7 million as of September 26, 2010 and $58.0 million as of December 27, 2009. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The New Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. We were in compliance with all covenants at September 26, 2010.

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

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on present and/or forecasted future borrowings. The effective portion of the gain or loss on the swaps is reported as a component of accumulated other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swaps are accounted for as adjustments to interest expense.

The following tables provide information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

Fair Values of Derivative Instruments:

	Liability Derivatives
		Fair Value	Fair Value
Type of Derivative	Balance Sheet Location	Sept. 26, 2010	Dec. 27, 2009

Interest rate swaps	Other long-term liabilities	$1,341	$4,044

There were no derivatives that were not designated as hedging instruments under the provisions of the ASC topic, Derivatives and Hedging.

Effect of Derivative Instruments on the Consolidated Financial Statements:

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Classification of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Classification of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps:

Three months ended:
Sept. 26, 2010	$581	Interest expense	$(1,023)	Not applicable	$0
Sept. 27, 2009	$348	Interest expense	$(1,030)	Interest expense	$(40)

Nine months ended:
Sept. 26, 2010	$1,730	Interest expense	$(3,094)	Not applicable	$0
Sept. 27, 2009	$921	Interest expense	$(2,996)	Interest expense	$(40)

The weighted average interest rate for our borrowings under our New Credit Facility and our Old Credit Facility, including the impact of the previously mentioned interest rate swap agreements, was 5.20% and 4.98% for the three months ended September 26, 2010 and September 27, 2009, respectively, and 5.09% and 4.75% for the nine months ended September 26, 2010 and September 27, 2009, respectively. Interest paid, including payments made or received under the swaps, was $1.4 million and $4.0 million for the three and nine months ended September 26, 2010, respectively, compared to $1.3 million and $4.1 million for the three and nine months ended September 27, 2009, respectively. The interest rate swap liability of $1.3 million as of September 26, 2010 will be reclassified into earnings during the next four months as interest expense.

5.  Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2010	2009	2010	2009

Basic earnings per common share:
Net income	$7,848	$11,739	$37,915	$43,755
Weighted average shares outstanding	25,951	27,919	26,586	27,783
Basic earnings per common share	$0.30	$0.42	$1.43	$1.57

Earnings per common share - assuming dilution:
Net income	$7,848	$11,739	$37,915	$43,755

Weighted average shares outstanding	25,951	27,919	26,586	27,783
Dilutive effect of outstanding compensation awards	130	92	157	169
Diluted weighted average shares outstanding	26,081	28,011	26,743	27,952
Earnings per common share - assuming dilution	$0.30	$0.42	$1.42	$1.57

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the quarter were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive.  The weighted average number of shares subject to the antidilutive options was 1.7 million and 1.4 million for the three-month periods ending September 26, 2010 and September 27, 2009, respectively. The weighted average number of shares subject to the antidilutive options for the nine-month periods ending September 26, 2010 and September 27, 2009 was 1.5 million and 1.4 million, respectively.

6.  Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009

Net income, including noncontrolling interests	$8,520	$12,636	$40,587	$46,669
Change in valuation of interest rate swap
agreements, net of tax	581	348	1,730	921
Foreign currency translation	1,471	(956)	34	1,304
Comprehensive income	$10,572	$12,028	$42,351	$48,894

7.  Notes Receivable

Selected franchisees have borrowed funds from our subsidiary, Capital Delivery, Ltd., principally for use in the acquisition, construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us.

Loans outstanding, net of allowance for doubtful accounts, were approximately $17.4 million as of September 26, 2010 and $16.4 million as of December 27, 2009. We have recorded reserves of $7.4 million and $7.6 million as of September 26, 2010 and December 27, 2009, respectively, for potentially uncollectible notes receivable. We concluded the reserves were necessary due to certain borrowers’ economic performance and underlying collateral value.

8.  Contingencies

In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment under 62 lease arrangements, primarily associated with Perfect Pizza restaurant sites for which the Perfect Pizza franchisor is primarily liable. The leases have varying terms, the latest of which expires in 2017. As of September 26, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the new owner of Perfect Pizza and associated franchisees was approximately $4.8 million. We have not recorded a liability with respect to such leases at September 26, 2010, as our cross-default provisions with the Perfect Pizza franchisor significantly reduce the risk that we will be required to make payments under these leases.

We are subject to claims and legal actions in the ordinary course of business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

9.  Segment Information

We have defined six reportable segments: domestic Company-owned restaurants, domestic commissaries, domestic franchising, international, variable interest entities (“VIEs”) and “all other” units.

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

Our segment information is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Revenues from external customers:
Domestic Company-owned restaurants	$120,414	$122,023	$374,652	$378,694
Domestic commissaries	111,884	96,375	338,460	310,453
Domestic franchising	16,440	15,172	51,463	45,503
International	12,250	10,821	35,310	30,424
All others	12,138	11,949	39,674	40,699
Total revenues from external customers	$273,126	$256,340	$839,559	$805,773

Intersegment revenues:
Domestic commissaries	$32,376	$35,892	$99,254	$101,401
Domestic franchising	494	480	1,509	1,494
International	163	280	852	790
Variable interest entities	37,052	35,483	113,556	106,483
All others	2,854	2,878	8,713	8,661
Total intersegment revenues	$72,939	$75,013	$223,884	$218,829

Income (loss) before income taxes:
Domestic Company-owned restaurants	$5,503	$7,439	$25,604	$27,982
Domestic commissaries	5,393	5,767	20,577	22,635
Domestic franchising	14,361	13,127	45,731	39,633
International	(1,007)	(904)	(3,180)	(2,528)
Variable interest entities	(658)	5,104	5,505	20,983
All others	60	(103)	1,187	911
Unallocated corporate expenses	(11,004)	(11,991)	(33,963)	(38,689)
Elimination of intersegment profits	(108)	(50)	(329)	(166)
Total income before income taxes	$12,540	$18,389	$61,132	$70,761
Income attributable to noncontrolling interests	(672)	(897)	(2,672)	(2,914)
Total income before income taxes, net
of noncontrolling interests	$11,868	$17,492	$58,460	$67,847

Property and equipment:
Domestic Company-owned restaurants	$164,388
Domestic commissaries	80,527
International	16,357
All others	33,191
Unallocated corporate assets	125,327
Accumulated depreciation and amortization	(233,534)
Net property and equipment	$186,256

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At September 26, 2010, there were 3,583 Papa John’s restaurants (610 Company-owned and 2,973 franchised) operating in all 50 states and 29 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas and make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations:

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

At September 26, 2010, we had a net investment of approximately $20.7 million associated with our United Kingdom subsidiary (PJUK). The goodwill allocated to this entity approximated $15.0 million at September 26, 2010. We have previously recorded goodwill impairment charges for this entity. We have developed plans for PJUK to continue to improve its operating results. The plans include efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. We will continue to periodically evaluate our progress in achieving these plans.

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

As of September 26, 2010, we had a net deferred income tax asset balance of $15.1 million, of which approximately $5.1 million relates to the net operating loss carryforward of BIBP Commodities, Inc. (“BIBP”). We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations, including BIBP, since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact our ultimate payment for such exposures.

Consolidation of BIBP Commodities, Inc. as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. We consolidate the financial results of BIBP, since we are the primary beneficiary, as defined. We recognized a pre-tax loss of approximately $700,000 and pre-tax income of $5.5 million for the three and nine months ended September 26, 2010, respectively, compared to pre-tax income of $5.1 million and $21.0 million for the same periods in 2009, respectively, from the consolidation of BIBP. We expect the consolidation of BIBP to continue to have a significant impact on Papa John’s operating income in future periods due to the volatility of cheese prices, but BIBP’s operating results are not expected to be cumulatively significant over time. Papa John’s will recognize the losses generated by BIBP if the shareholders’ equity of BIBP is in a net deficit position. Further, Papa John’s will recognize subsequent income generated by BIBP up to the amount of BIBP losses previously recognized by Papa John’s.

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

Based on the amended consolidation principles, beginning in fiscal 2010, we are no longer required to consolidate certain franchise entities to which we have extended loans. Accordingly, we did not consolidate the financial results of certain franchise entities in the accompanying financial statements for the three and nine months ended September 26, 2010 and have retrospectively applied the provisions to prior period financial statements. The retrospective application resulted in the exclusion of $3.4 million of assets in our accompanying consolidated balance sheet at December 27, 2009 (there was no impact on our consolidated statements of stockholders equity from this new accounting pronouncement). Additionally, our consolidated income statement for the three and nine months ended September 27, 2009 has been adjusted to exclude $10.4 million and $27.3 million of revenues, respectively, associated with these entities. The operating results of the entities had no impact on Papa John’s operating results or earnings per share for the three and nine months ended September 27, 2009.

Restaurant Progression:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009

Papa John's Restaurant Progression:
Domestic Company-owned:
Beginning of period	590	589	588	592
Opened	-	2	4	5
Closed	-	(1)	(2)	(6)
Acquired from franchisees	-	-	-	11
Sold to franchisees	-	-	-	(12)
End of period	590	590	590	590
International Company-owned:
Beginning of period	29	23	26	23
Opened	2	-	6	1
Closed	(1)	-	(1)	(1)
Acquired from franchisees	-	-	1	-
Sold to franchisees	(10)	-	(12)	-
End of period	20	23	20	23
Domestic franchised:
Beginning of period	2,224	2,192	2,193	2,200
Opened	44	33	120	58
Closed	(10)	(13)	(55)	(47)
Acquired from Company	-	-	-	12
Sold to Company	-	-	-	(11)
End of period	2,258	2,212	2,258	2,212
International franchised:
Beginning of period	673	614	662	565
Opened	37	26	90	88
Closed	(5)	(7)	(48)	(20)
Acquired from Company	10	-	12	-
Sold to Company	-	-	(1)	-
End of period	715	633	715	633
Total restaurants - end of period	3,583	3,458	3,583	3,458

Results of Operations

Variable Interest Entities

As required by the Consolidation topic of the ASC, our operating results include BIBP’s operating results.  The consolidation of BIBP had a significant impact on our operating results for the nine months ended September 26, 2010 and for the full year of 2009, and is expected to have a significant impact on our future operating results, including the full year of 2010, and income statement presentation as described below.

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

The following table summarizes the impact of BIBP, prior to the required consolidating eliminations, on our consolidated statements of income for the three and nine months ended September 26, 2010 and September 27, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009

BIBP sales	$37,052	$35,483	$113,556	$106,483

Operating expenses	37,580	30,070	107,629	84,652
General and administrative expenses	25	137	66	187
Total costs and expenses	37,605	30,207	107,695	84,839
Operating (loss) income	(553)	5,276	5,861	21,644
Interest expense	(105)	(172)	(356)	(661)
(Loss) income before income taxes	$(658)	$5,104	$5,505	$20,983

Non-GAAP Measures

The financial information we present in this report that excludes the impact of the consolidation of BIBP are not measures that are defined within GAAP. These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. We believe the financial information excluding the impact of the consolidation of BIBP is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. We analyze our business performance and trends excluding the impact of the consolidation of BIBP because the results of BIBP are not indicative of our principal operating activities. In addition, annual cash bonuses, and certain long-term incentive programs for various levels of management, are based on financial measures that exclude BIBP. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Summary of Operating Results

Total revenues were $273.1 million for the third quarter of 2010, representing an increase of 6.5% from revenues of $256.3 million for the same period in 2009. For the nine months ended September 26, 2010, total revenues were $839.6 million, representing an increase of 4.2% from revenues of $805.8 million for the comparable period in 2009. The increases of $16.8 million and $33.8 million in revenues for the three and nine months ended September 26, 2010, respectively, were primarily due to the following:

•
Franchise royalties revenue increased $1.3 million and $6.2 million for the three and nine months ended September 26, 2010, respectively, primarily due to an increase in the royalty rate (the standard royalty rate for the majority of domestic franchise restaurants increased from 4.25% to 4.50% in September 2009 and increased to 4.75% in the first quarter of 2010).

•
Domestic commissary sales increased $15.5 million and $28.0 million for the three and nine months ended September 26, 2010, respectively. The increase for the three-month period was due to higher commodities costs, substantially all of which were passed through in pricing to our franchised restaurants, and an increase in sales volumes. The increase for the nine-month period was due to an increase in volumes, partially offset by lower pricing as our commissaries reduced their margins (commodities costs were flat for the nine-month period).

•
International revenues increased $1.4 million and $4.9 million for the three and nine months ended September 26, 2010, respectively, reflecting increases in the number of franchised international restaurants.

•
Domestic Company-owned restaurant sales decreased $1.6 million and $4.0 million for the three and nine months ended September 26, 2010, respectively. The decreases in revenues were due to decreases of 1.6% and 1.5% in comparable sales, as our average ticket price declined due to increased levels of discounting, partially offset by an increase in customer traffic.

•
Other sales increased $200,000 for the three-month period and decreased $1.0 million for the nine-month period ended September 26, 2010. The decrease for the nine-month period was primarily due to a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, partially offset by increases in point-of-sale system and online sales.

Our income before income taxes, net of noncontrolling interests, totaled $11.9 million and $58.5 million for the three and nine months ended September 26, 2010, respectively, compared to $17.5 million and $67.8 million for the same periods in 2009, respectively, as summarized in the following table on an operating segment basis (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 26,	Sept. 27,	Increase	Sept. 26,	Sept. 27,	Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Domestic Company-owned restaurants	$5,503	$7,439	$(1,936)	$25,604	$27,982	$(2,378)
Domestic commissaries	5,393	5,767	(374)	20,577	22,635	(2,058)
Domestic franchising	14,361	13,127	1,234	45,731	39,633	6,098
International	(1,007)	(904)	(103)	(3,180)	(2,528)	(652)
All others	60	(103)	163	1,187	911	276
Unallocated corporate expenses	(11,004)	(11,991)	987	(33,963)	(38,689)	4,726
Elimination of intersegment profits	(108)	(50)	(58)	(329)	(166)	(163)
Income before income taxes, excluding
variable interest entities	13,198	13,285	(87)	55,627	49,778	5,849
BIBP, a variable interest entity	(658)	5,104	(5,762)	5,505	20,983	(15,478)
Total income before income taxes	12,540	18,389	(5,849)	61,132	70,761	(9,629)
Income attributable to noncontrolling
interests	(672)	(897)	225	(2,672)	(2,914)	242
Total income before income taxes,
net of noncontrolling interests	$11,868	$17,492	$(5,624)	$58,460	$67,847	$(9,387)

Excluding the impact of the consolidation of BIBP, third quarter 2010 income before taxes, net of noncontrolling interests, was $12.5 million, or an increase of approximately $100,000 over the results from the 2009 comparable period, and income before income taxes, net of noncontrolling interests, for the nine months ended September 26, 2010 was $53.0 million, or an increase of $6.1 million over the results from the 2009 comparable period. The increases of $100,000 and $6.1 million, respectively, for the three and nine months ended September 26, 2010 (excluding the consolidation of BIBP) were principally due to the following:

•
Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income was $5.5 million and $25.6 million for the three and nine months ended September 26, 2010, respectively, compared to $7.4 million and $28.0 million for the prior comparable periods, respectively. The decreases of $1.9 million and $2.4 million in the three- and nine-month periods of 2010, respectively, were primarily due to declines in operating margin from a lower average ticket price, partially offset by increased customer traffic. Commodities costs, as compared to the corresponding 2009 periods, were slightly unfavorable for the three-month period and slightly favorable for the nine-month period.

Restaurant operating margin as externally reported was 18.2% and 20.8% for the three and nine months ended September 26, 2010, respectively, compared to 20.7% and 22.4% for the comparable 2009 periods. Excluding the impact of the consolidation of BIBP, restaurant operating margins were 18.3% and 20.4% for the three and nine months ended September 26, 2010, respectively, compared to 19.7% and 21.0% in the prior comparable 2009 periods. The decline in operating margin in the third quarter of 2010 was due to increased commodities costs and an increased level of discounting while the decline in the operating margin for the nine-month period of 2010 was primarily due to increased levels of discounting.

•
Domestic Commissary Segment. Domestic commissaries’ operating income decreased approximately $400,000 and $2.1 million, respectively, for the three and nine months ended September 26, 2010, respectively. The decreases were primarily due to a lower gross margin as we reduced the prices charged to restaurants for certain products and experienced increased fuel costs. Additionally, the nine-month period of 2010 included commodities costs increases that we absorbed for certain vegetable products resulting from harsh Florida winter weather. The three- and nine-month periods of 2009 included approximately $500,000 of costs associated with the closure of one of our commissaries and the nine-month period of 2009 included management transition costs of approximately $800,000.

•
Domestic Franchising Segment. Domestic franchising operating income increased approximately $1.2 million to $14.4 million for the three months ended September 26, 2010, from $13.1 million in the third quarter of 2009 and increased $6.1 million to $45.7 million for the nine months ended September 26, 2010, from $39.6 million in the prior comparable period. The increases were primarily due to an increase in franchise royalties (the standard royalty rate for the majority of domestic franchise restaurants increased from 4.25% to 4.50% in September 2009, and increased to 4.75% in the first quarter of 2010 as provided for in the franchise agreement). The impact of the royalty rate increase was partially offset by the impact of development incentive programs offered by the Company in 2009 and 2010. Franchise and development fees were approximately $50,000 and $200,000 lower than the corresponding periods even though we had 11 and 62 additional domestic unit openings during the three- and nine-month periods, respectively, in 2010. Additionally, we incurred incentive payment costs of $300,000 and $600,000 for the three and nine months ended September 26, 2010, respectively, compared to $165,000 and $225,000 in the comparable periods of 2009.

•
International Segment. The international segment reported operating losses of approximately $1.0 million and $3.2 million for the three and nine months ended September 26, 2010, respectively, compared to losses of $900,000 and $2.5 million in the comparable periods of 2009. The declines in the operating results in the three and nine months ended September 26, 2010, were primarily due to increased personnel and franchise support costs. Additionally, the nine-month period of 2010 included start-up costs associated with our Company-owned commissary in the United Kingdom, which opened in the second quarter of 2010. The increase in costs was partially offset by increased revenues due to growth in the number of international units.

•
All Others Segment. Operating income for the “All others” reporting segment increased approximately $200,000 and $300,000 for the three and nine months ended September 26, 2010, respectively, as compared to the corresponding 2009 periods. The increases were primarily due to an improvement in operating income at our print and promotions subsidiary, Preferred Marketing Solutions, partially offset by an increase in infrastructure and support costs associated with our online ordering business unit. We expect to recoup these and future enhancement costs from ongoing online ordering fees charged to domestic restaurants over time. We introduced our new online ordering system in mid-October of 2010.

•
Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $1.0 million and $4.7 million for the three and nine months ended September 26, 2010, respectively, as compared to the corresponding 2009 periods.

The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 26,	Sept. 27,	Increase	Sept. 26,	Sept. 27,	Increase
	2010	2009	(decrease)	2010	2009	(decrease)

General and administrative (a)	$5,962	$8,012	$(2,050)	$20,735	$22,704	$(1,969)
Net interest	1,140	1,070	70	3,086	3,186	(100)
Depreciation	2,293	2,206	87	6,694	6,451	243
Franchise support initiatives (b)	1,750	946	804	4,250	5,361	(1,111)
Provision (credit) for uncollectible accounts
and notes receivable (c)	218	(152)	370	435	1,360	(925)
Other income (d)	(359)	(91)	(268)	(1,237)	(373)	(864)
Total unallocated corporate expenses	$11,004	$11,991	$(987)	$33,963	$38,689	$(4,726)

(a)
Unallocated general and administrative costs decreased for the third quarter of 2010 due to lower salaries and benefits, resulting from fewer employees. Severance costs, net of forfeitures of unvested stock awards, were approximately $100,000 in the third quarter of 2010, as compared to $800,000 in the third quarter of 2009. The reduction-in-force and related cost-savings measures implemented in 2010 are expected to reduce future annual general and administrative and other costs by approximately $4.0 million.

The first nine months of 2010 were impacted by lower salaries and benefits, as noted above, and the fact that the nine-month period of 2009 included $800,000 in litigation settlement costs. Severance costs, net of forfeitures of unvested stock awards, were approximately $900,000 for the first nine months of 2010, as compared to $1.3 million in the same period of 2009. These reductions were partially offset by an increase in short-term incentive compensation expense.

(b)	Franchise support initiatives primarily consist of discretionary contributions to the national marketing fund and other local advertising cooperatives.

(c)
The third quarter of 2009 included an adjustment for previously reserved accounts. The 2009 provision for the nine-month period included specific incremental reserves for one third-party customer and a loan issued to one domestic franchisee.

(d)	The increase in other income in both the three- and nine-month periods of 2010 was primarily due to sales of point-of-sale systems associated with additional domestic openings.

Diluted earnings per share were $0.30 (including a $0.02 per share loss from the consolidation of BIBP) in the third quarter of 2010, compared to $0.42 (including a $0.12 per share gain from the consolidation of BIBP) in the third quarter of 2009. For the nine months ended September 26, 2010, diluted earnings per share were $1.42 (including a $0.13 per share gain from the consolidation of BIBP), compared to $1.57 (including a $0.48 per share gain from the consolidation of BIBP) for the comparable 2009 period. Share repurchase activity had a $0.02 impact on earnings per diluted share for the nine months ended September 26, 2010 (no impact for the three-month period).

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $120.4 million for the three months ended September 26, 2010, compared to $122.0 million for the same period in 2009, and $374.7 million for the nine months ended September 26, 2010, compared to $378.7 million for the same period in 2009. The decreases of $1.6 million and $4.0 million were primarily due to the declines of 1.6% and 1.5% in comparable sales during the three and nine months ended September 26, 2010. “Comparable sales” represents sales generated by traditional restaurants open for the entire periods reported.

Domestic franchise sales for the three and nine months ended September 26, 2010 increased 1.4% to $386.4 million and increased 1.2% to $1.181 billion, from $381.1 million and $1.168 billion for the same periods in 2009, respectively, as our domestic franchise comparable sales decreased 0.3% for the three months ended September 26, 2010 and increased 0.3% for the nine months ended September 26, 2010 and equivalent units increased 2.1% and 1.1% for the two comparable periods. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Domestic franchise royalties were $16.3 million and $51.2 million for the three and nine months ended September 26, 2010, respectively, representing increases of 8.8% and 13.7% from the 2009 comparable periods. The increases in royalties are primarily due to the previously mentioned increase in the standard royalty rates over the last two years.

The average weekly sales for comparable units include restaurants that were open throughout the periods presented below. The comparable sales base for Company-owned and franchised restaurants, respectively, includes restaurants acquired by the Company or divested to franchisees, as the case may be, during the previous twelve months. Average weekly sales for other units include restaurants that were not open throughout the periods presented below and include non-traditional sites. Non-traditional units include event-driven and continuous operations locations which generally do not provide delivery (e.g., stadiums, airports, university student centers, etc.). Average weekly sales for non-traditional units not subject to continuous operation are calculated upon actual days open.

The comparable sales base and average weekly sales for 2010 and 2009 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Three Months Ended
	September 26, 2010		September 27, 2009
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	590	2,258	590	2,212
Equivalent units	586	2,187	586	2,142
Comparable sales base units	577	2,026	573	2,029
Comparable sales base percentage	98.5%	92.6%	97.8%	94.7%
Average weekly sales - comparable units	$15,881	$13,578	$16,075	$13,490
Average weekly sales - traditional non-comparable units	$12,214	$10,791	$16,014	$11,674
Average weekly sales - non-traditional non-comparable units	$10,198	$21,273	$8,774	$26,637
Average weekly sales - total non-comparable units	$11,347	$13,711	$13,971	$17,211
Average weekly sales - all units	$15,813	$13,588	$16,030	$13,686

	Nine Months Ended
	September 26, 2010		September 27, 2009
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	590	2,258	590	2,212
Equivalent units	585	2,160	585	2,137
Comparable sales base units	576	2,029	568	2,024
Comparable sales base percentage	98.4%	93.9%	97.1%	94.7%
Average weekly sales - comparable units	$16,496	$14,104	$16,660	$13,971
Average weekly sales - traditional non-comparable units	$12,613	$11,212	$16,216	$11,403
Average weekly sales - non-traditional non-comparable units	$8,218	$16,186	$7,205	$23,296
Average weekly sales - total non-comparable units	$10,939	$12,705	$14,260	$14,735
Average weekly sales - all units	$16,410	$14,019	$16,590	$14,012

Domestic commissary sales increased 16.1% to $111.9 million for the three months ended September 26, 2010 from $96.4 million in the 2009 comparable period and increased 9.0% to $338.5 million for the nine months ended September 26, 2010 from $310.5 million in the 2009 comparable period. The increase for the three-month period was primarily due to higher commodities costs, substantially all of which were passed through in pricing to the restaurants, and an increase in sales volumes. The nine-month increase was due to an increase in sales volumes, partially offset by lower pricing as our commissaries reduced their margins (commodities costs were flat for the nine-month period). Our commissaries charge a fixed dollar mark-up on the cost of cheese. Cheese cost is based upon the BIBP block price, which increased from $1.48 per pound in the third quarter of 2009 to $1.57 per pound in the third quarter of 2010, or a 6.1% increase, and was $1.53 per pound in the first nine months of 2009 compared to $1.56 per pound in the first nine months of 2010, or a 2.0% increase. Other sales increased $200,000 and decreased $1.0 million for the three and nine months ended September 26, 2010, respectively. The decrease for the nine-month period was primarily due to a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, partially offset by increases in point-of-sale system and online sales.

International revenues were $12.3 million and $35.3 million for the three and nine months ended September 26, 2010, compared to $10.8 million and $30.4 million for the comparable periods in 2009, reflecting the increase in the number of our Company-owned and franchised restaurants over the past year. Our PJUK operations represented approximately 51% of international revenues during the nine-month period in 2010, due primarily to the fact that it operates a commissary facility which sells fresh dough and substantially all other food products to the PJUK franchisees.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 18.2% and 20.8% for the three and nine months ended September 26, 2010, respectively, compared to 20.7% and 22.4% for the same periods in 2009. Excluding the impact of consolidating BIBP, the restaurant operating margin decreased 1.4% to 18.3% in the third quarter of 2010 from 19.7% in the same quarter of the prior year, and decreased 0.6% to 20.4% for the nine months ended September 26, 2010 from 21.0% for the same period of the prior year, consisting of the following differences:

•
Cost of sales were 1.8% and 1.3% higher (excluding the consolidation of BIBP) for the three and nine months ended September 26, 2010, respectively, as compared to the comparable 2009 periods. The three-month period was impacted by higher commodities costs and an increased level of discounting to customers in response to the competitive environment in which we are currently operating. The nine-month period was impacted by increased discounting of prices to customers, partially offset by slightly lower commodities costs.

•
Salaries and benefits were 1.7% and 1.6% lower as a percentage of sales for the three and nine months ended September 26, 2010, respectively, as compared to the comparable 2009 periods, primarily due to labor efficiencies from implemented initiatives, and a change in pay practices for certain team members.

•
Advertising and related costs as a percentage of sales were 9.3% and 9.0% for the three and nine months ended September 26, 2010, respectively, as compared to 9.2% and 9.0% in the comparable 2009 periods.

•
Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 22.2% and 21.0% for the three and nine months ended September 26, 2010, respectively, as compared to 21.0% and 20.1% for the comparable 2009 periods. The increases are primarily due to increased reimbursement rates for certain team members, in connection with previously noted labor initiatives.

Domestic commissary and other margin was 7.3% and 8.4% for the three and nine months ended September 26, 2010, respectively, compared to 8.9% and 9.8% for the same periods in 2009. Cost of sales was 76.1% and 75.3% of revenues for the three and nine months ended September 26, 2010, respectively, compared to 72.6% and 73.4% for the comparable period in 2009. Cost of sales increased primarily due to our commissaries’ absorbing an increase in prices of certain commodities, including increases in vegetable products due to the impact from harsh Florida winter weather during 2010. Salaries and benefits were relatively consistent for both periods at $8.5 million and $25.8 million for the three and nine months ended September 26, 2010, compared to $8.6 million and $26.1 million for the corresponding 2009 periods. Other operating expenses increased approximately $500,000 and $2.4 million for the three and nine months ended September 26, 2010, as compared to the comparable 2009 periods, primarily due to higher distribution costs, reflecting increased volumes and an increase in fuel costs.

We recorded a pre-tax loss from the franchise cheese-purchasing program, net of noncontrolling interest, of $400,000 for the three months ended September 26, 2010 and pre-tax income of $4.6 million for the nine months ended September 26, 2010, compared to pre-tax income of $4.2 million and $16.7 million for the corresponding periods in 2009. These results only represent the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was a loss of approximately $700,000 and pre-tax income of $5.5 million for the three and nine months ended September 26, 2010, compared to pre-tax income of $5.1 million and $21.0 million for the same periods of 2009.

General and administrative expenses were $27.1 million or 9.9% of revenues for the three months ended September 26, 2010, compared to $29.3 million or 11.4% of revenues for the same period in 2009, and $84.0 million, or 10.0% of revenues, for the nine months ended September 26, 2010, compared to $86.6 million, or 10.8% of revenues, for the same period in 2009. The decreases are primarily due to the items noted as comprising the decreases in unallocated general and administrative expenses for the Unallocated Corporate Segment in the Summary of Operating Results section.

In July 2010, the Company implemented an initiative to reduce general and administrative (G&A) expenses which included a reduction in force primarily in the corporate support area and our printing and promotions subsidiary. After considering severance and related costs, the G&A initiative will not have a significant impact on 2010 operating income. Cost savings from the initiative are expected to approximate $4.0 million in 2011.

Other general expenses reflected net expense of $2.6 million and $6.6 million for the three and nine months ended September 26, 2010, respectively, compared to $1.8 million and $9.2 million, respectively, for the comparable periods in 2009 as detailed below (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 26,	Sept. 27,	Increase	Sept. 26,	Sept. 27,	Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Disposition and valuation-related costs	$203	$201	$2	$554	$1,009	$(455)
Provision (credit) for uncollectible accounts
and notes receivable	308	(197)	505	642	1,431	(789)
Pre-opening costs	22	33	(11)	142	66	76
Franchise support initiatives (a)	1,750	1,096	654	4,250	5,741	(1,491)
Franchise development incentives	333	165	168	604	225	379
Commissary closing costs	-	519	(519)	-	519	(519)
Other	27	12	15	428	253	175
Total other general expenses	$2,643	$1,829	$814	$6,620	$9,244	$(2,624)

(a)	Franchise support initiatives primarily consist of discretionary contributions to the national marketing fund and other local advertising cooperatives.

Depreciation and amortization was $8.1 million (3.0% of revenues) and $24.1 million (2.9% of revenues) for the three and nine months ended September 26, 2010, respectively, compared to $7.7 million (3.0% of revenues) and $23.3 million (2.9% of revenues) for the comparable periods in 2009, respectively.

Net interest. Net interest expense was $1.2 million for both the three months ended September 26, 2010 and September 27, 2009 and $3.4 million for the nine months ended September 26, 2010, compared to $3.8 million in the comparable 2009 period. The decrease in net interest costs for the nine-month period reflects a lower average outstanding debt balance and interest earned on increased cash investments.

Income Tax Expense.  Our effective income tax rates were 32.1% and 33.6%, respectively, for the three and nine months ended September 26, 2010 (32.3% and 33.3%, respectively, for the three- and nine-month periods, excluding BIBP) compared to 31.3% and 34.0%, respectively, for the corresponding 2009 periods (29.3% and 32.9%, for the corresponding periods in 2009, excluding BIBP). The effective rate may fluctuate from quarter to quarter as specific federal and state issues are settled or otherwise resolved.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	September 26,	December 27,
	2010	2009

Revolving line of credit	$99,000	$99,000
Other	23	50
Total debt	99,023	99,050
Less: current portion of debt	-	-
Long-term debt	$99,023	$99,050

In September 2010, we executed a five-year, unsecured Revolving Credit Facility (“New Credit Facility”) totaling $175.0 million that replaced a $175.0 million unsecured Revolving Credit Facility (“Old Credit Facility”). Under the New Credit Facility, outstanding balances accrue interest at 100.0 to 175.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option. The commitment fee on the unused balance ranges from 17.5 to 25.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the New Credit Facility. Outstanding balances under the Old Credit Facility accrued interest at 50.0 to 100.0 basis points over LIBOR or other bank developed rates, at our option. The commitment fee on the unused balance ranged from 12.5 to 20.0 basis points.

Our New Credit Facility contains customary affirmative and negative covenants, including the following financial covenants, as defined by the New Credit Facility (the covenants exclude the impact of consolidating BIBP’s operations):

Actual Ratio for the
Quarter Ended
	Permitted Ratio	September 26, 2010

Leverage Ratio	Not to exceed 2.5 to 1.0	1.0 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.9 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. Our leverage and interest coverage ratios exclude BIBP. We were in compliance with all covenants at September 26, 2010.

Cash flow from operating activities was $62.2 million for the nine months ended September 26, 2010, compared to $82.3 million for the same period in 2009. Cash flow from BIBP increased cash flow from operations by approximately $5.5 million and $21.0 million in the first nine months of 2010 and 2009, respectively (as reflected in the net income and deferred income taxes captions in the accompanying Consolidated Statements of Cash Flows). Excluding the impact of BIBP, cash flow from operating activities was $56.7 million in the first nine months of 2010 and $61.3 million in the first nine months of 2009. The favorable impact of higher net income was more than offset by unfavorable working capital changes, including accounts receivable and accrued expenses.

The Company’s free cash flow for the nine months ended September 26, 2010 and September 27, 2009 was as follows (in thousands):

	Nine Months Ended
	Sept. 26,	Sept. 27,
	2010	2009

Net cash provided by operating activities	$62,159	$82,266
Pre-tax income from BIBP cheese purchasing entity	(5,505)	(20,983)
Purchases of property and equipment	(23,608)	(21,002)
Free cash flow (a)	$33,046	$40,281

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

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate technological systems and facilities. In addition, we have a common stock repurchase program. During the nine months ended September 26, 2010, common stock repurchases of $43.2 million and capital expenditures of $23.6 million were funded primarily by cash flow from operations and from available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of our common stock through December 31, 2011. We repurchased approximately 1.7 million shares of our common stock at an average price of $24.86 per share, or a total of $43.2 million, during the first nine months of 2010. Subsequent to September 26, 2010, through October 27, 2010, we acquired an additional 45,000 shares with an aggregate cost of $1.2 million and an average cost of $25.99 per share. As of October 27, 2010, approximately $39.4 million remained available for repurchase of common stock under this authorization.

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

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales, including an increase in or continuation of the aggressive pricing and promotional environment; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs (including the impact of the recently passed federal health care legislation); the ability of the Company to pass along such increases in or sustained high costs to franchisees or consumers; the Company’s contingent liability for the payment of certain lease arrangements, approximating $4.8 million, involving our former Perfect Pizza operations that were sold in March 2006; the impact of legal claims and current proposed legislation impacting our business; the impact that product recalls, food quality or safety issues, and general public health concerns could have on our restaurants; and increased risks associated with our international operations. These and other risk factors as discussed in detail in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for our 2009 fiscal year could materially affect the Company’s business, financial condition or operating results. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at September 26, 2010 was principally comprised of a $99.0 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 100.0 to 175.0 basis point spread, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

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

The effective interest rate on the new line of credit, including the impact of the two interest rate swap agreements, was 5.7% as of September 26, 2010. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of September 26, 2010, net of the interest rate swap agreements, would have no impact on interest expense.

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

Papa John’s consolidates the operating results of BIBP. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our operating results for the first nine months of 2010 and 2009 and is expected to have a significant impact on future operating results depending on the prevailing spot block market price of cheese as compared to the price charged to domestic restaurants. Although not assured, we expect BIBP’s cumulative pre-tax deficit of $14.6 million as of September 26, 2010 will be substantially repaid at the end of 2012.

The following table presents the actual average block price for cheese and the average BIBP block price by quarter as projected through 2011 (based on the October 27, 2010 Chicago Mercantile Exchange (CME) milk futures market prices):

	2011				2010				2009
	BIBP		Actual		BIBP		Actual		BIBP	Actual
	Block Price		Block Price		Block Price		Block Price		Block Price	Block Price

Quarter 1	$1.591	*	$1.491	*	$1.595		$1.431		$1.621	$1.184
Quarter 2	1.608	*	1.508	*	1.529		1.407		1.479	1.178
Quarter 3	1.660	*	1.610	*	1.572		1.597		1.478	1.240
Quarter 4	1.678	*	1.628	*	1.673	*	1.642	*	1.608	1.548
Full Year	$1.634	*	$1.559	*	$1.592	*	$1.519	*	$1.547	$1.288

*amounts are estimates based on futures prices

The following table presents the 2009 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2009
Quarter 1	$9,025
Quarter 2	6,854
Quarter 3	5,104
Quarter 4	1,560
Full Year	$22,543

Additionally, based on the CME milk futures market prices as of October 27, 2010, and the projected cheese costs to restaurants as determined by the BIBP pricing formula for the next five quarters, the consolidation of BIBP is projected to increase (decrease) our pre-tax income as follows (in thousands):

Quarter 1 - 2010	$3,485
Quarter 2 - 2010	2,678
Quarter 3 - 2010	(658)
Quarter 4 - 2010	742	*
Full Year - 2010	$6,247	*

Quarter 1 - 2011	$2,545	*
Quarter 2 - 2011	2,563	*
Quarter 3 - 2011	1,195	*
Quarter 4 - 2011	1,213	*
Full Year - 2011	$7,516	*

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Papa John’s Board of Directors has authorized the repurchase of up to $825.0 million of common stock under a share repurchase program that began December 9, 1999, and runs through December 31, 2011. Through September 26, 2010, a total of 45.2 million shares with an aggregate cost of $784.4 million and an average price of $17.34 per share have been repurchased under this program. Subsequent to September 26, 2010, through October 27, 2010, we acquired an additional 45,000 shares with an aggregate cost of $1.2 million and an average cost of $25.99 per share. As of October 27, 2010, approximately $39.4 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the first nine months of 2010 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total	Average		of Shares	Value of Shares
	Number	Price		Purchased as	that May Yet Be
	of Shares	Paid per		Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share		Plans or Programs	Plans or Programs

12/28/2009 - 01/24/2010	-	-	*	43,508	$83,798
01/25/2010 - 02/21/2010	55	$22.51		43,563	$82,553
02/22/2010 - 03/28/2010	160	$25.14		43,723	$78,529
03/29/2010 - 04/25/2010	93	$25.64		43,816	$76,159
04/26/2010 - 05/23/2010	257	$25.50		44,073	$69,600
05/24/2010 - 06/27/2010	410	$24.93		44,483	$59,381
06/28/2010 - 07/25/2010	238	$24.22		44,721	$53,616
07/26/2010 - 08/22/2010	242	$24.78		44,963	$47,604
08/23/2010 - 09/26/2010	283	$24.83		45,246	$40,583

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

During 2010 employees delivered shares of restricted stock to the Company, upon vesting, to satisfy tax withholding requirements, as follows:

Fiscal Period	Shares of Restricted Stock

12/28/2009 - 01/24/2010	-	*
01/25/2010 - 02/21/2010	-	*
02/22/2010 - 03/28/2010	-	*
03/29/2010 - 04/25/2010	-	*
04/26/2010 - 05/23/2010	1,349
05/24/2010 - 06/27/2010	-	*
06/28/2010 - 07/25/2010	-	*
07/26/2010 - 08/22/2010	73
08/23/2010 - 09/26/2010	931

*There were no shares of restricted stock delivered to the Company, upon vesting, during this period.

Item 6.  Exhibits

Exhibit
Number	Description

10.1
$175,000,000 Revolving Credit Facility by and among Papa John’s International, Inc., the Guarantors party thereto, RSC Insurance Services, Ltd., a Bermuda company, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, U.S. Bank, National Association, as Co-Documentation Agent, Bank of America, N.A., as Co-Documentation Agent, Fifth Third Bank, as Co-Documentation Agent, PNC Capital Markets LLC, as Joint Lead Arranger and as Joint Bookrunner, and J.P. Morgan Securities LLC, as Joint Lead Arranger and as Joint Bookrunner dated September 2, 2010. Exhibit 10.1 to our report on Form 8-K filed September 9, 2010 is incorporated by reference.

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

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 26, 2010, filed on November 3, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 3, 2010	/s/ J. David Flanery
J. David Flanery
Senior Vice President and
Chief Financial Officer