Form 10-K
period 2010-12-26
PAPA JOHNS INTERNATIONAL INC
filed 2011-02-22
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 26, 2010
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________________ to _______________________

Commission File Number:  0-21660

PAPA JOHN’S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1203323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2002 Papa Johns Boulevard
Louisville, Kentucky	40299-2367
(Address of principal executive offices)	(Zip Code)

(502) 261-7272
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(Title of Each Class)	(Name of each exchange on which registered)
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☒

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 27, 2010, was approximately $500,242,651.

As of February 15, 2011, there were 25,664,898 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2011.

PART I

Item 1.  Business

General

Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and restaurant-based delivery restaurants under the trademark “Papa John’s”. The first Company-owned Papa John’s restaurant opened in 1985 and the first franchised restaurant opened in 1986. At December 26, 2010, there were 3,646 Papa John’s restaurants in operation, consisting of 612 Company-owned and 3,034 franchised restaurants operating domestically in all 50 states, the District of Columbia and Puerto Rico and in 32 countries.

Papa John’s has defined six reportable segments: domestic restaurants, domestic commissaries (Quality Control Centers), domestic franchising, international operations, variable interest entities and “all other” business units. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 19” of “Notes to Consolidated Financial Statements” for financial information about these segments for the fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008.

All of our periodic and current reports filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, are available, free of charge, through our website located at www.papajohns.com, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Those documents are available through our website as soon as reasonably practicable after we electronically file them with the SEC. We also make available free of charge on our website our Corporate Governance Guidelines; Board Committee Charters; and our Code of Ethics, which applies to Papa John's directors, officers and employees. Printed copies of such documents are also available free of charge upon written request to Investor Relations, Papa John’s International, Inc., P.O. Box 99900, Louisville, KY 40269-0900.  You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information is also available at www.sec.gov. The references to these website addresses do not constitute incorporation by reference of the information contained on the websites, which should not be considered part of this document.

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

Marketing. Our marketing strategy consists of both national and local components. Our domestic national strategy includes national advertising on television, through print, direct mail and online. Ten national television campaigns aired in 2010. Our online marketing activities have increased significantly over the past few years in response to increasing consumer use of online and mobile web technology.

Our local restaurant-level marketing programs target consumers within the delivery area of each restaurant through the use of local TV, print materials, targeted direct mail, store-to-door flyers, email marketing, text messages and local social media. Local marketing efforts also include a variety of community-oriented activities within schools, sports venues and other organizations supported with some of the same advertising vehicles mentioned above.

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

International Operations.  As of December 26, 2010, we had 775 Papa John's restaurants operating in 32 countries, Puerto Rico, Hawaii, and Alaska (Hawaii and Alaska units were included in our international operations for reporting purposes through December 26, 2010. See below for our realignment beginning in 2011). Substantially all of the Papa John's international units are franchised operations (we own and operate 21 restaurants in Beijing/North China). During 2010 and 2009 we opened 87 and 100 international net new units (new unit openings less unit closings), respectively. We plan to continue to grow our international franchise units during the next several years. Our total international development pipeline as of December 26, 2010 included approximately 1,200 restaurants with approximately 40% scheduled to open in the next three years.

Beginning in our fiscal 2011, we realigned management responsibility for Hawaii, Alaska and Canada from international to domestic operations in order to better leverage existing infrastructure and systems. Hawaii, Alaska and Canada consist solely of franchise operations, and the realigned reporting segment will be referred to as North America Franchising. This realignment will initially be reflected in our financial information beginning in the first quarter 2011 earnings release and Form 10-Q. Prior year financial results, including segment reporting, will be reclassified at that time to be presented consistently with the new alignment. The realignment will shift $1.3 million of operating income from the International reporting segment to the North America Franchising reporting segment for 2010 and 2009 and approximately $1.0 million for 2008.

Unit Sales and Investment Costs

In 2010, the 578 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average sales of $863,000. Domestic franchise sales on average are lower than Company-owned restaurants as a higher percentage of our Company-owned restaurants are located in more heavily penetrated markets.

The average cash investment for the five domestic Company-owned restaurants opened during the 2010 fiscal year, exclusive of land, was approximately $250,000 per unit, excluding tenant allowances that we received. We expect the average cash investment for the eight domestic Company-owned restaurants expected to open in 2011 to approximate $240,000 per unit. Substantially all domestic restaurants do not offer dine-in areas, which reduces our restaurant capital investment.

Development

A total of 325 Papa John’s restaurants were opened during 2010, consisting of 13 Company-owned (five domestic and eight international) and 312 franchised restaurants (169 domestic and 143 international), while 148 Papa John’s restaurants closed during 2010, consisting of four Company-owned restaurants (two domestic and two international) and 144 franchised restaurants (82 domestic and 62 international). The 82 domestic franchise closings included the closure of 13 non-traditional event-based units, which had a minimal net financial impact to the Company, in connection with the termination of a sponsorship agreement. The international franchise closings included the closure of all 25 units in Saudi Arabia in connection with a franchisee restructuring. The closing of these units also had minimal net financial impact to the Company due to their low sales volumes. A 75-unit development agreement was signed as part of the restructuring in Saudi Arabia, and new unit development is expected to begin in 2011.

During 2011, we expect net unit growth of approximately 190 to 220 units. We expect to open 13 to 15 Company-owned restaurants (seven to eight domestic and six to seven international) and 297 to 325 franchised restaurants (154 to 168 domestic and 143 to 157 international). We also expect approximately 120 restaurants to close during 2011, the majority of which are expected to be domestic franchised units. Domestic and international franchised unit expansion is expected to continue with an emphasis on markets in the Americas, the United Kingdom, the Middle East and Asia. We expect our expansion in Asia to include a significant focus in China.

Our Company-owned expansion strategy is to continue to open domestic restaurants in existing markets as appropriate, although most of our Company-owned markets are well penetrated, thereby increasing consumer awareness and enabling us to take advantage of operational and marketing efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants in a particular market results in increased average restaurant sales in that market over time. We have co-developed domestic markets with some franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future, where appropriate.

Of the total 2,871 domestic units open as of December 26, 2010, 591 or 21% were Company-owned (including 127 units owned in joint venture arrangements with franchisees in which the Company has a majority ownership position). The Company expects the percentage of domestic Company-owned units to decline over the next several years, because future net openings will be more heavily weighted toward franchise units.

Restaurant Design and Site Selection

Backlit awnings, neon window designs and other visible signage characterize the exterior of most Papa John’s restaurants. A typical inline or endcap domestic Papa John’s restaurant averages 1,100 to 1,500 square feet. Papa John’s restaurants are designed to facilitate a smooth flow of food orders through the restaurant. The layout includes specific areas for order taking, pizza preparation and routing, resulting in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of food products.  The typical interior of a Papa John’s restaurant has a vibrant color scheme, and includes a bright menu board, custom counters and a customer carryout area. The counters are designed to allow customers to watch the team members slap out the dough and put sauce and toppings on pizzas. A substantial majority of domestic restaurants are required to have an approved lobby enhancement re-design package installed by the end of 2011. The estimated cost of the new package ranges from $15,000 to $20,000 for each restaurant. Approximately 400 Company-owned units will be required to install the new design package during 2011.

Most of our international Papa John’s restaurants are between 900 and 1,400 square feet; however, in order to meet certain local customer preferences, many international restaurants have been opened in larger spaces to accommodate both dine-in and restaurant-based delivery service, typically with 35 to 100 seats. We expect the substantial majority of our future international openings to focus on delivery and carryout units with limited seating.

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

“Non-traditional” Papa John’s restaurants do not generally provide delivery to a defined trade area but rather serve a captive customer group on a continuous operation or an event-driven service (e.g., university food service, stadiums, entertainment venues, military bases, airports, etc.). Non-traditional units are designed to fit the unique requirements of the venue.

We provide layout and design services and recommendations for subcontractors, signage installers and telephone systems to Papa John’s franchisees. Our franchisees can purchase complete new store equipment packages through an approved third-party supplier. In addition, we sell replacement smallwares and related items to our franchisees.

QC Center System; Strategic Supply Chain Management

Our domestic QC Centers, comprised of nine full-service regional production and distribution centers and one distribution-only center, supply pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant. This system enables us to monitor and control product quality and consistency, while lowering food and other costs. Our full-service QC Centers are located in Louisville, Kentucky; Dallas, Texas; Pittsburgh, Pennsylvania; Orlando, Florida; Raleigh, North Carolina; Denver, Colorado; Portland, Oregon; Des Moines, Iowa; and Phoenix, Arizona. We also operate a distribution-only center in Cranbury, New Jersey. The primary difference between a full-service QC Center and a distribution-only center is that full-service QC Centers produce fresh pizza dough in addition to providing other food and paper products used in our restaurants. The QC Center system capacity is continually evaluated in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant. We consider the current domestic QC Center system capacity sufficient to accommodate domestic restaurant development for the next several years without significant additional capital requirements.

We own full-service QC Centers in the United Kingdom; Mexico City, Mexico; and Beijing, China. Other international full-service QC Centers are licensed to franchisees and non-franchisee third parties, and are generally located in the markets where our franchisees have restaurants. We expect future international QC Centers to be licensed to franchisees or non-franchisee third parties; however, we may open Company-owned QC Centers at our discretion. We also have the right to acquire licensed QC Centers from our international licensees in certain circumstances.

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

PJ Food Service, Inc. (“PJFS”), our wholly-owned subsidiary that operates our domestic Company-owned QC Centers, had a purchasing agreement with BIBP Commodities, Inc. (“BIBP”), a third-party entity formed by franchisees for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants through fiscal 2010. Under this agreement, PJFS purchased cheese from BIBP on a monthly basis at the projected spot market price, plus a certain adjustment based on BIBP’s cumulative financial position. Gains and losses incurred by BIBP were passed on to PJFS and therefore to Company-owned and franchised restaurants through adjustments to the selling price. Over time, PJFS purchased cheese at a price approximating the actual average market price, but with more short-term predictability. See “Franchise Program – Franchise Support Initiatives” for the change in our purchasing agreement for cheese beginning in fiscal 2011. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity” and “Note 3” of “Notes to Consolidated Financial Statements” for additional information concerning BIBP and the related financial statement treatment of BIBP’s results.

Marketing Programs

All domestic Company-owned and franchised Papa John’s restaurants within a defined market are required to join an area advertising cooperative (“Co-op”). Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as radio, television and print advertising. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members. Prior to 2011, the contribution rate could not be below 2.0% without approval from Papa John’s. For the period 2011 to 2013, the contribution rate cannot be below 1.5% without approval from Papa John’s.

The restaurant-level and Co-op marketing efforts are supported by print, digital and electronic advertising materials that are produced by Papa John’s Marketing Fund, Inc., a non-profit corporation (the “Marketing Fund”). The Marketing Fund produces and buys air time for Papa John’s national television commercials, buys digital media such as banner advertising, paid search-engine advertising and email, in addition to other brand-building activities, such as consumer research and public relations activities. All domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain minimum percentage of sales to the Marketing Fund. The contribution rate to the Marketing Fund can be increased above the required minimum contribution rate if approved by the governing board of the Marketing Fund up to certain levels, and beyond those levels if approved by a supermajority of domestic restaurants. The contribution percentage averaged 3.05% in 2010. The rate was 2.82% for the last nine months of 2009, which increased from 2.7% effective for the first quarter of 2009 and for full-year 2008. The contribution percentage to the Marketing Fund is currently set at 4.0% for 2011.

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

We provide both Company-owned and franchised restaurants with pre-approved marketing materials and with catalogs for the purchase of uniforms and promotional items. We also provide direct marketing services to Company-owned and franchised restaurants using customer information gathered by our proprietary point-of-sale technology (see “Company Operations – Point of Sale Technology”). In addition, we provide database tools and automated training that allows operators to set their own local email marketing, text messaging and social media.

During the fourth quarter of 2010 we launched a redesigned website and digital ordering platform. Our domestic online ordering sales currently exceed 28% of our total sales and we expect to increase our online sales with the redesigned platform, which includes “plan ahead ordering” and Spanish-language ordering capability. In addition, the new platform enhances mobile web ordering for our customers, as well as allowing ordering from a new Papa John's iPhone® application. We receive a percentage-based fee from domestic franchisees for online sales, in addition to royalties, to cover the cost of this service, although the aggregate fees collected in 2010 were not sufficient to cover these costs due primarily to incremental costs associated with the development of this new platform. We have agreed to reduce the fee in 2011 and cap the fee in 2012 and 2013, which is expected to result in additional losses related to the online/digital ordering platform. While the Company has the right to recoup these losses over time, there is no assurance that such losses will be recouped.

During 2010, we also implemented an online loyalty point program that we believe will increase consumer use of our online/digital ordering platform.

We offer our customers the opportunity to purchase a reloadable gift card marketed as the “Papa Card,” in any denomination from $10 to $100. We also offer Papa Cards for sale to consumers through third-party outlets and continue to explore other Papa Card distribution opportunities. The Papa Card may be redeemed for delivery, carryout, online and mobile web orders and is accepted at substantially all Papa John’s traditional domestic restaurants.

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

We also employ directors of operations who are responsible for overseeing an average of seven Company-owned restaurants. The directors of operations report to operations vice presidents, who are each responsible for the management of approximately 100 Company-owned restaurants in specific geographic regions. Effective in late 2010, the operations vice presidents began reporting directly to the Senior Vice President, Operations and Global Operations Support and Training. These team members are eligible to earn performance-based financial incentives.

Training and Education. The Operations Support and Training (“OST”) department is responsible for creating tools and materials for the training and development of both corporate and franchise team members. With these tools and materials, our field-based trainers train and certify training general managers in all markets. Operations personnel complete our management training program and ongoing development programs, including multi-unit training, in which instruction is given on all aspects of our systems and operations. The program includes hands-on training at an operating Papa John’s restaurant by a Company-certified training general manager. Our training includes new team member orientation, in-store and delivery training, core management skills training and new product or program implementation. Our ongoing developmental workshops include operating partner training, advanced operator training and senior operator training. We provide on-site training and operating support before, during and after the opening of all Company-owned restaurants and for the first two restaurants per franchise group, with additional support available upon request.

Point of Sale Technology.  Point of sale technology (“POS”), our proprietary PROFIT SystemTM, is in place in all domestic traditional Papa John’s restaurants. We believe this technology facilitates faster and more accurate order-taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs, including facilitation of managing food inventory and placing orders from the domestic QC Centers. We believe the PROFIT System enhances restaurant-level marketing capabilities through the development of a database containing information on customers and their buying habits with respect to our products. Polling capabilities allow us to obtain restaurant operating information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting. The PROFIT System is also closely integrated with our online ordering system in all domestic traditional Papa John’s restaurants, enabling Papa John’s to offer nationwide online and mobile web ordering to our customers.

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

Hours of Operation.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday. Carryout hours are generally more limited for late night, for security purposes.

International Operations

The international reporting segment operations structure consists of international business managers responsible for supporting one or more franchisees. The international business managers report to one of three regional vice presidents who report to the Senior Vice President, International. Various support functions for the International business such as marketing, supply chain, research and development and quality assurance, are managed centrally as global functions, with regional field support personnel as appropriate. The Company owns and operates restaurants in Beijing/North China (21 units at December 26, 2010) and has a local management structure in place to support those operations.

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 26, 2010, there were 3,034 franchised Papa John’s restaurants operating in all 50 states, the District of Columbia, Puerto Rico and 32 countries. As of December 26, 2010, we have development agreements with our franchisees for more than 300 additional domestic franchised restaurants, the majority of which are committed to open over the next five years, and agreements for approximately 1,200 additional international franchised restaurants, the majority of which are scheduled to open over the next eight years. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. During 2010, 312 (169 domestic and 143 international) franchised Papa John’s restaurants were opened.

Approval.  Franchisees are approved on the basis of the applicant’s business background, restaurant operating experience and financial resources. We seek franchisees to enter into development agreements for single or multiple restaurants. We require each franchisee to complete our training program or to hire a full-time operator who completes the training and has either an equity interest or the right to acquire an equity interest in the franchise operation. Outside the United States, we will allow an approved bonus plan to substitute for the equity interest.

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

Under our standard domestic development agreement, the franchisee is required to pay, at the time of signing the agreement, a non-refundable fee of $25,000 for the first restaurant and $5,000 for any additional restaurants. The non-refundable fee is credited against the standard $25,000 franchise fee payable to us upon signing the franchise agreement for a specific location. Generally, a franchise agreement is executed when a franchisee secures a location. Our current standard development agreement requires the franchisee to pay a royalty fee of 5% of sales and the majority of our existing franchised restaurants also have a 5% royalty rate effective December 27, 2010.

Domestic Franchise Development Incentives. In 2009 and 2010 we provided development incentives to domestic restaurants. Such incentives included the waiver of the $25,000 franchise fee and reduced royalties for 12 months following the opening date (2009 included a waiver of 100% of the standard royalty rate and 2010 included a waiver of 40% to 100% of the standard royalty rate depending on the opening date). Additionally, under the 2009 program, a $10,000 cash incentive was paid to franchisees opening a restaurant on or before the scheduled opening date. The program was expanded in 2010 to offer either the $10,000 cash incentive or a 24-month no-payment lease on two ovens with the option to purchase the ovens for $50 per oven at the end of the 24-month lease. The 2011 incentive program for traditional unit openings includes: (1) no franchise fee, (2) the waiver of the 5% royalty fee - waived for twelve months from opening if opened January through June, for nine months from opening if opened July through September and for six months from opening if opened October through December, (3) a 24-month no-payment lease on two ovens with the option to purchase the ovens for $50 per oven at the end of the 24-month lease, and (3) a $3,300 credit to be applied toward a future POS purchase, under certain circumstances. We believe the development incentive programs have increased unit openings in 2009 and 2010, and expect they will continue to do so in 2011. See Franchise Support Initiatives for additional information.

Franchise Support Initiatives. During 2009 and 2010, the Company provided domestic franchise system support initiatives in response to the difficult economic environment. The initiatives included:

●	Providing cheese cost relief by modifying the cheese pricing formula used by BIBP beginning in 2009;
●
Providing food cost relief by lowering the commissary margin on certain commodities sold by PJFS to the franchise system and by providing incentive rebate opportunities in 2010 to the franchise system;

●	Providing additional system-wide national marketing contributions that amounted to $6.0 million in 2010 and $7.7 million in 2009;
●	Providing additional system-wide local print marketing contributions and certain system-wide incentives totaling $500,000 in 2010 and $1.9 million in 2009;
●	Providing targeted royalty relief and local marketing support to assist certain identified franchisees or markets, which amounted to $5.1 million in 2010 and $4.7 million in 2009;
●	Providing restaurant opening incentives of $1.0 million in 2010 and $400,000 in 2009; and
●	Providing financing on a selected basis to assist new or existing franchisees with the acquisition of troubled franchise restaurants.

For 2011, we plan to continue certain domestic franchise support initiatives such as offering incentive programs to franchisees to increase comparable sales, comparable transactions and online sales, make certain re-image improvements to their restaurants and provide targeted royalty relief and local marketing support to assist certain identified franchisees or markets, although our expectation is that the amount of such support initiatives will be reduced from 2010 levels.

We believe the support programs have mitigated potential unit closures and strengthened our brand during this challenging economic environment. In addition to reducing unit closures, other important objectives of the support program include growing market share in a consolidating category and stabilizing transaction levels.

In December 2010, our domestic franchisees voted in favor of a proposal to increase the national marketing fund contribution rate for 2011 to 2013 (“National Marketing Fund Agreement”). The primary terms of the National Marketing Fund Agreement are as follows:

●
National Marketing Fund Contribution Rate – Domestic Company-owned and franchised restaurants will contribute 4.0% of sales to the Marketing Fund in 2011 and have agreed to a minimum contribution rate in 2012 and 2013. The Company expects this agreement to primarily represent a shift, as opposed to an increase, in total marketing spend, and believes an increase in marketing spend on a national basis will improve the consistency of the overall marketing message and favorably impact brand awareness, particularly in regions of the country where the brand is currently underpenetrated.

●
BIBP’s Accumulated Deficit – BIBP had an accumulated deficit (representing prior purchases of cheese by PJFS from BIBP at below market prices) of $14.2 million at December 26, 2010. PJFS agreed to pay to BIBP the amount equal to the accumulated deficit at December 26, 2010. Accordingly, BIBP recorded a decrease of $14.2 million in cost of sales and PJFS recorded a corresponding increase in cost of sales. This transaction did not have any impact on the Company's 2010 consolidated income statement results since both PJFS and BIBP are fully consolidated.

●
Cheese Purchasing Agreement – In order to facilitate franchisees' planning of food costs and promotions moving forward, PJFS agreed to continue to lock in the price of cheese to the system on a period-by-period basis for franchisees willing to sign a cheese purchasing agreement with PJFS. The cheese purchasing agreement requires the franchisee to commit to purchase cheese through PJFS, or to pay the franchisee's pro rata portion of any accumulated cheese liability upon ceasing to purchase cheese from PJFS when a cheese liability exists.

●	Online Ordering System Fees – The Company agreed to reduce the online ordering fee paid by domestic franchisees by 0.5% for 2011, and agreed to limit the fee for 2012 and 2013.
●
Royalty Rebate Program – The standard royalty rate in 2011 is 5.0% of sales. Franchisees can earn up to a 0.25% quarterly royalty rebate for 2011 to 2013 by meeting certain sales growth targets, and an additional 0.20% royalty rebate in 2011 by making specified re-imaging restaurant lobby investments. The Company agreed to consider a similar capital investment based royalty rebate opportunity for franchisees in 2012 and 2013 as well.

International Development and Franchise Agreements.  We opened our first franchised restaurant outside the United States in 1998. Through 2010, we defined “international” to be all markets outside the contiguous United States in which we have either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area (see “Strategy – International Operations” for 2011 reporting changes to the International business unit). Under a master franchise agreement, the franchisee has the right to subfranchise a portion of the development to one or more subfranchisees approved by us. Under our current standard international development agreement, the franchisee is required to pay total fees of $25,000 per restaurant: $5,000 at the time of signing the agreement and $20,000 when the restaurant opens or the agreed-upon development date, whichever comes first. Under our current standard master franchise agreement, the master franchisee is required to pay total fees of $25,000 per restaurant owned and operated by the master franchisee, under the same terms as the development agreement, and $15,000 for each subfranchised restaurant – $5,000 at the time of signing the agreement and $10,000 when the restaurant opens or the agreed-upon development date, whichever comes first. We expect that future development agreements may limit the amount of potential subfranchising.

Our current standard international master franchise and development agreement provides for payment to us of a royalty fee of 5% of sales, with no provision for increase during the initial term. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our domestic franchise agreement. From time to time, development agreements will be negotiated at other-than-standard terms for fees and royalties.

Non-traditional Restaurant Development.  We have entered into a limited number of development and franchise agreements for non-traditional restaurants. These agreements generally cover venues or areas not originally targeted for traditional unit development and have terms differing from the standard agreement. While we expect to have a significant increase in the number of non-traditional units in the future, to date, these agreements have not had a significant, direct impact on our pre-tax earnings.

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

Franchisee Loans. Selected franchisees have borrowed funds from our wholly-owned subsidiary, Capital Delivery, Ltd., principally for the purchase of restaurants from us or other franchisees or for use in the construction and development of new restaurants. Loans made to franchisees typically bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchisees’ owners. At December 26, 2010, net loans outstanding totaled $17.4 million, which were composed of loans to franchisees. See “Note 9” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Insurance Program. Our franchisees have the opportunity to purchase various insurance policies, such as health insurance, non-owned automobile and workers’ compensation, through our wholly-owned insurance agency, Risk Services Corp. (“Risk Services”). A third-party commercial insurance company provides fully-insured coverage to franchisees participating in the franchise insurance program offered by Risk Services. As of December 26, 2010, approximately 46% of domestic franchised restaurants had obtained insurance coverage through Risk Services.

Franchise Training and Support. Our domestic field support structure consists of franchise business directors, each of whom is responsible for serving an average of approximately 100 franchised units. Our franchise business directors maintain open communication with the franchise community, relaying operating and marketing information and new initiatives between franchisees and us. Franchise business directors report to one of three regional division vice presidents, who report to the Senior Vice President, North American Operations.

Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program. Principal operators are required to devote his or her full business time and efforts to the operation of the franchisee’s restaurants. The full business time requirement is not mandatory for certain franchisees that operate only non-traditional restaurants; for example, a food service operator that operates a Papa John’s as part of a food court at a college or university. Each franchised restaurant manager is also required to complete our Company-certified management training program. Domestically, we provide an on-site training team three days before and three days after the opening of a franchisee’s first two restaurants. Internationally, we provide on-site training personnel five days before and five days after the opening of a franchisee’s first two restaurants. Ongoing supervision of training is monitored by the operations services and training team. Multi-unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved programs in order to train new team members and management candidates for their restaurants. Internationally, training is monitored by our operations support team, as well as regional vice presidents and international business managers assigned to specific franchisee territories.

Franchise Operations. All franchisees are required to operate their Papa John’s restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Franchisees generally have full discretion to determine the prices to be charged to customers.

Franchise Advisory Council. We have a Franchise Advisory Council that consists of Company and franchisee representatives of domestic restaurants. The Franchise Advisory Council and subcommittees hold regular meetings to discuss new product and marketing ideas, operations, growth and other relevant issues. Certain franchisees have formed a franchise association for the purpose of communicating and addressing issues, needs and opportunities among its members.

We currently communicate with, and receive input from, our franchisees in several forms, including through the Franchise Advisory Council, annual operations conferences, system communications, national conference calls and various regional meetings conducted with franchisees throughout the year. Monthly webcasts are also conducted by the Company to discuss current operational, marketing or other issues affecting the franchisees’ business. We are committed to communicating with our franchisees and receiving input from them.

Reporting and Business Processes. We collect sales and other operating information from domestic Papa John’s franchisees daily. We have agreements with substantially all Papa John’s domestic franchisees permitting us to electronically debit the franchisees’ bank accounts for substantially all required payments, including the payment of royalties, Marketing Fund contributions, risk management services, online ordering fees and purchases from our print and promotions operations and QC Centers. This system significantly reduces the resources needed to process receivables, improves cash flow and mitigates the amount of past-due accounts related to these items. Domestic franchisees are required to purchase and install the Papa John’s PROFIT System in their traditional restaurants (see “Company Operations – Point of Sale Technology”).

Comprehensive Restaurant Measurement Program.  As part of our effort to deliver on our brand promise of “Better Ingredients. Better Pizza.” we have implemented a comprehensive measurement program for all domestic and international restaurants. The measurement program focuses on the quality of the pizza and the customer service experience.

Industry and Competition

The United States Quick Service Restaurant pizza industry (“QSR Pizza”) is mature and highly competitive with respect to price, service, location, food quality and variety. There are well-established competitors with substantially greater financial and other resources than Papa John’s. Competitors include international, national and regional chains, as well as a large number of local independent pizza operators. Some of our competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where we have restaurants. According to industry sources, QSR Pizza category sales, which includes dine-in, carry-out and delivery, had sales of approximately $34.2 billion in 2010, or an increase of 2.4%, as compared to a decrease of 1.3% in 2009. The increase in 2010 was a result of an increase in traffic, partially offset by a decline in average ticket price, reflecting the implementation of lower pricing promotions within the category.

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

Trademarks

Our rights in our principal trademarks and service marks are a significant part of our business. We are the owner of the federal registration of the trademark “Papa John’s.” We have also registered “Pizza Papa John’s and design” (our logo), “Better Ingredients. Better Pizza.” and “Pizza Papa John’s Better Ingredients. Better Pizza. and design” as trademarks and service marks. We also own federal registrations for several ancillary marks, principally advertising slogans. We have also applied to register our primary trademark, “Pizza Papa John’s and design,” in more than 90 foreign countries and the European Community. We are aware of the use by other persons in certain geographical areas of names and marks that are the same as or similar to our marks. It is our policy to pursue registration of our marks whenever possible and to vigorously oppose any infringement of our marks.

Employees

As of December 26, 2010, we employed approximately 16,000 persons, of whom approximately 14,000 were restaurant team members, approximately 700 were restaurant management personnel, approximately 600 were corporate personnel and approximately 700 were QC Center and our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, Inc. (“Preferred”) personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members is covered by a collective bargaining agreement. We consider our team member relations to be excellent.

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

Our growth strategy depends on our and our franchisees’ ability to open new restaurants and to operate them on a profitable basis. Planned growth targets and the ability to operate new and existing restaurants profitably are affected by economic and competitive conditions and the resulting impact on consumer buying habits. Our business is susceptible to adverse changes in domestic and global economic conditions, which could make it difficult and uncertain for us to forecast operating results. If the economy recovers more slowly than expected, we could experience difficulty meeting our growth targets. Decreased consumer confidence, volatility in commodity and fuel costs, difficulties in the financial sector and other factors affecting consumer spending, such as continued higher levels of unemployment, could make it difficult for us to execute our strategy. Insolvency of key suppliers could also negatively impact our business.

The ability of the Papa John’s system to continue to open and operate new restaurants is affected by a number of factors, many of which are beyond our control. These factors include, among other things, the availability of financing, the selection and availability of suitable restaurant locations, increases in the cost of or sustained high levels of cost of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs, availability and negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that, system-wide, Papa John’s will be able to meet planned growth targets for net unit openings, open restaurants in markets now targeted for expansion or continue to operate in existing markets profitably.

We face substantial competition from other food industry competitors, and our results of operations can be negatively impacted by the actions of one or more of our competitors.

The QSR Pizza category and the restaurant industry in general are intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Papa John’s system. Some of these competitors have been in existence for a substantially longer period than Papa John’s and may be better established in the markets where restaurants operated by us or our franchisees are, or may be, located. Experience has shown that a change in pricing or other marketing or promotional strategies, including new product and concept developments, by one or more of our major competitors can have an adverse impact on our sales and earnings and our system-wide restaurant operations.

Our results of operations and the operating results of our franchisees may be adversely impacted by increases in the cost of food ingredients and other commodities.

An increase in the cost, or sustained high levels of the cost, of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations. Cheese, historically representing 35% to 40% of our food cost, and other commodities are subject to cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in fuel and utility costs could adversely affect the profitability of our restaurant and QC Center businesses. Our domestic franchisees buy substantially all of their food products from our QC Center business. Changes in franchisee buying patterns for food products not required to be purchased from our QC Center business could adversely impact the sales and profitability of that business.

Our dependence on a sole or limited number of suppliers for some ingredients could result in disruptions to our business.

Domestically, we are dependent on sole suppliers for our cheese, flour and thin crust dough products. Alternative sources may not be available on a timely basis to supply these key ingredients or be available on terms as favorable to us as under our current arrangements. Domestic restaurants purchase substantially all food and related products from our QC Centers. Accordingly, both our corporate and franchised restaurants could be harmed by any prolonged disruption in the supply of products from or to our QC Centers.

Changes in consumer preferences or discretionary consumer spending or negative publicity could adversely impact our results.

Changes in consumer taste (for example, changes in dietary preferences that could cause consumers to avoid pizza in favor of foods that are perceived as more healthful), demographic trends, traffic patterns and the type, number and location of competing restaurants could adversely affect our restaurant business. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Further adverse changes in these factors could reduce sales or impose practical limits on pricing, either of which could materially adversely affect our results of operations. Like other food industry competitors, we can also be materially adversely affected by negative publicity concerning food quality, product recalls, illness, injury, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one or more restaurants.

We are subject to federal and state laws governing our workforce and our operations. Changes in these laws, including minimum wage increases, or additional laws could increase costs for our system-wide operations.

System-wide restaurant operations are subject to federal and state laws governing such matters as wages, benefits, working conditions, citizenship requirements and overtime. A significant number of hourly personnel employed by our franchisees and us are paid at rates closely related to the federal and state minimum wage requirements. Accordingly, further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases above federal wage rates would increase labor costs for our system-wide operations. Additionally, future legislation may make it easier for workers to form unions, resulting in higher costs. Local government agencies have also implemented ordinances that restrict the sale of certain food products. National health care legislation could negatively impact our domestic system in future years as our Company-owned and franchised restaurants may have to provide health care coverage that was not previously offered to certain part-time team members. Additional compliance with government mandates, including nutritional content and menu labeling legislation, could increase costs and be harmful to system-wide restaurant sales.

Current credit markets may adversely impact the ability of our franchisees to obtain financing, which may hinder our ability to achieve our planned growth in restaurant openings.

Our growth strategy depends in large part on our ability and the ability of our franchisees to expand or open new restaurants and to operate those restaurants on a profitable basis. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. While the credit markets have improved over the last year, our franchisees remain dependent on the availability of financing to expand existing locations or construct and open new restaurants. If our franchisees experience difficulty in obtaining adequate financing for these purposes, our growth strategy and franchise revenues may be adversely affected. The reduced availability of credit has required, and may continue to require, the Company to provide financing to certain franchisees and prospective franchisees in order to mitigate store closings or allow new units to open. If we are unable or unwilling to provide such financing, our results of operations may be adversely impacted.

Our expansion into emerging or under-penetrated domestic and international markets may present increased risks.

Any or all of the risks listed above potentially adversely impacting restaurant sales or costs could be especially harmful to the financial viability of franchisees in under-penetrated or emerging markets or international markets with unstable political climates. A decline in or failure to improve financial performance for this group of franchisees could lead to unit closings at greater than anticipated levels and therefore impact contributions to marketing funds, our royalty stream, PJFS and support services efficiencies and other system-wide results.

We may be subject to impairment charges.

Impairment charges for Company-owned operations are possible if PJUK or previously acquired domestic restaurants perform below our expectations. This would result in a decrease in our reported assets value and reduction in our net income.

Our business and brand may be harmed should the services of our Founder, John Schnatter, as Co-Chief Executive Officer, Chairman or brand spokesman terminate for any reason.

John H. Schnatter, our Founder, Chairman and Co-Chief Executive Officer (Co-CEO), does not serve under an employment agreement and we do not maintain key man life insurance on Mr. Schnatter. We also depend on Mr. Schnatter’s image and his services as spokesman in our advertising and promotion materials. While we have entered into a license agreement with Mr. Schnatter related to the use of certain intellectual property, our business and brand may be harmed if Mr. Schnatter’s services as Co-CEO, Chairman or brand spokesman were not available for any reason.

Changes in purchasing practices by our domestic franchisees could harm our commissary business.

Although our domestic franchisees currently purchase substantially all food products from our QC Centers, they are required to purchase only tomato sauce and dough from our QC Centers. Any changes in purchasing practices by domestic franchisees, such as seeking alternative suppliers of food products, including cheese, could adversely affect the financial results of our QC Centers.

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

Our international operations could be negatively impacted by changes in international economic, political and health conditions in the countries in which the Company or its franchisees operate. In addition, our international operations are subject to additional factors, including compliance with foreign laws, currency regulations and fluctuations, differing business and social cultures and consumer preferences, diverse government regulations and structures, availability and cost of land and construction, ability to source high-quality ingredients and other commodities in a cost-effective manner, and differing interpretation of the obligations established in franchise agreements with international franchisees. Accordingly, there can be no assurance that our international operations will achieve or maintain profitability or meet planned growth rates.

Disruptions of our critical business or information technology systems could harm our ability to conduct normal business.

Domestically and internationally, we are dependent on our technology systems operating correctly, including our enhanced online ordering system launched in 2010 through which more than 28% of our domestic business originates. Our systems could be damaged or interrupted by power loss, telecommunication failures, acts of God, computer viruses, physical or electronic break-ins or similar attacks. We may not have or be able to obtain adequate insurance to mitigate the risks of these events, which could damage our business and reputation and be expensive and difficult to remedy or repair. Although we have systems in place to prevent security breaches and theft of consumer and Company information, failure to prevent fraud or security breaches could have a material adverse effect on our business.

We have been and will continue to be subject to various types of litigation, which could subject us to significant damages or other remedies.

We are party to various legal proceedings, including employment and tort claims. We evaluate these claims and proceedings to assess the expected outcome and where possible to estimate the amount of potential losses to us. These assessments are based on the information available to us at the time the estimates are made and require the use of a significant amount of judgment, and actual outcomes or losses may materially differ from our estimates. Even if claims against us do not have merit, the costs of defending or settling any such existing or future claims, or costs related to damages should such claims be upheld in court, could significantly impact the Company’s earnings and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 26, 2010, there were 3,646 Papa John’s restaurants system-wide.

Company-owned Papa John’s Restaurants

Number of
Restaurants

Arizona	46
Florida	45
Georgia	86
Illinois	4
Indiana	41
Kansas	12
Kentucky	43
Maryland	59
Missouri	40
North Carolina	80
South Carolina	6
Tennessee	28
Texas	75
Virginia	26

Total Domestic Company-owned Papa John’s Restaurants	591

China	21

Total Company-owned Papa John’s Restaurants	612

Note: Company-owned Papa John’s restaurants include restaurants owned by majority-owned joint ventures. There were 127 such restaurants at December 26, 2010 (75 in Texas, 26 in Virginia and 26 in Maryland).

Domestic Franchised Papa John’s Restaurants

Number of
Restaurants

Alabama	72
Arizona	30
Arkansas	20
California	203
Colorado	46
Connecticut	3
Delaware	11
District of Columbia	10
Florida	205
Georgia	54
Idaho	10
Illinois	78
Indiana	80
Iowa	24
Kansas	20
Kentucky	65
Louisiana	54
Maine	7
Maryland	37
Massachusetts	17
Michigan	42
Minnesota	44
Mississippi	23
Missouri	28
Montana	9
Nebraska	15
Nevada	20
New Hampshire	2
New Jersey	71
New Mexico	16
New York	110
North Carolina	61
North Dakota	5
Ohio	151
Oklahoma	28
Oregon	17
Pennsylvania	85
Rhode Island	5
South Carolina	49
South Dakota	8
Tennessee	70
Texas	139
Utah	28
Vermont	1
Virginia	103
Washington	53
West Virginia	22
Wisconsin	23
Wyoming	6
Total Domestic Franchised Papa John’s Restaurants	2,280

International Franchised Papa John’s Restaurants

Number of
Restaurants

Alaska (a)	5
Bahrain	16
Canada (a)	46
Cayman Islands	1
Chile	4
China	136
Colombia	4
Costa Rica	15
Cyprus	5
Dominican Republic	7
Ecuador	9
Egypt	13
El Salvador	6
Hawaii (a)	15
India	24
Ireland	31
Jordan	4
Korea	69
Kuwait	20
Malaysia	7
Mexico	47
Morocco	1
Nicaragua	2
Oman	8
Panama	1
Peru	16
Phillipines	1
Puerto Rico	12
Qatar	7
Russia	21
Trinidad	5
Turkey	6
United Arab Emirates	15
United Kingdom	151
Venezuela	24

Total International Franchised Papa John’s Restaurants	754

(a) We define “domestic” operations as units located in the contiguous United States and “international” operations as units located outside the contiguous United States. Beginning in fiscal 2011, we realigned management responsibility for Hawaii, Alaska and Canada from international to domestic operations in order to better leverage existing infrastructure and systems. In our reported financial information beginning in first quarter of 2011, Hawaii, Alaska and Canada will be shown with total domestic franchised Papa John’s restaurants, which will be renamed North America franchised restaurants.

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

We have 43 Company-owned restaurants that are located in buildings we own on land either owned or leased by us. These restaurants range from 1,000 to 3,000 square feet. Three of these restaurants are located in multi-bay facilities. These multi-bay facilities contain from 2,800 to 5,000 square feet, and the space not utilized by the Papa John’s restaurant in each facility is leased or held for lease to third-party tenants.

At December 26, 2010, we had 151 Papa John’s franchised restaurants located in the United Kingdom. We leased and subleased to franchisees 102 of the 151 franchised Papa John’s restaurant sites in the United Kingdom. The initial lease terms on the Company and franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. Additionally, we leased 21 Company-owned restaurant sites in Beijing, China as of December 26, 2010.

Information with respect to our leased domestic QC Centers as of December 26, 2010 is set forth below:

Facility	Square Footage
Raleigh, NC	61,000
Denver, CO	32,000
Phoenix, AZ	57,000
Des Moines, IA	43,000
Portland, OR	37,000
Pittsburgh, PA	52,000
Cranbury, NJ	59,000

We own land in Orlando, Florida on which our 63,000 square foot full-service QC Center is located. We also own land and a 175,000 square foot facility in Dallas, Texas, of which 77,500 square feet is used by our full-service QC Center and the remaining space is leased to a third-party tenant. In addition, we own land in Louisville, Kentucky, on a portion of which is located a 42,000 square foot building housing our printing operations and a 247,000 square foot building, approximately 30% to 40% of which accommodates the Louisville QC Center operation and promotions division. The remainder of the larger building houses our corporate offices. We own a 49,000 square foot full-service QC Center in the United Kingdom. The Papa John’s UK management team is located in a leased office near London with a remaining lease term of six years. The Papa John’s China management team leases an office and a QC Center in Beijing, China. The Papa John’s Mexico management team and QC Center lease a facility in Mexico City, Mexico.

Item 3.  Legal Proceedings

We are subject to claims and legal actions in the ordinary course of our business. We believe that none of the claims and actions currently pending against us would have a material adverse effect on us if decided in a manner unfavorable to us.

Item 4.  Removed and Reserved

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John’s:

Name	Age (a)	Position	First Elected Executive Officer

John H. Schnatter	49	Founder, Chairman and Co-Chief Executive Officer	1985

J. Jude Thompson	48	President and Co-Chief Executive Officer	2009

Annette W. Calhoun	48	Senior Vice President, Human Resources	2011

J. David Flanery	53	Senior Vice President, Chief Financial Officer and Treasurer	1994

Timothy C. O’Hern	47	Senior Vice President, Development	2005

Christopher J. Sternberg	45	Senior Vice President, Corporate Communications and General Counsel	2008

Thomas V. Sterrett	50	Senior Vice President, International	2010

Anthony N. Thompson	44	Executive Vice President, North American Operations and President, PJ Food Service	2009

Lance F. Tucker	41	Chief of Staff and Senior Vice President, Strategic Planning	2011

Andrew M. Varga	45	Senior Vice President and Chief Marketing Officer	2009

(a) Ages are as of January 1, 2011.

John H. Schnatter created the Papa John’s concept in 1984 and the first Papa John’s restaurant opened in 1985. He currently serves as Founder, Chairman and Co-Chief Executive Officer. He previously served as Interim Chief Executive Officer from December 2008 to April 2009, Executive Chairman of the Company from 2005 until May 2007, as Chairman of the Board and Chief Executive Officer from 1990 until 2005, and as President from 1985 to 1990 and from 2001 until 2005.

J. Jude Thompson was appointed President and Co-Chief Executive Officer in April 2010 and previously served as President and Chief Operating Officer of Papa John’s since April 2009.  He also serves as a member of our Board of Directors, which he joined in February 2008. From 2006 to 2008, Mr. Thompson served as Senior Vice President of WellPoint, Inc., and President, Individual Business of Anthem Blue Cross and Blue Shield. Mr. Thompson previously held positions of increasing responsibility with Anthem Blue Cross and Blue Shield, a division of WellPoint, or its affiliates since 1989.

Annette W. Calhoun was promoted to Senior Vice President, Human Resources in November 2010, after serving as Vice President, Human Resources since 2009. Ms. Calhoun has held several human resource positions since joining Papa John’s in 1999. Prior to joining Papa John’s, Ms. Calhoun served as the head of human resources for a regional law firm.

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

Timothy C. O’Hern has served as Senior Vice President, Development since June 2009, a position he previously held from 2005 until 2007.  From 2002 until 2005 and from 2007 until 2009, he managed the operations of a Papa John’s franchisee in which he has an ownership interest. Prior to his departure from Papa John’s in 2002, Mr. O’Hern held various positions, including Vice President of Global Development from February 2001 to 2002, Vice President of U.S. Development from March 1997 to February 2001, Director of Franchise Development from December 1996 to March 1997 and Construction Manager from November 1995 to December 1996.  He has been a franchisee since 1993.

Christopher J. Sternberg was named General Counsel in June 2009, having previously served as Interim General Counsel from December 2008. Mr. Sternberg has served as Senior Vice President, Corporate Communications, since 2005, after serving as Vice President and Assistant to the Chairman from 2000 to 2005. Mr. Sternberg served as Vice President, Corporate Communications from 1997 to 2000. Mr. Sternberg joined the Company in 1994 as Assistant Counsel in our Legal Department. From 1990 to 1994, he was an attorney with Greenebaum, Doll & McDonald PLLC.

Thomas V. Sterrett was named Senior Vice President, International in August 2010.  Mr. Sterrett has served as Division Vice President from 2007 to 2010 (Midwest and South Divisions), Operations Vice President for the Company’s Midwest Division from 2005 to 2007, Director of Operations in the Nashville, Tennessee market from 2003 to 2005 and District Manager of the South Florida market from 1995 to 2003.  Prior to joining Papa John’s, Mr. Sterrett spent eleven years with Dominos both as an employee and a franchisee.

Anthony N. Thompson was promoted to Executive Vice President, North American Operations in December 2010 and continues to serve as President, PJ Food Service, a position in which he was appointed in May 2010. In his new role, Mr. Thompson is responsible for overseeing Papa John’s North American operations, including Company-owned and franchised restaurants. Mr. Thompson joined Papa John’s in 2006 and has held the positions of Senior Vice President, PJ Food Service from 2009 to May 2010 and Vice President, QCC Operations from 2006 to 2009. Prior to joining Papa John’s, Mr. Thompson worked for the Scotts Company for six years as Plant Manager, Director of Marysville Operations and Director of Lawn and Controls Operations. Before joining the Scotts Company, Mr. Thompson spent four years with Conagra Grocery Products Company where he held positions as Operations Leader, Manufacturing Manager and Plant Manager. He also spent seven years in various roles with Gulf Coast Coca Cola.

Lance F. Tucker was promoted to Chief of Staff and Senior Vice President, Strategic Planning in June 2010, after serving as Chief of Staff and Vice President, Strategic Planning since June 2009. Mr. Tucker was previously employed by the Company from 1994 to 1999 working in its finance department. From 2003 to 2009, Mr. Tucker served as Chief Financial Officer of Evergreen Real Estate, a company owned by John Schnatter. Mr. Tucker is a licensed Certified Public Accountant.

Andrew M. Varga was appointed Senior Vice President and Chief Marketing Officer in August 2009. Mr. Varga joined Papa John’s after 21 years with Brown-Forman Corporation. Mr. Varga served as Senior Vice President/Director of Marketing for Brown-Forman from 2007 until 2009, responsible for the company’s Wines and Spirits portfolio in the North American Region. From 2004 to 2007, Mr. Varga was Senior Vice President/Managing Director, Wines Marketing, with global responsibility for the wine portfolio.

There are no family relationships among our executive officers and other key personnel.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA. As of February 15, 2011, there were 782 record holders of common stock. However, there are significantly more beneficial owners of our common stock than there are record holders. The following table sets forth, for the quarters indicated, the high and low closing sales prices of our common stock, as reported by The NASDAQ Stock Market.

2010	High	Low
First Quarter	$25.82	$21.77
Second Quarter	28.76	23.43
Third Quarter	26.30	22.78
Fourth Quarter	27.74	25.49

2009	High	Low
First Quarter	$25.72	$15.59
Second Quarter	28.47	22.77
Third Quarter	27.34	22.90
Fourth Quarter	24.70	21.47

Since our initial public offering of common stock in 1993, we have not paid cash dividends on our common stock, and have no current plans to do so.

Papa John’s Board of Directors has authorized the repurchase of up to $825.0 million of common stock under a share repurchase program that began December 9, 1999, and expires December 31, 2011. Through December 26, 2010, a total of 45.4 million shares with an aggregate cost of $788.1 million and an average price of $17.36 per share have been repurchased under this program. Subsequent to year-end (through February 15, 2011), we acquired an additional 66,000 shares at an aggregate cost of $1.8 million. As of February 15, 2011, approximately $35.0 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchase activity by fiscal period during 2010 (in thousands, except per share amounts):

				Total Number	Maximum Dollar
	Total	Average		of Shares Purchased	Value of Shares
	Number	Price		as Part of Publicly	that May Yet Be
	of Shares	Paid per		Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share		or Programs	Plans or Programs

12/28/2009 - 01/24/2010	-	-	*	43,508	$83,798
01/25/2010 - 02/21/2010	55	$22.51		43,563	$82,553
02/22/2010 - 03/28/2010	160	$25.14		43,723	$78,529
03/29/2010 - 04/25/2010	93	$25.64		43,816	$76,159
04/26/2010 - 05/23/2010	257	$25.50		44,073	$69,600
05/24/2010 - 06/27/2010	410	$24.93		44,483	$59,381
06/28/2010 - 07/25/2010	238	$24.22		44,721	$53,616
07/26/2010 - 08/22/2010	242	$24.78		44,963	$47,604
08/23/2010 - 09/26/2010	283	$24.83		45,246	$40,583
09/27/2010 - 10/24/2010	43	$25.99		45,289	$39,455
10/25/2010 - 11/21/2010	100	$25.78		45,389	$36,862
11/22/2010 - 12/26/2010	-	-	*	45,389	$36,862

*There were no share repurchases during this period.

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During fiscal 2010, 2,496 shares of the Company's common stock were acquired from employees to satisfy tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Stock Performance Graph

The following performance graph compares the cumulative total return of the Company's common stock to the NASDAQ Stock Market (U.S.) Index and a group of the Company's peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places).  Relative performance is compared for the five-year period extending through the end of fiscal 2010. The graph assumes that the value of the investments in the Company's common stock and in each index was $100 at the end of fiscal 2005, and, with respect to the index and peer group, that all dividends were reinvested.

180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00

	December 25, 2005	December 31, 2006	December 30, 2007	December 28, 2008	December 27, 2009	December 26, 2010
Papa John's International, Inc. (◆)	100.00	96.76	75.55	58.74	81.52	92.26
NASDAQ Stock Market (U.S. Companies) (■)	100.00	107.67	117.74	68.53	82.70	97.88
NASDAQ Stocks (SIC 5800-5899 U.S. Companies) Eating and Drinking (▲)	100.00	118.19	123.76	103.71	122.55	161.71

- ◆ Papa John's International, Inc.
- ■ NASDAQ Stock Market (U.S. Companies)
- ▲ NASDAQ Stocks (SIC 5800-5899 U.S. Companies) Eating and Drinking

Item 6.  Selected Financial Data

The selected financial data presented for each of the fiscal years in the five-year period ended December 26, 2010, was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

(In thousands, except per share data)	Year Ended (1)
	Dec. 26,	Dec. 27,	Dec. 28,	Dec. 30,	Dec. 31,
	2010	2009	2008	2007	2006

Income Statement Data	52 weeks	52 weeks	52 weeks	52 weeks	53 weeks
Domestic revenues (2):
Company-owned restaurant sales	$503,272	$503,818	$533,255	$504,330	$447,938
Franchise royalties (3)	68,358	61,012	59,704	55,283	56,374
Franchise and development fees	340	519	1,600	4,758	2,597
Commissary sales (2)	454,506	417,689	431,650	401,081	415,392
Other sales	51,951	54,045	61,415	61,820	50,505
International revenues:
Royalties and franchise and development fees (4)	14,808	13,244	12,868	10,314	7,551
Restaurant and commissary sales (5)	33,162	28,223	25,849	20,860	15,658
Total revenues (2)	1,126,397	1,078,550	1,126,341	1,058,446	996,015
Operating income (2), (6)	86,744	95,218	65,486	53,072	99,446
Investment income	875	629	848	1,446	1,682
Interest expense (2)	(5,338)	(5,653)	(7,536)	(7,465)	(3,480)
Income from continuing operations before income taxes	82,281	90,194	58,798	47,053	97,648
Income tax expense	26,856	28,985	19,980	13,293	33,171
Income from continuing operations, including
noncontrolling interests	55,425	61,209	38,818	33,760	64,477
Income attributable to noncontrolling interests (7)	(3,485)	(3,756)	(2,022)	(1,025)	(1,491)
Income from continuing operations, net of
noncontrolling interests	51,940	57,453	36,796	32,735	62,986
Income from discontinued operations, net of tax (8)	-	-	-	-	389
Net income	$51,940	$57,453	$36,796	$32,735	$63,375
Basic earnings per common share:
Income from continuing operations, net of
noncontrolling interests	$1.97	$2.07	$1.31	$1.10	$1.95
Income from discontinued operations, net of tax (8)	-	-	-	-	0.01
Basic earnings per common share	$1.97	$2.07	$1.31	$1.10	$1.96
Earnings per common share - assuming dilution:
Income from continuing operations, net of
noncontrolling interests	$1.96	$2.06	$1.30	$1.09	$1.91
Income from discontinued operations, net of tax (8)	-	-	-	-	0.01
Earnings per common share - assuming dilution	$1.96	$2.06	$1.30	$1.09	$1.92
Basic weighted average shares outstanding	26,328	27,738	28,124	29,666	32,312
Diluted weighted average shares outstanding	26,468	27,909	28,264	30,017	33,046

Balance Sheet Data
Total assets (2)	$415,941	$393,726	$385,464	$400,885	$379,056
Total debt	99,017	99,050	130,654	142,706	97,036
Total stockholders’ equity	207,200	185,037	138,238	134,938	152,395

(1)
We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year.  The 2010, 2009, 2008 and 2007 fiscal years consisted of 52 weeks, and the 2006 fiscal year consisted of 53 weeks. The additional week in 2006 resulted in additional revenues of approximately $20.0 million and additional pre-tax income of approximately $3.5 million, or $0.07 per diluted share for 2006.

(2)
Prior years’ financial data has been adjusted for the retrospective application of consolidation principles associated with variable interest entities (“VIEs”) accounting. See “Note 2” of “Notes to Consolidated Financial Statements” for additional information.

(3)	Domestic Franchise royalties were derived from franchised restaurant sales of $1.58 billion in 2010, $1.55 billion in 2009, $1.50 billion in 2008, $1.46 billion in 2007 and $1.51 billion in 2006.
(4)	International Royalties were derived from franchised restaurant sales of $295.9 million in 2010, $251.8 million in 2009, $221.0 million in 2008, $176.2 million in 2007 and $139.3 million in 2006.
(5)	Restaurant sales for International Company-owned restaurants were $11.0 million in 2010, $10.3 million in 2009, $8.1 million in 2008, $4.0 million in 2007 and $1.7 million in 2006.
(6)
The operating results include the consolidation of BIBP, which increased operating income approximately $21.4 million in 2010 (including a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit), $23.3 million in 2009 and $19.7 million in 2006 and reduced operating income by $8.6 million in 2008 and $31.0 million in 2007. The 2006 operating results include the benefit of the 53rd week, which increased operating income approximately $3.5 million. Operating income includes domestic and international restaurant closure, impairment and disposition losses of $253,000 in 2010, $657,000 in 2009, $8.8 million in 2008 and $1.8 million in 2007, and a gain of $260,000 in 2006. See “Notes 3 and 6” of “Notes to Consolidated Financial Statements” for additional information.

(7)	Represents the noncontrolling interests’ ownership in two joint venture arrangements.
(8)	The Perfect Pizza operations, which were sold in March 2006, are classified as “discontinued operations.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985 with the opening of the first Papa John’s restaurant in Jeffersonville, Indiana. At December 26, 2010, there were 3,646 Papa John’s restaurants in operation, consisting of 612 Company-owned and 3,034 franchised restaurants. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

New unit openings in 2010 were 325 as compared to 216 in 2009 and 267 in 2008 and unit closings in 2010 were 148 as compared to 127 in 2009 and 95 in 2008. We expect net unit growth of approximately 190 to 220 units during 2011.

We have continued to produce strong average sales from our domestic Company-owned restaurants even in a very competitive market environment. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. Average annual Company-owned sales for our most recent comparable restaurant base were $863,000 for 2010, compared to $869,000 for 2009 and $867,000 for 2008. Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable sales for domestic Company-owned restaurants decreased 0.6% in 2010, decreased 0.5% in 2009 and increased 1.7% in 2008. The comparable sales for domestic franchised units increased 0.3% in 2010, 0.1% in 2009 and 0.6% in 2008.

We continually strive to obtain high-quality restaurant sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe that these factors improve our image and brand awareness. The average property and equipment investment cost for the 578 Company-owned restaurants included in our most recent comparable sales base was $281,000. The average cash investment for the five domestic Company-owned restaurants opened during 2010 was approximately $250,000, compared to the $240,000 investment for the five units opened in 2009, exclusive of land and any tenant improvement allowances that we received in both years.

Approximately 45% of our revenues for 2010, compared to 40% of our revenues for 2009 and 41% of our revenues for 2008, were derived from the sale to our domestic and international franchisees of food and paper products, printing and promotional items, risk management services and information systems equipment and software and related services by us. We expect the percentage of revenues in 2011 to be consistent with 2010. We believe that, in addition to supporting both Company and franchised growth, these activities contribute to product quality and consistency and restaurant profitability throughout the Papa John’s system.

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

During 2008, we sold to domestic franchisees a total of 62 Company-owned restaurants located primarily in three markets. As part of the sales of these restaurants, we recorded a $3.6 million intangible asset for the investment in the continuing franchise agreement, representing the discounted value of the royalties we will receive over the next ten years from the purchaser/franchisee. The intangible asset is being amortized over the ten-year franchise agreement as a reduction in royalty income of $360,000 annually. The intangible asset is recorded in other assets in the accompanying consolidated balance sheet at December 26, 2010 with a remaining value of approximately $2.8 million.

At December 26, 2010, we had a net investment of approximately $20.4 million associated with PJUK. During 2008, we recorded a goodwill impairment charge of $2.3 million associated with our PJUK operations (none in 2010 or 2009). We updated our evaluation of the fair value of our PJUK subsidiary in 2010. Our analysis indicated the fair value exceeded the carrying value by approximately 10%. The goodwill allocated to this entity approximated $14.7 million at December 26, 2010. We have plans for PJUK to continue to improve its operating results, including efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. We are currently on target to achieve these plans.

We updated our evaluation of the fair value of our investment in our domestic Company-owned restaurants during 2010. We test for goodwill impairment at the region level, which is one step below the reporting segment level. The fair value of each reporting unit was substantially in excess of its carrying value as of the annual test date.

Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees are self-insured up to certain individual and aggregate reinsurance levels. Losses are accrued based upon undiscounted estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company.

Deferred Income Tax Accounts and Tax Reserves

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

As of December 26, 2010, we had a net deferred income tax asset balance of $9.3 million. We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.  We recognized reductions of $550,000, $1.2 million and $1.7 million in our customary income tax expense associated with the finalization of certain income tax issues in 2010, 2009 and 2008, respectively (see “Note 13” of “Notes to Consolidated Financial Statements”).

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducts a cheese-purchasing program on behalf of domestic Company-owned and franchised restaurants. We consolidate the financial results of BIBP, since we are deemed the primary beneficiary, as defined, of BIBP. We recognized pre-tax income of approximately $21.0 million during 2010 (including a reduction in BIBP’s cost of sales of $14.2 million as discussed below), $22.5 million during 2009 and a pre-tax loss of $10.5 million during 2008 from the consolidation of BIBP.

BIBP had an accumulated deficit (representing prior purchases of cheese by PJ Food Service, Inc. (“PJFS”) from BIBP at below market prices) of $14.2 million at December 26, 2010. PJFS agreed to pay to BIBP the amount equal to the accumulated deficit at December 26, 2010. Accordingly, BIBP recorded a decrease of $14.2 million in cost of sales and PJFS recorded a corresponding increase in cost of sales. This transaction did not have any impact on the Company’s 2010 consolidated income statement results since both PJFS and BIBP are fully consolidated.

As of February 15, 2011, substantially all of our domestic franchisees have entered into a cheese purchasing agreement with the Company. The cheese purchasing agreement requires participating domestic franchisees to commit to purchase cheese through PJFS, or to pay the franchisee's portion of any accumulated cheese liability upon ceasing to purchase cheese from PJFS when a liability exists. Accordingly, beginning in 2011, the consolidation of BIBP, or a similarly structured program, will no longer have a significant impact on our consolidated statements of income.

Fair Value Measurements and Disclosures

The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The new guideline required a phase-in approach:  (1) phase one was effective for financial assets and liabilities in our first quarter of 2008 and (2) phase two was effective for non-financial assets and liabilities in our first quarter of fiscal 2009. The new provisions did not have a significant impact on our 2008 or 2009 financial statements.

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 26, 2010 and December 27, 2009 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

December 26, 2010
Financial assets:
Investments	$1,604	$1,604	$-	$-
Non-qualified deferred compensation plan	12,455	12,455	-	-

Financial liabilities:
Interest rate swaps	313	-	313	-

December 27, 2009
Financial assets:
Investments	$1,382	$1,382	$-	$-
Non-qualified deferred compensation plan	11,754	11,754	-	-

Financial liabilities:
Interest rate swaps	4,044	-	4,044	-

Consolidation

Variable Interest Entities

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

Based on the amended consolidation principles, beginning in fiscal 2010, we were no longer required to consolidate certain franchise entities to which we have extended loans. Accordingly, we did not consolidate the financial results of certain franchise entities in the accompanying financial statements for the year ended December 26, 2010 and have retrospectively applied the provisions to prior period financial statements. The retrospective application resulted in the exclusion of $3.4 million of assets in our accompanying consolidated balance sheet at December 27, 2009 (there was no impact on our consolidated statements of stockholders’ equity from this new accounting pronouncement). Additionally, our consolidated income statement has been adjusted to exclude $37.7 million and $8.3 million of revenues for the years ended December 27, 2009 and December 28, 2008, associated with these entities. The operating results of these previously consolidated entities had no impact on Papa John’s operating results or earnings per share for the years ended December 27, 2009 and December 28, 2008.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-K. There were no subsequent events that required recognition or disclosure.

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended (1)
	Dec. 26,	Dec. 27,	Dec. 28,
	2010	2009	2008

Income Statement Data:	52 weeks	52 weeks	52 weeks
Domestic revenues:
Company-owned restaurant sales	44.7%	46.7%	47.3%
Franchise royalties	6.1	5.7	5.3
Franchise and development fees	0.0	0.1	0.1
Commissary sales	40.4	38.7	38.3
Other sales	4.6	5.0	5.5
International revenues:
Royalties and franchise and development fees	1.3	1.2	1.2
Restaurant and commissary sales	2.9	2.6	2.3
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic Company-owned restaurant cost of sales (2)	22.1	20.0	22.6
Domestic Company-owned restaurant operating expenses (2)	57.7	58.2	58.9
Domestic commissary and other expenses (3)	91.4	90.2	90.4
Loss (income) from the franchise cheese purchasing
program, net of minority interest (4)	(0.5)	(1.7)	0.6
International operating expenses (5)	88.7	86.3	88.3
General and administrative expenses	9.8	10.3	8.8
Other general expenses	0.8	1.3	1.7
Depreciation and amortization	2.9	2.9	2.9
Total costs and expenses	92.3	91.2	94.2
Operating income	7.7	8.8	5.8
Net interest expense	(0.4)	(0.4)	(0.6)
Income before income taxes	7.3	8.4	5.2
Income tax expense	2.4	2.7	1.8
Net income, including noncontrolling interests	4.9	5.7	3.4
Less: income attributable to noncontrolling interests	(0.3)	(0.4)	(0.1)
Net income, net of noncontrolling interests	4.6%	5.3%	3.3%

	Year Ended (1)
	Dec. 26,	Dec. 27,	Dec. 28,
	2010	2009	2008

Restaurant Data:	52 weeks	52 weeks	52 weeks
Percentage increase (decrease) in comparable domestic
Company-owned restaurant sales (6)	-0.6%	-0.5%	1.7%
Number of Company-owned restaurants included in the
most recent full year's comparable restaurant base	578	559	566
Average sales for Company-owned restaurants included
in the most recent comparable restaurant base	$863,000	$869,000	$867,000

Papa John's Restaurant Progression:
U.S. Company-owned:
Beginning of period	588	592	648
Opened	5	5	14
Closed	(2)	(8)	(9)
Acquired from franchisees	-	11	1
Sold to franchisees	-	(12)	(62)
End of period	591	588	592
International Company-owned:
Beginning of period	26	23	14
Opened	8	4	10
Closed	(2)	(1)	(2)
Acquired from franchisees	1	-	1
Sold to franchisees	(12)	-	-
End of period	21	26	23
U.S. franchised:
Beginning of period	2,193	2,200	2,112
Opened	169	79	98
Closed	(82)	(87)	(71)
Acquired from Company	-	12	62
Sold to Company	-	(11)	(1)
End of period (7)	2,280	2,193	2,200
International franchised:
Beginning of period	662	565	434
Opened	143	128	145
Closed	(62)	(31)	(13)
Acquired from Company	12	-	-
Sold to Company	(1)	-	(1)
End of period (7)	754	662	565
Total Papa John's restaurants - end of period	3,646	3,469	3,380

(1)	We operate on a fiscal year ending on the last Sunday of December of each year.
(2)	As a percentage of domestic Company-owned restaurant sales.
(3)	As a percentage of domestic commissary sales and other sales on a combined basis.
(4)	As a percentage of total Company revenues; the loss (income) is a result of the consolidation of BIBP, a VIE. The sales reported by BIBP are eliminated in consolidation.
(5)	As a percentage of international restaurant and commissary sales.
(6)	Includes only Company-owned restaurants open throughout the periods being compared.
(7)
Beginning in 2011, we realigned our Hawaii, Alaska and Canadian operations from International to Domestic franchising (North America Franchising). This realignment will result in an increase of units for domestic franchised restaurants and a corresponding decrease in International franchised restaurants (66 units will be reclassified as of December 27, 2010).

2010 Compared to 2009

Variable Interest Entities

Our operating results include BIBP’s operating results. The consolidation of BIBP had a significant impact on our operating results in both 2010 and 2009 (pre-tax income of $21.0 million in 2010, including a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit, compared to pre-tax income of $22.5 million in 2009).

Consolidation accounting requires the net impact from the consolidation of BIBP to be reflected primarily in three separate components of our statement of income. The first component is the portion of BIBP operating income or loss attributable to the amount of cheese purchased by Company-owned restaurants during the period. This portion of BIBP operating income (loss) is reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses - cost of sales” line item. This approach effectively reports cost of sales for Company-owned restaurants as if the purchasing agreement with BIBP did not exist and such restaurants were purchasing cheese at the spot market prices (i.e., the impact of BIBP is eliminated in consolidation).

The second component of the net impact from the consolidation of BIBP is reflected in the caption “Loss (income) from the franchise cheese-purchasing program, net of noncontrolling interest.” This line item represents BIBP’s income or loss from purchasing cheese at the spot market price and selling to franchised restaurants at a fixed quarterly price, net of any income or loss attributable to the noncontrolling interest BIBP shareholders. The amount of income or loss attributable to the BIBP shareholders depends on its cumulative shareholders’ equity balance and the change in such balance during the reporting period. The third component is reflected as investment income or interest expense, depending upon whether BIBP is in a net investment or net borrowing position during the reporting period.

The following table summarizes the impact of BIBP prior to the required consolidating eliminations on our consolidated statements of income for the years ended December 26, 2010 and December 27, 2009 (in thousands):

	Year Ended
	December 26, 2010	December 27, 2009

BIBP sales	$153,014	$142,407

Cost of sales	131,549	118,825
General and administrative expenses	91	233
Total costs and expenses	131,640	119,058
Operating income	21,374	23,349
Interest expense	(420)	(806)
Income before income taxes (a)	$20,954	$22,543

(a)
Income before income taxes for the year ended December 26, 2010, was $6.8 million, excluding the reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit.

Non-GAAP Measures

The financial measures we present in this report excluding the impact of the consolidation of BIBP are not measures defined within accounting principles generally accepted in the United States (“GAAP”). These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. We believe the financial information excluding the impact of the consolidation of BIBP is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. We analyze our business performance and trends excluding the impact of the consolidation of BIBP because the results of BIBP are not indicative of the principal operating activities of the Company. In addition, annual cash bonuses, and certain long-term incentive programs for various levels of management, are based on financial measures that exclude BIBP. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Summary of Operating Results

The Company follows a fiscal year ending on the last Sunday of December, generally consisting of 52 weeks made up of four 13-week quarters. The 13-week quarters consist of two four-week periods followed by one five-week period.

Discussion of Revenues

Total revenues, which increased 4.4% to $1.13 billion in 2010 compared to $1.08 billion in 2009, primarily consisted of the following:

●
Franchise royalties revenue increased $7.3 million primarily due to an increase in the royalty rate (the standard royalty rate for the majority of domestic franchise restaurants increased from 4.25% at the beginning of 2009 to 4.50% in September 2009 and increased to 4.75% in the first quarter of 2010).

●	Domestic commissary sales increased $36.8 million primarily due to an increase in sales volumes.
●	International revenues increased $6.5 million primarily due to an increase in the number of our franchised international restaurants.

The increases noted above were partially offset by a $2.1 million decline in domestic other sales primarily due to a decline in sales at our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, Inc. (“Preferred”). Additionally, domestic Company-owned restaurant sales decreased approximately $550,000 primarily due to a decrease of 0.6% in comparable sales for domestic Company-owned restaurants for the year. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

Discussion of Operating Results

Franchise Support Initiatives

The Company provided domestic franchise system support initiatives in response to the difficult economic environment in both 2009 and 2010. The initiatives included:

●	Providing cheese cost relief by modifying the cheese pricing formula used by BIBP beginning in 2009;

●
Providing food cost relief by lowering the commissary margin on certain commodities sold by PJFS to the franchise system and by providing incentive rebate opportunities in 2010 to the franchise system;

●	Providing additional system-wide national marketing contributions that amounted to $6.0 million in 2010 and $7.7 million in 2009;
●	Providing additional system-wide local print marketing contributions and certain system-wide incentives totaling $500,000 in 2010 and $1.9 million in 2009;
●	Providing targeted royalty relief and local marketing support to assist certain identified franchisees or markets, which amounted to $5.1 million in 2010 and $4.7 million in 2009;
●	Providing restaurant opening incentives of $1.0 million in 2010 and $400,000 in 2009; and
●	Providing financing on a selected basis to assist new or existing franchisees with the acquisition of troubled franchise restaurants.

For 2011, we plan to continue certain domestic franchise support initiatives such as offering incentive programs to franchisees to increase comparable sales, comparable transactions and online sales, make certain re-image improvements to their restaurants and provide targeted royalty relief and local marketing support to assist certain identified franchisees or markets, although our expectation is that the amount of such support initiatives will be reduced from 2010 levels.

We believe the support program will mitigate potential unit closures and strengthen our brand during this challenging economic environment. In addition to reducing unit closures, other important objectives of the support program include growing market share in a consolidating category and stabilizing transaction levels.

Our income before income taxes, net of noncontrolling interests, totaled $78.8 million in 2010, as compared to $86.4 million in 2009 as summarized in the following table on an operating segment basis (in thousands):

			Increase
	2010	2009	(Decrease)

Domestic Company-owned restaurants	$31,619	$34,894	$(3,275)
Domestic commissaries*	14,188	29,393	(15,205)
Domestic franchising	60,908	53,690	7,218
International	(3,450)	(3,050)	(400)
All others	1,847	2,697	(850)
Unallocated corporate expenses	(43,266)	(49,755)	6,489
Elimination of intersegment profits	(519)	(218)	(301)
Income before income taxes, excluding variable interest entity *	61,327	67,651	(6,324)
BIBP, a variable interest entity *	20,954	22,543	(1,589)
Total income before income taxes	82,281	90,194	(7,913)
Income attributable to noncontrolling interests	(3,485)	(3,756)	271
Total income before income taxes, net of noncontrolling interests	$78,796	$86,438	$(7,642)

*The full-year 2010 results for domestic commissaries were reduced by $14.2 million and the full-year 2010 results for BIBP were increased by $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit at December 26, 2010. There was no impact on the consolidated results of operations since PJFS and BIBP are fully consolidated into the Company’s results.

Excluding the impact of the consolidation of BIBP (pre-tax income of $6.8 million, excluding the reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit, or $0.16 per diluted share in 2010, and pre-tax income of $22.5 million or $0.52 per diluted share in 2009), 2010 income before income taxes, net of noncontrolling interests, was $72.0 million (6.4% of total revenues), compared to $63.9 million (5.9% of total revenues) in 2009. The $8.1 million increase in income before income taxes, net of noncontrolling interests (excluding the consolidation of BIBP), was principally due to the following:

●
Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income decreased $3.3 million from the prior comparable period. The decrease was primarily due to a decline in operating margin from lower average ticket prices due to increased levels of discounting, partially offset by increased customer traffic and reductions in labor costs as a result of labor efficiencies from implemented initiatives. The 2009 period included restaurant closure costs of approximately $700,000. There were no significant closure costs in 2010.

Restaurant operating margin as externally reported was 20.2% in 2010 compared to 21.8% in 2009. Excluding the impact of the consolidation of BIBP, restaurant operating margin was 19.9% in 2010 compared to 20.7% in 2009. The decline in operating margin was due to increased levels of discounting.

●	Domestic Commissary Segment. Domestic commissaries’ operating income decreased $15.2 million in 2010 over the prior year, comprised of the following (in thousands):

	Year Ended December 26, 2010	Year Ended December 27, 2009	Decrease

Operating income before the increase in cost of sales -
BIBP agreement	$28,338	$29,393	$(1,055)
Increase in costs of sales - BIBP agreement	(14,150)	-	(14,150)
Total segment operating income	$14,188	$29,393	$(15,205)

Domestic commissaries’ operating income, excluding the increase in cost of sales of $14.2 million associated with the agreement to pay BIBP for past cheese purchases in an amount equal to its accumulated deficit, was $28.3 million in 2010, as compared to $29.4 million in 2009. The decrease of $1.1 million in operating income was primarily due to increased fuel costs, partially offset by an increase in sales volumes, although at a lower gross margin percentage. The full-year 2010 gross margin percentage included the impact of commodities cost increases we absorbed for certain vegetable products resulting from harsh Florida winter weather and various rebate programs available to restaurants for achieving certain sales improvement targets. Full-year 2009 included approximately $800,000 of management transition costs and $400,000 of costs associated with the closure of one of our commissaries.

●
Domestic Franchising Segment. Domestic franchising operating income increased approximately $7.2 million to $60.9 million in 2010, from $53.7 million in 2009. The increase was primarily due to an increase in franchise royalties (the standard royalty rate increased from 4.25% to 4.50% in September 2009, and increased to 4.75% in the first quarter of 2010). The impact of the royalty rate increase was partially offset by the impact of development incentive programs offered by the Company in 2009 and 2010. Franchise and development fees were approximately $200,000 lower in 2010 than in the corresponding period, despite an increase of 90 domestic unit openings during 2010. Additionally, we incurred incentive costs of $1.0 million in 2010, compared to $440,000 in 2009.

●
International Segment. The international segment reported operating losses of approximately $3.5 million in 2010 and $3.1 million in 2009. The increase in operating losses was due to increased personnel and franchise support costs as well as from costs associated with the opening of our new commissary in the United Kingdom, partially offset by increased revenues due to growth in the number of international units.

●
All Others Segment. Operating income for the “All others” reporting segment decreased approximately $850,000 in 2010 as compared to 2009. The decrease was primarily due to increased costs in our online ordering business due to increased infrastructure and support attributable to the new online ordering system introduced in October 2010. This decline was partially offset by an improvement in operating results at Preferred, primarily due to cost reductions implemented in 2009 and 2010.

●
Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $6.5 million in 2010 as compared to 2009. The components of unallocated corporate expenses were as follows (in thousands):

	Year Ended	Year Ended
	December 26, 2010	December 27, 2009	Increase (Decrease)

General and administrative (a)	$25,823	$26,893	$(1,070)
Net interest	4,120	4,251	(131)
Depreciation	8,873	8,684	189
Franchise support initiatives (b)	6,489	9,556	(3,067)
Provision (credit) for uncollectible
accounts and notes receivable (c)	(340)	1,172	(1,512)
Other income (d)	(1,699)	(801)	(898)
Total unallocated corporate expenses	$43,266	$49,755	$(6,489)

(a)
Unallocated general and administrative (G&A) costs decreased in 2010 due to lower costs of salaries and benefits, resulting from fewer employees and the fact that the prior year included $800,000 in litigation settlement costs. Severance costs, net of forfeitures of unvested stock awards, were approximately $900,000 in 2010, as compared to $1.3 million in 2009. These reductions were partially offset by an increase in short-term incentive compensation expense.

The following table summarizes our recorded expense associated with our management incentive programs, which are included in unallocated G&A costs (in thousands):

	Year Ended December 26, 2010	Year Ended December 27, 2009	Increase

Equity compensation (1)	$6,066	$5,817	$249
Management incentive bonus plan (2)	10,319	7,328	2,991
Total expense	$16,385	$13,145	$3,240

(1)
Stock options and time-based restricted stock are awarded to management and members of our board of directors annually. Substantially all stock option awards granted prior to 2009 follow either a two-year cliff vesting period or a three-year graded vesting period and restricted stock granted prior to 2009 follows a three-year cliff vesting period. Stock options and restricted stock awards granted in 2009 and 2010 follow either three-year graded, three-year cliff or two-year cliff vesting periods. At December 26, 2010, there was $5.8 million of unrecognized compensation cost related to non-vested awards to be recognized in 2011, 2012 and 2013.

(2)	The management incentive bonus plan is based on the Company’s annual operating performance, domestic unit openings and certain sales measures as compared to pre-established targets.

(b)	Franchise support initiatives primarily consist of discretionary contributions to the national marketing fund and other local advertising cooperatives.

(c)	The reduction in the provision for uncollectible accounts and notes receivable was primarily due to the collection of certain accounts that were previously reserved.

(d)	The increase in other income was primarily due to sales of point-of-sale systems associated with additional domestic openings.

●
Variable Interest Entities.  BIBP generated pre-tax income of $21.0 million in 2010, including a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit. The remainder was primarily composed of income associated with cheese sold to domestic Company-owned restaurants and franchise restaurants of $1.7 million and $5.6 million, respectively. For 2009, BIBP reported pre-tax income of $22.5 million, which was primarily composed of income associated with cheese sold to domestic Company-owned restaurants and franchise restaurants of $5.5 million and $18.1 million, respectively. BIBP also incurred interest expense on outstanding debt in both 2010 and 2009. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding BIBP and the movement in cheese prices.

Diluted earnings per share were $1.96 in 2010 (including a $0.16 per share gain from the consolidation of BIBP, excluding the reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit), compared to $2.06 per diluted share in 2009 (including a $0.52 gain from the consolidation of BIBP and a $0.04 gain from the finalization of certain income tax issues). Since the inception of the share repurchase program in 1999 through the end of 2010, an aggregate of $788.1 million of shares have been repurchased (representing 45.4 million shares, at an average price of $17.36 per share). Share repurchase activity during 2010 increased earnings per diluted share by approximately $0.04 ($0.03 excluding the impact of the consolidation of BIBP).

Review of Operating Results

Revenues. Domestic Company-owned restaurant sales were $503.3 million for 2010 compared to $503.8 million for 2009. The 0.1% decrease was primarily due to a 0.6% decrease in comparable sales.

Domestic franchise sales increased 1.6% to $1.58 billion, from $1.55 billion in 2009, as domestic franchise comparable sales increased 0.3% and equivalent units increased 1.5%. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Domestic franchise royalties were $68.4 million, representing an increase of 12.0% from the comparable period. The increase in royalties was primarily due to the previously mentioned increase in the standard royalty rate.

The average weekly sales for comparable units include restaurants that were open throughout the periods presented. The comparable sales base for Company-owned and franchised restaurants, respectively, includes restaurants acquired by the Company or divested to franchisees, as the case may be, during the previous twelve months. Average weekly sales for other units include restaurants that were not open throughout the periods presented below and include non-traditional sites. Non-traditional units include event-driven and continuous operations locations, which generally do not provide delivery (e.g., university student centers, stadiums, entertainment venues, military bases, airports, etc.). Average weekly sales for non-traditional units not subject to continuous operation are calculated based upon actual days open.

The comparable sales base and average weekly sales for 2010 and 2009 for domestic Company-owned and domestic franchised restaurants consisted of the following:

	Year Ended		Year Ended
	December 26, 2010		December 27, 2009
	Company- owned	Franchised	Company- owned	Franchised

Total domestic units (end of period)	591	2,280	588	2,193
Equivalent units	586	2,172	585	2,140
Comparable sales base units	577	2,030	569	2,026
Comparable sales base percentage	98.5%	93.5%	97.3%	94.7%
Average weekly sales - comparable units	$16,599	$14,088	$16,628	$13,948
Average weekly sales - traditional non-comparable units	$12,512	$11,044	$15,823	$11,477
Average weekly sales - non-traditional non-comparable units	$10,143	$15,641	$7,577	$20,840
Average weekly sales - total non-comparable units	$11,562	$12,367	$13,902	$14,234
Average weekly sales - all units	$16,521	$13,975	$16,551	$13,963

Domestic franchise and development fees were $340,000 in 2010, or a decrease of $179,000 from 2009, consisting of the following (in thousands, except unit data):

	2010	2009	Increase (Decrease)

Total units opened	169	79	90
Units opening with no fees	165	63	102

Unit opening fees	$60	$273	$(213)
Franchise renewal fees	3	15	(12)
Cancellation, transfer and extension fees	277	231	46
Total franchise and development fees	$340	$519	$(179)

Domestic commissary sales increased 8.8% to $454.5 million in 2010 from $417.7 million in the prior comparable period. The increase was primarily due to an increase in sales volumes. Our commissaries charge a fixed dollar mark-up on the cost of cheese. Cheese cost is based upon the BIBP block price, which increased from $1.55 per pound in 2009 to $1.59 per pound in 2010, or a 2.6% increase.

Other sales decreased $2.1 million to $52.0 million. The decrease was primarily due to a decline in sales at Preferred.

Our PJUK operations, which is denominated in British pounds sterling and converted to U.S. dollars, represented approximately 51% and 50% of international revenues in 2010 and 2009, respectively. International revenues increased 15.7% to $48.0 million in 2010, from $41.5 million in 2009, reflecting the increase in the number of franchised restaurants over the past year.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 20.2% in 2010 compared to 21.8% in 2009. Excluding the impact of consolidating BIBP, restaurant operating margin decreased 0.8% to 19.9% for the year ended December 26, 2010 as compared to the corresponding period in 2009, consisting of the following differences:

●	Cost of sales were 1.3% higher (excluding the consolidation of BIBP) in 2010 as compared to 2009 due to increased discounting of prices to customers.
●
Salaries and benefits were 1.6% lower as a percentage of sales in 2010 compared to 2009, primarily due to labor efficiencies from implemented initiatives, and a change in pay practices for certain team members.

●	Advertising and related costs as a percentage of sales were 0.3% higher in 2010 due to an increase in local marketing initiatives.
●
Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.8% higher in 2010 primarily due to increased reimbursement rates for certain team members, in connection with previously noted labor initiatives.

Domestic commissary and other margin was 8.6% in 2010, compared to 9.8% in 2009. Cost of sales was 75.5% of revenues in 2010, compared to 73.8% in 2009. Cost of sales increased primarily due to our commissaries’ absorbing an increase in prices of certain commodities, including increases in vegetable products due to the impact from harsh Florida winter weather during 2010. Salaries and benefits were relatively consistent for both periods at $34.1 million and $33.9 million for 2010 and 2009, respectively. Other operating expenses increased approximately $3.3 million in 2010 as compared to 2009, primarily due to higher distribution costs, reflecting increased volumes and an increase in fuel costs.

We recorded pre-tax income from the franchise cheese-purchasing program, net of noncontrolling interest, of $5.6 million and $18.1 million in 2010 and 2009, respectively. These results only represent the portion of BIBP’s operating income or loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was pre-tax income of $21.0 million in 2010 (including a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit) and $22.5 million in 2009 (see the previous table which summarizes BIBP’s operating results for 2010 and 2009).

International operating expenses in 2010 were 88.7% of international restaurant and commissary sales as compared to 86.3% in 2009. The increase in operating expenses as a percentage of sales is primarily due to the start-up costs associated with our PJUK commissary.

General and administrative expenses were $110.0 million, or 9.8% of revenues for 2010, as compared to $111.4 million, or 10.3% of revenues for 2009. The decrease is primarily due to the items noted as comprising the decreases in unallocated general and administrative expenses for the Unallocated Corporate Segment in the Summary of Operating Results section, as well as 2009 including certain management transition costs recorded by our domestic commissaries segment.

Other general expenses reflected net expense of $9.0 million in 2010, as compared to $14.3 million in 2009 as detailed below (in thousands):

			Increase
	2010	2009	(Decrease)

Restaurant impairment and disposition losses	$253	$657	$(404)
Disposition and valuation-related costs	641	1,172	(531)
Provision (credit) for uncollectible accounts and notes receivable (a)	(27)	1,378	(1,405)
Pre-opening restaurant costs	149	75	74
Franchise support initiatives (b)	6,489	9,556	(3,067)
Franchise incentives (c)	1,044	440	604
Commissary closing costs	-	369	(369)
Other	481	699	(218)
Total other general expenses	$9,030	$14,346	$(5,316)

(a)	The reduction in provision (credit) for uncollectible accounts and notes receivable was primarily due to the collection of certain accounts that were previously reserved.
(b)	Franchise support initiatives primarily consist of discretionary contributions to the national marketing fund and other local advertising cooperatives.
(c)	Franchise incentives include incentives to franchisees for opening new restaurants.

Depreciation and amortization was $32.4 million, or 2.9% of revenues, for 2010 as compared to $31.4 million, or 2.9% of revenues, for 2009.

Net interest. Net interest expense was $4.5 million in 2010, compared to $5.0 million in 2009. The interest expense for 2009 includes approximately $169,000 related to BIBP’s debt with a third-party bank (none in 2010). The decrease in net interest costs for 2010 is primarily due to interest earned on increased cash investments and a decrease in the average outstanding debt balance.

Income Tax Expense.  We recognized reductions of $550,000 and $1.2 million in our customary income tax expense associated with the finalization of certain income tax issues in 2010 and 2009, respectively. Our effective income tax rates were 32.6% in 2010 compared to 32.1% in 2009 (32.3% in 2010 and 31.1% in 2009, excluding BIBP).

2009 Compared to 2008

Variable Interest Entities

The consolidation of BIBP had a significant impact on our operating results in both 2009 and 2008 (pre-tax income of $22.5 million in 2009 and pre-tax loss of $10.5 million in 2008). The following table summarizes the impact of BIBP prior to required consolidating eliminations on our consolidated statements of income for the years ended December 27, 2009 and December 28, 2008 (in thousands):

	Year Ended
	December 27, 2009	December 28, 2008

BIBP sales	$142,407	$165,449

Cost of sales	118,825	173,851
General and administrative expenses	233	187
Total costs and expenses	119,058	174,038
Operating income (loss)	23,349	(8,589)
Interest expense	(806)	(1,951)
Income (loss) before income taxes	$22,543	$(10,540)

Discussion of Revenues

Total revenues, which decreased 4.2% to $1.08 billion in 2009 compared to $1.13 billion in 2008, primarily consisted of the following:

●
Domestic Company-owned restaurant revenues decreased $29.4 million, or 5.5%, reflecting a decrease in equivalent units due to the divestiture of 62 restaurants to franchisees during the fourth quarter of 2008. Comparable sales for 2009 decreased 0.5%.

●
Domestic commissary sales decreased $14.0 million, or 3.2%, due to decreases in the prices of certain commodities, primarily cheese and wheat. The commissary charges a fixed-dollar markup on its cost of cheese, and cheese cost is based upon the BIBP block price, which decreased from an average of $1.81 per pound in 2008 to an average of $1.55 per pound in 2009 or a 14.4% decrease. The cost of wheat, as measured on domestic commodity markets, decreased approximately 37% in 2009 as compared to 2008.

●	Other sales decreased $7.4 million primarily due to a decline in sales at Preferred, reflecting the deterioration of the U.S. economy.
●	International revenues increased $2.8 million, reflecting increases in both the number and average unit volumes of our Company-owned and franchised restaurants over the comparable period.

Discussion of Operating Results

Our income before income taxes, net of noncontrolling interests, totaled $86.4 million in 2009, as compared to $56.8 million in 2008 as summarized in the following table on an operating segment basis (in thousands):

			Increase
	2009	2008	(Decrease)

Domestic Company-owned restaurants	$34,894	$19,997	$14,897
Domestic commissaries	29,393	30,235	(842)
Domestic franchising	53,690	53,610	80
International	(3,050)	(7,193)	4,143
All others	2,697	9,175	(6,478)
Unallocated corporate expenses	(49,755)	(36,154)	(13,601)
Elimination of intersegment profits	(218)	(332)	114
Income before income taxes, excluding variable interest entity	67,651	69,338	(1,687)
BIBP, a variable interest entity	22,543	(10,540)	33,083
Total income before income taxes	90,194	58,798	31,396
Income attributable to noncontrolling interests	(3,756)	(2,022)	(1,734)
Total income before income taxes, net of noncontrolling interests	$86,438	$56,776	$29,662

Excluding the impact of the consolidation of BIBP (pre-tax income of $22.5 million or $0.52 per diluted share in 2009 and pre-tax loss of $10.5 million or $0.24 per diluted share in 2008), 2009 income before income taxes, net of noncontrolling interests, was $63.9 million (5.8% of total revenues), compared to $67.3 million (5.9% of total revenues) in 2008. The $3.4 million decrease in income before income taxes, net of noncontrolling interests (excluding the consolidation of BIBP), was principally due to the following:

●	Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income increased $14.9 million over the prior year, comprised of the following (in thousands):

	Year Ended	Year Ended
	December 27,	December 28,
	2009	2008	Increase

Operating income, excluding
impairment and disposition losses	$35,551	$26,515	$9,036
Impairment and disposition losses	(657)	(6,518)	5,861
Total segment operating income	$34,894	$19,997	$14,897

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

●
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

●
Domestic Franchising Segment. Domestic franchising operating income increased approximately $100,000 to $53.7 million for the year ended December 27, 2009, from $53.6 million in the prior comparable period. The increase was primarily due to an increase in franchise royalties resulting from a 0.25% increase in the royalty rate effective in the last four months of 2009.

The increase associated with royalties was substantially offset by lower franchise and development fees due to fewer unit openings in 2009 and $500,000 in franchise renewal fees collected in 2008 in connection with the domestic franchise renewal program that were not replicated in 2009. The impact of the increased royalty rate for 2009 was also offset partially by additional development incentive programs offered by the Company in 2009. During 2009, incentive payments of $440,000 were made to certain franchisees under our 25th Anniversary development incentive program for opening new units in advance of previously scheduled dates.

●	International Segment. The international segment reported an operating loss of $3.1 million in 2009 as compared to a loss of $7.2 million in 2008, comprised of the following (in thousands):

	Year Ended	Year Ended
	December 27,	December 28,	Increase
	2009	2008	(Decrease)

Operating income, excluding goodwill
impairment and other charges	$(2,586)	$(4,893)	$2,307
Goodwill impairment (a)	-	(2,300)	2,300
Other (b)	(464)	-	(464)
Total segment operating loss	$(3,050)	$(7,193)	$4,143

(a) The goodwill impairment charge was associated with our United Kingdom operations.
(b) Included pre-opening costs in 2009 associated with our commissary in the United Kingdom that was under construction and costs associated with the closure of a Company-owned restaurant in China.

The improvement in operating losses, excluding goodwill impairment and other charges, reflects increased revenues due to growth in number of units and unit volumes.

●
All Others Segment. Operating income for the “All others” reporting segment decreased approximately $6.5 million for the year ended December 27, 2009, as compared to the corresponding 2008 period. The decrease was primarily due to a $3.9 million decline in profitability in our online ordering system business, a $1.3 million decline at Preferred, and due to the 2008 period including more favorable adjustments in claims loss reserves associated with our inactive captive insurance program. The decline in profitability in our online ordering system business reflected a reduction in the online fee percentage as we began to operate the online business at a break-even level beginning in 2009. The decline in profitability in our print and promotions business was due to lower sales in 2009, as compared to 2008, reflecting the challenging U.S. economic environment.

●	Unallocated Corporate Segment. Unallocated corporate expenses increased $13.6 million as compared to 2008. The components of the unallocated corporate segment were as follows (in thousands):

	Year Ended December 27, 2009	Year Ended December 28, 2008	Increase (Decrease)

General and administrative (a)	$26,893	$16,372	$10,521
Net interest	4,251	4,961	(710)
Depreciation	8,684	7,770	914
Franchise support initiatives (b)	9,556	3,900	5,656
Provisions for uncollectible accounts
and notes receivable (c)	1,172	4,082	(2,910)
Other income	(801)	(931)	130
Total unallocated corporate expenses	$49,755	$36,154	$13,601

(a)	The increase in unallocated general and administrative costs for the year ended December 27, 2009, was primarily due to the following factors (in thousands):

	Year Ended December 27, 2009	Year Ended December 28, 2008	Increase

Severance and other management
transition costs (1)	$1,607	$125	$1,482
Short- and long-term incentive
compensation (2)	13,145	6,174	6,971
Litigation settlement	1,065	-	1,065
Sponsorship fees (3)	3,907	3,334	573
Other, net	7,169	6,739	430
Total unallocated general and
administrative expenses	$26,893	$16,372	$10,521

(1)
In addition to routine management transition costs, the Company implemented a reduction-in-force during the third quarter of 2009 in which 35 positions were eliminated, mostly in corporate support areas. Severance and related costs associated with the reduction-in-force were approximately $900,000.

(2)	The following table summarizes our recorded expense associated with our management incentive programs, which are included in unallocated general and administrative costs (in thousands):

	Year Ended December 27, 2009	Year Ended December 28, 2008	Increase (Decrease)

Equity compensation (i)	$5,817	$2,564	$3,253
Performance unit plan	-	118	(118)
Management incentive bonus
plan (ii)	7,328	3,492	3,836
Total expense	$13,145	$6,174	$6,971

(i)
Stock options were awarded to management and members of our board of directors in 2007, 2008 and 2009. The 2007 and 2008 awards follow either a two-year cliff-vesting period or a three-year graded vesting period. Substantially all of the 2009 awards follow a three-year graded vesting period. Additionally, we granted performance and/or time-based restricted stock in 2007, 2008 and 2009. The 2007 and 2008 awards are subject to a three-year cliff-vesting period while the 2009 awards are subject to a three-year graded vesting period. At December 27, 2009, there was $5.7 million of unrecognized compensation cost related to non-vested options and restricted stock that will be recognized during 2010, 2011 and 2012.

(ii)	The annual management incentive bonus plan is based on the Company’s annual operating income performance and certain sales measures as compared to pre-established targets.

(3)	The sponsorship fees are primarily associated with certain non-traditional venues.

(b)	Franchise support initiatives primarily consist of discretionary contributions to the national marketing fund and other local advertising cooperatives.

(c)
The 2008 provisions for uncollectible accounts and notes receivable included a provision associated with our loan issued in connection with the 2006 sale of the Perfect Pizza operation and increased provisions for various loans to domestic franchisees.

●
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

Domestic commissary sales decreased $14.0 million, or 3.2%, to $417.7 million for 2009, from $431.7 million in 2008, due to decreases in the prices of certain commodities, primarily cheese and wheat. Our commissaries charge a fixed-dollar markup on the cost of cheese, and cheese cost is based upon an adjusted 40 lb. cheddar block price, which decreased from an average of $1.81 per pound in 2008 to an average of $1.55 per pound in 2009, a 14.4% decrease. The cost of wheat, as measured on domestic commodity markets, decreased approximately 37% in 2009 as compared to 2008.

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

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 21.8% in 2009 compared to 18.5% in 2008. Excluding the impact of consolidating BIBP, restaurant operating margin increased 1.8% to 20.7% for the year ended December 27, 2009 as compared to the corresponding period in 2008, consisting of the following differences:

●	Cost of sales was 1.1% lower (excluding the consolidation of BIBP) in 2009 compared to 2008, primarily due to lower commodities costs.
●
Salaries and benefits were 0.7% lower as a percentage of sales in 2009 compared to 2008, primarily due to the divestiture in late 2008 of 62 restaurants that had a higher labor cost as a percentage of sales.

●	Advertising and related costs as a percentage of sales were relatively consistent with the 2008 period.
●	Occupancy and other operating costs, on a combined basis, as a percentage of sales were relatively consistent with the 2008 period.

Domestic commissary and other margin was 9.8% in 2009, compared to 9.6% in 2008. Cost of sales was 73.8% of revenues in 2009, compared to 74.0% for the same period in 2008. Salaries and benefits were 7.2% of revenues in 2009, which was relatively consistent with the prior comparable year. Other operating expenses decreased approximately $2.1 million in 2009 as compared to 2008, reflecting a decrease in distribution costs from lower fuel prices. The favorable impact that a lower cheese cost would be expected to have on gross margin percentage (given a fixed-dollar markup per pound) was offset by additional margin reductions on non-cheese products at the commissary during the year.

We recorded pre-tax income from the franchise cheese-purchasing program, net of noncontrolling interest, of $18.1 million and a pre-tax loss of $6.3 million in 2009 and 2008, respectively. These results only represent the portion of BIBP’s operating income or loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was pre-tax income of $22.5 million in 2009 and a pre-tax loss of $10.5 million in 2008.

General and administrative expenses were $111.4 million, or 10.3% of revenues for 2009, as compared to $99.3 million or 8.8% of revenues for 2008. The increase is primarily due to the items noted as comprising the increases in unallocated general and administrative expenses for the Unallocated Corporate Segment in the Summary of Operating Results section, as well as certain management transition costs recorded by our domestic commissaries segment.

Other general expenses reflected net expense of $14.3 million in 2009, as compared to $19.1 million in 2008 as detailed below (in thousands):

			Increase
	2009	2008	(Decrease)

Restaurant impairment and disposition losses (a)	$657	$8,818	$(8,161)
Disposition and valuation-related costs	1,829	1,381	448
Provisions for uncollectible accounts and notes receivable (b)	1,378	4,511	(3,133)
Pre-opening restaurant costs	75	250	(175)
Franchise support initiatives (c)	9,556	4,267	5,289
25th Anniversary incentives	440	-	440
Commissary closing costs	369	-	369
Other	42	(138)	180
Total other general expenses	$14,346	$19,089	$(4,743)

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

Depreciation and amortization was $31.4 million, or 2.9% of revenues, for 2009 as compared to $32.8 million, or 2.9% of revenues, for 2008.

Net interest. Net interest expense was $5.0 million in 2009, compared to $6.7 million in 2008. The interest expense for 2009 and 2008 includes approximately $169,000 and $700,000, respectively, related to BIBP’s debt with a third-party bank. The decrease in net interest expense reflects the decrease in our average outstanding debt balance and lower interest rates.

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

Liquidity and Capital Resources

Debt and credit arrangements consist of the following (in thousands):

	2010	2009

Revolving line of credit	$99,000	$99,000
Other	17	50
Total long-term debt	$99,017	$99,050

In September 2010, we entered into a five-year, unsecured Revolving Credit Facility (“New Credit Facility”) totaling $175.0 million that replaced a $175.0 million unsecured Revolving Credit Facility (“Old Credit Facility”). Under the New Credit Facility, outstanding balances accrue interest at 100.0 to 175.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option. The commitment fee on the unused balance ranges from 17.5 to 25.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the New Credit Facility. Outstanding balances under the Old Credit Facility accrued interest at 50.0 to 100.0 basis points over LIBOR or other bank developed rates, at our option. The commitment fee on the unused balance ranged from 12.5 to 20.0 basis points.

Our New Credit Facility contains customary affirmative and negative covenants, including the following financial covenants, as defined by the New Credit Facility (the covenants exclude the impact of consolidating BIBP’s operations):

	Permitted Ratio	Actual Ratio for the Year Ended December 26, 2010

Leverage Ratio	Not to exceed 2.5 to 1.0	1.0 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.5 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants at December 26, 2010 and December 27, 2009.

Cash flow provided by operating activities was $89.1 million for the full-year 2010 as compared to $100.1 million in 2009. The consolidation of BIBP increased cash flow from operations by approximately $6.8 million in 2010 and $22.5 million in 2009 (as reflected in the net income and deferred income taxes captions in the accompanying “Consolidated Statements of Cash Flows”). Excluding the impact of the consolidation of BIBP, cash flow was $82.3 million in 2010, as compared to $77.5 million in 2009, primarily due to higher net income.

Cash flow provided by operating activities increased to $100.1 million in 2009 from $73.2 million in 2008. The consolidation of BIBP increased cash flow from operations by approximately $22.5 million in 2009 and decreased cash flow from operations by approximately $10.5 million in 2008. Excluding the impact of the consolidation of BIBP, cash flow was $77.5 million in 2009 as compared to $83.8 million in 2008. The $6.3 million decrease was primarily due to reductions in net income from operations, excluding impairment and disposition losses.

The Company’s free cash flow for the last three years was as follows (in thousands):

	Year Ended
	Dec. 26,	Dec. 27,	Dec. 28,
	2010	2009	2008

Net cash provided by operating activities	$89,096	$100,070	$73,237
Loss (gain) from BIBP cheese purchasing entity	(6,804)	(22,543)	10,540
Purchase of property and equipment	(31,125)	(33,538)	(29,271)
Free cash flow (a)	$51,167	$43,989	$54,506

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

During 2008, we divested 62 Company-owned restaurants to franchisees (no significant divestitures in 2010 or 2009). Total consideration for the sale of the restaurants was $10.5 million, consisting of cash proceeds of $2.1 million and loans financed by Papa John’s for $8.4 million. The annual revenues of the divested restaurants approximated $38 million.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Purchases of property and equipment amounted to $31.1 million, $33.5 million and $29.3 million in 2010, 2009 and 2008, respectively, and are summarized by operating segment in “Note 19” of “Notes to Consolidated Financial Statements.”

Our Board of Directors has authorized the repurchase of our common stock through December 31, 2011. The following is a summary of our common share repurchases for the last three years (in thousands, except average price per share):

Fiscal Year	Number of Shares Repurchased	Total Cash Paid	Average Price Per Share
2008	1,400	$37,697	$26.93
2009	1,319	$28,477	$21.59
2010	1,881	$46,936	$24.95

Subsequent to year-end (through February 15, 2011), we acquired an additional 66,000 shares at an aggregate cost of $1.8 million. As of February 15, 2011, approximately $35.0 million remained available for repurchase of common stock under this authorization.

The outstanding principal balance under our revolving line of credit decreased from $123.5 million in 2008 to $99.0 million in 2009 and remained at $99.0 million throughout 2010.

Total 2011 capital expenditures are expected to approximate $35 to $40 million and will include $6 to $8 million for re-image costs at Company-owned restaurants in connection with a domestic system-wide re-image program.

We expect to fund the planned capital expenditures and any additional share repurchases of our common stock for the next twelve months from our cash on hand and operating cash flow. Our total debt was $99.0 million at December 26, 2010 and December 27, 2009 (no outstanding third party BIBP debt at December 26, 2010 and December 27, 2009).

Contractual obligations and payments as of December 26, 2010 due by year are as follows (in thousands):

	Payments Due by Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Contractual Obligations:

Long-term debt	$-	$17	$-	$-	$17
Revolving line of credit (1)	-	-	99,000	-	99,000
Total debt	-	17	99,000	-	99,017
Operating leases	27,792	44,738	27,190	23,883	123,603
Total contractual obligations	$27,792	$44,755	$126,190	$23,883	$222,620

(1)
Excludes a fair value adjustment of approximately $300,000 included in other long-term liabilities in the consolidated balance sheet related to our interest rate swaps that hedge against the effect of rising interest rates on forecasted future borrowings.

The above table does not include $3.3 million of unrecognized tax benefits since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority.

Off-Balance Sheet Arrangements

The off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition are leases of Company-owned restaurant sites, QC Centers, office space and transportation equipment.

In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment under approximately 56 lease arrangements, primarily associated with Perfect Pizza restaurant sites for which the Perfect Pizza franchisor is primarily liable. The leases have varying terms, the latest of which expires in 2017. The potential amount of undiscounted payments we could be required to make in the event of non-payment by Perfect Pizza and associated franchisees is approximately $4.3 million. We have not recorded a liability with respect to such leases as of December 26, 2010, as our cross-default provisions with the Perfect Pizza franchisor substantially reduce the risk that we will be required to make payments under these leases at the present time.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$14,012	$4,155	$-	$-	$$18,167

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

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales, including an increase in or continuation of the aggressive pricing and promotional environment; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs (including the impact of the recently passed federal health care legislation); the ability of the Company to pass along such increases in or sustained high costs to franchisees or consumers; the impact of current or future legal claims and current or proposed legislation impacting our business; the impact that product recalls, food quality or safety issues, and general public health concerns could have on our restaurants; currency exchange and interest rates; and increased risks associated with our international operations, including economic and political conditions in our international markets and difficulty in meeting planned sales targets for our international operations. These and other risk factors are discussed in detail in “Part I. Item 1A. – Risk Factors” of this report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our debt at December 26, 2010 was principally comprised of a $99.0 million outstanding principal balance on our $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on LIBOR plus a 100.0 to 175.0 basis point spread, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

We had two interest rate swap agreements that expired in January 2011 that provided for fixed rates of 4.98% and 3.74%, as compared to LIBOR, on the following amount of floating rate debt:

	Floating Rate Debt	Fixed Rates
The first interest rate swap agreement:
January 16, 2007 to January 15, 2009	$60 million	4.98%
January 15, 2009 to January 15, 2011	$50 million	4.98%

The second interest rate swap agreement:
January 31, 2009 to January 31, 2011	$50 million	3.74%

The effective interest rate on the line of credit, net of the two interest rate swap agreements, was 5.67% as of December 26, 2010. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of December 26, 2010, net of the interest rate swap agreements, would have no impact on interest expense.

We do not enter into financial instruments to manage foreign currency exchange rates since less than 5% of our total revenues are derived from sales to customers and royalties outside the contiguous United States.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. As previously discussed in “Results of Operations and Critical Accounting Policies and Estimates,” we had a purchasing agreement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants.

Papa John’s consolidates the operating results of BIBP. Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing agreement not existed. The consolidation of BIBP had a significant impact on our operating results in 2010, 2009 and 2008.

BIBP had an accumulated deficit (representing prior purchases of cheese by PJFS from BIBP at below market prices) of $14.2 million at December 26, 2010. PJFS agreed to pay BIBP the amount equal to the accumulated deficit at December 26, 2010. Accordingly, BIBP recorded a decrease of $14.2 million in cost of sales and PJFS recorded a corresponding increase in cost of sales. This transaction did not have any impact on the Company's 2010 consolidated income statement results since both PJFS and BIBP are fully consolidated.

As of February 15, 2011, substantially all of our domestic franchisees have entered into a cheese purchasing agreement with the Company. The cheese purchasing agreement requires participating domestic franchisees to commit to purchase cheese through PJFS, or to pay the franchisee's portion of any accumulated cheese liability upon ceasing to purchase cheese from PJFS when a liability exists. Accordingly, beginning in 2011, the consolidation of BIBP, or a similarly structured program, will no longer have a significant impact on our consolidated statements of income.

The following table presents the actual average block price for cheese and the BIBP block price by quarter in 2010, 2009 and 2008 and the projected 2011 average block price for cheese by quarter (based on the actual average price for the month of January 2011 and the February 15, 2011 Chicago Mercantile Exchange cheese futures prices for February 2011 through December 2011):

							Projected
	Actual Block Price			BIBP Block Price			Market
	2010	2009	2008	2010	2009	2008	2011

Quarter 1	$1.431	$1.184	$1.904	$1.595	$1.621	$1.608	$1.679
Quarter 2	1.407	1.178	1.996	1.529	1.479	1.754	1.778
Quarter 3	1.597	1.240	1.859	1.572	1.478	2.042	1.713
Quarter 4	1.578	1.548	1.748	1.645	1.608	1.831	1.685
Full Year	$1.503	$1.288	$1.877	$1.585	$1.547	$1.809	$1.714

The following table presents the 2010, 2009 and 2008 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

	Actual	Actual	Actual
	2010	2009	2008
Quarter 1	$3,485	$9,025	$(7,951)
Quarter 2	2,678	6,854	(6,302)
Quarter 3	(658)	5,104	2,826
Quarter 4 (a)	15,449	1,560	887
Full Year	$20,954	$22,543	$(10,540)

(a)
Includes a reduction in BIBP’s cost of sales of $14.2 million in 2010 associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit as of that date.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers (Co-CEOs) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 26, 2010.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Papa John’s International, Inc. and on the effectiveness of our internal controls over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

/s/ John H. Schnatter
John H. Schnatter
Founder, Chairman and Co-Chief Executive Officer

/s/ J. Jude Thompson
J. Jude Thompson
President and Co-Chief Executive Officer

/s/ J. David Flanery
J. David Flanery
Senior Vice President and Chief Financial Officer

February 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc.

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. as of December 26, 2010 and December 27, 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. at December 26, 2010 and December 27, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities, effective December 28, 2009, and its method of accounting for noncontrolling interests, effective December 29, 2008, as a result of the adoption of amendments to the FASB Accounting Standards Codification (ASC) 810, “Consolidation”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Papa John’s International, Inc. internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc.

We have audited Papa John’s International, Inc. internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Papa John’s International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Papa John’s International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Papa John’s International, Inc. as of December 26, 2010 and December 27, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2010 and our report dated February 22, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 22, 2011

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)	Years Ended
	December 26,	December 27,	December 28,
	2010	2009	2008
Domestic revenues:
Company-owned restaurant sales	$503,272	$503,818	$533,255
Franchise royalties	68,358	61,012	59,704
Franchise and development fees	340	519	1,600
Commissary sales	454,506	417,689	431,650
Other sales	51,951	54,045	61,415
International revenues:
Royalties and franchise and development fees	14,808	13,244	12,868
Restaurant and commissary sales	33,162	28,223	25,849
Total revenues	1,126,397	1,078,550	1,126,341
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	111,010	100,863	120,545
Salaries and benefits	137,840	146,116	158,276
Advertising and related costs	47,174	45,593	48,547
Occupancy costs	32,343	31,685	34,973
Other operating expenses	72,997	69,946	72,349
Total domestic Company-owned restaurant expenses	401,364	394,203	434,690
Domestic commissary and other expenses:
Cost of sales	382,150	348,265	365,018
Salaries and benefits	34,063	33,839	35,090
Other operating expenses	46,890	43,595	45,732
Total domestic commissary and other expenses	463,103	425,699	445,840
Loss (income) from the franchise cheese-purchasing program,
net of noncontrolling interest	(5,634)	(18,079)	6,296
International operating expenses	29,429	24,356	22,822
General and administrative expenses	109,954	111,361	99,345
Other general expenses	9,030	14,346	19,089
Depreciation and amortization	32,407	31,446	32,773
Total costs and expenses	1,039,653	983,332	1,060,855
Operating income	86,744	95,218	65,486
Investment income	875	629	848
Interest expense	(5,338)	(5,653)	(7,536)
Income before income taxes	82,281	90,194	58,798
Income tax expense	26,856	28,985	19,980
Net income, including noncontrolling interests	55,425	61,209	38,818
Less: income attributable to noncontrolling interests	(3,485)	(3,756)	(2,022)
Net income, net of noncontrolling interests	$51,940	$57,453	$36,796

Basic earnings per common share	$1.97	$2.07	$1.31
Earnings per common share - assuming dilution	$1.96	$2.06	$1.30

Basic weighted average shares outstanding	26,328	27,738	28,124
Diluted weighted average shares outstanding	26,468	27,909	28,264

Supplemental data (see Note 14):
Revenues - affiliates	$24,290	$22,473	$25,070
Other income - affiliates	-	57	-

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 26,	December 27,
(In thousands, except per share amounts)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$46,225	$25,457
Accounts receivable (less allowance for doubtful
accounts of $2,795 in 2010 and $2,791 in 2009)	24,733	21,471
Accounts receivable - affiliates (no allowance for doubtful
accounts in 2010 and 2009)	624	648
Inventories	17,402	15,576
Prepaid expenses	10,009	8,695
Other current assets	3,732	3,748
Deferred income taxes	9,647	8,408
Total current assets	112,372	84,003
Investments	1,604	1,382
Net property and equipment	186,594	187,971
Notes receivable (less allowance for doubtful
accounts of $9,951 in 2010 and $10,858 in 2009)	17,354	16,359
Deferred income taxes	-	6,804
Goodwill	74,697	75,066
Other assets	23,320	22,141
Total assets	$415,941	$393,726

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,569	$26,990
Income and other taxes payable	6,140	5,854
Accrued expenses	52,978	54,241
Total current liabilities	90,687	87,085
Unearned franchise and development fees	6,596	5,668
Long-term debt	99,017	99,050
Other long-term liabilities	12,100	16,886
Deferred income taxes	341	-
Stockholders’ equity:
Preferred stock ($.01 par value per share; authorized 5,000 shares,
no shares issued)	-	-
Common stock ($.01 par value per share; authorized 50,000 shares,
issued 36,084 in 2010 and 35,738 in 2009)	361	358
Additional paid-in capital	245,380	231,720
Accumulated other comprehensive income (loss)	849	(1,084)
Retained earnings	243,152	191,212
Treasury stock (10,645 shares in 2010 and 8,808 shares in 2009, at cost)	(291,048)	(245,337)
Total stockholders’ equity, net of noncontrolling interests	198,694	176,869
Noncontrolling interests in subsidiaries	8,506	8,168
Total stockholders' equity	207,200	185,037
Total liabilities and stockholders’ equity	$415,941	$393,726

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Papa John's International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity
Balance at December 30, 2007	28,777	$349	$208,598	$156	$96,963	$(179,163)	$8,035	$134,938
Comprehensive income:
Net income	-	-	-	-	36,796	-	2,022	38,818
Change in valuation of interest rate
swap agreements, net of tax of ($1,474)	-	-	-	(2,650)	-	-	-	(2,650)
Foreign currency translation	-	-	-	(1,230)	-	-	-	(1,230)
Other	-	-	-	(94)	-	-	-	(94)
Comprehensive income								34,844
Exercise of stock options	260	3	4,620	-	-	-	-	4,623
Tax effect of non-qualified stock options	-	-	771	-	-	-	-	771
Acquisition of Company common stock	(1,400)	-	-	-	-	(37,697)	-	(37,697)
Net contributions (distributions) -
noncontrolling interests	-	-	-	-	-	-	(1,805)	(1,805)
Stock-based compensation expense	-	-	2,564	-	-	-	-	2,564
Balance at December 28, 2008	27,637	352	216,553	(3,818)	133,759	(216,860)	8,252	138,238
Comprehensive income:
Net income	-	-	-	-	57,453	-	3,756	61,209
Change in valuation of interest rate
swap agreements, net of tax of $781	-	-	-	1,388	-	-	-	1,388
Foreign currency translation	-	-	-	1,310	-	-	-	1,310
Other	-	-	-	36	-	-	-	36
Comprehensive income								63,943
Exercise of stock options	612	6	9,824	-	-	-	-	9,830
Tax effect of non-qualified stock options	-	-	(342)	-	-	-	-	(342)
Acquisition of Company common stock	(1,319)	-	-	-	-	(28,477)	-	(28,477)
Net contributions (distributions) -
noncontrolling interests	-	-	-	-	-	-	(3,840)	(3,840)
Stock-based compensation expense	-	-	5,817	-	-	-	-	5,817
Other	-	-	(132)	-	-	-	-	(132)
Balance at December 27, 2009	26,930	358	231,720	(1,084)	191,212	(245,337)	8,168	185,037
Comprehensive income:
Net income	-	-	-	-	51,940	-	3,485	55,425
Change in valuation of interest rate
swap agreements, net of tax of $1,352	-	-	-	2,404	-	-	-	2,404
Foreign currency translation	-	-	-	(523)	-	-	-	(523)
Other	-	-	-	52	-	-	-	52
Comprehensive income								57,358
Exercise of stock options	356	3	6,122	-	-	285	-	6,410
Tax effect of non-qualified stock options	-	-	125	-	-	-	-	125
Acquisition of Company common stock	(1,881)	-	-	-	-	(46,936)	-	(46,936)
Net contributions (distributions) -
noncontrolling interests	-	-	-	-	-	-	(3,147)	(3,147)
Stock-based compensation expense	-	-	6,066	-	-	-	-	6,066
Other	34	-	1,347	-	-	940	-	2,287
Balance at December 26, 2010	25,439	$361	$245,380	$849	$243,152	$(291,048)	$8,506	$207,200

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

At December 26, 2010, the accumulated other comprehensive income of $849 was comprised of unrealized foreign currency translation gains of $1,008, offset by a net unrealized loss on the interest rate swap agreements of $159.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)	Years Ended
	December 26,	December 27,	December 28,
	2010	2009	2008
Operating activities
Net income, net of noncontrolling interests	$51,940	$57,453	$36,796
Adjustments to reconcile net income to net cash provided by operating activities:
Restaurant impairment and disposition losses	253	657	8,818
Provision for uncollectible accounts and notes receivable	917	2,242	5,769
Depreciation and amortization	32,407	31,446	32,773
Deferred income taxes	4,553	7,469	(3,608)
Stock-based compensation expense	6,066	5,817	2,564
Excess tax benefit related to exercise of non-qualified stock options	(359)	(1,035)	(771)
Other	512	1,672	1,541
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,022)	155	(5,162)
Inventories	(1,848)	1,096	1,828
Prepaid expenses	(1,303)	595	927
Other current assets	16	2,009	446
Other assets and liabilities	(935)	(3,507)	(2,898)
Accounts payable	4,579	(1,776)	(2,071)
Income and other taxes	286	(3,831)	(1,181)
Accrued expenses	(3,894)	(144)	(2,166)
Unearned franchise and development fees	928	(248)	(368)
Net cash provided by operating activities	89,096	100,070	73,237
Investing activities
Purchase of property and equipment	(31,125)	(33,538)	(29,271)
Purchase of investments	(549)	(1,187)	(632)
Proceeds from sale or maturity of investments	327	335	927
Loans issued	(2,637)	(11,635)	(1,468)
Loan repayments	3,918	8,496	2,017
Acquisitions	-	(464)	(183)
Proceeds from divestitures of restaurants	1,397	830	2,145
Other	12	756	233
Net cash used in investing activities	(28,657)	(36,407)	(26,232)
Financing activities
Net repayments from line of credit facility	-	(24,500)	(10,500)
Net repayments from short-term debt - variable interest entities	-	(7,075)	(1,625)
Excess tax benefit related to exercise of non-qualified stock options	359	1,035	771
Proceeds from exercise of stock options	6,410	9,830	4,623
Acquisition of Company common stock	(46,936)	(28,477)	(37,697)
Noncontrolling interests, net of contributions and distributions	338	(84)	217
Other	96	(27)	72
Net cash used in financing activities	(39,733)	(49,298)	(44,139)
Effect of exchange rate changes on cash and cash equivalents	62	176	(592)
Change in cash and cash equivalents	20,768	14,541	2,274
Cash and cash equivalents at beginning of year	25,457	10,916	8,642
Cash and cash equivalents at end of year	$46,225	$25,457	$10,916

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” currently in all 50 states, the District of Columbia, Puerto Rico and 32 countries. Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Papa John’s and its subsidiaries. Our financial results include BIBP Commodities, Inc. (“BIBP”), a variable interest entity (“VIE”) for which we are the primary beneficiary. The results of our Company-owned operations in Mexico and China are consolidated one month in arrears. The results of our inactive captive insurance subsidiary, RSC Insurance Services, Ltd. (“RSC”), are consolidated one quarter in arrears. All significant intercompany balances and transactions have been eliminated.

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

2.  Significant Accounting Policies (continued)

Domestic production and distribution revenues are comprised of food, promotional items, and supplies sales to franchised restaurants located in the United States and are recognized as revenue upon shipment of the related products to the franchisees. Information services, including software maintenance fees, help desk fees and online ordering fees are recognized as revenue as the related services are provided. Insurance commissions are recognized as revenue over the term of the policy period.

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

Depreciation expense was $31.4 million in 2010, $30.6 million in 2009 and $31.8 million in 2008.

2.  Significant Accounting Policies (continued)

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

During 2008, we sold to domestic franchisees a total of 62 Company-owned restaurants located primarily in three markets. As part of the sales of these restaurants, we recorded a $3.6 million intangible asset for the investment in the continuing franchise agreement, representing the discounted value of the royalties we will receive over the next ten years from the purchaser/franchisee. The intangible asset will be amortized over the ten-year franchise agreement as a reduction in royalty income of $360,000 annually. The intangible asset is recorded in other assets in the accompanying consolidated balance sheet at December 26, 2010 with a remaining value of $2.8 million.

At December 26, 2010, we had a net investment of approximately $20.4 million associated with our United Kingdom subsidiary (PJUK). During 2008, we recorded a goodwill impairment charge of $2.3 million associated with our PJUK operations (none in 2010 or 2009). We updated our evaluation of the fair value of our PJUK subsidiary in 2010. Our analysis indicated the fair value exceeded the carrying value by approximately 10%. The goodwill allocated to this entity approximated $14.7 million at December 26, 2010. We have plans for PJUK to continue to improve its operating results, including efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. We are currently on target to achieve these plans.

2.  Significant Accounting Policies (continued)

We updated our evaluation of the fair value of our investment in our domestic Company-owned restaurants during 2010. We test for goodwill impairment at the region level, which is one step below the reporting segment level. The fair value of each reporting unit was substantially in excess of its carrying value as of the annual test date.

See Note 6 for additional information.

Restaurant Closures

We recognize the costs associated with restaurant closures at the time such costs are actually incurred, generally expected to be at the time the closing occurs.

Deferred Costs

We defer certain systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related systems project. Total costs deferred were approximately $2.0 million in 2010, $800,000 in 2009 and $750,000 in 2008.

The unamortized systems development costs approximated $3.6 million and $2.8 million as of December 26, 2010 and December 27, 2009, respectively.

Deferred Income Tax Accounts and Tax Reserves

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

As of December 26, 2010, we had a net deferred income tax asset balance of $9.3 million. We have not provided a valuation allowance for the deferred income tax assets associated with our domestic operations since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred income tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized reductions of $550,000, $1.2 million and $1.7 million in our customary income tax expense associated with the finalization of certain income tax issues in 2010, 2009 and 2008, respectively. See Note 13 for additional information.

2.  Significant Accounting Policies (continued)

Advertising and Related Costs

Advertising and related costs include the costs of domestic Company-owned restaurant activities such as mail coupons, door hangers and promotional items and contributions to Papa John’s Marketing Fund, Inc. (the “Marketing Fund”) and local market cooperative advertising funds (“Co-op Funds”). Contributions by domestic Company-owned and franchised restaurants to the Marketing Fund and the Co-op Funds are based on an established percentage of monthly restaurant revenues. The Marketing Fund is responsible for developing and conducting marketing and advertising for the Papa John’s system. The Co-op Funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by the Marketing Fund. We recognize domestic Company-owned restaurant contributions to the Marketing Fund and the Co-op Funds in which we do not have a controlling interest in the period in which the contribution accrues.

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

Stock-Based Compensation

Compensation expense for equity grants is estimated on the grant date, net of projected forfeitures. Stock options are valued using a Black-Scholes option pricing model. Our specific weighted-average assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are included in Note 17. Restricted stock is valued based on the market price of the Company’s shares on the date of grant.

Fair Value Measurements and Disclosures

The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The guideline required a phase-in approach:  (1) phase one was effective for financial assets and liabilities in our first quarter of 2008 and (2) phase two was effective for non-financial assets and liabilities in our first quarter of fiscal 2009. The new provisions did not have a significant impact on our financial statements.

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

2.  Significant Accounting Policies (continued)

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 26, 2010 and December 27, 2009 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

December 26, 2010
Financial assets:
Investments	$1,604	$1,604	$-	$-
Non-qualified deferred compensation plan	12,455	12,455	-	-

Financial liabilities:
Interest rate swaps	313	-	313	-

December 27, 2009
Financial assets:
Investments	$1,382	$1,382	$-	$-
Non-qualified deferred compensation plan	11,754	11,754	-	-

Financial liabilities:
Interest rate swaps	4,044	-	4,044	-

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

We recognized income of $3.8 million ($2.4 million after tax) in accumulated other comprehensive income (loss) in 2010 and income of $2.2 million ($1.4 million after tax) in 2009 and a loss of $4.1 million ($2.7 million after tax) in 2008 for the net change in fair value of our derivatives associated with our debt agreements. The ineffective portion of our hedge was $25,000 in 2010 and $40,000 in 2009 (none in 2008). Fair value is based on quoted market prices. See Note 7 for additional information on our debt and credit arrangements.

2.  Significant Accounting Policies (continued)

Earnings per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution for the years ended December 26, 2010, December 27, 2009 and December 28, 2008 are as follows (in thousands, except per share data):

	2010	2009	2008
Basic earnings per common share:
Net income, net of noncontrolling interests	$51,940	$57,453	$36,796
Weighted average shares outstanding	26,328	27,738	28,124
Basic earnings per common share	$1.97	$2.07	$1.31

Earnings per common share - assuming dilution:
Net income, net of noncontrolling interests	$51,940	$57,453	$36,796

Weighted average shares outstanding	26,328	27,738	28,124
Dilutive effect of outstanding compensation awards	140	171	140
Diluted weighted average shares outstanding	26,468	27,909	28,264
Earnings per common share - assuming dilution	$1.96	$2.06	$1.30

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 1.5 million in 2010, 1.4 million in 2009 and 1.5 million in 2008.

Recent Accounting Pronouncements

Consolidation

Noncontrolling interests. The Consolidation topic of the ASC requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The Consolidation topic further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the noncontrolling interest holder. Additionally, disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder.

2.  Significant Accounting Policies (continued)

Papa John’s had two joint venture arrangements as of December 26, 2010, December 27, 2009 and December 28, 2008, which were as follows:

				Noncontrolling
	Restaurants as of	Restaurant	Papa John's	Interest
	December 26, 2010 *	Locations	Ownership *	Ownership *

Star Papa, LP	75	Texas	51%	49%
Colonel's Limited, LLC	52	Maryland and Virginia	70%	30%

*The number of restaurants was the same for the 2010 and 2009 years presented in the accompanying consolidated financial statements. There were 77 Star Papa, LP restaurants and 51 Colonel's Limited, LLC restaurants as of December 28, 2008. The ownership percentages were the same for the 2010, 2009 and 2008 years presented in the accompanying consolidated financial statements.

The pre-tax income attributable to the joint ventures for the last three years is as follows:

	Year Ended
(In thousands)	2010	2009	2008

Papa John's International, Inc.	$5,658	$6,171	$3,717
Noncontrolling interests	3,485	3,756	2,022
Total pre-tax income	$9,143	$9,927	$5,739

The noncontrolling interest holders’ equity in the joint venture arrangements totaled $8.5 million as of December 26, 2010 and $8.2 million as of December 27, 2009.

Variable Interest Entities. In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with variable interest entities (“VIEs”) accounting by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity.

Based on the amended consolidation principles, beginning in fiscal 2010, we are no longer required to consolidate certain franchise entities to which we have extended loans. Accordingly, we did not consolidate the financial results of certain franchise entities in the accompanying consolidated financial statements for the year ended December 26, 2010 and have retrospectively applied the provisions to prior period financial statements. The retrospective application resulted in the exclusion of $3.4 million of assets in our accompanying consolidated balance sheet at December 27, 2009 (there was no impact on our consolidated statements of stockholders’ equity from this new accounting pronouncement). Additionally, our consolidated income statement has been adjusted to exclude revenues of $37.7 million and $8.3 million for the years ended December 27, 2009 and December 28, 2008, respectively, associated with these entities. The operating results of these previously consolidated entities had no impact on Papa John’s operating results or earnings per share for the years ended December 27, 2009 and December 28, 2008.

2.  Significant Accounting Policies (continued)

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

Modification of our Non-qualified Deferred Compensation Plan

During 2010, we modified the provisions of our non-qualified deferred compensation plan. Previously, participants who elected an investment in phantom Papa John’s stock were paid in cash upon settlement of their investment balance. Effective the first quarter of 2010, we began settling future distributions of the deemed investment balances in Papa John’s stock through the issuance of Company stock. Accordingly, during 2010, we reclassified $2.0 million from other long-term liabilities to paid-in capital in the accompanying consolidated financial statements.

Subsequent Events

We evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-K. There were no subsequent events that required recognition or disclosure.

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

3.   Accounting for Variable Interest Entities (continued)

Through December 2010, we had a purchasing agreement with BIBP, a special-purpose entity formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchases cheese at the market price and sells it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sells cheese to Papa John’s restaurants (both Company-owned and franchised) at a set price. PJFS purchased $153.0 million, $142.4 million and $165.4 million of cheese from BIBP during 2010, 2009 and 2008, respectively.

We are deemed the primary beneficiary of BIBP, a VIE, for accounting purposes. We recognize the operating losses generated by BIBP if BIBP’s shareholders’ equity is in a net deficit position. Further, we recognize the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. We recognized pre-tax income of $21.0 million ($13.5 million net of tax, or $0.51 per diluted share) in 2010, pre-tax income of $22.5 million ($14.6 million net of tax, or $0.52 per diluted share) in 2009 and pre-tax loss of $10.5 million ($6.9 million net of tax, or $0.24 per diluted share) in 2008, reflecting BIBP’s operating income (losses), net of BIBP’s shareholders’ equity.

BIBP had an accumulated deficit (representing prior purchases of cheese by PJFS from BIBP at below market prices) of $14.2 million at December 26, 2010. PJFS agreed to pay BIBP the amount equal to the accumulated deficit at December 26, 2010. Accordingly, BIBP recorded a decrease of $14.2 million in cost of sales and PJFS recorded a corresponding increase in cost of sales. This transaction did not have any impact on the Company's 2010 consolidated income statement results since both PJFS and BIBP are fully consolidated.

As of February 15, 2011, substantially all of our domestic franchisees have entered into a cheese purchasing agreement with the Company. The cheese purchasing agreement requires participating domestic franchisees to commit to purchase cheese through PJFS, or to pay the franchisee's portion of any accumulated cheese liability upon ceasing to purchase cheese from PJFS when a liability exists. Accordingly, beginning in 2011, the consolidation of BIBP, or a similarly structured program, will no longer have a significant impact on our consolidated statements of income.

4.  Acquisitions

We acquired 11 restaurants in Florida in 2009 at a purchase price of $2.8 million, which was comprised of a cash payment of approximately $460,000 and the cancellation of a $2.3 million note due to us. We recorded goodwill of $1.5 million associated with this acquisition. The business combination was accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial statements. The goodwill associated with the above-mentioned acquisition was eligible for deduction over 15 years under U.S. tax regulations.

There were no significant acquisitions during 2010 and 2008.

5.  Goodwill and Other Intangible Assets

Our consolidated balance sheets include $74.7 million and $75.1 million of goodwill at December 26, 2010 and December 27, 2009, respectively. The changes in the carrying amount of goodwill by reportable segment for the years ended December 26, 2010 and December 27, 2009 are as follows:

	Domestic		All
(in thousands)	Restaurants	International	Others	Total

Balance as of December 28, 2008	$53,474	$18,448	$436	$72,358
Acquisitions	1,546	-	-	1,546
Other, including foreign currency adjustments	240	922	-	1,162
Balance as of December 27, 2009	55,260	19,370	436	75,066
Other, including foreign currency adjustments	-	(369)	-	(369)
Balance as of December 26, 2010	$55,260	$19,001	$436	$74,697

See Notes 4 and 6 for discussions of acquisitions and dispositions of Company-owned restaurants.

6. Restaurant Impairment and Dispositions

The following table summarizes restaurant impairment and disposition losses (gains) included in other general expenses in the accompanying consolidated statements of income during 2010, 2009 and 2008:

(In thousands)	2010	2009	2008

Net book value of divested restaurants	$2,828	$659	$15,915
Intangible asset - investment in continuing franchise agreement (1)	-	-	(3,579)
Adjusted net book value of divested restaurants	2,828	659	12,336

Cash proceeds received	1,397	830	2,145
Fair value of notes receivable (2)	1,431	312	6,857
Total consideration at fair value (2)	2,828	1,142	9,002
(Gain) loss on restaurants sold	-	(483)	3,334

Loss on domestic restaurant closures and restaurants sold	95	1,140	2,441
Adjustment to long-lived asset impairment reserves (3)	158	-	743
PJUK impairment charge (4)	-	-	2,300
Total restaurant impairment and disposition losses	$253	$657	$8,818

(1)
As a part of the sales of these restaurants in 2008, we recorded a $3.6 million intangible asset for the investment in the continuing franchise agreement, representing the discounted value of the royalties we will receive over the next ten years. The $3.6 million intangible asset will be amortized over the ten-year franchise agreement as a reduction in royalty income of $360,000 annually. The intangible assets are recorded in other assets in the accompanying consolidated balance sheets at net book values of $2.8 million at December 26, 2010 and $3.2 million at December 27, 2009, respectively.

(2)
We sold 12 Company-owned restaurants to franchisees in 2010 and 2009 and 62 restaurants in 2008. As a part of the agreements to sell some of the restaurants, we received notes receivable totaling $1.4 million in 2010, $500,000 (fair value of $312,000) in 2009 and $8.4 million (fair value of $6.9 million) in 2008.

(3)
We identified certain under-performing restaurants located in one market that were subject to impairment charges due to the restaurants’ declining performance (two restaurants in 2010 and 14 restaurants in 2008). The decline in operating results was a result of increased competition, increased operating expenses and deteriorating economic conditions in that market. During our review of potentially impaired restaurants, we considered several indicators, including restaurant profitability, annual comparable sales, operating trends and actual operating results at a market level. We estimated the undiscounted cash flows over the estimated lives of the assets for each of our restaurants that met certain impairment indicators and compared those estimates to the carrying values of the underlying assets. The forecasted cash flows were based on our assessment of the individual restaurant’s future profitability, which is based on the restaurant’s historical financial performance, the maturing of the restaurant’s market, as well as our future operating plans for the restaurant and its market. In estimating fair market value based on future cash flows, we used a discount rate of 10.5%, which approximated the return we expected on those types of investments.

(4)	During 2008, we recorded a goodwill impairment charge of $2.3 million associated with our PJUK operations.

7. Debt and Credit Arrangements

Debt and credit arrangements consist of the following (in thousands):

	2010	2009

Revolving line of credit	$99,000	$99,000
Other	17	50
Total long-term debt	$99,017	$99,050

In September 2010, we entered into a five-year, unsecured Revolving Credit Facility (“New Credit Facility”) totaling $175.0 million that replaced a $175.0 million unsecured Revolving Credit Facility (“Old Credit Facility”). Under the New Credit Facility, outstanding balances accrue interest at 100.0 to 175.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option. The commitment fee on the unused balance ranges from 17.5 to 25.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the New Credit Facility. Outstanding balances under the Old Credit Facility accrued interest at 50.0 to 100.0 basis points over LIBOR or other bank developed rates, at our option. The commitment fee on the unused balance ranged from 12.5 to 20.0 basis points. The remaining availability under our line of credit, reduced for certain outstanding letters of credit, approximated $59.1 million and $58.0 million as of December 26, 2010 and December 27, 2009, respectively. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The New Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At December 26, 2010 and December 27, 2009, we were in compliance with these covenants.

We had two interest rate swap agreements that expired in January 2011 that provided for fixed interest rates, as compared to LIBOR, as follows:

	Floating Rate Debt	Fixed Rates
The first interest rate swap agreement:
January 16, 2007 to January 15, 2009	$60 million	4.98%
January 15, 2009 to January 15, 2011	$50 million	4.98%

The second interest rate swap agreement:
January 31, 2009 to January 31, 2011	$50 million	3.74%

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on present and/or forecasted future borrowings. The effective portion of the gain or loss on the swaps is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swaps are accounted for as adjustments to interest expense.

7. Debt and Credit Arrangements (continued)

The following tables provide information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

Fair Values of Derivative Instruments
	Liability Derivatives
	Balance Sheet Location	Fair Value 2010	Fair Value 2009

Derivatives designated as hedging
instruments:

Interest rate swaps	Other long-term liabilities	$313	$4,044

There were no derivatives that were not designated as hedging instruments under the provisions of the ASC topic,
Derivatives and Hedging.

Effect of Derivative Instruments on the Consolidated Financial Statements

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)*

Interest rate swaps:

2010	$2,404	Interest expense	$(4,131)	Interest expense	$(25)
2009	$1,388	Interest expense	$(4,037)	Interest expense	$(40)
2008	$(2,650)	Interest expense	$(1,964)	Interest expense	$-

*A portion of our second interest rate swap became over-hedged in 2009 since the outstanding debt balance associated with this swap was $49 million (floating rate debt of the swap is $50 million).

The weighted average interest rates for our Credit Facility, including the impact of the previously mentioned swap agreements, were 5.2%, 4.8% and 5.0% in fiscal 2010, 2009 and 2008, respectively. Interest paid, including payments made or received under the swaps, was $5.4 million in 2010, $5.5 million in 2009 and $7.4 million in 2008. The $313,000 liability associated with the interest rate swaps will be reclassified into earnings during the first quarter of 2011 (both swaps expired in January 2011).

8.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2010	2009
Land	$32,701	$32,876
Buildings and improvements	84,960	83,765
Leasehold improvements	85,230	82,907
Equipment and other	218,650	196,184
Construction in progress	4,599	6,330
	426,140	402,062
Less accumulated depreciation and amortization	(239,546)	(214,091)
Net property and equipment	$186,594	$187,971

9.  Notes Receivable

Selected franchisees have borrowed funds from our wholly-owned subsidiary, Capital Delivery, Ltd., principally for use in the acquisition, construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. Loans outstanding were approximately $17.4 million on a consolidated basis as of December 26, 2010, net of allowance for doubtful accounts and $16.4 million as of December 27, 2009, net of allowance for doubtful accounts.

Notes receivable bear interest at fixed or floating rates (with an average stated rate of 5.9% at December 26, 2010), and are generally secured by the fixtures, equipment, signage and, where applicable, land of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans approximate fair value. Interest income recorded on franchisee loans was approximately $794,000 in 2010, $535,000 in 2009 and $349,000 in 2008 and is reported in investment income in the accompanying consolidated statements of income.

We established reserves of $10.0 million and $10.9 million as of December 26, 2010 and December 27, 2009, respectively, for potentially uncollectible notes receivable. We concluded the reserves were necessary due to certain borrowers’ economic performance and underlying collateral value.

10. Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees are self-insured up to certain individual and aggregate reinsurance levels. Losses are accrued based upon undiscounted estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company. Our estimated corporate insurance reserves totaled $19.0 million in 2010 and $18.6 million in 2009.

10. Insurance Reserves (continued)

We are a party to standby letters of credit with off-balance sheet risk associated with our insurance programs. The total amount committed under letters of credit for these programs was $18.1 million at December 26, 2010.

11.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2010	2009
Self-insurance reserves	$18,987	$18,551
Salaries, benefits and bonuses	13,337	13,101
Rent	6,083	5,641
Purchases	4,826	7,078
Consulting and professional fees	1,974	1,791
Utilities	1,557	1,169
Marketing	1,192	1,309
Interest	398	409
Other	4,624	5,192
Total	$52,978	$54,241

12.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	2010	2009
Deferred compensation plan	$10,478	$10,724
Captive insurance claims loss reserves	1,027	1,754
Interest rate swaps	313	4,044
Other	282	364
Total	$12,100	$16,886

13.  Income Taxes

A summary of the provision (benefit) for income taxes follows (in thousands):

	2010	2009	2008
Current:
Federal	$19,049	$18,551	$20,500
Foreign	1,171	904	810
State and local	2,083	2,061	2,278
Deferred (federal and state)	4,553	7,469	(3,608)
Total	$26,856	$28,985	$19,980

13.  Income Taxes (continued)

Significant deferred tax assets (liabilities) follow (in thousands):

	2010	2009
Unearned development fees	$2,392	$2,034
Accrued liabilities	14,647	12,861
Other assets and liabilities	10,920	6,022
BIBP net operating loss	-	7,064
Stock options	6,291	4,816
Other	144	1,496
Foreign net operating losses	8,123	7,158
Valuation allowance on foreign net
operating losses	(8,123)	(7,158)
Total deferred tax assets	34,394	34,293

Deferred expenses	(2,497)	(2,461)
Accelerated depreciation	(10,192)	(5,349)
Goodwill	(8,506)	(6,254)
Other	(3,893)	(5,017)
Total deferred tax liabilities	(25,088)	(19,081)
Net deferred tax assets	$9,306	$15,212

The Company had approximately $29.4 million and $25.9 million of foreign tax net operating loss carryovers as of December 26, 2010 and December 27, 2009, respectively, for which a full valuation allowance has been provided. A substantial majority of our foreign tax net operating losses do not have an expiration date.

Management believes it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of the recorded net deferred tax assets for U.S. federal and state purposes.

13.  Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 26, 2010, December 27, 2009 and December 28, 2008 is as follows in both dollars and as a percentage of income before income taxes ($ in thousands):

	2010		2009		2008
	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate
Tax at U.S. federal statutory rate	$28,798	35.0%	$31,568	35.0%	$20,579	35.0%
State and local income taxes	1,896	2.3%	2,037	2.2%	1,507	2.6%
Foreign income taxes	1,171	1.4%	904	1.0%	810	1.4%
Settlement of certain tax issues	(550)	(0.7%)	(1,238)	(1.4%)	(1,684)	(2.9%)
Tax associated with
noncontrolling interests	(1,297)	(1.6%)	(1,397)	(1.5%)	(753)	(1.3%)
Non-qualified deferred compensation
plan (income) loss	(434)	(0.5%)	(803)	(0.9%)	1,235	2.1%
Tax credits and other	(2,728)	(3.3%)	(2,086)	(2.3%)	(1,714)	(2.9%)
Total	$26,856	32.6%	$28,985	32.1%	$19,980	34.0%

Income taxes paid were $21.7 million in 2010, $24.8 million in 2009 and $23.9 million in 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The Company is currently undergoing examinations by various tax authorities. The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $334,000 during the next 12 months.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in thousands):

Balance at December 28, 2008	$4,203
Additions for tax positions of prior years	150
Reductions for lapse of statute of limitations	(758)
Balance at December 27, 2009	$3,595
Reductions for lapse of statute of limitations	(264)
Balance at December 26, 2010	$3,331

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a part of income tax expense. The Company’s 2010 and 2009 income tax expense includes interest benefits of $145,000 and $19,000, respectively. The Company has accrued approximately $1.4 million and $1.5 million for the payment of interest and penalties as of December 26, 2010 and December 27, 2009, respectively.

14.  Related Party Transactions

Certain of our officers and directors own equity interests in entities that generate and/or have rights to develop franchised restaurants. Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties, the Marketing Fund and Papa Card, Inc. (in thousands):

	2010	2009	2008
Revenues from affiliates:
Commissary sales	$19,137	$17,625	$18,280
Other sales	1,961	2,284	4,240
Franchise royalties	3,192	2,514	2,500
Franchise and development fees	-	50	50
Total	$24,290	$22,473	$25,070

Other income from affiliates	$-	$57	$-
Accounts receivable - affiliates	$624	$648	$854

We paid $443,000 in 2010, $755,000 in 2009 and $355,000 in 2008 for charter aircraft services provided by an entity owned by our Founder, Chairman and Co-Chief Executive Officer. We believe the rates charged to the Company were at competitive market rates that could have been obtained from independent third parties for similar aircraft.

During 2010, 2009 and 2008, we sold certain print and promotional materials to a company partially owned by our Founder, Chairman and Co-Chief Executive Officer, which did not have a significant impact on the Company’s sales or operating earnings. In addition, during 2010 and 2009, the Company sold certain print and promotional materials to a company of which one member of our Board of Directors is the President and Chief Executive Officer (not significant in 2010 or 2009 and none in 2008). The above transactions were at market rates.

We contributed $6.0 million in 2010, $7.7 million in 2009 and $4.9 million in 2008 to the Marketing Fund as discretionary advertising contributions.

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

See Note 3 for information related to our purchasing agreement with BIBP.

15.  Commitments and Contingencies

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. PJUK, our subsidiary located in the United Kingdom, leases certain retail space, which is primarily subleased to our franchisees. We also lease the trailers used by our distribution subsidiary, PJFS, for an average period of eight years. Total lease expense was $24.5 million in 2010, $24.2 million in 2009 and $24.5 million in 2008, net of sublease payments received.

15.  Commitments and Contingencies (continued)

Future gross lease costs, future expected sublease payments and net lease costs as of December 26, 2010, are as follows (in thousands):

		Future
		Expected
	Gross Lease	Sublease	Net Lease
Year	Costs	Payments	Costs
2011	$27,792	$3,259	$24,533
2012	24,689	3,165	21,524
2013	20,049	2,936	17,113
2014	15,922	2,726	13,196
2015	11,268	2,426	8,842
Thereafter	23,883	12,292	11,591
Total	$123,603	$26,804	$96,799

We subleased certain sites to our Papa John’s franchisees located in the United Kingdom in 2010, 2009 and 2008 and received payments of $3.1 million, $2.9 million and $3.0 million, respectively, which are netted with international operating expenses.

In addition, as a condition of the sale of our former Perfect Pizza operations in the United Kingdom in March 2006, we remain contingently liable for payment under approximately 56 lease arrangements, primarily associated with Perfect Pizza restaurant sites for which the Perfect Pizza franchisor is primarily liable. The leases have varying terms, the latest of which expires in 2017. As of December 26, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the new owner of Perfect Pizza and associated franchisees was $4.3 million. We have not recorded a liability with respect to such leases at December 26, 2010 or December 27, 2009, as our cross-default provisions with the Perfect Pizza franchisor significantly reduce the risk that we will be required to make payments under these leases.

The Company’s headquarters facility is leased under a capital lease arrangement with the City of Jeffersontown, Kentucky in connection with the issuance of $80.2 million in Industrial Revenue Bonds. The bonds are held 100% by the Company and, accordingly, the bond obligation and investment and related interest income and expense are eliminated in the consolidated financial statements.

We are subject to claims and legal actions in the ordinary course of business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

16.  Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $825.0 million of common stock through December 31, 2011, of which $36.9 million remained available for repurchase at December 26, 2010. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

Subsequent to year-end (through February 15, 2011), we acquired an additional 66,000 shares at an aggregate cost of $1.8 million. As of February 15, 2011, approximately $35.0 million remained available for repurchase of common stock under this authorization.

17.  Equity Compensation

We award stock options and restricted stock from time to time under the Papa John’s International, Inc. 2008 Omnibus Incentive Plan (the “Omnibus Plan”) and other such agreements as may arise. Shares of common stock authorized for issuance under the Omnibus Plan are approximately 3.7 million. Approximately 2.4 million shares were available for future issuance under the Omnibus Plan as of December 26, 2010. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted prior to 2003 generally expire ten years from the date of grant and vest over one to five-year periods. Options granted after 2005 generally expire five years from the date of grant and vest over a 24- or 36-month period.

We recorded stock-based employee compensation expense of $6.1 million in 2010, $5.8 million in 2009 and $2.6 million in 2008. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.2 million in 2010, $2.1 million in 2009 and $930,000 in 2008. At December 26, 2010, there was $5.8 million of unrecognized compensation cost related to nonvested option awards and restricted stock, of which the Company expects to recognize $3.9 million in 2011, $1.6 million in 2012 and $300,000 in 2013.

Stock Options

Options exercised included 356,000 shares in 2010, 612,000 shares in 2009 and 260,000 shares in 2008. The total intrinsic value of the options exercised during 2010, 2009 and 2008 was $2.6 million, $4.3 million and $2.8 million, respectively. Cash received upon the exercise of stock options was $6.4 million, $9.8 million and $4.6 million during 2010, 2009 and 2008, respectively, and the related tax benefits realized were approximately $943,000, $1.5 million and $1.0 million during the corresponding periods.

17.  Equity Compensation (continued)

Information pertaining to option activity during 2010 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 27, 2009	2,136	$25.08
Granted	445	26.95
Exercised	(356)	17.97
Cancelled	(294)	25.29
Outstanding at December 26, 2010	1,931	$26.80	2.73	$4,175
Vested or expected to vest at December 26, 2010	1,885	$26.85	2.80	$4,045
Exercisable at December 26, 2010	1,013	$28.67	1.92	$1,484

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2010, 2009 and 2008:

	2010	2009	2008

Assumptions (weighted average):
Risk-free interest rate	1.8%	1.3%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.43	0.41	0.30
Expected term (in years)	3.7	3.7	3.8

The risk-free interest rate for the periods within the contractual life of an option is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated volatility is based on the historical volatility of our stock and other factors. The expected term of options represents the period of time that options granted are expected to be outstanding.

The weighted average grant-date fair values of options granted during 2010, 2009 and 2008 was $9.13, $7.26 and $7.07, respectively. The Company granted 445,000, 997,000 and 618,000 options in 2010, 2009 and 2008, respectively.

Restricted Stock

In 2010 and 2009, we granted shares of restricted stock that were 100% time-based.  In 2008, we granted shares of restricted stock that were approximately 60% performance-based and 40% time-based. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. Shares awarded in 2010 typically have a three-year graded or a three-year cliff vesting schedule, shares awarded in 2009 typically have a three-year graded vesting schedule and shares awarded in 2008 have a three-year cliff vesting schedule. The performance-based shares vest based upon the Company’s achievement of compounded annual growth rate (CAGR) of consolidated corporate operating income, as defined. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date.

17.  Equity Compensation (continued)

Information pertaining to restricted stock activity during 2010, 2009 and 2008 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Total as of December 30, 2007	145	$33.33
Granted	146	26.28
Forfeited	(8)	31.13
Total as of December 28, 2008	283	$29.84
Granted	108	26.54
Forfeited	(121)	30.03
Total as of December 27, 2009	270	$28.34
Granted	171	27.13
Forfeited	(123)	30.77
Vested	(34)	26.40
Total as of December 26, 2010	284	$26.62

18.  Employee Benefit Plans

We have established the Papa John’s International, Inc. 401(k) Plan (the “401(k) Plan”), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. At our discretion, we contributed a matching payment of 2.1% in 2009 and 2008 (no match in 2010) of a participating employee’s earnings, which is subject to vesting based on an employee’s length of service with us. Costs of the 401(k) Plan recognized in 2009 and 2008 were $800,000 and $1.1 million, respectively (none in 2010).

In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in other long-term assets ($12.5 million and $11.8 million at December 26, 2010 and December 27, 2009, respectively) and the associated liabilities ($10.5 million and $10.7 million at December 26, 2010 and December 27, 2009, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets.

Most administrative costs of the 401(k) Plan and the non-qualified deferred compensation plan are paid by the Company and are not significant.

18.  Employee Benefit Plans (continued)

PJUK, the Company’s United Kingdom subsidiary, provided a pension plan that was frozen in 1999. There are approximately 21 participants in the PJUK pension plan. The Company recorded expense of $258,000, $260,000 and $312,000 associated with the pension plan for the fiscal years ended 2010, 2009 and 2008, respectively. The future annual contributions and expense to the PJUK pension plan are expected to approximate $260,000.

19.  Segment Information

We have defined six reportable segments: domestic restaurants, domestic commissaries, domestic franchising, international operations, variable interest entities (VIEs) and “all other” units.

The domestic restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings, dessert pizza and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The domestic franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our domestic franchisees. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. VIEs consist of entities in which we are the primary beneficiary, as defined in Note 3, and include BIBP. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations and certain partnership development activities.

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

19.  Segment Information (continued)

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

(in thousands)	2010	2009	2008

Revenues from external customers:
Domestic Company-owned restaurants	$503,272	$503,818	$533,255
Domestic commissaries	454,506	417,689	431,650
Domestic franchising	68,698	61,531	61,304
International	47,970	41,467	38,717
All others	51,951	54,045	61,415
Total revenues from external customers	$1,126,397	$1,078,550	$1,126,341

Intersegment revenues:
Domestic commissaries	$135,005	$133,999	$141,810
Domestic franchising	2,045	2,019	1,908
International	909	1,093	1,227
Variable interest entities (1)	153,014	142,407	165,449
All others	12,061	11,751	15,569
Total intersegment revenues	$303,034	$291,269	$325,963

Depreciation and amortization:
Domestic restaurants	$13,155	$12,993	$14,775
Domestic commissaries	4,522	4,819	4,780
International	2,368	2,207	2,338
All others	3,489	2,743	3,110
Unallocated corporate expenses	8,873	8,684	7,770
Total depreciation and amortization	$32,407	$31,446	$32,773

Income (loss) before income taxes:
Domestic Company-owned restaurants (2)	$31,619	$34,894	$19,997
Domestic commissaries (3)	14,188	29,393	30,235
Domestic franchising (4), (6)	60,908	53,690	53,610
International (5), (6)	(3,450)	(3,050)	(7,193)
Variable interest entities (7)	20,954	22,543	(10,540)
All others (8)	1,847	2,697	9,175
Unallocated corporate expenses (9)	(43,266)	(49,755)	(36,154)
Elimination of intersement profits	(519)	(218)	(332)
Total income before income taxes	82,281	90,194	58,798
Income attributable to noncontrolling interests	(3,485)	(3,756)	(2,022)
Total income before income taxes, net of
noncontrolling interests	$78,796	$86,438	$56,776

19.  Segment Information (continued)

(in thousands)	2010	2009	2008

Property and equipment:
Domestic Company-owned restaurants	$165,434	$158,884	$156,171
Domestic commissaries	82,162	80,180	78,808
International	17,574	16,587	10,706
All others	33,786	25,526	22,167
Unallocated corporate assets	127,184	120,885	114,913
Accumulated depreciation and amortization	(239,546)	(214,091)	(197,087)
Net property and equipment	$186,594	$187,971	$185,678

Expenditures for property and equipment:
Domestic restaurants	$9,124	$8,300	$14,669
Domestic commissaries	2,795	6,029	2,284
International	4,835	7,277	3,490
All others	8,151	313	701
Unallocated corporate	6,220	11,619	8,127
Total expenditures for property and equipment	$31,125	$33,538	$29,271

(1)	The intersegment revenues for variable interest entities of $153.0 million in 2010, $142.4 million in 2009 and $165.4 million in 2008 are attributable to BIBP.
(2)
The operating results for domestic Company-owned restaurants decreased approximately $3.3 million in 2010, as compared to 2009. The 2010 decrease was primarily due to a decline in operating margin from lower average ticket prices, partially offset by increased customer traffic and reductions in labor costs. In addition, 2009 included restaurant closure costs of approximately $700,000. There were no significant closure costs in 2010. The increase in the operating results in 2009, as compared to 2008, was principally due to lower commodities and utilities costs and the sale of 62 restaurants in late 2008 that were collectively unprofitable. Additionally, the 2008 results included a $6.5 million charge associated with the divestiture and impairment of certain restaurants.

(3)
Domestic commissaries’ operating income decreased approximately $15.2 million in 2010 and $800,000 in 2009 compared to the prior comparable periods. The decrease in 2010 was primarily due to an increase in cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit at December 26, 2010. The remaining decrease was primarily due to increased fuel costs, partially offset by an increase in sales volumes, although at a lower gross margin percentage. The 2010 gross margin percentage included the impact of commodities cost increases we absorbed for certain vegetable products resulting from harsh Florida winter weather and various rebate programs available to restaurants for achieving certain sales improvement targets. In 2009 we recorded approximately $800,000 of management transition costs and $400,000 of costs associated with the closure of one of our commissaries. The 2009 decrease of $800,000 was primarily due to $800,000 of management transition costs and $400,000 of costs associated with the closing of one of our commissaries. The decline in our operating margin from our reductions in pricing was offset by a decline in fuel costs for 2009.

19.  Segment Information (continued)

(4)
Domestic franchising operating income increased approximately $7.2 million in 2010 over the prior comparable period. The increase was primarily due to an increase in the standard franchise royalty rate. The impact of the royalty rate increase was partially offset by the impact of development incentive programs offered by the Company in 2009 and 2010. Domestic franchising operating income increased approximately $100,000 in 2009 as compared to 2008 primarily as a result of the 0.25% increase in our royalty rate in the last 4 months of 2009. The increase in royalties was partially offset by lower franchise and development fees due to fewer unit openings and additional development incentive programs offered by the Company in 2009. In addition, during 2008 we collected approximately $500,000 in franchise renewal fees associated with the domestic franchise renewal program.

(5)
The international segment reported operating losses of $3.5 million in 2010, $3.1 million in 2009 and $7.2 million in 2008. The decline in the operating results in 2010, as compared to 2009, was primarily due to increased personnel and franchise support costs. Additionally, the 2010 results included start-up costs associated with our Company-owned commissary in the United Kingdom, which opened in the second quarter of 2010. The increase in costs was partially offset by increased revenues due to growth in the number of international units. The improvement in operating results in 2009, as compared to 2008, reflects leverage on the international organizational structure from increased revenues due to the growth in the number of units and unit volumes. The 2008 results included a goodwill impairment charge of $2.3 million associated with our United Kingdom operations.

(6)
Beginning in 2011, we are realigning our Hawaii, Alaska and Canadian operations from International to Domestic franchising (renamed as “North America Franchising”). This alignment will result in an increase in pre-tax income for Domestic franchising of $1.3 million for both 2010 and 2009, and a corresponding decrease in pre-tax income for the International operating segment.

(7)
Represents BIBP’s operating income (loss), net of noncontrolling interest income, for each year. The 2010 operating income for BIBP includes a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit.

(8)
The “All Others” operating segment reported a decrease in operating results of $850,000 in 2010 as compared to 2009. The decrease was primarily due to an increase in infrastructure and support costs associated with our online ordering business unit. This decline was partially offset by an improvement in operating results at our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, Inc. The 2009 operating results were $6.5 million lower than the 2008 results primarily due to a $3.9 million decline in our online ordering system business based on an agreement with our franchisees and a $1.3 million decrease in the operating results of our print and promotions subsidiary due to lower commercial sales.

(9)
Unallocated corporate expenses decreased approximately $6.5 million in 2010 as compared to 2009 and increased approximately $13.6 million in 2009 as compared to 2008. The decrease in 2010 was primarily due to lower salaries and benefits, lower franchise incentive costs and 2009 included $800,000 in litigation settlement costs. These reductions were partially offset by an increase in short-term incentive compensation expense in 2010 and 2009. The 2009 increase, as compared to 2008, was primarily due to a $5.7 million increase in franchise support initiatives and an increase in general and administrative costs of $10.5 million, partially offset by a $2.9 million decrease in provisions for uncollectible accounts and notes receivable.

20.  Quarterly Data - Unaudited, in Thousands, except Per Share Data

Our quarterly financial data is as follows:

	Quarter
2010	1st	2nd	3rd	4th
Total revenues	$285,786	$280,647	$273,126	$286,838
Operating income (1)	27,942	22,799	13,783	22,220
Net income (1)	16,875	13,192	7,848	14,025
Basic earnings per common share (1)	$0.62	$0.49	$0.30	$0.55
Earnings per common share - assuming dilution (1)	$0.62	$0.49	$0.30	$0.55

	Quarter
2009	1st	2nd	3rd	4th
Total revenues (3)	$280,924	$268,509	$256,340	$272,777
Operating income (2), (3)	30,350	24,602	19,626	20,640
Net income (2)	17,839	14,177	11,739	13,698
Basic earnings per common share (2)	$0.65	$0.51	$0.42	$0.50
Earnings per common share - assuming dilution (2)	$0.64	$0.51	$0.42	$0.49

(1)
During 2010, we recorded pre-tax income of $3.5 million ($2.2 million after tax or $0.08 per diluted share) in the first quarter, pre-tax income of $2.7 million ($1.7 million after tax or $0.06 per diluted share) in the second quarter, pre-tax losses of $658,000 ($417,000 after tax or $0.02 per diluted share) in the third quarter and pre-tax income of $1.3 million ($843,000 after tax or $0.04 per diluted share) in the fourth quarter upon consolidation of BIBP. BIBP’s total pre-tax income, excluding the reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit, for 2010 was $6.8 million ($4.3 million after tax or $0.16 per diluted share).

(2)
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

(3)
Total revenues and operating results have been adjusted from the amounts reported in the prior year Form 10-K, because we are no longer required to consolidate the financial results of certain franchise entities to which we have extended loans (see Note 2 for additional information). Total revenues and operating income for the first three quarters of 2009 were adjusted in the applicable 2010 Form 10-Q filings. The revenues of the franchise entities approximated $7.7 million for the fourth quarter of 2009 and the operating income approximated $13,000. These previously consolidated entities had no impact on our 2009 net income or earnings per common share.

All quarterly information above is presented in 13-week periods. Quarterly earnings per share on a full-year basis may not agree to the Consolidated Statements of Income due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-CEOs and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Co-CEOs and CFO concluded that the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 26, 2010 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

We have adopted a written code of ethics that applies to our directors, officers and employees. We intend to post all required disclosures concerning any amendments to, or waivers from, our code of ethics on our website to the extent permitted by NASDAQ. Our code of ethics can be found on our website, which is located at www.papajohns.com.

Item 11.  Executive Compensation

Information regarding executive compensation appearing under the captions “Executive Compensation / Compensation Discussion and Analysis,” “Compensation Committee Report” and “Certain Relationships and Related Transactions – Compensation Committee Interlocks and Insider Participation” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 26, 2010 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved
by security holders	1,931,004	$26.80	2,397,451
Equity compensation plans not
approved by security holders *	91,031
Total	2,022,035	$26.80	2,397,451

*Includes 91,031 shares of common stock issuable pursuant to the non-qualified deferred compensation plan.
The weighted-average exercise price (column b) does not include any assumed price for issuance of shares pursuant to the non-qualified deferred compensation plan.

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

  PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)      Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

●	Reports of Independent Registered Public Accounting Firm
●	Consolidated Statements of Income for the years ended December 26, 2010, December 27, 2009 and December 28, 2008
●	Consolidated Balance Sheets as of December 26, 2010 and December 27, 2009
●	Consolidated Statements of Stockholders’ Equity for the years ended December 26, 2010, December 27, 2009 and December 28, 2008
●	Consolidated Statements of Cash Flows for the years ended December 26, 2010, December 27, 2009 and December 28, 2008
●	Notes to Consolidated Financial Statements

(a)(2)       Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year
(in thousands)

Fiscal year ended December 26, 2010:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$2,791	$1,350	$(1,346)	(2)	$2,795
Reserve for uncollectible accounts receivable - affiliates	-	-	-		-
Reserve for franchisee notes receivable	10,858	(433)	(474)	(2)	9,951
	$13,649	$917	$(1,820)		$12,746
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$525	$(84)	$(131)	(1)	$310

Fiscal year ended December 27, 2009:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$3,003	$1,452	$(1,664)	(2)	$2,791
Reserve for uncollectible accounts receivable - affiliates	-	-	-		-
Reserve for franchisee notes receivable	9,265	790	803	(2)	10,858
	$12,268	$2,242	$(861)		$13,649
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$454	$284	$(213)	(1)	$525

Fiscal year ended December 28, 2008:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,431	$1,959	$(3,387)	(2)	$3,003
Reserve for uncollectible accounts receivable - affiliates	-	-	-		-
Reserve for franchisee notes receivable	3,564	3,810	1,891	(2)	9,265
	$7,995	$5,769	$(1,496)		$12,268
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$254	$730	$(530)	(1)	$454

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

Date: February 22, 2011	PAPA JOHN’S INTERNATIONAL, INC.

By:	/s/ John H. Schnatter
John H. Schnatter
Founder, Chairman and
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Chairman and	February 22, 2011
John H. Schnatter	Co-Chief Executive Officer
(Principal Executive Officer)

/s/ J. Jude Thompson	Director, President and Co-Chief Executive	February 22, 2011
J. Jude Thompson	Officer (Principal Executive Officer)

/s/ Norborne P. Cole, Jr.	Director	February 22, 2011
Norborne P. Cole, Jr.

/s/ Philip Guarascio	Director	February 22, 2011
Philip Guarascio

/s/ Olivia F. Kirtley	Director	February 22, 2011
Olivia F. Kirtley

/s/ Wade S. Oney	Director	February 22, 2011
Wade S. Oney

/s/ Alexander W. Smith	Director	February 22, 2011
Alexander W. Smith

/s/ William M. Street	Director	February 22, 2011
William M. Street

/s/ J. David Flanery	Senior Vice President, Chief	February 22, 2011
J. David Flanery	Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Our Amended and Restated Certificate of Incorporation. Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 33-61366) is incorporated herein by reference.

3.2
Our Certificate of Amendment of Amended and Restated Certificate of Incorporation. Exhibit 3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, is incorporated herein by reference.

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

10.1*
Papa John’s International, Inc. Deferred Compensation Plan, as amended through January 25, 2010. Exhibit 10.1 to our report on Form 10-K for the fiscal year ended December 27, 2009 is incorporated herein by reference.

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

10.4*
Form of Performance Unit Award Agreement – 1999 Team Member Stock Ownership Plan.  Exhibit 10.4 to our report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference.

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

10.7*	Agreement and Release between Nigel Travis and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K/A dated December 31, 2008 is incorporated herein by reference.

10.8*	Agreement for Service as Chairman between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated August 9, 2007 is incorporated herein by reference.

10.9*	Agreement for Service as Founder between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K dated August 9, 2007 is incorporated herein by reference.

10.10*
Amendment and Restated Exclusive License Agreement between John H. Schnatter and Papa John’s International, Inc.  Exhibit 10.1 to our report on Form 8-K dated May 14, 2008 is incorporated herein by reference.

10.11*
Agreement and Release by and between William M. VanEpps and Papa John’s International, Inc. dated March 25, 2009. Exhibit 10.1 to our report on Form 8-K dated March 27, 2009 is incorporated herein by reference.

10.12*	Agreement and Release by and between Julie Larner and PJ Food Service, Inc. dated July 6, 2009. Exhibit 10.1 to our report on Form 8-K/A dated July 10, 2009 is incorporated herein by reference.

10.13*	Agreement and Release between William Mitchell and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K/A dated May 7, 2010 is incorporated herein by reference.

10.14
Conformed Copy through Fourth Amendment, As of December 19, 2007, of the Secured Loan Agreement, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd.  Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 is incorporated herein by reference.

10.15
Conformed Copy through Fourth Amendment, As of December 19, 2007, of the Promissory Note by BIBP Commodities, Inc.  Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 is incorporated herein by reference.

10.16
Fifth Amendments, As of July 31, 2008, of the Secured Loan Agreement, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd. and of the Promissory Note by BIBP Commodities, Inc.  Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2008 is incorporated herein by reference.

10.17
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

10.18
Interest Rate Swap Transaction between JP Morgan Chase Bank, N.A. and Papa John’s International, Inc. effective March 15, 2006. Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 is incorporated herein by reference.

10.19
Agreement for the Sale and Purchase of the Perfect Pizza Franchise Business Operated by Perfect Pizza Limited (to be Renamed Papa John’s (GB) Limited). Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 26, 2006 is incorporated herein by reference.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1.1	Section 302 Certification of Co-Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.1.2	Section 302 Certification of Co-Chief Executive Officer Pursuant to the Exchange Act Rule 13a-15(e).

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1.1	Section 906 Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1.2	Section 906 Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 26, 2010, filed on February 22, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

*Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.