Form 10-Q
period 2011-03-27
PAPA JOHNS INTERNATIONAL INC
filed 2011-05-03
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ] No  [X]

At April 27, 2011, there were outstanding 25,748,841 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	March 27, 2011	December 26, 2010
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$13,744	$46,225
Accounts receivable, net	28,325	25,357
Inventories	17,430	17,402
Prepaid expenses	10,333	10,009
Other current assets	3,647	3,732
Deferred income taxes	7,691	9,647
Total current assets	81,170	112,372
Investments	1,809	1,604
Net property and equipment	182,724	186,594
Notes receivable, net	16,171	17,354
Goodwill	75,290	74,697
Other assets	23,640	23,320
Total assets	$380,804	$415,941

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,751	$31,569
Income and other taxes	11,380	6,140
Accrued expenses	51,638	52,978
Total current liabilities	89,769	90,687
Unearned franchise and development fees	6,254	6,596
Long-term debt	48,008	99,017
Other long-term liabilities	12,219	12,100
Deferred income taxes	1,138	341
Stockholders’ equity:
Preferred stock	-	-
Common stock	362	361
Additional paid-in capital	248,469	245,380
Accumulated other comprehensive income	2,122	849
Retained earnings	259,579	243,152
Treasury stock	(295,015)	(291,048)
Total stockholders' equity, net of noncontrolling interests	215,517	198,694
Noncontrolling interests in subsidiaries	7,899	8,506
Total stockholders’ equity	223,416	207,200
Total liabilities and stockholders’ equity	$380,804	$415,941

Note: The balance sheet at December 26, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
 Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 27, 2011	March 28, 2010
North America revenues:
Domestic Company-owned restaurant sales	$138,671	$129,644
Franchise royalties	19,731	18,045
Franchise and development fees	185	205
Domestic commissary sales	127,672	112,640
Other sales	13,447	14,513
International revenues:
Royalties and franchise and development fees	3,762	3,166
Restaurant and commissary sales	8,999	7,573
Total revenues	312,467	285,786
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	32,100	27,286
Salaries and benefits	37,649	35,403
Advertising and related costs	12,789	11,404
Occupancy costs	7,869	7,840
Other operating expenses	19,915	18,190
Total domestic Company-owned restaurant expenses	110,322	100,123
Domestic commissary and other expenses:
Cost of sales	106,443	95,292
Salaries and benefits	9,011	8,732
Other operating expenses	13,585	11,700
Total domestic commissary and other expenses	129,039	115,724
Income from the franchise cheese-purchasing program,
net of noncontrolling interest	-	(2,809)
International operating expenses	7,728	6,776
General and administrative expenses	29,074	27,860
Other general expenses	781	2,290
Depreciation and amortization	8,312	7,880
Total costs and expenses	285,256	257,844
Operating income	27,211	27,942
Investment income	177	231
Interest expense	(608)	(1,244)
Income before income taxes	26,780	26,929
Income tax expense	9,231	8,965
Net income, including noncontrolling interests	17,549	17,964
Less: income attributable to noncontrolling interests	(1,122)	(1,089)
Net income, net of noncontrolling interests	$16,427	$16,875

Basic earnings per common share	$0.64	$0.62
Earnings per common share - assuming dilution	$0.64	$0.62

Basic weighted average shares outstanding	25,484	27,038
Diluted weighted average shares outstanding	25,757	27,154

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Papa John's International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders'
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity

Balance at December 27, 2009	26,930	$358	$231,720	$(1,084)	$191,212	$(245,337)	$8,168	$185,037
Comprehensive income:
Net income	-	-	-	-	16,875	-	1,089	17,964
Change in valuation of interest rate
swap agreements, net of tax of $72	-	-	-	502	-	-	-	502
Foreign currency translation	-	-	-	(1,762)	-	-	-	(1,762)
Comprehensive income								16,704
Exercise of stock options	218	2	3,931	-	-	-	-	3,933
Tax effect of non-qualified
stock options	-	-	167	-	-	-	-	167
Acquisition of Company common stock	(215)	-	-	-	-	(5,269)	-	(5,269)
Net contributions (distributions) -
noncontrolling interests	-	-	-	-	-	-	(180)	(180)
Stock-based compensation expense	-	-	1,673	-	-	-	-	1,673
Other	80	-	2,035	-	-	-	-	2,035
Balance at March 28, 2010	27,013	$360	$239,526	$(2,344)	$208,087	$(250,606)	$9,077	$204,100

Balance at December 26, 2010	25,439	$361	$245,380	$849	$243,152	$(291,048)	$8,506	$207,200
Comprehensive income:
Net income	-	-	-	-	16,427	-	1,122	17,549
Change in valuation of interest rate
swap agreements, net of tax of $89	-	-	-	159	-	-	-	159
Foreign currency translation	-	-	-	1,114	-	-	-	1,114
Comprehensive income								18,822
Exercise of stock options	63	1	1,313	-	-	-	-	1,314
Tax effect of non-qualified
stock options	-	-	31	-	-	-	-	31
Acquisition of Company common stock	(143)	-	-	-	-	(4,119)	-	(4,119)
Net contributions (distributions) -
noncontrolling interests	-	-	-	-	-	-	(1,729)	(1,729)
Stock-based compensation expense	-	-	1,795	-	-	-	-	1,795
Other	-	-	(50)	-	-	152	-	102
Balance at March 27, 2011	25,359	$362	$248,469	$2,122	$259,579	$(295,015)	$7,899	$223,416

At March 28, 2010, the accumulated other comprehensive loss of $2,344 was comprised of a net unrealized loss on the interest rate swap agreements of $2,061, unrealized foreign currency translation losses of $231 and a $52 pension plan liability for PJUK.

At March 27, 2011, accumulated other comprehensive income of $2,122 was comprised of unrealized foreign currency translation gains.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	March 27, 2011	March 28, 2010
Operating activities
Net income, net of noncontrolling interests	$16,427	$16,875
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	39	497
Depreciation and amortization	8,312	7,880
Deferred income taxes	2,664	1,901
Stock-based compensation expense	1,795	1,673
Excess tax benefit related to exercise of non-qualified stock options	(107)	(207)
Other	43	330
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,011)	(3,247)
Inventories	(28)	514
Prepaid expenses	(324)	(986)
Other current assets	85	(270)
Other assets and liabilities	77	(645)
Accounts payable	(4,818)	(1,205)
Income and other taxes	5,240	7,370
Accrued expenses	(487)	(4,540)
Unearned franchise and development fees	(342)	73
Net cash provided by operating activities	25,565	26,013
Investing activities
Purchase of property and equipment	(4,823)	(9,125)
Purchase of investments	(205)	-
Proceeds from sale or maturity of investments	-	241
Loans issued	(165)	(310)
Loan repayments	1,468	579
Other	-	10
Net cash used in investing activities	(3,725)	(8,605)
Financing activities
Net repayments on line of credit facility	(51,000)	-
Excess tax benefit related to exercise of non-qualified stock options	107	207
Proceeds from exercise of stock options	1,314	3,933
Acquisition of Company common stock	(4,119)	(5,269)
Noncontrolling interests, net of contributions and distributions	(607)	909
Other	(10)	(10)
Net cash used in financing activities	(54,315)	(230)
Effect of exchange rate changes on cash and cash equivalents	(6)	(84)
Change in cash and cash equivalents	(32,481)	17,094
Cash and cash equivalents at beginning of period	46,225	25,457
Cash and cash equivalents at end of period	$13,744	$42,551

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 27, 2011

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended December 25, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 26, 2010.

2.  Significant Accounting Policies

Noncontrolling Interests

The Consolidation topic of the Accounting Standards Codification (“ASC”) requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The Consolidation topic further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the noncontrolling interest holder. Additionally, disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder.

Papa John’s had two joint venture arrangements as of March 27, 2011 and March 28, 2010, which were as follows:

	Restaurants as of March 27, 2011	Restaurants as of March 28, 2010	Restaurant Locations	Papa John's Ownership*	Noncontrolling Interest Ownership*

Star Papa, LP	75	75	Texas	51%	49%
Colonel's Limited, LLC	52	52	Maryland and Virginia	70%	30%

*The ownership percentages were the same for both the 2011 and 2010 periods presented in the accompanying consolidated financial statements.

The pre-tax income attributable to the joint ventures for the three months ended March 27, 2011 and March 28, 2010 was as follows:

	March 27,	March 28,
(In thousands)	2011	2010

Papa John's International, Inc.	$1,798	$1,647
Noncontrolling interests	1,122	1,089
Total pre-tax income	$2,920	$2,736

The noncontrolling interest holders’ equity in the joint venture arrangements totaled $7.9 million as of March 27, 2011 and $8.5 million as of December 26, 2010.

Deferred Income Tax Accounts and Tax Reserves

Papa John’s is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining Papa John’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize.

As of March 27, 2011, we had a net deferred tax asset balance of $6.6 million. We have not provided a valuation allowance for the deferred tax assets since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.

Reclassification of Hawaii, Alaska and Canada

In 2011, we realigned management responsibility and financial reporting for Hawaii, Alaska and Canada from our International business segment to Domestic franchising in order to better leverage existing infrastructure and systems. As a result, we renamed the Domestic franchising segment “North America Franchising” in the first quarter of 2011. Certain prior year amounts have been reclassified in our Consolidated Statements of Income and in our segment information to conform to the current year presentation.

Subsequent Events

As previously announced in our Form 8-K, on April 15, 2011, Mr. Jude Thompson resigned as our President and Co-Chief Executive Officer and as a member of the Board of Directors. In connection with Mr. Thompson’s resignation, the Company and Mr. Thompson entered into a Separation and General Release Agreement (the “Agreement”) under which Mr. Thompson remained employed with the Company through April 30, 2011. We do not expect the terms of the Agreement to have a material impact on our 2011 earnings. John H. Schnatter will continue to serve as the Company’s Founder, Chairman and Chief Executive Officer.

There were no other events for disclosure through the date the financial statements were issued and filed with this Form 10-Q.

3.  Accounting for Variable Interest Entities

The Consolidation topic of the ASC provides a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

Consolidation of a VIE is required if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.  The variable interest holder is also required to make disclosures about VIEs in which it has a significant variable interest even when it is not required to consolidate.

Through February 2011, we had a purchasing arrangement with BIBP Commodities, Inc. (BIBP), a special-purpose entity formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchased cheese at the market price and sold it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sold cheese to Papa John’s restaurants (both domestic Company-owned and franchised) at a fixed monthly price. PJFS purchased $25.1 million and $39.1 million of cheese from BIBP for the three months ended March 27, 2011 and March 28, 2010, respectively.

As the primary beneficiary of BIBP, a VIE, we recognized the operating losses generated by BIBP when BIBP’s shareholders’ equity was in a net deficit position. Further, we recognized the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. BIBP operated at breakeven for the three months ended March 27, 2011. We recognized pre-tax income of $3.5 million ($2.2 million net of tax, or $0.08 per diluted share) for the three months ended March 28, 2010, reflecting BIBP’s operating income, net of BIBP’s shareholders’ equity.

In February 2011, we terminated the purchasing agreement with BIBP and BIBP no longer has operating activities. Over 99% of our domestic franchisees have entered into a cheese purchasing agreement with PJFS. The cheese purchasing agreement requires participating domestic franchisees to purchase cheese through PJFS, or to pay the franchisee’s portion of any accumulated cheese liability upon ceasing to purchase cheese from PJFS when a liability exists. The cheese purchasing agreement specifies that PJFS will charge the franchisees a predetermined price for cheese on a monthly basis. Any difference between the amount charged to franchisees and the actual price paid by PJFS for cheese will be recorded as a receivable from or a payable to the franchisees, to be repaid based upon a predetermined formula outlined in the agreement.

4.  Debt

Our debt is comprised of the following (in thousands):

	March 27,	December 26,
	2011	2010

Revolving line of credit	$48,000	$99,000
Other	8	17
Total long-term debt	$48,008	$99,017

In September 2010, we entered into a five-year, unsecured Revolving Credit Facility (“New Credit Facility”) totaling $175.0 million that replaced a $175.0 million unsecured Revolving Credit Facility (“Old Credit Facility”). Under the New Credit Facility, outstanding balances accrue interest at 100.0 to 175.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option. The commitment fee on the unused balance ranges from 17.5 to 25.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the New Credit Facility. Outstanding balances under the Old Credit Facility accrued interest at 50.0 to 100.0 basis points over LIBOR or other bank developed rates, at our option. The commitment fee on the unused balance ranged from 12.5 to 20.0 basis points. The remaining availability under our New Credit Facility, reduced for certain outstanding letters of credit, was approximately $113.6 million as of March 27, 2011 and $59.1 million as of December 26, 2010. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The New Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. We were in compliance with all covenants at March 27, 2011 and December 26, 2010.

We had two interest rate swap agreements (Swaps) which expired in January 2011. As of March 27, 2011, the Company had no swap agreements. The Swaps provided for fixed rates of 4.98% and 3.74%, as compared to LIBOR, on the following amount of floating rate debt:

	Floating Rate Debt	Fixed Rates
The first interest rate swap agreement:
January 16, 2007 to January 15, 2009	$60 million	4.98%
January 15, 2009 to January 15, 2011	$50 million	4.98%

The second interest rate swap agreement:
January 31, 2009 to January 31, 2011	$50 million	3.74%

Our Swaps were derivative instruments that were designated as cash flow hedges because the Swaps provided a hedge against the effects of rising interest rates on present and/or forecasted future borrowings. The effective portion of the gain or loss on the Swaps was reported as a component of accumulated other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same period or periods during which the Swaps affected earnings. Gains or losses on the Swaps representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in current earnings. Amounts payable or receivable under the Swaps were accounted for as adjustments to interest expense.

The weighted average interest rate for our Revolving Credit Facility, including the impact of the previously mentioned Swaps, was 3.3% and 5.0% for the three months ended March 27, 2011 and March 28, 2010, respectively. Interest paid in the three months ended March 27, 2011 and March 28, 2010, including payments made or received under the Swaps, was $878,000 and $1.3 million, respectively.

5.  Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended
	March 27,	March 28,
	2011	2010

Basic earnings per common share:
Net income, net of noncontrolling interests	$16,427	$16,875
Weighted average shares outstanding	25,484	27,038
Basic earnings per common share	$0.64	$0.62

Earnings per common share - assuming dilution:
Net income, net of noncontrolling interests	$16,427	$16,875

Weighted average shares outstanding	25,484	27,038
Dilutive effect of outstanding compensation awards	273	116
Diluted weighted average shares outstanding	25,757	27,154
Earnings per common share - assuming dilution	$0.64	$0.62

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the quarter were not included in the computation of earnings per common share – assuming dilution because the effect would have been antidilutive.  The weighted average number of shares subject to the antidilutive options was 439,000 and 1.4 million at March 27, 2011 and March 28, 2010, respectively.

6.  Contingencies

We are subject to claims and legal actions in the ordinary course of business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

7.  Segment Information

We have defined six reportable segments: domestic Company-owned restaurants, domestic commissaries, North America Franchising, international operations, variable interest entities (“VIEs”) and “all other” units.

The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as restaurants operating in the United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and other food and beverage products to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to Company-owned and franchised restaurants. The North America Franchising segment consists of our franchise sales and support activities and derives its revenues from the sale of franchise and development rights and the collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, China and Mexico and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. BIBP is a variable interest entity in which we are deemed the primary beneficiary, as defined in Note 3, and is the only activity reflected in the VIE segment. All other business units that do not meet the quantitative thresholds for determining reportable segments consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our online and other technology-based ordering platforms.

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

As previously noted, beginning in 2011, we realigned management responsibility for Hawaii, Alaska and Canada from International to Domestic franchising in order to better leverage existing infrastructure and systems. As a result, we renamed the Domestic franchising segment “North America Franchising” in the first quarter of 2011. The prior year data in the following table has been reclassified from International to North America Franchising to conform to the current year presentation.

Our segment information is as follows (in thousands):

	Three Months Ended
	March 27, 2011	March 28, 2010
Revenues from external customers:
Domestic Company-owned restaurants	$138,671	$129,644
Domestic commissaries	127,672	112,640
North America Franchising *	19,916	18,250
International *	12,761	10,739
All others	13,447	14,513
Total revenues from external customers	$312,467	$285,786

Intersegment revenues:
Domestic commissaries	$38,100	$33,643
North America Franchising	548	504
International	47	333
Variable interest entities	25,117	39,143
All others	2,555	3,150
Total intersegment revenues	$66,367	$76,773

Income (loss) before income taxes:
Domestic Company-owned restaurants	$10,883	$11,445
Domestic commissaries	9,554	7,148
North America Franchising *	18,009	16,351
International *	(816)	(1,532)
Variable interest entities	-	3,485
All others	(378)	949
Unallocated corporate expenses	(9,769)	(10,830)
Elimination of intersegment profits	(703)	(87)
Total income before income taxes	$26,780	$26,929
Income attributable to noncontrolling interests	(1,122)	(1,089)
Total income before income taxes, net of noncontrolling interests	$25,658	$25,840

Property and equipment:
Domestic Company-owned restaurants	$166,683
Domestic commissaries	82,845
International	17,721
All others	34,575
Unallocated corporate assets	128,493
Accumulated depreciation and amortization	(247,593)
Net property and equipment	$182,724

*
The results for the three months ended March 28, 2010 for franchised restaurants operating in Hawaii, Alaska and Canada have been reclassified from International to North America Franchising to conform to the current year presentation.  The impact of the reclassification was to increase North America Franchising revenues and income before income taxes by approximately $470 and $430, respectively, with corresponding decreases in the International operating segment results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At March 27, 2011, there were 3,687 Papa John’s restaurants (613 Company-owned and 3,074 franchised) operating in all 50 states and 32 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Long-Lived and Intangible Assets

The recoverability of long-lived assets is evaluated if impairment indicators exist. Indicators of impairment include historical financial performance, current operating trends and our future operating plans. If impairment indicators exist, we evaluate the recoverability of long-lived assets on an operating unit basis (e.g., an individual restaurant) based on undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. Recorded values for long-lived assets that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or estimated net realizable value for assets held for sale.

The recoverability of indefinite-lived intangible assets (i.e., goodwill) is evaluated annually or more frequently if impairment indicators exist, on a reporting unit basis, by comparing the estimated fair value to its carrying value. Our estimated fair value for Company-owned restaurants is comprised of two components. The first component is the estimated cash sales price that would be received at the time of the sale and the second component is an investment in the continuing franchise agreement, representing the discounted value of future royalties less any incremental direct operating costs, that would be collected under the ten-year franchise agreement.

At March 27, 2011, we had a net investment of approximately $21.5 million associated with our United Kingdom subsidiary (PJUK). The goodwill allocated to this entity was approximately $15.2 million at March 27, 2011. We have previously recorded goodwill impairment charges for this entity. We believe PJUK will continue to improve its operating results, including efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual restaurants and increase net PJUK franchised unit openings over the next several years. If our continued growth initiatives with PJUK are not successful, future impairment charges could be recorded.

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

Deferred Income Tax Accounts and Tax Reserves

Papa John’s is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining Papa John’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize.

As of March 27, 2011, we had a net deferred tax asset balance of $6.6 million. We have not provided a valuation allowance for the deferred tax assets since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.

Consolidation of BIBP Commodities, Inc. as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducted a cheese-purchasing program on behalf of Company-owned and franchised restaurants operating in the United States through February 2011. As the primary beneficiary, we consolidate the operating results of BIBP. BIBP operated at breakeven for the three months ended March 27, 2011 and recognized pre-tax income of $3.5 million for the three months ended March 28, 2010. Consolidation accounting required the net impact from the consolidation of BIBP to be reflected primarily in three separate components of our statement of income. The first component was the portion of BIBP operating income or loss attributable to the amount of cheese purchased by Company-owned restaurants during the period. This portion of BIBP operating income was reflected as a reduction in the “Domestic Company-owned restaurant expenses - cost of sales” line item. This approach effectively reported cost of sales for Company-owned restaurants as if the purchasing arrangement with BIBP did not exist and such restaurants were purchasing cheese at the spot market prices (i.e., the impact of BIBP was eliminated in consolidation).

The second component of the net impact from the consolidation of BIBP was reflected in the caption “Loss (income) from the franchise cheese-purchasing program, net of noncontrolling interest.” This line item represented BIBP’s income or loss from purchasing cheese at the spot market price and selling to franchised restaurants at a fixed monthly price, net of any income or loss attributable to the noncontrolling interest BIBP shareholders. The amount of income or loss attributable to the BIBP shareholders depended on its cumulative shareholders’ equity balance and the change in such balance during the reporting period. The third component was reflected as interest expense, when BIBP was in a net borrowing position during the reporting period.

The following table summarizes the impact of BIBP, prior to the required consolidating eliminations, on our consolidated statements of income for the three months ended March 27, 2011 and March 28, 2010 (in thousands):

	Three Months Ended
	March 27, 2011	March 28, 2010

BIBP sales	$25,117	$39,143

Cost of sales	25,100	35,495
General and administrative expenses	17	29
Total costs and expenses	25,117	35,524
Operating income	-	3,619
Interest expense	-	(134)
Income before income taxes	$-	$3,485

In February 2011, we terminated the purchasing arrangement with BIBP and BIBP no longer has operating activities. Over 99% of our domestic franchisees have entered into a cheese purchasing agreement with PJFS. The cheese purchasing agreement requires participating domestic franchisees to purchase cheese through PJFS, or to pay the franchisee’s portion of any accumulated cheese liability upon ceasing to purchase cheese from PJFS when a liability exists. The cheese purchasing agreement specifies that PJFS will charge the franchisees a predetermined price for cheese on a monthly basis. Any difference between the amount charged to franchisees and the actual price paid by PJFS for cheese will be recorded as a receivable from or a payable to the franchisees, to be repaid based upon a predetermined formula outlined in the agreement.

Non-GAAP Measures

The financial measures we present in this report that exclude the impact of the consolidation of BIBP are not measures defined within accounting principles generally accepted in the United States (“GAAP”). These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. We believe the financial information excluding the impact of the consolidation of BIBP is important for purposes of comparison to prior period results. We analyze our business performance and trends excluding the impact of the consolidation of BIBP because the results of BIBP are not indicative of our principal operating activities of the Company. In addition, annual cash bonuses, and certain long-term incentive programs for various levels of management, were based on financial measures that excluded BIBP. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Restaurant Progression:

	Three Months Ended
	March 27, 2011	March 28, 2010

Papa John's Restaurant Progression:
North America Company-owned:
Beginning of period	591	588
Opened	1	4
Closed	-	(1)
End of period	592	591
International Company-owned:
Beginning of period	21	26
Acquired from franchisees	-	1
End of period	21	27
North America franchised (a):
Beginning of period	2,346	2,246
Opened	32	36
Closed	(7)	(30)
End of period	2,371	2,252
International franchised (a):
Beginning of period	688	609
Opened	23	24
Sold to Company	-	(1)
Closed	(8)	(11)
End of period	703	621
Total restaurants - end of period	3,687	3,491

(a)
The restaurant unit data for the three months ended March 28, 2010 has been adjusted to reflect the reclassification of restaurants operating in Hawaii, Alaska and Canada from International franchised to North America franchised. There were 58 restaurants reclassified from International to North America franchised as of March 28, 2010.

Franchise Support Incentives

In December 2010, our domestic franchisees voted in favor of a proposal to increase the national marketing fund contribution rate for 2011 to 2013 (“National Marketing Fund Agreement”). The primary terms of the National Marketing Fund Agreement are as follows:

•
National Marketing Fund Contribution Rate – Domestic Company-owned and franchised restaurants will contribute 4.0% of sales to the marketing fund in 2011 and have agreed to a minimum contribution rate in 2012 and 2013. The Company expects this agreement to primarily represent a shift, or a slight increase, in total marketing spend, and believes an increase in marketing spend on a national basis will improve the consistency of the overall marketing message and favorably impact brand awareness.

•
BIBP Accumulated Deficit – BIBP had an accumulated deficit (representing prior purchases of cheese by PJFS from BIBP at below market prices) of $14.2 million at December 26, 2010. PJFS agreed to pay to BIBP the amount equal to the accumulated deficit at December 26, 2010. Accordingly, BIBP recorded a decrease of $14.2 million in cost of sales and PJFS recorded a corresponding increase in cost of sales in the 2010 financial statements. This transaction did not have any impact on the Company's 2010 consolidated income statement results since both PJFS and BIBP were fully consolidated with the Company’s financial results.

•
Cheese Purchasing Agreement – As previously discussed, in order to facilitate franchisees' planning of food costs and promotions going forward, PJFS agreed to charge a fixed monthly price for cheese to franchisees who signed a cheese purchasing agreement with PJFS.

•	Online Ordering System Fees – The Company agreed to reduce the online ordering fee paid by domestic franchisees by 0.5% for 2011, and agreed to limit the fee for 2012 and 2013.
•
Royalty Rebate Program – The standard royalty rate in 2011 is 5.0% of sales. Franchisees can earn up to a 0.25% quarterly royalty rebate for 2011 to 2013 by meeting certain sales growth targets; they can earn an additional 0.20% royalty rebate in 2011 by making specified re-imaging restaurant lobby investments. The Company agreed to consider a similar capital investment-based royalty rebate opportunity for franchisees in 2012 and 2013 as well.

We offer the following franchise support initiatives in addition to the National Marketing Fund Agreement initiatives discussed above: (i) Provide food cost relief by lowering the commissary margin on certain commodities sold by PJFS to the franchise system and by providing incentive rebate opportunities; (ii) Provide targeted royalty relief and local marketing support to assist certain identified franchisees or markets; (iii) Provide restaurant opening incentives; and (iv) Provide financing on a selected basis to assist new or existing franchisees with the acquisition of troubled franchise restaurants. In 2010, we provided additional system-wide national marketing contributions, additional system-wide local print marketing contributions and certain system-wide incentives.

Results of Operations

Summary of Operating Results - Segment Review

Discussion of Revenues

Total revenues were $312.5 million for the first quarter of 2011, representing an increase of 9.3% from revenues of $285.8 million for the same quarter in 2010. The increase of $26.7 million in revenues was due to the following:

•
Company-owned restaurant sales increased $9.0 million, or 7.0%, from the corresponding 2010 quarter, reflecting an increase of 6.7% in comparable sales during the first quarter of 2011.  An increase in customer traffic was partially offset by a decrease in the average ticket spend as a result of increased levels of discounting, as compared to the first quarter of 2010. “Comparable sales” represents sales generated by restaurants open throughout both periods reported.

•
North America franchise royalty revenue increased $1.7 million, or 9.3%, primarily due to a 5.9% increase in comparable sales and an increase in net franchise units over the prior year. The impact of the standard royalty rate increase to 5.0% (0.25% increase over 2010) was substantially offset by the franchisees’ ability to earn up to a 0.25% royalty rebate by meeting certain sales growth targets and an additional 0.20% royalty rebate by making specified re-imaging restaurant lobby investments as part of the previously announced National Marketing Fund Agreement.

•	Domestic commissary sales increased $15.0 million, or 13.3%, due to an increase in sales volumes and increases in the prices of certain commodities.
•
International revenues increased $2.0 million, or 18.8%, primarily due to an increase in the number of restaurants in addition to a 5.6% increase in comparable sales, calculated on a constant dollar basis. This increase was partially offset by the prior year including revenues from Company-owned restaurants located in the United Kingdom, which were sold in the third quarter of 2010.

•
These increases were partially offset by a $1.1 million, or 7.3%, decrease in other sales primarily resulting from a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, and an online fee reduction in connection with the new National Marketing Fund Agreement.

Discussion of Operating Results

Our income before income taxes, net of noncontrolling interests, totaled $25.7 million for the first quarter of 2011, compared to $25.8 million for the same period in 2010 as summarized in the following table on an operating segment basis (in thousands):

	Three Months Ended
	March 27,	March 28,	Increase
	2011	2010	(Decrease)

Domestic Company-owned restaurants	$10,883	$11,445	$(562)
Domestic commissaries	9,554	7,148	2,406
North America Franchising*	18,009	16,351	1,658
International *	(816)	(1,532)	716
All others	(378)	949	(1,327)
Unallocated corporate expenses	(9,769)	(10,830)	1,061
Elimination of intersegment profits	(703)	(87)	(616)
Income before income taxes, excluding variable interest entities	26,780	23,444	3,336
BIBP, a variable interest entity	-	3,485	(3,485)
Total income before income taxes	26,780	26,929	(149)
Income attributable to noncontrolling interests	(1,122)	(1,089)	(33)
Total income before income taxes, net of noncontrolling interests	$25,658	$25,840	$(182)

*In 2011, we realigned management responsibility for Hawaii, Alaska and Canada from International to Domestic franchising in order to better leverage existing infrastructure and systems. As a result, we renamed the Domestic franchising segment “North America Franchising”. The prior year income before income taxes for these restaurants has been reclassified from International to North America Franchising to conform to the current year presentation. The impact of the reclassification was to increase North America Franchising income before income taxes by approximately $430,000, with a corresponding decrease in the International operating segment results.

First quarter 2011 income before income taxes, net of noncontrolling interests, was $25.7 million, representing a $3.3 million, or 14.8%, increase over the 2010 comparable results (excluding the impact of the consolidation of BIBP (pre-tax income of $3.5 million or $0.08 per diluted share in 2010)). The increase was principally due to the following:

•
Domestic Company-owned Restaurant Segment. Domestic company-owned restaurants’ operating income was $10.9 million in the first quarter of 2011 as compared to $11.5 million in the comparable 2010 period. The decrease of approximately $600,000 in the first quarter of 2011 was primarily due to increased commodity and advertising costs. The increased costs were partially offset by the profits from higher comparable sales, which were driven primarily by higher transaction levels slightly offset by a lower average ticket price.

•
Domestic Commissary Segment. Domestic commissaries’ operating income increased approximately $2.4 million for first quarter primarily due to increased sales volumes, partially offset by an increase in distribution costs due to higher volumes and fuel prices.

•
North America Franchising Segment.  North America Franchising operating income increased approximately $1.7 million to $18.0 million for the first quarter of 2011, as compared to the comparable 2010 period. The increase was due to the previously mentioned royalty revenue increases, partially offset by the royalty rebates described above.

•
International Segment. The operating loss during the first quarter of 2011 for the international segment was approximately $800,000 as compared to a loss of $1.5 million in the first quarter of 2010. The improvement of approximately $700,000 in the operating results was primarily due to increased royalties due to growth in the number of units and the 5.6% increase in comparable sales. Additionally, the prior year results included start-up costs associated with our Company-owned commissary in the United Kingdom that opened during 2010.

•
All Others Segment. The “All others” reporting segment reported a loss of approximately $400,000 in 2011 as compared to income of approximately $900,000 in 2010. The decrease of $1.3 million was primarily due to a decline in the operating results of Preferred Marketing Solutions and our online operations (“eCommerce”). The Preferred Marketing Solutions decrease was due to the previously noted reduction in sales. Our eCommerce operations had both lower revenues, due to a reduction in the online ordering fee charged to domestic franchised restaurants (the fee was reduced by 0.5% in 2011 as part of the National Marketing Fund Agreement), and an increase in infrastructure and support costs attributable to the new online ordering system introduced in the fourth quarter of 2010.

•
Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $1.1 million for the first quarter of 2011 as compared to the corresponding quarter in 2010. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended
	March 27,	March 28,	Increase
	2011	2010	(decrease)

General and administrative (a)	$7,385	$6,655	$730
Net interest (b)	431	904	(473)
Depreciation	2,178	2,165	13
Franchise support initiatives (c)	-	1,250	(1,250)
Provision for uncollectible accounts
and notes receivable	32	315	(283)
Other income	(257)	(459)	202
Total unallocated corporate expenses	$9,769	$10,830	$(1,061)

(a)	Unallocated general and administrative costs increased primarily due to increased travel costs.

(b)	The decrease in net interest expense reflects the decrease in our average outstanding debt balance and lower interest rates as our two interest rate swap agreements expired in January 2011.

(c)
In 2010, franchise support initiatives primarily consist of discretionary contributions to the national marketing fund and other local advertising cooperatives. We have not made any discretionary contributions during 2011 and have instead offered various incentives that can be earned in connection with the National Marketing Fund Agreement. The financial impact of such incentives is reflected in the North America Franchising segment.

Diluted earnings per share were $0.64 in the first quarter of 2011, compared to $0.62 (including an $0.08 per share gain from the consolidation of BIBP in the first quarter of 2010).

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $138.7 million for the first quarter of 2011, an increase of $9.0 million, or 7.0%, compared to the first quarter of 2010 primarily due to the previously mentioned increase of 6.7% in comparable sales during the first quarter of 2011.

North America franchise sales for the first quarter of 2011 increased 10.2% to $451.0 million from $409.1 million for the same quarter in 2010, as comparable sales increased 5.9% and equivalent units increased 4.7%.  Franchise restaurant sales are not included in Company revenues. North America franchise royalties were $19.7 million in the first quarter of 2011, compared to $18.0 million in the same quarter of 2010. The increase in royalties was primarily due to the previously noted increases in franchise sales. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

Average weekly sales for comparable units include restaurants that were open throughout the periods presented below. The comparable sales base for domestic Company-owned and North America franchised restaurants, respectively, includes restaurants acquired by the Company or divested to franchisees during the previous twelve months. Average weekly sales for non-comparable units include restaurants that were not open throughout the periods presented below and include non-traditional sites. Average weekly sales for non-traditional units that do not have continuous operations are calculated based upon actual days open.

The comparable sales base and average weekly sales for 2011 and 2010 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	March 27, 2011		March 28, 2010
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	592	2,371	591	2,252
Equivalent units	586	2,293	585	2,191
Comparable sales base units	578	2,104	575	2,071
Comparable sales base percentage	98.6%	91.8%	98.3%	94.5%
Average weekly sales - comparable units	$18,295	$15,426	$17,162	$14,543
Average weekly sales - total non-comparable units	$11,476	$11,817	$10,791	$11,288
Average weekly sales - all units	$18,201	$15,128	$17,056	$14,365

Note: Franchised data for the three months ended March 28, 2010 has been reclassified to include 58 units in Hawaii, Alaska and Canada. These units were previously reported in our international business segment.

Domestic commissary sales increased 13.3% to $127.7 million for the first quarter of 2011, from $112.6 million in the comparable 2010 quarter, reflecting an increase in the volume of sales and an increase in the prices of certain commodities.

Other sales decreased $1.1 million, or 7.3%, resulting from a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, and an online fee reduction in connection with the new National Marketing Fund Agreement.

International revenues increased 18.8% to $12.8 million for the first quarter of 2011, compared to $10.7 million for the comparable quarter in 2010, reflecting an increase in the number of restaurants in addition to a 5.6% increase in comparable sales, calculated on a constant dollar basis. This increase was partially offset by the prior year including revenues from Company-owned restaurants located in the United Kingdom, which were sold in the third quarter of 2010. Our PJUK operations, denominated in British Pounds Sterling and converted to U.S. dollars, represent approximately 48% of international revenues in the first quarter of 2011, compared to 50% in the same period of 2010.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 20.4% in the first quarter of 2011 compared to 22.8% (22.1% excluding BIBP) for the same period in 2010.  Excluding the impact of consolidating BIBP in 2010, the restaurant operating margin decreased 1.7%, consisting of the following differences:

•	Cost of sales was 1.5% higher for the first quarter of 2011, as compared to the first quarter of 2010, due to the impact of higher commodities costs, principally cheese, wheat and certain meats.
•	Salaries and benefits were 0.2% lower as a percentage of sales in the first quarter of 2011, compared to the first quarter of 2010.
•
Advertising and related costs as a percentage of sales were 0.4% higher in the first quarter of 2011 as compared to the first quarter of 2010. The increase in advertising was due to an increase in local store marketing activities.

•	Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 20.1% for both the first quarter of 2011 and 2010.

Domestic commissary and other margin was 8.6% in the first quarter of 2011, compared to 9.0% for the same period in 2010. Cost of sales was 75.4% of revenues in the first quarter of 2011, compared to 74.9% for the same period in 2010. The domestic commissary cost of sales percentage was relatively flat in both periods. Cost of sales increased primarily due to a reduction in online fee revenue from franchisees in connection with the National Marketing Fund Agreement and an increase in eCommerce support costs. Salaries and benefits were 6.4% of revenues in the first quarter of 2011, compared to 6.9% of revenues in the first quarter of 2010 reflecting the benefit of increased sales. Other operating expenses increased as a percentage of sales to 9.6% in the first quarter of 2011, compared to 9.2% in the prior comparable period, primarily due to higher distribution costs, including an increase in fuel costs.

We recorded pre-tax income from the franchise cheese-purchasing program, net of noncontrolling interest, of $2.8 million during the first quarter of 2010 (breakeven in 2011). These results only represent the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was income of approximately $3.5 million in the first quarter of 2010 (none in 2011).

International operating expenses were 85.9% of international restaurant and commissary sales as compared to 89.5% in the first quarter of 2010. The improvement in operating expenses as a percentage of sales was primarily due to the prior year including start-up costs associated with our PJUK commissary.

The first quarter 2011 general and administrative costs were $29.1 million or 9.3% of revenues, as compared to $27.9 million or 9.7% of revenues in the same period of 2010. The increase is primarily due to increased travel costs.

Other general expenses reflected net expense of $781,000 in the first quarter of 2011 compared to $2.3 million for the comparable period in 2010 as detailed below (in thousands):

	March 27,	March 28,	Increase
	2011	2010	(Decrease)

Disposition and valuation-related costs	$185	$308	$(123)
Provision for uncollectible accounts and notes receivable	82	370	(288)
Pre-opening costs	27	111	(84)
Franchise support initiatives (a)	-	1,250	(1,250)
Franchise incentives (b)	272	140	132
Other	215	111	104
Total other general expenses	$781	$2,290	$(1,509)

(a)
Primarily consists of discretionary contributions to the national marketing fund and other local advertising cooperatives. We have not made any discretionary contributions during 2011 and have instead offered various incentives that can be earned in connection with the National Marketing Fund Agreement.

(b)	Includes incentives provided to franchisees for opening new domestic restaurants.

Depreciation and amortization was $8.3 million (2.7% of revenues) for the first quarter of 2011 and $7.9 million (2.8% of revenues) for the first quarter of 2010. The increase in depreciation and amortization expense is primarily due to depreciation related to enhancements made to our online ordering system in late 2010.

Net interest. Net interest expense was approximately $400,000 in the first quarter of 2011 as compared to $1.0 million in the first quarter of 2010, reflecting a lower average outstanding debt balance and a lower effective interest rate due to the expiration of our two interest rate swap agreements during January 2011.

Income Tax Expense.  The effective income tax rate was 34.5% for the first quarter of 2011 and 33.3% for the same period in 2010 (32.8% in 2010, excluding BIBP). The effective rate may fluctuate from quarter to quarter for various reasons, including settlement or resolution of specific federal and state tax issues.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	March 27,	December 26,
	2011	2010

Revolving line of credit	$48,000	$99,000
Other	8	17
Total long-term debt	$48,008	$99,017

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

Our New Credit Facility contains customary affirmative and negative covenants, including the following financial covenants, as defined by the New Credit Facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	March 27, 2011

Leverage Ratio	Not to exceed 2.5 to 1.0	0.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.7 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants at March 27, 2011 and December 26, 2010.

Cash flow provided by operating activities was $25.6 million for the three months ended March 27, 2011, compared to $26.0 million for the same period in 2010. The consolidation of BIBP increased cash flow from operations by approximately $3.5 million in the first quarter of 2010. Excluding the impact of BIBP, cash flow from operations was $25.6 million in the first quarter of 2011 compared to $22.5 million in the first quarter of 2010. The increase of approximately $3.0 million was due to higher net income and favorable working capital changes.

Our free cash flow for the three months ended March 27, 2011 and March 28, 2010 was as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2011	2010

Net cash provided by operating activities	$25,565	$26,013
Pre-tax income from BIBP cheese purchasing entity	-	(3,485)
Purchase of property and equipment	(4,823)	(9,125)
Free cash flow (a)	$20,742	$13,403

(a)
Free cash flow is defined as net cash provided by operating activities (from the consolidated statements of cash flows) excluding the impact of BIBP, less the purchase of property and equipment. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our performance than the Company’s GAAP measures.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, including re-image costs for Company-owned restaurants in connection with a domestic system-wide re-image program, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Purchases of property and equipment amounted to $4.8 million for the three months ended March 27, 2011.

Our Board of Directors has authorized the repurchase of our common stock through December 31, 2011. We repurchased approximately 143,000 shares of our common stock at an average price of $28.81 per share, or a total of $4.1 million, during the first quarter of 2011. As of March 27, 2011, approximately $32.7 million remained available for repurchase of common stock under this authorization.

Our outstanding principal balance under our revolving line of credit decreased from $99.0 million at December 26, 2010 to $48.0 million at March 27, 2011, as we used cash on hand from the end of year and cash flow from operations to reduce the outstanding debt.

We expect to fund planned capital expenditures and any additional share repurchases of our common stock for the remainder of 2011 from cash on hand and operating cash flows.

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

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales, including an increase in or continuation of the current aggressive pricing and promotional environment; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs (including the impact of federal health care legislation); the ability of the Company to pass along such increases in or sustained high costs to franchisees or consumers; the impact of current or future legal claims and current or proposed legislation impacting our business; the impact that product recalls, food quality or safety issues, and general public health concerns could have on our restaurants; currency exchange and interest rates; and increased risks associated with our international operations, including economic and political conditions in our international markets and difficulty in meeting planned sales targets for our international operations. These and other risk factors as discussed in detail in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for our 2010 fiscal year could materially affect the Company’s business, financial condition or operating results. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at March 27, 2011 was principally comprised of a $48.0 million outstanding principal balance on the $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR) plus a 100.0 to 175.0 basis point spread, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

We had two interest rate swap agreements (Swaps) that expired in January 2011. The Swaps provided for fixed rates of 4.98% and 3.74%, as compared to LIBOR, on the following amount of floating rate debt:

	Floating Rate Debt	Fixed Rates
The first interest rate swap agreement:
January 16, 2007 to January 15, 2009	$60 million	4.98%
January 15, 2009 to January 15, 2011	$50 million	4.98%

The second interest rate swap agreement:
January 31, 2009 to January 31, 2011	$50 million	3.74%

The effective interest rate on the revolving line of credit was 1.25% as of March 27, 2011. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of March 27, 2011 would have a $480,000 impact on annual interest expense.

We do not enter into financial instruments to manage foreign currency exchange rates since less than 5% of our total revenues are derived from sales to customers and royalties outside the United States.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. As previously discussed in “Results of Operations and Critical Accounting Policies and Estimates”, we had a purchasing arrangement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to restaurants operating in the United States. In February 2011, we terminated this purchasing arrangement with BIBP and BIBP ceased operations. Over 99% of our franchisees have entered into a cheese purchasing agreement with PJFS. The cheese purchasing agreement specifies that PJFS will charge the franchisees a predetermined price for cheese on a monthly basis. Any difference between the amount charged to franchisees and the actual price paid by PJFS for cheese will be recorded as a receivable from or a payable to the franchisees, to be repaid based upon a predetermined formula outlined in the agreement.

Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our 2010 operating results and operated at breakeven in 2011.

The following table presents the actual average block price for cheese by quarter through the first quarter of 2011, the projected 2011 average block price for cheese by quarter (based on the April 27, 2011 Chicago Mercantile Exchange (CME) milk futures market prices), and the average BIBP block price by quarter through 2010:

	2011		2010
	Projected		BIBP	Actual
	Block Price		Block Price	Block Price

Quarter 1	$1.695		$1.595	$1.431
Quarter 2	1.697	*	1.529	1.407
Quarter 3	1.816	*	1.572	1.597
Quarter 4	1.755	*	1.645	1.578
Full Year	$1.741	*	$1.585	$1.503

*amounts are estimates based on futures prices

BIBP operated at breakeven in the first quarter of 2011. The following table presents the 2010 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2010
Quarter 1	$3,485
Quarter 2	2,678
Quarter 3	(658)
Quarter 4 (a)	15,449
Full Year	$20,954

(a)
Includes a reduction in BIBP's cost of sales of $14.2 million at 2010 fiscal year-end associated with PJFS's agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $825.0 million of common stock under a share repurchase program that began on December 9, 1999 and expires on December 31, 2011. Through March 27, 2011, a total of 45.5 million shares with an aggregate cost of $792.3 million and an average price of $17.40 per share have been repurchased under this program. As of March 27, 2011, approximately $32.7 million remained available for the repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the first three months of 2011 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

12/27/2010 - 01/23/2011	66	$27.93	45,455	$35,030
01/24/2011 - 02/20/2011	-	- *	45,455	$35,030
02/21/2011 - 03/27/2011	77	$29.57	45,532	$32,742

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

Item 6.  Exhibits

Exhibit Number	Description

10.1
Agreement and Release between Papa John’s International, Inc. and J. David Flanery dated March 25, 2011. Exhibit 10.1 to our report on Form 8-K/A filed on March 28, 2011 is incorporated herein by reference.

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

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 27, 2011, filed on May 3, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 3, 2011	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President and
Chief Financial Officer