Form 10-Q
period 2011-06-26
PAPA JOHNS INTERNATIONAL INC
filed 2011-08-02
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2011

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

At July 27, 2011, there were outstanding 25,308,455 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	June 26, 2011	December 26, 2010
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$20,106	$46,225
Accounts receivable, net	26,471	25,357
Inventories	15,583	17,402
Prepaid expenses	10,277	10,009
Other current assets	3,710	3,732
Deferred income taxes	7,626	9,647
Total current assets	83,773	112,372
Investments	1,714	1,604
Net property and equipment	182,788	186,594
Notes receivable, net	15,281	17,354
Goodwill	74,746	74,697
Other assets	22,393	23,320
Total assets	$380,695	$415,941

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,599	$31,569
Income and other taxes payable	6,868	6,140
Accrued expenses	49,813	52,978
Total current liabilities	86,280	90,687
Unearned franchise and development fees	6,651	6,596
Long-term debt	48,000	99,017
Other long-term liabilities	12,478	12,100
Deferred income taxes	3,485	341
Stockholders’ equity:
Preferred stock	-	-
Common stock	365	361
Additional paid-in capital	256,705	245,380
Accumulated other comprehensive loss	1,608	849
Retained earnings	271,703	243,152
Treasury stock	(315,108)	(291,048)
Total stockholders' equity, net of noncontrolling interests	215,273	198,694
Noncontrolling interests in subsidiaries	8,528	8,506
Total stockholders’ equity	223,801	207,200
Total liabilities and stockholders’ equity	$380,695	$415,941

Note: The balance sheet at December 26, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
 Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
North America revenues:
Domestic Company-owned restaurant sales	$127,641	$124,594	$266,312	$254,238
Franchise royalties	18,103	17,440	37,834	35,485
Franchise and development fees	124	106	309	311
Domestic commissary sales	121,027	113,936	248,699	226,576
Other sales	12,370	13,023	25,817	27,536
International revenues:
Royalties and franchise and development fees	4,049	3,153	7,811	6,319
Restaurant and commissary sales	10,220	8,395	19,219	15,968
Total revenues	293,534	280,647	606,001	566,433
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	30,162	27,020	62,262	54,306
Salaries and benefits	34,367	34,192	72,016	69,595
Advertising and related costs	11,898	11,149	24,687	22,553
Occupancy costs	7,939	7,930	15,808	15,770
Other operating expenses	18,492	17,844	38,407	36,034
Total domestic Company-owned restaurant expenses	102,858	98,135	213,180	198,258
Domestic commissary and other expenses:
Cost of sales	103,529	95,195	209,972	190,487
Salaries and benefits	8,651	8,568	17,662	17,300
Other operating expenses	13,084	11,841	26,669	23,541
Total domestic commissary and other expenses	125,264	115,604	254,303	231,328
Income from the franchise cheese-purchasing program,
net of noncontrolling interest	-	(2,173)	-	(4,982)
International operating expenses	8,756	7,430	16,484	14,206
General and administrative expenses	27,617	28,990	56,691	56,850
Other general expenses	1,459	1,687	2,240	3,977
Depreciation and amortization	8,425	8,175	16,737	16,055
Total costs and expenses	274,379	257,848	559,635	515,692
Operating income	19,155	22,799	46,366	50,741
Investment income	205	197	382	428
Interest expense	(293)	(1,333)	(901)	(2,577)
Income before income taxes	19,067	21,663	45,847	48,592
Income tax expense	6,014	7,560	15,245	16,525
Net income, including noncontrolling interests	13,053	14,103	30,602	32,067
Less: income attributable to noncontrolling interests	(929)	(911)	(2,051)	(2,000)
Net income, net of noncontrolling interests	$12,124	$13,192	$28,551	$30,067

Basic earnings per common share	$0.48	$0.49	$1.12	$1.12
Earnings per common share - assuming dilution	$0.47	$0.49	$1.11	$1.11

Basic weighted average shares outstanding	25,464	26,760	25,474	26,901
Diluted weighted average shares outstanding	25,685	26,971	25,713	27,036

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Papa John's International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders'
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity

Balance at December 27, 2009	26,930	$358	$231,720	$(1,084)	$191,212	$(245,337)	$8,168	$185,037
Comprehensive income:
Net income	-	-	-	-	30,067	-	2,000	32,067
Change in valuation of interest rate
swap agreements, net of tax of $646	-	-	-	1,149	-	-	-	1,149
Foreign currency translation	-	-	-	(1,437)	-	-	-	(1,437)
Comprehensive income								31,779
Exercise of stock options	273	2	4,838	-	-	285	-	5,125
Tax effect of non-qualified
stock options	-	-	179	-	-	-	-	179
Acquisition of Company common stock	(975)	-	-	-	-	(24,417)	-	(24,417)
Net contributions (distributions) -
noncontrolling interests	-	-	-	-	-	-	(870)	(870)
Stock-based compensation expense	-	-	3,549	-	-	-	-	3,549
Issuance of restricted stock	30	-	(854)	-	-	817	-	(37)
Other	-	-	2,153	-	-	-	-	2,153
Balance at June 27, 2010	26,258	$360	$241,585	$(1,372)	$221,279	$(268,652)	$9,298	$202,498

Balance at December 26, 2010	25,439	$361	$245,380	$849	$243,152	$(291,048)	$8,506	$207,200
Comprehensive income:
Net income	-	-	-	-	28,551	-	2,051	30,602
Change in valuation of interest rate
swap agreements, net of tax of $89	-	-	-	159	-	-	-	159
Foreign currency translation	-	-	-	600	-	-	-	600
Comprehensive income								31,361
Exercise of stock options	444	4	10,659	-	-	-	-	10,663
Tax effect of non-qualified
stock options	-	-	(496)	-	-	-	-	(496)
Acquisition of Company common stock	(817)	-	-	-	-	(26,162)	-	(26,162)
Net contributions (distributions) -
noncontrolling interests	-	-	-	-	-	-	(2,029)	(2,029)
Stock-based compensation expense	-	-	3,903	-	-	-	-	3,903
Issuance of restricted stock	76	-	(2,683)	-	-	1,884	-	(799)
Other	-	-	(58)	-	-	218	-	160
Balance at June 26, 2011	25,142	$365	$256,705	$1,608	$271,703	$(315,108)	$8,528	$223,801

At June 27, 2010, the accumulated other comprehensive loss of $1,372 was comprised of a net unrealized loss on the interest rate swap agreements of $1,413 and a $52 pension plan liability for PJUK, offset by unrealized foreign currency translation gains of $93.

At June 26, 2011, accumulated other comprehensive income of $1,608 was comprised of unrealized foreign currency translation gains.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010
Operating activities
Net income, net of noncontrolling interests	$28,551	$30,067
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for uncollectible accounts and notes receivable	(7)	713
Depreciation and amortization	16,737	16,055
Deferred income taxes	4,332	(250)
Stock-based compensation expense	3,903	3,549
Excess tax benefit related to exercise of non-qualified stock options	(403)	(242)
Other	316	368
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,965)	(1,764)
Inventories	1,819	298
Prepaid expenses	(268)	(1,559)
Other current assets	22	106
Other assets and liabilities	1,258	(329)
Accounts payable	(1,970)	(851)
Income and other taxes payable	728	4,529
Accrued expenses	(3,032)	(5,432)
Unearned franchise and development fees	55	428
Net cash provided by operating activities	50,076	45,686
Investing activities
Purchase of property and equipment	(12,422)	(16,871)
Purchase of investments	(205)	(548)
Proceeds from sale or maturity of investments	95	240
Loans issued	(1,684)	(460)
Loan repayments	3,920	1,943
Proceeds from divestitures of restaurants	-	36
Other	51	11
Net cash used in investing activities	(10,245)	(15,649)
Financing activities
Net repayments on line of credit facility	(51,000)	-
Excess tax benefit related to exercise of non-qualified stock options	403	242
Proceeds from exercise of stock options	10,663	5,125
Acquisition of Company common stock	(26,162)	(24,417)
Noncontrolling interests, net of contributions and distributions	22	1,130
Other	42	114
Net cash used in financing activities	(66,032)	(17,806)
Effect of exchange rate changes on cash and cash equivalents	82	22
Change in cash and cash equivalents	(26,119)	12,253
Cash and cash equivalents at beginning of period	46,225	25,457
Cash and cash equivalents at end of period	$20,106	$37,710

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 26, 2011

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 26, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended December 25, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 26, 2010.

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

Papa John’s had two joint venture arrangements as of June 26, 2011 and June 27, 2010, which were as follows:

	Restaurants	Restaurants			Noncontrolling
	as of	as of	Restaurant	Papa John's	Interest
	June 26, 2011	June 27, 2010	Locations	Ownership *	Ownership *

Star Papa, LP	75	75	Texas	51%	49%
Colonel's Limited, LLC	52	52	Maryland and Virginia	70%	30%

*The ownership percentages were the same for both the 2011 and 2010 periods presented in the accompanying consolidated financial statements.

The pre-tax income attributable to the joint ventures for the three and six months ended June 26, 2011 and June 27, 2010 was as follows:
	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
(In thousands)	2011	2010	2011	2010

Papa John's International, Inc.	$1,518	$1,447	$3,316	$3,094
Noncontrolling interests	929	911	2,051	2,000
Total pre-tax income	$2,447	$2,358	$5,367	$5,094

The noncontrolling interest holders’ equity in the joint venture arrangements totaled $8.5 million as of June 26, 2011 and December 26, 2010.

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

As of June 26, 2011, we had a net deferred tax asset balance of $4.1 million. We have not provided a valuation allowance for the deferred tax assets since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred tax assets for federal and state purposes.

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

Subsequent Events

We evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. See Note 7 “Commitments and Contingencies” for information concerning contingent lease liabilities. There were no other subsequent events that required recognition or disclosure.

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

Through February 2011, we had a cheese purchasing arrangement with BIBP Commodities, Inc. (BIBP), a special-purpose entity formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP is an independent, franchisee-owned corporation. BIBP purchased cheese at the market price and sold it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sold cheese to Papa John’s restaurants (both domestic Company-owned and franchised) at a fixed monthly price. PJFS purchased $25.1 million of cheese from BIBP for the three months ended March 27, 2011 and purchased $37.4 million and $76.5 million of cheese for the three and six months ended June 27, 2010, respectively. PJFS did not purchase cheese from BIBP in the three months ended June 26, 2011 due to the termination of the purchasing agreement with BIBP in February 2011 described below.

As the primary beneficiary of BIBP, a VIE, we recognized the operating losses generated by BIBP when BIBP’s shareholders’ equity was in a net deficit position. Further, we recognized the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. Prior to ceasing operating activities, BIBP operated at breakeven for the three months ended March 27, 2011. We recognized pre-tax income of $2.7 million ($1.7 million net of tax, or $0.06 per diluted share) and $6.2 million ($3.9 million net of tax, or $0.14 per diluted share) for the three and six months ended June 27, 2010, respectively, from the consolidation of BIBP.

In February 2011, we terminated the purchasing agreement with BIBP and BIBP no longer has operating activities. Over 99% of our domestic franchisees have entered into a cheese purchasing agreement with PJFS. The cheese purchasing agreement requires participating domestic franchisees to purchase cheese through PJFS, or to pay the franchisee’s portion of any accumulated cheese liability upon ceasing to purchase cheese from PJFS when a liability exists. The cheese purchasing agreement specifies that PJFS will charge the franchisees a predetermined price for cheese on a monthly basis. Any difference between the amount charged to franchisees and the actual price paid by PJFS for cheese is recorded as a receivable from or a payable to the franchisees, to be repaid based upon a predetermined formula outlined in the agreement.

4.	Debt

Our debt is comprised of the following (in thousands):

	June 26,	December 26,
	2011	2010

Revolving line of credit	$48,000	$99,000
Other	-	17
Total long-term debt	$48,000	$99,017

In September 2010, we entered into a five-year, unsecured Revolving Credit Facility (“New Credit Facility”) totaling $175.0 million that replaced a $175.0 million unsecured Revolving Credit Facility (“Old Credit Facility”). Under the New Credit Facility, outstanding balances accrue interest at 100.0 to 175.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option. The commitment fee on the unused balance ranges from 17.5 to 25.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the New Credit Facility. Outstanding balances under the Old Credit Facility accrued interest at 50.0 to 100.0 basis points over LIBOR or other bank developed rates, at our option. The commitment fee on the unused balance ranged from 12.5 to 20.0 basis points. The remaining availability under our New Credit Facility, reduced for certain outstanding letters of credit, was $113.6 million as of June 26, 2011 and $59.1 million as of December 26, 2010. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The New Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. We were in compliance with all covenants at June 26, 2011 and December 26, 2010.

We had two interest rate swap agreements (Swaps) that expired in January 2011. As of June 26, 2011, the Company had no swap agreements. The Swaps provided for fixed rates of 4.98% and 3.74%, as compared to LIBOR, on the following amount of floating rate debt:

	Floating Rate Debt	Fixed Rates
The first interest rate swap agreement:
January 16, 2007 to January 15, 2009	$60 million	4.98%
January 15, 2009 to January 15, 2011	$50 million	4.98%

The second interest rate swap agreement:
January 31, 2009 to January 31, 2011	$50 million	3.74%

The Swaps were derivative instruments that were designated as cash flow hedges because they provided a hedge against the effects of rising interest rates on present and/or forecasted future borrowings. The effective portion of the gain or loss on the Swaps was reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the Swaps affected earnings. Gains or losses on the Swaps representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the Swaps were accounted for as adjustments to interest expense.

The weighted average interest rate for our Revolving Credit Facility, including the impact of the previously mentioned Swaps through January 2011, was 1.21% and 5.03% for the three months ended June 26, 2011 and June 27, 2010, respectively, and 2.40% and 5.03% for the six months ended June 26, 2011 and June 27, 2010, respectively. Interest paid, including payments made or received under the Swaps, was $248,000 and $1.3 million for the three months ended June 26, 2011 and June 27, 2010, respectively, and $1.1 million and $2.6 million for the six months ended June 26, 2011 and June 27, 2010, respectively.

5.  Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per-share data):
	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010

Basic earnings per common share:
Net income	$12,124	$13,192	$28,551	$30,067
Weighted average shares outstanding	25,464	26,760	25,474	26,901
Basic earnings per common share	$0.48	$0.49	$1.12	$1.12

Earnings per common share - assuming dilution:
Net income	$12,124	$13,192	$28,551	$30,067

Weighted average shares outstanding	25,464	26,760	25,474	26,901
Dilutive effect of outstanding compensation awards	221	211	239	135
Diluted weighted average shares outstanding	25,685	26,971	25,713	27,036
Earnings per common share - assuming dilution	$0.47	$0.49	$1.11	$1.11

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the quarter were not included in the computation of earnings per common share – assuming dilution because the effect would have been antidilutive. The weighted average number of shares subject to the antidilutive options was 269,000 and 1.5 million for the three-month periods ended June 26, 2011 and June 27, 2010, respectively. The weighted average number of shares subject to the antidilutive options for the six-month periods ended June 26, 2011 and June 27, 2010 was 355,000 and 1.5 million, respectively.

6.  Comprehensive Income

Comprehensive income is comprised of the following:
	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Net income, including noncontrolling interests	$13,053	$14,103	$30,602	$32,067
Change in valuation of interest rate swap
agreements, net of tax	-	647	159	1,149
Foreign currency translation gain (loss)	(514)	325	600	(1,437)
Comprehensive income	$12,539	$15,075	$31,361	$31,779

7.  Commitments and Contingencies

Lease Agreements

As a condition of the sale of our former Perfect Pizza operations in the United Kingdom (UK) in March 2006, we remain contingently liable for payment under approximately 50 lease agreements for Perfect Pizza’s restaurant sites, for which the Perfect Pizza franchisees and franchisor are primarily liable, and one distribution center lease, for which the Perfect Pizza franchisor is primarily liable. As the initial party to the lease agreements, we are liable to the extent that the primary obligor does not satisfy its payment obligations. The leases have varying terms, the latest of which expires in 2017, with most expiring by the end of 2014. As of June 26, 2011 the estimated maximum amount of undiscounted payments we would be required to make in the event of non-payment under all such leases was approximately $4.3 million.

On August 1, 2011 the High Court of Justice Chancery Division, Birmingham District Registry entered an order placing Perfect Pizza in administration, thereby providing Perfect Pizza with protection from its creditors in accordance with UK insolvency law. On the same date, we were informed that the administrators entered into an agreement to sell substantially all of the business and assets of Perfect Pizza. The agreement contemplates the buyer assuming a number of the Perfect Pizza leases in the transaction during an option period of up to nine months after the closing. Given the significant uncertainty we are unable to reasonably estimate any potential liability and therefore no amount has been recorded in the consolidated financial statements as of June 26, 2011.

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

Our segment information is as follows:
	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Revenues from external customers:
Domestic Company-owned restaurants	$127,641	$124,594	$266,312	$254,238
Domestic commissaries	121,027	113,936	248,699	226,576
North America franchising *	18,227	17,546	38,143	35,796
International *	14,269	11,548	27,030	22,287
All others	12,370	13,023	25,817	27,536
Total revenues from external customers	$293,534	$280,647	$606,001	$566,433

Intersegment revenues:
Domestic commissaries	$35,872	$33,234	$73,972	$66,878
North America franchising	535	511	1,083	1,015
International	58	356	105	689
Variable interest entities	-	37,362	25,117	76,504
All others	2,571	2,709	5,126	5,859
Total intersegment revenues	$39,036	$74,172	$105,403	$150,945

Income (loss) before income taxes:
Domestic Company-owned restaurants	$7,421	$8,656	$18,304	$20,101
Domestic commissaries	4,321	8,036	13,875	15,184
North America franchising *	16,240	15,699	34,249	32,050
International *	(250)	(1,322)	(1,066)	(2,854)
Variable interest entities	-	2,678	-	6,163
All others	(298)	178	(676)	1,127
Unallocated corporate expenses	(8,517)	(12,129)	(18,286)	(22,959)
Elimination of intersegment profits	150	(133)	(553)	(220)
Total income before income taxes	$19,067	$21,663	$45,847	$48,592
Income attributable to noncontrolling interests	(929)	(911)	(2,051)	(2,000)
Total income before income taxes, net
of noncontrolling interests	$18,138	$20,752	$43,796	$46,592

Property and equipment:
Domestic Company-owned restaurants	$170,386
Domestic commissaries	83,364
International	18,417
All others	35,680
Unallocated corporate assets	128,398
Accumulated depreciation and amortization	(253,457)
Net property and equipment	$182,788

*The results for the three and six months ended June 27, 2010 for franchised restaurants operating in Hawaii, Alaska, and Canada have been reclassified from International to North America franchising to conform to the current year presentation. The impact of the reclassification was to increase North America franchising revenues and income before income taxes by $305,000 and $250,000, respectively, for the three months ended June 27, 2010, and $773,000 and $680,000, respectively, for the six months ended June 27, 2010, with corresponding decreases in the International operating segment results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At June 26, 2011, there were 3,733 Papa John’s restaurants (618 Company-owned and 3,115 franchised) operating in all 50 states and 32 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

At June 26, 2011, we had a net investment of $22.4 million associated with our United Kingdom subsidiary (PJUK). The goodwill allocated to this entity was $15.2 million at June 26, 2011. We have previously recorded goodwill impairment charges for this entity. We believe PJUK will continue to improve its operating results, including efforts to increase Papa John’s brand awareness in the United Kingdom, improve sales and profitability for individual franchised restaurants and increase net PJUK franchised unit openings over the next several years. If our continued growth initiatives with PJUK are not successful, future impairment charges could be recorded.

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

As of June 26, 2011, we had a net deferred income tax asset balance of $4.1 million. We have not provided a valuation allowance for the deferred tax assets since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.

Consolidation of BIBP Commodities, Inc. as a Variable Interest Entity

BIBP is a franchisee-owned corporation that conducted a cheese-purchasing program on behalf of Company-owned and franchised restaurants operating in the United States through February 2011. As the primary beneficiary, we consolidate the operating results of BIBP. BIBP operated at breakeven for the first two months of 2011 and recognized pre-tax income of $2.7 million and $6.2 million for the three and six months ended June 27, 2010, respectively.

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

The following table summarizes the impact of BIBP, prior to the required consolidating eliminations, on our consolidated statements of income for the three and six months ended June 26, 2011 and June 27, 2010 (in thousands):
	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

BIBP sales	$-	$37,362	$25,117	$76,504

Cost of sales	-	34,555	25,100	70,049
General and administrative expenses	-	12	17	41
Total costs and expenses	-	34,567	25,117	70,090
Operating income	-	2,795	-	6,414
Interest expense	-	(117)	-	(251)
Income before income taxes	$-	$2,678	$-	$6,163

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

In addition, we present free cash flow in this report, which is not a term defined by GAAP. Free cash flow is defined as net cash provided by operating activities (from the consolidated statements of cash flows) excluding the impact of BIBP, less the purchases of property and equipment. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our performance than the Company’s GAAP measures.

Restaurant Progression:
	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
North America Company-owned:
Beginning of period	592	591	591	588
Opened	3	-	4	4
Closed	-	(1)	-	(2)
End of period	595	590	595	590
International Company-owned:
Beginning of period	21	27	21	26
Opened	2	4	2	4
Acquired from franchisees	-	-	-	1
Sold to franchisees	-	(2)	-	(2)
End of period	23	29	23	29
North America franchised (a):
Beginning of period	2,371	2,252	2,346	2,246
Opened	35	46	67	82
Closed	(13)	(15)	(20)	(45)
End of period	2,393	2,283	2,393	2,283
International franchised:
Beginning of period	703	621	688	609
Opened	26	23	49	47
Closed	(7)	(32)	(15)	(43)
Acquired from Company	-	2	-	2
Sold to Company	-	-	-	(1)
End of period	722	614	722	614
Total restaurants - end of period	3,733	3,516	3,733	3,516

(a)
The restaurant unit data for the three and six months ended June 27, 2010 has been adjusted to reflect the reclassification of restaurants operating in Hawaii, Alaska and Canada from International franchised to North America franchised. There were 59 restaurants reclassified from International to North America franchised as of June 27, 2010.

Franchise Support Incentives

In December 2010, our domestic franchisees voted in favor of a proposal to increase the national marketing fund contribution rate for 2011 to 2013 (“National Marketing Fund Agreement”). The primary terms of the National Marketing Fund Agreement are as follows:

•
National Marketing Fund Contribution Rate – Domestic Company-owned and franchised restaurants will contribute 4.0% of sales to the marketing fund in 2011 and have agreed to a minimum contribution rate in 2012 and 2013. The Company expects this agreement to primarily represent a shift, or a slight increase, in total marketing expenditures, and believes an increase in marketing expenditures on a national basis will improve the consistency of the overall marketing message and favorably impact brand awareness.

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

We offer the following franchise support initiatives in addition to the National Marketing Fund Agreement initiatives discussed above:

•	We provide food cost relief by lowering the commissary margin on certain commodities sold by PJFS to the franchise system and by providing incentive rebate opportunities.
•	We provide targeted royalty relief and local marketing support to assist certain identified franchisees or markets.
•	We provide restaurant opening incentives.
•	We provide financing on a selected basis to assist new or existing franchisees with the acquisition of troubled franchise restaurants.

In 2010, we provided additional system-wide national marketing contributions, additional system-wide local print marketing contributions and certain other system-wide incentives.

Results of Operations

Summary of Operating Results – Segment Review

Discussion of Revenues

Total revenues were $293.5 million for the second quarter of 2011, representing an increase of 4.6% from revenues of $280.6 million for the same quarter in 2010. For the six months ended June 26, 2011, total revenues were $606.0 million, representing an increase of 7.0% from revenues of $566.4 million for the comparable period in 2010. The increases were primarily due to the following:

•
Domestic Company-owned restaurant sales increased $3.0 million, or 2.4%, and $12.1 million, or 4.7%, for the three and six months ended June 26, 2011, respectively, due to increases in comparable sales of 2.1% and 4.4%.

•
North America franchise royalty revenues increased approximately $700,000, or 3.8%, and $2.3 million, or 6.6%, for the three and six months ended June 26, 2011, respectively, due to net increases in franchise units over the prior year. The year-to-date increase was also favorably impacted by an increase of 2.9% in comparable sales (comparable sales decreased 0.1% for the second quarter of 2011).

•
Domestic commissary sales increased $7.1 million, or 6.2%, and $22.1 million, or 9.8%, for the three and six months ended June 26, 2011, respectively. The increases were primarily due to increases in the selling prices of certain commodities. Sales volumes were lower for the three-month period and higher for the six-month period, compared to the prior year results.

•
International revenues increased $2.7 million, or 23.6%, and $4.7 million, or 21.3%, for the three and six months ended June 26, 2011, respectively, primarily due to increases in the number of restaurants and increases in comparable sales of 4.8% and 5.2%, calculated on a constant dollar basis. These increases were partially offset by the prior year’s inclusion of revenues from company-owned restaurants located in the United Kingdom, which were sold in the third quarter of 2010.

The increases above were partially offset by decreases in other sales of $650,000 and $1.7 million for the three and six months ended June 26, 2011, respectively, primarily resulting from a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, and an online fee reduction charged to our domestic franchisees in connection with the National Marketing Fund Agreement.

Discussion of Operating Results

Our income before income taxes, net of noncontrolling interests, totaled $18.1 million for the three months ended June 26, 2011, compared to $20.8 million for the same period in 2010 ($18.1 million in the corresponding period in 2010, excluding the impact of BIBP, or flat with the second quarter of 2011), and $43.8 million for the six months ended June 26, 2011, compared to $46.6 million for the same period in 2010 ($40.4 million in the corresponding period in 2010, excluding the impact of BIBP, or an increase of $3.4 million or 8.3%). Income before income taxes, net of noncontrolling interests is summarized in the following table on an operating segment basis (in thousands):
	Three Months Ended			Six Months Ended
	June 26,	June 27,	Increase	June 26,	June 27,	Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Domestic Company-owned restaurants	$7,421	$8,656	$(1,235)	$18,304	$20,101	$(1,797)
Domestic commissaries	4,321	8,036	(3,715)	13,875	15,184	(1,309)
North America franchising *	16,240	15,699	541	34,249	32,050	2,199
International *	(250)	(1,322)	1,072	(1,066)	(2,854)	1,788
All others	(298)	178	(476)	(676)	1,127	(1,803)
Unallocated corporate expenses	(8,517)	(12,129)	3,612	(18,286)	(22,959)	4,673
Elimination of intersegment losses (profits)	150	(133)	283	(553)	(220)	(333)
Income before income taxes, excluding
variable interest entities	19,067	18,985	82	45,847	42,429	3,418
BIBP, a variable interest entity	-	2,678	(2,678)	-	6,163	(6,163)
Total income before income taxes	19,067	21,663	(2,596)	45,847	48,592	(2,745)
Income attributable to noncontrolling
interests	(929)	(911)	(18)	(2,051)	(2,000)	(51)
Total income before income taxes,
net of noncontrolling interests	$18,138	$20,752	$(2,614)	$43,796	$46,592	$(2,796)

*In 2011, we realigned management responsibility for Hawaii, Alaska and Canada from International to Domestic franchising in order to better leverage existing infrastructure and systems. As a result, we renamed the Domestic franchising segment “North America franchising”. The prior year income before income taxes for these restaurants has been reclassified from International to North America franchising to conform to the current year presentation. The impact of the reclassification was to increase North America franchising income before income taxes by $250,000 and $680,000 for the three and six months ended June 27, 2010, respectively, with corresponding decreases in the International operating segment results.

Changes in pre-tax income, net of noncontrolling interests, for the three and six months ended June 26, 2011, respectively, excluding the impact of BIBP, are summarized on a segment basis as follows:

•
Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income was $7.4 million for the three months ended June 26, 2011, compared to $8.7 million for the comparable 2010 period, and $18.3 million for the six months ended June 26, 2011, compared to $20.1 million for the comparable 2010 period. The decreases of $1.2 million and $1.8 million in the three- and six-month periods of 2011, respectively, were primarily due to increased commodity and advertising costs. The increased costs were partially offset by the profits from higher comparable sales.

•
Domestic Commissary Segment. Domestic commissaries’ operating income decreased $3.7 million for the second quarter of 2011 and decreased $1.3 million for the six months ended June 26, 2011 over the comparable 2010 periods. The decrease for the second quarter was primarily due to a lower gross margin, lower volumes and an increase in distribution costs resulting from higher fuel prices. For the six-month period, the higher dollar margin attributable to higher sales volumes was more than offset by an increase in distribution costs due to higher volumes and fuel prices.

•
North America Franchising Segment. North America franchising operating income increased approximately $500,000 and $2.2 million for the three- and six-month periods of 2011, respectively, as compared to the comparable 2010 periods. The increases were due to the previously mentioned royalty revenue increases, partially offset by an increase in development incentive costs.

•
International Segment. The operating loss in the international segment for the second quarter of 2011 was $250,000, compared to an operating loss of $1.3 million for the prior year comparable quarter and was a loss of $1.1 million compared to a loss of $2.9 million for the six months ended June 26, 2011 and June 27, 2010, respectively. The improvements in operating results of $1.1 million and $1.8 million, respectively, were primarily due to increased royalties due to growth in the number of units and comparable sales increases of 4.8% and 5.2% for the three- and six-month periods, respectively. Additionally, the prior year results included start-up costs associated with our company-owned commissary in the United Kingdom that opened during 2010.

•
All Others Segment. The “All others” segment reported losses of $298,000 and $676,000 for the three and six months ended June 26, 2011, respectively. The “All others” reporting segment operating results declined approximately $500,000 and $1.8 million for the three- and six-month periods, respectively, as compared to the corresponding 2010 periods. The decreases were primarily due to a decline in the operating results of our online ordering (“eCommerce”) business. Our eCommerce operations had both lower revenues, due to a reduction in the online ordering fee charged to domestic franchised restaurants (the fee was reduced by 0.5% in 2011), and an increase in infrastructure and support costs attributable to the new online ordering system introduced in the fourth quarter of 2010.

•
Unallocated Corporate Segment. Unallocated corporate expenses decreased $3.6 million and $4.7 million for the three and six months ended June 26, 2011, respectively, as compared to the corresponding periods in the prior year. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 26,	June 27,	Increase	June 26,	June 27,	Increase
	2011	2010	(decrease)	2011	2010	(decrease)

General and administrative (a)	$5,972	$8,118	$(2,146)	$13,357	$14,773	$(1,416)
Net interest (b)	125	1,042	(917)	559	1,946	(1,387)
Depreciation	2,240	2,236	4	4,418	4,401	17
Franchise support initiatives (c)	-	1,250	(1,250)	-	2,500	(2,500)
Other expense (income)	180	(517)	697	(48)	(661)	613
Total unallocated corporate expenses	$8,517	$12,129	$(3,612)	$18,286	$22,959	$(4,673)

(a)
The decreases in unallocated general and administrative costs were primarily due to lower short-term and long-term incentive compensation and lower sponsorship costs. We incurred management transition costs in both the three- and six-month periods of 2011 and 2010.

(b)	The decrease in net interest expense reflects the decrease in our average outstanding debt balance and lower interest rates as our two interest rate swap agreements expired in January 2011.

(c)
In 2010, franchise support initiatives primarily consisted of discretionary contributions to the national marketing fund and other local advertising cooperatives. We have not made any discretionary contributions during 2011 and have instead offered various incentives that can be earned in connection with the National Marketing Fund Agreement. The financial impact of such incentives is reflected in the North America franchising segment.

Diluted earnings per share were $0.47 in the second quarter of 2011, compared to $0.49 ($0.43 per share, excluding the impact of BIBP, an increase of $0.04 or 9.3%) in the second quarter of 2010. For the six months ended June 26, 2011 and June 27, 2010, diluted earnings per share were $1.11 ($0.97 per share for the six months ended June 27, 2010, excluding the impact of BIBP, an increase of $0.14 or 14.4%). Diluted weighted average shares outstanding decreased 4.8% and 4.9% for the three and six months ended June 26, 2011 from the prior comparable periods. Diluted earnings per share increased $0.02 and $0.05 for the three- and six-month periods, respectively, due to the reductions in shares outstanding.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $127.6 million for the three months ended June 26, 2011, compared to $124.6 million for the same period in 2010, and $266.3 million for the six months ended June 26, 2011, compared to $254.2 million for the same period in 2010. The increases of $3.0 million and $12.1 million, respectively, were primarily due to the previously mentioned increases of 2.1% and 4.4% in comparable sales for the three and six months ended June 26, 2011, respectively.

North America franchise sales were $415.9 million for the three months ended June 26, 2011, compared to $403.7 million for the same period in 2010, and $866.9 million for the six months ended June 26, 2011, compared to $812.8 million for the same period in 2010. Domestic franchise comparable sales decreased 0.1% for the second quarter and increased 2.9% for the six-months ended June 26, 2011, and equivalent units increased 5.3% and 5.0%, respectively, for the comparable periods. North America franchise sales are not included in our Consolidated Statements of Income; however, our North America franchise royalty revenue is derived from these sales. North America franchise royalties were $18.1 million and $37.8 million for the three and six months ended June 26, 2011, respectively, representing increases of 3.8% and 6.6% from the comparable periods in the prior year. The increases in royalties were primarily due to the previously noted increases in franchise sales. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

Average weekly sales for comparable units include restaurants that were open throughout the periods presented below. The comparable sales base for Company-owned and North America franchised restaurants, respectively, includes restaurants acquired by the Company or divested to franchisees during the previous twelve months. Average weekly sales for non-comparable units include restaurants that were not open throughout the periods presented below and include non-traditional sites. Average weekly sales for non-traditional units that do not have continuous operations are calculated based upon actual days open.

The comparable sales base and average weekly sales for 2011 and 2010 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	June 26, 2011		June 27, 2010
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	595	2,393	590	2,283
Equivalent units	587	2,333	586	2,215
Comparable sales base units	582	2,123	577	2,070
Comparable sales base percentage	99.1%	91.0%	98.5%	93.5%
Average weekly sales - comparable units	$16,770	$14,109	$16,447	$14,136
Average weekly sales - total non-comparable units	$10,698	$9,689	$10,694	$12,372
Average weekly sales - all units	$16,714	$13,711	$16,361	$14,021

	Six Months Ended
	June 26, 2011		June 27, 2010
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	595	2,393	590	2,283
Equivalent units	587	2,313	585	2,203
Comparable sales base units	580	2,114	576	2,071
Comparable sales base percentage	98.8%	91.4%	98.5%	94.0%
Average weekly sales - comparable units	$17,530	$14,765	$16,804	$14,340
Average weekly sales - total non-comparable units	$11,163	$10,697	$10,745	$11,882
Average weekly sales - all units	$17,456	$14,413	$16,708	$14,192

Note: Franchised data for the three and six months ended June 27, 2010 has been reclassified to include units operating in Hawaii, Alaska and Canada. These units were previously reported in our International business segment.

Domestic commissary sales increased 6.2% to $121.0 million for the three months ended June 26, 2011 from $113.9 million in the comparable 2010 period and increased 9.8% to $248.7 million for the six months ended June 26, 2011 from $226.6 million in the comparable 2010 period. The increases were due to increases in the prices of certain commodities, most significantly cheese. The six-month period was also impacted by an increase in sales volumes.

Other sales decreased $650,000 and $1.7 million for the three and six months ended June 26, 2011, respectively, primarily resulting from a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, and an online fee reduction charged to our domestic franchisees in connection with the National Marketing Fund Agreement.

International franchise sales were $80.7 million for the three months ended June 26, 2011, compared to $62.6 million for the same period in 2010, and $154.8 million for the six months ended June 26, 2011, compared to $121.4 million for the same period in 2010. International franchise sales are not included in our Consolidated Statements of Income; however, our international royalty revenue is derived from these sales. Total international revenues were $14.3 million for the three months ended June 26, 2011, compared to $11.5 million for the same period in 2010, and $27.0 million for the six months ended June 26, 2011, compared to $22.3 million for the same period in 2010, reflecting an increase in the number of restaurants in addition to the 4.8% and 5.2% increases in comparable sales, calculated on a constant dollar basis. These increases were partially offset by the prior year’s inclusion of revenues from Company-owned restaurants located in the United Kingdom, which were sold in the third quarter of 2010. Our PJUK operations represented 51% of international revenues during the six-month period in 2011.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 19.4% for the three months ended June 26, 2011, compared to 21.2% (20.7% excluding BIBP) for the same period in 2010, and 20.0% for the six months ended June 26, 2011, compared to 22.0% (21.4% excluding BIBP) for the same period in 2010. Excluding the impact of consolidating BIBP in 2010, the restaurant operating margin decreased 1.3% and 1.4% for the three and six months ended June 26, 2011, respectively, consisting of the following differences:

•
Cost of sales was 1.4% higher for both the three and six months ended June 26, 2011, as compared to the same periods of 2010, due to the impact of higher commodities costs, principally cheese, wheat and meats.

•	Salaries and benefits were 0.5% and 0.3% lower as a percentage of sales for the three and six months ended June 26, 2011, as compared to the same periods of 2010, due to leverage from increased sales.
•
Advertising and related costs as a percentage of sales were 0.4% higher for both the three and six months ended June 26, 2011, as compared to the same periods of 2010. The increases were due to an increase in the national marketing fund rate, partially offset by a decrease in local store marketing activities.

•
Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were flat for both the three and six months ended June 26, 2011, as compared to the corresponding 2010 periods.

Domestic commissary and other margin was 6.1% for the three months ended June 26, 2011, compared to 8.9% for the corresponding period in 2010, and 7.4% for the six months ended June 26, 2011, compared to 9.0% for the corresponding period in 2010. Domestic commissary and other margin decreased 2.8% and 1.6% for the three and six months ended June 26, 2011, respectively, consisting of the following differences:

•
Cost of sales was 2.6% and 1.5% higher as a percentage of revenues for the three and six months ended June 26, 2011, as compared to the same periods of 2010. Cost of sales increased primarily due to the impact of higher commodities costs, principally cheese, wheat and meats. In addition, a reduction in online fee revenue from franchisees in connection with the National Marketing Fund Agreement and an increase in eCommerce support costs contributed to the increases in cost of sales.

•
Salaries and benefits were 0.3% and 0.4% lower as a percentage of revenues for the three and six months ended June 26, 2011, as compared to the same periods of 2010, reflecting the benefit of increased sales.

•
Other operating expenses were 0.5% higher as a percentage of revenues for the three and six months ended June 26, 2011, compared to the same periods of 2010, primarily due to higher distribution costs due to an increase in fuel costs.

Pre-tax income from the franchise cheese-purchasing program, net of noncontrolling interest, was $2.2 million and $5.0 million for the three and six months ended June 27, 2010 (breakeven in 2011). These results represent only the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was income of $2.7 million and $6.2 million for the three and six months ended June 27, 2010 (none in 2011).

International operating expenses were 85.7% of international restaurant and commissary sales for the three months ended June 26, 2011, compared to 88.5% for the same period in 2010, and 85.8% of international restaurant and commissary sales for the six months ended June 26, 2011, compared to 89.0% for the same period in 2010. The improvements in operating expenses as a percentage of sales were due to both improvements in operating results in our Beijing, China restaurants and our PJUK commissary. The prior year periods included start-up costs associated with our PJUK commissary, which was opened in 2010.

General and administrative expenses were $27.6 million, or 9.4%, of revenues for the three months ended June 26, 2011, compared to $29.0 million, or 10.3%, of revenues for the same period in 2010, and $56.7 million, or 9.4%, of revenues, for the six months ended June 26, 2011, compared to $56.9 million, or 10.0%, of revenues for the same period in 2010. The decrease for the three months ended June 26, 2011 was primarily due to lower short-term and long-term compensation incentives and lower sponsorship costs.

Other general expenses reflected net expense of $1.5 million for the three months ended June 26, 2011, compared to $1.7 million for the comparable period in 2010, and $2.2 million for the six months ended June 26, 2011, compared to $4.0 million for the comparable period in 2010. The decreases were primarily due to discretionary contributions to the national marketing fund and other local advertising cooperatives in the prior year periods. We have not made any discretionary contributions during 2011 and have instead offered various incentives, which are recorded as a reduction in royalties, and can be earned in connection with the National Marketing Fund Agreement.

Depreciation and amortization was $8.4 million (2.9% of revenues) for the three months ended June 26, 2011, compared to $8.2 million (2.9% of revenues) for the comparable 2010 period, and $16.7 million (2.8% of revenues) for the six months ended June 26, 2011, compared to $16.1 million (2.8% of revenues) for the comparable 2010 period. The increases are primarily due to the enhancements made to our online ordering system in late 2010.

Net interest. Net interest expense was $88,000 for the three months ended June 26, 2011, compared to $1.1 million for the same period in 2010, and $519,000 for the six months ended June 26, 2011, compared to $2.1 million for the same period in 2010. The decreases in net interest costs reflect a lower average outstanding debt balance and lower effective interest rates due to the expiration of our two interest rate swap agreements in January 2011.

Income Tax Expense.  Our effective income tax rates were 31.5% and 33.3% for the three and six months ended June 26, 2011, representing decreases of 3.2% and 0.3%, from the prior year rates, excluding BIBP. Our tax rates net of noncontrolling interests were 33.2% and 34.8% for the three and six months ended June 26, 2011, representing decreases of 3.2% and 0.5% from the prior year rates, excluding BIBP. The lower effective rates for the three- and six-month periods ended June 26, 2011 were primarily due to a tax refund associated with the resolution of prior years’ tax matters. Our effective rate may fluctuate from quarter to quarter for various reasons, including settlement or resolution of specific federal and state tax issues.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):

	June 26,	December 26,
	2011	2010

Revolving line of credit	$48,000	$99,000
Other	-	17
Total long-term debt	$48,000	$99,017

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

Our New Credit Facility contains customary affirmative and negative covenants, including the following financial covenants, as defined by the New Credit Facility:
Actual Ratio for the
Quarter Ended
	Permitted Ratio	June 26, 2011

Leverage Ratio	Not to exceed 2.5 to 1.0	0.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.9 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants at June 26, 2011 and December 26, 2010.

Cash flow from operating activities was $50.1 million for the six months ended June 26, 2011, compared to $45.7 million for the same period in 2010. The consolidation of BIBP increased cash flow from operations by $6.2 million in the first six months of 2010. Excluding the impact of BIBP, cash flow from operations was $50.1 million in the first six months of 2011 and $39.5 million in the first six months of 2010. The increase of $10.6 million was due to higher net income and favorable working capital changes.

The Company’s free cash flow for the six months ended June 26, 2011 and June 27, 2010 was as follows (in thousands):

	Six Months Ended
	June 26,	June 27,
	2011	2010

Net cash provided by operating activities	$50,076	$45,686
Pre-tax income from BIBP cheese purchasing entity	-	(6,163)
Purchase of property and equipment	(12,422)	(16,871)
Free cash flow (a)	$37,654	$22,652

(a)
Free cash flow is defined as net cash provided by operating activities (from the consolidated statements of cash flows) excluding the impact of BIBP, less the purchases of property and equipment. See “Non-GAAP Measures” above for more information about this non-GAAP measure, its limitations and why we present free cash flow alongside the most directly comparable GAAP measure.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, including re-image costs for Company-owned restaurants in connection with a domestic system-wide re-image program, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. In addition, we have a common stock repurchase program. During the six months ended June 26, 2011, common stock repurchases of $26.2 million and capital expenditures of $12.4 million were funded primarily by cash flow from operations and from available cash and cash equivalents.

Our Board of Directors has authorized the repurchase of our common stock through December 31, 2011. We repurchased 817,000 shares of our common stock at an average price of $32.02 per share, or a total of $26.2 million, during the first six months of 2011. Subsequent to June 26, 2011, through July 27, 2011, we acquired an additional 114,000 shares with an aggregate cost of $3.7 million and an average cost of $31.92 per share. As of July 27, 2011, $57.0 million remained available for repurchase of common stock under this authorization.

Our outstanding principal balance under our revolving line of credit decreased from $99.0 million at December 26, 2010 to $48.0 million at June 26, 2011, as we used available cash to reduce our outstanding debt.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other Company communications constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such statements may relate to projections concerning revenue, earnings, commodity costs, margins, unit growth and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements.

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales, including an increase in or continuation of the aggressive pricing and promotional environment; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs (including the impact of federal health care legislation); the ability of the Company to pass along such increases in or sustained high costs to franchisees or consumers; the impact of current or future legal claims and current proposed legislation impacting our business; the impact that product recalls, food quality or safety issues, and general public health concerns could have on our restaurants; currency exchange and interest rates; credit risk associated with parties to leases of restaurants and commissaries, including those Perfect Pizza locations formerly operated by us, for which we remain contractually liable; and increased risks associated with our international operations, including economic and political conditions in our international markets and difficulty in meeting planned sales targets for our international operations. These and other risk factors as discussed in detail in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for our 2010 fiscal year and “Part II. Item 1A. – Risk Factors” of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2011, could materially affect the Company’s business, financial condition or operating results. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at June 26, 2011 was comprised of a $48.0 million outstanding principal balance on our $175 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR) plus a 100.0 to 175.0 basis point spread, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

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

The effective interest rate on the revolving line of credit was 1.19% as of June 26, 2011. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of June 26, 2011 would have a $480,000 impact on interest expense.

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

Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our 2010 operating results, and no impact in 2011 as BIBP had breakeven results while operating through February 2011.

The following table presents the actual average block price for cheese by quarter through the second quarter of 2011, the projected 2011 average block price for cheese by quarter (based on the July 27, 2011 Chicago Mercantile Exchange (CME) milk futures market prices), and the average BIBP block price by quarter through 2010:

	2011		2010
	Projected		BIBP	Actual
	Block Price		Block Price	Block Price

Quarter 1	$1.695		$1.595	$1.431
Quarter 2	1.736		1.529	1.407
Quarter 3	2.071	*	1.572	1.597
Quarter 4	1.852	*	1.645	1.578
Full Year	$1.839	*	$1.585	$1.503

*amounts are estimates based on futures prices

BIBP operated at breakeven in 2011, having ceased operations in February 2011. The following table presents the 2010 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2010 fiscal year could materially affect the Company’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may adversely affect our business, financial condition or operating results.

The following update to our risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 26, 2010:

Our results of operations could be materially impacted as a result of credit risk of operators of leases for which we remain contingently liable.

We remain contingently liable for certain restaurant and commissary leases previously operated by us and subsequently sold or refranchised in the ordinary course of business. While the new operators are the primary obligors under such assigned leases, we could be liable in the event that an operator is unwilling or unable to make any required payments under a lease. Continuing weakness in the economy and difficulty in credit markets could make it difficult for operators to meet their contractual commitments. If those operators default on the leases and we are unable to sublease the properties for which we remain contingently liable, it could have a material impact on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $875.0 million of common stock under a share repurchase program that began on December 9, 1999 and expires on December 31, 2011. Through June 26, 2011, a total of 46.2 million shares with an aggregate cost of $814.3 million and an average price of $17.62 per share have been repurchased under this program. Subsequent to June 26, 2011, through July 27, 2011, we acquired an additional 114,000 shares with an aggregate cost of $3.7 million and an average cost of $31.92 per share. As of July 27, 2011, $57.0 million remained available for the repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the first six months of 2011 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

12/27/2010 - 01/23/2011	66	$27.93	45,455	$85,030
01/24/2011 - 02/20/2011	-	- *	45,455	$85,030
02/21/2011 - 03/27/2011	77	$29.57	45,532	$82,742
03/28/2011 - 04/24/2011	15	$30.01	45,547	$82,288
04/25/2011 - 05/22/2011	140	$31.39	45,687	$77,892
05/23/2011 - 06/26/2011	519	$33.11	46,206	$60,699

*There were no share repurchases during this period.

Our share repurchase authorization increased from $825.0 million to $875.0 million in May 2011. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to December 26, 2010.

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

In May 2011, 26,000 shares of the Company’s common stock were acquired from employees to satisfy tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6.	Exhibits

Exhibit
	Number	Description

	10.1	Papa John's International, Inc. 2011 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K filed on May 3, 2011 is incorporated herein by reference.

10.2
Separation and General Release Agreement between Papa John's International, Inc. and J. Jude Thompson dated April 15, 2011. Exhibit 10.1 to our report on Form 8-K filed on April 15, 2011 is incorporated herein by reference.

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

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 26, 2011, filed on August 2, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN'S INTERNATIONAL, INC.
(Registrant)

Date: August 2, 2011	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President and
Chief Financial Officer