Form 10-Q
period 2011-09-25
PAPA JOHNS INTERNATIONAL INC
filed 2011-11-01
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2011
OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-21660

PAPA JOHN'S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1203323
(State or other jurisdiction of	(I.R.S. Employer Identification number)
incorporation or organization)

2002 Papa Johns Boulevard
Louisville, Kentucky  40299-2367
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

At October 26, 2011, there were outstanding 24,375,854 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	September 25, 2011	December 26, 2010
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$23,695	$46,225
Accounts receivable, net	27,492	25,357
Inventories	17,201	17,402
Prepaid expenses	6,503	10,009
Other current assets	3,839	3,732
Deferred income taxes	10,343	9,647
Total current assets	89,073	112,372
Investments	1,681	1,604
Net property and equipment	183,184	186,594
Notes receivable, net	15,516	17,354
Goodwill	74,871	74,697
Other assets	21,930	23,320
Total assets	$386,255	$415,941

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,465	$31,569
Income and other taxes payable	9,218	6,140
Accrued expenses	53,864	52,978
Total current liabilities	98,547	90,687
Unearned franchise and development fees	6,502	6,596
Long-term debt	50,000	99,017
Other long-term liabilities	11,542	12,100
Deferred income taxes	7,110	341
Stockholders’ equity:
Preferred stock	-	-
Common stock	366	361
Additional paid-in capital	257,854	245,380
Accumulated other comprehensive income	1,355	849
Retained earnings	282,826	243,152
Treasury stock	(338,092)	(291,048)
Total stockholders' equity, net of noncontrolling interests	204,309	198,694
Noncontrolling interests in subsidiaries	8,245	8,506
Total stockholders’ equity	212,554	207,200
Total liabilities and stockholders’ equity	$386,255	$415,941

Note: The balance sheet at December 26, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
 Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010
North America revenues:
Domestic Company-owned restaurant sales	$128,787	$120,414	$395,099	$374,652
Franchise royalties	17,967	16,653	55,801	52,138
Franchise and development fees	155	149	464	460
Domestic commissary sales	130,870	111,884	379,569	338,460
Other sales	12,368	12,138	38,185	39,674
International revenues:
Royalties and franchise and development fees	4,054	3,316	11,865	9,635
Restaurant and commissary sales	11,467	8,572	30,686	24,540
Total revenues	305,668	273,126	911,669	839,559
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	32,229	27,245	94,491	81,551
Salaries and benefits	35,012	33,320	107,028	102,915
Advertising and related costs	11,790	11,264	36,477	33,817
Occupancy costs	8,496	8,494	24,304	24,264
Other operating expenses	18,858	18,184	57,265	54,218
Total domestic Company-owned restaurant expenses	106,385	98,507	319,565	296,765
Domestic commissary and other expenses:
Cost of sales	110,387	94,422	320,359	284,909
Salaries and benefits	8,840	8,533	26,502	25,833
Other operating expenses	13,381	12,002	40,050	35,543
Total domestic commissary and other expenses	132,608	114,957	386,911	346,285
Loss (income) from the franchise cheese-purchasing
program, net of noncontrolling interest	-	409	-	(4,573)
International operating expenses	9,634	7,627	26,118	21,833
General and administrative expenses	27,332	27,133	84,023	83,983
Other general expenses	4,777	2,643	7,017	6,620
Depreciation and amortization	7,974	8,067	24,711	24,122
Total costs and expenses	288,710	259,343	848,345	775,035
Operating income	16,958	13,783	63,324	64,524
Investment income	170	173	552	601
Interest expense	(282)	(1,416)	(1,183)	(3,993)
Income before income taxes	16,846	12,540	62,693	61,132
Income tax expense	4,906	4,020	20,151	20,545
Net income, including noncontrolling interests	11,940	8,520	42,542	40,587
Less: income attributable to noncontrolling interests	(817)	(672)	(2,868)	(2,672)
Net income, net of noncontrolling interests	$11,123	$7,848	$39,674	$37,915

Basic earnings per common share	$0.45	$0.30	$1.57	$1.43
Earnings per common share - assuming dilution	$0.44	$0.30	$1.55	$1.42

Basic weighted average shares outstanding	24,964	25,951	25,302	26,586
Diluted weighted average shares outstanding	25,146	26,081	25,528	26,743

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Papa John's International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders'
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity

Balance at December 27, 2009	26,930	$358	$231,720	$(1,084)	$191,212	$(245,337)	$8,168	$185,037
Comprehensive income:
Net income	-	-	-	-	37,915	-	2,672	40,587
Change in valuation of interest rate
swap agreements, net of tax of $973	-	-	-	1,730	-	-	-	1,730
Foreign currency translation	-	-	-	34	-	-	-	34
Comprehensive income								42,351
Exercise of stock options	283	2	5,017	-	-	285	-	5,304
Tax effect of equity awards	-	-	(63)	-	-	-	-	(63)
Acquisition of Company common stock	(1,738)	-	-	-	-	(43,215)	-	(43,215)
Net contributions (distributions) -
noncontrolling interests	-	-	-	-	-	-	(2,907)	(2,907)
Stock-based compensation expense	-	-	4,491	-	-	-	-	4,491
Issuance of restricted stock	34	-	(880)	-	-	880	-	-
Other	-	-	2,206	-	-	58	-	2,264
Balance at September 26, 2010	25,509	$360	$242,491	$680	$229,127	$(287,329)	$7,933	$193,262

Balance at December 26, 2010	25,439	$361	$245,380	$849	$243,152	$(291,048)	$8,506	$207,200
Comprehensive income:
Net income	-	-	-	-	39,674	-	2,868	42,542
Change in valuation of interest rate
swap agreements, net of tax of $35	-	-	-	66	-	-	-	66
Foreign currency translation	-	-	-	440	-	-	-	440
Comprehensive income								43,048
Exercise of stock options	459	5	10,976	-	-	-	-	10,981
Tax effect of equity awards	-	-	(1,449)	-	-	-	-	(1,449)
Acquisition of Company common stock	(1,615)	-	-	-	-	(49,579)	-	(49,579)
Net contributions (distributions) -
noncontrolling interests	-	-	-	-	-	-	(3,129)	(3,129)
Stock-based compensation expense	-	-	5,266	-	-	-	-	5,266
Issuance of restricted stock	92	-	(2,253)	-	-	2,253	-	-
Other	-	-	(66)	-	-	282	-	216
Balance at September 25, 2011	24,375	$366	$257,854	$1,355	$282,826	$(338,092)	$8,245	$212,554

At September 26, 2010, accumulated other comprehensive income of $680 was comprised of unrealized foreign currency translation gains of $1,565, partially offset by a net unrealized loss on the interest rate swap agreements of $833 and a $52 pension plan liability for PJUK.

At September 25, 2011, accumulated other comprehensive income of $1,355 was comprised of unrealized foreign currency translation gains of $1,448, partially offset by a net unrealized loss on the interest rate swap agreement of $93.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 25, 2011	Sept. 26, 2010
Operating activities
Net income, net of noncontrolling interests	$39,674	$37,915
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	882	1,257
Depreciation and amortization	24,711	24,122
Deferred income taxes	5,219	(850)
Stock-based compensation expense	5,266	4,491
Excess tax benefit on equity awards	(576)	(242)
Other	1,272	303
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,071)	(4,094)
Inventories	201	(525)
Prepaid expenses	3,506	1,309
Other current assets	(107)	381
Other assets and liabilities	491	(397)
Accounts payable	3,896	(2,119)
Income and other taxes payable	3,078	5,499
Accrued expenses	-	(5,701)
Unearned franchise and development fees	(94)	810
Net cash provided by operating activities	84,348	62,159
Investing activities
Purchase of property and equipment	(20,647)	(23,608)
Purchase of investments	(205)	(548)
Proceeds from sale or maturity of investments	128	301
Loans issued	(2,598)	(1,736)
Loan repayments	4,542	2,444
Proceeds from divestitures of restaurants	-	1,423
Other	62	10
Net cash used in investing activities	(18,718)	(21,714)
Financing activities
Net repayments on line of credit facility	(49,000)	-
Excess tax benefit on equity awards	576	242
Tax payments for restricted stock	(1,041)	-
Proceeds from exercise of stock options	10,981	5,304
Acquisition of Company common stock	(49,579)	(43,215)
Noncontrolling interests, net of contributions and distributions	(261)	(235)
Other	97	104
Net cash used in financing activities	(88,227)	(37,800)
Effect of exchange rate changes on cash and cash equivalents	67	78
Change in cash and cash equivalents	(22,530)	2,723
Cash and cash equivalents at beginning of period	46,225	25,457
Cash and cash equivalents at end of period	$23,695	$28,180

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 25, 2011

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 25, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended December 25, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 26, 2010.

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

Papa John’s had two joint venture arrangements as of September 25, 2011 and September 26, 2010, which were as follows:

	Restaurants	Restaurants			Noncontrolling
	as of	as of	Restaurant	Papa John's	Interest
	Sept. 25, 2011	Sept. 26, 2010	Locations	Ownership *	Ownership *

Star Papa, LP	75	75	Texas	51%	49%
Colonel's Limited, LLC	52	52	Maryland and Virginia	70%	30%

*The ownership percentages were the same for both the 2011 and 2010 periods presented in the accompanying consolidated financial statements.

The pre-tax income attributable to the joint ventures for the three and nine months ended September 25, 2011 and September 26, 2010 was as follows:
	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(In thousands)	2011	2010	2011	2010

Papa John's International, Inc.	$1,377	$1,146	$4,693	$4,240
Noncontrolling interests	817	672	2,868	2,672
Total pre-tax income	$2,194	$1,818	$7,561	$6,912

The noncontrolling interest holders’ equity in the joint venture arrangements totaled $8.2 million as of September 25, 2011 and $8.5 million as of December 26, 2010.

Deferred Income Tax Assets and Tax Reserves

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. We use an estimated annual effective rate based on expected annual income to determine our quarterly provision for income taxes. Discrete items are recorded in the quarter in which they occur.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of September 25, 2011, we had a net deferred tax asset balance of $3.2 million. We have not provided a valuation allowance for the deferred tax assets since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.

New Accounting Pronouncements

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  In accordance with the new guidance, an entity will no longer be permitted to record comprehensive income in its Consolidated Statements of Stockholders’ Equity. Instead, entities will be required to present components of comprehensive income in either one continuous financial statement with two sections, net income and other comprehensive income, or in two separate but consecutive statements.  This guidance will be required beginning with our first quarter of fiscal 2012. We do not expect the adoption of this ASU to have any impact on our operating results.

Intangibles – Goodwill and Other

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance will be required beginning with our first quarter of fiscal 2012. We do not expect the adoption of this ASU to have a material impact on our operating results.

Reclassification of Hawaii, Alaska and Canada

In 2011, we realigned management responsibility and financial reporting for Hawaii, Alaska and Canada from our International business segment to our Domestic franchising segment in order to better leverage existing infrastructure and systems. As a result, we renamed the Domestic franchising segment “North America franchising” in the first quarter of 2011. Certain prior year amounts have been reclassified in our Consolidated Statements of Income and in our segment information to conform to the current year presentation.

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

Through February 2011, we had a cheese purchasing arrangement with BIBP Commodities, Inc. (BIBP), a special-purpose entity formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP was an independent, franchisee-owned corporation. BIBP purchased cheese at the market price and sold it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sold cheese to Papa John’s restaurants (both domestic Company-owned and franchised) at a fixed monthly price. PJFS purchased $25.1 million of cheese from BIBP for the three months ended March 27, 2011 and purchased $37.1 million and $113.6 million of cheese for the three and nine months ended September 26, 2010, respectively. PJFS terminated its purchasing agreement with BIBP in February 2011 as described below.

Prior to the termination of the purchasing agreement with BIBP, we recognized the operating losses generated by BIBP when BIBP’s shareholders’ equity was in a net deficit position. Further, we recognized the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. Prior to ceasing operating activities, BIBP operated at breakeven for the three months ended March 27, 2011. We recognized a pre-tax loss of $658,000 ($417,000 net of tax, or $0.02 per diluted share) and pre-tax income of $5.5 million ($3.5 million net of tax, or $0.13 per diluted share) for the three and nine months ended September 26, 2010, respectively, from the consolidation of BIBP.

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

4.  Debt

Our debt is comprised of the following (in thousands):
	Sept. 25,	Dec. 26,
	2011	2010

Revolving line of credit	$50,000	$99,000
Other	-	17
Total long-term debt	$50,000	$99,017

In September 2010, we entered into a five-year, unsecured Revolving Credit Facility (“New Credit Facility”) totaling $175.0 million that replaced a $175.0 million unsecured Revolving Credit Facility (“Old Credit Facility”). Under the New Credit Facility, outstanding balances accrue interest at 100.0 to 175.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option. The commitment fee on the unused balance ranges from 17.5 to 25.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the New Credit Facility. Outstanding balances under the Old Credit Facility accrued interest at 50.0 to 100.0 basis points over LIBOR or other bank developed rates, at our option. The commitment fee on the unused balance ranged from 12.5 to 20.0 basis points. The remaining availability under our New Credit Facility, reduced for certain outstanding letters of credit, was $111.6 million as of September 25, 2011 and $59.1 million as of December 26, 2010. The fair value of our outstanding debt approximates the carrying value since our debt agreements are variable-rate instruments.

The New Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. We were in compliance with all covenants at September 25, 2011 and December 26, 2010.

In August 2011, we entered into a new interest rate swap agreement that provides for a fixed rate of 0.53%, as compared to LIBOR, with a notional amount of $50.0 million. The new interest rate swap agreement expires in August 2013. We had two interest rate swap agreements that expired in January 2011. The previous swap agreements provided for fixed rates of 4.98% and 3.74%, as compared to LIBOR, with each having a notional amount of $50.0 million.

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on present and/or forecasted future borrowings. The effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedge affects earnings. Gains or losses on a swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap are accounted for as adjustments to interest expense. As of September 25, 2011, the swap is an effective cash flow hedge.

The swaps are recorded in other long-term liabilities with fair values of $147,000 and $313,000 as of September 25, 2011 and December 26, 2010, respectively. As of September 25, 2011, the portion of the $147,000 interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $76,000.

There were no derivatives that were not designated as hedging instruments under the provisions of the ASC topic, Derivatives and Hedging.

Interest expense for the swaps was $12,000 and $1.0 million for the three months ended September 25, 2011 and September 26, 2010, respectively, and $305,000 and $3.1 million for the nine months ended September 25, 2011 and September 26, 2010, respectively.

The weighted average interest rates for our Revolving Credit Facilities, including the impact of the previously mentioned swap agreements were 1.29% and 5.20% for the three months ended September 25, 2011 and September 26, 2010, respectively, and 2.04% and 5.09% for the nine months ended September 25, 2011 and September 26, 2010, respectively. Interest paid, including payments made or received under the swaps, was $230,000 and $1.4 million for the three months ended September 25, 2011 and September 26, 2010, respectively, and $1.4 million and $4.0 million for the nine months ended September 25, 2011 and September 26, 2010, respectively.

5.  Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per-share data):
	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2011	2010	2011	2010

Basic earnings per common share:
Net income	$11,123	$7,848	$39,674	$37,915
Weighted average shares outstanding	24,964	25,951	25,302	26,586
Basic earnings per common share	$0.45	$0.30	$1.57	$1.43

Earnings per common share - assuming dilution:
Net income	$11,123	$7,848	$39,674	$37,915

Weighted average shares outstanding	24,964	25,951	25,302	26,586
Dilutive effect of outstanding compensation awards	182	130	226	157
Diluted weighted average shares outstanding	25,146	26,081	25,528	26,743
Earnings per common share - assuming dilution	$0.44	$0.30	$1.55	$1.42

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the quarter were not included in the computation of earnings per common share – assuming dilution because the effect would have been antidilutive. The weighted average number of shares subject to the antidilutive options was 207,000 and 1.7 million for the three-month periods ended September 25, 2011 and September 26, 2010, respectively. The weighted average number of shares subject to the antidilutive options for the nine-month periods ended September 25, 2011 and September 26, 2010 was 306,000 and 1.5 million, respectively.

6.  Comprehensive Income

Comprehensive income is comprised of the following:
	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010

Net income, including noncontrolling interests	$11,940	$8,520	$42,542	$40,587
Change in valuation of interest rate swap
agreements, net of tax	(93)	581	66	1,730
Foreign currency translation gain (loss)	(160)	1,471	440	34
Comprehensive income	$11,687	$10,572	$43,048	$42,351

7.  Commitments and Contingencies

Lease Agreements

As a condition of the sale of our former Perfect Pizza operations in the United Kingdom (UK) in March 2006, we remain contingently liable for payment under approximately 40 lease agreements for Perfect Pizza’s restaurant sites, for which the Perfect Pizza franchisees and franchisor are primarily liable. As the initial party to the lease agreements, we are liable to the extent that the primary obligor does not satisfy its payment obligations. The leases have varying terms, the latest of which expires in 2017, with most expiring by the end of 2014. As of September 25, 2011 the estimated maximum amount of undiscounted rental payments we would be required to make in the event of non-payment under all such leases was approximately $2.5 million, excluding the $782,000 charge discussed below.

On August 1, 2011 the High Court of Justice Chancery Division, Birmingham District Registry entered an order placing Perfect Pizza in administration, thereby providing Perfect Pizza with protection from its creditors in accordance with UK insolvency law. On the same date, the administrators entered into an agreement to sell substantially all of the business and assets of Perfect Pizza. In accordance with the terms of the agreement, the buyer has an option period of up to nine months to determine which Perfect Pizza leases they will assume.

The buyer is continuing to assess most restaurant leases but has identified certain leases that will likely not be assumed. Accordingly, for the three and nine months ended September 25, 2011, we recorded an expense of $782,000 in other general expenses in the accompanying Consolidated Statements of Income, representing the remaining rentals, taxes and insurance related to these specific leases. Given the uncertainty of the remaining restaurant locations, we are unable to reasonably estimate any potential additional liability for those locations and therefore no amount has been recorded in the consolidated financial statements as of September 25, 2011 with respect to the remaining restaurant locations.

Contingencies

We are subject to claims and legal actions in the ordinary course of business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

8.  Segment Information

We have defined six reportable segments: domestic Company-owned restaurants, domestic commissaries, North America franchising, international operations, variable interest entities (“VIEs”) and all other units.

The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as restaurants operating in the United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and other food and beverage products to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to Company-owned and franchised restaurants. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from the sale of franchise and development rights and the collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, China and Mexico and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. BIBP was a variable interest entity in which we were deemed the primary beneficiary, as defined in Note 3, and is the only activity reflected in the VIE segment. All other business units that do not meet the quantitative thresholds for determining reportable segments, which we refer to as our “all others” segment, consist of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our online and other technology-based ordering platforms.

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

As previously noted, beginning in 2011, we realigned management responsibility for Hawaii, Alaska and Canada from the International segment to the Domestic franchising segment in order to better leverage existing infrastructure and systems. As a result, we renamed the Domestic franchising segment “North America franchising” in the first quarter of 2011. The prior year data in the following table has been reclassified from the International segment to the North America franchising segment to conform to the current year presentation.

Our segment information is as follows:
	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010
Revenues from external customers:
Domestic Company-owned restaurants	$128,787	$120,414	$395,099	$374,652
Domestic commissaries	130,870	111,884	379,569	338,460
North America franchising *	18,122	16,802	56,265	52,598
International *	15,521	11,888	42,551	34,175
All others	12,368	12,138	38,185	39,674
Total revenues from external customers	$305,668	$273,126	$911,669	$839,559

Intersegment revenues:
Domestic commissaries	$38,702	$32,376	$112,674	$99,254
North America franchising	542	494	1,625	1,509
International	58	163	163	852
Variable interest entities	-	37,052	25,117	113,556
All others	2,793	2,854	7,919	8,713
Total intersegment revenues	$42,095	$72,939	$147,498	$223,884

Income (loss) before income taxes:
Domestic Company-owned restaurants	$4,273	$5,503	$22,577	$25,604
Domestic commissaries	7,237	5,393	21,112	20,577
North America franchising *	15,941	14,663	50,190	46,713
International *	249	(1,309)	(817)	(4,162)
Variable interest entities	-	(658)	-	5,505
All others	(66)	60	(742)	1,187
Unallocated corporate expenses	(11,085)	(11,004)	(29,371)	(33,963)
Elimination of intersegment profits	297	(108)	(256)	(329)
Total income before income taxes	$16,846	$12,540	$62,693	$61,132
Income attributable to noncontrolling interests	(817)	(672)	(2,868)	(2,672)
Total income before income taxes, net
of noncontrolling interests	$16,029	$11,868	$59,825	$58,460

Property and equipment:
Domestic Company-owned restaurants	$173,814
Domestic commissaries	85,264
International	18,279
All others	36,157
Unallocated corporate assets	130,287
Accumulated depreciation and amortization	(260,617)
Net property and equipment	$183,184

*The results for the three and nine months ended September 26, 2010 for franchised restaurants operating in Hawaii, Alaska and Canada have been reclassified from the International segment to the North America franchising segment to conform to the current year presentation. The impact of the reclassification was to increase North America franchising revenues and income before income taxes by $362,000 and $302,000, respectively, for the three months ended September 26, 2010, and $1.1 million and $982,000, respectively, for the nine months ended September 26, 2010, with corresponding decreases in the International segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At September 25, 2011, there were 3,780 Papa John’s restaurants (623 Company-owned and 3,157 franchised) operating in all 50 states and 32 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

At September 25, 2011, we had a net investment of $21.1 million associated with our United Kingdom subsidiary (PJUK). The goodwill allocated to this entity was $14.7 million at September 25, 2011. We have previously recorded goodwill impairment charges for this entity. We believe PJUK will continue to improve its operating results through ongoing growth initiatives, by increasing Papa John’s brand awareness in the United Kingdom, improving sales and profitability for individual franchised restaurants and increasing net PJUK franchised unit openings over the next several years. If our continued growth initiatives with PJUK are not successful, future impairment charges could be recorded.

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

Deferred Income Tax Accounts and Tax Reserves

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. We use an estimated annual effective rate based on expected annual income to determine our quarterly provision for income taxes. Discrete items are recorded in the quarter in which they occur.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of September 25, 2011, we had a net deferred tax asset balance of $3.2 million. We have not provided a valuation allowance for the deferred tax assets since we believe it is more likely than not that future earnings will be sufficient to ensure the realization of the net deferred tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.

Consolidation of BIBP Commodities, Inc. as a Variable Interest Entity

BIBP was a franchisee-owned corporation that conducted a cheese-purchasing program on behalf of Company-owned and franchised restaurants operating in the United States through February 2011. As the primary beneficiary, we consolidated the operating results of BIBP. BIBP operated at breakeven for the first two months of 2011 and recognized a pre-tax loss of $700,000 and pre-tax income of $5.5 million for the three and nine months ended September 26, 2010, respectively.

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

The following table summarizes the impact of BIBP, prior to the required consolidating eliminations, on our consolidated statements of income for the three and nine months ended September 25, 2011 and September 26, 2010 (in thousands):
	Three Months Ended		Nine Months Ended
	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010

BIBP sales	$-	$37,052	$25,117	$113,556

Cost of sales	-	37,580	25,100	107,629
General and administrative expenses	-	25	17	66
Total costs and expenses	-	37,605	25,117	107,695
Operating (loss) income	-	(553)	-	5,861
Interest expense	-	(105)	-	(356)
(Loss) income before income taxes	$-	$(658)	$-	$5,505

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

Restaurant Progression:
	Three Months Ended		Nine Months Ended
	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010
North America Company-owned:
Beginning of period	595	590	591	588
Opened	2	-	6	4
Closed	-	-	-	(2)
End of period	597	590	597	590
International Company-owned:
Beginning of period	23	29	21	26
Opened	3	2	5	6
Closed	-	(1)	-	(1)
Acquired from franchisees	-	-	-	1
Sold to franchisees	-	(10)	-	(12)
End of period	26	20	26	20
North America franchised (a):
Beginning of period	2,393	2,283	2,346	2,246
Opened	36	48	103	130
Closed	(16)	(10)	(36)	(55)
End of period	2,413	2,321	2,413	2,321
International franchised (a):
Beginning of period	722	614	688	609
Opened	33	33	82	80
Closed	(11)	(5)	(26)	(48)
Acquired from Company	-	10	-	12
Sold to Company	-	-	-	(1)
End of period	744	652	744	652
Total restaurants - end of period	3,780	3,583	3,780	3,583

(a)
The restaurant unit data for the three and nine months ended September 26, 2010 has been adjusted to reflect the reclassification of restaurants operating in Hawaii, Alaska and Canada from International franchised to North America franchised. There were 63 restaurants reclassified from International to North America franchised as of September 26, 2010.

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

From time to time, we offer additional discretionary support initiatives to our franchisees, including:

•	Food cost relief by lowering the commissary margin on certain commodities sold by PJFS to the franchise system and by providing incentive rebate opportunities;
•	Targeted royalty relief and local marketing support to assist certain identified franchisees or markets;
•	Restaurant opening incentives; and
•	Financing on a selected basis, primarily to assist new or existing franchisees with the acquisition of troubled franchise restaurants or to build new restaurants.

In 2010, we provided additional system-wide national marketing contributions, additional system-wide local print marketing contributions and certain other system-wide incentives.

Summary of Operating Results – Segment Review

Discussion of Revenues

Total revenues were $305.7 million for the third quarter of 2011, representing an increase of 11.9% from revenues of $273.1 million for the same quarter in 2010. For the nine months ended September 25, 2011, total revenues were $911.7 million, representing an increase of 8.6% from revenues of $839.6 million for the comparable period in 2010. The increases were primarily due to the following:

•
Domestic Company-owned restaurant sales increased $8.4 million, or 7.0%, and $20.4 million, or 5.5%, for the three and nine months ended September 25, 2011, respectively, primarily due to increases in comparable sales of 6.3% and 5.0%, respectively. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

•
North America franchise royalty revenues increased approximately $1.3 million, or 7.9%, and $3.7 million, or 7.0%, for the three and nine months ended September 25, 2011, respectively, due to increases in comparable sales of 4.9% and 3.6%, respectively, and increases in the number of franchise restaurants.

•
Domestic commissary sales increased $19.0 million, or 17.0%, and $41.1 million, or 12.1%, for the three and nine months ended September 25, 2011, respectively. The increases were primarily due to increases in the selling prices of certain commodities, most notably cheese, and increases in sales volumes.

•
International revenues increased $3.6 million, or 30.6%, and $8.4 million, or 24.5%, for the three and nine months ended September 25, 2011, respectively, primarily due to increases in the number of restaurants and increases in comparable sales of 4.7% and 5.0%, respectively, calculated on a constant dollar basis. Through the first three quarters of 2010, the International segment included revenues from Company-owned restaurants located in the United Kingdom, which were sold in the third quarter of 2010.

Revenues for the nine-month period ended September 25, 2011 were also impacted by a $1.5 million decrease in other sales primarily resulting from a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, and reduced online fees charged to our domestic franchisees pursuant to the National Marketing Fund Agreement.

Discussion of Operating Results

Our income before income taxes, net of noncontrolling interests, totaled $16.0 million for the three months ended September 25, 2011, compared to $11.9 million for the same period in 2010 ($12.5 million in the corresponding period in 2010, excluding the impact of BIBP,  an increase of $3.5 million or 28.0%), and $59.8 million for the nine months ended September 25, 2011, compared to $58.5 million for the same period in 2010 ($53.0 million in the corresponding period in 2010, excluding the impact of BIBP, an increase of $6.9 million or 13.0%).

Income before income taxes, net of noncontrolling interests is summarized in the following table on an operating segment basis (in thousands):
	Three Months Ended			Nine Months Ended
	Sept. 25,	Sept. 26,	Increase	Sept. 25,	Sept. 26,	Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Domestic Company-owned restaurants	$4,273	$5,503	$(1,230)	$22,577	$25,604	$(3,027)
Domestic commissaries	7,237	5,393	1,844	21,112	20,577	535
North America franchising *	15,941	14,663	1,278	50,190	46,713	3,477
International *	249	(1,309)	1,558	(817)	(4,162)	3,345
All others	(66)	60	(126)	(742)	1,187	(1,929)
Unallocated corporate expenses	(11,085)	(11,004)	(81)	(29,371)	(33,963)	4,592
Elimination of intersegment losses (profits)	297	(108)	405	(256)	(329)	73
Income before income taxes, excluding
variable interest entities	16,846	13,198	3,648	62,693	55,627	7,066
BIBP, a variable interest entity	-	(658)	658	-	5,505	(5,505)
Total income before income taxes	16,846	12,540	4,306	62,693	61,132	1,561
Income attributable to noncontrolling
interests	(817)	(672)	(145)	(2,868)	(2,672)	(196)
Total income before income taxes,
net of noncontrolling interests	$16,029	$11,868	$4,161	$59,825	$58,460	$1,365

*In 2011, we realigned management responsibility for Hawaii, Alaska and Canada from the International segment to the Domestic franchising segment in order to better leverage existing infrastructure and systems. As a result, we renamed the Domestic franchising segment “North America franchising”. The prior year income before income taxes for these restaurants has been reclassified from the International segment to the North America franchising segment to conform to the current year presentation. The impact of the reclassification was to increase income before income taxes for the North America franchising segment by $302,000 and $982,000 for the three and nine months ended September 26, 2010, respectively, with corresponding decreases in income before income taxes for the International segment.

Changes in income before income taxes, net of noncontrolling interests, for the three and nine months ended September 25, 2011, respectively, excluding the impact of BIBP, are summarized on a segment basis as follows:

•
Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income was $4.3 million for the three months ended September 25, 2011, compared to $5.5 million for the comparable 2010 period, and $22.6 million for the nine months ended September 25, 2011, compared to $25.6 million for the comparable 2010 period. The decreases of $1.2 million and $3.0 million for the three- and nine- month periods were due to increased commodity costs, primarily cheese, partially offset by incremental profits from higher comparable sales. The nine-month period in 2011 was also impacted by increased advertising costs.

•
Domestic Commissary Segment. Domestic commissaries’ operating income increased $1.8 million and approximately $500,000 for the three and nine months ended September 25, 2011, over the comparable 2010 periods. The increases were due to higher operating income dollar margin attributable to higher sales volumes, partially offset by increased costs attributable to higher fuel prices.

•
North America Franchising Segment. North America franchising operating income increased approximately $1.3 million and $3.5 million for the three- and nine-month periods of 2011, respectively, as compared to the comparable 2010 periods. The increases were due to the previously mentioned royalty revenue increases.

•
International Segment. The operating income in the International segment for the third quarter of 2011 was approximately $250,000, compared to an operating loss of $1.3 million for the prior year comparable quarter and was a loss of approximately $800,000 compared to a loss of $4.2 million for the nine months ended September 25, 2011 and September 26, 2010, respectively. The improvements in operating results of $1.6 million and $3.3 million, respectively, were primarily due to increased royalties due to growth in the number of units and comparable sales increases of 4.7% and 5.0% for the three- and nine-month periods, respectively. Additionally, the prior year results included start-up costs associated with our Company-owned commissary in the United Kingdom that opened in 2010.

•
All Others Segment. The “All others” segment reported losses of approximately $70,000 and $700,000 for the three and nine months ended September 25, 2011, respectively. The “All others” reporting segment operating results declined approximately $100,000 and $1.9 million for the three- and nine-month periods, respectively, as compared to the corresponding 2010 periods. The decreases were primarily due to a decline in the operating results of our online ordering (“eCommerce”) business, partially offset by improvements in operating income at our print and promotions subsidiary, Preferred Marketing Solutions. The decline in the operating results of our eCommerce business was due to an increase in infrastructure and support costs attributable to the new online ordering system. Additionally, online revenues decreased for the nine months ended September 25, 2011.

•
Unallocated Corporate Segment. Unallocated corporate expenses increased $81,000 and decreased $4.6 million for the three and nine months ended September 25, 2011, respectively, as compared to the corresponding periods in the prior year. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 25,	Sept. 26,	Increase	Sept. 25,	Sept. 26,	Increase
	2011	2010	(decrease)	2011	2010	(decrease)

General and administrative (a)	$5,629	$5,962	$(333)	$18,987	$20,735	$(1,748)
Net interest (b)	116	1,140	(1,024)	675	3,086	(2,411)
Depreciation	1,818	2,293	(475)	6,236	6,694	(458)
Franchise incentives and initiatives (c)	2,754	1,750	1,004	2,754	4,250	(1,496)
Perfect Pizza lease obligation (d)	782	-	782	782	-	782
Other income	(14)	(141)	127	(63)	(802)	739
Total unallocated corporate expenses	$11,085	$11,004	$81	$29,371	$33,963	$(4,592)

(a)
The decrease in unallocated corporate general and administrative costs for the nine months ended September 25, 2011 was due to lower short- and long-term incentive compensation costs, and lower sponsorship fees, partially offset by increased travel costs.

(b)	The decreases in net interest expense reflect the decrease in our average outstanding debt balance and lower interest rates.

(c)
In 2010, we provided discretionary contributions to the national marketing fund and other local advertising cooperatives. In 2011, we offered incentives to domestic franchisees for meeting certain sales targets, including driving comparable sales, transactions and online sales.

(d)
The Perfect Pizza lease obligation relates to rents, taxes and insurance associated with the former Perfect Pizza operations in the United Kingdom. See the notes to condensed consolidated financial statements for additional information.

Diluted earnings per share were $0.44 in the third quarter of 2011, compared to $0.30 ($0.32 per share, excluding the impact of BIBP, an increase of $0.12 or 37.5%) in the third quarter of 2010. For the nine months ended September 25, 2011 and September 26, 2010, diluted earnings per share were $1.55 and $1.42, respectively ($1.29 per share for the nine months ended September 26, 2010, excluding the impact of BIBP, an increase of $0.26 or 20.2%). Diluted weighted average shares outstanding decreased 3.6% and 4.5% for the three and nine months ended September 25, 2011, respectively, from the prior comparable periods. Diluted earnings per share increased $0.01 and $0.07 for the three- and nine-month periods, respectively, due to the reductions in shares outstanding.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $128.8 million for the three months ended September 25, 2011, compared to $120.4 million for the same period in 2010, and $395.1 million for the nine months ended September 25, 2011, compared to $374.7 million for the same period in 2010. The increases of $8.4 million and $20.4 million, respectively, were primarily due to the previously mentioned increases of 6.3% and 5.0% in comparable sales for the three and nine months ended September 25, 2011, respectively.

North America franchise sales were $419.7 million for the three months ended September 25, 2011, compared to $395.2 million for the same period in 2010, and $1.287 billion for the nine months ended September 25, 2011, compared to $1.208 billion for the same period in 2010. Domestic franchise comparable sales increased 4.9% for the third quarter and increased 3.6% for the nine months ended September 25, 2011, and equivalent units increased 3.6% and 4.5%, respectively, for the comparable periods. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. North America franchise sales are not included in our Consolidated Statements of Income; however, our North America franchise royalty revenue is derived from these sales. North America franchise royalties were $18.0 million and $55.8 million for the three and nine months ended September 25, 2011, respectively, representing increases of 7.9% and 7.0% from the comparable periods in the prior year. The increases in royalties were primarily due to the previously noted increases in franchise sales.

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

The comparable sales base and average weekly sales for 2011 and 2010 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	Sept. 25, 2011		Sept. 26, 2010
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	597	2,413	590	2,321
Equivalent units	591	2,328	586	2,247
Comparable sales base units	582	2,150	577	2,071
Comparable sales base percentage	98.5%	92.4%	98.5%	92.2%
Average weekly sales - comparable units	$16,850	$14,154	$15,881	$13,542
Average weekly sales - total non-comparable units	$11,144	$10,422	$11,347	$13,348
Average weekly sales - all units	$16,763	$13,869	$15,813	$13,527

	Nine Months Ended
	Sept. 25, 2011		Sept. 26, 2010
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	597	2,413	590	2,321
Equivalent units	588	2,318	585	2,217
Comparable sales base units	581	2,126	576	2,071
Comparable sales base percentage	98.8%	91.7%	98.4%	93.4%
Average weekly sales - comparable units	$17,303	$14,559	$16,496	$14,074
Average weekly sales - total non-comparable units	$11,155	$10,612	$10,939	$12,468
Average weekly sales - all units	$17,224	$14,231	$16,410	$13,967

Note: Franchised data for the three and nine months ended September 26, 2010 has been reclassified to include units operating in Hawaii, Alaska and Canada. These units were previously reported in our International segment.

Domestic commissary sales increased 17.0% to $130.9 million for the three months ended September 25, 2011 from $111.9 million in the comparable 2010 period and increased 12.1% to $379.6 million for the nine months ended September 25, 2011 from $338.5 million in the comparable 2010 period. The increases were due to increases in the selling prices of certain commodities, most notably cheese, and increases in sales volumes.

Other sales increased approximately $200,000 and decreased $1.5 million for the three and nine months ended September 25, 2011, respectively. The decrease for the nine-month period primarily resulted from a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, and a reduction in the online fee charged to our domestic franchisees in connection with the National Marketing Fund Agreement.

International franchise sales were $81.9 million for the three months ended September 25, 2011, compared to $67.0 million for the same period in 2010, and $236.7 million for the nine months ended September 25, 2011, compared to $188.4 million for the same period in 2010. International franchise sales are not included in our Consolidated Statements of Income; however, our international royalty revenue is derived from these sales. Total international revenues were $15.5 million for the three months ended September 25, 2011, compared to $11.9 million for the same period in 2010, and $42.6 million for the nine months ended September 25, 2011, compared to $34.2 million for the same period in 2010, reflecting an increase in the number of restaurants in addition to the 4.7% and 5.0% increases in comparable sales, calculated on a constant dollar basis. These increases were partially offset by the prior year’s inclusion of revenues from Company-owned restaurants located in the United Kingdom, which were sold in the third quarter of 2010. Our PJUK operations represented 52% of international revenues during the nine-month period in 2011.

Costs and Expenses.  The restaurant operating margin for domestic Company-owned units was 17.4% for the three months ended September 25, 2011, compared to 18.2% (18.3% excluding BIBP) for the same period in 2010, and 19.1% for the nine months ended September 25, 2011, compared to 20.8% (20.4% excluding BIBP) for the same period in 2010. Excluding the impact of consolidating BIBP in 2010, the restaurant operating margin decreased 0.9% and 1.3% for the three and nine months ended September 25, 2011, respectively, consisting of the following differences:

•
Cost of sales was 2.5% and 1.8% higher as a percentage of sales for the three and nine months ended September 25, 2011, respectively, as compared to the same periods of 2010, due to the impact of higher commodities costs, principally cheese, wheat and meats.

•
Salaries and benefits were 0.5% and 0.4% lower as a percentage of sales for the three and nine months ended September 25, 2011, respectively, as compared to the same periods of 2010, reflecting the benefit of increased sales.

•
Advertising and related costs as a percentage of sales were 0.2% lower and 0.2% higher for the three and nine months ended September 25, 2011, respectively, as compared to the same periods of 2010. National marketing as a percentage of sales increased for both the three- and nine-month periods. Local advertising can vary somewhat from quarter to quarter.

•
Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.9% and 0.3% lower for the three and nine months ended September 25, 2011, respectively, as compared to the corresponding 2010 periods, reflecting the benefit of increased sales.

Domestic commissary and other margin was 7.4% for the three months ended September 25, 2011, compared to 7.3% for the corresponding period in 2010, and 7.4% for the nine months ended September 25, 2011, compared to 8.4% for the corresponding period in 2010. Domestic commissary and other margin increased 0.1% and decreased 1.0% for the three and nine months ended September 25, 2011, respectively, consisting of the following differences:

•
Cost of sales was 0.9% and 1.3% higher as a percentage of revenues for the three and nine months ended September 25, 2011, respectively, as compared to the same periods of 2010. Cost of sales increased primarily due to the impact of higher commodities costs, primarily cheese, wheat and meats. In addition, a reduction in online fee revenue from franchisees pursuant to the National Marketing Fund Agreement and an increase in eCommerce support costs contributed to the increases in cost of sales.

•
Salaries and benefits were 0.7% and 0.5% lower as a percentage of revenues for the three and nine months ended September 25, 2011, respectively, as compared to the same periods of 2010, reflecting the benefit of increased sales.

•
Other operating expenses were 0.3% lower and 0.2% higher as a percentage of revenues for the three and nine months ended September 25, 2011, respectively, as compared to the same periods of 2010. Fuel prices were higher in 2011; however, the decrease on a percentage of sales-basis for the three-month period was due to increased sales.

We recorded a pre-tax loss of $400,000 and pre-tax income of $4.6 million from the franchise cheese-purchasing program, net of noncontrolling interest, for the three and nine months ended September 26, 2010. These results represent only the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s pre-tax income was a pre-tax loss of approximately $700,000 and pre-tax income of $5.5 million for the three and nine months ended September 26, 2010 (no impact in 2011 through February, at which time the purchasing agreement with BIBP was terminated).

International operating expenses were 84.0% of international restaurant and commissary sales for the three months ended September 25, 2011, compared to 89.0% for the same period in 2010, and 85.1% of international restaurant and commissary sales for the nine months ended September 25, 2011, compared to 89.0% for the same period in 2010. The improvements in operating expenses as a percentage of sales were due to both improvements in operating results in our Beijing, China restaurants and our PJUK commissary. The nine-month period in 2010 included start-up costs associated with our PJUK commissary, which was opened in 2010.

General and administrative expenses were $27.3 million, or 8.9%, of revenues for the three months ended September 25, 2011, compared to $27.1 million, or 9.9%, of revenues for the same period in 2010, and $84.0 million, or 9.2%, of revenues, for the nine months ended September 25, 2011, compared to $84.0 million, or 10.0%, of revenues for the same period in 2010. The dollar amounts were relatively flat for both years and declined as a percentage of sales.

Other general expenses reflected net expense of $4.8 million for the three months ended September 25, 2011, compared to $2.6 million for the comparable period in 2010, and $7.0 million for the nine months ended September 25, 2011, compared to $6.6 million for the comparable period in 2010, as detailed below (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 25,	Sept. 26,	Increase	Sept. 25,	Sept. 26,	Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Disposition and valuation-related costs	$120	$203	$(83)	$506	$554	$(48)
Provision for uncollectible accounts
and notes receivable	583	308	275	455	642	(187)
Pre-opening costs	27	22	5	183	142	41
Franchise and development incentives
and initiatives (a)	3,307	2,083	1,224	3,927	4,854	(927)
Perfect Pizza lease obligation (b)	782	-	782	782	-	782
Other (income) expense	(42)	27	(69)	1,164	428	736
Total other general expenses	$4,777	$2,643	$2,134	$7,017	$6,620	$397

(a)
In 2010, we provided discretionary contributions to the national marketing fund and other local advertising cooperatives. The 2011 amounts include approximately $2.8 million of incentives offered to domestic franchisees for meeting certain sales targets, including driving comparable sales, transactions and online sales for the three and nine months ended September 25, 2011.

(b)
The Perfect Pizza lease obligation relates to rents, taxes and insurance associated with the former Perfect Pizza operations in the United Kingdom. See the notes to condensed consolidated financial statements for additional information.

Depreciation and amortization was $8.0 million (2.6% of revenues) for the three months ended September 25, 2011, compared to $8.1 million (3.0% of revenues) for the comparable 2010 period, and $24.7 million (2.7% of revenues) for the nine months ended September 25, 2011, compared to $24.1 million (2.9% of revenues) for the comparable 2010 period. The increase for the nine-month period was primarily due to the enhancements made to our online ordering system in late 2010.

Net interest. Net interest expense was approximately $100,000 for the three months ended September 25, 2011, compared to $1.2 million for the same period in 2010, and approximately $600,000 for the nine months ended September 25, 2011, compared to $3.4 million for the same period in 2010. The decreases in net interest costs reflect a lower average outstanding debt balance and lower effective interest rates.

Income Tax Expense.  Our effective income tax rates were 29.1% and 32.1% for the three and nine months ended September 25, 2011, respectively, representing decreases of 3.2% and 1.2%, from the prior year rates, excluding BIBP. Our tax rates, net of noncontrolling interests, were 30.6% and 33.7% for the three and nine months ended September 25, 2011, representing decreases of 3.4% and 1.3% from the prior year rates, excluding BIBP. The lower effective rates were primarily due to the finalization of certain income tax issues which resulted in income tax benefits of $1.0 million and $1.6 million for the three- and nine-month periods, respectively. Our effective income tax rate may fluctuate from quarter to quarter for various reasons, including the settlement or resolution of specific federal and state issues.

Liquidity and Capital Resources

Our debt is comprised of the following (in thousands):
	Sept. 25,	Dec. 26,
	2011	2010

Revolving line of credit	$50,000	$99,000
Other	-	17
Total long-term debt	$50,000	$99,017

In September 2010, we entered into a five-year, unsecured Revolving Credit Facility (“New Credit Facility”) totaling $175.0 million that replaced a $175.0 million unsecured Revolving Credit Facility (“Old Credit Facility”). Under the New Credit Facility, outstanding balances accrue interest at 100.0 to 175.0 basis points over the London Interbank Offered Rate (LIBOR) or other bank-developed rates, at our option. The commitment fee on the unused balance ranges from 17.5 to 25.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the New Credit Facility. Outstanding balances under the Old Credit Facility accrued interest at 50.0 to 100.0 basis points over LIBOR or other bank developed rates, at our option. The commitment fee on the unused balance ranged from 12.5 to 20.0 basis points. We have used interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our revolving credit facility. We currently have a swap with a fixed rate of 0.53%, as compared to LIBOR, with a notional amount of $50.0 million. See the notes to condensed consolidated financial statements for additional information.

Our New Credit Facility contains customary affirmative and negative covenants, including the following financial covenants, as defined by the New Credit Facility:
Actual Ratio for the
Quarter Ended
	Permitted Ratio	September 25, 2011

Leverage Ratio	Not to exceed 2.5 to 1.0	0.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	5.1 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants at September 25, 2011 and December 26, 2010.

Cash flow from operating activities was $84.3 million for the nine months ended September 25, 2011, compared to $62.2 million for the same period in 2010. The consolidation of BIBP increased cash flow from operations by $5.5 million in the first nine months of 2010. Excluding the impact of BIBP, cash flow from operations was $84.3 million in the first nine months of 2011 and $56.7 million in the first nine months of 2010. The increase of $27.7 million was due to higher net income and favorable working capital changes, primarily due to timing of payments.

The Company’s free cash flow for the nine months ended September 25, 2011 and September 26, 2010 was as follows (in thousands):
	Nine Months Ended
	Sept. 25,	Sept. 26,
	2011	2010

Net cash provided by operating activities	$84,348	$62,159
Pre-tax income from BIBP cheese purchasing entity	-	(5,505)
Purchase of property and equipment	(20,647)	(23,608)
Free cash flow (a)	$63,701	$33,046

(a)
Free cash flow is defined as net cash provided by operating activities (from the consolidated statements of cash flows) excluding the impact of BIBP, less the purchases of property and equipment. See “Non-GAAP Measures” above for more information about this non-GAAP measure, its limitations and why we present free cash flow alongside the most directly comparable GAAP measure.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, including re-image costs for Company-owned restaurants in connection with a domestic system-wide re-image program, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. During the nine months ended September 25, 2011, capital expenditures of $20.6 million and common stock repurchases of $49.6 million (1.6 million shares at an average price of $30.70 per share) were funded primarily by cash flow from operations and from available cash and cash equivalents. Subsequent to September 25, 2011, through October 26, 2011, we repurchased an additional 252,000 shares with an aggregate cost of $7.7 million and an average cost of $30.74 per share. As of October 26, 2011, $29.5 million remained available for repurchase of common stock under this authorization.

Our outstanding principal balance under our revolving line of credit decreased from $99.0 million at December 26, 2010 to $50.0 million at September 25, 2011, as we used available cash to reduce our outstanding debt.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other Company communications constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such statements may relate to projections concerning business performance, revenue, earnings, contingent liabilities, commodity costs, margins, unit growth and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements.

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales, including an increase in or continuation of the aggressive pricing and promotional environment; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably; general economic and political conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel, employee compensation and benefits, insurance and similar costs (including the impact of federal health care legislation); the ability of the Company to pass along such increases in or sustained high costs to franchisees or consumers; the impact of current or future legal claims and current proposed legislation impacting our business; the impact that product recalls, food quality or safety issues, and general public health concerns could have on our restaurants; currency exchange and interest rates; credit risk associated with parties to leases of restaurants and commissaries, including those Perfect Pizza locations formerly operated by us, for which we remain contractually liable; and increased risks associated with our international operations, including economic and political conditions in our international markets and difficulty in meeting planned sales targets for our international operations. These and other risk factors as discussed in detail in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for our 2010 fiscal year and “Part II. Item 1A. – Risk Factors” of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2011, could materially affect the Company’s business, financial condition or operating results. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at September 25, 2011 was comprised of a $50.0 million outstanding principal balance on our $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR) plus a 100.0 to 175.0 basis point spread, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

In August 2011, we entered into a new interest rate swap agreement that provides for a fixed rate of 0.53%, as compared to LIBOR, with a notional amount of $50.0 million. The new interest rate swap agreement expires in August 2013. We had two interest rate swap agreements that expired in January 2011. The previous swap agreements provided for fixed rates of 4.98% and 3.74%, as compared to LIBOR, with each having a notional amount of $50.0 million.

The effective interest rate on the revolving line of credit, including the impact of the interest rate swap agreement, was 1.53% as of September 25, 2011. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of September 25, 2011, net of the swap, would have no impact on interest expense.

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

The following table presents the actual average block price for cheese by quarter through the third quarter of 2011 and the projected fourth quarter and full-year 2011 average block price (based on the October 26, 2011 Chicago Mercantile Exchange milk futures market prices), and the average BIBP block price by quarter for 2010:
	2011		2010
	Projected		BIBP	Actual
	Block Price		Block Price	Block Price

Quarter 1	$1.695		$1.595	$1.431
Quarter 2	1.736		1.529	1.407
Quarter 3	2.006		1.572	1.597
Quarter 4	1.704	*	1.645	1.578
Full Year	$1.785	*	$1.585	$1.503

*amounts are estimates based on futures prices

BIBP operated at breakeven in 2011 and ceased operations in February 2011. The following table presents the 2010 impact by quarter on our pre-tax income due to consolidating BIBP (in thousands):

Actual
2010
Quarter 1	$3,485
Quarter 2	2,678
Quarter 3	(658)
Quarter 4 (a)	15,449
Full Year	$20,954

(a)	Includes a reduction in BIBP's cost of sales of $14.2 million at 2010 fiscal year-end associated with PJFS's agreement to pay BIBP for past cheese purchases an amount equal to its accumulated deficit.

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“1934 Act”)). Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $875.0 million of common stock under a share repurchase program that began on December 9, 1999 and expires on December 31, 2011. Through September 25, 2011, a total of 47.0 million shares with an aggregate cost of $837.7 million and an average price of $17.82 per share have been repurchased under this program. Subsequent to September 25, 2011, through October 26, 2011, we acquired an additional 252,000 shares with an aggregate cost of $7.7 million and an average cost of $30.74 per share. As of October 26, 2011, $29.5 million remained available for the repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the first nine months of 2011 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total	Average		of Shares	Value of Shares
	Number	Price		Purchased as Part of	that May Yet Be
	of Shares	Paid per		Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share		Plans or Programs	Plans or Programs

12/27/2010 - 01/23/2011	66	$27.93		45,455	$85,030
01/24/2011 - 02/20/2011	-	-	*	45,455	$85,030
02/21/2011 - 03/27/2011	77	$29.57		45,532	$82,742
03/28/2011 - 04/24/2011	15	$30.01		45,547	$82,288
04/25/2011 - 05/22/2011	140	$31.39		45,687	$77,892
05/23/2011 - 06/26/2011	519	$33.11		46,206	$60,699
06/27/2011 - 07/24/2011	96	$32.04		46,302	$57,636
07/25/2011 - 08/21/2011	223	$29.48		46,525	$51,052
08/22/2011 - 09/25/2011	479	$28.77		47,004	$37,282

*There were no share repurchases during this period.

In May 2011, our authorization to repurchase common stock increased by $50.0 million. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to December 26, 2010.

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended from time to time, to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

In May 2011, 34,000 shares of the Company’s common stock were acquired from employees to satisfy tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

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

101
Financial statements from the quarterly report on Form 10-Q of Papa John's International, Inc. for the quarter ended September 25, 2011, filed on November 1, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN'S INTERNATIONAL, INC.
(Registrant)

Date: November 1, 2011	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President and
Chief Financial Officer