Form 10-K
period 2011-12-25
PAPA JOHNS INTERNATIONAL INC
filed 2012-02-21
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 25, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________________ to _______________________

Commission File Number:  0-21660

PAPA JOHN’S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1203323 (I.R.S. Employer Identification No.)

2002 Papa Johns Boulevard Louisville, Kentucky (Address of principal executive offices)	40299-2367 (Zip Code)

(502) 261-7272
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(Title of Each Class) Common Stock, $.01 par value	(Name of each exchange on which registered) The NASDAQ Stock Market LLC

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
Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 26, 2011, was approximately $633,919,944.

As of February 14, 2011, there were 24,242,254 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2012.

PART I

Item 1.  Business

General

Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and restaurant-based delivery restaurants under the trademark “Papa John’s”. The first Company-owned Papa John’s restaurant opened in 1985 and the first franchised restaurant opened in 1986. At December 25, 2011, there were 3,883 Papa John’s restaurants in operation, consisting of 628 Company-owned and 3,255 franchised restaurants operating domestically in all 50 states, the District of Columbia and Puerto Rico and in 33 countries. Our Company-owned restaurants include 128 restaurants operated under two joint venture arrangements. Under the first arrangement, we own 70% of an entity operating 52 Papa John’s restaurants located in Virginia and Maryland. Under the second arrangement, we own 51% of an entity operating 76 Papa John’s restaurants located in Texas. We also own and operate restaurants in Beijing and North China (30 units at December 25, 2011).

Papa John’s has defined six reportable segments: domestic Company-owned restaurants, domestic commissaries (Quality Control Centers), North America franchising, international operations, variable interest entities (“VIEs”) and “all other” business units. Beginning in fiscal 2011, we realigned management responsibility for Hawaii, Alaska and Canada from international to domestic operations in order to better leverage existing infrastructure and systems. We renamed our domestic franchised segment “North America franchising”. Throughout this report we use “domestic” when referring to the contiguous United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 19” of “Notes to Consolidated Financial Statements” for financial information about these segments for the fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009.

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

Strategy

Our goal is to build the strongest brand loyalty of all pizza restaurants. The key elements of our strategy include:

High Quality Menu Offerings. Domestic Papa John’s restaurants offer a menu of high-quality pizza along with side items, including breadsticks, cheesesticks, chicken strips and wings, dessert items and canned or bottled beverages. Papa John’s traditional crust pizza is prepared using fresh dough (never frozen). Papa John’s pizzas are made from a proprietary blend of wheat flour, cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat (100% beef, pork and chicken with no fillers) and vegetable toppings. Domestically, all ingredients and toppings can be purchased from our Quality Control Center (“QC Center”) system, which delivers to individual restaurants twice weekly. To ensure consistent food quality, each domestic franchisee is required to purchase dough and tomato sauce from our QC Centers and to purchase all other supplies from our QC Centers or other approved suppliers. Internationally, the menu may be more diverse than in our domestic operations to meet local tastes and customs. QC Centers outside the U.S. may be operated by franchisees pursuant to license agreements or by other third parties. We provide significant assistance to licensed international QC Centers in sourcing approved quality suppliers.

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

Marketing. Our marketing strategy consists of both national and local components. Our domestic national strategy includes national advertising via television, print, direct mail, digital and social media channels. Our online and digital marketing activities have increased significantly over the past several years in response to increasing consumer use of online and mobile web technology.

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

Strong  Franchise System. We are committed to developing and maintaining a strong franchise system by attracting experienced operators, supporting them to expand and grow their business and monitoring their compliance with our high standards. We seek to attract franchisees with experience in restaurant or retail operations and with the financial resources and management capability to open single or multiple locations. We devote significant resources to provide Papa John’s franchisees with assistance in restaurant operations, management training, team member training, marketing, site selection and restaurant design.

Growth in International Operations.  As of December 25, 2011, we had 822 Papa John's restaurants operating in 32 countries and Puerto Rico, excluding Canada, which is included in North America franchising. Substantially all of the Papa John's international units are franchised operations (we own and operate 30 restaurants in Beijing and North China). During 2011 and 2010, we opened 113 and 74 international net new units (new unit openings less unit closings), respectively. We plan to continue to grow our international franchise units during the next several years. Our total international development pipeline as of December 25, 2011 included approximately 1,200 restaurants with approximately 40% scheduled to open in the next three years.

Unit Sales and Investment Costs

In 2011, the 582 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average unit sales of $897,000. North America franchise sales per unit on average are lower than Company-owned restaurants as a higher percentage of our Company-owned restaurants are located in more heavily penetrated markets.

The average cash investment for the eight domestic Company-owned restaurants opened during the 2011 fiscal year, exclusive of land, was approximately $260,000 per unit, excluding tenant allowances that we received. With few exceptions, domestic restaurants do not offer a dine-in area, which reduces our restaurant capital investment.

Development

A total of 321 Papa John’s restaurants were opened during 2011, consisting of 17 Company-owned (eight domestic and nine international) and 304 franchised restaurants (166 in North America and 138 international), while 84 Papa John’s restaurants closed during 2011, consisting of one domestic Company-owned restaurant and 83 franchised restaurants (49 in North America and 34 international).

During 2012, we expect net unit growth of approximately 240 to 280 units (110 to 130 net openings for North America and 130 to 150 net openings for international). North America and international franchised unit expansion is expected to continue with an emphasis on markets in the Americas, the United Kingdom, the Middle East and Asia. We expect our expansion in Asia to include a significant focus in China.

Although most of our Company-owned markets are well penetrated, our Company-owned growth strategy is to continue to open domestic restaurants in existing markets as appropriate, thereby increasing consumer awareness and enabling us to take advantage of operational and marketing efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants in a particular market results in increased average restaurant sales in that market over time. We have co-developed domestic markets with some franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future, where appropriate.

Of the total 3,061 North American restaurants open as of December 25, 2011, 598 or 20% were Company-owned (including 128 units owned in joint venture arrangements with franchisees in which the Company has a majority ownership position). The Company expects the percentage of domestic Company-owned units to decline over the next several years, because future net openings will be more heavily weighted toward franchise units.

Restaurant Design and Site Selection

A typical inline or end cap domestic Papa John’s restaurant averages 1,100 to 1,500 square feet with visible exterior signage. Papa John’s restaurants are designed to facilitate a smooth flow of food orders through the restaurant from order taking to delivery. The typical interior of a Papa John’s restaurant has a vibrant color scheme, and includes a bright menu board, custom counters and a customer carryout area. The counters are designed to allow customers to watch the team members slap out the dough and put sauce and toppings on pizzas. During 2011, a substantial majority of restaurants in the United States installed a lobby enhancement re-design package. The cost of the lobby enhancement re-design package approximated $10,000 to $15,000 per restaurant. We expect the remaining domestic franchisees to complete the lobby enhancement program during 2012.

Most of our international Papa John’s restaurants are between 900 and 1,400 square feet; however, in order to meet certain local customer preferences, many international restaurants have been opened in larger spaces to accommodate both dine-in and restaurant-based delivery service, typically with 35 to 100 seats.

We define a “traditional” domestic Papa John’s restaurant as a delivery and carryout unit that services a defined trade area. We consider the location of a traditional restaurant to be important and therefore devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics, target population density and competitive factors.  A member of our development team inspects each potential domestic Company-owned restaurant location and substantially all franchised restaurant locations before a site is approved. Our restaurants are typically located in strip shopping centers or freestanding buildings that provide visibility, curb appeal and accessibility. Our restaurant design can be configured to fit a wide variety of building shapes and sizes, which increases the number of suitable locations for our restaurants.

“Non-traditional” Papa John’s restaurants do not generally provide delivery to a defined trade area but rather serve a captive customer group with continuous operations or an event-driven service, such as university food service, stadiums, entertainment venues, military bases and airports. Non-traditional units are designed to fit the unique requirements of the venue.

We provide layout and design services and recommendations for subcontractors, signage installers and telephone systems to Papa John’s franchisees. Our franchisees can purchase complete new store equipment packages through an approved third-party supplier. In addition, we sell replacement smallwares and related items to our franchisees.

QC Center System and Supply Chain Management

Our domestic QC Centers, comprised of nine full-service regional production and distribution centers and one distribution-only center, supply pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant throughout the contiguous United  States. The primary difference between a full-service QC Center and a distribution-only center is that full-service QC Centers produce fresh pizza dough in addition to providing other food and paper products used in our restaurants. This system enables us to monitor and control product quality and consistency, while lowering food and other costs. The QC Center system capacity is continually evaluated in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant.

We own full-service international QC Centers in the United Kingdom, Mexico City, Mexico and Beijing, China. Other international full-service QC Centers are licensed to franchisees or non-franchisee third parties, and are generally located in the markets where our franchisees have restaurants.

We set quality standards for all products used in our restaurants and designate approved outside suppliers of food and paper products that meet our quality standards. In order to ensure product quality and consistency, all domestic Papa John’s restaurants are required to purchase tomato sauce and dough from our QC Centers. Franchisees may purchase other goods directly from our QC Centers or other approved suppliers. National purchasing agreements with most of our suppliers generally result in volume discounts to us, allowing us to sell products to our restaurants at prices we believe are below those generally available in the marketplace. Within our domestic QC Center system, products are distributed to restaurants by refrigerated trucks leased and operated by us or transported by a dedicated logistics company.

PJ Food Service, Inc. (“PJFS”), our wholly-owned subsidiary that operates our domestic Company-owned QC Centers, had a purchasing agreement with BIBP Commodities, Inc. (“BIBP”), a third-party entity formed by franchisees for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants through February 2011. Under this agreement, PJFS purchased cheese from BIBP on a monthly basis at the projected spot market price, plus a certain adjustment based on BIBP’s cumulative financial position. Gains and losses incurred by BIBP were passed on to PJFS and therefore to Company-owned and franchised restaurants through adjustments to the selling price. Over time, PJFS purchased cheese at a price approximating the actual average market price, but with more short-term predictability. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity” and “Note 3” of “Notes to Consolidated Financial Statements” for additional information concerning BIBP and the related financial statement treatment of BIBP’s results.

Beginning in fiscal 2011, for franchisees who signed a new cheese purchasing agreement, PJFS continues to lock in the price of cheese to the system on a period-by-period basis. The cheese purchasing agreement requires the franchisee to commit to purchase cheese through PJFS, or to pay the franchisee’s pro rata portion of any accumulated cheese liability upon ceasing to purchase cheese from PJFS when a cheese liability exists.

Marketing Programs

All domestic Company-owned and franchised Papa John’s restaurants within a defined market are required to join an area advertising cooperative (“Co-op”). Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as radio, television and print advertising. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members. The contribution rate for Co-ops may generally not be below 2.0% without approval from Papa John’s.

The restaurant-level and Co-op marketing efforts are supported by print, digital and electronic advertising materials that are produced by Papa John’s Marketing Fund, Inc., an unconsolidated non-profit corporation (the “Marketing Fund”). The Marketing Fund buys air time for Papa John’s national television commercials, buys digital media such as banner advertising, paid search-engine advertising, social media advertising and marketing and email, in addition to other brand-building activities, such as consumer research and public relations activities. Domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain minimum percentage of sales to the Marketing Fund. The contribution rate to the Marketing Fund can be increased above the required minimum contribution rate if approved by the governing board of the Marketing Fund up to certain levels, and beyond those levels if approved by a supermajority of domestic restaurants. The contribution rate was 4.0% in 2011 and averaged 3.05% in 2010 and 2.79% in 2009. The contribution rate for 2012 is 4.0%.

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

We provide both Company-owned and franchised restaurants with pre-approved marketing materials and catalogs for the purchase of uniforms and promotional items. We also provide direct marketing services to Company-owned and franchised restaurants using customer information gathered by our proprietary point-of-sale technology (see “Company Operations – Point-of-Sale Technology”). In addition, we provide database tools, templates and training that allow operators to set their own local email marketing, text messaging and social media.

Our digital ordering platform allows customers to order online. Our platform includes “plan ahead ordering”, Spanish-language ordering capability, and enhanced mobile web ordering for our customers, including Papa John's iPhone® and Android® applications. During 2010, we implemented the Papa Rewards program, which is an online customer loyalty program designed to increase consumer use of our online/digital ordering platform. We receive a percentage-based fee from U.S. franchisees for online sales, in addition to royalties, to cover the cost of this service, although the aggregate fees collected in both 2010 and 2011 were not sufficient to cover these costs due primarily to incremental costs associated with the re-design of the platform in 2010 and increased maintenance costs with the new platform.

We also offer our customers the opportunity to purchase a reloadable gift card marketed as the “Papa Card.” Additionally, we sell Papa Cards to consumers through third-party retailers and continue to explore other Papa Card distribution opportunities. The Papa Card may be redeemed for delivery, carryout, online and mobile web orders and is accepted at all Papa John’s traditional domestic restaurants.

Company Operations

Restaurant Personnel.  A typical Papa John’s Company-owned domestic restaurant employs a restaurant manager and approximately 20 to 25 hourly team members, most of whom work part-time. The manager is responsible for the day-to-day operation of the restaurant and maintaining Company-established operating standards. We seek to hire experienced restaurant managers and staff and provide comprehensive training on operations and managerial skills. We also employ directors of operations who are responsible for overseeing an average of seven Company-owned restaurants. Operations senior management and corporate staff support the field teams in many areas, including but not limited to quality assurance, training, marketing and technology.  We seek to motivate and retain personnel by providing opportunities for advancement and performance-based financial incentives.

Training and Education. The Operations Support and Training (“OST”) department is responsible for creating tools and materials for the training and development of both corporate and franchise team members. We believe training is very important to delivering consistent operational execution. Operations personnel complete our management training program and ongoing development programs, including multi-unit training in which instruction is given on all aspects of our systems and operations.

Point-of-Sale Technology.  Our proprietary PROFIT SystemTM, point-of-sale technology (“POS”), is in place in all North America traditional Papa John’s restaurants. We believe this technology facilitates fast and accurate order-taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs, including facilitation of managing food inventory and placing orders from the domestic QC Centers. We believe the PROFIT System also enhances restaurant-level marketing capabilities. Polling capabilities allow us to obtain restaurant operating information, providing us with timely access to financial sales and marketing information. The PROFIT System is also closely integrated with our online ordering system in all domestic traditional Papa John’s restaurants enabling Papa John’s to offer nationwide online and mobile web ordering to our customers.

Hours of Operation.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday. Carryout hours are generally more limited for late night, for security purposes.

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 25, 2011, there were 3,255 franchised Papa John’s restaurants operating in all 50 states, the District of Columbia, Puerto Rico and 33 countries. As of December 25, 2011, we have development agreements with our franchisees for approximately 350 additional North America restaurants, the majority of which are committed to open over the next six years, and agreements for approximately 1,200 additional international franchised restaurants, the majority of which are scheduled to open over the next six years. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved. During 2011, 304 (166 North America and 138 international) franchised Papa John’s restaurants were opened.

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

North America Development and Franchise Agreements. We enter into development agreements with our franchisees in North America for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Substantially all existing franchise agreements have an initial 10-year term with a 10-year renewal option. We have the right to terminate a franchise agreement for a variety of reasons, including a franchisee’s failure to make payments when due or failure to adhere to our policies and standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise.

We provide assistance to Papa John’s franchisees in selecting sites, developing restaurants and evaluating the physical specifications for typical restaurants. Each franchisee is responsible for selecting the location for its restaurants but must obtain our approval of restaurant design and location based on accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic. Our North America franchisees may purchase complete new store equipment packages through an approved third-party supplier.

Under our standard domestic development agreement, the franchisee is required to pay, at the time of signing the agreement, a non-refundable fee of $25,000 for the first restaurant and $5,000 for any additional restaurants. The non-refundable fee is credited against the standard $25,000 franchise fee payable to us upon signing the franchise agreement for a specific location. Generally, a franchise agreement is executed when a franchisee secures a location. Our current standard development agreement requires the franchisee to pay a royalty fee of 5% of sales and the majority of our existing franchised restaurants also have a 5% royalty rate in effect.

Domestic Franchise Development Incentives. Beginning in 2009, we started offering certain development incentives to domestic franchisees to increase unit openings. Such incentives included the following for 2011 traditional openings: (1) no franchise fee (standard fee is $25,000); (2) the waiver of some or all of the 5% royalty fee for a limited amount of time, not to exceed 18 months; (3) a credit for the purchase of ovens; and (4) a credit to be applied toward a future food purchase, under certain circumstances. Our 2012 incentives will be similar to those offered in 2011. We believe the development incentive programs have increased unit openings since 2009 and expect they will continue to do so in 2012.

Marketing Fund. The Marketing Fund contribution rate for 2012 has been set by the system at 4.0%, the same rate as in 2011. In consideration of agreeing to set the rate over a multi-year period, during 2012 and 2013 franchisees may earn up to a 45 basis point royalty rebate (against our standard 5.0% royalty rate) by meeting certain sales growth targets and/or capital investment initiatives.

Franchise Support Initiatives. From time to time, we offer additional discretionary support initiatives to our franchisees, including:

●	Food cost relief by lowering the commissary margin on certain commodities sold by PJFS to the franchise system and by providing incentive rebate opportunities;
●	Targeted royalty relief and local marketing support to assist certain identified franchisees or markets; and
●	Restaurant opening incentives.

In 2010 (none in 2011), we provided additional system-wide national marketing contributions, additional system-wide local print marketing contributions and certain other system-wide incentives.

In 2012, we plan to continue domestic franchise support initiatives. We believe the support programs have mitigated potential unit closures and strengthened our brand during this challenging economic environment. In addition to reducing unit closures, other important objectives of the support program include growing market share.

International Development and Franchise Agreements.  We opened our first franchised restaurant outside the United States in 1998. We define “international” as all markets outside the United States and Canada in which we have either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under a master franchise agreement, the franchisee has the right to subfranchise a portion of the development to one or more subfranchisees approved by us. Under our current standard international development agreement, the franchisee is required to pay total fees of $25,000 per restaurant: $5,000 at the time of signing the agreement and $20,000 when the restaurant opens or the agreed-upon development date, whichever comes first. Under our current standard master franchise agreement, the master franchisee is required to pay total fees of $25,000 per restaurant owned and operated by the master franchisee, under the same terms as the development agreement, and $15,000 for each subfranchised restaurant – $5,000 at the time of signing the agreement and $10,000 when the restaurant opens or the agreed-upon development date, whichever comes first.

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

Non-traditional Restaurant Development. We had approximately 130 development and franchise agreements for non-traditional restaurants at December 25, 2011. These agreements generally cover venues or areas not originally targeted for traditional unit development and have terms differing from the standard agreement.

Franchisee Loans. Selected franchisees have borrowed funds from us, principally for the purchase of restaurants from us or other franchisees or for use in the construction and development of new restaurants. Loans made to franchisees typically bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchisees’ owners. At December 25, 2011, net loans outstanding totaled $15.7 million. See “Note 9” of “Notes to Consolidated Financial Statements” for additional information.

Franchise Insurance Program. Our franchisees have the opportunity to purchase various insurance policies, such as health insurance, non-owned automobile and workers’ compensation, through our wholly-owned insurance agency, Risk Services Corp. (“Risk Services”). A third-party commercial insurance company provides fully-insured coverage to franchisees participating in the franchise insurance program offered by Risk Services. Approximately 50% of domestic franchised restaurants have insurance coverage through Risk Services.

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

Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program. Principal operators for traditional restaurants are required to devote their full business time and efforts to the operation of the franchisee’s traditional restaurants. Each franchised restaurant manager is also required to complete our Company-certified management training program. Ongoing supervision of training is monitored by the OST team. Multi-unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved programs in order to train new team members and management candidates for their restaurants.

International Franchise Operations Support. We employ international business managers who are responsible for supporting one or more franchisees. The international business managers report to one of three regional vice presidents or report directly to the Senior Vice President, International. Various support functions for the international business such as marketing, supply chain, research and development, training and quality assurance are managed centrally as global functions, with regional field support personnel as appropriate.

Franchise Operations. All franchisees are required to operate their Papa John’s restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Franchisees generally have full discretion to determine the prices to be charged to customers.

Franchise Advisory Council. We have a Franchise Advisory Council (“FAC”) that consists of Company and franchisee representatives of domestic restaurants. We also have an FAC in the United Kingdom. The FAC and subcommittees hold regular meetings to discuss new product and marketing ideas, operations, growth and other relevant issues. Certain domestic franchisees have also formed a separate franchise association for the purpose of communicating and addressing issues, needs and opportunities among its members.

We currently communicate with, and receive input from, our franchisees in several forms, including through the FAC, annual operations conferences, system communications, national conference calls and various regional meetings conducted with franchisees throughout the year. Monthly webcasts are also conducted by the Company to discuss current operational, marketing or other issues affecting the franchisees’ business. We are committed to communicating with our franchisees and receiving input from them.

Reporting and Business Processes. We collect sales and other operating information from domestic Papa John’s franchisees daily. We have agreements with substantially all domestic franchisees permitting us to electronically debit the franchisees’ bank accounts for substantially all required payments, including royalties, Marketing Fund contributions, risk management services, online ordering fees and purchases from our print and promotions operations and QC Centers. This system significantly reduces the resources needed to process receivables, improves cash flow and mitigates the amount of past-due accounts related to these items. Domestic franchisees are required to purchase and install the Papa John’s PROFIT System in their traditional restaurants (see “Company Operations – Point-of-Sale Technology”).

Comprehensive Restaurant Measurement Program. As part of our effort to deliver on our brand promise of “Better Ingredients. Better Pizza.”, we have implemented a comprehensive measurement program for all restaurants. The measurement program focuses on the quality of the pizza and the customer service experience.

Industry and Competition

The United States Quick Service Restaurant pizza industry (“QSR Pizza”) is mature and highly competitive with respect to price, service, location, food quality and variety. There are well-established competitors with substantially greater financial and other resources than Papa John’s. The category is largely fragmented and competitors include international, national and regional chains, as well as a large number of local independent pizza operators. Some of our competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where we compete. According to industry sources, QSR Pizza category sales, which includes dine-in, carry-out and delivery, had sales of approximately $32.4 billion in 2011, or an increase of 0.76% from the prior year.

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

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. The laws of several states also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship in certain respects if such bills were enacted. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. Further national, state and local government initiatives, such as mandatory health insurance coverage, “living wage” or other proposed increases in minimum wage rates and nutritional guidelines or disclosure requirements, could adversely affect Papa John’s as well as others within the restaurant industry. As we expand internationally, we are subject to applicable laws in each jurisdiction where franchised units are established.

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

Employees

As of December 25, 2011, we employed approximately 16,500 persons, of whom approximately 14,400 were restaurant team members, approximately 700 were restaurant management personnel, approximately 600 were corporate personnel and approximately 800 were QC Center and our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, Inc. (“Preferred”) personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members is covered by a collective bargaining agreement. We consider our team member relations to be good.

Item 1A. Risk Factors

We are subject to various risks that could have a negative effect on our business, financial condition and results of operations. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-K as well as in other Company communications. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors:

We face substantial competition from other food industry competitors, and our results of operations can be negatively impacted by the actions of one or more of our competitors.

The QSR Pizza category and the restaurant industry in general are intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Papa John’s system. Some of these competitors have been in existence for a substantially longer period than Papa John’s and may be better established in the markets where restaurants operated by us or our franchisees are, or may be, located. Experience has shown that a change in pricing or other marketing initiatives or promotional strategies, including new product and concept developments, by one or more of our major competitors can have a rapid and adverse impact on our sales and earnings and our system-wide restaurant operations.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Changes in consumer taste (for example, changes in dietary preferences that could cause consumers to avoid pizza in favor of foods that are perceived as more healthful, and continuing focus on weight management), demographic trends, traffic patterns and the type, number and location of competing restaurants could adversely affect our restaurant business. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including disposable consumer income, consumer confidence and economic conditions, such as continued higher levels of unemployment. Further adverse changes in these factors could reduce sales or inhibit our ability to increase pricing, either of which could materially adversely affect our results of operations.

Our brand could be impacted by negative publicity concerning food quality and other health issues.

Like other food industry competitors, we could be materially adversely affected by food safety issues and negative publicity concerning food quality, product recalls, customer service, illness, injury, publication of government or industry findings concerning food products served by us or competitors, or other health concerns or operating issues stemming from one or more restaurants. Reports of food safety issues, perceived health impact of ingredients in the products we serve and customer service issues could reduce our sales and transactions. This risk is heightened by the impact of social media.

Our success depends on the differentiation of our brand.

Our results depend upon our ability to differentiate our brand and our reputation for quality. If we fail in either of these areas, demand for our products could fall or we could otherwise be unable to operate our restaurants profitably.

We may not be able to execute our growth strategy or achieve our planned growth targets.

Our growth strategy depends on the Company and our franchisees’ ability to open new restaurants and to operate them on a profitable basis. Planned growth targets and the ability to operate new and existing restaurants profitably are affected by economic and competitive conditions and the resulting impact on consumer buying habits. High food costs or other increased commodity or operating costs, including but not limited to employee compensation and benefits and insurance costs, could slow down the rate of new store openings. Our business is susceptible to adverse changes in domestic and global economic conditions, which could make it difficult for us to meet our growth targets. Additionally, we or our franchisees may face challenges securing financing, finding suitable store locations at acceptable terms or securing required domestic or foreign government permits and approvals.

Our franchisees remain dependent on the availability of financing to expand existing locations or construct and open new restaurants. The reduced availability of credit has required, and may continue to require, the Company to provide financing to certain franchisees and prospective franchisees in order to mitigate store closings or allow new units to open. If we are unable or unwilling to provide such financing, our results of operations may be adversely impacted. To the extent we provide financing to franchisees in domestic and international markets, our results could be negatively impacted by the credit performance of our franchise loan program, particularly if our franchisees encounter worsening economic or political conditions in their markets.

There can be no assurance that, system-wide, Papa John’s will be able to meet planned growth targets or continue to operate in existing markets profitably.

Our results of operations and the operating results of our franchisees may be adversely impacted by increases in the cost of food ingredients and other commodities.

An increase in the cost, or sustained high levels of the cost, of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations, particularly if we are unable to reflect increased costs into the selling price of our products. Cheese, historically representing 35% to 40% of our food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in fuel and utility costs could adversely affect the profitability of our restaurant and QC Center businesses. Our domestic franchisees buy substantially all of their food products from our QC Center business.

Our dependence on a sole or limited number of suppliers for some ingredients could result in disruptions to our business.

Domestically, we are dependent on sole suppliers for our cheese, flour, fresh-packed sauce and thin crust dough products. Alternative sources may not be available on a timely basis to supply these key ingredients or be available on terms as favorable to us as under our current arrangements. Domestic restaurants purchase substantially all food and related products from our QC Centers. Accordingly, both our corporate and franchised restaurants could be harmed by any prolonged disruption in the supply of products from or to our QC Centers. Insolvency of key suppliers could also negatively impact our business.

Our international operations are subject to increased risks and other factors that may make it more difficult to achieve or maintain profitability or meet planned growth rates.

Our international operations could be negatively impacted by changes in international economic, political and health conditions in the countries in which the Company or its franchisees operate. In addition, our international operations are subject to additional factors, including compliance with the Foreign Corrupt Practices Act, other anti-corruption laws in the countries in which we and our franchisees operate, other foreign laws, currency regulations and fluctuations, differing business and social cultures and consumer preferences, diverse and sometimes uncertain or unstable government regulations and structures, availability and cost of land and construction, ability to source high-quality ingredients and other commodities in a cost-effective manner, and differing interpretation of the obligations established in franchise agreements with international franchisees. Accordingly, there can be no assurance that our international operations will achieve or maintain profitability or meet planned growth rates.

We are subject to federal and state laws governing our workforce and our operations. Changes in these laws, including minimum wage increases or additional laws could increase costs for our system-wide operations.

System-wide restaurant operations are subject to federal and state laws governing such matters as wages, benefits, working conditions, citizenship requirements and overtime. A significant number of hourly personnel employed by our franchisees and us are paid at rates closely related to the federal and state minimum wage requirements. Accordingly, further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases above federal wage rates would increase labor costs for our system-wide operations. Additionally, current and proposed legislation and regulations may make it easier for workers to form unions, resulting in higher costs. Local government agencies have also implemented ordinances that restrict the sale of certain food products. National health care legislation could negatively impact our domestic system in future years as our Company-owned and franchised restaurants may have to provide health care coverage that was not previously offered to certain part-time team members. Compliance with additional government mandates, including menu labeling requirements, could increase costs and be harmful to system-wide restaurant sales.

Our expansion into emerging or under-penetrated domestic and international markets may present increased risks.

Any or all of the risks listed above potentially adversely impacting restaurant sales or costs could be especially harmful to the financial viability of franchisees in under-penetrated or emerging markets in addition to international markets with unstable political climates. A decline in or failure to improve financial performance for such franchisees could lead to unit closings at greater than anticipated levels and therefore impact contributions to marketing funds, our royalty stream, QC Center and support services efficiencies and other system-wide results.

Our business and brand may be harmed should the services of our Founder, John Schnatter, as Chief Executive Officer, Chairman or brand spokesman terminate for any reason. Failure to effectively execute succession planning could harm our Company and brand.

John H. Schnatter, our Founder, Chairman and Chief Executive Officer (CEO), does not serve under an employment agreement and we do not maintain key man life insurance on Mr. Schnatter. We also depend on Mr. Schnatter’s image and his services as spokesman in our advertising and promotion materials. While we have entered into a license agreement with Mr. Schnatter related to the use of certain intellectual property related to his name, likeness and image, our business and brand may be harmed if Mr. Schnatter’s services as CEO, Chairman or brand spokesman were not available for any reason. Failure to effectively execute succession planning could harm our Company and brand.

Changes in purchasing practices by our domestic franchisees could harm our commissary business.

Although our domestic franchisees currently purchase substantially all food products from our QC Centers, they are required to purchase only tomato sauce, dough and other items we may designate as proprietary or integral to our system from our QC Centers. Any changes in purchasing practices by domestic franchisees, such as seeking alternative approved suppliers of food products or ingredients, could adversely affect the financial results of our QC Centers and the Company.

We may be required to resort to litigation to protect our intellectual property rights, which could negatively affect our results of operations.

We depend on our Papa John’s brand name and rely on a combination of trademarks, copyrights, service marks and similar intellectual property rights to promote our brand.  We believe that the success of our business depends on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our brand, both domestically and abroad.  We may not be able to adequately protect our intellectual property rights and we may be required to resort to litigation to enforce such rights. Litigation could result in high costs and diversion of resources, which could negatively affect our results of operations, regardless of the outcome.

Disruptions of our critical business or information technology systems could harm our ability to conduct normal business.

We rely heavily on information systems, including online and digital ordering, point-of-sale processing in our restaurants, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends on the reliability and capacity of these technology systems. Domestically and internationally, we are dependent on our technology systems operating correctly, including our enhanced online ordering system launched in 2010 through which a significant portion of our domestic sales originates.

Our systems could be damaged or interrupted by power loss, telecommunication failures, acts of God, computer viruses, physical or electronic break-ins, hacking or similar attacks. In particular, we may experience occasional interruptions of our online ordering system, which makes online ordering unavailable or slow to respond, negatively impacting sales and the experience of our customers. If our online ordering system does not perform with adequate speed, our customers may be less inclined to return to our online ordering system, as frequently or at all. If our systems do not operate properly, we may need to upgrade or replace these systems, which could require material capital investment from us and our franchisees. Part of our technology infrastructure is specifically designed for us and our operational systems, which could cause unexpected costs, delays or inefficiencies when infrastructure upgrades are needed. Much of our technology infrastructure is provided by third parties, and the performance of these systems is largely beyond our control. Failure of our third party systems to adequately perform, particularly as our online sales grow, could harm our business and the satisfaction of our customers. In addition, we may not have or be able to obtain adequate protection or insurance to mitigate the risks of these events or compensate for losses related to these events, which could damage our business and reputation and be expensive and difficult to remedy or repair.

We may incur significant costs resulting from a security breach, including a breach of confidential customer information from our online ordering business.

We are subject to a number of privacy and protection laws and regulations. Our business requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our employees and customers as such information is entered into, processed, summarized and reported by the various information systems we use. The integrity and protection of that customer, employee and Company data is critical to us. Although we take steps to prevent security breaches, such as theft of customer and Company information, failure to prevent fraud or security breaches could result in significant costs to us and have a material adverse effect on our business.

We have been and will continue to be subject to various types of litigation, including class action litigation, which could subject us to significant damages or other remedies.

We face the risk of litigation from various parties, including our customers, franchisees and employees, in the ordinary course of our business. We are party to various legal proceedings, including employment and tort claims. We evaluate these claims and proceedings to assess the expected outcome and where necessary to estimate the amount of potential losses to us. These assessments are based on the information available to us at the time the estimates are made and require the use of a significant amount of judgment, and actual outcomes or losses may materially differ from our estimates. Even if claims against us do not have merit, the costs of defending or settling any such existing or future claims, or costs related to damages should such claims be upheld in court, could significantly impact the Company’s earnings and financial condition.

We may be subject to impairment charges.

Impairment charges are possible if our subsidiary located in the United Kingdom (“PJUK”) or previously acquired domestic restaurants perform below our expectations. This would result in a decrease in our reported asset value and reduction in our net income.

Our results of operations could be materially impacted as a result of the credit risk of operators of leases for which we remain contingently liable.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 25, 2011, there were 3,883 Papa John’s restaurants system-wide. The following tables provide the locations of our restaurants. We define “North America” as the United States and Canada and “domestic” as the contiguous United States.

Company-owned Papa John’s Restaurants

Number of
Restaurants

Arizona	46
Florida	45
Georgia	86
Illinois	7
Indiana	41
Kansas	12
Kentucky	42
Maryland	60
Missouri	40
North Carolina	82
South Carolina	6
Tennessee	29
Texas	76
Virginia	26

Total Domestic Company-owned Papa John’s Restaurants	598

China (Beijing and North China)	30

Total Company-owned Papa John’s Restaurants	628

Note: Company-owned Papa John’s restaurants include restaurants owned by majority-owned joint ventures. There were 128 such restaurants at December 25, 2011 (76 in Texas, 26 in Virginia and 26 in Maryland).

North America Franchised Papa John’s Restaurants
Number of
Restaurants
Alaska	6
Alabama	72
Arizona	33
Arkansas	23
California	202
Colorado	49
Connecticut	5
Delaware	13
District of Columbia	10
Florida	207
Georgia	55
Hawaii	14
Idaho	10
Illinois	94
Indiana	80
Iowa	23
Kansas	19
Kentucky	70
Louisiana	59
Maine	7
Maryland	39
Massachusetts	18
Michigan	40
Minnesota	47
Mississippi	27
Missouri	30
Montana	10
Nebraska	15
Nevada	22
New Hampshire	3
New Jersey	84
New Mexico	15
New York	118
North Carolina	68
North Dakota	5
Ohio	151
Oklahoma	29
Oregon	16
Pennsylvania	89
Rhode Island	5
South Carolina	50
South Dakota	10
Tennessee	72
Texas	141
Utah	32
Vermont	1
Virginia	111
Washington	50

North America Franchised Papa John’s Restaurants (continued)

Number of
Restaurants

West Virginia	23
Wisconsin	25
Wyoming	6
Total U.S. Franchised Papa John’s Restaurants	2,403
Canada	60
Total North America Franchised Papa John’s Restaurants	2,463

International Franchised Papa John’s Restaurants

Number of
Restaurants

Bahrain	15
Cayman Islands	1
Chile	10
China	128
Colombia	9
Costa Rica	15
Cyprus	9
Dominican Republic	7
Ecuador	10
Egypt	13
El Salvador	7
India	35
Ireland	40
Jordan	5
Korea	71
Kuwait	23
Malaysia	13
Mexico	51
Morocco	1
Nicaragua	2
Oman	6
Panama	1
Peru	16
Philippines	11
Puerto Rico	11
Qatar	10
Russia	30
Saudi Arabia	6
Trinidad	6
Turkey	10
United Arab Emirates	19
United Kingdom	176
Venezuela	25

Total International Franchised Papa John’s Restaurants	792

Most Papa John’s restaurants are located in leased space. The initial term of most domestic restaurant leases is generally five years with most leases providing for one or more options to renew for at least one additional term. Virtually all of our leases specify a fixed annual rent. Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities. Certain leases further provide that the lease payments may be increased annually, with a small number of escalations based on changes in the Consumer Price Index. Additionally, we leased 30 Company-owned restaurant sites in Beijing and North China as of December 25, 2011.

We have 43 Company-owned restaurants that are located in buildings we own. The buildings are located on land either owned or leased by us. These restaurants range from 1,000 to 3,000 square feet. Three of these restaurants are located in multi-bay facilities. These multi-bay facilities contain from 2,800 to 5,000 square feet, and the space not utilized by the Papa John’s restaurant in each facility is leased or held for lease to third-party tenants.

At December 25, 2011, we had 176 Papa John’s franchised restaurants located in the United Kingdom. We leased and subleased to franchisees 119 of the 176 franchised Papa John’s restaurant sites in the United Kingdom. The initial lease terms on the franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment under approximately 40 lease arrangements, primarily associated with Perfect Pizza restaurant sites for which the Perfect Pizza franchisor is primarily liable.

Information with respect to our leased domestic QC Centers as of December 25, 2011 is set forth below:

Facility	Square Footage
Raleigh, NC	61,000
Denver, CO	32,000
Phoenix, AZ	57,000
Des Moines, IA	43,000
Portland, OR	37,000
Pittsburgh, PA	52,000
Cranbury, NJ	59,000

We own land in Orlando, Florida on which our 63,000 square foot full-service QC Center is located. We also own land and a 175,000 square foot facility in Dallas, Texas, of which 77,500 square feet is used by our full-service QC Center. The remaining space is currently vacant and being utilized for additional storage as needed. In addition, we own land in Louisville, Kentucky, on a portion of which is located a 42,000 square foot building housing our printing operations and a 247,000 square foot building, approximately 30% to 40% of which accommodates the Louisville QC Center operation and promotions division. The remainder of the larger building houses our corporate offices. We own a 49,000 square foot full-service QC Center in the United Kingdom. The Papa John’s UK management team is located in a leased office near London with a remaining lease term of six years. The Papa John’s China management team leases an office and a QC Center in Beijing, China. The Papa John’s Mexico management team and QC Center lease a facility in Mexico City, Mexico.

Item 3.  Legal Proceedings
We are subject to claims and legal actions in the ordinary course of our business. We believe that none of the claims and actions currently pending against us would have a material adverse effect on us if decided in a manner unfavorable to us.

Item 4.  Mine Safety Disclosures
None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John’s:

Name	Age (a)	Position	First Elected Executive Officer
John H. Schnatter	50	Founder, Chairman and Chief Executive Officer	1985
Timothy C. O’Hern	48	Senior Vice President, Development	2005
Christopher J. Sternberg	46	Senior Vice President, Corporate Communications and General Counsel	2008
Thomas V. Sterrett	51	Senior Vice President, International	2010
Anthony N. Thompson	45	Executive Vice President, Global Operations and President, Global PJ Food Service	2009
Lance F. Tucker	42	Senior Vice President, Chief Financial Officer and Treasurer	2011
Andrew M. Varga	46	Senior Vice President and Chief Marketing Officer	2009

(a) Ages are as of January 1, 2012.

John H. Schnatter created the Papa John’s concept. The first Papa John’s Company-owned restaurant opened in 1985. He currently serves as Founder, Chairman and Chief Executive Officer. He previously served as Interim Chief Executive Officer from December 2008 to April 2009, Executive Chairman of the Company from 2005 until May 2007, as Chairman of the Board and Chief Executive Officer from 1990 until 2005, and as President from 1985 to 1990 and from 2001 until 2005.

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

Anthony N. Thompson was promoted to Executive Vice President, Global Operations in July 2011 and continues to serve as President, Global PJ Food Service, a position in which he was appointed in May 2010. Mr. Thompson joined Papa John’s in 2006 and has held the positions of Executive Vice President, North American Operations from December 2010 to July 2011, Senior Vice President, PJ Food Service from 2009 to May 2010 and Vice President, QCC Operations from 2006 to 2009. Prior to joining Papa John’s, Mr. Thompson worked for the Scotts Company for six years as Plant Manager, Director of Marysville Operations and Director of Lawn and Controls Operations. Before joining the Scotts Company, Mr. Thompson spent four years with Conagra Grocery Products Company where he held positions as Operations Leader, Manufacturing Manager and Plant Manager. He also spent seven years in various roles with Gulf Coast Coca Cola.

Lance F. Tucker was promoted to Senior Vice President, Chief Financial Officer and Treasurer in February 2011.  Mr. Tucker previously held the positions of Chief of Staff and Senior Vice President, Strategic Planning from June 2010 to February 2011, after serving as Chief of Staff and Vice President, Strategic Planning since June 2009. Mr. Tucker was previously employed by the Company from 1994 to 1999 working in its finance department. From 2003 to 2009, Mr. Tucker served as Chief Financial Officer of Evergreen Real Estate, a company owned by John Schnatter. Mr. Tucker is a licensed Certified Public Accountant.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA. As of February 14, 2012, there were 753 record holders of common stock. However, there are significantly more beneficial owners of our common stock than there are record holders. The following table sets forth, for the quarters indicated, the high and low closing sales prices of our common stock, as reported by The NASDAQ Stock Market.

2011	High	Low
First Quarter	$30.55	$27.54
Second Quarter	34.27	29.62
Third Quarter	33.79	27.47
Fourth Quarter	37.92	29.54

2010	High	Low
First Quarter	$25.82	$21.77
Second Quarter	28.76	23.43
Third Quarter	26.30	22.78
Fourth Quarter	27.74	25.49

Since our initial public offering of common stock in 1993, we have not paid cash dividends on our common stock.

Papa John’s Board of Directors has authorized the repurchase of up to $925.0 million of common stock under a share repurchase program that began December 9, 1999, and expires December 31, 2012. Through December 25, 2011, a total of 47.5 million shares with an aggregate cost of $853.5 million and an average price of $17.98 per share have been repurchased under this program. Subsequent to year-end (through February 14, 2012), we acquired an additional 60,000 shares at an aggregate cost of $2.2 million. As of February 14, 2012, approximately $69.3 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchase activity by fiscal period during 2011 (in thousands, except per share amounts):

				Total Number	Maximum Dollar
	Total	Average		of Shares Purchased	Value of Shares
	Number	Price		as Part of Publicly	that May Yet Be
	of Shares	Paid per		Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share		or Programs	Plans or Programs

12/27/2010 - 01/23/2011	66	$27.93		45,455	$135,030
01/24/2011 - 02/20/2011	-	-	*	45,455	$135,030
02/21/2011 - 03/27/2011	77	$29.57		45,532	$132,742
03/28/2011 - 04/24/2011	15	$30.01		45,547	$132,288
04/25/2011 - 05/22/2011	140	$31.39		45,687	$127,892
05/23/2011 - 06/26/2011	519	$33.11		46,206	$110,699
06/27/2011 - 07/24/2011	96	$32.04		46,302	$107,636
07/25/2011 - 08/21/2011	223	$29.48		46,525	$101,052
08/22/2011 - 09/25/2011	479	$28.77		47,004	$87,282
09/26/2011 - 10/23/2011	242	$30.65		47,246	$79,865
10/24/2011 - 11/20/2011	17	$33.25		47,263	$79,303
11/21/2011 - 12/25/2011	210	$36.86		47,473	$71,539

* There were no share repurchases during this period.

Our share repurchase authorization increased from $825 million to $875 million in May 2011 and increased to $925 million in December 2011. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to December 27, 2010.

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

In May 2011, 34,000 shares of the Company’s common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans, and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Stock Performance Graph

The following performance graph compares the cumulative total return of the Company's common stock to the NASDAQ Stock Market (U.S.) Index and a group of the Company's peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places).  Relative performance is compared for the five-year period extending through the end of fiscal 2011. The graph assumes the value of the investments in the Company's common stock and in each index was $100 at the end of fiscal 2006, and, with respect to the index and peer group, that all dividends were reinvested.

180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00

	December 31, 2006	December 30, 2007	December 28, 2008	December 27, 2009	December 26, 2010	December 25, 2011
Papa John's International, Inc.	100.00	78.08	60.70	84.25	95.35	130.58
NASDAQ Stock Market (U.S. Companies)	100.00	109.36	64.38	96.12	113.76	114.35
NASDAQ Stocks (SIC 5800-5899 U.S. Companies) Eating and Drinking	100.00	65.41	35.91	66.20	89.04	112.51

Papa John's International, Inc.
NASDAQ Stock Market (U.S. Companies)
NASDAQ Stocks (SIC 5800-5899 U.S. Companies) Eating and Drinking

Item 6.  Selected Financial Data

The selected financial data presented for each of the fiscal years in the five-year period ended December 25, 2011, was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

(In thousands, except per share data)	Year Ended (1)
	Dec. 25,	Dec. 26,	Dec. 27,	Dec. 28,	Dec. 30,
	2011	2010	2009	2008	2007

Income Statement Data
North America revenues:
Domestic Company-owned restaurant sales	$525,841	$503,272	$503,818	$533,255	$504,330
Franchise royalties (2) (3)	73,694	69,631	62,083	60,592	56,278
Franchise and development fees (2)	722	610	912	1,722	4,767
Domestic commissary sales	508,155	454,506	417,689	431,650	401,081
Other sales	50,912	51,951	54,045	61,415	61,820
International revenues:
Royalties and franchise and development fees (2) (4)	16,327	13,265	11,780	11,858	9,310
Restaurant and commissary sales (5)	42,231	33,162	28,223	25,849	20,860
Total revenues	1,217,882	1,126,397	1,078,550	1,126,341	1,058,446
Operating income (6)	87,017	86,744	95,218	65,486	53,072
Investment income	755	875	629	848	1,446
Interest expense	(1,497)	(5,338)	(5,653)	(7,536)	(7,465)
Income before income taxes	86,275	82,281	90,194	58,798	47,053
Income tax expense	26,888	26,856	28,985	19,980	13,293
Net income, including noncontrolling interests	59,387	55,425	61,209	38,818	33,760
Income attributable to noncontrolling interests (7)	(3,732)	(3,485)	(3,756)	(2,022)	(1,025)
Net income, net of noncontrolling interests	$55,655	$51,940	$57,453	$36,796	$32,735
Basic earnings per common share	$2.22	$1.97	$2.07	$1.31	$1.10
Earnings per common share - assuming dilution	$2.20	$1.96	$2.06	$1.30	$1.09
Basic weighted average shares outstanding	25,043	26,328	27,738	28,124	29,666
Diluted weighted average shares outstanding	25,310	26,468	27,909	28,264	30,017

Balance Sheet Data
Total assets	$390,382	$415,941	$393,726	$385,464	$400,885
Total debt	51,489	99,017	99,050	130,654	142,706
Total stockholders’ equity	218,222	207,200	185,037	138,238	134,938

(1)	We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. All fiscal years presented consisted of 52 weeks.
(2)
Prior years’ financial data has been adjusted to reclassify revenues for restaurants operating in Hawaii, Alaska and Canada from international to North America franchising in order to conform to the current year presentation.

(3)	North America franchise royalties were derived from franchised restaurant sales of $1.71 billion in 2011, $1.62 billion in 2010, $1.58 billion in 2009, $1.53 billion in 2008 and $1.49 billion in 2007.
(4)	International royalties were derived from franchised restaurant sales of $320.0 million in 2011, $258.8 million in 2010, $222.2 million in 2009, $196.5 million in 2008 and $152.5 million in 2007.
(5)	Restaurant sales for international Company-owned restaurants were $12.4 million in 2011, $11.0 million in 2010, $10.3 million in 2009, $8.1 million in 2008 and $4.0 million in 2007.

(6)
The operating results include the consolidation of BIBP, which increased operating income approximately $21.4 million in 2010 (including a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit). BIBP increased operating income by $23.3 million in 2009 and reduced operating income by $8.6 million in 2008 and $31.0 million in 2007 (breakeven results in 2011). Operating income includes domestic and international restaurant closure, impairment and disposition gains of $86,000 in 2011 and losses of $253,000 in 2010, $657,000 in 2009, $8.8 million in 2008 and $1.8 million in 2007. See “Notes 3 and 6” of “Notes to Consolidated Financial Statements” for additional information.

(7)	Represents the noncontrolling interests’ ownership in two joint venture arrangements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985 with the opening of the first Papa John’s restaurant in Jeffersonville, Indiana. At December 25, 2011, there were 3,883 Papa John’s restaurants in operation, consisting of 628 Company-owned and 3,255 franchised restaurants. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

New unit openings in 2011 were 321 as compared to 325 in 2010 and 216 in 2009 and unit closings in 2011 were 84 as compared to 148 in 2010 and 127 in 2009. We expect net unit growth of approximately 240 to 280 units during 2012.

We have continued to produce strong average sales from our domestic Company-owned restaurants even in a very competitive market environment. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies. Average annual Company-owned sales for our most recent comparable restaurant base were $897,000 for 2011, compared to $863,000 for 2010 and $869,000 for 2009. Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable sales for domestic Company-owned restaurants increased 4.1% in 2011, decreased 0.6% in 2010, and decreased 0.5% in 2009. The comparable sales for North America franchised units increased 3.1% in 2011, 0.3% in 2010 and 0.1% in 2009. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

We strive to obtain high-quality restaurant sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe that these factors improve our image and brand awareness. The average cash investment for the eight domestic Company-owned restaurants opened during 2011 was approximately $260,000, compared to the $250,000 investment for the five units opened in 2010, exclusive of land and any tenant improvement allowances that we received in both years.

Approximately 47% of our revenues for 2011, compared to 45% of our revenues for 2010 and 40% of our revenues for 2009, were derived from the sale to our domestic and international franchisees of food and paper products, printing and promotional items, risk management services and information systems equipment and software and related services by us. We believe that, in addition to supporting both Company and franchised growth, these activities contribute to product quality and consistency and restaurant profitability throughout the Papa John’s system.

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

Accounting Policies

Allowance for Doubtful Accounts and Notes Receivable

We establish reserves for uncollectible accounts and notes receivable based on overall receivable aging levels and a specific evaluation of accounts and notes for franchisees and other customers with known financial difficulties.

Intangible Assets - Goodwill

In September 2011, the Financial Accounting Standards Board (“FASB”) approved Accounting Standards Update 2011-08, “Testing Goodwill for Impairment,” (“ASU 2011-08”) which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however, early adoption is permitted.  We elected to early adopt the provisions of ASU 2011-08 in 2011.

ASU 2011-08 permits us to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the two-step quantitative goodwill impairment test, the fair value of the reporting unit is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists.  If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.  Because market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the estimated fair values of our reporting units. The estimated fair value is based on an income approach, with an appropriate risk adjusted discount rate, and a market approach where appropriate.  Significant assumptions inherent in the methodologies are employed and include such estimates as discount rates, growth rates and certain market transaction multiples.

In accordance with ASU 2011-08, we evaluate goodwill annually in the fourth quarter or whenever we identify certain triggering events or circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such tests are completed separately with respect to the goodwill of each of our reporting units. Events or circumstances that might indicate an interim evaluation is warranted include, among other factors, unexpected adverse business conditions, macro and reporting unit specific economic factors (for example, worsening results in comparison to projections, commodity inflation, or loss of key personnel), unanticipated competitive activities, and acts by governments or courts.

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment.  During 2011, in connection with a restructuring of our components in our domestic Company-owned restaurant segment, changes were made in the discrete financial information that was made available to the segment manager of our domestic Company-owned restaurant segment, which resulted in the identification of new components in 2011. Additionally, because components meet the aggregation provision of Accounting Standards Codification 280, “Segment Reporting,” we now aggregate the components of our domestic Company-owned restaurant segment into one reporting unit. Prior to 2011, the components were treated as individual reporting units.

Under ASU 2011-08, companies can bypass the qualitative assessment and move directly to the quantitative assessment for any reporting unit in any period if management believes that it is more efficient or there is a risk of impairment.  All companies can elect to resume performing the qualitative assessment in any subsequent period.  We applied the qualitative assessment for our domestic Company-owned restaurants and China reporting units, which is included in our international reporting segment.  As a result of our qualitative analysis, we determined that it was more-likely-than-not that the fair value of our domestic Company-owned restaurants and China reporting units was greater than the carrying amounts.

With respect to our PJUK reporting unit (which represents $14.8 million of goodwill as of December 25, 2011), we bypassed the qualitative assessment and performed the two-step quantitative goodwill impairment test, which indicated the fair value exceeded the carrying amount by 7%.  The fair value was calculated using an income approach that projected net cash flow over a 10-year discrete period and a terminal value, which were discounted using appropriate rates.  The selected discount rate considers the risk and nature of our PJUK reporting unit’s cash flow and the rates of return market participants would require to invest their capital in the PJUK reporting unit.  We believe our PJUK reporting unit will continue to improve its operating results through ongoing growth initiatives, by increasing Papa John’s brand awareness in the United Kingdom, improving sales and profitability for individual franchised restaurants and increasing PJUK franchised net unit openings over the next several years. Future impairment charges could be required if adverse economic events occur in the United Kingdom.

Subsequent to completing our annual qualitative and quantitative goodwill impairment tests, no indications of impairment were identified.

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

Deferred Income Tax Accounts and Tax Reserves

Papa John’s is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining Papa John’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. We use an estimated annual effective rate based on expected annual income to determine our quarterly provision for income taxes. Discrete income tax items are recorded in the quarter in which they occur.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of December 25, 2011, we had a net deferred income tax liability of $1.5 million.

Tax authorities periodically audit the Company. We record reserves for identified exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized reductions of $1.9 million, $550,000 and $1.2 million in our income tax expense associated with the finalization of certain income tax issues in 2011, 2010 and 2009, respectively (see “Note 13” of “Notes to Consolidated Financial Statements”).

Consolidation of BIBP Commodities, Inc. (“BIBP”) as a Variable Interest Entity

BIBP was a franchisee-owned corporation that conducted a cheese-purchasing program on behalf of Company-owned and franchised restaurants operating in the United States through February 2011. As the primary beneficiary, we consolidated the operating results of BIBP. BIBP operated at breakeven for the first two months of 2011 and recognized income before income taxes of $21.0 million in 2010 and $22.5 million in 2009. Income before income taxes in 2010 included a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit (“BIBP Settlement”). Accordingly, BIBP recorded a decrease of $14.2 million in cost of sales and PJFS recorded a corresponding increase in cost of sales in 2010. This transaction did not have any impact on the Company’s 2010 consolidated income statement results since both PJFS and BIBP are fully consolidated.

Consolidation accounting required the net impact from the consolidation of BIBP to be reflected primarily in three separate components of our statement of income. The first component was the portion of BIBP operating income or loss attributable to the amount of cheese purchased by Company-owned restaurants during the period. This portion of BIBP operating income was reflected as a reduction in the “Domestic Company-owned restaurant expenses - cost of sales” line item. This approach effectively reported cost of sales for Company-owned restaurants as if the purchasing agreement with BIBP did not exist and such restaurants were purchasing cheese at the spot market prices (i.e., the impact of BIBP is eliminated in consolidation).

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

Non-GAAP Measures

The financial measures we present in this report excluding the impact of the consolidation of BIBP are not measures defined within accounting principles generally accepted in the United States (“GAAP”). These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. We believe the financial information excluding the impact of the consolidation of BIBP is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. We analyze our business performance and trends excluding the impact of the consolidation of BIBP because the results of BIBP are not indicative of the principal operating activities of the Company. In addition, annual cash bonuses and certain long-term incentive programs for various levels of management were based on financial measures that exclude BIBP. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

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

Segment Reporting Change

In 2011, we realigned management responsibility and financial reporting for Hawaii, Alaska and Canada from our international business segment to our domestic franchising segment in order to better leverage existing infrastructure and systems. As a result, we renamed the domestic franchising segment “North America franchising” in the first quarter of 2011. Certain prior year amounts have been reclassified in our consolidated statements of income, segment information, and restaurant unit progression to conform to the current year presentation.

Fiscal Year

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

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended (1)
	Dec. 25,	Dec. 26,	Dec. 27,
	2011	2010	2009

Income Statement Data:
North America revenues:
Domestic Company-owned restaurant sales	43.2%	44.7%	46.7%
Franchise royalties	6.1	6.2	5.8
Franchise and development fees	0.1	0.0	0.1
Domestic commissary sales	41.7	40.4	38.7
Other sales	4.2	4.6	5.0
International revenues:
Royalties and franchise and development fees	1.3	1.2	1.1
Restaurant and commissary sales	3.4	2.9	2.6
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic Company-owned restaurant cost of sales (2)	24.1	22.1	20.0
Domestic Company-owned restaurant operating expenses (2)	56.9	57.7	58.2
Domestic commissary and other expenses (3)	92.2	91.4	90.2
Income from the franchise cheese purchasing
program, net of minority interest (4)	0.0	(0.5)	(1.7)
International operating expenses (5)	84.5	88.7	86.3
General and administrative expenses	9.2	9.8	10.3
Other general expenses	0.8	0.8	1.3
Depreciation and amortization	2.7	2.9	2.9
Total costs and expenses	92.9	92.3	91.2
Operating income	7.1	7.7	8.8
Net interest expense	0.0	(0.4)	(0.4)
Income before income taxes	7.1	7.3	8.4
Income tax expense	2.2	2.4	2.7
Net income, including noncontrolling interests	4.9	4.9	5.7
Less: income attributable to noncontrolling interests	(0.3)	(0.3)	(0.4)
Net income, net of noncontrolling interests	4.6%	4.6%	5.3%

	Year Ended (1)
	Dec. 25,	Dec. 26,	Dec. 27,
	2011	2010	2009

Restaurant Data:
Percentage increase (decrease) in comparable domestic
Company-owned restaurant sales (6)	4.1%	(0.6%)	(0.5%)
Number of Company-owned restaurants included in the
most recent full year's comparable restaurant base	582	578	559
Average sales for Company-owned restaurants included
in the most recent comparable restaurant base	$897,000	$863,000	$869,000

Papa John's Restaurant Progression:
North America Company-owned:
Beginning of period	591	588	592
Opened	8	5	5
Closed	(1)	(2)	(8)
Acquired from franchisees	-	-	11
Sold to franchisees	-	-	(12)
End of period	598	591	588
International Company-owned:
Beginning of period	21	26	23
Opened	9	8	4
Closed	-	(2)	(1)
Acquired from franchisees	-	1	-
Sold to franchisees	-	(12)	-
End of period	30	21	26
North America franchised (7):
Beginning of period	2,346	2,246	2,243
Opened	166	182	93
Closed	(49)	(82)	(91)
Acquired from Company	-	-	12
Sold to Company	-	-	(11)
End of period	2,463	2,346	2,246
International franchised (7):
Beginning of period	688	609	522
Opened	138	130	114
Closed	(34)	(62)	(27)
Acquired from Company	-	12	-
Sold to Company	-	(1)	-
End of period	792	688	609
Total Papa John's restaurants - end of period	3,883	3,646	3,469

(1)	We operate on a fiscal year ending on the last Sunday of December of each year.
(2)	As a percentage of domestic Company-owned restaurant sales.
(3)	As a percentage of domestic commissary sales and other sales on a combined basis.
(4)	As a percentage of total Company revenues; the income is a result of the consolidation of BIBP, a VIE. The sales reported by BIBP are eliminated in consolidation.
(5)	As a percentage of international restaurant and commissary sales.
(6)	Includes only Company-owned restaurants open throughout the periods being compared.
(7)
Restaurant unit data for 2010 and 2009 has been adjusted to reflect the reclassification of restaurants operating in Hawaii, Alaska and Canada from international franchised to North America franchised in order to conform to the current year presentation.

Results of Operations

2011 Compared to 2010

Discussion of Revenues

Consolidated revenues increased 8.1% to $1.22 billion in 2011 compared to $1.13 billion in 2010, primarily consisting of the following:

●	Domestic Company-owned restaurant sales increased $22.6 million, or 4.5%, in 2011 primarily due to an increase in comparable sales of 4.1%.
●	North America franchise royalty revenues increased approximately $4.1 million, or 5.8% in 2011 due to an increase in comparable sales of 3.1%, and an increase in the number of franchised restaurants.
●	Domestic commissary sales increased $53.6 million, or 11.8% in 2011 primarily due to an increase in the prices of certain commodities, most notably cheese, and an increase in sales volumes.
●
International revenues increased $12.1 million, or 26.1% in 2011, primarily due to an increase in the number of restaurants and an increase in comparable sales of 5.1%, calculated on a constant dollar basis. In 2010, the international segment included revenues from Company-owned restaurants located in the United Kingdom, which were sold in the third quarter of 2010.

Discussion of Operating Results

Our income before income taxes totaled $86.3 million in 2011, as compared to $82.3 million in 2010, an increase of approximately $4.0 million. Excluding the impact of BIBP (income before income taxes of $6.8 million, excluding the BIBP Settlement), our income before income taxes increased approximately $10.8 million, or 14.3%. Income before income taxes is summarized in the following table on an operating segment basis (in thousands):

			Increase
	2011	2010	(Decrease)

Domestic Company-owned restaurants	$28,980	$31,619	$(2,639)
Domestic commissaries *	30,532	14,188	16,344
North America franchising	66,222	62,229	3,993
International	(165)	(4,771)	4,606
All others	(441)	1,847	(2,288)
Unallocated corporate expenses	(38,243)	(43,266)	5,023
Elimination of intersegment profits	(610)	(519)	(91)
Income before income taxes, excluding BIBP	86,275	61,327	24,948
BIBP, a variable interest entity *	-	20,954	(20,954)
Total income before income taxes	$86,275	$82,281	$3,994

*
The full-year 2010 results for domestic commissaries were reduced by the BIBP Settlement and the full-year 2010 results for BIBP were increased by the BIBP Settlement. There was no impact on the consolidated results of operations since PJFS and BIBP are fully consolidated into the Company’s results.

Changes in income before income taxes for 2011, excluding the impact of BIBP (income before income taxes of $6.8 million, excluding the BIBP Settlement), are summarized on a segment basis as follows:

●
Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes decreased $2.6 million from the prior comparable period. The decrease was due to increased commodity costs, primarily cheese, partially offset by incremental profits from higher comparable sales.

●	Domestic Commissary Segment. Domestic commissaries’ income before income taxes increased $16.3 million in 2011 over the comparable 2010 period comprised of the following (in thousands):

	Year Ended December 25, 2011	Year Ended December 26, 2010	Increase

Income before income taxes, excluding the
BIBP Settlement	$30,532	$28,338	$2,194
BIBP Settlement	-	(14,150)	14,150
Total segment income before income taxes	$30,532	$14,188	$16,344

Domestic commissaries’ income before income taxes, excluding the BIBP Settlement, increased $2.2 million over the prior year. The increase was due to a higher operating income dollar margin attributable to higher sales volumes, partially offset by increased costs attributable to higher fuel prices.

●
North America Franchising Segment. North America franchising income before income taxes increased approximately $4.0 million in 2011 as compared to the comparable 2010 period. The increase was due to the previously mentioned royalty revenue increase.

●
International Segment. The international segment reported operating losses of $165,000 in 2011 and approximately $4.8 million in 2010. The improvement in operating results of $4.6 million was primarily due to increased royalties due to growth in the number of units and a comparable sales increase of 5.1%, and improved operating results in our Beijing and North China restaurants as well as our United Kingdom commissary. Additionally, the prior year results included start-up costs associated with our Company-owned commissary in the United Kingdom that opened in 2010.

●
All Others Segment. The “All others” segment reported an operating loss of approximately $400,000 in 2011, representing a decrease of approximately $2.3 million, as compared to the corresponding 2010 period. The decrease was primarily due to a decline in the operating results of our online and mobile ordering (“eCommerce”) business, partially offset by improvements in operating income at our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions (“Preferred”). The decline in the operating results of our eCommerce business was primarily due to an increase in infrastructure and support costs attributable to the new online ordering system. Additionally, online revenues decreased in 2011 due to lower online and mobile fees charged.

●
Unallocated Corporate Segment. Unallocated corporate expenses decreased $5.0 million in 2011, as compared to prior year. The components of unallocated corporate expenses were as follows (in thousands):

	Year Ended	Year Ended
	December 25,	December 26,	Increase
	2011	2010	(Decrease)

General and administrative (a)	$24,807	$25,823	$(1,016)
Net interest (b)	816	4,120	(3,304)
Depreciation	8,021	8,873	(852)
Franchise incentives and initiatives (c)	3,234	6,489	(3,255)
Perfect Pizza lease obligation (d)	832	-	832
Other expense (income) (e)	533	(2,039)	2,572
Total unallocated corporate expenses	$38,243	$43,266	$(5,023)

(a)
The decrease in unallocated corporate general and administrative costs for 2011 was due to lower short- and long-term incentive compensation costs, and lower sponsorship fees, partially offset by increased travel costs.

(b)	The decrease in net interest expense reflects the decrease in our average outstanding debt balance and lower interest rates.

(c)
In 2010, we provided discretionary contributions to the Marketing Fund and other local advertising cooperatives. In 2011, we offered incentives to domestic franchisees for meeting certain sales targets, including driving comparable sales, transactions and online sales.

(d)
The Perfect Pizza lease obligation relates to rents, taxes and insurance associated with the former Perfect Pizza operations in the United Kingdom. See the notes to the consolidated financial statements for additional information.

(e)	The increase in other expense (income) is primarily due to increases in our online customer loyalty program costs and disposition and valuation-related costs.

●
Variable Interest Entities.  BIBP generated income before income taxes of $21.0 million in 2010, which primarily consisted of the BIBP Settlement and income associated with cheese sold to domestic Company-owned and franchise restaurants of $1.7 million and $5.6 million, respectively. BIBP reported breakeven results for the first two months of 2011, at which time we terminated the purchasing arrangement with BIBP.

The following table summarizes the impact of BIBP prior to the required consolidating eliminations on our consolidated statements of income for the years ended December 25, 2011 and December 26, 2010 (in thousands):

	Year Ended
	December 25, 2011	December 26, 2010

BIBP sales	$25,117	$153,014

Cost of sales	25,100	131,549
General and administrative expenses	17	91
Total costs and expenses	25,117	131,640
Operating income	-	21,374
Interest expense	-	(420)
Income before income taxes (a)	$-	$20,954

(a)	BIBP’s income before income taxes for the year ended December 26, 2010, was $6.8 million, excluding the BIBP Settlement.

Diluted earnings per share were $2.20 in 2011, compared to $1.96 per diluted share in 2010 (including a $0.16 per share gain from the consolidation of BIBP). Excluding the impact of BIBP in 2010, diluted earnings per share increased $0.40, or 22.2% ($2.20 in 2011 compared to $1.80 in 2010). Diluted weighted average shares outstanding decreased 4.4% in 2011 from the prior year period. Diluted earnings per share increased $0.10 due to the reduction in shares outstanding.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $525.8 million for 2011 compared to $503.3 million for 2010. The 4.5% increase was primarily due to a 4.1% increase in comparable sales.

North America franchise sales increased 6.1% to $1.71 billion, from $1.62 billion in 2010, as domestic franchise comparable sales increased 3.1% and equivalent units increased 4.5%. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. North America franchise sales are not included in our consolidated statements of income; however, our North America franchise royalty revenue is derived from these sales. North America franchise royalties were $73.7 million, representing an increase of 5.8% from the comparable period. The increase in royalties was primarily due to the previously noted increase in franchise sales. The impact of the royalty rate increase to 5.0% (0.25% increase over 2010) was substantially offset by the franchisees’ ability to earn up to a 0.25% royalty rebate by meeting certain sales growth targets and an additional 0.20% royalty rebate by making specified re-imaging restaurant lobby investments.

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

The comparable sales base and average weekly sales for 2011 and 2010 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Year Ended		Year Ended
	December 25, 2011		December 26, 2010
	Domestic Company-owned	North America Franchised	Domestic Company-owned	North America Franchised

Total domestic units (end of period)	598	2,463	591	2,346
Equivalent units	589	2,332	586	2,231
Comparable sales base units	581	2,135	577	2,074
Comparable sales base percentage	98.6%	91.6%	98.5%	93.0%
Average weekly sales - comparable units	$17,248	$14,459	$16,599	$14,057
Average weekly sales - total non-comparable units	$11,218	$10,708	$11,562	$12,177
Average weekly sales - all units	$17,164	$14,142	$16,521	$13,924

North America franchise and development fees were approximately $700,000 in 2011 or an increase of approximately $100,000 from 2010. The increase was due to an increase in transfer and cancellation fees, partially offset by a decrease in opening fees as there were a greater number of restaurants opening with no fee in 2011 in accordance with our development incentive programs.

Domestic commissary sales increased 11.8% to $508.2 million in 2011 from $454.5 million in the prior comparable period. The increase was primarily due to an increase in the prices of certain commodities, most notably cheese, and an increase in sales volumes. Our commissaries charge a fixed dollar mark-up on the cost of cheese. Cheese prices are based upon the block price, which increased to an average price of $1.80 per pound in 2011 from the $1.59 BIBP block price in 2010.

Other sales decreased $1.0 million to $50.9 million in 2011. The decrease primarily resulted from a decline in sales at Preferred, and a reduction in the online fee charged to our domestic franchisees.

International franchise sales were $332.3 million in 2011, compared to $269.7 million in 2010.  International franchise sales are not included in our consolidated statements of income; however, our international royalty revenue is derived from these sales. Total international revenues were $58.6 million for 2011 compared to $46.4 million in 2010, reflecting an increase in the number of restaurants in addition to the 5.1% increase in comparable sales, calculated on a constant dollar basis. These increases were partially offset by the prior year’s inclusion of revenues from Company-owned restaurants located in the United Kingdom, which were sold in the third quarter of 2010. Our PJUK operations represented 51% of international revenues in both 2011 and 2010.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 19.0% in 2011 compared to 20.2% (19.9% excluding BIBP) in 2010. Excluding the impact of consolidating BIBP, restaurant operating margin decreased 0.9% in 2011 as compared to the corresponding period in 2010, consisting of the following differences:

●	Cost of sales were 1.7% higher as a percentage of sales in 2011 as compared to 2010 due to the impact of higher commodities costs, principally cheese, wheat and meats.
●	Salaries and benefits were 0.4% lower as a percentage of sales in 2011 compared to 2010, reflecting the benefit of increased sales.
●	Advertising and related costs as a percentage of sales were relatively flat year-over-year.
●	Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.4% lower in 2011 reflecting the benefit of increased sales.

Domestic commissary and other operating margin was 7.8% in 2011, compared to 8.6% in 2010. Domestic commissary and other operating margin decreased 0.8% in 2011, consisting of the following differences:

●
Cost of sales was 0.9% higher as a percentage of revenues in 2011, as compared to 2010. Cost of sales increased primarily due to the impact of higher commodities costs, primarily cheese, wheat and meats. In addition, a reduction in online fee revenue from franchisees and an increase in eCommerce support costs contributed to the increases in cost of sales.

●	Salaries and benefits were 0.4% lower as a percentage of revenues in 2011, as compared to the same period of 2010, reflecting the benefit of increased sales.
●	Other operating expenses were 0.3% higher as a percentage of revenues in 2011, as compared to 2010, primarily due to an increase in distribution costs from increased fuel prices.

We recorded income before income taxes from the franchise cheese-purchasing program, net of noncontrolling interest, of $5.6 million in 2010 (no impact in 2011 through February, at which time the purchasing agreement with BIBP was terminated). The results in 2010 only represented the portion of BIBP’s operating income related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s income before income taxes was $21.0 million in 2010 (including the BIBP Settlement). See the summary of BIBP’s operating results in the Variable Interest Entities caption for additional information on BIBP’s 2011 and 2010 results.

International operating expenses in 2011 were 84.5% of international restaurant and commissary sales as compared to 88.7% in 2010.  The improvement in operating expenses, as a percentage of sales, was due to both improvements in operating results in our Beijing and North China restaurants and our PJUK commissary. Our 2010 results also included start-up costs associated with our PJUK commissary.

General and administrative expenses were $111.6 million, or 9.2% of revenues for 2011, as compared to $110.0 million, or 9.8% of revenues for 2010. The increase in general and administrative expenses is due to an increase in travel costs, payroll and other taxes, and employee incentives, partially offset by lower short- and long-term incentive compensation costs and lower sponsorship fees.

Other general expenses reflected net expense of $9.8 million in 2011, as compared to $9.0 million in 2010 as detailed below (in thousands):

			Increase
	2011	2010	(Decrease)

Disposition and impairment losses (a)	$1,745	$894	$851
Provision (credit) for uncollectible accounts and notes receivable	379	(27)	406
Pre-opening restaurant costs	273	149	124
Franchise and development incentives and initiatives (b)	4,921	7,533	(2,612)
Perfect Pizza lease obligation (c)	832	-	832
Other expense (d)	1,617	481	1,136
Total other general expenses	$9,767	$9,030	$737

(a)	Disposition and impairment losses include costs associated with the disposition of certain systems and other equipment.
(b)
The 2010 amounts include discretionary contributions to the Marketing Fund and other local advertising cooperatives of $6.5 million and incentives to franchisees for opening new restaurants of $1.0 million. The 2011 amounts include approximately $3.2 million in incentives offered to domestic franchisees for meeting certain sales targets, including driving comparable sales, transactions and online sales in 2011 and $1.7 million in incentives to franchisees for opening new restaurants.

(c)	The Perfect Pizza lease obligation relates to rents, taxes and insurance associated with the former Perfect Pizza operations in the United Kingdom.
(d)	Other expense increased primarily due to costs associated with our online customer loyalty program.

Depreciation and amortization was $32.7 million, or 2.7% of revenues, for 2011 as compared to $32.4 million, or 2.9% of revenues, for 2010.

Net interest. Net interest expense was approximately $740,000 in 2011, compared to $4.5 million in 2010.  The decrease in net interest costs reflects a lower average outstanding debt balance and lower effective interest rates.

Income Tax Expense.  We recognized reductions of $1.9 million and $550,000 in our income tax expense associated with the finalization of certain income tax issues in 2011 and 2010, respectively. Our effective income tax rate was 31.2% in 2011 compared to 32.6% in 2010 (32.3% in 2010, excluding BIBP). Our effective income tax rate may fluctuate for various reasons, including the settlement or resolution of specific federal and state issues.

2010 Compared to 2009

Discussion of Revenues

Total revenues, which increased 4.4% to $1.13 billion in 2010 compared to $1.08 billion in 2009, primarily consisted of the following:

●
Franchise royalties revenue increased $7.5 million primarily due to an increase in the royalty rate (the standard royalty rate for the majority of domestic franchise restaurants increased from 4.25% at the beginning of 2009 to 4.50% in September 2009 and increased to 4.75% in the first quarter of 2010).

●	Domestic commissary sales increased $36.8 million primarily due to an increase in sales volumes.
●	International revenues increased $6.4 million primarily due to an increase in the number of our franchised international restaurants.

The increases noted above were partially offset by a $2.1 million decline in domestic other sales primarily due to a decline in sales at Preferred. Additionally, domestic Company-owned restaurant sales decreased approximately $550,000 primarily due to a decrease of 0.6% in comparable sales for domestic Company-owned restaurants for the year.

Discussion of Operating Results

Our income before income taxes totaled $82.3 million in 2010, as compared to $90.2 million in 2009 as summarized in the following table on an operating segment basis (in thousands):

			Increase
	2010	2009	(Decrease)

Domestic Company-owned restaurants	$31,619	$34,894	$(3,275)
Domestic commissaries *	14,188	29,393	(15,205)
North America franchising	62,229	55,008	7,221
International	(4,771)	(4,368)	(403)
All others	1,847	2,697	(850)
Unallocated corporate expenses	(43,266)	(49,755)	6,489
Elimination of intersegment profits	(519)	(218)	(301)
Income before income taxes, excluding BIBP	61,327	67,651	(6,324)
BIBP, a variable interest entity *	20,954	22,543	(1,589)
Total income before income taxes	$82,281	$90,194	$(7,913)

*
The full-year 2010 results for domestic commissaries were reduced by the BIBP Settlement and the full-year 2010 results for BIBP were increased by the BIBP Settlement. There was no impact on the consolidated results of operations since PJFS and BIBP are fully consolidated into the Company’s results.

Excluding the impact of the consolidation of BIBP (income before income taxes of $6.8 million, excluding the BIBP Settlement, or $0.16 per diluted share in 2010, and income before income taxes of $22.5 million or $0.52 per diluted share in 2009), 2010 income before income taxes was $75.5 million (6.7% of total revenues), compared to $67.7 million (6.3% of total revenues) in 2009. The $7.8 million increase in income before income taxes, excluding the consolidation of BIBP, was principally due to the following:

●
Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes decreased $3.3 million from the prior comparable period. The decrease was primarily due to a decline in operating margin from lower average ticket prices due to increased levels of discounting, partially offset by increased customer traffic and reductions in labor costs as a result of labor efficiencies from implemented initiatives. The 2009 period included restaurant closure costs of approximately $700,000. There were no significant closure costs in 2010.

●	Domestic Commissary Segment. Domestic commissaries’ income before income taxes decreased $15.2 million in 2010 over the prior year, comprised of the following (in thousands):

	Year Ended December 26, 2010	Year Ended December 27, 2009	Decrease

Income before income taxes, excluding the
BIBP Settlement	$28,338	$29,393	$(1,055)
BIBP Settlement	(14,150)	-	(14,150)
Total segment income before income taxes	$14,188	$29,393	$(15,205)

Domestic commissaries’ income before income taxes, excluding the BIBP Settlement, was $28.3 million in 2010, as compared to $29.4 million in 2009. The decrease of $1.1 million in income before income taxes was primarily due to increased fuel costs, partially offset by an increase in sales volumes, although at a lower gross margin percentage. The full-year 2010 gross margin percentage included the impact of commodities cost increases we absorbed for certain vegetable products resulting from harsh Florida winter weather and various rebate programs available to restaurants for achieving certain sales improvement targets. Full-year 2009 included approximately $800,000 of management transition costs and $400,000 of costs associated with the closure of one of our commissaries.

●
North America Franchising Segment. North America franchising income before income taxes increased approximately $7.2 million to $62.2 million in 2010, from $55.0 million in 2009. The increase was primarily due to an increase in franchise royalties (the standard royalty rate increased from 4.25% to 4.50% in September 2009, and increased to 4.75% in the first quarter of 2010). The impact of the royalty rate increase was partially offset by the impact of development incentive programs offered by the Company in 2009 and 2010. Franchise and development fees were approximately $200,000 lower in 2010 than in the corresponding period, despite an increase of 90 domestic unit openings during 2010 due to development incentive programs in place. Additionally, we incurred incentive costs of $1.0 million in 2010, compared to $440,000 in 2009.

●
International Segment. The international segment reported operating losses of approximately $4.8 million in 2010 and $4.4 million in 2009. The increase in operating losses was due to increased personnel and franchise support costs as well as from costs associated with the opening of our new commissary in the United Kingdom, partially offset by increased revenues due to growth in the number of international units.

●
All Others Segment. Income before income taxes for the “All others” reporting segment decreased approximately $850,000 in 2010 as compared to 2009. The decrease was primarily due to increased costs in our online ordering business due to increased infrastructure and support attributable to the new online ordering system introduced in October 2010. This decline was partially offset by an improvement in operating results at Preferred, primarily due to cost reductions implemented in 2009 and 2010.

●
Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $6.5 million in 2010 as compared to 2009. The components of unallocated corporate expenses were as follows (in thousands):

	Year Ended	Year Ended	Increase
	December 26, 2010	December 27, 2009	(Decrease)

General and administrative (a)	$25,823	$26,893	$(1,070)
Net interest	4,120	4,251	(131)
Depreciation	8,873	8,684	189
Franchise support initiatives (b)	6,489	9,556	(3,067)
Provision (credit) for uncollectible
accounts and notes receivable (c)	(340)	1,172	(1,512)
Other income (d)	(1,699)	(801)	(898)
Total unallocated corporate expenses	$43,266	$49,755	$(6,489)

(a)
Unallocated general and administrative costs decreased in 2010 due to lower salaries and benefits, resulting from fewer employees and the fact that the prior year included $800,000 in litigation settlement costs. Severance costs, net of forfeitures of unvested stock awards, were also approximately $400,000 lower in 2010. These reductions were partially offset by an increase in short-term incentive compensation expense.

(b)	Franchise support initiatives primarily consist of discretionary contributions to the Marketing Fund and other local advertising cooperatives.

(c)	The reduction in the provision for uncollectible accounts and notes receivable was primarily due to the collection of certain accounts that were previously reserved.

(d)	The increase in other income was primarily due to sales of point-of-sale systems associated with additional domestic openings.

●
Variable Interest Entities.  BIBP generated income before income taxes of $21.0 million in 2010, compared to $22.5 million in 2009. The following table summarizes the impact of BIBP prior to the required consolidating eliminations on our consolidated statements of income for the years ended December 26, 2010 and December 27, 2009 (in thousands):

	Year Ended
	December 26, 2010	December 27, 2009

BIBP sales	$153,014	$142,407

Cost of sales	131,549	118,825
General and administrative expenses	91	233
Total costs and expenses	131,640	119,058
Operating income	21,374	23,349
Interest expense	(420)	(806)
Income before income taxes (a)	$20,954	$22,543

(a)	Income before income taxes for the year ended December 26, 2010, was $6.8 million, excluding the BIBP Settlement.

Diluted earnings per share were $1.96 in 2010 (including a $0.16 per share gain from the consolidation of BIBP, excluding the BIBP Settlement), compared to $2.06 per diluted share in 2009 (including a $0.52 gain from the consolidation of BIBP and a $0.04 gain from the finalization of certain income tax issues). Diluted weighted average shares outstanding decreased 5.2% in 2010 from the prior year period. Diluted earnings per share, excluding BIBP, increased $0.09 due to the reduction in shares outstanding.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $503.3 million for 2010 compared to $503.8 million for 2009. The 0.1% decrease was primarily due to a 0.6% decrease in comparable sales.

North America franchise sales increased 2.1% to $1.62 billion, from $1.58 billion in 2009, as comparable sales increased 0.3% and equivalent units increased 4.3%. North America franchise royalties were $69.6 million, representing an increase of 12.2% from the comparable period. The increase in royalties was primarily due to the previously mentioned increase in the standard royalty rate.

The comparable sales base and average weekly sales for 2010 and 2009 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Year Ended		Year Ended
	December 26, 2010		December 27, 2009
	Domestic Company- owned	North America Franchised	Domestic Company- owned	North America Franchised

Total domestic units (end of period)	591	2,346	588	2,193
Equivalent units	586	2,231	585	2,140
Comparable sales base units	577	2,074	569	2,026
Comparable sales base percentage	98.5%	93.0%	97.3%	94.7%
Average weekly sales - comparable units	$16,599	$14,057	$16,628	$13,948
Average weekly sales - total non-comparable units	$11,562	$12,177	$13,902	$14,234
Average weekly sales - all units	$16,521	$13,924	$16,551	$13,963

Domestic franchise and development fees were approximately $600,000 in 2010, or a decrease of approximately $300,000 from 2009. The decrease was primarily due to a greater number of restaurants opening with no opening fees in accordance with our development incentive programs.

Domestic commissary sales increased 8.8% to $454.5 million in 2010 from $417.7 million in the prior comparable period. The increase was primarily due to an increase in sales volumes. Our commissaries charge a fixed dollar mark-up on the cost of cheese. Cheese cost based upon the BIBP block price increased from $1.55 per pound in 2009 to $1.59 per pound in 2010, or a 2.6% increase.

Other sales decreased $2.1 million to $52.0 million. The decrease was primarily due to a decline in sales at Preferred.

International revenues increased 16.1% to $46.4 million in 2010, from $40.0 million in 2009, reflecting the increase in the number of franchised restaurants over the past year.

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

We recorded income before income taxes from the franchise cheese-purchasing program, net of noncontrolling interest, of $5.6 million and $18.1 million in 2010 and 2009, respectively. These results only represent the portion of BIBP’s operating income or loss related to the proportion of BIBP cheese sales to franchisees. The total impact of the consolidation of BIBP on Papa John’s income before income taxes was income of $21.0 million in 2010 (including the BIBP Settlement) and $22.5 million in 2009.

International operating expenses in 2010 were 88.7% of international restaurant and commissary sales as compared to 86.3% in 2009. The increase in operating expenses as a percentage of sales is primarily due to the start-up costs associated with our PJUK commissary.

General and administrative expenses were $110.0 million, or 9.8% of revenues for 2010, as compared to $111.4 million, or 10.3% of revenues for 2009. The decrease is primarily due to the items noted as comprising the decreases in unallocated general and administrative expenses for the Unallocated Corporate Segment in the Discussion of Operating Results section, as well as 2009 including certain management transition costs recorded by our domestic commissaries segment.

Other general expenses reflected net expense of $9.0 million in 2010, as compared to $14.3 million in 2009 as detailed below (in thousands):

			Increase
	2010	2009	(Decrease)

Impairment and disposition losses	$894	$1,829	$(935)
Provision (credit) for uncollectible accounts and notes receivable (a)	(27)	1,378	(1,405)
Pre-opening restaurant costs	149	75	74
Franchise support initiatives (b)	6,489	9,556	(3,067)
Franchise incentives (c)	1,044	440	604
Commissary closing costs	-	369	(369)
Other	481	699	(218)
Total other general expenses	$9,030	$14,346	$(5,316)

(a)	The reduction in provision (credit) for uncollectible accounts and notes receivable was primarily due to the collection of certain accounts that were previously reserved.
(b)	Franchise support initiatives primarily consist of discretionary contributions to the Marketing Fund and other local advertising cooperatives.
(c)	Franchise incentives include incentives to franchisees for opening new restaurants.

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

Income Tax Expense.  We recognized reductions of $550,000 and $1.2 million in our income tax expense associated with the finalization of certain income tax issues in 2010 and 2009, respectively. Our effective income tax rates were 32.6% in 2010 compared to 32.1% in 2009 (32.3% in 2010 and 31.1% in 2009, excluding BIBP).

Liquidity and Capital Resources

Debt and credit arrangements consist of the following (in thousands):

	2011	2010

Revolving line of credit	$51,489	$99,000
Other	-	17
Total long-term debt	$51,489	$99,017

In September 2010, we entered into a five-year, $175.0 million unsecured Revolving Credit Facility (“New Credit Facility”) that replaced a $175.0 million unsecured Revolving Credit Facility (“Old Credit Facility”). The New Credit Facility was amended in November 2011 (the “Amended Credit Facility”), which extended the maturity date of the New Credit Facility to November 30, 2016. Under the Amended Credit Facility, outstanding balances are charged interest at 75 basis points to 150 basis points over LIBOR or other bank developed rates at our option (previously charged 100 basis points to 175 basis points above LIBOR). Outstanding balances under the Old Credit Facility were charged interest at 50 to 100 basis points over LIBOR or other bank developed rates, at our option.

We have used interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our revolving credit facility. We currently have a swap with a fixed rate of 0.53%, as compared to LIBOR, with a notional amount of $50.0 million. See “Note 7” of “Notes to Consolidated Financial Statements” for additional information.

The New Credit Facility, as amended, contains customary affirmative and negative covenants, including the following financial covenants, as defined by the New Credit Facility (the covenants exclude the impact of consolidating BIBP’s operations):

	Permitted Ratio	Actual Ratio for the Year Ended December 25, 2011

Leverage Ratio	Not to exceed 2.5 to 1.0	0.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	5.4 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants at December 25, 2011.

Cash flow provided by operating activities was $101.0 million for the full-year 2011 as compared to $92.6 million in 2010. The consolidation of BIBP increased cash flow from operations by approximately $6.8 million in 2010.  Excluding the impact of the consolidation of BIBP, cash flow from operations was $101.0 million in 2011, as compared to $85.8 million in 2010, primarily due to higher net income and favorable working capital changes, including deferred income taxes.

Cash flow provided by operating activities decreased to $92.6 million in 2010 from $103.8 million in 2009. The consolidation of BIBP increased cash flow from operations by approximately $6.8 million in 2010 and $22.5 million in 2009.  Excluding the impact of the consolidation of BIBP, cash flow was $85.8 million in 2010 as compared to $81.3 million in 2009, primarily due to higher net income.

The Company’s free cash flow for the last three years was as follows (in thousands):

	Year Ended
	Dec. 25,	Dec. 26,	Dec. 27,
	2011	2010	2009

Net cash provided by operating activities	$101,008	$92,581	$103,826
Gain from BIBP cheese purchasing entity	-	(6,804)	(22,543)
Purchase of property and equipment	(29,319)	(31,125)	(33,538)
Free cash flow (a)	$71,689	$54,652	$47,745

(a)
We define free cash flow as net cash provided by operating activities (from the consolidated statements of cash flows) excluding the impact of BIBP, less the purchases of property and equipment. See “Non-GAAP Measures” above for more information about this non-GAAP measure, its limitations and why we present free cash flow alongside the most directly comparable GAAP measure.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Purchases of property and equipment amounted to $29.3 million, $31.1 million, and $33.5 million in 2011, 2010, and 2009, respectively, and are summarized by operating segment in “Note 19” of “Notes to Consolidated Financial Statements.”

Our Board of Directors has authorized the repurchase of our common stock through December 31, 2012. The following is a summary of our common share repurchases for the last three years (in thousands, except average price per share):

Fiscal Year	Number of Shares Repurchased	Total Cash Paid	Average Price Per Share
2009	1,319	$28,477	$21.59
2010	1,881	$46,936	$24.95
2011	2,084	$65,323	$31.35

Subsequent to year-end (through February 14, 2012), we acquired an additional 60,000 shares at an aggregate cost of $2.2 million. As of February 14, 2012, approximately $69.3 million remained available for repurchase of common stock under this authorization.

The outstanding principal balance under our revolving line of credit was $99.0 million in 2009 and 2010 and decreased to $51.5 million in 2011, as we used cash on hand and cash from operations to reduce the outstanding debt.

Contractual obligations and payments as of December 25, 2011 due by year are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Contractual Obligations:

Revolving line of credit (1)	$-	$-	$51,489	$-	$51,489
Interest payments (2)	667	1,149	1,029	-	2,845
Total debt	667	1,149	52,518	-	54,334
Operating leases	29,760	48,824	30,556	29,703	138,843
Total contractual obligations	$30,427	$49,973	$83,074	$29,703	$193,177

(1)
We utilize an interest rate swap to hedge against rising interest rates. The value of our interest rate swap was $11,000 at December 25, 2011 and was recorded in other long-term assets in the consolidated balance sheet.

(2)
Represents estimated interest payments on our revolving line of credit balance outstanding as of December 25, 2011. The interest payments assume the outstanding balance on our $175.0 million unsecured revolving line of credit will remain at $51.5 million until the maturity date of November, 2016. Interest payments are calculated based on LIBOR plus the applicable margin in effect at December 25, 2011, after considering the interest rate swap agreement in effect until August, 2013. The actual interest rates on the variable indebtedness incurred and the amount of our indebtedness could vary from those used to compute the above interest payments. See “Note 7” of “Notes to Consolidated Financial Statements” for additional information concerning our debt and credit arrangements.

The above table does not include $3.0 million of unrecognized tax benefits since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority.

Off-Balance Sheet Arrangements

The off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition are leases of Company-owned restaurant sites, QC Centers, office space and transportation equipment.

In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment under approximately 40 lease arrangements, primarily associated with Perfect Pizza restaurant sites for which the Perfect Pizza franchisor is primarily liable. The leases have varying terms, the latest of which expires in 2017, with most expiring by the end of 2014. As of December 25, 2011, the estimated maximum amount of undiscounted rental payments we would be required to make in the event of non-payment under all such leases was approximately $2.5 million, excluding the $832,000 charge discussed below.

On August 1, 2011 the High Court of Justice Chancery Division, Birmingham District Registry entered an order placing Perfect Pizza in administration, thereby providing Perfect Pizza with protection from its creditors in accordance with UK insolvency law. On the same date, the administrators entered into an agreement to sell substantially all of the business and assets of Perfect Pizza. In accordance with the terms of the agreement, the buyer has an option period up to nine months to determine which Perfect Pizza leases they will assume.

The buyer is continuing to assess most restaurant leases but has identified certain leases that will likely not be assumed. Accordingly, for the year ended December 25, 2011, we recorded an expense of approximately $832,000 in other general expenses in the accompanying consolidated statements of income, representing the remaining rentals, taxes and insurance related to these specific leases. Given the uncertainty of the remaining restaurant locations, we are unable to reasonably estimate any potential additional liability for those locations and therefore, no amount has been recorded in the consolidated financial statements as of December 25, 2011 with respect to the remaining restaurant locations.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$1,078	$13,439	$-	$-	$14,517

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

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: aggressive changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales, including an increase in or continuation of the aggressive pricing and promotional environment; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, which could be impacted by challenges securing financing, finding suitable store locations or securing required domestic or foreign government permits and approvals; the credit performance of our franchise loan program; adverse macroeconomic or business conditions; general economic and political conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities, fuel; increased employee compensation, benefits, insurance and similar costs (including the impact of federal health care legislation); the ability of the Company to pass along such increases in or sustained high costs to franchisees or consumers; the impact of current or future legal claims and current proposed legislation impacting our business; the impact that product recalls, food quality or safety issues, and general public health concerns could have on our restaurants; currency exchange and interest rates; credit risk associated with parties to leases of restaurants and commissaries, including those Perfect Pizza locations formerly operated by us, for which we remain contractually liable; risks associated with security breaches, including theft of Company and customer information; and increased risks associated with our international operations, including economic and political conditions in our international markets and difficulty in meeting planned sales targets for our international operations. These and other risk factors are discussed in detail in “Part I. Item 1A. – Risk Factors” of this report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our debt at December 25, 2011 was comprised of a $51.5 million outstanding principal balance on our $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR) plus a 75 to 150 basis point spread as amended effective November 2011, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

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

The effective interest rate on the revolving line of credit, including the impact of the interest rate swap agreement, was 1.28% as of December 25, 2011. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of December 25, 2011, net of the swap, would increase interest expense by $18,000.

We do not enter into financial instruments to manage foreign currency exchange rates since less than 5% of our total revenues are derived from sales to customers and royalties outside the contiguous United States.

Cheese costs, historically representing 35% to 40% of our total food cost, are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. As previously discussed in “Critical Accounting Policies and Estimates”, we had a purchasing arrangement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to restaurants operating in the United States. In February 2011, we terminated this purchasing arrangement with BIBP and BIBP ceased operations. Over 99% of our franchisees have entered into a cheese purchasing agreement with PJFS. The cheese purchasing agreement specifies that PJFS will charge the franchisees a predetermined price for cheese on a monthly basis. Any difference between the amount charged to franchisees and the actual price paid by PJFS for cheese will be recorded as a receivable from or a payable to the franchisees, to be repaid based upon a predetermined formula outlined in the agreement.

Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our 2010 and 2009 operating results, and no impact in 2011 as BIBP had breakeven results while operating through February 2011.

The following table presents the actual average block price for cheese by quarter in 2011, 2010 and 2009 and the average BIBP block price by quarter for 2010 and 2009 (not applicable in 2011). Also presented is the projected full-year 2012 average block price (based on the February 14, 2012 Chicago Mercantile Exchange cheese futures prices for 2012):

	2012	2011	2010		2009
	Projected	Block	BIBP	Actual	BIBP	Actual
	Market	Price	Block Price	Block Price	Block Price	Block Price

Quarter 1	$1.544	$1.695	$1.595	$1.431	$1.621	$1.184
Quarter 2	1.614	1.736	1.529	1.407	1.479	1.178
Quarter 3	1.685	2.006	1.572	1.597	1.478	1.240
Quarter 4	1.699	1.760	1.645	1.578	1.608	1.548
Full Year	$1.636	$1.799	$1.585	$1.503	$1.547	$1.288

The following table presents the 2010 and 2009 impact by quarter on our income before income taxes due to consolidating BIBP (in thousands). BIBP had breakeven results in 2011.

	Actual	Actual
	2010	2009
Quarter 1	$3,485	$9,025
Quarter 2	2,678	6,854
Quarter 3	(658)	5,104
Quarter 4 (a)	15,449	1,560
Full Year	$20,954	$22,543
(a)	Includes the BIBP Settlement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 25, 2011.

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

February 21, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries as of December 25, 2011 and December 26, 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and Subsidiaries at December 25, 2011 and December 26, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities, effective December 28, 2009, as a result of the adoption of amendments to the FASB Accounting Standards Codification (ASC) 810, “Consolidation”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012, expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Louisville, Kentucky
February 21, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Papa John’s International, Inc. and Subsidiaries

We have audited Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Papa John’s International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Papa John’s International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries as of December 25, 2011 and December 26, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2011 of Papa John’s International, Inc. and Subsidiaries and our report dated February 21, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 21, 2012

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)	Years Ended
	December 25,	December 26,	December 27,
	2011	2010	2009
North America revenues:
Domestic Company-owned restaurant sales	$525,841	$503,272	$503,818
Franchise royalties	73,694	69,631	62,083
Franchise and development fees	722	610	912
Domestic commissary sales	508,155	454,506	417,689
Other sales	50,912	51,951	54,045
International revenues:
Royalties and franchise and development fees	16,327	13,265	11,780
Restaurant and commissary sales	42,231	33,162	28,223
Total revenues	1,217,882	1,126,397	1,078,550
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	126,887	111,010	100,863
Salaries and benefits	142,093	137,840	146,116
Advertising and related costs	49,035	47,174	45,593
Occupancy costs	32,278	32,343	31,685
Other operating expenses	75,558	72,997	69,946
Total domestic Company-owned restaurant expenses	425,851	401,364	394,203
Domestic commissary and other expenses:
Cost of sales	426,955	382,150	348,265
Salaries and benefits	35,141	34,063	33,839
Other operating expenses	53,188	46,890	43,595
Total domestic commissary and other expenses	515,284	463,103	425,699
Income from the franchise cheese-purchasing program,
net of noncontrolling interest	-	(5,634)	(18,079)
International operating expenses	35,674	29,429	24,356
General and administrative expenses	111,608	109,954	111,361
Other general expenses	9,767	9,030	14,346
Depreciation and amortization	32,681	32,407	31,446
Total costs and expenses	1,130,865	1,039,653	983,332
Operating income	87,017	86,744	95,218
Investment income	755	875	629
Interest expense	(1,497)	(5,338)	(5,653)
Income before income taxes	86,275	82,281	90,194
Income tax expense	26,888	26,856	28,985
Net income, including noncontrolling interests	59,387	55,425	61,209
Less: income attributable to noncontrolling interests	(3,732)	(3,485)	(3,756)
Net income, net of noncontrolling interests	$55,655	$51,940	$57,453

Basic earnings per common share	$2.22	$1.97	$2.07
Earnings per common share - assuming dilution	$2.20	$1.96	$2.06

Basic weighted average shares outstanding	25,043	26,328	27,738
Diluted weighted average shares outstanding	25,310	26,468	27,909

Supplemental data (see Note 14):
Revenues - affiliates	$28,078	$24,290	$22,473
Other income - affiliates	-	-	57

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 25,	December 26,
(In thousands, except per share amounts)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$17,238	$46,225
Accounts receivable (less allowance for doubtful
accounts of $3,034 in 2011 and $2,795 in 2010)	27,487	24,733
Accounts receivable - affiliates (no allowance for doubtful
accounts in 2011 and 2010)	682	624
Notes receivable (no allowance for doubtful accounts in 2011 and 2010)	4,221	4,735
Inventories	20,091	17,402
Prepaid expenses	12,523	10,009
Other current assets	3,522	3,732
Deferred income taxes	7,636	9,647
Total current assets	93,400	117,107
Investments	1,704	1,604
Net property and equipment	185,132	186,594
Notes receivable, less current portion (less allowance for doubtful
accounts of $5,905 in 2011 and $9,951 in 2010)	11,502	12,619
Goodwill	75,085	74,697
Other assets	23,559	23,320
Total assets	$390,382	$415,941

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,966	$31,569
Income and other taxes payable	3,969	1,789
Accrued expenses	42,808	42,825
Total current liabilities	79,743	76,183
Unearned franchise and development fees	6,170	6,596
Long-term debt	51,489	99,017
Other long-term liabilities	25,611	26,604
Deferred income taxes	9,147	341
Stockholders’ equity:
Preferred stock ($.01 par value per share; authorized 5,000 shares,
no shares issued)	-	-
Common stock ($.01 par value per share; authorized 50,000 shares,
issued 36,656 in 2011 and 36,084 in 2010)	367	361
Additional paid-in capital	262,456	245,380
Accumulated other comprehensive income	1,849	849
Retained earnings	298,807	243,152
Treasury stock (12,637 shares in 2011 and 10,645 shares in 2010, at cost)	(353,826)	(291,048)
Total stockholders’ equity, net of noncontrolling interests	209,653	198,694
Noncontrolling interests in subsidiaries	8,569	8,506
Total stockholders' equity	218,222	207,200
Total liabilities and stockholders’ equity	$390,382	$415,941

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Papa John's International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity
Balance at December 28, 2008	27,637	$352	$216,553	$(3,818)	$133,759	$(216,860)	$8,252	$138,238
Comprehensive income:
Net income	-	-	-	-	57,453	-	3,756	61,209
Change in valuation of interest rate
swap agreements, net of tax of $781	-	-	-	1,388	-	-	-	1,388
Foreign currency translation	-	-	-	1,310	-	-	-	1,310
Other	-	-	-	36	-	-	-	36
Comprehensive income								63,943
Exercise of stock options	612	6	9,824	-	-	-	-	9,830
Tax effect of equity awards	-	-	(342)	-	-	-	-	(342)
Acquisition of Company common stock	(1,319)	-	-	-	-	(28,477)	-	(28,477)
Net contributions (distributions) -
noncontrolling interests	-	-	-	-	-	-	(3,840)	(3,840)
Stock-based compensation expense	-	-	5,817	-	-	-	-	5,817
Other	-	-	(132)	-	-	-	-	(132)
Balance at December 27, 2009	26,930	358	231,720	(1,084)	191,212	(245,337)	8,168	185,037
Comprehensive income:
Net income	-	-	-	-	51,940	-	3,485	55,425
Change in valuation of interest rate
swap agreements, net of tax of $1,352	-	-	-	2,404	-	-	-	2,404
Foreign currency translation	-	-	-	(523)	-	-	-	(523)
Other	-	-	-	52	-	-	-	52
Comprehensive income								57,358
Exercise of stock options	356	3	6,122	-	-	285	-	6,410
Tax effect of equity awards	-	-	62	-	-	-	-	62
Acquisition of Company common stock	(1,881)	-	-	-	-	(46,936)	-	(46,936)
Net contributions (distributions) -
noncontrolling interests	-	-	-	-	-	-	(3,147)	(3,147)
Stock-based compensation expense	-	-	6,066	-	-	-	-	6,066
Issuance of restricted stock	34	-	(881)	-	-	881	-	-
Other	-	-	2,291	-	-	59	-	2,350
Balance at December 26, 2010	25,439	361	245,380	849	243,152	(291,048)	8,506	207,200
Comprehensive income:
Net income	-	-	-	-	55,655	-	3,732	59,387
Change in valuation of interest rate
swap agreements, net of tax of $93	-	-	-	165	-	-	-	165
Foreign currency translation	-	-	-	864	-	-	-	864
Other	-	-	-	(29)	-	-	-	(29)
Comprehensive income								60,387
Exercise of stock options	572	6	14,036	-	-	-	-	14,042
Tax effect of equity awards	-	-	(1,400)	-	-	-	-	(1,400)
Acquisition of Company common stock	(2,084)	-	-	-	-	(65,323)	-	(65,323)
Net contributions (distributions) -
noncontrolling interests	-	-	-	-	-	-	(3,669)	(3,669)
Stock-based compensation expense	-	-	6,704	-	-	-	-	6,704
Issuance of restricted stock	92	-	(2,253)	-	-	2,253	-	-
Other	-	-	(11)	-	-	292	-	281
Balance at December 25, 2011	24,019	$367	$262,456	$1,849	$298,807	$(353,826)	$8,569	$218,222

At December 27, 2009, the accumulated other comprehensive loss of $1,084 was comprised of a net unrealized loss on the interest rate swap agreements of $2,563 and a $52 pension plan liability, offset by unrealized foreign currency translation gains of $1,531.

At December 26, 2010, the accumulated other comprehensive income of $849 was comprised of unrealized foreign currency translation gains of $1,008, offset by a net unrealized loss on the interest rate swap agreements of $159.

At December 25, 2011, the accumulated other comprehensive income of $1,849 was comprised of unrealized foreign currency translation gains of $1,872, a net unrealized gain on the interest rate swap agreement of $6, offset by a $29 pension plan liability.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)	Years Ended
	December 25,	December 26,	December 27,
	2011	2010	2009
Operating activities
Net income, including noncontrolling interests	$59,387	$55,425	$61,209
Adjustments to reconcile net income to net cash provided by operating activities:
Disposition and impairment losses	1,200	479	1,258
Provision for uncollectible accounts and notes receivable	1,037	917	2,242
Depreciation and amortization	32,681	32,407	31,446
Deferred income taxes	9,909	4,553	7,469
Stock-based compensation expense	6,704	6,066	5,817
Excess tax benefit on equity awards	(741)	(359)	(1,035)
Other	3,072	286	1,071
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,298)	(5,022)	155
Inventories	(2,689)	(1,848)	1,096
Prepaid expenses	(2,514)	(1,303)	595
Other current assets	210	16	2,009
Other assets and liabilities	(1,600)	(416)	(4,197)
Accounts payable	1,397	4,579	(1,776)
Income and other taxes payable	2,180	480	(3,623)
Accrued expenses	(4,501)	(4,607)	338
Unearned franchise and development fees	(426)	928	(248)
Net cash provided by operating activities	101,008	92,581	103,826
Investing activities
Purchase of property and equipment	(29,319)	(31,125)	(33,538)
Purchase of investments	(229)	(549)	(1,187)
Proceeds from sale or maturity of investments	129	327	335
Loans issued	(3,492)	(2,637)	(11,635)
Repayments of loans issued	5,357	3,918	8,496
Acquisitions	-	-	(464)
Proceeds from divestitures of restaurants	-	1,397	830
Other	68	12	756
Net cash used in investing activities	(27,486)	(28,657)	(36,407)
Financing activities
Net repayments on line of credit facility	(47,511)	-	(24,500)
Net repayments from short-term debt - variable interest entities	-	-	(7,075)
Excess tax benefit on equity awards	741	359	1,035
Tax payments for restricted stock	(1,041)	-	-
Proceeds from exercise of stock options	14,042	6,410	9,830
Acquisition of Company common stock	(65,323)	(46,936)	(28,477)
Distributions to noncontrolling interests	(3,669)	(3,147)	(3,840)
Other	160	96	(27)
Net cash used in financing activities	(102,601)	(43,218)	(53,054)
Effect of exchange rate changes on cash and cash equivalents	92	62	176
Change in cash and cash equivalents	(28,987)	20,768	14,541
Cash and cash equivalents at beginning of year	46,225	25,457	10,916
Cash and cash equivalents at end of year	$17,238	$46,225	$25,457

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” currently in all 50 states, the District of Columbia, Puerto Rico and 33 countries. Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Papa John’s and its subsidiaries. Our financial results include BIBP Commodities, Inc. (“BIBP”), a variable interest entity (“VIE”) for which we are the primary beneficiary. The results of our Company-owned operations in Mexico and China are consolidated one month in arrears. The results of our inactive captive insurance subsidiary, RSC Insurance Services, Ltd. (“RSC”), are consolidated one quarter in arrears. All intercompany balances and transactions have been eliminated.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include allowance for doubtful accounts and notes receivable, intangible assets, insurance reserves and income tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

Revenue Recognition

Franchise fees are recognized when a franchised restaurant begins operations, at which time we have performed our obligations related to such fees. Fees received pursuant to development agreements which grant the right to develop franchised restaurants in future periods in specific geographic areas are deferred and recognized on a pro rata basis as franchised restaurants subject to the development agreements begin operations. Retail sales from Company-owned restaurants and franchise royalties, which are based on a percentage of franchise restaurant sales, are recognized as revenues when the products are delivered to or carried out by customers.

2.  Significant Accounting Policies (continued)

Domestic production and distribution revenues are comprised of food, promotional items and supplies sold to franchised restaurants located in the United States and are recognized as revenue upon shipment of the related products to the franchisees. Information services, including software maintenance fees, help desk fees and online ordering fees are recognized as revenue as related services are provided and are included in other sales. Insurance commissions are recognized as revenue over the term of the policy period and are included in other sales.

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

Investments

We determine the appropriate classification of investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Investments are comprised of cash equivalents. Such investments are designated for the purpose of funding insurance claim payments and are not available for general use.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (generally five to ten years for restaurant, commissary and other equipment, and 20 to 40 years for buildings and improvements). Leasehold improvements are amortized over the terms of the respective leases, including the first renewal period (generally five to ten years).

Depreciation expense was $31.9 million in 2011, $31.4 million in 2010 and $30.6 million in 2009.

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

Intangible Assets - Goodwill

In September 2011, the Financial Accounting Standards Board (“FASB”) approved Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment,” which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however, early adoption is permitted. We elected to early adopt the provisions of ASU 2011-08 in 2011.

ASU 2011-08 permits us to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the two-step quantitative goodwill impairment test, the fair value of the reporting unit is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.  Because market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the estimated fair values of our reporting units. The estimated fair value is based on an income approach, with an appropriate risk adjusted discount rate, and a market approach where appropriate. Significant assumptions inherent in the methodologies are employed and include such estimates as discount rates, growth rates and certain market transaction multiples.

In accordance with ASU 2011-08, we evaluate goodwill annually in the fourth quarter or whenever we identify certain triggering events or circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such tests are completed separately with respect to the goodwill of each of our reporting units.  Events or circumstances that might indicate an interim evaluation is warranted include, among other factors, unexpected adverse business conditions, macro and reporting unit specific economic factors (for example, worsening results in comparison to projections, commodity inflation, or loss of key personnel), unanticipated competitive activities, and acts by governments or courts.

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment.  During 2011, in connection with a restructuring of our components in our domestic Company-owned restaurant segment, changes were made in the discrete financial information that was made available to the segment manager of our domestic Company-owned restaurant segment, which resulted in the identification of new components in 2011. Additionally, because components meet the aggregation provision of Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” we now aggregate the components of our domestic Company-owned restaurant segment into one reporting unit. Prior to 2011, the components were treated as individual reporting units.

2.  Significant Accounting Policies (continued)

Under ASU 2011-08, companies can bypass the qualitative assessment and move directly to the quantitative assessment for any reporting unit in any period if management believes that it is more efficient or there is a risk of impairment. All companies can elect to resume performing the qualitative assessment in any subsequent period. We applied the qualitative assessment for our domestic Company-owned restaurants and China reporting units, which is included in our international reporting segment.  As a result of our qualitative analysis, we determined that it was more-likely-than-not that the fair value of our domestic Company-owned restaurants and China reporting units were greater than the carrying amounts.

With respect to the reporting unit for our subsidiary located in the United Kingdom (“PJUK”), which represents $14.8 million of goodwill as of December 25, 2011, we bypassed the qualitative assessment and performed the two-step quantitative goodwill impairment test, which indicated the fair value exceeded the carrying amount by 7%. The fair value was calculated using an income approach that projected net cash flow over a 10-year discrete period and a terminal value, which were discounted using appropriate rates.  The selected discount rate considers the risk and nature of our PJUK reporting unit’s cash flow and the rates of return market participants would require to invest their capital in the PJUK reporting unit. We believe our PJUK reporting unit will continue to improve its operating results through ongoing growth initiatives, by increasing Papa John's brand awareness in the United Kingdom, improving sales and profitability for individual franchised restaurants and increasing PJUK franchised net unit openings over the next several years. Future impairment charges could be required if adverse economic events occur in the United Kingdom.

Subsequent to completing our annual qualitative and quantitative goodwill impairment tests, no indications of impairment were identified.

Deferred Costs

We defer certain information systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related information systems project. Total costs deferred were approximately $1.5 million in 2011, $2.0 million in 2010 and $800,000 in 2009. The unamortized information systems development costs approximated $4.1 million and $3.6 million as of December 25, 2011 and December 26, 2010, respectively.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize.  As of December 25, 2011, we had a net deferred tax liability of $1.5 million.

2.  Significant Accounting Policies (continued)

Tax authorities periodically audit the Company. We record reserves for identified exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.  We recognized reductions of $1.9 million, $550,000 and $1.2 million in our income tax expense associated with the finalization of certain income tax issues in 2011, 2010 and 2009, respectively. See Note 13 for additional information.

Advertising and Related Costs

Advertising and related costs include the costs of domestic Company-owned restaurant activities such as mail coupons, door hangers and promotional items and contributions to Papa John’s Marketing Fund, Inc., an unconsolidated non-profit corporation (the “Marketing Fund”) and various local market cooperative advertising funds (“Co-op Funds”). Contributions by domestic Company-owned and franchised restaurants to the Marketing Fund and the Co-op Funds are based on an established percentage of monthly restaurant revenues. The Marketing Fund is responsible for developing and conducting marketing and advertising for the Papa John’s system. The Co-op Funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by the Marketing Fund. We recognize domestic Company-owned restaurant contributions to the Marketing Fund and the Co-op Funds in which we do not have a controlling interest in the period in which the contribution accrues. The assets of the Co-op Funds in which we possess majority voting rights, and thus control the cooperatives, are consolidated in other current assets in our consolidated balance sheets.

Foreign Currency Translation

The local currency is the functional currency for our foreign subsidiaries located in the United Kingdom, Mexico and China. Earnings and losses are translated into U.S. dollars using monthly average exchange rates, while balance sheet accounts are translated using year-end exchange rates. The resulting translation adjustments are included as a component of accumulated other comprehensive income (loss).

Stock-Based Compensation

Compensation expense for equity grants is estimated on the grant date, net of projected forfeitures. Stock options are valued using a Black-Scholes option pricing model. Our specific assumptions for estimating the fair value of options are included in Note 17. Restricted stock is valued based on the market price of the Company’s shares on the date of grant.

Fair Value Measurements and Disclosures

The Fair Value Measurements and Disclosures topic of the ASC requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

2.  Significant Accounting Policies (continued)

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 25, 2011 and December 26, 2010 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

December 25, 2011
Financial assets:
Investments	$1,704	$1,704	$-	$-
Cash surrender value of life insurance policies *	11,387	11,387	-	-
Interest rate swap	11	-	11	-

December 26, 2010
Financial assets:
Investments	$1,604	$1,604	$-	$-
Cash surrender value of life insurance policies *	12,455	12,455	-	-

Financial liabilities:
Interest rate swaps	313	-	313	-

* Represents life insurance held in our non-qualified deferred compensation plan.

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

We recognized income of $258,000 ($165,000 after tax) in 2011, $3.8 million ($2.4 million after tax) in 2010 and $2.2 million ($1.4 million after tax) in 2009, in accumulated other comprehensive income for the net change in fair value of our derivatives associated with our debt agreements. The ineffective portion of our hedge was $25,000 in 2010 and $40,000 in 2009 (none in 2011). Fair value is based on quoted market prices. See Note 7 for additional information on our debt and credit arrangements.

2.  Significant Accounting Policies (continued)

Earnings per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution for the years ended December 25, 2011, December 26, 2010 and December 27, 2009 are as follows (in thousands, except per share data):

	2011	2010	2009
Basic earnings per common share:
Net income, net of noncontrolling interests	$55,655	$51,940	$57,453
Weighted average shares outstanding	25,043	26,328	27,738
Basic earnings per common share	$2.22	$1.97	$2.07

Earnings per common share - assuming dilution:
Net income, net of noncontrolling interests	$55,655	$51,940	$57,453

Weighted average shares outstanding	25,043	26,328	27,738
Dilutive effect of outstanding equity awards	267	140	171
Diluted weighted average shares outstanding	25,310	26,468	27,909
Earnings per common share - assuming dilution	$2.20	$1.96	$2.06

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of earnings per common share – assuming dilution because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 273,000 in 2011, 1.5 million in 2010 and 1.4 million in 2009.

Noncontrolling interests

We report noncontrolling interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. Further, consolidated net income is required to be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the noncontrolling interest holder. Additionally, disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements of income attributable to the noncontrolling interest holder.

2.  Significant Accounting Policies (continued)

Papa John’s controlled two joint venture arrangements as of December 25, 2011, December 26, 2010 and December 27, 2009, which were as follows:

				Noncontrolling
	Restaurants as of	Restaurant	Papa John's	Interest
	December 25, 2011 *	Locations	Ownership *	Ownership *

Star Papa, LP	76	Texas	51%	49%
Colonel's Limited, LLC	52	Maryland and Virginia	70%	30%

*The ownership percentages for both joint ventures were the same for the years presented in the accompanying consolidated financial statements. There were 75 Star Papa, LP restaurants in 2010 and 2009 and 52 Colonel's Limited, LLC restaurants for all three years presented.

The income before income tax attributable to the joint ventures for the last three years is as follows:

	Year Ended
(In thousands)	2011	2010	2009

Papa John's International, Inc.	$6,184	$5,658	$6,171
Noncontrolling interests	3,732	3,485	3,756
Total income before income tax	$9,916	$9,143	$9,927

The noncontrolling interest holders’ equity in the joint venture arrangements totaled $8.6 million as of December 25, 2011 and $8.5 million as of December 26, 2010.

Modification of our Non-qualified Deferred Compensation Plan

During 2010, we modified the provisions of our non-qualified deferred compensation plan. Previously, participants who elected an investment in phantom Papa John’s stock were paid in cash upon settlement of their investment balance. Effective the first quarter of 2010, we began settling future distributions of the deemed investment balances in Papa John’s stock through the issuance of treasury stock. Accordingly, during 2010, we reclassified $2.0 million from other long-term liabilities to paid-in capital in the accompanying consolidated financial statements.

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  In accordance with the new guidance, an entity will no longer be permitted to present comprehensive income in its consolidated statements of stockholders’ equity. Instead, entities will be required to present components of comprehensive income in either one continuous financial statement with two sections, net income and comprehensive income, or in two separate but consecutive statements. This guidance will be required beginning with our first quarter of fiscal 2012. We do not expect the adoption of this ASU to have any impact on our operating results.

2.  Significant Accounting Policies (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including:

●	The reclassification of certain assets and liabilities between current and long-term in our consolidated balance sheet and consolidated statements of cash flows.
●	The reclassification of amounts related to our noncontrolling interests within our operating and financing activities in our consolidated statements of cash flows.

Segment Reporting Change

In 2011, the Company realigned management responsibility and financial reporting for Hawaii, Alaska and Canada from our international business segment to our domestic franchising segment in order to better leverage existing infrastructure and systems. As a result, we renamed the domestic franchising segment “North America franchising” in the first quarter of 2011. Certain prior year amounts have been reclassified in our consolidated statements of income, segment information and restaurant unit progression to conform to the current year presentation.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed. There were no subsequent events that required recognition or disclosure.

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

Consolidation of a VIE is required if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. The variable interest holder is also required to make disclosures about VIEs in which it has significant variable interest even when it is not required to consolidate.

3.  Accounting for Variable Interest Entities (continued)

Through February 2011, we had a purchasing agreement with BIBP, a special-purpose entity formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP was an independent, franchisee-owned corporation. BIBP purchased cheese at the market price and sold it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sold cheese to Papa John’s restaurants (both Company-owned and franchised) at a set price. PJFS purchased $25.1 million for the three months ended March 27, 2011 and $153.0 million and $142.4 million of cheese from BIBP during 2010 and 2009, respectively.

Prior to the termination of the purchasing agreement with BIBP, we recognized the operating losses generated by BIBP when BIBP’s shareholders’ equity was in a net deficit position. Further, we recognized the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. Prior to ceasing operating activities, BIBP operated at breakeven for the three months ended March 27, 2011. We recognized pre-tax income of $21.0 million ($13.5 million net of tax, or $0.51 per diluted share) in 2010 and pre-tax income of $22.5 million ($14.6 million net of tax, or $0.52 per diluted share) in 2009, reflecting BIBP’s operating income (losses), net of BIBP’s shareholders’ equity.

BIBP had an accumulated deficit (representing prior purchases of cheese by PJFS from BIBP at below market prices) of $14.2 million at December 26, 2010. PJFS agreed to pay BIBP the amount equal to the accumulated deficit at December 26, 2010. Accordingly, BIBP recorded a decrease of $14.2 million in cost of sales and PJFS recorded a corresponding increase in cost of sales. This transaction did not have any impact on our 2010 consolidated income statement results since both PJFS and BIBP are fully consolidated.

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

4.  Acquisitions

The Company acquired 11 restaurants in Florida in 2009 at a purchase price of $2.8 million, which was comprised of a cash payment of approximately $460,000 and the cancellation of a $2.3 million note owed to us. We recorded goodwill of $1.5 million associated with this acquisition. The business combination was accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial statements. The goodwill associated with the above-mentioned acquisition was eligible for deduction over 15 years under U.S. tax regulations.

There were no significant acquisitions during 2011 and 2010.

5.  Goodwill

The following summarizes changes to the Company’s goodwill, by reporting segment (in thousands):

	Domestic Company- owned Restaurants	International *	All Others	Total

Balance as of December 27, 2009	$55,260	$19,370	$436	$75,066
Foreign currency adjustments	-	(369)	-	(369)
Balance as of December 26, 2010	55,260	19,001	436	74,697
Foreign currency adjustments	-	388	-	388
Balance as of December 25, 2011	$55,260	$19,389	$436	$75,085

*	The international goodwill balances for all years presented are net of accumulated impairment of $2.3 million associated with our PJUK reporting unit.

Starting in 2011 the Company elected to early adopt the provisions of ASU 2011-08 with respect to our domestic Company-owned restaurants and China reporting unit, which is included in our international reporting segment, while we performed the quantitative goodwill impairment test for our PJUK reporting unit. For our 2010 and 2009 annual goodwill impairment assessments the Company performed the quantitative goodwill impairment test for all reporting units. Upon completion of our goodwill impairment tests in 2011, 2010 and 2009, no impairment charges were recorded. See Notes 4 and 6 for discussions of acquisitions and dispositions of Company-owned restaurants.

6.  Restaurant Impairment and Dispositions

The following table summarizes restaurant impairment and disposition losses (gains) included in other general expenses in the accompanying consolidated statements of income during 2011, 2010 and 2009 (in thousands):

	2011	2010	2009

Net book value of divested restaurants	$-	$2,828	$659

Cash proceeds received	-	1,397	830
Fair value of notes receivable (1)	-	1,431	312
Total consideration at fair value (1)	-	2,828	1,142
Gain on restaurants sold	-	-	(483)

(Gain) loss on domestic restaurant closures	(203)	95	1,140
Adjustment to long-lived asset impairment reserves	117	158	-
Total restaurant impairment and disposition (gains) losses	$(86)	$253	$657

(1)
We sold 12 Company-owned restaurants to franchisees in 2010 and 2009. As a part of the agreements to sell the restaurants, we received notes receivable totaling $1.4 million in 2010 and $500,000 (fair value of $312,000) in 2009.

7. Debt and Credit Arrangements

Debt and credit arrangements consist of the following (in thousands):

	2011	2010

Revolving line of credit	$51,489	$99,000
Other	-	17
Total long-term debt	$51,489	$99,017

In September 2010, we entered into a five-year, $175.0 million unsecured Revolving Credit Facility (“New Credit Facility”) that replaced a $175.0 million unsecured Revolving Credit Facility (“Old Credit Facility”). The New Credit Facility was amended in November 2011 (the “Amended Credit Facility”), which extended the maturity date of the New Credit Facility to November 30, 2016. Under the Amended Credit Facility, outstanding balances are charged interest at 75 basis points to 150 basis points over LIBOR or other bank developed rates at our option (previously charged 100 basis points to 175 basis points above LIBOR). Outstanding balances under the Old Credit Facility were charged interest at 50 to 100 basis points over LIBOR or other bank developed rates, at our option. The remaining availability under the Amended Credit Facility, reduced for certain outstanding letters of credit, approximated $109.5 million as of December 25, 2011. The fair value of the outstanding debt approximates the carrying value since the debt agreements are variable-rate instruments.

The New Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At December 25, 2011 we were in compliance with these covenants.

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

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap are accounted for as adjustments to interest expense.

7. Debt and Credit Arrangements (continued)

The following tables provide information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

Fair Values of Derivative Instruments

Derivatives designated as hedging instruments:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value Dec. 25, 2011	Balance Sheet Location	Fair Value Dec. 26, 2010

Interest rate swaps	Other long-term assets	$11	Other long-term liabilities	$313

There were no derivatives that were not designated as hedging instruments under the provisions of the ASC topic, Derivatives and Hedging.

Effect of Derivative Instruments on the Consolidated Financial Statements

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)*

Interest rate swaps:

2011	$165	Interest expense	$(341)	Interest expense	$65
2010	$2,404	Interest expense	$(4,131)	Interest expense	$(25)
2009	$1,388	Interest expense	$(4,037)	Interest expense	$(40)

*A portion of our second interest rate swap became over-hedged in 2009 since the outstanding debt balance associated with this swap was $49 million (floating rate debt of the swap was $50 million).

The weighted average interest rates for the credit facilities, including the impact of the previously mentioned swap agreements, were 1.9%, 5.2% and 4.8% in fiscal 2011, 2010 and 2009, respectively. Interest paid, including payments made or received under the swaps, was $1.6 million in 2011, $5.4 million in 2010 and $5.5 million in 2009.

8.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2011	2010
Land	$32,735	$32,701
Buildings and improvements	85,907	84,960
Leasehold improvements	90,855	85,230
Equipment and other	235,821	218,650
Construction in progress	5,159	4,599
Total property and equipment	450,477	426,140
Less accumulated depreciation and amortization	(265,345)	(239,546)
Net property and equipment	$185,132	$186,594

9.  Notes Receivable

Selected franchisees have borrowed funds from our wholly-owned subsidiary, Capital Delivery, Ltd., principally for use in the acquisition, construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. Loans outstanding were approximately $15.7 million and $17.4 million on a consolidated basis as of December 25, 2011 and December 26, 2010, respectively, net of allowance for doubtful accounts.

Notes receivable bear interest at fixed or floating rates (with an average stated rate of 5.8% at December 25, 2011), and are generally secured by the assets of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans approximate fair value. Interest income recorded on franchisee loans was approximately $665,000 in 2011, $794,000 in 2010 and $535,000 in 2009 and is reported in investment income in the accompanying consolidated statements of income.

Based on our review of certain borrowers’ economic performance and underlying collateral value, we established allowances of $5.9 million and $10.0 million as of December 25, 2011 and December 26, 2010, respectively, for potentially uncollectible notes receivable. The following summarizes changes in our notes receivable allowance for doubtful accounts (in thousands):

Balance as of December 27, 2009	$10,858
Recovered from costs and expenses	(433)
Deductions, including notes written off	(474)
Balance as of December 26, 2010	9,951
Recovered from costs and expenses	(35)
Deductions, including notes written off	(4,011)
Balance as of December 25, 2011	$5,905

10. Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees are self-insured up to certain individual and aggregate reinsurance levels. Losses are accrued based upon undiscounted estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company. Our estimated corporate insurance reserves totaled $19.3 million in 2011 and $19.0 million in 2010.

We are a party to standby letters of credit with off-balance sheet risk associated with our insurance programs. The total amount committed under letters of credit for these programs was $14.4 million at December 25, 2011.

11.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2011	2010
Salaries, benefits and bonuses	$13,982	$13,337
Self-insurance reserves, current	9,215	8,834
Rent	6,242	6,083
Purchases	4,764	4,826
Consulting and professional fees	1,911	1,974
Utilities	1,420	1,557
Customer loyalty program	1,339	200
Marketing	635	1,192
Other	3,300	4,822
Total	$42,808	$42,825

12.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	2011	2010
Deferred compensation plan	$10,793	$10,478
Self-insurance reserves	10,063	10,153
Income tax reserves	3,597	4,351
Captive insurance claims loss reserves	817	1,027
Interest rate swaps	-	313
Other	341	282
Total	$25,611	$26,604

13.  Income Taxes

A summary of the provision for income taxes follows (in thousands):

	2011	2010	2009
Current:
Federal	$14,383	$19,049	$18,551
Foreign	1,273	1,171	904
State and local *	850	2,083	2,061
Deferred (federal and state)	10,382	4,553	7,469
Total	$26,888	$26,856	$28,985

*	The decrease in state and local tax expense is due to the lapse of statute of limitations and a reduction in the state effective tax rate.

Significant deferred tax assets (liabilities) follow (in thousands):

	2011	2010
Unearned development fees	$2,249	$2,392
Accrued liabilities	14,897	14,647
Other assets and liabilities	7,294	10,920
Stock options	5,091	6,291
Other	-	144
Foreign net operating losses	7,474	8,123
Valuation allowance on foreign net
operating losses	(7,474)	(8,123)
Total deferred tax assets	29,531	34,394

Deferred expenses	(3,497)	(2,497)
Accelerated depreciation	(13,477)	(10,192)
Goodwill	(10,426)	(8,506)
Other	(3,642)	(3,893)
Total deferred tax liabilities	(31,042)	(25,088)
Net deferred tax (liability) asset	$(1,511)	$9,306

The Company had approximately $28.8 million and $27.8 million of foreign tax net operating loss carryovers as of December 25, 2011 and December 26, 2010, respectively, for which a full valuation allowance has been provided. A substantial majority of our foreign tax net operating losses do not have an expiration date.

13.  Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 25, 2011, December 26, 2010 and December 27, 2009 is as follows in both dollars and as a percentage of income before income taxes ($ in thousands):

	2011		2010		2009
	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate
Tax at U.S. federal statutory rate	$30,197	35.0%	$28,798	35.0%	$31,568	35.0%
State and local income taxes	1,702	2.0%	1,896	2.3%	2,037	2.2%
Foreign income taxes	1,273	1.5%	1,171	1.4%	904	1.0%
Settlement of certain tax issues	(1,912)	(2.2%)	(550)	(0.7%)	(1,238)	(1.4%)
Income of consolidated partnerships
attributable to noncontrolling interests	(1,379)	(1.6%)	(1,297)	(1.6%)	(1,397)	(1.5%)
Non-qualified deferred compensation
plan loss (income)	153	0.2%	(434)	(0.5%)	(803)	(0.9%)
Tax credits and other	(3,146)	(3.7%)	(2,728)	(3.3%)	(2,086)	(2.3%)
Total	$26,888	31.2%	$26,856	32.6%	$28,985	32.1%

Income taxes paid were $15.6 million in 2011, $21.7 million in 2010 and $24.8 million in 2009.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The Company is currently undergoing examinations by various tax authorities. The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $377,000 during the next 12 months.

A reconciliation of the beginning and ending liability for unrecognized state tax benefits is as follows (in thousands):

Balance at December 27, 2009	$3,595
Reductions for lapse of statute of limitations	(264)
Balance at December 26, 2010	3,331
Reductions for tax positions of prior years	(95)
Reductions for lapse of statute of limitations	(248)
Balance at December 25, 2011	$2,988

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a part of income tax expense. The Company’s 2011 and 2010 income tax expense includes interest benefits of $368,000 and $145,000, respectively. The Company has accrued approximately $985,000 and $1.4 million for the payment of interest and penalties as of December 25, 2011 and December 26, 2010, respectively.

14.  Related Party Transactions

Certain of our officers and directors own equity interests in entities that franchise restaurants. Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties, the Marketing Fund and Papa Card, Inc. (in thousands):

	2011	2010	2009
Revenues from affiliates:
Commissary sales	$22,132	$19,137	$17,625
Other sales	2,352	1,961	2,284
Franchise royalties	3,579	3,192	2,514
Franchise and development fees	15	-	50
Total	$28,078	$24,290	$22,473

Other income from affiliates	$-	$-	$57
Accounts receivable - affiliates	$682	$624	$648

We paid $1.0 million in 2011, $443,000 in 2010 and $755,000 in 2009 for charter aircraft services provided by an entity owned by our Founder, Chairman and Chief Executive Officer.

We contributed $6.0 million in 2010 and $7.7 million in 2009 to the Marketing Fund as discretionary advertising contributions (none in 2011).

See Note 3 for information related to our purchasing agreement with BIBP.

15.  Commitments and Contingencies

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. PJUK, our subsidiary located in the United Kingdom, leases certain retail space, which is primarily subleased to our franchisees. We also lease the tractors and trailers used by our distribution subsidiary, PJFS, for an average period of eight years. Total lease expense was $25.7 million in 2011, $24.5 million in 2010 and $24.2 million in 2009, net of sublease payments received.

We subleased certain sites to our Papa John’s franchisees located in the United Kingdom in 2011, 2010 and 2009 and received payments of $3.7 million, $3.1 million and $2.9 million, respectively, which are netted with international operating expenses.

15.  Commitments and Contingencies (continued)

Future gross lease costs, future expected sublease payments and net lease costs as of December 25, 2011, are as follows (in thousands):

		Future
		Expected
	Gross Lease	Sublease	Net Lease
Year	Costs	Payments	Costs
2012	$29,760	$3,675	$26,085
2013	26,430	3,583	22,847
2014	22,394	3,330	19,064
2015	17,703	3,068	14,635
2016	12,853	2,777	10,076
Thereafter	29,703	15,653	14,050
Total	$138,843	$32,086	$106,757

In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment under approximately 40 lease arrangements, primarily associated with Perfect Pizza restaurant sites for which the Perfect Pizza franchisor is primarily liable. As the initial party to the lease agreements, we are liable to the extent the primary obligor does not satisfy its payment obligations. The leases have varying terms, the latest of which expires in 2017, with most expiring by the end of 2014. As of December 25, 2011, the estimated maximum amount of undiscounted rental payments we would be required to make in the event of non-payment under all such leases was approximately $2.5 million, excluding the $832,000 charge discussed below.

On August 1, 2011 the High Court of Justice Chancery Division, Birmingham District Registry entered an order placing Perfect Pizza in administration, thereby providing Perfect Pizza with protection from its creditors in accordance with UK insolvency law. On the same date, the administrators entered into an agreement to sell substantially all of the business and assets of Perfect Pizza. In accordance with the terms of the agreement, the buyer has an option period up to nine months to determine which Perfect Pizza leases they will assume.

The buyer is continuing to assess most restaurant leases but has identified certain leases that will not be assumed. Accordingly, for the year ended December 25, 2011, we recorded an expense of $832,000 in other general expenses in the accompanying consolidated statements of income, representing the remaining rentals, taxes and insurance related to these specific leases. Given the uncertainty of the remaining restaurant locations, we are unable to reasonably estimate any potential additional liability for those locations and therefore, no amount has been recorded in the consolidated financial statements as of December 25, 2011 with respect to the remaining restaurant locations.

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

16.  Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $925.0 million of common stock through December 31, 2012, of which $71.5 million remained available for repurchase at December 25, 2011. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

Subsequent to year-end (through February 14, 2012), we acquired an additional 60,000 shares at an aggregate cost of $2.2 million. As of February 14, 2012, approximately $69.3 million remained available for repurchase of common stock under this authorization.

17.  Equity Compensation

We award stock options and restricted stock from time to time under the Papa John’s International, Inc. 2011 Omnibus Incentive Plan and other such agreements as may arise. There are approximately 4.8 million shares of common stock authorized for issuance and remaining available under the 2011 Omnibus Incentive Plan as of December 25, 2011, which includes 2.0 million shares transferred from the Papa John’s International, Inc. 2008 Omnibus Incentive Plan. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options outstanding as of December 25, 2011 generally expire five years from the date of grant and vest over a 24- or 36-month period.

We recorded stock-based employee compensation expense of $6.7 million in 2011, $6.1 million in 2010 and $5.8 million in 2009. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.2 million in 2011, $2.2 million in 2010 and $2.1 million in 2009. At December 25, 2011, there was $5.5 million of unrecognized compensation cost related to nonvested option awards and restricted stock, of which the Company expects to recognize $3.8 million in 2012, $1.5 million in 2013 and $200,000 in 2014.

Stock Options

Options exercised included 572,000 shares in 2011, 356,000 shares in 2010 and 612,000 shares in 2009. The total intrinsic value of the options exercised during 2011, 2010 and 2009 was $4.6 million, $2.6 million and $4.3 million, respectively. Cash received upon the exercise of stock options was $14.0 million, $6.4 million and $9.8 million during 2011, 2010 and 2009, respectively, and the related tax benefits realized were approximately $1.7 million, $943,000 and $1.5 million during the corresponding periods.

17.  Equity Compensation (continued)

Information pertaining to option activity during 2011 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 26, 2010	1,931	$26.80
Granted	403	29.09
Exercised	(572)	24.56
Cancelled	(334)	31.74
Outstanding at December 25, 2011	1,428	$27.19	2.63	$15,259
Vested or expected to vest at December 25, 2011	1,396	$27.04	2.69	$14,919
Exercisable at December 25, 2011	791	$26.40	1.77	$9,077

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2011, 2010 and 2009:

	2011	2010	2009

Assumptions (weighted average):
Risk-free interest rate	1.5%	1.8%	1.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.41	0.43	0.41
Expected term (in years)	3.7	3.7	3.7

The risk-free interest rate for the periods within the contractual life of an option is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated volatility is based on the historical volatility of our stock and other factors. The expected term of options represents the period of time that options granted are expected to be outstanding.

The weighted average grant-date fair values of options granted during 2011, 2010 and 2009 was $9.50, $9.13 and $7.26, respectively. The Company granted 403,000, 445,000 and 997,000 options in 2011, 2010 and 2009, respectively.

Restricted Stock

In 2011, 2010 and 2009, we granted shares of restricted stock that were 100% time-based and have a three-year graded vesting schedule. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. Prior to 2009, we granted performance-based restricted stock, which vested based on the achievement of compounded annual growth rate (CAGR) of consolidated income, as defined. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date.

17.  Equity Compensation (continued)

Information pertaining to restricted stock activity during 2011, 2010 and 2009 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Total as of December 28, 2008	283	$29.84
Granted	108	26.54
Forfeited	(121)	30.03
Total as of December 27, 2009	270	28.34
Granted	171	27.13
Forfeited	(123)	30.77
Vested	(34)	26.40
Total as of December 26, 2010	284	26.62
Granted	160	29.07
Forfeited	(78)	26.99
Vested	(116)	27.27
Total as of December 25, 2011	250	$28.19

18.  Employee Benefit Plans

We have established the Papa John’s International, Inc. 401(k) Plan (the “401(k) Plan”), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. At our discretion, we contributed a matching payment of 1.5% in 2011 and 2.1% in 2009 (no match in 2010) of a participating employee’s earnings, which is subject to vesting based on an employee’s length of service with us. Costs of the 401(k) Plan recognized in 2011 and 2009 were $550,000 and $800,000, respectively (none in 2010).

In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in other long-term assets ($11.4 million and $12.5 million at December 25, 2011 and December 26, 2010, respectively) and the associated liabilities ($10.8 million and $10.5 million at December 25, 2011 and December 26, 2010, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets.

Most administrative costs of the 401(k) Plan and the non-qualified deferred compensation plan are paid by the Company and are not significant.

PJUK, the Company’s United Kingdom subsidiary, provided a pension plan that was frozen in 1999. There are approximately 20 participants in the PJUK pension plan. The Company recorded expense of $268,000, $258,000 and $260,000 associated with the pension plan for the fiscal years ended 2011, 2010 and 2009, respectively. The pension plan was fully funded at December 25, 2011.

19.  Segment Information

We have defined six reportable segments: domestic Company-owned restaurants, domestic commissaries, North America franchising, international operations, variable interest entities (“VIEs”) and “all other” units.

The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings, dessert pizza and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. BIBP, which operated through February 2011, was a VIE in which we were deemed the primary beneficiary, as defined in Note 3, and is the only activity reflected in the VIE segment. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our online and other technology-based ordering platforms.

Generally, we evaluate performance and allocate resources based on profit or loss from operations before income taxes and eliminations. Certain administrative and capital costs are allocated to segments based upon predetermined rates or actual estimated resource usage. We account for intercompany sales and transfers as if the sales or transfers were to third parties and eliminate the activity in consolidation.

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

As previously noted, beginning in 2011, we realigned management responsibility for Hawaii, Alaska and Canada from the international segment to the domestic franchising segment in order to better leverage existing infrastructure and systems. As a result, we renamed the domestic franchising segment “North America franchising” in the first quarter of 2011. The prior year data has been reclassified from the international segment to the North America franchising segment to conform to the current year presentation.

19.  Segment Information (continued)

Our segment information is as follows:

(in thousands)	2011	2010	2009

Revenues from external customers:
Domestic Company-owned restaurants	$525,841	$503,272	$503,818
Domestic commissaries	508,155	454,506	417,689
North America franchising	74,416	70,241	62,995
International	58,558	46,427	40,003
All others	50,912	51,951	54,045
Total revenues from external customers	$1,217,882	$1,126,397	$1,078,550

Intersegment revenues:
Domestic commissaries	$151,423	$135,005	$133,999
North America franchising	2,163	2,045	2,019
International	215	909	1,093
Variable interest entities (1)	25,117	153,014	142,407
All others	10,468	12,061	11,751
Total intersegment revenues	$189,386	$303,034	$291,269

Depreciation and amortization:
Domestic Company-owned restaurants	$12,965	$13,155	$12,993
Domestic commissaries	4,633	4,522	4,819
International	2,398	2,368	2,207
All others	4,663	3,489	2,743
Unallocated corporate expenses	8,022	8,873	8,684
Total depreciation and amortization	$32,681	$32,407	$31,446

Income (loss) before income taxes:
Domestic Company-owned restaurants	$28,980	$31,619	$34,894
Domestic commissaries	30,532	14,188	29,393
North America franchising	66,222	62,229	55,008
International	(165)	(4,771)	(4,368)
Variable interest entities (2)	-	20,954	22,543
All others	(441)	1,847	2,697
Unallocated corporate expenses	(38,243)	(43,266)	(49,755)
Elimination of intersegment profits	(610)	(519)	(218)
Total income before income taxes	$86,275	$82,281	$90,194

19.  Segment Information (continued)

(in thousands)	2011	2010	2009

Property and equipment:
Domestic Company-owned restaurants	$176,506	$165,434	$158,884
Domestic commissaries	85,714	82,162	80,180
International	17,413	17,574	16,587
All others	38,746	33,786	25,526
Unallocated corporate assets	132,098	127,184	120,885
Accumulated depreciation and amortization	(265,345)	(239,546)	(214,091)
Net property and equipment	$185,132	$186,594	$187,971

Expenditures for property and equipment:
Domestic Company-owned restaurants	$14,094	$9,124	$8,300
Domestic commissaries	5,612	2,795	6,029
International	1,733	4,835	7,277
All others	1,792	8,151	313
Unallocated corporate	6,088	6,220	11,619
Total expenditures for property and equipment	$29,319	$31,125	$33,538

(1)	The intersegment revenues for variable interest entities of $25.1 million in 2011, $153.0 million in 2010 and $142.4 million in 2009 are attributable to BIBP.
(2)
Represents BIBP’s operating income, net of noncontrolling interest income, for each year. The 2010 operating income for BIBP includes a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit.

20.  Quarterly Data - Unaudited, in Thousands, except Per Share Data

Our quarterly financial data is as follows:

	Quarter
2011	1st	2nd	3rd	4th
Total revenues	$312,467	$293,534	$305,668	$306,213
Operating income	27,211	19,155	16,958	23,693
Net income	16,427	12,124	11,123	15,981
Basic earnings per common share	$0.64	$0.48	$0.45	$0.66
Earnings per common share - assuming dilution	$0.64	$0.47	$0.44	$0.65

	Quarter
2010	1st	2nd	3rd	4th
Total revenues	$285,786	$280,647	$273,126	$286,838
Operating income (1)	27,942	22,799	13,783	22,220
Net income (1)	16,875	13,192	7,848	14,025
Basic earnings per common share (1)	$0.62	$0.49	$0.30	$0.55
Earnings per common share - assuming dilution (1)	$0.62	$0.49	$0.30	$0.55

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

Item 9A.  Controls and Procedures (continued)

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 25, 2011 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 25, 2011 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved
by security holders	1,427,741	$27.19	4,764,517
Equity compensation plans not
approved by security holders *	89,229
Total	1,516,970	$27.19	4,764,517

*	Represents shares of common stock issuable pursuant to the non-qualified deferred compensation plan. The weighted average exercise price (column b) does not include any assumed price for issuance of shares pursuant to the non-qualified deferred compensation plan.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)    Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

●	Reports of Independent Registered Public Accounting Firm
●	Consolidated Statements of Income for the years ended December 25, 2011, December 26, 2010 and December 27, 2009
●	Consolidated Balance Sheets as of December 25, 2011 and December 26, 2010
●	Consolidated Statements of Stockholders’ Equity for the years ended December 25, 2011, December 26, 2010 and December 27, 2009
●	Consolidated Statements of Cash Flows for the years ended December 25, 2011, December 26, 2010 and December 27, 2009
●	Notes to Consolidated Financial Statements

(a)(2)     Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year
(in thousands)

Fiscal year ended December 25, 2011:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$2,795	$1,072	$(833)	(2)	$3,034
Reserve for uncollectible accounts receivable - affiliates	-	-	-		-
Reserve for franchisee notes receivable	9,951	(35)	(4,011)	(2)	5,905
Valuation allowance on foreign net operating losses	8,123	(649)	-		7,474
	$20,869	$388	$(4,844)		$16,413
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$310	$(155)	$(66)	(1)	$89

Fiscal year ended December 26, 2010:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$2,791	$1,350	$(1,346)	(2)	$2,795
Reserve for uncollectible accounts receivable - affiliates	-	-	-		-
Reserve for franchisee notes receivable	10,858	(433)	(474)	(2)	9,951
Valuation allowance on foreign net operating losses	7,158	965	-		8,123
	$20,807	$1,882	$(1,820)		$20,869
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$525	$(84)	$(131)	(1)	$310

Fiscal year ended December 27, 2009:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$3,003	$1,452	$(1,664)	(2)	$2,791
Reserve for uncollectible accounts receivable - affiliates	-	-	-		-
Reserve for franchisee notes receivable	9,265	790	803	(2)	10,858
Valuation allowance on foreign net operating losses	7,203	(45)	-		7,158
	$19,471	$2,197	$(861)		$20,807
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$454	$284	$(213)	(1)	$525

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

Date: February 21, 2012		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ John H. Schnatter
John H. Schnatter Founder, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Chairman and	February 21, 2012
John H. Schnatter	Chief Executive Officer
(Principal Executive Officer)

/s/ Norborne P. Cole, Jr.	Director	February 21, 2012
Norborne P. Cole, Jr.

/s/ Philip Guarascio	Director	February 21, 2012
Philip Guarascio

/s/ Olivia F. Kirtley	Director	February 21, 2012
Olivia F. Kirtley

/s/ Wade S. Oney	Director	February 21, 2012
Wade S. Oney

/s/ Mark S. Shapiro	Director	February 21, 2012
Mark S. Shapiro

/s/ William M. Street	Director	February 21, 2012
William M. Street

/s/ W. Kent Taylor	Director	February 21, 2012
W. Kent Taylor

/s/ Lance F. Tucker	Senior Vice President, Chief	February 21, 2012
Lance F. Tucker	Financial Officer and Treasurer
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

10.1*
Papa John’s International, Inc. Deferred Compensation Plan, as amended through January 25, 2010. Exhibit 10.1 to our report on Form 10-K for the fiscal year ended December 26, 2010 is incorporated herein by reference.

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

10.4*	Papa John’s International, Inc. 2008 Omnibus Incentive Plan. Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-150762) dated May 5, 2008 is incorporated herein by reference.

10.5*	Papa John’s International, Inc. 2011 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 3, 2011 is incorporated herein by reference.

10.6*	Agreement for Service as Chairman between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on August 15, 2007 is incorporated herein by reference.

10.7*	Agreement for Service as Founder between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on August 15, 2007 is incorporated herein by reference.

10.8*
Amendment and Restated Exclusive License Agreement between John H. Schnatter and Papa John’s International, Inc.  Exhibit 10.1 to our report on Form 8-K as filed on May 19, 2008 is incorporated herein by reference.

10.9*	Agreement and Release between J. David Flanery and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K/A filed on March 25, 2011 is incorporated herein by reference.

10.10*	Agreement and Release between J. Jude Thompson and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on April 15, 2011 is incorporated herein by reference.

10.11
Conformed Copy through Fourth Amendment, As of December 19, 2007, of the Promissory Note by BIBP Commodities, Inc.  Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 is incorporated herein by reference.

10.12
Fifth Amendments, As of July 31, 2008, of the Secured Loan Agreement, by and between BIBP Commodities, Inc. and Capital Delivery, Ltd. and of the Promissory Note by BIBP Commodities, Inc.  Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2008 is incorporated herein by reference.

10.13
$175,000,000 Revolving Credit Facility by and among Papa John’s International, Inc., the Guarantors party thereto, RSC Insurance Services, Ltd., a Bermuda company, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, U.S. Bank, National Association, as Co-Documentation Agent, Bank of America, N.A., as Co-Documentation Agent, Fifth Third Bank, as Co-Documentation Agent, PNC Capital Markets LLC, as Joint Lead Arranger and as Joint Bookrunner, and J.P. Morgan Securities LLC, as Joint Lead Arranger and as Joint Bookrunner dated September 2, 2010. Exhibit 10.1 to our report on Form 8-K as filed on September 9, 2010 is incorporated by reference.

10.14
First Amendment to Credit Agreement by and among Papa John’s International, Inc. the Guarantors party thereto, RSC Insurance Services, Ltd., a Bermuda company, PNC Bank, National Association, as a Bank and as Administrative Agent, JPMorgan Chase Bank, N.A., as a Bank and as Syndication Agent, Bank of America, N.A., as a Bank and as Co-Documentation Agent, Fifth Third Bank, as a Bank and as Co-Documentation Agent, U.S. Bank, National Association, as a Bank and as Co-Documentation Agent, and Branch Banking and Trust Company, as a Bank, dated November 30, 2011. Exhibit 10.1 to our report on Form 8-K filed December 1, 2011 is incorporated by reference.

10.15
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

101
Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 25, 2011, filed on February 21, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

__________________	__________________
       *Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.