Form 10-Q
period 2012-03-25
PAPA JOHNS INTERNATIONAL INC
filed 2012-05-01
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 25, 2012

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

At April 25, 2012, there were outstanding 23,822,608 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)	March 25, 2012	December 25, 2011
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$45,112	$18,942
Accounts receivable, net	30,251	28,169
Notes receivable, net	4,278	4,221
Inventories	18,969	20,091
Prepaid expenses	9,395	10,210
Other current assets	4,342	3,522
Deferred income taxes	6,858	7,636
Total current assets	119,205	92,791
Property and equipment, net	184,167	185,132
Notes receivable, less current portion, net	11,498	11,502
Goodwill	75,328	75,085
Other assets	26,407	25,872
Total assets	$416,605	$390,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,953	$32,966
Income and other taxes payable	13,819	3,969
Accrued expenses and other current liabilities	46,468	44,198
Total current liabilities	95,240	81,133
Deferred revenue	8,478	4,780
Long-term debt	50,000	51,489
Other long-term liabilities	23,795	22,014
Long-term accrued income taxes	3,993	3,597
Deferred income taxes	7,264	9,147
Stockholders’ equity:
Preferred stock	-	-
Common stock	368	367
Additional paid-in capital	266,783	262,456
Accumulated other comprehensive income	2,060	1,849
Retained earnings	315,551	298,807
Treasury stock	(366,822)	(353,826)
Total stockholders' equity, net of noncontrolling interests	217,940	209,653
Noncontrolling interests in subsidiaries	9,895	8,569
Total stockholders’ equity	227,835	218,222
Total liabilities and stockholders’ equity	$416,605	$390,382

Note: The balance sheet at December 25, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
 Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 25, 2012	March 27, 2011
North America revenues:
Domestic Company-owned restaurant sales	$143,815	$138,671
Franchise royalties	20,518	19,731
Franchise and development fees	222	185
Domestic commissary sales	137,610	127,672
Other sales	12,258	13,447
International revenues:
Royalties and franchise and development fees	4,486	3,762
Restaurant and commissary sales	12,367	8,999
Total revenues	331,276	312,467
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	32,456	32,100
Salaries and benefits	38,813	37,649
Advertising and related costs	12,699	12,789
Occupancy costs	7,898	7,869
Other operating expenses	20,418	19,915
Total domestic Company-owned restaurant expenses	112,284	110,322
Domestic commissary and other expenses:
Cost of sales	112,838	106,443
Salaries and benefits	9,003	9,011
Other operating expenses	14,306	13,585
Total domestic commissary and other expenses	136,147	129,039
International operating expenses	10,392	7,728
General and administrative expenses	31,596	29,074
Other general expenses	5,674	781
Depreciation and amortization	7,927	8,312
Total costs and expenses	304,020	285,256
Operating income	27,256	27,211
Investment income	170	177
Interest expense	(288)	(608)
Income before income taxes	27,138	26,780
Income tax expense	9,068	9,231
Net income, including noncontrolling interests	18,070	17,549
Net income attributable to noncontrolling interests	(1,326)	(1,122)
Net income, net of noncontrolling interests	$16,744	$16,427

Basic earnings per common share	$0.70	$0.64
Earnings per common share - assuming dilution	$0.69	$0.64

Basic weighted average shares outstanding	24,053	25,484
Diluted weighted average shares outstanding	24,438	25,757

Comprehensive income	$18,281	$18,822

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Papa John's International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders'
(In thousands)	Outstanding	Stock	Capital	Income	Earnings	Stock	Subsidiaries	Equity

Balance at December 26, 2010	25,439	$361	$245,380	$849	$243,152	$(291,048)	$8,506	$207,200
Net income	-	-	-	-	16,427	-	1,122	17,549
Other comprehensive income	-	-	-	1,273	-	-	-	1,273
Exercise of stock options	63	1	1,313	-	-	-	-	1,314
Tax effect of equity awards	-	-	31	-	-	-	-	31
Acquisition of Company
common stock	(143)	-	-	-	-	(4,119)	-	(4,119)
Net contributions (distributions) -
noncontrolling interests	-	-	-	-	-	-	(1,729)	(1,729)
Stock-based compensation expense	-	-	1,795	-	-	-	-	1,795
Other	-	-	(50)	-	-	152	-	102
Balance at March 27, 2011	25,359	$362	$248,469	$2,122	$259,579	$(295,015)	$7,899	$223,416

Balance at December 25, 2011	24,019	$367	$262,456	$1,849	$298,807	$(353,826)	$8,569	$218,222
Net income	-	-	-	-	16,744	-	1,326	18,070
Other comprehensive income	-	-	-	211	-	-	-	211
Exercise of stock options	116	1	3,727	-	-	-	-	3,728
Tax effect of equity awards	-	-	(351)	-	-	-	-	(351)
Acquisition of Company
common stock	(372)	-	-	-	-	(13,820)	-	(13,820)
Stock-based compensation expense	-	-	1,694	-	-	-	-	1,694
Issuance of restricted stock	30	-	(591)	-	-	591	-	-
Other	-	-	(152)	-	-	233	-	81
Balance at March 25, 2012	23,793	$368	$266,783	$2,060	$315,551	$(366,822)	$9,895	$227,835

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	March 25, 2012	March 27, 2011

Operating activities
Net income, including noncontrolling interests	$18,070	$17,549
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	547	39
Depreciation and amortization	7,927	8,312
Deferred income taxes	(1,057)	2,664
Stock-based compensation expense	1,694	1,795
Excess tax benefit on equity awards	(129)	(107)
Other	678	43
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,670)	(3,011)
Inventories	1,122	(28)
Prepaid expenses	815	(324)
Other current assets	(820)	85
Other assets and liabilities	764	(721)
Accounts payable	1,987	(4,818)
Income and other taxes payable	9,850	4,874
Accrued expenses and other current liabilities	1,221	296
Long-term accrued income taxes	396	366
Deferred revenue	3,698	(327)
Net cash provided by operating activities	44,093	26,687

Investing activities
Purchase of property and equipment	(6,403)	(4,823)
Loans issued	(687)	(165)
Repayments of loans issued	703	1,468
Other	5	-
Net cash used in investing activities	(6,382)	(3,520)

Financing activities
Net repayments on line of credit facility	(1,489)	(51,000)
Excess tax benefit on equity awards	129	107
Tax payments for restricted stock	(303)	-
Proceeds from exercise of stock options	3,728	1,314
Acquisition of Company common stock	(13,820)	(4,119)
Distributions to noncontrolling interests	-	(1,729)
Other	82	(10)
Net cash used in financing activities	(11,673)	(55,437)
Effect of exchange rate changes on cash and cash equivalents	132	(6)
Change in cash and cash equivalents	26,170	(32,276)
Cash and cash equivalents at beginning of period	18,942	47,829
Cash and cash equivalents at end of period	$45,112	$15,553

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 25, 2012

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 25, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 25, 2011.

2.	Significant Accounting Policies

Comprehensive Income

The Company adopted the required Accounting Standards Updates (“ASU”) Nos. 2011-05 and 2011-12, Comprehensive Income: Presentation of Comprehensive Income in the first quarter of 2012 on a retrospective basis. The updated guidance does not change the components of comprehensive income, but eliminates certain options for presenting comprehensive income in the financial statements. In accordance with this updated guidance, we are no longer permitted to present comprehensive income in our Consolidated Statements of Stockholders’ Equity. Instead, we are now required to present components of comprehensive income in either one continuous financial statement with two sections, net income and comprehensive income, or in two separate but consecutive statements. For the first quarter of 2012, we elected the one continuous financial statement approach.

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

Papa John’s had two joint venture arrangements as of March 25, 2012 and March 27, 2011, which were as follows:

	Restaurants as of March 25, 2012	Restaurants as of March 27, 2011	Restaurant Locations	Papa John's Ownership*	Noncontrolling Interest Ownership*

Star Papa, LP	76	75	Texas	51%	49%
Colonel's Limited, LLC	52	52	Maryland and Virginia	70%	30%

*The ownership percentages were the same for both the 2012 and 2011 periods presented in the accompanying consolidated financial statements.

The income before income taxes attributable to the joint ventures for the three months ended March 25, 2012 and March 27, 2011 was as follows (in thousands):

	March 25,	March 27,
	2012	2011

Papa John's International, Inc.	$2,043	$1,798
Noncontrolling interests	1,326	1,122
Total income before income taxes	$3,369	$2,920

The noncontrolling interest holders’ equity in the joint venture arrangements totaled $9.9 million as of March 25, 2012 and $8.6 million as of December 25, 2011.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of March 25, 2012, we had a net deferred tax liability of approximately $400,000.

Tax authorities periodically audit the Company. We record reserves for identified exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.

Subsequent Events

Effective April 23, 2012, the Company acquired 56 franchised Papa John’s restaurants in the Denver and Minneapolis markets, six of which were subsequently refranchised. The purchase price, which was paid in cash, was $5.1 million net of the divestiture proceeds from the six restaurants sold. The acquisition is not expected to have a material impact on our 2012 operating results.

Reclassifications

Certain prior year amounts in the Condensed Consolidated Balance Sheets and the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

3.	Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is comprised of the following (in thousands):

	Foreign Currency	Interest Rate Swaps (a)	Defined Pension Plan	Accumulated Other Comprehensive Income

Beginning balance - December 26, 2010	$1,008	$(159)	$-	$849
Current period other comprehensive income	1,114	159	-	1,273
Ending balance - March 27, 2011	$2,122	$-	$-	$2,122

Beginning balance - December 25, 2011	$1,872	$6	$(29)	$1,849
Current period other comprehensive income (loss)	291	(80)	-	211
Ending balance - March 25, 2012	$2,163	$(74)	$(29)	$2,060

(a) Amounts are shown net of tax of $89,000 and $47,000 for the three months ended March 27, 2011 and March 25, 2012, respectively.

4.	Fair Value Measurements and Disclosures

The Company is required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Assets and liabilities carried at fair value are required to be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 25, 2012 and December 25, 2011 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

March 25, 2012
Financial assets:
Cash surrender value of life insurance policies *	$12,341	$12,341	$-	$-

Financial liabilities:
Interest rate swap	118	-	118	-

December 25, 2011
Financial assets:
Cash surrender value of life insurance policies *	$11,387	$11,387	$-	$-
Interest rate swap	11	-	11	-

* Represents life insurance held in our non-qualified deferred compensation plan.

There were no transfers among levels within the fair value hierarchy during the three months ended March 25, 2012.

The fair value of our interest rate swap is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

5.	Debt

Our debt is comprised entirely of the revolving line of credit.  The balance was $50.0 million as of March 25, 2012 and $51.5 million as of December 25, 2011.

In September 2010, we entered into a five-year, $175.0 million unsecured revolving credit facility (“Credit Facility”). The Credit Facility was amended in November 2011 (the “Amended Credit Facility”), which extended the maturity date of the Credit Facility to November 30, 2016. Under the Amended Credit Facility, outstanding balances are charged interest at 75 basis points to 150 basis points over LIBOR or other bank developed rates at our option (previously charged 100 basis points to 175 basis points above LIBOR). The remaining availability under the Amended Credit Facility, reduced for outstanding letters of credit, approximated $111.5 million as of March 25, 2012. The fair value of the outstanding debt approximates the carrying value since the debt agreements are variable-rate instruments.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At March 25, 2012, we were in compliance with these covenants.

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

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap are accounted for as adjustments to interest expense. As of March 25, 2012, the swap is a highly effective cash flow hedge.

The weighted average interest rates for our revolving credit facilities, including the impact of the swap agreements, were 1.3% and 3.3% for the three months ended March 25, 2012 and March 27, 2011, respectively. Interest paid, including payments made or received under the swaps, was $249,000 and $878,000 for the three months ended March 25, 2012 and March 27, 2011, respectively. As of March 25, 2012, the portion of the $118,000 interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $83,000.

6.	Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended
	March 25,	March 27,
	2012	2011

Basic earnings per common share:
Net income, net of noncontrolling interests	$16,744	$16,427
Weighted average shares outstanding	24,053	25,484
Basic earnings per common share	$0.70	$0.64

Earnings per common share - assuming dilution:
Net income, net of noncontrolling interests	$16,744	$16,427

Weighted average shares outstanding	24,053	25,484
Dilutive effect of outstanding equity awards	385	273
Diluted weighted average shares outstanding	24,438	25,757
Earnings per common share - assuming dilution	$0.69	$0.64

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the quarter were not included in the computation of earnings per common share – assuming dilution because the effect would have been antidilutive. The weighted average number of shares subject to the antidilutive options was 439,000 for the three months ended March 27, 2011 (none for the three months ended March 25, 2012).

7.	Commitments and Contingencies

In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment under approximately 40 lease agreements, primarily associated with Perfect Pizza restaurant sites for which the Perfect Pizza franchisor was primarily liable. As the initial party to the lease agreements, we are liable to the extent the primary obligor does not satisfy its payment obligations.

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

The buyer is finalizing its lease assessment. Based on communications with the buyer, we believe we will remain contingently liable for the majority of these leases, which have varying terms with most expiring by the end of 2015. The estimated maximum amount of undiscounted rental payments we would be required to make in the event of non-payment under all such leases is approximately $2.0 million, net of amounts previously reserved in 2011 of approximately $800,000.

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

The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings, dessert pizza, and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. BIBP Commodities, Inc., a franchisee-owned corporation, which operated through February 2011, was a VIE in which we were deemed the primary beneficiary, and is the only activity reflected in the VIE segment. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our online and other technology-based ordering platforms.

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

Our segment information is as follows (in thousands):

	Three Months Ended
	March 25, 2012	March 27, 2011
Revenues from external customers:
Domestic Company-owned restaurants	$143,815	$138,671
Domestic commissaries	137,610	127,672
North America franchising	20,740	19,916
International	16,853	12,761
All others	12,258	13,447
Total revenues from external customers	$331,276	$312,467

Intersegment revenues:
Domestic commissaries	$41,537	$38,100
North America franchising	549	548
International	54	47
Variable interest entities	-	25,117
All others	3,021	2,555
Total intersegment revenues	$45,161	$66,367

Income (loss) before income taxes:
Domestic Company-owned restaurants	$12,321	$10,883
Domestic commissaries	11,166	9,554
North America franchising	18,140	18,009
International	272	(816)
All others	395	(378)
Unallocated corporate expenses	(15,166)	(9,769)
Elimination of intersegment profits	10	(703)
Total income before income taxes	$27,138	$26,780

Property and equipment:
Domestic Company-owned restaurants	$177,423
Domestic commissaries	87,014
International	18,047
All others	41,053
Unallocated corporate assets	133,452
Accumulated depreciation and amortization	(272,822)
Net property and equipment	$184,167

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At March 25, 2012, there were 3,933 Papa John’s restaurants (626 Company-owned and 3,307 franchised) operating in all 50 states and 33 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Intangible Assets - Goodwill

We evaluate goodwill annually in the fourth quarter or whenever we identify certain triggering events or circumstances that would more-likely-than-not reduce the fair value of a reporting unit (defined as an operating segment, or one level below an operating segment) below its carrying amount. Such tests are completed separately with respect to the goodwill of each of our reporting units. Events or circumstances that might indicate an interim evaluation is warranted include, among other factors, unexpected adverse business conditions, macro and reporting unit specific economic factors (for example, worsening results in comparison to projections, commodity inflation, or loss of key personnel), unanticipated competitive activities, and acts by governments or courts.

When evaluating goodwill, we determine, on a reporting unit basis, whether a qualitative or quantitative analysis is warranted. If the qualitative analysis provides a more-likely-than-not conclusion that the fair value is greater than the carrying value, a quantitative analysis is not performed. When a quantitative assessment is performed, we generally calculate the fair value using an income approach that projects net cash flow over a 10-year discrete period and a terminal value, which are discounted using appropriate rates. The selected discount rate considers the risk and nature of the reporting unit’s cash flow and the rates of return market participants would require to invest their capital in the reporting unit. In the fourth quarter of 2011, we performed a qualitative analysis on both our domestic Company-owned restaurants and China reporting units and performed a quantitative analysis of our United Kingdom reporting unit (“PJUK”).

The goodwill allocated to PJUK was approximately $15.1 million at March 25, 2012. We have previously recorded goodwill impairment charges for this entity. We believe our PJUK reporting unit will continue to improve its operating results through ongoing growth initiatives, by increasing Papa John’s brand awareness in the United Kingdom, improving sales and profitability for individual franchised restaurants and increasing PJUK franchised net unit openings over the next several years. Future impairment charges could be required if adverse economic events occur in the United Kingdom or if PJUK is unable to improve its operating results.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of March 25, 2012, we had a net deferred income tax liability of approximately $400,000.

Tax authorities periodically audit the Company. We record reserves for identified exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.

Non-GAAP Measures

In connection with a new multi-year supplier agreement, the Company received a $5.0 million supplier marketing payment in the first quarter of 2012. The Company contributed the supplier marketing payment to the Papa John’s National Marketing Fund (“PJNMF”), an unconsolidated, non-profit corporation, for the benefit of domestic restaurants. The Company is recognizing the supplier marketing payment evenly as income over the five-year term of the agreement. The Company’s contribution to PJNMF was fully expensed in the first quarter of 2012. The impact of these transactions in the first quarter of 2012 was a reduction in income before income taxes of $4.7 million (diluted earnings per share reduction of $0.13). The impact for the full-year 2012 will be a reduction in income before income taxes of approximately $4.0 million (diluted earnings per share reduction of $0.11). The Company will recognize the remaining $4.0 million of income associated with the supplier marketing payment evenly over the remaining term of the supplier agreement (2013 through 2016).

PJNMF elected to distribute the $5.0 million supplier marketing payment to the domestic system as advertising credits in the first quarter of 2012. Our domestic Company-owned restaurants’ portion of the advertising credits resulted in an increase in income before income taxes of approximately $1.0 million (increase in diluted earnings per share of $0.03).

The overall impact of these transactions, defined as the “Incentive Contribution,” in the first quarter of 2012 was a net reduction to income before income taxes of approximately $3.7 million (diluted earnings per share reduction of $0.10). The impact for full-year 2012 will be a reduction to income before income taxes of approximately $3.0 million (diluted earnings per share reduction of $0.08). The following table reconciles our GAAP financial results to the adjusted financial results, excluding the impact of the Incentive Contribution, for the first quarter ended March 25, 2012:

	First Quarter
	Mar. 25,	Mar. 27,
(In thousands, except per share amounts)	2012	2011	Increase

Income before income taxes, as reported	$27,138	$26,780	$358
Incentive Contribution	3,721	-	3,721
Income before income taxes, excluding Incentive Contribution	$30,859	$26,780	$4,079

Net income, as reported	$16,744	$16,427	$317
Incentive Contribution	2,439	-	2,439
Net income, excluding Incentive Contribution	$19,183	$16,427	$2,756

Earnings per diluted share, as reported	$0.69	$0.64	$0.05
Incentive Contribution	0.10	-	0.10
Earnings per diluted share, excluding Incentive Contribution	$0.79	$0.64	$0.15

The non-GAAP measures we present in this report, which exclude the Incentive Contribution, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. Management believes presenting the financial information excluding the impact of the Incentive Contribution is important for purposes of comparison to prior year results. In addition, management uses these non-GAAP measures to allocate resources, and analyze trends and underlying operating performance. Annual cash bonuses, and certain long-term incentive programs for various levels of management, were based on financial measures that excluded the Incentive Contribution. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures. See Discussion of Operating Results below for further analysis regarding the impact of the Incentive Contribution.

In addition, we present free cash flow in this report, which is not a term defined by GAAP. We define free cash flow as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our performance than the Company’s GAAP measures. See Liquidity and Capital Resources for a reconciliation of free cash flow to the most directly comparable GAAP measure.

Restaurant Progression

	Three Months Ended
	March 25, 2012	March 27, 2011

Papa John's Restaurant Progression:
North America Company-owned:
Beginning of period	598	591
Opened	-	1
Closed	(1)	-
End of period	597	592
International Company-owned:
Beginning of period	30	21
Closed	(1)	-
End of period	29	21
North America franchised:
Beginning of period	2,463	2,346
Opened	47	32
Closed	(12)	(7)
End of period	2,498	2,371
International franchised:
Beginning of period	792	688
Opened	23	23
Closed	(6)	(8)
End of period	809	703
Total restaurants - end of period	3,933	3,687

Results of Operations

Summary of Operating Results - Segment Review

Discussion of Revenues

Consolidated revenues were $331.3 million for the first quarter of 2012, an increase of $18.8 million, or 6.0%, over the corresponding 2011 period. The increase in revenues for the first quarter of 2012 was primarily due to the following:

●
Domestic Company-owned restaurant sales increased $5.1 million, or 3.7%, reflecting an increase of 3.0% in comparable sales during the first quarter of 2012. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

●	North America franchise royalty revenue increased approximately $800,000, or 4.0%, primarily due to an increase in net franchise units over the prior year.
●	Domestic commissary sales increased $9.9 million, or 7.8%, due to an increase in the volume of sales and increases in the prices of certain commodities.
●	International revenues increased $4.1 million, or 32.1%, primarily due to an increase in the number of restaurants and an increase in comparable sales of 8.4% calculated on a constant dollar basis.
●
Other sales decreased approximately $1.2 million, or 8.8%, primarily due to a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, partially offset by an increase in online sales.

Discussion of Operating Results

First quarter 2012 income before income taxes was $27.1 million, compared to the first quarter of 2011 income before income taxes of $26.8 million, or a 1.3% increase. Excluding the net impact of the $3.7 million Incentive Contribution (see “Non-GAAP Measures”), first quarter 2012 income before income taxes was $30.9 million, an increase of $4.1 million, or 15.2%, over the prior year comparable period. Income before income taxes is summarized in the following table on a reporting segment basis (in thousands):

	First Quarter
	Mar. 25,	Mar. 27,	Increase
	2012	2011	(Decrease)

Domestic Company-owned restaurants (a)	$12,321	$10,883	$1,438
Domestic commissaries	11,166	9,554	1,612
North America franchising	18,140	18,009	131
International	272	(816)	1,088
All others	395	(378)	773
Unallocated corporate expenses (b)	(15,166)	(9,769)	(5,397)
Elimination of intersegment loss (profit)	10	(703)	713
Total income before income taxes	$27,138	$26,780	$358

(a)	Includes the benefit of a $1.0 million advertising credit from PJNMF related to the Incentive Contribution in the first quarter of 2012.

(b)	Includes a $4.7 million net reduction related to the Incentive Contribution in the first quarter of 2012.

First quarter 2012 income before income taxes increased $358,000, or 1.3%, ($4.1 million, or 15.2%, excluding the $3.7 million impact of the Incentive Contribution). The change in income before income taxes was due to the following:

●
Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income increased $1.4 million in the first quarter of 2012, including the $1.0 million advertising credit from PJNMF. The remaining increase of approximately $400,000 was primarily due to profits from the higher comparable sales results as well as various supplier incentives, offset somewhat by higher commodities.

●
Domestic Commissary Segment. Domestic commissaries’ operating income increased approximately $1.6 million for first quarter primarily due to increased sales volumes, slightly offset by higher distribution costs due to higher volumes and fuel prices.

●
North America Franchising Segment. North America Franchising operating income increased approximately $100,000 to $18.1 million for the first quarter of 2012, as compared to the comparable 2011 period. The increase was due to the previously mentioned royalty revenue increases, substantially offset by an increase in development incentive costs.

●
International Segment. The operating income during the first quarter of 2012 for the international segment was approximately $300,000 as compared to a loss of approximately $800,000 in the first quarter of 2011. The improvement of approximately $1.1 million in the operating results was primarily due to increased royalties due to growth in the number of units and the 8.4% increase in comparable sales, and improved operating results in our Beijing and North China Company-owned restaurants as well as our United Kingdom commissary.

●
All Others Segment. The “All others” reporting segment reported income of approximately $400,000 for the first quarter of 2012, as compared to a loss of approximately $400,000 in the first quarter of 2011. The increase of approximately $800,000 was primarily due to an improvement in our eCommerce operations due to higher online sales. These improved results were somewhat offset by reduced operating results of Preferred Marketing Solutions due to the previously noted reduction in sales.

●
Unallocated Corporate Segment. Unallocated corporate expenses increased approximately $5.4 million for the first quarter of 2012, including the previously discussed $4.7 million related to the Incentive Contribution, as compared to the corresponding quarter in 2011. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended
	March 25,	March 27,	Increase
	2012	2011	(decrease)

General and administrative (a)	$8,661	$7,385	$1,276
Supplier marketing payment (b)	4,750	-	4,750
Net interest	122	431	(309)
Depreciation	1,735	2,178	(443)
Other income	(102)	(225)	123
Total unallocated corporate expenses	$15,166	$9,769	$5,397

(a)	Unallocated general and administrative costs increased primarily due to additional costs related to our operators’ conference and an increase in legal costs.

(b)	See previous discussion in “Non-GAAP Measures” for further information.

Diluted earnings per share were $0.69 in the first quarter of 2012 ($0.79 excluding the Incentive Contribution), compared to $0.64 in the first quarter of 2011. Excluding the impact of the Incentive Contribution, diluted earnings per share increased $0.15, or 23.4%. Diluted weighted average shares outstanding decreased 5.1% in the first quarter of 2012 from the prior year period. Diluted earnings per share increased $0.04 due to the reduction in shares outstanding.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $143.8 million for the first quarter of 2012, an increase of $5.1 million, or 3.7%, compared to the first quarter of 2011, primarily due to the previously mentioned increase of 3.0% in comparable sales during the first quarter of 2012.

North America franchise sales for the first quarter of 2012 increased 4.2% to $470.0 million from $451.0 million for the same quarter in 2011, as equivalent units increased 5.2%. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Franchise restaurant sales are not included in Company revenues. North America franchise royalties were $20.5 million in the first quarter of 2012, compared to $19.7 million in the same quarter of 2011. The increase in royalties was primarily due to the previously noted increase in franchise sales.

Average weekly sales for comparable units include restaurants that were open throughout the periods presented below. The comparable sales base for domestic Company-owned and North America franchised restaurants includes restaurants acquired by the Company or divested to franchisees during the previous twelve months. Average weekly sales for non-comparable units include restaurants that were not open throughout the periods presented below and include non-traditional sites. Average weekly sales for non-traditional units that do not have continuous operations are calculated based upon actual days open.

The comparable sales base and average weekly sales for 2012 and 2011 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	March 25, 2012		March 27, 2011
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	597	2,498	592	2,371
Equivalent units	592	2,413	586	2,293
Comparable sales base units	582	2,193	578	2,104
Comparable sales base percentage	98.3%	90.9%	98.6%	91.8%
Average weekly sales - comparable units	$18,818	$15,404	$18,295	$15,426
Average weekly sales - total non-comparable units	$11,631	$10,790	$11,476	$11,817
Average weekly sales - all units	$18,702	$14,983	$18,201	$15,128

Domestic commissary sales increased 7.8% to $137.6 million for the first quarter of 2012, from $127.7 million in the comparable 2011 quarter, reflecting an increase in the volume of sales and an increase in the prices of certain commodities.

Other sales decreased $1.2 million, or 8.8%, resulting from a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, partially offset by an increase in eCommerce sales, resulting from an increase in online sales.

International revenues increased 32.1% to $16.9 million for the first quarter of 2012, compared to $12.8 million for the comparable quarter in 2011, reflecting an increase in the number of restaurants in addition to an 8.4% increase in comparable sales, calculated on a constant dollar basis.

Costs and expenses.  The restaurant operating margin for domestic Company-owned units was 21.9% in the first quarter of 2012 (21.2% excluding the $1.0 million advertising credit from PJNMF) compared to 20.4% for the same period in 2011. The restaurant operating margin increase of 1.5% consisted of the following differences:

●
Cost of sales was 0.6% lower for the first quarter of 2012, as compared to the first quarter of 2011, due to various supplier incentives, offset somewhat by higher commodity costs in the first quarter of 2012.

●	Salaries and benefits were 0.2% lower as a percentage of sales in the first quarter of 2012, compared to the first quarter of 2011, primarily due to the benefit from increased sales.
●
Advertising and related costs as a percentage of sales were 0.4% lower due to the $1.0 million related to the advertising credit received from PJNMF, slightly offset by an increase in local marketing costs.

●	Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.3% lower in the first quarter of 2012, primarily due to the benefit from increased sales.

Domestic commissary and other margin was 9.2% in the first quarter of 2012, compared to 8.6% for the same period in 2011, consisting of the following differences:

●	Cost of sales was 75.3% of revenues in the first quarter of 2012, compared to 75.4% for the same period in 2011.
●	Salaries and benefits were 6.0% of revenues in the first quarter of 2012, compared to 6.4% of revenues in the first quarter of 2011, reflecting the benefit of increased sales.
●
Other operating expenses as a percentage of sales were 9.5% in the first quarter of 2012, compared to 9.6% in the prior comparable period, primarily due to the benefit of increased sales, slightly offset by higher distribution costs.

International operating expenses were 84.0% of international restaurant and commissary sales as compared to 85.9% in the first quarter of 2011. The improvement in operating expenses as a percentage of sales was primarily due to an improvement in operating results in our Beijing and North China Company-owned restaurants and our PJUK commissary.

General and administrative costs were $31.6 million or 9.5% of revenues in the first quarter of 2012, as compared to $29.1 million or 9.3% of revenues in the same period of 2011. The increase is primarily due to increased costs related to our operators’ conference and an increase in legal costs.

Other general expenses reflected net expense of $5.7 million, including the $4.7 million related to the Incentive Contribution, in the first quarter of 2012 compared to $781,000 for the comparable period in 2011 as detailed below (in thousands):

	March 25,	March 27,	Increase
	2012	2011	(Decrease)

Supplier marketing payment (a)	$4,750	$-	$4,750
Disposition and valuation-related (gain) loss	(35)	185	(220)
Provision for uncollectible accounts and notes receivable	103	82	21
Franchise and development incentives (b)	732	272	460
Other	124	242	(118)
Total other general expenses	$5,674	$781	$4,893

(a)  See previous discussion included in “Non-GAAP Measures” for further information.

(b)  Includes incentives provided to domestic franchisees for opening new restaurants.

Depreciation and amortization was $7.9 million (2.4% of revenues) for the first quarter of 2012 and $8.3 million (2.7% of revenues) for the first quarter of 2011.

Net interest. Net interest expense was approximately $100,000 in the first quarter of 2012 as compared to approximately $400,000 in the first quarter of 2011, reflecting a lower average outstanding debt balance and a lower effective interest rate.

Income tax expense.  The effective income tax rate was 33.4% for the first quarter of 2012 and 34.5% for the same period in 2011. The effective rate may fluctuate from quarter to quarter for various reasons, including discrete items, such as the settlement or resolution of specific federal and state tax issues.

Liquidity and Capital Resources

Our debt is comprised entirely of the revolving line of credit.  The balance was $50.0 million as of March 25, 2012 and $51.5 million as of December 25, 2011.

In September 2010, we entered into a five-year, $175.0 million unsecured revolving credit facility (“Credit Facility”). The Credit Facility was amended in November 2011 (the “Amended Credit Facility”), which extended the maturity date of the Credit Facility to November 30, 2016. Under the Amended Credit Facility, outstanding balances are charged interest at 75 to 150 basis points over the London Interbank Offered Rate (“LIBOR”) or other bank developed rates at our option (previously charged 100 to 175 basis points over LIBOR). The commitment fee on the unused balance under the Credit Facility and Amended Credit Facility ranges from 17.5 to 25.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Credit Facility.

We have used interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our revolving credit facility. We currently have a swap with a fixed rate of 0.53%, as compared to LIBOR, with a notional amount of $50.0 million. See the notes to condensed consolidated financial statements for additional information.

Our Credit Facility contains customary affirmative and negative covenants, including the following financial covenants, as defined by the Credit Facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	March 25, 2012

Leverage Ratio	Not to exceed 2.5 to 1.0	0.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	5.4 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants at March 25, 2012.

Cash flow provided by operating activities was $44.1 million for the three months ended March 25, 2012, compared to $26.7 million for the same period in 2011.  The increase of approximately $17.4 million was primarily due to favorable working capital changes.

Our free cash flow for the three months ended March 25, 2012 and March 27, 2011 was as follows (in thousands):

	Three Months Ended
	March 25,	March 27,
	2012	2011

Net cash provided by operating activities	$44,093	$26,687
Purchase of property and equipment	(6,403)	(4,823)
Free cash flow (a)	$37,690	$21,864

(a)
Free cash flow is defined as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. We believe free cash flow is an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. See previous “Non-GAAP Measures” for discussion about this non-GAAP measure, its limitations and why we present free cash flow alongside the most directly comparable GAAP measure.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Capital expenditures were $6.4 million during the three months ended March 25, 2012.

During the three months ended March 25, 2012, capital expenditures of $6.4 million and common stock repurchases of $13.8 million (372,000 shares at an average price of $37.19 per share) were funded by cash flow from operations. Subsequent to March 25, 2012, through April 25, 2012, we repurchased an additional 264,000 shares with an aggregate cost of $9.9 million and an average cost of $37.63 per share. As of April 25, 2012, $47.8 million remained available for repurchase of common stock under our Board of Directors’ authorization.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other Company communications constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such statements may relate to projections concerning business performance, revenue, earnings, contingent liabilities, commodity costs, margins, unit growth, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements.

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: aggressive changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales, including an increase in or continuation of the aggressive pricing and promotional environment; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, which could be impacted by challenges securing financing, finding suitable store locations or securing required domestic or foreign government permits and approvals; our ability to successfully integrate the operations of franchised restaurants we acquire; the credit performance of our franchise loan program; adverse macroeconomic or business conditions; general economic and political conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities and fuel; increased employee compensation, benefits, insurance and similar costs (including the impact of federal health care legislation); the ability of the Company to pass along increases in or sustained high costs to franchisees or consumers; the impact of current or future legal claims and current or proposed legislation impacting our business; the impact that product recalls, food quality or safety issues, and general public health concerns could have on our restaurants; currency exchange and interest rates; credit risk associated with parties to leases of restaurants and commissaries, including those Perfect Pizza locations formerly operated by us, for which we remain contractually liable; risks associated with security breaches, including theft of Company and customer information; and increased risks associated with our international operations, including economic and political conditions in our international markets and difficulty in meeting planned sales targets for our international operations. These and other risk factors as discussed in detail in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for our 2011 fiscal year could materially affect the Company’s business, financial condition or operating results. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at March 25, 2011 was comprised of a $50.0 million outstanding principal balance on our $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (“LIBOR”) plus a 75 to 150 basis point spread, as amended effective November 2011, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

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

The effective interest rate on the revolving line of credit, including the impact of the interest rate swap agreement, was 1.3% as of March 25, 2012. An increase in the present market interest rate of 100 basis points on the line of credit balance outstanding as of March 25, 2012, net of the swap, would have no impact on interest expense.

We do not enter into financial instruments to manage foreign currency exchange rates since approximately 5% of our total revenues are derived from sales to customers and royalties outside the contiguous United States.

In the ordinary course of business, the food and paper products we purchase, including cheese (historically representing 35% to 40% of our food cost), are affected by changes in commodity prices and, as a result we are subject to on-going volatility in our food costs. We have pricing agreements with our vendors, including forward pricing agreements for a portion of our cheese purchases for our domestic Company-owned restaurants, which are accounted for as normal purchases; however, we still remain exposed to on-going commodity volatility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $925.0 million of common stock under a share repurchase program that began on December 9, 1999 and expires on December 31, 2012. Through March 25, 2012, a total of 47.8 million shares with an aggregate cost of $867.3 million and an average price of $18.13 per share have been repurchased under this program. Subsequent to March 25, 2012, through April 25, 2012, we acquired an additional 264,000 shares at an aggregate cost of $9.9 million. As of April 25, 2012, approximately $47.8 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the first three months of 2012 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total	Average		of Shares	Value of Shares
	Number	Price		Purchased as Part of	that May Yet Be
	of Shares	Paid per		Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share		Plans or Programs	Plans or Programs

12/26/2011 - 01/22/2012	60	$37.72		47,533	$69,292
01/23/2012 - 02/19/2012	-	-	*	47,533	$69,292
02/20/2012 - 03/25/2012	312	$37.19		47,845	$57,719

*	There were no share repurchases during this period.

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

In March 2012, approximately 8,000 shares of the Company’s common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans, and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 5. Other Information

Departure of Directors or Certain Officers

On April 30, 2012, Chris Sternberg, the Company's Senior Vice President, Corporate Communications and General Counsel, notified the Company of his intention to resign from his position in order to resume the private practice of law. It is expected that Mr. Sternberg will continue to provide services to the Company on an interim basis in a transition role.

Compensatory Arrangements of Certain Officers

On April 25, 2012, the Compensation Committee of the Board of Directors approved the Papa John’s International, Inc. Severance Pay Plan (the “Severance Plan”). Pursuant to the terms of the Severance Plan, if employment at the level of vice president or above is terminated without cause as defined in the Severance Plan, provided he or she signs a release of claims, the employee will receive base salary and COBRA benefits continuation for a period of six months following termination, pro-rata portions of any bonus payouts based upon period of service during the year employment terminates under any incentive-based compensation plans then in effect (provided that any applicable performance measures are achieved), and six  months outplacement services.  The Severance Plan also provides for certain benefits for full-time employees below the level of vice president in the event of a loss of employment due to a reduction in force, permanent layoff, or position elimination.

The Company may amend or terminate the Severance Plan at any time, but any termination or amendment will not affect the rights to benefits accrued prior to termination or amendment. As previously disclosed, certain members of the Company’s executive management team are parties to employment agreements with the Company. If an employee is entitled to severance under the Severance Plan and pursuant to any other agreement, the employee shall be limited to the greater of severance payments under the Severance Plan or such other agreement in effect.

The foregoing describes only the material terms of the Severance Plan and is qualified in its entirety by the terms and conditions of the complete plan. A copy of the Severance Plan is attached hereto as Exhibit 10.1 and is incorporated by reference into this Item.

Item 6.  Exhibits

Exhibit
Number	Description

10.1*	Papa John’s International, Inc. Severance Pay Plan.

10.2*
Employment Agreement between Papa John’s International, Inc., and Anthony N. Thompson dated March 5, 2012. Exhibit 10.1 to our report on Form 8-K filed on March 7, 2012 is incorporated herein by reference.

10.3*
Employment Agreement between Papa John’s International, Inc., and Christopher J. Sternberg dated March 5, 2012. Exhibit 10.2 to our report on Form 8-K filed on March 7, 2012 is incorporated herein by reference.

10.4*
Employment Agreement between Papa John’s International, Inc., and Lance F. Tucker dated March 5, 2012. Exhibit 10.3 to our report on Form 8-K filed on March 7, 2012 is incorporated herein by reference.

10.5*
Employment Agreement between Papa John’s International, Inc., and Andrew M. Varga dated March 5, 2012. Exhibit 10.4 to our report on Form 8-K filed on March 7, 2012 is incorporated herein by reference.

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

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 25, 2012, filed on May 1, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 6 of Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 1, 2012	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President and
Chief Financial Officer