Form 10-Q
period 2012-06-24
PAPA JOHNS INTERNATIONAL INC
filed 2012-07-31
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 24, 2012

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

At July 26, 2012, there were outstanding 23,439,820 shares of the registrant’s common stock, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	June 24, 2012	December 25, 2011
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$33,625	$18,942
Accounts receivable, net	27,693	28,169
Notes receivable, net	4,447	4,221
Inventories	19,695	20,091
Prepaid expenses	10,548	10,210
Other current assets	2,880	3,522
Deferred income taxes	6,240	7,636
Total current assets	105,128	92,791
Property and equipment, net	186,567	185,132
Notes receivable, less current portion, net	10,572	11,502
Goodwill	78,342	75,085
Other assets	26,828	25,872
Total assets	$407,437	$390,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,379	$32,966
Income and other taxes payable	4,044	3,969
Accrued expenses and other current liabilities	49,666	44,198
Total current liabilities	86,089	81,133
Deferred revenue	8,592	4,780
Long-term debt	50,000	51,489
Other long-term liabilities	23,638	22,014
Long-term accrued income taxes	3,924	3,597
Deferred income taxes	9,648	9,147
Stockholders’ equity:
Preferred stock	-	-
Common stock	371	367
Additional paid-in capital	274,863	262,456
Accumulated other comprehensive income	1,609	1,849
Retained earnings	330,320	298,807
Treasury stock	(390,754)	(353,826)
Total stockholders' equity, net of noncontrolling interests	216,409	209,653
Noncontrolling interests in subsidiaries	9,137	8,569
Total stockholders’ equity	225,546	218,222
Total liabilities and stockholders’ equity	$407,437	$390,382

Note:  The balance sheet at December 25, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
 Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
North America revenues:
Domestic Company-owned restaurant sales	$143,527	$127,641	$287,342	$266,312
Franchise royalties	19,101	18,103	39,619	37,834
Franchise and development fees	206	124	428	309
Domestic commissary sales	126,593	121,027	264,203	248,699
Other sales	11,771	12,370	24,029	25,817
International revenues:
Royalties and franchise and development fees	4,701	4,049	9,187	7,811
Restaurant and commissary sales	12,680	10,220	25,047	19,219
Total revenues	318,579	293,534	649,855	606,001
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	32,881	30,162	65,337	62,262
Salaries and benefits	39,839	34,367	78,652	72,016
Advertising and related costs	13,278	11,898	25,977	24,687
Occupancy costs	8,619	7,939	16,517	15,808
Other operating expenses	20,830	18,492	41,248	38,407
Total domestic Company-owned restaurant expenses	115,447	102,858	227,731	213,180
Domestic commissary and other expenses:
Cost of sales	104,412	103,529	217,250	209,972
Salaries and benefits	9,218	8,651	18,221	17,662
Other operating expenses	13,498	13,084	27,804	26,669
Total domestic commissary and other expenses	127,128	125,264	263,275	254,303
International operating expenses	10,975	8,756	21,367	16,484
General and administrative expenses	31,463	27,617	63,059	56,691
Other general expenses	1,135	1,459	6,809	2,240
Depreciation and amortization	8,104	8,425	16,031	16,737
Total costs and expenses	294,252	274,379	598,272	559,635
Operating income	24,327	19,155	51,583	46,366
Investment income	195	205	365	382
Interest expense	(282)	(293)	(570)	(901)
Income before income taxes	24,240	19,067	51,378	45,847
Income tax expense	8,299	6,014	17,367	15,245
Net income, including noncontrolling interests	15,941	13,053	34,011	30,602
Less: income attributable to noncontrolling interests	(1,172)	(929)	(2,498)	(2,051)
Net income, net of noncontrolling interests	$14,769	$12,124	$31,513	$28,551

Basic earnings per common share	$0.62	$0.48	$1.32	$1.12
Earnings per common share - assuming dilution	$0.61	$0.47	$1.30	$1.11

Basic weighted average shares outstanding	23,733	25,464	23,893	25,474
Diluted weighted average shares outstanding	24,112	25,685	24,270	25,713

Comprehensive Income	$15,490	$12,539	$33,771	$31,361

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Papa John's International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders'
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity

Balance at December 26, 2010	25,439	$361	$245,380	$849	$243,152	$(291,048)	$8,506	$207,200
Net income	-	-	-	-	28,551	-	2,051	30,602
Other comprehensive income	-	-	-	759	-	-	-	759
Exercise of stock options	444	4	10,659	-	-	-	-	10,663
Tax effect of equity awards	-	-	(1,295)	-	-	-	-	(1,295)
Acquisition of Company
common stock	(817)	-	-	-	-	(26,162)	-	(26,162)
Distributions	-	-	-	-	-	-	(2,029)	(2,029)
Stock-based compensation expense	-	-	3,903	-	-	-	-	3,903
Issuance of restricted stock	76	-	(1,884)	-	-	1,884	-	-
Other	-	-	(58)	-	-	218	-	160
Balance at June 26, 2011	25,142	$365	$256,705	$1,608	$271,703	$(315,108)	$8,528	$223,801

Balance at December 25, 2011	24,019	$367	$262,456	$1,849	$298,807	$(353,826)	$8,569	$218,222
Net income	-	-	-	-	31,513	-	2,498	34,011
Other comprehensive loss	-	-	-	(240)	-	-	-	(240)
Exercise of stock options	361	4	10,396	-	-	-	-	10,400
Tax effect of equity awards	-	-	468	-	-	-	-	468
Acquisition of Company
common stock	(957)	-	-	-	-	(38,728)	-	(38,728)
Distributions	-	-	-	-	-	-	(1,930)	(1,930)
Stock-based compensation expense	-	-	3,218	-	-	-	-	3,218
Issuance of restricted stock	34	-	(1,541)	-	-	1,541	-	-
Other	-	-	(134)	-	-	259	-	125
Balance at June 24, 2012	23,457	$371	$274,863	$1,609	$330,320	$(390,754)	$9,137	$225,546

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011

Operating activities
Net income, including noncontrolling interests	$34,011	$30,602
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	719	(7)
Depreciation and amortization	16,031	16,737
Deferred income taxes	1,946	4,332
Stock-based compensation expense	3,218	3,903
Excess tax benefit on equity awards	(1,471)	(403)
Other	2,480	316
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(75)	(1,167)
Inventories	533	1,819
Prepaid expenses	(338)	(268)
Other current assets	755	22
Other assets and liabilities	429	816
Accounts payable	(587)	(1,970)
Income and other taxes payable	75	325
Accrued expenses and other current liabilities	3,297	(1,611)
Long-term accrued income taxes	327	403
Deferred revenue	3,812	(924)
Net cash provided by operating activities	65,162	52,925

Investing activities
Purchase of property and equipment	(15,046)	(12,422)
Loans issued	(1,206)	(1,684)
Repayments of loans issued	1,730	3,920
Acquisitions, net of cash acquired	(5,908)	-
Proceeds from divestitures of restaurants	948	-
Other	(4)	51
Net cash used in investing activities	(19,486)	(10,135)

Financing activities
Net repayments on line of credit facility	(1,489)	(51,000)
Excess tax benefit on equity awards	1,471	403
Tax payments for restricted stock	(822)	(798)
Proceeds from exercise of stock options	10,400	10,663
Acquisition of Company common stock	(38,728)	(26,162)
Distributions to noncontrolling interests	(1,930)	(2,029)
Other	125	42
Net cash used in financing activities	(30,973)	(68,881)
Effect of exchange rate changes on cash and cash equivalents	(20)	82
Change in cash and cash equivalents	14,683	(26,009)
Cash and cash equivalents at beginning of period	18,942	47,829
Cash and cash equivalents at end of period	$33,625	$21,820

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 24, 2012

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 24, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 25, 2011.

2.	Significant Accounting Policies

Comprehensive Income

The Company adopted the required Accounting Standards Updates (“ASU”) Nos. 2011-05 and 2011-12, Comprehensive Income: Presentation of Comprehensive Income in the first quarter of 2012 on a retrospective basis. The updated guidance does not change the components of comprehensive income, but eliminates certain options for presenting comprehensive income in the financial statements. In accordance with this updated guidance, we no longer present comprehensive income in our Consolidated Statements of Stockholders’ Equity. Instead, we are now required to present components of comprehensive income in either one continuous financial statement with two sections, net income and comprehensive income, or in two separate but consecutive statements. We elected the one continuous financial statement approach in the accompanying financial statements.

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

Papa John’s had two joint venture arrangements as of June 24, 2012 and June 26, 2011, which were as follows:

	Restaurants as of June 24, 2012	Restaurants as of June 26, 2011	Restaurant Locations	Papa John's Ownership*	Noncontrolling Interest Ownership*

Star Papa, LP	76	75	Texas	51%	49%
Colonel's Limited, LLC	52	52	Maryland and Virginia	70%	30%

*The ownership percentages were the same for both the 2012 and 2011 periods presented in the accompanying consolidated financial statements.

The income before income taxes attributable to the joint ventures for the three and six months ended June 24, 2012 and June 26, 2011 was as follows (in thousands):

	Three Months		Six Months
	June 24,	June 26,	June 24,	June 26,
	2012	2011	2012	2011

Papa John's International, Inc.	$1,854	$1,518	$3,897	$3,316
Noncontrolling interests	1,172	929	2,498	2,051
Total income before income taxes	$3,026	$2,447	$6,395	$5,367

The noncontrolling interest holders’ equity in the joint venture arrangements totaled $9.1 million as of June 24, 2012 and $8.6 million as of December 25, 2011.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of June 24, 2012, we had a net deferred tax liability of approximately $3.4 million.

Tax authorities periodically audit the Company. We record reserves for identified exposures and related interest and penalties. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.

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

3.	Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is comprised of the following (in thousands):

	Foreign Currency	Interest Rate Swaps (a)	Defined Pension Plan	Accumulated Other Comprehensive Income (Loss)
Three Months Ended
Beginning balance - March 27, 2011	$2,122	$-	$-	$2,122
Current period other comprehensive income (loss)	(514)	-	-	(514)
Ending balance - June 26, 2011	$1,608	$-	$-	$1,608

Beginning balance - March 25, 2012	$2,163	$(74)	$(29)	$2,060
Current period other comprehensive income (loss)	(445)	(6)	-	(451)
Ending balance - June 24, 2012	$1,718	$(80)	$(29)	$1,609

Six Months Ended
Beginning balance - December 26, 2010	$1,008	$(159)	$-	$849
Current period other comprehensive income (loss)	600	159	-	759
Ending balance - June 26, 2011	$1,608	$-	$-	$1,608

Ending balance - December 25, 2011	$1,872	$6	$(29)	$1,849
Current period other comprehensive income (loss)	(154)	(86)	-	(240)
Ending balance - June 24, 2012	$1,718	$(80)	$(29)	$1,609

(a)	Current period other comprehensive income (loss) is shown net of tax of $3 for the three months ended June 24, 2012 (none in the same period of 2011) and $89 and $51 for the six months ended June 26, 2011 and June 24, 2012, respectively.

4.	Fair Value Measurements and Disclosures

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 24, 2012 and December 25, 2011 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

June 24, 2012
Financial assets:
Cash surrender value of life insurance policies *	$12,438	$12,438	$-	$-

Financial liabilities:
Interest rate swap	127	-	127	-

December 25, 2011
Financial assets:
Cash surrender value of life insurance policies *	$11,387	$11,387	$-	$-
Interest rate swap	11	-	11	-

* Represents life insurance policies held in our non-qualified deferred compensation plan.

There were no transfers among levels within the fair value hierarchy during the six months ended June 24, 2012.

The fair value of our interest rate swap is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

5.  Debt

Our long-term debt is comprised of the outstanding balance under our revolving line of credit.  The balance was $50.0 million as of June 24, 2012 and $51.5 million as of December 25, 2011.

In September 2010, we entered into a five-year, $175.0 million unsecured revolving credit facility (“Credit Facility”). The Credit Facility was amended in November 2011 (the “Amended Credit Facility”), which extended the maturity date of the Credit Facility to November 30, 2016. Under the Amended Credit Facility, outstanding balances accrue interest at 75 basis points to 150 basis points over LIBOR or other bank developed rates at our option (previously interest accrued at 100 basis points to 175 basis points above LIBOR). The remaining availability under the Amended Credit Facility, reduced for outstanding letters of credit, was approximately $111.5 million as of June 24, 2012. The fair value of the outstanding debt approximates the carrying value since the debt agreements are variable-rate instruments.

The Amended Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At June 24, 2012, we were in compliance with these covenants.

In August 2011, we entered into an interest rate swap agreement that provides for a fixed rate of 0.53%, as compared to LIBOR, with a notional amount of $50.0 million. The interest rate swap agreement expires in August 2013. We previously had two interest rate swap agreements that expired in January 2011. The previous swap agreements provided for fixed rates of 4.98% and 3.74%, as compared to LIBOR, with each having a notional amount of $50.0 million.

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap are accounted for as adjustments to interest expense. As of June 24, 2012, the swap is a highly effective cash flow hedge.

The weighted average interest rates for our revolving credit facilities, including the impact of the swap agreements, were 1.3% and 1.2% for the three months ended June 24, 2012 and June 26, 2011, respectively, and 1.3% and 2.4% for the six months ended June 24, 2012 and June 26, 2011, respectively. Interest paid, including payments made or received under the swaps, was $232,000 and $248,000 for the three months ended June 24, 2012 and June 26, 2011, respectively, and $482,000 and $1.1 million for the six months ended June 24, 2012 and June 26, 2011, respectively. As of June 24, 2012, the portion of the $127,000 interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $109,000.

6.  Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 24,	June 26,	June 24,	June 26,
	2012	2011	2012	2011

Basic earnings per common share:
Net income	$14,769	$12,124	$31,513	$28,551
Weighted average shares outstanding	23,733	25,464	23,893	25,474
Basic earnings per common share	$0.62	$0.48	$1.32	$1.12

Earnings per common share - assuming dilution:
Net income	$14,769	$12,124	$31,513	$28,551

Weighted average shares outstanding	23,733	25,464	23,893	25,474
Dilutive effect of outstanding compensation awards	379	221	377	239
Diluted weighted average shares outstanding	24,112	25,685	24,270	25,713
Earnings per common share - assuming dilution	$0.61	$0.47	$1.30	$1.11

Shares subject to options to purchase common stock with an exercise price greater than the average market price were not included in the computation of earnings per common share – assuming dilution because the effect would have been antidilutive. The weighted average number of shares subject to the antidilutive options was 269,000 for the three months ended June 26, 2011 and 355,000 for the six months ended June 26, 2011 (none for the three and six months ended June 24, 2012).

7.	Acquisition and Divestiture of Restaurants

On April 23, 2012, we completed the acquisition of 56 franchised Papa John’s restaurants located in the Denver and Minneapolis markets. The purchase price, which was paid in cash, was $5.2 million net of divestiture proceeds of $0.7 million from the sale of six restaurants located in the Denver market to an existing franchisee. This business combination was accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial results.

The preliminary purchase price of the acquisition has been allocated based on initial fair value estimates as follows (in thousands):

Property and equipment	$1,602
Reacquired franchise right	245
Goodwill	3,830
Other, including cash	239
Total purchase price	$5,916

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill, all of which is expected to be deductible for tax purposes.

8.  Commitments and Contingencies

In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment of certain lease agreements, primarily associated with Perfect Pizza restaurant sites for which the Perfect Pizza franchisor was primarily liable. As the initial party to the lease agreements, we are liable to the extent the primary obligor does not satisfy its payment obligations.

On August 1, 2011 the High Court of Justice Chancery Division, Birmingham District Registry entered an order placing Perfect Pizza in administration, thereby providing Perfect Pizza with protection from its creditors in accordance with UK insolvency law. On the same date, the administrators entered into an agreement to sell substantially all of the business and assets of Perfect Pizza. In accordance with the terms of the agreement, the buyer had an option period up to nine months, which expired May 1, 2012, to determine which Perfect Pizza leases they would assume. We remain contingently liable for approximately 40 leases, which have varying terms with most expiring by the end of 2015. The estimated maximum amount of undiscounted rental payments we would be required to make in the event of non-payment under these leases is approximately $1.9 million, net of amounts reserved of approximately $800,000.

In addition, we are subject to claims and legal actions in the ordinary course of business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

9.  Segment Information

We have defined six reportable segments: domestic Company-owned restaurants, domestic commissaries, North America franchising, international operations, variable interest entities (“VIEs”) and “all other” units.

The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken strips, chicken wings, dessert pizza, and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of our Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. BIBP Commodities, Inc., a franchisee-owned corporation, which operated through February 2011, was a VIE in which we were deemed the primary beneficiary, and is the only activity reflected in the VIE segment. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our online and other technology-based ordering platforms.

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

Our segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenues from external customers:
Domestic Company-owned restaurants	$143,527	$127,641	$287,342	$266,312
Domestic commissaries	126,593	121,027	264,203	248,699
North America franchising	19,307	18,227	40,047	38,143
International	17,381	14,269	34,234	27,030
All others	11,771	12,370	24,029	25,817
Total revenues from external customers	$318,579	$293,534	$649,855	$606,001

Intersegment revenues:
Domestic commissaries	$39,953	$35,872	$81,490	$73,972
North America franchising	561	535	1,110	1,083
International	56	58	110	105
Variable interest entities	-	-	-	25,117
All others	2,664	2,571	5,685	5,126
Total intersegment revenues	$43,234	$39,036	$88,395	$105,403

Income (loss) before income taxes:
Domestic Company-owned restaurants	$9,358	$7,421	$21,679	$18,304
Domestic commissaries	7,978	4,321	19,144	13,875
North America franchising	16,619	16,240	34,759	34,249
International	320	(250)	592	(1,066)
All others	471	(298)	866	(676)
Unallocated corporate expenses	(10,025)	(8,517)	(25,191)	(18,286)
Elimination of intersegment profits	(481)	150	(471)	(553)
Total income before income taxes	$24,240	$19,067	$51,378	$45,847

Property and equipment:
Domestic Company-owned restaurants	$179,140
Domestic commissaries	89,308
International	19,032
All others	42,668
Unallocated corporate assets	136,340
Accumulated depreciation and amortization	(279,921)
Net property and equipment	$186,567

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At June 24, 2012, there were 3,973 Papa John’s restaurants (676 Company-owned and 3,297 franchised) operating in all 50 states and 33 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Non-GAAP Measures

In connection with a new multi-year supplier agreement, the Company received a $5.0 million supplier marketing payment in the first quarter of 2012. The Company is recognizing the supplier marketing payment evenly as income over the five-year term of the agreement ($250,000 per quarter). The Company then contributed the supplier marketing payment to the Papa John’s Marketing Fund (“PJMF”), an unconsolidated, non-profit corporation, for the benefit of domestic restaurants. The Company contribution to PJMF was fully expensed in the first quarter of 2012.

PJMF elected to distribute the $5.0 million supplier marketing payment to the domestic system as advertising credits in the first quarter of 2012. Our domestic Company-owned restaurants’ portion of the advertising credits resulted in an increase in income before income taxes of approximately $1.0 million for the six months ended June 24, 2012.

The overall impact of these transactions, defined as the “Incentive Contribution,” was a net increase to income before income taxes of approximately $250,000 for the three months ended June 24, 2012 and a reduction of $3.5 million for the six months ended June 24, 2012. The impact for full-year 2012 will be a reduction to income before income taxes of approximately $3.0 million (or a reduction to diluted earnings per share of approximately $0.08).

The following table reconciles our GAAP financial results to the adjusted financial results, excluding the impact of the Incentive Contribution, for the three and six months ended June 24, 2012:

	Three Months Ended			Six Months Ended
	June 24,	June 26,	Increase	June 24,	June 26,	Increase
(In thousands, except per share amounts)	2012	2011	(decrease)	2012	2011	(decrease)

Income before income taxes, as reported	$24,240	$19,067	$5,173	$51,378	$45,847	$5,531
Incentive Contribution	(250)	-	(250)	3,471	-	3,471
Income before income taxes, excluding Incentive Contribution	$23,990	$19,067	$4,923	$54,849	$45,847	$9,002

Net income, as reported	$14,769	$12,124	$2,645	$31,513	$28,551	$2,962
Incentive Contribution	(164)	-	(164)	2,275	-	2,275
Net income, excluding Incentive Contribution	$14,605	$12,124	$2,481	$33,788	$28,551	$5,237

Earnings per diluted share, as reported	$0.61	$0.47	$0.14	$1.30	$1.11	$0.19
Incentive Contribution	-	-	-	0.09	-	0.09
Earnings per diluted share, excluding Incentive Contribution	$0.61	$0.47	$0.14	$1.39	$1.11	$0.28

The non-GAAP measures we present in this report, which exclude the Incentive Contribution, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. Management believes presenting the financial information excluding the impact of the Incentive Contribution is important for purposes of comparison to prior year results. In addition, management uses these non-GAAP measures to allocate resources, and analyze trends and underlying operating performance. Annual cash bonuses, and certain long-term incentive programs for various levels of management, were based on financial measures that excluded the Incentive Contribution. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures. See “Discussion of Operating Results” below for further analysis regarding the impact of the Incentive Contribution.

In addition, we present free cash flow in this report, which is not a term defined by GAAP. We define free cash flow as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our performance than the Company’s GAAP measures. See “Liquidity and Capital Resources” for a reconciliation of free cash flow to the most directly comparable GAAP measure.

Restaurant Progression

	Three Months Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

North America Company-owned:
Beginning of period	597	592	598	591
Opened	-	3	-	4
Closed	(2)	-	(3)	-
Acquired from franchisees	56	-	56	-
Sold to franchisees	(8)	-	(8)	-
End of period	643	595	643	595
International Company-owned:
Beginning of period	29	21	30	21
Opened	4	2	4	2
Closed	-	-	(1)	-
End of period	33	23	33	23
North America franchised:
Beginning of period	2,498	2,371	2,463	2,346
Opened	35	35	82	67
Closed	(10)	(13)	(22)	(20)
Acquired from Company	8	-	8	-
Sold to Company	(56)	-	(56)	-
End of period	2,475	2,393	2,475	2,393
International franchised:
Beginning of period	809	703	792	688
Opened	28	26	51	49
Closed	(15)	(7)	(21)	(15)
End of period	822	722	822	722
Total restaurants - end of period	3,973	3,733	3,973	3,733

Results of Operations

Summary of Operating Results - Segment Review

Discussion of Revenues

Consolidated revenues were $318.6 million for the second quarter of 2012, an increase of $25.0 million, or 8.5%, over the corresponding 2011 period. For the six months ended June 24, 2012, total revenues were $649.9 million, an increase of 7.2% from revenues of $606.0 million for the comparable period in 2011.  The increases in revenues for the second quarter and six months ended June 24, 2012 were primarily due to the following:

•
Domestic Company-owned restaurant sales increased $15.9 million, or 12.4%, and $21.0 million, or 7.9%, for the three and six months ended June 24, 2012, respectively, due to increases in comparable sales of 7.4% and 5.1% and the net acquisition of 50 restaurants in Denver and Minneapolis from a franchisee in the second quarter of 2012. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

•
North America franchise royalty revenue increased approximately $1.0 million, or 5.5%, and $1.8 million, or 4.7%, for the three and six months ended June 24, 2012, respectively, primarily due to increases in comparable sales of 5.1% and 2.7% and increases in net franchise units over the prior year. Royalty revenue increases were slightly offset by reduced royalties attributable to the Company’s net acquisition of the 50 restaurants noted above.

•
Domestic commissary sales increased $5.6 million, or 4.6%, and $15.5 million, or 6.2%, for the three and six months ended June 24, 2012, respectively, primarily due to higher piece counts resulting in  increases in the volume of restaurant sales.

•
International revenues increased $3.1 million, or 21.8%, and increased $7.2 million, or 26.7%, for the three and six months ended June 24, 2012, respectively, primarily due to increases in the number of restaurants and increases in comparable sales of 6.1% and 7.2% calculated on a constant dollar basis.

•
The above increases were partially offset by decreases in other sales of approximately $600,000, or 4.8%, and $1.8 million, or 6.9%, for the three and six months ended June 24, 2012, respectively, primarily due to a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, partially offset by an increase in online sales.

Discussion of Operating Results

Second quarter 2012 income before income taxes was $24.2 million compared to $19.1 million in the prior year, or a 27.1% increase. Income before taxes was $51.4 million for the six months ended June 24, 2012, compared to $45.8 million for the prior year, or a 12.1% increase. The Incentive Contribution (see ”Non-GAAP Measures” above) increased income before income taxes by $250,000 for the second quarter 2012 and decreased income before income taxes by $3.5 million for the six-month period in 2012. Excluding the net impact of the Incentive Contribution, income before income taxes was $24.0 million for the second quarter 2012, an increase of $4.9 million or 25.8% compared to the same period in the prior year and was $54.8 million for the six-month period in 2012, an increase of $9.0 million or 19.6% compared to the same period in the prior year. Income before income taxes is summarized in the following table on a reporting segment basis (in thousands):

	Three Months Ended			Six Months Ended
	June 24,	June 26,	Increase	June 24,	June 26,	Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Domestic Company-owned restaurants (a)	$9,358	$7,421	$1,937	$21,679	$18,304	$3,375
Domestic commissaries	7,978	4,321	3,657	19,144	13,875	5,269
North America franchising	16,619	16,240	379	34,759	34,249	510
International	320	(250)	570	592	(1,066)	1,658
All others	471	(298)	769	866	(676)	1,542
Unallocated corporate expenses (b)	(10,025)	(8,517)	(1,508)	(25,191)	(18,286)	(6,905)
Elimination of intersegment loss (profit)	(481)	150	(631)	(471)	(553)	82
Total income before income taxes	$24,240	$19,067	$5,173	$51,378	$45,847	$5,531

(a)	Includes the benefit of a $1.0 million advertising credit from PJMF related to the Incentive Contribution in the six months ended June 24, 2012.

(b)	Includes the impact of the Incentive Contribution in 2012 ($250,000 increase for the three-month period and a $4.5 million reduction for the six-month period).

Income before income taxes increased $5.2 million and $5.5 million for the three and six months ended June 24, 2012, respectively ($4.9 million and $9.0 million, respectively, excluding the net impact of the Incentive Contribution). The changes in income before income taxes were due to the following:

•
Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income increased $1.9 million in the second quarter of 2012, and $3.4 million for the six months ended June 24, 2012, including the $1.0 million advertising credit from PJMF. These increases were primarily due to the previously noted comparable sales increases and lower commodity costs for the quarter. Additionally, the six-month period benefited from various supplier incentives.

•
Domestic Commissary Segment. Domestic commissaries’ operating income increased approximately $3.7 million and $5.3 million for three and six months ended June 24, 2012, respectively, primarily due to higher piece counts resulting from increased sales volumes from the previously noted increase in net units and comparable sales, slightly offset by higher distribution costs primarily due to higher fuel prices for the six months ended June 24, 2012.

•
North America Franchising Segment. North America Franchising operating income increased $379,000 and $510,000 for the three and six months ended June 24, 2012, respectively. The increases were due to the previously mentioned royalty revenue increases, substantially offset by an increase in development incentive costs.

•
International Segment. The International Segment reported operating income of $320,000 and $592,000 for the three and six months ended June 24, 2012, respectively. The improvements in operating results of approximately $570,000 and $1.7 million for the three- and six-month periods, respectively, compared to the corresponding 2011 periods were primarily due to increased royalties due to growth in the number of units and the 6.1% and 7.2% increases in comparable sales in the three and six months ended June 24, 2012, respectively, and improved operating results in our United Kingdom commissary.

•
All Others Segment. The “All others” reporting segment reported income of approximately $471,000 and $866,000 for the three and six months ended June 24, 2012, respectively.  The “All Others” reporting segment results increased approximately $769,000 and $1.5 million for the three- and six-month periods, respectively, as compared to the corresponding 2011 periods.  These increases were primarily due to an improvement in our eCommerce operations due to higher online sales. These improved results were somewhat offset by reduced operating results of Preferred Marketing Solutions due to the previously noted reduction in sales.

•
Unallocated Corporate Segment. Unallocated corporate expenses increased approximately $1.5 million and $6.9 million for the three and six months ended June 24, 2012, respectively, compared to the corresponding 2011 periods. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 24,	June 26,	Increase	June 24,	June 26,	Increase
	2012	2011	(decrease)	2012	2011	(decrease)

General and administrative (a)	$8,039	$5,972	$2,067	$16,700	$13,357	$3,343
Supplier marketing (income)
payment (b)	(250)	-	(250)	4,500	-	4,500
Net interest	117	125	(8)	239	559	(320)
Depreciation	1,819	2,240	(421)	3,553	4,418	(865)
Other expense (income)	300	180	120	199	(48)	247
Total unallocated corporate
expenses	$10,025	$8,517	$1,508	$25,191	$18,286	$6,905

(a)
Unallocated general and administrative costs increased primarily due to an increase in short-term management incentive costs. The six-month period was also impacted by additional costs related to our operators’ conference and an increase in legal costs.

(b)	See “Non-GAAP Measures” above for further information.

Diluted earnings per share were $0.61 in the second quarter of 2012 compared to $0.47 in the second quarter of 2011, an increase of $0.14 or 29.8%. For the six months ended June 24, 2012 and June 26, 2011, diluted earnings per share were $1.30 and $1.11, respectively ($1.39 per share for the six months ended June 24, 2012, excluding the impact of the Incentive Contribution, an increase of $0.28 or 25.2%). Diluted weighted average shares outstanding decreased 6.1% and 5.6% for the three and six months ended June 24, 2012, respectively, from the prior year comparable periods. Diluted earnings per share increased $0.03 and $0.07 for the three- and six-month periods, respectively, due to the reduction in shares outstanding.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $143.5 million for the three months ended June 24, 2012, compared to $127.6 million for the same period in 2011, and $287.3 million for the six months ended June 24, 2012, compared to $266.3 million for the same period in 2012.  The increases of $15.9 million and $21.0 million were primarily due to the previously mentioned increases of 7.4% and 5.1% in comparable sales during the three and six months ended June 24, 2012, respectively. The net acquisition of 50 restaurants in Denver and Minneapolis from a franchisee in the second quarter of 2012 also increased sales for both the three- and six-month periods.

North America franchise sales, which are not included in the Company’s revenues, were $447.9 million for the three months ended June 24, 2012, compared to $415.9 million for the same period in 2011, and $917.8 million for the six months ended June 24, 2012, compared to $866.9 million for the same period in 2011.  Domestic franchise comparable sales increased 5.1% for the second quarter and increased 2.7% for the six months ended June 24, 2012, and equivalent units increased 3.1% and 4.1%, respectively, for the comparable periods.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. North America franchise royalties were $19.1 million and $39.6 million for the three and six months ended June 24, 2012, respectively, representing increases of 5.5% and 4.7% from the comparable periods in the prior year. The increases in royalties were primarily due to the previously noted increases in franchise sales.

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

The comparable sales base and average weekly sales for 2012 and 2011 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	June 24, 2012		June 26, 2011
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	643	2,475	595	2,393
Equivalent units	626	2,405	587	2,333
Comparable sales base units	614	2,179	582	2,123
Comparable sales base percentage	98.1%	90.6%	99.1%	91.0%
Average weekly sales - comparable units	$17,746	$14,758	$16,770	$14,109
Average weekly sales - total non-comparable units	$12,421	$10,159	$10,698	$9,689
Average weekly sales - all units	$17,650	$14,326	$16,714	$13,711

	Six Months Ended
	June 24, 2012		June 26, 2011
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	643	2,475	595	2,393
Equivalent units	609	2,409	587	2,313
Comparable sales base units	598	2,186	580	2,114
Comparable sales base percentage	98.2%	90.7%	98.8%	91.4%
Average weekly sales - comparable units	$18,267	$15,082	$17,530	$14,765
Average weekly sales - total non-comparable units	$12,060	$10,470	$11,163	$10,697
Average weekly sales - all units	$18,161	$14,655	$17,456	$14,413

Domestic commissary sales increased 4.6% to $126.6 million for the three months ended June 24, 2012, from $121.0 million in the comparable 2011 period and increased 6.2% to $264.2 million for the six months ended June 24, 2011, from $248.7 million in the comparable 2011 period.  The increases were primarily due to higher piece counts resulting from increases in the volume of restaurant sales.

Other sales decreased $600,000, or 4.8% and $1.8 million, or 6.9%, for the three and six months ended June 24, 2012, respectively.  The decreases are primarily due to declines in sales at our print and promotions subsidiary, Preferred Marketing Solutions, partially offset by increases in online sales.

International revenues increased 21.8% to $17.4 million and 26.7% to $34.2 million for the three and six months ended June 24, 2012, from the prior year comparable periods.  The increases are due to increases in the number of restaurants in addition to increases of 6.1% and 7.2% in comparable sales, calculated on a constant dollar basis, for the three- and six-month periods, respectively.

Costs and expenses.  The restaurant operating margin for domestic Company-owned units was 19.6% for the three months ended June 24, 2012, compared to 19.4% for the same period in 2011, and 20.7% (20.4% excluding the $1.0 million advertising credit from PJMF) for the six months ended June 24, 2012, compared to 20.0% for the same period in 2011. The restaurant operating margin increases of 0.2% and 0.7% for the three and six months ended June 24, 2012, respectively, consisted of the following differences:

•
Cost of sales was 0.7% and 0.6% lower for the three and six months ended June 24, 2012, as compared to the same periods in 2011. The three-month period benefited from lower commodity costs. The six-month period benefited from various supplier incentives.

•
Salaries and benefits were 0.8% and 0.3% higher as a percentage of sales for the three and six months ended June 24, 2012, as compared to the same periods in 2011, primarily due to higher bonuses paid to general managers.

•
Advertising and related costs as a percentage of sales were 0.1% and 0.2% lower for the three and six months ended June 24, 2012. The six-month period included a $1.0 million advertising credit received from PJMF.

•
Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.2% lower for both the three and six months ended June 24, 2012, primarily due to the benefit from increased sales.

Domestic commissary and other margin was 8.1% for the three months ended June 24, 2012, compared to 6.1% for the corresponding period in 2011, and 8.7% for the six months ended June 24, 2012, compared to 7.4% for the corresponding period in 2011, consisting of the following differences:

•
Cost of sales was 2.1% and 1.1% lower as a percentage of revenues for the three and six months ended June 24, 2012, respectively, due to lower commodity costs, primarily cheese, which has a fixed-dollar markup.

•	Salaries and benefits were relatively flat in comparison to prior year (0.2% higher and 0.1% lower as a percentage of revenues for the three and six months ended June 24, 2012, respectively).
•
Other operating expenses as a percentage of sales were 0.1% lower as a percentage of revenues for both the three and six months ended June 24, 2012, respectively, as compared to the same periods in 2011.

International operating expenses were 86.6% of international restaurant and commissary sales for the three months ended June 24, 2012, compared to 85.7% for the same period in 2011, and 85.3% of international restaurant and commissary sales for the six months ended June 24, 2012, compared to 85.8% for the same period in 2011. The increase in operating expenses for the three-month period was primarily due to costs associated with new Company-owned restaurants in China.

General and administrative costs were $31.5 million, or 9.9%, of revenues for the three months ended June 24, 2012, compared to $27.6 million, or 9.4%, of revenues for the same period in 2011, and $63.1 million, or 9.7%, of revenues for the six months ended June 24, 2012, compared to $56.7 million, or 9.4%, of revenues for the same period in 2011. The increases for the three- and six-month periods were primarily due to increases in short-term management incentive costs. The six-month period was also impacted by increased costs related to our operators’ conference and an increase in legal costs.

Other general expenses reflected net expense of $1.1 million for the three months ended June 24, 2012, compared to $1.5 million for the comparable period in 2011, and $6.8 million, for the six months ended June 24, 2012 compared to $2.2 million for the comparable period in 2011, as detailed below (in thousands):

	Three Months Ended			Six Months Ended
	June 24,	June 26,	Increase	June 24,	June 26,	Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Supplier marketing (income) payment (a)	$(250)	$-	$(250)	$4,500	$-	$4,500
Disposition and valuation-related losses	151	200	(49)	116	385	(269)
Provision (credit) for uncollectible accounts
and notes receivable	66	(210)	276	169	(128)	297
Franchise and development incentives (b)	769	346	423	1,501	618	883
Other	399	1,123	(724)	523	1,365	(842)
Total other general expenses	$1,135	$1,459	$(324)	$6,809	$2,240	$4,569

(a)  See “Non-GAAP Measures” above for further information.

(b)  Includes incentives provided to domestic franchisees for opening restaurants.

Depreciation and amortization was $8.1 million (2.5% of revenues) for the three months ended June 24, 2012, compared to $8.4 million (2.9% of revenues) for the same 2011 period, and $16.0 million (2.5% of revenues) for the six months ended June 24, 2012, compared to $16.7 million (2.8% of revenues) for the 2011 period.

Net interest. Net interest expense was approximately $87,000 for the three months ended June 24, 2012, compared to $88,000 for the same period in 2011, and $205,000 for the six months ended June 24, 2012, compared to $519,000 for the same period in 2011. Interest expense was lower for the six-month period due to a lower average outstanding debt balance and a lower effective interest rate.

Income tax expense. Our effective income tax rates were 34.2% and 33.8% for the three and six months ended June 24, 2012, representing increases of 2.7% and 0.6%, from the prior year rates.  The higher effective rates were primarily due to 2011 including a tax refund associated with the resolution of prior years’ tax matters. The effective rates may fluctuate from quarter to quarter for various reasons, including discrete items, such as the settlement or resolution of specific tax issues.

Liquidity and Capital Resources

Our long-term debt is comprised entirely of the outstanding balance under our revolving line of credit. The balance was $50.0 million as of June 24, 2012 and $51.5 million as of December 25, 2011.

In September 2010, we entered into a five-year, $175.0 million unsecured revolving credit facility (“Credit Facility”). The Credit Facility was amended in November 2011 (the “Amended Credit Facility”), which extended the maturity date of the Credit Facility to November 30, 2016. Under the Amended Credit Facility, outstanding balances accrue interest at 75 to 150 basis points over the London Interbank Offered Rate (“LIBOR”) or other bank developed rates at our option (previously interest accrued at 100 to 175 basis points over LIBOR). The commitment fee on the unused balance under the Amended Credit Facility ranges from 17.5 to 25.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Amended Credit Facility.

We have used interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our revolving credit facility. We currently have a swap with a fixed rate of 0.53%, as compared to LIBOR, with a notional amount of $50.0 million. See the notes to condensed consolidated financial statements for additional information.

Our Amended Credit Facility contains customary affirmative and negative covenants, including the following financial covenants, as defined by the Amended Credit Facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	June 24, 2012

Leverage Ratio	Not to exceed 2.5 to 1.0	0.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	5.4 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants at June 24, 2012.

Cash flow provided by operating activities was $65.2 million for the six months ended June 24, 2012, compared to $52.9 million for the same period in 2011.  The increase of approximately $12.2 million was primarily due to additional operating income and favorable working capital changes.

Our free cash flow for the six months ended June 24, 2012 and June 26, 2011 was as follows (in thousands):

	Six Months Ended
	June 24,	June 26,
	2012	2011

Net cash provided by operating activities	$65,162	$52,925
Purchase of property and equipment	(15,046)	(12,422)
Free cash flow (a)	$50,116	$40,503

(a)
We define free cash flow as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. We believe free cash flow is an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. See “Non-GAAP Measures” above for discussion about this non-GAAP measure, its limitations and why we present free cash flow alongside the most directly comparable GAAP measure.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Capital expenditures were $15.0 million during the six months ended June 24, 2012.

During the six months ended June 24, 2012, capital expenditures of $15.0 million and common stock repurchases of $38.7 million (957,000 shares) were funded by cash flow from operations. Subsequent to June 24, 2012, through July 26, 2012, we repurchased an additional 287,000 shares with an aggregate cost of $13.6 million. As of July 26, 2012, $69.2 million remained available for repurchase of common stock under our existing Board of Directors’ authorization.

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

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: aggressive changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales, including an increase in or continuation of the aggressive pricing and promotional environment; new product and concept developments by food industry competitors; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, which could be impacted by challenges securing financing, finding suitable store locations or securing required domestic or foreign government permits and approvals; our ability to successfully integrate the operations of franchised restaurants we acquire; the credit performance of our franchise loan program; adverse macroeconomic or business conditions; general economic and political conditions and resulting impact on consumer buying habits; changes in consumer preferences; increases in or sustained high costs of food ingredients and other commodities, paper, utilities and fuel, including increases related to drought conditions; increased employee compensation, benefits, insurance and similar costs (including the impact of the implementation of federal health care legislation); the ability of the Company to pass along increases in or sustained high costs to franchisees or consumers; the impact of current or future legal claims and current or proposed legislation impacting our business; the impact that product recalls, food quality or safety issues, and general public health concerns could have on our restaurants; currency exchange and interest rates; credit risk associated with parties to leases of restaurants and commissaries, including those Perfect Pizza locations formerly operated by us, for which we remain contractually liable; risks associated with security breaches, including theft of Company and customer information; and increased risks associated with our international operations, including economic and political conditions in our international markets and difficulty in meeting planned sales targets and new store growth for our international operations. These and other risk factors as discussed in detail in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for our 2011 fiscal year could materially affect the Company’s business, financial condition or operating results. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our long-term debt at June 24, 2012 was comprised of a $50.0 million outstanding principal balance on our $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (“LIBOR”) plus a 75 to 150 basis point spread, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

In August 2011, we entered into an interest rate swap agreement that provides for a fixed rate of 0.53%, as compared to LIBOR, with a notional amount of $50.0 million. The interest rate swap agreement expires in August 2013. We had two previous interest rate swap agreements that expired in January 2011. The previous swap agreements provided for fixed rates of 4.98% and 3.74%, as compared to LIBOR, with each having a notional amount of $50.0 million.

The effective interest rate on the revolving line of credit, including the impact of the interest rate swap agreement, was 1.3% as of June 24, 2012. An increase in the present market interest rate of 100 basis points on the line of credit balance outstanding as of June 24, 2012, net of the swap, would have no impact on interest expense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $975.0 million of common stock under a share repurchase program that began on December 9, 1999 and expires on June 30, 2013. Through June 24, 2012, a total of 48.4 million shares with an aggregate cost of $892.2 million have been repurchased under this program. Subsequent to June 24, 2012, through July 26, 2012, we acquired an additional 287,000 shares at an aggregate cost of $13.6 million. As of July 26, 2012, approximately $69.2 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the first six months of 2012 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

12/26/2011 - 01/22/2012	60	$37.72	47,533	$119,292
01/23/2012 - 02/19/2012	-	- *	47,533	$119,292
02/20/2012 - 03/25/2012	312	$37.09	47,845	$107,719
03/26/2012 - 04/22/2012	248	$37.57	48,093	$98,391
04/23/2012 - 05/20/2012	22	$38.67	48,115	$97,561
05/21/2012 - 06/24/2012	315	$46.78	48,430	$82,810

* There were no share repurchases during this period.

Our share repurchase authorization increased from $925 million to $975 million in July 2012. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to December 26, 2011.

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

In May 2012, approximately 13,000 shares of the Company’s common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans, and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6.  Exhibits

Exhibit
Number	Description

10.1*	Separation and Consulting Agreement and Release between Christopher J. Sternberg and Papa John’s International, Inc.

10.2*	Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 10-Q filed on May 1, 2012 is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 24, 2012, filed on July 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 6 of Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: July 31, 2012	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer