Form 10-Q
period 2012-09-23
PAPA JOHNS INTERNATIONAL INC
filed 2012-10-31
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 23, 2012

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

At October 24, 2012, there were outstanding 23,130,154 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	September 23, 2012	December 25, 2011
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$25,353	$18,942
Accounts receivable, net	33,072	28,169
Notes receivable, net	4,245	4,221
Inventories	21,419	20,091
Prepaid expenses	7,444	10,210
Other current assets	5,728	5,555
Deferred income taxes	8,409	7,636
Total current assets	105,670	94,824
Property and equipment, net	185,596	181,910
Notes receivable, less current portion, net	12,757	11,502
Goodwill	78,971	75,085
Other assets	29,485	27,061
Total assets	$412,479	$390,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,072	$32,966
Income and other taxes payable	10,217	3,969
Accrued expenses and other current liabilities	53,026	44,198
Total current liabilities	97,315	81,133
Deferred revenue	8,019	4,780
Long-term debt	50,000	51,489
Other long-term liabilities	24,611	22,014
Long-term accrued income taxes	4,220	3,597
Deferred income taxes	10,508	9,147

Stockholders’ equity:
Preferred stock	-	-
Common stock	371	367
Additional paid-in capital	277,811	262,456
Accumulated other comprehensive income	2,856	1,849
Retained earnings	343,471	298,807
Treasury stock	(416,133)	(353,826)
Total stockholders' equity, net of noncontrolling interests	208,376	209,653
Noncontrolling interests in subsidiaries	9,430	8,569
Total stockholders’ equity	217,806	218,222
Total liabilities and stockholders’ equity	$412,479	$390,382

Note:  The balance sheet at December 25, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
 Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011
North America revenues:
Domestic Company-owned restaurant sales	$143,299	$128,787	$430,641	$395,099
Franchise royalties	18,777	17,967	58,396	55,801
Franchise and development fees	160	155	588	464
Domestic commissary sales	132,666	130,870	396,869	379,569
Other sales	12,581	12,368	36,610	38,185
International revenues:
Royalties and franchise and development fees	4,582	4,054	13,769	11,865
Restaurant and commissary sales	13,449	11,467	38,496	30,686
Total revenues	325,514	305,668	975,369	911,669
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	34,054	32,229	99,391	94,491
Salaries and benefits	39,587	35,012	118,239	107,028
Advertising and related costs	13,920	11,790	39,897	36,477
Occupancy costs	9,185	8,496	25,702	24,304
Other operating expenses	21,490	18,858	62,738	57,265
Total domestic Company-owned restaurant expenses	118,236	106,385	345,967	319,565
Domestic commissary and other expenses:
Cost of sales	111,114	110,387	328,364	320,359
Salaries and benefits	9,654	8,840	27,875	26,502
Other operating expenses	14,082	13,381	41,886	40,050
Total domestic commissary and other expenses	134,850	132,608	398,125	386,911
International operating expenses	11,394	9,634	32,761	26,118
General and administrative expenses	30,426	27,332	93,485	84,023
Other general expenses	1,211	4,777	8,020	7,017
Depreciation and amortization	8,192	7,974	24,223	24,711
Total costs and expenses	304,309	288,710	902,581	848,345
Operating income	21,205	16,958	72,788	63,324
Investment income	136	170	501	552
Interest expense	(284)	(282)	(854)	(1,183)
Income before income taxes	21,057	16,846	72,435	62,693
Income tax expense	7,112	4,906	24,479	20,151
Net income, including noncontrolling interests	13,945	11,940	47,956	42,542
Less: income attributable to noncontrolling interests	(794)	(817)	(3,292)	(2,868)
Net income, net of noncontrolling interests	$13,151	$11,123	$44,664	$39,674

Basic earnings per common share	$0.57	$0.45	$1.89	$1.57
Earnings per common share - assuming dilution	$0.55	$0.44	$1.85	$1.55

Basic weighted average shares outstanding	23,268	24,964	23,685	25,302
Diluted weighted average shares outstanding	23,721	25,146	24,107	25,528

Comprehensive Income	$15,192	$11,687	$48,963	$43,048

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Papa John's International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders'
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity

Balance at December 26, 2010	25,439	$361	$245,380	$849	$243,152	$(291,048)	$8,506	$207,200
Net income	-	-	-	-	39,674	-	2,868	42,542
Other comprehensive income	-	-	-	506	-	-	-	506
Exercise of stock options	459	5	10,976	-	-	-	-	10,981
Tax effect of equity awards	-	-	(1,449)	-	-	-	-	(1,449)
Acquisition of Company
common stock	(1,615)	-	-	-	-	(49,579)	-	(49,579)
Distributions	-	-	-	-	-	-	(3,129)	(3,129)
Stock-based compensation expense	-	-	5,266	-	-	-	-	5,266
Issuance of restricted stock	92	-	(2,253)	-	-	2,253	-	-
Other	-	-	(66)	-	-	282	-	216
Balance at September 25, 2011	24,375	$366	$257,854	$1,355	$282,826	$(338,092)	$8,245	$212,554

Balance at December 25, 2011	24,019	$367	$262,456	$1,849	$298,807	$(353,826)	$8,569	$218,222
Net income	-	-	-	-	44,664	-	3,292	47,956
Other comprehensive income	-	-	-	1,007	-	-	-	1,007
Exercise of stock options	399	4	11,395	-	-	-	-	11,399
Tax effect of equity awards	-	-	695	-	-	-	-	695
Acquisition of Company
common stock	(1,472)	-	-	-	-	(64,146)	-	(64,146)
Distributions	-	-	-	-	-	-	(2,431)	(2,431)
Stock-based compensation expense	-	-	4,932	-	-	-	-	4,932
Issuance of restricted stock	65	-	(1,568)	-	-	1,568	-	-
Other	-	-	(99)	-	-	271	-	172
Balance at September 23, 2012	23,011	$371	$277,811	$2,856	$343,471	$(416,133)	$9,430	$217,806

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 23, 2012	Sept. 25, 2011

Operating activities
Net income, including noncontrolling interests	$47,956	$42,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	1,250	882
Depreciation and amortization	24,223	24,711
Deferred income taxes	647	5,219
Stock-based compensation expense	4,932	5,266
Excess tax benefit on equity awards	(1,717)	(576)
Other	3,789	1,272
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,018)	(3,071)
Inventories	(1,188)	201
Prepaid expenses	2,766	3,506
Other current assets	372	596
Other assets and liabilities	(1,463)	1,000
Accounts payable	1,106	3,896
Income and other taxes payable	6,248	3,023
Accrued expenses and other current liabilities	7,258	(228)
Long-term accrued income taxes	623	55
Deferred revenue	3,989	(1,078)
Net cash provided by operating activities	94,773	87,216

Investing activities
Purchase of property and equipment	(26,425)	(20,647)
Loans issued	(3,951)	(2,598)
Repayments of loans issued	2,620	4,542
Acquisitions, net of cash acquired	(6,175)	-
Proceeds from divestitures of restaurants	1,068	-
Other	4	62
Net cash used in investing activities	(32,859)	(18,641)

Financing activities
Net repayments on line of credit facility	(1,489)	(49,000)
Excess tax benefit on equity awards	1,717	576
Tax payments for restricted stock	(846)	(1,041)
Proceeds from exercise of stock options	11,399	10,981
Acquisition of Company common stock	(64,146)	(49,579)
Distributions to noncontrolling interests	(2,431)	(3,129)
Other	174	97
Net cash used in financing activities	(55,622)	(91,095)
Effect of exchange rate changes on cash and cash equivalents	119	67
Change in cash and cash equivalents	6,411	(22,453)
Cash and cash equivalents at beginning of period	18,942	47,829
Cash and cash equivalents at end of period	$25,353	$25,376

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 23, 2012

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 23, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 25, 2011.

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

Papa John’s had two subsidiaries in which there were noncontrolling interests as of September 23, 2012 and September 25, 2011, which were as follows:

	Restaurants as of Sept. 23, 2012	Restaurants as of Sept. 25, 2011	Restaurant Locations	Papa John's Ownership		Noncontrolling Interest Ownership

Star Papa, LP	76	75	Texas	51%	*	49%	*
Colonel's Limited, LLC	52	52	Maryland and Virginia	70%	*	30%	*

*The ownership percentages were the same for both the 2012 and 2011 periods presented in the accompanying consolidated financial statements.

The income before income taxes attributable to these subsidiaries for the three and nine months ended September 23, 2012 and September 25, 2011 was as follows (in thousands):

	Three Months		Nine Months
	Sept. 23,	Sept. 25,	Sept. 23,	Sept. 25,
	2012	2011	2012	2011

Papa John's International, Inc.	$1,259	$1,377	$5,157	$4,693
Noncontrolling interests	794	817	3,292	2,868
Total income before income taxes	$2,053	$2,194	$8,449	$7,561

The noncontrolling interest holders’ equity in these subsidiaries totaled $9.4 million as of September 23, 2012 and $8.6 million as of December 25, 2011.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of September 23, 2012, we had a net deferred tax liability of approximately $2.1 million.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures. We evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed. See Note 7 “Acquisition and Divestiture of Restaurants” for details related to a subsequent event transaction.

Reclassifications

Certain prior year amounts in the Condensed Consolidated Balance Sheets and the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

3.  Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is comprised of the following (in thousands):

	Foreign Currency	Interest Rate Swaps (a)	Defined Pension Plan	Accumulated Other Comprehensive Income (Loss)
Three Months Ended
Beginning balance - June 26, 2011	$1,608	$-	$-	$1,608
Current period other comprehensive income (loss)	(160)	(93)	-	(253)
Ending balance - September 25, 2011	$1,448	$(93)	$-	$1,355

Beginning balance - June 24, 2012	$1,718	$(80)	$(29)	$1,609
Current period other comprehensive income (loss)	1,256	(9)	-	1,247
Ending balance - September 23, 2012	$2,974	$(89)	$(29)	$2,856

Nine Months Ended
Beginning balance - December 26, 2010	$1,008	$(159)	$-	$849
Current period other comprehensive income (loss)	440	66	-	506
Ending balance - September 25, 2011	$1,448	$(93)	$-	$1,355

Ending balance - December 25, 2011	$1,872	$6	$(29)	$1,849
Current period other comprehensive income (loss)	1,102	(95)	-	1,007
Ending balance - September 23, 2012	$2,974	$(89)	$(29)	$2,856

(a)
Current period other comprehensive income (loss) is shown net of tax of ($54) and ($6) for the three months ended September 25, 2011 and September 23, 2012, respectively and $35 and ($56) for the nine months ended September 25, 2011 and September 23, 2012, respectively.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 23, 2012 and December 25, 2011 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

September 23, 2012
Financial assets:
Cash surrender value of life insurance policies *	$13,088	$13,088	$-	$-

Financial liabilities:
Interest rate swap	142	-	142	-

December 25, 2011
Financial assets:
Cash surrender value of life insurance policies *	$11,387	$11,387	$-	$-
Interest rate swap	11	-	11	-

* Represents life insurance policies held in our non-qualified deferred compensation plan.

There were no transfers among levels within the fair value hierarchy during the nine months ended September 23, 2012.

The fair value of our interest rate swap is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

5.  Debt

Our long-term debt is comprised of the outstanding balance under our revolving line of credit.  The balance was $50.0 million as of September 23, 2012 and $51.5 million as of December 25, 2011.

In September 2010, we entered into a five-year, $175.0 million unsecured revolving credit facility (“Credit Facility”). The Credit Facility was amended in November 2011 (the “Amended Credit Facility”), which extended the maturity date of the Credit Facility to November 30, 2016. Under the Amended Credit Facility, outstanding balances accrue interest at 75 basis points to 150 basis points over LIBOR or other bank developed rates at our option (previously interest accrued at 100 basis points to 175 basis points above LIBOR). The remaining availability under the Amended Credit Facility, reduced for outstanding letters of credit, was approximately $111.5 million as of September 23, 2012. The fair value of the outstanding debt approximates the carrying value since the debt agreements are variable-rate instruments.

The Amended Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At September 23, 2012, we were in compliance with these covenants.

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

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap are accounted for as adjustments to interest expense. As of September 23, 2012, the swap is a highly effective cash flow hedge.

The weighted average interest rates for our revolving credit facilities, including the impact of the swap agreements, were 1.3% for each of the three months ended September 23, 2012 and September 25, 2011, and 1.3% and 2.0% for the nine months ended September 23, 2012 and September 25, 2011, respectively. Interest paid, including payments made or received under the swaps, was $237,000 and $230,000 for the three months ended September 23, 2012 and September 25, 2011, respectively, and $718,000 and $1.4 million for the nine months ended September 23, 2012 and September 25, 2011, respectively. The interest rate swap (liability of $142,000 at September 23, 2012) will be recorded as interest expense over the next twelve months.

6.  Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	Sept. 23,	Sept. 25,	Sept. 23,	Sept. 25,
	2012	2011	2012	2011

Basic earnings per common share:
Net income	$13,151	$11,123	$44,664	$39,674
Weighted average shares outstanding	23,268	24,964	23,685	25,302
Basic earnings per common share	$0.57	$0.45	$1.89	$1.57

Earnings per common share - assuming dilution:
Net income	$13,151	$11,123	$44,664	$39,674

Weighted average shares outstanding	23,268	24,964	23,685	25,302
Dilutive effect of outstanding compensation awards	453	182	422	226
Diluted weighted average shares outstanding	23,721	25,146	24,107	25,528
Earnings per common share - assuming dilution	$0.55	$0.44	$1.85	$1.55

Shares subject to options to purchase common stock with an exercise price greater than the average market price were not included in the computation of earnings per common share – assuming dilution because the effect would have been antidilutive. The weighted average number of shares subject to the antidilutive options was 207,000 for the three months ended September 25, 2011 and 306,000 for the nine months ended September 25, 2011 (none for the three and nine months ended September 23, 2012).

7.  Acquisition and Divestiture of Restaurants

During the second quarter of 2012, we completed the acquisition of 56 franchised Papa John’s restaurants located in the Denver and Minneapolis markets. The purchase price, which was paid in cash, was $5.2 million net of divestiture proceeds of $0.7 million from the sale of six restaurants located in the Denver market to an existing franchisee. This business combination was accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial results.

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

On July 23, 2012, Papa John’s and a third party formed a limited liability company (PJ Minnesota, LLC) to operate the previously acquired Minneapolis restaurants. The Company’s equity (80% ownership) in the operations was funded by the contribution of the acquired restaurants, while the third party’s equity (20% ownership) was funded through a $275,000 loan issued by Papa John’s and a $25,000 cash contribution. There was no gain on this transaction. We are required to fully consolidate the financial results of this limited liability company.

Subsequent to the end of our third quarter, Papa John’s and a third party formed a limited liability company (PJ Denver, LLC) to operate the previously acquired Denver restaurants. The Company’s equity (60% ownership) in the operations was funded by the contribution of the acquired restaurants and cash (total value of $2.5 million), while the third party’s equity (40% ownership) was funded by a cash contribution of $1.7 million. We will be required to consolidate the financial results of this limited liability company.

8.  Commitments and Contingencies

In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment of approximately 40 leases, which have varying terms with most expiring by the end of 2015. As the initial party to the lease agreements, we are liable to the extent the primary obligor does not satisfy its payment obligations. The estimated maximum amount of undiscounted rental payments we would be required to make in the event of non-payment under these leases is approximately $1.8 million, net of amounts reserved of approximately $700,000.

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

The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza, side items and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of our Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. BIBP Commodities, Inc., a franchisee-owned corporation, which operated through February 2011, was a VIE in which we were deemed the primary beneficiary, and is the only activity reflected in the VIE segment. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our online and other technology-based ordering platforms.

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

Our segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011
Revenues from external customers:
Domestic Company-owned restaurants	$143,299	$128,787	$430,641	$395,099
Domestic commissaries	132,666	130,870	396,869	379,569
North America franchising	18,937	18,122	58,984	56,265
International	18,031	15,521	52,265	42,551
All others	12,581	12,368	36,610	38,185
Total revenues from external customers	$325,514	$305,668	$975,369	$911,669

Intersegment revenues:
Domestic commissaries	$42,313	$38,702	$123,802	$112,674
North America franchising	546	542	1,656	1,625
International	60	58	171	163
Variable interest entities	-	-	-	25,117
All others	2,758	2,793	8,443	7,919
Total intersegment revenues	$45,677	$42,095	$134,072	$147,498

Income (loss) before income taxes:
Domestic Company-owned restaurants	$5,549	$4,273	$27,228	$22,577
Domestic commissaries	6,846	7,237	25,990	21,112
North America franchising	16,070	15,941	50,829	50,190
International	625	249	1,217	(817)
All others	732	(66)	1,598	(742)
Unallocated corporate expenses	(9,007)	(11,085)	(34,198)	(29,371)
Elimination of intersegment profits	242	297	(229)	(256)
Total income before income taxes	$21,057	$16,846	$72,435	$62,693

Property and equipment:
Domestic Company-owned restaurants	$180,973
Domestic commissaries	92,192
International	20,702
All others	36,199
Unallocated corporate assets	139,153
Accumulated depreciation and amortization	(283,623)
Net property and equipment	$185,596

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At September 23, 2012, there were 4,029 Papa John’s restaurants (680 Company-owned and 3,349 franchised) operating in all 50 states and 34 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

PJMF elected to distribute the $5.0 million supplier marketing payment to the domestic system as advertising credits in the first quarter of 2012. Our domestic Company-owned restaurants’ portion of the advertising credits resulted in an increase in income before income taxes of approximately $1.0 million for the nine months ended September 23, 2012.

The overall impact of the two transactions described above, which are collectively defined as the “Incentive Contribution,” was a net increase to income before income taxes of approximately $250,000 for the three months ended September 23, 2012 and a reduction of $3.2 million for the nine months ended September 23, 2012. The impact for full-year 2012 will be a reduction to income before income taxes of approximately $3.0 million (or a reduction to diluted earnings per share of approximately $0.08).

The following table reconciles our GAAP financial results to the adjusted financial results, excluding the impact of the Incentive Contribution, for the three and nine months ended September 23, 2012:

	Three Months Ended			Nine Months Ended
	Sept. 23,	Sept. 25,	Increase	Sept. 23,	Sept. 25,	Increase
(In thousands, except per share amounts)	2012	2011	(decrease)	2012	2011	(decrease)

Income before income taxes, as reported	$21,057	$16,846	$4,211	$72,435	$62,693	$9,742
Incentive Contribution	(250)	-	(250)	3,221	-	3,221
Income before income taxes, excluding Incentive Contribution	$20,807	$16,846	$3,961	$75,656	$62,693	$12,963

Net income, as reported	$13,151	$11,123	$2,028	$44,664	$39,674	$4,990
Incentive Contribution	(159)	-	(159)	2,116	-	2,116
Net income, excluding Incentive Contribution	$12,992	$11,123	$1,869	$46,780	$39,674	$7,106

Earnings per diluted share, as reported	$0.55	$0.44	$0.11	$1.85	$1.55	$0.30
Incentive Contribution	-	-	-	0.09	-	0.09
Earnings per diluted share, excluding Incentive Contribution	$0.55	$0.44	$0.11	$1.94	$1.55	$0.39

The presentation in this report of financial results excluding the Incentive Contribution are non-GAAP measures and should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. Management believes presenting the financial information excluding the impact of the Incentive Contribution is important for purposes of comparison to prior year results. In addition, management uses these non-GAAP measures to allocate resources, and analyze trends and underlying operating performance. Annual cash bonuses, and certain long-term incentive programs for various levels of management, were based on financial measures that excluded the Incentive Contribution. See “Discussion of Operating Results” below for further analysis regarding the impact of the Incentive Contribution.

In addition, we present free cash flow in this report, which is a non-GAAP measure. We define free cash flow as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our performance than the Company’s GAAP measures. See “Liquidity and Capital Resources” for a reconciliation of free cash flow to the most directly comparable GAAP measure.

The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Restaurant Progression

	Three Months Ended		Nine Months Ended
	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011

North America Company-owned:
Beginning of period	643	595	598	591
Opened	2	2	2	6
Closed	-	-	(3)	-
Acquired from franchisees	1	-	57	-
Sold to franchisees	(3)	-	(11)	-
End of period	643	597	643	597
International Company-owned:
Beginning of period	33	23	30	21
Opened	5	3	9	5
Closed	(1)	-	(2)	-
End of period	37	26	37	26
North America franchised:
Beginning of period	2,475	2,393	2,463	2,346
Opened	45	36	127	103
Closed	(9)	(16)	(31)	(36)
Acquired from Company	3	-	11	-
Sold to Company	(1)	-	(57)	-
End of period	2,513	2,413	2,513	2,413
International franchised:
Beginning of period	822	722	792	688
Opened	23	33	74	82
Closed	(9)	(11)	(30)	(26)
End of period	836	744	836	744
Total restaurants - end of period	4,029	3,780	4,029	3,780

Results of Operations

Summary of Operating Results - Segment Review

Discussion of Revenues

Consolidated revenues were $325.5 million for the third quarter of 2012, an increase of $19.8 million, or 6.5%, over the corresponding 2011 period. For the nine months ended September 23, 2012, total revenues were $975.4 million, an increase of $63.7 million, or 7.0%, from revenues of $911.7 million for the comparable period in 2011.  The increases in revenues for the third quarter and nine months ended September 23, 2012 were primarily due to the following:

●
Domestic Company-owned restaurant sales increased $14.5 million, or 11.3%, and $35.5 million, or 9.0%, for the three and nine months ended September 23, 2012, respectively, due to increases in comparable sales of 5.0% and 5.1% and the net acquisition of 50 restaurants in the Denver and Minneapolis markets from a franchisee in the second quarter of 2012. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

●
North America franchise royalty revenue increased approximately $800,000, or 4.5%, and $2.6 million, or 4.7%, for the three and nine months ended September 23, 2012, respectively, primarily due to increases in comparable sales of 1.7% and 2.4% and increases in net franchise units over the prior year. Royalty revenue increases were slightly offset by reduced royalties attributable to the Company’s net acquisition of the 50 restaurants noted above.

●
Domestic commissary sales increased $1.8 million, or 1.4%, and $17.3 million, or 4.6%, for the three and nine months ended September 23, 2012, respectively, primarily due to higher commissary product volumes resulting from increases in the volume of restaurant sales, partially offset by lower revenues due to lower commodity costs.

●
International revenues increased $2.5 million, or 16.2%, and increased $9.7 million, or 22.8%, for the three and nine months ended September 23, 2012, respectively, primarily due to increases in the number of Company-owned and franchised restaurants and increases in comparable sales of 6.9% and 7.1%, calculated on a constant dollar basis.

●
Other sales increased approximately $200,000, or 1.7%, for the three months ended September 23, 2012, and decreased $1.6 million, or 4.1%, for the nine months ended September 23, 2012. The decrease for the nine-month period was primarily due to a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, partially offset by an increase in online sales.

Discussion of Operating Results

Third quarter 2012 income before income taxes was $21.1 million compared to $16.8 million in the prior year, or a 25.0% increase. Income before income taxes was $72.4 million for the nine months ended September 23, 2012, compared to $62.7 million for the prior year, or a 15.5% increase. The Incentive Contribution (see “Non-GAAP Measures” above) increased income before income taxes by $250,000 for the third quarter of 2012 and decreased income before income taxes by $3.2 million for the nine-month period of 2012. Excluding the net impact of the Incentive Contribution, income before income taxes was $20.8 million for the third quarter of 2012, an increase of $4.0 million or 23.5% compared to the same period in the prior year and was $75.7 million for the nine-month period of 2012, an increase of $13.0 million, or 20.7%, compared to the same period in the prior year. Income before income taxes is summarized in the following table on a reporting segment basis (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 23,	Sept. 25,	Increase	Sept. 23,	Sept. 25,	Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Domestic Company-owned restaurants (a)	$5,549	$4,273	$1,276	$27,228	$22,577	$4,651
Domestic commissaries	6,846	7,237	(391)	25,990	21,112	4,878
North America franchising	16,070	15,941	129	50,829	50,190	639
International	625	249	376	1,217	(817)	2,034
All others	732	(66)	798	1,598	(742)	2,340
Unallocated corporate expenses (b)	(9,007)	(11,085)	2,078	(34,198)	(29,371)	(4,827)
Elimination of intersegment loss (profit)	242	297	(55)	(229)	(256)	27
Total income before income taxes	$21,057	$16,846	$4,211	$72,435	$62,693	$9,742

(a)
Includes the benefit of a $1.0 million advertising credit from PJMF related to the Incentive Contribution for the nine months ended September 23, 2012. See “Non-GAAP Measures” above for further information about the Incentive Contribution.

(b)	Includes the impact of the Incentive Contribution in 2012 ($250,000 increase for the three-month period and a $4.3 million reduction for the nine-month period).

Income before income taxes increased $4.2 million and $9.7 million for the three and nine months ended September 23, 2012, respectively ($4.0 million and $13.0 million, respectively, excluding the net impact of the Incentive Contribution). The changes in income before income taxes were due to the following:

●
Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income increased $1.3 million in the third quarter of 2012, and $4.7 million for the nine months ended September 23, 2012, including the $1.0 million advertising credit from PJMF. These increases were primarily due to the previously noted comparable sales increases and lower commodity costs, including cheese, partially offset by higher local advertising, including additional costs for newly acquired markets. Additionally, the nine-month period benefited from various supplier incentives.

●
Domestic Commissary Segment. Domestic commissaries’ income decreased approximately $400,000 and increased approximately $4.9 million for three and nine months ended September 23, 2012, respectively. The decrease for the three-month period was primarily due to lower margins resulting from lower prices charged to restaurants and higher distribution costs, slightly offset by increased profits from higher restaurant sales. The increase for the nine-month period was primarily due to higher commissary product volumes resulting from increased sales volumes from the previously noted increase in net units and comparable sales, slightly offset by higher distribution costs.

●
North America Franchising Segment. North America Franchising income increased approximately $100,000 and $600,000 for the three and nine months ended September 23, 2012, respectively. The increases were due to the previously mentioned royalty revenue increases, partially offset by both an increase in development incentive costs and a reduction in royalties attributable to the Company’s net acquisition of the 50 Denver and Minneapolis restaurants.

●
International Segment. The International Segment reported income of approximately $600,000 and $1.2 million for the three and nine months ended September 23, 2012, respectively. The improvements in operating results of approximately $400,000 and $2.0 million for the three- and nine-month periods, respectively, compared to the corresponding 2011 periods were primarily due to increased royalties due to growth in the number of units and the 6.9% and 7.1% increases in comparable sales in the three and nine months ended September 23, 2012, respectively, and improved operating results at our United Kingdom commissary.

●
All Others Segment. The “All others” reporting segment reported income of approximately $700,000 and $1.6 million for the three and nine months ended September 23, 2012, respectively. The “All Others” reporting segment results increased approximately $800,000 and $2.3 million for the three- and nine-month periods, respectively, as compared to the corresponding 2011 periods. These increases were primarily due to an improvement in our eCommerce operations due to higher online sales. These improved results were somewhat offset by reduced operating results of Preferred Marketing Solutions due to the previously noted reduction in sales.

●
Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $2.1 million and increased approximately $4.8 million for the three and nine months ended September 23, 2012, respectively, compared to the corresponding 2011 periods. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 23,	Sept. 25,	Increase	Sept. 23,	Sept. 25,	Increase
	2012	2011	(decrease)	2012	2011	(decrease)

General and administrative (a)	$7,589	$5,629	$1,960	$24,289	$18,987	$5,302
Supplier marketing (income)
payment (b)	(250)	-	(250)	4,250	-	4,250
Net interest	153	116	37	392	675	(283)
Depreciation	1,829	1,818	11	5,382	6,236	(854)
Franchise incentives and initiatives (c)	-	2,754	(2,754)	-	2,754	(2,754)
Perfect Pizza lease obligation (d)	-	782	(782)	197	782	(585)
Other income	(315)	(14)	(301)	(312)	(63)	(249)
Total unallocated corporate
expenses	$9,006	$11,085	$(2,079)	$34,198	$29,371	$4,827

(a)
Unallocated general and administrative costs increased for the three- and nine-month periods primarily due to an increase in legal and insurance costs. The nine-month period was also impacted by higher short-term management incentive costs and higher costs related to our operators' conference.

(b)	See "Non-GAAP Measures" above for further information about the Incentive Contribution.

(c)	In 2011, we offered incentives to domestic franchisees for meeting certain sales targets, including comparable sales, transactions and online sales.

(d)
The Perfect Pizza lease obligation relates to rents, taxes and insurance associated with the former Perfect Pizza operations in the United Kingdom. See the notes to condensed consolidated financial statements for additional information.

Diluted earnings per share were $0.55 in the third quarter of 2012 compared to $0.44 in the third quarter of 2011, an increase of $0.11, or 25.0%. For the nine months ended September 23, 2012 and September 25, 2011, diluted earnings per share were $1.85 and $1.55, respectively ($1.94 per share for the nine months ended September 23, 2012, excluding the impact of the Incentive Contribution, an increase of $0.39 or 25.2%). Diluted weighted average shares outstanding decreased 5.7% and 5.6% for the three and nine months ended September 23, 2012, respectively, from the prior year comparable periods. Diluted earnings per share increased $0.03 and $0.10 for the three- and nine-month periods, respectively, due to the reduction in shares outstanding.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $143.3 million for the three months ended September 23, 2012, compared to $128.8 million for the same period in 2011, and $430.6 million for the nine months ended September 23, 2012, compared to $395.1 million for the same period in 2012.  The increases of $14.5 million and $35.5 million were primarily due to the previously mentioned increases of 5.0% and 5.1% in comparable sales during the three and nine months ended September 23, 2012, respectively. The net acquisition of 50 restaurants in Denver and Minneapolis from a franchisee in the second quarter of 2012 also increased sales.

North America franchise sales, which are not included in the Company’s revenues, were $434.6 million for the three months ended September 23, 2012, compared to $419.7 million for the same period in 2011, and $1.352 billion for the nine months ended September 23, 2012, compared to $1.287 billion for the same period in 2011.  Domestic franchise comparable sales increased 1.7% for the third quarter and increased 2.4% for the nine months ended September 23, 2012, and equivalent units increased 2.7% and 3.7%, respectively, for the comparable periods.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. North America franchise royalties were $18.8 million and $58.4 million for the three and nine months ended September 23, 2012, respectively, representing increases of 4.5% and 4.7% from the comparable periods in the prior year. The increases in royalties were primarily due to the previously noted increases in franchise sales.

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

The comparable sales base and average weekly sales for 2012 and 2011 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	September 23, 2012		September 25, 2011
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	643	2,513	597	2,413
Equivalent units	638	2,391	591	2,328
Comparable sales base units	631	2,187	582	2,150
Comparable sales base percentage	98.9%	91.5%	98.5%	92.4%
Average weekly sales - comparable units	$17,329	$14,353	$16,850	$14,154
Average weekly sales - total non-comparable units	$12,519	$9,980	$11,144	$10,422
Average weekly sales - all units	$17,274	$13,980	$16,763	$13,869

	Nine Months Ended
	September 23, 2012		September 25, 2011
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	643	2,513	597	2,413
Equivalent units	618	2,403	588	2,318
Comparable sales base units	609	2,186	581	2,126
Comparable sales base percentage	98.5%	91.0%	98.8%	91.7%
Average weekly sales - comparable units	$17,943	$14,839	$17,303	$14,559
Average weekly sales - total non-comparable units	$12,179	$10,316	$11,155	$10,612
Average weekly sales - all units	$17,856	$14,431	$17,224	$14,231

Domestic commissary sales increased 1.4% to $132.7 million for the three months ended September 23, 2012, from $130.9 million in the comparable 2011 period and increased 4.6% to $396.9 million for the nine months ended September 23, 2012, from $379.6 million in the comparable 2011 period.  The increases were primarily due to higher commissary product volumes resulting from increases in the volume of restaurant sales slightly offset by lower revenues due to lower commodity costs.

Other sales increased approximately $200,000, or 1.7%, and decreased $1.6 million, or 4.1%, for the three and nine months ended September 23, 2012, respectively.  The decrease for the nine-month period was primarily due to a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, partially offset by an increase in online sales.

International revenues increased 16.2% to $18.0 million and 22.8% to $52.3 million for the three and nine months ended September 23, 2012, from the prior year comparable periods.  The increases were due to increases in the number of Company-owned and franchised restaurants in addition to increases of 6.9% and 7.1% in comparable sales, calculated on a constant dollar basis, for the three- and nine-month periods, respectively.

Costs and expenses.  The restaurant operating margin for domestic Company-owned units was 17.5% for the three months ended September 23, 2012, compared to 17.4% for the same period in 2011, and 19.7% (19.4% excluding the $1.0 million advertising credit from PJMF) for the nine months ended September 23, 2012, compared to 19.1% for the same period in 2011. The restaurant operating margin increases of 0.1% and 0.6% for the three and nine months ended September 23, 2012, respectively, consisted of the following differences:

●
Cost of sales was 1.3% and 0.8% lower for the three and nine months ended September 23, 2012, as compared to the same periods in 2011 due to lower commodity costs, primarily cheese. Additionally, the nine-month period benefited from various supplier incentives.

●
Salaries and benefits were 0.4% higher as a percentage of sales for both the three and nine months ended September 23, 2012, as compared to the same periods in 2011, primarily due to higher bonuses paid to general managers.

●
Advertising and related costs as a percentage of sales were 0.6% higher for the three months ended September 23, 2012. The nine-month period was flat and included a $1.0 million advertising credit received from PJMF. The higher costs, excluding the advertising credit from PJMF, were due to increased local advertising, including additional costs for newly acquired markets.

●	Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.2% higher and 0.1% lower for the three and nine months ended September 23, 2012, respectively.

Domestic commissary and other margin was 7.2% for the three months ended September 23, 2012, compared to 7.4% for the corresponding period in 2011, and was 8.2% for the nine months ended September 23, 2012, compared to 7.4% for the corresponding period in 2011, consisting of the following differences:

●
Cost of sales was 0.6% and 0.9% lower as a percentage of revenues for the three and nine months ended September 23, 2012, respectively, due to lower commodity costs, primarily cheese, which has a fixed-dollar markup and due to the benefit of increased online sales.

●
Salaries and benefits were 0.4% and 0.1% higher as a percentage of revenues for the three and nine months ended September 23, 2012, respectively. The increases were due to the previously mentioned higher commissary product volumes.

●
Other operating expenses as a percentage of sales were 0.4% and 0.1% higher as a percentage of revenues for the three and nine months ended September 23, 2012, respectively, as compared to the same periods in 2011 due primarily to higher distribution costs.

International operating expenses were 84.7% of international restaurant and commissary sales for the three months ended September 23, 2012, compared to 84.0% for the same period in 2011, and 85.1% of international restaurant and commissary sales for both the 2012 and 2011 nine-month periods. The increase in operating expenses for the three-month period was primarily due to costs associated with new Company-owned restaurants in China.

General and administrative costs were $30.4 million, or 9.3%, of revenues for the three months ended September 23, 2012, compared to $27.3 million, or 8.9%, of revenues for the same period in 2011, and $93.5 million, or 9.6%, of revenues for the nine months ended September 23, 2012, compared to $84.0 million, or 9.2%, of revenues for the same period in 2011. The increases for the three- and nine-month periods were primarily due to increases in legal and insurance costs. The nine-month period was also impacted by higher short-term management incentive costs and higher costs related to our operators’ conference.

Other general expenses reflected net expense of $1.2 million for the three months ended September 23, 2012, compared to $4.8 million for the comparable period in 2011, and $8.0 million, for the nine months ended September 23, 2012 compared to $7.0 million for the comparable period in 2011, as detailed below (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 23,	Sept. 25,	Increase	Sept. 23,	Sept. 25,	Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Supplier marketing (income) payment (a)	$(250)	$-	$(250)	$4,250	$-	$4,250
Disposition and valuation-related losses	344	120	224	460	506	(46)
Provision for uncollectible accounts
and notes receivable	297	583	(286)	466	455	11
Franchise and development incentives (b)	929	3,307	(2,378)	2,403	3,927	(1,524)
Perfect Pizza lease obligation (c)	-	782	(782)	197	782	(585)
Other	(109)	(15)	(94)	244	1,347	(1,103)
Total other general expenses	$1,211	$4,777	$(3,566)	$8,020	$7,017	$1,003

(a)	See “Non-GAAP Measures” above for further information about the Incentive Contribution.

(b)
Includes incentives provided to domestic franchisees for opening restaurants. The 2011 amounts include approximately $2.8 million of incentives offered to domestic franchisees for meeting certain sales targets, including driving comparable sales, transactions and online sales.

(c)
The Perfect Pizza lease obligation relates to rents, taxes and insurance associated with the former Perfect Pizza operations in the United Kingdom. See the notes to condensed consolidated financial statements for additional information.

Depreciation and amortization was $8.2 million (2.5% of revenues) for the three months ended September 23, 2012, compared to $8.0 million (2.6% of revenues) for the same 2011 period, and $24.2 million (2.5% of revenues) for the nine months ended September 23, 2012, compared to $24.7 million (2.7% of revenues) for the 2011 period.

Net interest. Net interest expense was approximately $148,000 for the three months ended September 23, 2012, compared to $112,000 for the same period in 2011, and $353,000 for the nine months ended September 23, 2012, compared to $631,000 for the same period in 2011. Interest expense was lower for the nine-month period due to a lower average outstanding debt balance and a lower effective interest rate.

Income tax expense. Our effective income tax rates were 33.8% for both the three and nine months ended September 23, 2012, representing increases of 4.7% and 1.7%, from the prior year rates.  Our effective income tax rate may fluctuate from quarter to quarter for various reasons, including the settlement or resolution of specific federal and state issues. The prior year included significant favorable tax resolution items.

Liquidity and Capital Resources

Our long-term debt is comprised entirely of the outstanding balance under our revolving line of credit. The balance was $50.0 million as of September 23, 2012 and $51.5 million as of December 25, 2011.

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

Our Amended Credit Facility contains customary affirmative and negative covenants, including the following financial covenants, as defined by the Amended Credit Facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	September 23, 2012

Leverage Ratio	Not to exceed 2.5 to 1.0	0.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	5.5 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants at September 23, 2012.

Cash flow provided by operating activities was $94.8 million for the nine months ended September 23, 2012, compared to $87.2 million for the same period in 2011.  The increase of approximately $7.6 million was primarily due to higher operating income and favorable changes in working capital.

Our free cash flow for the nine months ended September 23, 2012 and September 25, 2011 was as follows (in thousands):

	Nine Months Ended
	Sept. 23,	Sept. 25,
	2012	2011

Net cash provided by operating activities	$94,773	$87,216
Purchase of property and equipment	(26,425)	(20,647)
Free cash flow (a)	$68,348	$66,569

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

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities. Capital expenditures were $26.4 million during the nine months ended September 23, 2012.

During the nine months ended September 23, 2012, capital expenditures of $26.4 million and common stock repurchases of $64.1 million (1.5 million shares) were funded by cash flow from operations. Subsequent to September 23, 2012, through October 24, 2012, we repurchased an additional 107,000 shares of our common stock at an aggregate cost of $5.6 million. As of October 24, 2012, $51.8 million remained available for repurchase of common stock under our existing Board of Directors’ authorization.

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

The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to: aggressive changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales, including an increase in or continuation of the aggressive pricing and promotional environment; new product and concept developments by food industry competitors; increases in or sustained high costs of food ingredients and other commodities, paper, utilities and fuel, including increases related to drought conditions; the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, which could be impacted by challenges securing financing, finding suitable store locations or securing required domestic or foreign government permits and approvals; our ability to successfully integrate the operations of franchised restaurants we acquire; the credit performance of our franchise loan program; adverse macroeconomic or business conditions; general economic and political conditions, including increasing tax rates, and their resulting impact on consumer buying habits; changes in consumer preferences; increased employee compensation, benefits, insurance and similar costs (including the impact of the implementation of federal health care legislation); the ability of the Company to pass along increases in or sustained high costs to franchisees or consumers; the impact of current or future legal claims and current or proposed legislation impacting our business; the impact that product recalls, food quality or safety issues, and general public health concerns could have on our restaurants; currency exchange and interest rates; credit risk associated with parties to leases of restaurants and commissaries, including those Perfect Pizza locations formerly operated by us, for which we remain contractually liable; risks associated with security breaches, including theft of Company and customer information; and increased risks associated with our international operations, including economic and political conditions in our international markets and difficulty in meeting planned sales targets and new store growth for our international operations. These and other risk factors as discussed in detail in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for our 2011 fiscal year could materially affect the Company’s business, financial condition or operating results. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our long-term debt at September 23, 2012 was comprised of a $50.0 million outstanding principal balance on our $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (“LIBOR”) plus a 75 to 150 basis point spread, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

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

The effective interest rate on the revolving line of credit, including the impact of the interest rate swap agreement, was 1.3% as of September 23, 2012. An increase in the present market interest rate of 100 basis points on the line of credit balance outstanding as of September 23, 2012, net of the swap, would have no impact on interest expense.

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

The following table presents the actual average block price for cheese by quarter through the third quarter of 2012 and the projected average block prices for the fourth quarter and full year of 2012 and for 2013 by quarter and full year (based on the October 24, 2012 Chicago Mercantile Exchange cheese futures market prices).

	2013		2012		2011
	Projected		Projected		Actual
	Block Price		Block Price		Block Price

Quarter 1	$1.884	*	$1.522		$1.695
Quarter 2	1.842	*	1.539		1.736
Quarter 3	1.828	*	1.750		2.006
Quarter 4	1.811	*	2.018	*	1.760
Full Year	$1.841	*	$1.713	*	$1.799

*amounts are estimates based on futures prices

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $975.0 million of common stock under a share repurchase program that began on December 9, 1999 and expires on June 30, 2013. Through September 23, 2012, a total of 48.9 million shares with an aggregate cost of $917.6 million have been repurchased under this program. Subsequent to September 23, 2012, through October 24, 2012, we acquired an additional 107,000 shares at an aggregate cost of $5.6 million. As of October 24, 2012, approximately $51.8 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the first nine months of 2012 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total	Average		of Shares	Value of Shares
	Number	Price		Purchased as Part of	that May Yet Be
	of Shares	Paid per		Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share		Plans or Programs	Plans or Programs

12/26/2011 - 01/22/2012	60	$37.72		47,533	$119,292
01/23/2012 - 02/19/2012	-	-	*	47,533	$119,292
02/20/2012 - 03/25/2012	312	$37.09		47,845	$107,719
03/26/2012 - 04/22/2012	248	$37.57		48,093	$98,391
04/23/2012 - 05/20/2012	22	$38.67		48,115	$97,561
05/21/2012 - 06/24/2012	315	$46.78		48,430	$82,810
06/25/2012 - 07/22/2012	264	$47.12		48,694	$70,390
07/23/2012 - 08/19/2012	111	$51.25		48,805	$64,710
08/20/2012 - 09/23/2012	140	$52.05		48,945	$57,392

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

101
Financial statements from the quarterly report on Form 10-Q of Papa John's International, Inc. for the quarter ended September 23, 2012, filed on October 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN'S INTERNATIONAL, INC.
(Registrant)

Date: October 31, 2012	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer