Form 10-K
period 2012-12-30
PAPA JOHNS INTERNATIONAL INC
filed 2013-02-28
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 30, 2012
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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 24, 2012, was approximately $830,924,589.

As of February 24, 2013, there were 22,467,123 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 1, 2013.

PART I

Item 1.  Business

General

Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and restaurant-based delivery restaurants under the trademark “Papa John’s”. The first Company-owned Papa John’s restaurant opened in 1985 and the first franchised restaurant opened in 1986. At December 30, 2012, there were 4,163 Papa John’s restaurants in operation, consisting of 696 Company-owned and 3,467 franchised restaurants operating domestically in all 50 states and in 35 countries. Our Company-owned restaurants include 182 restaurants operated under four joint venture arrangements. We also own and operate restaurants in Beijing and North China (48 units at December 30, 2012).

Papa John’s has defined six reportable segments: domestic Company-owned restaurants, domestic commissaries (Quality Control Centers), North America franchising, international operations, variable interest entities (“VIEs”) and “all other” business units.  North America is defined as the United States and Canada. Domestic is defined as the contiguous United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 21” of “Notes to Consolidated Financial Statements” for financial information about these segments for the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010.

All of our periodic and current reports filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, are available, free of charge, through our website located at www.papajohns.com, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Those documents are available through our website as soon as reasonably practicable after we electronically file them with the SEC. We also make available free of charge on our website our Corporate Governance Guidelines, Board Committee Charters, and our Code of Ethics, which applies to Papa John's directors, officers and employees. Printed copies of such documents are also available free of charge upon written request to Investor Relations, Papa John’s International, Inc., P.O. Box 99900, Louisville, KY 40269-0900. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information is also available at www.sec.gov. The references to these website addresses do not constitute incorporation by reference of the information contained on the websites, which should not be considered part of this document.

Strategy

Our goal is to build the strongest brand loyalty in the pizza industry. The key elements of our strategy include:

High Quality Menu Offerings. Domestic Papa John’s restaurants offer a menu of high-quality pizza along with side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. Papa John’s traditional crust pizza is prepared using fresh dough (never frozen). Papa John’s pizzas are made from a proprietary blend of wheat flour, cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat (100% beef, pork and chicken with no fillers) and vegetable toppings. Domestically, all ingredients and toppings can be purchased from our Quality Control Center (“QC Center”) system, which delivers to individual restaurants twice weekly. To ensure consistent food quality, each domestic franchisee is required to purchase dough and tomato sauce from our QC Centers and to purchase all other supplies from our QC Centers or other approved suppliers. Internationally, the menu may be more diverse than in our domestic operations to meet local tastes and customs. QC Centers outside the U.S. may be operated by franchisees pursuant to license agreements or by other third parties. We provide significant assistance to licensed international QC Centers in sourcing approved quality suppliers.

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

Commitment to Team Member Training and Development. We are committed to the development and motivation of our team members through training programs, incentive and recognition programs and opportunities for advancement. Team member training programs are conducted for corporate team members, and offered to our franchisees electronically and at training locations across the United States and internationally. We offer performance-based financial incentives to corporate and restaurant team members at various levels.

Marketing. Our marketing strategy consists of both national and local components. Our domestic national strategy includes national advertising via television, print, direct mail, digital and social media channels. Our online and digital marketing activities have increased significantly over the past several years in response to increasing consumer use of online and mobile web technology.

Our local restaurant-level marketing programs target consumers within the delivery area of each restaurant through the use of local TV, radio, print materials, targeted direct mail, store-to-door flyers, digital display advertising, email marketing, text messages and local social media. Local marketing efforts also include a variety of community-oriented activities within schools, sports venues and other organizations supported with some of the same advertising vehicles mentioned above.

In international markets, we target customers who live or work within a small radius of a Papa John’s restaurant. Certain markets can effectively use television and radio as part of their marketing strategies. The majority of the marketing efforts include using print materials such as flyers, newspaper inserts, in-store marketing materials, and to a growing extent, digital marketing such as display, search engine marketing, email, and SMS text. Local marketing efforts, such as sponsoring or participating in community events, sporting events and school programs, are also used to build customer awareness.

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

Unit Sales and Investment Costs

We are committed to maintaining strong unit economics. In 2012, the 615 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average unit sales of $953,000 (53-week basis). North America franchise sales per unit on average are lower than Company-owned restaurants as a higher percentage of our Company-owned restaurants are located in more heavily penetrated markets.

The average cash investment for the eight domestic traditional Company-owned restaurants opened during the 2012 fiscal year, exclusive of land, was approximately $240,000 per unit, excluding tenant allowances that we received. With few exceptions, domestic restaurants do not offer a dine-in area, which reduces our restaurant capital investment.

We define a “traditional” domestic Papa John’s restaurant as a delivery and carryout unit that services a defined trade area. We consider the location of a traditional restaurant to be important and therefore devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics, target population density and competitive factors.  A member of our development team inspects each potential domestic Company-owned restaurant location and substantially all franchised restaurant locations before a site is approved. Our restaurants are typically located in strip shopping centers or freestanding buildings that provide visibility, curb appeal and accessibility. Our restaurant design can be configured to fit a wide variety of building shapes and sizes, which increases the number of suitable locations for our restaurants. A typical domestic inline or end cap Papa John’s restaurant averages 1,100 to 1,500 square feet with visible exterior signage. A majority of restaurants in the United States have installed a lobby enhancement re-design package over the last two years. The cost of the lobby enhancement re-design package approximated $10,000 to $15,000 per restaurant.

“Non-traditional” Papa John’s restaurants generally do not provide delivery service but rather provide walk-up or carry-out service to a captive customer group within a designated facility, with continuous operations in a facility such as a food court at an airport, university or military base or an event-driven service at facilities such as sports stadiums or entertainment venues. Non-traditional units are designed to fit the unique requirements of the venue.

Most of our international Papa John’s restaurants are slightly smaller and average between 900 and 1,400 square feet; however, in order to meet certain local customer preferences, some international restaurants have been opened in larger spaces to accommodate both dine-in and restaurant-based delivery service, typically with 35 to 100 seats.

Development

A total of 368 Papa John’s restaurants were opened during 2012, consisting of 28 Company-owned (eight in North America and 20 in Beijing and North China) and 340 franchised restaurants (182 in North America and 158 international), while 88 Papa John’s restaurants closed during 2012, consisting of five Company-owned (three in North America and two in Beijing and North China) and 83 franchised restaurants (44 in North America and 39 international).

During 2013, we expect net unit growth of approximately 230 to 260 units (110 to 125 net openings for North America and 120 to 135 net openings for international). International franchised unit expansion includes an emphasis on markets in the Americas, the United Kingdom, the Middle East and Asia.

Although most of our domestic Company-owned markets are well-penetrated, our Company-owned growth strategy is to continue to open domestic restaurants in existing markets as appropriate, thereby increasing consumer awareness and enabling us to take advantage of operational and marketing efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants in a particular market results in increased average restaurant sales in that market over time. We have co-developed domestic markets with some franchisees or divided markets among franchisees, and will continue to utilize market co-development in the future, where appropriate.

Of the total 3,204 North American restaurants open as of December 30, 2012, 648 or 20% were Company-owned (including 182 units owned in joint venture arrangements with franchisees in which the Company has a majority ownership position). The Company expects the percentage of domestic Company-owned units to decline over the next several years, because future net openings will be more heavily weighted toward franchise units.

Of the 959 international restaurants open as of December 30, 2012, 48 or 5% were Company-owned (located in Beijing and North China). We plan to continue to grow our international units during the next several years, most of which will be franchised.

QC Center System and Supply Chain Management

Our domestic QC Centers, comprised of nine full-service regional production and distribution centers and one distribution-only center that is in the process of converting to a full-service center, supply pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant throughout the contiguous United States. The primary difference between a full-service QC Center and a distribution-only center is that full-service QC Centers produce fresh pizza dough in addition to providing other food and paper products used in our restaurants. This system enables us to monitor and control product quality and consistency, while lowering food and other costs. The QC Center system capacity is continually evaluated in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant.

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

Marketing Programs

Our local restaurant-level marketing programs target consumers within the delivery area of each restaurant through the use of local TV, radio, print materials, targeted direct mail, store-to-door flyers, digital display advertising, email marketing, text messages and local social media. Local marketing efforts also include a variety of community-oriented activities within schools, sports venues and other organizations supported with some of the same advertising vehicles mentioned above.

Domestic Company-owned and franchised Papa John’s restaurants within a defined market are required to join an area advertising cooperative (“Co-op”). Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as television, radio, digital and print advertising, and sports sponsorships. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members. The contribution rate for Co-ops may generally not be below 2.0% without approval from Papa John’s.

The restaurant-level and Co-op marketing efforts are supported by media, print, digital and electronic advertising materials that are produced by Papa John’s Marketing Fund, Inc. (“PJMF”), an unconsolidated non-profit corporation. PJMF produces and buys air time for Papa John’s national television commercials, buys digital media such as banner advertising, paid search-engine advertising, social media advertising and marketing, and SMS text and email, in addition to other brand-building activities, such as consumer research and public relations activities. Domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain minimum percentage of sales to PJMF. The contribution rate to PJMF can be increased above the required minimum contribution rate if approved by the governing board of PJMF up to certain levels, and beyond those levels if approved by a supermajority of domestic restaurants. The contribution rate averaged 3.05% in 2010 and has been 4.0% since 2011.

We provide both Company-owned and franchised restaurants with pre-approved marketing materials and catalogs for the purchase of uniforms and promotional items. We also provide direct marketing services to Company-owned and franchised restaurants using customer information gathered by our proprietary point-of-sale technology (see “Company Operations – Domestic Point-of-Sale Technology”). In addition, we provide database tools, templates and training that allow operators to set their own local email marketing, text messaging and social media.

Our proprietary digital ordering platform allows customers to order online. Our platform includes “plan ahead ordering,” Spanish-language ordering capability, and enhanced mobile web ordering for our customers, including Papa John's iPhone® and Android® applications. We also have a Papa Rewards® program, which is an online customer loyalty program designed to increase loyalty and frequency of consumer use of our online/digital ordering platform. We receive a percentage-based fee from U.S. franchisees for online sales, in addition to royalties, to defray development and operating costs associated with our digital ordering platform.

We also offer our customers the opportunity to purchase a reloadable gift card marketed as the “Papa Card.” The Papa Card is sold as either a plastic gift card purchased in our restaurants, or an online digital card purchased at our web site. Additionally, we sell Papa Cards to consumers through third-party retailers, sell bulk orders of cards to business entities and organizations, and continue to explore other Papa Card distribution opportunities. The Papa Card may be redeemed for delivery, carryout, online and mobile web orders and is accepted at all Papa John’s traditional domestic restaurants.

In international markets, we target customers who live or work within a small radius of a Papa John’s restaurant. Certain markets can effectively use television and radio as part of their marketing strategies. The majority of the marketing efforts include using print materials such as flyers, newspaper inserts, in-store marketing materials, and to a growing extent, digital marketing such as display, search engine marketing, email, and SMS text. Local marketing efforts, such as sponsoring or participating in community events, sporting events and school programs, are also used to build customer awareness.

Company Operations

Domestic Restaurant Personnel.  A typical Papa John’s Company-owned domestic restaurant employs a restaurant manager and approximately 20 to 25 hourly team members, many of whom work part-time. The manager is responsible for the day-to-day operation of the restaurant and maintaining Company-established operating standards. We seek to hire experienced restaurant managers and staff and provide comprehensive training programs in areas such as operations and managerial skills. We also employ directors of operations who are responsible for overseeing an average of seven Company-owned restaurants. Additional levels of operations senior management and corporate staff also support the field teams in many areas, including but not limited to quality assurance, food safety, training, marketing and technology.  We seek to motivate and retain personnel by providing opportunities for advancement and performance-based financial incentives.

Training and Education. The Global Operations Support and Training (“GOST”) department is responsible for creating tools and materials for the training and development of both corporate and franchise team members. We believe training is very important to delivering consistent operational execution. Operations personnel complete our management training program and ongoing development programs, including multi-unit training in which instruction is given on all aspects of our systems and operations.

Domestic Point-of-Sale Technology.  Our proprietary PROFIT SystemTM, point-of-sale technology (“POS”), is in place in all North America traditional Papa John’s restaurants. We believe this technology facilitates fast and accurate order-taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs, including facilitation of managing food inventory and placing orders from the domestic QC Centers. We believe the PROFIT System also enhances restaurant-level marketing capabilities. Polling capabilities allow us to obtain restaurant operating information, providing us with timely access to sales and customer information. The PROFIT System is also closely integrated with our digital ordering solutions in all domestic traditional Papa John’s restaurants, enabling Papa John’s to offer nationwide digital ordering to our customers. We are currently in the process of developing our next generation PROFIT System.

Domestic Hours of Operation.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday. Carryout hours are generally more limited for late night, for security purposes.

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 30, 2012, there were 3,467 franchised Papa John’s restaurants operating in all 50 states and 35 countries. During 2012, 340 (182 North America and 158 international) franchised Papa John’s restaurants were opened. As of December 30, 2012, we have development agreements with our franchisees for approximately 300 additional North America restaurants, the majority of which are committed to open over the next two to three years, and agreements for approximately 1,100 additional international franchised restaurants, the majority of which are scheduled to open over the next six years. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved.

Approval. Franchisees are approved on the basis of the applicant’s business background, restaurant operating experience and financial resources. We seek franchisees to enter into development agreements for single or multiple restaurants. We require each franchisee to complete our training program or to hire a full-time operator who completes the training and has either an equity interest or the right to acquire an equity interest in the franchise operation. Outside the United States, we will allow an approved operator bonus plan to substitute for the equity interest.

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

Domestic Franchise Development Incentives. Over the past few years, we have offered various development incentive programs for domestic franchisees to increase unit openings. Such incentives included the following for 2012 traditional openings: (1) no franchise fee (standard fee is $25,000); (2) the waiver of some or all of the 5% royalty fee for a limited period of time, not to exceed 18 months; (3) a credit for the portion of the purchase of certain equipment; and (4) a credit to be applied toward a future food purchase, under certain circumstances. Our 2013 incentives will be similar to those offered in 2012. We believe the development incentive programs have accelerated unit openings and expect they will continue to do so in 2013.

Marketing Fund Incentives. In 2012, domestic franchisees could earn up to a 45 basis point royalty rebate (against our standard 5.0% royalty rate) by meeting certain sales growth targets in consideration for agreeing to set the marketing fund rate over a multi-year period. The royalty rebate incentives will continue throughout 2013.

Domestic Franchise Support Initiatives. From time to time, we offer additional discretionary support initiatives to our domestic franchisees, including:

•	Food cost relief by lowering the commissary margin on certain commodities sold by PJ Food Service, Inc. (“PJFS”) to the franchise system and by providing incentive rebate opportunities;
•	Targeted royalty relief and local marketing support to assist certain identified franchisees or markets; and
•	Restaurant opening incentives.

In 2013, we plan to continue domestic franchise support initiatives. We believe the support programs have mitigated potential unit closures and strengthened our brand.

International Development and Franchise Agreements.  We opened our first franchised restaurant outside the United States in 1998. We define “international” as all markets outside the United States and Canada. In international markets, we have either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under a master franchise agreement, the franchisee has the right to subfranchise a portion of the development to one or more subfranchisees approved by us. Under our current standard international development agreement, the franchisee is required to pay total fees of $25,000 per restaurant: $5,000 at the time of signing the agreement and $20,000 when the restaurant opens or on the agreed-upon development date, whichever comes first. Under our current standard master franchise agreement, the master franchisee is required to pay total fees of $25,000 per restaurant owned and operated by the master franchisee, under the same terms as the development agreement, and $15,000 for each subfranchised restaurant – $5,000 at the time of signing the agreement and $10,000 when the restaurant opens or on the agreed-upon development date, whichever comes first.

Our current standard international master franchise and development agreement provides for payment to us of a royalty fee of 5% of sales, with no provision for increase during the initial term. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our domestic franchise agreement. From time to time, development agreements will be negotiated at other-than-standard terms for fees and royalties. We also offer various development incentives to help drive net unit growth.

Non-traditional Restaurant Development. We had approximately 200 non-traditional restaurants at December 30, 2012. These agreements generally cover venues or areas not originally targeted for traditional unit development and have terms differing from the standard agreement.

Franchisee Loans. Selected franchisees have borrowed funds from us, principally for the purchase of restaurants from us or other franchisees or for use in the construction and development of new restaurants. Loans made to franchisees typically bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchisees’ owners. At December 30, 2012, net loans outstanding totaled $17.1 million. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

Domestic Franchise Insurance Program. Our franchisees may elect to purchase various insurance policies, such as health insurance, non-owned automobile and workers’ compensation, through our wholly-owned insurance agency, Risk Services Corp. (“Risk Services”). Various third-party commercial insurance companies provide fully-insured coverage for these lines of business to franchisees participating in the franchise insurance program offered by Risk Services.

Domestic Franchise Training and Support. Our domestic field support structure consists of franchise business directors, each of whom is responsible for serving an average of approximately 130 franchised units. Our franchise business directors maintain open communication with the franchise community, relaying operating and marketing information and new initiatives between franchisees and us. Franchise business directors report to one of three regional division vice presidents, who report to the Senior Vice President, North and Latin American Operations and Global OST.

Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program. Principal operators for traditional restaurants are required to devote their full business time and efforts to the operation of the franchisee’s traditional restaurants. Each franchised restaurant manager is also required to complete our Company-certified management training program. Ongoing supervision of training is monitored by the GOST team. Multi-unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved training programs.

International Franchise Operations Support. We employ international business directors who are responsible for supporting one or more franchisees. The international business directors report to one of three regional vice presidents or report directly to the respective Senior Vice President. Additional levels of senior management and corporate staff also support the international field teams in many areas, including but not limited to food safety, quality assurance, training, marketing and technology.

Franchise Operations. All franchisees are required to operate their Papa John’s restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, and restaurant design. Franchisees generally have full discretion to determine the prices to be charged to customers, but we have the authority to set maximum price points for nationally advertised promotions.

Franchise Advisory Council. We have a Franchise Advisory Council (“FAC”) that consists of Company and franchisee representatives of domestic restaurants. We also have a franchise advisory council in the United Kingdom (“UK FAC”). The FAC and UK FAC and subcommittees hold regular meetings to discuss new product and marketing ideas, operations, growth and other relevant issues. Certain domestic franchisees have also formed a separate franchise association for the purpose of communicating and addressing issues, needs and opportunities among its members.

We currently communicate with, and receive input from, our franchisees in several forms, including through the FAC, UK FAC, annual operations conferences, system communications, national conference calls and various regional meetings conducted with franchisees throughout the year. Monthly webcasts are also conducted by the Company to discuss current operational, marketing or other issues affecting the franchisees’ business. We are committed to communicating with our franchisees and receiving input from them.

Industry and Competition

The United States Quick Service Restaurant pizza industry (“QSR Pizza”) is mature and highly competitive with respect to price, service, location, food quality and variety. There are well-established competitors with substantially greater financial and other resources than Papa John’s. The category is largely fragmented and competitors include international, national and regional chains, as well as a large number of local independent pizza operators. Some of our competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where we compete. According to industry sources, domestic QSR Pizza category sales, which includes dine-in, carry-out and delivery, had sales of approximately $32.6 billion in 2012, or an increase of 0.5% from the prior year.

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

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. The laws of several states also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the U.S. franchisor-franchisee relationship in certain respects if such bills were enacted. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. National, state and local government regulations or initiatives, including health care legislation, “living wage,” menu labeling, or other current or proposed regulations and increases in minimum wage rates affect Papa John’s as well as others within the restaurant industry. As we expand internationally, we are subject to applicable laws in each jurisdiction where franchised units are established.

Trademarks, Copyrights and Domain Names

Our rights in our principal trademarks and service marks are a significant part of our business. We own the federal registration of the trademark “Papa John’s.” We have also registered “Pizza Papa John’s and design” (our logo), “Better Ingredients. Better Pizza.”, “Pizza Papa John’s Better Ingredients. Better Pizza. and design” and “Papa Rewards” as trademarks and service marks. We also own federal registrations for several ancillary marks, principally advertising slogans. We have also applied to register our primary trademark, “Pizza Papa John’s and design,” in more than 100 foreign countries and the European Community. We are aware of the use by other persons in certain geographical areas of names and marks that are the same as or similar to our marks. It is our policy to pursue registration of our marks whenever possible and to vigorously oppose any infringement of our marks.

We hold copyrights in certain packaging, training and promotional materials used in our business. In addition, we have registered and maintain Internet domain names, including “Papajohns.com.”

Employees

As of December 30, 2012, we employed approximately 18,800 persons, of whom approximately 16,400 were restaurant team members, approximately 900 were restaurant management personnel, approximately 600 were corporate personnel and approximately 900 were QC Center and Preferred Marketing Solutions, Inc. (“Preferred,” our wholly-owned print and promotions subsidiary) personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members is covered by a collective bargaining agreement. We consider our team member relations to be good.

Item 1A. Risk Factors

We are subject to various risks that could have a negative effect on our business, financial condition and results of operations. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-K as well as in other Company communications. Although we believe our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors:

We face substantial competition from other food industry competitors, and our results of operations can be negatively impacted by the actions of one or more of our competitors.

The QSR Pizza category and the restaurant industry in general are intensely competitive, and there are many well-established competitors with substantially greater financial and other resources than the Papa John’s system. Some of these competitors have been in existence for a substantially longer period than Papa John’s and may be better established in the markets where restaurants operated by us or our franchisees are, or may be, located. Demographic trends, traffic patterns, the type, number and location of competing restaurants, and changes in pricing or other marketing initiatives or promotional strategies, including new product and concept developments, by one or more of our major competitors can have a rapid and adverse impact on our sales and earnings and our system-wide restaurant operations.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Changes in consumer preferences and trends (for example, changes in dietary preferences that could cause consumers to avoid pizza in favor of foods that are perceived as healthier, lower-calorie or otherwise based on their nutritional content) could adversely affect our restaurant business. Also, our success depends to a significant extent on numerous factors affecting consumer confidence or discretionary consumer income, including higher tax rates domestically or in international markets, and adverse economic conditions such as continued high levels of unemployment, high fuel and energy costs and reduced access to credit. Such factors could cause consumers to spend less on food or shift to lower-priced products. Further adverse changes in these factors could reduce sales or inhibit our ability to increase pricing, either of which could materially adversely affect our results of operations.

Food safety and quality concerns may negatively impact our business and profitability.

Incidents or reports of food- or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures or improper employee conduct at our restaurants could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our revenues and profits. Similar incidents or reports occurring at quick service restaurants unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.

In addition, we rely on our domestic and international suppliers, as do our franchisees, to provide quality ingredients and to comply with applicable laws and industry standards. A failure of one of our domestic or international suppliers to meet our quality standards, or meet domestic or international food industry standards, could result in a disruption in our supply chain and negatively impact our brand and our business and profitability.

Our success depends on the differentiation of our brand and maintaining the value and quality reputation of our brand.

Our results depend upon our ability to differentiate our brand and our reputation for quality. Our brand has been highly rated in U.S. surveys and we strive to build the value of our brand as we develop international markets. The value of our brand and demand for our products could be damaged by incidents that harm consumer perceptions of the Company and our brand, such as product recalls, food safety issues, privacy breaches, and related negative publicity. Social media can be used to promote adverse consumer perceptions with significantly greater speed and scope than traditional media outlets.  As a result, the value of our brand and the demand for our products could be damaged and have an adverse effect on our financial results.

We may not be able to execute our strategy or achieve our planned growth targets, which could negatively impact our business and our financial results.

Our growth strategy depends on the Company’s and our franchisees’ ability to open new restaurants and to operate them on a profitable basis. Planned growth targets and the ability to operate new and existing restaurants profitably are affected by economic, regulatory and competitive conditions and consumer buying habits. Increased commodity or operating costs, including but not limited to employee compensation and benefits or insurance costs, could slow the rate of new store openings or increase the number of store closings. Our business is susceptible to adverse changes in local, national and global economic conditions, which could make it difficult for us to meet our growth targets. Additionally, we or our franchisees may face challenges securing financing, finding suitable store locations at acceptable terms or securing required domestic or foreign government permits and approvals.

Our franchisees remain dependent on the availability of financing to remodel or renovate existing locations or construct and open new restaurants. The reduced availability of credit has required, and may continue to require, the Company to provide financing to certain franchisees and prospective franchisees in order to mitigate store closings or allow new units to open. If we are unable or unwilling to provide such financing, our results of operations may be adversely impacted. To the extent we provide financing to franchisees in domestic and international markets, our results could be negatively impacted by the credit performance of our franchisee loans, particularly if our franchisees encounter worsening economic or political conditions in their markets.

Our stock price could decline or experience volatility if we do not meet expectations of the market for earnings per share, comparable store sales, net restaurant openings or revenue growth.

Our results of operations and the operating results of our franchisees may be adversely impacted by increases in the cost of food ingredients and other commodities.

We are exposed to ongoing commodity volatility, and an increase in the cost, or sustained high levels of the cost, of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations, particularly if we are unable to increase the selling price of our products to offset costs. Cheese, historically representing 35% to 40% of our food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in fuel, utility, and insurance costs could adversely affect the profitability of our restaurant and QC Center businesses. Our domestic franchisees buy substantially all of their food products from our QC Center business. We have pricing arrangements with certain of our suppliers that reset on time frames ranging from monthly to annually. For our Company-owned restaurants, we also have forward pricing arrangements for a portion of our cheese purchases.

Our dependence on a sole supplier or a limited number of suppliers for some ingredients could result in disruptions to our business.

Domestic restaurants purchase substantially all food and related products from our QC Centers. Domestically, we are dependent on sole suppliers for our cheese and flour products, and internationally we are dependent on a sole supplier for substantially all our cheese. Alternative sources may not be available on a timely basis to supply these key ingredients or be available on terms as favorable to us as under our current arrangements. Our corporate and franchised restaurants could also be harmed by any prolonged disruption in the supply of products from or to our QC Centers due to weather, crop disease, and other events beyond our control. Insolvency of key suppliers could also negatively impact our business.

Our international operations are subject to increased risks and other factors that may make it more difficult to achieve or maintain profitability or meet planned growth rates.

Our international operations could be negatively impacted by changes in international economic, political and health conditions in the countries in which the Company or our franchisees operate. In addition, there are risks associated with differing business and social cultures and consumer preferences, diverse and sometimes uncertain or unstable government regulations and structures, limited availability and high cost of suitable restaurant locations, and difficulties in sourcing high-quality ingredients and other commodities in a cost-effective manner. In addition, our international operations are subject to additional factors, including compliance with anti-corruption and other foreign laws, and various currency regulations and fluctuations. Accordingly, there can be no assurance that our international operations will maintain profitability or meet planned growth rates.

We are subject to numerous laws and regulations governing our workforce and our operations. Changes in these laws, including health care legislation and minimum wage increases or additional laws could increase costs for our system-wide operations.

Domestic system-wide restaurant operations are subject to federal and state laws governing such matters as wages, benefits, working conditions, citizenship requirements and overtime. A significant number of hourly personnel employed by our franchisees and us are paid at rates closely related to the federal and state minimum wage requirements. Accordingly, further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases above federal wage rates would increase labor costs for our system-wide operations. Additionally, current conditions may make it easier for workers to form unions, potentially resulting in higher costs. Local government agencies have also implemented ordinances that restrict the sale of certain food or drink products. Compliance with additional government mandates, including menu labeling requirements, could increase costs and be harmful to system-wide restaurant sales.

U.S. health care reform law enacted in 2010 requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We are evaluating the impact the new law will have on our domestic operations, and although we cannot predict with certainty the financial impact of the legislation, we, like other industry competitors, expect that the requirement that we provide more extensive health benefits to employees than we currently provide, and/or fund a larger portion than previously funded, could impact our results of operations beginning in 2014.

Domestically and internationally, we operate in an increasingly complex regulatory environment, and the cost of regulatory compliance is increasing. Failure to comply with applicable U.S. and international labor, health care, food, anti-bribery and corruption, consumer and other laws, may result in civil and criminal liability, damages, fines and penalties. This could harm our reputation, limit our ability to grow and adversely affect our financial performance.

Our expansion into emerging or under-penetrated domestic and international markets may present increased risks.

Any or all of the risks listed above could be especially harmful to the financial viability of our franchisees in under-penetrated or emerging markets in addition to international markets with unstable political climates. A decline in or failure to improve financial performance for such franchisees could lead to reduced new restaurant openings or unit closings at greater than anticipated levels and therefore adversely impact our ability to achieve our targets for growth and results of operations as well as have a negative impact on market share.

Our business and brand may be harmed should the services of our Founder, John Schnatter, as Chief Executive Officer, Chairman or brand spokesman terminate for any reason. Failure to effectively execute succession planning could harm our Company and brand.

John H. Schnatter, our Founder, Chairman and Chief Executive Officer (CEO), does not serve under an employment agreement and we do not maintain key man life insurance on Mr. Schnatter. We also depend on Mr. Schnatter’s image and his services as spokesman in our advertising and promotion materials. While we have entered into a license agreement with Mr. Schnatter related to the use of certain intellectual property related to his name, likeness and image, our business and brand may be harmed if Mr. Schnatter’s services were not available to the Company for any reason or the reputation of Mr. Schnatter was negatively impacted. In addition, failure to effectively execute succession planning could harm our Company and brand.

Changes in purchasing practices by our domestic franchisees could harm our commissary business.

Although our domestic franchisees currently purchase substantially all food products from our QC Centers, they are only required to purchase tomato sauce, dough and other items we may designate as proprietary or integral to our system from our QC Centers. Any changes in purchasing practices by domestic franchisees, such as seeking alternative approved suppliers of food products or ingredients, could adversely affect the financial results of our QC Centers and the Company.

We may be required to resort to litigation to protect our intellectual property rights, which could negatively affect our results of operations.

We depend on our Papa John’s brand name and rely on a combination of trademarks, copyrights, service marks and similar intellectual property rights to promote our brand. We believe the success of our business depends on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our brand, both domestically and abroad. We may not be able to adequately protect our intellectual property rights and we may be required to resort to litigation to enforce such rights. Litigation could result in high costs and diversion of resources, which could negatively affect our results of operations, regardless of the outcome.

Disruptions of our critical business or information technology systems could harm our ability to conduct normal business.

We rely heavily on information systems, including digital ordering solutions, through which a significant portion of our domestic sales originate. We also rely heavily on point-of-sale processing in our restaurants for data collection and payment systems for the collection of cash, credit and debit card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends on the reliability and capacity of these technology systems.

Our systems could be damaged or interrupted by power loss through various technological failures or acts of God. In particular, we may experience occasional interruptions of our digital ordering solutions, which make online ordering unavailable or slow to respond, negatively impacting sales and the experience of our customers. If our digital ordering solutions do not perform with adequate speed, our customers may be less inclined to return to our digital ordering solutions, as frequently or at all. If our systems do not operate properly, we may need to upgrade or replace these systems, which could require material capital investment from us and our franchisees. Part of our technology infrastructure is specifically designed for us and our operational systems, which could cause unexpected costs, delays or inefficiencies when infrastructure upgrades are needed. Significant portions of our technology infrastructure are provided by third parties, and the performance of these systems is largely beyond our control. Failure of our third party systems, and backup systems, to adequately perform, particularly as our online sales grow, could harm our business and the satisfaction of our customers. In addition, we may not have or be able to obtain adequate protection or insurance to mitigate the risks of these events or compensate for losses related to these events, which could damage our business and reputation and be expensive and difficult to remedy or repair.

We may incur significant costs resulting from a security breach, including a breach of confidential customer information from our digital ordering business.

We are subject to a number of privacy and data protection laws and regulations. Our business requires the collection and retention of large volumes of internal and customer data, including credit card data and other personally identifiable information of our employees and customers housed in the various information systems we use. The integrity and protection of that customer, employee and Company data is critical to us. Although we take significant steps to prevent security breaches, such as theft of customer and Company information, failure to prevent fraud or security breaches could result in significant costs to us and have a material adverse effect on our business.

We have been and will continue to be subject to various types of litigation, including class and collective action litigation, which could subject us to significant damages or other remedies.

We and our restaurant industry competitors are subject to the risk of litigation from various parties, including vendors, customers, franchisees and employees. We are involved in a number of lawsuits, claims, investigations, and proceedings consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. We are currently a defendant in cases containing class action allegations.  Plaintiffs in these types of class action lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated. We evaluate all of the claims and proceedings involving us to assess the expected outcome and where necessary we estimate the amount of potential losses to us. In many cases, particularly the class action cases, we may not be able to estimate the amount of potential losses and/or our estimates may prove to be insufficient.  These assessments are made by management based on the information available at the time made and require the use of a significant amount of judgment, and actual outcomes or losses may materially differ. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact earnings.

We may be subject to impairment charges.

Impairment charges are possible if our subsidiaries located in the United Kingdom (“PJUK”) and China or previously acquired domestic restaurants perform below our expectations. This would result in a decrease in our reported asset value and reduction in our net income.

Our results of operations could be materially impacted as a result of the credit risk of operators of leases for which we remain contingently liable.

We remain contingently liable for certain restaurant and commissary leases previously operated by us and subsequently sold or refranchised.  We enter into these arrangements as part of the process of disposing of or refranchising our stores in the ordinary course of business. While the new operators are the primary obligors under such assigned leases, we could be liable in the event that one or more new operators are unwilling or unable to make any required lease payments. Continuing weakness in the economy and difficulty in credit markets could make it difficult for these operators to meet their contractual commitments. If these operators default on the leases and we are unable to sublease the properties for which we remain contingently liable, it could have a material impact on our results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 30, 2012, there were 4,163 Papa John’s restaurants system-wide. The following tables provide the locations of our restaurants. We define “North America” as the United States and Canada and “domestic” as the contiguous United States.

North America Restaurants:
	Company	Franchised	Total
Alabama	-	73	73
Alaska	-	6	6
Arizona	39	37	76
Arkansas	-	23	23
California	-	209	209
Colorado	22	25	47
Connecticut	-	11	11
Delaware	-	15	15
District of Columbia	-	10	10
Florida	46	221	267
Georgia	86	60	146
Hawaii	-	14	14
Idaho	-	11	11
Illinois	6	115	121
Indiana	41	84	125
Iowa	-	23	23
Kansas	13	19	32
Kentucky	42	70	112
Louisiana	-	61	61
Maine	-	6	6
Maryland	60	40	100
Massachusetts	-	19	19
Michigan	-	43	43
Minnesota	30	15	45
Mississippi	-	30	30
Missouri	41	33	74
Montana	-	10	10
Nebraska	-	17	17

North America Restaurants (continued):
	Company	Franchised	Total
Nevada	-	22	22
New Hampshire	-	2	2
New Jersey	-	87	87
New Mexico	-	17	17
New York	-	127	127
North Carolina	83	77	160
North Dakota	-	5	5
Ohio	-	152	152
Oklahoma	-	28	28
Oregon	-	16	16
Pennsylvania	-	94	94
Rhode Island	-	5	5
South Carolina	6	54	60
South Dakota	-	10	10
Tennessee	29	76	105
Texas	78	159	237
Utah	-	33	33
Vermont	-	1	1
Virginia	26	112	138
Washington	-	51	51
West Virginia	-	23	23
Wisconsin	-	26	26
Wyoming	-	6	6
Total U.S. Papa John’s Restaurants	648	2,483	3,131
Canada	-	73	73
Total North America Papa John’s Restaurants	648	2,556	3,204

International Restaurants:

Azerbaijan	-	1	1
Bahrain	-	19	19
Cayman Islands	-	1	1
Chile	-	18	18
China	48	132	180
Colombia	-	16	16
Costa Rica	-	14	14
Cyprus	-	9	9
Dominican Republic	-	10	10
Ecuador	-	13	13
Egypt	-	13	13
El Salvador	-	10	10
Guam	-	1	1
India	-	29	29
Ireland	-	44	44
Jordan	-	6	6
Kuwait	-	25	25
Lebanon	-	3	3
Malaysia	-	19	19
Mexico	-	57	57
Nicaragua	-	2	2

International Restaurants (continued):
	Company	Franchised	Total
Oman	-	6	6
Panama	-	4	4
Peru	-	19	19
Philippines	-	13	13
Puerto Rico	-	14	14
Qatar	-	10	10
Russia	-	40	40
Saudi Arabia	-	6	6
South Korea	-	72	72
Trinidad	-	6	6
Turkey	-	17	17
United Arab Emirates	-	21	21
United Kingdom	-	212	212
Venezuela	-	29	29
Total International Papa John’s Restaurants	48	911	959

Note: Company-owned Papa John’s restaurants include restaurants owned by majority-owned subsidiaries. There were 182 such restaurants at December 30, 2012 (22 in Colorado, 26 in Maryland, 30 in Minnesota, 78 in Texas, and 26 in Virginia).

Most Papa John’s restaurants are located in leased space. The initial term of most domestic restaurant leases is generally five years with most leases providing for one or more options to renew for at least one additional term. Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities. Additionally, we lease our Company-owned restaurant sites in Beijing and North China. At December 30, 2012, we leased and subleased to franchisees in the United Kingdom 142 of the 212 franchised Papa John’s restaurant sites. The initial lease terms on the franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment under approximately 40 lease arrangements, primarily associated with Perfect Pizza restaurant sites.

Seven of our ten domestic QC Centers are located in leased space, including the following locations: Raleigh, NC; Denver, CO; Phoenix, AZ; Des Moines, IA; Portland, OR;Pittsburgh, PA; and Cranbury, NJ.  Our remaining three locations are in buildings we own, located in: Orlando, Florida; Dallas, Texas; and Louisville, Kentucky. Additionally, our corporate headquarters and our printing operations are located in Louisville, KY in buildings owned by us. Internationally, we own a full-service QC Center in the United Kingdom and lease office space near London. We also lease our QC Centers and office space in Beijing, China and Mexico City, Mexico.

Item 3.  Legal Proceedings

The information contained under the heading “Litigation” in “Note 17” of “Notes to Consolidated Financial Statements” is incorporated by reference into this Item 3. We are party to various legal proceedings arising in the ordinary course of business, but, except as set forth in the items herein, are not currently a party to any legal proceeding that management believes could have a material adverse effect on the Company.

Item 4.  Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John’s:

Name	Age (a)	Position	First Elected Executive Officer

John H. Schnatter	51	Founder, Chairman and Chief Executive Officer	1985
Timothy C. O’Hern	49	Senior Vice President and Chief Development Officer	2005
Steve M. Ritchie	38	Senior Vice President, North and Latin American Operations and Global OST	2012
Thomas V. Sterrett	52	Senior Vice President, International	2010
Anthony N. Thompson	46	Executive Vice President, Chief Operating Officer, and President PJ Food Service	2009
Lance F. Tucker	43	Senior Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer	2011
Andrew M. Varga	47	Senior Vice President and Chief Marketing Officer	2009

(a) Ages are as of January 1, 2013.

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

Timothy C. O'Hern was appointed Senior Vice President and Chief Development Officer in July 2012. He previously served as Senior Vice President, Development since June 2009, a position he previously held from 2005 until 2007. From 2002 until 2005 and from 2007 until 2009, he managed the operations of a Papa John's franchisee in which he has an ownership interest. Prior to his departure from Papa John's in 2002, Mr. O'Hern held various positions, including Vice President of Global Development from February 2001 to 2002, Vice President of U.S. Development from March 1997 to February 2001, Director of Franchise Development from December 1996 to March 1997 and Construction Manager from November 1995 to December 1996. He has been a franchisee since 1993.

Steve M. Ritchie was appointed Senior Vice President, North American Operations & Global OST in August 2011, where he is responsible for all aspects of restaurant operations for company-owned restaurants and franchised units in the continental United States, Canada, Alaska and Hawaii, and he assumed additional responsibility for Latin American operations in July 2012. Mr. Ritchie has served in various capacities of increasing responsibility since joining Papa John’s in 1996. From December 2010 until August 2011, he served as Senior Vice President, Operations and Global OST, where he was responsible for leading the company’s domestic company-owned restaurant operations. In July 2010, he was named Vice President, Operations & Global OST, where he was responsible for overseeing all aspects of the company’s global operating support functions and strategic initiatives. Since 2006, he also has served as a franchise owner of multiple units in the Company’s Midwest Division.

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

Tony Thompson was appointed Chief Operating Officer in July 2012, after previously serving as Executive Vice President, Global Operations since July 2011. Mr. Thompson has served as President, PJ Food Service since May 2010. Mr. Thompson joined Papa John's in 2006 and has held the positions of Executive Vice President, North American Operations from December 2010 to July 2011, Senior Vice President, PJ Food Service from 2009 to May 2010 and Vice President, QCC Operations from 2006 to 2009. Prior to joining Papa John's, Mr. Thompson worked for the Scotts Company for six years as Plant Manager, Director of Marysville Operations and Director of Lawn and Controls Operations. Before joining the Scotts Company, Mr. Thompson spent four years with Conagra Grocery Products Company and seven years in various roles with Gulf Coast Coca Cola.

Lance F. Tucker was appointed Chief Administrative Officer in July 2012 and Chief Financial Officer and Treasurer in February 2011. Mr. Tucker previously held the positions of Chief of Staff and Senior Vice President, Strategic Planning from June 2010 to February 2011, after serving as Chief of Staff and Vice President, Strategic Planning since June 2009. Mr. Tucker was previously employed by the Company from 1994 to 1999 working in its finance department. From 2003 to 2009, Mr. Tucker served as Chief Financial Officer of Evergreen Real Estate, a company owned by John Schnatter. Mr. Tucker is a licensed Certified Public Accountant.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA. As of February 24, 2013, there were 743 record holders of common stock. However, there are significantly more beneficial owners of our common stock than there are record holders. The following table sets forth, for the quarters indicated, the high and low closing sales prices of our common stock, as reported by The NASDAQ Stock Market.

2012	High	Low
First Quarter	$40.43	$36.57
Second Quarter	49.38	36.78
Third Quarter	52.78	45.75
Fourth Quarter	54.00	47.05

2011	High	Low
First Quarter	$30.55	$27.54
Second Quarter	34.27	29.62
Third Quarter	33.79	27.47
Fourth Quarter	37.92	29.54

Since our initial public offering of common stock in 1993, we have not paid cash dividends on our common stock.

Papa John’s Board of Directors has authorized the repurchase of up to $1.1 billion of common stock under a share repurchase program that began December 9, 1999, and expires September 29, 2013. This includes $50 million of authorization by the Board of Directors in December 2012 and an additional $50 million authorized in February 2013. Through December 30, 2012, a total of 49.7 million shares with an aggregate cost of $959.6 million and an average price of $19.29 per share have been repurchased under this program. Subsequent to year-end, we acquired an additional 5,000 shares at an aggregate cost of $254,000. Approximately $115.2 million remained available under the Company’s share repurchase program as of February 24, 2013.

The following table summarizes our repurchase activity by fiscal period during 2012 (in thousands, except per share amounts):

				Total Number	Maximum Dollar
	Total	Average		of Shares Purchased	Value of Shares
	Number	Price		as Part of Publicly	that May Yet Be
	of Shares	Paid per		Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share		or Programs	Plans or Programs

12/26/2011 - 01/22/2012	60	$37.72		47,533	$219,292
01/23/2012 - 02/19/2012	-	-	*	47,533	$219,292
02/20/2012 - 03/25/2012	312	$37.09		47,845	$207,719
03/26/2012 - 04/22/2012	248	$37.57		48,093	$198,391
04/23/2012 - 05/20/2012	22	$38.67		48,115	$197,561
05/21/2012 - 06/24/2012	315	$46.78		48,430	$182,810
06/25/2012 - 07/22/2012	264	$47.12		48,694	$170,390
07/23/2012 - 08/19/2012	111	$51.25		48,805	$164,710
08/20/2012 - 09/23/2012	140	$52.05		48,945	$157,392
09/24/2012 - 10/21/2012	103	$52.46		49,048	$151,959
10/22/2012 - 11/18/2012	48	$52.80		49,096	$149,409
11/19/2012 - 12/30/2012	653	$52.03		49,749	$115,444

* There were no share repurchases during this period.

Our share repurchase authorization increased from $975.0 million to $1.1 billion as of February 24, 2013. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to December 26, 2011.

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

In May 2012, 13,000 shares of the Company’s common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans, and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Stock Performance Graph

The following performance graph compares the cumulative total return of the Company's common stock to the NASDAQ Stock Market (U.S.) Index and a group of the Company's peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places).  Relative performance is compared for the five-year period extending through the end of fiscal 2012. The graph assumes the value of the investments in the Company's common stock and in each index was $100 at the end of fiscal 2007, and, with respect to the index and peer group, that all dividends were reinvested.

250.00
200.00
150.00
100.00
50.00
0.00

	Dec. 30, 2007	Dec. 28, 2008	Dec. 27, 2009	Dec. 26, 2010	Dec. 25, 2011	Dec. 30, 2012
■	100.00	77.75	107.90	122.12	167.24	233.51
▲	100.00	61.17	87.93	104.13	104.69	123.85
◆	100.00	54.95	100.95	135.92	174.35	202.93

- ■ Papa John's International, Inc.
- ▲ NASDAQ Stock Market (U.S. Companies)
- ◆ NASDAQ Stocks (SIC 5800-5899 U.S. Companies) Eating and Drinking

Item 6.  Selected Financial Data

The selected financial data presented for each of the fiscal years in the five-year period ended December 30, 2012, were derived from our audited consolidated financial statements. The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K. As described in “Note 3” of “Notes to Consolidated Financial Statements,” we restated certain financial data to correct errors in our accounting for noncontrolling interests related to our joint ventures.

(In thousands, except per share data)	Year Ended (1)
	Dec. 30,	Dec. 25,	Dec. 26,	Dec. 27,	Dec. 28,
	2012	2011	2010	2009	2008
		(As Restated)	(As Restated)	(Unaudited -- As Restated)
Income Statement Data	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
North America revenues:
Domestic Company-owned restaurant sales	$592,203	$525,841	$503,272	$503,818	$533,255
Franchise royalties (2)	79,567	73,694	69,631	62,083	60,592
Franchise and development fees	806	722	610	912	1,722
Domestic commissary sales	545,924	508,155	454,506	417,689	431,650
Other sales	51,223	50,912	51,951	54,045	61,415
International revenues:
Royalties and franchise and development fees (3)	19,881	16,327	13,265	11,780	11,858
Restaurant and commissary sales (4)	53,049	42,231	33,162	28,223	25,849
Total revenues	1,342,653	1,217,882	1,126,397	1,078,550	1,126,341
Operating income (5)	99,807	87,017	86,744	95,218	65,486
Investment income	750	755	875	629	848
Interest expense	(2,162)	(2,981)	(4,309)	(11,660)	(7,536)
Income before income taxes	98,395	84,791	83,310	84,187	58,798
Income tax expense	32,393	26,324	27,247	26,702	19,980
Net income, including redeemable noncontrolling interests	66,002	58,467	56,063	57,485	38,818
Income attributable to redeemable noncontrolling interests (6)	(4,342)	(3,732)	(3,485)	(3,756)	(2,022)
Net income, net of redeemable noncontrolling interests	$61,660	$54,735	$52,578	$53,729	$36,796
Basic earnings per common share	$2.63	$2.19	$2.00	$1.94	$1.31
Earnings per common share - assuming dilution	$2.58	$2.16	$1.99	$1.93	$1.30
Basic weighted average shares outstanding	23,458	25,043	26,328	27,738	28,124
Diluted weighted average shares outstanding	23,905	25,310	26,468	27,909	28,264

Balance Sheet Data
Total assets	$438,408	$390,382	$417,492	$396,009	$385,464
Total debt	88,258	51,489	99,017	99,050	130,654
Redeemable noncontrolling interests, including mandatorily redeemable	18,217	15,030	13,484	14,175	11,594
Total stockholders’ equity	181,514	205,647	195,608	173,145	129,986

(1)
We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 2012 fiscal year consisted of 53 weeks and all other years above consisted of 52 weeks. The additional week resulted in additional revenues of approximately $21.5 million and additional income before income taxes of approximately $4.1 million, or $0.11 per diluted share for 2012.

(2)	North America franchise royalties were derived from franchised restaurant sales of $1.85 billion in 2012, $1.71 billion in 2011, $1.62 billion in 2010, $1.58 billion in 2009 and $1.53 billion in 2008.
(3)	International royalties were derived from franchised restaurant sales of $388.4 million in 2012, $320.0 million in 2011, $258.8 million in 2010, $222.2 million in 2009 and $196.5 million in 2008.
(4)	Restaurant sales for international Company-owned restaurants were $16.2 million in 2012, $12.4 million in 2011, $11.0 million in 2010, $10.3 million in 2009 and $8.1 million in 2008.
(5)
The operating results include the consolidation of BIBP Commodities, Inc. (“BIBP”), which increased operating income approximately $21.4 million in 2010 (including a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit). BIBP increased operating income by $23.3 million in 2009 and reduced operating income by $8.6 million in 2008 (break-even results in 2011). See “Note 5” of “Notes to Consolidated Financial Statements” for additional information. Operating income also includes domestic and international restaurant closure, impairment and disposition losses of $8.8 million in 2008.

(6)	Represents the redeemable noncontrolling interests’ allocation of income for our joint venture arrangements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985 with the opening of the first Papa John’s restaurant in Jeffersonville, Indiana. At December 30, 2012, there were 4,163 Papa John’s restaurants in operation, consisting of 696 Company-owned and 3,467 franchised restaurants. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

New unit openings in 2012 were 368 as compared to 321 in 2011 and 325 in 2010 and unit closings in 2012 were 88 as compared to 84 in 2011 and 148 in 2010. We expect net unit growth of approximately 230 to 260 units during 2013. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies.

We continue to generate strong sales in our domestic Company-owned restaurants even in a very competitive market environment. Average annual Company-owned sales for our most recent comparable restaurant base were $953,000 for 2012 (53-week year), compared to $897,000 for 2011 and $863,000 for 2010 (2011 and 2010 are on a 52-week basis). Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable sales for domestic Company-owned restaurants increased 5.6% in 2012, increased 4.1% in 2011, and decreased 0.6% in 2010. The comparable sales for North America franchised units increased 2.9% in 2012, 3.1% in 2011 and 0.3% in 2010. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

We strive to obtain high-quality restaurant sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe these factors improve our image and brand awareness. The average cash investment for the eight domestic Company-owned restaurants opened during 2012 was approximately $240,000, compared to the $260,000 investment for the eight units opened in 2011, exclusive of land and any tenant improvement allowances we received in both years.

Approximately 43% of our revenues for 2012, compared to 47% of our revenues for 2011 and 45% of our revenues for 2010, were derived from the sale to franchisees of food and paper products, printing and promotional items, risk management services and information systems equipment and software and related services by us. We believe that, in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.

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

Fiscal Year

The Company follows a fiscal year ending on the last Sunday of December, generally consisting of 52 weeks made up of four 13-week quarters. The 13-week quarters consist of two four-week periods followed by one five-week period. Our 2012 fiscal year consisted of 53 weeks, including a six-week period in the fourth quarter. The additional week resulted in additional revenues of approximately $21.5 million and additional income before income taxes of $4.1 million, or $0.11 per diluted share for both the fourth quarter and full year of 2012.

Accounting Policies

Allowance for Doubtful Accounts and Notes Receivable

We establish reserves for uncollectible accounts and notes receivable based on overall receivable aging levels and a specific evaluation of accounts and notes for franchisees and other customers with known financial difficulties.

Intangible Assets – Goodwill

We evaluate goodwill annually in the fourth quarter or whenever we identify certain triggering events or circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such tests are completed separately with respect to the goodwill of each of our reporting units.

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment,” permits us to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. We applied the qualitative assessment to our domestic Company-owned restaurants and China reporting unit, which is included in our international reporting segment. As a result of our qualitative analysis, we determined that it was more-likely-than-not that the fair value of our domestic Company-owned restaurants and China reporting unit was greater than the carrying amounts.

ASU 2011-08 allows us to bypass the qualitative assessment and perform the two-step quantitative goodwill impairment test if indicators are present. We applied the quantitative test for our subsidiary located in the United Kingdom (“PJUK”), which represents $15.4 million of goodwill as of December 30, 2012. Under the two-step quantitative goodwill impairment test, the fair value of the reporting unit is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.  The fair value was calculated using an income approach that projected net cash flow over a 10-year discrete period and a terminal value, which were discounted using appropriate rates. The selected discount rates considered the risk and nature of our PJUK reporting unit’s cash flow and the rates of return market participants would require to invest their capital in the PJUK reporting unit. Additionally, we made various estimates and assumptions in determining the fair value, including growth rates.

The fair value of PJUK exceeded the carrying value by 37%. We believe our PJUK reporting unit will continue to improve its operating results through ongoing growth initiatives, by increasing Papa John’s brand awareness in the United Kingdom, improving sales and profitability for individual franchised restaurants and increasing PJUK franchised net unit openings over the next several years. If adverse economic events occur in the United Kingdom, there is risk of future impairment charges.

Subsequent to completing our annual qualitative and quantitative goodwill impairment tests, no indications of impairment were identified.

Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels. Losses are accrued based upon undiscounted estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims differ significantly from historical trends used to estimate the insurance reserves recorded by the Company.

Deferred Income Tax Accounts and Tax Reserves

Papa John’s is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining Papa John’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of December 30, 2012, we had a net deferred income tax liability of approximately $400,000.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized reductions of $738,000, $1.9 million and $550,000 in our income tax expense associated with the finalization of certain income tax issues in 2012, 2011 and 2010, respectively (see “Note 15” of “Notes to Consolidated Financial Statements”).

Restatement of Previously Issued Financial Statements

In connection with the evaluation of the accounting for newly formed joint ventures in 2012, we reviewed our accounting for our previously existing joint venture arrangements. As a result of our review, we determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, we determined an additional redeemable noncontrolling interest was incorrectly classified in shareholders' equity and should be classified as temporary equity, which impacted the consolidated balance sheets and statements of stockholders' equity.  As such, we are restating our previously issued consolidated financial statements for the fiscal years 2011, 2010 and 2009.  The correction of the error related to the mandatorily redeemable noncontrolling interest had an impact on our consolidated statements of income, interest expense, income tax expense, and net income which is reflected herein for 2011 and 2010. The corrections were recorded to our “Unallocated Corporate Expenses” segment. Additionally, the corrections had no impact on total revenues, operating income, or operating cash flows and had no impact on our compliance with debt covenants in any periods presented.  See “Note 3” of “Notes to Consolidated Financial Statements” for additional information.

Items Impacting Comparability; Non-GAAP Measures

The following table reconciles our financial results as reported under accounting principles generally accepted in the United States (“GAAP”) to certain non-GAAP measures. We present these non-GAAP measures to adjust for certain items which we believe impact the comparability of our results of operations.

	Year Ended
	Dec. 30,	Dec. 25,	Dec. 26,
(In thousands, except per share amounts)	2012	2011	2010
		(As Restated)	(As Restated)

Total revenues, as reported	$1,342,653	$1,217,882	$1,126,397
53rd week of operations (a)	(21,500)	-	-
Total revenues, as adjusted	$1,321,153	$1,217,882	$1,126,397

Income before income taxes, as reported	$98,395	$84,791	$83,310
53rd week of operations (a)	(4,145)	-	-
Incentive Contribution (b)	2,971	-	-
Income from BIBP cheese purchasing entity (c)	-	-	(6,804)
Income before income taxes, as adjusted	$97,221	$84,791	$76,506

Items Impacting Comparability; Non-GAAP Measures (continued)

	Year Ended
	Dec. 30,	Dec. 25,	Dec. 26,
(In thousands, except per share amounts)	2012	2011	2010
		(As Restated)	(As Restated)

Net income, as reported	$61,660	$54,735	$52,578
53rd week of operations (a)	(2,634)	-	-
Incentive Contribution (b)	1,955	-	-
Income from BIBP cheese purchasing entity (c)	-	-	(4,339)
Net income, as adjusted	$60,981	$54,735	$48,239

Earnings per diluted share, as reported	$2.58	$2.16	$1.99
53rd week of operations (a)	(0.11)	-	-
Incentive Contribution (b)	0.08	-	-
Income from BIBP cheese purchasing entity (c)	-	-	(0.16)
Earnings per diluted share, as adjusted	$2.55	$2.16	$1.83

(a)
The Company follows a fiscal year ending on the last Sunday of December, generally consisting of 52 weeks made up of four 13-week quarters. In 2012, the Company’s fiscal year consisted of 53 weeks, with the additional week added to the fourth quarter (14 weeks) results.

(b)
In connection with a new multi-year supplier agreement, the Company received a $5.0 million supplier marketing payment in 2012. The Company is recognizing the supplier marketing payment evenly as income over the five-year term of the agreement ($1.0 million per year). The Company then contributed the supplier marketing payment to the Papa John’s Marketing Fund (“PJMF”), an unconsolidated, non-profit corporation, for the benefit of domestic restaurants. The Company’s contribution to PJMF was fully expensed in 2012.

PJMF elected to distribute the $5.0 million supplier marketing payment to the domestic system as advertising credits in 2012. Our domestic Company-owned restaurants’ portion of the advertising credits resulted in an increase in income before income taxes of approximately $1.0 million in 2012.

The overall impact of the two transactions described above, which are collectively defined as the “Incentive Contribution,” was a reduction in income before income taxes of approximately $3.0 million in 2012 (or a reduction to diluted earnings per share of approximately $0.08).

(c)
BIBP was a franchisee-owned corporation that conducted a cheese-purchasing program on behalf of Company-owned and franchised restaurants operating in the United States through February 2011. As the primary beneficiary of the variable interest entity, we consolidated the operating results of BIBP. BIBP operated at break-even for the first two months of 2011 and the 2010 consolidation impact of BIBP on income before income taxes was $6.8 million. The 2010 consolidation impact of BIBP on income before income taxes excluded a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit (“BIBP Settlement”). Accordingly, BIBP recorded a decrease of $14.2 million in cost of sales and PJFS recorded a corresponding increase in cost of sales in 2010. This transaction did not have any impact on the Company’s 2010 consolidated income statement results since both PJFS and BIBP are fully consolidated.

The non-GAAP results shown above, which exclude the items impacting comparability, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting the financial information without these items is important for purposes of comparison to prior year results. In addition, management uses these non-GAAP measures to allocate resources, and analyze trends and underlying operating performance. Annual cash bonuses, and certain long-term incentive programs for various levels of management, are based on financial measures that exclude the Incentive Contribution. See “Discussion of Operating Results” for further analysis regarding the impact of these items.

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

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended (1)
	Dec. 30,	Dec. 25,	Dec. 26,
	2012	2011	2010
		(As Restated)	(As Restated)
Income Statement Data:	53 weeks	52 weeks	52 weeks
North America revenues:
Domestic Company-owned restaurant sales	44.1%	43.2%	44.7%
Franchise royalties	5.9	6.1	6.2
Franchise and development fees	0.1	0.1	0.0
Domestic commissary sales	40.7	41.7	40.4
Other sales	3.8	4.2	4.6
International revenues:
Royalties and franchise and development fees	1.5	1.3	1.2
Restaurant and commissary sales	3.9	3.4	2.9
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic Company-owned restaurant cost of sales (2)	23.2	24.1	22.1
Domestic Company-owned restaurant operating expenses (2)	57.1	56.9	57.7
Domestic commissary and other expenses (3)	92.0	92.2	91.4
Income from the franchise cheese purchasing
program, net of minority interest (4)	0.0	0.0	(0.5)
International operating expenses (5)	84.6	84.5	88.7
General and administrative expenses	9.8	9.2	9.8
Other general expenses	0.6	0.8	0.8
Depreciation and amortization	2.4	2.7	2.9
Total costs and expenses	92.6	92.9	92.3
Operating income	7.4	7.1	7.7
Net interest expense	(0.1)	(0.1)	(0.3)
Income before income taxes	7.3	7.0	7.4
Income tax expense	2.4	2.2	2.4
Net income, including redeemable noncontrolling interests	4.9	4.8	5.0
Less: income attributable to redeemable noncontrolling interests	(0.3)	(0.3)	(0.3)
Net income, net of redeemable noncontrolling interests	4.6%	4.5%	4.7%

	Year Ended (1)
	Dec. 30,	Dec. 25,	Dec. 26,
	2012	2011	2010

Restaurant Data:	53 weeks	52 weeks	52 weeks
Percentage increase (decrease) in comparable domestic
Company-owned restaurant sales (6)	5.6%	4.1%	(0.6%)
Number of Company-owned restaurants included in the
most recent full year's comparable restaurant base	615	581	577
Average sales for Company-owned restaurants included
in the most recent comparable restaurant base	$953,000	$897,000	$863,000

Papa John's Restaurant Progression:
North America Company-owned:
Beginning of period	598	591	588
Opened	8	8	5
Closed	(3)	(1)	(2)
Acquired from franchisees	57	-	-
Sold to franchisees	(12)	-	-
End of period	648	598	591
International Company-owned:
Beginning of period	30	21	26
Opened	20	9	8
Closed	(2)	-	(2)
Acquired from franchisees	-	-	1
Sold to franchisees	-	-	(12)
End of period	48	30	21
North America franchised:
Beginning of period	2,463	2,346	2,246
Opened	182	166	182
Closed	(44)	(49)	(82)
Acquired from Company	12	-	-
Sold to Company	(57)	-	-
End of period	2,556	2,463	2,346
International franchised:
Beginning of period	792	688	609
Opened	158	138	130
Closed	(39)	(34)	(62)
Acquired from Company	-	-	12
Sold to Company	-	-	(1)
End of period	911	792	688
Total Papa John's restaurants - end of period	4,163	3,883	3,646

(1)
We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 2010 and 2011 fiscal years consisted of 52 weeks and the 2012 fiscal year consisted of 53 weeks. The additional week in 2012 resulted in additional revenues of approximately $21.5 million and additional income before income taxes of approximately $4.1 million, or $0.11 per diluted share.

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

Results of Operations

2012 Compared to 2011

Discussion of Revenues

Consolidated revenues increased $124.8 million, or 10.2%, to $1.34 billion in 2012, compared to $1.22 billion in 2011. The 53rd week of operations in 2012 approximated $21.5 million, or 1.8%. The increase in revenues was primarily due to the following:

•
Domestic Company-owned restaurant sales increased $66.4 million, or 12.6%, in 2012, primarily due to an increase in comparable sales of 5.6%, the net acquisition of 50 restaurants in the Denver and Minneapolis markets from a franchisee in the second quarter of 2012, and $10.6 million, or 2.0%, benefit from the 53rd week of operations.

•
North America franchise royalty revenues increased approximately $5.9 million, or 8.0%, in 2012, due to an increase in comparable sales of 2.9%, an increase in net franchise units over the prior year, and a $1.4 million, or 1.8%, benefit from the 53rd week of operations. These increases were slightly offset by reduced royalties attributable to the Company’s net acquisition of the 50 restaurants noted above.

•
Domestic commissary sales increased $37.8 million, or 7.4%, in 2012, primarily due to higher commissary product volumes primarily resulting from increases in the volume of restaurant sales. The benefit from the 53rd week of operations was approximately $8.5 million, or an increase of 1.7%.

•
International revenues increased $14.4 million, or 24.5%, in 2012, primarily due to an increase in the number of restaurants and an increase in comparable sales of 7.1%, calculated on a constant dollar basis, which excludes the impact of foreign currency translation. The benefit from the 53rd week of operations was approximately $800,000, or 1.4%.

Discussion of Operating Results

Our income before income taxes totaled $98.4 million in 2012, as compared to $84.8 million in 2011, an increase of approximately $13.6 million. Income before income taxes is summarized in the following table on a reporting segment basis (in thousands):

	(a)	(a)	Increase
	2012	2011	(Decrease)
	53 weeks	52 weeks
		(As Restated)

Domestic Company-owned restaurants (b)	$38,114	$28,980	$9,134
Domestic commissaries	34,317	30,532	3,785
North America franchising	69,332	66,222	3,110
International	3,063	(165)	3,228
All others	2,889	(441)	3,330
Unallocated corporate expenses (c)	(48,958)	(39,727)	(9,231)
Elimination of intersegment profits	(362)	(610)	248
Income before income taxes	$98,395	$84,791	$13,604

(a)	The 53rd week of operations increased income before income taxes by approximately $4.1 million in 2012 as follows:

Increase (Decrease)
Domestic company-owned restaurants	$1,609
Domestic commissaries	1,200
North America franchising	1,414
International	414
All others	215
Unallocated corporate expenses	(707)
Income before income taxes	$4,145

(b)
Includes the benefit of a $1.0 million advertising credit from PJMF related to the Incentive Contribution in 2012. See “Items Impacting Comparability; Non-GAAP measures” above for further information about the Incentive Contribution.

(c)	Includes the impact of the Incentive Contribution in 2012 ($4.0 million increase in expense).

Changes in income before income taxes for 2012 are summarized on a segment basis as follows:

●
Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes increased $9.1 million from the prior comparable period, including approximately $1.6 million related to the 53rd week of operations. The remaining increase was due to the previously noted comparable sales increase, favorable commodity costs, and various supplier incentives.

●
Domestic Commissary Segment. Domestic commissaries’ income before income taxes increased $3.8 million in 2012 as compared to the comparable 2011 period. Approximately $1.2 million of the increase was due to the impact of the 53rd week of operations. The remaining increase was primarily due to higher commissary product volumes resulting from increased sales volumes from the previously noted increase in net units and comparable sales.

●
North America Franchising Segment. North America franchising income before income taxes increased approximately $3.1 million in 2012, including approximately $1.4 million related to the 53rd week of operations in 2012. The remaining increase was due to the previously mentioned royalty revenue increase, partially offset by both an increase in development incentive costs and a reduction in royalties attributable to the Company’s net acquisition of the 50 Denver and Minneapolis restaurants.

●
International Segment. The international segment reported income before income taxes of approximately $3.1 million in 2012 compared to a loss of approximately $165,000 in 2011. The improvement in operating results of $3.2 million was primarily due to increased royalties due to growth in the number of units and a comparable sales increase of 7.1%, and improved operating results in our United Kingdom commissary. The 53rd week of operations increased operating results by approximately $400,000 in 2012.

●
All Others Segment. The “All others” segment reported operating income of approximately $2.9 million in 2012, representing an increase of approximately $3.3 million, as compared to the corresponding 2011 period. The increase was primarily due to an improvement in our online and mobile ordering (“eCommerce”) business. This improvement was somewhat offset by reduced operating results at our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions (“Preferred”).

●
Unallocated Corporate Segment. Unallocated corporate expenses increased $9.2 million in 2012, as compared to the prior year, including approximately $700,000 related to the 53rd week of operations. The components of unallocated corporate expenses were as follows (in thousands):

	Year Ended	Year Ended
	December 30,	December 25,	Increase
	2012	2011	(Decrease)
		(As Restated)

General and administrative (a)	$37,618	$24,807	$12,811
Supplier marketing payment (b)	4,000	-	4,000
Net interest expense	1,476	2,300	(824)
Depreciation expense	7,193	8,021	(828)
Franchise incentives and initiatives (c)	-	3,234	(3,234)
Perfect Pizza lease obligation (d)	(135)	832	(967)
Other (income) expense (e)	(1,194)	533	(1,727)
Total unallocated corporate expenses	$48,958	$39,727	$9,231

(a)
The increase in unallocated general and administrative costs was primarily due to increases in legal costs, including estimated costs associated with the tentative settlement of the Agne litigation (see “Note 17” of “Notes to Consolidated Financial Statements” for additional information), short-term management incentives, insurance costs, and higher costs related to our operators’ conference.

(b)	See “Items Impacting Comparability; Non-GAAP Measures” above for further information about the Incentive Contribution.

(c)
In 2011, we offered non-recurring incentives to domestic franchisees for meeting certain sales targets, including driving comparable sales, transactions and online sales. Other incentives offered are included in the North America Franchising segment.

(d)
The Perfect Pizza lease obligation relates to rents, taxes and insurance associated with the former Perfect Pizza operations in the United Kingdom. See the notes to the consolidated financial statements for additional information.

(e)
Other (income) expense improved primarily due to the prior year including both higher costs related to our online customer loyalty program and disposition and valuation costs associated with certain systems and other equipment.

Diluted earnings per share were $2.58 in 2012, compared to $2.16 in 2011, an increase of $0.42, or 19.4%. The 2012 diluted earnings per share include the benefit of the 53rd week of operations ($0.11 per diluted share increase), partially offset by the decrease of $0.08 per diluted share attributable to the Incentive Contribution. Diluted earnings per share increased $0.14 due to the reduction in weighted average shares outstanding (5.7% reduction).

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $592.2 million for 2012 compared to $525.8 million for 2011. The 12.6% increase was primarily due to a 5.6% increase in comparable sales and the net acquisition of 50 restaurants in Denver and Minneapolis from a franchisee in the second quarter of 2012, and $10.6 million, or 2.0%, benefit from the 53rd week of operations.

North America franchise sales increased 7.9% to $1.85 billion, from $1.71 billion in 2011, as domestic franchise comparable sales increased 2.9% and equivalent units increased 3.6%. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. North America franchise sales are not included in our consolidated statements of income; however, our North America franchise royalty revenue is derived from these sales. North America franchise royalties were $79.6 million, representing an increase of 8.0% from the comparable period, including a $1.4 million, or 1.8% increase from the 53rd week of operations in 2012. The remaining increase in royalties was primarily due to the previously noted increase in franchise sales.

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

The comparable sales base and average weekly sales for 2012 and 2011 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Year Ended		Year Ended
	December 30, 2012		December 25, 2011
	Domestic Company- owned	North America Franchised	Domestic Company- owned	North America Franchised

Total domestic units (end of period)	648	2,556	598	2,463
Equivalent units	624	2,415	589	2,332
Comparable sales base units	615	2,190	581	2,135
Comparable sales base percentage	98.6%	90.7%	98.6%	91.6%
Average weekly sales - comparable units	$17,987	$14,870	$17,248	$14,459
Average weekly sales - total non-comparable units*	$12,604	$10,389	$11,218	$10,708
Average weekly sales - all units	$17,908	$14,453	$17,164	$14,142

*Includes 215 traditional units in 2012 and 183 in 2011 and 158 non-traditional units in 2012 and 134 in 2011.

North America franchise and development fees were approximately $800,000 in 2012, or an increase of approximately $100,000 from 2011.

Domestic commissary sales increased 7.4% to $545.9 million in 2012, from $508.2 million in the prior comparable period. The increase was primarily due to higher commissary product volumes resulting from increases in the volume of restaurant sales. Our commissaries charge a fixed dollar mark-up on the cost of cheese. Cheese prices are based upon the block price, which decreased to an average price of $1.69 per pound in 2012 from $1.80 per pound in 2011.

Other sales increased $300,000 to $51.2 million in 2012. The increase primarily resulted from an increase in online sales, partially offset by a decline in sales at Preferred.

International franchise sales were $388.4 million in 2012, compared to $320.0 million in 2011.  International franchise sales are not included in our consolidated statements of income; however, our international royalty revenue is derived from these sales. Total international revenues were $72.9 million for 2012 compared to $58.6 million in 2011, reflecting an increase in the number of Company-owned and franchised restaurants in addition to the 7.1% increase in comparable sales, calculated on a constant dollar basis. Our PJUK operations represented 51% of international revenues in both 2012 and 2011.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 19.7% in 2012 (19.5% excluding the $1.0 million advertising credit from PJMF) compared to 19.0% in 2011. The increase of 0.7% consisted of the following differences:

●	Cost of sales was 0.9% lower as a percentage of sales in 2012 due to lower commodity costs, primarily cheese; 2012 also included various supplier incentives.
●	Salaries and benefits were 0.5% higher as a percentage of sales in 2012, primarily due to higher bonuses paid to general managers.
●
Advertising and related costs as a percentage of sales were relatively flat year-over-year and included a $1.0 million advertising credit received from PJMF. The higher costs, excluding the advertising credit, were due to increased local advertising, including additional costs for newly acquired markets.

●	Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.2% lower in 2012 reflecting the benefit of increased sales.

Domestic commissary and other operating margin was 8.0% in 2012, compared to 7.8% in 2011, consisting of the following differences:

●
Cost of sales was 0.3% lower as a percentage of revenues in 2012, as compared to 2011 due to lower commodity costs, primarily cheese, which has a fixed-dollar markup and due to the benefit of increased online sales.

●	Salaries and benefits were 0.1% higher as a percentage of revenues in 2012, as compared to the same period of 2011.
●	Other operating expenses were 0.1% higher as a percentage of revenues in 2012, as compared to 2011.

International operating expenses were relatively consistent at 84.6% of international restaurant and commissary sales in 2012 as compared to 84.5% in 2011. An increase in operating expenses, primarily associated with the new Company-owned restaurants in China, was substantially offset by an improvement in operating results in the United Kingdom.

General and administrative expenses were $131.6 million, or 9.8% of revenues for 2012, as compared to $111.6 million, or 9.2% of revenues for 2011. The increase in general and administrative expenses is due to increases in legal costs, including estimated costs associated with the tentative settlement of the Agne litigation, short-term management incentives, insurance costs, and higher costs related to our operators’ conference. The 53rd week of operations in 2012 increased general and administrative expenses by approximately $700,000.

Other general expenses reflected net expense of $8.3 million in 2012, as compared to $9.8 million in 2011 as detailed below (in thousands):

			Increase
	2012	2011	(Decrease)

Supplier marketing payment (a)	$4,000	$-	$4,000
Franchise and development incentives and initiatives (b)	3,194	4,921	(1,727)
Provision for uncollectible accounts and notes receivable	826	379	447
Disposition and impairment losses (c)	362	1,745	(1,383)
Pre-opening restaurant costs	321	273	48
Perfect Pizza lease obligation (d)	(135)	832	(967)
Other (income) expense (e)	(255)	1,617	(1,872)
Total other general expenses	$8,313	$9,767	$(1,454)

(a)	See “Items Impacting Comparability; Non-GAAP measures” above for further information about the Incentive Contribution.
(b)
Includes incentives provided to domestic franchisees for opening restaurants. The 2011 amount includes approximately $3.2 million in incentives offered to domestic franchisees for meeting certain sales targets, including driving comparable sales, transactions and online sales, which were not offered in 2012.

(c)	Disposition and impairment losses include costs associated with the disposition of certain systems and other equipment, which were higher in 2011.
(d)	The Perfect Pizza lease obligation relates to rents, taxes and insurance associated with the former Perfect Pizza operations in the United Kingdom.
(e)	The decrease is primarily a result of 2011 including higher costs related to our online customer loyalty program.

Depreciation and amortization was $32.8 million, or 2.4% of revenues for 2012, as compared to $32.7 million, or 2.7% of revenues, for 2011.

Net interest. Net interest expense was approximately $1.4 million in 2012, compared to $2.2 million in 2011.  The decrease in net interest costs reflects a lower effective interest rate and a reduction in interest expense associated with a change in redemption value of noncontrolling interest in a joint venture whose noncontrolling interest is deemed mandatorily redeemable. See “Notes 2, 3, 4 and 22” of the “Notes to Consolidated Financial Statements” for additional information.

Income Tax Expense.  Our effective income tax rate was 32.9% in 2012 compared to 31.0% in 2011. Our effective income tax rate may fluctuate for various reasons, including the settlement or resolution of specific federal and state issues. We recognized reductions of $738,000 and $1.9 million in our income tax expense associated with the finalization of certain income tax issues in 2012 and 2011, respectively.

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

Discussion of Operating Results

Our income before income taxes totaled $84.8 million in 2011, as compared to $83.3 million in 2010, an increase of approximately $1.5 million. Excluding the impact of BIBP (income before income taxes of $6.8 million, excluding the BIBP Settlement), our income before income taxes increased approximately $8.3 million, or 10.8%.

Income before income taxes is summarized in the following table on an operating segment basis (in thousands):

			Increase
	2011	2010	(Decrease)
	(As Restated)	(As Restated)

Domestic Company-owned restaurants	$28,980	$31,619	$(2,639)
Domestic commissaries *	30,532	14,188	16,344
North America franchising	66,222	62,229	3,993
International	(165)	(4,771)	4,606
All others	(441)	1,847	(2,288)
Unallocated corporate expenses	(39,727)	(42,237)	2,510
Elimination of intersegment profits	(610)	(519)	(91)
Income before income taxes, excluding BIBP	84,791	62,356	22,435
BIBP, a variable interest entity *	-	20,954	(20,954)
Total income before income taxes	$84,791	$83,310	$1,481

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

●	Domestic Commissary Segment. Domestic commissaries’ income before income taxes increased $16.3 million in 2011 over the comparable 2010 period comprised of the following (in thousands):

	Year Ended December 25, 2011	Year Ended December 26, 2010	Decrease

Income before income taxes, excluding the
BIBP Settlement	$30,532	$28,338	$2,194
BIBP Settlement	-	(14,150)	14,150
Total segment income before income taxes	$30,532	$14,188	$16,344

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

●
Unallocated Corporate Segment. Unallocated corporate expenses decreased $2.5 million in 2011, as compared to prior year. The components of unallocated corporate expenses were as follows (in thousands):

	Year Ended	Year Ended
	December 25, 2011	December 26, 2010	Increase (Decrease)
	(As Restated)	(As Restated)

General and administrative (a)	$24,807	$25,823	$(1,016)
Net interest (b)	2,300	3,091	(791)
Depreciation	8,021	8,873	(852)
Franchise incentives and initiatives (c)	3,234	6,489	(3,255)
Perfect Pizza lease obligation (d)	832	-	832
Other expense (income) (e)	533	(2,039)	2,572
Total unallocated corporate expenses	$39,727	$42,237	$(2,510)

(a)
The decrease in unallocated corporate general and administrative costs for 2011 was due to lower short- and long-term incentive compensation costs, and lower sponsorship fees, partially offset by increased travel costs.

(b)
The decrease in net interest expense reflects the decrease in our average outstanding debt balance and lower interest rates. This was somewhat offset by the increased interest expense in 2011 associated with the increase in redemption value of noncontrolling interest in a joint venture whose noncontrolling interest is deemed mandatorily redeemable. See “Notes 2, 3, 4 and 22” of the “Notes to Consolidated Financial Statements” for additional information.

(c)
In 2010, we provided discretionary contributions to the PJMF and other local advertising cooperatives. In 2011, we offered incentives to domestic franchisees for meeting certain sales targets, including driving comparable sales, transactions and online sales.

(d)	The Perfect Pizza lease obligation relates to rents, taxes and insurance associated with the former Perfect Pizza operations in the United Kingdom.

(e)	The increase in other expense (income) is primarily due to increases in our online customer loyalty program costs and disposition and valuation-related costs.

●
Variable Interest Entities.  BIBP generated income before income taxes of $21.0 million in 2010, which primarily consisted of the BIBP Settlement and income associated with cheese sold to domestic Company-owned and franchise restaurants of $1.7 million and $5.6 million, respectively. BIBP reported break-even results for the first two months of 2011, at which time we terminated the purchasing arrangement with BIBP. The following table summarizes the impact of BIBP prior to the required consolidating eliminations on our consolidated statements of income for the years ended December 25, 2011 and December 26, 2010 (in thousands):

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

Diluted earnings per share were $2.16 in 2011, compared to $1.99 per diluted share in 2010 (including a $0.16 per share gain from the consolidation of BIBP). Excluding the impact of BIBP in 2010, diluted earnings per share increased $0.33, or 18.0% ($2.16 in 2011 compared to $1.83 in 2010). Diluted weighted average shares outstanding decreased 4.4% in 2011 from the prior year period. Diluted earnings per share increased $0.09 due to the reduction in shares outstanding.

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

The comparable sales base and average weekly sales for 2011 and 2010 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Year Ended		Year Ended
	December 25, 2011		December 26, 2010
	Domestic Company- owned	North America Franchised	Domestic Company- owned	North America Franchised

Total domestic units (end of period)	598	2,463	591	2,346
Equivalent units	589	2,332	586	2,231
Comparable sales base units	581	2,135	577	2,074
Comparable sales base percentage	98.6%	91.6%	98.5%	93.0%
Average weekly sales - comparable units	$17,248	$14,459	$16,599	$14,057
Average weekly sales - total non-comparable units*	$11,218	$10,708	$11,562	$12,177
Average weekly sales - all units	$17,164	$14,142	$16,521	$13,924

*Includes 183 traditional units in 2011 and 165 in 2010 and 134 non-traditional units in 2011 and 111 in 2010.

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

International franchise sales were $320.0 million in 2011, compared to $258.8 million in 2010. Total international revenues were $58.6 million for 2011 compared to $46.4 million in 2010, reflecting an increase in the number of restaurants in addition to the 5.1% increase in comparable sales, calculated on a constant dollar basis. These increases were partially offset by the prior year’s inclusion of revenues from Company-owned restaurants located in the United Kingdom, which were sold in the third quarter of 2010. Our PJUK operations represented 51% of international revenues in both 2011 and 2010.

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

Other general expenses reflected net expense of $9.8 million in 2011, as compared to $9.0 million in 2010 as detailed below (in thousands):

			Increase
	2011	2010	(Decrease)

Impairment and disposition losses (a)	$1,745	$894	$851
Provision (credit) for uncollectible accounts and notes receivable	379	(27)	406
Pre-opening restaurant costs	273	149	124
Franchise and development incentives and initiatives (b)	4,921	7,533	(2,612)
Perfect Pizza lease obligation (c)	832	-	832
Other (d)	1,617	481	1,136
Total other general expenses	$9,767	$9,030	$737

(a)	Disposition and impairment losses include costs associated with the disposition of certain systems and other equipment.
(b)
The 2010 amounts include discretionary contributions to the PJMF and other local advertising cooperatives of $6.5 million and incentives to franchisees for opening new restaurants of $1.0 million. The 2011 amounts include approximately $3.2 million in incentives offered to domestic franchisees for meeting certain sales targets, including driving comparable sales, transactions and online sales in 2011 and $1.7 million in incentives to franchisees for opening new restaurants.

(c)	The Perfect Pizza lease obligation relates to rents, taxes and insurance associated with the former Perfect Pizza operations in the United Kingdom.
(d)	Other expense increased primarily due to costs associated with our online customer loyalty program.

Depreciation and amortization was $32.7 million, or 2.7% of revenues, for 2011 as compared to $32.4 million, or 2.9% of revenues, for 2010.

Net interest. Net interest expense was approximately $2.2 million in 2011, compared to $3.4 million in 2010.  The decrease in net interest costs reflects a lower average outstanding debt balance and lower effective interest rates. This was somewhat offset by the increased interest expense in 2011 associated with the increase in redemption value of noncontrolling interest in a joint venture whose noncontrolling interest is deemed mandatorily redeemable. See “Notes 2, 3, 4 and 22” of the “Notes to Consolidated Financial Statements” for additional information.

Income Tax Expense.  Our effective income tax rate was 31.0% in 2011 compared to 32.7% in 2010 (32.4% in 2010, excluding BIBP). Our effective income tax rate may fluctuate for various reasons, including the settlement or resolution of specific federal and state issues. We recognized reductions of $1.9 million and $550,000 in our income tax expense associated with the finalization of certain income tax issues in 2011 and 2010, respectively.

Liquidity and Capital Resources

Our long-term debt is comprised entirely of the outstanding balance under our revolving line of credit. The balance was $88.3 million as of December 30, 2012 and $51.5 million as of December 25, 2011.

In September 2010, we entered into a five-year, $175.0 million unsecured revolving credit facility (“Credit Facility”) that replaced a $175.0 million unsecured Revolving Credit Facility (“Old Credit Facility”). The Credit Facility was amended in November 2011 (the “Amended Credit Facility”), which extended the maturity date of the Credit Facility to November 30, 2016. Under the Amended Credit Facility, outstanding balances accrue interest at a margin of 75 to 150 basis points over the London Interbank Offered Rate (“LIBOR”) or other bank developed rates at our option (previously interest accrued at a margin of 100 to 175 basis points over LIBOR). The commitment fee on the unused balance under the Amended Credit Facility ranges from 17.5 to 25.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Amended Credit Facility. Outstanding balances under the Old Credit Facility were charged interest at 50 to 100 basis points over LIBOR or other bank developed rates, at our option.

We have used interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our revolving credit facility. In 2012, we had a swap with a fixed rate of 0.53%, as compared to LIBOR, with a notional amount of $50.0 million. Subsequent to year end (effective December 31, 2012), we amended our interest rate swap agreement with a notional amount of $50.0 million to extend the maturity date through December 30, 2015. The amendment resulted in a change to the fixed rate of interest (to 0.55% from 0.53%) but did not impact the notional amount of the interest rate swap agreement. See “Note 9” of “Notes to Consolidated Financial Statements” for additional information.

Our Amended Credit Facility contains affirmative and negative covenants, including the following financial covenants, as defined by the Amended Credit Facility:

	Permitted Ratio	Actual Ratio for the Year Ended December 30, 2012

Leverage Ratio	Not to exceed 2.5 to 1.0	0.8 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	5.2 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants for each of our 2012 quarters and at December 30, 2012.

Cash flow provided by operating activities was $104.4 million for the full-year 2012 as compared to $101.0 million in 2011, primarily due to higher net income, partially offset by unfavorable working capital changes.

Cash flow provided by operating activities increased to $101.0 million in 2011 from $92.6 million in 2010. The consolidation of BIBP increased cash flow from operations by approximately $6.8 million in 2010. Excluding the impact of the consolidation of BIBP, cash flow was $101.0 million in 2011 as compared to $85.8 million in 2010, primarily due to higher net income and favorable working capital changes, including deferred income taxes.

The Company’s free cash flow for the last three years was as follows (in thousands):

	Year Ended
	Dec. 30,	Dec. 25,	Dec. 26,
	2012	2011	2010

Net cash provided by operating activities	$104,379	$101,008	$92,581
Gain from BIBP cheese purchasing entity	-	-	(6,804)
Purchase of property and equipment	(42,628)	(29,319)	(31,125)
Free cash flow (a)	$61,751	$71,689	$54,652

(a)
We define free cash flow as net cash provided by operating activities (from the consolidated statements of cash flows) excluding the impact of BIBP, less the purchases of property and equipment. See “Items Impacting Comparability; Non-GAAP Measures” for more information about this non-GAAP measure, its limitations and why we present free cash flow alongside the most directly comparable GAAP measure.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary facilities and equipment and the enhancement of corporate systems and facilities, including technological enhancements. Purchases of property and equipment amounted to $42.6 million, $29.3 million, and $31.1 million in 2012, 2011 and 2010, respectively, and are summarized by operating segment in “Note 21” of “Notes to Consolidated Financial Statements.”

Our Board of Directors has authorized the repurchase of our common stock through September 29, 2013 of $1.1 billion, including $50 million authorized in December 2012 and $50 million authorized in February 2013. The following is a summary of our common share repurchases for the last three years (in thousands, except average price per share):

Fiscal Year	Number of Shares Repurchased	Total Cash Paid	Average Price Per Share
2010	1,881	$46,936	$24.95
2011	2,084	$65,323	$31.35
2012	2,276	$106,095	$46.61

Subsequent to year end, we acquired an additional 5,000 shares at an aggregate cost of $254,000. Approximately $115.2 million remained available under the Company’s share repurchase program as of February 24, 2013.

The outstanding principal balance under our revolving line of credit was $88.3 million in 2012, $51.5 million in 2011, and $99.0 million in 2010. The increase in 2012 was due to increased share repurchases.

Contractual obligations and payments as of December 30, 2012 due by year are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Contractual Obligations:

Revolving line of credit (1)	$-	$-	$88,258	$-	$88,258
Interest payments (2)	1,016	2,032	788	-	3,836
Total debt	1,016	2,032	89,046	-	92,094
Operating leases	34,073	56,803	36,582	32,227	159,685
Total contractual obligations	$35,089	$58,835	$125,628	$32,227	$251,779

(1)
We utilize an interest rate swap to hedge against our variable rate debt. The value of our interest rate swap was $104,000 at December 30, 2012 and was recorded in other long-term liabilities in the consolidated balance sheet.

(2)
Represents estimated interest payments on our revolving line of credit balance outstanding as of December 30, 2012. The interest payments assume the outstanding balance on our $175.0 million unsecured revolving line of credit will remain at $88.3 million until the maturity date of November 30, 2016. Interest payments are calculated based on LIBOR plus the applicable margin in effect at December 30, 2012, and considers the amended interest rate swap agreement in effect until December 30, 2015 (interest rate of 0.55%). The actual interest rates on the variable indebtedness incurred and the amount of our indebtedness could vary from those used to compute the above interest payments. See “Note 9” of “Notes to Consolidated Financial Statements” for additional information concerning our debt and credit arrangements.

The above table does not include $3.4 million of unrecognized tax benefits since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority. Additionally, the above table does not include $18.2 million of redeemable and mandatorily redeemable noncontrolling interests as we are not able to predict the timing of the redemptions.

Off-Balance Sheet Arrangements

The off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition are operating leases of Company-owned restaurant sites, QC Centers, office space and transportation equipment.

We guarantee leases for certain Papa John’s domestic franchisees, who purchased restaurants that were previously Company-owned, as well as in the United Kingdom in connection with the 2006 sale of our former Perfect Pizza operations. We are contingently liable on these leases. These leases have varying terms, the latest of which expires in 2018. As of December 30, 2012, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $4.7 million, net of amounts reserved of approximately $300,000 related to the Perfect Pizza operations. No liability has been recorded related to the other guarantees.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$19,931	$-	$-	$-	$19,931

See “Notes 9, 12 and 17” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other Company communications constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such statements may relate to projections concerning business performance, revenue, earnings, contingent liabilities, resolution of litigation, commodity costs, margins, unit growth, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

●	aggressive changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; and new product and concept developments by food industry competitors;
●	changes in consumer preferences and adverse general economic and political conditions, including increasing tax rates, and their resulting impact on consumer buying habits;
●	the impact that product recalls, food quality or safety issues, and general public health concerns could have on our restaurants;
●	failure to maintain our brand strength and quality reputation;
●
the ability of the company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, which could be impacted by challenges securing financing, finding suitable store locations or securing required domestic or foreign government permits and approvals;

●	increases in or sustained high costs of food ingredients and other commodities;
●	disruption of our supply chain due to sole or limited source of suppliers or weather, drought, disease or other disruption beyond our control;
●
increased risks associated with our international operations, including economic and political conditions in our international markets and difficulty in meeting planned sales targets and new store growth for our international operations;

●	increased employee compensation, benefits, insurance, regulatory compliance and similar costs, including increased costs resulting from federal health care legislation;
●	the credit performance of our franchise loan program;
●	the impact of the resolution of current or future claims and litigation, and current or proposed legislation impacting our business;
●	currency exchange and interest rates;
●	failure to effectively execute succession planning, and our reliance on the services of our Founder and CEO, who also serves as our brand spokesperson;
●	credit risk associated with parties to leases of restaurants and commissaries, including those Perfect Pizza locations formerly operated by us, for which we remain contractually liable; and
●	disruption of critical business or information technology systems, and risks associated with security breaches, including theft of company and customer information.

These and other risk factors are discussed in detail in “Part I. Item 1A. – Risk Factors” of this report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our debt at December 30, 2012 was comprised of an $88.3 million outstanding principal balance on our $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (LIBOR) plus a margin of 75 to 150 basis points as amended effective November 2011, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

In August 2011, we entered into a new interest rate swap agreement that provides for a fixed rate of 0.53%, as compared to LIBOR, with a notional amount of $50.0 million. Subsequent to year end (effective December 31, 2012), we amended our interest rate swap agreement with a notional amount of $50.0 million to extend the maturity date through December 30, 2015. The amendment resulted in a change to the fixed rate of interest (to 0.55% from 0.53%) but did not impact the notional amount of the interest rate swap agreement. Previously, we had two interest rate swap agreements that expired in January 2011. The previous swap agreements provided for fixed rates of 4.98% and 3.74%, as compared to LIBOR, with each having a notional amount of $50.0 million.

The effective interest rate on the revolving line of credit, including the impact of the interest rate swap agreement, was 1.1% as of December 30, 2012. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of December 30, 2012, net of the swap, would increase interest expense by $383,000.

We do not enter into financial instruments to manage foreign currency exchange rates since only 5.4% of our total revenues are derived from sales to customers and royalties outside the United States.

In the ordinary course of business, the food and paper products we purchase, including cheese (historically representing 35% to 40% of our food cost), are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have pricing agreements with some of our vendors, including forward pricing agreements for a portion of our cheese purchases for our domestic Company-owned restaurants, which are accounted for as normal purchases; however, we still remain exposed to on-going commodity volatility.

As previously discussed in “Critical Accounting Policies and Estimates,” we had a purchasing arrangement with a third-party entity, BIBP, formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to restaurants operating in the United States. In February 2011, we terminated this purchasing arrangement with BIBP and BIBP ceased operations. Over 99% of our franchisees have entered into a cheese purchasing agreement with PJFS. The cheese purchasing agreement specifies that PJFS will charge the franchisees a predetermined price for cheese on a monthly basis. Any difference between the amount charged to franchisees and the actual price paid by PJFS for cheese will be recorded as a receivable from or a payable to the franchisees, to be repaid based upon a predetermined formula outlined in the agreement.

Consolidation accounting requires the portion of BIBP operating income (loss) related to domestic Company-owned restaurants to be reflected as a reduction (increase) in the “Domestic Company-owned restaurant expenses – cost of sales” line item, thus reflecting the actual market price of cheese had the purchasing arrangement not existed. The consolidation of BIBP had a significant impact on our 2010 operating results. BIBP had no impact in 2011, as BIBP had break-even results while operating through February 2011.

The following table presents the actual average block price for cheese by quarter in 2012, 2011 and 2010 and the average BIBP block price by quarter for 2010 (not applicable in 2011 and 2012). Also presented is the projected full-year 2013 average block price (based on the February 24, 2013 Chicago Mercantile Exchange cheese futures prices for 2013):

	2013	2012	2011	2010
	Projected	Block	Block	BIBP	Actual
	Market	Price	Price	Block Price	Block Price

Quarter 1	$1.689	$1.522	$1.695	$1.595	$1.431
Quarter 2	1.749	1.539	1.736	1.529	1.407
Quarter 3	1.840	1.750	2.006	1.572	1.597
Quarter 4	1.808	1.939	1.760	1.645	1.578
Full Year	$1.772	$1.692	$1.799	$1.585	$1.503

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries as of December 30, 2012 and December 25, 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and Subsidiaries at December 30, 2012 and December 25, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the 2010 and 2011 consolidated financial statements have been restated to correct for errors in the accounting for certain redemption features of the noncontrolling interests of joint venture agreements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an adverse opinion thereon.

 /s/ Ernst & Young LLP

Louisville, Kentucky
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc. and Subsidiaries

We have audited Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Papa John’s International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on our Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In their assessment, management has identified a material weakness in internal controls over the accounting for noncontrolling interests of  joint venture agreements. Specifically, the review controls in place with respect to non-routine contractual changes or amendments related to these agreements were not effective. We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries as of December 30, 2012 and December 25, 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of those financial statements, and this report does not affect our report dated February 28, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Papa John’s International, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 30, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP
Louisville, Kentucky
February 28, 2013

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)	Years Ended
	December 30,	December 25,	December 26,
	2012	2011	2010
North America revenues:		(As Restated)	(As Restated)
Domestic Company-owned restaurant sales	$592,203	$525,841	$503,272
Franchise royalties	79,567	73,694	69,631
Franchise and development fees	806	722	610
Domestic commissary sales	545,924	508,155	454,506
Other sales	51,223	50,912	51,951
International revenues:
Royalties and franchise and development fees	19,881	16,327	13,265
Restaurant and commissary sales	53,049	42,231	33,162
Total revenues	1,342,653	1,217,882	1,126,397
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	137,378	126,887	111,010
Salaries and benefits	163,260	142,093	137,840
Advertising and related costs	54,583	49,035	47,174
Occupancy costs	34,734	32,278	32,343
Other operating expenses	85,847	75,558	72,997
Total domestic Company-owned restaurant expenses	475,802	425,851	401,364
Domestic commissary and other expenses:
Cost of sales	454,108	426,955	382,150
Salaries and benefits	38,083	35,141	34,063
Other operating expenses	57,298	53,188	46,890
Total domestic commissary and other expenses	549,489	515,284	463,103
Income from the franchise cheese-purchasing program,
net of noncontrolling interest	-	-	(5,634)
International operating expenses	44,853	35,674	29,429
General and administrative expenses	131,591	111,608	109,954
Other general expenses	8,313	9,767	9,030
Depreciation and amortization	32,798	32,681	32,407
Total costs and expenses	1,242,846	1,130,865	1,039,653
Operating income	99,807	87,017	86,744
Investment income	750	755	875
Interest expense	(2,162)	(2,981)	(4,309)
Income before income taxes	98,395	84,791	83,310
Income tax expense	32,393	26,324	27,247
Net income, including redeemable noncontrolling interests	66,002	58,467	56,063
Less: income attributable to redeemable noncontrolling interests	(4,342)	(3,732)	(3,485)
Net income, net of redeemable noncontrolling interests	$61,660	$54,735	$52,578

Basic earnings per common share	$2.63	$2.19	$2.00
Earnings per common share - assuming dilution	$2.58	$2.16	$1.99

Basic weighted average shares outstanding	23,458	25,043	26,328
Diluted weighted average shares outstanding	23,905	25,310	26,468

Supplemental data (see Note 16):
Revenues - affiliates	$29,310	$28,078	$24,290

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

(In thousands)	Years Ended
	December 30,	December 25,	December 26,
	2012	2011	2010
		(As Restated)	(As Restated)

Net income, including redeemable noncontrolling interests	$66,002	$58,467	$56,063
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,128	864	(523)
Interest rate swaps	(114)	258	3,756
Defined benefit pension plan	45	(45)	83
Other comprehensive income (loss), before tax	1,059	1,077	3,316
Income tax effect:
Foreign currency translation adjustments	(1,110)	-	-
Interest rate swaps	42	(93)	(1,352)
Defined benefit pension plan	(16)	16	(31)
Income tax effect	(1,084)	(77)	(1,383)
Other comprehensive income (loss), net of tax	(25)	1,000	1,933
Comprehensive income, including redeemable noncontrolling interests	65,977	59,467	57,996
Less: Comprehensive income, redeemable noncontrolling interests	(4,342)	(3,732)	(3,485)
Comprehensive income, net of redeemable noncontrolling interests	$61,635	$55,735	$54,511

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)	Years Ended
	December 30,	December 25,
	2012	2011
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$16,396	$18,942
Accounts receivable (less allowance for doubtful
accounts of $3,057 in 2012 and $3,034 in 2011)	43,585	27,487
Accounts receivable - affiliates (no allowance for doubtful
accounts in 2012 and 2011)	1,062	682
Notes receivable (no allowance for doubtful accounts in 2012 and 2011)	4,577	4,221
Inventories	22,178	20,091
Deferred income taxes	10,279	7,636
Prepaid expenses	12,782	10,210
Other current assets	7,767	5,555
Total current assets	118,626	94,824
Net property and equipment	196,661	181,910
Notes receivable, less current portion (less allowance for doubtful
accounts of $5,028 in 2012 and $5,905 in 2011)	12,536	11,502
Goodwill	78,958	75,085
Other assets	31,627	27,061
Total assets	$438,408	$390,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,624	$32,966
Income and other taxes payable	10,429	3,969
Accrued expenses and other current liabilities	60,528	44,198
Total current liabilities	103,581	81,133
Deferred revenue	7,329	4,780
Long-term debt	88,258	51,489
Deferred income taxes	10,672	6,692
Other long-term liabilities	40,674	36,676
Total liabilities	250,514	180,770

Redeemable noncontrolling interests	6,380	3,965

Stockholders’ equity:
Preferred stock ($.01 par value per share; authorized 5,000 shares,
no shares issued)	-	-
Common stock ($.01 par value per share; authorized 50,000 shares,
issued 37,088 in 2012 and 36,656 in 2011)	371	367
Additional paid-in capital	280,905	262,456
Accumulated other comprehensive income	1,824	1,849
Retained earnings	356,461	294,801
Treasury stock (14,847 shares in 2012 and 12,637 shares in 2011, at cost)	(458,047)	(353,826)
Total stockholders' equity	181,514	205,647
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$438,408	$390,382

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common			Accumulated
	Stock		Additional	Other			Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 27, 2009 (As Previously Reported)	26,930	$358	$231,720	$(1,084)	$191,212	$(245,337)	$176,869
Correction of an error	-	-	-	-	(3,724)	-	(3,724)
Balance at December 27, 2009 (As Restated)	26,930	358	231,720	(1,084)	187,488	(245,337)	173,145
Comprehensive income:
Net income, net of redeemable
noncontrolling interests (1)	-	-	-	-	52,578	-	52,578
Other comprehensive income	-	-	-	1,933	-	-	1,933
Comprehensive income							54,511
Exercise of stock options	356	3	6,122	-	-	285	6,410
Tax effect of equity awards	-	-	62	-	-	-	62
Acquisition of Company common stock	(1,881)	-	-	-	-	(46,936)	(46,936)
Stock-based compensation expense	-	-	6,066	-	-	-	6,066
Issuance of restricted stock	34	-	(881)	-	-	881	-
Other	-	-	2,291	-	-	59	2,350
Balance at December 26, 2010 (As Restated)	25,439	361	245,380	849	240,066	(291,048)	195,608
Comprehensive income:
Net income, net of redeemable
noncontrolling interests (1)	-	-	-	-	54,735	-	54,735
Other comprehensive income	-	-	-	1,000	-	-	1,000
Comprehensive income							55,735
Exercise of stock options	572	6	14,036	-	-	-	14,042
Tax effect of equity awards	-	-	(1,400)	-	-	-	(1,400)
Acquisition of Company common stock	(2,084)	-	-	-	-	(65,323)	(65,323)
Stock-based compensation expense	-	-	6,704	-	-	-	6,704
Issuance of restricted stock	92	-	(2,253)	-	-	2,253	-
Other	-	-	(11)	-	-	292	281
Balance at December 25, 2011 (As Restated)	24,019	367	262,456	1,849	294,801	(353,826)	205,647
Comprehensive income:
Net income, net of redeemable
noncontrolling interests (1)	-	-	-	-	61,660	-	61,660
Other comprehensive income	-	-	-	(25)	-	-	(25)
Comprehensive income							61,635
Exercise of stock options	432	4	12,260	-	-	-	12,264
Tax effect of equity awards	-	-	933	-	-	-	933
Acquisition of Company common stock	(2,276)	-	-	-	-	(106,095)	(106,095)
Stock-based compensation expense	-	-	6,905	-	-	-	6,905
Issuance of restricted stock	66	-	(1,582)	-	-	1,582	-
Other	-	-	(67)	-	-	292	225
Balance at December 30, 2012	22,241	$371	$280,905	$1,824	$356,461	$(458,047)	$181,514

(1)
Net income at December 30, 2012, December 25, 2011 and December 26, 2010 excludes $4,342, $3,732 and $3,485, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)	Years Ended
	December 30,	December 25,	December 26,
	2012	2011	2010
Operating activities		(As Restated)	(As Restated)
Net income, including redeemable noncontrolling interests	$66,002	$58,467	$56,063
Adjustments to reconcile net income to net cash provided by operating activities:
Disposition and impairment losses	269	1,200	479
Provision for uncollectible accounts and notes receivable	1,674	1,037	917
Depreciation and amortization	32,798	32,681	32,407
Deferred income taxes	2,035	9,345	4,944
Stock-based compensation expense	6,905	6,704	6,066
Excess tax benefit on equity awards	(1,967)	(741)	(359)
Other	2,961	4,556	(743)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,048)	(4,298)	(5,022)
Inventories	(1,947)	(2,689)	(1,848)
Prepaid expenses	(2,572)	(2,514)	(1,303)
Other current assets	(1,667)	1,486	773
Other assets and liabilities	(3,952)	(877)	50
Accounts payable	(342)	1,397	4,579
Income and other taxes payable	6,460	2,180	480
Accrued expenses and other current liabilities	12,209	(5,685)	(5,830)
Deferred revenue	3,561	(1,241)	928
Net cash provided by operating activities	104,379	101,008	92,581
Investing activities
Purchases of property and equipment	(42,628)	(29,319)	(31,125)
Loans issued	(4,903)	(3,492)	(2,637)
Repayments of loans issued	3,642	5,357	3,918
Acquisitions, net of cash acquired	(6,175)	-	-
Proceeds from divestitures of restaurants	908	-	1,397
Other	36	68	12
Net cash used in investing activities	(49,120)	(27,386)	(28,435)
Financing activities
Net proceeds (repayments) on line of credit facility	36,769	(47,511)	-
Excess tax benefit on equity awards	1,967	741	359
Tax payments for restricted stock issuances	(855)	(1,041)	-
Proceeds from exercise of stock options	12,264	14,042	6,410
Acquisition of Company common stock	(106,095)	(65,323)	(46,936)
Net proceeds from issuance of redeemable noncontrolling interests	2,052	-	-
Distributions to redeemable noncontrolling interest holders	(4,256)	(3,669)	(3,147)
Other	225	160	96
Net cash used in financing activities	(57,929)	(102,601)	(43,218)
Effect of exchange rate changes on cash and cash equivalents	124	92	62
Change in cash and cash equivalents	(2,546)	(28,887)	20,990
Cash and cash equivalents at beginning of year	18,942	47,829	26,839
Cash and cash equivalents at end of year	$16,396	$18,942	$47,829

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” currently in all 50 states and 35 countries. Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Papa John’s and its subsidiaries. Our financial results include BIBP Commodities, Inc. (“BIBP”), a variable interest entity (“VIE”) for which we were the primary beneficiary. The results of our Company-owned operations in Mexico and China are consolidated one month in arrears. The results of our inactive captive insurance subsidiary, RSC Insurance Services, Ltd. (“RSC”), are consolidated one quarter in arrears. All intercompany balances and transactions have been eliminated.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks except for the 2012 fiscal year, which consists of 53 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include allowance for doubtful accounts and notes receivable, intangible assets, online customer loyalty program obligation, insurance reserves and income tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

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

Depreciation expense was $32.1 million in 2012, $31.9 million in 2011 and $31.4 million in 2010.

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

2.  Significant Accounting Policies (continued)

Intangible Assets - Goodwill

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment,” was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption was permitted. We elected to early adopt the provisions of ASU 2011-08 in fiscal 2011.

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

We evaluate goodwill annually in the fourth quarter or whenever we identify certain triggering events or circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such tests are completed separately with respect to the goodwill of each of our reporting units.  Events or circumstances that might indicate an interim evaluation is warranted include, among other factors, unexpected adverse business conditions, macro and reporting unit specific economic factors (for example, deteriorating results in comparison to projections, commodity inflation, or loss of key personnel), unanticipated competitive activities, and acts by governments or courts.

Under ASU 2011-08, companies can bypass the qualitative assessment and move directly to the quantitative assessment for any reporting unit in any period if management believes that it is more efficient or there is a risk of impairment. All companies can elect to resume performing the qualitative assessment in any subsequent period. We applied the qualitative assessment for our domestic Company-owned restaurants and China reporting unit, which is included in our international reporting segment.  As a result of our qualitative analysis, we determined that it was more-likely-than-not that the fair value of our domestic Company-owned restaurants and China reporting unit were greater than their carrying amounts.

With respect to the reporting unit for our subsidiary located in the United Kingdom (“PJUK”), which represents $15.4 million of goodwill as of December 30, 2012, we bypassed the qualitative assessment and performed the two-step quantitative goodwill impairment test, which indicated the fair value exceeded the carrying amount by 37%. The fair value was calculated using an income approach that projected net cash flow over a 10-year discrete period and a terminal value, which were discounted using appropriate rates. The selected discount rate considers the risk and nature of our PJUK reporting unit’s cash flow and the rates of return market participants would require to invest their capital in the PJUK reporting unit. We believe our PJUK reporting unit will continue to improve its operating results through ongoing growth initiatives, by increasing Papa John’s brand awareness in the United Kingdom, improving sales and profitability for individual franchised restaurants and increasing PJUK franchised net unit openings over the next several years. Future impairment charges could be required if adverse economic events occur in the United Kingdom.

2.  Significant Accounting Policies (continued)

Subsequent to completing our annual qualitative and quantitative goodwill impairment tests, no indications of impairment were identified.

Deferred Costs

We defer certain information systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related information systems project. Total costs deferred were approximately $2.7 million in 2012, $1.5 million in 2011 and $2.0 million in 2010. The unamortized information systems development costs approximated $5.8 million and $4.1 million as of December 30, 2012 and December 25, 2011, respectively.

Deferred Income Tax Accounts and Tax Reserves

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of December 30, 2012, we had a net deferred tax liability of approximately $400,000.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized reductions of $738,000, $1.9 million and $550,000 in our income tax expense associated with the finalization of certain income tax issues in 2012, 2011 and 2010, respectively. See Note 15 for additional information.

Advertising and Related Costs

Advertising and related costs include the costs of domestic Company-owned local restaurant activities such as mail coupons, door hangers and promotional items and contributions to Papa John’s Marketing Fund, Inc. (“PJMF”), an unconsolidated non-profit corporation, and various local market cooperative advertising funds (“Co-op Funds”). Contributions by domestic Company-owned and franchised restaurants to PJMF and the Co-op Funds are based on an established percentage of monthly restaurant revenues. PJMF is responsible for developing and conducting marketing and advertising for the Papa John’s system. The Co-op Funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by PJMF. We recognize domestic Company-owned restaurant contributions to PJMF and the Co-op Funds in which we do not have a controlling interest in the period in which the contribution accrues. The net assets of the Co-op Funds in which we possess majority voting rights, and thus control the cooperatives, are included in our consolidated balance sheets.

2.  Significant Accounting Policies (continued)

Foreign Currency Translation

The local currency is the functional currency for our foreign subsidiaries located in the United Kingdom, Mexico and China. Earnings and losses are translated into U.S. dollars using monthly average exchange rates, while assets and liabilities are translated using year-end exchange rates. The resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) net of income taxes.

Stock-Based Compensation

Compensation expense for equity grants is estimated on the grant date, net of projected forfeitures. Stock options are valued using a Black-Scholes option pricing model. Our specific assumptions for estimating the fair value of options are included in Note 19. Restricted stock is valued based on the market price of the Company’s shares on the date of grant.

Fair Value Measurements and Disclosures

Fair value is determined based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity-specific measurement.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 30, 2012 and December 25, 2011 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

December 30, 2012
Financial assets:
Cash surrender value of life insurance policies *	$13,551	$13,551	$-	$-

Financial liabilities:
Interest rate swap	104	-	104	-

December 25, 2011
Financial assets:
Cash surrender value of life insurance policies *	$11,387	$11,387	$-	$-
Interest rate swap	11	-	11	-

* Represents life insurance policies held in our non-qualified deferred compensation plan.

2.  Significant Accounting Policies (continued)

There were no transfers among levels within the fair value hierarchy during fiscal 2011 or 2012.

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

We recognized a loss of $114,000 ($72,000 after tax) in 2012, income of $258,000 ($165,000 after tax) in 2011 and income of $3.8 million ($2.4 million after tax) in 2010, in accumulated other comprehensive income for the net change in the fair value of our interest rate swap. The ineffective portion of our hedge was $25,000 in 2010 (none in 2011 or 2012). See Note 9 for additional information on our debt and credit arrangements.

Earnings per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution for the years ended December 30, 2012, December 25, 2011 and December 26, 2010 are as follows (in thousands, except per share data):

	2012	2011	2010
Basic earnings per common share:		(As Restated)	(As Restated)
Net income, net of redeemable noncontrolling interests	$61,660	$54,735	$52,578
Weighted average shares outstanding	23,458	25,043	26,328
Basic earnings per common share	$2.63	$2.19	$2.00

Earnings per common share - assuming dilution:
Net income, net of redeemable noncontrolling interests	$61,660	$54,735	$52,578

Weighted average shares outstanding	23,458	25,043	26,328
Dilutive effect of outstanding equity awards	447	267	140
Diluted weighted average shares outstanding	23,905	25,310	26,468
Earnings per common share - assuming dilution	$2.58	$2.16	$1.99

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of earnings per common share – assuming dilution because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 273,000 in 2011 and 1.5 million in 2010 (none in 2012).

2.  Significant Accounting Policies (continued)

Redeemable Noncontrolling Interests

Noncontrolling interests associated with our joint ventures that are mandatorily redeemable are reported in other long-term liabilities in our consolidated balance sheets at redemption value. Other redeemable noncontrolling interests associated with our joint ventures are reported in the temporary equity section of our consolidated balance sheets (between total liabilities and stockholders’ equity).

For our joint ventures, consolidated net income is required to be reported separately at amounts attributable both to the parent and the redeemable noncontrolling interest. Additionally, disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements of income attributable to the redeemable noncontrolling interest holder.

See Notes 3, 4 and 22 for additional information regarding our redeemable noncontrolling interests.

New Accounting Pronouncements

The Company adopted the required ASUs 2011-05 and 2011-12, “Comprehensive Income: Presentation of Comprehensive Income,” in 2012 on a retrospective basis. The updated guidance does not change the components of comprehensive income, but eliminates certain options for presenting comprehensive income in the financial statements. In accordance with this updated guidance, we no longer present components of comprehensive income in our consolidated statements of stockholders’ equity. Instead, we are now required to present components of comprehensive income in either one continuous financial statement with two sections, net income and comprehensive income, or in two separate but consecutive statements. We elected the two separate statement approach in the accompanying financial statements.

Reclassifications

Certain other prior year amounts in the consolidated balance sheets and the consolidated statements of cash flows have been reclassified to conform to the current year presentation, which also had no effect on current or previously reported net income.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed. See Note 9 for information regarding our interest rate swap amendment and Note 17 for subsequent information regarding litigation. There were no other subsequent events that required recognition or disclosure.

3.   Restatement of Previously Issued Financial Statements

In connection with the evaluation of the accounting for newly formed joint ventures in 2012, we reviewed our accounting for our previously existing joint venture arrangements. As a result of our review, we determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, we determined that an additional redeemable noncontrolling interest was incorrectly classified in shareholders’ equity and should be classified as temporary equity. As such, we are restating our previously issued consolidated financial statements for the years ended December 25, 2011, December 26, 2010 and December 27, 2009 to correct the errors.

To correctly reflect the appropriate measurement of the mandatorily redeemable noncontrolling interest, we recorded a $3.7 million adjustment, net of income taxes, to ending 2009 retained earnings in our consolidated statements of stockholders’ equity to adjust the previously reported balance to its redemption value as of December 27, 2009. Additionally, we also corrected the classification errors of the redeemable noncontrolling interests from permanent equity to either other long-term liabilities or redeemable noncontrolling interests in our consolidated balance sheets, as detailed in the tables below.

In our 2010 and 2011 consolidated statements of income, interest expense, income tax expense, and net income were affected as a result of adjusting the mandatorily redeemable noncontrolling interest to its redemption value. The impact of the restatements on the consolidated balance sheets, consolidated statements of income, and consolidated statements of cash flows by year is outlined in the tables below. The corrections had no impact on total revenues, operating income or operating cash flows and had no impact on our compliance with debt covenants in any periods presented.

3.   Restatement of Previously Issued Financial Statements (continued)

The following tables summarize the corrections by financial statement line item (in thousands, except per share data):

	December 25, 2011
	As Previously Reported	Adjustments	As Restated
Consolidated balance sheet
Noncurrent deferred income tax liabilities	$9,147	$(2,455)	$6,692
Other long-term liabilities	25,611	11,065	36,676
Redeemable noncontrolling interests	-	3,965	3,965
Retained earnings	298,807	(4,006)	294,801
Noncontrolling interests in subsidiaries	8,569	(8,569)	-
Total stockholders' equity	218,222	(12,575)	205,647
Consolidated statement of income
Interest expense	$1,497	$1,484	$2,981
Income before income taxes	86,275	(1,484)	84,791
Income tax expense	26,888	(564)	26,324
Net income, including noncontrolling interests	59,387	(920)	58,467
Net income, net of noncontrolling interests	55,655	(920)	54,735
Comprehensive income	60,387	(920)	59,467
Basic earnings per common share	2.22	(0.03)	2.19
Earnings per common share - assuming dilution	2.20	(0.04)	2.16
Consolidated statement of cash flows
Net income	$59,387	$(920)	$58,467
Deferred income taxes	9,909	(564)	9,345
Other	3,072	1,484	4,556
Net cash provided by operating activities	101,008	-	101,008

3.   Restatement of Previously Issued Financial Statements (continued)

	December 26, 2010
	As Previously Reported	Adjustments	As Restated
Consolidated balance sheet
Noncurrent deferred income tax liabilities (assets)	$341	$(1,892)	$(1,551)
Other long-term liabilities	26,604	9,972	36,576
Redeemable noncontrolling interests	-	3,512	3,512
Retained earnings	243,152	(3,086)	240,066
Noncontrolling interests in subsidiaries	8,506	(8,506)	-
Total stockholders' equity	207,200	(11,592)	195,608
Consolidated statement of income
Interest expense	$5,338	$(1,029)	$4,309
Income before income taxes	82,281	1,029	83,310
Income tax expense	26,856	391	27,247
Net income, including noncontrolling interests	55,425	638	56,063
Net income, net of noncontrolling interests	51,940	638	52,578
Comprehensive income	57,358	638	57,996
Basic earnings per common share	1.97	0.03	2.00
Earnings per common share - assuming dilution	1.96	0.03	1.99
Consolidated statement of cash flows
Net income	$55,425	$638	$56,063
Deferred income taxes	4,553	391	4,944
Other	286	(1,029)	(743)
Net cash provided by operating activities	92,581	-	92,581

	December 27, 2009
	As Previously Reported	Adjustments	As Restated
Consolidated statement of stockholders' equity
Retained earnings	$191,212	$(3,724)	$187,488
Noncontrolling interests in subsidiaries	8,168	(8,168)	-
Total stockholders' equity	185,037	(11,892)	173,145

4.  Redeemable Noncontrolling Interests

Papa John’s has joint ventures in which there are redeemable noncontrolling interests, including the following as of December 30, 2012, December 25, 2011 and December 26, 2010:

				Redeemable
				Noncontrolling
	Number of	Restaurant	Papa John's	Interest
	Restaurants	Locations	Ownership	Ownership

December 30, 2012
Star Papa, LP	78	Texas	51%	49%
Colonel's Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	30	Minnesota	80%	20%
PJ Denver, LLC	22	Colorado	60%	40%

December 25, 2011
Star Papa, LP	76	Texas	51%	49%
Colonel's Limited, LLC	52	Maryland and Virginia	70%	30%

December 26, 2010
Star Papa, LP	75	Texas	51%	49%
Colonel's Limited, LLC	52	Maryland and Virginia	70%	30%

The income before income tax attributable to these joint ventures for the last three years was as follows (in thousands):

	Year Ended
	2012	2011	2010

Papa John's International, Inc.	$6,823	$6,184	$5,658
Redeemable noncontrolling interests	4,342	3,732	3,485
Total income before income tax	$11,165	$9,916	$9,143

The Colonel’s Limited, LLC agreement contains a mandatory redemption clause and accordingly the Company has recorded this noncontrolling interest as a liability at its redemption value in other long-term liabilities.

As part of the other joint venture agreements, the noncontrolling interest holders maintain the option to require the Company to purchase their interests. Since redemption of the noncontrolling interests is outside of the Company’s control, the noncontrolling interests are presented in the caption “Redeemable noncontrolling interests” in the consolidated balance sheets.

The Star Papa, LP agreement contains a redemption feature that is not currently redeemable, but it is probable to become redeemable in the future. Due to specific valuation provisions contained in the agreement, this noncontrolling interest has also been recorded at its carrying value in temporary equity.

4.  Redeemable Noncontrolling Interests (continued)

The PJ Minnesota, LLC and PJ Denver, LLC agreements contain redemption features that are currently redeemable and, therefore, these noncontrolling interests have been recorded in temporary equity at their current redemption values, which approximate their carrying values.

The redeemable noncontrolling interest holders’ equity associated with these joint ventures totaled $6.4 million as of December 30, 2012 and $4.0 million as of December 25, 2011.

As more fully described in Note 3, we corrected errors in our accounting for our noncontrolling interests related to our joint ventures.

5.  Accounting for Variable Interest Entities

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

Through February 2011, we had a purchasing agreement with BIBP, a special-purpose entity formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP was an independent, franchisee-owned corporation. BIBP purchased cheese at the market price and sold it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sold cheese to Papa John’s restaurants (both Company-owned and franchised) at a set price. PJFS purchased $25.1 million of cheese for the three months ended March 27, 2011 and $153.0 million of cheese during 2010 from BIBP.

5.  Accounting for Variable Interest Entities (continued)

Prior to the termination of the purchasing agreement with BIBP, we recognized the operating losses generated by BIBP when BIBP’s shareholders’ equity was in a net deficit position. Further, we recognized the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. Prior to ceasing operating activities, BIBP operated at break-even for the three months ended March 27, 2011. We recognized pre-tax income of $21.0 million ($13.5 million net of tax, or $0.51 per diluted share) in 2010, reflecting BIBP’s operating income (losses), net of BIBP’s shareholders’ equity.

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

6.  Acquisitions

During the second quarter of 2012, we completed the acquisition of 56 franchised Papa John’s restaurants located in the Denver and Minneapolis markets. The purchase price, which was paid in cash, was $5.2 million net of divestiture proceeds of $700,000 from the sale of six restaurants located in the Denver market to an existing franchisee. This business combination was accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial results.

The preliminary purchase price of the acquisition has been allocated based on initial fair value estimates as follows (in thousands):

Property and equipment	$1,602
Reacquired franchise right	245
Goodwill	3,830
Other, including cash	239
Total purchase price	$5,916

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill, all of which is eligible for deduction over 15 years under the U.S. tax regulations.

6.  Acquisitions (continued)

On July 23, 2012, Papa John’s and a third party formed a limited liability company (PJ Minnesota, LLC) to operate the previously acquired Minneapolis restaurants. The Company’s equity (80% ownership) in the operations was funded by the contribution of the acquired restaurants, while the third party’s equity (20% ownership) was funded through a $275,000 loan issued by Papa John’s and a $25,000 cash contribution. There was no gain or loss on this transaction. We are required to fully consolidate the financial results of this limited liability company and report the redeemable noncontrolling interest as temporary equity in the section between total liabilities and stockholders’ equity in our consolidated balance sheets. See Note 4 for additional information.

On September 24, 2012, Papa John’s and a third party formed a limited liability company (PJ Denver, LLC) to operate the previously acquired Denver restaurants. The Company’s equity (60% ownership) in the operations was funded by the contribution of the acquired restaurants and cash (total value of $2.5 million), while the third party’s equity (40% ownership) was funded by a cash contribution of $1.7 million. There was no gain or loss on this transaction. We are required to fully consolidate the financial results of this limited liability company and report the redeemable noncontrolling interest as temporary equity in the section between total liabilities and stockholders’ equity in our consolidated balance sheets. See Note 4 for additional information.

There were no significant acquisitions or divestitures during 2011 and 2010.

7.  Goodwill

The following summarizes changes to the Company’s goodwill, by reporting segment (in thousands):

	Domestic Company- owned Restaurants	International (a)	All Others	Total

Balance as of December 26, 2010	$55,260	$19,001	$436	74,697
Foreign currency adjustments	-	388	-	388
Balance as of December 25, 2011	55,260	19,389	436	75,085
Acquisitions (b)	3,943	-	-	3,943
Divestitures	(636)	-	-	(636)
Foreign currency adjustments	-	566	-	566
Balance as of December 30, 2012	$58,567	$19,955	$436	$78,958

(a)	The international goodwill balances for all years presented are net of accumulated impairment of $2.3 million associated with our PJUK reporting unit, which was recorded in fiscal 2008.
(b)	Includes 56 restaurants located in the Denver and Minneapolis markets and one restaurant in another market.

7.  Goodwill (continued)

For fiscal 2012 and 2011, as permitted by ASU 2011-08, we performed a qualitative analysis for our domestic Company-owned restaurants and our China reporting unit. For our PJUK reporting unit, which is included in the international reporting segment, we performed a quantitative analysis. For our 2010 annual goodwill impairment assessments, we performed a quantitative goodwill impairment test for all reporting units. Upon completion of our goodwill impairment tests in 2012, 2011 and 2010, no impairment charges were recorded.

8.  Restaurant Impairment and Dispositions

The following table summarizes restaurant impairment and disposition losses (gains) included in other general expenses in the accompanying consolidated statements of income during 2012, 2011 and 2010 (in thousands):

	2012	2011	2010

Net book value of divested restaurants	$1,219	$-	$2,828

Cash proceeds received	908	-	1,397
Fair value of notes receivable (1)	160	-	1,431
Total consideration at fair value (1)	1,068	-	2,828
Loss on restaurants sold	151	-	-

Loss (gain) on domestic restaurant closures	125	(203)	95
Adjustment to long-lived asset impairment reserves	-	117	158
Total restaurant impairment and disposition losses (gains)	$276	$(86)	$253

(1)
We sold 12 Company-owned restaurants to franchisees in both 2012 and 2010 (none in 2011). As a part of the agreements to sell the restaurants, we received notes totaling $160,000 in 2012 and $1.4 million in 2010.

9.  Debt and Credit Arrangements

Our long-term debt is comprised entirely of the outstanding balance under our revolving line of credit. The balance was $88.3 million as of December 30, 2012 and $51.5 million as of December 25, 2011.

In September 2010, we entered into a five-year, $175.0 million unsecured revolving credit facility (“Credit Facility”) that replaced a $175.0 million unsecured Revolving Credit Facility (“Old Credit Facility”). The Credit Facility was amended in November 2011 (the “Amended Credit Facility”), which extended the maturity date of the Credit Facility to November 30, 2016. Under the Amended Credit Facility, outstanding balances accrue interest at 75 to 150 basis points over the London Interbank Offered Rate (“LIBOR”) or other bank developed rates at our option (previously interest accrued at 100 to 175 basis points over LIBOR). The commitment fee on the unused balance under the Amended Credit Facility ranges from 17.5 to 25.0 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Amended Credit Facility. Outstanding balances under the Old Credit Facility were charged interest at 50 to 100 basis points over LIBOR or other bank developed rates, at our option. The remaining availability under the Amended Credit Facility, reduced for outstanding letters of credit, approximated $66.8 million as of December 30, 2012. The fair value of the outstanding debt approximates the carrying value since the debt agreements are variable-rate instruments.

9.  Debt and Credit Arrangements (continued)

The Amended Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At December 30, 2012, we were in compliance with these covenants.

In August 2011, we entered into a new interest rate swap agreement that provides for a fixed rate of 0.53%, as compared to LIBOR, with a notional amount of $50.0 million. Subsequent to year end (effective December 31, 2012), we amended our interest rate swap agreement with a notional amount of $50.0 million to extend the maturity date through December 30, 2015. The amendment resulted in a change to the fixed rate of interest (to 0.55% from 0.53%) but did not impact the notional amount of the interest rate swap agreement. Previously, we had two interest rate swap agreements that expired in January 2011. The previous swap agreements provided for fixed rates of 4.98% and 3.74%, as compared to LIBOR, with each having a notional amount of $50.0 million.

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of changes in our variable interest rates on borrowings. The effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap are accounted for as adjustments to interest expense. As of December 30, 2012, the swap is a highly effective cash flow hedge.

The following tables provide information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

Fair Values of Derivative Instruments

Derivatives designated as hedging instruments:

	Liability Derivatives		Asset Derivatives
	Balance Sheet Location	Fair Value Dec. 30, 2012	Balance Sheet Location	Fair Value Dec. 25, 2011

Interest rate swaps	Other long-term liabilities	$104	Other long-term assets	$11

There were no derivatives that were not designated as hedging instruments.

9.  Debt and Credit Arrangements (continued)

Effect of Derivative Instruments on the Consolidated Financial Statements

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps:

2012	$(72)	Interest expense	$(150)	Interest expense	$-
2011	$165	Interest expense	$(341)	Interest expense	$65
2010	$2,404	Interest expense	$(4,131)	Interest expense	$(25)

The weighted average interest rates for the credit facilities, including the impact of the previously mentioned swap agreements, were 1.3%, 1.9% and 5.2% in fiscal 2012, 2011 and 2010, respectively. Interest paid, including payments made or received under the swaps, was $967,000 in 2012, $1.6 million in 2011 and $5.4 million in 2010. As of December 30, 2012, the $104,000 liability associated with the interest rate swap was expected to be reclassified into earnings in 2013. Subsequent to year end (effective December 31, 2012), we amended our interest rate swap agreement with a notional amount of $50.0 million to extend the maturity date through December 30, 2015. The amendment resulted in a change to the fixed rate of interest (to 0.55% from 0.53%) but did not impact the notional amount of the interest rate swap agreement.

10.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2012	2011
Land	$32,776	$32,735
Buildings and improvements	86,219	85,907
Leasehold improvements	96,652	90,855
Equipment and other	249,055	231,059
Construction in progress	23,262	5,159
Total property and equipment	487,964	445,715
Less accumulated depreciation and amortization	(291,303)	(263,805)
Net property and equipment	$196,661	$181,910

11.  Notes Receivable

Selected franchisees have borrowed funds from our wholly-owned subsidiary, Capital Delivery, Ltd., principally for use in the acquisition, construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. Loans outstanding were approximately $17.1 million and $15.7 million on a consolidated basis as of December 30, 2012 and December 25, 2011, respectively, net of allowance for doubtful accounts.

Notes receivable bear interest at fixed or floating rates and are generally secured by the assets of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans approximate fair value. Interest income recorded on franchisee loans was approximately $631,000 in 2012, $665,000 in 2011 and $794,000 in 2010 and is reported in investment income in the accompanying consolidated statements of income.

Based on our review of certain borrowers’ economic performance and underlying collateral value, we established allowances of $5.0 million and $5.9 million as of December 30, 2012 and December 25, 2011, respectively, for potentially uncollectible notes receivable. The following summarizes changes in our notes receivable allowance for doubtful accounts (in thousands):

Balance as of December 26, 2010	$9,951
Recovered from costs and expenses	(35)
Deductions, including notes written off	(4,011)
Balance as of December 25, 2011	5,905
Charged to costs and expenses	280
Deductions, including notes written off	(1,157)
Balance as of December 30, 2012	$5,028

12. Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels. Losses are accrued based upon undiscounted estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims differ significantly from historical trends used to estimate the insurance reserves recorded by the Company. The following table summarizes changes in our insurance program reserves (in thousands):

Balance as of December 26, 2010	$18,987
Expense	20,668
Payments	(20,377)
Balance as of December 25, 2011	19,278
Expense	27,728
Payments	(24,703)
Balance as of December 30, 2012	$22,303

12. Insurance Reserves (continued)

We are a party to standby letters of credit with off-balance sheet risk associated with our insurance programs. The total amount committed under letters of credit for these programs was $19.9 million at December 30, 2012.

13.  Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	2012	2011
Salaries, benefits and bonuses	$22,370	$13,982
Insurance reserves, current	11,532	9,215
Purchases	9,903	4,764
Rent	6,314	6,242
Consulting and professional fees	1,766	1,911
Utilities	1,240	1,420
Customer loyalty program	1,137	1,339
Marketing	1,079	635
Other	5,187	4,690
Total	$60,528	$44,198

14.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	2012	2011
		(As Restated)
Deferred compensation plan	$12,775	$10,793
Mandatorily redeemable noncontrolling interests	11,837	11,065
Insurance reserves	10,771	10,063
Other	5,291	4,755
Total	$40,674	$36,676

15.  Income Taxes

A summary of the provision for income taxes follows (in thousands):

	2012	2011	2010
Current:		(As Restated)	(As Restated)
Federal	$26,065	$14,383	$19,049
Foreign	1,669	1,273	1,171
State and local	2,624	850	2,083
Deferred (federal and state)	2,035	9,818	4,944
Total	$32,393	$26,324	$27,247

15.  Income Taxes (continued)

Significant deferred tax assets (liabilities) follow (in thousands):

	2012	2011
		(As Restated)
Accrued liabilities	$10,412	$7,604
Accrued bonuses	5,365	2,447
Other assets and liabilities	11,492	12,140
Stock options	5,377	5,091
Other	4,643	4,704
Foreign net operating losses	7,896	7,474
Valuation allowance on foreign net operating
losses and foreign deferred tax assets	(8,240)	(7,474)
Total deferred tax assets	36,945	31,986

Deferred expenses	(4,581)	(3,497)
Accelerated depreciation	(15,966)	(13,477)
Goodwill	(12,269)	(10,426)
Other	(4,522)	(3,642)
Total deferred tax liabilities	(37,338)	(31,042)
Net deferred (liability) asset	$(393)	$944

The Company had approximately $32.5 million and $28.8 million of foreign tax net operating loss carryovers as of December 30, 2012 and December 25, 2011, respectively, for which a full valuation allowance has been provided. A substantial majority of our foreign tax net operating losses do not have an expiration date.

15.  Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 30, 2012, December 25, 2011 and December 26, 2010 is as follows in both dollars and as a percentage of income before income taxes ($ in thousands):

	2012		2011		2010

	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate
			(As Restated)		(As Restated)
Tax at U.S. federal statutory rate	$34,438	35.0%	$29,677	35.0%	$29,159	35.0%
State and local income taxes	1,936	2.0%	1,702	2.0%	1,896	2.3%
Foreign income taxes	1,669	1.7%	1,273	1.5%	1,171	1.4%
Settlement of certain tax issues	(738)	(0.8%)	(1,912)	(2.3%)	(550)	(0.7%)
Income of consolidated partnerships attributable
to redeemable noncontrolling interests	(1,604)	(1.6%)	(1,379)	(1.6%)	(1,297)	(1.6%)
Non-qualified deferred compensation
plan (income) loss	(355)	(0.4%)	153	0.2%	(434)	(0.5%)
Tax credits and other	(2,953)	(3.0%)	(3,190)	(3.8%)	(2,698)	(3.2%)
Total	$32,393	32.9%	$26,324	31.0%	$27,247	32.7%

Income taxes paid were $25.3 million in 2012, $15.6 million in 2011 and $21.7 million in 2010.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. The Company is currently undergoing examinations by various tax authorities. The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $400,000 during the next 12 months.

The Company had $3.4 million of unrecognized tax benefits at December 30, 2012 of which, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in thousands):

Balance at December 26, 2010	$3,331
Reductions for tax positions of prior years	(95)
Reductions for lapse of statute of limitations	(248)
Balance at December 25, 2011	2,988
Additions for tax positions of prior years	664
Reductions for lapse of statute of limitations	(222)
Balance at December 30, 2012	$3,430

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a part of income tax expense. The Company’s 2012 and 2011 income tax expense includes interest benefits of $137,000 and $368,000, respectively. The Company has accrued approximately $846,000 and $985,000 for the payment of interest and penalties as of December 30, 2012 and December 25, 2011, respectively.

16.  Related Party Transactions

Certain of our officers and directors own equity interests in entities that franchise restaurants. Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties, PJMF and Papa Card, Inc. (in thousands):

	2012	2011	2010
Revenues from affiliates:
Commissary sales	$23,145	$22,132	$19,137
Other sales	2,394	2,352	1,961
Franchise royalties	3,771	3,579	3,192
Franchise and development fees	-	15	-
Total	$29,310	$28,078	$24,290

Accounts receivable - affiliates	$1,062	$682	$624

We paid $1.1 million in 2012, $1.0 million in 2011 and $443,000 in 2010 for charter aircraft services provided by an entity owned by our Founder, Chairman and Chief Executive Officer.

The Company offers customers the opportunity to earn points through the Papa Rewards® program. The points can be redeemed at Papa John’s restaurants. For certain national promotions, PJMF reimburses domestic restaurants for the costs associated with the redeemed points (i.e., primarily food costs). During 2012, Company-owned restaurants received $3.0 million from the PJMF under this reimbursement program.

In connection with a new multi-year supplier agreement, the Company received a $5.0 million supplier marketing payment in 2012. The Company is recognizing the supplier marketing payment evenly as income over the five-year term of the agreement ($1.0 million per year). The Company then contributed the supplier marketing payment to the PJMF, an unconsolidated, non-profit corporation, for the benefit of domestic restaurants. The Company’s contribution to the PJMF was fully expensed in 2012. PJMF elected to distribute the $5.0 million supplier marketing payment to the domestic system as advertising credits in 2012. Our domestic Company-owned restaurants’ portion of the advertising credits resulted in an increase in income before income taxes of approximately $1.0 million in 2012.

We contributed $6.0 million in 2010 to the PJMF as discretionary advertising contributions (none in 2011 and 2012).

See Note 5 for information related to our purchasing agreement with BIBP.

17.  Litigation, Commitments and Contingencies

Litigation

The Company is involved in a number of lawsuits, claims, investigations and proceedings, including those specifically identified below, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with ASC 450 “Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Agne  v. Papa John’s International, Inc. et al. is a class action filed on May 28, 2010 in the United States District Court for the Western District of Washington seeking damages for violations of the Telephone Consumer Protection Act and Washington State telemarketing laws alleging, among other things that several Papa John’s franchisees retained a vendor to send unsolicited commercial text message offers primarily in Washington and Oregon. The court granted plaintiff’s motion for class certification in November 2012; we filed a petition for permission to appeal the court’s ruling on class certification to the United States Court of Appeals for the Ninth Circuit.

On February 13, 2013, the parties tentatively agreed to the financial terms of a settlement of the litigation, with additional terms to be finalized, subject to Court approval. A reasonable estimate of the total cost of the settlement has been provided for in these financial statements. Actual costs will be impacted by the claimant participation rate, but we do not expect actual costs to be materially different from our estimates. We expect the majority of the settlement payments to be made during the next 12 months.

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective action filed in August 2009 in the United States District Court, Eastern District of Missouri, alleging that delivery drivers were reimbursed for mileage and expenses in violation of the Fair Labor Standards Act. Approximately 3,900 drivers out of a potential class size of 28,800 have opted into the action. A motion to certify five additional state classes is pending and could result in another 14,000 plaintiffs if granted.

We intend to vigorously defend against all claims in this lawsuit. However, given the inherent uncertainties of litigation, the outcome of this case cannot be predicted and the amount of any potential loss cannot be reasonably estimated. A negative outcome in this case could have a material adverse effect on the Company.

Leases

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. PJUK, our subsidiary located in the United Kingdom, leases certain retail space, which is primarily subleased to our franchisees. We also lease the tractors and trailers used by our distribution subsidiary, PJFS, for an average period of seven years. Total lease expense was $28.7 million in 2012, $25.7 million in 2011 and $24.5 million in 2010, net of sublease payments received.

We subleased certain sites to our Papa John’s franchisees located in the United Kingdom in 2012, 2011 and 2010 and received payments of $3.8 million, $3.7 million and $3.1 million, respectively, which are netted with international operating expenses.

17.  Litigation, Commitments and Contingencies (continued)

Future gross lease costs, future expected sublease payments and net lease costs as of December 30, 2012, are as follows (in thousands):

		Future
		Expected
	Gross Lease	Sublease	Net Lease
Year	Costs	Payments	Costs
2013	$34,073	$3,740	$30,333
2014	30,614	3,573	27,041
2015	26,189	3,339	22,850
2016	21,012	3,050	17,962
2017	15,570	2,933	12,637
Thereafter	32,227	16,397	15,830
Total	$159,685	$33,032	$126,653

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 50 domestic leases. These leases have varying terms, the latest of which expires in 2018. As of December 30, 2012, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $2.9 million. As the fair value of the guarantees is not considered significant, no liability has been recorded.

In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment of approximately 40 leases, which have varying terms with most expiring by the end of 2015. As the initial party to the lease agreements, we are liable to the extent the primary obligor does not satisfy its payment obligations. As of December 30, 2012, the estimated maximum amount of undiscounted rental payments we would be required to make in the event of non-payment under these leases is approximately $1.8 million, net of amounts reserved of approximately $300,000.

The Company’s headquarters facility is leased under a capital lease arrangement with the City of Jeffersontown, Kentucky in connection with the issuance of $80.2 million in Industrial Revenue Bonds. The bonds are held 100% by the Company and, accordingly, the bond obligation and investment and related interest income and expense are eliminated in the consolidated financial statements resulting in the Company’s net investment cost being reported in net property and equipment.

18.  Share Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $1.1 billion of common stock through September 29, 2013 including $50 million authorized in December 2012 and $50 million authorized in February 2013, of which $115.2 million remained available for repurchase at February 24, 2013. Subsequent to year end, the Company acquired an additional 5,000 shares at an aggregate cost of $254,000. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

19.  Equity Compensation

We award stock options and restricted stock (both time- and performance-based) from time to time under the Papa John’s International, Inc. 2011 Omnibus Incentive Plan and other such agreements as may arise.

There are approximately 4.3 million shares of common stock authorized for issuance and remaining available under the 2011 Omnibus Incentive Plan as of December 30, 2012, which includes 2.0 million shares transferred from the Papa John’s International, Inc. 2008 Omnibus Incentive Plan. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options outstanding as of December 30, 2012 generally expire five or ten years from the date of grant and vest over a three-year period.

We recorded stock-based employee compensation expense of $6.9 million in 2012, $6.7 million in 2011 and $6.1 million in 2010. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.4 million in 2012 and $2.2 million in both 2011 and 2010. At December 30, 2012, there was $6.3 million of unrecognized compensation cost related to nonvested option awards and restricted stock, of which the Company expects to recognize $4.3 million in 2013, $1.8 million in 2014 and $236,000 in 2015.

Stock Options

Options exercised included 432,000 shares in 2012, 572,000 shares in 2011 and 356,000 shares in 2010. The total intrinsic value of the options exercised during 2012, 2011 and 2010 was $7.5 million, $4.6 million and $2.6 million, respectively. Cash received upon the exercise of stock options was $12.3 million, $14.0 million and $6.4 million during 2012, 2011 and 2010, respectively, and the related tax benefits realized were approximately $2.6 million, $1.7 million and $943,000 during the corresponding periods.

Information pertaining to option activity during 2012 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 25, 2011	1,428	$27.19
Granted	254	37.29
Exercised	(432)	28.36
Cancelled	(50)	30.62
Outstanding at December 30, 2012	1,200	$28.78	3.43	$28,938
Vested or expected to vest at December 30, 2012	1,167	$28.59	3.51	$28,152
Exercisable at December 30, 2012	652	$25.67	1.52	$17,748

19.  Equity Compensation (continued)

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2012, 2011 and 2010:

	2012	2011	2010

Assumptions (weighted average):
Risk-free interest rate	1.1%	1.5%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	37.8%	41.2%	42.5%
Expected term (in years)	6.0	3.7	3.7

The risk-free interest rate for the periods within the contractual life of an option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was estimated by using the Company’s historical share price volatility for a period similar to the expected life of the option.

Options granted in 2012 vest in equal installments over three years and expire ten years after grant. The expected term for these options represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by Securities and Exchange Commission rules and regulations as there was insufficient historical detail to be used as an alternative basis to estimating the term. The expected term for options granted in 2011 and 2010 that expire five years from the grant date was based on an analysis of actual historical exercises and forfeitures.

The weighted average grant-date fair values of options granted during 2012, 2011 and 2010 was $14.08, $9.50 and $9.13, respectively. The Company granted 254,000, 403,000 and 445,000 options in 2012, 2011 and 2010, respectively.

Restricted Stock

In 2012, 2011 and 2010, we granted shares of restricted stock that were time-based and vest in equal installments over three years. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. Additionally, in 2012 we granted approximately 54,000 performance-based restricted stock units to executive management. The fair value of the restricted stock is based on the market price of the Company’s shares on the grant date. These awards cliff-vest at the end of three years based upon the Company’s achievement of a compounded annual growth rate of earnings per share and the achievement of certain sales and unit growth metrics.

19.  Equity Compensation (continued)

Information pertaining to restricted stock activity during 2012, 2011 and 2010 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Total as of December 27, 2009	270	$28.34
Granted	171	27.13
Forfeited	(123)	30.77
Vested	(34)	26.40
Total as of December 26, 2010	284	26.62
Granted	160	29.07
Forfeited	(78)	26.99
Vested	(116)	27.27
Total as of December 25, 2011	250	28.19
Granted	133	37.18
Forfeited	(37)	30.92
Vested	(78)	27.77
Total as of December 30, 2012	268	$32.39

20.  Employee Benefit Plans

We have established the Papa John’s International, Inc. 401(k) Plan (the “401(k) Plan”), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. At our discretion, we may make matching contribution payments, which are subject to vesting based on an employee’s length of service with us.

In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in other long-term assets ($13.6 million and $11.4 million at December 30, 2012 and December 25, 2011, respectively) and the associated liabilities ($12.8 million and $10.8 million at December 30, 2012 and December 25, 2011, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets.

At our discretion, we contributed a matching payment of 1.5% in 2012 and 2011 (no match in 2010) of a participating employee’s earnings deferred into both the 401(k) Plan and the non-qualified deferred compensation plan. Such costs were $630,000 in 2012 and $550,000 in 2011 (none in 2010).

PJUK, the Company’s United Kingdom subsidiary, provided a pension plan that was frozen in 1999. There are 12 participants in the PJUK pension plan. The Company recorded expense of $154,000, $268,000 and $258,000 associated with the pension plan for the fiscal years ended 2012, 2011 and 2010, respectively. The pension plan was fully funded at December 30, 2012. The Company is taking steps to transfer the remaining assets and liabilities of the pension plan to an outside insurance company.

21.  Segment Information

We have defined six reportable segments: domestic Company-owned restaurants, domestic commissaries, North America franchising, international operations, variable interest entities (“VIEs”) and “all other” units.

The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken poppers, chicken wings, dessert pizza and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. BIBP, which operated through February 2011, was a VIE in which we were deemed the primary beneficiary, as defined in Note 5, and is the only activity reflected in the VIE segment. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our online and other technology-based ordering platforms.

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

21.  Segment Information (continued)

Our segment information is as follows:

(In thousands)	2012	2011	2010
		(As Restated)	(As Restated)

Revenues from external customers:
Domestic Company-owned restaurants	$592,203	$525,841	$503,272
Domestic commissaries	545,924	508,155	454,506
North America franchising	80,373	74,416	70,241
International	72,930	58,558	46,427
All others	51,223	50,912	51,951
Total revenues from external customers	$1,342,653	$1,217,882	$1,126,397

Intersegment revenues:
Domestic commissaries	$171,212	$151,423	$135,005
North America franchising	2,267	2,163	2,045
International	229	215	909
Variable interest entities (1)	-	25,117	153,014
All others	11,606	10,468	12,061
Total intersegment revenues	$185,314	$189,386	$303,034

Depreciation and amortization:
Domestic Company-owned restaurants	$13,242	$12,965	$13,155
Domestic commissaries	4,738	4,633	4,522
International	2,824	2,398	2,368
All others	4,801	4,663	3,489
Unallocated corporate expenses	7,193	8,022	8,873
Total depreciation and amortization	$32,798	$32,681	$32,407

Income (loss) before income taxes:
Domestic Company-owned restaurants	$38,114	$28,980	$31,619
Domestic commissaries (2)	34,317	30,532	14,188
North America franchising	69,332	66,222	62,229
International	3,063	(165)	(4,771)
Variable interest entities (3)	-	-	20,954
All others	2,889	(441)	1,847
Unallocated corporate expenses	(48,958)	(39,727)	(42,237)
Elimination of intersegment profits	(362)	(610)	(519)
Total income before income taxes	$98,395	$84,791	$83,310

(1)	The intersegment revenues for variable interest entities of $25.1 million in 2011 and $153.0 million in 2010 are attributable to BIBP.
(2)
The 2010 operating income for domestic commissaries includes an increase in cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit.

(3)
Represents BIBP’s income before income taxes, net of noncontrolling interest income, for each year. The 2010 income before income taxes for BIBP includes a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit.

21.  Segment Information (continued)

(In thousands)	2012	2011	2010

Property and equipment:
Domestic Company-owned restaurants	$184,322	$176,506	$165,434
Domestic commissaries	101,082	85,714	82,162
International	22,389	17,413	17,574
All others	37,221	33,984	32,335
Unallocated corporate assets	142,950	132,098	127,184
Accumulated depreciation and amortization	(291,303)	(263,805)	(239,318)
Net property and equipment	$196,661	$181,910	$185,371

Expenditures for property and equipment:
Domestic Company-owned restaurants	$9,319	$14,094	$9,124
Domestic commissaries	14,314	5,612	2,795
International	4,865	1,733	4,835
All others	3,342	1,792	8,151
Unallocated corporate	10,788	6,088	6,220
Total expenditures for property and equipment	$42,628	$29,319	$31,125

22.  Quarterly Data - Unaudited, in Thousands, except Per Share Data

Our quarterly select financial data is as follows:

	Quarter
2012	1st	2nd	3rd	4th
	(As Restated)	(As Restated)	(As Restated)

Total revenues (a)	$331,276	$318,579	$325,514	$367,284
Operating income (a)	27,256	24,327	21,205	27,019
Net income	16,981	14,289	13,031	17,359
Basic earnings per common share	$0.71	$0.60	$0.56	$0.76
Earnings per common share - assuming dilution	$0.69	$0.59	$0.55	$0.74

	Quarter
2011	1st	2nd	3rd	4th
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Total revenues (a)	$312,467	$293,534	$305,668	$306,213
Operating income (a)	27,211	19,155	16,958	23,693
Net income	15,976	12,068	10,800	15,891	(b)
Basic earnings per common share	$0.63	$0.47	$0.43	$0.66
Earnings per common share - assuming dilution	$0.62	$0.47	$0.43	$0.65

(a) Restatement as described in Notes 3 and 4, had no impact on revenues or operating income.
(b) Net income previously reported in the 2011 Unaudited Quarterly Data table was $15,981.

22.  Quarterly Data - Unaudited, in Thousands, except Per Share Data (continued)

All quarterly information above except for the fourth quarter of 2012 is presented in 13-week periods. The fourth quarter of 2012 includes a 14-week period, which increased operating income approximately $4.1 million, or $0.11 per diluted share.  The Incentive Contribution reduced first quarter 2012 operating income by approximately $3.7 million, or $0.10 per diluted share, and increased each of the second, third and fourth quarters of 2012 by approximately $250,000. See “Items Impacting Comparability; Non-GAAP measures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Quarterly earnings per share on a full-year basis may not agree to the consolidated statements of income due to rounding.

Restated Interim Financial Information

The following tables present amounts previously reported and restated as a result of the errors associated with the accounting for our joint venture arrangements (in thousands). See Notes 3 and 4 for additional information.

	As of and For The
	Three Months Ended
	March 25, 2012
	As Previously Reported	As Restated
Condensed consolidated balance sheet
Noncurrent deferred income tax liabilities	$7,264	$4,954
Other long-term liabilities	23,795	34,992
Redeemable noncontrolling interests	-	4,777
Retained earnings	315,551	311,782
Noncontrolling interests in subsidiaries	9,895	-
Total stockholders' equity	227,835	214,171
Condensed consolidated statement of comprehensive income
Interest expense (income)	$288	$(94)
Income before income taxes	27,138	27,520
Income tax expense	9,068	9,213
Net income, including noncontrolling interests	18,070	18,307
Net income, net of noncontrolling interests	16,744	16,981
Comprehensive income	18,281	18,518
Basic earnings per common share	0.70	0.71
Earnings per common share - assuming dilution	0.69	0.69
Consolidated statement of cash flows
Net income, including noncontrolling interests	$18,070	$18,307
Deferred income taxes	(1,057)	(912)
Other	678	296
Net cash provided by operating activities	44,093	44,093

22.  Quarterly Data - Unaudited, in Thousands, except Per Share Data (continued)

	As of and For The		As of and For The
	Three Months Ended		Six Months Ended
	June 24, 2012		June 24, 2012
	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed consolidated balance sheet
Noncurrent deferred income tax liabilities	$9,648	$7,044	$9,648	$7,044
Other long-term liabilities	23,638	35,170	23,638	35,170
Redeemable noncontrolling interests	-	4,458	-	4,458
Retained earnings	330,320	326,071	330,320	326,071
Noncontrolling interests in subsidiaries	9,137	-	9,137	-
Total stockholders' equity	225,546	212,160	225,546	212,160
Condensed consolidated statements of comprehensive income
Interest expense	$282	$1,056	$570	$962
Income before income taxes	24,240	23,466	51,378	50,986
Income tax expense	8,299	8,005	17,367	17,218
Net income, including noncontrolling interests	15,941	15,461	34,011	33,768
Net income, net of noncontrolling interests	14,769	14,289	31,513	31,270
Comprehensive income	15,490	15,010	33,771	33,528
Basic earnings per common share	0.62	0.60	1.32	1.31
Earnings per common share - assuming dilution	0.61	0.59	1.30	1.29
Consolidated statement of cash flows
Net income, including noncontrolling interests			$34,011	$33,768
Deferred income taxes			1,946	1,797
Other			2,480	2,872
Net cash provided by operating activities			65,162	65,162

22.  Quarterly Data - Unaudited, in Thousands, except Per Share Data (continued)

	As of and For The		As of and For The
	Three Months Ended		Nine Months Ended
	September 23, 2012		September 23, 2012
	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed consolidated balance sheet
Noncurrent deferred income tax liabilities	$10,508	$7,830	$10,508	$7,830
Other long-term liabilities	24,611	36,269	24,611	36,269
Redeemable noncontrolling interests	-	4,820	-	4,820
Retained earnings	343,471	339,101	343,471	339,101
Noncontrolling interests in subsidiaries	9,430	-	9,430	-
Total stockholders' equity	217,806	204,006	217,806	204,006
Condensed consolidated statements of comprehensive income
Interest expense	$284	$478	$854	$1,440
Income before income taxes	21,057	20,863	72,435	71,849
Income tax expense	7,112	7,038	24,479	24,256
Net income, including noncontrolling interests	13,945	13,825	47,956	47,593
Net income, net of noncontrolling interests	13,151	13,031	44,664	44,301
Comprehensive income	15,192	15,072	48,963	48,600
Basic earnings per common share	0.57	0.56	1.89	1.87
Earnings per common share - assuming dilution	0.55	0.55	1.85	1.84
Consolidated statement of cash flows
Net income, including noncontrolling interests			$47,956	$47,593
Deferred income taxes			647	424
Other			3,789	4,375
Net cash provided by operating activities			94,773	94,773

22.  Quarterly Data - Unaudited, in Thousands, except Per Share Data (continued)

	As of and For The
	Three Months Ended
	March 27, 2011
	As Previously Reported	As Restated
Condensed consolidated balance sheet
Noncurrent deferred income tax liabilities (assets)	$1,138	$(1,030)
Other long-term liabilities	12,219	22,677
Redeemable noncontrolling interests	-	3,146
Retained earnings	259,579	256,042
Noncontrolling interests in subsidiaries	7,899	-
Total stockholders' equity	223,416	211,980
Condensed consolidated statement of comprehensive income
Interest expense	$608	$1,335
Income before income taxes	26,780	26,053
Income tax expense	9,231	8,955
Net income, including noncontrolling interests	17,549	17,098
Net income, net of noncontrolling interests	16,427	15,976
Comprehensive income	18,822	18,371
Basic earnings per common share	0.64	0.63
Earnings per common share - assuming dilution	0.64	0.62
Consolidated statement of cash flows
Net income, including noncontrolling interests	$17,549	$17,098
Deferred income taxes	2,664	2,388
Other	43	770
Net cash provided by operating activities	26,687	26,687

22.  Quarterly Data - Unaudited, in Thousands, except Per Share Data (continued)

	As of and For The		As of and For The
	Three Months Ended		Six Months Ended
	June 26, 2011		June 26, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed consolidated balance sheet
Noncurrent deferred income tax liabilities	$3,485	$1,283	$3,485	$1,283
Other long-term liabilities	12,478	23,153	12,478	23,153
Redeemable noncontrolling interests	-	3,648	-	3,648
Retained earnings	271,703	268,110	271,703	268,110
Noncontrolling interests in subsidiaries	8,528	-	8,528	-
Total stockholders' equity	223,801	211,680	223,801	211,680
Condensed consolidated statements of comprehensive income
Interest expense	$293	$383	$901	$1,718
Income before income taxes	19,067	18,977	45,847	45,030
Income tax expense	6,014	5,980	15,245	14,935
Net income, including noncontrolling interests	13,053	12,997	30,602	30,095
Net income, net of noncontrolling interests	12,124	12,068	28,551	28,044
Comprehensive income	12,539	12,483	31,361	30,854
Basic earnings per common share	0.48	0.47	1.12	1.10
Earnings per common share - assuming dilution	0.47	0.47	1.11	1.09
Consolidated statement of cash flows
Net income, including noncontrolling interests			$30,602	$30,095
Deferred income taxes			4,332	4,022
Other			316	1,133
Net cash provided by operating activities			52,925	52,925

22.  Quarterly Data - Unaudited, in Thousands, except Per Share Data (continued)

	As of and For The		As of and For The
	Three Months Ended		Nine Months Ended
	September 25, 2011		September 25, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed consolidated balance sheet
Noncurrent deferred income tax liabilities	$7,110	$4,710	$7,110	$4,710
Other long-term liabilities	11,542	22,545	11,542	22,545
Redeemable noncontrolling interests	-	3,558	-	3,558
Retained earnings	282,826	278,910	282,826	278,910
Noncontrolling interests in subsidiaries	8,245	-	8,245	-
Total stockholders' equity	212,554	200,393	212,554	200,393
Condensed consolidated statements of comprehensive income
Interest expense	$282	$804	$1,183	$2,522
Income before income taxes	16,846	16,324	62,693	61,354
Income tax expense	4,906	4,707	20,151	19,642
Net income, including noncontrolling interests	11,940	11,617	42,542	41,712
Net income, net of noncontrolling interests	11,123	10,800	39,674	38,844
Comprehensive income	11,687	11,364	43,048	42,218
Basic earnings per common share	0.45	0.43	1.57	1.54
Earnings per common share - assuming dilution	0.44	0.43	1.55	1.52
Consolidated statement of cash flows
Net income, including noncontrolling interests			$42,542	$41,712
Deferred income taxes			5,219	4,711
Other			1,272	2,611
Net cash provided by operating activities			87,216	87,216

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under potential future conditions, regardless of how remote.

Item 9A.  Controls and Procedures (continued)

Based upon the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 30, 2012 solely as a result of the material weakness identified in Management's Report on our Internal Control over Financial Reporting related to accounting for certain redemption features of our noncontrolling interests as discussed below.

(b) Management’s Report on our Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. This evaluation identified a material weakness in our internal control regarding our accounting for certain redemption features of the noncontrolling interests of our joint venture agreements. Specifically, the review controls in place with respect to non-routine contractual changes or amendments were not effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal controls resulted in the restatement of our 2010 and 2011 financial statements included in this report.  As a result, management believes that our internal control over financial reporting was not effective as of December 30, 2012, based on the COSO criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

The error identified related to the incorrect accounting for certain redemption features of our noncontrolling interests. We have implemented certain remedial measures including a review of all existing joint venture agreements to ensure the accounting for any such redemption features was in compliance with U.S. generally accepted accounting principles. In addition, we are in the process of developing enhanced control procedures designed to ensure proper accounting for any future non-routine contractual changes or amendments to existing joint venture agreements. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Except as otherwise discussed above, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 30, 2012 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved
by security holders	1,200,091	$28.78	4,264,146
Equity compensation plans not
approved by security holders *	83,888
Total	1,283,979	$28.78	4,264,146

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

Item 14.  Principal Accounting Fees and Services

Information regarding principal accounting fees and services appearing under the caption “Ratification of the Selection of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following consolidated financial statements, notes related thereto and reports of independent auditors are included in Item 8 of this Report:

•	Reports of Independent Registered Public Accounting Firm
•	Consolidated Statements of Income for the years ended December 30, 2012, December 25, 2011 and December 26, 2010
•	Consolidated Statements of Comprehensive Income for the years ended December 30, 2012, December 25, 2011 and December 26, 2010
•	Consolidated Balance Sheets as of December 30, 2012 and December 25, 2011
•	Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2012, December 25, 2011 and December 26, 2010
•	Consolidated Statements of Cash Flows for the years ended December 30, 2012, December 25, 2011 and December 26, 2010
•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year
(in thousands)

Fiscal year ended December 30, 2012:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$3,034	$1,394	$(1,371)	(1)	$3,057
Reserve for franchisee notes receivable	5,905	280	(1,157)	(1)	5,028
Valuation allowance on foreign net operating losses	7,474	766	-		8,240
	$16,413	$2,440	$(2,528)		$16,325

Fiscal year ended December 25, 2011:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$2,795	$1,072	$(833)	(1)	$3,034
Reserve for franchisee notes receivable	9,951	(35)	(4,011)	(1)	5,905
Valuation allowance on foreign net operating losses	8,123	(649)	-		7,474
	$20,869	$388	$(4,844)		$16,413

Fiscal year ended December 26, 2010:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$2,791	$1,350	$(1,346)	(1)	$2,795
Reserve for franchisee notes receivable	10,858	(433)	(474)	(1)	9,951
Valuation allowance on foreign net operating losses	7,158	965	-		8,123
	$20,807	$1,882	$(1,820)		$20,869

(1) Uncollectible accounts written off, net of recoveries and reclassifications between accounts and notes receivable reserves.

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

Date: February 28, 2013		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ John H. Schnatter
John H. Schnatter
Founder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Chairman and	February 28, 2013
John H. Schnatter	Chief Executive Officer
(Principal Executive Officer)

/s/ Norborne P. Cole, Jr	Director	February 28, 2013
Norborne P. Cole, Jr.

/s/ Christopher L. Coleman	Director	February 28, 2013
Christopher L. Coleman

/s/ Philip Guarascio	Director	February 28, 2013
Philip Guarascio

/s/ Olivia F. Kirtley	Director	February 28, 2013
Olivia F. Kirtley

/s/ Mark S. Shapiro	Director	February 28, 2013
Mark S. Shapiro

/s/ William M. Street	Director	February 28, 2013
William M. Street

/s/ W. Kent Taylor	Director	February 28, 2013
W. Kent Taylor

/s/ Lance F. Tucker	Senior Vice President, Chief	February 28, 2013
Lance F. Tucker	Financial Officer, Chief Administrative
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

3.3	Our Restated By-Laws. Exhibit 3.1 to our report on Form 8-K dated December 5, 2007 is incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

4.2	Amended and Restated Certificate of Incorporation and Restated By-Laws (see Exhibits 3.1, 3.2 and 3.3 above) are incorporated herein by reference.

10.1*	Papa John’s International, Inc. Deferred Compensation Plan, as amended through December 5, 2012.

10.2*	Employment Agreement between Papa John’s International, Inc. and Anthony N. Thompson Effective March 5, 2012, as Amended December 21, 2012.

10.3*	Employment Agreement between Papa John’s International, Inc. and Lance F. Tucker Effective March 5, 2012, as Amended December 21, 2012.

10.4*	Employment Agreement between Papa John’s International, Inc. and Andrew M. Varga Effective March 5, 2012, as Amended December 21, 2012.

10.5*	Employment Agreement between Papa John’s International, Inc. and Timothy C. O’Hern Effective March 5, 2012, as Amended December 21, 2012.

10.6*	Papa John’s International, Inc. 2008 Omnibus Incentive Plan. Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-150762) dated May 5, 2008 is incorporated herein by reference.

10.7*	Papa John’s International, Inc. 2011 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 3, 2011 is incorporated herein by reference.

10.8*	Agreement for Service as Chairman between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on August 15, 2007 is incorporated herein by reference.

10.9*	Agreement for Service as Founder between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on August 15, 2007 is incorporated herein by reference.

10.10*
Amendment and Restated Exclusive License Agreement between John H. Schnatter and Papa John’s International, Inc.  Exhibit 10.1 to our report on Form 8-K as filed on May 19, 2008 is incorporated herein by reference.

10.11*	Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 10-Q filed on May 1, 2012, is incorporated herein by reference.

10.12*
Employment Agreement between Papa John’s International, Inc. and Christopher J. Sternberg dated March 5, 2012. Exhibit 10.2 to our Report on Form 8-K as filed on March 7, 2012 is incorporated herein by reference.

10.13*
Separation and Consulting Agreement and Release between Christopher J. Sternberg and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 10-Q as filed on July 31, 2012 is incorporated herein by reference.

10.14*	Agreement and Release between J. David Flanery and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K/A filed on March 25, 2011 is incorporated herein by reference.

10.15*	Agreement and Release between J. Jude Thompson and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on April 15, 2011 is incorporated herein by reference.

10.16
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

10.17
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

101
Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 30, 2012, filed on February 28, 2013, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

__________________
*Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.