Form 10-K/A
period 2011-12-25
PAPA JOHNS INTERNATIONAL INC
filed 2013-04-16
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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
Yes [X]    No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]    No [X]

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
Yes [  ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 26, 2011, was approximately $633,919,944.

As of February 14, 2012, there were 24,242,254 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2012.

EXPLANATORY NOTE

As described in Papa John’s International, Inc.’s (the “Company”) Current Report on Form 8-K filed on February 26, 2013 and Form 10-K for the fiscal year ended December 30, 2012 filed on February 28, 2013, in connection with the evaluation of the accounting for newly formed joint ventures, the Company reviewed the accounting for its previously existing joint venture arrangements.  As a result of the review, the Company determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, the Company determined that an additional redeemable noncontrolling interest was incorrectly classified in shareholders’ equity and should be classified as temporary equity. As a result, the Company is filing this amendment to its Form 10-K for the fiscal year ended December 25, 2011, to amend and restate the financial statements and other financial information contained herein to correct the errors.

This Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 as originally filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2012 (the “Original Filing”). This Form 10-K/A amends the Original Filing solely to correct the Company’s accounting for noncontrolling interests related to our joint ventures as more fully described in Note 1 to the consolidated financial statements. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect the restatements and no other information in the Original Filing is amended herein:

•	Item 6–Selected Financial Data
•	Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Item 8–Financial Statements and Supplementary Data
•	Item 9A–Controls and Procedures
•	Item 15–Exhibits, Financial Statement Schedules

The restatements resulted in decreases in diluted earnings per share of $0.04 and $0.13 for the fiscal years ended December 25, 2011 and December 27, 2009, respectively, and an increase in diluted earnings per share of $0.03 for the fiscal year ended December 26, 2010. The corrections had no impact on total revenues, operating income or operating cash flows and had no impact on the Company’s compliance with debt covenants in any period presented.

The Company has also determined that a control deficiency related to the process of accounting for certain redemption features of the noncontrolling interests of our joint venture agreements, which gave rise to these restatements, constituted a material weakness in its internal controls over financial reporting.  As a result, the Company has reviewed all existing joint venture agreements to ensure the accounting for any such redemption features was in compliance with U.S. generally accepted accounting principles. In addition, we are in the process of developing enhanced control procedures designed to ensure proper accounting for any future non-routine contracts or contract amendments. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. See “Item 9A–Controls and Procedures.”

Except for the amended information referred to above, no other information in the Original Filing is amended, and is therefore not included herein. This Form 10-K/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing.  This Form 10-K/A does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 30, 2012, and subsequent filings made with the SEC under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934.

PART II

Item 6.  Selected Financial Data

The selected financial data presented for each of the fiscal years in the five-year period ended December 25, 2011, was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K/A. See “Note 1” of “Notes to Consolidated Financial Statements” for information concerning the restatement of certain financial data to correct errors in our accounting for noncontrolling interests related to our joint ventures.

(In thousands, except per share data)	Year Ended (1)
	Dec. 25,	Dec. 26,	Dec. 27,	Dec. 28,	Dec. 30,
	2011	2010	2009	2008	2007
	(As Restated)	(As Restated)	(As Restated)
Income Statement Data
North America revenues:
Domestic Company-owned restaurant sales	$525,841	$503,272	$503,818	$533,255	$504,330
Franchise royalties (2) (3)	73,694	69,631	62,083	60,592	56,278
Franchise and development fees (2)	722	610	912	1,722	4,767
Domestic commissary sales	508,155	454,506	417,689	431,650	401,081
Other sales	50,912	51,951	54,045	61,415	61,820
International revenues:
Royalties and franchise and development fees (2) (4)	16,327	13,265	11,780	11,858	9,310
Restaurant and commissary sales (5)	42,231	33,162	28,223	25,849	20,860
Total revenues	1,217,882	1,126,397	1,078,550	1,126,341	1,058,446
Operating income (6)	87,017	86,744	95,218	65,486	53,072
Investment income	755	875	629	848	1,446
Interest expense	(2,981)	(4,309)	(11,660)	(7,536)	(7,465)
Income before income taxes	84,791	83,310	84,187	58,798	47,053
Income tax expense	26,324	27,247	26,702	19,980	13,293
Net income, including redeemable noncontrolling interests	58,467	56,063	57,485	38,818	33,760
Income attributable to redeemable noncontrolling interests (7)	(3,732)	(3,485)	(3,756)	(2,022)	(1,025)
Net income, net of redeemable noncontrolling interests	$54,735	$52,578	$53,729	$36,796	$32,735
Basic earnings per common share	$2.19	$2.00	$1.94	$1.31	$1.10
Earnings per common share - assuming dilution	$2.16	$1.99	$1.93	$1.30	$1.09
Basic weighted average shares outstanding	25,043	26,328	27,738	28,124	29,666
Diluted weighted average shares outstanding	25,310	26,468	27,909	28,264	30,017

Balance Sheet Data
Total assets	$390,382	$417,492	$396,009	$385,464	$400,885
Total debt	51,489	99,017	99,050	130,654	142,706
Mandatorily redeemable noncontrolling interest (8)	11,065	9,972	10,960	-	-
Redeemable noncontrolling interests	3,965	3,512	3,215	3,414	2,885
Total stockholders’ equity	205,647	195,608	173,145	134,824	132,053

(1)	We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. All fiscal years presented consisted of 52 weeks.
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

(7)	Represents the redeemable noncontrolling interests’ allocation of income for our joint venture arrangements.
(8)	Manditorily redeemable noncontrolling interest is included in other long-term liabilities in the consolidated balance sheets.

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

Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles and health insurance coverage provided to our employees are funded by the Company up to certain retention levels. Losses are accrued based upon undiscounted estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of December 25, 2011, we had a net deferred income tax asset of $944,000.

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

Restatement of Previously Issued Financial Statements

In connection with the evaluation of the accounting for newly formed joint ventures, we reviewed our accounting for our previously existing joint venture arrangements. As a result of our review, we determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, we determined an additional redeemable noncontrolling interest was incorrectly classified in shareholders' equity and should be classified as temporary equity, which impacted the consolidated balance sheets and statements of stockholders' equity. As such, we are restating our previously issued consolidated financial statements for the fiscal years 2011, 2010, and 2009. The correction of the error related to the mandatorily redeemable noncontrolling interest had an impact on our Consolidated Statements of Income, interest expense, income tax expense, and net income. The restatements resulted in decreases in diluted earnings per share of $0.04 and $0.13 for the fiscal years ended December 25, 2011 and December 27, 2009, respectively, and an increase in diluted earnings per share of $0.03 for the fiscal year ended December 26, 2010. The corrections were recorded to our “Unallocated Corporate Expenses” segment. The corrections had no impact on total revenues, operating income, or operating cash flows and had no impact on our compliance with debt covenants in any periods presented. See “Note 1” and “Note 2” of “Notes to Consolidated Financial Statements” for additional information.

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

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended (1)
	Dec. 25,	Dec. 26,	Dec. 27,
	2011	2010	2009
	(As Restated)	(As Restated)	(As Restated)

Income Statement Data:
North America revenues:
Domestic Company-owned restaurant sales	43.2%	44.7%	46.7%
Franchise royalties	6.1	6.2	5.8
Franchise and development fees	0.1	0.0	0.1
Domestic commissary sales	41.7	40.4	38.7
Other sales	4.2	4.6	5.0
International revenues:
Royalties and franchise and development fees	1.3	1.2	1.1
Restaurant and commissary sales	3.4	2.9	2.6
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic Company-owned restaurant cost of sales (2)	24.1	22.1	20.0
Domestic Company-owned restaurant operating expenses (2)	56.9	57.7	58.2
Domestic commissary and other expenses (3)	92.2	91.4	90.2
Income from the franchise cheese purchasing
program, net of minority interest (4)	0.0	(0.5)	(1.7)
International operating expenses (5)	84.5	88.7	86.3
General and administrative expenses	9.2	9.8	10.3
Other general expenses	0.8	0.8	1.3
Depreciation and amortization	2.7	2.9	2.9
Total costs and expenses	92.9	92.3	91.2
Operating income	7.1	7.7	8.8
Net interest expense	(0.1)	(0.3)	(1.0)
Income before income taxes	7.0	7.4	7.8
Income tax expense	2.2	2.4	2.5
Net income, including redeemable noncontrolling interests	4.8	5.0	5.3
Income attributable to redeemable noncontrolling interests	(0.3)	(0.3)	(0.3)
Net income, net of redeemable noncontrolling interests	4.5%	4.7%	5.0%

	Year Ended (1)
	Dec. 25,	Dec. 26,	Dec. 27,
	2011	2010	2009

Restaurant Data:
Percentage increase (decrease) in comparable domestic
Company-owned restaurant sales (6)	4.1%	(0.6%)	(0.5%)
Number of Company-owned restaurants included in the
most recent full year's comparable restaurant base	582	578	559
Average sales for Company-owned restaurants included
in the most recent comparable restaurant base	$897,000	$863,000	$869,000

Papa John's Restaurant Progression:
North America Company-owned:
Beginning of period	591	588	592
Opened	8	5	5
Closed	(1)	(2)	(8)
Acquired from franchisees	-	-	11
Sold to franchisees	-	-	(12)
End of period	598	591	588
International Company-owned:
Beginning of period	21	26	23
Opened	9	8	4
Closed	-	(2)	(1)
Acquired from franchisees	-	1	-
Sold to franchisees	-	(12)	-
End of period	30	21	26
North America franchised (7):
Beginning of period	2,346	2,246	2,243
Opened	166	182	93
Closed	(49)	(82)	(91)
Acquired from Company	-	-	12
Sold to Company	-	-	(11)
End of period	2,463	2,346	2,246
International franchised (7):
Beginning of period	688	609	522
Opened	138	130	114
Closed	(34)	(62)	(27)
Acquired from Company	-	12	-
Sold to Company	-	(1)	-
End of period	792	688	609
Total Papa John's restaurants - end of period	3,883	3,646	3,469

(1)	We operate on a fiscal year ending on the last Sunday of December of each year.
(2)	As a percentage of domestic Company-owned restaurant sales.
(3)	As a percentage of domestic commissary sales and other sales on a combined basis.
(4)	As a percentage of total Company revenues; the income is a result of the consolidation of BIBP, a VIE. The sales reported by BIBP are eliminated in consolidation.
(5)	As a percentage of international restaurant and commissary sales.
(6)	Includes only Company-owned restaurants open throughout the periods being compared.
(7)
Restaurant unit data for 2010 and 2009 has been adjusted to reflect the reclassification of restaurants operating in Hawaii, Alaska and Canada from international franchised to North America franchised in order to conform to the current year presentation.

Results of Operations

2011 Compared to 2010

Discussion of Revenues

Consolidated revenues increased 8.1% to $1.22 billion in 2011 compared to $1.13 billion in 2010, primarily consisting of the following:

•	Domestic Company-owned restaurant sales increased $22.6 million, or 4.5%, in 2011 primarily due to an increase in comparable sales of 4.1%.
•	North America franchise royalty revenues increased approximately $4.1 million, or 5.8% in 2011 due to an increase in comparable sales of 3.1%, and an increase in the number of franchised restaurants.
•	Domestic commissary sales increased $53.6 million, or 11.8% in 2011 primarily due to an increase in the prices of certain commodities, most notably cheese, and an increase in sales volumes.
•
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

•	Domestic Commissary Segment. Domestic commissaries’ income before income taxes increased $16.3 million in 2011 over the comparable 2010 period comprised of the following (in thousands):

	Year Ended December 25, 2011	Year Ended December 26, 2010	Increase

Income before income taxes, excluding the
BIBP Settlement	$30,532	$28,338	$2,194
BIBP Settlement	-	(14,150)	14,150
Total segment income before income taxes	$30,532	$14,188	$16,344

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

•
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

•
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

(b)
The decrease in net interest expense reflects the decrease in our average outstanding debt balance and lower interest rates. This was somewhat offset by the increased interest expense in 2011 associated with an increase in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture. See “Notes 1, 2, and 20” of the “Notes to Consolidated Financial Statements” for additional information.

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

•
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

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 19.0% in 2011 compared to 20.2% (19.9% excluding BIBP) in 2010. Excluding the impact of consolidating BIBP, restaurant operating margin decreased 0.9% in 2011 as compared to the corresponding period in 2010, consisting of the following differences:

•	Cost of sales were 1.7% higher as a percentage of sales in 2011 as compared to 2010 due to the impact of higher commodities costs, principally cheese, wheat and meats.
•	Salaries and benefits were 0.4% lower as a percentage of sales in 2011 compared to 2010, reflecting the benefit of increased sales.
•	Advertising and related costs as a percentage of sales were relatively flat year-over-year.
•	Occupancy costs and other operating costs, on a combined basis, as a percentage of sales, were 0.4% lower in 2011 reflecting the benefit of increased sales.

Domestic commissary and other operating margin was 7.8% in 2011, compared to 8.6% in 2010. Domestic commissary and other operating margin decreased 0.8% in 2011, consisting of the following differences:

•
Cost of sales was 0.9% higher as a percentage of revenues in 2011, as compared to 2010. Cost of sales increased primarily due to the impact of higher commodities costs, primarily cheese, wheat and meats. In addition, a reduction in online fee revenue from franchisees and an increase in eCommerce support costs contributed to the increases in cost of sales.

•	Salaries and benefits were 0.4% lower as a percentage of revenues in 2011, as compared to the same period of 2010, reflecting the benefit of increased sales.
•	Other operating expenses were 0.3% higher as a percentage of revenues in 2011, as compared to 2010, primarily due to an increase in distribution costs from increased fuel prices.

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

Net interest. Net interest expense was approximately $2.2 million in 2011, compared to $3.4 million in 2010.  The decrease in net interest costs reflects a lower average outstanding debt balance and lower effective interest rates. This was somewhat offset by the increased interest expense in 2011 associated with an increase in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture. See “Notes 1, 2, and 20” of the “Notes to Consolidated Financial Statements” for additional information.

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

•
Franchise royalties revenue increased $7.5 million primarily due to an increase in the royalty rate (the standard royalty rate for the majority of domestic franchise restaurants increased from 4.25% at the beginning of 2009 to 4.50% in September 2009 and increased to 4.75% in the first quarter of 2010).

•	Domestic commissary sales increased $36.8 million primarily due to an increase in sales volumes.
•	International revenues increased $6.4 million primarily due to an increase in the number of our franchised international restaurants.

The increases noted above were partially offset by a $2.1 million decline in domestic other sales primarily due to a decline in sales at Preferred. Additionally, domestic Company-owned restaurant sales decreased approximately $550,000 primarily due to a decrease of 0.6% in comparable sales for domestic Company-owned restaurants for the year.

Discussion of Operating Results

Our income before income taxes totaled $83.3 million in 2010, as compared to $84.2 million in 2009 as summarized in the following table on an operating segment basis (in thousands):

			Increase
	2010	2009	(Decrease)
	(As Restated)	(As Restated)

Domestic Company-owned restaurants	$31,619	$34,894	$(3,275)
Domestic commissaries *	14,188	29,393	(15,205)
North America franchising	62,229	55,008	7,221
International	(4,771)	(4,368)	(403)
All others	1,847	2,697	(850)
Unallocated corporate expenses	(42,237)	(55,762)	13,525
Elimination of intersegment profits	(519)	(218)	(301)
Income before income taxes, excluding BIBP	62,356	61,644	712
BIBP, a variable interest entity *	20,954	22,543	(1,589)
Total income before income taxes	$83,310	$84,187	$(877)

*
The full-year 2010 results for domestic commissaries were reduced by the BIBP Settlement and the full-year 2010 results for BIBP were increased by the BIBP Settlement. There was no impact on the consolidated results of operations since PJFS and BIBP are fully consolidated into the Company’s results.

Excluding the impact of the consolidation of BIBP (income before income taxes of $6.8 million, excluding the BIBP Settlement, or $0.16 per diluted share in 2010, and income before income taxes of $22.5 million or $0.52 per diluted share in 2009), 2010 income before income taxes was $76.5 million (6.8% of total revenues), compared to $61.6 million (5.7% of total revenues) in 2009. The $14.9 million increase in income before income taxes, excluding the consolidation of BIBP, was principally due to the following:

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

•	Domestic Commissary Segment. Domestic commissaries’ income before income taxes decreased $15.2 million in 2010 over the prior year, comprised of the following (in thousands):

	Year Ended December 26, 2010	Year Ended December 27, 2009	Decrease

Income before income taxes, excluding the
BIBP Settlement	$28,338	$29,393	$(1,055)
BIBP Settlement	(14,150)	-	(14,150)
Total segment income before income taxes	$14,188	$29,393	$(15,205)

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

•
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

•
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

•
Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $6.5 million in 2010 as compared to 2009. The components of unallocated corporate expenses were as follows (in thousands):

	Year Ended	Year Ended
	December 26, 2010	December 27, 2009	Increase (Decrease)
	(As Restated)	(As Restated)

General and administrative (a)	$25,823	$26,893	$(1,070)
Net interest (b)	3,091	10,258	(7,167)
Depreciation	8,873	8,684	189
Franchise support initiatives (c)	6,489	9,556	(3,067)
Provision (credit) for uncollectible
accounts and notes receivable (d)	(340)	1,172	(1,512)
Other income (e)	(1,699)	(801)	(898)
Total unallocated corporate expenses	$42,237	$55,762	$(13,525)

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

(b)
The decrease in net interest expense in 2010 was primarily due to a decrease of approximately $1.0 million in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture. In addition, net interest expense in 2009 reflects the impact of the addition of a mandatory redemption feature through a contract amendment in the third quarter of 2009 for one of our noncontrolling interests and the associated remeasurement to its redemption value, which was $6.0 million of additional interest expense in 2009. See “Notes 1, 2 and 20” of the “Notes to Consolidated Financial Statements” for additional information.

(c)	Franchise support initiatives primarily consist of discretionary contributions to the Marketing Fund and other local advertising cooperatives.

(d)	The reduction in the provision for uncollectible accounts and notes receivable was primarily due to the collection of certain accounts that were previously reserved.

(e)	The increase in other income was primarily due to sales of point-of-sale systems associated with additional domestic openings.

•
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

Diluted earnings per share were $1.99 in 2010 (including a $0.16 per share gain from the consolidation of BIBP, excluding the BIBP Settlement), compared to $1.93 per diluted share in 2009 (including a $0.52 gain from the consolidation of BIBP and a $0.04 gain from the finalization of certain income tax issues). Diluted weighted average shares outstanding decreased 5.2% in 2010 from the prior year period. Diluted earnings per share, excluding BIBP, increased $0.10 due to the reduction in shares outstanding.

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

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 20.2% in 2010 compared to 21.8% in 2009. Excluding the impact of consolidating BIBP, restaurant operating margin decreased 0.8% to 19.9% for the year ended December 26, 2010 as compared to the corresponding period in 2009, consisting of the following differences:

•	Cost of sales were 1.3% higher (excluding the consolidation of BIBP) in 2010 as compared to 2009 due to increased discounting of prices to customers.
•
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

Net interest. Net interest expense was $3.4 million in 2010, compared to $11.0 million in 2009. The interest expense for 2009 includes approximately $169,000 related to BIBP’s debt with a third-party bank (none in 2010). The decrease in net interest expense in 2010 was primarily due to a decrease of approximately $1.0 million in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture. In addition, net interest expense in 2009 reflects the impact of the addition of a mandatory redemption feature through a contract amendment in the third quarter of 2009 for one of our noncontrolling interests and the associated remeasurement to its redemption value, which was $6.0 million of additional interest expense in 2009. See “Notes 1, 2 and 20” of the “Notes to Consolidated Financial Statements” for additional information.

Income Tax Expense.  We recognized reductions of $550,000 and $1.2 million in our income tax expense associated with the finalization of certain income tax issues in 2010 and 2009, respectively. Our effective income tax rates were 32.7% in 2010 compared to 31.7% in 2009 (32.4% in 2010 and 30.4% in 2009, excluding BIBP).

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

The above table does not include $3.0 million of unrecognized tax benefits since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority. Additionally, the above table does not include $15.0 million of redeemable and mandatorily redeemable noncontrolling interests as we are not able to predict the timing of the redemptions.

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

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$1,078	$13,439	$0	$0	$14,517

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

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other Company communications constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such statements may relate to projections concerning business performance, revenue, earnings, contingent liabilities, resolution of litigation, commodity costs, margins, unit growth, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

•	aggressive changes in pricing or other marketing or promotional strategies by competitors which may adversely affect sales; and new product and concept developments by food industry competitors;
•	changes in consumer preferences and adverse general economic and political conditions, including increasing tax rates, and their resulting impact on consumer buying habits;
•	the impact that product recalls, food quality or safety issues, and general public health concerns could have on our restaurants;
•	failure to maintain our brand strength and quality reputation;
•
the ability of the company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, which could be impacted by challenges securing financing, finding suitable store locations or securing required domestic or foreign government permits and approvals;

•	increases in or sustained high costs of food ingredients and other commodities;
•	disruption of our supply chain due to sole or limited source of suppliers or weather, drought, disease or other disruption beyond our control;
•
increased risks associated with our international operations, including economic and political conditions in our international markets and difficulty in meeting planned sales targets and new store growth for our international operations;

•	increased employee compensation, benefits, insurance, regulatory compliance and similar costs, including increased costs resulting from federal health care legislation;
•	the credit performance of our franchise loan program;
•	the impact of the resolution of current or future claims and litigation, and current or proposed legislation impacting our business;
•	currency exchange and interest rates;
•	failure to effectively execute succession planning, and our reliance on the services of our Founder and CEO, who also serves as our brand spokesperson;
•	credit risk associated with parties to leases of restaurants and commissaries, including those Perfect Pizza locations formerly operated by us, for which we remain contractually liable; and
•	disruption of critical business or information technology systems, and risks associated with security breaches, including theft of company and customer information.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2012, our Report on Form 8-K filed on February 26, 2013 concerning our restated financial statements, and all subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries as of December 25, 2011 and December 26, 2010, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the 2009, 2010 and 2011 consolidated financial statements have been restated to correct for errors in the accounting for certain redemption features of the noncontrolling interests of joint venture agreements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012, except for the effects of the material weakness identified in the sixth paragraph of our report as to which the date is April 16, 2013, expressed an adverse opinion thereon.

                            /s/ Ernst & Young LLP

Louisville, Kentucky
February 21, 2012, except for the error corrections discussed in Note 1 and the retrospective presentation of the statement of comprehensive income discussed in Note 2, as to which the date is April 16, 2013

Report of Independent Registered Public Accounting Firm

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

In our report dated February 21, 2012, we expressed an unqualified opinion that Papa John’s International, Inc. and Subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on the COSO criteria. Management has subsequently determined that a deficiency existed in review controls over non-routine contractual changes or amendments to noncontrolling interests of joint venture agreements and has further concluded that such deficiency represented a material weakness as of December 25, 2011.  As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control Over Financial Reporting, to conclude that Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting was not effective as of December 25, 2011. Accordingly, our present opinion on the effectiveness of Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 25, 2011 as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified a material weakness in internal controls over the accounting for noncontrolling interests of joint venture agreements. Specifically, the review controls in place with respect to non-routine contractual changes or amendments related to these agreements were not effective.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries as of December 25, 2011 and December 26, 2010, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2011.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of those financial statements, and this report does not affect our report dated February 21, 2012, except for the error corrections discussed in Note 1 and the retrospective presentation of the statement of comprehensive income discussed in Note 2, as to which the date is April 16, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Papa John’s International, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 25, 2011, based on the COSO criteria.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 21, 2012, except for the effects of the material weakness described in the sixth paragraph above as to which the date is April 16, 2013

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Income

(In thousands, except per share amounts)	Years Ended
	December 25,	December 26,	December 27,
	2011	2010	2009
	(As Restated)	(As Restated)	(As Restated)
North America revenues:
Domestic Company-owned restaurant sales	$525,841	$503,272	$503,818
Franchise royalties	73,694	69,631	62,083
Franchise and development fees	722	610	912
Domestic commissary sales	508,155	454,506	417,689
Other sales	50,912	51,951	54,045
International revenues:
Royalties and franchise and development fees	16,327	13,265	11,780
Restaurant and commissary sales	42,231	33,162	28,223
Total revenues	1,217,882	1,126,397	1,078,550
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	126,887	111,010	100,863
Salaries and benefits	142,093	137,840	146,116
Advertising and related costs	49,035	47,174	45,593
Occupancy costs	32,278	32,343	31,685
Other operating expenses	75,558	72,997	69,946
Total domestic Company-owned restaurant expenses	425,851	401,364	394,203
Domestic commissary and other expenses:
Cost of sales	426,955	382,150	348,265
Salaries and benefits	35,141	34,063	33,839
Other operating expenses	53,188	46,890	43,595
Total domestic commissary and other expenses	515,284	463,103	425,699
Income from the franchise cheese-purchasing program,
net of noncontrolling interest	-	(5,634)	(18,079)
International operating expenses	35,674	29,429	24,356
General and administrative expenses	111,608	109,954	111,361
Other general expenses	9,767	9,030	14,346
Depreciation and amortization	32,681	32,407	31,446
Total costs and expenses	1,130,865	1,039,653	983,332
Operating income	87,017	86,744	95,218
Investment income	755	875	629
Interest expense	(2,981)	(4,309)	(11,660)
Income before income taxes	84,791	83,310	84,187
Income tax expense	26,324	27,247	26,702
Net income, including redeemable noncontrolling interests	58,467	56,063	57,485
Income attributable to redeemable noncontrolling interests	(3,732)	(3,485)	(3,756)
Net income, net of redeemable noncontrolling interests	$54,735	$52,578	$53,729

Basic earnings per common share	$2.19	$2.00	$1.94
Earnings per common share - assuming dilution	$2.16	$1.99	$1.93

Basic weighted average shares outstanding	25,043	26,328	27,738
Diluted weighted average shares outstanding	25,310	26,468	27,909

Supplemental data (see Note 14):
Revenues - affiliates	$28,078	$24,290	$22,473
Other income - affiliates	-	-	57

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

(In thousands)	Years Ended
	December 25,	December 26,	December 27,
	2011	2010	2009
	(As Restated)	(As Restated)	(As Restated)

Net income, including redeemable noncontrolling interests	$58,467	$56,063	$57,485
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	864	(523)	1,310
Interest rate swaps	258	3,756	2,169
Defined benefit pension plan	(45)	83	58
Other comprehensive income, before tax	1,077	3,316	3,537
Income tax effect:
Interest rate swaps	(93)	(1,352)	(781)
Defined benefit pension plan	16	(31)	(22)
Income tax effect	(77)	(1,383)	(803)
Other comprehensive income, net of tax	1,000	1,933	2,734
Comprehensive income, including redeemable noncontrolling interests	59,467	57,996	60,219
Comprehensive income, redeemable noncontrolling interests	(3,732)	(3,485)	(3,756)
Comprehensive income, net of redeemable noncontrolling interests	$55,735	$54,511	$56,463

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Balance Sheets

	Years Ended
	December 25,	December 26,
(In thousands, except per share amounts)	2011	2010
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$18,942	$47,829
Accounts receivable (less allowance for doubtful
accounts of $3,034 in 2011 and $2,795 in 2010)	27,487	24,733
Accounts receivable - affiliates (no allowance for doubtful
accounts in 2011 and 2010)	682	624
Notes receivable (no allowance for doubtful accounts in 2011 and 2010)	4,221	4,735
Inventories	20,091	17,402
Deferred income taxes	7,636	9,647
Prepaid expenses	10,210	10,009
Other current assets	5,555	4,489
Total current assets	94,824	119,468
Net property and equipment	181,910	185,371
Notes receivable, less current portion (less allowance for doubtful
accounts of $5,905 in 2011 and $9,951 in 2010)	11,502	12,619
Deferred income taxes	-	1,551
Goodwill	75,085	74,697
Other assets	27,061	23,786
Total assets	$390,382	$417,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,966	$31,569
Income and other taxes payable	3,969	1,789
Accrued expenses and other current liabilities	44,198	42,825
Total current liabilities	81,133	76,183
Unearned franchise and development fees	4,780	6,596
Long-term debt	51,489	99,017
Deferred income taxes	6,692	-
Other long-term liabilities	36,676	36,576
Total liabilities	180,770	218,372

Redeemable noncontrolling interests	3,965	3,512

Stockholders’ equity:
Preferred stock ($.01 par value per share; authorized 5,000 shares,
no shares issued)	-	-
Common stock ($.01 par value per share; authorized 50,000 shares,
issued 36,656 in 2011 and 36,084 in 2010)	367	361
Additional paid-in capital	262,456	245,380
Accumulated other comprehensive income	1,849	849
Retained earnings	294,801	240,066
Treasury stock (12,637 shares in 2011 and 10,645 shares in 2010, at cost)	(353,826)	(291,048)
Total stockholders' equity	205,647	195,608
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$390,382	$417,492

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Papa John's International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interest in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiary	Equity
					(As Restated)		(As Restated)	(As Restated)

Balance at December 28, 2008	27,637	$352	$216,553	$(3,818)	$133,759	$(216,860)	$4,838	$134,824
Comprehensive income:
Net income	-	-	-	-	53,729	-	-	53,729
Change in valuation of interest rate
swap agreements, net of tax of $781	-	-	-	1,388	-	-	-	1,388
Foreign currency translation	-	-	-	1,310	-	-	-	1,310
Other	-	-	-	36	-	-	-	36
Comprehensive income								56,463
Exercise of stock options	612	6	9,824	-	-	-	-	9,830
Tax effect of equity awards	-	-	(342)	-	-	-	-	(342)
Acquisition of Company common stock	(1,319)	-	-	-	-	(28,477)	-	(28,477)
Stock-based compensation expense	-	-	5,817	-	-	-	-	5,817
Reclassification for mandatorily
redeemable feature	-	-	-	-	-	-	(4,838)	(4,838)
Other	-	-	(132)	-	-	-	-	(132)
Balance at December 27, 2009	26,930	358	231,720	(1,084)	187,488	(245,337)	-	173,145
Comprehensive income:
Net income	-	-	-	-	52,578	-	-	52,578
Change in valuation of interest rate
swap agreements, net of tax of $1,352	-	-	-	2,404	-	-	-	2,404
Foreign currency translation	-	-	-	(523)	-	-	-	(523)
Other	-	-	-	52	-	-	-	52
Comprehensive income								54,511
Exercise of stock options	356	3	6,122	-	-	285	-	6,410
Tax effect of equity awards	-	-	62	-	-	-	-	62
Acquisition of Company common stock	(1,881)	-	-	-	-	(46,936)	-	(46,936)
Stock-based compensation expense	-	-	6,066	-	-	-	-	6,066
Issuance of restricted stock	34	-	(881)	-	-	881	-	-
Other	-	-	2,291	-	-	59	-	2,350
Balance at December 26, 2010	25,439	361	245,380	849	240,066	(291,048)	-	195,608
Comprehensive income:
Net income	-	-	-	-	54,735	-	-	54,735
Change in valuation of interest rate
swap agreements, net of tax of $93	-	-	-	165	-	-	-	165
Foreign currency translation	-	-	-	864	-	-	-	864
Other	-	-	-	(29)	-	-	-	(29)
Comprehensive income								55,735
Exercise of stock options	572	6	14,036	-	-	-	-	14,042
Tax effect of equity awards	-	-	(1,400)	-	-	-	-	(1,400)
Acquisition of Company common stock	(2,084)	-	-	-	-	(65,323)	-	(65,323)
Stock-based compensation expense	-	-	6,704	-	-	-	-	6,704
Issuance of restricted stock	92	-	(2,253)	-	-	2,253	-	-
Other	-	-	(11)	-	-	292	-	281
Balance at December 25, 2011	24,019	$367	$262,456	$1,849	$294,801	$(353,826)	$-	$205,647

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

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)	Years Ended
	December 25,	December 26,	December 27,
	2011	2010	2009
	(As Restated)	(As Restated)	(As Restated)
Operating activities
Net income, including redeemable noncontrolling interests	$58,467	$56,063	$57,485
Adjustments to reconcile net income to net cash provided by operating activities:
Disposition and impairment losses	1,200	479	1,258
Provision for uncollectible accounts and notes receivable	1,037	917	2,242
Depreciation and amortization	32,681	32,407	31,446
Deferred income taxes	9,345	4,944	5,186
Stock-based compensation expense	6,704	6,066	5,817
Excess tax benefit on equity awards	(741)	(359)	(1,035)
Other	4,556	(743)	7,078
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,298)	(5,022)	155
Inventories	(2,689)	(1,848)	1,096
Prepaid expenses	(2,514)	(1,303)	595
Other current assets	1,486	773	2,009
Other assets and liabilities	(877)	50	(4,197)
Accounts payable	1,397	4,579	(1,776)
Income and other taxes payable	2,180	480	(3,623)
Accrued expenses and other current liabilities	(5,685)	(5,830)	338
Unearned franchise and development fees	(1,241)	928	(248)
Net cash provided by operating activities	101,008	92,581	103,826
Investing activities
Purchases of property and equipment	(29,319)	(31,125)	(33,538)
Loans issued	(3,492)	(2,637)	(11,635)
Repayments of loans issued	5,357	3,918	8,496
Acquisitions, net of cash acquired	-	-	(464)
Proceeds from divestitures of restaurants	-	1,397	830
Other	68	12	756
Net cash used in investing activities	(27,386)	(28,435)	(35,555)
Financing activities
Net repayments on line of credit facility	(47,511)	-	(24,500)
Net repayments from short-term debt - variable interest entities	-	-	(7,075)
Excess tax benefit on equity awards	741	359	1,035
Tax payments for restricted stock issuances	(1,041)	-	-
Proceeds from exercise of stock options	14,042	6,410	9,830
Acquisition of Company common stock	(65,323)	(46,936)	(28,477)
Distributions to redeemable noncontrolling interest holders	(3,669)	(3,147)	(3,840)
Other	160	96	(27)
Net cash used in financing activities	(102,601)	(43,218)	(53,054)
Effect of exchange rate changes on cash and cash equivalents	92	62	176
Change in cash and cash equivalents	(28,887)	20,990	15,393
Cash and cash equivalents at beginning of year	47,829	26,839	11,446
Cash and cash equivalents at end of year	$18,942	$47,829	$26,839

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Restatement of Previously Issued Financial Statements

We are restating our consolidated financial statements for the fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009. In connection with the evaluation of the accounting for newly formed joint ventures, we reviewed our accounting for our previously existing joint venture arrangements. As a result of our review, we determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, we determined that an additional redeemable noncontrolling interest was incorrectly classified in shareholders’ equity and should be classified as temporary equity.

As a result of the addition of the mandatorily redeemable feature for one joint venture agreement during the third quarter of 2009, we corrected the classification and measurement errors for 2009, 2010 and 2011, by reclassifying the redeemable noncontrolling interest from stockholders’ equity to other long-term liabilities in our consolidated balance sheets. Changes in the redemption value were recorded as interest expense in our consolidated statements of income for the respective periods. In addition, to correct the classification of another joint venture with a redeemable feature, we reclassified $3.4 million of noncontrolling interests from total stockholders’ equity to redeemable noncontrolling interests (temporary equity) as of December 28, 2008 and all subsequent years.  The impact of the restatements on the financial statements is outlined in the tables below (in thousands, except per share data). The corrections had no impact on total revenues, operating income or operating cash flows and had no impact on our compliance with debt covenants in any period presented.

1.  Restatement of Previously Issued Financial Statements (continued)

	December 25, 2011
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Noncurrent deferred income tax liabilities	$9,147	$(2,455)	$6,692
Other long-term liabilities	25,611	11,065	36,676
Redeemable noncontrolling interests	-	3,965	3,965
Retained earnings	298,807	(4,006)	294,801
Noncontrolling interests in subsidiaries	8,569	(8,569)	-
Total stockholders' equity	218,222	(12,575)	205,647
Consolidated Statement of Income
Interest expense	$1,497	$1,484	$2,981
Income before income taxes	86,275	(1,484)	84,791
Income tax expense	26,888	(564)	26,324
Net income, including noncontrolling interests	59,387	(920)	58,467
Net income, net of noncontrolling interests	55,655	(920)	54,735
Comprehensive income, including noncontrolling interests	60,387	(920)	59,467
Basic earnings per common share	2.22	(0.03)	2.19
Earnings per common share - assuming dilution	2.20	(0.04)	2.16
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests	$59,387	$(920)	$58,467
Deferred income taxes	9,909	(564)	9,345
Other	3,072	1,484	4,556
Net cash provided by operating activities	101,008	-	101,008

	December 26, 2010
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Noncurrent deferred income tax liabilities (assets)	$341	$(1,892)	$(1,551)
Other long-term liabilities	26,604	9,972	36,576
Redeemable noncontrolling interests	-	3,512	3,512
Retained earnings	243,152	(3,086)	240,066
Noncontrolling interests in subsidiaries	8,506	(8,506)	-
Total stockholders' equity	207,200	(11,592)	195,608
Consolidated Statement of Income
Interest expense	$5,338	$(1,029)	$4,309
Income before income taxes	82,281	1,029	83,310
Income tax expense	26,856	391	27,247
Net income, including noncontrolling interests	55,425	638	56,063
Net income, net of noncontrolling interests	51,940	638	52,578
Comprehensive income, including noncontrolling interests	57,358	638	57,996
Basic earnings per common share	1.97	0.03	2.00
Earnings per common share - assuming dilution	1.96	0.03	1.99
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests	$55,425	$638	$56,063
Deferred income taxes	4,553	391	4,944
Other	286	(1,029)	(743)
Net cash provided by operating activities	92,581	-	92,581

1.  Restatement of Previously Issued Financial Statements (continued)

	December 27, 2009
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Noncurrent deferred income tax assets	$6,804	$2,283	$9,087
Other long-term liabilities	16,886	10,960	27,846
Redeemable noncontrolling interests	-	3,215	3,215
Retained earnings	191,212	(3,724)	187,488
Noncontrolling interests in subsidiaries	8,168	(8,168)	-
Total stockholders' equity	185,037	(11,892)	173,145
Consolidated Statement of Income
Interest expense	$5,653	$6,007	$11,660
Income before income taxes	90,194	(6,007)	84,187
Income tax expense	28,985	(2,283)	26,702
Net income, including noncontrolling interests	61,209	(3,724)	57,485
Net income, net of noncontrolling interests	57,453	(3,724)	53,729
Comprehensive income, including noncontrolling interests	63,943	(3,724)	60,219
Basic earnings per common share	2.07	(0.13)	1.94
Earnings per common share - assuming dilution	2.06	(0.13)	1.93
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests	$61,209	$(3,724)	$57,485
Deferred income taxes	7,469	(2,283)	5,186
Other	1,071	6,007	7,078
Net cash provided by operating activities	103,826	-	103,826

	December 28, 2008
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Stockholders' Equity
Noncontrolling interests in subsidiaries	$8,252	$(3,414)	$4,838
Total stockholders' equity	138,238	(3,414)	134,824

2.  Description of Business and Significant Accounting Policies

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

2.  Significant Accounting Policies (continued)

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

2.  Significant Accounting Policies (continued)

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

2.  Significant Accounting Policies (continued)

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

2.  Significant Accounting Policies (continued)

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize.  As of December 25, 2011, we had a net deferred tax asset of $944,000.

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

2.  Significant Accounting Policies (continued)

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 25, 2011 and December 26, 2010 are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Value	Level 1	Level 2	Level 3

December 25, 2011
Financial assets:
Cash surrender value of life insurance policies *	$11,387	$11,387	$-	$-
Interest rate swap	11	-	11	-

December 26, 2010
Financial assets:
Cash surrender value of life insurance policies *	$12,455	$12,455	$-	$-

Financial liabilities:
Interest rate swaps	313	-	313	-

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

2.  Significant Accounting Policies (continued)

Earnings per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution for the years ended December 25, 2011, December 26, 2010 and December 27, 2009 are as follows (in thousands, except per share data):

	2011	2010	2009
	(As Restated)	(As Restated)	(As Restated)
Basic earnings per common share:
Net income, net of redeemable noncontrolling interests	$54,735	$52,578	$53,729
Weighted average shares outstanding	25,043	26,328	27,738
Basic earnings per common share	$2.19	$2.00	$1.94

Earnings per common share - assuming dilution:
Net income, net of redeemable noncontrolling interests	$54,735	$52,578	$53,729

Weighted average shares outstanding	25,043	26,328	27,738
Dilutive effect of outstanding equity awards	267	140	171
Diluted weighted average shares outstanding	25,310	26,468	27,909
Earnings per common share - assuming dilution	$2.16	$1.99	$1.93

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of earnings per common share – assuming dilution because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 273,000 in 2011, 1.5 million in 2010 and 1.4 million in 2009.

Redeemable Noncontrolling interests

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

2.  Significant Accounting Policies (continued)

The income before income tax attributable to the joint ventures for the last three years is as follows:

	Year Ended
(In thousands)	2011	2010	2009

Papa John's International, Inc.	$6,184	$5,658	$6,171
Noncontrolling interests	3,732	3,485	3,756
Total income before income tax	$9,916	$9,143	$9,927

In 2009, the Colonel’s Limited, LLC agreement was amended to provide for a mandatory redemption of the noncontrolling interest. The Company has recorded this noncontrolling interest as a liability at its redemption value in other long-term liabilities. Prior to 2009, the noncontrolling interest was reported at carrying value.

The Star Papa, LP agreement contains a redemption feature that is not currently redeemable, but it is probable to become redeemable in the future. Due to specific valuation provisions contained in the agreement, this noncontrolling interest has also been recorded at its carrying value in temporary equity (between liabilities and stockholders’ equity).

The total of the mandatorily redeemable noncontrolling interest and the redeemable noncontrolling interest holders’ equity totaled $15.0 million as of December 25, 2011 and $13.5 million as of December 26, 2010.

See Note 1 for information concerning the correction of errors in our accounting for our noncontrolling interests related to our joint ventures.

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

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  In accordance with the new guidance, an entity is no longer permitted to present comprehensive income in its consolidated statements of stockholders’ equity. Instead, entities are required to present components of comprehensive income in either one continuous financial statement with two sections, net income and comprehensive income, or in two separate but consecutive statements. This guidance was required beginning with our first quarter of fiscal 2012. Since this Form 10-K/A for fiscal year ended December 25, 2011 is being filed subsequent to the adoption of ASU No. 2011-05, we are required to include the requirements of the ASU within this report.We elected the two separate statement approach in the accompanying financial statements.

2.  Significant Accounting Policies (continued)

Reclassifications

Certain prior year amounts in the consolidated balance sheet and the consolidated statements of cash flows have been reclassified to conform to the current year presentation, which also had no effect on current or previously reported net income.

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

There were no significant acquisitions during 2011 and 2010.

5.  Goodwill

The following summarizes changes to the Company’s goodwill, by reporting segment (in thousands):

	Domestic Company-owned Restaurants	International *	All Others	Total

Balance as of December 27, 2009	$55,260	$19,370	$436	$75,066
Foreign currency adjustments	-	(369)	-	(369)
Balance as of December 26, 2010	55,260	19,001	436	74,697
Foreign currency adjustments	-	388	-	388
Balance as of December 25, 2011	$55,260	$19,389	$436	$75,085

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

7. Debt and Credit Arrangements (continued)

The following tables provide information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

Fair Values of Derivative Instruments

Derivatives designated as hedging instruments:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value Dec. 25, 2011	Balance Sheet Location	Fair Value Dec. 26, 2010

Interest rate swaps	Other long-term assets	$11	Other long-term liabilities	$313

There were no derivatives that were not designated as hedging instruments under the provisions of the ASC topic, Derivatives and Hedging.

Effect of Derivative Instruments on the Consolidated Financial Statements

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)*

Interest rate swaps:

2011	$165	Interest expense	$(341)	Interest expense	$65
2010	$2,404	Interest expense	$(4,131)	Interest expense	$(25)
2009	$1,388	Interest expense	$(4,037)	Interest expense	$(40)

*	A portion of our second interest rate swap became over-hedged in 2009 since the outstanding debt balance associated with this swap was $49 million (floating rate debt of the swap was $50 million).

The weighted average interest rates for the credit facilities, including the impact of the previously mentioned swap agreements, were 1.9%, 5.2% and 4.8% in fiscal 2011, 2010 and 2009, respectively. Interest paid, including payments made or received under the swaps, was $1.6 million in 2011, $5.4 million in 2010 and $5.5 million in 2009.

8.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2011	2010
Land	$32,735	$32,701
Buildings and improvements	85,907	84,960
Leasehold improvements	90,855	85,230
Equipment and other	231,059	217,199
Construction in progress	5,159	4,599
Total property and equipment	445,715	424,689
Less accumulated depreciation and amortization	(263,805)	(239,318)
Net property and equipment	$181,910	$185,371

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

11.  Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	2011	2010
Salaries, benefits and bonuses	$13,982	$13,337
Insurance reserves, current	9,215	8,834
Rent	6,242	6,083
Purchases	4,764	4,826
Consulting and professional fees	1,911	1,974
Utilities	1,420	1,557
Customer loyalty program	1,339	200
Marketing	635	1,192
Other	4,690	4,822
Total	$44,198	$42,825

12.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	2011	2010
	(As Restated)	(As Restated)

Mandatorily redeemable noncontrolling interests	$11,065	$9,972
Deferred compensation plan	10,793	10,478
Insurance reserves	10,063	10,153
Other	4,755	5,973
Total	$36,676	$36,576

13.  Income Taxes

A summary of the provision for income taxes follows (in thousands):

	2011	2010	2009
	(As Restated)	(As Restated)	(As Restated)
Current:
Federal	$14,383	$19,049	$18,551
Foreign	1,273	1,171	904
State and local *	850	2,083	2,061
Deferred (federal and state)	9,818	4,944	5,186
Total	$26,324	$27,247	$26,702

* The decrease in state and local tax expense is due to the lapse of statute of limitations and a reduction in the state effective tax rate.

Significant deferred tax assets (liabilities) follow (in thousands):

	2011	2010
	(As Restated)	(As Restated)

Accrued liabilities	$7,604	$7,713
Accrued bonuses	2,447	2,300
Other assets and liabilities	12,140	15,698
Stock options	5,091	6,291
Other	4,704	3,943
Foreign net operating losses	7,474	8,123
Valuation allowance on foreign net
operating losses	(7,474)	(8,123)
Total deferred tax assets	31,986	35,945

Deferred expenses	(3,497)	(2,497)
Accelerated depreciation	(13,477)	(10,192)
Goodwill	(10,426)	(8,506)
Other	(3,642)	(3,552)
Total deferred tax liabilities	(31,042)	(24,747)
Net deferred tax asset	$944	$11,198

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

13.  Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 25, 2011, December 26, 2010 and December 27, 2009 is as follows in both dollars and as a percentage of income before income taxes ($ in thousands):

	2011		2010		2009
	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate
	(As Restated)		(As Restated)		(As Restated)
Tax at U.S. federal statutory rate	$29,677	35.0%	$29,159	35.0%	$29,465	35.0%
State and local income taxes	1,702	2.0%	1,896	2.3%	2,037	2.4%
Foreign income taxes	1,273	1.5%	1,171	1.4%	904	1.1%
Settlement of certain tax issues	(1,912)	(2.3%)	(550)	(0.7%)	(1,238)	(1.5%)
Income of consolidated partnerships
attributable to noncontrolling interests	(1,379)	(1.6%)	(1,297)	(1.6%)	(1,397)	(1.7%)
Non-qualified deferred compensation
plan loss (income)	153	0.2%	(434)	(0.5%)	(803)	(0.9%)
Tax credits and other	(3,190)	(3.8%)	(2,698)	(3.2%)	(2,266)	(2.7%)
Total	$26,324	31.0%	$27,247	32.7%	$26,702	31.7%

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

19.  Segment Information (continued)

Our segment information is as follows:

(in thousands)	2011	2010	2009
	(As Restated)	(As Restated)	(As Restated)
Revenues from external customers:
Domestic Company-owned restaurants	$525,841	$503,272	$503,818
Domestic commissaries	508,155	454,506	417,689
North America franchising	74,416	70,241	62,995
International	58,558	46,427	40,003
All others	50,912	51,951	54,045
Total revenues from external customers	$1,217,882	$1,126,397	$1,078,550

Intersegment revenues:
Domestic commissaries	$151,423	$135,005	$133,999
North America franchising	2,163	2,045	2,019
International	215	909	1,093
Variable interest entities (1)	25,117	153,014	142,407
All others	10,468	12,061	11,751
Total intersegment revenues	$189,386	$303,034	$291,269

Depreciation and amortization:
Domestic Company-owned restaurants	$12,965	$13,155	$12,993
Domestic commissaries	4,633	4,522	4,819
International	2,398	2,368	2,207
All others	4,663	3,489	2,743
Unallocated corporate expenses	8,022	8,873	8,684
Total depreciation and amortization	$32,681	$32,407	$31,446

Income (loss) before income taxes:
Domestic Company-owned restaurants	$28,980	$31,619	$34,894
Domestic commissaries	30,532	14,188	29,393
North America franchising	66,222	62,229	55,008
International	(165)	(4,771)	(4,368)
Variable interest entities (2)	-	20,954	22,543
All others	(441)	1,847	2,697
Unallocated corporate expenses	(39,727)	(42,237)	(55,762)
Elimination of intersegment profits	(610)	(519)	(218)
Total income before income taxes	$84,791	$83,310	$84,187

19.  Segment Information (continued)

(in thousands)	2011	2010	2009

Property and equipment:
Domestic Company-owned restaurants	$176,506	$165,434	$158,884
Domestic commissaries	85,714	82,162	80,180
International	17,413	17,574	16,587
All others	33,984	32,335	25,526
Unallocated corporate assets	132,098	127,184	120,885
Accumulated depreciation and amortization	(263,805)	(239,318)	(214,091)
Net property and equipment	$181,910	$185,371	$187,971

Expenditures for property and equipment:
Domestic Company-owned restaurants	$14,094	$9,124	$8,300
Domestic commissaries	5,612	2,795	6,029
International	1,733	4,835	7,277
All others	1,792	8,151	313
Unallocated corporate	6,088	6,220	11,619
Total expenditures for property and equipment	$29,319	$31,125	$33,538

(1)	The intersegment revenues for variable interest entities of $25.1 million in 2011, $153.0 million in 2010 and $142.4 million in 2009 are attributable to BIBP.
(2)
Represents BIBP’s operating income, net of noncontrolling interest income, for each year. The 2010 operating income for BIBP includes a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay to BIBP for past cheese purchases an amount equal to its accumulated deficit.

20.  Quarterly Data - Unaudited, in Thousands, except Per Share Data

Our quarterly select financial data is as follows:

	Quarter
2011	1st	2nd	3rd	4th
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Total revenues (a)	$312,467	$293,534	$305,668	$306,213
Operating income (a)	27,211	19,155	16,958	23,693
Net income	15,976	12,068	10,800	15,891	(b)
Basic earnings per common share	$0.63	$0.47	$0.43	$0.66
Earnings per common share - assuming dilution	$0.62	$0.47	$0.43	$0.65

	Quarter
2010	1st	2nd	3rd	4th
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Total revenues (a)	$285,786	$280,647	$273,126	$286,838
Operating income (a), (c)	27,942	22,799	13,783	22,220
Net income (c)	17,194	13,260	7,904	14,220	(d)
Basic earnings per common share (c)	$0.64	$0.50	$0.30	$0.56	(d)
Earnings per common share - assuming dilution (c)	$0.63	$0.49	$0.30	$0.55	(d)

(a)	The restatement as described in Note 1 had no impact on revenues or operating income.
(b)	Net income previously reported in the 2011 Unaudited Quarterly Data table was $15,981.

20.  Quarterly Data - Unaudited, in Thousands, except Per Share Data (continued)

(c)
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

(d)
Amounts previously reported in the 2010 Unaudited Quarterly Data table were as follows: Net income - $14,025, Basic earnings per common share - $0.55, and Earnings per common share – assuming dilution - $0.55.

All quarterly information above is presented in 13-week periods. Quarterly earnings per share on a full-year basis may not agree to the consolidated statements of income due to rounding.

Restated Interim Financial Information

The following tables present amounts previously reported and restated as a result of the errors associated with the accounting for our joint venture arrangements (in thousands, except per share data). See Notes 1 and 2 for additional information.

	As of and For The
	Three Months Ended
	March 27, 2011
	As Previously Reported	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax liabilities (assets)	$1,138	$(1,030)
Other long-term liabilities	12,219	22,677
Redeemable noncontrolling interests	-	3,146
Retained earnings	259,579	256,042
Noncontrolling interests in subsidiaries	7,899	-
Total stockholders' equity	223,416	211,980
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$608	$1,335
Income before income taxes	26,780	26,053
Income tax expense	9,231	8,955
Net income, including noncontrolling interests	17,549	17,098
Net income, net of noncontrolling interests	16,427	15,976
Comprehensive income, including noncontrolling interests	18,822	18,371
Basic earnings per common share	0.64	0.63
Earnings per common share - assuming dilution	0.64	0.62
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests	$17,549	$17,098
Deferred income taxes	2,664	2,388
Other	43	770
Net cash provided by operating activities	26,687	26,687

20.  Quarterly Data - Unaudited, in Thousands, except Per Share Data (continued)

	As of and For The		As of and For The
	Three Months Ended		Six Months Ended
	June 26, 2011		June 26, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax liabilities	$3,485	$1,283	$3,485	$1,283
Other long-term liabilities	12,478	23,153	12,478	23,153
Redeemable noncontrolling interests	-	3,648	-	3,648
Retained earnings	271,703	268,110	271,703	268,110
Noncontrolling interests in subsidiaries	8,528	-	8,528	-
Total stockholders' equity	223,801	211,680	223,801	211,680
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$293	$383	$901	$1,718
Income before income taxes	19,067	18,977	45,847	45,030
Income tax expense	6,014	5,980	15,245	14,935
Net income, including noncontrolling interests	13,053	12,997	30,602	30,095
Net income, net of noncontrolling interests	12,124	12,068	28,551	28,044
Comprehensive income, including noncontrolling interests	12,539	12,483	31,361	30,854
Basic earnings per common share	0.48	0.47	1.12	1.10
Earnings per common share - assuming dilution	0.47	0.47	1.11	1.09
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests			$30,602	$30,095
Deferred income taxes			4,332	4,022
Other			316	1,133
Net cash provided by operating activities			52,925	52,925

20.  Quarterly Data - Unaudited, in Thousands, except Per Share Data (continued)

	As of and For The		As of and For The
	Three Months Ended		Nine Months Ended
	September 25, 2011		September 25, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax liabilities	$7,110	$4,710	$7,110	$4,710
Other long-term liabilities	11,542	22,545	11,542	22,545
Redeemable noncontrolling interests	-	3,558	-	3,558
Retained earnings	282,826	278,910	282,826	278,910
Noncontrolling interests in subsidiaries	8,245	-	8,245	-
Total stockholders' equity	212,554	200,393	212,554	200,393
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$282	$804	$1,183	$2,522
Income before income taxes	16,846	16,324	62,693	61,354
Income tax expense	4,906	4,707	20,151	19,642
Net income, including noncontrolling interests	11,940	11,617	42,542	41,712
Net income, net of noncontrolling interests	11,123	10,800	39,674	38,844
Comprehensive income, including noncontrolling interests	11,687	11,364	43,048	42,218
Basic earnings per common share	0.45	0.43	1.57	1.54
Earnings per common share - assuming dilution	0.44	0.43	1.55	1.52
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests			$42,542	$41,712
Deferred income taxes			5,219	4,710
Other			1,272	2,611
Net cash provided by operating activities			87,216	87,216

20.  Quarterly Data - Unaudited, in Thousands, except Per Share Data (continued)

	As of and For The
	Three Months Ended
	March 28, 2010
	As Previously Reported	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax assets	$4,817	$6,904
Other long-term liabilities	13,744	24,407
Redeemable noncontrolling interests	-	3,906
Retained earnings	208,087	204,682
Noncontrolling interests in subsidiaries	9,077	-
Total stockholders' equity	204,100	191,618
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$1,244	$730
Income before income taxes	26,929	27,443
Income tax expense	8,965	9,160
Net income, including noncontrolling interests	17,964	18,283
Net income, net of noncontrolling interests	16,875	17,194
Comprehensive income, including noncontrolling interests	16,704	17,023
Basic earnings per common share	0.62	0.64
Earnings per common share - assuming dilution	0.62	0.63
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests *	$17,964	$18,283
Deferred income taxes	1,901	2,096
Other	330	(184)
Net cash provided by operating activities *	27,102	27,102

*Amounts have been reclassified to conform to the current year presentation.

20.  Quarterly Data - Unaudited, in Thousands, except Per Share Data (continued)

	As of and For The		As of and For The
	Three Months Ended		Six Months Ended
	June 27, 2010		June 27, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax assets	$5,920	$7,965	$5,920	$7,965
Other long-term liabilities	12,729	22,978	12,729	22,978
Redeemable noncontrolling interests	-	4,431	-	4,431
Retained earnings	221,279	217,942	221,279	217,942
Noncontrolling interests in subsidiaries	9,298	-	9,298	-
Total stockholders' equity	202,498	189,863	202,498	189,863
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$1,333	$1,223	$2,577	$1,953
Income before income taxes	21,663	21,773	48,592	49,216
Income tax expense	7,560	7,602	16,525	16,762
Net income, including noncontrolling interests	14,103	14,171	32,067	32,454
Net income, net of noncontrolling interests	13,192	13,260	30,067	30,454
Comprehensive income, including noncontrolling interests	15,075	15,143	31,779	32,166
Basic earnings per common share	0.49	0.50	1.12	1.13
Earnings per common share - assuming dilution	0.49	0.49	1.11	1.13
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests *			$32,067	$32,454
Deferred income taxes			(250)	(13)
Other			368	(256)
Net cash provided by operating activities *			47,686	47,686

*Amounts have been reclassified to conform to the current year presentation.

20.  Quarterly Data - Unaudited, in Thousands, except Per Share Data (continued)

	As of and For The		As of and For The
	Three Months Ended		Nine Months Ended
	September 26, 2010		September 26, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax assets	$5,557	$7,568	$5,557	$7,568
Other long-term liabilities	12,854	22,937	12,854	22,937
Redeemable noncontrolling interests	-	3,142	-	3,142
Retained earnings	229,127	225,846	229,127	225,846
Noncontrolling interests in subsidiaries	7,933	-	7,933	-
Total stockholders' equity	193,262	182,048	193,262	182,048
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$1,416	$1,326	$3,993	$3,279
Income before income taxes	12,540	12,630	61,132	61,846
Income tax expense	4,020	4,054	20,545	20,816
Net income, including noncontrolling interests	8,520	8,576	40,587	41,030
Net income, net of noncontrolling interests	7,848	7,904	37,915	38,358
Comprehensive income, including noncontrolling interests	10,572	10,628	42,351	42,794
Basic earnings per common share	0.30	0.30	1.43	1.44
Earnings per common share - assuming dilution	0.30	0.30	1.42	1.43
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests *			$40,587	$41,030
Deferred income taxes			(850)	(579)
Other			303	(411)
Net cash provided by operating activities *			64,831	64,831

*Amounts have been reclassified to conform to the current year presentation.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Prior to the filing of our Form 10-K for the fiscal year ended December 25, 2011 (“Original Filing”), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 25, 2011. Based upon this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of December 25, 2011.

Item 9A.  Controls and Procedures (continued)

Subsequent to this evaluation and conclusion, on February 26, 2013, we reported that we had identified a material weakness in our internal controls over financial reporting related to accounting for certain redemption features of the noncontrolling interests in our joint venture agreements. Specifically, the review controls in place with respect to non-routine contractual changes or amendments were not effective. As a result of this discovery, our CEO and CFO have now concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 25, 2011, solely as a result of the material weakness identified in Management's Report on our Internal Control over Financial Reporting related to accounting for certain redemption features of our noncontrolling interests as discussed below.

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

Prior to the filing of our Original Filing, our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management believed our internal control over financial reporting was effective based on those criteria. Subsequently, during our 2012 fourth quarter reporting process, we identified a material weakness in our internal controls over financial reporting related to the accounting for certain redemption features of the noncontrolling interests of our joint venture agreements. Specifically, the review controls in place with respect to non-routine contractual changes or amendments were not effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal controls resulted in the restatement of our 2009, 2010, and 2011 financial statements included in this report.  As a result, management has now concluded that our internal control over financial reporting was not effective as of December 25, 2011, based on the COSO criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K/A and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Item 9A.  Controls and Procedures (continued)

 (c) Changes in Internal Control over Financial Reporting

The material weakness described above, which related to the accounting for certain redemption features of our noncontrolling interests in our joint venture agreements, was identified after the end of the period covered by the Original Filing. We have implemented certain remedial measures including a review of all existing joint venture agreements to ensure the accounting for any such redemption features was in compliance with U.S. generally accepted accounting principles. In addition, we are in the process of developing enhanced control procedures designed to ensure proper accounting for any future non-routine contractual changes or amendments to existing joint venture agreements. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Except as otherwise discussed above, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

•	Reports of Independent Registered Public Accounting Firm
•	Consolidated Statements of Income for the years ended December 25, 2011, December 26, 2010 and December 27, 2009
•	Consolidated Statements of Comprehensive Income for the years ended December 25, 2011, December 26, 2010 and December 27, 2009
•	Consolidated Balance Sheets as of December 25, 2011 and December 26, 2010
•	Consolidated Statements of Stockholders’ Equity for the years ended December 25, 2011, December 26, 2010 and December 27, 2009
•	Consolidated Statements of Cash Flows for the years ended December 25, 2011, December 26, 2010 and December 27, 2009
•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year
(in thousands)

Fiscal year ended December 25, 2011:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$2,795	$1,072	$(833)	(2)	$3,034
Reserve for uncollectible accounts receivable - affiliates	-	-	-		-
Reserve for franchisee notes receivable	9,951	(35)	(4,011)	(2)	5,905
Valuation allowance on foreign net operating losses	8,123	(649)	-		7,474
	$20,869	$388	$(4,844)		$16,413
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$310	$(155)	$(66)	(1)	$89

Fiscal year ended December 26, 2010:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$2,791	$1,350	$(1,346)	(2)	$2,795
Reserve for uncollectible accounts receivable - affiliates	-	-	-		-
Reserve for franchisee notes receivable	10,858	(433)	(474)	(2)	9,951
Valuation allowance on foreign net operating losses	7,158	965	-		8,123
	$20,807	$1,882	$(1,820)		$20,869
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$525	$(84)	$(131)	(1)	$310

Fiscal year ended December 27, 2009:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$3,003	$1,452	$(1,664)	(2)	$2,791
Reserve for uncollectible accounts receivable - affiliates	-	-	-		-
Reserve for franchisee notes receivable	9,265	790	803	(2)	10,858
Valuation allowance on foreign net operating losses	7,203	(45)	-		7,158
	$19,471	$2,197	$(861)		$20,807
Reserves included in liability accounts:
Reserve for restaurant closures and dispositions	$454	$284	$(213)	(1)	$525

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

(a)(3)    Exhibits:

The exhibits listed in the accompanying index to Exhibits are filed as part of this Form 10-K/A.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2013	PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

/s/ John H. Schnatter
John H. Schnatter
Founder, Chairman and Chief Executive
Officer (Principal Executive Officer)

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

21	Subsidiaries of the Company. Exhibit 21 to our report on Form 10-K as filed on February 21, 2012 is incorporated herein by reference.

23	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2.	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Annual Report on Form 10-K/A of Papa John’s International, Inc. for the year ended December 25, 2011, filed on April 16, 2013, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

__________________
*Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.