Form 10-Q/A
period 2012-03-25
PAPA JOHNS INTERNATIONAL INC
filed 2013-04-16
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

PART 1. FINANCIAL INFORMATION

EXPLANATORY NOTE

As described in Papa John’s International, Inc.’s (the “Company”) Current Report on Form 8-K filed on February 26, 2013 and Form 10-K for the fiscal year ended December 30, 2012 filed on February 28, 2013, in connection with the evaluation of the accounting for newly formed joint ventures, the Company reviewed the accounting for its previously existing joint venture arrangements. As a result of the review, the Company determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, the Company determined that an additional redeemable noncontrolling interest was incorrectly classified in shareholders’ equity and should be classified as temporary equity. As a result, the Company is filing this amendment to its Form 10-Q for the three months ended March 25, 2012, to amend and restate the financial statements and other financial information contained herein to correct the errors.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the three months ended March 25, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2012 (the “Original Filing”). This Form 10-Q/A amends the Original Filing solely to correct the Company’s accounting for noncontrolling interests related to our joint ventures as more fully described in Note 1 to the condensed consolidated financial statements. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect the restatements and no other information in the Original Filing is amended herein:

●	Item 1 – Financial Statements
●	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Item 4 – Controls and Procedures
●	Item 6 – Exhibits

The restatements resulted in a $0.02 decrease in diluted earnings per share for the three months ended March 27, 2011 (no impact on diluted earnings per share for the three months ended March 25, 2012). The corrections had no impact on total revenues, operating income or operating cash flows and had no impact on the Company’s compliance with debt covenants in any period presented.

The Company has also determined that a control deficiency related to the process of accounting for certain redemption features of the noncontrolling interests of our joint venture agreements, which gave rise to these restatements, constituted a material weakness in its internal controls over financial reporting.  As a result, the Company has reviewed all existing joint venture agreements to ensure the accounting for any such redemption features was in compliance with U.S. generally accepted accounting principles. In addition, we are in the process of developing enhanced control procedures designed to ensure proper accounting for any future non-routine contracts or contract amendments. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. See “Item 4 – Controls and Procedures.”

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. Except for the amended information referred to above, no other information in the Original Filing is amended and this Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 30, 2012, and subsequent filings made with the SEC under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934.

Item 1. Financial Statements
Papa John's International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	March 25, 2012	December 25, 2011
	(As Restated)	(As Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,112	$18,942
Accounts receivable, net	30,251	28,169
Notes receivable, net	4,278	4,221
Inventories	18,969	20,091
Deferred income taxes	6,858	7,636
Prepaid expenses	9,395	10,210
Other current assets	4,342	5,555
Total current assets	119,205	94,824
Property and equipment, net	184,167	181,910
Notes receivable, less current portion, net	11,498	11,502
Goodwill	75,328	75,085
Other assets	26,407	27,061
Total assets	$416,605	$390,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,953	$32,966
Income and other taxes payable	13,819	3,969
Accrued expenses and other current liabilities	46,468	44,198
Total current liabilities	95,240	81,133
Deferred revenue	8,478	4,780
Long-term debt	50,000	51,489
Deferred income taxes	4,954	6,692
Other long-term liabilities	38,985	36,676
Total liabilities	197,657	180,770

Redeemable noncontrolling interests	4,777	3,965

Stockholders’ equity:
Preferred stock	-	-
Common stock	368	367
Additional paid-in capital	266,783	262,456
Accumulated other comprehensive income	2,060	1,849
Retained earnings	311,782	294,801
Treasury stock	(366,822)	(353,826)
Total stockholders’ equity	214,171	205,647
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$416,605	$390,382

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
 Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 25, 2012	March 27, 2011
	(As Restated)	(As Restated)
North America revenues:
Domestic Company-owned restaurant sales	$143,815	$138,671
Franchise royalties	20,518	19,731
Franchise and development fees	222	185
Domestic commissary sales	137,610	127,672
Other sales	12,258	13,447
International revenues:
Royalties and franchise and development fees	4,486	3,762
Restaurant and commissary sales	12,367	8,999
Total revenues	331,276	312,467
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	32,456	32,100
Salaries and benefits	38,813	37,649
Advertising and related costs	12,699	12,789
Occupancy costs	7,898	7,869
Other operating expenses	20,418	19,915
Total domestic Company-owned restaurant expenses	112,284	110,322
Domestic commissary and other expenses:
Cost of sales	112,838	106,443
Salaries and benefits	9,003	9,011
Other operating expenses	14,306	13,585
Total domestic commissary and other expenses	136,147	129,039
International operating expenses	10,392	7,728
General and administrative expenses	31,596	29,074
Other general expenses	5,674	781
Depreciation and amortization	7,927	8,312
Total costs and expenses	304,020	285,256
Operating income	27,256	27,211
Investment income	170	177
Interest income (expense)	94	(1,335)
Income before income taxes	27,520	26,053
Income tax expense	9,213	8,955
Net income, including redeemable noncontrolling interests	18,307	17,098
Income attributable to redeemable noncontrolling interests	(1,326)	(1,122)
Net income, net of redeemable noncontrolling interests	$16,981	$15,976

Basic earnings per common share	$0.71	$0.63
Earnings per common share - assuming dilution	$0.69	$0.62

Basic weighted average shares outstanding	24,053	25,484
Diluted weighted average shares outstanding	24,438	25,757

Comprehensive income, including redeemable noncontrolling interests	$18,518	$18,371
Comprehensive income, redeemable noncontrolling interests	(1,326)	(1,122)
Comprehensive income, net of redeemable noncontrolling interests	$17,192	$17,249

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common			Accumulated
	Stock		Additional	Other			Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'
(In thousands)	Outstanding	Stock	Capital	Income	Earnings	Stock	Equity
					(As Restated)		(As Restated)

Balance at December 26, 2010	25,439	$361	$245,380	$849	$240,066	$(291,048)	$195,608
Comprehensive income:
Net income, net of redeemable
noncontrolling interests (1)	-	-	-	-	15,976	-	15,976
Other comprehensive income	-	-	-	1,273	-	-	1,273
Comprehensive income							17,249
Exercise of stock options	63	1	1,313	-	-	-	1,314
Tax effect of equity awards	-	-	31	-	-	-	31
Acquisition of Company
common stock	(143)	-	-	-	-	(4,119)	(4,119)
Stock-based compensation expense	-	-	1,795	-	-	-	1,795
Other	-	-	(50)	-	-	152	102
Balance at March 27, 2011	25,359	$362	$248,469	$2,122	$256,042	$(295,015)	$211,980

Balance at December 25, 2011	24,019	$367	$262,456	$1,849	$294,801	$(353,826)	$205,647
Comprehensive income:
Net income, net of redeemable
noncontrolling interests (1)	-	-	-	-	16,981	-	16,981
Other comprehensive income	-	-	-	211	-	-	211
Comprehensive income							17,192
Exercise of stock options	116	1	3,727	-	-	-	3,728
Tax effect of equity awards	-	-	(351)	-	-	-	(351)
Acquisition of Company
common stock	(372)	-	-	-	-	(13,820)	(13,820)
Stock-based compensation expense	-	-	1,694	-	-	-	1,694
Issuance of restricted stock	30	-	(591)	-	-	591	-
Other	-	-	(152)	-	-	233	81
Balance at March 25, 2012	23,793	$368	$266,783	$2,060	$311,782	$(366,822)	$214,171

(1) Net income at March 25, 2012 and March 27, 2011 is net of $1,326 and $1,122, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	March 25, 2012	March 27, 2011
	(As Restated)	(As Restated)

Operating activities
Net income, including redeemable noncontrolling interests	$18,307	$17,098
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	547	39
Depreciation and amortization	7,927	8,312
Deferred income taxes	(912)	2,388
Stock-based compensation expense	1,694	1,795
Excess tax benefit on equity awards	(129)	(107)
Other	296	770
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,670)	(3,011)
Inventories	1,122	(28)
Prepaid expenses	815	(324)
Other current assets	(820)	85
Other assets and liabilities	1,160	(355)
Accounts payable	1,987	(4,818)
Income and other taxes payable	9,850	4,874
Accrued expenses and other current liabilities	1,221	296
Deferred revenue	3,698	(327)
Net cash provided by operating activities	44,093	26,687

Investing activities
Purchases of property and equipment	(6,403)	(4,823)
Loans issued	(687)	(165)
Repayments of loans issued	703	1,468
Other	5	-
Net cash used in investing activities	(6,382)	(3,520)

Financing activities
Net repayments on line of credit facility	(1,489)	(51,000)
Excess tax benefit on equity awards	129	107
Tax payments for restricted stock issuances	(303)	-
Proceeds from exercise of stock options	3,728	1,314
Acquisition of Company common stock	(13,820)	(4,119)
Distributions to redeemable noncontrolling interest holders	-	(1,729)
Other	82	(10)
Net cash used in financing activities	(11,673)	(55,437)
Effect of exchange rate changes on cash and cash equivalents	132	(6)
Change in cash and cash equivalents	26,170	(32,276)
Cash and cash equivalents at beginning of period	18,942	47,829
Cash and cash equivalents at end of period	$45,112	$15,553

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

March 25, 2012

1.	Restatement of Previously Issued Financial Statements

We are restating our condensed consolidated financial statements for the three-month periods ended March 25, 2012 and March 27, 2011. In connection with the evaluation of the accounting for newly formed joint ventures, we reviewed our accounting for our previously existing joint venture arrangements. As a result of our review, we determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, we determined that an additional redeemable noncontrolling interest was incorrectly classified in shareholders’ equity and should be classified as temporary equity.

To correctly reflect the appropriate measurement of the mandatorily redeemable noncontrolling interests, we recorded a $3.1 million adjustment, net of income taxes, to ending 2010 retained earnings in our Consolidated Statements of Stockholders’ Equity to adjust the previously reported balance sheet to its redemption value as of December 26, 2010. Additionally, we also corrected the classification errors of the redeemable noncontrolling interests from stockholders’ equity to either other long-term liabilities or redeemable noncontrolling interests in our consolidated balance sheets. The impact of the restatements on the financial statements is outlined in the tables below (in thousands, except per share data). The corrections had no impact on total revenues, operating income or operating cash flows and had no impact on our compliance with debt covenants in any period presented.

	As of and For The
	Three Months Ended
	March 25, 2012
	As Previously Reported	Reclassifications *	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax liabilities (assets)	$7,264	$-	$(2,310)	$4,954
Long-term accrued income taxes	3,993	(3,993)	-	-
Other long-term liabilities	23,795	3,993	11,197	38,985
Redeemable noncontrolling interests	-	-	4,777	4,777
Retained earnings	315,551	-	(3,769)	311,782
Noncontrolling interests in subsidiaries	9,895	-	(9,895)	-
Total stockholders' equity	227,835	-	(13,664)	214,171
Condensed Consolidated Statement of Comprehensive Income
Interest expense (income)	$288	$-	$(382)	$(94)
Income before income taxes	27,138	-	382	27,520
Income tax expense	9,068	-	145	9,213
Net income, including noncontrolling interests	18,070	-	237	18,307
Net income, net of noncontrolling interests	16,744	-	237	16,981
Comprehensive income	18,281	-	237	18,518
Basic earnings per common share	0.70	-	0.01	0.71
Earnings per common share - assuming dilution	0.69	-	-	0.69
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests	$18,070	$-	$237	$18,307
Deferred income taxes	(1,057)	-	145	(912)
Other	678	-	(382)	296
Net cash provided by operating activities	44,093	-	-	44,093

*Amounts have been reclassified from the originally filed presentation in order to conform to the presentation included in the Form 10-K for the fiscal year ended December 30, 2012, and are not associated with the restatement adjustments.

	As of and For The
	Three Months Ended
	March 27, 2011
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax liabilities (assets)	$1,138	$(2,168)	$(1,030)
Other long-term liabilities	12,219	10,458	22,677
Redeemable noncontrolling interests	-	3,146	3,146
Retained earnings	259,579	(3,537)	256,042
Noncontrolling interests in subsidiaries	7,899	(7,899)	-
Total stockholders' equity	223,416	(11,436)	211,980
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$608	$727	$1,335
Income before income taxes	26,780	(727)	26,053
Income tax expense	9,231	(276)	8,955
Net income, including noncontrolling interests	17,549	(451)	17,098
Net income, net of noncontrolling interests	16,427	(451)	15,976
Comprehensive income	18,822	(451)	18,371
Basic earnings per common share	0.64	(0.01)	0.63
Earnings per common share - assuming dilution	0.64	(0.02)	0.62
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests	$17,549	$(451)	$17,098
Deferred income taxes	2,664	(276)	2,388
Other	43	727	770
Net cash provided by operating activities	26,687	-	26,687

	December 25, 2011
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax liabilities	$9,147	$(2,455)	$6,692
Other long-term liabilities	25,611	11,065	36,676
Redeemable noncontrolling interests	-	3,965	3,965
Retained earnings	298,807	(4,006)	294,801
Noncontrolling interests in subsidiaries	8,569	(8,569)	-
Total stockholders' equity	218,222	(12,575)	205,647

	December 26, 2010
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Stockholders' Equity
Retained earnings	$243,152	$(3,086)	$240,066
Noncontrolling interests in subsidiaries	8,506	(8,506)	-
Total stockholders' equity	207,200	(11,592)	195,608

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 25, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K/A for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 25, 2011.

Significant Accounting Policies

Comprehensive Income

The Company adopted the required Accounting Standards Updates (“ASU”) Nos. 2011-05 and 2011-12, Comprehensive Income: Presentation of Comprehensive Income in the first quarter of 2012 on a retrospective basis. The updated guidance does not change the components of comprehensive income, but eliminates certain options for presenting comprehensive income in the financial statements. In accordance with this updated guidance, we are no longer permitted to present components of comprehensive income in our Consolidated Statements of Stockholders’ Equity. Instead, we are now required to present components of comprehensive income in either one continuous financial statement with two sections, net income and comprehensive income, or in two separate but consecutive statements. For the first quarter of 2012, we elected the one continuous financial statement approach.

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

The Colonel’s Limited, LLC agreement contains a mandatory redemption clause and, accordingly, the Company has recorded this noncontrolling interest as a liability at its redemption value in other long-term liabilities.

The Star Papa, LP agreement contains a redemption feature that is not currently redeemable, but it is probable to become redeemable in the future. Due to specific valuation provisions contained in the agreement, this noncontrolling interest has been recorded at its carrying value in temporary equity.

The total of the mandatorily redeemable noncontrolling interest and the redeemable noncontrolling interest holders’ equity totaled $16.0 million as of March 25, 2012 and $15.0 million as of December 25, 2011.

As more fully described in Note 1, we have corrected errors in our accounting for noncontrolling interests related to our joint ventures.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of March 25, 2012, we had a net deferred tax asset of approximately $1.9 million.

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

(a) Amounts are shown net of tax of $89 and $47 for the three months ended March 27, 2011 and March 25, 2012, respectively.

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

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended
	March 25,	March 27,
	2012	2011
	(As Restated)	(As Restated)
Basic earnings per common share:
Net income, net of redeemable noncontrolling interests	$16,981	$15,976
Weighted average shares outstanding	24,053	25,484
Basic earnings per common share	$0.71	$0.63

Earnings per common share - assuming dilution:
Net income, net of redeemable noncontrolling interests	$16,981	$15,976

Weighted average shares outstanding	24,053	25,484
Dilutive effect of outstanding equity awards	385	273
Diluted weighted average shares outstanding	24,438	25,757
Earnings per common share - assuming dilution	$0.69	$0.62

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

Our segment information is as follows (in thousands):

	Three Months Ended
	March 25, 2012	March 27, 2011
	(As Restated)	(As Restated)
Revenues from external customers:
Domestic Company-owned restaurants	$143,815	$138,671
Domestic commissaries	137,610	127,672
North America franchising	20,740	19,916
International	16,853	12,761
All others	12,258	13,447
Total revenues from external customers	$331,276	$312,467

Intersegment revenues:
Domestic commissaries	$41,537	$38,100
North America franchising	549	548
International	54	47
Variable interest entities	-	25,117
All others	3,021	2,555
Total intersegment revenues	$45,161	$66,367

Income (loss) before income taxes:
Domestic Company-owned restaurants	$12,321	$10,883
Domestic commissaries	11,166	9,554
North America franchising	18,140	18,009
International	272	(816)
All others	395	(378)
Unallocated corporate expenses	(14,784)	(10,496)
Elimination of intersegment profits	10	(703)
Total income before income taxes	$27,520	$26,053

Property and equipment:
Domestic Company-owned restaurants	$177,423
Domestic commissaries	87,014
International	18,047
All others	41,053
Unallocated corporate assets	133,452
Accumulated depreciation and amortization	(272,822)
Net property and equipment	$184,167

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At March 25, 2012, there were 3,933 Papa John’s restaurants (626 Company-owned and 3,307 franchised) operating in all 50 states and 33 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations:

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

Restatement of Previously Issued Financial Statements

In connection with the evaluation of the accounting for newly formed joint ventures, we reviewed our accounting for our previously existing joint venture arrangements. As a result of our review, we determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, we determined an additional redeemable noncontrolling interest was incorrectly classified in shareholders' equity and should be classified as temporary equity, which impacted the consolidated balance sheets and statements of stockholders' equity. As such, we are restating our previously issued consolidated financial statements within this report. The correction of the error related to the mandatorily redeemable noncontrolling interest had an impact on our Condensed Consolidated Statements of Comprehensive Income, interest expense, income tax expense, and net income which is reflected herein for 2012 and 2011. The restatements resulted in a $0.02 decrease in diluted earnings per share for the three months ended March 27, 2011 (no impact on diluted earnings per share for the three months ended March 25, 2012). The corrections were recorded to our “Unallocated Corporate Expenses” segment. The corrections had no impact on total revenues, operating income, or operating cash flows and had no impact on our compliance with debt covenants in any period presented. See “Note 1” and “Note 2” of “Notes to Condensed Consolidated Financial Statements” for additional information.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of March 25, 2012, we had a net deferred income tax asset of approximately $1.9 million.

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

	First Quarter
	Mar. 25,	Mar. 27,
(In thousands, except per share amounts)	2012	2011	Increase
	(As Restated)	(As Restated)
Income before income taxes, as reported	$27,520	$26,053	$1,467
Incentive Contribution	3,721	-	3,721
Income before income taxes, excluding Incentive Contribution	$31,241	$26,053	$5,188

Net income, as reported	$16,981	$15,976	$1,005
Incentive Contribution	2,439	-	2,439
Net income, excluding Incentive Contribution	$19,420	$15,976	$3,444

Earnings per diluted share, as reported	$0.69	$0.62	$0.07
Incentive Contribution	0.10	-	0.10
Earnings per diluted share, excluding Incentive Contribution	$0.79	$0.62	$0.17

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

Discussion of Operating Results

First quarter 2012 income before income taxes was $27.5 million, compared to the first quarter of 2011 income before income taxes of $26.1 million, or a 5.6% increase. Excluding the net impact of the $3.7 million Incentive Contribution (see “Non-GAAP Measures”), first quarter 2012 income before income taxes was $31.2 million, an increase of $5.2 million, or 19.9%, over the prior year comparable period. Income before income taxes is summarized in the following table on a reporting segment basis (in thousands):

	First Quarter
	Mar. 25,	Mar. 27,	Increase
	2012	2011	(Decrease)
	(As Restated)	(As Restated)

Domestic Company-owned restaurants (a)	$12,321	$10,883	$1,438
Domestic commissaries	11,166	9,554	1,612
North America franchising	18,140	18,009	131
International	272	(816)	1,088
All others	395	(378)	773
Unallocated corporate expenses (b)	(14,784)	(10,496)	(4,288)
Elimination of intersegment loss (profit)	10	(703)	713
Total income before income taxes	$27,520	$26,053	$1,467

(a)	Includes the benefit of a $1.0 million advertising credit from PJNMF related to the Incentive Contribution in the first quarter of 2012.

(b)	Includes a $4.7 million net reduction related to the Incentive Contribution in the first quarter of 2012.

First quarter 2012 income before income taxes increased $1.5 million, or 5.6%, ($5.2 million, or 19.9%, excluding the $3.7 million impact of the Incentive Contribution). The change in income before income taxes was due to the following:

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

●
Unallocated Corporate Segment. Unallocated corporate expenses increased approximately $4.3 million for the first quarter of 2012, including the previously discussed $4.7 million related to the Incentive Contribution, as compared to the corresponding quarter in 2011. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended
	March 25,	March 27,	Increase
	2012	2011	(decrease)
	(As Restated)	(As Restated)

General and administrative (a)	$8,661	$7,385	$1,276
Supplier marketing payment (b)	4,750	-	4,750
Net interest (c)	(260)	1,158	(1,418)
Depreciation	1,735	2,178	(443)
Other income	(102)	(225)	123
Total unallocated corporate expenses	$14,784	$10,496	$4,288

(a)	Unallocated general and administrative costs increased primarily due to additional costs related to our operators’ conference and an increase in legal costs.

(b)	See previous discussion in “Non-GAAP Measures” for further information.

(c)
Net interest income was approximately $260,000 in the first quarter of 2012 as compared to net interest expense of approximately $1.2 million in the first quarter of 2011, reflecting a lower average outstanding debt balance, a lower effective interest rate and an increase in interest income associated with a change in redemption value of a mandatorily redeemable noncontrolling interest in a joint venture. See “Note 1” and “Note 2” of “Notes to Condensed Consolidated Financial Statements” for additional information.

Diluted earnings per share were $0.69 in the first quarter of 2012 ($0.79 excluding the Incentive Contribution), compared to $0.62 in the first quarter of 2011. Excluding the impact of the Incentive Contribution, diluted earnings per share increased $0.17, or 27.4%. Diluted weighted average shares outstanding decreased 5.1% in the first quarter of 2012 from the prior year period. Diluted earnings per share increased $0.03 due to the reduction in shares outstanding.

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

Net interest. Net interest income was approximately $260,000 in the first quarter of 2012 as compared to net interest expense of approximately $1.2 million in the first quarter of 2011, reflecting a lower average outstanding debt balance, a lower effective interest rate and an increase in interest income associated with a change in redemption value of a mandatorily redeemable noncontrolling interest in a joint venture. See “Note 1” and “Note 2” of  “Notes to Condensed Consolidated Financial Statements” for additional information.

Income tax expense.  The effective income tax rate was 33.5% for the first quarter of 2012 and 34.4% for the same period in 2011. The effective rate may fluctuate from quarter to quarter for various reasons, including discrete items, such as the settlement or resolution of specific federal and state tax issues.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at March 25, 2012 was comprised of a $50.0 million outstanding principal balance on our $175.0 million unsecured revolving line of credit. The interest rate on the revolving line of credit is variable and is based on the London Interbank Offered Rate (“LIBOR”) plus a 75 to 150 basis point spread, as amended effective November 2011, tiered based upon debt and cash flow levels, or other bank developed rates at our option.

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

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated, as of March 25, 2012, the effectiveness of the design and operation of our disclosure controls and procedures(as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Evaluation”).  Based upon the Evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Subsequently, on February 26, 2013, we reported that we had identified a material weakness in our internal controls over financial reporting related to the accounting for certain redemption features of the noncontrolling interests of our joint venture agreements. Specifically, the review controls in place with respect to non-routine contractual changes or amendments were not effective. As a result of this discovery, our CEO and CFO have now concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the last day of the period covered by this report.

The error identified related to the incorrect accounting for certain redemption features of our noncontrolling interests. We have implemented certain remedial measures including a review of all existing joint venture agreements to ensure the accounting for any such redemption features was in compliance with U.S. generally accepted accounting principles. In addition, we are in the process of developing enhanced control procedures designed to ensure proper accounting for any future non-routine contractual changes or amendments to existing joint venture agreements. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  See “Item 9A, Controls and Procedures” in the Company’s Form 10-K for the fiscal year ended December 30, 2012 filed on February 28, 2013, for additional information.

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. During the period covered by this report, there were no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

101
Financial statements from the quarterly report on Form 10-Q/A of Papa John’s International, Inc. for the quarter ended March 25, 2012, filed on April 16, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to condensed consolidated financial statements.

*A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 6 of Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: April 16, 2013	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President,
Chief Financial Officer,
Chief Administrative Officer and Treasurer