Form 10-Q/A
period 2012-06-24
PAPA JOHNS INTERNATIONAL INC
filed 2013-04-16
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 24, 2012

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-21660

PAPA JOHN'S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1203323 (I.R.S. Employer Identification number)

2002 Papa Johns Boulevard
Louisville, Kentucky  40299-2367
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

PART 1. FINANCIAL INFORMATION

EXPLANATORY NOTE

As described in Papa John’s International, Inc.’s (the “Company”) Current Report on Form 8-K filed on February 26, 2013 and Form 10-K for the fiscal year ended December 30, 2012 filed on February 28, 2013, in connection with the evaluation of the accounting for newly formed joint ventures, the Company reviewed the accounting for its previously existing joint venture arrangements. As a result of the review, the Company determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, the Company determined that an additional redeemable noncontrolling interest was incorrectly classified in shareholders’ equity and should be classified as temporary equity. As a result, the Company is filing this amendment to its Form 10-Q for the three and six months ended June 24, 2012, to amend and restate the financial statements and other financial information contained herein to correct the errors.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 24, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2012 (the “Original Filing”). This Form 10-Q/A amends the Original Filing solely to correct the Company’s accounting for noncontrolling interests related to our joint ventures as more fully described in Note 1 to the condensed consolidated financial statements. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect the restatements and no other information in the Original Filing is amended herein:

●	Item 1 – Financial Statements
●	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Item 4 – Controls and Procedures
●	Item 6 – Exhibits

The restatements resulted in decreases in diluted earnings per share of $0.02 and $0.01 for the three and six months ended June 24, 2012, respectively, and a decrease in diluted earnings per share of $0.02 for the six months ended June 26, 2011 (no impact for the three-month period ended June 26, 2011). The corrections had no impact on total revenues, operating income or operating cash flows and had no impact on the Company’s compliance with debt covenants in any period presented.

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

Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	June 24, 2012	December 25, 2011
	(As Restated)	(As Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,625	$18,942
Accounts receivable, net	27,693	28,169
Notes receivable, net	4,447	4,221
Inventories	19,695	20,091
Deferred income taxes	6,240	7,636
Prepaid expenses	10,548	10,210
Other current assets	2,880	5,555
Total current assets	105,128	94,824
Property and equipment, net	186,567	181,910
Notes receivable, less current portion, net	10,572	11,502
Goodwill	78,342	75,085
Other assets	26,828	27,061
Total assets	$407,437	$390,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,379	$32,966
Income and other taxes payable	4,044	3,969
Accrued expenses and other current liabilities	49,666	44,198
Total current liabilities	86,089	81,133
Deferred revenue	8,592	4,780
Long-term debt	50,000	51,489
Deferred income taxes	7,044	6,692
Other long-term liabilities	39,094	36,676
Total liabilities	190,819	180,770

Redeemable noncontrolling interests	4,458	3,965

Stockholders’ equity:
Preferred stock	-	-
Common stock	371	367
Additional paid-in capital	274,863	262,456
Accumulated other comprehensive income	1,609	1,849
Retained earnings	326,071	294,801
Treasury stock	(390,754)	(353,826)
Total stockholders’ equity	212,160	205,647
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$407,437	$390,382

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
 Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
North America revenues:
Domestic Company-owned restaurant sales	$143,527	$127,641	$287,342	$266,312
Franchise royalties	19,101	18,103	39,619	37,834
Franchise and development fees	206	124	428	309
Domestic commissary sales	126,593	121,027	264,203	248,699
Other sales	11,771	12,370	24,029	25,817
International revenues:
Royalties and franchise and development fees	4,701	4,049	9,187	7,811
Restaurant and commissary sales	12,680	10,220	25,047	19,219
Total revenues	318,579	293,534	649,855	606,001
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	32,881	30,162	65,337	62,262
Salaries and benefits	39,839	34,367	78,652	72,016
Advertising and related costs	13,278	11,898	25,977	24,687
Occupancy costs	8,619	7,939	16,517	15,808
Other operating expenses	20,830	18,492	41,248	38,407
Total domestic Company-owned restaurant expenses	115,447	102,858	227,731	213,180
Domestic commissary and other expenses:
Cost of sales	104,412	103,529	217,250	209,972
Salaries and benefits	9,218	8,651	18,221	17,662
Other operating expenses	13,498	13,084	27,804	26,669
Total domestic commissary and other expenses	127,128	125,264	263,275	254,303
International operating expenses	10,975	8,756	21,367	16,484
General and administrative expenses	31,463	27,617	63,059	56,691
Other general expenses	1,135	1,459	6,809	2,240
Depreciation and amortization	8,104	8,425	16,031	16,737
Total costs and expenses	294,252	274,379	598,272	559,635
Operating income	24,327	19,155	51,583	46,366
Investment income	195	205	365	382
Interest expense	(1,056)	(383)	(962)	(1,718)
Income before income taxes	23,466	18,977	50,986	45,030
Income tax expense	8,005	5,980	17,218	14,935
Net income, including redeemable noncontrolling interests	15,461	12,997	33,768	30,095
Income attributable to redeemable noncontrolling interests	(1,172)	(929)	(2,498)	(2,051)
Net income, net of redeemable noncontrolling interests	$14,289	$12,068	$31,270	$28,044

Basic earnings per common share	$0.60	$0.47	$1.31	$1.10
Earnings per common share - assuming dilution	$0.59	$0.47	$1.29	$1.09

Basic weighted average shares outstanding	23,733	25,464	23,893	25,474
Diluted weighted average shares outstanding	24,112	25,685	24,270	25,713

Comprehensive income, including redeemable noncontrolling interests	$15,010	$12,483	$33,528	$30,854
Comprehensive income, redeemable noncontrolling interests	(1,172)	(929)	(2,498)	(2,051)
Comprehensive income, net of redeemable noncontrolling interests	$13,838	$11,554	$31,030	$28,803

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common			Accumulated
	Stock		Additional	Other			Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
					(As Restated)		(As Restated)

Balance at December 26, 2010	25,439	$361	$245,380	$849	$240,066	$(291,048)	$195,608
Comprehensive income:
Net income, net of redeemable
noncontrolling interests (1)	-	-	-	-	28,044	-	28,044
Other comprehensive income	-	-	-	759	-	-	759
Comprehensive income							28,803
Exercise of stock options	444	4	10,659	-	-	-	10,663
Tax effect of equity awards	-	-	(1,295)	-	-	-	(1,295)
Acquisition of Company
common stock	(817)	-	-	-	-	(26,162)	(26,162)
Stock-based compensation expense	-	-	3,903	-	-	-	3,903
Issuance of restricted stock	76	-	(1,884)	-	-	1,884	-
Other	-	-	(58)	-	-	218	160
Balance at June 26, 2011	25,142	$365	$256,705	$1,608	$268,110	$(315,108)	$211,680

Balance at December 25, 2011	24,019	$367	$262,456	$1,849	$294,801	$(353,826)	$205,647
Comprehensive income:
Net income, net of redeemable
noncontrolling interests (1)	-	-	-	-	31,270	-	31,270
Other comprehensive loss	-	-	-	(240)	-	-	(240)
Comprehensive income							31,030
Exercise of stock options	361	4	10,396	-	-	-	10,400
Tax effect of equity awards	-	-	468	-	-	-	468
Acquisition of Company
common stock	(957)	-	-	-	-	(38,728)	(38,728)
Stock-based compensation expense	-	-	3,218	-	-	-	3,218
Issuance of restricted stock	34	-	(1,541)	-	-	1,541	-
Other	-	-	(134)	-	-	259	125
Balance at June 24, 2012	23,457	$371	$274,863	$1,609	$326,071	$(390,754)	$212,160

(1) Net income at June 24, 2012 and June 26, 2011 is net of $2,498 and $2,051, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011
	(As Restated)	(As Restated)
Operating activities
Net income, including redeemable noncontrolling interests	$33,768	$30,095
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	719	(7)
Depreciation and amortization	16,031	16,737
Deferred income taxes	1,797	4,022
Stock-based compensation expense	3,218	3,903
Excess tax benefit on equity awards	(1,471)	(403)
Other	2,872	1,133
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(75)	(1,167)
Inventories	533	1,819
Prepaid expenses	(338)	(268)
Other current assets	755	22
Other assets and liabilities	756	1,219
Accounts payable	(587)	(1,970)
Income and other taxes payable	75	325
Accrued expenses and other current liabilities	3,297	(1,611)
Deferred revenue	3,812	(924)
Net cash provided by operating activities	65,162	52,925

Investing activities
Purchases of property and equipment	(15,046)	(12,422)
Loans issued	(1,206)	(1,684)
Repayments of loans issued	1,730	3,920
Acquisitions, net of cash acquired	(5,908)	-
Proceeds from divestitures of restaurants	948	-
Other	(4)	51
Net cash used in investing activities	(19,486)	(10,135)

Financing activities
Net repayments on line of credit facility	(1,489)	(51,000)
Excess tax benefit on equity awards	1,471	403
Tax payments for restricted stock issuances	(822)	(798)
Proceeds from exercise of stock options	10,400	10,663
Acquisition of Company common stock	(38,728)	(26,162)
Distributions to redeemable noncontrolling interest holders	(1,930)	(2,029)
Other	125	42
Net cash used in financing activities	(30,973)	(68,881)
Effect of exchange rate changes on cash and cash equivalents	(20)	82
Change in cash and cash equivalents	14,683	(26,009)
Cash and cash equivalents at beginning of period	18,942	47,829
Cash and cash equivalents at end of period	$33,625	$21,820

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 24, 2012

1.	Restatement of Previously Issued Financial Statements

We are restating our condensed consolidated financial statements for the three- and six-month periods ended June 24, 2012 and June 26, 2011. In connection with the evaluation of the accounting for newly formed joint ventures, we reviewed our accounting for our previously existing joint venture arrangements. As a result of our review, we determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, we determined that an additional redeemable noncontrolling interest was incorrectly classified in shareholders’ equity and should be classified as temporary equity.

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

	Three Months Ended
	June 24, 2012
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$282	$774	$1,056
Income before income taxes	24,240	(774)	23,466
Income tax expense	8,299	(294)	8,005
Net income, including noncontrolling interests	15,941	(480)	15,461
Net income, net of noncontrolling interests	14,769	(480)	14,289
Comprehensive income	15,490	(480)	15,010
Basic earnings per common share	0.62	(0.02)	0.60
Earnings per common share - assuming dilution	0.61	(0.02)	0.59

	As of and For The
	Six Months Ended
	June 24, 2012
	As Previously Reported	Reclassifications *	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax liabilities	$9,648	$-	$(2,604)	$7,044
Long-term accrued income taxes	3,924	(3,924)	-	-
Other long-term liabilities	23,638	3,924	11,532	39,094
Redeemable noncontrolling interests	-	-	4,458	4,458
Retained earnings	330,320	-	(4,249)	326,071
Noncontrolling interests in subsidiaries	9,137	-	(9,137)	-
Total stockholders' equity	225,546	-	(13,386)	212,160
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$570	$-	$392	$962
Income before income taxes	51,378	-	(392)	50,986
Income tax expense	17,367	-	(149)	17,218
Net income, including noncontrolling interests	34,011	-	(243)	33,768
Net income, net of noncontrolling interests	31,513	-	(243)	31,270
Comprehensive income	33,771	-	(243)	33,528
Basic earnings per common share	1.32	-	(0.01)	1.31
Earnings per common share - assuming dilution	1.30	-	(0.01)	1.29
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests	$34,011	$-	$(243)	$33,768
Deferred income taxes	1,946	-	(149)	1,797
Other	2,480	-	392	2,872
Net cash provided by operating activities	65,162	-	-	65,162

*
Amounts have been reclassified from the originally filed presentation in order to conform to the presentation included in the Form 10-K for the fiscal year ended December 30, 2012, and are not associated with the restatement adjustments.

	Three Months Ended
	June 26, 2011
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$293	$90	$383
Income before income taxes	19,067	(90)	18,977
Income tax expense	6,014	(34)	5,980
Net income, including noncontrolling interests	13,053	(56)	12,997
Net income, net of noncontrolling interests	12,124	(56)	12,068
Comprehensive income	12,539	(56)	12,483
Basic earnings per common share	0.48	(0.01)	0.47
Earnings per common share - assuming dilution	0.47	-	0.47

	As of and For The
	Six Months Ended
	June 26, 2011
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax liabilities	$3,485	$(2,202)	$1,283
Other long-term liabilities	12,478	10,675	23,153
Redeemable noncontrolling interests	-	3,648	3,648
Retained earnings	271,703	(3,593)	268,110
Noncontrolling interests in subsidiaries	8,528	(8,528)	-
Total stockholders' equity	223,801	(12,121)	211,680
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$901	$817	$1,718
Income before income taxes	45,847	(817)	45,030
Income tax expense	15,245	(310)	14,935
Net income, including noncontrolling interests	30,602	(507)	30,095
Net income, net of noncontrolling interests	28,551	(507)	28,044
Comprehensive income	31,361	(507)	30,854
Basic earnings per common share	1.12	(0.02)	1.10
Earnings per common share - assuming dilution	1.11	(0.02)	1.09
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests	$30,602	$(507)	$30,095
Deferred income taxes	4,332	(310)	4,022
Other	316	817	1,133
Net cash provided by operating activities	52,925	-	52,925

	December 25, 2011
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax liabilities	$9,147	$(2,455)	$6,692
Other long-term liabilities	25,611	11,065	36,676
Redeemable noncontrolling interests	-	3,965	3,965
Retained earnings	298,807	(4,006)	294,801
Noncontrolling interests in subsidiaries	8,569	(8,569)	-
Total stockholders' equity	218,222	(12,575)	205,647

	December 26, 2010
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Stockholders' Equity
Retained earnings	$243,152	$(3,086)	$240,066
Noncontrolling interests in subsidiaries	8,506	(8,506)	-
Total stockholders' equity	207,200	(11,592)	195,608

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

The total of the mandatorily redeemable noncontrolling interest and the redeemable noncontrolling interest holders’ equity totaled $16.0 million as of June 24, 2012 and $15.0 million as of December 25, 2011.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of June 24, 2012, we had a net deferred tax liability of approximately $800,000.

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

6.  Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 24,	June 26,	June 24,	June 26,
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Basic earnings per common share:
Net income, net of redeemable noncontrolling interests	$14,289	$12,068	$31,270	$28,044
Weighted average shares outstanding	23,733	25,464	23,893	25,474
Basic earnings per common share	$0.60	$0.47	$1.31	$1.10

Earnings per common share - assuming dilution:
Net income, net of redeemable noncontrolling interests	$14,289	$12,068	$31,270	$28,044

Weighted average shares outstanding	23,733	25,464	23,893	25,474
Dilutive effect of outstanding equity awards	379	221	377	239
Diluted weighted average shares outstanding	24,112	25,685	24,270	25,713
Earnings per common share - assuming dilution	$0.59	$0.47	$1.29	$1.09

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

Our segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues from external customers:
Domestic Company-owned restaurants	$143,527	$127,641	$287,342	$266,312
Domestic commissaries	126,593	121,027	264,203	248,699
North America franchising	19,307	18,227	40,047	38,143
International	17,381	14,269	34,234	27,030
All others	11,771	12,370	24,029	25,817
Total revenues from external customers	$318,579	$293,534	$649,855	$606,001

Intersegment revenues:
Domestic commissaries	$39,953	$35,872	$81,490	$73,972
North America franchising	561	535	1,110	1,083
International	56	58	110	105
Variable interest entities	-	-	-	25,117
All others	2,664	2,571	5,685	5,126
Total intersegment revenues	$43,234	$39,036	$88,395	$105,403

Income (loss) before income taxes:
Domestic Company-owned restaurants	$9,358	$7,421	$21,679	$18,304
Domestic commissaries	7,978	4,321	19,144	13,875
North America franchising	16,619	16,240	34,759	34,249
International	320	(250)	592	(1,066)
All others	471	(298)	866	(676)
Unallocated corporate expenses	(10,799)	(8,607)	(25,583)	(19,103)
Elimination of intersegment profits	(481)	150	(471)	(553)
Total income before income taxes	$23,466	$18,977	$50,986	$45,030

Property and equipment:
Domestic Company-owned restaurants	$179,140
Domestic commissaries	89,308
International	19,032
All others	42,668
Unallocated corporate assets	136,340
Accumulated depreciation and amortization	(279,921)
Net property and equipment	$186,567

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

Restatement of Previously Issued Financial Statements

In connection with the evaluation of the accounting for newly formed joint ventures, we reviewed our accounting for our previously existing joint venture arrangements. As a result of our review, we determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, we determined an additional redeemable noncontrolling interest was incorrectly classified in shareholders' equity and should be classified as temporary equity, which impacted the consolidated balance sheets and statements of stockholders' equity. As such, we are restating our previously issued consolidated financial statements within this report. The correction of the error related to the mandatorily redeemable noncontrolling interest had an impact on our Condensed Consolidated Statements of Comprehensive Income, interest expense, income tax expense, and net income which is reflected herein for 2012 and 2011. The restatements resulted in decreases in diluted earnings per share of $0.02 and $0.01 for the three and six months ended June 24, 2012, respectively, and a decrease in diluted earnings per share of $0.02 for the six months ended June 26, 2011 (no impact for the three-month period ended June 26, 2011). The corrections were recorded to our “Unallocated Corporate Expenses” segment. The corrections had no impact on total revenues, operating income, or operating cash flows and had no impact on our compliance with debt covenants in any period presented. See “Note 1” and “Note 2” of “Notes to Condensed Consolidated Financial Statements” for additional information.

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

The following table reconciles our GAAP financial results to the adjusted financial results, excluding the impact of the Incentive Contribution, for the three and six months ended June 24, 2012:

	Three Months Ended			Six Months Ended
	June 24,	June 26,	Increase	June 24,	June 26,	Increase
(In thousands, except per share amounts)	2012	2011	(decrease)	2012	2011	(decrease)
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Income before income taxes, as reported	$23,466	$18,977	$4,489	$50,986	$45,030	$5,956
Incentive Contribution	(250)	-	(250)	3,471	-	3,471
Income before income taxes, excluding Incentive Contribution	$23,216	$18,977	$4,239	$54,457	$45,030	$9,427

Net income, as reported	$14,289	$12,068	$2,221	$31,270	$28,044	$3,226
Incentive Contribution	(164)	-	(164)	2,275	-	2,275
Net income, excluding Incentive
Contribution	$14,125	$12,068	$2,057	$33,545	$28,044	$5,501

Earnings per diluted share, as reported	$0.59	$0.47	$0.12	$1.29	$1.09	$0.20
Incentive Contribution	-	-	-	0.09	-	0.09
Earnings per diluted share, excluding Incentive Contribution	$0.59	$0.47	$0.12	$1.38	$1.09	$0.29

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

●
International revenues increased $3.1 million, or 21.8%, and increased $7.2 million, or 26.7%, for the three and six months ended June 24, 2012, respectively, primarily due to increases in the number of restaurants and increases in comparable sales of 6.1% and 7.2% calculated on a constant dollar basis.

●
The above increases were partially offset by decreases in other sales of approximately $600,000, or 4.8%, and $1.8 million, or 6.9%, for the three and six months ended June 24, 2012, respectively, primarily due to a decline in sales at our print and promotions subsidiary, Preferred Marketing Solutions, partially offset by an increase in online sales.

Discussion of Operating Results

Second quarter 2012 income before income taxes was $23.5 million compared to $19.0 million in the prior year, or a 23.7% increase. Income before taxes was $51.0 million for the six months ended June 24, 2012, compared to $45.0 million for the prior year, or a 13.2% increase. The Incentive Contribution (see ”Non-GAAP Measures” above) increased income before income taxes by $250,000 for the second quarter 2012 and decreased income before income taxes by $3.5 million for the six-month period in 2012. Excluding the net impact of the Incentive Contribution, income before income taxes was $23.2 million for the second quarter 2012, an increase of $4.2 million or 22.3% compared to the same period in the prior year and was $54.5 million for the six-month period in 2012, an increase of $9.4 million or 20.9% compared to the same period in the prior year. Income before income taxes is summarized in the following table on a reporting segment basis (in thousands):

	Three Months Ended			Six Months Ended
	June 24,	June 26,	Increase	June 24,	June 26,	Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Domestic Company-owned restaurants (a)	$9,358	$7,421	$1,937	$21,679	$18,304	$3,375
Domestic commissaries	7,978	4,321	3,657	19,144	13,875	5,269
North America franchising	16,619	16,240	379	34,759	34,249	510
International	320	(250)	570	592	(1,066)	1,658
All others	471	(298)	769	866	(676)	1,542
Unallocated corporate expenses (b)	(10,799)	(8,607)	(2,192)	(25,583)	(19,103)	(6,480)
Elimination of intersegment loss (profit)	(481)	150	(631)	(471)	(553)	82
Total income before income taxes	$23,466	$18,977	$4,489	$50,986	$45,030	$5,956

(a)	Includes the benefit of a $1.0 million advertising credit from PJMF related to the Incentive Contribution in the six months ended June 24, 2012.

(b)	Includes the impact of the Incentive Contribution in 2012 ($250,000 increase for the three-month period and a $4.5 million reduction for the six-month period).

Income before income taxes increased $4.5 million and $6.0 million for the three and six months ended June 24, 2012, respectively ($4.2 million and $9.4 million, respectively, excluding the net impact of the Incentive Contribution). The changes in income before income taxes were due to the following:

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

●
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

●
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

●
Unallocated Corporate Segment. Unallocated corporate expenses increased approximately $2.2 million and $6.5 million for the three and six months ended June 24, 2012, respectively, compared to the corresponding 2011 periods. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 24,	June 26,	Increase	June 24,	June 26,	Increase
	2012	2011	(decrease)	2012	2011	(decrease)
	(As Restated)	(As Restated)		(As Restated)	(As Restated)

General and administrative (a)	$8,039	$5,972	$2,067	$16,700	$13,357	$3,343
Supplier marketing (income)
payment (b)	(250)	-	(250)	4,500	-	4,500
Net interest (c)	891	215	676	631	1,376	(745)
Depreciation	1,819	2,240	(421)	3,553	4,418	(865)
Other expense (income)	300	180	120	199	(48)	247
Total unallocated corporate
expenses	$10,799	$8,607	$2,192	$25,583	$19,103	$6,480

(a)
Unallocated general and administrative costs increased primarily due to an increase in short-term management incentive costs. The six-month period was also impacted by additional costs related to our operators’ conference and an increase in legal costs.

(b)	See “Non-GAAP Measures” above for further information.

(c)
The increase in net interest expense for the three months ended June 24, 2012, as compared to the same period in the prior year was primarily due to an increase in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture. The decrease in net interest expense for the six months ended June 24, 2012, as compared to the same period in the prior year was due to a decrease in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture, a lower average outstanding debt balance and a lower effective interest rate. See “Note 1” and “Note 2” of “Notes to Condensed Consolidated Financial Statements” for additional information.

Diluted earnings per share were $0.59 in the second quarter of 2012 compared to $0.47 in the second quarter of 2011, an increase of $0.12 or 25.5%. For the six months ended June 24, 2012 and June 26, 2011, diluted earnings per share were $1.29 and $1.09, respectively ($1.38 per share for the six months ended June 24, 2012, excluding the impact of the Incentive Contribution, an increase of $0.29 or 26.6%). Diluted weighted average shares outstanding decreased 6.1% and 5.6% for the three and six months ended June 24, 2012, respectively, from the prior year comparable periods. Diluted earnings per share increased $0.03 and $0.07 for the three- and six-month periods, respectively, due to the reduction in shares outstanding.

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

●
Cost of sales was 0.7% and 0.6% lower for the three and six months ended June 24, 2012, as compared to the same periods in 2011. The three-month period benefited from lower commodity costs. The six-month period benefited from various supplier incentives.

●
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

●	Salaries and benefits were relatively flat in comparison to prior year (0.2% higher and 0.1% lower as a percentage of revenues for the three and six months ended June 24, 2012, respectively).
●
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

Net interest. Net interest expense was $861,000 for the three months ended June 24, 2012, compared to $178,000 for the same period in 2011, and $597,000 for the six months ended June 24, 2012, compared to $1.3 million for the same period in 2011. Interest expense was higher for the three-month period primarily due to an increase in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture. Interest expense was lower for the six-month period due to a decrease in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture, a lower average outstanding debt balance and a lower effective interest rate. See “Note 1” and “Note 2” of “Notes to Condensed Consolidated Financial Statements” for additional information.

Income tax expense. Our effective income tax rates were 34.1% and 33.8% for the three and six months ended June 24, 2012, representing increases of 2.6% and 0.6%, from the prior year rates.  The higher effective rates were primarily due to 2011 including a tax refund associated with the resolution of prior years’ tax matters. The effective rates may fluctuate from quarter to quarter for various reasons, including discrete items, such as the settlement or resolution of specific tax issues.

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

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated, as of June 24, 2012, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Evaluation”). Based upon the Evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

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

10.1*
Separation and Consulting Agreement and Release between Christopher J. Sternberg and Papa John’s International, Inc.  Exhibit 10.1 to our report on Form 10-Q filed on July 31, 2012 is incorporated herein by reference.

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

101
Financial statements from the quarterly report on Form 10-Q/A of Papa John’s International, Inc. for the quarter ended June 24, 2012, filed on April 16, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to condensed consolidated financial statements.

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