Form 10-Q/A
period 2012-09-23
PAPA JOHNS INTERNATIONAL INC
filed 2013-04-16
CIK 901491

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

PART 1. FINANCIAL INFORMATION

EXPLANATORY NOTE

As described in Papa John’s International, Inc.’s (the “Company”) Current Report on Form 8-K filed on February 26, 2013 and Form 10-K for the fiscal year ended December 30, 2012 filed on February 28, 2013, in connection with the evaluation of the accounting for newly formed joint ventures, the Company reviewed the accounting for its previously existing joint venture arrangements.  As a result of the review, the Company determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, the Company determined that an additional redeemable noncontrolling interest was incorrectly classified in shareholders’ equity and should be classified as temporary equity. As a result, the Company is filing this amendment to its Form 10-Q for the three and nine months ended September 23, 2012, to amend and restate the financial statements and other financial information contained herein to correct the errors.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 23, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on October 31, 2012 (the “Original Filing”). This Form 10-Q/A amends the Original Filing solely to correct the Company’s accounting for noncontrolling interests related to our joint ventures as more fully described in Note 1 to the condensed consolidated financial statements. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect the restatements and no other information in the Original Filing is amended herein:

●	Item 1 – Financial Statements
●	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Item 4 – Controls and Procedures
●	Item 6 – Exhibits

The restatements resulted in a decrease in diluted earnings per share of $0.01 for the nine months ended September 23, 2012 (no impact for the three-month period), and decreases in diluted earnings per share of $0.01 and $0.03 for the three and nine months ended September 25, 2011, respectively. The corrections had no impact on total revenues, operating income or operating cash flows and had no impact on the Company’s compliance with debt covenants in any period presented.

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

Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	September 23, 2012	December 25, 2011
	(As Restated)	(As Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,353	$18,942
Accounts receivable, net	33,072	28,169
Notes receivable, net	4,245	4,221
Inventories	21,419	20,091
Deferred income taxes	8,409	7,636
Prepaid expenses	7,444	10,210
Other current assets	5,728	5,555
Total current assets	105,670	94,824
Property and equipment, net	185,596	181,910
Notes receivable, less current portion, net	12,757	11,502
Goodwill	78,971	75,085
Other assets	29,485	27,061
Total assets	$412,479	$390,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,072	$32,966
Income and other taxes payable	10,217	3,969
Accrued expenses and other current liabilities	53,026	44,198
Total current liabilities	97,315	81,133
Deferred revenue	8,019	4,780
Long-term debt	50,000	51,489
Deferred income taxes	7,830	6,692
Other long-term liabilities	40,488	36,676
Total liabilities	203,652	180,770

Redeemable noncontrolling interests	4,820	3,965

Stockholders’ equity:
Preferred stock	-	-
Common stock	371	367
Additional paid-in capital	277,811	262,456
Accumulated other comprehensive income	2,856	1,849
Retained earnings	339,102	294,801
Treasury stock	(416,133)	(353,826)
Total stockholders’ equity	204,007	205,647
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$412,479	$390,382

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
 Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
North America revenues:
Domestic Company-owned restaurant sales	$143,299	$128,787	$430,641	$395,099
Franchise royalties	18,777	17,967	58,396	55,801
Franchise and development fees	160	155	588	464
Domestic commissary sales	132,666	130,870	396,869	379,569
Other sales	12,581	12,368	36,610	38,185
International revenues:
Royalties and franchise and development fees	4,582	4,054	13,769	11,865
Restaurant and commissary sales	13,449	11,467	38,496	30,686
Total revenues	325,514	305,668	975,369	911,669
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	34,054	32,229	99,391	94,491
Salaries and benefits	39,587	35,012	118,239	107,028
Advertising and related costs	13,920	11,790	39,897	36,477
Occupancy costs	9,185	8,496	25,702	24,304
Other operating expenses	21,490	18,858	62,738	57,265
Total domestic Company-owned restaurant expenses	118,236	106,385	345,967	319,565
Domestic commissary and other expenses:
Cost of sales	111,114	110,387	328,364	320,359
Salaries and benefits	9,654	8,840	27,875	26,502
Other operating expenses	14,082	13,381	41,886	40,050
Total domestic commissary and other expenses	134,850	132,608	398,125	386,911
International operating expenses	11,394	9,634	32,761	26,118
General and administrative expenses	30,426	27,332	93,485	84,023
Other general expenses	1,211	4,777	8,020	7,017
Depreciation and amortization	8,192	7,974	24,223	24,711
Total costs and expenses	304,309	288,710	902,581	848,345
Operating income	21,205	16,958	72,788	63,324
Investment income	136	170	501	552
Interest expense	(478)	(804)	(1,440)	(2,522)
Income before income taxes	20,863	16,324	71,849	61,354
Income tax expense	7,038	4,707	24,256	19,642
Net income, including redeemable noncontrolling interests	13,825	11,617	47,593	41,712
Income attributable to redeemable noncontrolling interests	(794)	(817)	(3,292)	(2,868)
Net income, net of redeemable noncontrolling interests	$13,031	$10,800	$44,301	$38,844

Basic earnings per common share	$0.56	$0.43	$1.87	$1.54
Earnings per common share - assuming dilution	$0.55	$0.43	$1.84	$1.52

Basic weighted average shares outstanding	23,268	24,964	23,685	25,302
Diluted weighted average shares outstanding	23,721	25,146	24,107	25,528

Comprehensive income, including redeemable noncontrolling interests	$15,072	$11,364	$48,600	$42,218
Comprehensive income, redeemable noncontrolling interests	(794)	(817)	(3,292)	(2,868)
Comprehensive income, net of redeemable noncontrolling interests	$14,278	$10,547	$45,308	$39,350

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common			Accumulated
	Stock		Additional	Other			Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
					(As Restated)		(As Restated)

Balance at December 26, 2010	25,439	$361	$245,380	$849	$240,066	$(291,048)	$195,608
Comprehensive income:
Net income, net of redeemable
noncontrolling interests (1)	-	-	-	-	38,844	-	38,844
Other comprehensive income	-	-	-	506	-	-	506
Comprehensive income							39,350
Exercise of stock options	459	5	10,976	-	-	-	10,981
Tax effect of equity awards	-	-	(1,449)	-	-	-	(1,449)
Acquisition of Company
common stock	(1,615)	-	-	-	-	(49,579)	(49,579)
Stock-based compensation expense	-	-	5,266	-	-	-	5,266
Issuance of restricted stock	92	-	(2,253)	-	-	2,253	-
Other	-	-	(66)	-	-	282	216
Balance at September 25, 2011	24,375	$366	$257,854	$1,355	$278,910	$(338,092)	$200,393

Balance at December 25, 2011	24,019	$367	$262,456	$1,849	$294,801	$(353,826)	$205,647
Comprehensive income:
Net income, net of redeemable
noncontrolling interests (1)	-	-	-	-	44,301	-	44,301
Other comprehensive income	-	-	-	1,007	-	-	1,007
Comprehensive income							45,308
Exercise of stock options	399	4	11,395	-	-	-	11,399
Tax effect of equity awards	-	-	695	-	-	-	695
Acquisition of Company
common stock	(1,472)	-	-	-	-	(64,146)	(64,146)
Stock-based compensation expense	-	-	4,932	-	-	-	4,932
Issuance of restricted stock	65	-	(1,568)	-	-	1,568	-
Other	-	-	(99)	-	-	271	172
Balance at September 23, 2012	23,011	$371	$277,811	$2,856	$339,102	$(416,133)	$204,007

(1)	Net income at September 23, 2012 and September 25, 2011 is net of $3,292 and $2,868, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 23, 2012	Sept. 25, 2011
	(As Restated)	(As Restated)
Operating activities
Net income, including redeemable noncontrolling interests	$47,593	$41,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	1,250	882
Depreciation and amortization	24,223	24,711
Deferred income taxes	424	4,710
Stock-based compensation expense	4,932	5,266
Excess tax benefit on equity awards	(1,717)	(576)
Other	4,375	2,611
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,018)	(3,071)
Inventories	(1,188)	201
Prepaid expenses	2,766	3,506
Other current assets	372	596
Other assets and liabilities	(840)	1,055
Accounts payable	1,106	3,896
Income and other taxes payable	6,248	3,023
Accrued expenses and other current liabilities	7,258	(228)
Deferred revenue	3,989	(1,078)
Net cash provided by operating activities	94,773	87,216

Investing activities
Purchases of property and equipment	(26,425)	(20,647)
Loans issued	(3,951)	(2,598)
Repayments of loans issued	2,620	4,542
Acquisitions, net of cash acquired	(6,175)	-
Proceeds from divestitures of restaurants	1,068	-
Other	4	62
Net cash used in investing activities	(32,859)	(18,641)

Financing activities
Net repayments on line of credit facility	(1,489)	(49,000)
Excess tax benefit on equity awards	1,717	576
Tax payments for restricted stock issuances	(846)	(1,041)
Proceeds from exercise of stock options	11,399	10,981
Acquisition of Company common stock	(64,146)	(49,579)
Distributions to redeemable noncontrolling interest holders	(2,431)	(3,129)
Other	174	97
Net cash used in financing activities	(55,622)	(91,095)
Effect of exchange rate changes on cash and cash equivalents	119	67
Change in cash and cash equivalents	6,411	(22,453)
Cash and cash equivalents at beginning of period	18,942	47,829
Cash and cash equivalents at end of period	$25,353	$25,376

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 23, 2012

1.	Restatement of Previously Issued Financial Statements

We are restating our condensed consolidated financial statements for the three- and nine-month periods ended September 23, 2012 and September 25, 2011. In connection with the evaluation of the accounting for newly formed joint ventures, we reviewed our accounting for our previously existing joint venture arrangements. As a result of our review, we determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, we determined that an additional redeemable noncontrolling interest was incorrectly classified in shareholders’ equity and should be classified as temporary equity.

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

	Three Months Ended
	September 23, 2012
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$284	194	$478
Income before income taxes	21,057	(194)	20,863
Income tax expense	7,112	(74)	7,038
Net income, including noncontrolling interests	13,945	(120)	13,825
Net income, net of noncontrolling interests	13,151	(120)	13,031
Comprehensive income	15,192	(120)	15,072
Basic earnings per common share	0.57	(0.01)	0.56
Earnings per common share - assuming dilution	0.55	-	0.55

	As of and For The
	Nine Months Ended
	September 23, 2012
	As Previously Reported	Reclassifications *	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax liabilities	$10,508	$-	$(2,678)	$7,830
Long-term accrued income taxes	4,220	(4,220)	-	-
Other long-term liabilities	24,611	4,220	11,657	40,488
Redeemable noncontrolling interests	-	-	4,820	4,820
Retained earnings	343,471	-	(4,369)	339,102
Noncontrolling interests in subsidiaries	9,430	-	(9,430)	-
Total stockholders' equity	217,806	-	(13,799)	204,007
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$854	$-	$586	$1,440
Income before income taxes	72,435	-	(586)	71,849
Income tax expense	24,479	-	(223)	24,256
Net income, including noncontrolling interests	47,956	-	(363)	47,593
Net income, net of noncontrolling interests	44,664	-	(363)	44,301
Comprehensive income	48,963	-	(363)	48,600
Basic earnings per common share	1.89	-	(0.02)	1.87
Earnings per common share - assuming dilution	1.85	-	(0.01)	1.84
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests	$47,956	$-	$(363)	$47,593
Deferred income taxes	647	-	(223)	424
Other	3,789	-	586	4,375
Net cash provided by operating activities	94,773	-	-	94,773

* Amounts have been reclassified from the originally filed presentation in order to conform to the presentation included in the Form 10-K for the fiscal year ended December 30, 2012, and are not associated with the restatement adjustments.

	Three Months Ended
	September 25, 2011
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$282	$522	$804
Income before income taxes	16,846	(522)	16,324
Income tax expense	4,906	(199)	4,707
Net income, including noncontrolling interests	11,940	(323)	11,617
Net income, net of noncontrolling interests	11,123	(323)	10,800
Comprehensive income	11,687	(323)	11,364
Basic earnings per common share	0.45	(0.02)	0.43
Earnings per common share - assuming dilution	0.44	(0.01)	0.43

	As of and For The
	Nine Months Ended
	September 25, 2011
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax liabilities	$7,110	$(2,400)	$4,710
Other long-term liabilities	11,542	11,003	22,545
Redeemable noncontrolling interests	-	3,558	3,558
Retained earnings	282,826	(3,916)	278,910
Noncontrolling interests in subsidiaries	8,245	(8,245)	-
Total stockholders' equity	212,554	(12,161)	200,393
Condensed Consolidated Statement of Comprehensive Income
Interest expense	$1,183	$1,339	$2,522
Income before income taxes	62,693	(1,339)	61,354
Income tax expense	20,151	(509)	19,642
Net income, including noncontrolling interests	42,542	(830)	41,712
Net income, net of noncontrolling interests	39,674	(830)	38,844
Comprehensive income	43,048	(830)	42,218
Basic earnings per common share	1.57	(0.03)	1.54
Earnings per common share - assuming dilution	1.55	(0.03)	1.52
Consolidated Statement of Cash Flows
Net income, including noncontrolling interests	$42,542	$(830)	$41,712
Deferred income taxes	5,219	(509)	4,710
Other	1,272	1,339	2,611
Net cash provided by operating activities	87,216	-	87,216

	December 25, 2011
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Noncurrent deferred income tax liabilities	$9,147	$(2,455)	$6,692
Other long-term liabilities	25,611	11,065	36,676
Redeemable noncontrolling interests	-	3,965	3,965
Retained earnings	298,807	(4,006)	294,801
Noncontrolling interests in subsidiaries	8,569	(8,569)	-
Total stockholders' equity	218,222	(12,575)	205,647

	December 26, 2010
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Stockholders' Equity
Retained earnings	$243,152	$(3,086)	$240,066
Noncontrolling interests in subsidiaries	8,506	(8,506)	-
Total stockholders' equity	207,200	(11,592)	195,608

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

Papa John’s had two subsidiaries in which there were noncontrolling interests as of September 23, 2012 and September 25, 2011, which were as follows:

	Restaurants as of Sept. 23, 2012	Restaurants as of Sept. 25, 2011	Restaurant Locations	Papa John's Ownership		Noncontrolling Interest Ownership

Star Papa, LP	76	75	Texas	51	% *	49	% *
Colonel's Limited, LLC	52	52	Maryland and Virginia	70	% *	30	% *

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

The total of the mandatorily redeemable noncontrolling interest and the redeemable noncontrolling interest holders’ equity totaled $16.5 million as of September 23, 2012 and $15.0 million as of December 25, 2011.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of September 23, 2012, we had a net deferred tax asset of $579,000.

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

3.	Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is comprised of the following (in thousands):

	Foreign Currency	Interest Rate Swaps (a)	Defined Pension Plan	Accumulated Other Comprehensive Income (Loss)
Three Months Ended
Beginning balance - June 26, 2011	$1,608	$-	$-	$1,608
Current period other comprehensive income (loss)	(160)	(93)	-	(253)
Ending balance - September 25, 2011	$1,448	$(93)	$-	$1,355

Beginning balance - June 24, 2012	$1,718	$(80)	$(29)	$1,609
Current period other comprehensive income (loss)	1,256	(9)	-	1,247
Ending balance - September 23, 2012	$2,974	$(89)	$(29)	$2,856

Nine Months Ended
Beginning balance - December 26, 2010	$1,008	$(159)	$-	$849
Current period other comprehensive income (loss)	440	66	-	506
Ending balance - September 25, 2011	$1,448	$(93)	$-	$1,355

Beginning balance - December 25, 2011	$1,872	$6	$(29)	$1,849
Current period other comprehensive income (loss)	1,102	(95)	-	1,007
Ending balance - September 23, 2012	$2,974	$(89)	$(29)	$2,856

(a)	Current period other comprehensive income (loss) is shown net of tax of ($54) and ($6) for the three months ended September 25, 2011 and September 23, 2012, respectively, and $35 and ($56) for the nine months ended September 25, 2011 and September 23, 2012, respectively.

4.	Fair Value Measurements and Disclosures

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

6.  Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	Sept. 23,	Sept. 25,	Sept. 23,	Sept. 25,
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Basic earnings per common share:
Net income, net of redeemable noncontrolling interests	$13,031	$10,800	$44,301	$38,844
Weighted average shares outstanding	23,268	24,964	23,685	25,302
Basic earnings per common share	$0.56	$0.43	$1.87	$1.54

Earnings per common share - assuming dilution:
Net income, net of redeemable noncontrolling interests	$13,031	$10,800	$44,301	$38,844

Weighted average shares outstanding	23,268	24,964	23,685	25,302
Dilutive effect of outstanding compensation awards	453	182	422	226
Diluted weighted average shares outstanding	23,721	25,146	24,107	25,528
Earnings per common share - assuming dilution	$0.55	$0.43	$1.84	$1.52

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

On July 23, 2012, Papa John’s and a third party formed a limited liability company (PJ Minnesota, LLC) to operate the previously acquired Minneapolis restaurants. The Company’s equity (80% ownership) in the operations was funded by the contribution of the acquired restaurants, while the third party’s equity (20% ownership) was funded through a $275,000 loan issued by Papa John’s and a $25,000 cash contribution. There was no gain on this transaction. We are required to fully consolidate the financial results of this limited liability company. See Note 2 for additional information.

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

Our segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues from external customers:
Domestic Company-owned restaurants	$143,299	$128,787	$430,641	$395,099
Domestic commissaries	132,666	130,870	396,869	379,569
North America franchising	18,937	18,122	58,984	56,265
International	18,031	15,521	52,265	42,551
All others	12,581	12,368	36,610	38,185
Total revenues from external customers	$325,514	$305,668	$975,369	$911,669

Intersegment revenues:
Domestic commissaries	$42,313	$38,702	$123,802	$112,674
North America franchising	546	542	1,656	1,625
International	60	58	171	163
Variable interest entities	-	-	-	25,117
All others	2,758	2,793	8,443	7,919
Total intersegment revenues	$45,677	$42,095	$134,072	$147,498

Income (loss) before income taxes:
Domestic Company-owned restaurants	$5,549	$4,273	$27,228	$22,577
Domestic commissaries	6,846	7,237	25,990	21,112
North America franchising	16,070	15,941	50,829	50,190
International	625	249	1,217	(817)
All others	732	(66)	1,598	(742)
Unallocated corporate expenses	(9,201)	(11,607)	(34,784)	(30,710)
Elimination of intersegment profits	242	297	(229)	(256)
Total income before income taxes	$20,863	$16,324	$71,849	$61,354

Property and equipment:
Domestic Company-owned restaurants	$180,973
Domestic commissaries	92,192
International	20,702
All others	36,199
Unallocated corporate assets	139,153
Accumulated depreciation and amortization	(283,623)
Net property and equipment	$185,596

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

Restatement of Previously Issued Financial Statements

In connection with the evaluation of the accounting for newly formed joint ventures, we reviewed our accounting for our previously existing joint venture arrangements. As a result of our review, we determined an error occurred in the accounting for one joint venture agreement, which contained a mandatorily redeemable feature added through a contract amendment in the third quarter of 2009. This provision contained in the 2009 contract amendment was not previously considered in determining the classification and measurement of the noncontrolling interest. In addition, we determined an additional redeemable noncontrolling interest was incorrectly classified in shareholders' equity and should be classified as temporary equity, which impacted the consolidated balance sheets and statements of stockholders' equity. As such, we are restating our previously issued consolidated financial statements within this report. The correction of the error related to the mandatorily redeemable noncontrolling interest had an impact on our Condensed Consolidated Statements of Comprehensive Income, interest expense, income tax expense, and net income which is reflected herein for 2012 and 2011. The restatements resulted in a decrease in diluted earnings per share of $0.01 for the nine months ended September 23, 2012 (no impact for the three-month period), and decreases in diluted earnings per share of $0.01 and $0.03 for the three and nine months ended September 25, 2011, respectively. The corrections were recorded to our “Unallocated Corporate Expenses” segment. The corrections had no impact on total revenues, operating income, or operating cash flows and had no impact on our compliance with debt covenants in any period presented. See “Note 1” and “Note 2” of “Notes to Condensed Consolidated Financial Statements” for additional information.

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

The following table reconciles our GAAP financial results to the adjusted financial results, excluding the impact of the Incentive Contribution, for the three and nine months ended September 23, 2012:

	Three Months Ended			Nine Months Ended
	Sept. 23,	Sept. 25,	Increase	Sept. 23,	Sept. 25,	Increase
(In thousands, except per share amounts)	2012	2011	(decrease)	2012	2011	(decrease)
	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Income before income taxes, as reported	$20,863	$16,324	$4,539	$71,849	$61,354	$10,495
Incentive Contribution	(250)	-	(250)	3,221	-	3,221
Income before income taxes, excluding Incentive Contribution	$20,613	$16,324	$4,289	$75,070	$61,354	$13,716

Net income, as reported	$13,031	$10,800	$2,231	$44,301	$38,844	$5,457
Incentive Contribution	(159)	-	(159)	2,116	-	2,116
Net income, excluding Incentive Contribution	$12,872	$10,800	$2,072	$46,417	$38,844	$7,573

Earnings per diluted share, as reported	$0.55	$0.43	$0.12	$1.84	$1.52	$0.32
Incentive Contribution	-	-	-	0.09	-	0.09
Earnings per diluted share, excluding Incentive Contribution	$0.55	$0.43	$0.12	$1.93	$1.52	$0.41

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

Discussion of Operating Results

Third quarter 2012 income before income taxes was $20.9 million compared to $16.3 million in the prior year, or a 27.8% increase. Income before income taxes was $71.8 million for the nine months ended September 23, 2012, compared to $61.4 million for the prior year, or a 17.1% increase. The Incentive Contribution (see “Non-GAAP Measures” above) increased income before income taxes by $250,000 for the third quarter of 2012 and decreased income before income taxes by $3.2 million for the nine-month period of 2012. Excluding the net impact of the Incentive Contribution, income before income taxes was $20.6 million for the third quarter of 2012, an increase of $4.3 million or 26.3% compared to the same period in the prior year and was $75.1 million for the nine-month period of 2012, an increase of $13.7 million, or 22.4%, compared to the same period in the prior year. Income before income taxes is summarized in the following table on a reporting segment basis (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 23,	Sept. 25,	Increase	Sept. 23,	Sept. 25,	Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Domestic Company-owned restaurants (a)	$5,549	$4,273	$1,276	$27,228	$22,577	$4,651
Domestic commissaries	6,846	7,237	(391)	25,990	21,112	4,878
North America franchising	16,070	15,941	129	50,829	50,190	639
International	625	249	376	1,217	(817)	2,034
All others	732	(66)	798	1,598	(742)	2,340
Unallocated corporate expenses (b)	(9,201)	(11,607)	2,406	(34,784)	(30,710)	(4,074)
Elimination of intersegment loss (profit)	242	297	(55)	(229)	(256)	27
Total income before income taxes	$20,863	$16,324	$4,539	$71,849	$61,354	$10,495

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

Income before income taxes increased $4.5 million and $10.5 million for the three and nine months ended September 23, 2012, respectively ($4.3 million and $13.7 million, respectively, excluding the net impact of the Incentive Contribution). The changes in income before income taxes were due to the following:

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

●
Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $2.4 million and increased approximately $4.1 million for the three and nine months ended September 23, 2012, respectively, compared to the corresponding 2011 periods. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 23,	Sept. 25,	Increase	Sept. 23,	Sept. 25,	Increase
	2012	2011	(decrease)	2012	2011	(decrease)
	(As Restated)	(As Restated)		(As Restated)	(As Restated)

General and administrative (a)	$7,589	$5,629	$1,960	$24,289	$18,987	$5,302
Supplier marketing (income)
payment (b)	(250)	-	(250)	4,250	-	4,250
Net interest (c)	348	638	(290)	978	2,014	(1,036)
Depreciation	1,829	1,818	11	5,382	6,236	(854)
Franchise incentives and initiatives (d)	-	2,754	(2,754)	-	2,754	(2,754)
Perfect Pizza lease obligation (e)	-	782	(782)	197	782	(585)
Other income	(315)	(14)	(301)	(312)	(63)	(249)
Total unallocated corporate
expenses	$9,201	$11,607	$(2,406)	$34,784	$30,710	$4,074

(a)
Unallocated general and administrative costs increased for the three- and nine-month periods primarily due to an increase in legal and insurance costs. The nine-month period was also impacted by higher short-term management incentive costs and higher costs related to our operators’ conference.

(b)	See “Non-GAAP Measures” above for further information about the Incentive Contribution.

(c)
The decrease in net interest expense was primarily due to a change in redemption value of a mandatorily redeemable noncontrolling interest in a joint venture. See “Note 1” and “Note 2” of “Notes to Condensed Consolidated Financial Statements” for additional information.

(d)	In 2011, we offered incentives to domestic franchisees for meeting certain sales targets, including comparable sales, transactions and online sales.

(e)
The Perfect Pizza lease obligation relates to rents, taxes and insurance associated with the former Perfect Pizza operations in the United Kingdom. See the notes to condensed consolidated financial statements for additional information.

Diluted earnings per share were $0.55 in the third quarter of 2012 compared to $0.43 in the third quarter of 2011, an increase of $0.12, or 27.9%. For the nine months ended September 23, 2012 and September 25, 2011, diluted earnings per share were $1.84 and $1.52, respectively ($1.93 per share for the nine months ended September 23, 2012, excluding the impact of the Incentive Contribution, an increase of $0.41 or 27.0%). Diluted weighted average shares outstanding decreased 5.7% and 5.6% for the three and nine months ended September 23, 2012, respectively, from the prior year comparable periods. Diluted earnings per share increased $0.03 and $0.10 for the three- and nine-month periods, respectively, due to the reduction in shares outstanding.

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

Net interest. Net interest expense was approximately $340,000 for the three months ended September 23, 2012, compared to approximately $630,000 for the same period in 2011, and was approximately $940,000 for the nine months ended September 23, 2012, compared to approximately $2.0 million for the same period in 2011. The decreases in interest expense for both the three- and nine-month periods of 2012 were primarily due to a change in redemption value of a mandatorily redeemable noncontrolling interest in a joint venture.  See “Note 1” and “Note 2” of the “Notes to Condensed Consolidated Financial Statements” for additional information.

Income tax expense. Our effective income tax rates were 33.7% and 33.8% for the three and nine months ended September 23, 2012, respectively, representing increases of 4.9% and 1.8%, from the prior year rates.  Our effective income tax rate may fluctuate from quarter to quarter for various reasons, including the settlement or resolution of specific federal and state issues. The prior year included significant favorable tax resolution items.

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

*amounts are estimates based on futures prices

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated, as of September 23, 2012, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Evaluation”). Based upon the Evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

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

101
Financial statements from the quarterly report on Form 10-Q/A of Papa John’s International, Inc. for the quarter ended September 23, 2012, filed on April 16, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to condensed consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: April 16, 2013	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer