Form 10-Q
period 2013-03-31
PAPA JOHNS INTERNATIONAL INC
filed 2013-05-07
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

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

At April 30, 2013, there were outstanding 21,790,833 shares of the registrant’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	March 31, 2013	December 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,551	$16,396
Accounts receivable, net	44,792	44,647
Notes receivable, net	3,181	4,577
Inventories	23,922	22,178
Deferred income taxes	7,575	10,279
Prepaid expenses	9,544	12,782
Other current assets	7,625	7,767
Total current assets	121,190	118,626
Property and equipment, net	198,559	196,661
Notes receivable, less current portion, net	13,764	12,536
Goodwill	78,065	78,958
Other assets	31,707	31,627
Total assets	$443,285	$438,408

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,218	$32,624
Income and other taxes payable	11,672	10,429
Accrued expenses and other current liabilities	53,577	60,528
Total current liabilities	97,467	103,581
Deferred revenue	6,892	7,329
Long-term debt	108,911	88,258
Deferred income taxes	9,689	10,672
Other long-term liabilities	41,326	40,674
Total liabilities	264,285	250,514

Redeemable noncontrolling interests	6,294	6,380

Stockholders’ equity:
Preferred stock	-	-
Common stock	372	371
Additional paid-in capital	284,521	280,905
Accumulated other comprehensive income	1,036	1,824
Retained earnings	375,767	356,461
Treasury stock	(488,990)	(458,047)
Total stockholders’ equity	172,706	181,514
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$443,285	$438,408

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
 Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2013	March 25, 2012

North America revenues:
Domestic Company-owned restaurant sales	$157,898	$143,815
Franchise royalties	20,733	20,518
Franchise and development fees	546	222
Domestic commissary sales	143,894	137,610
Other sales	12,607	12,258
International revenues:
Royalties and franchise and development fees	5,067	4,486
Restaurant and commissary sales	14,859	12,367
Total revenues	355,604	331,276
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	37,073	32,456
Salaries and benefits	43,272	38,813
Advertising and related costs	14,793	12,699
Occupancy costs	8,711	7,898
Other operating expenses	22,745	20,418
Total domestic Company-owned restaurant expenses	126,594	112,284
Domestic commissary and other expenses:
Cost of sales	117,778	112,838
Salaries and benefits	10,067	9,003
Other operating expenses	16,007	14,306
Total domestic commissary and other expenses	143,852	136,147
International operating expenses	12,653	10,392
General and administrative expenses	33,158	31,596
Other general expenses	1,185	5,674
Depreciation and amortization	8,537	7,927
Total costs and expenses	325,979	304,020
Operating income	29,625	27,256
Net interest income	672	264
Income before income taxes	30,297	27,520
Income tax expense	9,978	9,213
Net income, including redeemable noncontrolling interests	20,319	18,307
Income attributable to redeemable noncontrolling interests	(1,013)	(1,326)
Net income, net of redeemable noncontrolling interests	$19,306	$16,981

Basic earnings per common share	$0.87	$0.71
Earnings per common share - assuming dilution	$0.85	$0.69

Basic weighted average shares outstanding	22,256	24,053
Diluted weighted average shares outstanding	22,806	24,438

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2013	March 25, 2012

Net income, including redeemable noncontrolling interests	$20,319	$18,307
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,135)	291
Interest rate swap	(117)	(127)
Other comprehensive income (loss), before tax	(1,252)	164
Income tax effect:
Foreign currency translation adjustments	420	-
Interest rate swap	44	47
Income tax effect	464	47
Other comprehensive income (loss), net of tax	(788)	211
Comprehensive income, including redeemable noncontrolling interests	19,531	18,518
Comprehensive income, redeemable noncontrolling interests	(1,013)	(1,326)
Comprehensive income, net of redeemable noncontrolling interests	$18,518	$17,192

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common			Accumulated
	Stock		Additional	Other			Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 25, 2011	24,019	$367	$262,456	$1,849	$294,801	$(353,826)	$205,647
Comprehensive income:
Net income, net of redeemable
noncontrolling interests (1)	-	-	-	-	16,981	-	16,981
Other comprehensive income	-	-	-	211	-	-	211
Comprehensive income							17,192
Exercise of stock options	116	1	3,727	-	-	-	3,728
Tax effect of equity awards	-	-	(351)	-	-	-	(351)
Acquisition of Company
common stock	(372)	-	-	-	-	(13,820)	(13,820)
Stock-based compensation expense	-	-	1,694	-	-	-	1,694
Issuance of restricted stock	30	-	(591)	-	-	591	-
Other	-	-	(152)	-	-	233	81
Balance at March 25, 2012	23,793	$368	$266,783	$2,060	$311,782	$(366,822)	$214,171

Balance at December 30, 2012	22,241	$371	$280,905	$1,824	$356,461	$(458,047)	$181,514
Comprehensive income:
Net income, net of redeemable
noncontrolling interests (1)	-	-	-	-	19,306	-	19,306
Other comprehensive loss	-	-	-	(788)	-	-	(788)
Comprehensive income							18,518
Exercise of stock options	95	1	2,703	-	-	-	2,704
Tax effect of equity awards	-	-	301	-	-	-	301
Acquisition of Company
common stock	(549)	-	-	-	-	(32,122)	(32,122)
Stock-based compensation expense	-	-	1,681	-	-	-	1,681
Issuance of restricted stock	35	-	(1,090)	-	-	1,090	-
Other	-	-	21	-	-	89	110
Balance at March 31, 2013	21,822	$372	$284,521	$1,036	$375,767	$(488,990)	$172,706

(1) Net income at March 31, 2013 and March 25, 2012 is net of $1,013 and $1,326, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At March 25, 2012, the accumulated other comprehensive income of $2,060 was comprised of unrealized foreign currency translation gains of $2,163, offset by a net unrealized loss on the interest rate swap agreement of $74 and a $29 pension plan liability.

At March 31, 2013, the accumulated other comprehensive income of $1,036 was comprised of unrealized foreign currency translation gains of $1,175, offset by a net unrealized loss on the interest rate swap agreement of $139.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2013	March 25, 2012

Operating activities
Net income, including redeemable noncontrolling interests	$20,319	$18,307
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	314	547
Depreciation and amortization	8,537	7,927
Deferred income taxes	3,325	(912)
Stock-based compensation expense	1,681	1,694
Excess tax benefit on equity awards	(1,142)	(129)
Other	(180)	296
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(627)	(2,670)
Inventories	(1,744)	1,122
Prepaid expenses	3,238	815
Other current assets	142	(820)
Other assets and liabilities	38	1,160
Accounts payable	(406)	1,987
Income and other taxes payable	1,243	9,850
Accrued expenses and other current liabilities	(4,641)	1,221
Deferred revenue	(183)	3,698
Net cash provided by operating activities	29,914	44,093

Investing activities
Purchases of property and equipment	(13,248)	(6,403)
Loans issued	(1,748)	(687)
Repayments of loans issued	1,916	703
Other	319	5
Net cash used in investing activities	(12,761)	(6,382)

Financing activities
Net proceeds (repayments) on line of credit facility	20,652	(1,489)
Excess tax benefit on equity awards	1,142	129
Tax payments for restricted stock issuances	(843)	(303)
Proceeds from exercise of stock options	2,704	3,728
Acquisition of Company common stock	(32,122)	(13,820)
Contributions from redeemable noncontrolling interest holders	350	-
Distributions to redeemable noncontrolling interest holders	(1,000)	-
Other	112	82
Net cash used in financing activities	(9,005)	(11,673)
Effect of exchange rate changes on cash and cash equivalents	7	132
Change in cash and cash equivalents	8,155	26,170
Cash and cash equivalents at beginning of period	16,396	18,942
Cash and cash equivalents at end of period	$24,551	$45,112

See accompanying notes.

Papa John's International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ended December 29, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 30, 2012.

2.	Significant Accounting Policies

Accumulated Other Comprehensive Income

Effective December 31, 2012, we adopted Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” on a prospective basis. The updated standard requires the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). We are required to disclose the effect of significant items reclassified out of AOCI into our consolidated statements of income either parenthetically in the consolidated statements of income for each caption impacted or in a note to the condensed consolidated financial statements. For the first quarters of 2013 and 2012, we did not have any significant amounts reclassified out of AOCI.

Noncontrolling Interests

The Consolidation topic of the Accounting Standards Codification (“ASC”) requires all entities to report noncontrolling interests in subsidiaries separate from the equity of the parent company. The Consolidation topic further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the noncontrolling interest holder. Additionally, disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder.

Papa John’s has joint ventures in which there are redeemable noncontrolling interests, including the following as of March 31, 2013 and March 25, 2012:

	Number of Restaurants	Restaurant Locations	Papa John's Ownership	Reedeemable Noncontrolling Interest Ownership
March 31, 2013
Star Papa, LP	78	Texas	51%	49%
Colonel's Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	30	Minnesota	80%	20%
PJ Denver, LLC	23	Colorado	60%	40%

March 25, 2012
Star Papa, LP	76	Texas	51%	49%
Colonel's Limited, LLC	52	Maryland and Virginia	70%	30%

The income before income taxes attributable to the joint ventures for the three months ended March 31, 2013 and March 25, 2012 was as follows (in thousands):

	March 31,	March 25,
	2013	2012

Papa John's International, Inc.	$1,508	$2,043
Redeemable noncontrolling interests	1,013	1,326
Total income before income taxes	$2,521	$3,369

The Colonel’s Limited, LLC agreement contains a mandatory redemption clause and, accordingly, the Company has recorded this noncontrolling interest as a liability at its redemption value in other long-term liabilities. The redemption value is adjusted at each reporting date and any change is recorded in net interest income.

As part of the other joint venture agreements, the noncontrolling interest holders maintain the option to require the Company to purchase their interests. Since redemption of the noncontrolling interests is outside of the Company’s control, the noncontrolling interests are presented in the caption “Redeemable noncontrolling interests” in the consolidated balance sheets and include the following joint ventures:

●
The Star Papa, LP agreement contains a redemption feature that is not currently redeemable, but it is probable to become redeemable in the future. Due to specific valuation provisions contained in the agreement, this noncontrolling interest has been recorded at its carrying value.

●
The PJ Minnesota, LLC and PJ Denver, LLC agreements contain redemption features that are currently redeemable and, therefore, these noncontrolling interests have been recorded at their current redemption values, which approximate their carrying values.

The total of the mandatorily redeemable noncontrolling interest and the redeemable noncontrolling interest holders’ equity was $17.8 million as of March 31, 2013 and $18.2 million as of December 30, 2012.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of March 31, 2013, we had a net deferred tax liability of approximately $2.1 million.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues on a quarterly basis to adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures.

Fair Value Measurements and Disclosures

The Company is required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity specific measurement. Assets and liabilities carried at fair value are required to be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2013 and December 30, 2012 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

March 31, 2013
Financial assets:
Cash surrender value of life insurance policies *	$14,360	$14,360	$-	$-

Financial liabilities:
Interest rate swap	221	-	221	-

December 30, 2012
Financial assets:
Cash surrender value of life insurance policies *	$13,551	$13,551	$-	$-

Financial liabilities:
Interest rate swap	104	-	104	-

* Represents life insurance held in our non-qualified deferred compensation plan.

There were no transfers among levels within the fair value hierarchy during the three months ended March 31, 2013.

The fair value of our interest rate swap is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Subsequent Events

We evaluated subsequent events through the date the financial statements were issued and filed. See Note 3 for details related to our amended and restated revolving line of credit. There were no other subsequent events that required recognition or disclosure.

3.	Debt

Our debt is comprised entirely of a revolving line of credit. The balance was $108.9 million as of March 31, 2013 and $88.3 million as of December 30, 2012.

In September 2010, we entered into a five-year, $175 million unsecured revolving credit facility (“Credit Facility”), which was amended in November 2011 to extend the maturity date to November 30, 2016. Outstanding balances were charged a percentage margin of 75 basis points to 150 basis points over LIBOR. The fair value of the outstanding debt approximated the carrying value since the debt agreement was a variable-rate instrument.

The Credit Facility had customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At March 31, 2013, we were in compliance with these covenants.

On April 30, 2013, we amended and restated our unsecured revolving line of credit facility (“Amended and Restated Line”) to increase the amount available to $300 million and extend the maturity date to April 30, 2018. Under the Amended and Restated Line, outstanding balances are charged a percentage margin of 75 basis points to 175 basis points over LIBOR or other bank rates at our option. The remaining availability under the Amended and Restated Line, reduced for outstanding letters of credit approximates $150.0 million.

In August 2011, we entered into an interest rate swap agreement that provided for a fixed rate of 0.53%, as compared to LIBOR, with a notional amount of $50.0 million and a maturity date of August 2013. On December 31, 2012, we amended our interest rate swap agreement to extend the maturity date to December 30, 2015. The amendment resulted in a change to the fixed rate of interest (to 0.56% from 0.53%) but did not impact the notional amount of the interest rate swap agreement. The Amended and Restated Line did not impact our interest rate swap. The fair value of our interest rate swap is recorded in other long-term liabilities in our condensed consolidated balance sheets and approximated $221,000 and $104,000 at March 31, 2013 and December 30, 2012, respectively.

Our swap is a derivative instrument that is designated as a cash flow hedge because the swap provides a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap are accounted for as adjustments to interest expense. As of March 31, 2013, the swap is a highly effective cash flow hedge with no ineffectiveness for the period ended March 31, 2013.

The weighted average interest rates for our Credit Facility, including the impact of the swap agreement, were 1.2% and 1.3% for the three months ended March 31, 2013 and March 25, 2012, respectively. Interest paid, including payments made or received under the swap, was $378,000 and $249,000 for the three months ended March 31, 2013 and March 25, 2012, respectively. As of March 31, 2013, the portion of the $221,000 interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $80,000.

4.	Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended
	March 31,	March 25,
	2013	2012

Basic earnings per common share:
Net income, net of redeemable noncontrolling interests	$19,306	$16,981
Weighted average shares outstanding	22,256	24,053
Basic earnings per common share	$0.87	$0.71

Earnings per common share - assuming dilution:
Net income, net of redeemable noncontrolling interests	$19,306	$16,981

Weighted average shares outstanding	22,256	24,053
Dilutive effect of outstanding equity awards	550	385
Diluted weighted average shares outstanding	22,806	24,438
Earnings per common share - assuming dilution	$0.85	$0.69

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the quarter are not included in the computation of earnings per common share – assuming dilution because the effect would be antidilutive. There were no antidilutive shares for the three months ended March 31, 2013 and March 25, 2012.

5.	Litigation

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

On February 13, 2013, the parties tentatively agreed to the financial terms of a settlement of the litigation, with additional terms to be finalized, subject to Court approval. A reasonable estimate of the total cost of the settlement was provided for at December 30, 2012. Actual costs will be impacted by the claimant participation rate, but we do not expect actual costs to be materially different from our estimates. We expect the majority of the settlement payments to be made in 2013.

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

6.	Segment Information

We have defined five reportable segments: domestic Company-owned restaurants, domestic commissaries, North America franchising, international operations, and “all other” units.

The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken poppers, chicken wings, dessert pizza, and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our online and other technology-based ordering platforms.

Generally, we evaluate performance and allocate resources based on profit or loss from operations before income taxes and intercompany eliminations. Certain administrative and capital costs are allocated to segments based upon predetermined rates or actual estimated resource usage. We account for intercompany sales and transfers as if the sales or transfers were to third parties and eliminate the activity in consolidation.

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. No single external customer accounted for 10% or more of our consolidated revenues.

Our segment information is as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 25, 2012

Revenues from external customers:
Domestic Company-owned restaurants	$157,898	$143,815
Domestic commissaries	143,894	137,610
North America franchising	21,279	20,740
International	19,926	16,853
All others	12,607	12,258
Total revenues from external customers	$355,604	$331,276

Intersegment revenues:
Domestic commissaries	$46,797	$41,537
North America franchising	553	549
International	67	54
All others	3,168	3,021
Total intersegment revenues	$50,585	$45,161

Income (loss) before income taxes:
Domestic Company-owned restaurants	$10,956	$12,321
Domestic commissaries	10,163	11,166
North America franchising	18,222	18,140
International	341	272
All others	659	395
Unallocated corporate expenses	(9,518)	(14,784)
Elimination of intersegment (profit) loss	(526)	10
Total income before income taxes	$30,297	$27,520

Property and equipment:
Domestic Company-owned restaurants	$186,343
Domestic commissaries	103,235
International	24,015
All others	38,142
Unallocated corporate assets	144,159
Accumulated depreciation and amortization	(297,335)
Net property and equipment	$198,559

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations and Critical Accounting Policies and Estimates

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At March 31, 2013, there were 4,197 Papa John’s restaurants (699 Company-owned and 3,498 franchised) operating in all 50 states and 34 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

The results of operations are based on our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas and make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. See “Notes 1 and 2” of “Notes to Condensed Consolidated Financial Statements” for a discussion of the basis of presentation and the significant accounting policies.

Non-GAAP Measures

In connection with a 2012 multi-year supplier agreement, the Company received a $5.0 million supplier marketing payment in the first quarter of 2012, which the Company then contributed to the Papa John’s National Marketing Fund (“PJMF”), an unconsolidated, non-profit corporation, for the benefit of domestic restaurants. The Company’s contribution to PJMF was fully expensed in the first quarter of 2012. The Company is recognizing the supplier marketing payment evenly as income over the five-year term of the agreement ($250,000 per quarter).

PJMF elected to distribute the $5.0 million supplier marketing payment to the domestic system as advertising credits in the first quarter of 2012. Our domestic Company-owned restaurants’ portion of the 2012 advertising credits resulted in an increase in income before income taxes of approximately $1.0 million.

The overall impact of the two transactions described above, which are collectively defined as the “Incentive Contribution,” increased income before income taxes in the first quarter of 2013 by $250,000 and reduced income before income taxes in the first quarter of 2012 by approximately $3.7 million.

The following table reconciles our GAAP financial results to the adjusted financial results, excluding the impact of the Incentive Contribution, for the first quarters of 2013 and 2012:

	First Quarter
	March 31,	March 25,	Increase
(In thousands, except per share amounts)	2013	2012	(Decrease)

Income before income taxes, as reported	$30,297	$27,520	$2,777
Incentive Contribution	(250)	3,721	(3,971)
Income before income taxes, excluding Incentive Contribution	$30,047	$31,241	$(1,194)

Net income, as reported	$19,306	$16,981	$2,325
Incentive Contribution	(165)	2,439	(2,604)
Net income, excluding Incentive Contribution	$19,141	$19,420	$(279)

Earnings per diluted share, as reported	$0.85	$0.69	$0.16
Incentive Contribution	(0.01)	0.10	(0.11)
Earnings per diluted share, excluding Incentive Contribution	$0.84	$0.79	$0.05

The financial measures we present in this report, which exclude the Incentive Contribution, are non-GAAP measures and should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. Management believes presenting the financial information excluding the impact of the Incentive Contribution is important for purposes of comparison to prior year results. In addition, management uses these non-GAAP measures to allocate resources, and analyze trends and underlying operating performance. Annual cash bonuses, and certain long-term incentive programs for various levels of management, were based on financial measures that excluded the Incentive Contribution. The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures. See “Discussion of Operating Results” below for further analysis regarding the impact of the Incentive Contribution.

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

Restaurant Progression

	Three Months Ended
	March 31, 2013	March 25, 2012

Papa John's Restaurant Progression:
North America Company-owned:
Beginning of period	648	598
Opened	1	-
Closed	-	(1)
End of period	649	597
International Company-owned:
Beginning of period	48	30
Opened	2	-
Closed	-	(1)
End of period	50	29
North America franchised:
Beginning of period	2,556	2,463
Opened	31	47
Closed	(15)	(12)
End of period	2,572	2,498
International franchised:
Beginning of period	911	792
Opened	26	23
Closed	(11)	(6)
End of period	926	809
Total restaurants - end of period	4,197	3,933

Results of Operations

Summary of Operating Results - Segment Review

Discussion of Revenues

Consolidated revenues were $355.6 million for the first quarter of 2013, an increase of $24.3 million, or 7.3%, over the corresponding 2012 period. The increase in revenues for the first quarter of 2013 was primarily due to the following:

●
Domestic Company-owned restaurant sales increased $14.1 million, or 9.8%, primarily due to an increase of 3.9% in comparable sales during the first quarter of 2013 and the net acquisition of 50 restaurants in the Denver and Minneapolis markets from a franchisee in the second quarter of 2012. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

●
North America franchise royalty revenue increased approximately $215,000, or 1.0%, primarily due to an increase in net franchise units over the prior year and positive comparable sales of 0.8%, which were substantially offset by reduced royalties attributable to the Company’s net acquisition of the 50 restaurants noted above.

●	Domestic commissary sales increased $6.3 million, or 4.6%, due to an increase in the volume of sales as well as increases in the prices of certain commodities.
●	International revenues increased $3.1 million, or 18.2%, primarily due to an increase in the number of restaurants and an increase in comparable sales of 8.2% calculated on a constant dollar basis.

Discussion of Operating Results

First quarter 2013 income before income taxes was $30.3 million, compared $27.5 million in the prior year, or a 10.1% increase. The Incentive Contribution (see “Non-GAAP Measures” above) increased income before income taxes by $250,000 for the first quarter of 2013 and decreased income before income taxes by $3.7 million for the first quarter of 2012. Excluding the impact of the Incentive Contribution, income before income taxes was $30.0 million for the first quarter of 2013, compared to $31.2 million for the first quarter of 2012, or a decrease of $1.2 million, or 3.8%.

Income before income taxes is summarized in the following table on a reporting segment basis (in thousands):

	First Quarter
	March 31,	March 25,	Increase
	2013	2012	(Decrease)

Domestic Company-owned restaurants (a)	$10,956	$12,321	$(1,365)
Domestic commissaries	10,163	11,166	(1,003)
North America franchising	18,222	18,140	82
International	341	272	69
All others	659	395	264
Unallocated corporate expenses (b)	(9,518)	(14,784)	5,266
Elimination of intersegment (profit) loss	(526)	10	(536)
Total income before income taxes	$30,297	$27,520	$2,777

(a)	Includes the benefit of a $1.0 million advertising cost reduction from PJMF related to the Incentive Contribution in the first quarter of 2012.

(b)	Includes the impact of the Incentive Contribution ($250,000 increase for the first quarter of 2013 and a $4.7 million reduction for the first quarter of 2012).

First quarter 2013 income before income taxes increased $2.8 million, or 10.1%, (decreased $1.2 million, or 3.8%, excluding the impact of the Incentive Contribution). The change in income before income taxes was due to the following:

●
Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ operating income decreased $1.4 million in the first quarter of 2013 (decreased approximately $300,000, excluding the $1.0 million advertising credit from PJMF). The $300,000 decrease was primarily due to an increase in commodity costs. In addition, the first quarter of 2012 included significant supplier incentives. These decreases were substantially offset by incremental profits associated with higher comparable sales of 3.9%.

●
Domestic Commissary Segment. Domestic commissaries operating income decreased $1.0 million. The decrease was primarily driven by higher than usual profit margins in the first quarter of 2012. The 2013 profit margin was in line with the Company's expectations. We manage commissary results on a full year basis and anticipate the 2013 full year profit margin will approximate 2012.

●
International Segment. Operating income increased $69,000 for the first quarter of 2013. The increase in income was primarily due to higher royalties attributable to the 8.2% comparable sales and net unit growth, including improvement in overall United Kingdom results. These improvements were substantially offset by higher operating expenses in China associated with new Company-owned restaurants.

●
Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $5.3 million for the first quarter of 2013, as compared to the corresponding quarter in 2012 (a $266,000 decrease excluding the Incentive Contribution). The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended
	March 31,	March 25,	Increase
	2013	2012	(Decrease)

General and administrative	$8,688	$8,661	$27
Supplier marketing (income) payment (a)	(250)	4,750	(5,000)
Net interest income (b)	(659)	(260)	(399)
Depreciation	1,753	1,735	18
Other income	(14)	(102)	88
Total unallocated corporate expenses	$9,518	$14,784	$(5,266)

(a)	See “Non-GAAP Measures” above for further information about the Incentive Contribution.
(b)	The increase in net interest income was primarily due to a decrease in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture.

Diluted earnings per share were $0.85 in the first quarter of 2013 ($0.84 excluding the Incentive Contribution), compared to $0.69 in the first quarter of 2012 ($0.79 excluding the Incentive Contribution). Excluding the impact of the Incentive Contribution, diluted earnings per share increased $0.05 or 6.3%. Diluted earnings per share increased $0.06 due to the reduction in shares outstanding. Diluted weighted average shares outstanding decreased 6.7% in the first quarter of 2013 from the prior year period.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $157.9 million for the first quarter of 2013, an increase of $14.1 million, or 9.8%, compared to the first quarter of 2012, primarily due to the previously mentioned increase of 3.9% in comparable sales during the first quarter of 2013 and the net acquisition of 50 restaurants in the Denver and Minneapolis markets from a franchisee in the second quarter of 2012.

North America franchise sales for the first quarter of 2013 increased 2.2% to $480.1 million from $470.0 million for the same quarter in 2012, primarily due to a 2.7% increase in equivalent units and a 0.8% increase in comparable sales. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. Franchise restaurant sales are not included in Company revenues. North America franchise royalties were $20.7 million in the first quarter of 2013, compared to $20.5 million in the same quarter of 2012.

Average weekly sales for comparable units include restaurants that were open throughout the periods presented below. The comparable sales base for domestic Company-owned and North America franchised restaurants, respectively, includes restaurants acquired by the Company or divested to franchisees during the previous twelve months. Average weekly sales for non-comparable units include restaurants that were not open throughout the periods presented below and include non-traditional sites. Average weekly sales for non-traditional units not subject to continuous operations are calculated based upon actual days open.

The comparable sales base and average weekly sales for 2013 and 2012 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	March 31, 2013		March 25, 2012
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	649	2,572	597	2,498
Equivalent units	644	2,478	592	2,413
Comparable sales base units	633	2,240	582	2,193
Comparable sales base percentage	98.3%	90.4%	98.3%	90.9%
Average weekly sales - comparable units	$18,984	$15,389	$18,818	$15,404
Average weekly sales - total non-comparable units *	$12,353	$10,337	$11,631	$10,790
Average weekly sales - all units	$18,876	$14,904	$18,702	$14,983

* Includes 181 traditional units and 167 non-traditional units at March 31, 2013 and 182 traditional units and 138 non-traditional units at March 25, 2012.

Domestic commissary sales increased 4.6% to $143.9 million for the first quarter of 2013, from $137.6 million in the comparable 2012 quarter, due to an increase in the volume of sales as well as increases in the prices of certain commodities.

International revenues increased 18.2% to $19.9 million for the first quarter of 2013, compared to $16.9 million for the comparable quarter in 2012, reflecting an increase in the number of restaurants in addition to an 8.2% increase in comparable sales, calculated on a constant dollar basis.

Costs and expenses.  The restaurant operating margin for domestic Company-owned units was 19.8% in the first quarter of 2013 compared to 21.9% in the first quarter of 2012 (21.2% excluding the $1.0 million advertising credit from PJMF). The restaurant operating margin decrease of 2.1% consisted of the following differences:

●	Cost of sales was 0.9% higher for the first quarter of 2013, as compared to the first quarter of 2012, due to higher commodity costs and the prior year including various supplier incentives.
●
Salaries and benefits were 0.4% higher as a percentage of sales in the first quarter of 2013, compared to the first quarter of 2012, primarily due to higher labor costs associated with growth in the newly acquired Denver and Minneapolis markets.

●	Advertising and related costs as a percentage of sales were 0.5% higher due to the prior year including a $1.0 million advertising credit received from PJMF.
●	Occupancy costs and other operating costs, on a combined basis, were relatively consistent (19.9% for the first quarter of 2013, compared to 19.7% for the prior year).

Domestic commissary and other margin was 8.1% in the first quarter of 2013, compared to 9.2% for the same period in 2012. The operating margin decrease from 2012 was primarily driven by higher than usual profit margins in the first quarter of 2012. The 2013 profit margin was in line with the Company's expectations. The operating margin decrease of 1.1% consisted of the following differences:

●	Cost of sales was 75.3% of revenues for both the first quarter of 2013 and 2012.
●
Salaries and benefits were 6.4% of revenues in the first quarter of 2013, compared to 6.0% of revenues in the first quarter of 2012. The increase was due to additional staffing to support higher volumes.

●	Other operating expenses as a percentage of sales were 10.2% in the first quarter of 2013, compared to 9.5% in the prior comparable period, primarily due to higher distribution costs.

International operating expenses were 85.2% of international restaurant and commissary sales in the first quarter of 2013 as compared to 84.0% in the first quarter of 2012. The increase in operating expenses as a percentage of sales was primarily due to costs associated with new Company-owned restaurants in China, partially offset by an improvement in operating results for our PJUK commissary.

General and administrative costs were $33.2 million or 9.3% of revenues in the first quarter of 2013, as compared to $31.6 million or 9.5% of revenues in the same period of 2012. The decrease as a percentage of sales was primarily the result of leverage from higher sales.

Other general expenses reflected net expense of $1.2 million in the first quarter of 2013 compared to $5.7 million, including the $4.7 million related to the Incentive Contribution, for the comparable period in 2012 as detailed below (in thousands):

	March 31,	March 25,	Increase
	2013	2012	(Decrease)

Supplier marketing (income) payment (a)	$(250)	$4,750	$(5,000)
Franchise and development incentives (b)	1,061	732	329
Other	374	192	182
Total other general expenses	$1,185	$5,674	$(4,489)

(a)  See previous discussion included in “Non-GAAP Measures” for further information.

(b)  Represents incentives provided to domestic franchisees for opening new restaurants.

Depreciation and amortization was $8.5 million (2.4% of revenues) for the first quarter of 2013 and $7.9 million (2.4% of revenues) for the first quarter of 2012.

Net interest income. Net interest income was approximately $670,000 in the first quarter of 2013 as compared to approximately $260,000 in the first quarter of 2012. The increase was primarily due to an increase in interest income associated with a reduction in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture.

Income tax expense.  The effective income tax rate was 32.9% for the first quarter of 2013 and 33.5% for the same period in 2012. The lower tax rate in the first quarter of 2013 is primarily due to the reinstatement of certain 2012 tax credits under the American Taxpayer Relief Act of 2012. Our effective income tax rate may fluctuate from quarter to quarter for various reasons, including the settlement or resolution of specific federal and state issues.

Liquidity and Capital Resources

Our debt is comprised entirely of a revolving line of credit. The balance was $108.9 million as of March 31, 2013 and $88.3 million as of December 30, 2012.

In September 2010, we entered into a five-year, $175 million unsecured revolving credit facility (“Credit Facility”), which was amended in November 2011 to extend the maturity date to November 30, 2016. Outstanding balances were charged a percentage margin of 75 basis points to 150 basis points over LIBOR. The commitment fee on the unused balance ranged from 17.5 to 25.0 basis points. The increment over LIBOR and the commitment fee were determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Credit Facility.

On April 30, 2013, we amended and restated our unsecured revolving line of credit facility (“Amended and Restated Line”) to increase the amount available to $300 million and extend the maturity date to April 30, 2018. The increase in borrowing capacity will provide us greater flexibility in supporting future growth and driving long-term shareholder value. Under the Amended and Restated Line, outstanding balances are charged a percentage margin of 75 basis points to 175 basis points over LIBOR or other bank rates at our option. The remaining availability under the Amended and Restated Line, reduced for outstanding letters of credit approximates $150.0 million.

We have used interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our revolving credit facility. We currently have a swap with a fixed rate of 0.56%, as compared to LIBOR, with a notional amount of $50.0 million. See the notes to condensed consolidated financial statements for additional information.

Our Credit Facility and Amended and Restated Line contain customary affirmative and negative covenants, including the following financial covenants, as defined:

	Current	Amended and	Actual Ratio for the
	Credit Facility	Restated Line	Quarter Ended
	Permitted Ratio	Permitted Ratio	March 31, 2013

Leverage Ratio	Not to exceed 2.5 to 1.0	Not to exceed 3.0 to 1.0	0.9 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	Not less than 3.5 to 1.0	5.3 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants at March 31, 2013.

Cash flow provided by operating activities was $29.9 million for the three months ended March 31, 2013, compared to $44.1 million for the same period in 2012. The decrease of approximately $14.2 million was primarily due to unfavorable changes in working capital including the timing of income tax and other payments in the first quarter of 2013.

Our free cash flow, a non-GAAP financial measure, for the three months ended March 31, 2013 and March 25, 2012 was as follows (in thousands):

	Three Months Ended
	March 31,	March 25,
	2013	2012

Net cash provided by operating activities	$29,914	$44,093
Purchase of property and equipment	(13,248)	(6,403)
Free cash flow (a)	$16,666	$37,690

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

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary and print and promotions facilities and equipment and the enhancement of corporate systems and facilities, including technological enhancements. Capital expenditures were $13.2 million for the three months ended March 31, 2013, compared to $6.4 million for the three months ended March 25, 2012. The increased purchases of property and equipment primarily relate to spend on equipment for the planned New Jersey dough production and technology investments.

During the three months ended March 31, 2013, capital expenditures of $13.2 million and common stock repurchases of $32.1 million (549,000 shares at an average price of $58.46 per share) were funded by cash flow from operations as well as borrowings on our line of credit. Subsequent to March 31, 2013, through April 30, 2013, we repurchased an additional 290,000 shares with an aggregate cost of $17.7 million and an average cost of $61.11 per share. As of April 30, 2013, $65.6 million remained available for repurchase of common stock under our Board of Directors’ authorization.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other Company communications constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, contingent liabilities, resolution of litigation, commodity costs, profit margins, unit growth, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

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

●	increased employee compensation, benefits, insurance, regulatory compliance and similar costs, including increased costs resulting from federal health care legislation;
●	the credit performance of our franchise loan program;
●	the impact of the resolution of current or future claims and litigation, and current or proposed legislation impacting our business;
●	currency exchange or interest rates;
●	failure to effectively execute succession planning, and our reliance on the services of our Founder and CEO, who also serves as our brand spokesperson; and
●	disruption of critical business or information technology systems, and risks associated with security breaches, including theft of company and customer information.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2012, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at March 31, 2013 was comprised of a $108.9 million outstanding principal balance on our $175 million unsecured revolving line of credit. The interest rate on the revolving line of credit was variable and based on the London Interbank Offered Rate (“LIBOR”) plus a 75 to 150 basis point spread, tiered based upon debt and cash flow levels, or other bank rates at our option.

On April 30, 2013, we amended and restated our unsecured revolving line of credit facility to increase the amount available to $300 million and extend the maturity date to April 30, 2018. Outstanding balances are charged a percentage margin of 75 basis points to 175 basis points over LIBOR or other bank rates at our option.

We have an interest rate swap agreement that provides for a fixed rate of 0.56% (increased from 0.53% effective December 31, 2012), as compared to LIBOR, with a notional amount of $50.0 million and a maturity date of December 30, 2015.

The effective interest rate on the revolving line of credit, including the impact of the interest rate swap agreement, was 1.1% as of March 31, 2013. An increase in the present market interest rate of 100 basis points on the line of credit balance outstanding as of March 31, 2013, net of the swap, would increase interest expense by $589,000.

We do not enter into financial instruments to manage foreign currency exchange rates since only 5.6% of our total revenues are derived from sales to customers and royalties outside the United States.

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

The following table presents the actual average block price for cheese by quarter through the first quarter of 2013 and the projected average block price for cheese by quarter through 2014 (based on the April 30, 2013 Chicago Mercantile Exchange cheese futures market prices).

	2014		2013		2012
	Projected		Projected		Actual
	Block Price		Block Price		Block Price

Quarter 1	$1.790	*	$1.662		$1.522
Quarter 2	1.794	*	1.847	*	1.539
Quarter 3	1.840	*	1.895	*	1.750
Quarter 4	1.855	*	1.815	*	1.939
Full Year	$1.820	*	$1.805	*	$1.692

*amounts are estimates based on futures prices

Item 4. Controls and Procedures

On February 26, 2013, we reported that we had identified a material weakness in our internal controls over financial reporting related to the accounting for certain redemption features of the noncontrolling interests of our joint venture agreements. Specifically, the review controls in place with respect to non-routine contractual changes or amendments were not effective. As a result, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 30, 2012.

The error identified related to the incorrect accounting for certain redemption features of our noncontrolling interests. We implemented measures to remediate the material weakness, including a review of all existing joint venture agreements to ensure the accounting for any such redemption features were in compliance with U.S. GAAP. In addition, we developed enhanced control procedures designed to ensure proper accounting for any future non-routine contractual changes or amendments to existing joint venture agreements. The enhanced processes and controls were implemented during the first quarter of 2013. In addition, the Company performed testing of the processes and controls during the first quarter of 2013 and management concluded the previously identified material weakness has been remediated.

Our CEO and CFO evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Evaluation”), as of the end of the period covered by this report. Based upon the foregoing, as of March 31, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. During the period covered by this report, other than the foregoing, there were no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in “Note 5” of “Notes to Condensed Consolidated Financial Statements” is incorporated by reference into this Item 1. We are party to various legal proceedings arising in the ordinary course of business, but except as set forth in the items herein, are not currently a party to any legal proceedings that management believes could have a material adverse effect on the Company.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $1.1 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on September 29, 2013. Through March 31, 2013, a total of 50.3 million shares with an aggregate cost of $991.7 million and an average price of $19.72 per share have been repurchased under this program. Subsequent to March 31, 2013, through April 30, 2013, we acquired an additional 290,000 shares at an aggregate cost of $17.7 million. As of April 30, 2013, approximately $65.6 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the first three months of 2013 (in thousands, except per-share amounts):

				Total Number	Maximum Dollar
	Total	Average		of Shares	Value of Shares
	Number	Price		Purchased as Part of	that May Yet Be
	of Shares	Paid per		Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share		Plans or Programs	Plans or Programs

12/31/2012 - 01/27/2013	5	$53.01		49,754	$115,190
01/28/2013 - 02/24/2013	-	-	*	49,754	$115,190
02/25/2013 - 03/31/2013	544	$58.51		50,298	$83,322

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

During the first quarter of 2013, shares of the Company’s common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans, and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations. The Company acquired approximately 7,000 shares for fiscal period February 2013 and approximately 7,900 shares for fiscal period March 2013.

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

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 31, 2013, filed on May 7, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 7, 2013	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President,
Chief Financial Officer,
Chief Administrative Officer and Treasurer