Form 10-Q
period 2013-06-30
PAPA JOHNS INTERNATIONAL INC
filed 2013-08-06
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

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
Yes [ ] No [X]

       At July 30, 2013, there were outstanding 21,732,784 shares of the registrant’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2013	December 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,236	$16,396
Accounts receivable, net	43,235	44,647
Notes receivable	3,440	4,577
Inventories	21,722	22,178
Deferred income taxes	7,715	10,279
Prepaid expenses	10,782	12,782
Other current assets	7,804	7,767
Total current assets	122,934	118,626
Property and equipment, net	201,942	196,661
Notes receivable, less current portion, net	13,839	12,536
Goodwill	78,088	78,958
Other assets	32,675	31,627
Total assets	$449,478	$438,408

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,728	$32,624
Income and other taxes payable	1,407	10,429
Accrued expenses and other current liabilities	51,950	60,528
Total current liabilities	82,085	103,581
Deferred revenue	6,736	7,329
Long-term debt	133,241	88,258
Deferred income taxes	11,955	10,672
Other long-term liabilities	40,858	40,674
Total liabilities	274,875	250,514

Redeemable noncontrolling interests	6,846	6,380

Stockholders’ equity:
Preferred stock	-	-
Common stock	373	371
Additional paid-in capital	288,214	280,905
Accumulated other comprehensive income	786	1,824
Retained earnings	392,917	356,461
Treasury stock	(514,533)	(458,047)
Total stockholders’ equity	167,757	181,514
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$449,478	$438,408

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
 Consolidated Statements of Income
 (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012

North America revenues:
Domestic Company-owned restaurant sales	$155,153	$143,527	$313,051	$287,342
Franchise royalties	20,230	19,101	40,963	39,619
Franchise and development fees	219	206	765	428
Domestic commissary sales	140,003	126,593	283,897	264,203
Other sales	12,444	11,771	25,051	24,029
International revenues:
Royalties and franchise and development fees	5,391	4,701	10,458	9,187
Restaurant and commissary sales	15,746	12,680	30,605	25,047
Total revenues	349,186	318,579	704,790	649,855
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	37,825	32,881	74,898	65,337
Salaries and benefits	42,053	39,839	85,325	78,652
Advertising and related costs	14,677	13,278	29,470	25,977
Occupancy costs	8,939	8,619	17,650	16,517
Other operating expenses	22,431	20,830	45,176	41,248
Total domestic Company-owned restaurant expenses	125,925	115,447	252,519	227,731
Domestic commissary and other expenses:
Cost of sales	114,045	104,412	231,823	217,250
Salaries and benefits	10,264	9,218	20,331	18,221
Other operating expenses	15,768	13,498	31,775	27,804
Total domestic commissary and other expenses	140,077	127,128	283,929	263,275
International operating expenses	12,983	10,975	25,636	21,367
General and administrative expenses	33,126	31,463	66,284	63,059
Other general expenses	1,597	1,135	2,782	6,809
Depreciation and amortization	8,530	8,104	17,067	16,031
Total costs and expenses	322,238	294,252	648,217	598,272
Operating income	26,948	24,327	56,573	51,583
Net interest (expense) income	(340)	(861)	332	(597)
Income before income taxes	26,608	23,466	56,905	50,986
Income tax expense	8,563	8,005	18,541	17,218
Net income, including redeemable noncontrolling interests	18,045	15,461	38,364	33,768
Income attributable to redeemable noncontrolling interests	(895)	(1,172)	(1,908)	(2,498)
Net income, net of redeemable noncontrolling interests	$17,150	$14,289	$36,456	$31,270

Basic earnings per common share	$0.79	$0.60	$1.66	$1.31
Earnings per common share - assuming dilution	$0.77	$0.59	$1.62	$1.29

Basic weighted average shares outstanding	21,742	23,733	21,998	23,893
Diluted weighted average shares outstanding	22,250	24,112	22,543	24,270

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012

Net income, including redeemable noncontrolling interests	$18,045	$15,461	$38,364	$33,768
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(586)	(445)	(1,721)	(154)
Interest rate swap	190	(9)	73	(137)
Other comprehensive income (loss), before tax	(396)	(454)	(1,648)	(291)
Income tax effect:
Foreign currency translation adjustments	217	-	637	-
Interest rate swap	(71)	3	(27)	51
Income tax effect	146	3	610	51
Other comprehensive income (loss), net of tax	(250)	(451)	(1,038)	(240)
Comprehensive income, including redeemable
noncontrolling interests	17,795	15,010	37,326	33,528
Comprehensive income, redeemable noncontrolling interests	(895)	(1,172)	(1,908)	(2,498)
Comprehensive income, net of redeemable
noncontrolling interests	$16,900	$13,838	$35,418	$31,030

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common			Accumulated
	Stock		Additional	Other			Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 25, 2011	24,019	$367	$262,456	$1,849	$294,801	$(353,826)	$205,647
Comprehensive income:
Net income, net of redeemable
noncontrolling interests (1)	-	-	-	-	31,270	-	31,270
Other comprehensive loss	-	-	-	(240)	-	-	(240)
Comprehensive income							31,030
Exercise of stock options	361	4	10,396	-	-	-	10,400
Tax effect of equity awards	-	-	468	-	-	-	468
Acquisition of Company
common stock	(957)	-	-	-	-	(38,728)	(38,728)
Stock-based compensation expense	-	-	3,218	-	-	-	3,218
Issuance of restricted stock	34	-	(1,541)	-	-	1,541	-
Other	-	-	(134)	-	-	259	125
Balance at June 24, 2012	23,457	$371	$274,863	$1,609	$326,071	$(390,754)	$212,160

Balance at December 30, 2012	22,241	$371	$280,905	$1,824	$356,461	$(458,047)	$181,514
Comprehensive income:
Net income, net of redeemable
noncontrolling interests (1)	-	-	-	-	36,456	-	36,456
Other comprehensive loss	-	-	-	(1,038)	-	-	(1,038)
Comprehensive income							35,418
Exercise of stock options	223	2	3,694	-	-	-	3,696
Tax effect of equity awards	-	-	1,963	-	-	-	1,963
Acquisition of Company
common stock	(978)	-	-	-	-	(58,806)	(58,806)
Stock-based compensation expense	-	-	3,784	-	-	-	3,784
Issuance of restricted stock	68	-	(2,148)	-	-	2,148	-
Other	-	-	16	-	-	172	188
Balance at June 30, 2013	21,554	$373	$288,214	$786	$392,917	$(514,533)	$167,757

(1)	Net income at June 30, 2013 and June 24, 2012 is net of $1,908 and $2,498, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At June 24, 2012, the accumulated other comprehensive income of $1,609 was comprised of unrealized foreign currency translation gains of $1,718, offset by a net unrealized loss on the interest rate swap agreement of $80 and a $29 pension plan liability.

At June 30, 2013, the accumulated other comprehensive income of $786 was comprised of unrealized foreign currency translation gains of $806, offset by a net unrealized loss on the interest rate swap agreement of $20.

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2013	June 24, 2012

Operating activities
Net income, including redeemable noncontrolling interests	$38,364	$33,768
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	780	719
Depreciation and amortization	17,067	16,031
Deferred income taxes	8,256	1,797
Stock-based compensation expense	3,784	3,218
Excess tax benefit on equity awards	(3,803)	(1,471)
Other	694	2,872
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	496	(75)
Inventories	456	533
Prepaid expenses	2,000	(338)
Other current assets	(37)	755
Other assets and liabilities	(1,954)	756
Accounts payable	(3,896)	(587)
Income and other taxes payable	(9,022)	75
Accrued expenses and other current liabilities	(5,870)	3,297
Deferred revenue	(83)	3,812
Net cash provided by operating activities	47,232	65,162

Investing activities
Purchases of property and equipment	(25,493)	(15,046)
Loans issued	(3,103)	(1,206)
Repayments of loans issued	2,908	1,730
Acquisitions, net of cash acquired	-	(5,908)
Proceeds from divestitures of restaurants	-	948
Other	319	(4)
Net cash used in investing activities	(25,369)	(19,486)

Financing activities
Net proceeds (repayments) on line of credit facility	44,983	(1,489)
Excess tax benefit on equity awards	3,803	1,471
Tax payments for restricted stock issuances	(1,841)	(822)
Proceeds from exercise of stock options	3,696	10,400
Acquisition of Company common stock	(58,806)	(38,728)
Contributions from redeemable noncontrolling interest holders	450	-
Distributions to redeemable noncontrolling interest holders	(1,750)	(1,930)
Other	(468)	125
Net cash used in financing activities	(9,933)	(30,973)
Effect of exchange rate changes on cash and cash equivalents	(90)	(20)
Change in cash and cash equivalents	11,840	14,683
Cash and cash equivalents at beginning of period	16,396	18,942
Cash and cash equivalents at end of period	$28,236	$33,625

See accompanying notes.

Papa John's International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2013

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ended December 29, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) for the year ended December 30, 2012.

2.	Significant Accounting Policies

Accumulated Other Comprehensive Income

Effective December 31, 2012, we adopted Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” on a prospective basis. The updated standard requires the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). We are required to disclose the effect of significant items reclassified out of AOCI into our consolidated statements of income either parenthetically in the consolidated statements of income for each caption impacted or in a note to the condensed consolidated financial statements. For the three and six months ended June 30, 2013 and June 24, 2012, we did not have any significant amounts reclassified out of AOCI.

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

Papa John’s has joint ventures in which there are redeemable noncontrolling interests, including the following as of June 30, 2013 and June 24, 2012:

	Number of Restaurants	Restaurant Locations	Papa John's Ownership	Reedeemable Noncontrolling Interest Ownership
June 30, 2013
Star Papa, LP	78	Texas	51%	49%
Colonel's Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	31	Minnesota	80%	20%
PJ Denver, LLC	24	Colorado	60%	40%

June 24, 2012
Star Papa, LP	76	Texas	51%	49%
Colonel's Limited, LLC	52	Maryland and Virginia	70%	30%

The income before income taxes attributable to the joint ventures for the three and six months ended June 30, 2013 and June 24, 2012 was as follows (in thousands):

	Three Months		Six Months
	June 30,	June 24,	June 30,	June 24,
	2013	2012	2013	2012

Papa John's International, Inc.	$1,284	$1,854	$2,792	$3,897
Noncontrolling interests	895	1,172	1,908	2,498
Total income before income taxes	$2,179	$3,026	$4,700	$6,395

The Colonel’s Limited, LLC agreement contains a mandatory redemption clause and, accordingly, the Company has recorded this noncontrolling interest as a liability at its redemption value in other long-term liabilities. The redemption value is adjusted at each reporting date and any change is recorded in net interest expense. The redemption value was $11.2 million as of June 30, 2013 and $11.8 million as of December 30, 2012.

As part of the other joint venture agreements, the noncontrolling interest holders have the option to require the Company to purchase their interests. Since redemption of the noncontrolling interests is outside of the Company’s control, the noncontrolling interests are presented in the caption “Redeemable noncontrolling interests” in the condensed consolidated balance sheets and include the following joint ventures:

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

A reconciliation of the beginning and ending recorded values of the redeemable noncontrolling interests for the six months ended June 30, 2013 is as follows (in thousands):

Balance at December 30, 2012	$6,380
Net income	1,016
Contributions from redeemable noncontrolling interest holders	450
Distributions to redeemable noncontrolling interest holders	(1,000)
Balance at June 30, 2013	$6,846

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of June 30, 2013, we had a net deferred tax liability of approximately $4.2 million.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues on a quarterly basis to adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures.

Fair Value Measurements and Disclosures

The Company is required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity specific measurement. The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash, accounts receivable and accounts payable. The fair value of our notes receivable net of allowances also approximates carrying value. The fair value of the amount outstanding under our revolving credit facility approximates its carrying value due to its variable market-based interest rate. Certain assets and liabilities are measured at fair value on a recurring basis and are required to be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2013 and December 30, 2012 are as follows (in thousands):

	Balance Sheet	Carrying	Fair Value Measurements
	Location	Value	Level 1	Level 2	Level 3

June 30, 2013
Financial assets:
Cash surrender value of
life insurance policies *	Other assets	$15,155	$15,155	$-	$-

Financial liabilities:
Interest rate swap	Other long-term liabilities	31	-	31	-

December 30, 2012
Financial assets:
Cash surrender value of
life insurance policies *	Other assets	$13,551	$13,551	$-	$-

Financial liabilities:
Interest rate swap	Other long-term liabilities	104	-	104	-

* Represents life insurance policies held in our non-qualified deferred compensation plan.

There were no transfers among levels within the fair value hierarchy during the six months ended June 30, 2013.

The fair value of our interest rate swap is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Subsequent Events

Dividend

On August 2, 2013, our Board of Directors approved the initiation of quarterly cash dividends to its shareholders. A quarterly dividend of $0.25 per common share will be paid on September 20, 2013 to shareholders of record as of the close of business on September 6, 2013. Future dividends will be subject to Board declaration.

Interest Rate Swap

On July 30, 2013, we terminated our existing $50 million interest rate swap and entered into a new $75 million interest rate swap through April 30, 2018. See Note 3 for additional information.

There were no other subsequent events that required recognition or disclosure.

3.	Debt

Our debt is comprised entirely of a revolving credit facility. The outstanding balance under this facility was $133.2 million as of June 30, 2013 and $88.3 million as of December 30, 2012.

In September 2010, we entered into a five-year, $175 million unsecured revolving credit facility, which was amended in November 2011 to extend the maturity date to November 30, 2016. On April 30, 2013, we amended and restated our revolving credit facility to increase the amount available for borrowing thereunder to $300 million and extend the maturity date to April 30, 2018. Outstanding balances are charged a percentage margin of 75 basis points to 175 basis points over LIBOR or other bank rates at our option. The remaining availability under the revolving credit facility, reduced for outstanding letters of credit, was approximately $147.2 million as of June 30, 2013.

The revolving credit facility has affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At June 30, 2013, we were in compliance with these covenants.

In August 2011, we entered into an interest rate swap agreement that provided for a fixed rate of 0.53%, as compared to LIBOR, with a notional amount of $50.0 million and a maturity date of August 2013. On December 31, 2012, we amended our interest rate swap agreement to extend the maturity date to December 30, 2015. The amendment resulted in a change to the fixed rate of interest (to 0.56% from 0.53%) but did not impact the notional amount of the interest rate swap agreement. The amendment and restatement of our revolving credit facility on April 30, 2013 did not impact our interest rate swap.

Our swap is a derivative instrument that is designated as a cash flow hedge because the swap provides a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swap is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap are accounted for as adjustments to interest expense. As of June 30, 2013, the swap is a highly effective cash flow hedge with no ineffectiveness for the three- and six-month periods ended June 30, 2013.

The weighted average interest rates for our revolving credit facility, including the impact of the swap agreement, were 1.1% for the three and six months ended June 30, 2013  and 1.3% for the three and six months ended June 24, 2012. Interest paid, including payments made or received under the swap, was $424,000 and $232,000 for the three months ended June 30, 2013 and June 24, 2012, respectively, and $802,000 and $482,000 for the six months ended June 30, 2013 and June 24, 2012, respectively.

On July 30, 2013, we terminated our existing $50 million swap and entered into a new $75 million swap. The new swap has an interest rate of 1.42% and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. The termination of the existing swap will not have a material impact on our third quarter and full year results.

4.	Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share – assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2013	2012	2013	2012

Basic earnings per common share:
Net income, net of redeemable noncontrolling interests	$17,150	$14,289	$36,456	$31,270
Weighted average shares outstanding	21,742	23,733	21,998	23,893
Basic earnings per common share	$0.79	$0.60	$1.66	$1.31

Earnings per common share - assuming dilution:
Net income, net of redeemable noncontrolling interests	$17,150	$14,289	$36,456	$31,270

Weighted average shares outstanding	21,742	23,733	21,998	23,893
Dilutive effect of outstanding equity awards	508	379	545	377
Diluted weighted average shares outstanding	22,250	24,112	22,543	24,270
Earnings per common share - assuming dilution	$0.77	$0.59	$1.62	$1.29

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the quarter are not included in the computation of earnings per common share – assuming dilution because the effect would be antidilutive. The weighted average number of shares subject to antidilutive options was 218,000 and 151,000 for the three and six months ended June 30, 2013, respectively (none for the three and six months ended June 24, 2012).

5.	Litigation

The Company is involved in a number of lawsuits, claims, investigations and proceedings, including those specifically identified below, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with ASC 450 “Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s condensed consolidated financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

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

On February 13, 2013, the parties tentatively agreed to the financial terms of a settlement of the litigation. The court preliminarily approved the terms in June 2013 but final court approval is not expected until later in the year. A reasonable estimate of the total cost of the settlement was provided for at December 30, 2012. Actual costs will be impacted by the claimant participation rate, but we do not expect actual costs to be materially different from our estimates. We expect the majority of the settlement payments to be made in 2013.

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

Our segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012

Revenues from external customers:
Domestic Company-owned restaurants	$155,153	$143,527	$313,051	$287,342
Domestic commissaries	140,003	126,593	283,897	264,203
North America franchising	20,449	19,307	41,728	40,047
International	21,137	17,381	41,063	34,234
All others	12,444	11,771	25,051	24,029
Total revenues from external customers	$349,186	$318,579	$704,790	$649,855

Intersegment revenues:
Domestic commissaries	$46,115	$39,953	$92,912	$81,490
North America franchising	552	561	1,105	1,110
International	73	56	140	110
All others	3,318	2,664	6,486	5,685
Total intersegment revenues	$50,058	$43,234	$100,643	$88,395

Income (loss) before income taxes:
Domestic Company-owned restaurants	$8,175	$9,358	$19,131	$21,679
Domestic commissaries	9,642	7,978	19,805	19,144
North America franchising	17,396	16,619	35,618	34,759
International	866	320	1,207	592
All others	1,153	471	1,812	866
Unallocated corporate expenses	(10,413)	(10,799)	(19,931)	(25,583)
Elimination of intersegment profits	(211)	(481)	(737)	(471)
Total income before income taxes	$26,608	$23,466	$56,905	$50,986

Property and equipment:
Domestic Company-owned restaurants	$188,119
Domestic commissaries	102,498
International	24,546
All others	39,187
Unallocated corporate assets	150,018
Accumulated depreciation and amortization	(302,426)
Net property and equipment	$201,942

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At June 30, 2013, there were 4,252 Papa John’s restaurants (705 Company-owned and 3,547 franchised) operating in all 50 states and 34 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Non-GAAP Measures

In connection with a 2012 multi-year supplier agreement, the Company received a $5.0 million supplier marketing payment in the first quarter of 2012, which the Company then contributed to the Papa John’s Marketing Fund (“PJMF”), an unconsolidated, non-profit corporation, for the benefit of domestic restaurants. The Company’s contribution to PJMF was fully expensed in the first quarter of 2012. The Company is recognizing the supplier marketing payment evenly as income over the five-year term of the agreement ($250,000 per quarter).

PJMF elected to distribute the $5.0 million supplier marketing payment to the domestic system as advertising credits in the first quarter of 2012. Our domestic Company-owned restaurants’ portion of the 2012 advertising credits resulted in an increase in income before income taxes of approximately $1.0 million.

The overall impact of the two transactions described above, which are collectively defined as the “Incentive Contribution,” increased income before income taxes for the three and six months ended June 30, 2013, by $250,000 and $500,000, respectively, increased income before income taxes by $250,000 for the three months ended June 24, 2012, and reduced income before income taxes by $3.5 million for the six months ended June 24, 2012.

The following table reconciles our GAAP financial results to the adjusted financial results, excluding the impact of the Incentive Contribution, for the three and six months ended June 30, 2013 and June 24, 2012:

	Three Months Ended			Six Months Ended
	June 30,	June 24,	Increase	June 30,	June 24,	Increase
(In thousands, except per share amounts)	2013	2012	(Decrease)	2013	2012	(Decrease)

Income before income taxes, as reported	$26,608	$23,466	$3,142	$56,905	$50,986	$5,919
Incentive Contribution	(250)	(250)	-	(500)	3,471	(3,971)
Income before income taxes, excluding Incentive Contribution	$26,358	$23,216	$3,142	$56,405	$54,457	$1,948

Net income, as reported	$17,150	$14,289	$2,861	$36,456	$31,270	$5,186
Incentive Contribution	(164)	(164)	-	(329)	2,275	(2,604)
Net income, excluding Incentive
Contribution	$16,986	$14,125	$2,861	$36,127	$33,545	$2,582

Earnings per diluted share, as reported	$0.77	$0.59	$0.18	$1.62	$1.29	$0.33
Incentive Contribution	(0.01)	-	(0.01)	(0.02)	0.09	(0.11)
Earnings per diluted share, excluding Incentive Contribution	$0.76	$0.59	$0.17	$1.60	$1.38	$0.22

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

Restaurant Progression

	Three Months Ended		Six Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012

North America Company-owned:
Beginning of period	649	597	648	598
Opened	5	-	6	-
Closed	-	(2)	-	(3)
Acquired from franchisees	-	56	-	56
Sold to franchisees	-	(8)	-	(8)
End of period	654	643	654	643
International Company-owned:
Beginning of period	50	29	48	30
Opened	1	4	3	4
Closed	-	-	-	(1)
End of period	51	33	51	33
North America franchised:
Beginning of period	2,572	2,498	2,556	2,463
Opened	32	35	63	82
Closed	(16)	(10)	(31)	(22)
Acquired from Company	-	8	-	8
Sold to Company	-	(56)	-	(56)
End of period	2,588	2,475	2,588	2,475
International franchised:
Beginning of period	926	809	911	792
Opened	43	28	69	51
Closed	(10)	(15)	(21)	(21)
End of period	959	822	959	822
Total restaurants - end of period	4,252	3,973	4,252	3,973

Results of Operations

Summary of Operating Results - Segment Review

Discussion of Revenues

Consolidated revenues were $349.2 million for the three months ended June 30, 2013, an increase of $30.6 million, or 9.6%, over the corresponding 2012 period. For the six months ended June 30, 2013, total revenues were $704.8 million, an increase of $54.9 million, or 8.5%, over the corresponding 2012 period. The increases in revenues for the three and six months ended June 30, 2013, were primarily due to the following:

●
Domestic Company-owned restaurant sales increased $11.6 million, or 8.1%, and $25.7 million, or 8.9%, for the three and six months ended June 30, 2013, respectively, primarily due to increases in comparable sales of 6.0% and 4.9% and the net acquisition of 50 restaurants in the Denver and Minneapolis markets from a franchisee in the second quarter of 2012. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

●
North America franchise royalty revenue increased approximately $1.1 million, or 5.9%, and $1.3 million, or 3.4%, for the three and six months ended June 30, 2013, respectively, primarily due to increases in comparable sales of 2.6% and 1.7% and increases in net franchise units over the prior year. These increases were partially offset by reduced royalties attributable to the Company’s net acquisition of the 50 restaurants noted above.

●
Domestic commissary sales increased $13.4 million, or 10.6%, and $19.7 million, or 7.5%, for the three and six months ended June 30, 2013, respectively, primarily due to increases in sales volumes as well as increases in the prices of commodities.

●
International revenues increased $3.8 million, or 21.6%, and increased $6.8 million, or 19.9%, for the three and six months ended June 30, 2013, respectively, primarily due to increases in the number of restaurants and increases in comparable sales of 6.8% and 7.5%, calculated on a constant dollar basis.

Discussion of Operating Results

Second quarter 2013 income before income taxes was $26.6 million compared to $23.5 million in the prior year, or a 13.4% increase. Income before income taxes was $56.9 million for the six months ended June 30, 2013, compared to $51.0 million for the prior year, or an 11.6% increase. The Incentive Contribution (see ”Non-GAAP Measures” above) increased income before income taxes by $250,000 and $500,000 for the three and six months ended June 30, 2013 and increased income before income taxes by $250,000 for the three-month period in 2012 and reduced income before income taxes by $3.5 million for the six-month period in 2012. Excluding the net impact of the Incentive Contribution, income before income taxes was $26.4 million for the second quarter of 2013, an increase of $3.1 million or 13.5%, from $23.2 million in the same period in the prior year and was $56.4 million for the six-month period in 2013, an increase of $1.9 million or 3.6%, from $54.5 million in the same period in the prior year. Income before income taxes is summarized in the following table on a reporting segment basis (in thousands):

	Three Months Ended			Six Months Ended
	June 30,	June 24,	Increase	June 30,	June 24,	Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Domestic Company-owned restaurants (a)	$8,175	$9,358	$(1,183)	$19,131	$21,679	$(2,548)
Domestic commissaries	9,642	7,978	1,664	19,805	19,144	661
North America franchising	17,396	16,619	777	35,618	34,759	859
International	866	320	546	1,207	592	615
All others	1,153	471	682	1,812	866	946
Unallocated corporate expenses (b)	(10,413)	(10,799)	386	(19,931)	(25,583)	5,652
Elimination of intersegment profit	(211)	(481)	270	(737)	(471)	(266)
Total income before income taxes	$26,608	$23,466	$3,142	$56,905	$50,986	$5,919

(a)	Includes the benefit of a $1.0 million advertising credit from PJMF related to the Incentive Contribution for the six months ended June 24, 2012.

(b)
Includes the impact of the Incentive Contribution in 2013 ($250,000 increase for the three-month period and a $500,000 increase for the six-month period) and 2012 ($250,000 increase for the three-month period and a $4.5 million reduction for the six-month period).

Income before income taxes increased $3.1 million and $5.9 million for the three and six months ended June 30, 2013, respectively ($3.1 million and $1.9 million, respectively, excluding the net impact of the Incentive Contribution). The changes in income before income taxes were due to the following:

●
Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes decreased $1.2 million and $1.5 million for the three and six months ended June 30, 2013, respectively, excluding the $1.0 million advertising credit from PJMF in 2012. These decreases were primarily due to higher commodity costs, somewhat offset by incremental profits associated with higher comparable sales of 6.0% and 4.9%. Additionally, the six-month period of 2012 benefited from significant supplier incentives.

●
Domestic Commissary Segment. Domestic commissaries’ income before income taxes increased approximately $1.7 million and $700,000 for the three and six months ended June 30, 2013, respectively. The increase of approximately $1.7 million for the three-month period was primarily due to higher volumes and a higher gross margin. The increase of approximately $700,000 for the six-month period was due to higher volumes, partially offset by the higher than usual margin in the first quarter of 2012. We manage commissary results on a full year basis and anticipate the 2013 full year margin will approximate 2012.

●
North America Franchising Segment. North America Franchising income before income taxes increased approximately $800,000 and $900,000 for the three and six months ended June 30, 2013, respectively. The increases were due to the previously mentioned royalty revenue increases, partially offset by an increase in development incentive costs and reduced royalties attributable to the Company’s acquisition of the Denver and Minneapolis restaurants.

●
International Segment. Income before income taxes increased approximately $500,000 and $600,000 for the three and six months ended June 30, 2013, respectively. The increases were primarily due to higher royalties attributable to the 6.8% and 7.5% comparable sales increases and net unit growth and improvements in our United Kingdom results. The improvement for the six-month period was partially offset by higher expenses in China associated with new Company-owned restaurants.

●
All Others Segment. The “All Others” reporting segment income before income taxes increased approximately $700,000 and $900,000 for the three- and six-month periods, respectively, as compared to the corresponding 2012 periods. These increases were primarily due to an improvement in our online operating results due to higher online sales volumes.

●
Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $386,000 and $5.7 million for the three and six months ended June 30, 2013, respectively, compared to the corresponding 2012 periods. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,	June 24,	Increase	June 30,	June 24,	Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

General and administrative	$8,358	$8,039	$319	$17,045	$16,700	$345
Supplier marketing (income)
expense (a)	(250)	(250)	-	(500)	4,500	(5,000)
Net interest expense (income) (b)	376	891	(515)	(283)	631	(914)
Depreciation	1,638	1,819	(181)	3,391	3,553	(162)
Other expense	291	300	(9)	278	199	79
Total unallocated corporate
expenses	$10,413	$10,799	$(386)	$19,931	$25,583	$(5,652)

(a)	See “Non-GAAP Measures” above for further information about the Incentive Contribution.
(b)
The decrease in net interest was primarily due to a decrease in the change in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture, partially offset by a higher average outstanding debt balance.

Diluted earnings per share were $0.77 and $0.59 for the three months ended June 30, 2013 and June 24, 2012, respectively ($0.76 and $0.59 for the three-month periods, excluding the impact of the Incentive Contribution, or an increase of $0.17 or 28.8%). For the six months ended June 30, 2013 and June 24, 2012, diluted earnings per share were $1.62 and $1.29, respectively ($1.60 and $1.38 per share for the six-month periods, excluding the impact of the Incentive Contribution, or an increase of $0.22 or 15.9%). Diluted weighted average shares outstanding decreased 7.7% and 7.1% for the three and six months ended June 30, 2013, respectively, from the prior year comparable periods. Diluted earnings per share increased $0.06 and $0.12 for the three- and six-month periods, respectively, due to the reduction in shares outstanding.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $155.2 million for the three months ended June 30, 2013, compared to $143.5 million for the same period in 2012, and $313.1 million for the six months ended June 30, 2013, compared to $287.3 million for the same period in 2012.  The increases of $11.6 million and $25.7 million were primarily due to the previously mentioned increases of 6.0% and 4.9% in comparable sales during the three and six months ended June 30, 2013, respectively. The net acquisition of 50 restaurants in the Denver and Minneapolis markets from a franchisee in the second quarter of 2012 also increased sales for both the three- and six-month periods.

North America franchise sales, which are not included in the Company’s revenues, were $466.2 million for the three months ended June 30, 2013, compared to $447.9 million for the same period in 2012, and $946.3 million for the six months ended June 30, 2013, compared to $917.8 million for the same period in 2012.  Domestic franchise comparable sales increased 2.6% for the second quarter and increased 1.7% for the six months ended June 30, 2013, and equivalent units increased 3.7% and 3.2%, respectively, for the comparable periods.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. North America franchise royalties were $20.2 million and $41.0 million for the three and six months ended June 30, 2013, respectively, representing increases of 5.9% and 3.4% from the comparable periods in the prior year. The increases in royalties were primarily due to the previously noted increases in franchise sales.

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

	Three Months Ended
	June 30, 2013		June 24, 2012
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	654	2,588	643	2,475
Equivalent units	648	2,493	626	2,405
Comparable sales base units	633	2,266	614	2,179
Comparable sales base percentage	97.7%	90.9%	98.1%	90.6%
Average weekly sales - comparable units	$18,604	$14,885	$17,746	$14,758
Average weekly sales - total non-comparable units (a)	$10,880	$9,381	$12,421	$10,159
Average weekly sales - all units	$18,430	$14,383	$17,650	$14,326

(a)	Includes 175 traditional and 169 nontraditional units as of June 30, 2013 and 188 traditional and 140 nontraditional units as of June 24, 2012.

	Six Months Ended
	June 30, 2013		June 24, 2012
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	654	2,588	643	2,475
Equivalent units	646	2,486	609	2,409
Comparable sales base units	633	2,253	598	2,186
Comparable sales base percentage	98.0%	90.6%	98.2%	90.7%
Average weekly sales - comparable units	$18,794	$15,136	$18,267	$15,082
Average weekly sales - total non-comparable units	$11,495	$9,870	$12,060	$10,470
Average weekly sales - all units	$18,652	$14,643	$18,161	$14,655

Domestic commissary sales increased 10.6% to $140.0 million for the three months ended June 30, 2013, from $126.6 million in the comparable 2012 period and increased 7.5% to $283.9 million for the six months ended June 30, 2013, from $264.2 million in the comparable 2012 period. The increases were primarily due to increases in the volume of sales as well as increases in the prices of commodities.

Other sales increased approximately $700,000, or 5.7%, and $1.0 million, or 4.3%, for the three and six months ended June 30, 2013, respectively, primarily due to increased online revenue from higher online sales.

International franchise sales were $110.8 million for the three months ended June 30, 2013, compared to $92.8 million for the same period in 2012, and $218.4 million for the six months ended June 30, 2013, compared to $182.6 million for the same period in 2012.  International franchise sales are not included in Company revenues; however, our international royalty revenue is derived from these sales. Total international revenues increased 21.6% to $21.1 million for the three months ended June 30, 2013, from $17.4 million in the prior comparable period, and increased 19.9% to $41.1 million for the six months ended June 30, 2013, from $34.2 million in the prior comparable period. The increases are due to an increase in the number of restaurants in addition to increases of 6.8% and 7.5% in comparable sales, calculated on a constant dollar basis, for the three- and six-month periods, respectively.

Costs and expenses.  The restaurant operating margin for domestic Company-owned units was 18.8% for the three months ended June 30, 2013, compared to 19.6% for the same period in 2012, and 19.3% for the six months ended June 30, 2013, compared to 20.7% (20.4% excluding the $1.0 million advertising credit from PJMF) for the same period in 2012. The restaurant operating margin decreases of 0.8% and 1.4% for the three and six months ended June 30, 2013, respectively, consisted of the following differences:

●
Cost of sales was 1.5% and 1.2% higher for the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to higher commodity costs. The six-month period benefited from various supplier incentives in 2012.

●
Salaries and benefits were 0.7% and 0.1% lower as a percentage of sales for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The decreases were primarily due to lower bonuses paid to general managers, partially offset by higher labor costs associated with the newly acquired Denver and Minneapolis markets.

●
Advertising and related costs as a percentage of sales were 0.2% and 0.4% higher for the three and six months ended June 30, 2013. The six-month period of 2012 included a $1.0 million advertising credit received from PJMF. The higher costs, excluding the advertising credit from PJMF, were due to increased local advertising, including additional costs for newly acquired markets.

●
Occupancy costs and other operating costs, on a combined basis, were relatively consistent (20.3% and 20.5% for the three months ended June 30, 2013 and June 24, 2012, respectively, and 20.0% and 20.1% for the six months ended June 30, 2013 and June 24, 2012).

Domestic commissary and other margin was 8.1% for both the three months ended June 30, 2013 and June 24, 2012, and 8.1% for the six months ended June 30, 2013, compared to 8.7% for the corresponding period in 2012. The commissary margin decrease from 2012 for the six-month period was primarily driven by higher than usual margins in the prior year.

Changes in operating costs for the three- and six-month periods were as follows:

●	Cost of sales was 0.7% and 0.3% lower as a percentage of revenues for the three and six months ended June 30, 2013, respectively, due to higher pricing.
●
Salaries and benefits were 0.1% and 0.3% higher as a percentage of revenues for the three- and six-month periods, respectively. The increases were primarily due to additional commissary staffing to support higher volumes.

●
Other operating expenses as a percentage of sales were 0.6% higher as a percentage of revenues for both the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to higher distribution costs.

International operating expenses were 82.5% of international restaurant and commissary sales for the three months ended June 30, 2013, compared to 86.6% for the same period in 2012, and 83.8% of international restaurant and commissary sales for the six months ended June 30, 2013, compared to 85.3% for the same period in 2012. The improvement for the three and six months ended June 30, 2013 was primarily due to improved operating results in the United Kingdom.

General and administrative costs were $33.1 million, or 9.5%, of revenues for the three months ended June 30, 2013, compared to $31.5 million, or 9.9%, of revenues for the same period in 2012, and $66.3 million, or 9.4%, of revenues for the six months ended June 30, 2013, compared to $63.1 million, or 9.7%, of revenues for the same period in 2012. The decreases as a percentage of sales were primarily the result of leverage from higher sales.

Other general expenses reflected net expense of $1.6 million for the three months ended June 30, 2013, compared to $1.1 million for the comparable period in 2012, and $2.8 million, for the six months ended June 30, 2013 compared to $6.8 million for the comparable period in 2012, as detailed below (in thousands):

	Three Months Ended			Six Months Ended
	June 30,	June 24,	Increase	June 30,	June 24,	Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Supplier marketing (income) expense (a)	$(250)	$(250)	$-	$(500)	$4,500	$(5,000)
Disposition and valuation-related losses	367	151	216	378	116	262
Franchise and development incentives (b)	1,050	769	281	2,111	1,501	610
Other	430	465	(35)	793	692	101
Total other general expenses	$1,597	$1,135	$462	$2,782	$6,809	$(4,027)

(a)  See the discussion of the Incentive Contribution included in “Non-GAAP Measures” above for further information.

(b)  Includes incentives provided to domestic franchisees for opening restaurants.

Depreciation and amortization was $8.5 million (2.4% of revenues) for the three months ended June 30, 2013, compared to $8.1 million (2.5% of revenues) for the same 2012 period, and $17.1 million (2.4% of revenues) for the six months ended June 30, 2013, compared to $16.0 million (2.5% of revenues) for the 2012 period.

Net interest (expense) income. Net interest (expense) income consisted of the following for the three and six months ended June 30, 2013 and June 24, 2012 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,	June 24,	(Increase)	June 30,	June 24,	(Increase)
	2013	2012	Decrease	2013	2012	Decrease

Interest expense - line of credit (a)	$(457)	$(282)	$(175)	$(779)	$(570)	$(209)
Investment income	153	195	(42)	338	365	(27)
Change in redemption value of mandatorily redeemable
noncontrolling interest in a joint venture	(36)	(774)	738	773	(392)	1,165
Net interest (expense) income	$(340)	$(861)	$521	$332	$(597)	$929

(a)	The increase in interest expense for both the three and six months ended June 30, 2013, was primarily due to a higher average outstanding debt balance.

Income tax expense. Our effective income tax rates were 32.2% and 32.6% for the three and six months ended June 30, 2013, representing decreases of 1.9% and 1.2% from the prior year rates. The lower effective rates were primarily due to the settlement or resolution of specific state issues in 2013. Additionally, the rate for the six months ended June 30, 2013 reflected the reinstatement of certain 2012 tax credits under the American Taxpayer Relief Act of 2012.

Liquidity and Capital Resources

Our debt at June 30, 2013 was comprised of a $133.2 million outstanding principal balance on our $300 million unsecured revolving credit facility with a maturity date of April 30, 2018. Outstanding balances are charged a percentage margin of 75 basis points to 175 basis points over the London Interbank Offered Rate (“LIBOR”) or other bank rates at our option. The commitment fee on the unused balance ranges from 15 to 25 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the revolving credit facility. The remaining availability under the revolving credit facility, reduced for outstanding letters of credit, was approximately $147.2 million as of June 30, 2013.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our revolving credit facility. At June 30, 2013, we had a swap with a fixed rate of 0.56%, as compared to LIBOR, with a notional amount of $50.0 million. On July 30, 2013, we terminated our existing $50 million swap and entered into a new $75 million swap. The new swap has an interest rate of 1.42% and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. The termination of the existing swap will not have a material impact on our third quarter and full year results. See the notes to condensed consolidated financial statements for additional information.

Our revolving credit facility contains affirmative and negative covenants, including the following financial covenants, as defined:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	June 30, 2013

Leverage Ratio	Not to exceed 3.0 to 1.0	1.1 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	5.3 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants at June 30, 2013.

Cash flow provided by operating activities was $47.2 million for the six months ended June 30, 2013, compared to $65.2 million for the same period in 2012. The decrease of approximately $17.9 million was primarily due to unfavorable changes in working capital, including the timing of income tax and other payments, partially offset by an increase in net income.

Our free cash flow, a non-GAAP financial measure, for the six months ended June 30, 2013 and June 24, 2012 was as follows (in thousands):

	Six Months Ended
	June 30,	June 24,
	2013	2012

Net cash provided by operating activities	$47,232	$65,162
Purchases of property and equipment	(25,493)	(15,046)
Free cash flow (a)	$21,739	$50,116

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

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants and commissaries and the enhancement of corporate systems and facilities, including technological enhancements. We also require capital for share repurchases and the payment of cash dividends.

Capital expenditures were $25.5 million for the six months ended June 30, 2013, compared to $15.1 million for the six months ended June 24, 2012. The increased purchases of property and equipment primarily relate to expenditures on equipment for New Jersey dough production as well as technology investments.

Additionally, we had common stock repurchases of $58.8 million (978,000 shares at an average price of $60.08 per share) which were funded by cash flow from operations as well as borrowings on our revolving credit facility. Subsequent to June 30, 2013, through August 2, 2013, we repurchased an additional 23,000 shares with an aggregate cost of $1.5 million and an average cost of $65.41 per share. As of August 2, 2013, $80.1 million remained available for repurchase of common stock under our Board of Directors’ authorization. This includes an additional $25.0 million authorized by the Board of Directors on August 2, 2013.

On August 2, 2013, our Board of Directors approved the initiation of quarterly cash dividends to its shareholders. A quarterly dividend of $0.25 per common share (approximately $5.5 million based on current shareholders of record) will be paid on September 20, 2013 to shareholders of record as of the close of business on September 6, 2013. This is the first cash dividend paid to shareholders in the Company’s history. While future dividends will be subject to Board declaration, the Company is initially targeting a dividend payout of $0.25 per quarter. The declaration and payment of any future dividends will be at the discretion of the Board of Directors, subject to the Company's financial results, cash requirements, and other factors deemed relevant by the Board of Directors. The initiation of this new quarterly dividend is not a guarantee that a dividend will be declared or paid in any particular period in the future.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, contingent liabilities, resolution of litigation, commodity costs, profit margins, unit growth, capital expenditures, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

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

●	increases in or sustained high costs of food ingredients and other commodities;
●	disruption of our supply chain or our commissary operations due to sole or limited source of suppliers or weather, drought, disease or other disruption beyond our control;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at June 30, 2013 was comprised of a $133.2 million outstanding principal balance on our $300 million unsecured revolving credit facility with a maturity date of April 30, 2018. The interest rate on the revolving credit facility was variable and based on the London Interbank Offered Rate (“LIBOR”) plus a 75 to 175 basis point spread, tiered based upon debt and cash flow levels, or other bank rates at our option.

At June 30, 2013, we had an interest rate swap agreement that provided for a fixed rate of 0.56%, as compared to LIBOR, with a notional amount of $50.0 million and a maturity date of December 30, 2015. On July 30, 2013, we terminated our existing $50 million swap and entered into a new $75 million swap. The new swap has an interest rate of 1.42% and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. The termination of the existing swap will not have a material impact on our third quarter and full year results.

The effective interest rate on the revolving credit facility, including the impact of the interest rate swap agreement, was 1.1% as of June 30, 2013. An increase in the present market interest rate of 100 basis points on the revolving credit facility balance outstanding as of June 30, 2013 would increase interest expense by $582,000.

We do not enter into financial instruments to manage foreign currency exchange rates since only 5.8% of our total revenues are derived from sales to customers and royalties outside the United States.

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

The following table presents the actual average block price for cheese by quarter through the second quarter of 2013 and the projected average block price for cheese by quarter through 2014 (based on the July 30, 2013 Chicago Mercantile Exchange cheese futures market prices).

	2014		2013		2012
	Projected		Projected		Actual
	Block Price		Block Price		Block Price

Quarter 1	$1.652	*	$1.662		$1.522
Quarter 2	1.695	*	1.784		1.539
Quarter 3	1.790	*	1.759	*	1.750
Quarter 4	1.796	*	1.761	*	1.939
Full Year	$1.733	*	$1.742	*	$1.692

* Amounts are estimates based on futures prices.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

During the most recently completed fiscal quarter, there was no change made in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in “Note 5” of “Notes to Condensed Consolidated Financial Statements” is incorporated by reference into this Item 1. We are party to various legal proceedings arising in the ordinary course of business, but except as set forth herein, are not currently a party to any legal proceedings that management believes could have a material adverse effect on the Company.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $1.1 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on March 30, 2014. Through June 30, 2013, a total of 50.7 million shares with an aggregate cost of $1.0 billion and an average price of $20.07 per share have been repurchased under this program. Subsequent to June 30, 2013, through August 2, 2013, we acquired an additional 23,000 shares at an aggregate cost of $1.5 million. As of August 2, 2013, approximately $80.1 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended June 30, 2013 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

04/01/2013 - 04/28/2013	271	$61.05	50,569	$91,777
04/29/2013 - 05/26/2013	53	$62.40	50,622	$88,477
05/27/2013 - 06/30/2013	105	$64.85	50,727	$81,638

Our share repurchase authorization increased by $25.0 million on August 2, 2013. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to April 1, 2013.

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During the second quarter of 2013, shares of the Company’s common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to shareholder approved plans, and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations. The Company acquired approximately 16,000 shares during fiscal period April 2013.

Item 6.  Exhibits

Exhibit
Number	Description

10.1
Transition Agreement and Release between Papa John’s International, Inc. and Andrew M. Varga dated April 19, 2013.  Exhibit 10.1 to our Report on Form 8-K/A as filed on April 23, 2013 is incorporated herein by reference.

10.2
$300,000,000 Revolving Credit Facility / First Amended and Restated Credit Agreement dated April 30, 2013 by and among Papa John’s International, Inc., the Guarantors Party thereto, RSC Insurance Services, Ltd., a Bermuda company, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Co-Syndication Agent, U.S. Bank National Association, as Co-Syndication Agent, Bank of America, N.A., as Documentation Agent, PNC Capital Markets LLC, as Joint Lead Arranger and as Joint Bookrunner, and J.P. Morgan Securities LLC, as Joint Lead Arranger and as Joint Bookrunner. Exhibit 10.1 to our Report on Form 8-K as filed on May 6, 2013 is incorporated herein by reference.

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

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 6, 2013	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer