Form 10-Q
period 2013-09-29
PAPA JOHNS INTERNATIONAL INC
filed 2013-11-05
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2013

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

At October 28, 2013, there were outstanding 21,544,498 shares of the registrant’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	September 29, 2013	December 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,689	$16,396
Accounts receivable, net	47,642	44,647
Notes receivable	5,506	4,577
Inventories	22,918	22,178
Deferred income taxes	9,263	10,279
Prepaid expenses	12,373	12,782
Other current assets	7,896	7,767
Total current assets	119,287	118,626
Property and equipment, net	207,415	196,661
Notes receivable, less current portion, net	12,305	12,536
Goodwill	79,024	78,958
Other assets	33,408	31,627
Total assets	$451,439	$438,408

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,081	$32,624
Income and other taxes payable	5,918	10,429
Accrued expenses and other current liabilities	55,192	60,528
Total current liabilities	95,191	103,581
Deferred revenue	6,215	7,329
Long-term debt	120,000	88,258
Deferred income taxes	12,471	10,672
Other long-term liabilities	41,118	40,674
Total liabilities	274,995	250,514

Redeemable noncontrolling interests	6,948	6,380

Stockholders’ equity:
Preferred stock	—	—
Common stock	373	371
Additional paid-in capital	290,888	280,905
Accumulated other comprehensive income	1,700	1,824
Retained earnings	401,352	356,461
Treasury stock	(524,817)	(458,047)
Total stockholders’ equity	169,496	181,514
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$451,439	$438,408

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 29, 2013	Sept. 23, 2012	Sept. 29, 2013	Sept. 23, 2012

North America revenues:
Domestic Company-owned restaurant sales	$152,662	$143,299	$465,713	$430,641
Franchise royalties	19,419	18,777	60,382	58,396
Franchise and development fees	263	160	1,028	588
Domestic commissary sales	138,044	132,666	421,941	396,869
Other sales	13,566	12,581	38,617	36,610
International revenues:
Royalties and franchise and development fees	5,454	4,582	15,912	13,769
Restaurant and commissary sales	16,934	13,449	47,539	38,496
Total revenues	346,342	325,514	1,051,132	975,369
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	38,233	34,054	113,131	99,391
Salaries and benefits	41,701	39,587	127,026	118,239
Advertising and related costs	14,424	13,920	43,894	39,897
Occupancy costs	9,583	9,185	27,233	25,702
Other operating expenses	23,061	21,490	68,237	62,738
Total domestic Company-owned restaurant expenses	127,002	118,236	379,521	345,967
Domestic commissary and other expenses:
Cost of sales	115,563	111,114	347,386	328,364
Salaries and benefits	10,347	9,654	30,678	27,875
Other operating expenses	15,965	14,082	47,740	41,886
Total domestic commissary and other expenses	141,875	134,850	425,804	398,125
International restaurant and commissary expenses	14,372	11,394	40,008	32,761
General and administrative expenses	31,780	30,426	98,064	93,485
Other general expenses	1,260	1,211	4,042	8,020
Depreciation and amortization	8,605	8,192	25,672	24,223
Total costs and expenses	324,894	304,309	973,111	902,581
Operating income	21,448	21,205	78,021	72,788
Net interest (expense) income	(185)	(342)	147	(939)
Income before income taxes	21,263	20,863	78,168	71,849
Income tax expense	6,385	7,038	24,926	24,256
Net income, including redeemable noncontrolling interests	14,878	13,825	53,242	47,593
Income attributable to redeemable noncontrolling interests	(602)	(794)	(2,510)	(3,292)
Net income, net of redeemable noncontrolling interests	$14,276	$13,031	$50,732	$44,301

Basic earnings per common share	$0.66	$0.56	$2.32	$1.87
Earnings per common share - assuming dilution	$0.65	$0.55	$2.27	$1.84

Basic weighted average shares outstanding	21,591	23,268	21,855	23,685
Diluted weighted average shares outstanding	22,084	23,721	22,381	24,107

Dividends declared per common share	$0.25	$—	$0.25	$—

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 29, 2013	Sept. 23, 2012	Sept. 29, 2013	Sept. 23, 2012

Net income, including redeemable noncontrolling interests	$14,878	$13,825	$53,242	$47,593
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,980	1,256	259	1,102
Interest rate swap (1)	(529)	(15)	(456)	(151)
Other comprehensive income (loss), before tax	1,451	1,241	(197)	951
Income tax effect:
Foreign currency translation adjustments	(733)	—	(96)	—
Interest rate swap (2)	196	6	169	56
Income tax effect	(537)	6	73	56
Other comprehensive income (loss), net of tax	914	1,247	(124)	1,007
Comprehensive income, including redeemable noncontrolling interests	15,792	15,072	53,118	48,600
Comprehensive income, redeemable noncontrolling interests	(602)	(794)	(2,510)	(3,292)
Comprehensive income, net of redeemable noncontrolling interests	$15,190	$14,278	$50,608	$45,308

(1)         Amounts reclassified out of accumulated other comprehensive income (“AOCI”) into net interest (expense) income included $165 and $254 for the three and nine months ended September 29, 2013, respectively, and $37 and $107 for the three and nine months ended September 23, 2012, respectively.

(2)         The income tax effects of amounts reclassified out of AOCI into net interest (expense) income were $61 and $94 for the three and nine months ended September 29, 2013, respectively, and $14 and $39 for the three and nine months ended September 23, 2012, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common			Accumulated
	Stock		Additional	Other			Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 25, 2011	24,019	$367	$262,456	$1,849	$294,801	$(353,826)	$205,647
Comprehensive income:
Net income, net of redeemable noncontrolling interests (1)	—	—	—	—	44,301	—	44,301
Other comprehensive income	—	—	—	1,007	—	—	1,007
Comprehensive income							45,308
Exercise of stock options	399	4	11,395	—	—	—	11,399
Tax effect of equity awards	—	—	695	—	—	—	695
Acquisition of Company common stock	(1,472)	—	—	—	—	(64,146)	(64,146)
Stock-based compensation expense	—	—	4,932	—	—	—	4,932
Issuance of restricted stock	65	—	(1,568)	—	—	1,568	—
Other	—	—	(99)	—	—	271	172
Balance at September 23, 2012	23,011	$371	$277,811	$2,856	$339,102	$(416,133)	$204,007

Balance at December 30, 2012	22,241	$371	$280,905	$1,824	$356,461	$(458,047)	$181,514
Comprehensive income:
Net income, net of redeemable noncontrolling interests (1)	—	—	—	—	50,732	—	50,732
Other comprehensive loss	—	—	—	(124)	—	—	(124)
Comprehensive income							50,608
Cash dividends paid on common stock	—	—	21	—	(5,391)	—	(5,370)
Exercise of stock options	245	2	4,191	—	—	—	4,193
Tax effect of equity awards	—	—	2,246	—	—	—	2,246
Acquisition of Company common stock	(1,128)	—	—	—	—	(69,137)	(69,137)
Stock-based compensation expense	—	—	5,642	—	—	—	5,642
Issuance of restricted stock	69	—	(2,165)	—	—	2,165	—
Change in redemption value of redeemable noncontrolling interests	—	—	—	—	(450)	—	(450)
Other	—	—	48	—	—	202	250
Balance at September 29, 2013	21,427	$373	$290,888	$1,700	$401,352	$(524,817)	$169,496

(1)         Net income at September 29, 2013 and September 23, 2012 is net of $2,510 and $3,292, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At September 23, 2012, the accumulated other comprehensive income of $2,856 was comprised of unrealized foreign currency translation gains of $2,974, offset by a net unrealized loss on the interest rate swap agreement of $89 and a $29 pension plan liability.

At September 29, 2013, the accumulated other comprehensive income of $1,700 was comprised of unrealized foreign currency translation gains of $2,053, offset by a net unrealized loss on the interest rate swap agreement of $353.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 29, 2013	Sept. 23, 2012

Operating activities
Net income, including redeemable noncontrolling interests	$53,242	$47,593
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	1,130	1,250
Depreciation and amortization	25,672	24,223
Deferred income taxes	6,994	424
Stock-based compensation expense	5,642	4,932
Excess tax benefit on equity awards	(4,108)	(1,717)
Other	1,260	4,375
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,666)	(6,018)
Inventories	(740)	(1,188)
Prepaid expenses	410	2,766
Other current assets	(129)	372
Other assets and liabilities	(3,254)	(840)
Accounts payable	1,457	1,106
Income and other taxes payable	(4,511)	6,248
Accrued expenses and other current liabilities	(3,217)	7,258
Deferred revenue	(349)	3,989
Net cash provided by operating activities	74,833	94,773

Investing activities
Purchases of property and equipment	(38,537)	(26,425)
Loans issued	(3,830)	(3,951)
Repayments of loans issued	3,687	2,620
Acquisitions, net of cash acquired	—	(6,175)
Proceeds from divestitures of restaurants	—	1,068
Other	324	4
Net cash used in investing activities	(38,356)	(32,859)

Financing activities
Net proceeds (repayments) on line of credit facility	31,742	(1,489)
Cash dividends paid on common stock	(5,414)	—
Excess tax benefit on equity awards	4,108	1,717
Tax payments for restricted stock issuances	(1,862)	(846)
Proceeds from exercise of stock options	4,193	11,399
Acquisition of Company common stock	(69,137)	(64,146)
Contributions from redeemable noncontrolling interest holders	850	—
Distributions to redeemable noncontrolling interest holders	(3,200)	(2,431)
Other	(501)	174
Net cash used in financing activities	(39,221)	(55,622)
Effect of exchange rate changes on cash and cash equivalents	37	119
Change in cash and cash equivalents	(2,707)	6,411
Cash and cash equivalents at beginning of period	16,396	18,942
Cash and cash equivalents at end of period	$13,689	$25,353

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 29, 2013

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ended December 29, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) for the year ended December 30, 2012.

2.              Significant Accounting Policies

Accumulated Other Comprehensive Income

Effective December 31, 2012, we adopted Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” on a prospective basis. The updated standard requires the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). We are required to disclose the effect of significant items reclassified out of AOCI into our consolidated statements of income either parenthetically in the consolidated statements of income for each caption impacted or in a note to the condensed consolidated financial statements. We reclassified $165,000 and $254,000 from AOCI to net interest (expense) income during the three and nine months ended September 29, 2013 and reclassified $37,000 and $107,000 for the three and nine months ended September 23, 2012.

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

Papa John’s has joint ventures in which there are redeemable noncontrolling interests, including the following as of September 29, 2013 and September 23, 2012:

	Number of Restaurants	Restaurant Locations	Papa John’s Ownership	Reedeemable Noncontrolling Interest Ownership
September 29, 2013
Star Papa, LP	78	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	31	Minnesota	80%	20%
PJ Denver, LLC	25	Colorado	60%	40%

September 23, 2012
Star Papa, LP	76	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	29	Minnesota	80%	20%

The income before income taxes attributable to the joint ventures for the three and nine months ended September 29, 2013 and September 23, 2012 was as follows (in thousands):

	Three Months		Nine Months
	Sept. 29,	Sept. 23,	Sept. 29,	Sept. 23,
	2013	2012	2013	2012

Papa John’s International, Inc.	$805	$1,259	$3,597	$5,157
Noncontrolling interests	602	794	2,510	3,292
Total income before income taxes	$1,407	$2,053	$6,107	$8,449

The Colonel’s Limited, LLC agreement contains a mandatory redemption clause and, accordingly, the Company has recorded this noncontrolling interest as a liability at its redemption value in other long-term liabilities. The redemption value is adjusted at each reporting date and any change is recorded in net interest (expense) income. The redemption value was $10.7 million as of September 29, 2013 and $11.8 million as of December 30, 2012.

As part of the other joint venture agreements, the noncontrolling interest holders have the option to require the Company to purchase their interests. Since redemption of the noncontrolling interests is outside of the Company’s control, the noncontrolling interests are presented in the caption “Redeemable noncontrolling interests” in the condensed consolidated balance sheets and include the following joint ventures:

•                  The Star Papa, LP agreement contains a redemption feature that is not currently redeemable, but it is probable to become redeemable in the future. Due to specific valuation provisions contained in the agreement, this noncontrolling interest has been recorded at its carrying value.

•                  The PJ Minnesota, LLC and PJ Denver, LLC agreements contain redemption features that are currently redeemable and, therefore, these noncontrolling interests have been recorded at their current redemption values. The change in redemption value is recorded as an adjustment to “Redeemable noncontrolling interests” and “Retained earnings” in the Condensed Consolidated Balance Sheets.

A reconciliation of the beginning and ending recorded values of the redeemable noncontrolling interests for the nine months ended September 29, 2013 is as follows (in thousands):

Balance at December 30, 2012	$6,380
Net income	1,268
Contributions from redeemable noncontrolling interest holders	850
Distributions to redeemable noncontrolling interest holders	(2,000)
Change in redemption value	450
Balance at September 29, 2013	$6,948

Deferred Income Tax Accounts and Tax Reserves

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. We use an estimated annual effective rate based on expected annual income before income taxes to determine our quarterly provision for income taxes. Discrete items are recorded in the quarter in which they occur.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of September 29, 2013, we had a net deferred tax liability of approximately $3.2 million.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 29, 2013 and December 30, 2012 are as follows (in thousands):

	Balance Sheet	Carrying	Fair Value Measurements
	Location	Value	Level 1	Level 2	Level 3

September 29, 2013
Financial assets:
Cash surrender value of life insurance policies *	Other assets	$15,896	$15,896	$—	$—

Financial liabilities:
Interest rate swap	Other long-term liabilities	471	—	471	—

December 30, 2012
Financial assets:
Cash surrender value of life insurance policies *	Other assets	$13,551	$13,551	$—	$—

Financial liabilities:
Interest rate swap	Other long-term liabilities	104	—	104	—

* Represents life insurance policies held in our non-qualified deferred compensation plan.

There were no transfers among levels within the fair value hierarchy during the nine months ended September 29, 2013.

The fair value of our interest rate swap is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

3.              Cash Dividends and Two-for-One Stock Split

On August 2, 2013, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. A quarterly dividend of $0.25 per common share, or $5.4 million in the aggregate, was paid on September 20, 2013 to shareholders of record as of the close of business on September 6, 2013.

Subsequent to third quarter, on October 29, 2013, our Board of Directors declared a fourth quarter cash dividend of $0.25 per common share (or approximately $5.4 million in the aggregate based on current shareholders of record). The dividend will be paid on November 22, 2013 to shareholders of record as of the close of business on November 11, 2013.

Subsequent to third quarter, the Board of Directors declared a two-for-one split of the Company’s outstanding shares of common stock, effected in the form of a stock dividend. The stock dividend entitles each shareholder of record at the close of business on December 12, 2013 to receive one additional share for every outstanding share of common stock held on the record date. The stock dividend will be distributed on December 27, 2013.

4.              Debt

Our debt is comprised entirely of a revolving credit facility. The outstanding balance under this facility was $120.0 million as of September 29, 2013 and $88.3 million as of December 30, 2012.

In September 2010, we entered into a five-year, $175 million unsecured revolving credit facility, which was amended in November 2011 to extend the maturity date to November 30, 2016. On April 30, 2013, we amended and restated our revolving credit facility to increase the amount available for borrowing thereunder to $300 million and extend the maturity date to April 30, 2018. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The remaining availability under the revolving credit facility, reduced for outstanding letters of credit, was approximately $160.3 million as of September 29, 2013.

The revolving credit facility has affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At September 29, 2013, we were in compliance with these covenants.

In August 2011, we entered into an interest rate swap agreement that resulted in a fixed rate of 0.53%, instead of the variable rate of LIBOR, with a notional amount of $50.0 million and a maturity date of August 2013. On December 31, 2012, we amended our interest rate swap agreement to extend the maturity date to December 30, 2015. The amendment resulted in a change to the fixed rate (to 0.56% from 0.53%) but did not impact the notional amount of the interest rate swap agreement. On July 30, 2013, we terminated the $50 million swap and entered into a new $75 million swap. The new swap has an interest rate of 1.42% and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. The termination of the previous swap did not have a material impact on our third quarter results.

Our swap is a derivative instrument that is designated as a cash flow hedge because the swap provides a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swap is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap are accounted for as adjustments to interest expense. As of September 29, 2013, the swap is a highly effective cash flow hedge with no ineffectiveness for the three- and nine-month periods ended September 29, 2013.

The weighted average interest rates for our revolving credit facility, including the impact of the swap agreement, were 1.6% and 1.3% for the three and nine months ended September 29, 2013, and 1.3% for the three and nine months ended September 23, 2012. Interest paid, including payments made or received under the swap, was $431,000 and $237,000 for the three months ended September 29, 2013 and September 23, 2012, respectively, and $1.2 million and $718,000 for the nine months ended September 29, 2013 and September 23, 2012, respectively.

5.              Calculation of Earnings Per Share

The calculations of basic earnings per common share and earnings per common share — assuming dilution are as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 23,	Sept. 29,	Sept. 23,
	2013	2012	2013	2012

Basic earnings per common share:
Net income, net of redeemable noncontrolling interests	$14,276	$13,031	$50,732	$44,301
Weighted average shares outstanding	21,591	23,268	21,855	23,685
Basic earnings per common share	$0.66	$0.56	$2.32	$1.87

Earnings per common share - assuming dilution:
Net income, net of redeemable noncontrolling interests	$14,276	$13,031	$50,732	$44,301

Weighted average shares outstanding	21,591	23,268	21,855	23,685
Dilutive effect of outstanding equity awards	493	453	526	422
Diluted weighted average shares outstanding	22,084	23,721	22,381	24,107
Earnings per common share - assuming dilution	$0.65	$0.55	$2.27	$1.84

The Company grants time-based restricted shares, which are participating securities. The Company evaluated earnings per common share under the “two class method” and determined there were no material differences from the amounts disclosed.

Shares subject to options to purchase common stock with an exercise price greater than the average market price are not included in the computation of earnings per common share — assuming dilution because the effect would be antidilutive. The weighted average number of shares subject to antidilutive options was 24,000 and 129,000 for the three and nine months ended September 29, 2013, respectively (none for the three and nine months ended September 23, 2012).

6.              Litigation

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

In February 2013, the parties tentatively agreed to the financial terms of a settlement of the litigation. The court preliminarily approved the terms in June 2013 and granted final approval of the settlement and fee award in October 2013, following the close of the claims period. Due to a lower claimant participation rate, the actual settlement cost of $2.9 million was less than our original estimate at December 30, 2012 of $3.3 million, a decrease of approximately $400,000. We expect all settlement and fee payments to be made in 2013.

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

7.              Segment Information

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

Our segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 23, 2012	Sept. 29, 2013	Sept. 23, 2012

Revenues from external customers:
Domestic Company-owned restaurants	$152,662	$143,299	$465,713	$430,641
Domestic commissaries	138,044	132,666	421,941	396,869
North America franchising	19,682	18,937	61,410	58,984
International	22,388	18,031	63,451	52,265
All others	13,566	12,581	38,617	36,610
Total revenues from external customers	$346,342	$325,514	$1,051,132	$975,369

Intersegment revenues:
Domestic commissaries	$46,408	$42,313	$139,320	$123,802
North America franchising	530	546	1,635	1,656
International	69	60	209	171
All others	3,718	2,758	10,204	8,443
Total intersegment revenues	$50,725	$45,677	$151,368	$134,072

Income (loss) before income taxes:
Domestic Company-owned restaurants	$5,535	$5,549	$24,666	$27,228
Domestic commissaries	6,473	6,846	26,278	25,990
North America franchising	16,516	16,070	52,134	50,829
International	945	625	2,152	1,217
All others	590	732	2,402	1,598
Unallocated corporate expenses	(8,544)	(9,201)	(28,475)	(34,784)
Elimination of intersegment profits	(252)	242	(989)	(229)
Total income before income taxes	$21,263	$20,863	$78,168	$71,849

Property and equipment:
Domestic Company-owned restaurants	$191,839
Domestic commissaries	103,362
International	25,832
All others	39,753
Unallocated corporate assets	153,186
Accumulated depreciation and amortization	(306,557)
Net property and equipment	$207,415

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At September 29, 2013, there were 4,296 Papa John’s restaurants (711 Company-owned and 3,585 franchised) operating in all 50 states and 35 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

The overall impact of the two transactions described above, which are collectively defined as the “Incentive Contribution,” increased income before income taxes for the three and nine months ended September 29, 2013, by $250,000 and $750,000, respectively, increased income before income taxes by $250,000 for the three months ended September 23, 2012, and reduced income before income taxes by $3.2 million for the nine months ended September 23, 2012.

The following table reconciles our GAAP financial results to the adjusted financial results, excluding the impact of the Incentive Contribution, for the three and nine months ended September 29, 2013 and September 23, 2012:

	Three Months Ended			Nine Months Ended
	Sept. 29,	Sept. 23,	Increase	Sept. 29,	Sept. 23,	Increase
(In thousands, except per share amounts)	2013	2012	(Decrease)	2013	2012	(Decrease)

Income before income taxes, as reported	$21,263	$20,863	$400	$78,168	$71,849	$6,319
Incentive Contribution	(250)	(250)	—	(750)	3,221	(3,971)
Income before income taxes, excluding Incentive Contribution	$21,013	$20,613	$400	$77,418	$75,070	$2,348

Net income, as reported	$14,276	$13,031	$1,245	$50,732	$44,301	$6,431
Incentive Contribution	(165)	(159)	(6)	(494)	2,116	(2,610)
Net income, excluding Incentive Contribution	$14,111	$12,872	$1,239	$50,238	$46,417	$3,821

Earnings per diluted share, as reported	$0.65	$0.55	$0.10	$2.27	$1.84	$0.43
Incentive Contribution	(0.01)	(0.01)	—	(0.03)	0.09	(0.12)
Earnings per diluted share, excluding Incentive Contribution	$0.64	$0.54	$0.10	$2.24	$1.93	$0.31

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

Restaurant Progression

	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 23, 2012	Sept. 29, 2013	Sept. 23, 2012

North America Company-owned:
Beginning of period	654	643	648	598
Opened	2	2	8	2
Closed	—	—	—	(3)
Acquired from franchisees	—	1	—	57
Sold to franchisees	—	(3)	—	(11)
End of period	656	643	656	643
International Company-owned:
Beginning of period	51	33	48	30
Opened	4	5	7	9
Closed	—	(1)	—	(2)
End of period	55	37	55	37
North America franchised:
Beginning of period	2,588	2,475	2,556	2,463
Opened	48	45	111	127
Closed	(41)	(9)	(72)	(31)
Acquired from Company	—	3	—	11
Sold to Company	—	(1)	—	(57)
End of period	2,595	2,513	2,595	2,513
International franchised:
Beginning of period	959	822	911	792
Opened	36	23	105	74
Closed	(5)	(9)	(26)	(30)
End of period	990	836	990	836
Total restaurants - end of period	4,296	4,029	4,296	4,029

Results of Operations

Summary of Operating Results - Segment Review

Discussion of Revenues

Consolidated revenues were $346.3 million for the three months ended September 29, 2013, an increase of $20.8 million, or 6.4%, over the corresponding 2012 period. For the nine months ended September 29, 2013, total revenues were $1.05 billion, an increase of $75.8 million, or 7.8%, over the corresponding 2012 period. The increases in revenues for the three and nine months ended September 29, 2013, were primarily due to the following:

•                  Domestic Company-owned restaurant sales increased $9.4 million, or 6.5%, and $35.1 million, or 8.1%, for the three and nine months ended September 29, 2013, respectively, primarily due to increases in comparable sales of 5.1% and 5.0%. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. The increase for the nine-month period was also due to the net acquisition of 50 restaurants in the Denver and Minneapolis markets from a franchisee in the second quarter of 2012.

•                  North America franchise royalty revenue increased approximately $600,000, or 3.4%, and $2.0 million, or 3.4%, for the three and nine months ended September 29, 2013, respectively, primarily due to the increase in net franchise units over the prior year and increases in comparable sales of 0.6% and 1.3%, partially offset by third quarter royalty incentives offered to franchisees for meeting certain sales targets. The increase for the nine-month period was partially offset by reduced royalties attributable to the Company’s net acquisition of the 50 restaurants noted above.

•                  Domestic commissary sales increased $5.4 million, or 4.1%, and $25.1 million, or 6.3%, for the three and nine months ended September 29, 2013, respectively, primarily due to increases in sales volumes as well as increases in the prices of commodities.

•                  International revenues increased $4.4 million, or 24.2%, and increased $11.2 million, or 21.4%, for the three and nine months ended September 29, 2013, respectively, primarily due to increases in the number of restaurants and increases in comparable sales of 8.1% and 7.7%, calculated on a constant dollar basis.

Discussion of Operating Results

Third quarter 2013 income before income taxes was $21.3 million compared to $20.9 million in the prior year, or a 1.9% increase. Income before income taxes was $78.2 million for the nine months ended September 29, 2013, compared to $71.8 million for the prior year, or an 8.8% increase. The Incentive Contribution (see “Non-GAAP Measures” above) increased income before income taxes by $250,000 and $750,000 for the three and nine months ended September 29, 2013 and increased income before income taxes by $250,000 for the three-month period in 2012 and reduced income before income taxes by $3.2 million for the nine-month period in 2012. Excluding the net impact of the Incentive Contribution, income before income taxes was $21.0 million for the third quarter of 2013, an increase of $400,000 or 1.9%, from $20.6 million in the same period in the prior year and was $77.4 million for the nine-month period in 2013, an increase of $2.3 million or 3.1%, from $75.1 million in the same period in the prior year. Income before income taxes is summarized in the following table on a reporting segment basis (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 29,	Sept. 23,	Increase	Sept. 29,	Sept. 23,	Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Domestic Company-owned restaurants (a)	$5,535	$5,549	$(14)	$24,666	$27,228	$(2,562)
Domestic commissaries	6,473	6,846	(373)	26,278	25,990	288
North America franchising	16,516	16,070	446	52,134	50,829	1,305
International	945	625	320	2,152	1,217	935
All others	590	732	(142)	2,402	1,598	804
Unallocated corporate expenses (b)	(8,544)	(9,201)	657	(28,475)	(34,784)	6,309
Elimination of intersegment (profits) losses	(252)	242	(494)	(989)	(229)	(760)
Total income before income taxes	$21,263	$20,863	$400	$78,168	$71,849	$6,319

(a)         Includes the benefit of a $1.0 million advertising credit from PJMF related to the Incentive Contribution for the nine months ended September 23, 2012.

(b)         Includes the impact of the Incentive Contribution in 2013 ($250,000 increase and $750,000 increase for the three and nine months ended September 29, 2013) and 2012 ($250,000 increase and a $4.3 million reduction for the three and nine months ended September 23, 2012).

Income before income taxes increased $400,000 and $6.3 million for the three and nine months ended September 29, 2013, respectively ($400,000 and $2.3 million, respectively, excluding the net impact of the Incentive Contribution). The changes in income before income taxes were due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes decreased $14,000 and $1.5 million for the three and nine months ended September 29, 2013, respectively, excluding the $1.0 million advertising credit from PJMF in 2012. For the three-month period, the incremental profits associated with higher comparable sales of 5.1% were offset by a lower gross margin. The decrease for the nine-month period was primarily due to higher commodity costs, somewhat offset by incremental profits associated with higher comparable sales of 5.0%. Additionally, the nine-month period of 2012 benefited from various supplier incentives.

•                  Domestic Commissary Segment. Domestic commissaries’ income before income taxes decreased approximately $400,000 and increased approximately $300,000 for the three and nine months ended September 29, 2013, respectively. The decrease for the three-month period was primarily due to higher distribution costs that more than offset the incremental profits associated with higher sales. The increase for the nine-month period was due to incremental profits from higher sales, partially offset by higher distribution and other costs, including dough production start up costs at our New Jersey commissary. We manage commissary results on a full year basis and anticipate the 2013 full year pre-tax income margin will approximate 2012.

•                  North America Franchising Segment. North America Franchising income before income taxes increased approximately $400,000 and $1.3 million for the three and nine months ended September 29, 2013, respectively. The increases were due to the previously mentioned royalty revenue increases, partially offset by third quarter 2013 royalty incentives offered to franchisees for meeting certain sales targets and an increase in development incentive costs. The increase for the nine-month period was partially offset by reduced royalties attributable to the Company’s acquisition of the Denver and Minneapolis restaurants.

•                  International Segment. Income before income taxes increased approximately $300,000 and $900,000 for the three and nine months ended September 29, 2013, respectively. The increases were primarily due to higher royalties attributable to the 8.1% and 7.7% comparable sales increases and net unit growth and improvements in our United Kingdom results. These improvements were partially offset by higher operating losses in our Company-owned China market.

•                  All Others Segment. The “All Others” reporting segment income before income taxes decreased approximately $100,000 and increased approximately $800,000 for the three- and nine-month periods, respectively, as compared to the corresponding 2012 periods. Our online operating results improved for both the three- and nine-month periods due to higher online sales volumes. For the three months ended, the increased online income was more than offset by lower results at our printing subsidiary, Preferred Marketing Solutions, primarily due to a reduced cost direct mail campaign offered to our domestic franchised restaurants.

•                  Unallocated corporate expenses. Unallocated corporate expenses decreased approximately $700,000 and $6.3 million for the three and nine months ended September 29, 2013, respectively, compared to the corresponding 2012 periods. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 29,	Sept. 23,	Increase	Sept. 29,	Sept. 23,	Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

General and administrative (a)	$7,470	$7,589	$(119)	$24,515	$24,289	$226
Supplier marketing (income) expense (b)	(250)	(250)	—	(750)	4,250	(5,000)
Net interest expense (income) (c)	176	348	(172)	(107)	978	(1,085)
Depreciation	1,629	1,829	(200)	5,020	5,382	(362)
Other expense (income)	(481)	(315)	(166)	(203)	(115)	(88)
Total unallocated corporate expenses	$8,544	$9,201	$(657)	$28,475	$34,784	$(6,309)

(a)         The three- and nine-month periods of 2013, include a favorable adjustment for lower class action settlement costs than previously estimated (see “Note 6” of “Notes to Condensed Consolidated Financial Statements” for additional information).

(b)         See “Non-GAAP Measures” above for further information about the Incentive Contribution.

(c)          The decrease in net interest was primarily due to a decrease in the change in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture, partially offset by a higher average outstanding debt balance and a higher effective interest rate.

Diluted earnings per share were $0.65 and $0.55 for the three months ended September 29, 2013 and September 23, 2012, respectively ($0.64 and $0.54 for the three-month periods, excluding the impact of the Incentive Contribution, or an increase of $0.10 or 18.5%). For the nine months ended September 29, 2013 and September 23, 2012, diluted earnings per share were $2.27 and $1.84, respectively ($2.24 and $1.93 per share for the nine-month periods, excluding the impact of the Incentive Contribution, or an increase of $0.31 or 16.1%). Diluted weighted average shares outstanding decreased 6.9% and 7.2% for the three and nine months ended September 29, 2013, respectively, from the prior year comparable periods, primarily due to share repurchases under the Company’s share repurchase program. Diluted earnings per share increased $0.05 and $0.17 for the three- and nine-month periods, respectively, due to the reduction in shares outstanding.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $152.7 million for the three months ended September 29, 2013, compared to $143.3 million for the same period in 2012, and $465.7 million for the nine months ended September 29, 2013, compared to $430.6 million for the same period in 2012.  The increases of $9.4 million and $35.1 million were primarily due to the previously mentioned increases of 5.1% and 5.0% in comparable sales during the three and nine months ended September 29, 2013, respectively. The increase for the nine-month period was also due to the net acquisition of 50 restaurants in the Denver and Minneapolis markets from a franchisee in the second quarter of 2012.

North America franchise sales, which are not included in the Company’s revenues, were $450.0 million for the three months ended September 29, 2013, compared to $434.6 million for the same period in 2012, and $1.396 billion for the nine months ended September 29, 2013, compared to $1.352 billion for the same period in 2012.  Domestic franchise comparable sales increased 0.6% for the third quarter and increased 1.3% for the nine months ended September 29, 2013, and equivalent units increased 3.7% and 3.3%, respectively, for the comparable periods. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. North America franchise royalties were $19.4 million and $60.4 million for the three and nine months ended September 29, 2013, respectively, representing increases of 3.4% for both comparable periods in the prior year. The increases in royalties were primarily due to the previously noted increases in franchise sales.

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

The comparable sales base and average weekly sales for 2013 and 2012 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	September 29, 2013		September 23, 2012
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	656	2,595	643	2,513
Equivalent units	650	2,479	638	2,391
Comparable sales base units	633	2,264	631	2,187
Comparable sales base percentage	97.40%	91.30%	98.90%	91.50%
Average weekly sales - comparable units	$18,241	$14,385	$17,329	$14,353
Average weekly sales - total non-comparable units (a)	$11,666	$9,494	$12,519	$9,980
Average weekly sales - all units	$18,071	$13,962	$17,274	$13,980

	Nine Months Ended
	September 29, 2013		September 23, 2012
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	656	2,595	643	2,513
Equivalent units	647	2,483	618	2,403
Comparable sales base units	633	2,257	609	2,186
Comparable sales base percentage	97.8%	90.9%	98.5%	91.0%
Average weekly sales - comparable units	$18,610	$14,885	$17,943	$14,839
Average weekly sales - total non-comparable units (a)	$11,564	$9,769	$12,179	$10,316
Average weekly sales - all units	$18,458	$14,419	$17,856	$14,431

(a)         Includes 193 traditional and 178 nontraditional units as of September 29, 2013 and 188 traditional and 151 nontraditional units as of September 23, 2012.

Domestic commissary sales increased 4.1% to $138.0 million for the three months ended September 29, 2013, from $132.7 million in the comparable 2012 period and increased 6.3% to $421.9 million for the nine months ended September 29, 2013, from $396.9 million in the comparable 2012 period. The increases were primarily due to increases in the volume of sales as well as increases in the prices of commodities.

Other sales increased approximately $1.0 million, or 7.8%, and $2.0 million, or 5.5%, for the three and nine months ended September 29, 2013, respectively, primarily due to increased online revenue from higher online sales.

International franchise sales were $116.6 million for the three months ended September 29, 2013, compared to $96.5 million for the same period in 2012, and $334.9 million for the nine months ended September 29, 2013, compared to $279.1 million for the same period in 2012.  International franchise sales are not included in Company revenues; however, our international royalty revenue is derived from these sales. Total international revenues increased 24.2% to $22.4 million for the three months ended September 29, 2013, from $18.0 million in the prior comparable period, and increased 21.4% to $63.5 million for the nine months ended September 29, 2013, from $52.3 million in the prior comparable period. The increases are due to an increase in the number of restaurants in addition to increases of 8.1% and 7.7% in comparable sales, calculated on a constant dollar basis, for the three- and nine-month periods, respectively.

Costs and expenses.  The restaurant operating margin for domestic Company-owned units was 16.8% for the three months ended September 29, 2013, compared to 17.5% for the same period in 2012, and 18.5% for the nine months ended September 29, 2013, compared to 19.7% (19.4% excluding the $1.0 million advertising credit from PJMF) for the same period in 2012. The restaurant operating margin decreases of 0.7% and 1.2% for the three and nine months ended September 29, 2013, respectively, consisted of the following differences:

•                  Cost of sales was 1.3% and 1.2% higher for the three and nine months ended September 29, 2013, as compared to the same periods in 2012. The increase for the three-month period was due to both higher commodity costs and higher food costs associated with changes in sales mix. The increase for the nine-month period was primarily due to higher commodity costs. The nine-month period benefited from various supplier incentives in 2012.

•                  Salaries and benefits were 0.3% and 0.2% lower as a percentage of sales for the three and nine months ended September 29, 2013, as compared to the same periods in 2012, primarily due to leverage from increased sales.

•                  Advertising and related costs as a percentage of sales were 0.3% lower and 0.2% higher for the three and nine months ended September 29, 2013, respectively. The nine-month period of 2012 included a $1.0 million advertising credit received from PJMF. The lower costs as a percentage of sales, excluding the advertising credit from PJMF, reflect leverage from increased sales.

•                  Occupancy costs and other operating costs, on a combined basis, were relatively consistent (21.4% for both the three months ended September 29, 2013 and September 23, 2012, and 20.5% for both the nine months ended September 29, 2013 and September 23, 2012).

Domestic commissary and other margin was 6.4% for the three months ended September 29, 2013, compared to 7.2% for the corresponding 2012 period, and 7.5% for the nine months ended September 29, 2013, compared to 8.2% for the corresponding period in 2012. Changes in operating costs for the three- and nine-month periods were as follows:

•                  Cost of sales was 0.3% lower as a percentage of revenues for both the three and nine months ended September 29, 2013 due to pricing changes.

•                  Salaries and benefits were 0.2% higher as a percentage of revenues for both the three- and nine-month periods. The increases were primarily due to additional commissary staffing to support higher volumes.

•                  Other operating expenses were 0.8% and 0.7% higher as a percentage of revenues for the three and nine months ended September 29, 2013, respectively, as compared to the same periods in 2012, primarily due to higher distribution costs.

International restaurant and commissary expenses were 84.9% of international restaurant and commissary sales for the three months ended September 29, 2013, compared to 84.7% for the same period in 2012, and 84.2% of international restaurant and commissary sales for the nine months ended September 29, 2013, compared to 85.1% for the same period in 2012. Operating expenses were higher for the three months ended due to higher food and other operating costs in China. For the nine months ended the losses in China were more than offset by improved commissary operating costs in the United Kingdom due to sales leverage.

General and administrative costs were $31.8 million, or 9.2%, of revenues for the three months ended September 29, 2013, compared to $30.4 million, or 9.3%, of revenues for the same period in 2012, and $98.1 million, or 9.3%, of revenues for the nine months ended September 29, 2013, compared to $93.5 million, or 9.6%, of revenues for the same period in 2012. The decreases as a percentage of sales were primarily the result of leverage from higher sales as well as lower class action settlement costs than previously estimated.

Other general expenses reflected net expense of $1.3 million for the three months ended September 29, 2013, compared to $1.2 million for the comparable period in 2012, and $4.0 million, for the nine months ended September 29, 2013 compared to $8.0 million for the comparable period in 2012, as detailed below (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 29,	Sept. 23,	Increase	Sept. 29,	Sept. 23,	Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Supplier marketing (income) expense (a)	$(250)	$(250)	$—	$(750)	$4,250	$(5,000)
Disposition and valuation-related losses	168	344	(176)	546	460	86
Franchise and development incentives (b)	1,121	929	192	3,232	2,403	829
Other	221	188	33	1,014	907	107
Total other general expenses	$1,260	$1,211	$49	$4,042	$8,020	$(3,978)

(a) See the discussion of the Incentive Contribution included in “Non-GAAP Measures” above for further information.

(b) Includes incentives provided to domestic franchisees for opening restaurants.

Depreciation and amortization was $8.6 million (2.5% of revenues) for the three months ended September 29, 2013, compared to $8.2 million (2.5% of revenues) for the same 2012 period, and $25.7 million (2.4% of revenues) for the nine months ended September 29, 2013, compared to $24.2 million (2.5% of revenues) for the 2012 period.

Net interest (expense) income. Net interest (expense) income consisted of the following for the three and nine months ended September 29, 2013 and September 23, 2012 (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 29,	Sept. 23,	(Increase)	Sept. 29,	Sept. 23,	(Increase)
	2013	2012	Decrease	2013	2012	Decrease

Interest expense - line of credit (a)	$(646)	$(284)	$(362)	$(1,425)	$(854)	$(571)
Investment income	87	136	(49)	425	501	(76)
Change in redemption value of mandatorily redeemable noncontrolling interest in a joint venture	374	(194)	568	1,147	(586)	1,733
Net interest (expense) income	$(185)	$(342)	$157	$147	$(939)	$1,086

(a)         The increase in interest expense for both the three and nine months ended September 29, 2013, was due to a higher average outstanding debt balance and a higher effective interest rate.

Income tax expense. Our effective income tax rates were 30.0% and 31.9% for the three and nine months ended September 29, 2013, representing decreases of 3.7% and 1.9% from the prior year rates. The lower effective rates were primarily due to various credits earned and the settlement or resolution of specific tax issues in 2013.

Liquidity and Capital Resources

Our debt at September 29, 2013 was comprised of a $120 million outstanding principal balance on our $300 million unsecured revolving credit facility with a maturity date of April 30, 2018. The interest rate charged on outstanding balances is LIBOR (London Interbank Offered Rate) plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the revolving credit facility. The remaining availability under the revolving credit facility, reduced for outstanding letters of credit, was approximately $160.3 million as of September 29, 2013.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our revolving credit facility. At September 29, 2013, we had an interest rate swap agreement that resulted in a fixed rate of 1.42%, instead of the variable rate of LIBOR, with a notional amount of $75.0 million and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. We previously had a $50.0 million interest rate swap that resulted in a fixed rate of 0.56% until its termination on July 30, 2013. The termination of the swap did not have a material impact on our third quarter results. See the notes to condensed consolidated financial statements for additional information.

Our revolving credit facility contains affirmative and negative covenants, including the following financial covenants, as defined:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	Sept. 29, 2013

Leverage Ratio	Not to exceed 3.0 to 1.0	0.96 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	5.11 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants at September 29, 2013.

Cash flow provided by operating activities was $74.8 million for the nine months ended September 29, 2013, compared to $94.8 million for the same period in 2012. The decrease of approximately $19.9 million was primarily due to unfavorable changes in working capital, including the timing of income tax and other payments, partially offset by an increase in net income.

Our free cash flow, a non-GAAP financial measure, for the nine months ended September 29, 2013 and September 23, 2012 was as follows (in thousands):

	Nine Months Ended
	Sept. 29,	Sept. 23,
	2013	2012

Net cash provided by operating activities	$74,833	$94,773
Purchases of property and equipment	(38,537)	(26,425)
Free cash flow (a)	$36,296	$68,348

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

Capital expenditures were $38.5 million for the nine months ended September 29, 2013, compared to $26.4 million for the nine months ended September 23, 2012. The increased purchases of property and equipment primarily relate to expenditures on equipment for New Jersey dough production as well as technology investments.

Additionally, we had common stock repurchases of $69.1 million (1.1 million shares at an average price of $61.25 per share) which were funded by cash flow from operations as well as borrowings on our revolving credit facility. Subsequent to September 29, 2013, through October 28, 2013, we repurchased an additional 74,000 shares with an aggregate cost of $5.3 million and an average cost of $70.73 per share. As of October 28, 2013, $66.0 million remained available for repurchase of common stock under our Board of Directors’ authorization.

A cash dividend of $0.25 per common share, or $5.4 million, was paid on September 20, 2013 to shareholders of record as of the close of business on September 6, 2013. Subsequent to third quarter, on October 29, 2013, our Board of Directors declared a fourth quarter cash dividend of $0.25 per common share (approximately $5.4 million based on current shareholders of record). The dividend will be paid on November 22, 2013 to shareholders of record as of the close of business on November 11, 2013. While future dividends will be subject to Board declaration, the Company is initially targeting a dividend payout of $0.25 per quarter, or $0.125 adjusted for the two-for-one stock split. The declaration and payment of any future dividends will be at the discretion of the Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by the Board of Directors. This quarterly dividend is not a guarantee that a dividend will be declared or paid in any particular period in the future.

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

•                  the ability of the company and its franchisees to meet planned growth targets and to operate new and existing restaurants profitably;

•                  increases in or sustained high costs of food ingredients and other commodities;

•                  disruption of our supply chain or our commissary operations due to sole or limited source of suppliers or weather, drought, disease or other disruption beyond our control;

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

•                  currency exchange or interest rates;

•                  failure to effectively execute succession planning, and our reliance on the services of our Founder and CEO, who also serves as our brand spokesperson; and

•                  disruption of critical business or information technology systems, and risks associated with security breaches, including theft of company and customer information.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2012, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our debt at September 29, 2013 was comprised of a $120 million outstanding principal balance on our $300 million unsecured revolving credit facility with a maturity date of April 30, 2018. The interest rate charged on outstanding balances is LIBOR (London Interbank Offered Rate) plus 75 to 175 basis points.

At September 29, 2013, we had an interest rate swap agreement that provided for a fixed rate of 1.42%, as compared to LIBOR, with a notional amount of $75.0 million and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. We previously had a $50.0 million interest rate swap that provided for a fixed rate of 0.56% until its termination on July 30, 2013.

The effective interest rate on the revolving credit facility, including the impact of the interest rate swap agreement, was 2.0% as of September 29, 2013. An increase in the present market interest rate of 100 basis points on the revolving credit facility balance outstanding as of September 29, 2013 would increase interest expense by approximately $450,000.

We do not enter into financial instruments to manage foreign currency exchange rates since only 6.0% of our total revenues are derived from sales to customers and royalties outside the United States.

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

The following table presents the actual average block price for cheese by quarter through the third quarter of 2013 and the projected average block price for cheese by quarter through 2014 (based on the October 28, 2013 Chicago Mercantile Exchange cheese futures market prices).

	2014		2013		2012
	Projected		Projected		Actual
	Block Price		Block Price		Block Price

Quarter 1	$1.673	*	$1.662		$1.522
Quarter 2	1.666	*	1.784		1.539
Quarter 3	1.728	*	1.740		1.750
Quarter 4	1.728	*	1.806	*	1.939
Full Year	$1.699	*	$1.748	*	$1.692

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in “Note 6” of “Notes to Condensed Consolidated Financial Statements” is incorporated by reference into this Item 1. We are party to various legal proceedings arising in the ordinary course of business, but except as set forth herein, are not currently a party to any legal proceedings that management believes could have a material adverse effect on the Company.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $1.1 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on March 30, 2014. Through September 29, 2013, a total of 50.9 million shares with an aggregate cost of $1.0 billion and an average price of $20.22 per share have been repurchased under this program. Subsequent to September 29, 2013, through October 28, 2013, we acquired an additional 74,000 shares at an aggregate cost of $5.3 million. As of October 28, 2013, approximately $66.0 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended September 29, 2013 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

07/01/2013 - 07/28/2013	23	$65.41	50,750	$80,135
07/29/2013 - 08/25/2013	37	$69.54	50,787	$77,570
08/26/2013 - 09/29/2013	90	$69.53	50,877	$71,306

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 29, 2013, filed on November 5, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC. (Registrant)

Date: November 5, 2013	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer