Form 10-K
period 2013-12-29
PAPA JOHNS INTERNATIONAL INC
filed 2014-02-25
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                            to

Commission File Number:  0-21660

PAPA JOHN’S INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1203323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2002 Papa Johns Boulevard
Louisville, Kentucky	40299-2367
(Address of principal executive offices)	(Zip Code)

(502) 261-7272

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2013, was $1,042,454,017.

As of February 18, 2014, there were 41,888,411 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this annual report are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2014.

PART I

Item 1.  Business

General

Papa John’s International, Inc., a Delaware corporation (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s”.  Papa John’s began operations in 1984.  At December 29, 2013, there were 4,428 Papa John’s restaurants in operation, consisting of 723 Company-owned and 3,705 franchised restaurants operating domestically in all 50 states and in 34 countries. Our Company-owned restaurants include 191 restaurants operated under four joint venture arrangements and 58 units in Beijing and North China.

Papa John’s has defined five reportable segments: domestic Company-owned restaurants, domestic commissaries (Quality Control Centers), North America franchising, international operations, and “all other” business units. North America is defined as the United States and Canada. Domestic is defined as the contiguous United States. International franchisees are defined as all franchise operations outside of the United States and Canada. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 20” of “Notes to Consolidated Financial Statements” for financial information about our segments.

All of our periodic and current reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through our website located at www.papajohns.com, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Those documents are available through our website as soon as reasonably practicable after we electronically file them with the SEC. We also make available free of charge on our website our Corporate Governance Guidelines, Board Committee Charters, and our Code of Ethics, which applies to Papa John’s directors, officers and employees. Printed copies of such documents are also available free of charge upon written request to Investor Relations, Papa John’s International, Inc., P.O. Box 99900, Louisville, KY 40269-0900. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information is also available at www.sec.gov. The references to these website addresses do not constitute incorporation by reference of the information contained on the websites, which should not be considered part of this document.

Strategy

Our goal is to build the strongest brand loyalty in the pizza industry. The key elements of our strategy include:

High Quality Menu Offerings. Domestic Papa John’s restaurants offer a menu of high-quality pizza along with side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. Papa John’s traditional crust pizza is prepared using fresh dough (never frozen). Papa John’s pizzas are made from a proprietary blend of wheat flour, cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat (100% beef and pork with no fillers) and vegetable toppings. Domestically, all ingredients and toppings can be purchased from our Quality Control Center (“QC Center”) system, which delivers to individual restaurants twice weekly. To ensure consistent food quality, each domestic franchisee is required to purchase dough and tomato sauce from our QC Centers and to purchase all other supplies from our QC Centers or other approved suppliers. Internationally, the menu may be more diverse than in our domestic operations to meet local tastes and customs. QC Centers outside the U.S. may be operated by franchisees pursuant to license agreements or by other third parties. International QC Centers are required to meet food safety and quality standards and to be in compliance with all applicable laws. We provide significant assistance to licensed international QC Centers in sourcing approved quality suppliers.

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

Commitment to Team Member Training and Development. We are committed to the development and motivation of our team members through training programs, incentive and recognition programs and opportunities for advancement. Team member training programs are conducted for corporate restaurant team members, and offered to our franchisees electronically and at training locations across the United States and internationally. We offer performance-based financial incentives to corporate and restaurant team members at various levels.

Marketing. Our domestic marketing strategy consists of both national and local components. Our national strategy includes national advertising via television, print, direct mail, digital, mobile marketing and social media channels. Our online and digital marketing activities have increased significantly over the past several years in response to increasing consumer use of online and mobile web technology. Local advertising programs include television, radio, and print materials.

In international markets, we target customers who live or work within a small radius of a Papa John’s restaurant. Our international markets use a combination of advertising strategies, including television, radio, digital, and print depending on the size of the local market.

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

Unit Sales and Investment Costs

We are committed to maintaining strong unit economics. In 2013, the 633 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average unit sales of $988,000. North America franchise sales per unit on average are lower than Company-owned restaurants as a higher percentage of our Company-owned restaurants are located in more heavily penetrated markets.

The average cash investment for the 13 domestic traditional Company-owned restaurants opened during the 2013 fiscal year, exclusive of land, was approximately $280,000 per unit, excluding tenant allowances that we received. With few exceptions, domestic restaurants do not offer a dine-in area, which reduces our restaurant capital investment. We also opened 11 Company-owned restaurants in China, with an average investment cost of approximately $225,000.

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

“Non-traditional” Papa John’s restaurants generally do not provide delivery service but rather provide walk-up or carry-out service to a captive customer group within a designated facility, such as a food court at an airport, university or military base or an event-driven service at facilities such as sports stadiums or entertainment venues. Non-traditional units are designed to fit the unique requirements of the venue.

Most of our international Papa John’s restaurants are slightly smaller and average between 900 and 1,400 square feet; however, in order to meet certain local customer preferences, some international restaurants have been opened in larger spaces to accommodate both dine-in and restaurant-based delivery service, typically with 35 to 100 seats.

Development

A total of 386 Papa John’s restaurants were opened during 2013, consisting of 30 Company-owned (19 in North America and 11 in Beijing and North China) and 356 franchised restaurants (152 in North America and 204 international), while 121 Papa John’s restaurants closed during 2013, consisting of three Company-owned (two in North America and one in Beijing) and 118 franchised restaurants (87 in North America and 31 international).

During 2014, we expect net unit growth of approximately 220 to 250 units, approximately 70% of which will open in international markets. International franchised unit expansion includes an emphasis on markets in the Americas, the United Kingdom, the Middle East and Asia.

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

Of the total 3,286 North American restaurants open as of December 29, 2013, 665 or 20% were Company-owned (including 191 units owned in joint venture arrangements with franchisees in which the Company has a majority ownership position). The Company expects the percentage of domestic Company-owned units to decline over the next several years because future net openings will be more heavily weighted toward franchise units. From time to time, the Company evaluates the purchase or sale of significant markets, which could change the percentage of Company-owned units. Each is evaluated on its individual merits.

Of the 1,142 international restaurants open as of December 29, 2013, 58 or 5% were Company-owned (located in Beijing and North China). We plan to continue to grow our international units during the next several years, substantially all of which will be franchised.

QC Center System and Supply Chain Management

Our domestic QC Centers, comprised of ten full-service regional production and distribution centers, supply pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each restaurant throughout the contiguous United States. This system enables us to monitor and control product quality and consistency, while lowering food and other costs. We evaluate the QC Center system capacity in relation to planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant.

We own full-service international QC Centers in the United Kingdom, Mexico City, Mexico and Beijing, China. Other international full-service QC Centers are licensed to franchisees or non-franchisee third parties and are generally located in the markets where our franchisees have restaurants.

We set quality standards for all products used in our restaurants and designate approved outside suppliers of food and paper products that meet our quality standards. In order to ensure product quality and consistency, all Papa John’s restaurants are required to purchase tomato sauce and dough from QC Centers. Franchisees may purchase other goods directly from our QC Centers or other approved suppliers. National purchasing agreements with most of our suppliers generally result in volume discounts to us, allowing us to sell products to our restaurants at prices we believe are below those generally available in the marketplace. Within our domestic QC Center system, products are distributed to restaurants by refrigerated trucks leased and operated by us or transported by a dedicated logistics company.

Marketing Programs

Our local restaurant-level marketing programs target consumers within the delivery area of each restaurant through the use of local television, radio, print materials, targeted direct mail, store-to-door flyers, digital display advertising, email marketing, text messages and local social media. Local marketing efforts also include a variety of community-oriented activities within schools, sports venues and other organizations supported with some of the same advertising vehicles mentioned above.

Domestic Company-owned and franchised Papa John’s restaurants within a defined market are required to join an area advertising cooperative (“Co-op”). Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as television, radio, digital and print advertising, and sports sponsorships. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members. The contribution rate for Co-ops may generally not be below 2.0% of sales without approval from Papa John’s.

The restaurant-level and Co-op marketing efforts are supported by media, print, digital and electronic advertising materials that are produced by Papa John’s Marketing Fund, Inc. (“PJMF”). PJMF is an unconsolidated nonstock corporation designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. PJMF produces and buys air time for Papa John’s national television commercials, buys digital media such as banner advertising, paid search-engine advertising, mobile marketing, social media advertising and marketing, and SMS text and email, in addition to other brand-building activities, such as consumer research and public relations activities. Domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain minimum percentage of sales to PJMF. The contribution rate to PJMF can be increased above the required minimum contribution rate if approved by the governing board of PJMF up to 3% of sales, and beyond those levels if approved by a supermajority of domestic restaurants. The contribution rate has been 4.0% since 2011.

We provide both Company-owned and franchised restaurants with pre-approved marketing materials and catalogs for the purchase of uniforms and promotional items. We also provide direct marketing services to Company-owned and franchised restaurants using customer information gathered by our proprietary point-of-sale technology (see “Company Operations — Domestic Point-of-Sale Technology”). In addition, we provide database tools, templates and training for operators to facilitate local email marketing and text messaging through our approved tools.

Our proprietary digital ordering platform allows customers to order online. Our eCommerce platforms include “plan ahead ordering,” Spanish-language ordering capability, and enhanced mobile web ordering for our customers, including Papa John’s iPhone® and Android® applications. We also have a Papa Rewards® program, which is an eCommerce customer loyalty program designed to increase loyalty and frequency of consumer use of our eCommerce ordering platform. We receive a percentage-based fee from U.S. franchisees for online sales, in addition to royalties, to defray development and operating costs associated with our eCommerce ordering platform.

Our domestic restaurants offer customers the opportunity to purchase a reloadable gift card marketed as the “Papa Card.” The Papa Card is sold as either a plastic gift card purchased in our restaurants, or an online digital card purchased at our web site. We sell Papa Cards to consumers through third-party retailers and bulk orders of cards to business entities and organizations. We continue to explore other Papa Card distribution opportunities. The Papa Card may be redeemed for delivery, carryout, and eCommerce orders and is accepted at all Papa John’s traditional domestic restaurants.

In international markets, we target customers who live or work within a small radius of a Papa John’s restaurant. Certain markets can effectively use television and radio as part of their marketing strategies. The majority of the marketing efforts include using print materials such as flyers, newspaper inserts, in-store marketing materials, and to a growing extent, digital marketing such as display, search engine marketing, social media, mobile marketing, email, and SMS text. Local marketing efforts, such as sponsoring or participating in community events, sporting events and school programs, are also used to build customer awareness.

Company Operations

Domestic Restaurant Personnel.  A typical Papa John’s Company-owned domestic restaurant employs a restaurant manager and approximately 20 to 25 hourly team members, many of whom work part-time. The manager is responsible for the day-to-day operation of the restaurant and maintaining Company-established operating standards. We seek to hire experienced restaurant managers and staff and provide comprehensive training programs in areas such as operations and managerial skills. We also employ directors of operations who are responsible for overseeing an average of seven Company-owned restaurants. Additional levels of operations senior management and corporate staff also support the field teams in many areas, including, but not limited to, quality assurance, food safety, training, marketing and technology.  We seek to motivate and retain personnel by providing opportunities for advancement and performance-based financial incentives.

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

Domestic Point-of-Sale Technology. Our proprietary PROFIT SystemTM, point-of-sale technology (“POS”), is in place in all North America traditional Papa John’s restaurants. We believe this technology facilitates fast and accurate order-taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs, including food inventory management and order placement from the domestic QC Centers. We believe the PROFIT System also enhances restaurant-level marketing capabilities. Polling capabilities allow us to obtain restaurant operating information, providing us with timely access to sales and customer information. The PROFIT System is also closely integrated with our digital ordering solutions in all domestic traditional Papa John’s restaurants, enabling Papa John’s to offer nationwide digital ordering to our customers. We plan to roll out our next generation POS system, which we refer to as FOCUS, to substantially all of our domestic restaurants beginning in 2014. We expect FOCUS will add efficiencies to our operations. The cost of the system will vary depending on the current equipment, including hardware and wiring, located at each restaurant. Our franchisees will have the option of obtaining financing for the new system from a designated lender.

Domestic Hours of Operation.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday. Carryout hours are generally more limited for late night, for security purposes.

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 29, 2013, there were 3,705 franchised Papa John’s restaurants operating in all 50 states and 34 countries. During 2013, 356 (152 North America and 204 international) franchised Papa John’s restaurants were opened. As of December 29, 2013, we have development agreements with our franchisees for approximately 200 additional North America restaurants, the majority of which are committed to open over the next two to three years, and agreements for approximately 1,000 additional international franchised restaurants, the majority of which are scheduled to open over the next six years. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved.

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

Domestic Franchise Development Incentives. Over the past few years, we have offered various development incentive programs for domestic franchisees to increase unit openings. Such incentives included the following for 2013 traditional openings: (1) no franchise fee if the unit opens on time in accordance with the agreed upon development schedule, $5,000 if the unit opens late (standard fee is $25,000); (2) the waiver of some or all of the 5% royalty fee for a period of time; (3) a credit for a portion of the purchase of certain equipment; and (4) a credit to be applied toward a future food purchase, under certain circumstances. We believe the development incentive programs have accelerated unit openings and expect they will continue to do so in 2014.

Marketing Fund Incentives. In 2013, domestic franchisees could earn up to a 45 basis point royalty rebate (against our standard 5.0% royalty rate) by meeting certain sales growth targets.

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

•                  Restaurant opening incentives; and

•                  Reduced cost direct mail campaigns from Preferred Marketing Solutions (“Preferred,” our wholly-owned print and promotions subsidiary).

In 2014, we plan to continue domestic franchise support initiatives. We believe the support programs have mitigated potential unit closures and strengthened our brand.

International Development and Franchise Agreements.  We opened our first franchised restaurant outside the United States in 1998. We define “international” as all markets outside the United States and Canada. In international markets, we have either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under a master franchise agreement, the franchisee has the right to subfranchise a portion of the development to one or more subfranchisees approved by us. Under our current standard international development agreement, the franchisee is required to pay total fees of $25,000 per restaurant: $5,000 at the time of signing the agreement and $20,000 when the restaurant opens or on the agreed-upon development date, whichever comes first. Under our current standard master franchise agreement, the master franchisee is required to pay total fees of $25,000 per restaurant owned and operated by the master franchisee, under the same terms as the standard development agreement, and $15,000 for each subfranchised restaurant — $5,000 at the time of signing the agreement and $10,000 when the restaurant opens or on the agreed-upon development date, whichever comes first.

Our current standard international master franchise and development agreements provide for payment to us of a royalty fee of 5% of sales. For international markets with subfranchise agreements, the effective subfranchise royalty received by the Company is generally 3%. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our domestic franchise agreement. From time to time, development agreements will be negotiated at other-than-standard terms for fees and royalties. We also offer various development incentives to help drive net unit growth.

Non-traditional Restaurant Development. We had approximately 250 non-traditional restaurants at December 29, 2013. These agreements generally cover venues or areas not originally targeted for traditional unit development and have terms differing from the standard agreements.

Franchisee Loans. Selected franchisees have borrowed funds from us, principally for the purchase of restaurants from us or other franchisees or for construction and development of new restaurants. Loans made to franchisees typically bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchise owners. At December 29, 2013, net loans outstanding totaled $16.8 million. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

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

Domestic Franchise Training and Support. Our domestic field support structure consists of franchise business directors, each of whom is responsible for serving an average of 130 franchised units. Our franchise business directors maintain open communication with the franchise community, relaying operating and marketing information and new initiatives between franchisees and us. Franchise business directors report to division vice presidents, who report to the Senior Vice President, Global Operations & Global Operations Support and Training.

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

International Franchise Operations Support. We employ or contract with international business directors who are responsible for supporting one or more franchisees. The international business directors report to regional vice presidents. Additional levels of senior management and corporate staff also support the international field teams in many areas, including but not limited to food safety, quality assurance, training, marketing and technology.

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

Franchise Advisory Council. We have a Franchise Advisory Council (“FAC”) that consists of Company and franchisee representatives of domestic restaurants. We also have a franchise advisory council in the United Kingdom (“UK FAC”). The FAC and UK FAC and subcommittees hold regular meetings to discuss new product and marketing ideas, operations, growth and other business issues. Certain domestic franchisees have also formed a separate franchise association for the purpose of communicating and addressing issues, needs and opportunities among its members.

We currently communicate with, and receive input from, our franchisees in several forms, including through the FAC, UK FAC, annual operations conferences, system communications, national conference calls, various regional meetings conducted with franchisees throughout the year and ongoing communications from franchise business directors and international business directors in the field. Monthly webcasts are also conducted by the Company to discuss current operational, marketing or other issues affecting the franchisees’ business. We are committed to communicating with our franchisees and receiving input from them.

Industry and Competition

The United States Quick Service Restaurant pizza industry (“QSR Pizza”) is mature and highly competitive with respect to price, service, location, food quality and variety. There are well-established competitors with substantially greater financial and other resources than Papa John’s. The category is largely fragmented and competitors include international, national and regional chains, as well as a large number of local independent pizza operators. Some of our competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where we compete. According to industry sources, domestic QSR Pizza category sales, which includes dine-in, carry-out and delivery, totaled approximately $32.5 billion in 2013, or a decrease of 0.2% from the prior year.

With respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts. In general, there is also active competition for management personnel and attractive commercial real estate sites suitable for our restaurants.

Government Regulation

We, along with our franchisees, are subject to various federal, state and local laws affecting the operation of our respective businesses. Each Papa John’s restaurant is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Our QC Centers are licensed and subject to regulation by state and local health and fire codes, and the operation of our trucks is subject to Department of Transportation regulations. We are also subject to federal and state environmental regulations. In addition, our domestic system-wide restaurant operations are subject to various federal and state laws governing such matters as minimum wage requirements, benefits, working conditions, citizenship requirements, and overtime.

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. The laws of several states also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. State laws that regulate the franchisor-franchisee relationship presently exist in a significant number of states and bills have been introduced in Congress from time to time that would provide for federal regulation of the U.S. franchisor-franchisee relationship in certain respects if such bills were enacted. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. Further, national, state and local government regulations or initiatives, including health care legislation, “living wage,” menu labeling, or other current or proposed regulations and increases in minimum wage rates affect Papa John’s as well as others within the restaurant industry. As we expand internationally, we are subject to applicable laws in each jurisdiction where franchised units are established.

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

Employees

As of December 29, 2013, we employed approximately 20,700 persons, of whom approximately 18,000 were restaurant team members, approximately 900 were restaurant management personnel, approximately 700 were corporate personnel and approximately 1,100 were QC Center and Preferred personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members is covered by a collective bargaining agreement. We consider our team member relations to be good.

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

We face competition from other food industry competitors, and our results of operations can be negatively impacted by the actions of one or more of our competitors.

The QSR Pizza category and the restaurant industry in general are intensely competitive, and there are many well-established competitors with substantially greater financial and other resources than the Papa John’s system. Some of these competitors have been in existence for a substantially longer period than

Papa John’s and may be better established in the markets where restaurants operated by us or our franchisees are, or may be, located. Demographic trends, traffic patterns, the type, number and location of competing restaurants, and changes in pricing or other marketing initiatives or promotional strategies, including new product and concept developments, by one or more of our major competitors can have a rapid and adverse impact on our sales and earnings and our system-wide restaurant operations. Such an adverse impact could also be caused or exacerbated if our marketing incentives or new product offerings are not effective in driving sales or if we have insufficient funds to support effective advertising programs for our system.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Changes in consumer preferences and trends (for example, changes in dietary preferences that could cause consumers to avoid pizza in favor of foods that are perceived as healthier, lower-calorie or otherwise based on their nutritional content) could adversely affect our restaurant business. Also, our success depends to a significant extent on numerous factors affecting consumer confidence and discretionary consumer income, including higher tax rates domestically or in international markets, and adverse economic conditions such as continued high levels of unemployment, high fuel and energy costs and reduced access to credit. Such factors could cause consumers to spend less on food or shift to lower-priced products. Further adverse changes in these factors could reduce sales or inhibit our ability to increase pricing, either of which could materially adversely affect our results of operations.

Food safety and quality concerns may negatively impact our business and profitability.

Incidents or reports of food- or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures or improper employee conduct at our restaurants could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation and a decrease in customer traffic resulting from these reports could negatively impact our revenues and profits. Similar incidents or reports occurring at quick service restaurants unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.

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

Our success depends on the differentiation of our brand and maintaining the value and quality reputation of our brand, and any damage to consumers’ perception of our brand may negatively impact our business and profitability.

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

Our growth strategy depends on the Company’s and our franchisees’ ability to open new restaurants and to operate them on a profitable basis. We may fail to attract new qualified franchisees or existing franchisees may close underperforming locations. Planned growth targets and the ability to operate new and existing restaurants profitably are affected by economic, regulatory and competitive conditions and consumer buying habits. Increased commodity or operating costs, including, but not limited to, employee compensation and benefits or insurance costs, could slow the rate of new store openings or increase the number of store closings. Our business is susceptible to adverse changes in local, national and global economic conditions, which could make it difficult for us to meet our growth targets. Additionally, we or our franchisees may face challenges securing financing, finding suitable store locations at acceptable terms or securing required domestic or foreign government permits and approvals.

Our franchisees remain dependent on the availability of financing to remodel or renovate existing locations or construct and open new restaurants. The reduced availability of credit has required, and may continue to require, the Company to provide financing to certain franchisees and prospective franchisees in order to mitigate store closings or allow new units to open. If we are unable or unwilling to provide such financing, we may experience slower than expected new restaurant openings and our results of operations may be adversely impacted. To the extent we provide financing to franchisees in domestic and international markets, our results could be negatively impacted by the credit performance of our franchisee loans, particularly if our franchisees encounter worsening economic or political conditions in their markets.

If we do not meet our growth targets or the expectations of the market for net restaurant openings, our stock price could decline.

Our results of operations and the operating results of our franchisees may be adversely impacted by increases in the cost of food ingredients and other commodities.

We are exposed to ongoing commodity volatility, and an increase in the cost, or sustained high levels of the cost, of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations, particularly if we are unable to increase the selling price of our products to offset costs. Cheese, historically representing 35% to 40% of our food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in fuel, utility, and insurance costs could adversely affect the profitability of our restaurant and QC Center businesses. Most of the factors affecting costs are beyond our control, and we may not be able to pass along these costs to our customers or franchisees Our domestic franchisees buy substantially all of their food products from our QC Center business.

Our dependence on a sole supplier or a limited number of suppliers for some ingredients could result in disruptions to our business.

Domestic restaurants purchase substantially all food and related products from our QC Centers. Domestically, we are dependent on sole suppliers for our cheese and flour products, and internationally we are dependent on a sole supplier for substantially all our cheese. Alternative sources may not be available on a timely basis to supply these key ingredients or be available on terms as favorable to us as under our current arrangements. Our corporate and franchised restaurants could also be harmed by a prolonged disruption in the supply of products from or to our QC Centers due to weather, crop disease, interruption of service by carriers and other events beyond our control. Insolvency of key suppliers could also cause similar business interruptions and negatively impact our business.

Changes in purchasing practices by our domestic franchisees could harm our commissary business.

Although our domestic franchisees currently purchase substantially all food products from our QC Centers, they are only required to purchase tomato sauce, dough and other items we may designate as proprietary or integral to our system from our QC Centers. Any changes in purchasing practices by domestic franchisees, such as seeking alternative approved suppliers of ingredients or other food products, could adversely affect the financial results of our QC Centers and the Company.

Our international operations are subject to increased risks and other factors that may make it more difficult to achieve or maintain profitability or meet planned growth rates.

Our international operations could be negatively impacted by changes in international economic, political and health conditions in the countries in which the Company or our franchisees operate. In addition, there are risks associated with differing business and social cultures and consumer preferences, diverse and sometimes uncertain or unstable government regulations and structures, limited availability and high cost of suitable restaurant locations, and difficulties in sourcing and importing high-quality ingredients and other commodities in a cost-effective manner. In addition, our international operations are subject to additional factors, including compliance with anti-corruption and other foreign laws, and various currency regulations and fluctuations. Accordingly, there can be no assurance that our international operations will maintain profitability or meet planned growth rates.

We are subject to numerous laws and regulations governing our workforce and our operations. Changes in these laws, including health care legislation and minimum wage increases or additional laws could increase costs for our system-wide operations.

Domestic system-wide restaurant operations are subject to federal and state laws governing such matters as wages, benefits, working conditions, citizenship requirements and overtime. A significant number of hourly personnel are paid at rates closely related to the federal and state minimum wage requirements. Accordingly, further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases above federal wage rates would increase labor costs for our domestic system-wide operations. Additionally, current conditions may make it easier for workers to form unions, potentially resulting in higher costs. Local government agencies have also implemented ordinances that restrict the sale of certain food or drink products. Compliance with additional government mandates, including menu labeling requirements, could increase costs and be harmful to system-wide restaurant sales.

The Affordable Care Act, enacted in 2010, requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We are evaluating the impact the law will have on our domestic operations, and although we cannot predict with certainty the financial impact of the legislation, we, like other industry competitors, expect that the requirement that we provide more extensive health benefits to employees than we currently provide, and/or fund a larger portion than previously funded, could negatively impact our results of operations once the legislation is fully implemented.

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

Any or all of the risks listed above could be even more harmful to the financial viability of our franchisees or could significantly impact the operating results of the Company in markets where we have a Company-owned presence, such as China. A decline in or failure to improve financial performance could lead to reduced new restaurant openings or unit closings at greater than anticipated levels and therefore adversely impact our ability to achieve our targets for growth and results of operations as well as have a negative impact on market share.

Our business and brand may be harmed should the services of our Founder, John Schnatter, as Chief Executive Officer, Chairman or brand spokesman terminate for any reason. Failure to effectively execute succession planning could harm our Company and brand.

John H. Schnatter, our Founder, Chairman and Chief Executive Officer, does not serve under an employment agreement and we do not maintain key man life insurance on Mr. Schnatter. We also depend on the continued availability of Mr. Schnatter’s image and his services as spokesman in our advertising and promotion materials. While we have entered into a license agreement with Mr. Schnatter related to the use of certain intellectual property related to his name, likeness and image, our business and brand may be harmed if Mr. Schnatter’s services were not available to the Company for any reason or the reputation of Mr. Schnatter were negatively impacted. In addition, failure to effectively execute succession planning could harm our Company and brand.

We may be required to resort to litigation to protect our intellectual property rights, which could negatively affect our results of operations.

We depend on our Papa John’s brand name and rely on a combination of trademarks, copyrights, service marks and similar intellectual property rights to protect and promote our brand. We believe the success of our business depends on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our brand, both domestically and abroad. We may not be able to adequately protect our intellectual property rights and we may be required to resort to litigation to enforce such rights. Litigation could result in high costs and diversion of resources, which could negatively affect our results of operations, regardless of the outcome.

Disruptions of our critical business or information technology systems could harm our ability to conduct normal business.

We rely heavily on information systems, including digital ordering solutions, through which over 45% of our domestic sales originate. We also rely heavily on point-of-sale processing in our restaurants for data collection and payment systems for the collection of cash, credit and debit card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends on the reliability and capacity of these technology systems. In addition, we anticipate that consumers will continue to have more options to place orders digitally, both domestically and internationally. Our failure to adequately invest in new technology, particularly our digital ordering capabilities, could cause us to lose our competitive advantage and have an adverse effect on our results.

Our systems could be damaged or interrupted by power loss through various technological failures or acts of God. In particular, we may experience occasional interruptions of our digital ordering solutions, which make online ordering unavailable or slow to respond, negatively impacting sales and the experience of our customers. If our digital ordering solutions do not perform with adequate speed, our customers may be less inclined to return to our digital ordering solutions, as frequently or at all. If our systems do not operate properly, we may need to upgrade or replace these systems, which could require material capital investment from us and our franchisees. Part of our technology infrastructure is specifically designed for us and our operational systems, which could cause unexpected costs, delays or inefficiencies when infrastructure upgrades are needed. If we experience prolonged and widespread technological difficulties with the planned rollout of our upgraded POS system, “FOCUS,” our domestic corporate and franchise operations could be disrupted, adversely impacting sales. Significant portions of our technology infrastructure are provided by third parties, and the performance of these systems is largely beyond our control. Failure of our third party systems, and backup systems, to adequately perform, particularly as our online sales grow, could harm our business and the satisfaction of our customers. In addition, we may not have or be able to obtain adequate protection or insurance to mitigate the risks of these events or compensate for losses related to these events, which could damage our business and reputation and be expensive and difficult to remedy or repair.

We may incur significant costs resulting from a security breach, including a breach of confidential customer information from our digital ordering business.

We are subject to a number of privacy and data protection laws and regulations. Our business requires the collection and retention of large volumes of internal and customer data, including credit card data and other personally identifiable information of our employees and customers housed in the various information systems we use. The integrity and protection of that customer, employee and Company data is critical to us. Although we take significant steps to prevent security breaches such as theft of customer and Company information, failure to prevent fraud or security breaches could harm our business and revenues due to the reputational damage to our brand. Such a breach could also result in litigation, penalties, and other significant costs to us and have a material adverse effect on our financial results.

We have been and will continue to be subject to various types of litigation, including collective and class action litigation, which could subject us to significant damages or other remedies.

We and our restaurant industry competitors are subject to the risk of litigation from various parties, including vendors, customers, franchisees and employees. We are involved in a number of lawsuits, claims, investigations, and proceedings consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. We are currently a defendant in a case containing collective and class action allegations. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated. We evaluate all of the claims and proceedings involving us to assess the expected outcome and where possible we estimate the amount of potential losses to us. In many cases, particularly collective and class action cases, we may not be able to estimate the amount of potential losses and/or our estimates may prove to be insufficient. These assessments are made by management based on the information available at the time made and require the use of a significant amount of judgment, and actual outcomes or losses may materially differ. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact earnings. Further, we may not be able to obtain adequate insurance to protect us from these types of litigation matters or extraordinary business losses.

We may be subject to impairment charges.

Impairment charges are possible if our subsidiaries located in the United Kingdom (“PJUK”) and China or previously acquired domestic restaurants perform below our expectations. This could result in a decrease in our reported asset value and reduction in our net income.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 29, 2013, there were 4,428 Papa John’s restaurants system-wide. The following tables provide the locations of our restaurants. We define “North America” as the United States and Canada and “domestic” as the contiguous United States.

North America Restaurants:

	Company	Franchised	Total
Alabama	—	79	79
Alaska	—	6	6
Arizona	39	36	75
Arkansas	—	24	24
California	—	210	210
Colorado	25	24	49
Connecticut	—	16	16
Delaware	—	15	15
District of Columbia	—	11	11
Florida	47	227	274
Georgia	89	62	151
Hawaii	—	14	14
Idaho	—	11	11
Illinois	6	116	122
Indiana	41	84	125
Iowa	—	25	25
Kansas	13	21	34
Kentucky	43	70	113
Louisiana	—	61	61
Maine	—	7	7
Maryland	60	40	100
Massachusetts	—	19	19
Michigan	—	45	45
Minnesota	33	17	50
Mississippi	—	32	32
Missouri	41	32	73
Montana	—	10	10
Nebraska	—	17	17

North America Restaurants (continued):

	Company	Franchised	Total
Nevada	—	23	23
New Hampshire	—	2	2
New Jersey	—	79	79
New Mexico	—	16	16
New York	—	124	124
North Carolina	85	81	166
North Dakota	—	5	5
Ohio	—	157	157
Oklahoma	—	30	30
Oregon	—	14	14
Pennsylvania	—	97	97
Rhode Island	—	5	5
South Carolina	6	58	64
South Dakota	—	12	12
Tennessee	30	79	109
Texas	81	173	254
Utah	—	32	32
Vermont	—	1	1
Virginia	26	112	138
Washington	—	54	54
West Virginia	—	22	22
Wisconsin	—	27	27
Wyoming	—	8	8
Total U.S. Papa John’s Restaurants	665	2,542	3,207
Canada	—	79	79
Total North America Papa John’s Restaurants	665	2,621	3,286

International Restaurants:

Azerbaijan	—	2	2
Bahrain	—	19	19
Cayman Islands	—	2	2
Chile	—	23	23
China	58	144	202
Colombia	—	20	20
Costa Rica	—	18	18
Cyprus	—	8	8
Dominican Republic	—	11	11
Ecuador	—	14	14
Egypt	—	21	21
El Salvador	—	14	14
Guam	—	2	2
Guatemala	—	2	2
India	—	20	20
Ireland	—	53	53
Jordan	—	7	7
Kuwait	—	28	28
Lebanon	—	3	3
Malaysia	—	25	25

International Restaurants (continued):

	Company	Franchised	Total
Mexico	—	67	67
Nicaragua	—	2	2
Oman	—	7	7
Panama	—	6	6
Peru	—	25	25
Philippines	—	15	15
Puerto Rico	—	16	16
Qatar	—	14	14
Russia	—	65	65
Saudi Arabia	—	14	14
South Korea	—	81	81
Trinidad	—	6	6
Turkey	—	16	16
United Arab Emirates	—	33	33
United Kingdom	—	246	246
Venezuela	—	35	35
Total International Papa John’s Restaurants	58	1,084	1,142

Note: Company-owned Papa John’s restaurants include restaurants owned by majority-owned subsidiaries. There were 191 such restaurants at December 29, 2013 (25 in Colorado, 26 in Maryland, 33 in Minnesota, 81 in Texas, and 26 in Virginia).

Most Papa John’s Company-owned restaurants are located in leased space. The initial term of most domestic restaurant leases is generally five years with most leases providing for one or more options to renew for at least one additional term. Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities. Additionally, we lease our Company-owned restaurant sites in Beijing and North China. At December 29, 2013, we leased and subleased to franchisees in the United Kingdom 168 of the 246 franchised Papa John’s restaurant sites. The initial lease terms on the franchised sites are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment under approximately 30 lease arrangements, primarily associated with Perfect Pizza restaurant sites.

Seven of our ten domestic QC Centers are located in leased space, including the following locations: Raleigh, NC; Denver, CO; Phoenix, AZ; Des Moines, IA; Portland, OR; Pittsburgh, PA; and Cranbury, NJ.  Our remaining three locations are in buildings we own, located in: Orlando, FL; Dallas, TX; and Louisville, KY. Additionally, our corporate headquarters and our printing operations are located in Louisville, KY in buildings owned by us. Internationally, we own a full-service QC Center in the United Kingdom and lease office space near London. We also lease our QC Centers and office space in Beijing, China and Mexico City, Mexico.

Item 3.  Legal Proceedings

The Company is involved in a number of lawsuits, claims, investigations and proceedings, including those specifically identified below, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Accounting Standards Codification (“ASC”) 450, “Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

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

In February 2013, the parties tentatively agreed to the financial terms of a settlement of the litigation. The court preliminarily approved the terms in June 2013 and granted final approval of the settlement and fee award in October 2013, following the close of the claims period. The actual settlement cost was $2.9 million, and all settlement and fee payments were made in 2013.

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective action filed in August 2009 in the United States District Court, Eastern District of Missouri, alleging that delivery drivers were not reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act. Approximately 3,900 drivers out of a potential class size of 28,800 have opted into the action. Additionally, in late December 2013, the District Court granted a motion for class certification in five additional states, which could add an additional 5,000 to 10,000 plaintiffs to the case.

We intend to vigorously defend against all claims in this lawsuit. However, given the inherent uncertainties of litigation, the outcome of this case cannot be predicted and the amount of any potential loss cannot be reasonably estimated. A negative outcome in this case could have a material adverse effect on the Company.

Item 4.  Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John’s:

Name	Age (a)	Position	First Elected Executive Officer

John H. Schnatter	52	Founder, Chairman and Chief Executive Officer	1985

Anthony N. Thompson	47	President and Chief Operating Officer	2009

Robert C. Kraut	54	Senior Vice President and Chief Marketing Officer	2013

Timothy C. O’Hern	50	Senior Vice President and Chief Development Officer	2005

Steve M. Ritchie	39	Senior Vice President, Global Operations & Global Operations Support and Training	2012

Lance F. Tucker	44	Senior Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer	2011

(a) Ages are as of January 1, 2014.

John H. Schnatter created the Papa John’s concept and started operations in 1984. He currently serves as Founder, Chairman and Chief Executive Officer. He previously served as Interim Chief Executive Officer from December 2008 to April 2009, Executive Chairman of the Company from 2005 until May 2007, as Chairman of the Board and Chief Executive Officer from 1990 until 2005, and as President from 1985 to 1990 and from 2001 until 2005.

Anthony N. Thompson was appointed President in August 2013 and Chief Operating Officer in July 2012, after previously serving as Executive Vice President, Global Operations since July 2011. Mr. Thompson has served as President, PJ Food Service since May 2010. Mr. Thompson joined Papa John’s in 2006 and has held the positions of Executive Vice President, North American Operations from December 2010 to July 2011, Senior Vice President, PJ Food Service from 2009 to May 2010 and Vice President, QCC Operations from 2006 to 2009. Prior to joining Papa John’s, Mr. Thompson worked for the Scotts Company for six years as Plant Manager, Director of Marysville Operations and Director of Lawn and Controls Operations. Before joining the Scotts Company, Mr. Thompson spent four years with Conagra Grocery Products Company and seven years in various roles with Gulf Coast Coca Cola.

Robert C. Kraut was appointed Senior Vice President and Chief Marketing Officer in October 2013. From 2010 until June 2013, Mr. Kraut served as Senior Vice President of Brand Marketing and Advertising at Arby’s Restaurant Group. From 2006 until 2009, Mr. Kraut served as Vice President of Marketing Communications for Pizza Hut, Inc. Before joining Pizza Hut, Mr. Kraut held various marketing and advertising positions at General Motors.

Timothy C. O’Hern was appointed Senior Vice President and Chief Development Officer in July 2012. He previously served as Senior Vice President, Development since June 2009, a position he previously held from 2005 until 2007. From 2002 until 2005 and from 2007 until 2009, he managed the operations of a Papa John’s franchisee in which he has an ownership interest. Prior to his departure from Papa John’s in 2002, Mr. O’Hern held various positions, including Vice President of Global Development from February 2001 to 2002, Vice President of U.S. Development from March 1997 to February 2001, Director of Franchise Development from December 1996 to March 1997 and Construction Manager from November 1995 to December 1996. He has been a franchisee since 1993.

Steve M. Ritchie was appointed Senior Vice President, Global Operations & Global Operations Support and Training in May 2013. Mr. Ritchie is responsible for all aspects of restaurant operations, support and training for both Company-owned and franchised restaurants throughout the world. Mr. Ritchie has served in various capacities of increasing responsibility since joining Papa John’s in 1996, including Senior Vice President, North and Latin American Operations & Global OST from July 2012 to May 2013, Senior Vice President, North American Operations & Global OST from August 2011 until July 2012, Senior Vice President, Operations and Global OST from December 2010 until August 2011 and Vice President, Operations & Global OST from July 2010 until December 2010. Since 2006, he also has served as a franchise owner and operator of multiple units in the Company’s Midwest Division.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA. As of February 18, 2014, there were 805 record holders of common stock. However, there are significantly more beneficial owners of our common stock than there are record holders. The following table sets forth, for the quarters indicated, the high and low sales prices of our common stock, as reported by The NASDAQ Stock Market, and dividends declared per common share. All sales prices have been adjusted to reflect a two-for-one split of the Company’s outstanding shares of stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on December 12, 2013 to receive one additional share for every outstanding share of stock held on the record date. The stock dividend of approximately 21.0 million shares of stock was distributed on December 27, 2013.

2013	High	Low	Dividends Declared per Share
First Quarter	$31.16	$24.94	$—
Second Quarter	33.61	29.50	—
Third Quarter	36.20	32.78	0.125
Fourth Quarter	46.12	33.88	0.125

2012	High	Low	Dividends Declared per Share
First Quarter	$20.41	$18.13	$—
Second Quarter	25.23	18.28	—
Third Quarter	28.21	22.60	—
Fourth Quarter	27.34	23.21	—

Our Board of Directors declared a quarterly dividend of $0.125 per share on January 30, 2014 that was payable on February 21, 2014 to shareholders of record at the close of business on February 10, 2014.

We anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends is subject to declaration by our Board of Directors and will depend upon future earnings, results of operations, capital requirements, our financial condition and other relevant factors. There can be no assurance that the Company will continue to pay quarterly cash dividends.

Our Board of Directors has authorized the repurchase of up to $1.2 billion of common stock under a share repurchase program that began December 9, 1999, and expires December 31, 2014. Through December 29, 2013, a total of 103.0 million shares with an aggregate cost of $1.1 billion and an average price of $10.46 per share have been repurchased under this program. Subsequent to year-end, we acquired an additional 236,000 shares at an aggregate cost of $11.0 million. Approximately $110.9 million remained available under the Company’s share repurchase program as of February 18, 2014.

The following table summarizes our repurchase activity by fiscal period during the fourth quarter ended December 29, 2013, as adjusted for the two-for-one stock split, (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

09/30/2013 - 10/27/2013	146	$35.33	101,913	$166,143
10/28/2013 - 11/24/2013	1,034	$38.59	102,947	$126,246
11/25/2013 - 12/29/2013	101	$43.47	103,048	$121,875

The Company retired all common stock shares held in treasury as of October 29, 2013 in connection with the stock split.

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

Stock Performance Graph

The following performance graph compares the cumulative shareholder return of the Company’s common stock for the five-year period between December 28, 2008 and December 29, 2013 to (i) the NASDAQ Stock Market (U.S.) Index and (ii) a group of the Company’s peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places).  Management believes the companies included in this peer group appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The graph assumes the value of the investments in the Company’s common stock and in each index was $100 on December 28, 2008, and that all dividends were reinvested.

Item 6.  Selected Financial Data

The selected financial data presented for each of the fiscal years in the five-year period ended December 29, 2013, were derived from our audited consolidated financial statements. The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

	Year Ended (1)
	Dec. 29,	Dec. 30,	Dec. 25,	Dec. 26,	Dec. 27,
(In thousands, except per share data)	2013	2012	2011	2010	2009
	52 weeks	53 weeks	52 weeks	52 weeks	52 weeks
Income Statement Data
North America revenues:
Domestic Company-owned restaurant sales	$635,317	$592,203	$525,841	$503,272	$503,818
Franchise royalties (2)	81,692	79,567	73,694	69,631	62,083
Franchise and development fees	1,181	806	722	610	912
Domestic commissary sales	578,870	545,924	508,155	454,506	417,689
Other sales	53,322	51,223	50,912	51,951	54,045
International revenues:
Royalties and franchise and development fees (3)	21,979	19,881	16,327	13,265	11,780
Restaurant and commissary sales (4)	66,661	53,049	42,231	33,162	28,223
Total revenues	1,439,022	1,342,653	1,217,882	1,126,397	1,078,550
Operating income (5)	106,503	99,807	87,017	86,744	95,218
Investment income	589	750	755	875	629
Interest expense	(983)	(2,162)	(2,981)	(4,309)	(11,660)
Income before income taxes	106,109	98,395	84,791	83,310	84,187
Income tax expense	33,130	32,393	26,324	27,247	26,702
Net income before attribution to noncontrolling interests	72,979	66,002	58,467	56,063	57,485
Income attributable to noncontrolling interests (6)	(3,442)	(4,342)	(3,732)	(3,485)	(3,756)
Net income attributable to the Company	$69,537	$61,660	$54,735	$52,578	$53,729

Net income attributable to common shareholders	$68,497	$61,660	$54,735	$52,578	$53,729
Basic earnings per common share (7)	$1.58	$1.31	$1.09	$1.00	$0.97
Earnings per common share - assuming dilution (7)	$1.55	$1.29	$1.08	$0.99	$0.96
Basic weighted average common shares outstanding (7)	43,387	46,916	50,086	52,656	55,476
Diluted weighted average common shares outstanding (7)	44,243	47,810	50,620	52,936	55,818
Dividends declared per common share	$0.25	$—	$—	$—	$—

Balance Sheet Data
Total assets	$464,291	$438,408	$390,382	$417,492	$396,009
Total debt	157,900	88,258	51,489	99,017	99,050
Mandatorily redeemable noncontrolling interests (8)	10,786	11,837	11,065	9,972	10,960
Redeemable noncontrolling interests	7,024	6,380	3,965	3,512	3,215
Total stockholders’ equity	138,184	181,514	205,647	195,608	173,145

(1)              We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 2012 fiscal year consisted of 53 weeks and all other years above consisted of 52 weeks. The additional week resulted in additional revenues of approximately $21.5 million and additional income before income taxes of approximately $4.1 million, or $0.05 per diluted share for 2012.

(2)              North America franchise royalties were derived from franchised restaurant sales of $1.91 billion in 2013, $1.85 billion in 2012 ($1.82 billion on a 52 week basis), $1.71 billion in 2011, $1.62 billion in 2010, and $1.58 billion in 2009.

(3)              International royalties were derived from franchised restaurant sales of $460.0 million in 2013, $388.4 million in 2012 ($379.4 million on a 52 week basis), $320.0 million in 2011, $258.8 million in 2010, and $222.2 million in 2009.

(4)              Restaurant sales for international Company-owned restaurants were $22.7 million in 2013, $16.2 million in 2012, $12.4 million in 2011, $11.0 million in 2010, and $10.3 million in 2009.

(5)               The operating results include the consolidation of BIBP Commodities, Inc. (“BIBP”), which increased operating income approximately $21.4 million in 2010 (including a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay BIBP for past cheese purchases an amount equal to its accumulated deficit). BIBP increased operating income by $23.3 million in 2009 (break-even results in 2011 prior to dissolution).

(6)               Represents the noncontrolling interests’ allocation of income for our joint venture arrangements.

(7)               Adjusted to reflect a two-for-one stock split effected in the form of a stock dividend to stockholders of record on December 12, 2013.

(8)              Mandatorily redeemable noncontrolling interest is included in other long-term liabilities in the consolidated balance sheets.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At December 29, 2013, there were 4,428 Papa John’s restaurants in operation, consisting of 723 Company-owned and 3,705 franchised restaurants. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

New unit openings in 2013 were 386 as compared to 368 in 2012 and 321 in 2011 and unit closings in 2013 were 121 as compared to 88 in 2012 and 84 in 2011. We expect net unit growth of approximately 220 to 250 units during 2014. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies.

We continue to generate strong sales in our domestic Company-owned restaurants even in a very competitive environment. Average annual Company-owned sales for our most recent comparable restaurant base were $988,000 for 2013 (52-week year), compared to $953,000 for 2012 (53-week year) and $897,000 for 2011 (52-week year). Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable sales for domestic Company-owned restaurants increased 6.6% in 2013, 5.6% in 2012, and 4.1% in 2011.

We continue to be pleased with the ongoing growth in both our domestic and international franchise restaurant sales. The comparable sales for North America franchised units increased 3.1% in 2013, 2.9% in 2012 and 3.1% in 2011.  The comparable sales for International franchised units increased 7.5% in 2013, 7.1% in 2012 and 5.1% in 2011. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

We strive to obtain high-quality restaurant sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe these factors improve our image and brand awareness. The average cash investment for the 13 domestic traditional Company-owned restaurants opened during 2013 was approximately $280,000, compared to the $260,000 investment for the eight units opened in 2012, exclusive of land and any tenant improvement allowances we received. We also opened 11 Company-owned restaurants in China, with an average investment cost of approximately $225,000 which compares to $240,000 for the 20 restaurants opened in 2012, on a constant dollar basis.

Approximately 43% to 47% of our domestic revenues for the last three years were derived from sales to franchisees of various items including food and paper products, printing and promotional items, risk management services and information systems equipment and software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.

Critical Accounting Policies and Estimates

The results of operations are based on our consolidated financial statements, which were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s significant accounting policies are more fully described in “Note 2” of “Notes to Consolidated Financial Statements.” Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations:

Allowance for Doubtful Accounts and Notes Receivable

We establish reserves for uncollectible accounts and notes receivable based on overall receivable aging levels and a specific evaluation of accounts and notes for franchisees and other customers with known financial difficulties. Balances are charged off against the allowance after recovery efforts have ceased.

Noncontrolling Interests

The Company had the following four joint ventures in which there are noncontrolling interests as of December 29, 2013:

Joint Venture	Redemption Feature	Location within the Consolidated Balance Sheet	Recorded value

Colonel’s Limited, LLC	Mandatorily redeemable	Other long-term liabilities	Redemption value
Star Papa, LP	Redeemable	Temporary equity	Carrying value
PJ Denver, LLC	Redeemable	Temporary equity	Redemption value
PJ Minnesota, LLC	No redemption feature	Permanent equity	Carrying value

Consolidated net income is required to be reported separately at amounts attributable to both to the parent and the noncontrolling interest. Disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements of income attributable to the noncontrolling interest holder.

See “Note 6” of “Notes to Consolidated Financial Statements” for additional information.

Stock Based Compensation

Compensation expense for equity grants is estimated on the grant date, net of projected forfeitures and is recognized over the vesting period (generally in equal installments over three years). Restricted stock is valued based on the market price of the Company’s shares on the date of grant. Stock options are valued using a Black-Scholes option pricing model.

Our specific assumptions for estimating the fair value of options include the following:

	2013	2012	2011

Assumptions (weighted average):
Risk-free interest rate	1.1%	1.1%	1.5%
Expected dividend yield	0.1%	0.0%	0.0%
Expected volatility	37.5%	37.8%	41.2%
Expected term (in years)	6.0	6.0	3.7

The risk-free interest rate for the periods within the contractual life of an option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield was estimated as the annual dividend divided by the market price of the Company’s shares on the date of grant. Expected volatility was estimated by using the Company’s historical share price volatility for a period similar to the expected life of the option. See “Note 18” of “Notes to Consolidated Financial Statements” for additional information.

Intangible Assets — Goodwill

We evaluate goodwill annually in the fourth quarter or whenever we identify certain triggering events or circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such tests are completed separately with respect to the goodwill of each of our reporting units.  We may perform a qualitative assessment or move directly to the quantitative assessment for any reporting unit in any period if we believe that it is more efficient or if impairment indicators exist.

We applied the qualitative assessment for our domestic Company-owned restaurants and China reporting unit, which is included in our international reporting segment.  As a result of our qualitative analysis, we determined that it was more-likely-than-not that the fair value of our domestic Company-owned restaurants and China reporting unit were greater than their carrying amounts. With respect to the reporting unit for our subsidiary located in the United Kingdom (“PJUK”), which represents $15.7 million of goodwill as of December 29, 2013, we bypassed the qualitative assessment and performed the two-step quantitative goodwill impairment test, which indicated the fair value significantly exceeded the carrying amount. The fair value was calculated using an income approach that projected net cash flow, with various growth assumptions, over a 10-year discrete period and a terminal value, which were discounted using appropriate rates. The selected discount rate considers the risk and nature of our PJUK reporting unit’s cash flow and the rates of return market participants would require to invest their capital in the PJUK reporting unit. See “Note 8” of “Notes to Consolidated Financial Statements” for additional information.

Subsequent to completing our annual qualitative and quantitative goodwill impairment tests, no indications of impairment were identified.

Insurance Reserves

Our insurance programs for workers’ compensation, general liability, owned and non-owned automobiles, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels. Losses are accrued based upon undiscounted estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims differ significantly from historical trends used to estimate the insurance reserves recorded by the Company. See “Note 12” of “Notes to Consolidated Financial Statements” for additional information.

Deferred Income Tax Accounts and Tax Reserves

Papa John’s is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining Papa John’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of December 29, 2013, we had a net deferred income tax liability of approximately $6.7 million.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized a decrease of $909,000 and $711,000 in income tax expense associated with the finalization of certain income tax issues in 2013 and 2011, respectively. In 2012, we recognized additional income tax expense of approximately $305,000. See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.

Fiscal Year

The Company follows a fiscal year ending on the last Sunday of December, generally consisting of 52 weeks made up of four 13-week quarters. The 13-week quarters consist of two four-week periods followed by one five-week period. Our 2013 and 2011 fiscal years consisted of 52 weeks while our 2012 fiscal year consisted of 53 weeks, including a six-week period in the fourth quarter. The additional week in 2012 resulted in additional revenues of approximately $21.5 million and additional income before income taxes of $4.1 million, or $0.05 per diluted common share.

Two-for-One Stock Split

The Company completed a two-for-one stock split of the Company’s outstanding shares of stock in December 2013 effected in the form of a stock dividend. Shareholders of record on December 12, 2013 received one additional share for each outstanding share of stock held on the record date. The stock dividend was distributed effective December 27, 2013. All share and per-share amounts have been adjusted to reflect the stock split.

Items Impacting Comparability; Non-GAAP Measures

The following table reconciles our financial results as reported under GAAP to certain non-GAAP measures. We present these non-GAAP measures to adjust for certain items which we believe impact the comparability of our results of operations.

	Year Ended
	Dec. 29,	Dec. 30,	Dec. 25,
(In thousands, except per share amounts)	2013	2012	2011

Total revenues, as reported	$1,439,022	$1,342,653	$1,217,882
53rd week of operations (a)	—	(21,500)	—
Total revenues, as adjusted	$1,439,022	$1,321,153	$1,217,882

Income before income taxes, as reported	$106,109	$98,395	$84,791
53rd week of operations (a)	—	(4,145)	—
Incentive Contribution (b)	(1,000)	2,971	—
Income before income taxes, as adjusted	$105,109	$97,221	$84,791

Net income, as reported	$69,537	$61,660	$54,735
53rd week of operations (a)	—	(2,634)	—
Incentive Contribution (b)	(660)	1,955	—
Net income, as adjusted	$68,877	$60,981	$54,735

Earnings per diluted common share, as reported	$1.55	$1.29	$1.08
53rd week of operations (a)	—	(0.05)	—
Incentive Contribution (b)	(0.02)	0.04	—
Earnings per diluted common share, as adjusted	$1.53	$1.28	$1.08

(a)         The Company follows a fiscal year ending on the last Sunday of December, generally consisting of 52 weeks made up of four 13-week quarters. In 2012, the Company’s fiscal year consisted of 53 weeks, with the additional week added to the fourth quarter (14 weeks) results. The 2012 impact of the 53rd week on income before income taxes was an increase of $4.1 million, or $0.05 earnings per diluted common share.

(b)         In connection with a new multi-year supplier agreement, the Company received a $5.0 million supplier marketing payment in 2012. The Company is recognizing the supplier marketing payment evenly as income over the five-year term of the agreement ($1.0 million per year). In 2012, the Company contributed the supplier marketing payment to the Papa John’s Marketing Fund (“PJMF”), an unconsolidated nonstock corporation designed to operate at break even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. The Company’s contribution to PJMF was fully expensed in 2012.

PJMF elected to distribute the $5.0 million supplier marketing payment to the domestic system as advertising credits in 2012. Our domestic Company-owned restaurants’ portion of the advertising credits resulted in an increase in income before income taxes of approximately $1.0 million in 2012.

The overall impact of these transactions described above, which are collectively defined as the “Incentive Contribution,” was an increase in income before income taxes of approximately $1.0 million in 2013 (or an increase in diluted earnings per common share of approximately $0.02) and a reduction in income before income taxes of approximately $3.0 million in 2012 (or a reduction to diluted earnings per share of approximately $0.04)

The non-GAAP results shown above, which exclude the items impacting comparability, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting the financial information without these items is important for purposes of comparison to prior year results and analyzing each segment’s operating results. In addition, management uses these non-GAAP measures to allocate resources, and analyze trends and underlying operating performance. Annual cash bonuses, and certain long-term incentive programs for various levels of management, are based on financial measures that exclude the Incentive Contribution. See “Results of Operations” for further analysis regarding the impact of these items.

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

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended (1)
	Dec. 29,	Dec. 30,	Dec. 25,
	2013	2012	2011
	52 weeks	53 weeks	52 weeks
Income Statement Data:
North America revenues:
Domestic Company-owned restaurant sales	44.2%	44.1%	43.2%
Franchise royalties	5.7	5.9	6.1
Franchise and development fees	0.1	0.1	0.1
Domestic commissary sales	40.2	40.7	41.7
Other sales	3.7	3.8	4.2
International revenues:
Royalties and franchise and development fees	1.5	1.5	1.3
Restaurant and commissary sales	4.6	3.9	3.4
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic Company-owned restaurant cost of sales (2)	24.6	23.2	24.1
Domestic Company-owned restaurant operating expenses (2)	56.9	57.1	56.9
Domestic commissary cost of sales (3)	77.5	78.1	78.2
Domestic commissary operating expenses (3)	14.8	14.2	14.1
Other operating expenses (4)	90.0	88.7	91.0
International restaurant and commissary expenses (5)	84.9	84.6	84.5
General and administrative expenses	9.3	9.8	9.2
Other general expenses	0.5	0.6	0.8
Depreciation and amortization	2.4	2.4	2.7
Total costs and expenses	92.6	92.6	92.9
Operating income	7.4	7.4	7.1
Net interest expense	(0.1)	(0.1)	(0.1)
Income before income taxes	7.3	7.3	7.0
Income tax expense	2.3	2.4	2.2
Net income before attribution to noncontrolling interests	5.0	4.9	4.8
Income attributable to noncontrolling interests	(0.2)	(0.3)	(0.3)
Net income attributable to the Company	4.8%	4.6%	4.5%

	Year Ended (1)
	Dec. 29,	Dec. 30,	Dec. 25,
	2013	2012	2011
	52 weeks	53 weeks	52 weeks
Restaurant Data:
Percentage increase in comparable domestic Company-owned restaurant sales (6)	6.6%	5.6%	4.1%
Number of Company-owned restaurants included in the most recent full year’s comparable restaurant base	633	615	581
Average sales for Company-owned restaurants included in the most recent comparable restaurant base	$988,000	$953,000	$897,000

Papa John’s Restaurant Progression:
North America Company-owned:
Beginning of period	648	598	591
Opened	19	8	8
Closed	(2)	(3)	(1)
Acquired from franchisees	—	57	—
Sold to franchisees	—	(12)	—
End of period	665	648	598
International Company-owned:
Beginning of period	48	30	21
Opened	11	20	9
Closed	(1)	(2)	—
End of period	58	48	30
North America franchised:
Beginning of period	2,556	2,463	2,346
Opened	152	182	166
Closed	(87)	(44)	(49)
Acquired from Company	—	12	—
Sold to Company	—	(57)	—
End of period	2,621	2,556	2,463
International franchised:
Beginning of period	911	792	688
Opened	204	158	138
Closed	(31)	(39)	(34)
End of period	1,084	911	792
Total Papa John’s restaurants - end of period	4,428	4,163	3,883

(1)                     We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 2013 and 2011 fiscal years consisted of 52 weeks and the 2012 fiscal year consisted of 53 weeks. The additional week in 2012 resulted in additional revenues of approximately $21.5 million and additional income before income taxes of approximately $4.1 million, or $0.05 per diluted common share.

(2)                     As a percentage of domestic Company-owned restaurant sales.

(3)                     As a percentage of domestic commissary sales.

(4)                     As a percentage of other sales.

(5)                     As a percentage of international restaurant and commissary sales.

(6)                     Includes only Company-owned restaurants open throughout the periods being compared.

Results of Operations

2013 Compared to 2012

Discussion of Revenues.  Consolidated revenues increased $96.4 million, or 7.2%, to $1.44 billion in 2013, compared to $1.34 billion in 2012.  Revenues are summarized in the following table on a reporting segment basis. Alongside the GAAP financial statement data, we have included certain additional “non-GAAP” measures that the Company believes are important for purposes of comparing to prior year results and analyzing each segment’s revenue trends. Excluding the impact of the 53rd week of operations in 2012, which approximated $21.5 million, revenues increased 8.9%.

	Year Ended				Adjusted	Adjusted
	Dec. 29,	Dec. 30,		53rd	Increase-	Increase-
(In thousands)	2013	2012	Increase	Week	$ (*)	% (*)
	52 weeks	53 weeks
North America Revenues:
Domestic company-owned restaurant sales	$635,317	$592,203	$43,114	$10,600	$53,714	9.2%
Franchise royalties	81,692	79,567	2,125	1,400	3,525	4.5%
Franchise and development fees	1,181	806	375	—	375	46.5%
Domestic commissary sales	578,870	545,924	32,946	8,500	41,446	7.7%
Other sales	53,322	51,223	2,099	200	2,299	4.5%

International Revenues:
Royalties and franchise and development fees	21,979	19,881	2,098	150	2,248	11.4%
Restaurant and commissary sales	66,661	53,049	13,612	650	14,262	27.2%
Total Revenues	$1,439,022	$1,342,653	$96,369	$21,500	$117,869	8.9%

The increase in revenues in 2013 compared to 2012 was primarily due to the following:

•                  Domestic Company-owned restaurant sales increased $43.1 million, or 7.3%. Excluding the $10.6 million impact of the 53rd week in 2012, sales increased $53.7 million, or 9.2%, primarily due to an increase in comparable sales of 6.6% and the net acquisition of 50 restaurants in the Denver and Minneapolis markets from a franchisee in the second quarter of 2012.

•                  North America franchise royalty revenues increased $2.1 million, or 2.7%. Excluding the $1.4 million impact of the 53rd week in 2012, revenues increased approximately $3.5 million, or 4.5%, due to an increase in comparable sales of 3.1% and an increase in net franchise units over the prior year. This increase was slightly offset by reduced royalties attributable to the Company’s net acquisition of the 50 restaurants noted above.

•                  Domestic commissary sales increased $32.9 million, or 6.0%. Excluding the $8.5 million impact of the 53rd week in 2012, sales increased $41.4 million, or 7.7%, primarily due to higher commissary product volumes, primarily resulting from increases in the volume of restaurant sales, higher overall margins and increases in the prices of underlying commodities.

•                  International royalties and franchise and development fees increased $2.1 million or 10.6%. Excluding the $150,000 impact of the 53rd week in 2012, royalties and fees increased $2.2 million, or 11.4%. This was primarily due to an increase in units and comparable sales of 7.5%.

•                  International restaurant and commissary sales increased $13.6 million, or 25.7%. Excluding the $650,000 impact of the 53rd week in 2012, sales increased $14.3 million, or 27.2%. The increase was primarily due to an increase in China Company-owned restaurant sales due to an increase in units. In addition, we are no longer consolidating China one month in arrears, which puts China on the same reporting cycle as our Domestic operations. The inclusion of the additional month of operations in fiscal 2013 resulted in $2.1 million of incremental revenues and an incremental loss before income taxes of $215,000, which is not material to our consolidated financial statements.

United Kingdom commissary revenues also increased due to both an increase in units and higher comparable sales.

Discussion of Operating Results

Our income before income taxes totaled $106.1 million in 2013, as compared to $98.4 million in 2012, an increase of approximately $7.7 million. Income before income taxes is summarized in the following table on a reporting segment basis. Alongside the GAAP financial statement data, we have included certain additional “non-GAAP’ measures that the Company believes are  important for purposes of comparing to prior year results and analyzing each segment’s operating results.

	Year Ended				Incentive	Adjusted
	Dec. 29,	Dec. 30,	Increase/	53rd	Contribution	Increase/
(In thousands)	2013	2012	(Decrease)	Week (a)	(b)	(Decrease) (c)
	52 weeks	53 weeks

Domestic company-owned restaurants	$34,590	$38,114	$(3,524)	$1,609	$1,029	$(886)
Domestic commissaries	37,804	34,317	3,487	1,200	—	4,687
North America franchising	70,201	69,332	869	1,414		2,283
International	2,803	3,063	(260)	414	—	154
All others	3,490	2,889	601	215	—	816
Unallocated corporate expenses	(41,025)	(48,958)	7,933	(707)	(5,000)	2,226
Elimination of intersegment profits	(1,754)	(362)	(1,392)	—	—	(1,392)
Total income before income taxes	$106,109	$98,395	$7,714	$4,145	$(3,971)	$7,888

(a)         The 53rd week of operations increased income before income taxes by approximately $4.1 million in 2012. The “Adjusted Increase/(Decrease)” column eliminates the impact of the 53rd week so that the 52 weeks of 2013 can be compared to an equivalent 52 weeks in 2012.

(b)         Includes the $5.0 million of expense related to the 2012 Incentive Contribution to PJMF and the related benefit of a $1.0 million advertising credit from PJMF that was received by the Domestic Company-owned restaurants. The annual amortization of the $5.0 million ($1.0 million per year) is the same in both years presented. The “Adjusted Increase/(Decrease)” column eliminates the impact of the Incentive Contribution for comparability.

(c)          See “Items Impacting Comparability; Non-GAAP Measures” previously discussed for further information. The impact of the 53rd week in 2012 substantially offset the impact of the Incentive Contribution.

Changes in income before income taxes for 2013 in comparison to 2012 are summarized on a segment basis as follows:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes decreased $3.5 million. Excluding the 2012 impact of the 53rd week and the Incentive Contribution of approximately $2.6 million, income decreased $900,000 due to higher commodity costs of approximately $5.8 million, largely offset by incremental profits associated with higher comparable sales of 6.6%. Additionally, 2012 benefited from various supplier incentives of approximately $1.0 million.

•                  Domestic Commissary Segment. Domestic commissaries’ income before income taxes increased $3.5 million. Excluding the impact of the 53rd week in 2012 of approximately $1.2 million, income increased $4.7 million. The increase was primarily due to higher commissary product volumes, resulting from increased restaurant sales volumes from the previously noted increase in net units and comparable sales, and higher margins. The incremental profits from higher sales were somewhat offset by higher costs of approximately $1.4 million related to bringing distribution in house at certain of our commissaries from a third party provider.  In addition, we had one-time dough production start up costs at our New Jersey commissary of approximately $700,000 in 2013.

•                  North America Franchising Segment. North America franchising income before income taxes increased approximately $900,000 in 2013. Excluding the impact of the 53rd week in 2012 of approximately $1.4 million, income increased approximately $2.3 million due to the previously mentioned royalty revenue increase, partially offset by both an increase in incentives and a reduction in royalties attributable to the Company’s net acquisition of the 50 Denver and Minneapolis restaurants.

•                  International Segment. The international segment reported income before income taxes of approximately $2.8 million in 2013 compared to $3.1 million in 2012, a decrease of approximately $300,000. Excluding the 2012 impact of the 53rd week of approximately $400,000, income increased approximately $150,000. This increase was primarily due to the increase in units and comparable sales of 7.5%, which provided higher royalties. Additionally, United Kingdom results improved by approximately $1.0 million due to increased units and higher comparable sales. These increases were substantially offset by higher operating losses in our Company-owned China market of approximately $2.1 million, including $215,000 of incremental losses associated with the additional month of operations in the fourth quarter of 2013, as previously discussed. The losses in the China market include a reduction in operating results at our Company-owned restaurants, primarily associated with new stores, as well as write off costs associated with closing one location and the disposition of certain other assets. Additionally, 2013 reflects higher infrastructure and support costs to expand in this underpenetrated market. Based on prior experience in underpenetrated markets, some operating losses can occur as the business is being established.

•                  All Others Segment. The “All others” segment income increased approximately $600,000. Excluding the impact of the 53rd week in 2012 of approximately $200,000, income increased approximately $800,000. The increase was primarily due to an improvement in our online and mobile ordering (“eCommerce”) business due to higher online volumes. This increase was somewhat offset by reduced operating results at our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions (“Preferred”), due to reduced cost direct mail campaigns offered to our domestic franchised restaurants.

•                  Unallocated Corporate Segment.  Unallocated corporate expenses decreased $7.9 million. Excluding the impact of the 53rd week and the Incentive Contribution in 2012 of $5.7 million, expenses decreased $2.2 million. The components of unallocated corporate expenses excluding the 53rd week and the Incentive Contribution were as follows (in thousands):

	Year Ended	Year Ended
	December 29,	December 30,	Increase
	2013	2012	(Decrease)

General and administrative (a)	$34,819	$36,911	$(2,092)
Net interest expense (b)	482	1,476	(994)
Depreciation expense	6,845	7,193	(348)
Perfect Pizza lease obligation (c)	305	(135)	440
Other (income) (d)	(426)	(1,194)	768
Total unallocated corporate expenses	$42,025	$44,251	$(2,226)

(a)         The decrease in unallocated general and administrative costs was primarily due to 2012 including higher legal and professional fees of approximately $3.2 million, primarily associated with the Agne litigation reserves (see “Note 17” of “Notes to Consolidated Financial Statements” for additional information). In addition, management incentives, net of salary increases, were lower in 2013 by approximately $1.5 million. This was offset by various other general and administrative cost increases including higher travel, operator’s conference and information technology costs.

(b)         The decrease in net interest was primarily due to a decrease in the change in redemption value of a mandatorily redeemable noncontrolling interest in a joint venture, partially offset by higher interest costs on our line of credit due to both a higher average debt balance and a higher effective interest rate.

(c)          The Perfect Pizza lease obligation relates to rents, taxes and insurance associated with the former Perfect Pizza operations in the United Kingdom. See “Note 17” of “Notes to Consolidated Financial Statements” for additional information.

(d)         Other income was lower primarily due to higher expenses associated with our online customer loyalty program.

Diluted earnings per common share were $1.55 in 2013, compared to $1.29 in 2012, an increase of $0.26, or 20.2%. As previously discussed, the 2012 benefit of the 53rd week of operations was substantially offset by the impact of the Incentive Contribution. Diluted earnings per common share increased $0.12 due to the 7.5% reduction in weighted average shares outstanding.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $635.3 million for 2013 compared to $592.2 million for 2012. As previously noted, the 7.2% increase was primarily due to a 6.6% increase in comparable sales and the net acquisition of 50 restaurants in Denver and Minneapolis from a franchisee in the second quarter of 2012. Excluding the impact of the 53rd week in 2012 of $10.6 million, revenues increased 9.2%.

North America franchise sales increased 3.0% to $1.91 billion, from $1.85 billion in 2012, as domestic franchise comparable sales increased 3.1% and equivalent units increased 3.2%, somewhat offset by the impact of the 53rd week in 2012. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis. North America franchise sales are not included in our consolidated statements of income; however, our North America franchise royalty revenue is derived from these sales. North America franchise royalties were $81.7 million, representing an increase of 2.7% from the comparable period. As previously noted, this increase is due to the franchise comparable sales increase and an increase in units. Excluding the impact of the 53rd week in 2012 of $1.4 million, royalties increased 4.5%.

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

The comparable sales base and average weekly sales for 2013 and 2012 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Year Ended		Year Ended
	December 29, 2013		December 30, 2012
	Domestic Company- owned	North America Franchised	Domestic Company- owned	North America Franchised

Total domestic units (end of period)	665	2,621	648	2,556
Equivalent units	649	2,492	624	2,415
Comparable sales base units	633	2,263	615	2,190
Comparable sales base percentage	97.5%	90.8%	98.6%	90.7%
Average weekly sales - comparable units	$18,995	$15,171	$17,987	$14,870
Average weekly sales - total non-comparable units*	$12,167	$10,092	$12,604	$10,389
Average weekly sales - all units	$18,832	$14,704	$17,908	$14,453

*Includes 185 traditional units in 2013 and 215 in 2012 and 184 non-traditional units in 2013 and 158 in 2012.

North America franchise and development fees were approximately $1.2 million in 2013, or an increase of approximately $375,000 from 2012.

Domestic commissary sales increased 6.0% to $578.9 million in 2013, from $545.9 million in the prior year.  Excluding the impact of the 53rd week in 2012, the increase was 7.7%.  As previously discussed, the increase was primarily due to an increase in sales volumes, higher overall margins and increases in the prices of commodities. Our commissaries charge a fixed dollar mark-up on the cost of cheese. Cheese prices are based upon the block price, which increased to an average price of $1.76 per pound in 2013 from $1.69 per pound in 2012.

Other sales increased $2.1 million to $53.3 million in 2013. Excluding the impact of the 53rd week in 2012, the increase was $2.3 million, or 4.5%.  The increase primarily resulted from an increase in online fees due to higher online volumes.

International franchise restaurant sales were $460.0 million in 2013, compared to $388.4 million in 2012.  International franchise restaurant sales are not included in our consolidated statements of income; however, our international royalty revenue is derived from these sales. Total international revenues in our consolidated financial statements were $88.6 million for 2013 compared to $72.9 million in 2012, an increase of $15.7 million. This increase was primarily attributable to an increase in China Company-owned restaurant sales due to an increase in restaurants and an additional month of reported results, as previously discussed. Additionally, royalties and commissary sales increased due to an increase in franchised units and the 7.5% increase in comparable sales, calculated on a constant dollar basis. Our PJUK operations represented 48% of international revenues in 2013 and 51% in 2012 and our China Company-owned operations represented approximately 28% of international revenues in 2013 and 22% in 2012.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 18.5% in 2013 compared to 19.7% in 2012 (19.5% excluding the $1.0 million advertising credit from PJMF). The decrease of 1.2% consisted of the following differences:

•                  Cost of sales was 1.4% higher as a percentage of sales in 2013 due to both higher commodity costs of approximately $5.8 million, including cheese, dough and meats, as well as lower national promotion pricing. 2012 also included various supplier incentives, as previously noted.

•                  Salaries and benefits were 0.3% lower as a percentage of sales in 2013, primarily due to the benefit of higher sales volumes.

•                  Advertising and related costs as a percentage of sales were relatively flat year-over-year; 2012 included a $1.0 million advertising credit received from PJMF.

•                  Occupancy costs and other operating costs, on a combined basis as a percentage of sales, were relatively consistent (20.3% in 2013 and 20.4% in 2012).

Domestic commissary operating margin was 7.7% in both 2013 and 2012, with the following differences by income statement line:

•                  Cost of sales was 0.6% lower as a percentage of revenues in 2013 primarily due to pricing changes.

•                  Salaries and benefits as a percentage of revenues were relatively consistent (4.3% in 2013 and 4.1% in 2012).

•                  Other operating expenses were 0.4% higher as a percentage of revenues. This was primarily attributable to higher distribution and other operating costs related to bringing distribution in house for certain of our commissaries from a third party provider and the start up dough production costs at our New Jersey commissary, as previously discussed.

Other operating expenses as a percentage of other sales were 90.0% in 2013, compared to 88.7% in 2012. The higher operating expenses were primarily due to the impact of the reduced cost direct mail campaigns offered to our domestic franchised restaurants by Preferred.

International restaurant and commissary expenses were 84.9% in 2013 compared to 84.6% in 2012, as a percentage of total restaurant and commissary sales. The increase of 0.3% is primarily attributable to the higher operating expenses associated with our China Company-owned restaurant operations. As previously noted, our China Company-owned restaurant operations represented approximately 28% of international revenues in 2013 and 22% in 2012, an increase of 6%, and our PJUK operations represented 48% of international revenues in 2013, a decrease of 3%.

General and administrative expenses were $134.2 million, or 9.3% of revenues for 2013, as compared to $131.6 million, or 9.8% of revenues for 2012. The decrease as a percentage of sales was primarily the result of leverage from higher sales. Additionally, 2012 included approximately $3.3 million related to the previously discussed Agne text messaging class action, which increased the 2012 general and administrative expenses percentage by approximately 0.2%.

Other general expenses reflected net expense of $6.7 million in 2013, as compared to $8.3 million in 2012 as detailed below (in thousands):

			Increase
	2013	2012	(Decrease)

Supplier marketing payment (a)	$(1,000)	$4,000	$(5,000)
Franchise and development incentives and initiatives (b)	4,645	3,194	1,451
Disposition and impairment losses (c)	804	362	442
Pre-opening restaurant costs	458	321	137
Perfect Pizza lease obligation (d)	305	(135)	440
Other expense (e)	1,461	571	890
Total other general expenses	$6,673	$8,313	$(1,640)

(a)         See “Items Impacting Comparability; Non-GAAP Measures” above for further information about the Incentive Contribution.

(b)         Includes incentives provided to domestic franchisees for opening restaurants.

(c)          Disposition and impairment losses include costs associated with the disposition of certain systems and other equipment, which were higher in 2013.

(d)          The Perfect Pizza lease obligation relates to rents, taxes and insurance associated with the former Perfect Pizza operations in the United Kingdom.

(e)           The increase is primarily due to higher expenses associated with our online customer loyalty program.

Depreciation and amortization was $35.1 million, or 2.4% of revenues for 2013, as compared to $32.8 million, or 2.4% of revenues, for 2012.  The increase of $2.3 million is primarily due to higher deprecation for our domestic commissaries, primarily attributable to incremental depreciation related to the New Jersey dough production capital expenditures, and higher international depreciation costs primarily associated with the additional number of China Company-owned restaurants.

Net interest. Net interest expense consisted of the following (in thousands):

	Year Ended
	Dec. 29,	Dec. 30,	(Increase)
	2013	2012	Decrease

Interest expense - line of credit (a)	$(2,131)	$(1,114)	$(1,017)
Investment income	589	750	(161)
Change in redemption value of mandatorily redeemable noncontrolling interest in a joint venture (b)	1,148	(1,048)	2,196
Net interest (expense) income	$(394)	$(1,412)	$1,018

(a)         The increase in interest expense was due to a higher average outstanding debt balance and a higher effective interest rate.

(b)         See “Notes 2 and 6” of “Notes to Consolidated Financial Statements” for additional information.

Income Tax Expense.  Our effective income tax rate was 31.2% in 2013 compared to 32.9% in 2012. The lower tax rate in 2013 includes both higher levels of tax credits, including Work Opportunity Tax Credit and state and federal research and experimentation credits, as well as favorable nonrecurring settlements of specific state tax issues. We recognized a decrease of $909,000 in our 2013 income tax expense associated with the finalization of certain income tax issues while we recognized additional income tax expense in 2012 of approximately $305,000. See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.

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

•                  International Segment. The international segment reported income before income taxes of approximately $3.1 million in 2012 compared to a loss of approximately $165,000 in 2011. The improvement in operating results of $3.2 million was primarily due to increased royalties due to growth in the number of units and a comparable sales increase of 7.1%, and improved operating results in our United Kingdom commissary. The 53rd week of operations increased operating results by approximately $400,000 in 2012.

•                  All Others Segment. The “All others” segment reported operating income of approximately $2.9 million in 2012, representing an increase of approximately $3.3 million, as compared to the corresponding 2011 period. The increase was primarily due to an improvement in our online and mobile ordering (“eCommerce”) business. This improvement was somewhat offset by reduced operating results at our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions (“Preferred”).

•                  Unallocated Corporate Segment.  Unallocated corporate expenses increased $9.2 million in 2012, as compared to the prior year, including approximately $700,000 related to the 53rd week of operations. The components of unallocated corporate expenses were as follows (in thousands):

	Year Ended	Year Ended
	December 30,	December 25,	Increase
	2012	2011	(Decrease)

General and administrative (a)	$37,618	$24,807	$12,811
Supplier marketing payment (b)	4,000	—	4,000
Net interest expense	1,476	2,300	(824)
Depreciation expense	7,193	8,021	(828)
Franchise incentives and initiatives (c)	—	3,234	(3,234)
Perfect Pizza lease obligation (d)	(135)	832	(967)
Other (income) expense (e)	(1,194)	533	(1,727)
Total unallocated corporate expenses	$48,958	$39,727	$9,231

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

(b)         See “Items Impacting Comparability; Non-GAAP Measures” above for further information about the Incentive Contribution.

(c)          In 2011, we offered certain incentives to domestic franchisees for meeting certain sales targets, including driving comparable sales, transactions and online sales. Other incentives offered are included in the North America Franchising segment.

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

Diluted earnings per share were $1.29 in 2012, compared to $1.08 in 2011, an increase of $0.21, or 19.4%. The 2012 diluted earnings per share include the benefit of the 53rd week of operations ($0.05 per diluted share increase), which was substantially offset by the decrease of $0.04 per diluted share attributable to the Incentive Contribution. Diluted earnings per share increased $0.07 due to the reduction in weighted average shares outstanding (5.7% reduction).

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

North America franchise restaurant sales increased 7.9% to $1.85 billion, from $1.71 billion in 2011, as domestic franchise comparable sales increased 2.9% and equivalent units increased 3.6%. North America franchise restaurant sales are not included in our consolidated statements of income; however, our North America franchise royalty revenue is derived from these sales. North America franchise royalties were $79.6 million, representing an increase of 8.0% from the comparable period, including a $1.4 million, or

1.8% increase from the 53rd week of operations in 2012. The remaining increase in royalties was primarily due to the previously noted increase in franchise sales.

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

Domestic commissary sales increased 7.4% to $545.9 million in 2012, from $508.2 million in the prior comparable period. The increase was primarily due to higher commissary product volumes resulting from increases in the volume of restaurant sales. Our commissaries charge a fixed dollar mark-up on the cost of cheese. Cheese prices are based upon the block price, which decreased to an average price of $1.69 per pound in 2012 from the $1.80 per pound in 2011.

Other sales increased $300,000 to $51.2 million in 2012. The increase primarily resulted from an increase in online sales, partially offset by a decline in sales at Preferred.

International franchise restaurant sales were $388.4 million in 2012, compared to $320.0 million in 2011.  International franchise restaurant sales are not included in our consolidated statements of income; however, our international royalty revenue is derived from these sales. Total international revenues were $72.9 million for 2012 compared to $58.6 million in 2011, reflecting an increase in the number of Company-owned and franchised restaurants in addition to the 7.1% increase in comparable sales, calculated on a constant dollar basis. Our PJUK operations represented 51% of international revenues in both 2012 and 2011.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 19.7% in 2012 (19.5% excluding the $1.0 million advertising credit from PJMF) compared to 19.0% in 2011. The increase of 0.7% consisted of the following differences:

•                  Cost of sales was 0.9% lower as a percentage of sales in 2012 due to lower commodity costs, primarily cheese; 2012 also included various supplier incentives.

•                  Salaries and benefits were 0.5% higher as a percentage of sales in 2012, primarily due to higher bonuses paid to general managers.

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

Domestic commissary operating margin was 7.7% in both 2012 and 2011, with the following differences by line item:

•                  Cost of sales was 0.1% lower as a percentage of revenues in 2012, as compared to 2011 due to lower commodity costs, primarily cheese, which has a fixed-dollar markup.

•                  Salaries and benefits as a percentage of revenues were flat year-over-year.

•                  Other operating expenses were 0.1% higher as a percentage of revenues in 2012, as compared to 2011.

Other operating expenses as a percentage of other sales were 88.7% in 2012, compared to 91.0% in 2011. The lower operating expenses were primarily due to an improvement in online results, due to both higher online fees and higher online sales volumes.

International operating expenses were relatively consistent at 84.6% of international restaurant and commissary sales in 2012 as compared to 84.5% in 2011. The most significant change versus the prior year was an increase in operating expenses primarily associated with the new Company-owned restaurants in China (approximate 2.0% increase). This increase was substantially offset by lower operating expenses in the United Kingdom (approximate 1.5% decrease) as a result of improved operating results primarily attributable to higher sales.

General and administrative expenses were $131.6 million, or 9.8% of revenues for 2012, as compared to $111.6 million, or 9.2% of revenues for 2011. The increase in general and administrative expenses of $20.0 million is primarily due to increases in legal costs of approximately $4.3 million, including estimated costs of $3.3 million associated with the tentative settlement of the Agne litigation, higher short-term management incentives of approximately $7.5 million, higher insurance costs of approximately $3.0 million, and higher costs related to our operators’ conference of $1.2 million. In addition, the 53rd week of operations in 2012 increased general and administrative expenses by approximately $700,000.

Other general expenses reflected net expense of $8.3 million in 2012, as compared to $9.8 million in 2011 as detailed below (in thousands):

			Increase
	2012	2011	(Decrease)

Supplier marketing payment (a)	$4,000	$—	$4,000
Franchise and development incentives and initiatives (b)	3,194	4,921	(1,727)
Provision for uncollectible accounts and notes receivable	826	379	447
Disposition and impairment losses (c)	362	1,745	(1,383)
Pre-opening restaurant costs	321	273	48
Perfect Pizza lease obligation (d)	(135)	832	(967)
Other (income) expense (e)	(255)	1,617	(1,872)
Total other general expenses	$8,313	$9,767	$(1,454)

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

Net interest. Net interest expense was approximately $1.4 million in 2012, compared to $2.2 million in 2011.  The decrease in net interest costs reflects a lower effective interest rate and a reduction in interest expense associated with a change in redemption value of noncontrolling interest in a joint venture whose noncontrolling interest is deemed mandatorily redeemable. See “Notes 2 and 6” of “Notes to Consolidated Financial Statements” for additional information.

Income Tax Expense.  Our effective income tax rate was 32.9% in 2012 compared to 31.0% in 2011. Our effective income tax rate may fluctuate for various reasons, including the settlement or resolution of specific federal and state issues. We recognized additional income tax expense in 2012 of approximately $305,000, associated with the reserving of certain income tax issues while we recognized a decrease of $711,000 in our 2011 income tax expense. See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.

Liquidity and Capital Resources

Our debt is comprised entirely of a revolving credit facility. The outstanding balance under this facility was $157.9 million as of December 29, 2013, $88.3 million as of December 30, 2012, and $51.5 million as of December 25, 2011. The increase in 2013 was primarily due to increased share repurchases.

In September 2010, we entered into a five-year, $175 million unsecured revolving credit facility, which was amended in November 2011 to extend the maturity date to November 30, 2016. On April 30, 2013, we amended and restated our revolving credit facility to increase the amount available for borrowing thereunder to $300 million and extend the maturity date to April 30, 2018. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The remaining availability under the revolving credit facility, reduced for outstanding letters of credit, was approximately $121.4 million as of December 29, 2013.

In August 2011, we entered into an interest rate swap agreement that resulted in a fixed rate of 0.53%, instead of the variable rate of LIBOR, with a notional amount of $50.0 million and a maturity date of August 2013. On December 31, 2012, we amended our interest rate swap agreement to extend the maturity date to December 30, 2015. The amendment resulted in a change to the fixed rate (to 0.56% from 0.53%) but did not impact the notional amount of the interest rate swap agreement. On July 30, 2013, we terminated the $50 million swap and entered into a new $75 million swap. The new swap has an interest rate of 1.42% and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. The termination of the previous swap did not have a material impact on our 2013 results. See “Note 9” of “Notes to Consolidated Financial Statements” for additional information.

Our credit facility contains affirmative and negative covenants, including the following financial covenants, as defined by the credit facility:

	Permitted Ratio	Actual Ratio for the Year Ended December 29, 2013

Leverage Ratio	Not to exceed 3.0 to 1.0	1.2 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.9 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of December 29, 2013.

Cash flow provided by operating activities was $101.4 million for 2013 as compared to $104.4 million in 2012. The reduction in 2013, as compared to 2012, is primarily due to working capital needs offset somewhat by higher net income. Cash flow provided by operating activities increased to $104.4 million in 2012 from $101.0 million in 2011, primarily due to higher net income and favorable working capital changes, including deferred income taxes.

The Company’s free cash flow for the last three years was as follows (in thousands):

	Year Ended
	Dec. 29,	Dec. 30,	Dec. 25,
	2013	2012	2011

Net cash provided by operating activities	$101,360	$104,379	$101,008
Purchase of property and equipment (a)	(50,750)	(42,628)	(29,319)
Free cash flow (b)	$50,610	$61,751	$71,689

(a)         The increased purchases of property and equipment in 2013 and 2012 primarily relate to expenditures on equipment for New Jersey dough production, technology investments, including our new domestic POS system, (“FOCUS”), and China new store builds.

(b)         We define free cash flow as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. See “Items Impacting Comparability; Non-GAAP Measures” for more information about this non-GAAP measure, its limitations and why we present free cash flow alongside the most directly comparable GAAP measure.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary facilities and equipment and the enhancement of corporate systems and facilities, including technological enhancements. Purchases of property and equipment amounted to $50.8 million, $42.6 million, and $29.3 million in 2013, 2012 and 2011, respectively, and are summarized by operating segment in “Note 20” of “Notes to Consolidated Financial Statements.”

We also require capital for share repurchases and the payment of cash dividends. The following is a summary of our common share repurchases, as adjusted for the stock split, for the last three years (in thousands, except average price per share):

Fiscal Year	Number of Shares Repurchased	Total Cash Paid	Average Price Per Share
2011	4,168	$65,323	$15.67
2012	4,552	$106,095	$23.31
2013	3,538	$118,569	$33.51

Subsequent to December 29, 2013, we acquired an additional 236,000 shares at an aggregate cost of $11.0 million. Approximately $110.9 million remained available under the Company’s share repurchase program as of February 18, 2014.

During the year ended December 29, 2013, we paid cash dividends of $10.8 million. Additionally, on January 30, 2014, our Board of Directors declared a first quarter 2014 cash dividend of $0.125 per share, or approximately $5.2 million. The dividend was paid on February 21, 2014 to shareholders of record as of the close of business on February 10, 2014. The declaration and payment of any future dividends will be at the discretion of the Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by the Board of Directors.

Contractual obligations and payments as of December 29, 2013 due by year are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Contractual Obligations:

Revolving line of credit (1)	$—	$—	$157,900	$—	$157,900
Interest payments (2)	2,389	4,778	3,186	—	10,353
Total debt	2,389	4,778	161,086	—	168,253
Operating leases	38,304	63,867	41,639	41,441	185,251
Total contractual obligations	$40,693	$68,645	$202,725	$41,441	$353,504

(1)         We utilize an interest rate swap to hedge against $75.0 million of our variable rate debt. The value of our interest rate swap was $76,000 at December 29, 2013 and was recorded in other long-term liabilities in the consolidated balance sheet.

(2)         Represents estimated interest payments on our revolving line of credit balance outstanding as of December 29, 2013. The interest payments assume the outstanding balance on our $300.0 million unsecured revolving line of credit will remain at $157.9 million until the maturity date of April 30, 2018. Interest payments are calculated based on LIBOR plus the applicable margin in effect at December 29, 2013, and considers the amended interest rate swap agreement in effect until April 30, 2018 (interest rate of 1.42%). The actual interest rates on our variable rate debt and the amount of our indebtedness could vary from those used to compute the above interest payments. See “Note 9” of “Notes to Consolidated Financial Statements” for additional information concerning our debt and credit arrangements.

The above table does not include the following:

•                  Unrecognized tax benefits of $2.7 million since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority.

•                  Redeemable and mandatorily redeemable noncontrolling interests of $17.8 million as we are not able to predict the timing of the redemptions.

Off-Balance Sheet Arrangements

The off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition are operating leases of Company-owned restaurant sites, QC Centers, office space and transportation equipment.

We guarantee leases for certain Papa John’s domestic franchisees, who purchased restaurants that were previously Company-owned, as well as approximately 30 leases in the United Kingdom in connection with the 2006 sale of our former Perfect Pizza operations. We are contingently liable on these leases. These leases have varying terms, the latest of which expires in 2018. As of December 29, 2013, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $2.7 million, net of amounts reserved of approximately $100,000 related to the Perfect Pizza operations. No liability has been recorded related to the other guarantees.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$20,710	$—	$—	$—	$20,710

We are party to standby letters of credit with off-balance sheet risk associated with our insurance programs. See “Notes 9, 12 and 17” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, contingent liabilities, resolution of litigation, commodity costs, profit margins, unit growth, capital expenditures, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-

looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

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

•                  increased risks associated with our international operations, including economic and political conditions in our international markets and difficulty in meeting planned sales targets and new store growth for our international operations, including our expansion into emerging or underpenetrated markets, such as China, where we have a Company-owned presence. Based on prior experience in underpenetrated markets, operating losses are likely to occur as the market is being established;

•                  increased employee compensation, benefits, insurance, tax rates, regulatory compliance and similar costs, including increased costs resulting from federal health care legislation;

•                  the credit performance of our franchise loan program;

•                  the impact of the resolution of current or future claims and litigation, and current or proposed legislation impacting our business;

•                  the impact of changes in currency exchange and interest rates;

•                  failure to effectively execute succession planning, and our reliance on the services of our Founder and Chief Executive Officer, who also serves as our brand spokesperson;

•                  disruption of critical business or information technology systems, and risks associated with data privacy and security breaches, including theft of Company and customer information. This would include the increased risk associated with the planned rollout of our new domestic POS system. If prolonged and widespread technological problems are experienced during the rollout, our domestic corporate and franchise operations could be disrupted, which could adversely impact sales.

These and other risk factors are discussed in detail in “Part I. Item 1A. — Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of a revolving credit facility. On April 30, 2013, we amended and restated our revolving credit facility to increase the amount available for borrowing thereunder to $300 million, from $175 million, and extend the maturity date to April 30, 2018. The outstanding balance under this facility was $157.9 million as of December 29, 2013 and $88.3 million as of December 30, 2012. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

We attempt to minimize interest risk exposure and to lower our overall borrowing costs for changes in interest rates through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.

In August 2011, we entered into an interest rate swap agreement that resulted in a fixed rate of 0.53%, instead of the variable rate of LIBOR, with a notional amount of $50.0 million and a maturity date of August 2013. On December 31, 2012, we amended our interest rate swap agreement to extend the maturity date to December 30, 2015. The amendment resulted in a change to the fixed rate (to 0.56% from 0.53%) but did not impact the notional amount of the interest rate swap agreement. On July 30, 2013, we terminated the $50 million swap and entered into a new $75 million swap. The new swap has an interest rate of 1.42% and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. The termination of the previous swap did not have a material impact on our 2013 results.

The effective interest rate on the revolving line of credit, including the impact of the interest rate swap agreement, was 1.5% as of December 29, 2013. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of December 29, 2013, including the impact of the interest rate swap, would increase interest expense by $829,000.

Foreign Currency Exchange Rate Risk

We do not enter into financial instruments to manage foreign currency exchange rates since only 6.2% of our total revenues are derived from sales to customers and royalties outside the United States.

Commodity Price Risk

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

The following table presents the actual average block price for cheese by quarter in 2013, 2012 and 2011. Also presented is the projected full-year 2014 average block price (based on the February 18, 2014 Chicago Mercantile Exchange cheese futures prices for 2014):

	2014	2013	2012	2011
	Projected	Block	Block	Block
	Market	Price	Price	Price

Quarter 1	$2.135	$1.662	$1.522	$1.695
Quarter 2	1.911	1.784	1.539	1.736
Quarter 3	1.851	1.740	1.750	2.006
Quarter 4	1.789	1.849	1.939	1.760
Full Year	$1.922	$1.759	$1.692	$1.799

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries as of December 29, 2013 and December 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and Subsidiaries at December 29, 2013 and December 30, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 25, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 25, 2014

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended
	December 29,	December 30,	December 25,
(In thousands, except per share amounts)	2013	2012	2011
North America revenues:
Domestic Company-owned restaurant sales	$635,317	$592,203	$525,841
Franchise royalties	81,692	79,567	73,694
Franchise and development fees	1,181	806	722
Domestic commissary sales	578,870	545,924	508,155
Other sales	53,322	51,223	50,912
International revenues:
Royalties and franchise and development fees	21,979	19,881	16,327
Restaurant and commissary sales	66,661	53,049	42,231
Total revenues	1,439,022	1,342,653	1,217,882
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	156,237	137,378	126,887
Salaries and benefits	173,316	163,260	142,093
Advertising and related costs	59,172	54,583	49,035
Occupancy costs	36,546	34,734	32,278
Other restaurant operating expenses	92,280	85,847	75,558
Total domestic Company-owned restaurant expenses	517,551	475,802	425,851
Domestic commissary expenses:
Cost of sales	448,693	426,531	397,323
Salaries and benefits	25,123	22,237	20,713
Other commissary operating expenses	60,526	55,266	50,932
Total domestic commissary expenses	534,342	504,034	468,968
Other operating expenses	48,011	45,455	46,316
International restaurant and commissary expenses	56,609	44,853	35,674
General and administrative expenses	134,228	131,591	111,608
Other general expenses	6,673	8,313	9,767
Depreciation and amortization	35,105	32,798	32,681
Total costs and expenses	1,332,519	1,242,846	1,130,865
Operating income	106,503	99,807	87,017
Investment income	589	750	755
Interest expense	(983)	(2,162)	(2,981)
Income before income taxes	106,109	98,395	84,791
Income tax expense	33,130	32,393	26,324
Net income before attribution to noncontrolling interests	72,979	66,002	58,467
Income attributable to noncontrolling interests	(3,442)	(4,342)	(3,732)
Net income attributable to the Company	$69,537	$61,660	$54,735

Calculation of income for earnings per share:
Net income attributable to the Company	$69,537	$61,660	$54,735
Increase in noncontrolling interest redemption value	(510)	—	—
Net income attributable to participating securities	(530)	—	—
Net income attributable to common shareholders	$68,497	$61,660	$54,735

Basic earnings per common share	$1.58	$1.31	$1.09
Earnings per common share - assuming dilution	$1.55	$1.29	$1.08

Basic weighted average common shares outstanding	43,387	46,916	50,086
Diluted weighted average common shares outstanding	44,243	47,810	50,620

Dividends declared per common share	$0.25	$—	$—

Supplemental data (see Note 16):
Revenues - affiliates	$3,259	$29,310	$28,078

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended
	December 29,	December 30,	December 25,
(In thousands)	2013	2012	2011

Net income before attribution to noncontrolling interests	$72,979	$66,002	$58,467
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,065	1,128	864
Interest rate swaps (1)	(51)	(114)	258
Defined benefit pension plan	—	45	(45)
Other comprehensive income (loss), before tax	1,014	1,059	1,077
Income tax effect:
Foreign currency translation adjustments	(394)	(1,110)	—
Interest rate swaps (2)	19	42	(93)
Defined benefit pension plan	—	(16)	16
Income tax effect	(375)	(1,084)	(77)
Other comprehensive income (loss), net of tax	639	(25)	1,000
Comprehensive income before attribution to noncontrolling interests	73,618	65,977	59,467
Comprehensive income, redeemable noncontrolling interests	(3,466)	(4,342)	(3,732)
Comprehensive income, nonredeemable noncontrolling interests	24	—	—
Comprehensive income attributable to the Company	$70,176	$61,635	$55,735

(1)         Amounts reclassified out of accumulated other comprehensive income (“AOCI”) into interest expense included $501, $150 and $341 for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively.

(2)         The income tax effects of amounts reclassified out of AOCI into interest expense were $185, $55 and $126 for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

	Years Ended
	December 29,	December 30,
(In thousands, except per share amounts)	2013	2012

Assets
Current assets:
Cash and cash equivalents	$13,670	$16,396
Accounts receivable (less allowance for doubtful accounts of $4,318 in 2013 and $3,057 in 2012)	52,919	43,585
Accounts receivable - affiliates (no allowance for doubtful accounts in 2013 and 2012)	284	1,062
Notes receivable (no allowance for doubtful accounts in 2013 and 2012)	3,566	4,577
Inventories	23,035	22,178
Deferred income taxes	8,004	10,279
Prepaid expenses	14,336	12,782
Other current assets	9,226	7,767
Total current assets	125,040	118,626
Net property and equipment	212,097	196,661
Notes receivable, less current portion (less allowance for doubtful accounts of $3,387 in 2013 and $5,028 in 2012)	13,239	12,536
Goodwill	79,391	78,958
Other assets	34,524	31,627
Total assets	$464,291	$438,408

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,653	$32,624
Income and other taxes payable	4,401	10,429
Accrued expenses and other current liabilities	57,807	60,528
Total current liabilities	97,861	103,581
Deferred revenue	5,827	7,329
Long-term debt	157,900	88,258
Deferred income taxes	14,660	10,672
Other long-term liabilities	42,835	40,674
Total liabilities	319,083	250,514

Redeemable noncontrolling interests	7,024	6,380

Stockholders’ equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 42,796 in 2013 and 74,176 in 2012)	428	742
Additional paid-in capital	137,552	280,534
Accumulated other comprehensive income	2,463	1,824
Retained earnings	41,297	356,461
Treasury stock (1,129 shares in 2013 and 29,694 shares in 2012, at cost)	(44,066)	(458,047)
Total stockholders’ equity, net of noncontrolling interests	137,674	181,514
Noncontrolling interests in subsidiaries	510	—
Total stockholders’ equity	138,184	181,514
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$464,291	$438,408

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity
Balance at December 26, 2010	50,878	$722	$245,019	$849	$240,066	$(291,048)	$—	$195,608
Net income attributable to the Company (1)	—	—	—	—	54,735	—	—	54,735
Other comprehensive income	—	—	—	1,000	—	—	—	1,000
Exercise of stock options	1,144	12	14,030	—	—	—	—	14,042
Tax effect of equity awards	—	—	(1,400)	—	—	—	—	(1,400)
Acquisition of Company common stock	(4,168)	—	—	—	—	(65,323)	—	(65,323)
Stock-based compensation expense	—	—	6,704	—	—	—	—	6,704
Issuance of restricted stock	184	—	(2,253)	—	—	2,253	—	—
Other	—	—	(11)	—	—	292	—	281
Balance at December 25, 2011	48,038	734	262,089	1,849	294,801	(353,826)	—	205,647
Net income attributable to the Company (1)	—	—	—	—	61,660	—	—	61,660
Other comprehensive income	—	—	—	(25)	—	—	—	(25)
Exercise of stock options	864	8	12,256	—	—	—	—	12,264
Tax effect of equity awards	—	—	933	—	—	—	—	933
Acquisition of Company common stock	(4,552)	—	—	—	—	(106,095)	—	(106,095)
Stock-based compensation expense	—	—	6,905	—	—	—	—	6,905
Issuance of restricted stock	132	—	(1,582)	—	—	1,582	—	—
Other	—	—	(67)	—	—	292	—	225
Balance at December 30, 2012	44,482	742	280,534	1,824	356,461	(458,047)	—	181,514
Net income attributable to the Company (1)	—	—	—	—	69,537	—	(24)	69,513
Other comprehensive income	—	—	—	639	—	—	—	639
Cash dividends paid	—	—	41	—	(10,751)	—	—	(10,710)
Exercise of stock options	570	6	6,859	—	—	—	—	6,865
Tax effect of equity awards	—	—	1,172	—	—	—	—	1,172
Acquisition of Company common stock	(3,536)	—	—	—	—	(118,569)	—	(118,569)
Retirement of Company common stock	—	(320)	(156,380)	—	(373,440)	530,140	—	—
Stock-based compensation expense	—	—	7,409	—	—	—	—	7,409
Issuance of restricted stock	138	—	(2,187)	—	—	2,187	—	—
Change in redemption value of noncontrolling interests	—	—	—	—	(510)	—	—	(510)
Reclassification from temporary equity to permanent equity	—	—	—	—	—	—	434	434
Contributions from noncontrolling interests	—	—	—	—	—	—	100	100
Other	13	—	104	—	—	223	—	327
Balance at December 29, 2013	41,667	$428	$137,552	$2,463	$41,297	$(44,066)	$510	$138,184

(1)         Net income to the Company at December 29, 2013, December 30, 2012 and December 25, 2011 excludes $3,442, $4,342 and $3,732, respectively, allocable to the noncontrolling interests for our joint venture arrangements.

At December 25, 2011, the accumulated other comprehensive income of $1,849 was comprised of unrealized foreign currency translation gains of $1,872, a net unrealized gain on the interest rate swap agreement of $6, offset by a $29 pension plan liability.

At December 30, 2012, the accumulated other comprehensive income of $1,824 was comprised of unrealized foreign currency translation gains of $1,889, offset by a net unrealized loss on the interest rate swap agreement of $65.

At December 29, 2013, the accumulated other comprehensive income of $2,463 was comprised of unrealized foreign currency translation gains of $2,561, offset by a net unrealized loss on the interest rate swap agreement of $98.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 29,	December 30,	December 25,
(In thousands)	2013	2012	2011
Operating activities
Net income before attribution to noncontrolling interests	$72,979	$66,002	$58,467
Adjustments to reconcile net income to net cash provided by operating activities:
Disposition and impairment losses	—	269	1,200
Provision for uncollectible accounts and notes receivable	1,921	1,674	1,037
Depreciation and amortization	35,105	32,798	32,681
Deferred income taxes	10,603	2,035	9,345
Stock-based compensation expense	7,409	6,905	6,704
Excess tax benefit on equity awards	(4,755)	(1,967)	(741)
Other	2,767	2,961	4,556
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,058)	(18,048)	(4,298)
Inventories	(857)	(1,947)	(2,689)
Prepaid expenses	(1,553)	(2,572)	(2,514)
Other current assets	(1,458)	(1,667)	1,486
Other assets and liabilities	(3,728)	(3,952)	(877)
Accounts payable	3,029	(342)	1,397
Income and other taxes payable	(6,027)	6,460	2,180
Accrued expenses and other current liabilities	(2,536)	12,209	(5,685)
Deferred revenue	(481)	3,561	(1,241)
Net cash provided by operating activities	101,360	104,379	101,008
Investing activities
Purchases of property and equipment	(50,750)	(42,628)	(29,319)
Loans issued	(6,095)	(4,903)	(3,492)
Repayments of loans issued	7,068	3,642	5,357
Acquisitions, net of cash acquired	—	(6,175)	—
Proceeds from divestitures of restaurants	—	908	—
Other	339	36	68
Net cash used in investing activities	(49,438)	(49,120)	(27,386)
Financing activities
Net proceeds (repayments) on line of credit facility	69,642	36,769	(47,511)
Cash dividends paid	(10,797)	—	—
Excess tax benefit on equity awards	4,755	1,967	741
Tax payments for equity award issuances	(3,584)	(855)	(1,041)
Proceeds from exercise of stock options	6,865	12,264	14,042
Acquisition of Company common stock	(118,569)	(106,095)	(65,323)
Contributions from noncontrolling interest holders	950	2,052	—
Distributions to noncontrolling interest holders	(3,650)	(4,256)	(3,669)
Other	(327)	225	160
Net cash used in financing activities	(54,715)	(57,929)	(102,601)
Effect of exchange rate changes on cash and cash equivalents	67	124	92
Change in cash and cash equivalents	(2,726)	(2,546)	(28,887)
Cash and cash equivalents at beginning of year	16,396	18,942	47,829
Cash and cash equivalents at end of year	$13,670	$16,396	$18,942

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” currently in all 50 states and 34 countries. Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Papa John’s and its subsidiaries. The results of our Company-owned operations in China were consolidated one month in arrears until fiscal 2013. The inclusion of the additional month of operations in fiscal 2013 resulted in $2.1 million of incremental international revenues and an incremental loss before income taxes of $215,000 reported in the international segment. This change in our consolidation policy did not have a material impact to our financial results for any of the years presented. All intercompany balances and transactions have been eliminated.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks except for the 2012 fiscal year, which consists of 53 weeks.

Variable Interest Entities

Papa John’s domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. PJMF is a variable interest entity (“VIE”) as it does not have sufficient equity to fund its operations without ongoing financial support and contributions from its members. Based on the ownership and governance structure and operating procedures of PJMF, we have determined that we do not have the power to direct the most significant activities of PJMF and are therefore not the primary beneficiary. Accordingly, we determined that consolidation is not appropriate.

In connection with a new multi-year supplier agreement, the Company received a $5.0 million supplier marketing payment in 2012. The Company is recognizing the supplier marketing payment evenly as income over the five-year term of the agreement ($1.0 million per year). The Company then contributed the supplier marketing payment to PJMF for the benefit of domestic restaurants. The Company’s contribution to PJMF was fully expensed in 2012. PJMF elected to distribute the $5.0 million supplier marketing payment to the domestic system as advertising credits in 2012. Our domestic Company-owned restaurants’ portion of the advertising credits resulted in an increase in income before income taxes of approximately $1.0 million in 2012.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include allowance for doubtful accounts and notes receivable, intangible assets, online customer loyalty program obligation, insurance reserves and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

Reclassifications

Certain prior year amounts in the consolidated statements of income have been reclassified to conform to the current year presentation, which had no effect on current or previously reported net income.

2.  Significant Accounting Policies (continued)

Revenue Recognition

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

Advertising and Related Costs

Advertising and related costs include the costs of domestic Company-owned local restaurant activities such as mail coupons, door hangers and promotional items and contributions to PJMF and various local market cooperative advertising funds (“Co-op Funds”). Contributions by domestic Company-owned and franchised restaurants to PJMF and the Co-op Funds are based on an established percentage of monthly restaurant revenues. PJMF is responsible for developing and conducting marketing and advertising for the domestic Papa John’s system. The Co-op Funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by PJMF. We recognize domestic Company-owned restaurant contributions to PJMF and the Co-op Funds in which we do not have a controlling interest in the period in which the contribution accrues. The net assets of the Co-op Funds in which we possess majority voting rights, and thus control the cooperatives, are included in our consolidated balance sheets.

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

Stock-Based Compensation

Compensation expense for equity grants is estimated on the grant date, net of projected forfeitures, and is recognized over the vesting period (generally in equal installments over three years). Restricted stock is valued based on the market price of the Company’s shares on the date of grant. Stock options are valued using a Black-Scholes option pricing model. Our specific assumptions for estimating the fair value of options are included in Note 18.

2.  Significant Accounting Policies (continued)

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturity of three months or less at date of purchase. These investments are carried at cost, which approximates fair value.

Accounts Receivable

Substantially all accounts receivable are due from franchisees for purchases of food, paper products, restaurant equipment, printing and promotional items, risk management services, information systems and related services, and royalties. Credit is extended based on an evaluation of the franchisee’s financial condition and, generally, collateral is not required. A reserve for uncollectible accounts is established as deemed necessary based upon overall accounts receivable aging levels and a specific review of accounts for franchisees with known financial difficulties. Account balances are charged off against the allowance after recovery efforts have ceased.

Notes Receivable

The Company provides financing to select franchisees principally for use in the acquisition, construction and development of their restaurants and for the purchase of restaurants from the Company. Notes receivable bear interest at fixed or floating rates and are generally secured by the assets of each restaurant and the ownership interests in the franchise. We establish an allowance based on a review of each borrower’s economic performance and underlying collateral value. Note balances are charged off against the allowance after recovery efforts have ceased.

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

Depreciation expense was $34.5 million in 2013, $32.1 million in 2012 and $31.9 million in 2011.

Deferred Costs

We defer certain information systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related information systems project. Total costs deferred were approximately $3.3 million in 2013, $2.7 million in 2012 and $1.5 million in 2011. The unamortized information systems development costs approximated $7.5 million and $5.8 million as of December 29, 2013 and December 30, 2012, respectively.

2.  Significant Accounting Policies (continued)

Intangible Assets — Goodwill

We evaluate goodwill annually in the fourth quarter or whenever we identify certain triggering events or circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such tests are completed separately with respect to the goodwill of each of our reporting units.  We may perform a qualitative assessment or move directly to the quantitative assessment for any reporting unit in any period if we believe that it is more efficient or if impairment indicators exist.

We applied the qualitative assessment for our domestic Company-owned restaurants and China reporting unit, which is included in our international reporting segment.  As a result of our qualitative analysis, we determined that it was more-likely-than-not that the fair value of our domestic Company-owned restaurants and China reporting unit were greater than their carrying amounts. With respect to the reporting unit for our subsidiary located in the United Kingdom (“PJUK”), which represents $15.7 million of goodwill as of December 29, 2013, we bypassed the qualitative assessment and performed the two-step quantitative goodwill impairment test, which indicated the fair value significantly exceeded the carrying amount. The fair value was calculated using an income approach that projected net cash flow, with various growth assumptions, over a ten-year discrete period and a terminal value, which were discounted using appropriate rates. The selected discount rate considers the risk and nature of our PJUK reporting unit’s cash flow and the rates of return market participants would require to invest their capital in the PJUK reporting unit.

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

2.  Significant Accounting Policies (continued)

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

We recognized a loss of $51,000 ($32,000 after tax) in 2013, a loss of $114,000 ($72,000 after tax) in 2012 and income of $258,000 ($165,000 after tax) in 2011, in accumulated other comprehensive income for the net change in the fair value of our interest rate swap. See Note 9 for additional information on our debt and credit arrangements.

Noncontrolling Interests

The Company has the following four joint ventures in which there are noncontrolling interests:

Joint Venture	Redemption Feature	Location within the Consolidated Balance Sheet	Recorded value

Colonel’s Limited, LLC	Mandatorily redeemable	Other long-term liabilities	Redemption value
Star Papa, LP	Redeemable	Temporary equity	Carrying value
PJ Denver, LLC	Redeemable	Temporary equity	Redemption value
PJ Minnesota, LLC	No redemption feature	Permanent equity	Carrying value

Consolidated net income is required to be reported separately at amounts attributable to both the parent and the noncontrolling interest. Additionally, disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements of income attributable to the noncontrolling interest holder.

See Note 6 for additional information regarding noncontrolling interests.

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

3.              Stockholders’ Equity

Shares Authorized and Outstanding

The Company has authorized 5.0 million preferred shares and 50.0 million common shares (such authorization was not impacted by the two-for-one stock split described below). The Company’s outstanding common shares, net of repurchased Company stock, were 41.7 million shares at December 29, 2013 and 44.5 million shares at December 30, 2012. There were no preferred shares issued or outstanding at December 29, 2013 and December 30, 2012.

Two-for-one Stock Split and Treasury Retirement

On October 29, 2013, our Board of Directors approved a two-for-one stock split of our outstanding shares. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on December 12, 2013 to receive one additional share for every outstanding share of stock held on the record date. The stock dividend was distributed on December 27, 2013 with approximately 21.0 million shares of stock distributed. All per share and share amounts in the accompanying consolidated financial statements and notes to the financial statements have been adjusted to reflect the stock split.

In conjunction with the stock split, we retired shares held in treasury as of October 29, 2013, the date of approval by our Board of Directors.

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.2 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on December 31, 2014. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

We repurchased 3.5 million and 4.6 million shares of our common stock for $118.6 million and $106.1 million in 2013 and 2012, respectively.

Subsequent to year end through February 18, 2014, the Company acquired an additional 236,000 shares at an aggregate cost of $11.0 million. As of February 18, 2014, $110.9 million was available for repurchase of common stock under this authorization.

3.              Stockholders’ Equity (continued)

Cash Dividend

The Company initiated quarterly cash dividends to its shareholders during 2013. The Company paid a $0.125 per share dividend on September 20, 2013 (record date of September 6, 2013) and a second $0.125 dividend on November 22, 2013 (record date of November 11, 2013). The combined payment for both dividends was approximately $10.8 million.

Subsequent to fiscal 2013, on January 30, 2014, our Board of Directors declared a first quarter 2014 cash dividend of $0.125 per share, or approximately $5.2 million. The dividend was paid on February 21, 2014 to shareholders of record as of the close of business on February 10, 2014.

4.  Earnings per Share

We compute earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. We consider time-based restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights. Under the two-class method, undistributed earnings allocated to participating securities are subtracted from net income attributable to the Company in determining net income attributable to common shareholders.

Additionally, in accordance with ASC 480, Distinguishing Liabilities from Equity, the increase in the redemption value for the noncontrolling interest of PJ Denver, LLC reduces income attributable to common shareholders.

Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted-average common shares outstanding. Earnings per common share — assuming dilution is computed by dividing the net income attributable to common shareholders by the diluted weighted average common shares outstanding. Diluted weighted average common shares outstanding consists of basic weighted average common shares outstanding plus weighted average awards outstanding under our equity compensation plans, which are dilutive securities.

4.  Earnings per Share (continued)

The calculations of basic earnings per common share and earnings per common share — assuming dilution for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 are as follows (in thousands, except per share data):

	2013	2012	2011

Basic earnings per common share:
Net income attributable to the Company	$69,537	$61,660	$54,735
Increase in noncontrolling interest redemption value	(510)	—	—
Net income attributable to participating securities	(530)	—	—
Net income attributable to common shareholders	$68,497	$61,660	$54,735

Weighted average common shares outstanding	43,387	46,916	50,086
Basic earnings per common share	$1.58	$1.31	$1.09

Earnings per common share - assuming dilution:
Net income attributable to common shareholders	$68,497	$61,660	$54,735

Weighted average common shares outstanding	43,387	46,916	50,086
Dilutive effect of outstanding equity awards	856	894	534
Diluted weighted average common shares outstanding	44,243	47,810	50,620
Earnings per common share - assuming dilution	$1.55	$1.29	$1.08

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of earnings per common share — assuming dilution because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 129,000 in 2013 and 273,000 in 2011 (none in 2012).

See Note 6 for additional information regarding our noncontrolling interests and Note 18 for equity awards, including restricted stock.

5. Fair Value Measurements and Disclosures

We are required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity specific measurement. The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash, accounts receivable and accounts payable. The fair value of our notes receivable net of allowances also approximates carrying value. The fair value of the amount outstanding under our revolving credit facility approximates its carrying value due to its variable market-based interest rate. These assets and liabilities are categorized as Level 1 as defined below.

5. Fair Value Measurements and Disclosures (continued)

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 29, 2013 and December 30, 2012 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

December 29, 2013
Financial assets:
Cash surrender value of life insurance policies (a)	$16,798	$16,798	$—	$—

Financial liabilities:
Interest rate swap (b)	76	—	76	—

December 30, 2012
Financial assets:
Cash surrender value of life insurance policies (a)	$13,551	$13,551	$—	$—

Financial liabilities:
Interest rate swap (b)	104	—	104	—

(a)         Represents life insurance policies held in our non-qualified deferred compensation plan.

(b)         The fair value of our interest rate swap is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

There were no transfers among levels within the fair value hierarchy during fiscal 2013 or 2012.

6.  Noncontrolling Interests

Papa John’s has joint ventures in which there are noncontrolling interests, consisting of the following as of December 29, 2013, December 30, 2012 and December 25, 2011:

				Noncontrolling
	Number of	Restaurant	Papa John’s	Interest
	Restaurants	Locations	Ownership	Ownership

December 29, 2013
Star Papa, LP	81	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	33	Minnesota	80%	20%
PJ Denver, LLC	25	Colorado	60%	40%

December 30, 2012
Star Papa, LP	78	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	30	Minnesota	80%	20%
PJ Denver, LLC	22	Colorado	60%	40%

December 25, 2011
Star Papa, LP	76	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%

The income before income taxes attributable to these joint ventures for the last three years was as follows (in thousands):

	2013	2012	2011

Papa John’s International, Inc.	$5,121	$6,823	$6,184
Noncontrolling interests	3,442	4,342	3,732
Total income before income taxes	$8,563	$11,165	$9,916

The Colonel’s Limited, LLC agreement contains a mandatory redemption clause and, accordingly, the Company has recorded this noncontrolling interest as a liability at its redemption value in other long-term liabilities. The redemption value is adjusted at each reporting date and any change is recorded in interest expense. The adjustment to interest expense was income of $1.1 million in 2013, $1.0 million of expense in 2012 and $1.5 million of expense in 2011. The redemption value was $10.8 million as of December 29, 2013 and $11.8 million as of December 30, 2012.

6.  Noncontrolling Interests (continued)

The noncontrolling interest holders of two other joint ventures have the option to require the Company to purchase their interests. Since redemption of the noncontrolling interests is outside of the Company’s control, the noncontrolling interests are presented in the caption “Redeemable noncontrolling interests” in the consolidated balance sheets and include the following joint ventures:

•                  The Star Papa, LP agreement contains a redemption feature that is not currently redeemable, but it is probable to become redeemable in the future. Due to specific valuation provisions contained in the agreement, this noncontrolling interest has been recorded at its carrying value.

•                  The PJ Denver, LLC agreement contains a redemption feature that is currently redeemable and, therefore, this noncontrolling interest has been recorded at its current redemption value. The change in redemption value is recorded as an adjustment to “Redeemable noncontrolling interests” and “Retained earnings” in the consolidated balance sheets.

We have a fourth joint venture, PJ Minnesota, LLC, that had a redemption feature until a contract amendment removed the redemption feature in the fourth quarter of 2013. The noncontrolling interest was reclassified from temporary equity to “Stockholders’ equity” in the consolidated balance sheet at December 29, 2013, at carrying value.

The following summarizes changes in our redeemable noncontrolling interests (in thousands):

Balance at December 25, 2011	$3,965
Net income	2,363
Contributions from redeemable noncontrolling interest holders	2,052
Distributions to redeemable noncontrolling interest holders	(2,000)
Balance at December 30, 2012	$6,380
Net income	1,718
Contributions from redeemable noncontrolling interest holders	850
Distributions to redeemable noncontrolling interest holders	(2,000)
Change in redemption value	510
Reclassification from temporary equity to permanent equity	(434)
Balance at December 29, 2013	$7,024

7.  Acquisitions

During 2012, we acquired 56 franchised Papa John’s restaurants located in the Denver and Minneapolis markets. The purchase price, which was paid in cash, was $5.2 million net of divestiture proceeds of $700,000 from the sale of six restaurants located in the Denver market to an existing franchisee. This business combination was accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial results.

The purchase price of the acquisition has been allocated based on fair value estimates as follows (in thousands):

Property and equipment	$1,602
Reacquired franchise right	245
Goodwill	3,830
Other, including cash	239
Total purchase price	$5,916

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill, all of which is eligible for deduction over 15 years under the U.S. tax regulations.

In July 2012, Papa John’s and a third party formed a limited liability company (PJ Minnesota, LLC) to operate the previously acquired Minneapolis restaurants. The Company’s equity (80% ownership) in the operations was funded by the contribution of the acquired restaurants, while the third party’s equity (20% ownership) was funded through a $275,000 loan issued by Papa John’s and a $25,000 cash contribution. There was no gain or loss on this transaction. We are required to fully consolidate the financial results of this limited liability company. See Note 6 for additional information.

In September 2012, Papa John’s and a third party formed a limited liability company (PJ Denver, LLC) to operate the previously acquired Denver restaurants. The Company’s equity (60% ownership) in the operations was funded by the contribution of the acquired restaurants and cash (total value of $2.5 million), while the third party’s equity (40% ownership) was funded by a cash contribution of $1.7 million. There was no gain or loss on this transaction. We are required to fully consolidate the financial results of this limited liability company. See Note 6 for additional information.

There were no significant acquisitions during 2013 or 2011.

8.  Goodwill

The following summarizes changes to the Company’s goodwill, by reporting segment (in thousands):

	Domestic Company- owned Restaurants	International (a)	All Others	Total

Balance as of December 25, 2011	$55,260	$19,389	$436	$75,085
Acquisitions (b)	3,943	—	—	3,943
Divestitures	(636)	—	—	(636)
Foreign currency adjustments	—	566	—	566
Balance as of December 30, 2012	58,567	19,955	436	78,958
Foreign currency adjustments	—	433	—	433
Balance as of December 29, 2013	$58,567	$20,388	$436	$79,391

(a)         The international goodwill balances for all years presented are net of accumulated impairment of $2.3 million associated with our PJUK reporting unit, which was recorded in fiscal 2008.

(b)         Includes 56 restaurants located in the Denver and Minneapolis markets and one restaurant in another market.

For fiscal years 2011-2013, we performed a qualitative analysis for our domestic Company-owned restaurants and our China reporting unit. For our PJUK reporting unit, which is included in the international reporting segment, we performed a quantitative analysis. Upon completion of our goodwill impairment tests in 2011-2013, no impairment charges were recorded.

9.  Debt and Credit Arrangements

Our debt is comprised entirely of a revolving credit facility. The outstanding balance under this facility was $157.9 million as of December 29, 2013 and $88.3 million as of December 30, 2012.

In September 2010, we entered into a five-year, $175 million unsecured revolving credit facility, which was amended in November 2011 to extend the maturity date to November 30, 2016. On April 30, 2013, we amended and restated our revolving credit facility to increase the amount available for borrowing thereunder to $300 million and extend the maturity date to April 30, 2018. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The remaining availability under the revolving credit facility, reduced for outstanding letters of credit, was approximately $121.4 million as of December 29, 2013.

The credit facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At December 29, 2013, we were in compliance with these covenants.

9.  Debt and Credit Arrangements (continued)

In August 2011, we entered into an interest rate swap agreement that resulted in a fixed rate of 0.53%, instead of the variable rate of LIBOR, with a notional amount of $50.0 million and a maturity date of August 2013. On December 31, 2012, we amended our interest rate swap agreement to extend the maturity date to December 30, 2015. The amendment resulted in a change to the fixed rate (to 0.56% from 0.53%) but did not impact the notional amount of the interest rate swap agreement. On July 30, 2013, we terminated the $50 million swap and entered into a new $75 million swap. The new swap has an interest rate of 1.42% and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. The termination of the previous swap did not have a material impact on our 2013 results.

Our swap is a derivative instrument that is designated as a cash flow hedge because the swap provides a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap are accounted for as adjustments to interest expense. As of December 29, 2013, the swap is a highly effective cash flow hedge with no ineffectiveness during the period ended December 29, 2013.

The following table provides information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value Dec. 29, 2013	Fair Value Dec. 30, 2012

Interest rate swaps	Other long-term liabilities	$76	$104

There were no derivatives that were not designated as hedging instruments.

9.  Debt and Credit Arrangements (continued)

The effect of derivative instruments on the accompanying consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps:

2013	$(32)	Interest expense	$(501)	Interest expense	$—
2012	$(72)	Interest expense	$(150)	Interest expense	$—
2011	$165	Interest expense	$(341)	Interest expense	$65

The weighted average interest rates for the credit facilities, including the impact of the previously mentioned swap agreements, were 1.4%, 1.3% and 1.9% in fiscal 2013, 2012 and 2011, respectively. Interest paid, including payments made or received under the swaps, was $2.0 million in 2013, $967,000 in 2012 and $1.6 million in 2011. As of December 29, 2013, the portion of the $76,000 liability associated with the interest rate swap that would be reclassified into earnings during the next 12 months as interest expense approximates $17,000.

10.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2013	2012
Land	$33,000	$32,776
Buildings and improvements	86,763	86,219
Leasehold improvements	106,487	96,652
Equipment and other	280,381	249,055
Construction in progress	20,155	23,262
Total property and equipment	526,786	487,964
Accumulated depreciation and amortization	(314,689)	(291,303)
Net property and equipment	$212,097	$196,661

11.  Notes Receivable

Selected franchisees have borrowed funds from the Company, principally for use in the acquisition, construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. Loans outstanding were approximately $16.8 million and $17.1 million on a consolidated basis as of December 29, 2013 and December 30, 2012, respectively, net of allowance for doubtful accounts.

Notes receivable bear interest at fixed or floating rates and are generally secured by the assets of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans approximate fair value. Interest income recorded on franchisee loans was approximately $527,000 in 2013, $631,000 in 2012 and $665,000 in 2011 and is reported in investment income in the accompanying consolidated statements of income.

Based on our review of certain borrowers’ economic performance and underlying collateral value, we established allowances of $3.4 million and $5.0 million as of December 29, 2013 and December 30, 2012, respectively, for potentially uncollectible notes receivable. The following summarizes changes in our notes receivable allowance for doubtful accounts (in thousands):

Balance as of December 25, 2011	$5,905
Charged to costs and expenses	280
Deductions, including notes written off	(1,157)
Balance as of December 30, 2012	5,028
Recovered from costs and expenses	(495)
Deductions, including notes written off	(1,146)
Balance as of December 29, 2013	$3,387

12. Insurance Reserves

The following table summarizes changes in our insurance program reserves (in thousands):

Balance as of December 25, 2011	$19,278
Expense	27,728
Payments	(24,703)
Balance as of December 30, 2012	22,303
Expense	23,187
Payments	(26,025)
Balance as of December 29, 2013	$19,465

We are a party to standby letters of credit with off-balance sheet risk associated with our insurance programs. The total amount committed under letters of credit for these programs was $20.6 million at December 29, 2013.

13.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	2013	2012
Salaries, benefits and bonuses	$20,166	$22,370
Purchases	10,349	9,903
Insurance reserves, current	7,907	11,532
Rent	7,024	6,314
Customer loyalty program	1,682	1,137
Consulting and professional fees	1,670	1,766
Utilities	1,381	1,240
Deposits	1,370	761
Marketing	1,353	1,079
Other	4,905	4,426
Total	$57,807	$60,528

14.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	2013	2012

Deferred compensation plan	$15,798	$12,775
Insurance reserves	11,558	10,771
Mandatorily redeemable noncontrolling interests	10,786	11,837
Other	4,693	5,291
Total	$42,835	$40,674

15.  Income Taxes

A summary of the provision for income taxes follows (in thousands):

	2013	2012	2011
Current:
Federal	$19,731	$26,065	$14,383
Foreign	1,974	1,669	1,273
State and local	822	2,624	850
Deferred (federal and state)	10,603	2,035	9,818
Total	$33,130	$32,393	$26,324

15.  Income Taxes (continued)

Significant deferred tax assets (liabilities) follow (in thousands):

	2013	2012

Accrued liabilities	$10,584	$10,412
Accrued bonuses	4,153	5,365
Other assets and liabilities	10,209	11,492
Equity awards	5,974	5,377
Other	3,992	4,643
Foreign net operating losses	7,233	7,896
Valuation allowance on foreign net operating losses and foreign deferred tax assets	(7,682)	(8,240)
Total deferred tax assets	34,463	36,945

Deferred expenses	(5,655)	(4,581)
Accelerated depreciation	(16,838)	(15,966)
Goodwill	(13,953)	(12,269)
Other	(4,673)	(4,522)
Total deferred tax liabilities	(41,119)	(37,338)
Net deferred (liability) asset	$(6,656)	$(393)

The Company had approximately $34.0 million and $32.5 million of foreign tax net operating loss carryovers as of December 29, 2013 and December 30, 2012, respectively, for which a full valuation allowance has been provided. A substantial majority of our foreign tax net operating losses do not have an expiration date.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 is as follows in both dollars and as a percentage of income before income taxes ($ in thousands):

	2013		2012		2011
	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate

Tax at U.S. federal statutory rate	$37,138	35.0%	$34,438	35.0%	$29,677	35.0%
State and local income taxes	1,820	1.7%	1,936	2.0%	1,702	2.0%
Foreign income taxes	1,974	1.9%	1,669	1.7%	1,273	1.5%
Settlement of certain tax issues	(909)	(0.9)%	305	0.3%	(711)	(0.9)%
Income of consolidated partnerships attributable to noncontrolling interests	(1,263)	(1.2)%	(1,604)	(1.6)%	(1,379)	(1.6)%
Non-qualified deferred compensation plan (income) loss	(599)	(0.6)%	(355)	(0.4)%	153	0.2%
Tax credits and other	(5,031)	(4.7)%	(3,996)	(4.1)%	(4,391)	(5.2)%
Total	$33,130	31.2%	$32,393	32.9%	$26,324	31.0%

15.  Income Taxes (continued)

Income taxes paid were $29.3 million in 2013, $25.3 million in 2012 and $15.6 million in 2011.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. The Company is currently undergoing examinations by various tax authorities. The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $287,000 during the next 12 months.

The Company had $2.7 million of unrecognized tax benefits at December 29, 2013 of which, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in thousands):

Balance at December 25, 2011	$2,988
Additions for tax positions of prior years	664
Reductions for lapse of statute of limitations	(222)
Balance at December 30, 2012	3,430
Additions for tax positions of prior years	170
Reductions for lapse of statute of limitations	(241)
Settlements	(698)
Balance at December 29, 2013	$2,661

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a part of income tax expense. The Company’s 2013 and 2012 income tax expense includes interest benefits of $140,000 and $137,000, respectively. The Company has accrued approximately $707,000 and $846,000 for the payment of interest and penalties as of December 29, 2013 and December 30, 2012, respectively.

16.  Related Party Transactions

Certain of our officers and directors own equity interests in entities that franchise restaurants. Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties, PJMF and Papa Card, Inc. (in thousands):

	2013	2012	2011
Revenues from affiliates:
Commissary sales	$2,426	$23,145	$22,132
Other sales	482	2,394	2,352
Franchise royalties	351	3,771	3,579
Franchise and development fees	—	—	15
Total	$3,259	$29,310	$28,078

Accounts receivable - affiliates	$284	$1,062	$682

The revenues from affiliates were at rates and terms available to independent franchisees. Additionally, the table excludes transactions and balances in 2013 for a former non-management director.

16.  Related Party Transactions (continued)

We paid $1.1 million in 2013, $1.1 million in 2012 and $1.0 million in 2011 for charter aircraft services provided by an entity owned by our Founder, Chairman and Chief Executive Officer.

On November 12, 2013, we repurchased $38.6 million of our common stock (1.0 million shares at the closing price of $38.61 per share) from our Founder, Chairman and Chief Executive Officer.

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

17.  Litigation, Commitments and Contingencies (continued)

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

In February 2013, the parties tentatively agreed to the financial terms of a settlement of the litigation. The court preliminarily approved the terms in June 2013 and granted final approval of the settlement and fee award in October 2013, following the close of the claims period. The actual settlement cost was $2.9 million, and all settlement and fee payments were made in 2013.

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective action filed in August 2009 in the United States District Court, Eastern District of Missouri, alleging that delivery drivers were not reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act. Approximately 3,900 drivers out of a potential class size of 28,800 have opted into the action. Additionally, in late December 2013, the District Court granted a motion for class certification in five additional states, which could add an additional 5,000 to 10,000 plaintiffs to the case.

We intend to vigorously defend against all claims in this lawsuit. However, given the inherent uncertainties of litigation, the outcome of this case cannot be predicted and the amount of any potential loss cannot be reasonably estimated. A negative outcome in this case could have a material adverse effect on the Company.

Leases

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. PJUK, our subsidiary located in the United Kingdom, leases certain retail space, which is primarily subleased to our franchisees. We also lease the tractors and trailers used by our distribution subsidiary, PJFS, for an average period of seven years. Total lease expense was $33.2 million in 2013, $28.7 million in 2012 and $25.7 million in 2011, net of sublease payments received.

We subleased certain sites to our Papa John’s franchisees located in the United Kingdom in 2013, 2012 and 2011 and received payments of $4.9 million, $3.8 million and $3.7 million, respectively, which are netted with international operating expenses.

17.  Litigation, Commitments and Contingencies (continued)

Future gross lease costs, future expected sublease payments and net lease costs as of December 29, 2013, are as follows (in thousands):

		Future
		Expected
	Gross Lease	Sublease	Net Lease
Year	Costs	Payments	Costs
2014	$38,304	$5,508	$32,796
2015	34,444	5,003	29,441
2016	29,423	4,735	24,688
2017	24,088	4,582	19,506
2018	17,551	4,444	13,107
Thereafter	41,441	26,214	15,227
Total	$185,251	$50,486	$134,765

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 25 domestic leases. These leases have varying terms, the latest of which expires in 2018. As of December 29, 2013, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $1.6 million. As the fair value of the guarantees is not considered significant, no liability has been recorded.

In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment of approximately 30 leases, which have varying terms with most expiring by the end of 2015. As the initial party to the lease agreements, we are liable to the extent the primary obligor does not satisfy its payment obligations. As of December 29, 2013, the estimated maximum amount of undiscounted rental payments we would be required to make in the event of non-payment under these leases is approximately $1.1 million, net of amounts reserved of approximately $100,000.

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

There are approximately 7.8 million shares of common stock authorized for issuance and remaining available under the 2011 Omnibus Incentive Plan as of December 29, 2013, which includes 4.0 million shares transferred from the Papa John’s International, Inc. 2008 Omnibus Incentive Plan. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options outstanding as of December 29, 2013 generally expire five or ten years from the date of grant and vest over a three-year period.

18.  Equity Compensation (continued)

We recorded stock-based employee compensation expense of $7.4 million in 2013, $6.9 million in 2012 and $6.7 million in 2011. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.7 million in 2013, $2.4 million in 2012 and $2.2 million in 2011. At December 29, 2013, there was $5.9 million of unrecognized compensation cost related to nonvested option awards and restricted stock, of which the Company expects to recognize $4.4 million in 2014, $1.3 million in 2015 and $193,000 in 2016.

Stock Options

Options exercised included 697,000 shares in 2013, 864,000 shares in 2012 and 1.1 million shares in 2011. The total intrinsic value of the options exercised during 2013, 2012 and 2011 was $13.1 million, $7.5 million and $4.6 million, respectively. Cash received upon the exercise of stock options was $6.9 million, $12.3 million and $14.0 million during 2013, 2012 and 2011, respectively, and the related tax benefits realized were approximately $4.8 million, $2.6 million and $1.7 million during the corresponding periods.

Information pertaining to option activity during 2013 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value
Outstanding at December 30, 2012	2,400	$14.39
Granted	498	27.14
Exercised	(697)	13.59
Cancelled	(97)	20.41
Outstanding at December 29, 2013	2,104	$17.39	4.27	$58,030
Exercisable at December 29, 2013	1,182	$13.61	1.56	$37,084

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2013, 2012 and 2011:

	2013	2012	2011

Assumptions (weighted average):
Risk-free interest rate	1.1%	1.1%	1.5%
Expected dividend yield	0.1%	0.0%	0.0%
Expected volatility	37.5%	37.8%	41.2%
Expected term (in years)	6.0	6.0	3.7

The risk-free interest rate for the periods within the contractual life of an option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield was estimated as the annual dividend divided by the market price of the Company’s shares on the date of grant. Expected volatility was estimated by using the Company’s historical share price volatility for a period similar to the expected life of the option.

18.  Equity Compensation (continued)

Options granted in 2013 and 2012 generally vest in equal installments over three years and expire ten years after grant. The expected term for these options represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by Securities and Exchange Commission rules and regulations as there was insufficient historical detail to be used as an alternative basis to estimating the term. The expected term for options granted in 2011 that expire five years from the grant date was based on an analysis of actual historical exercises and forfeitures.

The weighted average grant-date fair values of options granted during 2013, 2012 and 2011 was $9.87, $7.04 and $4.75, respectively. The Company granted 498,000, 508,000 and 806,000 options in 2013, 2012 and 2011, respectively.

Restricted Stock

In 2013, 2012 and 2011, we granted shares of restricted stock that were time-based and generally vest in equal installments over three years. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. We consider time-based restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights. In 2013, we declared dividends totaling $86,000 ($0.25 per share) to holders of time-based restricted stock. Additionally, we granted approximately 111,000 shares of performance-based restricted stock units to executive management. These awards cliff-vest at the end of three years, in February 2015, based upon the Company’s achievement of a compounded annual growth rate of earnings per share and the achievement of certain sales and unit growth metrics. The fair value of both time- and performance-based restricted stock is based on the market price of the Company’s shares on the grant date.

Information pertaining to restricted stock activity during 2013, 2012 and 2011 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Total as of December 26, 2010	568	$13.31
Granted	320	14.54
Forfeited	(156)	13.50
Vested	(232)	13.64
Total as of December 25, 2011	500	14.10
Granted	266	18.59
Forfeited	(74)	15.46
Vested	(156)	13.89
Total as of December 30, 2012	536	16.31
Granted	160	27.09
Forfeited	(70)	18.56
Vested	(203)	15.51
Total as of December 29, 2013	423	$20.39

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

In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in other long-term assets ($16.8 million and $13.6 million at December 29, 2013 and December 30, 2012, respectively) and the associated liabilities ($15.8 million and $12.8 million at December 29, 2013 and December 30, 2012, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets.

At our discretion, we contributed a matching payment of 1.5%, up to a maximum of 6% deferred, in 2013, 2012 and 2011 of a participating employee’s earnings deferred into both the 401(k) Plan and the non-qualified deferred compensation plan. Such costs were $691,000 in 2013, $630,000 in 2012 and $550,000 in 2011.

PJUK, the Company’s United Kingdom subsidiary, provided a pension plan that was frozen in 1999. There are 11 participants in the PJUK pension plan. The Company recorded expense of $60,000, $154,000 and $268,000 associated with the pension plan for the fiscal years ended 2013, 2012 and 2011, respectively. The pension plan was fully funded at December 29, 2013. The Company is taking steps to transfer the remaining assets and liabilities of the pension plan to an outside insurance company.

20.  Segment Information

We have five reportable segments for all years presented: domestic Company-owned restaurants, domestic commissaries, North America franchising, international operations, and “all other” units. In 2011, we had a sixth segment, variable interest entities (“VIEs”).

The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken poppers, chicken wings, dessert pizza and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of our Company-owned restaurants and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our online and other technology-based ordering platforms. In 2011, our VIE segment consisted of BIBP Commodities, Inc. (“BIBP”), a special-purpose entity formed at the direction of our Franchise Advisory Council, for the sole purpose of reducing cheese price volatility to domestic system-wide restaurants. BIBP operated through February 2011.

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

20.  Segment Information (continued)

Our segment information is as follows:

(In thousands)	2013	2012	2011

Revenues from external customers:
Domestic Company-owned restaurants	$635,317	$592,203	$525,841
Domestic commissaries	578,870	545,924	508,155
North America franchising	82,873	80,373	74,416
International	88,640	72,930	58,558
All others	53,322	51,223	50,912
Total revenues from external customers	$1,439,022	$1,342,653	$1,217,882

Intersegment revenues:
Domestic commissaries	$191,756	$171,212	$151,423
North America franchising	2,222	2,267	2,163
International	280	229	215
Variable interest entities (1)	—	—	25,117
All others	14,197	11,606	10,468
Total intersegment revenues	$208,455	$185,314	$189,386

Depreciation and amortization:
Domestic Company-owned restaurants	$13,284	$13,242	$12,965
Domestic commissaries	5,690	4,738	4,633
International	3,966	2,824	2,398
All others	5,320	4,801	4,663
Unallocated corporate expenses	6,845	7,193	8,022
Total depreciation and amortization	$35,105	$32,798	$32,681

Income (loss) before income taxes:
Domestic Company-owned restaurants	$34,590	$38,114	$28,980
Domestic commissaries	37,804	34,317	30,532
North America franchising	70,201	69,332	66,222
International	2,803	3,063	(165)
All others	3,490	2,889	(441)
Unallocated corporate expenses	(41,025)	(48,958)	(39,727)
Elimination of intersegment profits	(1,754)	(362)	(610)
Total income before income taxes	$106,109	$98,395	$84,791

(1)         The intersegment revenues for variable interest entities of $25.1 million in 2011 are attributable to BIBP, which operated as an independent, franchisee-owned corporation. BIBP purchased cheese at the market price and sold it to our distribution subsidiary, PJ Food Service, Inc. (“PJFS”), at a fixed price. PJFS in turn sold cheese to Papa John’s restaurants (both Company-owned and franchised) at a set price. PJFS purchased $25.1 million of cheese for the three months ended March 27, 2011. Prior to the termination of the purchasing agreement with BIBP in 2011, we recognized the operating losses generated by BIBP when BIBP’s shareholders’ equity was in a net deficit position. Further, we recognized the subsequent operating income generated by BIBP up to the amount of any losses previously recognized. Prior to ceasing operating activities, BIBP operated at break-even for the three months ended March 27, 2011.

20.  Segment Information (continued)

(In thousands)	2013	2012	2011

Property and equipment:
Domestic Company-owned restaurants	$195,526	$184,322	$176,506
Domestic commissaries	104,509	101,082	85,714
International	27,225	22,389	17,413
All others	41,064	37,221	33,984
Unallocated corporate assets	158,462	142,950	132,098
Accumulated depreciation and amortization	(314,689)	(291,303)	(263,805)
Net property and equipment	$212,097	$196,661	$181,910

Expenditures for property and equipment:
Domestic Company-owned restaurants	$13,149	$9,319	$14,094
Domestic commissaries	9,791	14,314	5,612
International	3,754	4,865	1,733
All others	4,689	3,342	1,792
Unallocated corporate	19,367	10,788	6,088
Total expenditures for property and equipment	$50,750	$42,628	$29,319

21.  Quarterly Data - Unaudited, in Thousands, except Per Share Data

Our quarterly select financial data is as follows:

	Quarter
2013	1st	2nd	3rd	4th

Total revenues	$355,604	$349,186	$346,342	$387,890
Operating income	29,625	26,948	21,448	28,482
Net income attributable to the Company	19,306	17,150	14,276	18,805
Basic earnings per common share	$0.43	$0.39	$0.33	$0.42
Earnings per common share - assuming dilution	$0.42	$0.39	$0.32	$0.41
Dividends declared per common share	$—	$—	$0.125	$0.125

	Quarter
2012	1st	2nd	3rd	4th

Total revenues	$331,276	$318,579	$325,514	$367,284
Operating income	27,256	24,327	21,205	27,019
Net income attributable to the Company	16,981	14,289	13,031	17,359
Basic earnings per common share	$0.35	$0.30	$0.28	$0.38
Earnings per common share - assuming dilution	$0.35	$0.30	$0.27	$0.37

21.  Quarterly Data - Unaudited, in Thousands, except Per Share Data (continued)

All quarterly information above except for the fourth quarter of 2012 is presented in 13-week periods. The fourth quarter of 2012 includes a 14-week period, which increased revenues approximately $21.5 million and increased operating income approximately $4.1 million, or $0.05 per diluted share. The Incentive Contribution reduced first quarter 2012 operating income by approximately $3.7 million, or $0.05 per diluted share, and increased each of the second, third and fourth quarters of 2012 and each quarter of 2013 by approximately $250,000. The impact of the 53rd week of operations in 2012 was substantially offset by the Incentive Contribution on a full-year basis. See “Items Impacting Comparability; Non-GAAP Measures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Quarterly earnings per share on a full-year basis may not agree to the consolidated statements of income due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the 1992 framework established in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2013.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc. and Subsidiaries

We have audited Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria).  Papa John’s International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on our Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Papa John’s International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 29, 2013 and December 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2013 of Papa John’s International, Inc. and Subsidiaries and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 25, 2014

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2013 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 11.  Executive Compensation

Information regarding executive compensation appearing under the captions “Executive Compensation / Compensation Discussion and Analysis,” “Compensation Committee Report” and “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 29, 2013 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved by security holders	2,103,932	$17.39	7,848,244
Equity compensation plans not approved by security holders *	164,486
Total	2,268,418	$17.39	7,848,244

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

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)                  Financial Statements:

The following consolidated financial statements, notes related thereto and reports of independent auditors are included in Item 8 of this Report:

•                  Reports of Independent Registered Public Accounting Firm

•                  Consolidated Statements of Income for the years ended December 29, 2013, December 30, 2012 and December 25, 2011

•                  Consolidated Statements of Comprehensive Income for the years ended December 29, 2013, December 30, 2012 and December 25, 2011

•                  Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012

•                  Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2013, December 30, 2012 and December 25, 2011

•                  Consolidated Statements of Cash Flows for the years ended December 29, 2013, December 30, 2012 and December 25, 2011

•                  Notes to Consolidated Financial Statements

(a)(2)                  Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year
(in thousands)

Fiscal year ended December 29, 2013:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$3,057	$2,416	$(1,155	) (1)	$4,318
Reserve for franchisee notes receivable	5,028	(495)	(1,146	) (1)	3,387
Valuation allowance on foreign net operating losses	8,240	(558)	—		7,682
	$16,325	$1,363	$(2,301)		$15,387

Fiscal year ended December 30, 2012:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$3,034	$1,394	$(1,371	) (1)	$3,057
Reserve for franchisee notes receivable	5,905	280	(1,157	) (1)	5,028
Valuation allowance on foreign net operating losses	7,474	766	—		8,240
	$16,413	$2,440	$(2,528)		$16,325

Fiscal year ended December 25, 2011:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$2,795	$1,072	$(833	) (1)	$3,034
Reserve for franchisee notes receivable	9,951	(35)	(4,011	) (1)	5,905
Valuation allowance on foreign net operating losses	8,123	(649)	—		7,474
	$20,869	$388	$(4,844)		$16,413

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

Date: February 25, 2014		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ John H. Schnatter
John H. Schnatter
Founder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Chairman and	February 25, 2014
John H. Schnatter	Chief Executive Officer
(Principal Executive Officer)

/s/ Norborne P. Cole, Jr.	Director	February 25, 2014
Norborne P. Cole, Jr.

/s/ Christopher L. Coleman	Director	February 25, 2014
Christopher L. Coleman

/s/ Philip Guarascio	Director	February 25, 2014
Philip Guarascio

/s/ Olivia F. Kirtley	Director	February 25, 2014
Olivia F. Kirtley

/s/ Mark S. Shapiro	Director	February 25, 2014
Mark S. Shapiro

/s/ W. Kent Taylor	Director	February 25, 2014
W. Kent Taylor

/s/ Lance F. Tucker	Senior Vice President, Chief	February 25, 2014
Lance F. Tucker	Financial Officer, Chief Administrative
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

3.3	Our Restated By-Laws. Exhibit 3.1 to our report on Form 8-K dated December 5, 2007 is incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

4.2	Amended and Restated Certificate of Incorporation and Restated By-Laws (see Exhibits 3.1, 3.2 and 3.3 above) are incorporated herein by reference.

10.1*	Employment Agreement between Papa John’s International, Inc. and Stephen M. Ritchie Effective March 5, 2012, as Amended December 21, 2012.

10.2*

Papa John’s International, Inc. Deferred Compensation Plan, as amended through December 5, 2012. Exhibit 10.1 to our report on Form 10-K as filed on February 28, 2013 is incorporated herein by reference.

10.3*

Employment Agreement between Papa John’s International, Inc. and Anthony N. Thompson Effective March 5, 2012, as Amended December 21, 2012. Exhibit 10.2 to our report on Form 10-K as filed on February 28, 2013 is incorporated herein by reference.

10.4*

Employment Agreement between Papa John’s International, Inc. and Lance F. Tucker Effective March 5, 2012, as Amended December 21, 2012. Exhibit 10.3 to our report on Form 10-K as filed on February 28, 2013 is incorporated herein by reference.

10.5*

Employment Agreement between Papa John’s International, Inc. and Timothy C. O’Hern Effective March 5, 2012, as Amended December 21, 2012. Exhibit 10.5 to our report on Form 10-K as filed on February 28, 2013 is incorporated herein by reference.

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

10.12*

Employment Agreement between Papa John’s International, Inc. and Andrew M. Varga Effective March 5, 2012, as Amended December 21, 2012. Exhibit 10.4 to our report on Form 10-K as filed on February 28, 2013 is incorporated herein by reference.

10.13*

Transition Agreement and Release between Papa John’s International, Inc. and Andrew M. Varga dated April 19, 2013. Exhibit 10.1 to our Report on Form 8-K/A as filed on April 23, 2013 is incorporated herein by reference.

10.14*

Employment Agreement between Papa John’s International, Inc. and Christopher J. Sternberg dated March 5, 2012. Exhibit 10.2 to our Report on Form 8-K as filed on March 7, 2012 is incorporated herein by reference.

10.15*

Separation and Consulting Agreement and Release between Christopher J. Sternberg and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 10-Q as filed on July 31, 2012 is incorporated herein by reference.

10.16

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

10.18

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

101

Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 29, 2013, filed on February 25, 2014, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.