Form 10-Q
period 2014-03-30
PAPA JOHNS INTERNATIONAL INC
filed 2014-05-06
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2014

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

At April 29, 2014, there were outstanding 41,264,884 shares of the registrant’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	March 30, 2014	December 29, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,388	$13,670
Accounts receivable, net	53,682	53,203
Notes receivable, net	5,825	3,566
Inventories	27,767	23,035
Deferred income taxes	5,830	8,004
Prepaid expenses	12,417	14,336
Other current assets	9,430	9,226
Total current assets	129,339	125,040
Property and equipment, net	213,427	212,097
Notes receivable, less current portion, net	11,852	13,239
Goodwill	79,430	79,391
Other assets	34,551	34,524
Total assets	$468,599	$464,291

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,342	$35,653
Income and other taxes payable	7,669	4,401
Accrued expenses and other current liabilities	51,876	57,807
Total current liabilities	93,887	97,861
Deferred revenue	5,953	5,827
Long-term debt	177,167	157,900
Deferred income taxes	13,729	14,660
Other long-term liabilities	43,589	42,835
Total liabilities	334,325	319,083

Redeemable noncontrolling interests	7,789	7,024

Stockholders’ equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 43,026 at March 30, 2014 and 42,796 at December 29, 2013)	430	428
Additional paid-in capital	139,292	137,552
Accumulated other comprehensive income	2,415	2,463
Retained earnings	55,384	41,297
Treasury stock (1,648 shares at March 30, 2014 and 1,129 shares at December 29, 2013, at cost)	(71,521)	(44,066)
Total stockholders’ equity, net of noncontrolling interests	126,000	137,674
Noncontrolling interests in subsidiaries	485	510
Total stockholders’ equity	126,485	138,184
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$468,599	$464,291

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

 Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 30, 2014	March 31, 2013

North America revenues:
Domestic Company-owned restaurant sales	$178,193	$157,898
Franchise royalties	22,614	20,733
Franchise and development fees	144	546
Domestic commissary sales	164,047	143,894
Other sales	12,750	12,607
International revenues:
Royalties and franchise and development fees	5,779	5,067
Restaurant and commissary sales	17,850	14,859
Total revenues	401,377	355,604
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	45,156	37,073
Salaries and benefits	47,583	43,272
Advertising and related costs	16,256	14,793
Occupancy costs	9,311	8,711
Other restaurant operating expenses	25,287	22,745
Total domestic Company-owned restaurant expenses	143,593	126,594
Domestic commissary expenses:
Cost of sales	128,924	110,923
Salaries and benefits	7,024	6,016
Other commissary operating expenses	15,855	15,461
Total domestic commissary expenses	151,803	132,400
Other operating expenses	11,431	11,452
International restaurant and commissary expenses	14,885	12,653
General and administrative expenses	36,966	33,158
Other general expenses	1,533	1,185
Depreciation and amortization	9,164	8,537
Total costs and expenses	369,375	325,979
Operating income	32,002	29,625
Net interest (expense) income	(592)	672
Income before income taxes	31,410	30,297
Income tax expense	10,869	9,978
Net income before attribution to noncontrolling interests	20,541	20,319
Income attributable to noncontrolling interests	(1,230)	(1,013)
Net income attributable to the Company	$19,311	$19,306

Calculation of income for earnings per share:
Net income attributable to the Company	$19,311	$19,306
Increase in noncontrolling interest redemption value	(8)	—
Net income attributable to participating securities	(137)	—
Net income attributable to common shareholders	$19,166	$19,306

Basic earnings per common share	$0.46	$0.43
Diluted earnings per common share	$0.45	$0.42

Basic weighted average common shares outstanding	41,778	44,512
Diluted weighted average common shares outstanding	42,696	45,612

Dividends declared per common share	$0.125	$—

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013

Net income before attribution to noncontrolling interests	$20,541	$20,319
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(33)	(1,135)
Interest rate swap (1)	(43)	(117)
Other comprehensive income (loss), before tax	(76)	(1,252)
Income tax effect:
Foreign currency translation adjustments	12	420
Interest rate swap (2)	16	44
Income tax effect	28	464
Other comprehensive income (loss), net of tax	(48)	(788)
Comprehensive income before attribution to noncontrolling interests	20,493	19,531
Comprehensive income, redeemable noncontrolling interests	(1,255)	(1,013)
Comprehensive loss, nonredeemable noncontrolling interests	25	—
Comprehensive income attributable to the Company	$19,263	$18,518

(1)

Amounts reclassified out of accumulated other comprehensive income (“AOCI”) into net interest (expense) income included $249 and $44 for the three months ended March 30, 2014 and March 31, 2013, respectively.

(2)	The income tax effects of amounts reclassified out of AOCI into net interest (expense) income were $92 and $16 for the three months ended March 30, 2014 and March 31, 2013, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013

Operating activities
Net income before attribution to noncontrolling interests	$20,541	$20,319
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	145	314
Depreciation and amortization	9,164	8,537
Deferred income taxes	6,170	3,325
Stock-based compensation expense	2,190	1,681
Excess tax benefit on equity awards	(4,900)	(1,142)
Other	1,110	(180)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(854)	(627)
Inventories	(3,210)	(1,744)
Prepaid expenses	1,919	3,238
Other current assets	(204)	142
Other assets and liabilities	(795)	38
Accounts payable	(1,311)	(406)
Income and other taxes payable	3,268	1,243
Accrued expenses and other current liabilities	(6,958)	(4,641)
Deferred revenue	403	(183)
Net cash provided by operating activities	26,678	29,914

Investing activities
Purchases of property and equipment	(11,137)	(13,248)
Loans issued	(1,758)	(1,748)
Repayments of loans issued	1,164	1,916
Other	7	319
Net cash used in investing activities	(11,724)	(12,761)

Financing activities
Net proceeds on line of credit facility	19,267	20,652
Cash dividends paid	(5,240)	—
Excess tax benefit on equity awards	4,900	1,142
Tax payments for equity award issuances	(3,233)	(843)
Proceeds from exercise of stock options	2,989	2,704
Acquisition of Company common stock	(32,800)	(32,122)
Contributions from noncontrolling interest holders	—	350
Distributions to noncontrolling interest holders	(300)	(1,000)
Other	223	112
Net cash used in financing activities	(14,194)	(9,005)
Effect of exchange rate changes on cash and cash equivalents	(42)	7
Change in cash and cash equivalents	718	8,155
Cash and cash equivalents at beginning of period	13,670	16,396
Cash and cash equivalents at end of period	$14,388	$24,551

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 30, 2014

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 29, 2013.

2.              Significant Accounting Policies

Reclassifications

Certain prior quarter amounts in the consolidated statements of income have been reclassified to conform to the current year presentation, which had no effect on current or previously reported net income.

Noncontrolling Interests

Papa John’s has joint ventures in which there are noncontrolling interests, including the following as of March 30, 2014 and March 31, 2013:

	Number of Restaurants	Restaurant Locations	Papa John’s Ownership	Noncontrolling Interest Ownership
March 30, 2014
Star Papa, LP	80	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	34	Minnesota	80%	20%
PJ Denver, LLC	25	Colorado	60%	40%

March 31, 2013
Star Papa, LP	78	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	30	Minnesota	80%	20%
PJ Denver, LLC	23	Colorado	60%	40%

We are required to report consolidated net income at amounts attributable to the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the condensed consolidated statements of income attributable to the noncontrolling interest holder.

The income before income taxes attributable to these joint ventures for the three months ended March 30, 2014 and March 30, 2013 was as follows (in thousands):

	March 30,	March 31,
	2014	2013

Papa John’s International, Inc.	$1,848	$1,508
Noncontrolling interests	1,230	1,013
Total income before income taxes	$3,078	$2,521

The following summarizes the redemption feature, location within the condensed consolidated balance sheets and the value at which the noncontrolling interests are recorded for each joint venture:

Joint Venture	Redemption Feature	Location within the Condensed Consolidated Balance Sheets	Recorded Value

Colonel’s Limited, LLC	Mandatorily redeemable	Other long-term liabilities	Redemption value
Star Papa, LP	Redeemable	Temporary equity	Carrying value
PJ Denver, LLC	Redeemable	Temporary equity	Redemption value
PJ Minnesota, LLC	No redemption feature	Permanent equity	Carrying value

The Colonel’s Limited, LLC agreement contains a mandatory redemption clause and, accordingly, the Company has recorded this noncontrolling interest as a liability at its redemption value in other long-term liabilities. The redemption value is adjusted at each reporting date and any change is recorded in interest expense. We recorded interest expense of $27,000 in the first quarter of 2014 and interest income of $800,000 in the first quarter of 2013. The redemption value was $11.0 million as of March 30, 2014 and $10.8 million as of December 29, 2013.

The noncontrolling interest holders of two other joint ventures have the option to require the Company to purchase their interests. Since redemption of the noncontrolling interests is outside of the Company’s control, the noncontrolling interests are presented in the caption “Redeemable noncontrolling interests” in the condensed consolidated balance sheets and include the following joint ventures:

·                  The Star Papa, LP agreement contains a redemption feature that is not currently redeemable, but it is probable to become redeemable in the future. Due to specific valuation provisions contained in the agreement, this noncontrolling interest has been recorded at its carrying value.

·                  The PJ Denver, LLC agreement contains a redemption feature that is currently redeemable and, therefore, this noncontrolling interest has been recorded at its current redemption value. The change in redemption value is recorded as an adjustment to “Redeemable noncontrolling interests” and “Retained earnings” in the consolidated balance sheets.

The following summarizes changes in these redeemable noncontrolling interests (in thousands):

Balance at December 29, 2013	$7,024
Net income	757
Change in redemption value	8
Balance at March 30, 2014	$7,789

We have a fourth joint venture, PJ Minnesota, LLC, that had a redemption feature until a contract amendment removed the redemption feature in the fourth quarter of 2013. The noncontrolling interest was reclassified from temporary equity to “Stockholders’ equity” in the condensed consolidated balance sheet at December 29, 2013, at carrying value.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of March 30, 2014, we had a net deferred tax liability of approximately $7.9 million.

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

Certain assets and liabilities are measured at fair value on a recurring basis and are required to be classified and disclosed in one of the following categories:

·                  Level 1: Quoted market prices in active markets for identical assets or liabilities.

·                  Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

·                  Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 30, 2014 and December 29, 2013 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

March 30, 2014
Financial assets:
Cash surrender value of life insurance policies (a)	$17,141	$17,141	$—	$—

Financial liabilities:
Interest rate swap (b)	129	—	129	—

December 29, 2013
Financial assets:
Cash surrender value of life insurance policies (a)	$16,798	$16,798	$—	$—

Financial liabilities:
Interest rate swap (b)	76	—	76	—

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

There were no transfers among levels within the fair value hierarchy during the three months ended March 30, 2014.

Variable Interest Entities

Papa John’s domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. PJMF is a variable interest entity as it does not have sufficient equity to fund its operations without ongoing financial support and contributions from its members. Based on the ownership and governance structure and operating procedures of PJMF, we have determined that we do not have the power to direct the most significant activities of PJMF and therefore are not the primary beneficiary. Accordingly, we determined that consolidation is not appropriate.

3.             Stockholders’ Equity

In the fourth quarter of 2013, we completed a two-for-one stock split of our outstanding shares in the form of a stock dividend. The stock dividend was distributed on December 27, 2013 with approximately 21.0 million shares of stock distributed.  In conjunction with the stock split, we also retired shares held in treasury. The per share and share amounts for 2013 in the accompanying condensed consolidated financial statements and notes to the financial statements have been adjusted to reflect the stock split.

Subsequent to the end of the first quarter, on April 29, 2014, our stockholders approved an amendment to our Certificate of Incorporation to increase the total number of authorized common shares from 50.0 million to 100.0 million.

4.              Calculation of Earnings Per Share

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

Additionally, in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the increase in the redemption value for the noncontrolling interest of PJ Denver, LLC reduces income attributable to common shareholders.

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended
	March 30,	March 31,
	2014	2013

Basic earnings per common share:
Net income attributable to the Company	$19,311	$19,306
Increase in noncontrolling interest redemption value	(8)	—
Net income attributable to participating securities	(137)	—
Net income attributable to common shareholders	$19,166	$19,306

Weighted average common shares outstanding	41,778	44,512
Basic earnings per common share	$0.46	$0.43

Diluted earnings per common share:
Net income attributable to common shareholders	$19,166	$19,306

Weighted average common shares outstanding	41,778	44,512
Dilutive effect of outstanding equity awards (a)	918	1,100
Diluted weighted average common shares outstanding	42,696	45,612
Diluted earnings per common share	$0.45	$0.42

(a)         Excludes 102 awards at March 30, 2014, as the effect of including such awards would have been antidilutive (none at March 31, 2013).

5.              Debt

Our debt is comprised entirely of a revolving line of credit. The balance was $177.2 million as of March 30, 2014 and $157.9 million as of December 29, 2013.

In September 2010, we entered into a five-year, $175 million unsecured revolving credit facility, which was amended in November 2011 to extend the maturity date to November 30, 2016. On April 30, 2013, we amended and restated our revolving credit facility to increase the amount available for borrowing thereunder to $300 million and extend the maturity date to April 30, 2018. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The remaining availability under the revolving credit facility, reduced for outstanding letters of credit, was approximately $102.1 million as of March 30, 2014.

The revolving credit facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At March 30, 2014, we were in compliance with these covenants.

In August 2011, we entered into an interest rate swap agreement that resulted in a fixed rate of 0.53%, instead of the variable rate of LIBOR, with a notional amount of $50 million and a maturity date of August 2013. On

December 31, 2012, we amended our interest rate swap agreement to extend the maturity date to December 30, 2015. The amendment resulted in a change to the fixed rate (to 0.56% from 0.53%) but did not impact the notional amount of the interest rate swap agreement. On July 30, 2013, we terminated the $50 million swap and entered into a new $75 million swap. The new swap has an interest rate of 1.42% and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. The termination of the previous swap did not have a material impact on our 2013 results.

Our swap is a derivative instrument that is designated as a cash flow hedge because the swap provides a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swap are accounted for as adjustments to interest expense. As of March 30, 2014, the swap is a highly effective cash flow hedge with no ineffectiveness for the three month period ended March 30, 2014.

The weighted average interest rates for the credit facilities, including the impact of the previously mentioned swap agreements, were 1.5% and 1.2% for the three months ended March 30, 2014 and March 31, 2013, respectively. Interest paid, including payments made or received under the swaps, was $717,000 and $378,000 for the three months ended March 30, 2014 and March 31, 2013, respectively. As of March 30, 2014, the portion of the $129,000 interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $32,000.

6.              Litigation

The Company is involved in a number of lawsuits, claims, investigations and proceedings, including those specifically identified below, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective action filed in August 2009 in the United States District Court, Eastern District of Missouri, alleging that delivery drivers were not reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act. Approximately 3,900 drivers out of a potential class size of 28,800 have opted into the action. Additionally, in late December 2013, the District Court granted a motion for class certification in five additional states, which will add approximately 15,000 plaintiffs to the case.

We intend to vigorously defend against all claims in this lawsuit. However, given the inherent uncertainties of litigation, the outcome of this case cannot be predicted and the amount of any potential loss cannot be reasonably estimated. A negative outcome in this case could have a material adverse effect on the Company.

7.              Segment Information

We have five reportable segments: domestic Company-owned restaurants, domestic commissaries, North America franchising, international operations, and “all other” units.

The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken poppers, chicken wings, dessert pizza and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The North

America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our online and other technology-based ordering platforms.

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

Our segment information is as follows (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013

Revenues from external customers:
Domestic Company-owned restaurants	$178,193	$157,898
Domestic commissaries	164,047	143,894
North America franchising	22,758	21,279
International	23,629	19,926
All others	12,750	12,607
Total revenues from external customers	$401,377	$355,604

Intersegment revenues:
Domestic commissaries	$54,721	$46,797
North America franchising	604	553
International	68	67
All others	3,730	3,168
Total intersegment revenues	$59,123	$50,585

Income (loss) before income taxes:
Domestic Company-owned restaurants	$13,285	$10,956
Domestic commissaries	10,431	10,163
North America franchising	19,484	18,222
International	732	341
All others	590	659
Unallocated corporate expenses	(12,461)	(9,518)
Elimination of intersegment profit	(651)	(526)
Total income before income taxes	$31,410	$30,297

Property and equipment:
Domestic Company-owned restaurants	$199,613
Domestic commissaries	104,465
International	27,034
All others	41,929
Unallocated corporate assets	161,545
Accumulated depreciation and amortization	(321,159)
Net property and equipment	$213,427

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1985. At March 30, 2014, there were 4,440 Papa John’s restaurants (724 Company-owned and 3,716 franchised) operating in all 50 states and 34 countries. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Restaurant Progression

	Three Months Ended
	March 30, 2014	March 31, 2013

Papa John’s Restaurant Progression:
North America Company-owned:
Beginning of period	665	648
Opened	2	1
Closed	(1)	—
End of period	666	649
International Company-owned:
Beginning of period	58	48
Opened	—	2
End of period	58	50
North America franchised:
Beginning of period	2,621	2,556
Opened	21	31
Closed	(27)	(15)
End of period	2,615	2,572
International franchised:
Beginning of period	1,084	911
Opened	23	26
Closed	(6)	(11)
End of period	1,101	926
Total restaurants - end of period	4,440	4,197

Results of Operations

Summary of Operating Results - Segment Review

Discussion of Revenues

Consolidated revenues were $401.4 million for the first quarter of 2014, an increase of $45.8 million, or 12.9% over the corresponding 2013 period. The increase in revenues for the first quarter of 2014 was primarily due to the following:

·                  Domestic Company-owned restaurant sales increased $20.3 million, or 12.9%, primarily due to an increase of 11.4% in comparable sales during the first quarter of 2014. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

·                  North America franchise royalty revenue increased approximately $1.9 million, or 9.1%, primarily due to an increase of 8.9% in comparable sales during the first quarter of 2014.

·                  Domestic commissary sales increased $20.2 million, or 14.0%, due to increases in the prices of certain commodities, primarily cheese, and an increase in sales volumes.

·                  International royalties and franchise and development fees increased approximately $700,000, or 14.1%, primarily due to an increase in units and comparable sales of 6.4%, calculated on a constant dollar basis.

·                  International restaurant and commissary sales increased $3.0 million, or 20.1%, primarily due to an increase in China Company-owned restaurant sales due to an increase in units and an increase in our United Kingdom commissary revenues, due to both an increase in units and higher comparable sales.

Discussion of Operating Results

First quarter 2014 income before income taxes was $31.4 million, compared to $30.3 million in the prior year, or a 3.7% increase as summarized in the following table on a reporting segment basis (in thousands):

	Three Months Ended
	March 30,	March 31,	Increase
	2014	2013	(Decrease)

Domestic Company-owned restaurants	$13,285	$10,956	$2,329
Domestic commissaries	10,431	10,163	268
North America franchising	19,484	18,222	1,262
International	732	341	391
All others	590	659	(69)
Unallocated corporate expenses	(12,461)	(9,518)	(2,943)
Elimination of intersegment profits	(651)	(526)	(125)
Total income before income taxes	$31,410	$30,297	$1,113

The increase of $1.1 million, or 3.7%, in income before income taxes was primarily due to the following:

·                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes increased $2.3 million in the first quarter of 2014. The increase was primarily due to the 11.4% increase in comparable sales, partially offset by lower profits from higher commodity costs. The market price for cheese averaged $2.21 per pound for the first quarter of 2014, compared to $1.66 per pound in the prior year.

·                  Domestic Commissary Segment. Domestic commissaries’ income before income taxes increased approximately $300,000 as the incremental profits from higher sales were partially offset by higher transition costs related to bringing distribution in house at certain of our commissaries from a third party. We manage commissary results on a full year basis and anticipate the 2014 full year profit margin will approximate 2013.

·                  North America Franchising Segment. North America Franchising income before income taxes increased approximately $1.3 million primarily due to higher royalties from the 8.9% comparable sales, partially offset by an increase in royalty incentives.

·                  International Segment. Income before income taxes increased approximately $400,000 primarily due to the increase in units and comparable sales of 6.4%, which resulted in both higher royalties and an increase in United Kingdom profits.

·                  All Others Segment. The “All Others” reporting segment income before income taxes, which primarily includes our online and mobile ordering business and our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, was relatively consistent at $590,000 in the first quarter of 2014, compared to $659,000 in the prior year.

·                  Unallocated Corporate Segment. Unallocated corporate expenses increased approximately $2.9 million for the first quarter of 2014, as compared to the corresponding quarter in 2013. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended
	March 30,	March 31,	Increase
	2014	2013	(Decrease)

General and administrative (a)	$10,329	$8,688	$1,641
Net interest expense (income) (b)	604	(659)	1,263
Depreciation	1,775	1,753	22
Other income	(247)	(264)	17
Total unallocated corporate expenses	$12,461	$9,518	$2,943

(a)         The increase in unallocated general and administrative costs was primarily due to higher salaries, benefits and long-term performance-based incentive compensation costs.

(b)         The increase in net interest expense (income) was primarily due to a higher average outstanding debt balance with a higher effective interest rate and the prior year inclusion of an approximate $800,000 benefit from a decrease in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture.

Diluted earnings per share were $0.45 in the first quarter of 2014, compared to $0.42 in the first quarter of 2013. Diluted earnings per share increased $0.03 due to the reduction in weighted average shares outstanding (6.4% reduction).

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $178.2 million for the first quarter of 2014, an increase of $20.3 million, or 12.9%, compared to the first quarter of 2013, primarily due to the previously mentioned increase of 11.4% in comparable sales and a 2.0% increase in equivalent units. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise royalties were $22.6 million for the first quarter of 2014, an increase of $1.9 million, or 9.1%, compared to the first quarter of 2013. The increase was primarily due to an increase in North America franchise sales. North America franchise sales increased 10.3% to $529.7 million in the first quarter of 2014, from $480.1 million in the same quarter of 2013, primarily due to an 8.9% increase in comparable sales and a

1.9% increase in equivalent units. Franchise restaurant sales are not included in Company revenues; however, our domestic royalty revenue is derived from these sales.

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

The comparable sales base and average weekly sales for 2014 and 2013 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	March 30, 2014		March 31, 2013
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	666	2,615	649	2,572
Equivalent units	657	2,525	644	2,478
Comparable sales base units	639	2,300	633	2,240
Comparable sales base percentage	97.3%	91.1%	98.3%	90.4%
Average weekly sales - comparable units	$21,087	$16,678	$18,984	$15,389
Average weekly sales - total non-comparable units *	$13,191	$10,624	$12,353	$10,337
Average weekly sales - all units	$20,875	$16,138	$18,876	$14,904

*            Includes 152 traditional units and 190 non-traditional units at March 30, 2014 and 181 traditional units and 167 non-traditional units at March 31, 2013.

Domestic commissary sales increased 14.0% to $164.0 million for the first quarter of 2014, from $143.9 million in the comparable 2013 quarter, due to increases in the prices of certain commodities, primarily cheese, and an increase in restaurant sales volumes.

International royalties and franchise and development fees increased approximately $700,000, or 14.1%, primarily due to an increase in units and comparable sales of 6.4%, calculated on a constant dollar basis. International franchise restaurant sales were $130.8 million in the first quarter of 2014, compared to $107.6 million in the prior year. International franchise restaurant sales are not included in Company revenues. However, our international royalty revenue is derived from these sales.

International restaurant and commissary sales increased $3.0 million, or 20.1%, primarily due to an increase in China Company-owned restaurant sales due to an increase in units, and an increase in our United Kingdom commissary revenues due to both an increase in units and higher comparable sales.

Costs and expenses.  The restaurant operating margin for domestic Company-owned units was 19.4% in the first quarter of 2014 compared to 19.8% in the first quarter of 2013. The restaurant operating margin decrease of 0.4% consisted of the following differences:

·                  Cost of sales was 1.9% higher in the first quarter of 2014 due to higher commodity costs, primarily cheese and meats.

·                  Salaries and benefits were 0.7% lower, advertising and related costs were 0.2% lower, and occupancy and other restaurant operating costs, on a combined basis, were 0.5% lower in the first quarter of 2014. The decreases were primarily due to the impact of higher sales.

Domestic commissary operating margin was 7.5% in the first quarter of 2014, compared to 8.0% for the same period in 2013, and consisted of the following differences:

·                  Cost of sales was 1.5% higher for the first quarter of 2014, primarily due to higher cheese costs which have a fixed-dollar markup. As cheese prices are higher, food cost as a percentage of sales is higher.

·                  Salaries and benefits as a percentage of revenues were relatively consistent (4.3% in the first quarter of 2014 and 4.2% in the first quarter of 2013).

·                  Other commissary operating expenses were 1.0% lower as a percentage of revenues in the first quarter of 2014 primarily due to lower distribution costs reflecting the impact of higher sales.

Other operating expenses were relatively consistent for both the first quarters of 2014 and 2013 at $11.4 million, or 89.7%, and $11.5 million, or 90.8%, respectively.

International restaurant and commissary expenses were 83.4% of international restaurant and commissary sales in the first quarter of 2014 as compared to 85.2% in the first quarter of 2013. The decrease as a percentage of sales was primarily due to lower operating expenses in the United Kingdom primarily due to the benefit of higher sales. Our United Kingdom operations represented approximately 50% of international revenues in both the first quarter of 2014 and 2013. Additionally, our China Company-owned restaurant operations represented approximately 26% of international revenues in both the first quarter of 2014 and 2013.

General and administrative costs were $37.0 million, or 9.2% of revenues in the first quarter of 2014, as compared to $33.2 million, or 9.3% of revenues, in the same period of 2013. The increase was primarily due to the previously mentioned increase of approximately $1.6 million in unallocated corporate general and administrative costs primarily due to higher salaries, benefits and long-term performance-based incentive compensation costs. The remaining increase of $2.2 million was primarily due to the following:

·                  an increase in domestic Company-owned restaurant supervisory bonuses from higher sales;

·                  higher international costs, including increased infrastructure  and promotional activity costs; and

·                  higher commissary travel costs to support on-going commissary initiatives.

Other general expenses were $1.5 million in the first quarter of 2014 compared to $1.2 million for the comparable period in 2013 as detailed below (in thousands):

	March 30,	March 31,	Increase
	2014	2013	(Decrease)

Franchise and development incentives (a)	$1,303	$1,061	$242
Supplier marketing income	(250)	(250)	—
Other	480	374	106
Total other general expenses	$1,533	$1,185	$348

(a)         Represents incentives provided to domestic franchisees for opening new restaurants.

Depreciation and amortization was $9.2 million (2.3% of revenues) for the first quarter of 2014 and $8.5 million (2.4% of revenues) for the first quarter of 2013. The increase in depreciation was primarily due to incremental depreciation related to the New Jersey dough production capital expenditures.

Net interest (expense) income. Net interest (expense) income consisted of the following for the three months ended March 30, 2014 and March 31, 2013 (in thousands):

	Three Months Ended
	March 30,	March 31,	(Increase)
	2014	2013	Decrease

Interest expense - line of credit (a)	$(736)	$(322)	$(414)
Investment income	171	186	(15)
Change in redemption value of mandatorily redeemable noncontrolling interest in a joint venture (b)	(27)	808	(835)
Net interest (expense) income	$(592)	$672	$(1,264)

(a)         The increase in interest expense for the three months ended March 30, 2014 was due to a higher average outstanding debt balance and a higher effective interest rate.

(b)         The first quarter of 2013 included a benefit from a decrease in the redemption value of a joint venture.

Income tax expense.  The effective income tax rate was 34.6% for the first quarter of 2014 and 32.9% for the same period in 2013. Our effective income tax rate may fluctuate from quarter to quarter for various reasons. The higher tax rate in the first quarter of 2014 was primarily due to the prior year including both the benefit of the reinstatement of certain 2012 tax credits under the American Taxpayer Relief Act of 2012 and favorable state tax settlements.

Liquidity and Capital Resources

Our debt is comprised entirely of a $300 million revolving credit facility with a maturity date of April 30, 2018. Outstanding balances under this facility were $177.2 million as of March 30, 2014 and $157.9 million as of December 29, 2013. The increase in the outstanding balance was primarily due to increased share repurchases.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the revolving credit facility. The remaining availability under the revolving credit facility, reduced for outstanding letters of credit, was approximately $102.1 million as of March 30, 2014.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our revolving credit facility. At March 30, 2014, we had an interest rate swap agreement that resulted in a fixed rate of 1.42%, instead of the variable rate of LIBOR, with a notional amount of $75 million and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. We previously had a $50 million interest rate swap that resulted in a fixed rate of 0.56% until its termination on July 30, 2013. See the notes to condensed consolidated financial statements for additional information.

Our revolving credit facility contains affirmative and negative covenants, including the following financial covenants, as defined by the revolving credit facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	March 30, 2014

Leverage Ratio	Not to exceed 3.0 to 1.0	1.3 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	5.0 to 1.0

Our leverage ratio is defined as outstanding debt divided by EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of March 30, 2014.

Cash flow provided by operating activities was $26.7 million for the three months ended March 30, 2014, compared to $29.9 million for the same period in 2013. The decrease of approximately $3.2 million includes higher inventory levels of equipment to support the rollout of our new proprietary point-of-sale system (“FOCUS”) to our domestic system-wide restaurants.

Our free cash flow, a non-GAAP financial measure, for the three months ended March 30, 2014 and March 31, 2013 was as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
	2014	2013

Net cash provided by operating activities	$26,678	$29,914
Purchases of property and equipment	(11,137)	(13,248)
Free cash flow (a)	$15,541	$16,666

(a)         Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our performance than the Company’s GAAP measures.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary facilities and equipment and the enhancement of corporate systems and facilities, including technological enhancements such as our FOCUS system. Capital expenditures were $11.1 million for the three months ended March 30, 2014, compared to $13.2 million for the three months ended March 31, 2013.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings on our revolving credit facility. We repurchased $32.8 million and $32.1 million of common stock for the three months ended March 30, 2014 and March 31, 2013, respectively. Subsequent to March 30, 2014, through April 29, 2014, we repurchased an additional $17.0 million of common stock. As of April 29, 2014, $72.1 million remained available for repurchase under our Board of Directors’ authorization.

We paid a cash dividend of $5.2 million ($0.125 per common share) during the first quarter of 2014. Subsequent to the first quarter, on April 29, 2014, our Board of Directors declared a second quarter dividend of $0.125 per common share (approximately $5.2 million based on current shareholders of record). The dividend will be paid on May 23, 2014 to shareholders of record as of the close of business on May 12, 2014. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, contingent liabilities, resolution of litigation, commodity costs, profit margins, unit growth, capital expenditures, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

·                  aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales; and new product and concept developments by food industry competitors;

·                  changes in consumer preferences or consumer buying habits, including the impact of adverse general economic conditions, such as increasing tax rates;

·                  the impact that product recalls, food quality or safety issues, incidences of foodborne illness and other general public health concerns could have system-wide on our restaurants or our results;

·                  failure to maintain our brand strength and quality reputation;

·                  the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably;

·                  increases in or sustained high costs of food ingredients or other restaurant costs. This could include increased employee compensation, benefits, insurance, tax rates, regulatory compliance and similar costs, including increased costs resulting from federal health care legislation;

·                  disruption of our supply chain or our commissary operations which could be caused by sole or limited source of suppliers or weather, drought, disease or other disruptions beyond our control;

·                  increased risks associated with our international operations, including economic and political conditions and instability in our international markets and difficulty in meeting planned sales targets and new store growth. This could include our expansion into emerging or underpenetrated markets, such as China, where we have a Company-owned presence. Based on prior experience in underpenetrated markets, operating losses are likely to occur as the market is being established;

·                  the credit performance of our franchise loan program;

·                  the impact of the resolution of current or future claims and litigation;

·                  current or proposed legislation impacting our business;

·                  the impact of changes in currency exchange and interest rates;

·                  failure to effectively execute succession planning, and our reliance on the services of our Founder and Chief Executive Officer, who also serves as our brand spokesperson;

·                  disruption of critical business or information technology systems, and risks associated with data privacy and security breaches, including theft of Company and customer information. This would include the increased risk associated with the planned rollout of our new domestic point-of-sale system. If prolonged and widespread technological problems are experienced during the rollout, our domestic corporate and franchise operations could be disrupted, which could adversely impact sales.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2013, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of a revolving credit facility with available borrowings of $300 million and a maturity date of April 30, 2018. The outstanding balance under this facility was $177.2 million as of March 30, 2014 and $157.9 million as of December 29, 2013. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

We attempt to minimize interest risk exposure and to lower our overall long-term borrowing costs for changes in interest rates through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.

On July 30, 2013, we terminated our $50 million interest rate swap agreement, which had a fixed rate of 0.56% instead of the variable rate of LIBOR. Upon termination of the $50 million swap, we entered into a $75 million swap with an interest rate of 1.42% and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility.

The effective interest rate on the revolving line of credit, including the impact of the interest rate swap agreement, was 1.7% as of March 30, 2014. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of March 30, 2014, including the impact of the interest rate swap, would increase interest expense by $1.0 million.

Foreign Currency Exchange Rate Risk

We do not enter into financial instruments to manage foreign currency exchange rates since only 5.9% of our total revenues are derived from sales to customers and royalties outside the United States.

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

The following table presents the actual average block price for cheese by quarter through the first quarter of 2014 and the projected average block price for cheese by quarter through 2014 (based on the April 29, 2014 Chicago Mercantile Exchange cheese futures market prices):

	2014		2013
	Projected		Actual
	Block Price		Block Price

Quarter 1	$2.212		$1.662
Quarter 2	2.151	*	1.784
Quarter 3	1.946	*	1.740
Quarter 4	1.860	*	1.849
Full Year	$2.042	*	$1.759

* Amounts are estimates based on futures prices.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

During the most recently completed fiscal quarter, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in a number of lawsuits, claims, investigations and proceedings, including those specifically identified below, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Accounting Standards Codification 450, “Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective action filed in August 2009 in the United States District Court, Eastern District of Missouri, alleging that delivery drivers were not reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act. Approximately 3,900 drivers out of a potential class size of 28,800 have opted into the action. Additionally, in late December 2013, the District Court granted a motion for class certification in five additional states, which will add approximately 15,000 plaintiffs to the case.

We intend to vigorously defend against all claims in this lawsuit. However, given the inherent uncertainties of litigation, the outcome of this case cannot be predicted and the amount of any potential loss cannot be reasonably estimated. A negative outcome in this case could have a material adverse effect on the Company.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $1.2 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on December 31, 2014. Through March 30, 2014, a total of 103.7 million shares with an aggregate cost of $1.1 billion and an average price of $10.71 per share have been repurchased under this program. Subsequent to March 30, 2014, through April 29, 2014, we acquired an additional 338,000 shares at an aggregate cost of $17.0 million. As of April 29, 2014, approximately $72.1 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended March 30, 2014 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

12/30/2013 - 01/26/2014	130	$46.17	103,178	$115,884
01/27/2014 - 02/23/2014	126	$47.56	103,304	$109,889
02/24/2014 - 03/30/2014	395	$52.62	103,699	$89,074

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During fiscal period March 2014, the Company acquired approximately 67,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 30, 2014, filed on May 6, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 6, 2014	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President,
Chief Financial Officer,
Chief Administrative Officer and Treasurer