Form 10-Q
period 2014-06-29
PAPA JOHNS INTERNATIONAL INC
filed 2014-08-05
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2014

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

At July 29, 2014, there were outstanding 40,926,449 shares of the registrant’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	June 29, 2014	December 29, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,971	$13,670
Accounts receivable, net	48,377	53,203
Notes receivable, net	5,862	3,566
Inventories	31,895	23,035
Deferred income taxes	7,673	8,004
Prepaid expenses	14,156	14,336
Other current assets	9,646	9,226
Total current assets	137,580	125,040
Property and equipment, net	218,448	212,097
Notes receivable, less current portion, net	11,534	13,239
Goodwill	82,106	79,391
Other assets	35,532	34,524
Total assets	$485,200	$464,291

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,719	$35,653
Income and other taxes payable	5,824	4,401
Accrued expenses and other current liabilities	54,468	57,807
Total current liabilities	94,011	97,861
Deferred revenue	5,579	5,827
Long-term debt	210,000	157,900
Deferred income taxes	12,928	14,660
Other long-term liabilities	45,644	42,835
Total liabilities	368,162	319,083

Redeemable noncontrolling interests	8,433	7,024

Stockholders’ equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 43,152 at June 29, 2014 and 42,796 at December 29, 2013)	432	428
Additional paid-in capital	139,705	137,552
Accumulated other comprehensive income	2,765	2,463
Retained earnings	66,944	41,297
Treasury stock (2,297 shares at June 29, 2014 and 1,129 shares at December 29, 2013, at cost)	(101,830)	(44,066)
Total stockholders’ equity, net of noncontrolling interests	108,016	137,674
Noncontrolling interests in subsidiaries	589	510
Total stockholders’ equity	108,605	138,184
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$485,200	$464,291

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

North America revenues:
Domestic Company-owned restaurant sales	$170,000	$155,153	$348,193	$313,051
Franchise royalties	20,983	20,230	43,597	40,963
Franchise and development fees	132	219	276	765
Domestic commissary sales	150,581	140,003	314,628	283,897
Other sales	13,595	12,444	26,345	25,051
International revenues:
Royalties and franchise and development fees	6,317	5,391	12,096	10,458
Restaurant and commissary sales	19,256	15,746	37,106	30,605
Total revenues	380,864	349,186	782,241	704,790
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	42,030	37,825	87,186	74,898
Salaries and benefits	45,805	42,053	93,388	85,325
Advertising and related costs	15,354	14,677	31,610	29,470
Occupancy costs	9,446	8,939	18,757	17,650
Other restaurant operating expenses	25,220	22,431	50,507	45,176
Total domestic Company-owned restaurant expenses	137,855	125,925	281,448	252,519
Domestic commissary expenses:
Cost of sales	118,470	107,676	247,394	218,599
Salaries and benefits	6,847	6,084	13,871	12,100
Other commissary operating expenses	16,215	15,185	32,070	30,646
Total domestic commissary expenses	141,532	128,945	293,335	261,345
Other operating expenses	13,221	11,132	24,652	22,584
International restaurant and commissary expenses	15,876	12,983	30,761	25,636
General and administrative expenses	33,562	33,126	70,528	66,284
Other general expenses	1,964	1,597	3,497	2,782
Depreciation and amortization	9,855	8,530	19,019	17,067
Total costs and expenses	353,865	322,238	723,240	648,217
Operating income	26,999	26,948	59,001	56,573
Net interest (expense) income	(763)	(340)	(1,355)	332
Income before income taxes	26,236	26,608	57,646	56,905
Income tax expense	8,397	8,563	19,266	18,541
Net income before attribution to noncontrolling interests	17,839	18,045	38,380	38,364
Income attributable to noncontrolling interests	(1,091)	(895)	(2,321)	(1,908)
Net income attributable to the Company	$16,748	$17,150	$36,059	$36,456

Calculation of income for earnings per share:
Net income attributable to the Company	$16,748	$17,150	$36,059	$36,456
Increase in noncontrolling interest redemption value	(31)	—	(39)	—
Net income attributable to participating securities	(81)	—	(218)	—
Net income attributable to common shareholders	$16,636	$17,150	$35,802	$36,456

Basic earnings per common share	$0.40	$0.39	$0.86	$0.83
Diluted earnings per common share	$0.40	$0.39	$0.85	$0.81

Basic weighted average common shares outstanding	41,225	43,484	41,501	43,996
Diluted weighted average common shares outstanding	41,970	44,500	42,332	45,086

Dividends declared per common share	$0.125	$—	$0.250	$—

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net income before attribution to noncontrolling interests	$17,839	$18,045	$38,380	$38,364
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	959	(586)	926	(1,721)
Interest rate swaps (1)	(404)	190	(447)	73
Other comprehensive income (loss), before tax	555	(396)	479	(1,648)
Income tax effect:
Foreign currency translation adjustments	(355)	217	(343)	637
Interest rate swaps (2)	149	(71)	165	(27)
Income tax effect	(206)	146	(178)	610
Other comprehensive income (loss), net of tax	349	(250)	301	(1,038)
Comprehensive income before attribution to noncontrolling interests	18,188	17,795	38,681	37,326
Comprehensive income, redeemable noncontrolling interests	(1,086)	(895)	(2,341)	(1,908)
Comprehensive (loss) income, nonredeemable noncontrolling interests	(5)	—	20	—
Comprehensive income attributable to the Company	$17,097	$16,900	$36,360	$35,418

(1) Amounts reclassified out of accumulated other comprehensive income (“AOCI”) into net interest (expense) income included $250 and $499 for the three and six months ended June 29, 2014, respectively and $44 and $88 for the three and six months ended June 30, 2013, respectively.

(2) The income tax effects of amounts reclassified out of AOCI into net interest (expense) income were $93 and $185 for the three and six months ended June 29, 2014, respectively and $16 and $32 for the three and six months ended June 30, 2013, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013

Operating activities
Net income before attribution to noncontrolling interests	$38,380	$38,364
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	936	780
Depreciation and amortization	19,019	17,067
Deferred income taxes	6,298	8,256
Stock-based compensation expense	3,612	3,784
Excess tax benefit on equity awards	(7,890)	(3,803)
Other	2,270	694
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,400	496
Inventories	(7,295)	456
Prepaid expenses	180	2,000
Other current assets	(152)	(37)
Other assets and liabilities	(17)	(1,954)
Accounts payable	(1,934)	(3,896)
Income and other taxes payable	1,423	(9,022)
Accrued expenses and other current liabilities	(3,970)	(5,870)
Deferred revenue	305	(83)
Net cash provided by operating activities	54,565	47,232

Investing activities
Purchases of property and equipment	(26,239)	(25,493)
Loans issued	(2,642)	(3,103)
Repayments of loans issued	1,880	2,908
Acquisitions, net of cash acquired	(3,179)	—
Other	3	319
Net cash used in investing activities	(30,177)	(25,369)

Financing activities
Net proceeds on line of credit facility	52,100	44,983
Cash dividends paid	(10,404)	—
Excess tax benefit on equity awards	7,890	3,803
Tax payments for equity award issuances	(7,498)	(1,841)
Proceeds from exercise of stock options	3,361	3,696
Acquisition of Company common stock	(63,304)	(58,806)
Contributions from noncontrolling interest holders	100	450
Distributions to noncontrolling interest holders	(600)	(1,750)
Other	293	(468)
Net cash used in financing activities	(18,062)	(9,933)
Effect of exchange rate changes on cash and cash equivalents	(25)	(90)
Change in cash and cash equivalents	6,301	11,840
Cash and cash equivalents at beginning of period	13,670	16,396
Cash and cash equivalents at end of period	$19,971	$28,236

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 29, 2014

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 29, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) for the year ended December 29, 2013.

2.              Significant Accounting Policies

Reclassifications

Certain prior year amounts in the condensed consolidated statements of income have been reclassified to conform to the current year presentation, which had no effect on current or previously reported net income.

Noncontrolling Interests

Papa John’s has joint ventures in which there are noncontrolling interests, including the following as of June 29, 2014 and June 30, 2013:

	Number of Restaurants	Restaurant Locations	Papa John’s Ownership	Noncontrolling Interest Ownership
June 29, 2014
Star Papa, LP	81	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	34	Minnesota	80%	20%
PJ Denver, LLC	25	Colorado	60%	40%

June 30, 2013
Star Papa, LP	78	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	31	Minnesota	80%	20%
PJ Denver, LLC	24	Colorado	60%	40%

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

The income before income taxes attributable to the joint ventures for the three and six months ended June 29, 2014 and June 30, 2013 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013

Papa John’s International, Inc.	$1,744	$1,284	$3,592	$2,792
Noncontrolling interests	1,091	895	2,321	1,908
Total income before income taxes	$2,835	$2,179	$5,913	$4,700

The following summarizes the redemption feature, location within the condensed consolidated balance sheets and the value at which the noncontrolling interests are recorded for each joint venture as of June 29, 2014:

Joint Venture	Redemption Feature	Location within the Condensed Consolidated Balance Sheets	Recorded Value

Colonel’s Limited, LLC	Mandatorily redeemable	Other long-term liabilities	Redemption value
Star Papa, LP	Redeemable	Temporary equity	Carrying value
PJ Denver, LLC	Redeemable	Temporary equity	Redemption value
PJ Minnesota, LLC	No redemption feature	Permanent equity	Carrying value

The Colonel’s Limited, LLC agreement contains a mandatory redemption clause and, accordingly, the Company has recorded this noncontrolling interest as a liability at its redemption value in other long-term liabilities. The redemption value is adjusted at each reporting date and any change is recorded in interest expense. We recorded interest income of $48,000 and interest expense of $36,000 in the second quarter of 2014 and 2013, respectively, and interest income of $21,000 and $773,000 in the first six months of 2014 and 2013 respectively. The redemption value was $11.1 million as of June 29, 2014 and $10.8 million as of December 29, 2013.

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

The following summarizes changes in these redeemable noncontrolling interests (in thousands):

Balance at December 29, 2013	$7,024
Net income	1,370
Change in redemption value	39
Balance at June 29, 2014	$8,433

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of June 29, 2014, we had a net deferred tax liability of approximately $5.3 million.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 29, 2014 and December 29, 2013 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

June 29, 2014
Financial assets:
Cash surrender value of life insurance policies (a)	$17,613	$17,613	$—	$—
Interest rate swap (b)	41	—	41	—

Financial liabilities:
Interest rate swap (b)	584	—	584	—

December 29, 2013
Financial assets:
Cash surrender value of life insurance policies (a)	$16,798	$16,798	$—	$—

Financial liabilities:
Interest rate swap (b)	76	—	76	—

(a)         Represents life insurance policies held in our non-qualified deferred compensation plan.

(b)         The fair values of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

There were no transfers among levels within the fair value hierarchy during the six months ended June 29, 2014.

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

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued “Revenue from Contracts with Customers” (Accounting Standards update 2014-09), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. This update requires companies to recognize revenue at amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. Such estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Companies can either apply a full retrospective adoption or a modified retrospective adoption.

We are required to adopt the new requirements in the first quarter of 2017. We are currently evaluating the impact of the new requirements on our consolidated financial statements. We currently do not believe the impact will be significant.

3.              Stockholders’ Equity

In the fourth quarter of 2013, we completed a two-for-one stock split of our outstanding shares in the form of a stock dividend. The stock dividend was distributed on December 27, 2013 with approximately 21.0 million shares of stock distributed.  In conjunction with the stock split, we also retired shares held in treasury. The per-share and share amounts for 2013 in the accompanying condensed consolidated financial statements and notes to the financial statements have been adjusted to reflect the stock split.

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

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013

Basic earnings per common share:
Net income attributable to the Company	$16,748	$17,150	$36,059	$36,456
Increase in noncontrolling interest redemption value	(31)	—	(39)	—
Net income attributable to participating securities	(81)	—	(218)	—
Net income attributable to common shareholders	$16,636	$17,150	$35,802	$36,456

Weighted average common shares outstanding	41,225	43,484	41,501	43,996
Basic earnings per common share	$0.40	$0.39	$0.86	$0.83

Diluted earnings per common share:
Net income attributable to common shareholders	$16,636	$17,150	$35,802	$36,456

Weighted average common shares outstanding	41,225	43,484	41,501	43,996
Dilutive effect of outstanding equity awards (a)	745	1,016	831	1,090
Diluted weighted average common shares outstanding	41,970	44,500	42,332	45,086
Diluted earnings per common share	$0.40	$0.39	$0.85	$0.81

(a)         Excludes 284 and 176 awards for the three and six months ended June 29, 2014 and 218 and 151 awards for the three and six months ended June 30, 2013, as the effect of including such awards would have been antidilutive.

5.              Debt

Our debt is comprised entirely of a revolving line of credit. The outstanding balance was $210.0 million as of June 29, 2014 and $157.9 million as of December 29, 2013.

In September 2010, we entered into a five-year, $175 million unsecured revolving credit facility, which was amended in November 2011 to extend the maturity date to November 30, 2016. On April 30, 2013, we amended and restated our revolving credit facility to increase the amount available for borrowing thereunder to $300 million and extend the maturity date to April 30, 2018. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The remaining availability under the revolving credit facility, reduced for outstanding letters of credit, was approximately $67.5 million as of June 29, 2014.

The revolving credit facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At June 29, 2014, we were in compliance with these covenants.

In August 2011, we entered into an interest rate swap agreement that resulted in a fixed rate of 0.53%, instead of the variable rate of LIBOR, with a notional amount of $50 million and a maturity date of August 2013. On December 31, 2012, we amended our interest rate swap agreement to extend the maturity date to December 30, 2015. The amendment resulted in a change to the fixed rate (to 0.56% from 0.53%) but did not impact the notional amount of the interest rate swap agreement. On July 30, 2013, we terminated the $50 million swap and entered into a new $75 million swap. The new swap has an interest rate of 1.42% and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. The termination of the previous swap did not have a material impact on our 2013 results. In May 2014, we entered into a $50 million forward interest rate swap with an interest rate of 1.36%, an effective date of December 30, 2014 and a maturity date of April 30, 2018.

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swaps is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swaps are accounted for as adjustments to interest expense. As of June 29, 2014, the swaps are highly effective cash flow hedges with no ineffectiveness for the three- and six-month periods ended June 29, 2014.

The weighted average interest rates for our revolving credit facility, including the impact of the previously mentioned swap agreement, were 1.7% and 1.6% for the three and six months ended June 29, 2014, respectively. Interest paid, including payments made or received under the swap, was $853,000 and $424,000 for the three months ended June 29, 2014 and June 30, 2013, respectively, and $1.6 million and $802,000 for the six months ended June 29, 2014 and June 30, 2013, respectively. As of June 29, 2014, the portion of the $543,000 net interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $142,000.

6.                    Litigation

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

The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken poppers, chicken wings, cookie and dessert pizza and soft drinks to the general public. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

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

Our segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Revenues from external customers:
Domestic Company-owned restaurants	$170,000	$155,153	$348,193	$313,051
Domestic commissaries	150,581	140,003	314,628	283,897
North America franchising	21,115	20,449	43,873	41,728
International	25,573	21,137	49,202	41,063
All others	13,595	12,444	26,345	25,051
Total revenues from external customers	$380,864	$349,186	$782,241	$704,790

Intersegment revenues:
Domestic commissaries	$51,592	$46,115	$106,313	$92,912
North America franchising	583	552	1,187	1,105
International	90	73	158	140
All others	8,087	3,318	11,817	6,486
Total intersegment revenues	$60,352	$50,058	$119,475	$100,643

Income (loss) before income taxes:
Domestic Company-owned restaurants	$10,651	$8,175	$23,936	$19,131
Domestic commissaries	6,846	9,642	17,277	19,805
North America franchising	17,882	17,396	37,366	35,618
International	1,903	866	2,635	1,207
All others	(442)	1,153	148	1,812
Unallocated corporate expenses	(10,702)	(10,413)	(23,163)	(19,931)
Elimination of intersegment losses (profits)	98	(211)	(553)	(737)
Total income before income taxes	$26,236	$26,608	$57,646	$56,905

Property and equipment:
Domestic Company-owned restaurants	$203,632
Domestic commissaries	105,711
International	27,711
All others	43,113
Unallocated corporate assets	161,786
Accumulated depreciation and amortization	(323,505)
Net property and equipment	$218,448

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At June 29, 2014, there were 4,487 Papa John’s restaurants (731 Company-owned and 3,756 franchised) operating in all 50 states and in 37 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Restaurant Progression

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

North America Company-owned:
Beginning of period	666	649	665	648
Opened	2	5	4	6
Closed	(1)	—	(2)	—
Acquired from franchisees	5	—	5	—
End of period	672	654	672	654
International Company-owned:
Beginning of period	58	50	58	48
Opened	1	1	1	3
End of period	59	51	59	51
North America franchised:
Beginning of period	2,615	2,572	2,621	2,556
Opened	28	32	49	63
Closed	(24)	(16)	(51)	(31)
Sold to Company	(5)	—	(5)	—
End of period	2,614	2,588	2,614	2,588
International franchised:
Beginning of period	1,101	926	1,084	911
Opened	46	43	69	69
Closed	(5)	(10)	(11)	(21)
End of period	1,142	959	1,142	959
Total restaurants - end of period	4,487	4,252	4,487	4,252

FOCUS System

The Company is implementing a new, proprietary point-of-sale system (“FOCUS”) in substantially all domestic system-wide restaurants. As of June 29, 2014, we had installed FOCUS in 383 restaurants (369 Company-owned and 14 franchised), with the majority of the installations expected to occur by the end of 2014.

The costs related to implementing FOCUS are projected to decrease income before income taxes by approximately $5.0 million in 2014, or an $0.08 negative impact on diluted earnings per share, as compared to 2013.  FOCUS had the following impact on our condensed consolidated statements of income for the three and six months ended June 29, 2014 (in thousands):

	Three Months	Six Months
	June 29,	June 29,
	2014	2014

Other sales (a)	$123	$135
Other operating expenses (b)	(462)	(651)
Depreciation and amortization (c)	(529)	(579)
Net decrease in income before income taxes	$(868)	$(1,095)

Diluted earnings per common share	$(0.01)	$(0.02)

(a)         Represents revenues for equipment installed at domestic franchised restaurants.

(b)         Includes cost of sales associated with equipment installed at franchised restaurants and other costs to support the rollout of the program.

(c)          Includes depreciation expense for both the capitalized software and for equipment installed at Company-owned restaurants.

Total income before income taxes and other measures excluding FOCUS system rollout costs included within this filing are not measures defined by GAAP. These non-GAAP measures should not be construed as substitutes for or better indicators of the company’s performance than the company’s GAAP results. Management believes presenting income before income taxes and other measures excluding the FOCUS system rollout costs is important for purposes of comparison to prior year results and analyzing each segment’s operating results. In addition, management uses these non-GAAP measures to allocate resources and analyze trends and underlying operating performance of the Company.

As part of the rollout, we have partnered with a third party to offer a financing option for this system to our franchisees.  The arrangement with the third party requires us to offer a guarantee for the loans.  The term of these loans will be five years or less and will require us to perform under the guarantee when a franchisee has a late payment in excess of 60 days. The guarantee is limited to the greater of 10% of all loans or 100% of all loans that have higher risk profiles.  Higher risk loan profiles are determined based on pre-established criteria including length of time in business, credit rating, and other factors.  As part of this program, we have the ability to decline funding on higher risk loans.

We will record a liability for the estimated fair value of the guarantee.  As of June 29, 2014, we have no recorded liability as the FOCUS franchise rollout has just started.

Results of Operations

Summary of Operating Results - Segment Review

Discussion of Revenues

Consolidated revenues were $380.9 million for the three months ended June 29, 2014, an increase of $31.7 million, or 9.1%, over the corresponding 2013 period. For the six months ended June 29, 2014, total revenues were $782.2 million, an increase of $77.5 million, or 11.0%, over the corresponding 2013 period. The increases in revenues for the three and six months ended June 29, 2014, were primarily due to the following:

•                  Domestic Company-owned restaurant sales increased $14.8 million, or 9.6%, and $35.1 million, or 11.2% for the three and six months ended June 29, 2014, respectively, primarily due to increases of 7.5% and 9.5% in comparable sales. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

•                  North America franchise royalty revenue increased approximately $750,000, or 3.7%, and $2.6 million or 6.4%, for the three and six months ended June 29, 2014, respectively, primarily due to increases of 5.4% and 7.2% in comparable sales, partially offset by increases in royalty incentives to franchisees for meeting certain development and performance targets.

•                  Domestic commissary sales increased $10.6 million, or 7.6%, and $30.7 million, or 10.8%, for the three and six months ended June 29, 2014, respectively, due to increases in the prices of certain commodities, primarily cheese, and increases in sales volumes for the six-month period.

•                  International royalties and franchise and development fees increased approximately $900,000, or 17.2%, and $1.6 million, or 15.7%, for the three and six months ended June 29, 2014, respectively, primarily due to increases in the number of restaurants and increases in comparable sales of 8.6% and 7.6%, calculated on a constant dollar basis.

•                  International restaurant and commissary sales increased $3.5 million, or 22.3%, and $6.5 million, or 21.2%, respectively, primarily due to increases in China Company-owned restaurant sales, due to increases in units, and increases in our United Kingdom commissary revenues, due to increases in units and higher comparable sales.

Discussion of Operating Results

Second quarter 2014 income before income taxes was $26.2 million compared to $26.6 million in the prior year comparable period, or a decrease of $372,000, or 1.4%. Excluding FOCUS rollout costs of $868,000, income before income taxes increased $496,000, or 1.9%. Income before income taxes was $57.6 million for the six months ended June 29, 2014, compared to $56.9 million for the prior year comparable period, or an increase of $741,000, or 1.3%. Excluding FOCUS rollout costs of $1.1 million, income before income taxes increased $1.8 million, or 3.2%. See the FOCUS System section for additional information.

Income before income taxes is summarized in the following table on a reporting segment basis (in thousands):

	Three Months Ended			Six Months Ended
	June 29,	June 30,	Increase	June 29,	June 30,	Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Domestic Company-owned restaurants	$10,651	$8,175	$2,476	$23,936	$19,131	$4,805
Domestic commissaries	6,846	9,642	(2,796)	17,277	19,805	(2,528)
North America franchising	17,882	17,396	486	37,366	35,618	1,748
International	1,903	866	1,037	2,635	1,207	1,428
All others	(442)	1,153	(1,595)	148	1,812	(1,664)
Unallocated corporate expenses	(10,702)	(10,413)	(289)	(23,163)	(19,931)	(3,232)
Elimination of intersegment losses (profits)	98	(211)	309	(553)	(737)	184
Total income before income taxes	$26,236	$26,608	$(372)	$57,646	$56,905	$741
FOCUS system rollout costs (a)	868	—	868	1,095	—	1,095
Total income before income taxes, excluding FOCUS system rollout costs (b)	$27,104	$26,608	$496	$58,741	$56,905	$1,836

(a)         See the FOCUS System section for additional information.

(b)         Represents a measure that is not defined by accounting principles generally accepted in the United States (“GAAP”) . See the FOCUS System section for additional information.

The decrease of $372,000, or 1.4%, and increase of $741,000, or 1.3%, including FOCUS rollout costs, for the three- and six-month periods, respectively, were primarily due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes increased approximately $2.5 million and $4.8 million for the three and six months ended June 29, 2014, respectively, compared to the corresponding prior year periods. The increases were primarily due to the 7.5% and 9.5% increases in comparable sales, partially offset by the impact of higher commodity costs. The market price for cheese averaged $2.13 and $2.17 per pound for the three- and six-month periods in 2014, compared to $1.78 and $1.72 per pound in the prior year comparable periods.

•                  Domestic Commissary Segment. Domestic commissaries’ income before income taxes decreased approximately $2.8 million and $2.5 million for the three and six months ended June 29, 2014, respectively, compared to the corresponding prior year periods. The decrease for the three-month period was primarily due to a lower margin of approximately $800,000, higher insurance claims costs of approximately $1.1 million and higher costs associated with various ongoing commissary initiatives. The decrease for the six-month period was due to the previously mentioned higher costs, partially offset by incremental profits from higher sales. We manage commissary results on a full year basis and anticipate the 2014 full year profit margin will approximate 2013.

•                  North America Franchising Segment. North America Franchising income before income taxes increased $486,000 and $1.7 million for the three and six months ended June 29, 2014, respectively, compared to the corresponding prior year periods. The increases were primarily due to higher royalties from the 5.4% and 7.2% comparable sales, partially offset by the previously mentioned increases in royalty incentives.

•                  International Segment. Income before income taxes increased approximately $1.0 million and $1.4 million for the three and six months ended June 29, 2014, respectively, compared to the corresponding prior year periods. The increases were primarily due to increases in units and comparable sales increases of 8.6% and 7.6%, which resulted in both higher royalties and increases in United Kingdom profits. These increases were partially offset by unfavorable results at our China Company-owned restaurant operations.

•                  All Others Segment. The “All Others” reporting segment, which primarily includes our online and mobile ordering business and our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, decreased approximately $1.6 million and $1.7 million for the three and six months ended June 29, 2014, respectively, compared to the corresponding prior year periods. The decreases were primarily due to higher infrastructure costs to support our digital ordering business and a lower margin at our print and promotions business from a discounted direct mail campaign provided to domestic franchised restaurants.

•                  Unallocated Corporate Expenses. Unallocated corporate expenses increased approximately $300,000 and $3.2 million for the three and six months ended June 29, 2014, respectively, compared to the corresponding 2013 periods. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 29,	June 30,	Increase	June 29,	June 30,	Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

General and administrative (a)	$8,146	$8,358	$(212)	$18,475	$17,045	$1,430
Net interest expense (income) (b)	781	376	405	1,386	(283)	1,669
Depreciation	1,839	1,638	201	3,614	3,391	223
Other (income) expense	(502)	41	(543)	(895)	(222)	(673)
FOCUS system rollout costs (c)	438	—	438	583	—	583
Total unallocated corporate expenses	$10,702	$10,413	$289	$23,163	$19,931	$3,232

(a)         The increase in unallocated general and administrative costs for the six-month period was primarily due to higher salaries and benefits and equity compensation costs.

(b)         The increase in net interest expense (income) was primarily due to a higher average outstanding debt balance with a higher effective interest rate. Additionally, the 2013 six-month period included an approximate $773,000 benefit from a decrease in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture.

(c)          Includes depreciation expense for capitalized FOCUS software costs and other costs to support the rollout of the program.

Diluted earnings per share were as follows for the three and six months ended June 29, 2014 and June 30, 2013:

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	Increase	June 29, 2014	June 30, 2013	Increase

Diluted earnings per share as reported (a)	$0.40	$0.39	$0.01	$0.85	$0.81	$0.04
FOCUS system rollout costs	0.01	—	0.01	0.02	—	0.02
Diluted earnings per share, excluding Focus system rollout costs (b)	$0.41	$0.39	$0.02	$0.87	$0.81	$0.06

(a)         Diluted earnings per share increased $0.02 and $0.05 for the three- and six-month periods, respectively, due to reductions in shares outstanding (a 5.7% reduction for the three-month period and a 6.1% reduction for the six-month period).

(b)         Represents a measure that is not defined by GAAP. See the FOCUS System section for additional information.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $170.0 million for the three months ended June 29, 2014, compared to $155.2 million for the same period in 2013, and $348.2 million for the six months ended June 29, 2014, compared to $313.1 million for the same period in 2013.  The increases of $14.8 million and $35.1 million were primarily due to the previously mentioned increases of 7.5% and 9.5% in comparable sales and increases of 2.5% and 2.3% in equivalent units during the three and six months ended June 29, 2014, respectively. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise royalties were $21.0 million and $43.6 million for the three and six months ended June 29, 2014, respectively, representing increases of approximately $750,000, or 3.7%, and $2.6 million, or 6.4%, from the comparable periods in the prior year. The increases in royalties were primarily due the previously mentioned increases of 5.4% and 7.2% in comparable sales and increases of 1.1% and 1.5% in equivalent units during the three and six months ended June 29, 2014, partially offset by increases in royalty incentives for meeting certain development and performance targets.  North America franchise sales increased 6.6% to $496.7 million for the three months ended June 29, 2014, compared to $466.2 million for the same period in 2013, and increased 8.5% to $1.03 billion for the six months ended June 29, 2014, compared to $946.3 million for the same period in 2013. Franchise restaurant sales are not included in Company revenues; however, our domestic royalty revenue is derived from these sales.

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

The comparable sales base and average weekly sales for 2014 and 2013 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	June 29, 2014		June 30, 2013
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	672	2,614	654	2,588
Equivalent units	664	2,518	648	2,493
Comparable sales base units	643	2,295	633	2,266
Comparable sales base percentage	96.9%	91.1%	97.7%	90.9%
Average weekly sales - comparable units	$19,923	$15,654	$18,604	$14,885
Average weekly sales - total non-comparable units (a)	$13,084	$10,226	$10,880	$9,381
Average weekly sales - all units	$19,710	$15,173	$18,430	$14,383

	Six Months Ended
	June 29, 2014		June 30, 2013
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	672	2,614	654	2,588
Equivalent units	660	2,522	646	2,486
Comparable sales base units	641	2,298	633	2,253
Comparable sales base percentage	97.1%	91.1%	98.0%	90.6%
Average weekly sales - comparable units	$20,503	$16,166	$18,794	$15,136
Average weekly sales - total non-comparable units (a)	$13,133	$10,426	$11,495	$9,870
Average weekly sales - all units	$20,289	$15,656	$18,652	$14,643

(a)         Includes 157 traditional and 191 non-traditional units as of June 29, 2014 and 175 traditional and 169 non-traditional units as of June 30, 2013.

Domestic commissary sales increased 7.6% to $150.6 million for the three months ended June 29, 2014, from $140.0 million in the comparable 2013 period and increased 10.8% to $314.6 million for the six months ended June 29, 2014, from $283.9 million in the comparable 2013 period. The increases were primarily due to increases in the prices of certain commodities, primarily cheese, and increases in restaurant sales volumes for the six-month period.

Other sales increased approximately $1.2 million, or 9.2%, and $1.3 million, or 5.2%, for the three and six months ended June 29, 2014, respectively, primarily due to increases in equipment sales to franchisees.

International royalties and franchise and development fees increased approximately $900,000, or 17.2%, for the three months ended June 29, 2014, and increased $1.6 million, or 15.7%, for the six months ended June 29, 2014, from the prior comparable periods. The increases were due to increases in units and comparable sales of 8.6% and 7.6%, calculated on a constant dollar basis, for the three- and six-month periods, respectively. International franchise sales were $140.1 million for the three months ended June 29, 2014, compared to $110.8 million for the same period in 2013, and $270.9 million for the six months ended June 29, 2014, compared to $218.4 million for the same period in 2013.  International franchise sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

International restaurant and commissary sales increased $3.5 million, or 22.3%, for the three months ended June 29, 2014, and increased $6.5 million, or 21.2%, for the six months ended June 29, 2014, from the prior comparable periods. The increases are due to increases in China Company-owned restaurant sales, due to increases in units, and increases in our United Kingdom commissary revenues, due to both increases in units and higher comparable sales at our franchised United Kingdom restaurants.

Costs and expenses.  The restaurant operating margins for domestic Company-owned units were relatively consistent at 18.9% for the three months ended June 29, 2014, compared to 18.8% for the same period in 2013, and 19.2% for the six months ended June 29, 2014, compared to 19.3% for the same period in 2013. The margins were comprised of the following changes for the three and six months ended June 29, 2014:

•                  Cost of sales was 0.3% and 1.1% higher for the three and six months ended June 29, 2014, as compared to the same periods in 2013, primarily due to higher commodity costs, primarily cheese and meats, somewhat offset by a higher ticket average.

•                  Salaries and benefits were 0.2% and 0.4% lower as a percentage of sales for the three and six months ended June 29, 2014, as compared to the same periods in 2013. The decreases were primarily due to the benefit of higher sales.

•                  Advertising and related costs as a percentage of sales were 0.4% and 0.3% lower for the three and six months ended June 29, 2014, as compared to the same periods in 2013, primarily due to the benefit of higher sales.

•                  Occupancy costs and other operating costs, on a combined basis, were relatively consistent (20.4% and 20.3% for the three months ended June 29, 2014 and June 30, 2013, respectively, and 19.9% and 20.0% for the six months ended June 29, 2014 and June 30, 2013, respectively).

Domestic commissary margin was 6.0% for the three months ended June 29, 2014, compared to 7.9% for the corresponding period in 2013, and 6.8% for the six months ended June 29, 2014, compared to 7.9% for the corresponding period in 2013 and consisted of the following differences:

•                  Cost of sales was 1.8% and 1.6% higher as a percentage of sales for the three and six months ended June 29, 2014 primarily due to higher cheese costs, which have a fixed-dollar markup. As cheese prices are higher, food cost as a percentage of sales is higher. In addition, commissary margins were lower for the three-month period.

•                  Salaries and benefits were 4.5% and 4.3% for the three-month periods of 2014 and 2013, respectively, and 4.4% and 4.3% for the six-month periods of 2014 and 2013, respectively. The higher costs were attributable to ongoing commissary initiatives, including in-house distribution.

•                  Other commissary operating expenses were 0.1% and 0.6% lower as a percentage of sales. The lower operating expenses as a percentage of sales were due to higher sales from higher commodities, including cheese prices. Total operating expenses increased in dollars primarily due to higher insurance claims costs of $1.1 million.

International restaurant and commissary expenses were 82.4% of international restaurant and commissary sales in the second quarter of 2014 as compared to 82.5% in the second quarter of 2013 and were 82.9% for the six months ended June 29, 2014 as compared to 83.8% for the corresponding 2013 period. The decreases as a percentage of sales were primarily due to lower operating expenses in the United Kingdom primarily due to the benefit of higher sales.

General and administrative (“G&A”) costs of $33.6 million, or 8.8%, of revenues for the three months ended June 29, 2014, were relatively consistent with G&A costs of $33.1 million, or 9.5%, of revenues for the same period in 2013. G&A costs were $70.5 million, or 9.0%, of revenues for the six months ended June 29, 2014, compared to $66.3 million, or 9.4%, of revenues for the same period in 2013. The increase of $4.2 million for the six-month period was primarily due to the following:

•                  Unallocated corporate general and administrative expenses increased due to higher salaries and benefits and equity compensation costs.

•                  Domestic Company-owned restaurant supervisor bonuses increased due to higher sales.

•                  International general and administrative costs increased due to infrastructure and promotional activity costs.

•                  Domestic commissaries general and administrative costs increased due to higher salaries, benefits and travel costs to support in-house distribution and other on-going commissary initiatives.

Other general expenses reflected net expense of $2.0 million for the three months ended June 29, 2014, compared to $1.6 million for the comparable period in 2013, and $3.5 million for the six months ended June 29, 2014, compared to $2.8 million for the comparable period in 2013, as detailed below (in thousands):

	Three Months Ended			Six Months Ended
	June 29,	June 30,	Increase	June 29,	June 30,	Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Franchise and development incentives (a)	$1,229	$1,050	$179	$2,532	$2,111	$421
Supplier marketing income	(250)	(250)	—	(500)	(500)	—
Other	985	797	188	1,465	1,171	294
Total other general expenses	$1,964	$1,597	$367	$3,497	$2,782	$715

(a)         Represents incentives provided to domestic franchisees for opening new restaurants.

Depreciation and amortization was $9.9 million (2.6% of revenues) for the three months ended June 29, 2014, compared to $8.5 million (2.4% of revenues) for the same 2013 period, and $19.0 million (2.4% of revenues) for the six months ended June 29, 2014, compared to $17.1 million (2.4% of revenues) for the 2013 period. The increases in depreciation expense were due to incremental depreciation related to both our New Jersey dough production capital expenditures and our FOCUS capitalized software costs and equipment costs at Company-owned restaurants.

Net interest (expense) income. Net interest (expense) income consisted of the following for the three and six months ended June 29, 2014 and June 30, 2013 (in thousands):

	Three Months Ended			Six Months Ended
	June 29,	June 30,	(Increase)	June 29,	June 30,	(Increase)
	2014	2013	Decrease	2014	2013	Decrease

Interest expense - line of credit (a)	$(975)	$(457)	$(518)	$(1,711)	$(779)	$(932)
Investment income	164	153	11	335	338	(3)
Change in redemption value of mandatorily redeemable noncontrolling interest in a joint venture (b)	48	(36)	84	21	773	(752)
Net interest (expense) income	$(763)	$(340)	$(423)	$(1,355)	$332	$(1,687)

(a)         The increase in interest expense for the three and six months ended June 29, 2014 was due to a higher average outstanding debt balance and a higher effective interest rate.

(b)         The first quarter of 2013 included a benefit from a decrease in the redemption value of a joint venture.

Income tax expense. Our effective income tax rates were 32.0% and 33.4% for the three and six months ended June 29, 2014, respectively, representing a decrease of 0.2% for the three-month period and an increase of 0.8% for the six-month period.  Our effective income tax rate may fluctuate from quarter to quarter for various reasons. The higher tax rate for the first six months of 2014 was primarily due to the prior year including both favorable state tax settlements and the reinstatement of certain 2012 tax credits under the American Taxpayer Relief Act of 2012.

Liquidity and Capital Resources

Our debt is comprised entirely of a $300 million revolving credit facility with a maturity date of April 30, 2018. Outstanding balances under this facility were $210.0 million as of June 29, 2014 and $157.9 million as of December 29, 2013. The increase in the outstanding balance was primarily due to borrowings to fund increased share repurchases.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the revolving credit facility. The remaining availability under the revolving credit facility, reduced for outstanding letters of credit, was approximately $67.5 million as of June 29, 2014.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our revolving credit facility. On July 30, 2013, we terminated our $50 million interest rate swap agreement, which had a fixed rate of 0.56% instead of the variable rate of LIBOR. Upon termination of the $50 million swap, we entered into a $75 million swap with an interest rate of 1.42% and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. In May 2014, we entered into a $50 million forward interest rate swap with an interest rate of 1.36%, an effective date of December 30, 2014 and a maturity date of April 30, 2018. See the notes to condensed consolidated financial statements for additional information.

Our revolving credit facility contains affirmative and negative covenants, including the following financial covenants, as defined by the revolving credit facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	June 29, 2014

Leverage Ratio	Not to exceed 3.0 to 1.0	1.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.9 to 1.0

Our leverage ratio is defined as outstanding debt divided by EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of June 29, 2014.

Cash flow provided by operating activities was $54.6 million for the six months ended June 29, 2014, compared to $47.2 million for the same period in 2013. The increase of approximately $7.3 million is primarily due to favorable changes in working capital.

Our free cash flow, a non-GAAP financial measure, for the six months ended June 29, 2014 and June 30, 2013 was as follows (in thousands):

	Six Months Ended
	June 29,	June 30,
	2014	2013

Net cash provided by operating activities	$54,565	$47,232
Purchases of property and equipment	(26,239)	(25,493)
Free cash flow (a)	$28,326	$21,739

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

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary facilities and equipment and the enhancement of corporate systems and facilities, including technological enhancements such as our FOCUS system. Capital expenditures were $26.2 million for the six months ended June 29, 2014, compared to $25.5 million for the six months ended June 30, 2013.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings on our revolving credit facility. We repurchased $63.3 million and $58.8 million of common stock for the six months ended June 29, 2014 and June 30, 2013, respectively. Subsequent to June 29, 2014, through July 29, 2014, we repurchased an additional $8.5 million of common stock. As of July 29, 2014, approximately $50.1 million remained available for repurchase under our Board of Directors’ authorization.

We paid a cash dividend of approximately $5.2 million ($0.125 per common share) during the second quarter of 2014. Subsequent to the second quarter, on July 31, 2014, our Board of Directors approved a 12% increase in the Company’s dividend rate per common share, from $0.50 on an annual basis to $0.56 on an annual basis, and declared a third quarter dividend of $0.14 per common share (approximately $5.7 million based on current shareholders of record). The dividend will be paid on August 22, 2014 to shareholders of record as of the close of business on August 13, 2014. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, contingent liabilities, resolution of litigation, commodity costs, profit margins, unit growth, capital expenditures, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

•                  aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales; and new product and concept developments by food industry competitors;

•                  changes in consumer preferences or consumer buying habits, including the impact of adverse general economic conditions, such as increasing tax rates;

•                  the impact that product recalls, food quality or safety issues, incidences of foodborne illness and other general public health concerns could have system-wide on our restaurants or our results;

•                  failure to maintain our brand strength and quality reputation;

•                  the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably;

•                  increases in or sustained high costs of food ingredients or other restaurant costs. This could include increased employee compensation, benefits, insurance, tax rates, regulatory compliance and similar costs, including increased costs resulting from federal health care legislation;

•                  disruption of our supply chain or commissary operations which could be caused by sole or limited source of suppliers or weather, drought, disease or other disruptions beyond our control;

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

•                  the credit performance of our franchise loan or guarantee programs;

•                  the impact of the resolution of current or future claims and litigation;

•                  current or proposed legislation impacting our business;

•                  the impact of changes in currency exchange and interest rates;

•                  failure to effectively execute succession planning, and our reliance on the multiple roles of our Founder, Chairman, President and Chief Executive Officer, who also serves as our brand spokesperson;

•                  disruption of critical business or information technology systems, and risks associated with systems failures and data privacy and security breaches, including theft of Company, employee and customer information. This would include the increased risk associated with the rollout of FOCUS. If prolonged and widespread technological problems are experienced during the rollout, our domestic operations could be disrupted, which could adversely impact sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of a revolving credit facility with available borrowings of $300 million and a maturity date of April 30, 2018. The outstanding balance under this facility was $210.0 million as of June 29, 2014 and $157.9 million as of December 29, 2013. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

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

On July 30, 2013, we terminated our $50 million interest rate swap agreement, which had a fixed rate of 0.56% instead of the variable rate of LIBOR. Upon termination of the $50 million swap, we entered into a $75 million swap with an interest rate of 1.42% and a maturity date of April 30, 2018, which coincides with the maturity date of our revolving credit facility. In May 2014, we entered into a $50 million forward interest rate swap with an interest rate of 1.36%, an effective date of December 30, 2014 and a maturity date of April 30, 2018.

The effective interest rate on the revolving line of credit, including the impact of the interest rate swap agreement, was 1.6% as of June 29, 2014. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of June 29, 2014, including the impact of both interest rate swaps, would increase interest expense by approximately $850,000.

Foreign Currency Exchange Rate Risk

We do not enter into financial instruments to manage foreign currency exchange rates since only 6.3% of our total revenues are derived from sales to customers and royalties outside the United States.

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

The following table presents the actual average block price for cheese by quarter through the second quarter of 2014 and the projected average block price for cheese by quarter through 2014 (based on the July 29, 2014 Chicago Mercantile Exchange cheese futures market prices):

	2014		2013
	Projected		Actual
	Block Price		Block Price

Quarter 1	$2.212		$1.662
Quarter 2	2.131		1.784
Quarter 3	2.029	*	1.740
Quarter 4	1.944	*	1.849
Full Year	$2.079	*	$1.759

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $1.2 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on December 31, 2014. Through June 29, 2014, a total of 104.4 million shares with an aggregate cost of $1.1 billion and an average price of $10.94 per share have been repurchased under this program. Subsequent to June 29, 2014, through July 29, 2014, we acquired an additional 202,000 shares at an aggregate cost of $8.5 million. As of July 29, 2014, approximately $50.1 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended June 29, 2014 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

03/31/2014 - 04/27/2014	325	$50.38	104,024	$72,683
04/28/2014 - 05/25/2014	138	$43.51	104,162	$66,687
05/26/2014 - 06/29/2014	190	$42.74	104,352	$58,571

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 29, 2014, filed on August 5, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 5, 2014	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President,
Chief Financial Officer,
Chief Administrative Officer and Treasurer