Form 10-Q
period 2014-09-28
PAPA JOHNS INTERNATIONAL INC
filed 2014-11-04
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2014

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

At October 28, 2014, there were outstanding 40,157,097 shares of the registrant’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	September 28, 2014	December 29, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,148	$13,670
Accounts receivable, net	57,262	53,203
Notes receivable, net	6,064	3,566
Inventories	34,428	23,035
Deferred income taxes	6,924	8,004
Prepaid expenses	11,881	14,336
Other current assets	9,815	9,226
Total current assets	143,522	125,040
Property and equipment, net	218,453	212,097
Notes receivable, less current portion, net	12,359	13,239
Goodwill	82,689	79,391
Other assets	35,158	34,524
Total assets	$492,181	$464,291

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,273	$35,653
Income and other taxes payable	10,837	4,401
Accrued expenses and other current liabilities	52,866	57,807
Total current liabilities	97,976	97,861
Deferred revenue	4,887	5,827
Long-term debt	224,684	157,900
Deferred income taxes	12,604	14,660
Other long-term liabilities	39,180	42,835
Total liabilities	379,331	319,083

Redeemable noncontrolling interests	8,970	7,024

Stockholders’ equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 43,236 at September 28, 2014 and 42,796 at December 29, 2013)	432	428
Additional paid-in capital	144,022	137,552
Accumulated other comprehensive income	2,173	2,463
Retained earnings	77,268	41,297
Treasury stock (3,050 shares at September 28, 2014 and 1,129 shares at December 29, 2013, at cost)	(132,545)	(44,066)
Total stockholders’ equity, net of noncontrolling interests	91,350	137,674
Noncontrolling interests in subsidiaries	12,530	510
Total stockholders’ equity	103,880	138,184
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$492,181	$464,291

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

North America revenues:
Domestic Company-owned restaurant sales	$169,076	$152,662	$517,269	$465,713
Franchise royalties	22,131	19,419	65,728	60,382
Franchise and development fees	217	263	493	1,028
Domestic commissary sales	149,224	138,044	463,852	421,941
Other sales	23,359	13,566	49,704	38,617
International revenues:
Royalties and franchise and development fees	6,673	5,454	18,769	15,912
Restaurant and commissary sales	19,719	16,934	56,825	47,539
Total revenues	390,399	346,342	1,172,640	1,051,132
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	42,460	38,233	129,646	113,131
Salaries and benefits	45,835	41,701	139,223	127,026
Advertising and related costs	15,369	14,424	46,979	43,894
Occupancy costs	10,344	9,583	29,101	27,233
Other restaurant operating expenses	25,343	23,061	75,850	68,237
Total domestic Company-owned restaurant expenses	139,351	127,002	420,799	379,521
Domestic commissary expenses:
Cost of sales	116,908	107,930	364,302	326,529
Salaries and benefits	7,208	6,173	21,079	18,273
Other commissary operating expenses	15,013	15,262	47,083	45,908
Total domestic commissary expenses	139,129	129,365	432,464	390,710
Other operating expenses	22,794	12,510	47,446	35,094
International restaurant and commissary expenses	16,605	14,372	47,366	40,008
General and administrative expenses	33,671	31,780	104,199	98,064
Other general expenses	3,143	1,260	6,640	4,042
Depreciation and amortization	10,520	8,605	29,539	25,672
Total costs and expenses	365,213	324,894	1,088,453	973,111
Operating income	25,186	21,448	84,187	78,021
Net interest (expense) income	(968)	(185)	(2,323)	147
Income before income taxes	24,218	21,263	81,864	78,168
Income tax expense	7,256	6,385	26,522	24,926
Net income before attribution to noncontrolling interests	16,962	14,878	55,342	53,242
Income attributable to noncontrolling interests	(887)	(602)	(3,208)	(2,510)
Net income attributable to the Company	$16,075	$14,276	$52,134	$50,732

Calculation of income for earnings per share:
Net income attributable to the Company	$16,075	$14,276	$52,134	$50,732
Increase in noncontrolling interest redemption value	(42)	—	(81)	—
Net income attributable to participating securities	(77)	—	(295)	—
Net income attributable to common shareholders	$15,956	$14,276	$51,758	$50,732

Basic earnings per common share	$0.39	$0.33	$1.25	$1.16
Diluted earnings per common share	$0.39	$0.32	$1.23	$1.13

Basic weighted average common shares outstanding	40,739	43,182	41,248	43,710
Diluted weighted average common shares outstanding	41,386	44,168	42,021	44,762

Dividends declared per common share	$0.14	$0.125	$0.39	$0.375

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

Net income before attribution to noncontrolling interests	$16,962	$14,878	$55,342	$53,242
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,634)	1,980	(708)	259
Interest rate swaps (1)	694	(529)	247	(456)
Other comprehensive income (loss), before tax	(940)	1,451	(461)	(197)
Income tax effect:
Foreign currency translation adjustments	605	(733)	262	(96)
Interest rate swaps (2)	(256)	196	(91)	169
Income tax effect	349	(537)	171	73
Other comprehensive income (loss), net of tax	(591)	914	(290)	(124)
Comprehensive income before attribution to noncontrolling interests	16,371	15,792	55,052	53,118
Comprehensive income, redeemable noncontrolling interests	(724)	(602)	(3,066)	(2,510)
Comprehensive income, nonredeemable noncontrolling interests	(163)	—	(142)	—
Comprehensive income attributable to the Company	$15,484	$15,190	$51,844	$50,608

(1) Amounts reclassified out of accumulated other comprehensive income (“AOCI”) into net interest (expense) income included $250 and $749 for the three and nine months ended September 28, 2014, respectively and $165 and $254 for the three and nine months ended September 29, 2013, respectively.

(2) The income tax effects of amounts reclassified out of AOCI into net interest (expense) income were $92 and $277 for the three and nine months ended September 28, 2014, respectively and $61 and $94 for the three and nine months ended September 29, 2013, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 28, 2014	Sept. 29, 2013

Operating activities
Net income before attribution to noncontrolling interests	$55,342	$53,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	1,714	1,130
Depreciation and amortization	29,539	25,672
Deferred income taxes	7,687	6,994
Stock-based compensation expense	5,958	5,642
Excess tax benefit on equity awards	(8,493)	(4,108)
Other	3,916	1,260
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,861)	(4,666)
Inventories	(9,792)	(740)
Prepaid expenses	2,461	410
Other current assets	(313)	(129)
Other assets and liabilities	3,887	(3,254)
Accounts payable	(1,380)	1,457
Income and other taxes payable	6,434	(4,511)
Accrued expenses and other current liabilities	(5,163)	(3,217)
Deferred revenue	(110)	(349)
Net cash provided by operating activities	84,826	74,833

Investing activities
Purchases of property and equipment	(37,700)	(38,537)
Loans issued	(5,221)	(3,830)
Repayments of loans issued	3,371	3,687
Acquisitions, net of cash acquired	(4,264)	—
Other	25	324
Net cash used in investing activities	(43,789)	(38,356)

Financing activities
Net proceeds on line of credit facility	66,784	31,742
Cash dividends paid	(16,119)	(5,414)
Excess tax benefit on equity awards	8,493	4,108
Tax payments for equity award issuances	(7,540)	(1,862)
Proceeds from exercise of stock options	4,752	4,193
Acquisition of Company common stock	(94,152)	(69,137)
Contributions from noncontrolling interest holders	1,086	850
Distributions to noncontrolling interest holders	(1,200)	(3,200)
Other	423	(501)
Net cash used in financing activities	(37,473)	(39,221)
Effect of exchange rate changes on cash and cash equivalents	(86)	37
Change in cash and cash equivalents	3,478	(2,707)
Cash and cash equivalents at beginning of period	13,670	16,396
Cash and cash equivalents at end of period	$17,148	$13,689

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 28, 2014

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) for the year ended December 29, 2013.

2.              Significant Accounting Policies

Reclassifications

Certain prior year amounts in the condensed consolidated statements of income have been reclassified to conform to the current year presentation, which had no effect on current or previously reported net income.

Noncontrolling Interests

Papa John’s has joint ventures in which there are noncontrolling interests, including the following as of September 28, 2014 and September 29, 2013:

	Number of Restaurants	Restaurant Locations	Papa John’s Ownership	Noncontrolling Interest Ownership
September 28, 2014
Star Papa, LP	82	Texas	51%	49%
Colonel’s Limited, LLC	56	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	34	Minnesota	70%	30%
PJ Denver, LLC	25	Colorado	60%	40%

September 29, 2013
Star Papa, LP	78	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	31	Minnesota	80%	20%
PJ Denver, LLC	25	Colorado	60%	40%

The noncontrolling interest holder’s ownership in PJ Minnesota, LLC increased from 20% to 30% during the third quarter of 2014 upon exercise of an option to acquire an additional 10% interest in the joint venture from the Company.

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

The income before income taxes attributable to the joint ventures for the three and nine months ended September 28, 2014 and September 29, 2013 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2014	2013	2014	2013

Papa John’s International, Inc.	$1,387	$805	$4,979	$3,597
Noncontrolling interests	887	602	3,208	2,510
Total income before income taxes	$2,274	$1,407	$8,187	$6,107

The following summarizes the redemption feature, location within the condensed consolidated balance sheets and the value at which the noncontrolling interests are recorded for each joint venture as of September 28, 2014:

Joint Venture	Redemption Feature	Location within the Condensed Consolidated Balance Sheets	Recorded Value

Star Papa, LP	Redeemable	Temporary equity	Carrying value
PJ Denver, LLC	Redeemable	Temporary equity	Redemption value
Colonel’s Limited, LLC	No redemption feature	Permanent equity	Carrying value
PJ Minnesota, LLC	No redemption feature	Permanent equity	Carrying value

The noncontrolling interest holders of two joint ventures have the option to require the Company to purchase their interests. Since redemption of the noncontrolling interests is outside of the Company’s control, the noncontrolling interests are presented in the caption “Redeemable noncontrolling interests” in the condensed consolidated balance sheets and include the following joint ventures:

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

The following summarizes changes in these redeemable noncontrolling interests (in thousands):

Balance at December 29, 2013	$7,024
Net income	1,865
Change in redemption value	81
Balance at September 28, 2014	$8,970

Through August 24, 2014, the Colonel’s Limited, LLC agreement contained a mandatory redemption clause and, accordingly, the Company recorded this noncontrolling interest as a liability at its redemption value in other long-term liabilities. The redemption value was adjusted at each reporting date and any change was recorded in interest expense. In the current quarter, the mandatory redemption clause was removed via a contract amendment to the operating agreement. Upon the removal of this redemption feature, the noncontrolling interest for Colonel’s Limited, LLC was reclassified from other long-term liabilities to stockholders’ equity at the recorded amount, which approximated fair value, with no impact to income before income taxes.  At September 28, 2014, the noncontrolling interest was recorded in stockholders’ equity at a carrying value of $11.5 million and was recorded at a redemption value of $10.8 million in other long-term liabilities at December 29, 2013. Future changes in the carrying value will be recorded in stockholders’ equity.

We recorded interest income of $25,000 through the date of the contract amendment in the third quarter of 2014 and $374,000 in the third quarter of 2013, and interest income of $4,000 and $1.1 million in the first nine months of 2014 and 2013, respectively.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of September 28, 2014, we had a net deferred tax liability of approximately $5.7 million.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues on a quarterly basis to adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures.

Fair Value Measurements and Disclosures

The Company is required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity specific measurement. The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash, accounts receivable and accounts payable. The carrying value of our notes receivable net of allowances also approximates fair value. The fair value of the amount outstanding under our revolving credit facility approximates its carrying value due to its variable market-based interest rate. These assets and liabilities are categorized as Level 1 as defined below.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 28, 2014 and December 29, 2013 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

September 28, 2014
Financial assets:
Cash surrender value of life insurance policies (a)	$17,814	$17,814	$—	$—
Interest rate swap (b)	218	—	218	—

Financial liabilities:
Interest rate swap (b)	75	—	75	—

December 29, 2013
Financial assets:
Cash surrender value of life insurance policies (a)	$16,798	$16,798	$—	$—

Financial liabilities:
Interest rate swap (b)	76	—	76	—

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

There were no transfers among levels within the fair value hierarchy during the nine months ended September 28, 2014.

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

We are required to adopt the new requirements in the first quarter of 2017. We are currently evaluating the method of adoption and its impact of the new requirements on our consolidated financial statements. We currently do not believe the impact will be significant.

3.              Stockholders’ Equity

In the fourth quarter of 2013, we completed a two-for-one stock split of our outstanding shares of common stock in the form of a stock dividend. The stock dividend was distributed on December 27, 2013 with approximately 21.0 million shares of common stock distributed. In conjunction with the stock split, we also retired shares held in treasury. The per-share and share amounts for 2013 in the accompanying condensed consolidated financial statements and notes to the financial statements have been adjusted to reflect the stock split.

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

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2014	2013	2014	2013

Basic earnings per common share:
Net income attributable to the Company	$16,075	$14,276	$52,134	$50,732
Increase in noncontrolling interest redemption value	(42)	—	(81)	—
Net income attributable to participating securities	(77)	—	(295)	—
Net income attributable to common shareholders	$15,956	$14,276	$51,758	$50,732

Weighted average common shares outstanding	40,739	43,182	41,248	43,710
Basic earnings per common share	$0.39	$0.33	$1.25	$1.16

Diluted earnings per common share:
Net income attributable to common shareholders	$15,956	$14,276	$51,758	$50,732

Weighted average common shares outstanding	40,739	43,182	41,248	43,710
Dilutive effect of outstanding equity awards (a)	647	986	773	1,052
Diluted weighted average common shares outstanding	41,386	44,168	42,021	44,762
Diluted earnings per common share	$0.39	$0.32	$1.23	$1.13

(a)         Excludes 270 and 208 awards for the three and nine months ended September 28, 2014 and 24 and 129 awards for the three and nine months ended September 29, 2013, as the effect of including such awards would have been antidilutive.

5.              Acquisition of Restaurants

For the nine-month period ended September 28, 2014, we completed the acquisition of 12 franchised Papa John’s restaurants located in various markets as part of four separate transactions. The aggregate purchase price for these four transactions was $5.0 million, which was comprised of cash payments of approximately $4.3 million, amounts withheld in escrow of approximately $300,000, and the cancellation of approximately $400,000 in accounts and notes receivable due to us. These acquisitions were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial results.

The aggregate purchase price of the acquisitions has been allocated based on initial fair value estimates as follows (in thousands):

Property and equipment	$453
Reacquired franchise right	844
Goodwill	3,568
Other, including cash	117
Total purchase price	$4,982

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill, all of which is expected to be deductible for tax purposes.

6.              Debt

Our debt is comprised entirely of a revolving line of credit. The outstanding balance was $224.7 million as of September 28, 2014 and $157.9 million as of December 29, 2013.

In September 2010, we entered into a five-year, $175 million unsecured revolving credit facility, which was amended in November 2011 to extend the maturity date to November 30, 2016. On April 30, 2013, we amended and restated our revolving credit facility to increase the amount available for borrowing to $300 million and extend the maturity date to April 30, 2018.  On October 31, 2014, we amended our unsecured revolving line of credit facility (“Amended Line”) to increase the amount available to $400 million and extend the maturity date to October 31, 2019.  Additionally, we have the option to increase the Amended Line an additional $100 million.  The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points.  The commitment fee on the unused balance ranges from 15 to 25 basis points. The remaining availability under the Amended Line, reduced for outstanding letters of credit approximates $148.4 million.

The revolving credit facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At September 28, 2014, we were in compliance with these covenants.

In August 2011, we entered into an interest rate swap agreement that resulted in a fixed rate of 0.53%, instead of the variable rate of LIBOR, with a notional amount of $50 million and a maturity date of August 2013. On December 31, 2012, we amended our interest rate swap agreement to extend the maturity date to December 30, 2015. The amendment resulted in a change to the fixed rate (to 0.56% from 0.53%) but did not impact the notional amount of the interest rate swap agreement. On July 30, 2013, we terminated the $50 million swap and entered into a new $75 million swap. The new swap has an interest rate of 1.42% and a maturity date of April 30, 2018. The termination of the previous swap did not have a material impact on our 2013 results. In May 2014, we entered into a $50 million forward interest rate swap with an interest rate of 1.36%, an effective date of December 30, 2014 and a maturity date of April 30, 2018.

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swaps is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swaps are accounted for as adjustments to interest expense. As of September 28, 2014, the swaps are highly effective cash flow hedges with no ineffectiveness for the three- and nine-month periods ended September 28, 2014.

The weighted average interest rates for our revolving credit facility, including the impact of the previously mentioned swap agreements, were 1.8% and 1.7% for the three and nine months ended September 28, 2014, respectively. Interest paid, including payments made or received under the swap, was $1.0 million and $431,000 for the three months ended September 28, 2014 and September 29, 2013, respectively, and $2.6 million and $1.2 million for the nine months ended September 28, 2014 and September 29, 2013, respectively. As of September 28, 2014, the portion of the $143,000 net interest rate swap asset that would be reclassified into earnings during the next twelve months as interest income approximates $40,000.

7.                    Litigation

Litigation

The Company is involved in a number of lawsuits, claims, investigations and proceedings, including those specifically identified below, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective action filed in August 2009 in the United States District Court, Eastern District of Missouri, alleging that delivery drivers were not reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act. Approximately 3,900 drivers out of a potential class size of 28,800 have opted into the action. In late December 2013, the District Court granted a motion for class certification in five additional states, which will add approximately 15,000 plaintiffs to the case. The trial is scheduled for August 2015.

We intend to vigorously defend against all claims in this lawsuit. However, given the inherent uncertainties of litigation, the outcome of this case cannot be predicted and the amount of any potential loss cannot be reasonably estimated. A negative outcome in this case could have a material adverse effect on the Company.

8.              Segment Information

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

Our segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

Revenues from external customers:
Domestic Company-owned restaurants	$169,076	$152,662	$517,269	$465,713
Domestic commissaries	149,224	138,044	463,852	421,941
North America franchising	22,348	19,682	66,221	61,410
International	26,392	22,388	75,594	63,451
All others	23,359	13,566	49,704	38,617
Total revenues from external customers	$390,399	$346,342	$1,172,640	$1,051,132

Intersegment revenues:
Domestic commissaries	$53,830	$46,408	$160,143	$139,320
North America franchising	574	530	1,761	1,635
International	78	69	236	209
All others	6,421	3,718	18,238	10,204
Total intersegment revenues	$60,903	$50,725	$180,378	$151,368

Income (loss) before income taxes:
Domestic Company-owned restaurants	$8,133	$5,535	$32,069	$24,666
Domestic commissaries	8,897	6,473	26,174	26,278
North America franchising	19,023	16,516	56,389	52,134
International	1,436	945	4,071	2,152
All others	(298)	590	(150)	2,402
Unallocated corporate expenses	(12,242)	(8,544)	(35,405)	(28,475)
Elimination of intersegment losses (profits)	(731)	(252)	(1,284)	(989)
Total income before income taxes	$24,218	$21,263	$81,864	$78,168

Property and equipment:
Domestic Company-owned restaurants	$205,553
Domestic commissaries	106,815
International	26,317
All others	44,686
Unallocated corporate assets	164,718
Accumulated depreciation and amortization	(329,636)
Net property and equipment	$218,453

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At September 28, 2014, there were 4,537 Papa John’s restaurants (741 Company-owned and 3,796 franchised) operating in all 50 states and in 36 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Restaurant Progression

	Three Months Ended		Nine Months Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

North America Company-owned:
Beginning of period	672	654	665	648
Opened	5	2	9	8
Closed	(1)	—	(3)	—
Acquired from franchisees	7	—	12	—
End of period	683	656	683	656
International Company-owned:
Beginning of period	59	51	58	48
Opened	—	4	1	7
Closed	(1)	—	(1)	—
End of period	58	55	58	55
North America franchised:
Beginning of period	2,614	2,588	2,621	2,556
Opened	37	48	86	111
Closed	(14)	(41)	(65)	(72)
Sold to Company	(7)	—	(12)	—
End of period	2,630	2,595	2,630	2,595
International franchised:
Beginning of period	1,142	959	1,084	911
Opened	54	36	123	105
Closed	(30)	(5)	(41)	(26)
End of period	1,166	990	1,166	990
Total restaurants - end of period	4,537	4,296	4,537	4,296

FOCUS System

The Company is implementing a new, proprietary point-of-sale system (“FOCUS”) in substantially all domestic system-wide restaurants. As of September 28, 2014, we had installed FOCUS in almost 50% of our domestic restaurants, including all Company-owned restaurants and almost 800 franchised restaurants. Substantial completion is expected to occur by the end of the first quarter of 2015.

The costs related to implementing FOCUS are projected to decrease income before income taxes by approximately $4.0 million in 2014, or a $0.06 negative impact on diluted earnings per share, as compared to 2013. For the three and nine months ended September 28, 2014, the impact was a $1.2 million and $2.3 million reduction in income before income taxes, or a $0.02 and $0.04 reduction in diluted earnings per share, respectively. FOCUS had the following impact on our condensed consolidated statements of income for the three and nine months ended September 28, 2014 (in thousands):

	Three Months	Nine Months
	Sept. 28,	Sept. 28,
	2014	2014

Franchise royalties (a)	$(63)	$(68)
Other sales (b)	9,708	9,848
Other operating expenses (c)	(9,773)	(10,424)
Depreciation and amortization (d)	(1,064)	(1,643)
Net decrease in income before income taxes	$(1,192)	$(2,287)

Diluted earnings per common share	$(0.02)	$(0.04)

(a)         Incentive program tied to franchisee rollout of FOCUS.

(b)         Represents revenues for equipment installed at domestic franchised restaurants.

(c)          Includes cost of sales associated with equipment installed at franchised restaurants and other costs to support the rollout of the program.

(d)         Includes depreciation expense for both the capitalized software and for equipment installed at Company-owned restaurants which are being depreciated over five to seven years.

As part of the rollout, we have partnered with a third party to offer a financing option for this system to our franchisees. The arrangement with the third party requires us to offer a guarantee for the loans. The term of these loans will be five years or less and will require us to perform under the guarantee when a franchisee has a late payment in excess of 60 days. The guarantee is limited to the greater of 10% of all loans or 100% of all loans that have higher risk profiles. Higher risk profiles are determined based on pre-established criteria including length of time in business, credit rating, and other factors. We have the ability to decline funding on higher risk loans.

As of September 28, 2014, we had a guarantee liability of approximately $100,000.

Results of Operations

Summary of Operating Results - Segment Review

Discussion of Revenues

Consolidated revenues were $390.4 million for the three months ended September 28, 2014, an increase of $44.1 million, or 12.7%, over the corresponding 2013 period. For the nine months ended September 28, 2014, total revenues were $1.17 billion, an increase of $121.5 million, or 11.6%, over the corresponding 2013 period. The increases in revenues for the three and nine months ended September 28, 2014, were primarily due to the following:

•                  Domestic Company-owned restaurant sales increased $16.4 million, or 10.8%, and $51.6 million, or 11.1% for the three and nine months ended September 28, 2014, respectively, primarily due to increases of 8.3% and 9.1% in comparable sales. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

•                  North America franchise royalty revenue increased approximately $2.7 million, or 14.0%, and $5.3 million or 8.9%, for the three and nine months ended September 28, 2014, respectively, primarily due to increases of 7.1% and 7.2% in comparable sales. The three-month period was also favorably impacted by lower performance-based royalty incentives.

•                  Domestic commissary sales increased $11.2 million, or 8.1%, and $41.9 million, or 9.9%, for the three and nine months ended September 28, 2014, respectively, due to increases in the prices of certain commodities, primarily cheese and meats, and increases in sales volumes for the nine-month period.

•                  Other sales increased $9.8 million, or 72.2%, and $11.1 million, or 28.7%, for the three and nine months, respectively, primarily due to FOCUS equipment sales to franchisees. See the FOCUS System section for additional information.

•                  International royalties and franchise and development fees increased approximately $1.2 million, or 22.4%, and $2.9 million, or 18.0%, for the three and nine months ended September 28, 2014, respectively, primarily due to increases in the number of restaurants and increases in comparable sales of 5.5% and 6.9%, calculated on a constant dollar basis.

•                  International restaurant and commissary sales increased $2.8 million, or 16.4%, and $9.3 million, or 19.5%, respectively, primarily due to increases in our United Kingdom commissary revenues, due to increases in units and higher comparable sales. For the nine months ended September 28, 2014, China Company-owned restaurant sales also increased primarily due to an increase in the number of units.

Discussion of Operating Results

Third quarter 2014 income before income taxes was $24.2 million compared to $21.3 million in the prior year comparable period, or an increase of $3.0 million, or 13.9%. Income before income taxes was $81.9 million for the nine months ended September 28, 2014, compared to $78.2 million for the prior year comparable period, or an increase of $3.7 million, or 4.7%.

Income before income taxes is summarized in the following table on a reporting segment basis (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 28,	Sept. 29,	Increase	Sept. 28,	Sept. 29,	Increase
(In thousands)	2014	2013	(Decrease)	2014	2013	(Decrease)

Domestic company-owned restaurants	$8,133	$5,535	$2,598	$32,069	$24,666	$7,403
Domestic commissaries	8,897	6,473	2,424	26,174	26,278	(104)
North America franchising	19,023	16,516	2,507	56,389	52,134	4,255
International	1,436	945	491	4,071	2,152	1,919
All others	(298)	590	(888)	(150)	2,402	(2,552)
Unallocated corporate expenses	(12,242)	(8,544)	(3,698)	(35,405)	(28,475)	(6,930)
Elimination of intersegment losses (profits)	(731)	(252)	(479)	(1,284)	(989)	(295)
Total income before income taxes (a)	$24,218	$21,263	$2,955	$81,864	$78,168	$3,696

(a)               Includes FOCUS system rollout costs of approximately $1.2 million and $2.3 million for the three and nine months ended September 28, 2014, respectively. See the FOCUS System section for additional information.

The increases of $3.0 million, or 13.9%, and $3.7 million, or 4.7%, for the three- and nine-month periods, respectively, were primarily due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes increased approximately $2.6 million and $7.4 million for the three and nine months ended September 28, 2014, respectively, compared to the corresponding prior year periods. The increases were primarily due to the 8.3% and 9.1% increases in comparable sales, partially offset by the impact of higher commodity costs. The market price for cheese averaged $2.14 and $2.16 per pound for the three- and nine-month periods in 2014, respectively, compared to $1.74 and $1.73 per pound in the prior year comparable periods. Additionally, the results for the three- and nine-month periods of 2014 include approximately $450,000 and $640,000 of depreciation expense associated with FOCUS hardware costs, respectively.

•                  Domestic Commissary Segment. Domestic commissaries’ income before income taxes increased approximately $2.4 million and decreased approximately $100,000 for the three and nine months ended September 28, 2014, respectively, compared to the corresponding prior year periods. The increase for the three-month period was primarily due to a higher margin of approximately $3.4 million, partially offset by higher costs associated with various ongoing commissary initiatives. The decrease for the nine-month period was primarily due to higher insurance costs of approximately $1.1 million and higher costs associated with ongoing commissary initiatives that were substantially offset by a higher margin of approximately $3.8 million. We manage commissary results on a full year basis and anticipate the 2014 full year profit margin will approximate 2013.

•                  North America Franchising Segment. North America Franchising income before income taxes increased $2.5 million and $4.3 million for the three and nine months ended September 28, 2014, respectively, compared to the corresponding prior year periods. The increases were primarily due to higher royalties from the increases of 7.1% and 7.2% in comparable sales.  Additionally, the three-month period was favorably impacted by lower performance-based royalty incentives.

•                  International Segment. Income before income taxes increased approximately $500,000 and $1.9 million for the three and nine months ended September 28, 2014, respectively, compared to the corresponding prior year periods. The increases were primarily due to increases in units and comparable sales increases of 5.5% and 6.9%, which resulted in both higher royalties and an improvement in United Kingdom commissary results. These increases were partially offset by unfavorable results at our China Company-owned restaurant operations, including losses of approximately $1.4 million and $2.3 million for the three and nine months ended September 28, 2014, respectively, compared to losses of $400,000 and $850,000 in the prior year periods. The 2014 periods include an impairment charge of approximately $700,000 for eight restaurants.

•                  All Others Segment. The “All Others” reporting segment, which primarily includes our online and mobile ordering business and our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, decreased approximately $900,000 and $2.6 million for the three and nine months ended September 28, 2014, respectively, compared to the corresponding prior year periods. The decreases were primarily due to higher infrastructure costs to support our digital ordering business and a lower margin at our print and promotions business, including higher costs for the nine-month period from a discounted direct mail campaign.

•                  Unallocated Corporate Expenses. Unallocated corporate expenses increased approximately $3.7 million and $6.9 million for the three and nine months ended September 28, 2014, respectively, compared to the corresponding 2013 periods. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 28,	Sept. 29,	Increase	Sept. 28,	Sept. 29,	Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

General and administrative (a)	$9,009	$7,470	$1,539	$27,484	$24,515	$2,969
Net interest expense (income) (b)	991	176	815	2,377	(107)	2,484
Depreciation	1,980	1,629	351	5,594	5,020	574
Other (income) expense	(234)	(731)	497	(1,130)	(953)	(177)
FOCUS system rollout costs (c)	496	—	496	1,080	—	1,080
Total unallocated corporate expenses	$12,242	$8,544	$3,698	$35,405	$28,475	$6,930

(a)         The increases in unallocated general and administrative costs were primarily due to higher salaries, benefits, and equity compensation costs, increased professional and legal fees and higher insurance costs.

(b)         The increases in net interest expense (income) were primarily due to a higher average outstanding debt balance with a higher effective interest rate. Additionally, the three- and nine-month periods of 2013 included an approximate $375,000 and $1.1 million benefit from a decrease in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture.

(c)          Includes depreciation expense for capitalized FOCUS software development costs and other costs to support the rollout of the program.

Diluted earnings per share were $0.39 and $0.32 for the three months ended September 28, 2014 and September 29, 2013, respectively, and were $1.23 and $1.13 for the nine months ended September 28, 2014 and September 29, 2013, respectively. Shares outstanding decreased 6.3% and 6.1% for the three- and nine-month periods, which resulted in increases in diluted earnings per share of $0.03 and $0.08 for the three and nine months ended September 28, 2014, respectively, from the prior year comparable periods.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $169.1 million for the three months ended September 28, 2014, compared to $152.7 million for the same period in 2013, and $517.3 million for the nine months ended September 28, 2014, compared to $465.7 million for the same period in 2013. The increases of $16.4 million and $51.6 million were primarily due to the previously mentioned increases of 8.3% and 9.1% in comparable sales and increases of 2.6% and 2.4% in equivalent units during the three and nine months ended September 28, 2014, respectively. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise royalties were $22.1 million and $65.7 million for the three and nine months ended September 28, 2014, respectively, representing increases of approximately $2.7 million or 14.0%, and $5.3 million, or 8.9%, from the comparable periods in the prior year. The increases in royalties were primarily due to the previously mentioned increases of 7.1% and 7.2% in comparable sales and increases of 0.7% and 1.2% in equivalent units during the three and nine months ended September 28, 2014. The three-month period was also favorably impacted by lower performance-based royalty incentives. North America franchise sales increased 7.7% to $484.3 million for the three months ended September 28, 2014, compared to $450.0 million for the same period in 2013, and increased 8.2% to $1.511 billion for the nine months ended September 28, 2014, compared to $1.396 billion for the same period in 2013. Franchise restaurant sales are not included in Company revenues; however, our domestic royalty revenue is derived from these sales.

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

The comparable sales base and average weekly sales for 2014 and 2013 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	September 28, 2014		September 29, 2013
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	683	2,630	656	2,595
Equivalent units	667	2,496	650	2,479
Comparable sales base units	649	2,311	633	2,264
Comparable sales base percentage	97.3%	92.6%	97.4%	91.3%
Average weekly sales - comparable units	$19,628	$15,306	$18,241	$14,385
Average weekly sales - total non-comparable units (a)	$15,081	$10,179	$11,666	$9,494
Average weekly sales - all units	$19,504	$14,926	$18,071	$13,962

	Nine Months Ended
	September 28, 2014		September 29, 2013
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	683	2,630	656	2,595
Equivalent units	662	2,513	647	2,483
Comparable sales base units	644	2,302	633	2,257
Comparable sales base percentage	97.3%	91.6%	97.8%	90.9%
Average weekly sales - comparable units	$20,209	$15,879	$18,610	$14,885
Average weekly sales - total non-comparable units (a)	$13,759	$10,356	$11,564	$9,769
Average weekly sales - all units	$20,026	$15,415	$18,458	$14,419

(a) Includes 150 traditional and 204 non-traditional units as of September 28, 2014 and 193 traditional and 178 non-traditional units as of September 29, 2013.

Domestic commissary sales increased 8.1% to $149.2 million for the three months ended September 28, 2014, from $138.0 million in the comparable 2013 period and increased 9.9% to $463.9 million for the nine months ended September 28, 2014, from $421.9 million in the comparable 2013 period. The increases were primarily due to increases in the prices of certain commodities, primarily cheese and meats, and increases in restaurant sales volumes for the nine-month period.

Other sales increased approximately $9.8 million, or 72.2%, and $11.1 million, or 28.7%, for the three and nine months ended September 28, 2014, respectively, primarily due to FOCUS equipment sales to franchisees.

International royalties and franchise and development fees increased approximately $1.2 million, or 22.4%, for the three months ended September 28, 2014, and increased $2.9 million, or 18.0%, for the nine months ended September 28, 2014, from the prior comparable periods. The increases were due to an increase in units of 17.8% and comparable sales increases of 5.5% and 6.9%, calculated on a constant dollar basis, for the three- and nine-month periods, respectively. International franchise sales increased 19.6% to $139.4 million for the three months ended September 28, 2014, compared to $116.6 million for the same period in 2013, and increased 22.5% to $410.3 million for the nine months ended September 28, 2014, compared to $334.9 million for the same period in 2013. International franchise sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

International restaurant and commissary sales increased $2.8 million, or 16.4%, for the three months ended September 28, 2014, and increased $9.3 million, or 19.5%, for the nine months ended September 28, 2014, from the prior comparable periods primarily due to increases in our United Kingdom commissary revenues due to increases in units and higher comparable sales. For the nine months ended September 28, 2014, China Company-owned restaurant sales also increased primarily due to an increase in the number of units.

Costs and expenses.  The restaurant operating margin for domestic Company-owned units was 17.6% for the three months ended September 28, 2014, compared to 16.8% for the same period in 2013, and 18.6% for the nine months ended September 28, 2014, compared to 18.5% for the same period in 2013. The margins were comprised of the following changes for the three and nine months ended September 28, 2014:

•                  Cost of sales was 0.1% and 0.8% higher for the three and nine months ended September 28, 2014, as compared to the same periods in 2013, primarily due to higher commodity costs, primarily cheese and meats, somewhat offset by a higher ticket average.

•                  Salaries and benefits were 0.2% and 0.4% lower as a percentage of sales for the three and nine months ended September 28, 2014, as compared to the same periods in 2013. The decreases were primarily due to the benefit of higher sales.

•                  Advertising and related costs as a percentage of sales were 0.4% and 0.3% lower for the three and nine months ended September 28, 2014, as compared to the same periods in 2013, primarily due to the benefit of higher sales.

•                  Occupancy costs and other operating costs, on a combined basis, were 0.3% and 0.2% lower for the three and nine months ended September 28, 2014, as compared to the same periods in 2013, primarily due to the benefit of higher sales.

Domestic commissary margin was 6.8% for the three months ended September 28, 2014, compared to 6.3% for the corresponding period in 2013, and 6.8% for the nine months ended September 28, 2014, compared to 7.4% for the corresponding period in 2013, and consisted of the following differences:

•                  Cost of sales was 0.2% and 1.2% higher as a percentage of sales for the three and nine months ended September 28, 2014 primarily due to higher cheese costs, which have a fixed-dollar markup. As cheese prices are higher, food cost as a percentage of sales is higher.

•                  Salaries and benefits were 4.8% and 4.5% for the three-month periods of 2014 and 2013, respectively, and 4.5% and 4.3% for the nine-month periods of 2014 and 2013, respectively. The higher costs were attributable to ongoing commissary initiatives, including in-house distribution.

•                  Other commissary operating expenses were 1.0% and 0.7% lower as a percentage of sales. The lower operating expenses as a percentage of sales were due to higher sales from higher commodities, including cheese prices. Total operating expenses increased in dollars for the nine-month period primarily due to higher insurance claims costs of approximately $1.1 million.

International restaurant and commissary expenses were 84.2% of international restaurant and commissary sales in the third quarter of 2014 as compared to 84.9% in the third quarter of 2013 and were 83.4% for the nine months ended September 28, 2014 as compared to 84.2% for the corresponding 2013 period. The decreases as a percentage of sales were primarily due to lower operating expenses in the United Kingdom primarily due to the benefit of higher sales.

General and administrative (“G&A”) costs were $33.7 million, or 8.6%, of revenues for the three months ended September 28, 2014, compared to $31.8 million, or 9.2%, of revenues for the same period in 2013. G&A costs were $104.2 million, or 8.9%, of revenues for the nine months ended September 28, 2014, compared to $98.1 million, or 9.3%, of revenues for the same period in 2013. The increases of $1.9 million and $6.1 million for the three- and nine-month periods were primarily due to the following:

•                  Unallocated corporate G&A expenses increased due to higher salaries, benefits, and equity compensation costs, increased professional and legal fees and higher insurance costs.

•                  Domestic Company-owned restaurant supervisor bonuses increased due to higher sales.

Additionally, the nine-month period included higher international G&A costs due to infrastructure and promotional activity costs.

Other general expenses reflected net expense of $3.1 million for the three months ended September 28, 2014, compared to $1.3 million for the comparable period in 2013, and $6.6 million for the nine months ended September 28, 2014, compared to $4.0 million for the comparable period in 2013, as detailed below (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 28,	Sept. 29,	Increase	Sept. 28,	Sept. 29,	Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Franchise and development incentives (a)	$1,313	$1,121	$192	$3,845	$3,232	$613
Disposition and impairment losses (b)	1,105	168	937	1,418	546	872
Provision (credit) for uncollectible accounts and notes receivable	546	(16)	562	1,100	254	846
Supplier marketing income	(250)	(250)	—	(750)	(750)	—
Other	429	237	192	1,027	760	267
Total other general expenses	$3,143	$1,260	$1,883	$6,640	$4,042	$2,598

(a)         Represents incentives provided to domestic franchisees for opening new restaurants.

(b)         The 2014 periods include an impairment charge of approximately $700,000 for eight Company-owned restaurants in China.

Depreciation and amortization was $10.5 million (2.7% of revenues) for the three months ended September 28, 2014, compared to $8.6 million (2.5% of revenues) for the same 2013 period, and $29.5 million (2.5% of revenues) for the nine months ended September 28, 2014, compared to $25.7 million (2.4% of revenues) for the 2013 period. The increases in depreciation expense were due to incremental depreciation related to both our New Jersey commissary dough production capital expenditures and our FOCUS capitalized software costs and equipment costs at Company-owned restaurants.

Net interest (expense) income. Net interest (expense) income consisted of the following for the three and nine months ended September 28, 2014 and September 29, 2013 (in thousands):

	Three Months Ended			Nine Months Ended
	Sept. 28,	Sept. 29,	(Increase)	Sept. 28,	Sept. 29,	(Increase)
	2014	2013	Decrease	2014	2013	Decrease

Interest expense - line of credit (a)	$(1,114)	$(646)	$(468)	$(2,825)	$(1,425)	$(1,400)
Investment income	171	87	84	506	425	81
Change in redemption value of mandatorily redeemable noncontrolling interest in a joint venture (b)	(25)	374	(399)	(4)	1,147	(1,151)
Net interest (expense) income	$(968)	$(185)	$(783)	$(2,323)	$147	$(2,470)

(a)         The increase in interest expense for the three and nine months ended September 28, 2014 was due to a higher average outstanding debt balance and a higher effective interest rate.

(b)         Represents the (expense) benefit from a change in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture.  Effective August 24, 2014, the mandatory redemption clause was removed via a contract amendment to the joint venture’s operating agreement.  No further adjustments will be recorded to interest expense.

Income tax expense. Our effective income tax rates were 30.0% and 32.4% for the three and nine months ended September 28, 2014, respectively, representing a decrease of 0.1% for the three-month period and an increase of 0.5% for the nine-month period.  Our effective income tax rate may fluctuate from quarter to quarter for various reasons. The higher tax rate for the nine months of 2014 was primarily due to the prior year including favorable state tax settlements and the reinstatement of certain 2012 tax credits under the American Taxpayer Relief Act of 2012.

Liquidity and Capital Resources

Our debt is comprised entirely of a revolving credit facility with outstanding balances of $224.7 million as of September 28, 2014 and $157.9 million as of December 29, 2013. The increase in the outstanding balance was primarily due to borrowings to fund increased share repurchases.

On October 31, 2014, we amended our unsecured revolving line of credit facility (“Amended Line”) to increase the amount available from $300 million to $400 million and extend the maturity date from April 30, 2018 to October 31, 2019. Additionally, we have the option to increase the Amended Line an additional $100 million. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points.  The commitment fee on the unused balance ranges from 15 to 25 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Amended Line. The remaining availability under the Amended Line, reduced for outstanding letters of credit approximates $148.4 million.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our revolving credit facility. On July 30, 2013, we terminated our $50 million interest rate swap agreement, which had a fixed rate of 0.56% instead of the variable rate of LIBOR. Upon termination of the $50 million swap, we entered into a $75 million swap with an interest rate of 1.42% and a maturity date of April 30, 2018. In May 2014, we entered into a $50 million forward interest rate swap with an interest rate of 1.36%, an effective date of December 30, 2014 and a maturity date of April 30, 2018. See the notes to condensed consolidated financial statements for additional information.

Our revolving credit facility contains affirmative and negative covenants, including the following financial covenants, as defined by the revolving credit facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	September 28, 2014

Leverage Ratio	Not to exceed 3.0 to 1.0	1.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.9 to 1.0

Our leverage ratio is defined as outstanding debt divided by EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of September 28, 2014.

Cash flow provided by operating activities was $84.8 million for the nine months ended September 28, 2014, compared to $74.8 million for the same period in 2013. The increase of approximately $10.0 million is primarily due to higher net income and favorable changes in working capital and other operating activities including higher depreciation and amortization expense.

Our free cash flow, a non-GAAP financial measure, was as follows (in thousands):

	Nine Months Ended
	Sept. 28,	Sept. 29,
	2014	2013

Net cash provided by operating activities	$84,826	$74,833
Purchases of property and equipment	(37,700)	(38,537)
Free cash flow (a)	$47,126	$36,296

(a)         Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment, dividends or share repurchases. Free cash flow is not a term defined by GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our performance than the Company’s GAAP measures.

We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary facilities and equipment and the enhancement of corporate systems and facilities, including technological enhancements such as our FOCUS system. Capital expenditures were $37.7 million for the nine months ended September 28, 2014, compared to $38.5 million for the nine months ended September 29, 2013.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings on our revolving credit facility. We repurchased $94.2 million and $69.1 million of common stock for the nine months ended September 28, 2014 and September 29, 2013, respectively. Subsequent to September 28, 2014, through October 28, 2014, we repurchased an additional $9.9 million of common stock. As of October 28, 2014, approximately $142.9 million remained available for repurchase under our Board of Directors’ authorization, which includes $125.0 million authorized in October 2014.

We paid a cash dividend of approximately $5.7 million ($0.14 per common share) during the third quarter of 2014. Subsequent to the third quarter, on October 30, 2014, our Board of Directors declared a fourth quarter dividend of $0.14 per common share (approximately $5.6 million based on current shareholders of record). The dividend will be paid on November 21, 2014 to shareholders of record as of the close of business on November 12, 2014. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

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

•                  the impact that product recalls, food quality or safety issues, incidences of foodborne illness and other general public health concerns, including potential epidemics, could have system-wide on our restaurants or our results;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of a revolving credit facility with outstanding balances of $224.7 million as of September 28, 2014 and $157.9 million as of December 29, 2013. On October 31, 2014, we amended our unsecured revolving line of credit facility (“Amended Line”) to increase the amount available from $300 million to $400 million and extend the maturity date from April 30, 2018 to October 31, 2019. Additionally, we have the option to increase the Amended Line an additional $100 million. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points.  The commitment fee on the unused balance ranges from 15 to 25 basis points.

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

On July 30, 2013, we terminated our $50 million interest rate swap agreement, which had a fixed rate of 0.56% instead of the variable rate of LIBOR. Upon termination of the $50 million swap, we entered into a $75 million swap with an interest rate of 1.42% and a maturity date of April 30, 2018. In May 2014, we entered into a $50 million forward interest rate swap with an interest rate of 1.36%, an effective date of December 30, 2014 and a maturity date of April 30, 2018.

The effective interest rate on the revolving line of credit, including the impact of the interest rate swap agreements, was 2.1% as of September 28, 2014. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of September 28, 2014, including the impact of both interest rate swaps, would increase interest expense by approximately $997,000.

Foreign Currency Exchange Rate Risk

We do not enter into financial instruments to manage foreign currency exchange rates since only 6.8% of our total revenues are derived from sales to customers and royalties outside the United States.

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

The following table presents the actual average block price for cheese by quarter through the third quarter of 2014 and the projected average block price for cheese for the fourth quarter of 2014 (based on the October 28, 2014 Chicago Mercantile Exchange cheese futures market prices):

	2014		2013
	Projected		Actual
	Block Price		Block Price

Quarter 1	$2.212		$1.662
Quarter 2	2.131		1.784
Quarter 3	2.141		1.740
Quarter 4	2.041	*	1.849
Full Year	$2.131	*	$1.759

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

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective action filed in August 2009 in the United States District Court, Eastern District of Missouri, alleging that delivery drivers were not reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act. Approximately 3,900 drivers out of a potential class size of 28,800 have opted into the action. In late December 2013, the District Court granted a motion for class certification in five additional states, which will add approximately 15,000 plaintiffs to the case. The trial is scheduled for August 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $1.325 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on December 31, 2015. Through September 28, 2014, a total of 105.1 million shares with an aggregate cost of $1.2 billion and an average price of $11.15 per share have been repurchased under this program. Subsequent to September 28, 2014, through October 28, 2014, we acquired an additional 240,000 shares at an aggregate cost of $9.9 million. As of October 28, 2014, approximately $142.9 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended September 28, 2014 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

06/30/2014 - 07/27/2014	190	$42.00	104,542	$175,576
07/28/2014 - 08/24/2014	223	$41.76	104,765	$166,289
08/25/2014 - 09/28/2014	343	$39.53	105,108	$152,722

Our share repurchase authorization increased from $1.2 billion to $1.325 billion as of October 30, 2014. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to June 30, 2014.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 28, 2014, filed on November 4, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 4, 2014	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President,
Chief Financial Officer,
Chief Administrative Officer and Treasurer