Form 10-K
period 2014-12-28
PAPA JOHNS INTERNATIONAL INC
filed 2015-02-24
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 29, 2014, was $1,289,380,885.

As of February 17, 2015, there were 39,779,082 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this annual report are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2015.

PART I

Item 1.  Business

General

Papa John’s International, Inc., a Delaware corporation (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s”.  Papa John’s began operations in 1984.  At December 28, 2014, there were 4,663 Papa John’s restaurants in operation, consisting of 735 Company-owned and 3,928 franchised restaurants operating domestically in all 50 states and in 36 countries and territories. Our Company-owned restaurants include 200 restaurants operated under four joint venture arrangements and 49 units in Beijing and North China.

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

Strategy

Our goal is to build the strongest brand loyalty in the pizza industry. Recognized as a trusted brand and quality leader in the domestic pizza category, we endeavor to build our brand on a global basis.  The key elements of our strategy include:

High-Quality Menu Offerings. Our menu strategy focuses on the quality of our ingredients.  Domestic Papa John’s restaurants offer high-quality pizza along with side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. Papa John’s traditional crust pizza is prepared using fresh dough (never frozen). Papa John’s pizzas are made from a proprietary blend of wheat flour, 100% real cheese made from mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat (100% beef and pork with no fillers) and vegetable toppings. Our traditional crust pizza offers a container of our special garlic sauce and a pepperoncini pepper. In addition to our fresh dough traditional crust pizza, we offer a thin crust pizza, which is a par-baked product produced by a third-party vendor. Each thin crust pizza is served with a packet of special seasonings and a pepperoncini pepper.

Domestically, all ingredients and toppings can be purchased by our restaurants from our Quality Control Center (“QC Center”) system, which delivers to individual restaurants twice weekly. To ensure consistent food quality, each domestic franchisee is required to purchase dough and tomato sauce from our QC Centers and to purchase all other supplies from our QC Centers or other approved suppliers. Internationally, the menu may be more diverse than in our domestic operations to meet local tastes and customs. QC Centers outside the U.S. may be operated by franchisees pursuant to license agreements or by other third parties. International QC Centers are required to meet food safety and quality standards and to be in compliance with all applicable laws. We provide significant assistance to licensed international QC Centers in sourcing approved quality suppliers.

We continue to test new product offerings both domestically and internationally, including limited time offering pizzas. The new products can become a part of the permanent menu if they meet certain established guidelines.

Efficient Operating System. We believe our operating and distribution systems, restaurant layout and designated delivery areas result in lower restaurant operating costs and improved food quality, and promote superior customer service. Our QC Center system takes advantage of volume purchasing of food and supplies and provides consistency and efficiencies of scale in fresh dough production. This eliminates the need for each restaurant to order food from multiple vendors and commit substantial labor and other resources to dough preparation.

Commitment to Team Member Training and Development. We are committed to the development and motivation of our team members through training programs, incentive and recognition programs and opportunities for advancement. Team member training programs are conducted for corporate restaurant team members, and operational training is offered to our franchisees. We offer performance-based financial incentives to corporate and restaurant team members at various levels.

Marketing. Our domestic marketing strategy consists of both national and local components. Our national strategy includes national advertising via television, print, direct mail, digital, mobile marketing and social media channels. Our online and digital marketing activities have increased significantly over the past several years in response to increasing consumer use of online and mobile web technology. Local advertising programs include television, radio, and print materials. We strive to efficiently allocate resources among television, print, digital, social and other media, and integrate social media into marketing campaigns.

In international markets, our marketing focuses on reaching customers who live or work within a small radius of a Papa John’s restaurant. Our international markets use a combination of advertising strategies, including  television, radio, digital, and print depending on the size of the local market.

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

Our strategy for global unit growth focuses on our strong unit economics model. We strive to eliminate barriers to expansion in existing international markets, and identify new expansion opportunities. Our growth depends on the maturity of the market and other factors in specific domestic and international markets, with overall unit growth expected to come increasingly from international markets.

Restaurant Sales and Investment Costs

We are committed to maintaining strong restaurant unit economics. In 2014, the 646 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average annual unit sales of $1.06 million. Our North American franchise restaurants, which included 2,307 restaurants in 2014, generated average annual unit sales of $834,000. North American franchise restaurant sales are lower than Company-owned restaurants as a higher percentage of our Company-owned restaurants are located in more heavily penetrated markets.

The average cash investment for the 11 domestic traditional Company-owned restaurants opened during 2014, exclusive of land, was approximately $283,000 per unit, excluding tenant allowances that we received. With few exceptions, domestic restaurants do not offer a dine-in area, which reduces our restaurant capital investment.

We define a “traditional” domestic Papa John’s restaurant as a delivery and carryout unit that services a defined trade area. We consider the location of a traditional restaurant to be important and therefore devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics, target population density and competitive factors.  A member of our development team inspects each potential domestic Company-owned restaurant location and substantially all franchised restaurant locations before a site is approved. Our restaurants are typically located in strip shopping centers or freestanding buildings that provide visibility, curb appeal and accessibility. Our restaurant design can be configured to fit a wide variety of building shapes and sizes, which increases the number of suitable locations for our restaurants. A typical traditional domestic Papa John’s restaurant averages 1,100 to 1,500 square feet with visible exterior signage.

“Non-traditional” Papa John’s restaurants generally do not provide delivery service but rather provide walk-up or carry out service to a captive customer group within a designated facility, such as a food court at an airport, university or military base or an event-driven service at facilities such as sports stadiums or entertainment venues. Non-traditional units are designed to fit the unique requirements of the venue.

All of our international restaurants are franchised, except for 49 Company-owned restaurants in Beijing and North China. In 2014, we opened two Company-owned restaurants in China with an average investment cost of approximately $290,000. Most of our international Papa John’s restaurants are slightly smaller and average between 900 and 1,400 square feet; however, in order to meet certain local customer preferences, some international restaurants have been opened in larger spaces to accommodate both dine-in and restaurant-based delivery service, typically with 35 to 140 seats.

Development

A total of 388 Papa John’s restaurants were opened during 2014, consisting of 14 Company-owned (12 in North America and two in Beijing and North China) and 374 franchised restaurants (132 in North America and 242 international), while 153 Papa John’s restaurants closed during 2014, consisting of 11 Company-owned (four in North America and seven in Beijing) and 142 franchised restaurants (86 in North America and 56 international), representing net global unit growth of 235 restaurants.

During 2015, we expect net unit growth of approximately 220 to 250 units, approximately 75% of which will open in international markets. International franchised unit expansion includes an emphasis on existing markets in the Americas, the United Kingdom and Asia.

Although most of our domestic Company-owned markets are well-penetrated, our Company-owned growth strategy is to continue to open domestic restaurants in existing markets as appropriate, thereby increasing consumer awareness and enabling us to take advantage of operational and marketing efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants in a particular market results in increased average restaurant sales in that market over time. We have co-developed domestic markets with some franchisees or divided markets among franchisees and will continue to utilize market co-development in the future, where appropriate.

Of the total 3,340 North American restaurants open as of December 28, 2014, 686 or 21% were Company-owned (including 200 units owned in joint venture arrangements with franchisees in which the Company has a majority ownership position). The Company expects the percentage of domestic Company-owned units to decline over the next several years because future net openings will be more heavily weighted toward franchise units. However, from time to time the Company evaluates the purchase or sale of units in significant markets, which could change the percentage of Company-owned units.

Of the 1,323 international restaurants open as of December 28, 2014, 49 or 4% were Company-owned (all of which are located in Beijing and North China). We plan to continue to grow our international units during the next several years, substantially all of which will be franchised.

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

We own full-service international QC Centers in the United Kingdom, Mexico City, Mexico and Beijing, China. Other international QC Centers are licensed to franchisees or non-franchisee third parties and are generally located in the markets where our franchisees have restaurants.

We set quality standards for all products used in our restaurants and designate approved outside suppliers of food and paper products that meet our quality standards. In order to ensure product quality and consistency, all Papa John’s restaurants are required to purchase tomato sauce and dough from QC Centers. Franchisees may purchase other goods directly from our QC Centers or other approved suppliers. National purchasing agreements with most of our suppliers generally result in volume discounts to us, allowing us to sell products to our restaurants at prices we believe are below those generally available to restaurants in the marketplace. Within our domestic QC Center system, products are distributed to restaurants by refrigerated trucks leased and primarily operated by us or transported by a dedicated logistics company.

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

Domestic Company-owned and franchised Papa John’s restaurants within a defined market are required to join an area advertising cooperative (“Co-op”). Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as television, radio, digital and print advertising, and sports sponsorships. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members. The contribution rate for Co-ops generally may not be below 2% of sales without approval from Papa John’s.

The restaurant-level and Co-op marketing efforts are supported by media, print, digital and electronic advertising materials that are produced by Papa John’s Marketing Fund, Inc. (“PJMF”). PJMF is an unconsolidated nonstock corporation designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. PJMF produces and buys air time for Papa John’s national television commercials, buys digital media such as banner advertising, paid search-engine advertising, mobile marketing, social media advertising and marketing, and SMS text and email, in addition to other brand-building activities, such as consumer research and public relations activities. Domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain minimum percentage of sales to PJMF. The contribution rate to PJMF can be increased above the required minimum contribution rate if approved by the governing board of PJMF up to 4% of sales, and beyond those levels if approved by a supermajority of domestic restaurants. The contribution rate has been 4% since 2011.

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

Our proprietary digital ordering platform allows customers to order online. Our eCommerce platforms include “plan ahead ordering,” Spanish-language ordering capability, Google Wallet® alternative payment and enhanced mobile web ordering for our customers, including Papa John’s iPhone® and Android® applications. Our Papa Rewards® program is an eCommerce customer loyalty program designed to increase loyalty and frequency of consumer use of our eCommerce ordering platform. We receive a percentage-based fee from U.S. franchisees for online sales, in addition to royalties, to defray development and operating costs associated with our eCommerce ordering platform.

Our domestic restaurants offer customers the opportunity to purchase a reloadable gift card referred to as the “Papa Card.” The Papa Card is sold as either a plastic gift card purchased in our restaurants, or an online digital card. We sell Papa Cards to consumers on our website and through third-party retailers.  We also sell cards in bulk to business entities and organizations. We continue to explore other Papa Card distribution opportunities. The Papa Card may be redeemed for delivery, carryout, and eCommerce orders and is accepted at all Papa John’s traditional domestic restaurants.

In international markets, our marketing focuses on customers who live or work within a small radius of a Papa John’s restaurant. Certain markets can effectively use  television and radio as part of their marketing strategies. The majority of the marketing efforts include using print materials such as flyers, newspaper inserts, in-store marketing materials, and to a growing extent, digital marketing such as display, search engine marketing, social media, mobile marketing, email, and SMS text. Local marketing efforts, such as sponsoring or participating in community events, sporting events and school programs, are also used to build customer awareness.

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

Training and Education. The Global Operations Support and Training department is responsible for creating tools and materials for the operational training and development of both corporate and franchise team members. We believe training is very important to delivering consistent operational execution. Operations personnel complete our management training program and ongoing development programs, including multi-unit training, in which instruction is given on all aspects of our systems and operations.

Domestic Point-of-Sale Technology. During 2014, we began the roll out of our next-generation point-of-sale system, which we refer to as FOCUS, to the majority of our corporate and franchised restaurants. Approximately 75% of our restaurants were on FOCUS as of the end of the year, with the Company-owned restaurants completed. Substantial completion of the remaining franchisees is expected to occur by the end of the first quarter of 2015.

Our new FOCUS system facilitates faster and more accurate order-taking and pricing, and allows the restaurant manager to better monitor and control food and labor costs, including food inventory management and order placement from the domestic QC Centers. The system allows us to obtain restaurant operating information, providing us with timely access to sales and customer information. The FOCUS system is also integrated with our digital ordering solutions in all domestic traditional Papa John’s restaurants, enabling Papa John’s to offer nationwide digital ordering to our customers.

Domestic Hours of Operation.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday. Carry out hours are generally more limited for late night, for security purposes.

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 28, 2014, there were 3,928 franchised Papa John’s restaurants operating in all 50 states and 36 countries and territories. During 2014, 374 (132 North America and 242 international) franchised Papa John’s restaurants were opened. As of December 28, 2014, we have development agreements with our franchisees for approximately 240 additional North America restaurants, the majority of which are committed to open over the next two to three years, and agreements for approximately 1,000 additional international franchised restaurants, the majority of which are scheduled to open over the next six years. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved.

Approval. Franchisees are approved on the basis of the applicant’s business background, restaurant operating experience and financial resources. We seek franchisees to enter into development agreements for single or multiple restaurants. We require each franchisee to complete our training program or to hire a full-time operator who completes the training and has either an equity interest or the right to acquire an equity interest in the franchise operation. For most non-traditional operations and for operations outside the United States, we will allow an approved operator bonus plan to substitute for the equity interest.

North America Development and Franchise Agreements. We enter into development agreements with our franchisees in North America for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under our standard domestic development agreement, the franchisee is required to pay, at the time of signing the agreement, a non-refundable fee of $25,000 for the first restaurant and $5,000 for any additional restaurants. The non-refundable fee is credited against the standard $25,000 franchise fee payable to us upon signing the franchise agreement for a specific location. The franchise agreement is generally executed once a franchisee secures a location. Our current standard franchise agreement requires the franchisee to pay a royalty fee of 5% of sales, and the majority of our existing franchised restaurants also have a 5% royalty rate in effect.

Substantially all existing franchise agreements have an initial 10-year term with a 10-year renewal option. We have the right to terminate a franchise agreement for a variety of reasons, including a franchisee’s failure to make payments when due or failure to adhere to our policies and standards. Many state franchise laws limit our ability as a franchisor, to terminate or refuse to renew a franchise.

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

Domestic Franchise Development Incentives. Over the past few years, we have offered various development incentive programs for domestic franchisees to accelerate unit openings. Such incentives included the following for 2014 traditional openings: (1) waiver of the standard one-time $25,000 franchise fee if the unit opens on time in accordance with the agreed-upon development schedule, or a reduced fee of $5,000 if the unit opens late; (2) the waiver of some or all of the 5% royalty fee for a period of time; (3) a credit for a portion of the purchase of certain equipment; and (4) a credit to be applied toward a future food purchase, under certain circumstances. We believe the development incentive programs have accelerated unit openings and expect they will continue to do so in 2015.

Domestic Franchise Support Initiatives. From time to time, we offer discretionary support initiatives to our domestic franchisees, including:

•                  Performance-based incentives;

•                  FOCUS installation incentive program;

•                  Targeted royalty relief and local marketing support to assist certain identified franchisees or markets;

•                  Restaurant opening incentives; and

•                  Reduced-cost direct mail campaigns from Preferred Marketing Solutions (“Preferred,” our wholly owned print and promotions subsidiary).

In 2015, we plan to offer some or all of these domestic franchise support initiatives.

International Development and Franchise Agreements.  We opened our first franchised restaurant outside the United States in 1998. We define “international” as all markets outside the United States and Canada. In international markets, we have either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under a master franchise agreement, the franchisee has the right to sub franchise a portion of the development to one or more sub franchisees approved by us. Under our current standard international development agreement, the franchisee is required to pay total fees of $25,000 per restaurant: $5,000 at the time of signing the agreement and $20,000 when the restaurant opens or on the agreed-upon development date, whichever comes first. Under our current standard master franchise agreement, the master franchisee is required to pay total fees of $25,000 per restaurant owned and operated by the master franchisee, under the same terms as the standard development agreement, and $15,000 for each sub franchised restaurant — $5,000 at the time of signing the agreement and $10,000 when the restaurant opens or on the agreed-upon development date, whichever comes first.

Our current standard international master franchise and development agreements provide for payment to us of a royalty fee of 5% of sales. For international markets with sub franchise agreements, the effective sub franchise royalty received by the Company is generally 3%. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our domestic franchise agreement. From time to time, development agreements will be negotiated at other-than-standard terms for fees and royalties, and we may offer various development and royalty incentives to help drive net unit growth and results.

Non-traditional Restaurant Development. We had 213 non-traditional domestic restaurants at December 28, 2014. Non-traditional restaurants generally cover venues or areas not originally targeted for traditional unit development, and our franchised non-traditional restaurants have terms differing from the standard agreements.

Franchisee Loans. Selected franchisees have borrowed funds from us, principally for the purchase of restaurants from us or other franchisees or for construction and development of new restaurants. Loans made to franchisees typically bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchise owners. At December 28, 2014, net loans outstanding totaled $18.9 million. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

Domestic Franchise Insurance Program. Our franchisees may elect to purchase various insurance policies, such as health insurance, non-owned automobile and workers’ compensation, through our wholly-owned insurance agency. Various third-party commercial insurance companies provide fully-insured coverage for these lines of business to franchisees participating in the franchise insurance program offered by our wholly-owned insurance agency.

Domestic Franchise Training and Support. Our domestic field support structure consists of franchise business directors, each of whom is responsible for serving an average of 130 franchised units. Our franchise business directors maintain open communication with the franchise community, relaying operating and marketing information and new initiatives between franchisees and us. Franchise business directors report to division vice presidents, who report to the Vice President North America Franchise Operations.

Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program. Principal operators for traditional restaurants are required to devote their full business time and efforts to the operation of the franchisee’s traditional restaurants. Each franchised restaurant manager is also required to complete our Company-certified management training program. Ongoing supervision of training is monitored by the Global Operations Support and Training team. Multi-

unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved operational training programs.

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

Franchise Advisory Council. We have a Franchise Advisory Council (“FAC”) that consists of Company and franchisee representatives of domestic restaurants. We also have a franchise advisory council in the United Kingdom (“UK FAC”). The FAC and UK FAC and subcommittees hold regular meetings to discuss new product and marketing ideas, operations, growth and other business issues. From time to time, certain domestic franchisees have also formed a separate franchise association for the purpose of communicating and addressing issues, needs and opportunities among its members.

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

Industry and Competition

The United States Quick Service Restaurant pizza industry (“QSR Pizza”) is mature and highly competitive with respect to price, service, location, food quality and variety. There are well-established competitors with substantially greater financial and other resources than Papa John’s. The category is largely fragmented and competitors include international, national and regional chains, as well as a large number of local independent pizza operators. Some of our competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where we compete. According to industry sources, domestic QSR Pizza category sales, which includes dine-in, carry out and delivery, totaled approximately $32.9 billion in 2014, or an increase of 1% from the prior year.

With respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts. There is also active competition for management personnel and attractive commercial real estate sites suitable for our restaurants.

Government Regulation

We, along with our franchisees, are subject to various federal, state, local and international laws affecting the operation of our respective businesses. Each Papa John’s restaurant is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Our QC Centers are licensed and subject to regulation by state and local health and fire codes, and the operation of our trucks is subject to federal and state transportation regulations. We are also subject to federal and state environmental regulations. In addition, our domestic system-wide restaurant operations are subject to various federal and state laws governing such matters as minimum wage requirements, benefits, working conditions, citizenship requirements, and overtime.

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. The laws of several states also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. State laws that regulate the franchisor-franchisee relationship presently exist in a significant number of states and bills have been introduced in Congress from time to time that would provide for federal regulation of the U.S. franchisor-franchisee relationship in certain respects if such bills were enacted. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. National, state and local government regulations or initiatives, including health care legislation, “living wage,” menu labeling, legislation imposing “joint employer liability” or other current or proposed regulations and increases in minimum wage rates affect Papa John’s as well as others within the restaurant industry. As we expand internationally, we are subject to applicable laws in each jurisdiction where franchised units are established.

Trademarks, Copyrights and Domain Names

Our intellectual property rights are a significant part of our business. We have registered and continue to maintain federal registrations through the United States Patent and Trademark Office (the “USPTO”) for the marks PAPA JOHN’S, PIZZA PAPA JOHN’S & Design (our logo), BETTER INGREDIENTS. BETTER PIZZA., PIZZA PAPA JOHN’S BETTER INGREDIENTS. BETTER PIZZA. & Design, and PAPA REWARDS.  We also own federal registrations through the USPTO for several ancillary marks, principally advertising slogans.  Moreover, we have registrations for and/or have applied for PIZZA PAPA JOHN’S & Design  in more than 100 foreign countries and the European Community, in addition to international registrations for PAPA JOHN’S and PIZZA PAPA JOHN’S BETTER INGREDIENTS. BETTER PIZZA. & Design in various foreign countries.  From time to time, we are made aware of the use by other persons in certain geographical areas of names and marks that are the same as or substantially similar to our marks. It is our policy to pursue registration of our marks whenever possible and to vigorously oppose any infringement of our marks.

We hold copyrights in authored works used in our business, including advertisements, packaging, training, and promotional materials. In addition, we have registered and maintain Internet domain names, including “papajohns.com.”

Employees

As of December 28, 2014, we employed approximately 21,700 persons, of whom approximately 18,900 were restaurant team members, approximately 900 were restaurant management personnel, approximately 700 were corporate personnel and approximately 1,200 were QC Center and Preferred personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

Item 1A. Risk Factors

We are subject to various risks that could have a negative effect on our business, financial condition and results of operations. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-K as well as in other Company communications. Before you invest in our securities you should carefully consider these risk factors together with all other information included in this Form 10-K and our other publicly filed documents.

We face competition from other food industry competitors, and our results of operations can be negatively impacted by the actions of one or more of our competitors.

The QSR Pizza category and the restaurant industry in general are intensely competitive, and there are many well-established competitors with substantially greater financial and other resources than the Papa John’s system. Some of these competitors have been in existence for a substantially longer period than Papa John’s and may be better established in the markets where restaurants operated by us or our franchisees are, or may be, located. Demographic trends, traffic patterns, the type, number and location of competing restaurants, and changes in pricing or other marketing initiatives or promotional strategies, including new product and concept developments, by one or more of our major competitors, can have a rapid and adverse impact on our sales and earnings and our system-wide restaurant operations.  Such an adverse impact could also be caused or exacerbated if our marketing incentives or new product offerings are not effective.

In addition to more established competitors, we also face competition from new competitors and concepts such as fast casual pizza concepts.   The emergence or growth of new competitors may negatively impact our sales and our system-wide restaurant operations.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Changes in consumer preferences and trends (for example, changes in dietary preferences that could cause consumers to avoid pizza in favor of foods that are perceived as more healthful, lower-calorie or otherwise based on their nutritional content) or preferences for a dining experience such as fast casual pizza concepts, could adversely affect our restaurant business. Also, our success depends to a significant extent on numerous factors affecting consumer confidence and discretionary consumer income and spending and adverse economic conditions such as high levels of unemployment, high fuel and energy costs and reduced access to credit. Such factors could cause consumers to spend less on food or shift to lower-priced products, and adverse changes in these factors could reduce sales or inhibit our ability to increase pricing, either of which could materially adversely affect our results of operations.

Food safety and quality concerns may negatively impact our business and profitability.

Incidents or reports of food- or water-borne illness, or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures, improper employee conduct, or presence of communicable disease at our restaurants, QC Centers, or suppliers could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation and a decrease in customer traffic resulting from these reports could negatively impact our revenues and profits. Similar incidents or reports occurring at quick service restaurants unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.

We rely on our domestic and international suppliers, as do our franchisees, to provide quality ingredients and to comply with applicable laws and industry standards. A failure of one of our domestic or international suppliers to meet our quality standards, or meet domestic or international food industry standards, could result in a disruption in our supply chain and negatively impact our brand and our business and profitability.  Our inability to manage an event such as a product recall or product related litigation could also cause our results to suffer.

Our success depends on the differentiation of our brand and maintaining the value and quality reputation of our brand, and any damage to consumers’ perception of our brand may negatively impact our business and profitability.

Our results depend upon our ability to differentiate our brand and our reputation for quality. Our brand has been highly rated in U.S. surveys, and we strive to build the value of our brand as we develop international markets. The value of our brand and demand for our products could be damaged by incidents that harm consumer perceptions of the Company and our brand, such as product recalls, food safety issues, privacy breaches, or negative publicity. Any actions that persons endorsing our products may take, whether or not associated with our products, which harm their or our reputations could also harm our brand image and our reputation. Social media can be used to promote adverse consumer perceptions with significantly greater speed and scope than traditional media outlets.  As a result, the value of our brand and the demand for our products could be damaged and have an adverse effect on our financial results.

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

Our franchisees remain dependent on the availability of financing to remodel or renovate existing locations, upgrade systems, or construct and open new restaurants. From time to time, the Company may be required to provide financing to certain franchisees and prospective franchisees in order to mitigate store closings,  allow new units to open, or complete required upgrades. If we are unable or unwilling to provide such financing, we may experience slower than expected new restaurant openings and our results of operations may be adversely impacted. To the extent we provide financing to franchisees in domestic and international markets, our results could be negatively impacted by the credit performance of our franchisee loans.

If we do not meet our growth targets or the expectations of the market for net restaurant openings or our other strategic objectives, our stock price could decline.

Our results of operations and the operating results of our franchisees may be adversely impacted by increases in the cost of food ingredients and other commodities.

We are exposed to ongoing commodity volatility, and an increase in the cost, or sustained high levels of the cost, of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations, particularly if we are unable to increase the selling price of our products to offset increased costs. Cheese, historically representing 35% to 40% of our food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in fuel, utility, and insurance costs could adversely affect the profitability of our restaurant and QC Center businesses. Most of the factors affecting costs are beyond our control, and we may not be able to pass along these costs to our customers or franchisees.  Our domestic franchisees buy substantially all of their food products from our QC Center business.

Our dependence on a sole supplier or a limited number of suppliers for some ingredients could result in disruptions to our business.

Domestic restaurants purchase substantially all food and related products from our QC Centers. We are dependent on Leprino Foods Dairy Products Company (“Leprino”) as our sole supplier for cheese, one of our key ingredients.  Leprino, one of the major pizza category suppliers of cheese in the United States, currently supplies all of our cheese domestically and substantially all of our cheese internationally. While we have no other sole sources of supply, we do source other key ingredients from a limited number of suppliers.  Alternative sources of supply of cheese or other key ingredients may not be available on a timely basis or be available on terms as favorable to us as under our current arrangements. Our corporate and franchised restaurants could also be harmed by a prolonged disruption in the supply of products from or to our QC Centers due to weather, crop disease, labor dispute, interruption of service by carriers and other events beyond our control. Insolvency of key suppliers could also cause similar business interruptions and negatively impact our business.

Changes in purchasing practices by our domestic franchisees could harm our commissary business.

Although our domestic franchisees currently purchase substantially all food products from our QC Centers, they are only required to purchase from our QC Centers tomato sauce, dough and other items we may designate as proprietary or integral to our system. Any changes in purchasing practices by domestic franchisees, such as seeking alternative approved suppliers of ingredients or other food products, could adversely affect the financial results of our QC Centers and the Company.

Our international operations are subject to increased risks and other factors that may make it more difficult to achieve or maintain profitability or meet planned growth rates.

Our international operations could be negatively impacted by changes in international economic, political and health conditions in the countries in which the Company or our franchisees operate. In addition, there are risks associated with differing business and social cultures and consumer preferences, diverse and sometimes uncertain or unstable government regulations and structures, limited availability and high cost of suitable restaurant locations, and difficulties in sourcing and importing high-quality ingredients and other commodities in a cost-effective manner. In addition, our international operations are subject to additional factors, including import and export controls, compliance with anti-corruption and other foreign laws, volatility in foreign currency rates, changes in tax laws, difficulties enforcing intellectual property and contract rights in foreign jurisdictions, and the imposition of increased or new tariffs or trade barriers.   We intend to continue to expand internationally, which would make the risks related to our international operations more significant over time.

We are subject to numerous laws and regulations governing our workforce and our operations. Changes in these laws, including health care legislation and minimum wage increases or additional laws and regulations could increase costs for our system-wide operations.

We operate in an increasingly complex regulatory environment, and the cost of regulatory compliance is increasing. Failure to comply with applicable U.S. and international labor, health care, food, safety, anti-bribery and corruption, consumer and other laws, may result in civil and criminal liability, damages, fines and penalties. This could harm our reputation, limit our ability to grow and adversely affect our financial performance.

Domestic system-wide restaurant and QC Center operations are subject to federal and state laws governing such matters as wages, benefits, working conditions, citizenship requirements and overtime. A significant number of hourly personnel are paid at rates closely related to the federal and state minimum wage requirements. Accordingly, further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases above federal wage rates would increase labor costs for our domestic system-wide operations. Additionally, social media may be used to foster negative perceptions of employment in our industry and promote strikes or boycotts.  Local government agencies have also implemented ordinances that restrict the sale of certain food or drink products. Compliance with additional government mandates, including menu labeling requirements, or activist or union activity, could increase costs and be harmful to system-wide restaurant sales.

The Affordable Care Act, enacted in 2010, requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We, like other industry competitors, are complying with the law and are providing more extensive health benefits to employees than we had previously provided, and are subsidizing a larger portion of their insurance premiums.  These additional costs could negatively impact our operational results.

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

Our business and brand may be harmed should the services of our Founder, John Schnatter, as Chief Executive Officer, President, Chairman or brand spokesman terminate for any reason. Failure to effectively execute succession planning could harm our Company and brand.

John H. Schnatter, our Founder, Chairman, President and Chief Executive Officer, does not serve under an employment agreement, and we do not maintain key man life insurance on Mr. Schnatter. We also depend on the continued availability of Mr. Schnatter’s image and his services as spokesman in our advertising and promotion materials. While we have entered into a license agreement with Mr. Schnatter related to the use of certain intellectual property related to his name, likeness and image, our business and brand may be harmed if Mr. Schnatter’s services were not available to the Company for any reason or the reputation of Mr. Schnatter were negatively impacted. In addition, failure to effectively execute succession planning could harm our Company and brand.

We may be required to resort to litigation to protect our intellectual property rights, which could negatively affect our results of operations.

We depend on the Papa John’s brand name and rely on a combination of trademarks, service marks, copyrights, and similar intellectual property rights to protect and promote our brand. We believe the success of our business depends on our continued ability to exclusively use our existing marks to increase brand awareness and further develop our brand, both domestically and abroad. If we are not able to adequately protect our intellectual property rights, we may be required to resort to litigation to prevent consumer confusion and preserve our brand’s high-quality reputation.   Litigation could result in high

costs and diversion of resources, which could negatively affect our results of operations, regardless of the outcome.

Disruptions of our critical business or information technology systems could harm our ability to conduct normal business.

We rely heavily on information systems, including digital ordering solutions, through which approximately half of our domestic sales originate. We also rely heavily on point-of-sale processing in our restaurants for data collection and payment systems for the collection of cash, credit and debit card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends on the reliability and capacity of these technology systems. In addition, we anticipate that consumers will continue to have more options to place orders digitally, both domestically and internationally. Our failure to adequately invest in new technology, particularly our digital ordering capabilities, could cause us to lose our competitive advantage and have an adverse effect on our results.

Our systems could be damaged or interrupted by power loss through various technological failures or acts of God. In particular, we may experience occasional interruptions of our digital ordering solutions, which make online ordering unavailable or slow to respond, negatively impacting sales and the experience of our customers. If our digital ordering solutions do not perform with adequate speed, our customers may be less inclined to return to our digital ordering solutions, as frequently or at all. If our systems do not operate properly, we may not be able to fully realize the significant investment we have made in these systems, and we may need to upgrade or replace these systems, which could require additional material capital investment from us and our franchisees. Part of our technology infrastructure, such as our FOCUS point of sale system, is specifically designed for us and our operational systems, which could cause unexpected costs, delays or inefficiencies when infrastructure upgrades are needed or prolonged and widespread technological difficulties occur. Significant portions of our technology infrastructure are provided by third parties, and the performance of these systems is largely beyond our control. Failure of our third-party systems, and backup systems, to adequately perform, particularly as our online sales grow, could harm our business and the satisfaction of our customers. In addition, we may not have or be able to obtain adequate protection or insurance to mitigate the risks of these events or compensate for losses related to these events, which could damage our business and reputation and be expensive and difficult to remedy or repair.

We may incur significant costs or loss of sales and consumer confidence resulting from a security breach of our critical systems, network sites or service providers, including a breach of confidential customer information from our digital ordering business.

We are subject to a number of privacy and data protection laws and regulations. Our business requires the collection and retention of large volumes of internal and customer data, including credit card data and other personally identifiable information of our employees and customers housed in the various information systems we use.  Constantly changing cyber security threats pose risks to the security of our systems and networks, and the confidentiality of our data.  As techniques used in cyber attacks evolve, we may not be able to timely detect threats or anticipate and implement security measures.  The integrity and protection of that customer, employee and Company data is critical to us.  The failure to prevent fraud or security breaches or to adequately invest in data security could harm our business and revenues due to the reputational damage to our brand. Such a breach could also result in litigation, regulatory actions, penalties, and other significant costs to us and have a material adverse effect on our financial results.

Changes in privacy law could adversely affect our ability to market our products effectively.

We rely on a variety of direct marketing techniques, including email, text messages and postal mailings. Any future restrictions in federal, state or foreign laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of email, text messages and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may need to develop alternative marketing strategies, which could impact the amount and timing of our revenues.

We have been and will continue to be subject to various types of litigation, including collective and class action litigation, which could subject us to significant damages or other remedies.

We and our restaurant industry competitors are subject to the risk of litigation from various parties, including vendors, customers, franchisees, state and federal agencies, and employees. We are involved in a number of lawsuits, claims, investigations, and proceedings consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. We are currently a defendant in cases containing collective and class action allegations. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss and defense costs relating to such lawsuits may not be accurately estimated. Litigation trends involving the relationship between franchisors and franchisees, personal injury claims, employment law and intellectual property may increase our cost of doing business. We evaluate all of the claims and proceedings involving us to assess the expected outcome, and where possible, we estimate the amount of potential losses to us. In many cases, particularly collective and class action cases, we may not be able to estimate the amount of potential losses and/or our estimates may prove to be insufficient. These assessments are made by management based on the information available at the time made and require the use of a significant amount of judgment, and actual outcomes or losses may materially differ. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact earnings. Further, we may not be able to obtain adequate insurance to protect us from these types of litigation matters or extraordinary business losses.

If pending legal matters, including the class action litigation described in “Note 17” of “Notes to Consolidated Financial Statements,” result in costs in excess of amounts we have accrued, our results of operations could be materially impacted.

We may be subject to impairment charges.

Impairment charges are possible due to the nature and timing of decisions we make about underperforming assets or markets, or if previously opened or acquired restaurants perform below our expectations, particularly in our Company-owned China market. This could result in a decrease in our reported asset value and reduction in our net income.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 28, 2014, there were 4,663 Papa John’s restaurants system-wide. The following tables provide the locations of our restaurants. We define “North America” as the United States and Canada and “domestic” as the contiguous United States.

North America Restaurants:

	Company	Franchised	Total
Alabama	—	82	82
Alaska	—	9	9
Arizona	39	40	79
Arkansas	—	25	25
California	—	214	214
Colorado	25	25	50
Connecticut	—	17	17
Delaware	—	15	15
District of Columbia	—	10	10
Florida	47	229	276
Georgia	94	62	156
Hawaii	—	14	14
Idaho	—	12	12
Illinois	8	107	115
Indiana	41	89	130
Iowa	—	25	25
Kansas	13	22	35
Kentucky	43	69	112
Louisiana	—	61	61
Maine	—	7	7
Maryland	60	41	101
Massachusetts	—	24	24
Michigan	—	50	50
Minnesota	35	17	52
Mississippi	—	32	32
Missouri	42	30	72
Montana	—	9	9
Nebraska	—	16	16
Nevada	—	21	21
New Hampshire	—	3	3
New Jersey	—	72	72
New Mexico	—	17	17
New York	—	108	108
North Carolina	91	78	169
North Dakota	—	5	5
Ohio	—	160	160
Oklahoma	—	31	31
Oregon	—	15	15
Pennsylvania	—	95	95
Rhode Island	—	5	5
South Carolina	7	62	69
South Dakota	—	11	11
Tennessee	31	82	113
Texas	84	184	268

North America Restaurants (continued):

	Company	Franchised	Total
Utah	—	32	32
Vermont	—	1	1
Virginia	26	116	142
Washington	—	56	56
West Virginia	—	21	21
Wisconsin	—	27	27
Wyoming	—	9	9
Total U.S. Papa John’s Restaurants	686	2,564	3,250
Canada	—	90	90
Total North America Papa John’s Restaurants	686	2,654	3,340

International Restaurants:

Azerbaijan	—	3	3
Bahrain	—	20	20
Cayman Islands	—	2	2
Chile	—	32	32
China	49	183	232
Colombia	—	21	21
Costa Rica	—	20	20
Cyprus	—	7	7
Dominican Republic	—	12	12
Ecuador	—	15	15
Egypt	—	25	25
El Salvador	—	16	16
Guam	—	3	3
Guatemala	—	7	7
India	—	46	46
Ireland	—	56	56
Jordan	—	8	8
Kuwait	—	29	29
Malaysia	—	32	32
Mexico	—	80	80
Nicaragua	—	3	3
Oman	—	9	9
Panama	—	7	7
Peru	—	28	28
Philippines	—	16	16
Puerto Rico	—	19	19
Qatar	—	17	17
Russia	—	65	65
Saudi Arabia	—	22	22
South Korea	—	91	91
Trinidad	—	6	6
Turkey	—	17	17
United Arab Emirates	—	38	38
United Kingdom	—	282	282
Venezuela	—	37	37
Total International Papa John’s Restaurants	49	1,274	1,323

Note: Company-owned Papa John’s restaurants include restaurants owned by majority-owned subsidiaries. There were 200 such restaurants at December 28, 2014 (25 in Colorado, 30 in Maryland, 35 in Minnesota, 84 in Texas, and 26 in Virginia).

Most Papa John’s Company-owned restaurants are located in leased space. The initial term of most domestic restaurant leases is generally five years with most leases providing for one or more options to renew for at least one additional term. Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities. Additionally, we lease our Company-owned restaurant sites in Beijing and North China. At December 28, 2014, we leased and subleased to franchisees in the United Kingdom 204 of the 282 franchised Papa John’s restaurant sites. The initial lease terms on the franchised sites in the United Kingdom are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment under 25 lease arrangements, primarily associated with Perfect Pizza restaurant sites.

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

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective action filed in August 2009 in the United States District Court, Eastern District of Missouri, alleging that delivery drivers were not reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act. Approximately 3,900 drivers out of a potential class size of 28,800 have opted into the action. In late December 2013, the District Court granted a motion for class certification in five additional states, which added approximately 15,000 plaintiffs to the case. The trial is scheduled for August 2015.

We intend to vigorously defend against all claims in this lawsuit. However, given the inherent uncertainties of litigation, the outcome of this case cannot be predicted and the amount of any potential loss cannot be reasonably estimated. A negative outcome in this case could have a material adverse effect on the Company.

Item 4.  Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John’s:

Name	Age (a)	Position	First Elected Executive Officer

John H. Schnatter	53	Founder, Chairman, President and Chief Executive Officer	1985

Robert C. Kraut	55	Senior Vice President and Chief Marketing Officer	2013

Timothy C. O’Hern	51	Senior Vice President and Chief Development Officer	2005

Steve M. Ritchie	40	Senior Vice President and Chief Operating Officer	2012

Lance F. Tucker	45	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer	2011

(a) Ages are as of January 1, 2015.

John H. Schnatter created the Papa John’s concept and started operations in 1984. He currently serves as Founder, Chairman, President and Chief Executive Officer. He previously served as Interim Chief Executive Officer from December 2008 to April 2009, Executive Chairman of the Company from 2005 until May 2007, as Chairman of the Board and Chief Executive Officer from 1990 until 2005, and as President from 1985 to 1990, from 2001 until 2005 and from 2014 to present.

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

Steve M. Ritchie was appointed Senior Vice President and Chief Operating Officer in May 2014 and has served as a Senior Vice President since May 2013. Mr. Ritchie has served in various capacities of increasing responsibility over Global Operations & Global Operations Support and Training since July 2010. Since 2006, he also has served as a franchise owner and operator of multiple units in the Company’s Midwest Division.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA. As of February 17, 2015, there were 804 record holders of common stock. However, there are significantly more beneficial owners of our common stock than there are record holders. The following table sets forth, for the quarters indicated, the high and low sales prices of our common stock, as reported by The NASDAQ Stock Market, and dividends declared per common share. The 2013 sales prices have been adjusted to reflect a two-for-one split of the Company’s outstanding shares of stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on December 12, 2013 to receive one additional share for every outstanding share of stock held on the record date. The stock dividend of approximately 21.0 million shares of stock was distributed on December 27, 2013.

2014	High	Low	Dividends Declared per Share
First Quarter	$55.00	$44.95	$0.125
Second Quarter	52.72	40.00	0.125
Third Quarter	45.50	37.32	0.140
Fourth Quarter	57.00	39.49	0.140

2013	High	Low	Dividends Declared per Share
First Quarter	$31.16	$24.94	$—
Second Quarter	33.61	29.50	—
Third Quarter	36.20	32.78	0.125
Fourth Quarter	46.12	33.88	0.125

Our Board of Directors declared a quarterly dividend of $0.14 per share on January 28, 2015 that was payable on February 20, 2015 to shareholders of record at the close of business on February 9, 2015.

We anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends is subject to declaration by our Board of Directors and will depend upon future earnings, results of operations, capital requirements, our financial condition and other relevant factors. There can be no assurance that the Company will continue to pay quarterly cash dividends.

Our Board of Directors has authorized the repurchase of up to $1.325 billion of common stock under a share repurchase program that began December 9, 1999, and expires December 31, 2015. Through December 28, 2014, a total of 105.6 million shares with an aggregate cost of $1.2 billion and an average price of $11.32 per share have been repurchased under this program. Subsequent to year-end, we acquired an additional 224,000 shares at an aggregate cost of $13.6 million. Approximately $115.9 million remained available under the Company’s share repurchase program as of February 17, 2015.

The following table summarizes our repurchase activity by fiscal period during the fourth quarter ended December 28, 2014 (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

09/29/2014 - 10/26/2014	221	$40.92	105,329	$143,671
10/27/2014 - 11/23/2014	133	$46.85	105,462	$137,470
11/24/2014 - 12/28/2014	148	$53.93	105,610	$129,474

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

Stock Performance Graph

The following performance graph compares the cumulative shareholder return of the Company’s common stock for the five-year period between December 27, 2009 and December 28, 2014 to (i) the NASDAQ Stock Market (U.S.) Index and (ii) a group of the Company’s peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places).  Management believes the companies included in this peer group appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The graph assumes the value of the investments in the Company’s common stock and in each index was $100 on December 27, 2009, and that all dividends were reinvested.

Item 6.  Selected Financial Data

The selected financial data presented for each of the fiscal years in the five-year period ended December 28, 2014, were derived from our audited consolidated financial statements. The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

	Year Ended (1)
	Dec. 28,	Dec. 29,	Dec. 30,	Dec. 25,	Dec. 26,
(In thousands, except per share data)	2014	2013	2012	2011	2010
	52 weeks	52 weeks	53 weeks	52 weeks	52 weeks
Income Statement Data
North America revenues:
Domestic Company-owned restaurant sales	$701,854	$635,317	$592,203	$525,841	$503,272
Franchise royalties (2)	89,443	81,692	79,567	73,694	69,631
Franchise and development fees	726	1,181	806	722	610
Domestic commissary sales	629,492	578,870	545,924	508,155	454,506
Other sales	74,179	53,322	51,223	50,912	51,951
International revenues:
Royalties and franchise and development fees (3)	25,730	21,979	19,881	16,327	13,265
Restaurant and commissary sales (4)	76,725	66,661	53,049	42,231	33,162
Total revenues	1,598,149	1,439,022	1,342,653	1,217,882	1,126,397
Operating income (5)	117,630	106,503	99,807	87,017	86,744
Investment income	702	589	750	755	875
Interest expense	(4,077)	(983)	(2,162)	(2,981)	(4,309)
Income before income taxes	114,255	106,109	98,395	84,791	83,310
Income tax expense	36,558	33,130	32,393	26,324	27,247
Net income before attribution to noncontrolling interests	77,697	72,979	66,002	58,467	56,063
Income attributable to noncontrolling interests (6)	(4,382)	(3,442)	(4,342)	(3,732)	(3,485)
Net income attributable to the Company	$73,315	$69,537	$61,660	$54,735	$52,578

Net income attributable to common shareholders	$72,869	$68,497	$61,660	$54,735	$52,578
Basic earnings per common share	$1.78	$1.58	$1.31	$1.09	$1.00
Earnings per common share - assuming dilution	$1.75	$1.55	$1.29	$1.08	$0.99
Basic weighted average common shares outstanding	40,960	43,387	46,916	50,086	52,656
Diluted weighted average common shares outstanding	41,718	44,243	47,810	50,620	52,936
Dividends declared per common share	$0.53	$0.25	$—	$—	$—

Balance Sheet Data
Total assets	$512,803	$464,291	$438,408	$390,382	$417,492
Total debt	230,451	157,900	88,258	51,489	99,017
Mandatorily redeemable noncontrolling interests (7)	—	10,786	11,837	11,065	9,972
Redeemable noncontrolling interests	8,555	7,024	6,380	3,965	3,512
Total stockholders’ equity	98,715	138,184	181,514	205,647	195,608

(1)              We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 2012 fiscal year consisted of 53 weeks and all other years above consisted of 52 weeks. The additional week resulted in additional revenues of approximately $21.5 million and additional income before income taxes of approximately $4.1 million, or $0.05 per diluted share for 2012.

(2)              North America franchise royalties were derived from franchised restaurant sales of $2.04 billion in 2014, $1.91 billion in 2013, $1.85 billion in 2012 ($1.82 billion on a 52 week basis), $1.71 billion in 2011 and $1.62 billion in 2010.

(3)              International royalties were derived from franchised restaurant sales of $553.0 million in 2014, $460.0 million in 2013, $388.4 million in 2012 ($379.4 million on a 52 week basis), $320.0 million in 2011 and $258.8 million in 2010.

(4)              Restaurant sales for international Company-owned restaurants were $23.7 million in 2014, $22.7 million in 2013, $16.2 million in 2012, $12.4 million in 2011 and $11.0 million in 2010.

(5)               The operating results include the consolidation of BIBP Commodities, Inc. (“BIBP”), which increased operating income approximately $21.4 million in 2010 (including a reduction in BIBP’s cost of sales of $14.2 million associated with PJFS’s agreement to pay BIBP for past cheese purchases an amount equal to its accumulated deficit). BIBP had break-even results in 2011 and was dissolved in 2011.

(6)               Represents the noncontrolling interests’ allocation of income for our joint venture arrangements.

(7)              Mandatorily redeemable noncontrolling interest is included in other long-term liabilities in the consolidated balance sheets. See “Note 6” of “Notes to Consolidated Financial Statements” for additional information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At December 28, 2014, there were 4,663 Papa John’s restaurants in operation, consisting of 735 Company-owned and 3,928 franchised restaurants. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

New unit openings in 2014 were 388 as compared to 386 in 2013 and 368 in 2012 and unit closings in 2014 were 153 as compared to 121 in 2013 and 88 in 2012. We expect net unit growth of approximately 220 to 250 units during 2015 of which approximately 75% will be international locations. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies.

We continue to generate strong sales in our North America Company-owned restaurants in a very competitive environment. Average annual Company-owned sales for our most recent domestic comparable restaurant base were $1.06 million for 2014 (52-week year), compared to $988,000 for 2013 (52-week year) and $953,000 for 2012 (53-week year). Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable sales for domestic Company-owned restaurants increased 8.2% in 2014, 6.6% in 2013 and 5.6% in 2012. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

We are pleased with the ongoing growth in both our North America and international franchise restaurant sales. The comparable sales for North America franchised units increased 6.2% in 2014, 3.1% in 2013 and 2.9% in 2012.  The comparable sales for International franchised units increased 7.8% in 2014, 7.5% in 2013 and 7.1% in 2012.

We strive to obtain high-quality restaurant sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe these factors improve our image and brand awareness. The average cash investment for the 11 domestic traditional Company-owned restaurants opened during 2014 was approximately $283,000, compared to the $280,000 investment for the 13 domestic traditional units opened in 2013, exclusive of land and any tenant improvement allowances we received. We also opened two Company-owned restaurants in China, with an average investment cost of approximately $290,000 which compares to $225,000 for the 11 restaurants opened in 2013.

Approximately 43% to 46% of our domestic revenues in each of the last three years were derived from sales to franchisees of various items including food and paper products, printing and promotional items, risk management services and information systems equipment, including the FOCUS Point of Sales system, and software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.

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

Noncontrolling Interests

The Company has the following four joint ventures in which there are noncontrolling interests as of December 28, 2014:

Joint Venture	Redemption Feature	Location within the Consolidated Balance Sheet	Recorded value

Star Papa, LP	Redeemable	Temporary equity	Carrying value
PJ Denver, LLC	Redeemable	Temporary equity	Redemption value
Colonel’s Limited, LLC	No redemption feature	Permanent equity	Carrying value
PJ Minnesota, LLC	No redemption feature	Permanent equity	Carrying value

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

Our specific assumptions for estimating the fair value of options include the following:

	2014	2013	2012

Assumptions (weighted average):
Risk-free interest rate	1.8%	1.1%	1.1%
Expected dividend yield	1.0%	0.1%	0.0%
Expected volatility	35.7%	37.5%	37.8%
Expected term (in years)	6.0	6.0	6.0

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

Intangible Assets — Goodwill

We evaluate goodwill annually in the fourth quarter or whenever we identify certain triggering events or circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such tests are completed separately with respect to the goodwill of each of our reporting units, which includes our domestic Company-owned restaurants, China and the United Kingdom (“PJUK”).  We may perform a qualitative assessment or move directly to the quantitative assessment for any reporting unit in any period if we believe that it is more efficient or if impairment indicators exist.

We elected to perform the two-step quantitative assessment for all reporting units in 2014.

Our domestic Company-owned restaurants fair value calculation considered both an income approach and a market approach and our China and United Kingdom fair value calculations considered an income approach. The income approach used projected net cash flows, with various growth assumptions, over a ten-year discrete period and a terminal value, which were discounted using appropriate rates. The selected discount rate considered the risk and nature of each reporting unit’s cash flow and the rates of return market participants would require to invest their capital in the reporting unit. In determining the fair value from a market approach, we considered earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples that a potential buyer would pay based on third-party transactions in similar markets.

The results of our quantitative assessments indicated the fair values significantly exceeded the carrying amounts. Subsequent to completing our annual quantitative goodwill impairment tests, no indications of impairment were identified.

Insurance Reserves

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels. Losses are accrued based upon undiscounted estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims differ significantly from historical trends used to estimate the insurance reserves recorded by the Company. See “Note 12” of “Notes to Consolidated Financial Statements” for additional information.

Deferred Income Tax Accounts and Tax Reserves

Papa John’s is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining Papa John’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of December 28, 2014, we had a net deferred income tax liability of approximately $10.0 million.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized increases in income tax expense of $117,000 in 2014 and $305,000 in 2012 and a decrease in income tax expense of $909,000 in 2013 associated with the finalization of certain income tax matters. See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.

Fiscal Year

The Company follows a fiscal year ending on the last Sunday of December, generally consisting of 52 weeks made up of four 13-week quarters. The 13-week quarters consist of two four-week periods followed by one five-week period. Our 2014 and 2013 fiscal years consisted of 52 weeks while our 2012 fiscal year consisted of 53 weeks, including a six-week period in the fourth quarter. The additional week in 2012 resulted in additional revenues of approximately $21.5 million and additional income before income taxes of $4.1 million, or $0.05 per diluted common share.

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

FOCUS System

The Company is implementing a new, proprietary point-of-sale system, which we refer to as FOCUS, in substantially all domestic system-wide restaurants. As of December 28, 2014, we had installed FOCUS in almost 75% of our domestic restaurants, including all Company-owned restaurants and almost 1,600 franchised restaurants. Substantial completion is expected to occur by the end of the first quarter of 2015.

The costs related to implementing FOCUS decreased income before income taxes by approximately $3.7 million in 2014, or a $0.06 negative impact on diluted earnings per share, as compared to 2013. FOCUS had the following impact on our consolidated statement of income for the fiscal year ended December 28, 2014 (in thousands):

Year Ended
Dec. 28,
2014

Franchise royalties (a)	$(405)
Other sales (b)	20,143
Other operating expenses (c)	(20,629)
Depreciation and amortization (d)	(2,834)
Net decrease in income before income taxes	$(3,725)

Diluted earnings per common share	$(0.06)

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

	Year Ended
	Dec. 28,	Dec. 29,	Dec. 30,
(In thousands, except per share amounts)	2014	2013	2012

Total revenues, as reported	$1,598,149	$1,439,022	$1,342,653
53rd week of operations (a)	—	—	(21,500)
Total revenues, as adjusted	$1,598,149	$1,439,022	$1,321,153

Income before income taxes, as reported	$114,255	$106,109	$98,395
53rd week of operations (a)	—	—	(4,145)
Incentive Contribution (b)	(1,000)	(1,000)	2,971
Income before income taxes, as adjusted	$113,255	$105,109	$97,221

Net income, as reported	$73,315	$69,537	$61,660
53rd week of operations (a)	—	—	(2,634)
Incentive Contribution (b)	(680)	(660)	1,955
Net income, as adjusted	$72,635	$68,877	$60,981

Earnings per diluted common share, as reported	$1.75	$1.55	$1.29
53rd week of operations (a)	—	—	(0.05)
Incentive Contribution (b)	(0.02)	(0.02)	0.04
Earnings per diluted common share, as adjusted	$1.73	$1.53	$1.28

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

The overall impact of these transactions described above, which are collectively defined as the “Incentive Contribution,” was an increase in income before income taxes of approximately $1.0 million in each of 2014 and 2013 (or an increase in diluted earnings per common share of approximately $0.02 in each year) and a reduction in income before income taxes of approximately $3.0 million in 2012 (or a reduction to diluted earnings per share of approximately $0.04).

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

In addition, we present free cash flow in this report, which is a non-GAAP measure. We define free cash flow as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our performance than the Company’s GAAP measures. See “Liquidity and Capital Resources” for a reconciliation of free cash flow to the most directly comparable GAAP measure.

The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended (1)
	Dec. 28,	Dec. 29,	Dec. 30,
	2014	2013	2012
	52 weeks	52 weeks	53 weeks
Income Statement Data:
North America revenues:
Domestic Company-owned restaurant sales	43.9%	44.2%	44.1%
Franchise royalties	5.6	5.7	5.9
Franchise and development fees	0.1	0.1	0.1
Domestic commissary sales	39.4	40.2	40.7
Other sales	4.6	3.7	3.8
International revenues:
Royalties and franchise and development fees	1.6	1.5	1.5
Restaurant and commissary sales	4.8	4.6	3.9
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic Company-owned restaurant cost of sales (2)	25.0	24.6	23.2
Domestic Company-owned restaurant operating expenses (2)	56.5	56.9	57.1
Domestic commissary cost of sales (3)	78.3	77.5	78.1
Domestic commissary operating expenses (3)	14.6	14.8	14.2
Other operating expenses (4)	95.8	90.0	88.7
International restaurant and commissary expenses (5)	83.0	84.9	84.6
General and administrative expenses	8.8	9.3	9.8
Other general expenses	0.5	0.5	0.6
Depreciation and amortization	2.5	2.4	2.4
Total costs and expenses	92.6	92.6	92.6
Operating income	7.4	7.4	7.4
Net interest expense	(0.2)	(0.1)	(0.1)
Income before income taxes	7.2	7.3	7.3
Income tax expense	2.3	2.3	2.4
Net income before attribution to noncontrolling interests	4.9	5.0	4.9
Income attributable to noncontrolling interests	(0.3)	(0.2)	(0.3)
Net income attributable to the Company	4.6%	4.8%	4.6%

	Year Ended (1)
	Dec. 28,	Dec. 29,	Dec. 30,
	2014	2013	2012
	52 weeks	52 weeks	53 weeks
Restaurant Data:
Percentage increase in comparable domestic Company-owned restaurant sales (6)	8.2%	6.6%	5.6%
Number of domestic Company-owned restaurants included in the most recent full year’s comparable restaurant base	646	633	615
Average sales for domestic Company-owned restaurants included in the most recent comparable restaurant base	$1,064,000	$988,000	$953,000

Papa John’s Restaurant Progression:
North America Company-owned:
Beginning of period	665	648	598
Opened	12	19	8
Closed	(4)	(2)	(3)
Acquired from franchisees	13	—	57
Sold to franchisees	—	—	(12)
End of period	686	665	648
International Company-owned:
Beginning of period	58	48	30
Opened	2	11	20
Closed	(7)	(1)	(2)
Sold to franchisees	(4)	—	—
End of period	49	58	48
North America franchised:
Beginning of period	2,621	2,556	2,463
Opened	132	152	182
Closed	(86)	(87)	(44)
Acquired from Company	—	—	12
Sold to Company	(13)	—	(57)
End of period	2,654	2,621	2,556
International franchised:
Beginning of period	1,084	911	792
Opened	242	204	158
Closed	(56)	(31)	(39)
Acquired from Company	4	—	—
End of period	1,274	1,084	911
Total Papa John’s restaurants - end of period	4,663	4,428	4,163

(1)                     We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 2014 and 2013 fiscal years consisted of 52 weeks and the 2012 fiscal year consisted of 53 weeks. The additional week in 2012 resulted in additional revenues of approximately $21.5 million and additional income before income taxes of approximately $4.1 million, or $0.05 per diluted common share.

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

Results of Operations

2014 Compared to 2013

Discussion of Revenues.  Consolidated revenues increased $159.1 million, or 11.1%, to $1.60 billion in 2014, compared to $1.44 billion in 2013.  Revenues are summarized in the following table on a reporting segment basis.

	Year Ended		Increase	Increase
	Dec. 28,	Dec. 29,	(decrease)	(decrease)
(In thousands)	2014	2013	$	%

North America Revenues:
Domestic Company-owned restaurant sales	$701,854	$635,317	$66,537	10.5%
Franchise royalties	89,443	81,692	7,751	9.5%
Franchise and development fees	726	1,181	(455)	-38.5%
Domestic commissary sales	629,492	578,870	50,622	8.7%
Other sales	74,179	53,322	20,857	39.1%

International Revenues:
Royalties and franchise and development fees	25,730	21,979	3,751	17.1%
Restaurant and commissary sales	76,725	66,661	10,064	15.1%
Total Revenues	$1,598,149	$1,439,022	$159,127	11.1%

The increase in revenues in 2014 compared to 2013 was primarily due to the following:

•                  Domestic Company-owned restaurant sales increased $66.5 million, or 10.5% primarily due to an 8.2% increase in comparable sales and a 2.6% increase in equivalent units. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

•                  North America franchise royalties increased $7.8 million, or 9.5% primarily due to a 6.2% increase in comparable sales and a reduced level of performance-based royalty incentives.

•                  Domestic commissary sales increased $50.6 million, or 8.7%, primarily due to increases in the prices of certain commodities (primarily cheese and meats), higher sales volumes, and higher overall margins.

•                  Other sales increased $20.9 million, or 39.1%, primarily due to FOCUS equipment sales to franchisees. See the FOCUS System section above for additional information.

•                  International royalties and franchise and development fees increased $3.8 million or 17.1% primarily due to an increase in the number of restaurants and a 7.8% increase in comparable sales, calculated on a constant dollar basis.

•                  International restaurant and commissary sales increased $10.1 million, or 15.1%, primarily due to an increase in commissary revenues, particularly in the United Kingdom, with increases in units and higher comparable sales. This was somewhat offset by the 2013 year including an additional month of revenues at our China Company-owned operations as we changed the reporting cycle in the fourth quarter of 2013 to no longer consolidate the results one month in arrears. The impact of this change resulted in incremental revenues of $2.1 million in 2013.

Discussion of Operating Results

Our income before income taxes totaled $114.3 million in 2014, as compared to $106.1 million in 2013, an increase of approximately $8.1 million. Income before income taxes is summarized in the following table on a reporting segment basis:

	Year Ended
	Dec. 28,	Dec. 29,	Increase
(In thousands)	2014	2013	(Decrease)

Domestic Company-owned restaurants	$40,969	$34,590	$6,379
Domestic commissaries	39,317	37,804	1,513
North America franchising	77,009	70,201	6,808
International	7,250	2,803	4,447
All others	(9)	3,490	(3,499)
Unallocated corporate expenses	(49,440)	(41,025)	(8,415)
Elimination of intersegment profits	(841)	(1,754)	913
Total income before income taxes (a)	$114,255	$106,109	$8,146

(a)         Includes FOCUS system rollout costs of approximately $3.7 million in 2014. See the FOCUS System section above for additional information.

Changes in income before income taxes for 2014 in comparison to 2013 are summarized on a segment basis as follows:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes increased $6.4 million due to the 8.2% increase in comparable sales, partially offset by higher commodities and higher automobile insurance claims costs of approximately $3.5 million. Additionally, 2014 includes depreciation expense of approximately $1.2 million associated with FOCUS equipment costs.

•                  Domestic Commissaries Segment. Domestic commissaries’ income before income taxes increased $1.5 million primarily due to higher margins and higher sales volumes, which were somewhat offset by higher workers’ compensation and automobile insurance claims costs of approximately $2.6 million and higher costs associated with various ongoing commissary initiatives.

•                  North America Franchising Segment. North America franchising income before income taxes increased approximately $6.8 million in 2014 due to the previously mentioned royalty revenue increase.

•                  International Segment. The international segment reported income before income taxes of approximately $7.3 million in 2014 compared to $2.8 million in 2013. The increase of $4.4 million was primarily due to an increase in units and comparable sales of 7.4%, which resulted in both higher royalties and contributed to an improvement of $3.1 million in the United Kingdom results. The favorable results were partially offset by unfavorable China Company-owned results of approximately $700,000 (losses of approximately $3.4 million in 2014 and $2.7 million in 2013). The unfavorable results were primarily due to restaurant disposition costs for 11 restaurants, which were approximately $700,000 higher in 2014. Additionally, the 2013 China results included $215,000 of incremental losses associated with the additional month of operations in the fourth quarter of 2013, as previously discussed. Based on prior experience in other underpenetrated markets, some operating losses can occur as the business is being established.

•                  All Others Segment. The “All others” segment, which primarily includes our online and mobile ordering business and our wholly-owned print and promotions subsidiary, Preferred Marketing

Solutions, decreased approximately $3.5 million. The decrease was primarily due to higher infrastructure costs to support our digital ordering business and a lower margin at our print and promotions business, primarily associated with an increased number of discounted direct mail campaigns in comparison to 2013.

•                  Unallocated Corporate Segment.  Unallocated corporate expenses increased approximately $8.4 million. The components of unallocated corporate expenses were as follows (in thousands):

	Year Ended	Year Ended
	December 28,	December 29,	Increase
	2014	2013	(Decrease)

General and administrative (a)	$38,647	$34,819	$3,828
Net interest expense (b)	3,458	482	2,976
Depreciation expense	7,598	6,845	753
FOCUS system rollout costs (c)	1,638	—	1,638
Supplier marketing income (d)	(1,000)	(1,000)	—
Other income	(901)	(121)	(780)
Total unallocated corporate expenses	$49,440	$41,025	$8,415

(a)         The increase in unallocated general and administrative costs was primarily due to higher legal and management incentive compensation costs, partially offset by lower travel costs.

(b)         The increase in net interest expense was primarily due to a higher average outstanding debt balance with a higher effective interest rate. Additionally, 2013 included an approximate $1.1 million benefit from a decrease in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture. An amendment in the joint venture agreement during 2014 no longer requires changes in the value to be recorded in net interest.

(c)          Includes depreciation expense for capitalized FOCUS software development costs and other costs to support the rollout of the program.

(d)         See Items Impacting Comparability; Non-GAAP Measures for additional information.

Diluted earnings per common share were $1.75 in 2014, compared to $1.55 in 2013, an increase of $0.20, or 12.9%. Diluted earnings per common share increased $0.10 due to the 5.7% reduction in weighted average shares outstanding.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $701.9 million for 2014 compared to $635.3 million for 2013. As previously noted, the 10.5% increase was primarily due to an 8.2% increase in comparable sales and a 2.6% increase in equivalent units.

North America franchise sales increased 7.1% to $2.04 billion, from $1.91 billion in 2013, as domestic franchise comparable sales increased 6.2% and equivalent units increased 1.2%. North America franchise sales are not included in our consolidated statements of income; however, our North America franchise royalty revenue is derived from these sales. North America franchise royalties were $89.4 million for 2014, representing an increase of 9.5% from 2013. As previously noted, this increase is due to the franchise comparable sales increase and a reduction in performance-based royalty incentives.

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

The comparable sales base and average weekly sales for 2014 and 2013 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Year Ended		Year Ended
	December 28, 2014		December 29, 2013
	Domestic Company- owned	North America Franchised	Domestic Company- owned	North America Franchised

Total domestic units (end of period)	686	2,654	665	2,621
Equivalent units	666	2,521	649	2,492
Comparable sales base units	646	2,307	633	2,263
Comparable sales base percentage	97.0%	91.5%	97.5%	90.8%
Average weekly sales - comparable units	$20,451	$16,031	$18,995	$15,171
Average weekly sales - total non-comparable units*	$14,389	$10,588	$12,167	$10,092
Average weekly sales - all units	$20,271	$15,570	$18,832	$14,704

*Includes 150 traditional units in 2014 and 185 in 2013 and 213 non-traditional units in 2014 and 184 in 2013.

North America franchise and development fees were approximately $700,000 in 2014, a decrease of approximately $500,000 from 2013 primarily due to lower franchise renewal fees.

Domestic commissary sales increased 8.7% to $629.5 million in 2014, from $578.9 million in the prior year. As previously discussed, the increase was primarily due to increases in the prices of certain commodities (primarily cheese and meats), higher sales volumes and higher overall margins. Our commissaries charge a fixed dollar mark-up on the cost of cheese. Cheese prices are based upon the block price, which increased to an average of $2.12 per pound in 2014 from $1.76 per pound in 2013.

Other sales increased $20.9 million to $74.2 million in 2014 primarily due to FOCUS equipment sales to franchisees. See the FOCUS System section above for additional information.

International royalties and franchise and development fees increased approximately $3.8 million primarily due to a 17.5% increase in franchised units and a comparable sales increase of 7.8%, calculated on a constant dollar basis. International franchise restaurant sales were $553.0 million in 2014, compared to $460.0 million in 2013. International franchise restaurant sales are not included in our consolidated statements of income; however, our international royalty revenue is derived from these sales.

International restaurant and commissary sales increased $10.1 million, or 15.1%, primarily due to an increase in commissary revenues from increases in units and higher comparable sales, including the United Kingdom. As previously noted, the 2013 year includes an additional month of revenues at our China Company-owned operations in the amount of $2.1 million.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 18.5% in both 2014 and 2013 with the following differences by income statement category:

•                  Cost of sales was 0.4% higher as a percentage of revenues in 2014 primarily due to higher commodity costs, primarily cheese and meats, somewhat offset by a higher ticket average.

•                  Salaries and benefits were 0.4% lower as a percentage of sales in 2014, primarily due to the benefit of higher sales.

•                  Advertising and related costs as a percentage of revenues were 0.3% lower as a percentage of sales in 2014, primarily due to the benefit of higher sales.

•                  Occupancy costs and other restaurant operating costs, on a combined basis, were 0.3% higher as a percentage of revenues in 2014 primarily due to higher restaurant driver insurance claims costs of approximately $3.5 million.

Domestic commissary operating margin was 7.1% and 7.7% in 2014 and 2013, respectively, with the following differences by income statement category:

•                  Cost of sales was 0.8% higher as a percentage of revenues in 2014 primarily due to higher cheese costs, which have a fixed-dollar markup. As cheese prices are higher, food cost as a percentage of sales is higher.

•                  Salaries and benefits and other commissary operating expenses were 0.2% lower as a percentage of sales due to the benefit of higher sales. The costs were $6.3 million higher in 2014 primarily due to higher sales volumes, higher workers’ compensation and automobile insurance claims costs of $2.6 million and higher costs associated with various ongoing commissary initiatives.

Other operating expenses as a percentage of other sales were 95.8% in 2014, compared to 90.0% in 2013. The higher operating expenses were primarily due to the low margin associated with sales of FOCUS systems to franchisees, higher infrastructure costs to support our online operations and the impact of an increased number of reduced cost direct mail campaigns offered to our domestic franchised restaurants by Preferred.

International restaurant and commissary expenses were 83.0% in 2014 compared to 84.9% in 2013, as a percentage of total restaurant and commissary sales. The decrease of 1.9% is primarily due to lower operating expenses for the United Kingdom primarily due to the benefit of higher sales.

General and administrative (“G&A”) expenses were $140.6 million, or 8.8% of revenues for 2014, as compared to $134.2 million, or 9.3% of revenues for 2013. The decrease as a percentage of sales was primarily the result of leverage from higher sales. The increase of $6.3 million was primarily due to the following:

•                  Unallocated corporate G&A expenses increased primarily due to higher legal and management   incentive compensation costs, partially offset by lower travel costs.

•                  Domestic Company-owned restaurant supervisor expenses increased, including higher bonuses from higher profits.

•                  International G&A costs were higher due to increased infrastructure, marketing and other support costs.

Other general expenses reflected net expense of $8.2 million in 2014, as compared to $6.7 million in 2013 as detailed below (in thousands):

			Increase
	2014	2013	(Decrease)

Franchise and development incentives (a)	$5,143	$4,645	$498
Disposition and impairment losses (b)	1,870	804	1,066
Provision for uncollectible accounts and notes receivable	1,113	604	509
Pre-opening restaurant costs	122	458	(336)
Perfect Pizza lease obligation (c)	95	305	(210)
Supplier marketing payment (d)	(1,000)	(1,000)	—
Other expense	880	857	23
Total other general expenses	$8,223	$6,673	$1,550

(a)         Incentives provided to franchisees for opening restaurants.

(b)         Includes higher disposition related costs of approximately $700,000 for China Company-owned restaurant closures and divestitures.

(c)          The Perfect Pizza lease obligation relates to rents, taxes, insurance and other costs associated with the former Perfect Pizza operations in the United Kingdom.

(d)         See “Items Impacting Comparability; Non-GAAP Measures” above for further information about the Incentive Contribution.

Depreciation and amortization was $40.0 million, or 2.5% of revenues for 2014, as compared to $35.1 million, or 2.4% of revenues for 2013. The increase of $4.9 million is primarily due to incremental depreciation related to both our New Jersey commissary dough production capital expenditures and our FOCUS capitalized software costs and equipment costs at Company-owned restaurants.

Net interest. Net interest expense consisted of the following (in thousands):

	Year Ended
	Dec. 28,	Dec. 29,	(Increase)
	2014	2013	Decrease

Interest expense - line of credit (a)	$(4,073)	$(2,131)	$(1,942)
Investment income	702	589	113
Change in redemption value of mandatorily redeemable noncontrolling interest in a joint venture (b)	(4)	1,148	(1,152)
Net interest (expense) income	$(3,375)	$(394)	$(2,981)

(a)         The increase in interest expense was due to a higher average outstanding debt balance and a higher effective interest rate.

(b)         See “Notes 2 and 6” of “Notes to Consolidated Financial Statements” for additional information.

Income Tax Expense.  Our effective income tax rate was 32.0% in 2014 compared to 31.2% in 2013. The higher tax rate in 2014 was primarily due to the prior year including favorable state tax settlements. See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.

2013 Compared to 2012

Discussion of Revenues.  Consolidated revenues increased $96.4 million, or 7.2%, to $1.44 billion in 2013, compared to $1.34 billion in 2012.  Revenues are summarized in the following table on a reporting segment basis. Alongside the GAAP financial statement data, we have included certain additional “non-GAAP” financial measures that the Company believes are important for purposes of comparing to prior year results and analyzing each segment’s revenue trends. See “Items Impacting Comparability; Non-GAAP Measures” above for further information about our use of non-GAAP financial measures. Excluding the impact of the 53rd week of operations in 2012, which approximated $21.5 million, revenues increased 8.9%.

	Year Ended				Adjusted	Adjusted
	Dec. 29,	Dec. 30,		53rd	Increase	Increase
(In thousands)	2013	2012	Increase	Week	$	%
	52 weeks	53 weeks
North America Revenues:
Domestic Company-owned restaurant sales	$635,317	$592,203	$43,114	$10,600	$53,714	9.2%
Franchise royalties	81,692	79,567	2,125	1,400	3,525	4.5%
Franchise and development fees	1,181	806	375	—	375	46.5%
Domestic commissary sales	578,870	545,924	32,946	8,500	41,446	7.7%
Other sales	53,322	51,223	2,099	200	2,299	4.5%

International Revenues:
Royalties and franchise and development fees	21,979	19,881	2,098	150	2,248	11.4%
Restaurant and commissary sales	66,661	53,049	13,612	650	14,262	27.2%
Total Revenues	$1,439,022	$1,342,653	$96,369	$21,500	$117,869	8.9%

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

•                  International restaurant and commissary sales increased $13.6 million, or 25.7%. Excluding the $650,000 impact of the 53rd week in 2012, sales increased $14.3 million, or 27.2%. The increase was primarily due to an increase in China Company-owned restaurant sales due to an increase in units. In addition, we no longer consolidated China one month in arrears, which put China on the same reporting cycle as our Domestic operations. The inclusion of the additional month of operations in fiscal 2013 resulted in $2.1 million of incremental revenues.

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

	Year Ended				Incentive	Adjusted
	Dec. 29,	Dec. 30,	Increase/	53rd	Contribution	Increase/
(In thousands)	2013	2012	(Decrease)	Week (a)	(b)	(Decrease) (c)
	52 weeks	53 weeks

Domestic Company-owned restaurants	$34,590	$38,114	$(3,524)	$1,609	$1,029	$(886)
Domestic commissaries	37,804	34,317	3,487	1,200	—	4,687
North America franchising	70,201	69,332	869	1,414	—	2,283
International	2,803	3,063	(260)	414	—	154
All others	3,490	2,889	601	215	—	816
Unallocated corporate expenses	(41,025)	(48,958)	7,933	(707)	(5,000)	2,226
Elimination of intersegment profits	(1,754)	(362)	(1,392)	—	—	(1,392)
Total income before income taxes	$106,109	$98,395	$7,714	$4,145	$(3,971)	$7,888

(a)         The 53rd week of operations increased income before income taxes by approximately $4.1 million in 2012. The “Adjusted Increase/ (Decrease)” column eliminates the impact of the 53rd week so that the 52 weeks of 2013 can be compared to an equivalent 52 weeks in 2012.

(b)         Includes the $5.0 million of expense related to the 2012 Incentive Contribution to PJMF and the related benefit of a $1.0 million advertising credit from PJMF that was received by the Domestic Company-owned restaurants. The annual amortization of the $5.0 million ($1.0 million per year) is the same in both years presented. The “Adjusted Increase/ (Decrease)” column eliminates the impact of the Incentive Contribution for comparability.

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

•                  Domestic Commissaries Segment. Domestic commissaries’ income before income taxes increased $3.5 million. Excluding the impact of the 53rd week in 2012 of approximately $1.2 million, income increased $4.7 million. The increase was primarily due to higher commissary product volumes, resulting from increased restaurant sales volumes from the previously noted increase in net units and comparable sales, and higher margins. The incremental profits from higher sales were somewhat offset by higher costs of approximately $1.4 million related to bringing distribution in house at certain of our commissaries from a third party provider.  In addition, we had one-time dough production start up costs at our New Jersey commissary of approximately $700,000 in 2013.

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

•                  International Segment. The international segment reported income before income taxes of approximately $2.8 million in 2013 compared to $3.1 million in 2012, a decrease of approximately $300,000. Excluding the 2012 impact of the 53rd week of approximately $400,000, income increased approximately $150,000. This increase was primarily due to the increase in units and comparable sales of 7.5%, which provided higher royalties. Additionally, United Kingdom results improved by approximately $1.0 million due to increased units and higher comparable sales. These increases were substantially offset by higher operating losses in our Company-owned China market of approximately $2.1 million, including $215,000 of incremental losses associated with the additional month of operations in the fourth quarter of 2013, as previously discussed. The losses in the China market include a reduction in operating results at our Company-owned restaurants, primarily associated with new restaurants, as well as write off costs associated with closing one location and the disposition of certain other assets. Additionally, 2013 reflects higher infrastructure and support costs to expand in this underpenetrated market. Based on prior experience in other underpenetrated markets, some operating losses can occur as the business is being established.

•                  All Others Segment. The “All others” segment income increased approximately $600,000. Excluding the impact of the 53rd week in 2012 of approximately $200,000, income increased approximately $800,000. The increase was primarily due to an improvement in our online and mobile ordering (“eCommerce”) business due to higher online volumes. This increase was somewhat offset by reduced operating results at Preferred, due to reduced cost direct mail campaigns offered to our domestic franchised restaurants.

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

(a)         The decrease in unallocated general and administrative costs was primarily due to 2012 including higher legal and professional fees of approximately $3.2 million, primarily associated with the Agne litigation reserves (see “Note 17” of “Notes to Consolidated Financial Statements” for additional information). In addition, management incentives, net of salary increases, were lower in 2013 by approximately $1.5 million. This was offset by various other general and administrative cost increases including higher travel, operators’ conference and information technology costs.

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

North America franchise sales increased 3.0% to $1.91 billion, from $1.85 billion in 2012, as domestic franchise comparable sales increased 3.1% and equivalent units increased 3.2%, somewhat offset by the impact of the 53rd week in 2012. North America franchise sales are not included in our consolidated statements of income; however, our North America franchise royalty revenue is derived from these sales. North America franchise royalties were $81.7 million for 2013, representing an increase of 2.7% from the comparable period. As previously noted, this increase is due to the franchise comparable sales increase and an increase in units. Excluding the impact of the 53rd week in 2012 of $1.4 million, royalties increased 4.5%.

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

•                  Occupancy costs and other restaurant operating expenses as a percentage of sales were relatively consistent (20.3% in 2013 and 20.4% in 2012).

Domestic commissary operating margin was 7.7% in both 2013 and 2012, with the following differences by income statement line:

•                  Cost of sales was 0.6% lower as a percentage of revenues in 2013 primarily due to pricing changes.

•                  Salaries and benefits and other commissary operating expenses were 0.6% higher as a percentage of revenues in 2013. This was primarily attributable to higher distribution and other operating costs related to bringing distribution in house for certain of our commissaries from a third party provider and the start up dough production costs at our New Jersey commissary, as previously discussed.

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

Depreciation and amortization was $35.1 million, or 2.4% of revenues for 2013, as compared to $32.8 million, or 2.4% of revenues, for 2012.  The increase of $2.3 million is primarily due to higher depreciation for our domestic commissaries, primarily attributable to incremental depreciation related to the New Jersey dough production capital expenditures, and higher international depreciation costs primarily associated with the additional number of China Company-owned restaurants.

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

(b)                     See “Notes 2 and 6” of “Notes to Consolidated Financial Statements” for additional information.

Income Tax Expense.  Our effective income tax rate was 31.2% in 2013 compared to 32.9% in 2012. The lower tax rate in 2013 includes both higher levels of tax credits, including Work Opportunity Tax Credit and state and federal research and experimentation credits, as well as favorable nonrecurring settlements of specific state tax matters. We recognized a decrease of $909,000 in our 2013 income tax expense associated with the finalization of certain income tax matters while we recognized additional income tax expense in 2012 of approximately $305,000. See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.

Liquidity and Capital Resources

Our debt is comprised entirely of an unsecured revolving credit facility with outstanding balances of $230.5 million as of December 28, 2014 and $157.9 million as of December 29, 2013. The increase in the outstanding balance was primarily due to borrowings to fund increased share repurchases and to pay dividends.

On October 31, 2014, we amended our unsecured revolving line of credit facility (“Amended Line”) to increase the amount available from $300 million to $400 million and extend the maturity date from April 30, 2018 to October 31, 2019. Additionally, we have the option to increase the Amended Line an additional $100 million. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points.  The commitment fee on the unused balance ranges from 15 to 25 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Amended Line. The remaining availability under the Amended Line, reduced for outstanding letters of credit approximates $148.2 million.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our revolving credit facility. On July 30, 2013, we terminated our $50 million interest rate swap agreement, which had a fixed rate of 0.56%. Upon termination of the $50 million swap, we entered into a $75 million swap with an interest rate of 1.42% and a maturity date of April 30, 2018. In May 2014, we entered into a $50 million forward interest rate swap with an interest rate of 1.36%, an effective date of December 30, 2014 and a maturity date of April 30, 2018. See “Note 9” of “Notes to Consolidated Financial Statements” for additional information.

Our credit facility contains affirmative and negative covenants, including the following financial covenants, as defined by the credit facility:

	Permitted Ratio	Actual Ratio for the Year Ended December 28, 2014

Leverage Ratio	Not to exceed 3.0 to 1.0	1.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	5.0 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of December 28, 2014.

Cash flow provided by operating activities was $122.6 million for 2014 as compared to $101.4 million in 2013. The increase of approximately $21.3 million was primarily due to higher net income and favorable changes in working capital and other operating activities including higher depreciation and amortization expense. Cash flow provided by operating activities decreased to $101.4 million in 2013 from $104.4 million in 2012, primarily due to working capital needs offset somewhat by higher net income.

The Company’s free cash flow for the last three years was as follows (in thousands):

	Year Ended
	Dec. 28,	Dec. 29,	Dec. 30,
	2014	2013	2012

Net cash provided by operating activities	$122,632	$101,360	$104,379
Purchase of property and equipment (a)	(48,655)	(50,750)	(42,628)
Free cash flow (b)	$73,977	$50,610	$61,751

(a)         We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary facilities and equipment and the enhancement of corporate systems and facilities, including technological enhancements. The purchases for 2014 include FOCUS equipment costs for domestic Company-owned restaurants and technology investments, including FOCUS software development costs. The purchases for 2013 include expenditures on equipment for New Jersey commissary dough production, technology investments, including FOCUS software development costs, and China new restaurant builds. Purchases of property and equipment are summarized by operating segment in “Note 20” of “Notes to Consolidated Financial Statements.”

(b)         We define free cash flow as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. See “Items Impacting Comparability; Non-GAAP Measures” for more information about this non-GAAP measure, its limitations and why we present free cash flow alongside the most directly comparable GAAP measure.

We require capital for share repurchases and the payment of cash dividends. The following is a summary of our common share repurchases, as adjusted for the stock split, for the last three years (in thousands, except average price per share):

Fiscal Year	Number of Shares Repurchased	Total Cash Paid	Average Price Per Share
2012	4,552	$106,095	$23.31
2013	3,538	$118,569	$33.51
2014	2,562	$117,400	$45.82

Subsequent to December 28, 2014, we acquired an additional 224,000 shares at an aggregate cost of $13.6 million. Approximately $115.9 million remained available through December 31, 2015 under the Company’s share repurchase program as of February 17, 2015.

In 2014 and 2013, we paid cash dividends of $21.7 million and $10.8 million, respectively (first dividend payment in September 2013). Additionally, on January 28, 2015, our Board of Directors declared a first quarter 2015 cash dividend of $0.14 per share, or approximately $5.6 million. The dividend was paid on February 20, 2015 to shareholders of record as of the close of business on February 9, 2015. The declaration and payment of any future dividends will be at the discretion of the Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by the Board of Directors.

Contractual obligations and payments as of December 28, 2014 due by year are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Contractual Obligations:

Revolving credit facility (1)	$—	$—	$230,451	$—	$230,451
Interest payments (2)	4,803	9,606	6,505	—	20,914
Total debt	4,803	9,606	236,956	—	251,365
Operating leases (3)	40,062	65,951	41,007	38,255	185,275
Total contractual obligations	$44,865	$75,557	$277,963	$38,255	$436,640

(1)         We utilize interest rate swaps to hedge against $125 million of our variable rate debt. The value of our interest rate swaps was $376,000 at December 28, 2014 and was recorded in other current and other long-term liabilities in the consolidated balance sheet.

(2)         Represents estimated interest payments on our revolving line of credit balance outstanding as of December 28, 2014. The interest payments assume the outstanding balance on our $400 million unsecured revolving credit facility will remain at $230.5 million until the maturity date of October 31, 2019. Interest payments are calculated based on LIBOR plus the applicable margin in effect at December 28, 2014, and considers the interest rate swap agreements in effect until April 30, 2018 (interest rates of 1.36% and 1.42%). The actual interest rates on our variable rate debt and the amount of our indebtedness could vary from those used to compute the above interest payments. See “Note 9” of “Notes to Consolidated Financial Statements” for additional information concerning our debt and credit arrangements.

(3)         See “Note 17” of “Notes to Consolidated Financial Statements” for additional information.

The above table does not include the following:

•                  Unrecognized tax benefits of $2.8 million since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority.

•                  Redeemable noncontrolling interests of $8.6 million as we are not able to predict the timing of the redemptions.

Off-Balance Sheet Arrangements

The off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition are operating leases of Company-owned restaurant sites, QC Centers, office space and transportation equipment.

We guarantee leases for certain Papa John’s domestic franchisees, who purchased restaurants that were previously Company-owned, as well as approximately 25 leases in the United Kingdom in connection with the 2006 sale of our former Perfect Pizza operations. We are contingently liable on these leases. These leases have varying terms, the latest of which expires in 2018. As of December 28, 2014, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $1.1 million.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$21,312	$—	$—	$—	$21,312

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

•                  changes in consumer preferences or consumer buying habits, including the impact of adverse general economic conditions;

•                  the impact that product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns, including potential epidemics, could have system-wide on our restaurants or our results;

•                  failure to maintain our brand strength and quality reputation;

•                  the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably;

•                  increases in or sustained high costs of food ingredients or other restaurant costs. This could include increased employee compensation, benefits, insurance, tax rates, regulatory compliance and similar costs; including increased costs resulting from federal health care legislation;

•                  disruption of our supply chain or commissary operations which could be caused by our sole source of supply of cheese or limited source of suppliers for other key ingredients or more generally due to weather, drought, disease, geopolitical or other disruptions beyond our control;

•                  increased risks associated with our international operations, including economic and political conditions, instability in our international markets, fluctuations in currency exchange rates, and difficulty in meeting planned sales targets and new store growth. This could include our expansion into emerging or underpenetrated markets, such as China, where we have a Company-owned presence. Based on prior experience in underpenetrated markets, operating losses are likely to occur as the market is being established;

•                  the impact of changes in interest rates on the Company or our franchisees;

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of an unsecured revolving credit facility with outstanding balances of $230.5 million as of December 28, 2014 and $157.9 million as of December 29, 2013. On October 31, 2014, we amended our unsecured revolving credit facility (“Amended Line”) to increase the amount available from $300 million to $400 million and extend the maturity date from April 30, 2018 to October 31, 2019. Additionally, we have the option to increase the Amended Line an additional $100 million. The interest rate charged on the outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

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

On July 30, 2013, we terminated our $50 million interest rate swap agreement, which had a fixed rate of 0.56%. Upon termination of the $50 million swap, we entered into a $75 million swap with an interest rate of 1.42% and a maturity date of April 30, 2018. In May 2014, we entered into a $50 million forward interest rate swap with an interest rate of 1.36%, an effective date of December 30, 2014 and a maturity date of April 30, 2018.

The effective interest rate on the revolving line of credit, including the impact of the interest rate swap agreements, was 2.1% as of December 28, 2014. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of December 28, 2014, including the impact of the interest rate swaps, would increase interest expense by $1.1 million.

Foreign Currency Exchange Rate Risk

We do not enter into financial instruments to manage foreign currency exchange rates since only 6.4% of our total revenues are derived from sales to customers and royalties outside the United States.

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

The following table presents the actual average block price for cheese by quarter in 2014, 2013 and 2012. Also presented is the projected 2015 average block price by quarter (based on the February 17, 2015 Chicago Mercantile Exchange cheese futures prices for 2015):

	2015	2014	2013	2012
	Projected	Block	Block	Block
	Market	Price	Price	Price

Quarter 1	$1.564	$2.212	$1.662	$1.522
Quarter 2	1.650	2.131	1.784	1.539
Quarter 3	1.786	2.141	1.740	1.750
Quarter 4	1.778	1.991	1.849	1.939
Full Year	$1.695	$2.119	$1.759	$1.692

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and Subsidiaries at December 28, 2014 and December 29, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 24, 2015

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended
	December 28,	December 29,	December 30,
(In thousands, except per share amounts)	2014	2013	2012
North America revenues:
Domestic Company-owned restaurant sales	$701,854	$635,317	$592,203
Franchise royalties	89,443	81,692	79,567
Franchise and development fees	726	1,181	806
Domestic commissary sales	629,492	578,870	545,924
Other sales	74,179	53,322	51,223
International revenues:
Royalties and franchise and development fees	25,730	21,979	19,881
Restaurant and commissary sales	76,725	66,661	53,049
Total revenues	1,598,149	1,439,022	1,342,653
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	175,733	156,237	137,378
Salaries and benefits	188,234	173,316	163,260
Advertising and related costs	63,463	59,172	54,583
Occupancy costs and other restaurant operating expenses	144,628	128,826	120,581
Total domestic Company-owned restaurant expenses	572,058	517,551	475,802
Domestic commissary expenses:
Cost of sales	492,940	448,693	426,531
Salaries and benefits and other commissary operating expenses	91,981	85,649	77,503
Total domestic commissary expenses	584,921	534,342	504,034
Other operating expenses	71,068	48,011	45,455
International restaurant and commissary expenses	63,718	56,609	44,853
General and administrative expenses	140,566	134,228	131,591
Other general expenses	8,223	6,673	8,313
Depreciation and amortization	39,965	35,105	32,798
Total costs and expenses	1,480,519	1,332,519	1,242,846
Operating income	117,630	106,503	99,807
Investment income	702	589	750
Interest expense	(4,077)	(983)	(2,162)
Income before income taxes	114,255	106,109	98,395
Income tax expense	36,558	33,130	32,393
Net income before attribution to noncontrolling interests	77,697	72,979	66,002
Income attributable to noncontrolling interests	(4,382)	(3,442)	(4,342)
Net income attributable to the Company	$73,315	$69,537	$61,660

Calculation of income for earnings per share:
Net income attributable to the Company	$73,315	$69,537	$61,660
Increase in noncontrolling interest redemption value	(44)	(510)	—
Net income attributable to participating securities	(402)	(530)	—
Net income attributable to common shareholders	$72,869	$68,497	$61,660

Basic earnings per common share	$1.78	$1.58	$1.31
Diluted earnings per common share	$1.75	$1.55	$1.29

Basic weighted average common shares outstanding	40,960	43,387	46,916
Diluted weighted average common shares outstanding	41,718	44,243	47,810

Dividends declared per common share	$0.53	$0.25	$—

Supplemental data (see Note 16):
Revenues - affiliates	$3,546	$3,259	$29,310

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended
	December 28,	December 29,	December 30,
(In thousands)	2014	2013	2012

Net income before attribution to noncontrolling interests	$77,697	$72,979	$66,002
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(2,584)	1,065	1,128
Interest rate swaps (1)	(261)	(51)	(114)
Defined benefit pension plan	—	—	45
Other comprehensive income (loss), before tax	(2,845)	1,014	1,059
Income tax effect:
Foreign currency translation adjustments	956	(394)	(1,110)
Interest rate swaps (2)	97	19	42
Defined benefit pension plan	—	—	(16)
Income tax effect	1,053	(375)	(1,084)
Other comprehensive income (loss), net of tax	(1,792)	639	(25)
Comprehensive income before attribution to noncontrolling interests	75,905	73,618	65,977
Comprehensive income, redeemable noncontrolling interests	(3,687)	(3,466)	(4,342)
Comprehensive income, nonredeemable noncontrolling interests	(695)	24	—
Comprehensive income attributable to the Company	$71,523	$70,176	$61,635

(1)         Amounts reclassified out of accumulated other comprehensive income (“AOCI”) into interest expense included $996, $501 and $150 for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

(2)         The income tax effects of amounts reclassified out of AOCI into interest expense were $369, $185 and $55 for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

	Years Ended
	December 28,	December 29,
(In thousands, except per share amounts)	2014	2013

Assets
Current assets:
Cash and cash equivalents	$20,122	$13,670
Accounts receivable (less allowance for doubtful accounts of $3,814 in 2014 and $4,318 in 2013)	55,933	52,919
Accounts receivable - affiliates (no allowance for doubtful accounts in 2014 and 2013)	114	284
Notes receivable (no allowance for doubtful accounts in 2014 and 2013)	6,106	3,566
Income taxes receivable	9,527	—
Inventories	27,394	23,035
Deferred income taxes	8,248	8,004
Prepaid expenses	18,736	14,336
Other current assets	9,828	9,226
Total current assets	156,008	125,040
Net property and equipment	219,457	212,097
Notes receivable, less current portion (less allowance for doubtful accounts of $3,132 in 2014 and $3,387 in 2013)	12,801	13,239
Goodwill	82,007	79,391
Deferred income taxes	3,914	—
Other assets	38,616	34,524
Total assets	$512,803	$464,291

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,832	$35,653
Income and other taxes payable	9,637	4,401
Accrued expenses and other current liabilities	58,293	57,807
Total current liabilities	106,762	97,861
Deferred revenue	4,257	5,827
Long-term debt	230,451	157,900
Deferred income taxes	22,188	14,660
Other long-term liabilities	41,875	42,835
Total liabilities	405,533	319,083

Redeemable noncontrolling interests	8,555	7,024

Stockholders’ equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 43,331 in 2014 and 42,796 in 2013)	433	428
Additional paid-in capital	147,912	137,552
Accumulated other comprehensive income	671	2,463
Retained earnings	92,876	41,297
Treasury stock (3,549 shares in 2014 and 1,129 shares in 2013, at cost)	(155,659)	(44,066)
Total stockholders’ equity, net of noncontrolling interests	86,233	137,674
Noncontrolling interests in subsidiaries	12,482	510
Total stockholders’ equity	98,715	138,184
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$512,803	$464,291

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity
Balance at December 25, 2011	48,038	$734	$262,089	$1,849	$294,801	$(353,826)	$—	$205,647
Net income attributable to the Company (1)	—	—	—	—	61,660	—	—	61,660
Other comprehensive loss	—	—	—	(25)	—	—	—	(25)
Exercise of stock options	864	8	12,256	—	—	—	—	12,264
Tax effect of equity awards	—	—	933	—	—	—	—	933
Acquisition of Company common stock	(4,552)	—	—	—	—	(106,095)	—	(106,095)
Stock-based compensation expense	—	—	6,905	—	—	—	—	6,905
Issuance of restricted stock	132	—	(1,582)	—	—	1,582	—	—
Other	—	—	(67)	—	—	292	—	225
Balance at December 30, 2012	44,482	742	280,534	1,824	356,461	(458,047)	—	181,514
Net income attributable to the Company (1)	—	—	—	—	69,537	—	(24)	69,513
Other comprehensive income	—	—	—	639	—	—	—	639
Cash dividends paid	—	—	41	—	(10,751)	—	—	(10,710)
Exercise of stock options	570	6	6,859	—	—	—	—	6,865
Tax effect of equity awards	—	—	1,172	—	—	—	—	1,172
Acquisition of Company common stock	(3,536)	—	—	—	—	(118,569)	—	(118,569)
Retirement of Company common stock	—	(320)	(156,380)	—	(373,440)	530,140	—	—
Stock-based compensation expense	—	—	7,409	—	—	—	—	7,409
Issuance of restricted stock	138	—	(2,187)	—	—	2,187	—	—
Change in redemption value of noncontrolling interests	—	—	—	—	(510)	—	—	(510)
Reclassification from temporary equity to permanent equity	—	—	—	—	—	—	434	434
Contributions from noncontrolling interests	—	—	—	—	—	—	100	100
Other	13	—	104	—	—	223	—	327
Balance at December 29, 2013	41,667	428	137,552	2,463	41,297	(44,066)	510	138,184
Net income attributable to the Company (1)	—	—	—	—	73,315	—	695	74,010
Other comprehensive loss	—	—	—	(1,792)	—	—	—	(1,792)
Cash dividends paid	—	—	87	—	(21,692)	—	—	(21,605)
Exercise of stock options	535	5	5,832	—	—	—	—	5,837
Tax effect of equity awards	—	—	1,047	—	—	—	—	1,047
Acquisition of Company common stock	(2,562)	—	—	—	—	(117,400)	—	(117,400)
Stock-based compensation expense	—	—	8,712	—	—	—	—	8,712
Issuance of restricted stock	133	—	(5,443)	—	—	5,443	—	—
Change in redemption value of noncontrolling interests	—	—	—	—	(44)	—	—	(44)
Reclassification from temporary equity to permanent equity	—	—	—	—	—	—	11,391	11,391
Contributions from noncontrolling interests	—	—	—	—	—	—	1,086	1,086
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,200)	(1,200)
Other	9	—	125	—	—	364	—	489
Balance at December 28, 2014	39,782	$433	$147,912	$671	$92,876	$(155,659)	$12,482	$98,715

(1)         Net income to the Company at December 28, 2014, December 29, 2013 and December 30, 2012 excludes $4,382, $3,442 and $4,342, respectively, allocable to the noncontrolling interests for our joint venture arrangements.

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

At December 28, 2014, the accumulated other comprehensive income of $671 was comprised of unrealized foreign currency translation gains of $933, offset by a net unrealized loss on the interest rate swap agreements of $262.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 28,	December 29,	December 30,
(In thousands)	2014	2013	2012
Operating activities
Net income before attribution to noncontrolling interests	$77,697	$72,979	$66,002
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	1,795	1,921	1,674
Depreciation and amortization	39,965	35,105	32,798
Deferred income taxes	14,704	10,603	2,035
Stock-based compensation expense	8,712	7,409	6,905
Excess tax benefit on equity awards	(10,282)	(4,755)	(1,967)
Other	4,738	2,767	3,230
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,741)	(11,058)	(18,048)
Income taxes receivable	(9,527)	—	—
Inventories	(2,838)	(857)	(1,947)
Prepaid expenses	(4,394)	(1,553)	(2,572)
Other current assets	(387)	(1,458)	(1,667)
Other assets and liabilities	915	(3,728)	(3,952)
Accounts payable	3,171	3,029	(342)
Income and other taxes payable	5,233	(6,027)	6,460
Accrued expenses and other current liabilities	(665)	(2,536)	12,209
Deferred revenue	(464)	(481)	3,561
Net cash provided by operating activities	122,632	101,360	104,379
Investing activities
Purchases of property and equipment	(48,655)	(50,750)	(42,628)
Loans issued	(6,816)	(6,095)	(4,903)
Repayments of loans issued	4,254	7,068	3,642
Acquisitions, net of cash acquired	(4,773)	—	(6,175)
Proceeds from divestitures of restaurants	400	—	908
Other	556	339	36
Net cash used in investing activities	(55,034)	(49,438)	(49,120)
Financing activities
Net proceeds on line of credit facility	72,551	69,642	36,769
Cash dividends paid	(21,735)	(10,797)	—
Excess tax benefit on equity awards	10,282	4,755	1,967
Tax payments for equity award issuances	(9,235)	(3,584)	(855)
Proceeds from exercise of stock options	5,837	6,865	12,264
Acquisition of Company common stock	(117,400)	(118,569)	(106,095)
Contributions from noncontrolling interest holders	1,086	950	2,052
Distributions to noncontrolling interest holders	(2,800)	(3,650)	(4,256)
Other	491	(327)	225
Net cash used in financing activities	(60,923)	(54,715)	(57,929)
Effect of exchange rate changes on cash and cash equivalents	(223)	67	124
Change in cash and cash equivalents	6,452	(2,726)	(2,546)
Cash and cash equivalents at beginning of year	13,670	16,396	18,942
Cash and cash equivalents at end of year	$20,122	$13,670	$16,396

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” currently in all 50 states and in 36 international countries and territories. Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Variable Interest Entity

Papa John’s domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (PJMF), a nonstock corporation designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. PJMF is a variable interest entity (“VIE”) as it does not have sufficient equity to fund its operations without ongoing financial support and contributions from its members. Based on the ownership and governance structure and operating procedures of PJMF, we have determined that we do not have the power to direct the most significant activities of PJMF and are therefore not the primary beneficiary. Accordingly, we determined that consolidation is not appropriate.

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

The Company offers various incentive programs for franchisees including royalty incentives, new restaurant opening (i.e. development incentives) and other various support initiatives. Royalties, franchise and development fees and commissary sales are reduced to reflect any incentives earned or granted under these programs that are in the form of discounts. Direct mail advertising discounts are also periodically offered. Other sales are reduced to reflect these advertising discounts. Other development incentives for opening restaurants are offered in the form of the free use of Company equipment. This equipment is amortized over the term of the agreement, which is generally two to three years, and is recognized in other general expenses in our consolidated statements of income.

Domestic production and distribution revenues are comprised of food, promotional items and supplies sold to franchised restaurants located in the United States and are recognized as revenue upon shipment of the related products to the franchisees. Fees for information services, including software maintenance fees, help desk fees and online ordering fees are recognized as revenue as such services are provided and are included in other sales. Insurance commissions are recognized as revenue over the term of the policy period and are included in other sales.

International revenues are comprised of restaurant sales, royalties and fees received from international franchisees and the sale and distribution of food to international franchisees, and are recognized consistently with the policies applied for revenues generated in the United States.

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

2.  Significant Accounting Policies (continued)

Leases

Lease expense is recognized on a straight-line basis over the expected life of the lease term. A lease term often includes option periods, available at the inception of the lease.

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

Accounts Receivable

Substantially all accounts receivable are due from franchisees for purchases of food, paper products, restaurant equipment, printing and promotional items, risk management services, information systems and related services, and royalties. Credit is extended based on an evaluation of the franchisee’s financial condition and collateral is generally not required. A reserve for uncollectible accounts is established as deemed necessary based upon overall accounts receivable aging levels and a specific review of accounts for franchisees with known financial difficulties. Account balances are charged off against the allowance after recovery efforts have ceased.

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

2.  Significant Accounting Policies (continued)

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

Depreciation expense was $39.1 million in 2014, $34.5 million in 2013 and $32.1 million in 2012.

Deferred Costs

We defer certain information systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related information systems project. Total costs deferred were approximately $3.3 million in 2014, $3.3 million in 2013 and $2.7 million in 2012. The unamortized information systems development costs approximated $8.7 million and $7.5 million as of December 28, 2014 and December 29, 2013, respectively.

Intangible Assets — Goodwill

We evaluate goodwill annually in the fourth quarter or whenever we identify certain triggering events or circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such tests are completed separately with respect to the goodwill of each of our reporting units, which includes our domestic Company-owned restaurants, China and the United Kingdom (“PJUK”).  We may perform a qualitative assessment or move directly to the quantitative assessment for any reporting unit in any period if we believe that it is more efficient or if impairment indicators exist.  We elected to perform the two-step quantitative assessment for all reporting units in 2014.

Our domestic Company-owned restaurants fair value calculation considered both an income approach and a market approach and our China and United Kingdom fair value calculations considered an income approach. The income approach used projected net cash flows, with various growth assumptions, over a ten-year discrete period and a terminal value, which were discounted using appropriate rates. The selected discount rate considered the risk and nature of each reporting unit’s cash flow and the rates of return market participants would require to invest their capital in the reporting unit. In determining the fair value from a market approach, we considered earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples that a potential buyer would pay based on third-party transactions in similar markets.

The results of our quantitative assessments indicated the fair values significantly exceeded the carrying amounts. Subsequent to completing our annual quantitative goodwill impairment tests, no indications of impairment were identified.

Deferred Income Tax Accounts and Tax Reserves

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred.

2.  Significant Accounting Policies (continued)

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

Insurance Reserves

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels. Losses are accrued based upon undiscounted estimates of the aggregate retained liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims differ significantly from historical trends used to estimate the insurance reserves recorded by the Company. See Note 12 for additional information on our insurance reserves.

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

We recognized a loss of $261,000 ($164,000 after tax) in 2014, a loss of $51,000 ($32,000 after tax) in 2013 and a loss of $114,000 ($72,000 after tax) in 2012, in accumulated other comprehensive income for the net change in the fair value of our interest rate swaps. See Note 9 for additional information on our debt and credit arrangements.

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

Recent Accounting Pronouncements

Revenue from Contract with Customers

In May 2014, the Financial Accounting Standards Board issued “Revenue from Contracts with Customers” (Accounting Standards Update (“ASU”) 2014-09), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. This update requires companies to recognize revenue at amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. Such estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Companies can either apply a full retrospective adoption or a modified retrospective adoption.

We are required to adopt the new requirements in the first quarter of 2017. We are currently evaluating the method of adoption and its impact of the new requirements on our consolidated financial statements. We currently do not believe the impact will be significant.

3.              Stockholders’ Equity

Shares Authorized and Outstanding

The Company has authorized 5.0 million preferred shares and 100.0 million common shares. The Company’s outstanding common shares, net of repurchased Company stock, were 39.8 million shares at December 28, 2014 and 41.7 million shares at December 29, 2013. There were no preferred shares issued or outstanding at December 28, 2014 and December 29, 2013.

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

We repurchased 2.6 million and 3.5 million shares of our common stock for $117.4 million and $118.6 million in 2014 and 2013, respectively.

Subsequent to year end through February 17, 2015, the Company acquired an additional 224,000 shares at an aggregate cost of $13.6 million. As of February 17, 2015, $115.9 million was available for repurchase of common stock under this authorization.

Cash Dividend

The Company initiated quarterly cash dividends to its shareholders during 2013. The Company paid dividends of $21.7 million and $10.8 million in 2014 and 2013, respectively. Subsequent to fiscal 2014, on January 28, 2015, our Board of Directors declared a first quarter 2015 cash dividend of $0.14 per share, or approximately $5.6 million. The dividend was paid on February 20, 2015 to shareholders of record as of the close of business on February 9, 2015.

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

Basic earnings per common share are computed by dividing net income attributable to common shareholders by the weighted-average common shares outstanding. Diluted earnings per common share are computed by dividing the net income attributable to common shareholders by the diluted weighted average common shares outstanding. Diluted weighted average common shares outstanding consists of basic weighted average common shares outstanding plus weighted average awards outstanding under our equity compensation plans, which are dilutive securities.

The calculations of basic earnings per common share and diluted earnings per common share for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 are as follows (in thousands, except per share data):

	2014	2013	2012

Basic earnings per common share:
Net income attributable to the Company	$73,315	$69,537	$61,660
Increase in noncontrolling interest redemption value	(44)	(510)	—
Net income attributable to participating securities	(402)	(530)	—
Net income attributable to common shareholders	$72,869	$68,497	$61,660

Weighted average common shares outstanding	40,960	43,387	46,916
Basic earnings per common share	$1.78	$1.58	$1.31

Diluted earnings per common share:
Net income attributable to common shareholders	$72,869	$68,497	$61,660

Weighted average common shares outstanding	40,960	43,387	46,916
Dilutive effect of outstanding equity awards	758	856	894
Diluted weighted average common shares outstanding	41,718	44,243	47,810
Diluted earnings per common share	$1.75	$1.55	$1.29

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of diluted earnings per common share because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 226,000 in 2014 and 129,000 in 2013 (none in 2012).

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 28, 2014 and December 29, 2013 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

December 28, 2014
Financial assets:
Cash surrender value of life insurance policies (a)	$18,238	$18,238	$—	$—

Financial liabilities:
Interest rate swaps (b)	376	—	376	—

December 29, 2013
Financial assets:
Cash surrender value of life insurance policies (a)	$16,798	$16,798	$—	$—

Financial liabilities:
Interest rate swap (b)	76	—	76	—

(a)         Represents life insurance policies held in our non-qualified deferred compensation plan.

(b)         The fair value of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

There were no transfers among levels within the fair value hierarchy during fiscal 2014 or 2013.

6.  Noncontrolling Interests

Papa John’s has joint ventures in which there are noncontrolling interests, consisting of the following as of December 28, 2014, December 29, 2013 and December 30, 2012:

				Noncontrolling
	Number of	Restaurant	Papa John’s	Interest
	Restaurants	Locations	Ownership	Ownership

December 28, 2014
Star Papa, LP	84	Texas	51%	49%
Colonel’s Limited, LLC	56	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	35	Minnesota	70%	30%
PJ Denver, LLC	25	Colorado	60%	40%

December 29, 2013
Star Papa, LP	81	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	33	Minnesota	80%	20%
PJ Denver, LLC	25	Colorado	60%	40%

December 30, 2012
Star Papa, LP	78	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	30	Minnesota	80%	20%
PJ Denver, LLC	22	Colorado	60%	40%

The noncontrolling interest holder’s ownership in PJ Minnesota, LLC increased from 20% to 30% in 2014 upon exercise of an option to acquire an additional 10% interest in the joint venture from the Company.

The income before income taxes attributable to these joint ventures for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 were as follows (in thousands):

	2014	2013	2012

Papa John’s International, Inc.	$6,932	$5,121	$6,823
Noncontrolling interests	4,382	3,442	4,342
Total income before income taxes	$11,314	$8,563	$11,165

6.  Noncontrolling Interests (continued)

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

We have a third joint venture, PJ Minnesota, LLC, that had a redemption feature until a contract amendment removed the redemption feature in the fourth quarter of 2013. The noncontrolling interest was reclassified from temporary equity to “Stockholders’ equity” in the consolidated balance sheet at December 29, 2013, at carrying value.

The following summarizes changes in our redeemable noncontrolling interests in 2014 and 2013 (in thousands):

Balance at December 30, 2012	$6,380
Net income	1,718
Contributions from redeemable noncontrolling interest holders	850
Distributions to redeemable noncontrolling interest holders	(2,000)
Change in redemption value	510
Reclassification from temporary equity to permanent equity	(434)
Balance at December 29, 2013	7,024
Net income	2,487
Distributions to redeemable noncontrolling interest holders	(1,000)
Change in redemption value	44
Balance at December 28, 2014	$8,555

Our fourth joint venture, Colonel’s Limited, LLC, had a mandatory redemption feature through August 24, 2014. Accordingly, the Company recorded this noncontrolling interest as a liability at its redemption value in other long-term liabilities. The redemption value was adjusted at each reporting date and any change was recorded in interest expense. In the third quarter of 2014, the mandatory redemption clause was removed via a contract amendment to the operating agreement. Upon the removal of this redemption feature, the noncontrolling interest for Colonel’s Limited, LLC was reclassified from other long-term liabilities to stockholders’ equity at the recorded amount, which approximated fair value, with no impact to income before income taxes. At December 28, 2014, the noncontrolling interest was recorded in stockholders’ equity at a carrying value of $11.4 million and was recorded at a redemption value of $10.8 million in other long-term liabilities at December 29, 2013.

6.  Noncontrolling Interests (continued)

We recorded interest expense of $4,000 and $1.0 million in 2014 and 2012, respectively, and interest income of $1.1 million in 2013 for the change in redemption value of the Colonel’s Limited, LLC agreement. Changes in the carrying value following the removal of the redemption feature on August 24, 2014 are recorded in stockholders’ equity.

7.  Acquisitions

We acquired restaurants from our domestic franchisees in 2014 and 2012 (none in 2013), which are summarized as follows:

	2014	2012

Number of restaurants acquired	13	56
Location of restaurants acquired	Various	Denver and Minneapolis

Purchase price (in thousands):
Cash payment (a)	$4,773	$5,200
Cancellation of accounts and notes receivable	412	—
Total purchase price	$5,185	$5,200

Fair value allocation of purchase price (in thousands):
Property and equipment	$555	$1,602
Reacquired franchise right	844	245
Goodwill	3,661	3,830
Other, including cash	125	239
Total purchase price	$5,185	$5,916

(a)         2012 cash payments made were net of $700,000 received from the sale of six restaurants located in the Denver market to an existing franchisee.

The restaurant acquisitions described above were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial results. The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill for the Domestic Company-owned restaurants segment and is eligible for deduction over 15 years under U.S. tax regulations.

In July 2012, Papa John’s and a third party formed a limited liability company (PJ Minnesota, LLC) to operate the previously acquired Minneapolis restaurants. The Company’s equity (80% ownership at that time) in the operations was funded by the contribution of the acquired restaurants, while the third party’s equity (20% ownership at that time) was funded through a $275,000 loan issued by Papa John’s and a $25,000 cash contribution. There was no gain or loss on this transaction. We are required to fully consolidate the financial results of this limited liability company. See Note 6 for additional information.

7.  Acquisitions (continued)

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

8.  Goodwill

The following summarizes changes to the Company’s goodwill, by reporting segment (in thousands):

	Domestic Company- owned Restaurants	International (a)	All Others	Total

Balance as of December 30, 2012	$58,567	$19,955	$436	$78,958
Foreign currency adjustments	—	433	—	433
Balance as of December 29, 2013	58,567	20,388	436	79,391
Acquisitions (b)	3,661	—	—	3,661
Divestitures (c)	—	(47)	—	(47)
Foreign currency adjustments	—	(998)	—	(998)
Balance as of December 28, 2014	$62,228	$19,343	$436	$82,007

(a)         The international goodwill balances for all years presented are net of accumulated impairment of $2.3 million associated with our PJUK reporting unit, which was recorded in fiscal 2008.

(b)         Includes 13 restaurants located in three domestic markets.

(c)          Includes four restaurants located in the China market.

For fiscal year 2014, we performed a quantitative analysis on each reporting unit. For fiscal years 2012 and 2013, we performed qualitative analyses for our domestic Company-owned restaurants and our China reporting unit and quantitative analyses for our PJUK reporting unit. Upon completion of our goodwill impairment tests in 2012-2014, no impairment charges were recorded.

9.  Debt and Credit Arrangements

Our debt is comprised entirely of an unsecured revolving credit facility (“Credit Facility”). The outstanding balance was $230.5 million as of December 28, 2014 and $157.9 million as of December 29, 2013.

On April 30, 2013, we amended and restated our Credit Facility to increase the amount available for borrowing to $300 million from $175 million and extend the maturity date to April 30, 2018. On October 31, 2014, we amended our Credit Facility (“Amended Line”) to increase the amount available to $400 million and extend the maturity date to October 31, 2019. Additionally, we have the option to increase the Amended Line an additional $100 million. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The remaining availability under the Amended Line, reduced for outstanding letters of credit approximates $148.2 million.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At December 28, 2014, we were in compliance with these covenants.

We had the following interest rate swap agreements as of December 28, 2014:

Effective Dates	Floating Rate Debt	Fixed Rates

July 30, 2013 through April 30, 2018	$75 million	1.42%
December 30, 2014 through April 30, 2018	$50 million	1.36%

We previously had a $50 million swap that was terminated on July 30, 2013 with a fixed rate of 0.56%.

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swaps is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swaps are accounted for as adjustments to interest expense. As of December 28, 2014, the swaps are highly effective cash flow hedges with no ineffectiveness during the year ended December 28, 2014.

9.  Debt and Credit Arrangements (continued)

The following table provides information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value Dec. 28, 2014	Fair Value Dec. 29, 2013

Interest rate swaps	Other current and long-term liabilities	$376	$76

There were no derivatives that were not designated as hedging instruments.

The effect of derivative instruments on the accompanying consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps:

2014	$(164)	Interest expense	$(996)	Interest expense	$—
2013	$(32)	Interest expense	$(501)	Interest expense	$—
2012	$(72)	Interest expense	$(150)	Interest expense	$—

The weighted average interest rates for the credit facility, including the impact of the previously mentioned swap agreements, were 1.7%, 1.4% and 1.3% in fiscal 2014, 2013 and 2012, respectively. Interest paid, including payments made or received under the swaps, was $3.7 million in 2014, $2.0 million in 2013 and $967,000 in 2012. As of December 28, 2014, the portion of the $376,000 liability associated with the interest rate swap that would be reclassified into earnings during the next 12 months as interest expense approximates $113,000.

10.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	2014	2013
Land	$32,880	$33,000
Buildings and improvements	86,892	86,763
Leasehold improvements	110,323	106,487
Equipment and other	320,480	280,381
Construction in progress	6,466	20,155
Total property and equipment	557,041	526,786
Accumulated depreciation and amortization	(337,584)	(314,689)
Net property and equipment	$219,457	$212,097

11.  Notes Receivable

Selected franchisees have borrowed funds from the Company, principally for use in the acquisition, construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. Loans outstanding were approximately $18.9 million and $16.8 million on a consolidated basis as of December 28, 2014 and December 29, 2013, respectively, net of allowance for doubtful accounts.

Notes receivable bear interest at fixed or floating rates and are generally secured by the assets of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans approximate fair value. Interest income recorded on franchisee loans was approximately $658,000 in 2014, $527,000 in 2013 and $631,000 in 2012 and is reported in investment income in the accompanying consolidated statements of income.

Based on our review of certain borrowers’ economic performance and underlying collateral value, we established allowances of $3.1 million and $3.4 million as of December 28, 2014 and December 29, 2013, respectively, for potentially uncollectible notes receivable. The following summarizes changes in our notes receivable allowance for doubtful accounts (in thousands):

Balance as of December 30, 2012	$5,028
Recovered from costs and expenses	(495)
Deductions, including notes written off	(1,146)
Balance as of December 29, 2013	3,387
Recovered from costs and expenses	(502)
Additions, net of notes written off	247
Balance as of December 28, 2014	$3,132

12. Insurance Reserves

The following table summarizes changes in our insurance program reserves (in thousands):

Balance as of December 30, 2012	$22,303
Additions	23,187
Payments	(26,025)
Balance as of December 29, 2013	19,465
Additions	33,926
Payments	(27,980)
Balance as of December 28, 2014	$25,411

We are a party to standby letters of credit with off-balance sheet risk associated with our insurance programs. The total amount committed under letters of credit for these programs was $21.2 million at December 28, 2014.

13.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	2014	2013
Salaries, benefits and bonuses	$19,427	$20,166
Insurance reserves, current	11,149	7,907
Purchases	8,132	10,349
Deposits	4,120	1,370
Customer loyalty program	2,357	1,682
Consulting and professional fees	2,226	1,670
Rent	1,626	7,024
Marketing	1,543	1,353
Utilities	1,399	1,381
Other	6,314	4,905
Total	$58,293	$57,807

14.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	2014	2013

Deferred compensation plan	$17,599	$15,798
Insurance reserves	14,262	11,558
Accrued rent	5,387	—
Mandatorily redeemable noncontrolling interests	—	10,786
Other	4,627	4,693
Total	$41,875	$42,835

15.  Income Taxes

A summary of the provision for income taxes follows (in thousands):

	2014	2013	2012
Current:
Federal	$17,193	$19,731	$26,065
Foreign	2,368	1,974	1,669
State and local	2,293	822	2,624
Deferred (federal and state)	14,704	10,603	2,035
Total	$36,558	$33,130	$32,393

Significant deferred tax assets (liabilities) follow (in thousands):

	2014	2013

Accrued liabilities	$12,319	$10,584
Accrued bonuses	3,624	4,153
Other assets and liabilities	11,109	10,209
Equity awards	6,494	5,974
Other	3,730	3,992
Foreign net operating losses	6,322	7,233
Valuation allowance on foreign net operating losses and foreign deferred tax assets	(2,932)	(7,682)
Total deferred tax assets	40,666	34,463

Deferred expenses	(6,141)	(5,655)
Accelerated depreciation	(21,425)	(16,838)
Goodwill	(15,725)	(13,953)
Other	(7,401)	(4,673)
Total deferred tax liabilities	(50,692)	(41,119)
Net deferred (liability) asset	$(10,026)	$(6,656)

The Company had approximately $29.7 million and $34.0 million of foreign tax net operating loss carryovers as of December 28, 2014 and December 29, 2013, respectively. The Company had approximately $2.9 million and $7.7 million of a valuation allowance primarily related to these foreign net operating losses as of December 28, 2014 and December 29, 2013, respectively. The net change in the total valuation allowance was a decrease of $4.8 million in 2014. A substantial majority of our foreign tax net operating losses do not have an expiration date.

15.  Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 is as follows in both dollars and as a percentage of income before income taxes ($ in thousands):

	2014		2013		2012
	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate

Tax at U.S. federal statutory rate	$39,989	35.0%	$37,138	35.0%	$34,438	35.0%
State and local income taxes	1,896	1.7%	1,820	1.7%	1,936	2.0%
Foreign income taxes	2,368	2.1%	1,974	1.9%	1,669	1.7%
Settlement of certain tax issues	117	0.1%	(909)	(0.9)%	305	0.3%
Income of consolidated partnerships attributable to noncontrolling interests	(1,608)	(1.4)%	(1,263)	(1.2)%	(1,604)	(1.6)%
Non-qualified deferred compensation plan (income) loss	(171)	(0.2)%	(599)	(0.6)%	(355)	(0.4)%
Tax credits and other	(6,033)	(5.3)%	(5,031)	(4.7)%	(3,996)	(4.1)%
Total	$36,558	32.0%	$33,130	31.2%	$32,393	32.9%

Income taxes paid were $27.0 million in 2014, $29.3 million in 2013 and $25.3 million in 2012.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010. The Company is currently undergoing examinations by various tax authorities. The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $546,000 during the next 12 months.

The Company had $2.8 million of unrecognized tax benefits at December 28, 2014 of which, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2012	$3,430
Additions for tax positions of prior years	170
Reductions for lapse of statute of limitations	(241)
Settlements	(698)
Balance at December 29, 2013	2,661
Additions for tax positions of prior years	1,167
Reductions for lapse of statute of limitations	(1,015)
Balance at December 28, 2014	$2,813

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a part of income tax expense. The Company’s 2014 and 2013 income tax expense includes interest benefits of $35,000 and $140,000, respectively. The Company has accrued approximately $674,000 and $707,000 for the payment of interest and penalties as of December 28, 2014 and December 29, 2013, respectively.

16.  Related Party Transactions

Certain of our officers and directors own equity interests in entities that franchise restaurants. Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties and PJMF (in thousands):

	2014	2013	2012
Revenues from affiliates:
Commissary sales	$2,679	$2,426	$23,145
Other sales	482	482	2,394
Franchise royalties	385	351	3,771
Total	$3,546	$3,259	$29,310

Accounts receivable - affiliates	$114	$284	$1,062

Accounts payable - affiliates	$249	$—	$—

The revenues from affiliates were at rates and terms available to independent franchisees. Additionally, the table excludes transactions and balances in 2013 for a former non-management director.

We paid $770,000 in 2014, $1.1 million in 2013 and $1.1 million in 2012 for charter aircraft services provided by an entity owned by our Founder, Chairman, President and Chief Executive Officer.

On November 12, 2013, we repurchased $38.6 million of our common stock (1.0 million shares at the closing price of $38.61 per share) from our Founder, Chairman, President and Chief Executive Officer.

We had the following transactions with PJMF:

•                  PJMF reimbursed Papa John’s $634,000, $2.2 million and $3.0 million in 2014, 2013, and 2012, respectively, for certain costs associated with national pizza giveaways awarded to our online loyalty program customers.

•                  PJMF reimbursed Papa John’s $1.2 million, $782,000, and $917,000 in 2014, 2013, and 2012, respectively, for certain administrative services (i.e., marketing, accounting, and information services), graphic design services, services and expenses of our founder as brand spokesman, and for software maintenance fees.

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

17.  Litigation, Commitments and Contingencies (continued)

Agne v. Papa John’s International, Inc. et al. was a class action filed on May 28, 2010 in the United States District Court for the Western District of Washington seeking damages for violations of the Telephone Consumer Protection Act and Washington State telemarketing laws alleging, among other things that several Papa John’s franchisees retained a vendor to send unsolicited commercial text message offers primarily in Washington and Oregon. The court granted plaintiff’s motion for class certification in November 2012; we filed a petition for permission to appeal the court’s ruling on class certification to the United States Court of Appeals for the Ninth Circuit.

In February 2013, the parties tentatively agreed to the financial terms of a settlement of the litigation. The court preliminarily approved the terms in June 2013 and granted final approval of the settlement and fee award in October 2013, following the close of the claims period. The actual settlement cost was $2.9 million, and all settlement and fee payments were made in 2013.

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective action filed in August 2009 in the United States District Court, Eastern District of Missouri, alleging that delivery drivers were not reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act. Approximately 3,900 drivers out of a potential class size of 28,800 have opted into the action. In late December 2013, the District Court granted a motion for class certification in five additional states, which added approximately 15,000 plaintiffs to the case. The trial is scheduled for August 2015.

We intend to vigorously defend against all claims in this lawsuit. However, given the inherent uncertainties of litigation, the outcome of this case cannot be predicted and the amount of any potential loss cannot be reasonably estimated. A negative outcome in this case could have a material adverse effect on the Company.

Leases

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. PJUK, our subsidiary located in the United Kingdom, leases certain retail space, which is primarily subleased to our franchisees. We also lease the tractors and trailers used by our distribution subsidiary, PJFS, for an average period of seven years. Total lease expense was $34.7 million in 2014, $33.2 million in 2013 and $28.7 million in 2012, net of sublease payments received.

We subleased certain sites to our franchisees and other third parties in 2014, 2013 and 2012 and received payments of $6.7 million, $4.9 million and $3.8 million, respectively, which are netted against the corresponding expense.

17.  Litigation, Commitments and Contingencies (continued)

Future gross lease costs, future expected sublease payments and net lease costs as of December 28, 2014, are as follows (in thousands):

		Future
		Expected
	Gross Lease	Sublease	Net Lease
Year	Costs	Payments	Costs
2015	$40,062	$5,875	$34,187
2016	35,751	5,368	30,383
2017	30,200	5,054	25,146
2018	24,078	4,899	19,179
2019	16,929	4,673	12,256
Thereafter	38,255	26,328	11,927
Total	$185,275	$52,197	$133,078

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 20 domestic leases. These leases have varying terms, the latest of which expires in 2019. As of December 28, 2014, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $724,000. As the fair value of the guarantees is not considered significant, no liability has been recorded.

In connection with the 2006 sale of our former Perfect Pizza operations in the United Kingdom, we remain contingently liable for payment of 25 leases, which have varying terms with most expiring by the end of 2015. As the initial party to the lease agreements, we are liable to the extent the primary obligor does not satisfy its payment obligations. As of December 28, 2014, the estimated maximum amount of undiscounted rental payments we would be required to make in the event of non-payment under these leases is approximately $420,000.

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

18.  Equity Compensation

We award stock options, time-based restricted stock and performance-based restricted stock units from time to time under the Papa John’s International, Inc. 2011 Omnibus Incentive Plan and other such agreements as may arise.

There are approximately 7.5 million shares of common stock authorized for issuance and remaining available under the 2011 Omnibus Incentive Plan as of December 28, 2014, which includes 4.0 million shares transferred from the Papa John’s International, Inc. 2008 Omnibus Incentive Plan. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options outstanding as of December 28, 2014 generally expire five or ten years from the date of grant and vest over a three-year period.

18.  Equity Compensation (continued)

We recorded stock-based employee compensation expense of $8.7 million in 2014, $7.4 million in 2013 and $6.9 million in 2012. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.2 million in 2014, $2.7 million in 2013 and $2.4 million in 2012. At December 28, 2014, there was $7.0 million of unrecognized compensation cost related to nonvested option awards, time-based restricted stock and performance-based restricted stock units, of which the Company expects to recognize $4.3 million in 2015, $2.0 million in 2016 and $720,000 in 2017.

Stock Options

Options exercised included 759,000 shares in 2014, 697,000 shares in 2013 and 864,000 shares in 2012. The total intrinsic value of the options exercised during 2014, 2013 and 2012 was $25.3 million, $13.1 million and $7.5 million, respectively. Cash received upon the exercise of stock options was $5.8 million, $6.9 million and $12.3 million during 2014, 2013 and 2012, respectively, and the related tax benefits realized were approximately $9.4 million, $4.8 million and $2.6 million during the corresponding periods.

Information pertaining to option activity during 2014 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value
Outstanding at December 29, 2013	2,104	$17.39
Granted	293	49.68
Exercised	(759)	13.77
Cancelled	(74)	31.83
Outstanding at December 28, 2014	1,564	$24.52	5.41	$48,640
Exercisable at December 28, 2014	893	$16.55	3.11	$34,872

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2014, 2013 and 2012:

	2014	2013	2012

Assumptions (weighted average):
Risk-free interest rate	1.8%	1.1%	1.1%
Expected dividend yield	1.0%	0.1%	0.0%
Expected volatility	35.7%	37.5%	37.8%
Expected term (in years)	6.0	6.0	6.0

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

18.  Equity Compensation (continued)

Options granted generally vest in equal installments over three years and expire ten years after grant. The expected term for these options represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by Securities and Exchange Commission rules and regulations as there was insufficient historical detail to be used as an alternative basis to estimating the term.

The weighted average grant-date fair values of options granted during 2014, 2013 and 2012 was $16.48, $9.87 and $7.04, respectively. The Company granted 293,000, 498,000 and 508,000 options in 2014, 2013 and 2012, respectively.

Restricted Stock and Restricted Stock Units

In 2014, 2013 and 2012, we granted shares of restricted stock that were time-based and generally vest in equal installments over three years. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. We consider time-based restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights. We declared dividends totaling $128,000 ($0.53 per share) in 2014 and $86,000 ($0.25 per share) in 2013 to holders of time-based restricted stock.

Additionally, we granted shares of performance-based restricted stock units to executive management (17,000 in 2014, 3,000 in 2013, and 108,000 in 2012). The vesting of these awards (a three-year cliff vest) is dependent upon the Company’s achievement of a compounded annual growth rate of earnings per share and the achievement of certain sales and unit growth metrics. The performance measures for the 2012 and 2013 grants were achieved and the shares will vest in February 2015.

The fair value of both time-based restricted stock and performance-based restricted stock units is based on the market price of the Company’s shares on the grant date. Information pertaining to restricted stock activity during 2014, 2013 and 2012 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Total as of December 25, 2011	500	$14.10
Granted	266	18.59
Forfeited	(74)	15.46
Vested	(156)	13.89
Total as of December 30, 2012	536	16.31
Granted	160	27.09
Forfeited	(70)	18.56
Vested	(203)	15.51
Total as of December 29, 2013	423	20.39
Granted	106	49.31
Forfeited	(40)	27.79
Vested	(203)	18.05
Total as of December 28, 2014	286	$31.81

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

In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in other long-term assets ($18.2 million and $16.8 million at December 28, 2014 and December 29, 2013, respectively) and the associated liabilities ($17.6 million and $15.8 million at December 28, 2014 and December 29, 2013, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets.

At our discretion, we contributed a matching payment of 1.5%, up to a maximum of 6% deferred, in 2014, 2013 and 2012 of a participating employee’s earnings deferred into both the 401(k) Plan and the non-qualified deferred compensation plan. Such costs were $734,000 in 2014, $691,000 in 2013 and $630,000 in 2012.

PJUK, the Company’s United Kingdom subsidiary, provided a pension plan that was frozen in 1999. The Company recorded expense of $174,000, $60,000 and $154,000 associated with the pension plan for the fiscal years ended 2014, 2013, and 2012, respectively. The Company transferred the assets and liabilities for the ten participants in the pension plan to an outside insurance company in 2014. Substantially all of the $174,000 expensed in 2014 was related to the transfer.

20.  Segment Information

We have five reportable segments for all years presented: domestic Company-owned restaurants, domestic commissaries, North America franchising, international operations, and “all other” units. The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of our Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

20.  Segment Information (continued)

Generally, we evaluate performance and allocate resources based on profit or loss from operations before income taxes and intercompany eliminations. Certain administrative and capital costs are allocated to segments based upon predetermined rates or actual estimated resource usage. We account for intercompany sales or transfers as if the sales or transfers were to third parties and eliminate the activity in consolidation.

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

Our segment information is as follows:

(In thousands)	2014	2013	2012

Revenues from external customers:
Domestic Company-owned restaurants	$701,854	$635,317	$592,203
Domestic commissaries	629,492	578,870	545,924
North America franchising	90,169	82,873	80,373
International	102,455	88,640	72,930
All others	74,179	53,322	51,223
Total revenues from external customers	$1,598,149	$1,439,022	$1,342,653

Intersegment revenues:
Domestic commissaries	$220,406	$191,756	$171,212
North America franchising	2,400	2,222	2,267
International	320	280	229
All others	22,851	14,197	11,606
Total intersegment revenues	$245,977	$208,455	$185,314

Depreciation and amortization:
Domestic Company-owned restaurants	$13,829	$13,284	$13,242
Domestic commissaries	6,776	5,690	4,738
International	3,903	3,966	2,824
All others	6,156	5,320	4,801
Unallocated corporate expenses	9,301	6,845	7,193
Total depreciation and amortization	$39,965	$35,105	$32,798

Income (loss) before income taxes:
Domestic Company-owned restaurants	$40,969	$34,590	$38,114
Domestic commissaries	39,317	37,804	34,317
North America franchising	77,009	70,201	69,332
International	7,250	2,803	3,063
All others	(9)	3,490	2,889
Unallocated corporate expenses	(49,440)	(41,025)	(48,958)
Elimination of intersegment profits	(841)	(1,754)	(362)
Total income before income taxes	$114,255	$106,109	$98,395

20.  Segment Information (continued)

(In thousands)	2014	2013	2012

Property and equipment:
Domestic Company-owned restaurants	$208,488	$195,526	$184,322
Domestic commissaries	107,992	104,509	101,082
International	25,443	27,225	22,389
All others	46,013	41,064	37,221
Unallocated corporate assets	169,105	158,462	142,950
Accumulated depreciation and amortization	(337,584)	(314,689)	(291,303)
Net property and equipment	$219,457	$212,097	$196,661

Expenditures for property and equipment:
Domestic Company-owned restaurants	$23,475	$13,149	$9,319
Domestic commissaries	5,756	9,791	14,314
International	1,708	3,754	4,865
All others	5,906	4,689	3,342
Unallocated corporate	11,810	19,367	10,788
Total expenditures for property and equipment	$48,655	$50,750	$42,628

21.  Quarterly Data - Unaudited, in Thousands, except Per Share Data

Our quarterly select financial data is as follows:

	Quarter
2014	1st	2nd	3rd	4th

Total revenues	$401,377	$380,864	$390,399	$425,509
Operating income	32,002	26,999	25,186	33,443
Net income attributable to the Company	19,311	16,748	16,075	21,181
Basic earnings per common share	$0.46	$0.40	$0.39	$0.53
Diluted earnings per common share	$0.45	$0.40	$0.39	$0.52
Dividends declared per common share	$0.125	$0.125	$0.14	$0.14

	Quarter
2013	1st	2nd	3rd	4th

Total revenues	$355,604	$349,186	$346,342	$387,890
Operating income	29,625	26,948	21,448	28,482
Net income attributable to the Company	19,306	17,150	14,276	18,805
Basic earnings per common share	$0.43	$0.39	$0.33	$0.42
Diluted earnings per common share	$0.42	$0.39	$0.32	$0.41
Dividends declared per common share	$—	$—	$0.125	$0.125

All quarterly information is presented in 13-week periods. Quarterly earnings per share on a full-year basis may not agree to the consolidated statements of income due to rounding.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the 2013 framework established in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2014.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc. and Subsidiaries

We have audited Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Papa John’s International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on our Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Papa John’s International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 28, 2014 and December 29, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2014 of Papa John’s International, Inc. and Subsidiaries and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 24, 2015

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2014 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 19, 2015, the Compensation Committee of the Board of Directors approved new employment agreements effective March 1, 2015, originally entered into for 3-year terms in March 2012, with members of the Company’s executive leadership team (other than Founder, Chairman, President and Chief Executive Officer, John H. Schnatter), including Senior Vice President and Chief Operating Officer, Stephen M. Ritchie; Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer, Lance F. Tucker; and Senior Vice President and Chief Development Officer, Timothy C. O’Hern (collectively, the “Employment Agreements”). The Employment Agreements are on substantially the same terms as the prior agreements, and have a three-year term and automatically renew for successive one-year terms unless either party gives written notice of termination at least 60 days prior to the expiration of the current term. The Employment Agreements provide for a minimum annual base salary (currently $550,000 in the case of Mr. Ritchie, $500,000 in the case of Mr. Tucker, and $395,000 in the case of Mr. O’Hern), annual cash bonus and equity awards opportunities, and benefits as afforded to similarly situated employees. During the term of the Employment Agreements, base salary increases, and the amount and terms of bonus awards and equity awards are at the discretion of the Compensation Committee of the Board of Directors.

In the event the executive’s employment is terminated by the Company prior to the end of the term of the Employment Agreement other than for “cause” (as defined in the Employment Agreement), the executive is entitled to receive 9 months’ base salary, pro rata cash bonus for the year of termination and a credit for an additional 6 months of service for purposes of vesting in outstanding stock options and time-based restricted stock. In the event of an executive’s termination without cause following a change in control before the end of the term of the Employment Agreement, or by the executive for “good reason” following a change in control (as defined in the Employment Agreement), the executive is entitled to receive the lesser of the total of the executive’s base salary and pro rata cash bonus through the remainder of the term or 9 months’ base salary. In the case of termination of employment due to death or disability, the Employment Agreements provide for payment of base salary through the date of termination and pro rata cash bonus. In addition to the Employment Agreements, our equity plans provide for certain benefits upon change in control, death and disability, as previously disclosed.

The foregoing summary of the Employment Agreements is qualified in its entirety by reference to the full text of the Employment Agreements filed as Exhibits 10.1, 10.2, and 10.3 hereto and incorporated by reference herein.

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

We have adopted a written code of ethics that applies to our directors, officers and employees. We intend to post all required disclosures concerning any amendments to or waivers from, our code of ethics on our website to the extent permitted by NASDAQ. Our code of ethics can be found on our website, which is located at www.papajohns.com.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 28, 2014 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved by security holders	1,563,977	$24.52	7,485,725
Equity compensation plans not approved by security holders *	166,728
Total	1,730,705	$24.52	7,485,725

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)                  Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

•                  Report of Independent Registered Public Accounting Firm

•                  Consolidated Statements of Income for the years ended December 28, 2014, December 29, 2013 and December 30, 2012

•                  Consolidated Statements of Comprehensive Income for the years ended December 28, 2014, December 29, 2013 and December 30, 2012

•                  Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013

•                  Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2014, December 29, 2013 and December 30, 2012

•                  Consolidated Statements of Cash Flows for the years ended December 28, 2014, December 29, 2013 and December 30, 2012

•                  Notes to Consolidated Financial Statements

(a)(2)                  Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year
(in thousands)

Fiscal year ended December 28, 2014:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,318	$2,297	$(2,801	) (1)	$3,814
Reserve for franchisee notes receivable	3,387	(502)	247	(1)	3,132
Valuation allowance on foreign net operating losses	7,682	(4,750)	—		2,932
	$15,387	$(2,955)	$(2,554)		$9,878

Fiscal year ended December 29, 2013:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$3,057	$2,416	$(1,155	) (1)	$4,318
Reserve for franchisee notes receivable	5,028	(495)	(1,146	) (1)	3,387
Valuation allowance on foreign net operating losses	8,240	(558)	—		7,682
	$16,325	$1,363	$(2,301)		$15,387

Fiscal year ended December 30, 2012:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$3,034	$1,394	$(1,371	) (1)	$3,057
Reserve for franchisee notes receivable	5,905	280	(1,157	) (1)	5,028
Valuation allowance on foreign net operating losses	7,474	766	—		8,240
	$16,413	$2,440	$(2,528)		$16,325

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

Date: February 24, 2015		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ John H. Schnatter
John H. Schnatter
Founder, Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Chairman, President	February 24, 2015
John H. Schnatter	and Chief Executive Officer
(Principal Executive Officer)

/s/ Norborne P. Cole, Jr.	Director	February 24, 2015
Norborne P. Cole, Jr.

/s/ Christopher L. Coleman	Director	February 24, 2015
Christopher L. Coleman

/s/ Philip Guarascio	Director	February 24, 2015
Philip Guarascio

/s/ Olivia F. Kirtley	Director	February 24, 2015
Olivia F. Kirtley

/s/ Laurette T. Koellner	Director	February 24, 2015
Laurette T. Koellner

/s/ Mark S. Shapiro	Director	February 24, 2015
Mark S. Shapiro

/s/ W. Kent Taylor	Director	February 24, 2015
W. Kent Taylor

/s/ Lance F. Tucker	Senior Vice President, Chief	February 24, 2015
Lance F. Tucker	Financial Officer, Chief Administrative
Officer and Treasurer (Principal Financial
Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Our Amended and Restated Certificate of Incorporation. Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2014, is incorporated herein by reference.

3.2	Our Restated By-Laws. Exhibit 3.1 to our report on Form 8-K dated December 5, 2007 is incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

4.2	Amended and Restated Certificate of Incorporation and Restated By-Laws (see Exhibits 3.1 and 3.2 above) are incorporated herein by reference.

10.1*	Employment Agreement between Papa John’s International, Inc. and Steve M. Ritchie effective March 1, 2015.

10.2*	Employment Agreement between Papa John’s International, Inc. and Lance F. Tucker effective March 1, 2015.

10.3*	Employment Agreement between Papa John’s International, Inc. and Timothy C. O’Hern effective March 1, 2015.

10.4*	Employment Agreement between Papa John’s International, Inc. and Robert C. Kraut effective October 7, 2013.

10.5

$400,000,000 First Amendment to First Amended and Restated Credit Agreement by and among Papa John’s International, Inc.; the Guarantors party thereto; PNC Bank, National Association, as a lender and in its capacity as Administrative Agent for the lenders; JPMorgan Chase Bank, N.A., as a lender and in its capacity as Co-Syndication Agent for the lenders; U.S. Bank, National Association, as a lender and in its capacity as Co-Syndication Agent for the lenders; Bank of America, N.A., as a lender and in its capacity as Documentation Agent for the lenders; and Branch Banking and Trust Company, as a lender. Exhibit 10.1 to our Report on Form 8-K as filed on November 4, 2014 is incorporated herein by reference.

10.6*

Papa John’s International, Inc. Deferred Compensation Plan, as amended through December 5, 2012. Exhibit 10.1 to our report on Form 10-K as filed on February 28, 2013 is incorporated herein by reference.

10.7*	Papa John’s International, Inc. 2008 Omnibus Incentive Plan. Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-150762) dated May 5, 2008 is incorporated herein by reference.

10.8*	Papa John’s International, Inc. 2011 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 3, 2011 is incorporated herein by reference.

10.9*	Agreement for Service as Chairman between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on August 15, 2007 is incorporated herein by reference.

10.10*	Agreement for Service as Founder between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on August 15, 2007 is incorporated herein by reference.

10.11*

Amendment and Restated Exclusive License Agreement between John H. Schnatter and Papa John’s International, Inc.  Exhibit 10.1 to our report on Form 8-K as filed on May 19, 2008 is incorporated herein by reference.

10.12*	Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 10-Q filed on May 1, 2012, is incorporated herein by reference.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 28, 2014, filed on February 24, 2015, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.