Form 10-Q
period 2015-03-29
PAPA JOHNS INTERNATIONAL INC
filed 2015-05-05
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2015

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

At April 28, 2015, there were outstanding 39,783,131 shares of the registrant’s common stock, par value $0.01 per share.

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	March 29, 2015	December 28, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,524	$20,122
Accounts receivable, net	56,187	56,047
Notes receivable, net	6,103	6,106
Income taxes receivable	3,628	9,527
Inventories	26,354	27,394
Deferred income taxes	7,576	8,248
Prepaid expenses	15,982	18,736
Other current assets	10,132	9,828
Total current assets	149,486	156,008
Property and equipment, net	216,080	219,457
Notes receivable, less current portion, net	12,482	12,801
Goodwill	81,421	82,007
Deferred income taxes	3,914	3,914
Other assets	38,594	38,616
Total assets	$501,977	$512,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,009	$38,832
Income and other taxes payable	9,804	9,637
Accrued expenses and other current liabilities	55,521	58,293
Total current liabilities	100,334	106,762
Deferred revenue	3,906	4,257
Long-term debt	231,000	230,451
Deferred income taxes	20,508	22,188
Other long-term liabilities	44,130	41,875
Total liabilities	399,878	405,533

Redeemable noncontrolling interests	8,798	8,555

Stockholders’ equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 43,523 at March 29, 2015 and 43,331 at December 28, 2014)	435	433
Additional paid-in capital	148,981	147,912
Accumulated other comprehensive (loss) income	(982)	671
Retained earnings	109,616	92,876
Treasury stock (3,879 shares at March 29, 2015 and 3,549 shares at December 28, 2014, at cost)	(177,216)	(155,659)
Total stockholders’ equity, net of noncontrolling interests	80,834	86,233
Noncontrolling interests in subsidiaries	12,467	12,482
Total stockholders’ equity	93,301	98,715
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$501,977	$512,803

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 29, 2015	March 30, 2014

North America revenues:
Domestic Company-owned restaurant sales	$197,287	$178,193
Franchise royalties	25,359	22,614
Franchise and development fees	265	144
Domestic commissary sales	162,333	164,047
Other sales	21,614	12,750
International revenues:
Royalties and franchise and development fees	6,498	5,779
Restaurant and commissary sales	18,928	17,850
Total revenues	432,284	401,377
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	47,504	45,156
Salaries and benefits	53,658	47,583
Advertising and related costs	16,770	16,256
Occupancy costs and other restaurant operating expenses	37,100	34,598
Total domestic Company-owned restaurant expenses	155,032	143,593
Domestic commissary expenses:
Cost of sales	125,126	128,924
Salaries and benefits and other commissary operating expenses	24,610	22,879
Total domestic commissary expenses	149,736	151,803
Other operating expenses	20,603	11,431
International restaurant and commissary expenses	15,478	14,885
General and administrative expenses	41,933	36,966
Other general expenses	1,816	1,533
Depreciation and amortization	10,041	9,164
Total costs and expenses	394,639	369,375
Operating income	37,645	32,002
Net interest (expense) income	(1,209)	(592)
Income before income taxes	36,436	31,410
Income tax expense	12,197	10,869
Net income before attribution to noncontrolling interests	24,239	20,541
Income attributable to noncontrolling interests	(2,003)	(1,230)
Net income attributable to the Company	$22,236	$19,311

Calculation of income for earnings per share:
Net income attributable to the Company	$22,236	$19,311
Decrease (increase) in noncontrolling interest redemption value	70	(8)
Net income attributable to participating securities	(100)	(137)
Net income attributable to common shareholders	$22,206	$19,166

Basic earnings per common share	$0.56	$0.46
Diluted earnings per common share	$0.55	$0.45

Basic weighted average common shares outstanding	39,827	41,778
Diluted weighted average common shares outstanding	40,510	42,696

Dividends declared per common share	$0.14	$0.125

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014

Net income before attribution to noncontrolling interests	$24,239	$20,541
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,541)	(33)
Interest rate swaps (1)	(1,084)	(43)
Other comprehensive income (loss), before tax	(2,625)	(76)
Income tax effect:
Foreign currency translation adjustments	570	12
Interest rate swaps (2)	401	16
Income tax effect	971	28
Other comprehensive income (loss), net of tax	(1,654)	(48)
Comprehensive income before attribution to noncontrolling interests	22,585	20,493
Comprehensive (income) loss, redeemable noncontrolling interests	(1,313)	(1,255)
Comprehensive (income) loss, nonredeemable noncontrolling interests	(690)	25
Comprehensive income attributable to the Company	$20,582	$19,263

(1) Amounts reclassified out of accumulated other comprehensive income (“AOCI”) into net interest (expense) income included $394 and $249 for the three months ended March 29, 2015 and March 30, 2014, respectively.

(2) The income tax effects of amounts reclassified out of AOCI into net interest (expense) income were $146 and $92 for the three months ended March 29, 2015 and March 30, 2014, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014

Operating activities
Net income before attribution to noncontrolling interests	$24,239	$20,541
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	659	145
Depreciation and amortization	10,041	9,164
Deferred income taxes	5,055	6,170
Stock-based compensation expense	2,264	2,190
Excess tax benefit on equity awards	(5,091)	(4,900)
Other	1,180	1,110
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,312)	(854)
Income taxes receivable	5,899	—
Inventories	1,043	(3,210)
Prepaid expenses	2,755	1,919
Other current assets	(303)	(204)
Other assets and liabilities	(154)	(795)
Accounts payable	(3,828)	(1,311)
Income and other taxes payable	167	3,268
Accrued expenses and other current liabilities	(2,291)	(6,958)
Deferred revenue	(74)	403
Net cash provided by operating activities	40,249	26,678

Investing activities
Purchases of property and equipment	(7,558)	(11,137)
Loans issued	(506)	(1,758)
Repayments of loans issued	1,083	1,164
Acquisitions, net of cash acquired	(341)	—
Other	20	7
Net cash used in investing activities	(7,302)	(11,724)

Financing activities
Net proceeds on line of credit facility	549	19,267
Cash dividends paid	(5,545)	(5,240)
Excess tax benefit on equity awards	5,091	4,900
Tax payments for equity award issuances	(5,557)	(3,233)
Proceeds from exercise of stock options	2,210	2,989
Acquisition of Company common stock	(24,765)	(32,800)
Distributions to noncontrolling interest holders	(1,705)	(300)
Other	253	223
Net cash used in financing activities	(29,469)	(14,194)
Effect of exchange rate changes on cash and cash equivalents	(76)	(42)
Change in cash and cash equivalents	3,402	718
Cash and cash equivalents at beginning of period	20,122	13,670
Cash and cash equivalents at end of period	$23,524	$14,388

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 29, 2015

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 28, 2014.

2.              Significant Accounting Policies

Noncontrolling Interests

Papa John’s has joint ventures in which there are noncontrolling interests, including the following as of March 29, 2015 and March 30, 2014:

	Number of Restaurants	Restaurant Locations	Papa John’s Ownership	Noncontrolling Interest Ownership
March 29, 2015
Star Papa, LP	84	Texas	51%	49%
Colonel’s Limited, LLC	56	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	35	Minnesota	70%	30%
PJ Denver, LLC	25	Colorado	60%	40%

March 30, 2014
Star Papa, LP	80	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	34	Minnesota	80%	20%
PJ Denver, LLC	25	Colorado	60%	40%

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

The income before income taxes attributable to these joint ventures for the three months ended March 29, 2015 and March 30, 2014 was as follows (in thousands):

	March 29,	March 30,
	2015	2014

Papa John’s International, Inc.	$3,010	$1,848
Noncontrolling interests	2,003	1,230
Total income before income taxes	$5,013	$3,078

The following summarizes the redemption feature, location within the condensed consolidated balance sheets and the value at which the noncontrolling interests are recorded for each joint venture as of March 29, 2015:

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

The following summarizes changes in these redeemable noncontrolling interests (in thousands):

Balance at December 28, 2014	$8,555
Net income	1,313
Distributions	(1,000)
Change in redemption value	(70)
Balance at March 29, 2015	$8,798

The noncontrolling interests of our Colonel’s Limited, LLC and PJ Minnesota, LLC joint ventures are recorded at carrying value in “Stockholders’ equity” in the condensed consolidated balance sheets at both March 29, 2015 and December 28, 2014, as the noncontrolling interest holders’ agreements had no redemption features.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of March 29, 2015, we had a net deferred tax liability of approximately $9.0 million.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 29, 2015 and December 28, 2014 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

March 29, 2015
Financial assets:
Cash surrender value of life insurance policies (a)	$18,806	$18,806	$—	$—

Financial liabilities:
Interest rate swaps (b)	1,470	—	1,470	—

December 28, 2014
Financial assets:
Cash surrender value of life insurance policies (a)	$18,238	$18,238	$—	$—

Financial liabilities:
Interest rate swaps (b)	376	—	376	—

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

There were no transfers among levels within the fair value hierarchy during the three months ended March 29, 2015.

Variable Interest Entity

Papa John’s domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. PJMF is a variable interest entity as it does not have sufficient equity to fund its operations without ongoing financial support and contributions from its members. Based on the ownership and governance structure and operating procedures of PJMF, we have determined that we do not have the power to direct the most significant activities of PJMF and therefore are not the primary beneficiary. Accordingly, we determined that consolidation of PJMF is not appropriate.

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

We are required to adopt the new requirements in the first quarter of 2017; however, the Financial Accounting Standards Board recently issued a proposal to deter the effective date and thus the Company’s adoption to the first quarter of 2018. We are evaluating the method of adoption and its impact of the new requirements on our consolidated financial statements. We currently do not believe the impact will be significant.

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

Additionally, in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the change in the redemption value for the noncontrolling interest of PJ Denver, LLC increases or decreases income attributable to common shareholders.

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended
	March 29,	March 30,
	2015	2014

Basic earnings per common share:
Net income attributable to the Company	$22,236	$19,311
Decrease (increase) in noncontrolling interest redemption value	70	(8)
Net income attributable to participating securities	(100)	(137)
Net income attributable to common shareholders	$22,206	$19,166

Weighted average common shares outstanding	39,827	41,778
Basic earnings per common share	$0.56	$0.46

Diluted earnings per common share:
Net income attributable to common shareholders	$22,206	$19,166

Weighted average common shares outstanding	39,827	41,778
Dilutive effect of outstanding equity awards (a)	683	918
Diluted weighted average common shares outstanding	40,510	42,696
Diluted earnings per common share	$0.55	$0.45

(a)         Excludes 112 awards at March 29, 2015 and 102 awards at March 30, 2014, as the effect of including such awards would have been antidilutive.

4.              Debt

Our debt is comprised entirely of an unsecured revolving line of credit (“Credit Facility”). The outstanding balance was $231.0 million as of March 29, 2015 and $230.5 million as of December 28, 2014. On October 31, 2014, we amended our Credit Facility to increase the amount available to $400 million from the previous $300 million availability and to extend the maturity date from April 30, 2018 to October 31, 2019. Additionally, we have the option to increase the Credit Facility an additional $100 million. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $147.7 million as of March 29, 2015.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At March 29, 2015, we were in compliance with these covenants.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Credit Facility. We currently have the following interest rate swaps:

Effective Dates	Floating Rate Debt	Fixed Rates

July 30, 2013 through April 30, 2018	$75 million	1.42%

December 30, 2014 through April 30, 2018	$50 million	1.36%

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swaps is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swaps are accounted for as adjustments to interest expense. As of March 29, 2015, the swaps are highly effective cash flow hedges with no ineffectiveness for the three month period ended March 29, 2015.

The weighted average interest rate for the Credit Facility, including the impact of the previously mentioned swaps, was 2.1% and 1.5% for the three months ended March 29, 2015 and March 30, 2014, respectively. Interest paid, including payments made or received under the swaps, was $1.3 million and $717,000 for the three months ended March 29, 2015 and March 30, 2014, respectively. As of March 29, 2015, the portion of the $1.5 million interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $477,000.

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

We intend to vigorously defend against all claims in this lawsuit. However, given the inherent uncertainties of this litigation, the outcome of this case cannot be predicted and the amount of any potential loss cannot be reasonably estimated. A negative outcome in this case could have a material adverse effect on the Company.

6.              Segment Information

We have five reportable segments: domestic Company-owned restaurants, domestic commissaries, North America franchising, international operations, and “all other” units. The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, such as breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

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

Our segment information is as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014

Revenues from external customers:
Domestic Company-owned restaurants	$197,287	$178,193
Domestic commissaries	162,333	164,047
North America franchising	25,624	22,758
International	25,426	23,629
All others	21,614	12,750
Total revenues from external customers	$432,284	$401,377

Intersegment revenues:
Domestic commissaries	$57,887	$54,721
North America franchising	671	604
International	75	68
All others	3,932	3,730
Total intersegment revenues	$62,565	$59,123

Income (loss) before income taxes:
Domestic Company-owned restaurants	$18,480	$13,285
Domestic commissaries	11,800	10,431
North America franchising	22,319	19,484
International	1,344	732
All others	443	590
Unallocated corporate expenses	(17,205)	(12,461)
Elimination of intersegment profit	(745)	(651)
Total income before income taxes	$36,436	$31,410

Property and equipment:
Domestic Company-owned restaurants	$210,463
Domestic commissaries	109,062
International	25,454
All others	47,079
Unallocated corporate assets	170,893
Accumulated depreciation and amortization	(346,871)
Net property and equipment	$216,080

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At March 29, 2015, there were 4,699 Papa John’s restaurants (739 Company-owned and 3,960 franchised) operating in all 50 states and 37 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Restaurant Progression

	Three Months Ended
	March 29, 2015	March 30, 2014

Papa John’s Restaurant Progression:
North America Company-owned:
Beginning of period	686	665
Opened	3	2
Closed	—	(1)
Acquired	2	—
End of period	691	666
International Company-owned:
Beginning of period	49	58
Closed	(1)	—
End of period	48	58
North America franchised:
Beginning of period	2,654	2,621
Opened	18	21
Closed	(20)	(27)
Divested	(2)	—
End of period	2,650	2,615
International franchised:
Beginning of period	1,274	1,084
Opened	50	23
Closed	(14)	(6)
End of period	1,310	1,101
Total restaurants - end of period	4,699	4,440

FOCUS System

As of March 29, 2015, the Company had implemented its new, proprietary point-of-sale system (“FOCUS”) in substantially all domestic restaurants. FOCUS had the following impact on our condensed consolidated statements of income for the three months ended March 29, 2015 and March 30, 2014 (in thousands):

	Three Months Ended
	Mar. 29,	Mar. 30,
	2015	2014

Franchise royalties (a)	$(570)	$—
Other sales (b)	8,540	12
Other operating expenses (c)	(8,529)	(189)
Depreciation and amortization (d)	(1,237)	(50)
Net decrease in income before income taxes	$(1,796)	$(227)

Diluted earnings per common share	$(0.03)	$(0.01)

(a)         Royalty incentive program tied to franchisee rollout of FOCUS.

(b)         Represents revenues for equipment installed at domestic franchised restaurants.

(c)          Includes cost of sales associated with equipment installed at franchised restaurants and other costs to support the rollout of the program.

(d)         Includes depreciation expense for both the capitalized software and for equipment installed at Company-owned restaurants, which are being depreciated over five to seven years, respectively.

Results of Operations

Summary of Operating Results - Segment Review

Discussion of Revenues

Consolidated revenues were $432.3 million for the first quarter of 2015, an increase of $30.9 million, or 7.7% over the corresponding 2014 period. The increase in revenues for the first quarter of 2015 was primarily due to the following:

•                  Domestic Company-owned restaurant sales increased $19.1 million, or 10.7%, primarily due to an increase of 8.1% in comparable sales during the first quarter of 2015 and a 3.2% increase in equivalent units. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

•                  North America franchise royalty revenue increased approximately $2.7 million, or 12.1%, primarily due to an increase of 6.0% in comparable sales and due to reduced levels of royalty incentives in the first quarter of 2015.

•                  Domestic commissary sales decreased $1.7 million, or 1.0%, as lower revenues associated with lower cheese prices were somewhat offset by increases in sales volumes.

•                  Other sales increased $8.9 million, or 69.5%, primarily due to FOCUS equipment sales to franchisees.

•                  International royalties and franchise and development fees increased approximately $700,000, or 12.4%, primarily due to an increase in units and comparable sales of 8.0%, calculated on a constant dollar basis. The increase was somewhat offset by the negative impact of foreign currency exchange rates.

•                  International restaurant and commissary sales increased $1.1 million, or 6.0%, primarily due to an increase in commissary revenues from increases in units and higher comparable sales. This increase was partially offset by lower sales at China Company-owned restaurants due to the disposition of eleven restaurants in 2014. Additionally, sales were negatively impacted by foreign currency exchange rates.

Discussion of Operating Results

First quarter 2015  income before income taxes was $36.4 million, compared to $31.4 million in the prior year comparable period, or a 16.0% increase as summarized in the following table on a reporting segment basis (in thousands):

	Three Months Ended
	March 29,	March 30,	Increase
	2015	2014	(Decrease)

Domestic Company-owned restaurants	$18,480	$13,285	$5,195
Domestic commissaries	11,800	10,431	1,369
North America franchising	22,319	19,484	2,835
International	1,344	732	612
All others	443	590	(147)
Unallocated corporate expenses	(17,205)	(12,461)	(4,744)
Elimination of intersegment profits	(745)	(651)	(94)
Total income before income taxes (a)	$36,436	$31,410	$5,026

(a)         Includes FOCUS system rollout costs of approximately $1.8 million and $200,000 for the three months ended March 29, 2015 and March 30, 2014, respectively. See the Focus System section above for additional information.

The increase of $5.0 million, or 16.0%, in income before income taxes was primarily due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes increased $5.2 million in the first quarter of 2015. The increase was primarily due to the 8.1% increase in comparable sales and higher profits from lower commodity costs. The market price for cheese averaged $1.54 per pound for the first quarter of 2015, compared to $2.21 per pound in the prior year. This was slightly offset by higher depreciation expense associated with FOCUS equipment of approximately $500,000.

•                  Domestic Commissary Segment. Domestic commissaries’ income before income taxes increased approximately $1.4 million primarily due to incremental profits from higher restaurant volumes.

•                  North America Franchising Segment. North America Franchising income before income taxes increased approximately $2.8 million primarily due to higher royalties attributable to the 6.0% comparable sales increase and reduced levels of royalty incentives.

•                  International Segment. Income before income taxes increased approximately $600,000 primarily due to the previously mentioned increase in units and comparable sales of 7.7%, which resulted in both higher royalties and contributed to an increase of approximately $300,000 in United Kingdom profits. The increase was somewhat offset by the impact of negative foreign currency exchange rates.

•                  All Others Segment. The “All Others” reporting segment income before income taxes, which primarily includes our online and mobile ordering business and our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, was relatively consistent at $443,000 in the first quarter of 2015, compared to $590,000 in the prior year.

•                  Unallocated Corporate Segment. Unallocated corporate expenses increased approximately $4.7 million for the first quarter of 2015, as compared to the corresponding quarter in 2014. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended
	March 29,	March 30,	Increase
	2015	2014	(Decrease)

General and administrative (a)	$13,953	$10,329	$3,624
Net interest expense (income) (b)	1,248	604	644
Depreciation	2,080	1,775	305
Other (income) expense	(760)	(392)	(368)
FOCUS system rollout costs (c)	684	145	539
Total unallocated corporate expenses	$17,205	$12,461	$4,744

(a)         The increase in unallocated general and administrative costs was primarily due to higher legal, insurance and management incentive compensation costs.

(b)         The increase in net interest expense (income) was primarily due to a higher average outstanding debt balance with a higher effective interest rate.

(c)          Includes depreciation expense for capitalized FOCUS software development costs and other costs to support the rollout of the program.

Diluted earnings per share were $0.55 in the first quarter of 2015, compared to $0.45 in the first quarter of 2014. Diluted earnings per share increased $0.03 due to the 5.1% reduction in weighted average shares outstanding.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $197.3 million for the first quarter of 2015, an increase of $19.1 million, or 10.7%, compared to the first quarter of 2014, primarily due to the previously mentioned increase of 8.1% in comparable sales and a 3.2% increase in equivalent units. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise royalties were $25.4 million for the first quarter of 2015, an increase of $2.7 million, or 12.1%, compared to the first quarter of 2014. The increase was primarily due to an increase in North America franchise sales and reduced levels of royalty incentives in the first quarter of 2015. North America franchise sales increased 6.2% to $562.5 million in the first quarter of 2015, from $529.7 million in the same quarter of 2014, primarily due to a 6.0% increase in comparable sales. Franchise restaurant sales are not included in Company revenues; however, our domestic royalty revenue is derived from these sales.

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

The comparable sales base and average weekly sales for 2015 and 2014 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	March 29, 2015		March 30, 2014
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	691	2,650	666	2,615
Equivalent units	678	2,542	657	2,525
Comparable sales base units	663	2,341	639	2,300
Comparable sales base percentage	97.8%	92.1%	97.3%	91.1%
Average weekly sales - comparable units	$22,570	$17,566	$21,087	$16,678
Average weekly sales - total non-comparable units *	$14,481	$10,644	$13,191	$10,624
Average weekly sales - all units	$22,390	$17,019	$20,875	$16,138

*       Includes 123 traditional units and 214 non-traditional units at March 29, 2015 and 152 traditional units and 190 non-traditional units at March 30, 2014.

Domestic commissary sales decreased 1.0% to $162.3 million for the first quarter of 2015, from $164.0 million in the comparable 2014 quarter, due to decreases in cheese prices, which were somewhat offset by increases in sales volumes. PJ Food Service (“PJFS”) pricing for cheese is based on a fixed dollar markup; when cheese prices decrease, revenues will decrease with no overall impact on the related dollar margin.

Other sales increased $8.9 million to $21.6 million in the first quarter of 2015 primarily due to FOCUS equipment sales to franchisees. See the FOCUS System section above for additional information.

International royalties and franchise and development fees increased approximately $700,000, or 12.4%, primarily due to a 19.0% increase in franchised units and a comparable sales increase of 8.0%, calculated on a constant dollar basis. This was somewhat offset by the negative impact of foreign currency exchange rates. International franchise restaurant sales were $142.5 million in the first quarter of 2015, compared to $130.8 million in the prior year. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

International restaurant and commissary sales increased $1.1 million, or 6.0%, primarily due to an increase in commissary revenues from increases in units and higher comparable sales. This increase was partially offset by lower sales at China Company-owned restaurants due to the disposition of eleven restaurants in 2014. Additionally, sales were negatively impacted by foreign currency exchange rates.

Costs and expenses.  The restaurant operating margin for domestic Company-owned units was 21.4% in the first quarter of 2015 compared to 19.4% in the first quarter of 2014. The restaurant operating margin increase of 2.0% consisted of the following differences:

•                  Cost of sales was 1.3% lower in the first quarter of 2015 due to lower commodity costs, primarily cheese.

•                  Salaries and benefits were 0.5% higher due to higher bonuses paid to general managers.

•                  Advertising and related costs were 0.6% lower primarily due to lower discretionary spending.

•                  Occupancy costs and other restaurant operating costs were 0.6% lower primarily due to lower mileage reimbursement from lower gas prices.

Domestic commissary operating margin was 7.8% in the first quarter of 2015, compared to 7.5% for the same period in 2014, and consisted of the following differences:

•                  Cost of sales was 1.5% lower for the first quarter of 2015, primarily due to lower cheese costs which have a fixed-dollar markup. As cheese prices are lower, food cost as a percentage of sales is lower.

•                  Salaries and benefits and other commissary operating expenses were 1.2% higher as a percentage of sales primarily due to the lower overall PJFS pricing, as previously discussed. Domestic commissaries also had higher driver compensation and insurance costs that were somewhat offset by lower fuel costs.

Other operating expenses as a percentage of other sales were 95.3% in the first quarter of 2015, compared to 89.7% for the same period in 2014. The higher operating expenses were primarily due to the low margin associated with sales of FOCUS systems to franchisees, the impact of a reduced cost direct mail campaign offered to our domestic restaurants by Preferred Marketing Solutions in the first quarter of 2015, and higher infrastructure costs to support our online operations.

International restaurant and commissary expenses were 81.8% of international restaurant and commissary sales in the first quarter of 2015, as compared to 83.4% in the first quarter of 2014. The decrease as a percentage of sales was primarily due to the benefit of higher commissary sales volumes and a higher commissary margin.

General and administrative costs were $41.9 million, or 9.7% of revenues in the first quarter of 2015, as compared to $37.0 million, or 9.2% of revenues, in the same period of 2014. The increase was primarily due to higher legal, insurance and management incentive compensation costs. Additionally, international general and administrative costs were higher due to an increase in advertising spending to support our franchise operations.

Other general expenses were $1.8 million in the first quarter of 2015 compared to $1.5 million for the comparable period in 2014 as detailed below (in thousands):

	Three Months Ended
	March 29,	March 30,	Increase
	2015	2014	(Decrease)

Franchise and development incentives (a)	$1,344	$1,303	$41
Other	472	230	242
Total other general expenses	$1,816	$1,533	$283

(a)         Primarily represents equipment incentives provided to domestic franchisees for opening new restaurants. The equipment is amortized over the term of the agreement, which is generally two to three years.

Depreciation and amortization was $10.0 million (2.3% of revenues) for the first quarter of 2015 and $9.2 million (2.3% of revenues) for the first quarter of 2014. The increase is primarily due to incremental depreciation from FOCUS capitalized software costs and equipment costs at Company-owned restaurants.

Net interest (expense) income. Net interest expense increased approximately $600,000 primarily due to a higher average outstanding debt balance and a higher effective interest rate.

Income tax expense.  The effective income tax rate was 33.5% for the first quarter of 2015 and 34.6% for the same period in 2014. Our effective income tax rate may fluctuate from quarter to quarter for various reasons. The 2015 rate includes a higher benefit from various tax deductions, including the U.S. federal manufacturing deduction.

Other Items

Litigation Matters

The Company is currently party to a conditionally certified collective action lawsuit (“Perrin”) that is scheduled for trial in August 2015. We intend to vigorously defend against all claims in this lawsuit. However, given the inherent uncertainties of this litigation, the outcome of this case cannot be predicted and the amount of any potential loss cannot be reasonably estimated. A negative outcome in this case could have a material adverse effect on the Company. For additional details see “Note 5” of “Notes to Condensed Consolidated Financial Statements.”

Liquidity and Capital Resources

Our debt is comprised entirely of an unsecured revolving credit facility (“Credit Facility”) with a maturity date of October 31, 2019. Outstanding balances under this $400 million Credit Facility were $231.0 million as of March 29, 2015 and $230.5 million as of December 28, 2014.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Credit Facility. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $147.7 million as of March 29, 2015.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Credit Facility. We currently have the following interest rate swaps as of March 29, 2015:

Effective Dates	Floating Rate Debt	Fixed Rates

July 30, 2013 through April 30, 2018	$75 million	1.42%

December 30, 2014 through April 30, 2018	$50 million	1.36%

Our Credit Facility contains affirmative and negative covenants, including the following financial covenants, as defined by the revolving credit facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	March 29, 2015

Leverage Ratio	Not to exceed 3.0 to 1.0	1.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	5.0 to 1.0

Our leverage ratio is defined as outstanding debt divided by EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of March 29, 2015.

Cash flow provided by operating activities was $40.2 million for the three months ended March 29, 2015, compared to $26.7 million for the same period in 2014. The increase of approximately $13.6 million was primarily due to higher net income and favorable changes in working capital and other operating activities, including higher depreciation and amortization expense. The prior year included higher inventory levels of equipment to support the rollout of FOCUS to our domestic franchised restaurants.

Our free cash flow, a non-GAAP financial measure, for the three months ended March 29, 2015 and March 30, 2014 was as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2015	2014

Net cash provided by operating activities	$40,249	$26,678
Purchases of property and equipment (a)	(7,558)	(11,137)
Free cash flow (b)	$32,691	$15,541

(a)         We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary facilities and equipment and the enhancement of corporate systems and facilities, including technological enhancements such as our FOCUS system. The decrease of approximately $3.6 million is primarily due to the prior year including FOCUS equipment costs for domestic Company-owned restaurants and FOCUS software development costs.

(b)         Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our performance than the Company’s GAAP measures.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings on our revolving credit facility. We repurchased $24.8 million and $32.8 million of common stock for the three months ended March 29, 2015 and March 30, 2014, respectively. Subsequent to March 29, 2015, through April 28, 2015, we repurchased an additional $8.3 million of common stock. As of April 28, 2015, $96.4 million remained available for repurchase under our Board of Directors’ authorization.

We paid cash dividends of $5.6 million ($0.14 per common share) and $5.2 million ($0.125 per common share) in the first quarter of 2015 and 2014, respectively.  Subsequent to the first quarter, on April 29, 2015, our Board of Directors declared a second quarter dividend of $0.14 per common share (approximately $5.6 million based on current shareholders of record). The dividend will be paid on May 22, 2015 to shareholders of record as of the close of business on May 11, 2015. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

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

•                  changes in consumer preferences or consumer buying habits, including the impact of adverse economic conditions;

•                  the impact that product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns, including potential epidemics, could have system-wide on our restaurants or our results;

•                  failure to maintain our brand strength and quality reputation and risks related to our better ingredients marketing strategy;

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

•                  the impact of the resolution of current or future claims and litigation, in particular the Perrin litigation that is scheduled for trial in August 2015 (see “Note 5” of “Notes to Condensed Consolidated Financial Statements” for additional information);

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

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2014, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of a revolving credit facility (“Credit Facility”) with outstanding balances of $231.0 million as of March 29, 2015 and $230.5 million as of December 28, 2014. On October 31, 2014, we amended our Credit Facility to increase the amount available from $300 million to $400 million and extend the maturity date from April 30, 2018 to October 31, 2019. The amendment also allows for an additional $100 million in borrowings. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

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

We currently have the following interest rate swaps outstanding as of March 29, 2015:

Effective Dates	Floating Rate Debt	Fixed Rates

July 30, 2013 through April 30, 2018	$75 million	1.42%

December 30, 2014 through April 30, 2018	$50 million	1.36%

The effective interest rate on borrowings under the Credit Facility, including the impact of the interest rate swaps, was 2.1% as of March 29, 2015. An increase in the present interest rate of 100 basis points on the outstanding balance as of March 29, 2015, including the impact of the interest rate swaps, would increase interest expense by $1.1 million.

Foreign Currency Exchange Rate Risk

We currently do not enter into financial instruments to manage foreign currency exchange rates. Sales to customers and royalties outside the United States represent approximately 6% of our total revenues.

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

The following table presents the actual average block price for cheese by quarter through the first quarter of 2015 and the projected average block price for cheese by quarter through 2015 (based on the April 28, 2015 Chicago Mercantile Exchange cheese futures market prices):

	2015		2014
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.538		$2.212
Quarter 2	1.643	*	2.131
Quarter 3	1.773	*	2.141
Quarter 4	1.798	*	1.991
Full Year	$1.688	*	$2.119

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in a number of lawsuits, claims, investigations and proceedings, including those specifically identified below, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Accounting Standards Codification 450, Contingencies, the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

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

We intend to vigorously defend against all claims in this lawsuit. However, given the inherent uncertainties of this litigation, the outcome of this case cannot be predicted and the amount of any potential loss cannot be reasonably estimated. A negative outcome in this case could have a material adverse effect on the Company.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $1.325 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on December 31, 2015. Through March 29, 2015, a total of 106.0 million shares with an aggregate cost of $1.2 billion and an average price of $11.51 per share have been repurchased under this program. Subsequent to March 29, 2015, through April 28, 2015, we acquired an additional 135,000 shares at an aggregate cost of $8.3 million. As of April 28, 2015, approximately $96.4 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended March 28, 2015 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

12/29/2014 - 01/25/2015	122	$58.86	105,732	$122,268
01/26/2015 - 02/22/2015	121	$62.76	105,853	$114,688
02/23/2015 - 03/29/2015	159	$62.75	106,012	$104,709

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During fiscal quarter ended March 29, 2015, the Company acquired approximately 33,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

Item 6.  Exhibits

Exhibit
Number	Description

10.1

Employment Agreement between Papa John’s International, Inc. and Steve M. Ritchie effective March 1, 2015. Exhibit 10.1 to our report on Form 10-K as filed on February 24, 2015 is incorporated herein by reference.

10.2

Employment Agreement between Papa John’s International, Inc. and Lance F. Tucker effective March 1, 2015. Exhibit 10.2 to our report on Form 10-K as filed on February 24, 2015 is incorporated herein by reference.

10.3

Employment Agreement between Papa John’s International, Inc. and Timothy C. O’Hern effective March 1, 2015. Exhibit 10.3 to our report on Form 10-K as filed on February 24, 2015 is incorporated herein by reference.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 29, 2015, filed on May 5, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 5, 2015	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President, Chief Financial
Officer, Chief Administrative Officer
and Treasurer