Form 10-Q
period 2015-06-28
PAPA JOHNS INTERNATIONAL INC
filed 2015-08-04
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2015

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

At July 28, 2015, there were outstanding 39,457,802 shares of the registrant’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	June 28, 2015	December 28, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,447	$20,122
Accounts receivable, net	53,083	56,047
Notes receivable, net	6,422	6,106
Income taxes receivable	10,808	9,527
Inventories	23,848	27,394
Deferred income taxes	9,312	8,248
Prepaid expenses	17,737	18,736
Other current assets	9,535	9,828
Total current assets	153,192	156,008
Property and equipment, net	215,208	219,457
Notes receivable, less current portion, net	12,009	12,801
Goodwill	82,291	82,007
Deferred income taxes	3,537	3,914
Other assets	36,805	38,616
Total assets	$503,042	$512,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,029	$38,832
Income and other taxes payable	9,709	9,637
Accrued expenses and other current liabilities	73,161	58,293
Total current liabilities	117,899	106,762
Deferred revenue	3,926	4,257
Long-term debt	234,000	230,451
Deferred income taxes	19,792	22,188
Other long-term liabilities	42,262	41,875
Total liabilities	417,879	405,533

Redeemable noncontrolling interests	7,741	8,555

Stockholders’ equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 43,684 at June 28, 2015 and 43,331 at December 28, 2014)	437	433
Additional paid-in capital	152,569	147,912
Accumulated other comprehensive income	639	671
Retained earnings	114,908	92,876
Treasury stock (4,290 shares at June 28, 2015 and 3,549 shares at December 28, 2014, at cost)	(204,309)	(155,659)
Total stockholders’ equity, net of noncontrolling interests	64,244	86,233
Noncontrolling interests in subsidiaries	13,178	12,482
Total stockholders’ equity	77,422	98,715
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$503,042	$512,803

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

North America revenues:
Domestic Company-owned restaurant sales	$185,962	$170,000	$383,249	$348,193
Franchise royalties	23,081	20,983	48,440	43,597
Franchise and development fees	195	132	460	276
Domestic commissary sales	149,007	150,581	311,340	314,628
Other sales	14,420	13,595	36,034	26,345
International revenues:
Royalties and franchise and development fees	6,641	6,317	13,139	12,096
Restaurant and commissary sales	19,685	19,256	38,613	37,106
Total revenues	398,991	380,864	831,275	782,241
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	43,289	42,030	90,793	87,186
Salaries and benefits	51,502	45,805	105,160	93,388
Advertising and related costs	16,492	15,354	33,262	31,610
Occupancy costs and other restaurant operating expenses	36,073	34,666	73,173	69,264
Total domestic Company-owned restaurant expenses	147,356	137,855	302,388	281,448
Domestic commissary expenses:
Cost of sales	113,777	118,470	238,903	247,394
Salaries and benefits and other commissary operating expenses	23,781	23,062	48,391	45,941
Total domestic commissary expenses	137,558	141,532	287,294	293,335
Other operating expenses	13,648	13,221	34,251	24,652
International restaurant and commissary expenses	16,250	15,876	31,728	30,761
General and administrative expenses	42,043	33,562	83,976	70,528
Other general expenses	1,004	1,964	2,820	3,497
Depreciation and amortization	10,136	9,855	20,177	19,019
Total costs and expenses	367,995	353,865	762,634	723,240
Operating income	30,996	26,999	68,641	59,001
Legal settlement expense	(12,278)	—	(12,278)	—
Net interest (expense) income	(1,187)	(763)	(2,396)	(1,355)
Income before income taxes	17,531	26,236	53,967	57,646
Income tax expense	5,063	8,397	17,260	19,266
Net income before attribution to noncontrolling interests	12,468	17,839	36,707	38,380
Income attributable to noncontrolling interests	(1,688)	(1,091)	(3,691)	(2,321)
Net income attributable to the Company	$10,780	$16,748	$33,016	$36,059

Calculation of income for earnings per share:
Net income attributable to the Company	$10,780	$16,748	$33,016	$36,059
Decrease (increase) in noncontrolling interest redemption value	73	(31)	143	(39)
Net income attributable to participating securities	(50)	(81)	(150)	(218)
Net income attributable to common shareholders	$10,803	$16,636	$33,009	$35,802

Basic earnings per common share	$0.27	$0.40	$0.83	$0.86
Diluted earnings per common share	$0.27	$0.40	$0.82	$0.85

Basic weighted average common shares outstanding	39,692	41,225	39,764	41,501
Diluted weighted average common shares outstanding	40,217	41,970	40,368	42,332

Dividends declared per common share	$0.14	$0.125	$0.28	$0.25

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Net income before attribution to noncontrolling interests	$12,468	$17,839	$36,707	$38,380
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,116	959	575	926
Interest rate swaps (1)	459	(404)	(625)	(447)
Other comprehensive income (loss), before tax	2,575	555	(50)	479
Income tax effect:
Foreign currency translation adjustments	(783)	(355)	(213)	(343)
Interest rate swaps (2)	(170)	149	231	165
Income tax effect	(953)	(206)	18	(178)
Other comprehensive income (loss), net of tax	1,622	349	(32)	301
Comprehensive income before attribution to noncontrolling interests	14,090	18,188	36,675	38,681
Comprehensive loss, redeemable noncontrolling interests	(1,015)	(1,086)	(2,328)	(2,341)
Comprehensive (loss) income, nonredeemable noncontrolling interests	(673)	(5)	(1,363)	20
Comprehensive income attributable to the Company	$12,402	$17,097	$32,984	$36,360

(1)    Amounts reclassified out of accumulated other comprehensive income (“AOCI”) into net interest (expense) income included $393 and $787 for the three and six months ended June 28, 2015, respectively and $250 and $499 for the three and six months ended June 29, 2014, respectively.

(2)    The income tax effects of amounts reclassified out of AOCI into net interest (expense) income were $145 and $291 for the three and six months ended June 28, 2015, respectively and $93 and $185 for the three and six months ended June 29, 2014, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014

Operating activities
Net income before attribution to noncontrolling interests	$36,707	$38,380
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	631	936
Depreciation and amortization	20,177	19,019
Deferred income taxes	6,424	6,298
Stock-based compensation expense	4,985	3,612
Excess tax benefit on equity awards	(9,488)	(7,890)
Other	2,239	2,270
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,682	3,400
Income taxes receivable	(1,281)	—
Inventories	3,474	(7,295)
Prepaid expenses	999	180
Other current assets	293	(152)
Other assets and liabilities	(773)	(17)
Accounts payable	(3,877)	(1,934)
Income and other taxes payable	72	1,423
Accrued expenses and other current liabilities	15,495	(3,970)
Deferred revenue	223	305
Net cash provided by operating activities	77,982	54,565

Investing activities
Purchases of property and equipment	(16,501)	(26,239)
Loans issued	(1,571)	(2,642)
Repayments of loans issued	2,787	1,880
Acquisitions, net of cash acquired	(491)	(3,179)
Other	348	3
Net cash used in investing activities	(15,428)	(30,177)

Financing activities
Net proceeds on line of credit facility	3,549	52,100
Cash dividends paid	(11,083)	(10,404)
Excess tax benefit on equity awards	9,488	7,890
Tax payments for equity award issuances	(10,654)	(7,498)
Proceeds from exercise of stock options	3,915	3,361
Acquisition of Company common stock	(52,083)	(63,304)
Contributions from noncontrolling interest holders	683	100
Distributions to noncontrolling interest holders	(4,350)	(600)
Other	319	293
Net cash used in financing activities	(60,216)	(18,062)
Effect of exchange rate changes on cash and cash equivalents	(13)	(25)
Change in cash and cash equivalents	2,325	6,301
Cash and cash equivalents at beginning of period	20,122	13,670
Cash and cash equivalents at end of period	$22,447	$19,971

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 28, 2015

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) for the year ended December 28, 2014.

2.              Significant Accounting Policies

Noncontrolling Interests

Papa John’s has joint ventures in which there are noncontrolling interests, including the following as of June 28, 2015 and June 29, 2014:

	Number of Restaurants	Restaurant Locations	Papa John’s Ownership	Noncontrolling Interest Ownership
June 28, 2015
Star Papa, LP	84	Texas	51%	49%
Colonel’s Limited, LLC	61	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	35	Minnesota	70%	30%
PJ Denver, LLC	26	Colorado	60%	40%

June 29, 2014
Star Papa, LP	81	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	34	Minnesota	80%	20%
PJ Denver, LLC	25	Colorado	60%	40%

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

The income before income taxes attributable to these joint ventures for the three and six months ended June 28, 2015 and June 29, 2014 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014

Papa John’s International, Inc.	$2,660	$1,744	$5,670	$3,592
Noncontrolling interests	1,688	1,091	3,691	2,321
Total income before income taxes	$4,348	$2,835	$9,361	$5,913

The following summarizes the redemption feature, location within the condensed consolidated balance sheets and the value at which the noncontrolling interests are recorded for each joint venture as of June 28, 2015:

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

The following summarizes changes in these redeemable noncontrolling interests (in thousands):

Balance at December 28, 2014	$8,555
Net income	2,329
Distributions	(3,000)
Change in redemption value	(143)
Balance at June 28, 2015	$7,741

The noncontrolling interests of our Colonel’s Limited, LLC and PJ Minnesota, LLC joint ventures are recorded at carrying value in “Stockholders’ equity” in the condensed consolidated balance sheets at both June 28, 2015 and December 28, 2014, as the noncontrolling interest holders’ agreements had no redemption features.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of June 28, 2015, we had a net deferred tax liability of approximately $6.9 million.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 28, 2015 and December 28, 2014 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

June 28, 2015
Financial assets:
Cash surrender value of life insurance policies (a)	$18,758	$18,758	$—	$—

Financial liabilities:
Interest rate swaps (b)	1,021	—	1,021	—

December 28, 2014
Financial assets:
Cash surrender value of life insurance policies (a)	$18,238	$18,238	$—	$—

Financial liabilities:
Interest rate swaps (b)	376	—	376	—

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

There were no transfers among levels within the fair value hierarchy during the six months ended June 28, 2015.

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

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued “Revenue from Contracts with Customers” (Accounting Standards Update 2014-09), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. This update requires companies to recognize revenue at amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. Such estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Companies can either apply a full retrospective adoption or a modified retrospective adoption.

We are required to adopt the new requirements in the first quarter of 2018 based on the FASB’s decision to defer the effective date by one year. We are evaluating the method of adoption and its impact of the new requirements on our consolidated financial statements. We currently do not believe the impact will be significant.

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

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014

Basic earnings per common share:
Net income attributable to the Company	$10,780	$16,748	$33,016	$36,059
Decrease (increase) in noncontrolling interest redemption value	73	(31)	143	(39)
Net income attributable to participating securities	(50)	(81)	(150)	(218)
Net income attributable to common shareholders	$10,803	$16,636	$33,009	$35,802

Weighted average common shares outstanding	39,692	41,225	39,764	41,501
Basic earnings per common share	$0.27	$0.40	$0.83	$0.86

Diluted earnings per common share:
Net income attributable to common shareholders	$10,803	$16,636	$33,009	$35,802

Weighted average common shares outstanding	39,692	41,225	39,764	41,501
Dilutive effect of outstanding equity awards (a)	525	745	604	831
Diluted weighted average common shares outstanding	40,217	41,970	40,368	42,332
Diluted earnings per common share	$0.27	$0.40	$0.82	$0.85

(a)         Excludes 292 and 198 awards for the three and six months ended June 28, 2015 and 284 and 176 awards for the three and six months ended June 29, 2014, as the effect of including such awards would have been antidilutive.

4.              Debt

Our debt is comprised entirely of an unsecured revolving line of credit (“Credit Facility”). The outstanding balance was $234.0 million as of June 28, 2015 and $230.5 million as of December 28, 2014. On October 31, 2014, we amended our Credit Facility to increase the amount available to $400 million from the previous $300 million availability and to extend the maturity date from April 30, 2018 to October 31, 2019. Additionally, we have the option to increase the Credit Facility an additional $100 million. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $147.2 million as of June 28, 2015.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At June 28, 2015, we were in compliance with these covenants.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Credit Facility. We currently have the following interest rate swaps:

Effective Dates	Debt Amount	Fixed Rates

July 30, 2013 through April 30, 2018	$75 million	1.42%

December 30, 2014 through April 30, 2018	$50 million	1.36%

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on borrowings. The effective portion of the gain or loss on the swaps is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swaps are accounted for as adjustments to interest expense. As of June 28, 2015, the swaps were highly effective cash flow hedges with no ineffectiveness for the three and six month periods ended June 28, 2015.

The weighted average interest rate for the Credit Facility, including the impact of the previously mentioned swaps, were 2.0% and 1.7% for the three months ended June 28, 2015 and June 29, 2014, respectively, and 2.0% and 1.6% for the six months ended June 28, 2015 and June 29, 2014, respectively. Interest paid, including payments made or received under the swaps, was $1.3 million and $853,000 for the three months ended June 28, 2015 and June 29, 2014, respectively, and $2.6 million and $1.6 million for the six months ended June 28, 2015 and June 29, 2014, respectively. As of June 28, 2015, the portion of the $1.0 million interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $360,000.

5.                    Litigation

Litigation

The Company is involved in a number of lawsuits, claims, investigations and proceedings, including the matter identified below, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective and class action filed in August 2009 in the United States District Court, Eastern District of Missouri (“the Court”), alleging that delivery drivers were not properly reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act (“FLSA”). Approximately 3,900 drivers out of a potential class size of 28,800 opted into the action. In late December 2013, the District Court granted a motion for class certification in five additional states, which added approximately 15,000 plaintiffs to the case.  The trial, originally scheduled for August 2015, was stayed in June 2015, pending U.S. Supreme Court review of another relevant case regarding certification. After the stay was granted, the parties reached a settlement in principle subject to approval by the Court. The Company continues to deny any liability or wrongdoing in this matter. In accordance with this preliminary settlement agreement, the Company has recorded a pre-tax expense of $12.3 million for the quarter ended June 28, 2015 under the provisions of ASC 450, Contingencies.  This amount is separately reported as Legal settlement expense in the condensed consolidated statements of income.

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

Our segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Revenues from external customers:
Domestic Company-owned restaurants	$185,962	$170,000	$383,249	$348,193
Domestic commissaries	149,007	150,581	311,340	314,628
North America franchising	23,276	21,115	48,900	43,873
International	26,326	25,573	51,752	49,202
All others	14,420	13,595	36,034	26,345
Total revenues from external customers	$398,991	$380,864	$831,275	$782,241

Intersegment revenues:
Domestic commissaries	$54,459	$51,592	$112,346	$106,313
North America franchising	671	583	1,342	1,187
International	75	90	150	158
All others	3,694	8,087	7,626	11,817
Total intersegment revenues	$58,899	$60,352	$121,464	$119,475

Income (loss) before income taxes:
Domestic Company-owned restaurants	$14,617	$10,651	$33,097	$23,936
Domestic commissaries	10,702	6,846	22,502	17,277
North America franchising	20,054	17,882	42,373	37,366
International	2,279	1,903	3,623	2,635
All others	(117)	(442)	326	148
Unallocated corporate expenses (1)	(29,949)	(10,702)	(47,154)	(23,163)
Elimination of intersegment losses (profits)	(55)	98	(800)	(553)
Total income before income taxes	$17,531	$26,236	$53,967	$57,646

Property and equipment:
Domestic Company-owned restaurants	$211,511
Domestic commissaries	109,200
International	27,287
All others	48,471
Unallocated corporate assets	172,713
Accumulated depreciation and amortization	(353,974)
Net property and equipment	$215,208

(1)         Includes a $12.3 million legal settlement expense in the three- and six-month periods of 2015. See “Note 5” for additional information.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At June 28, 2015, there were 4,734 Papa John’s restaurants (741 Company-owned and 3,993 franchised) operating in all 50 states and in 38 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Restaurant Progression

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

North America Company-owned:
Beginning of period	691	666	686	665
Opened	1	2	4	4
Closed	—	(1)	—	(2)
Acquired from franchisees	1	5	3	5
End of period	693	672	693	672
International Company-owned:
Beginning of period	48	58	49	58
Opened	—	1	—	1
Closed	—	—	(1)	—
End of period	48	59	48	59
North America franchised:
Beginning of period	2,650	2,615	2,654	2,621
Opened	19	28	37	49
Closed	(15)	(24)	(35)	(51)
Sold to Company	(1)	(5)	(3)	(5)
End of period	2,653	2,614	2,653	2,614
International franchised:
Beginning of period	1,310	1,101	1,274	1,084
Opened	42	46	92	69
Closed	(12)	(5)	(26)	(11)
End of period	1,340	1,142	1,340	1,142
Total restaurants - end of period	4,734	4,487	4,734	4,487

Item Impacting Comparability; Non-GAAP Measure

The following table reconciles our GAAP financial results to the adjusted (non-GAAP) financial results, excluding the legal settlement expense for Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc., a conditionally certified collective and class action, for the three and six months ended June 28, 2015. We present these non-GAAP measures because we believe the legal settlement impacts the comparability of our results of operations. For additional information about the legal settlement, see “Note 5” of “Notes to Condensed Consolidated Financial Statements.”

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands, except per share amounts)	2015	2014	2015	2014

Income before income taxes, as reported	$17,531	$26,236	$53,967	$57,646
Legal settlement expense	12,278	—	12,278	—
Income before income taxes, as adjusted	$29,809	$26,236	$66,245	$57,646

Net income, as reported	$10,780	$16,748	$33,016	$36,059
Legal settlement expense	7,986	—	7,986	—
Net income, as adjusted	$18,766	$16,748	$41,002	$36,059

Diluted earnings per share, as reported	$0.27	$0.40	$0.82	$0.85
Legal settlement expense	0.20	—	0.20	—
Diluted earnings per share, as adjusted	$0.47	$0.40	$1.02	$0.85

The non-GAAP results shown above and within this document, which exclude the legal settlement, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting certain financial information without the legal settlement is important for purposes of comparison to prior year results and analyzing each segment’s operating results. In addition, management uses this metric to evaluate the Company’s underlying operating performance and to analyze trends.

FOCUS System

As of June 28, 2015, we have implemented our new, proprietary point-of-sale system (“FOCUS”) in our domestic restaurants. FOCUS had the following impact on our condensed consolidated statements of income for the three and six months ended June 28, 2015 and June 29, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014

Franchise royalties (a)	$(737)	$—	$(1,307)	$—
Other sales (b)	1,268	123	9,808	135
Other operating expenses (c)	(1,374)	(462)	(9,903)	(651)
Depreciation and amortization (d)	(1,239)	(529)	(2,476)	(579)
Net decrease in income before income taxes	$(2,082)	$(868)	$(3,878)	$(1,095)

Diluted earnings per common share	$(0.04)	$(0.01)	$(0.06)	$(0.02)

(a)         Royalty incentive program tied to franchise rollout of FOCUS.

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

Results of Operations

Summary of Operating Results - Segment Review

Discussion of Revenues

Consolidated revenues were $399.0 million for the three months ended June 28, 2015, an increase of $18.1 million, or 4.8%, over the corresponding 2014 period. For the six months ended June 28, 2015, total revenues were $831.3 million, an increase of $49.0 million, or 6.3%, over the corresponding 2014 period. The increases in revenues for the three and six months ended June 28, 2015, were primarily due to the following:

•                  Domestic Company-owned restaurant sales increased $16.0 million, or 9.4%, and $35.1 million, or 10.1%, for the three and six months ended June 28, 2015, respectively, primarily due to increases of 7.4% and 7.7% in comparable sales and increases of 2.8% and 3.0% in equivalent units during the three and six months ended June 28, 2015, respectively. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

•                  North America franchise royalty revenue increased approximately $2.1 million, or 10.0%, and $4.8 million or 11.1%, for the three and six months ended June 28, 2015, respectively, primarily due to increases of 4.8% and 5.4% in franchise comparable sales and due to reduced levels of royalty incentives.

•                  Domestic commissary sales decreased $1.6 million, or 1.0%, and $3.3 million, or 1.0%, for the three and six months ended June 28, 2015, respectively, as lower revenues associated with lower cheese prices were somewhat offset by increases in sales volumes.

•                  Other sales increased approximately $800,000, or 6.1%, and $9.7 million, or 36.8%, for the three and six months ended June 28, 2015, respectively. The increases were primarily due to FOCUS equipment sales to franchisees. See the “FOCUS System” section above for additional information.

•                  International royalties and franchise and development fees increased approximately $300,000, or 5.1%,  and $1.0 million, or 8.6%, for the three and six months ended June 28, 2015, respectively, primarily due to increases in the number of franchised restaurants and increases in comparable sales of 7.0% and 7.5%, calculated on a constant dollar basis. The increases were somewhat offset by the negative impact of foreign currency exchange rates of approximately $700,000 and $1.3 million for the three- and six-month periods.

•                  International restaurant and commissary sales increased approximately $400,000, or 2.2%, and $1.5 million, or 4.1%, for the three and six months ended June 28, 2015, respectively, primarily due to an increase in commissary revenues from increases in units and higher comparable sales. This increase was partially offset by lower sales at China Company-owned restaurants due to the disposition of eleven restaurants in 2014. Additionally, sales were negatively impacted $1.3 million and $2.5 million for the three- and six month periods, respectively, by foreign currency exchange rates.

Discussion of Operating Results

Second quarter 2015 income before income taxes was $17.5 million compared to $26.2 million in the prior year comparable period. Excluding the previously discussed legal settlement, income before income taxes was $29.8 million for the second quarter of 2015, or an increase of 13.6%. Income before income taxes was $54.0 million for the six months ended June 28, 2015, compared to $57.6 million for the prior year comparable period.  Excluding the previously discussed legal settlement, income before income taxes was $66.2 million for the six months ended June 29, 2015, or an increase of 14.9%. Income before income taxes is summarized in the following table on a reporting segment basis. Alongside the GAAP income before income taxes data, we have included “adjusted” income before income taxes to exclude the legal settlement expense. We believe this non-GAAP measure is important for purposes of comparing to prior year results.

	Three Months Ended
	As Reported	Legal	Adjusted		Adjusted
	June 28,	Settlement	June 28,	June 29,	Increase
(In thousands)	2015	Expense	2015	2014	(Decrease)

Domestic company-owned restaurants	$14,617	$—	$14,617	$10,651	$3,966
Domestic commissaries	10,702	—	10,702	6,846	3,856
North America franchising	20,054	—	20,054	17,882	2,172
International	2,279	—	2,279	1,903	376
All others	(117)	—	(117)	(442)	325
Unallocated corporate expenses	(29,949)	12,278	(17,671)	(10,702)	(6,969)
Elimination of intersegment losses (profits)	(55)	—	(55)	98	(153)
Total income before income taxes (a)	$17,531	$12,278	$29,809	$26,236	$3,573

	Six Months Ended
	As Reported	Legal	Adjusted		Adjusted
	June 28,	Settlement	June 28,	June 29,	Increase
(In thousands)	2015	Expense	2015	2014	(Decrease)

Domestic company-owned restaurants	$33,097	$—	$33,097	$23,936	$9,161
Domestic commissaries	22,502	—	22,502	17,277	5,225
North America franchising	42,373	—	42,373	37,366	5,007
International	3,623	—	3,623	2,635	988
All others	326	—	326	148	178
Unallocated corporate expenses	(47,154)	12,278	(34,876)	(23,163)	(11,713)
Elimination of intersegment losses (profits)	(800)	—	(800)	(553)	(247)
Total income before income taxes (a)	$53,967	$12,278	$66,245	$57,646	$8,599

(a)         Includes FOCUS system costs of approximately $2.1 million and $868,000 for the three months ended June 28, 2015 and June 29, 2014, respectively, and approximately $3.9 million and $1.1 million for the six months ended June 28, 2015 and June 29, 2014, respectively. See the Focus System section above for additional information.

The increases of $3.6 million, or 13.6%, and $8.6 million, or 14.9%, excluding the legal settlement, for the three- and six-month periods in 2015, respectively, were primarily due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes increased $4.0 million and $9.2 million for the three and six months ended June 28, 2015, respectively, compared to the corresponding prior year periods. The increases were primarily due to higher profits from the 7.4% and 7.7% increases in comparable sales and lower commodity costs. The market price for cheese averaged $1.63 and $1.58 per pound for the three- and six-month periods in 2015, compared to $2.13 and $2.17 per pound in the prior year comparable periods. This was slightly offset by higher depreciation expense associated with FOCUS equipment of approximately $400,000 and $900,000 for the three- and six-month periods.

•                  Domestic Commissary Segment. Domestic commissaries’ income before income taxes increased approximately $3.9 million and $5.2 million for the three and six months ended June 28, 2015,

respectively, compared to the corresponding prior year periods primarily due to higher margins and incremental profits from higher restaurant volumes.

•                  North America Franchising Segment. North America Franchising income before income taxes increased $2.2 million and $5.0 million for the three and six months ended June 28, 2015, respectively, compared to the corresponding prior year periods. The increases were primarily due to higher royalties from the 4.8% and 5.4% comparable sales increases and reduced levels of royalty incentives.

•                  International Segment. Income before income taxes increased approximately $400,000 and $1.0 million for the three and six months ended June 28, 2015, respectively, compared to the corresponding prior year periods. The increases were primarily due to increases in units and comparable sales increases of 6.8% and 7.2%, which resulted in both higher royalties and increases of approximately $300,000 and $600,000 in United Kingdom profits for the three- and six-month periods, respectively. These increases were somewhat offset by the impact of negative foreign currency exchange rates of approximately $500,000 and $1.0 million for the three- and six-month periods, respectively.

•                  All Others Segment. The “All Others” reporting segment income before income taxes, which primarily includes our online and mobile ordering business and our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, increased approximately $300,000 and $200,000 for the three and six months ended June 28, 2015, respectively, compared to the corresponding prior year periods. The increases were primarily due to improvements in our online and mobile ordering business due to higher online volumes. The increase for the six-month period was somewhat offset by reduced operating results at Preferred Marketing Solutions, primarily associated with an increased number of discounted direct mail campaigns.

•                  Unallocated Corporate Expenses. Unallocated corporate expenses increased approximately $7.0 million and $11.7 million for the three and six months ended June 28, 2015, respectively, compared to the corresponding 2014 periods. The components of unallocated corporate expenses were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 28,	June 29,	Increase	June 28,	June 29,	Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)

General and administrative (a)	$14,896	$8,146	$6,750	$28,850	$18,475	$10,375
Net interest expense (income) (b)	1,230	781	449	2,477	1,386	1,091
Depreciation	2,138	1,839	299	4,219	3,614	605
Other (income) expense (c)	(1,402)	(502)	(900)	(2,163)	(895)	(1,268)
FOCUS system costs (d)	809	438	371	1,493	583	910
Total unallocated corporate expenses	$17,671	$10,702	$6,969	$34,876	$23,163	$11,713

(a)         The increases in unallocated general and administrative costs for the three- and six-month periods in 2015 were primarily due to higher management incentive compensation, tied to higher projected annual operating results, higher salaries and benefits, including health insurance, and increased legal costs. The second quarter of 2015 had $1.4 million of higher expenses due to a shift in the timing of the annual operators’ conference (shift in timing from the first quarter in 2014 to the second quarter in 2015). For the six-month period, there was not a significant change in the cost of the operators’ conference.

(b)         The increase in net interest expense (income) was primarily due to a higher average outstanding debt balance with a higher effective interest rate.

(c)          Other (income) expense is favorable primarily due to lower provisions for uncollectible accounts and notes receivable in the three- and six-month periods of 2015.

(d)         Includes depreciation expense for capitalized FOCUS software development costs and other costs to support the rollout of the program.

Diluted earnings per share were $0.27 ($0.47, excluding the $0.20 legal settlement), for the three months ended June 28, 2015, compared to $0.40 in the corresponding prior year period. Diluted earnings per share were $0.82 ($1.02, excluding the $0.20 legal settlement), for the six months ended June 28, 2015, compared to $0.85 in the corresponding prior year period. Diluted earnings per share increased $0.02 and $0.05 for the three- and six-month periods, respectively, due to reductions in shares outstanding (a 4.2% reduction for the three-month period and a 4.6% reduction for the six-month period). Additionally, FOCUS system costs reduced diluted earnings per share by $0.04 and $0.01 for the three months ended June 28, 2015 and June 29, 2014, respectively, and $0.06 and $0.02 for the six months ended June 28, 2015 and June 29, 2014, respectively.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $186.0 million for the three months ended June 28, 2015, compared to $170.0 million for the same period in 2014, and $383.2 million for the six months ended June 28, 2015, compared to $348.2 million for the same period in 2014. The increases of $16.0 million and $35.1 million were primarily due to the previously mentioned increases of 7.4% and 7.7% in comparable sales and increases of 2.8% and 3.0% in equivalent units during the three and six months ended June 28, 2015, respectively.

North America franchise royalties were $23.1 million and $48.4 million for the three and six months ended June 28, 2015, respectively, representing increases of approximately $2.1 million, or 10.0%, and $4.8 million, or 11.1%, from the comparable periods in the prior year. The increases in royalties were primarily due to increases in North America franchise sales and reduced levels of royalty incentives in 2015. North America franchise sales increased 5.3% to $523.2 million for the three months ended June 29, 2015, compared to $496.7 million for the same period in 2014, and increased 5.8% to $1.09 billion for the six months ended June 28, 2015, compared to $1.03 billion for the same period in 2014. The increases were primarily due to the 4.8% and 5.4% increases in comparable sales for the three- and six-month periods, respectively. Franchise restaurant sales are not included in Company revenues; however, our domestic royalty revenue is derived from these sales.

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

The comparable sales base and average weekly sales for 2015 and 2014 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	June 28, 2015		June 29, 2014
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	693	2,653	672	2,614
Equivalent units	682	2,545	664	2,518
Comparable sales base units	665	2,347	643	2,295
Comparable sales base percentage	97.5%	92.2%	96.9%	91.1%
Average weekly sales - comparable units	$21,164	$16,289	$19,923	$15,654
Average weekly sales - total non-comparable units (a)	$13,448	$10,210	$13,084	$10,226
Average weekly sales - all units	$20,977	$15,815	$19,710	$15,173

	Six Months Ended
	June 28, 2015		June 29, 2014
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	693	2,653	672	2,614
Equivalent units	680	2,544	660	2,522
Comparable sales base units	664	2,344	641	2,298
Comparable sales base percentage	97.6%	92.1%	97.1%	91.1%
Average weekly sales - comparable units	$21,866	$16,926	$20,503	$16,166
Average weekly sales - total non-comparable units (a)	$13,941	$10,428	$13,133	$10,426
Average weekly sales - all units	$21,681	$16,417	$20,289	$15,656

(a)    Includes 121 traditional and 213 non-traditional units as of June 28, 2015 and 157 traditional and 191 non-traditional units as of June 29, 2014.

Domestic commissary sales decreased 1.0% to $149.0 million for the three months ended June 28, 2015, from $150.6 million in the comparable 2014 period and decreased 1.0% to $311.3 million for the six months ended June 28, 2015, from $314.6 million in the comparable 2014 period. The decreases were primarily due to decreases in cheese prices, which were somewhat offset by increases in sales volumes. PJ Food Service (“PJFS”) pricing for cheese is based on a fixed dollar markup; when cheese prices decrease, revenues will decrease with no overall impact on the related dollar margin.

Other sales increased approximately $800,000, or 6.1%, and $9.7 million, or 36.8%, for the three and six months ended June 28, 2015, respectively. The increases were primarily due to FOCUS equipment sales to franchisees. See the “FOCUS System” section above for additional information.

International royalties and franchise and development fees increased approximately $300,000, or 5.1%, for the three months ended June 28, 2015, and increased $1.0 million, or 8.6%, for the six months ended June 28, 2015, from the prior comparable periods. The increases were due to increases in units and comparable sales of 7.0% and 7.5%, calculated on a constant dollar basis, for the three- and six-month periods, respectively. The increases were somewhat offset by the negative impact of foreign currency exchange rates of approximately $700,000 and $1.3 million for the respective periods. International franchise sales were $150.3 million for the three months ended June 28, 2015, compared to $140.1 million for the same period in 2014, representing an increase of 7.3%. International franchise sales for the six months ended June 28, 2015 increased 8.0% to $292.8 million compared to $270.9 million for the same period in 2014.  International franchise sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

International restaurant and commissary sales increased approximately $400,000, or 2.2%, for the three months ended June 28, 2015, and increased $1.5 million, or 4.1%, for the six months ended June 28, 2015, from the prior comparable periods. The increases were primarily due to higher commissary revenues from increases in units and comparable sales. The increases were partially offset by lower sales to China Company-owned restaurants due to the disposition of eleven restaurants in 2014. Additionally, sales were negatively impacted $1.3 million and $2.5 million for the three- and six month periods, respectively, by foreign currency exchange rates.

Costs and expenses.  The restaurant operating margin for domestic Company-owned units was 20.8% for the three months ended June 28, 2015, compared to 18.9% for the same period in 2014, and was 21.1% for the six months ended June 28, 2015, compared to 19.2% for the same period in 2014. The margins were comprised of the following changes for the three and six months ended June 28, 2015:

•                  Cost of sales were 1.4% and 1.3% lower for the three and six months ended June 28, 2015, as compared to the same periods in 2014, primarily due to lower commodity costs, primarily cheese.

•                  Salaries and benefits were 0.8% and 0.6% higher primarily due to higher bonuses paid to general managers.

•                  Advertising and related costs were 0.2% and 0.4% lower primarily due to lower discretionary spending and the benefit of higher sales.

•                  Occupancy costs and other restaurant operating costs were 1.0% and 0.8% lower primarily due to lower mileage reimbursement from lower gas prices.

Domestic commissary margin was 7.7% for the three months ended June 28, 2015, compared to 6.0% for the corresponding period in 2014, and 7.7% for the six months ended June 28, 2015, compared to 6.8% for the corresponding period in 2014 and consisted of the following differences:

•                  Cost of sales were 2.3% and 1.9% lower for the three and six months ended June 28, 2015 primarily due to lower cheese costs which have a fixed-dollar markup. As cheese prices are lower, food cost as a percentage of sales is lower.

•                  Salaries and benefits and other commissary operating expenses were 0.6% and 0.9% higher as a percentage of sales primarily due to lower PJFS revenues. As noted previously, PJFS revenues are lower due to lower cheese prices. Additionally, PJFS had higher overall delivery costs due to higher driver compensation costs that were somewhat offset by lower fuel costs.

Other operating expenses as a percentage of other sales were 94.6% and 95.1% for the three and six months ended June 28, 2015, respectively, compared to 97.2% and 93.6% in the prior comparable periods. The lower operating expenses for the three-month period were primarily due to the decreasing number of franchise FOCUS systems sales, and related operating expenses, as we finished the rollout. Overall, FOCUS systems sales have a low margin. The higher operating expenses for the six-month period were primarily due to the significant volume of franchise FOCUS system sales and related operating expenses attributable to the first quarter of 2015. The six month results also reflect the impact of an increased number of direct mail campaigns offered to our domestic restaurants by Preferred Marketing Solutions.

International restaurant and commissary expenses as a percentage of sales were 82.6% for the second quarter of 2015 and approximated 82.4% in the second quarter of 2014. For the six months ended June 28, 2015, expenses were 82.2% as compared to 82.9% for the corresponding 2014 period. The decrease as a percentage of sales for the six-month period was primarily due to the benefit of higher commissary sales volumes and a higher commissary margin.

General and administrative (G&A) costs were $42.0 million, or 10.5%, of revenues for the three months ended June 28, 2015, compared to $33.6 million, or 8.8%, of revenues for the same period in 2014. G&A costs were $84.0 million, or 10.1%, of revenues for the six months ended June 28, 2015, compared to $70.5 million, or 9.0%, of revenues for the same period in 2014. The increases of $8.5 million and $13.4 million for the three- and six-month periods were primarily due to the following:

•                  Corporate G&A costs increased primarily due to higher management incentive compensation, tied to higher projected annual operating results, higher salaries and benefits, including health insurance, and increased legal costs. The second quarter of 2015 also had $1.4 million of higher expenses due to a shift in the timing of our annual operators’ conference (shift in timing from the first quarter in 2014 to the second quarter in 2015). For the six-month period, there was not a significant change in the cost of our operators’ conference.

•                  Domestic Company-owned restaurant supervisor bonuses increased due to higher sales and higher operating profits.

•                  International G&A costs increased primarily due to incremental advertising spending to support our international franchise operations.

Other general expenses decreased approximately $1.0 million and $700,000 for the three and six months ended June 28, 2015, respectively, primarily due to lower provisions for uncollectible accounts and notes receivable.

Depreciation and amortization was $10.1 million (2.5% of revenues) for the three months ended June 28, 2015, compared to $9.9 million (2.6% of revenues) for the same 2014 period, and $20.2 million (2.4% of revenues) for the six months ended June 28, 2015, compared to $19.0 million (2.4% of revenues) for the 2014 period. This includes incremental depreciation from both FOCUS capitalized software costs and Company-owned restaurants equipment costs.

Legal settlement expense. This line item consists of $12.3 million of settlement costs in the three- and six-month periods of 2015 for a conditionally certified collective and class action alleging our delivery drivers were not properly reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act (“FLSA”). For additional information, see “Note 5” of “Notes to Condensed Consolidated Financial Statements.”

Net interest (expense) income. Net interest expense increased approximately $400,000 and $1.0 million for the three and six months ended June 28, 2015, respectively, primarily due to a higher average outstanding debt balance and higher effective interest rates.

Income tax expense. Our effective income tax rates were 28.9% and 32.0% for the three and six months ended June 28, 2015, respectively, representing decreases from the prior year comparable periods of 3.1% and 1.4% for the three- and six-month periods, respectively. The legal settlement reduced our income tax rates by approximately 2.5% and 0.5% for the three- and six-month periods, respectively. The rates for 2015 also include a higher benefit from various tax deductions and credits, including the U.S. federal manufacturing deduction.

Liquidity and Capital Resources

Our debt is comprised entirely of an unsecured revolving credit facility (“Credit Facility”) with a maturity date of October 31, 2019. Outstanding balances under this $400 million Credit Facility were $234.0 million as of June 28, 2015 and $230.5 million as of December 28, 2014.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Credit Facility. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $147.2 million as of June 28, 2015.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Credit Facility. We currently have the following interest rate swaps as of June 28, 2015:

Effective Dates	Debt Amount	Fixed Rates

July 30, 2013 through April 30, 2018	$75 million	1.42%

December 30, 2014 through April 30, 2018	$50 million	1.36%

Our Credit Facility contains affirmative and negative covenants, including the following financial covenants, as defined by the revolving credit facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	June 28, 2015

Leverage Ratio	Not to exceed 3.0 to 1.0	1.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.7 to 1.0

Our leverage ratio is defined as outstanding debt divided by EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of June 28, 2015.

Cash flow provided by operating activities was $78.0 million for the six months ended June 28, 2015, compared to $54.6 million for the same period in 2014. The increase of approximately $23.4 million was primarily due to higher operating income and favorable changes in inventory and other working capital items. The prior year included higher inventory levels of equipment to support the rollout of FOCUS to our domestic franchised restaurants. The legal settlement does not currently impact cash provided by operating activities as it has not yet been paid. We expect the majority of the settlement payments to be made in the next twelve months.

Our free cash flow, a non-GAAP financial measure, for the six months ended June 28, 2015 and June 29, 2014 was as follows (in thousands):

	Six Months Ended
	June 28,	June 29,
	2015	2014

Net cash provided by operating activities	$77,982	$54,565
Purchases of property and equipment (a)	(16,501)	(26,239)
Free cash flow (b)	$61,481	$28,326

(a)         We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary facilities and equipment and the enhancement of corporate systems and facilities, including technological enhancements such as our FOCUS system. The decrease of approximately $9.7 million is primarily due to the prior year including FOCUS equipment costs for domestic Company-owned restaurants and higher levels of FOCUS software development costs.

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

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings on our revolving credit facility. We repurchased $52.1 million and $63.3 million of common stock for the six months ended June 28, 2015 and June 29, 2014, respectively. Subsequent to June 28, 2015, through July 28, 2015, we repurchased an additional $8.4 million of common stock. As of July 28, 2015, approximately $69.0 million remained available for repurchase under our Board of Directors’ authorization.

We paid cash dividends of $11.1 million ($0.28  per common share) and $10.4 million ($0.25 per common share) for the six months ended June 28, 2015 and June 29, 2014, respectively. Subsequent to the second quarter, on July 30, 2015, our Board of Directors approved a 25% increase in the Company’s dividend rate per common share, from $0.56 on an annual basis to $0.70 on an annual basis, and declared a third quarter dividend of $0.175 per common share (approximately $6.9 million based on current shareholders of record). The dividend will be paid on August 21, 2015 to shareholders of record as of the close of business on August 11, 2015. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

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

•                  the credit performance of our franchise loan programs;

•                  the impact of the resolution of current or future claims and litigation;

•                  current or proposed legislation impacting our business;

•                  failure to effectively execute succession planning, and our reliance on the multiple roles of our Founder, Chairman, and Chief Executive Officer, who also serves as our brand spokesperson;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of a revolving credit facility (“Credit Facility”) with outstanding balances of $234.0  million as of June 28, 2015 and $230.5 million as of December 28, 2014. On October 31, 2014, we amended our Credit Facility to increase the amount available from $300 million to $400 million and extend the maturity date from April 30, 2018 to October 31, 2019. The amendment also allows for an additional $100 million in borrowings. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

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

We currently have the following interest rate swaps outstanding as of June 28, 2015:

Effective Dates	Debt Amount	Fixed Rates
July 30, 2013 through April 30, 2018	$75 million	1.42%

December 30, 2014 through April 30, 2018	$50 million	1.36%

The effective interest rate on borrowings under the Credit Facility, including the impact of the interest rate swaps, was 1.8% as of June 28, 2015. An increase in the present interest rate of 100 basis points on the outstanding balance as of June 28, 2015, including the impact of the interest rate swaps, would increase interest expense by $1.1 million.

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

The following table presents the actual average block price for cheese by quarter through the second quarter of 2015 and the projected average block price for cheese by quarter through 2015 (based on the July 28, 2015 Chicago Mercantile Exchange cheese futures market prices):

	2015		2014
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.538		$2.212
Quarter 2	1.630		2.131
Quarter 3	1.697		2.141
Quarter 4	1.710		1.991
Full Year	$1.644	*	$2.119

*	The full year estimate is based on futures prices and does not include the impact of forward pricing agreements for a portion of our cheese purchases for our domestic Company-owned restaurants.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in a number of lawsuits, claims, investigations and proceedings, including the matter identified below, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Accounting Standards Codification 450, Contingencies, the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective and class action filed in August 2009 in the United States District Court, Eastern District of Missouri (“the Court”), alleging that delivery drivers were not properly reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act (“FLSA”). Approximately 3,900 drivers out of a potential class size of 28,800 opted into the action. In late December 2013, the District Court granted a motion for class certification in five additional states, which added approximately 15,000 plaintiffs to the case.  The trial, originally scheduled for August 2015, was stayed in June 2015, pending U.S. Supreme Court review of another relevant case regarding certification.  After the stay was granted, the parties reached a settlement in principle subject to approval by the Court. The Company continues to deny any liability or wrongdoing in this matter. In accordance with this preliminary settlement agreement, the Company has recorded a pre-tax expense of $12.3 million for the quarter ended June 28, 2015 under the provisions of ASC 450, Contingencies.  This amount is separately reported as Legal settlement expense in the condensed consolidated statements of income.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $1.325 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on December 31, 2015. Through June 28, 2015, a total of 106.4 million shares with an aggregate cost of $1.2 billion and an average price of $11.72 per share have been repurchased under this program. Subsequent to June 28, 2015, through July 28, 2015, we acquired an additional 110,000 shares at an aggregate cost of $8.4 million. As of July 28, 2015, approximately $69.0 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended June 28, 2015 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

03/30/2015 - 04/26/2015	123	$61.56	106,135	$97,163
04/27/2015 - 05/24/2015	139	$64.63	106,274	$88,173
05/25/2015 - 06/28/2015	154	$69.89	106,428	$77,391

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During fiscal quarter ended June 28, 2015, the Company acquired approximately 2,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 28, 2015, filed on August 4, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 4, 2015	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President,
Chief Financial Officer,
Chief Administrative Officer and Treasurer