Form 10-Q
period 2015-09-27
PAPA JOHNS INTERNATIONAL INC
filed 2015-11-03
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2015

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

At October 27, 2015, there were outstanding 39,014,067 shares of the registrant’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	September 27, 2015	December 28, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,441	$20,122
Accounts receivable, net	56,445	56,047
Notes receivable, net	7,738	6,106
Income taxes receivable	796	9,527
Inventories	24,335	27,394
Deferred income taxes	9,990	8,248
Prepaid expenses	15,914	18,736
Other current assets	9,462	9,828
Assets held for sale	9,555	—
Total current assets	158,676	156,008
Property and equipment, net	209,137	219,457
Notes receivable, less current portion, net	10,444	12,801
Goodwill	79,913	82,007
Deferred income taxes	3,021	3,914
Other assets	33,426	38,616
Total assets	$494,617	$512,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,546	$38,832
Income and other taxes payable	10,012	9,637
Accrued expenses and other current liabilities	78,562	58,293
Total current liabilities	124,120	106,762
Deferred revenue	3,627	4,257
Long-term debt	239,000	230,451
Deferred income taxes	14,251	22,188
Other long-term liabilities	44,034	41,875
Total liabilities	425,032	405,533

Redeemable noncontrolling interests	8,274	8,555

Stockholders’ equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 43,708 at September 27, 2015 and 43,331 at December 28, 2014)	437	433
Additional paid-in capital	155,170	147,912
Accumulated other comprehensive income (loss)	(1,305)	671
Retained earnings	126,045	92,876
Treasury stock (4,673 shares at September 27, 2015 and 3,549 shares at December 28, 2014, at cost)	(232,032)	(155,659)
Total stockholders’ equity, net of noncontrolling interests	48,315	86,233
Noncontrolling interests in subsidiaries	12,996	12,482
Total stockholders’ equity	61,311	98,715
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$494,617	$512,803

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

North America revenues:
Domestic Company-owned restaurant sales	$180,059	$169,076	$563,308	$517,269
Franchise royalties	22,079	22,131	70,519	65,728
Franchise and development fees	206	217	666	493
Domestic commissary sales	145,863	149,224	457,203	463,852
Other sales	14,076	23,359	50,110	49,704
International revenues:
Royalties and franchise and development fees	6,755	6,673	19,894	18,769
Restaurant and commissary sales	20,246	19,719	58,859	56,825
Total revenues	389,284	390,399	1,220,559	1,172,640
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	42,150	42,460	132,943	129,646
Salaries and benefits	50,229	45,835	155,389	139,223
Advertising and related costs	16,293	15,369	49,555	46,979
Occupancy costs and other restaurant operating expenses	39,864	35,687	113,037	104,951
Total domestic Company-owned restaurant expenses	148,536	139,351	450,924	420,799
Domestic commissary expenses:
Cost of sales	111,205	116,908	350,108	364,302
Salaries and benefits and other commissary operating expenses	24,029	22,221	72,420	68,162
Total domestic commissary expenses	135,234	139,129	422,528	432,464
Other operating expenses	13,475	22,794	47,726	47,446
International restaurant and commissary expenses	16,481	16,605	48,209	47,366
General and administrative expenses	36,053	33,671	120,029	104,199
Other general expenses	1,607	3,143	4,427	6,640
Depreciation and amortization	10,461	10,520	30,638	29,539
Total costs and expenses	361,847	365,213	1,124,481	1,088,453
Operating income	27,437	25,186	96,078	84,187
Legal settlement expense	—	—	(12,278)	—
Net interest expense	(1,180)	(968)	(3,576)	(2,323)
Income before income taxes	26,257	24,218	80,224	81,864
Income tax expense	7,281	7,256	24,541	26,522
Net income before attribution to noncontrolling interests	18,976	16,962	55,683	55,342
Income attributable to noncontrolling interests	(1,005)	(887)	(4,696)	(3,208)
Net income attributable to the Company	$17,971	$16,075	$50,987	$52,134

Calculation of income for earnings per share:
Net income attributable to the Company	$17,971	$16,075	$50,987	$52,134
Decrease (increase) in noncontrolling interest redemption value	49	(42)	192	(81)
Net income attributable to participating securities	(73)	(77)	(223)	(295)
Net income attributable to common shareholders	$17,947	$15,956	$50,956	$51,758

Basic earnings per common share	$0.46	$0.39	$1.29	$1.25
Diluted earnings per common share	$0.45	$0.39	$1.27	$1.23

Basic weighted average common shares outstanding	39,394	40,739	39,640	41,248
Diluted weighted average common shares outstanding	39,895	41,386	40,210	42,021

Dividends declared per common share	$0.175	$0.14	$0.455	$0.39

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Net income before attribution to noncontrolling interests	$18,976	$16,962	$55,683	$55,342
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,700)	(1,634)	(1,125)	(708)
Interest rate swaps (1)	(1,386)	694	(2,011)	247
Other comprehensive income (loss), before tax	(3,086)	(940)	(3,136)	(461)
Income tax effect:
Foreign currency translation adjustments	629	605	416	262
Interest rate swaps (2)	513	(256)	744	(91)
Income tax effect	1,142	349	1,160	171
Other comprehensive income (loss), net of tax	(1,944)	(591)	(1,976)	(290)
Comprehensive income before attribution to noncontrolling interests	17,032	16,371	53,707	55,052
Comprehensive loss, redeemable noncontrolling interests	(587)	(724)	(2,915)	(3,066)
Comprehensive (loss) income, nonredeemable noncontrolling interests	(418)	(163)	(1,781)	(142)
Comprehensive income attributable to the Company	$16,027	$15,484	$49,011	$51,844

(1)         Amounts reclassified out of accumulated other comprehensive income (“AOCI”) into net interest (expense) income included $390 and $1,177 for the three and nine months ended September 27, 2015, respectively, and $250 and $749 for the three and nine months ended September 28, 2014, respectively.

(2)         The income tax effects of amounts reclassified out of AOCI into net interest (expense) income were $145 and $436 for the three and nine months ended September 27, 2015, respectively, and $92 and $277 for the three and nine months ended September 28, 2014, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 27, 2015	Sept. 28, 2014

Operating activities
Net income before attribution to noncontrolling interests	$55,683	$55,342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	813	1,714
Depreciation and amortization	30,638	29,539
Deferred income taxes	2,259	7,687
Stock-based compensation expense	7,124	5,958
Excess tax benefit on equity awards	(9,884)	(8,493)
Other	3,268	3,916
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,994)	(6,861)
Income taxes receivable	8,731	—
Inventories	2,178	(9,792)
Prepaid expenses	2,033	2,461
Other current assets	367	(313)
Other assets and liabilities	819	3,887
Accounts payable	(3,380)	(1,380)
Income and other taxes payable	375	6,434
Accrued expenses and other current liabilities	20,508	(5,163)
Deferred revenue	200	(110)
Net cash provided by operating activities	119,738	84,826

Investing activities
Purchases of property and equipment	(26,508)	(37,700)
Loans issued	(2,497)	(5,221)
Repayments of loans issued	3,961	3,371
Acquisitions, net of cash acquired	(491)	(4,264)
Other	406	25
Net cash used in investing activities	(25,129)	(43,789)

Financing activities
Net proceeds on line of credit facility	8,549	66,784
Cash dividends paid	(17,950)	(16,119)
Excess tax benefit on equity awards	9,884	8,493
Tax payments for equity award issuances	(10,947)	(7,540)
Proceeds from exercise of stock options	4,569	4,752
Acquisition of Company common stock	(80,166)	(94,152)
Contributions from noncontrolling interest holders	683	1,086
Distributions to noncontrolling interest holders	(4,950)	(1,200)
Other	377	423
Net cash used in financing activities	(89,951)	(37,473)
Effect of exchange rate changes on cash and cash equivalents	(339)	(86)
Change in cash and cash equivalents	4,319	3,478
Cash and cash equivalents at beginning of period	20,122	13,670
Cash and cash equivalents at end of period	$24,441	$17,148

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 27, 2015

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 27, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) for the year ended December 28, 2014.

2.              Significant Accounting Policies

Noncontrolling Interests

Papa John’s has joint ventures in which there are noncontrolling interests, including the following as of September 27, 2015 and September 28, 2014:

	Number of Restaurants	Restaurant Locations	Papa John’s Ownership	Noncontrolling Interest Ownership
September 27, 2015
Star Papa, LP	85	Texas	51%	49%
Colonel’s Limited, LLC	61	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	35	Minnesota	70%	30%
PJ Denver, LLC	27	Colorado	60%	40%

September 28, 2014
Star Papa, LP	82	Texas	51%	49%
Colonel’s Limited, LLC	56	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	34	Minnesota	70%	30%
PJ Denver, LLC	25	Colorado	60%	40%

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

The income before income taxes attributable to these joint ventures for the three and nine months ended September 27, 2015 and September 28, 2014 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2015	2014	2015	2014

Papa John’s International, Inc.	$1,570	$1,387	$7,240	$4,979
Noncontrolling interests	1,005	887	4,696	3,208
Total income before income taxes	$2,575	$2,274	$11,936	$8,187

The following summarizes the redemption feature, location within the condensed consolidated balance sheets and the value at which the noncontrolling interests are recorded for each joint venture as of September 27, 2015:

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

The following summarizes changes in these redeemable noncontrolling interests (in thousands):

Balance at December 28, 2014	$8,555
Net income	2,915
Distributions	(3,004)
Change in redemption value	(192)
Balance at September 27, 2015	$8,274

The noncontrolling interests of our Colonel’s Limited, LLC and PJ Minnesota, LLC joint ventures are recorded at carrying value in “Stockholders’ equity” in the condensed consolidated balance sheets at both September 27, 2015 and December 28, 2014, as the noncontrolling interest holders’ agreements had no redemption features.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of September 27, 2015, we had a net deferred tax liability of approximately $1.2 million.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues on a quarterly basis to adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures.

Fair Value Measurements and Disclosures

The Company is required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity specific measurement. The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash, accounts receivable and accounts payable. The fair value of our notes receivable, net of allowances, also approximates carrying value. The fair value of the amount outstanding under our revolving credit facility approximates its carrying value due to its variable market-based interest rate. These assets and liabilities are categorized as Level 1 as defined below.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 27, 2015 and December 28, 2014 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

September 27, 2015
Financial assets:
Cash surrender value of life insurance policies (a)	$17,412	$17,412	$—	$—

Financial liabilities:
Interest rate swaps (b)	2,417	—	2,417	—

December 28, 2014
Financial assets:
Cash surrender value of life insurance policies (a)	$18,238	$18,238	$—	$—

Financial liabilities:
Interest rate swaps (b)	376	—	376	—

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

There were no transfers among levels within the fair value hierarchy during the nine months ended September 27, 2015.

Variable Interest Entities

Papa John’s domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. PJMF is a variable interest entity as it does not have sufficient equity to fund its operations without ongoing financial support and contributions from its members. Based on the ownership and governance structure and operating procedures of PJMF, we have determined that we do not have the power to direct the most significant activities of PJMF and therefore are not the primary beneficiary. Accordingly, consolidation of PJMF is not appropriate.

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

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2015	2014	2015	2014

Basic earnings per common share:
Net income attributable to the Company	$17,971	$16,075	$50,987	$52,134
Decrease (increase) in noncontrolling interest redemption value	49	(42)	192	(81)
Net income attributable to participating securities	(73)	(77)	(223)	(295)
Net income attributable to common shareholders	$17,947	$15,956	$50,956	$51,758

Weighted average common shares outstanding	39,394	40,739	39,640	41,248
Basic earnings per common share	$0.46	$0.39	$1.29	$1.25

Diluted earnings per common share:
Net income attributable to common shareholders	$17,947	$15,956	$50,956	$51,758

Weighted average common shares outstanding	39,394	40,739	39,640	41,248
Dilutive effect of outstanding equity awards (a)	501	647	570	773
Diluted weighted average common shares outstanding	39,895	41,386	40,210	42,021
Diluted earnings per common share	$0.45	$0.39	$1.27	$1.23

(a)         Excludes 219 and 234 awards for the three and nine months ended September 27, 2015 and 270 and 208 awards for the three and nine months ended September 28, 2014, because their inclusion would have had an antidilutive effect.

4.              Debt

Our debt is comprised entirely of borrowings under our unsecured revolving line of credit (“Credit Facility”). The outstanding balance was $239.0 million as of September 27, 2015 and $230.5 million as of December 28, 2014. On October 31, 2014, we amended our Credit Facility to increase the amount available to $400 million from the previous $300 million availability and to extend the maturity date from April 30, 2018 to October 31, 2019. Additionally, we have the option to increase the Credit Facility an additional $100 million. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $138.5 million as of September 27, 2015.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At September 27, 2015, we were in compliance with these covenants.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Credit Facility. During the quarter ended September 27, 2015, we executed three additional forward starting swaps for $125.0 million that become effective in 2018 upon expiration of the two existing swaps for $125.0 million. As of September 27, 2015, we have the following interest rate swap agreements:

Effective Dates	Debt Amount	Fixed Rates

July 30, 2013 through April 30, 2018	$75 million	1.42%

December 30, 2014 through April 30, 2018	$50 million	1.36%

April 30, 2018 through April 30, 2023	$55 million	2.33%

April 30, 2018 through April 30, 2023	$35 million	2.36%

April 30, 2018 through April 30, 2023	$35 million	2.34%

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on borrowings. The newly executed forward starting swaps are also deemed cash flow hedges based upon our intent to replace the existing facility that matures in 2019 with new variable rate debt. As of September 27, 2015, the swaps were highly effective cash flow hedges with no ineffectiveness for the three and nine month periods ended September 27, 2015. The newly executed forward starting swaps are deemed effective given the probability of future forecasted interest payments.

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

The weighted average interest rate for the Credit Facility, including the impact of the previously mentioned swaps, were 2.0% and 1.8% for the three months ended September 27, 2015 and September 28, 2014, respectively, and 2.0% and 1.7% for the nine months ended September 27, 2015 and September 28, 2014, respectively. Interest paid, including payments made or received under the swaps, was $1.3 million and $1.0 million for the three months ended September 27, 2015 and September 28, 2014, respectively, and $3.9 million and $2.6 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. As of September 27, 2015, the portion of the $2.4 million interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $715,000.

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

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective and class action filed in August 2009 in the United States District Court, Eastern District of Missouri (“the Court”), alleging that delivery drivers were not properly reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act (“FLSA”). Approximately 3,900 drivers out of a potential class size of 28,800 opted into the action. In late December 2013, the Court granted a motion for class certification in five additional states, which added approximately 15,000 plaintiffs to the case. The trial, originally scheduled for August 2015, was stayed in June 2015, pending U.S. Supreme Court review of another relevant case regarding certification. After the stay was granted, the parties reached a settlement in principle, which has been preliminarily approved by the Court in September 2015. The Court has scheduled a final approval hearing in January 2016. The Company continues to deny any liability or wrongdoing in this matter. In accordance with this preliminary settlement agreement, the Company recorded a pre-tax expense of $12.3 million in June 2015 under the provisions of ASC 450, Contingencies.  There was no impact for the quarter ended September 27, 2015. This amount is separately reported as Legal settlement expense in the condensed consolidated statements of income.

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

Our segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Revenues from external customers:
Domestic Company-owned restaurants	$180,059	$169,076	$563,308	$517,269
Domestic commissaries	145,863	149,224	457,203	463,852
North America franchising	22,285	22,348	71,185	66,221
International	27,001	26,392	78,753	75,594
All others	14,076	23,359	50,110	49,704
Total revenues from external customers	$389,284	$390,399	$1,220,559	$1,172,640

Intersegment revenues:
Domestic commissaries	$53,398	$53,830	$165,744	$160,143
North America franchising	643	574	1,985	1,761
International	73	78	223	236
All others	3,833	6,421	11,459	18,238
Total intersegment revenues	$57,947	$60,903	$179,411	$180,378

Income (loss) before income taxes:
Domestic Company-owned restaurants	$8,088	$8,133	$41,185	$32,069
Domestic commissaries	10,192	8,897	32,694	26,174
North America franchising	19,172	19,023	61,545	56,389
International	3,184	1,436	6,807	4,071
All others	(556)	(298)	(230)	(150)
Unallocated corporate expenses (1)	(13,482)	(12,242)	(60,636)	(35,405)
Elimination of intersegment losses (profits)	(341)	(731)	(1,141)	(1,284)
Total income before income taxes	$26,257	$24,218	$80,224	$81,864

Property and equipment:
Domestic Company-owned restaurants	$215,945
Domestic commissaries	109,532
International	21,266
All others	49,541
Unallocated corporate assets	176,089
Accumulated depreciation and amortization	(363,236)
Net property and equipment	$209,137

(1)         Includes a $12.3 million legal settlement expense in the nine-month period of 2015. See “Note 5” for additional information.

7.              Assets Held for Sale

The Company has decided to refranchise the China market and is planning a sale of its existing China operations, consisting of the Company-owned restaurants and a commissary.  We expect to sell the business within the next 12 months; upon completion of the sale, the Company will not have any Company-owned international restaurants. We have classified the assets as held for sale within the condensed consolidated balance sheet. Upon the transfer of these assets to held for sale, no loss was recognized as their fair value exceeded their carrying value. The following summarizes the associated assets that are classified as held for sale (in thousands):

September 27, 2015
Inventories	$808
Prepaid expenses	790
Net property and equipment	5,406
Goodwill	1,719
Other assets	832
Total assets held for sale	$9,555

The Company-owned China operations have incurred losses before income taxes of $0.4 million and $1.4 million for the three months ended September 27, 2015 and September 28, 2014, respectively, and losses before income taxes of $0.9 million and $2.3 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. The losses for the three and nine months ended September 28, 2014, include an impairment charge of $0.7 million for eight Company-owned restaurants in China. These results are reported in our International segment.

8.              Subsequent Event - Acquisition

In October 2015, the Company signed a letter of intent to purchase 19 domestic franchised Papa John’s restaurants in the Southeast for approximately $11.0 million. The transaction is expected to be completed in the first quarter of 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At September 27, 2015, there were 4,786 Papa John’s restaurants (744 Company-owned and 4,042 franchised) operating in all 50 states and in 38 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Restaurant Progression

	Three Months Ended		Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

North America Company-owned:
Beginning of period	693	672	686	665
Opened	4	5	8	9
Closed	—	(1)	—	(3)
Acquired from franchisees	—	7	3	12
End of period	697	683	697	683
International Company-owned:
Beginning of period	48	59	49	58
Opened	—	—	—	1
Closed	(1)	(1)	(2)	(1)
End of period	47	58	47	58
North America franchised:
Beginning of period	2,653	2,614	2,654	2,621
Opened	31	37	68	86
Closed	(20)	(14)	(55)	(65)
Sold to Company	—	(7)	(3)	(12)
End of period	2,664	2,630	2,664	2,630
International franchised:
Beginning of period	1,340	1,142	1,274	1,084
Opened	50	54	142	123
Closed	(12)	(30)	(38)	(41)
End of period	1,378	1,166	1,378	1,166
Total restaurants - end of period	4,786	4,537	4,786	4,537

Item Impacting Comparability; Non-GAAP Measure

The following table reconciles our GAAP financial results to the adjusted (non-GAAP) financial results, excluding the legal settlement expense for Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc., a conditionally certified collective and class action, for the three and nine months ended September 27, 2015. We present these non-GAAP measures because we believe the legal settlement impacts the comparability of our results of operations. For additional information about the legal settlement, see “Note 5” of “Notes to Condensed Consolidated Financial Statements.”

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(In thousands, except per share amounts)	2015	2014	2015	2014

Income before income taxes, as reported	$26,257	$24,218	$80,224	$81,864
Legal settlement expense	—	—	12,278	—
Income before income taxes, as adjusted	$26,257	$24,218	$92,502	$81,864

Net income, as reported	$17,971	$16,075	$50,987	$52,134
Legal settlement expense	—	—	7,986	—
Net income, as adjusted	$17,971	$16,075	$58,973	$52,134

Diluted earnings per share, as reported	$0.45	$0.39	$1.27	$1.23
Legal settlement expense	—	—	0.20	—
Diluted earnings per share, as adjusted	$0.45	$0.39	$1.47	$1.23

The non-GAAP results shown above and within this document, which exclude the legal settlement, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting certain financial information without the legal settlement is important for purposes of comparison to prior year results. In addition, management uses this metric to evaluate the Company’s underlying operating performance and to analyze trends.

FOCUS System

As of September 27, 2015, we have implemented our new, proprietary point-of-sale system (“FOCUS”) in our domestic restaurants. FOCUS had the following impact on our condensed consolidated statements of income for the three and nine months ended September 27, 2015 and September 28, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	Sept 27,	Sept. 28,	Sept 27,	Sept. 28,
	2015	2014	2015	2014

Franchise royalties (a)	$(673)	$(63)	$(1,980)	$(68)
Other sales (b)	38	9,708	9,846	9,848
Other operating expenses (c)	(56)	(9,773)	(9,959)	(10,424)
Depreciation and amortization (d)	(1,261)	(1,064)	(3,737)	(1,643)
Net decrease in income before income taxes	$(1,952)	$(1,192)	$(5,830)	$(2,287)

Diluted earnings per common share	$(0.04)	$(0.02)	$(0.10)	$(0.04)

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

Results of Operations

Summary of Operating Results - Segment Review

Discussion of Revenues

Consolidated revenues were $389.3 million for the three months ended September 27, 2015, a decrease of $1.1 million, or 0.3%, over the corresponding 2014 period. The decrease for the three month period was primarily due to lower FOCUS equipment sales and lower PJ Food Service (“PJFS”) sales as a result of lower commodity costs. For the nine months ended September 27, 2015, total revenues were $1.22 billion, an increase of $47.9 million, or 4.1%, over the corresponding 2014 period. The changes in revenues for the three and nine months ended September 27, 2015, compared to the corresponding periods in 2014, were primarily due to the following:

•                  Domestic Company-owned restaurant sales increased $11.0 million, or 6.5%, and $46.0 million, or 8.9%, for the three and nine months ended September 27, 2015, respectively, primarily due to increases of 4.7% and 6.8% in comparable sales and increases of 2.8% and 2.9% in equivalent units during the three and nine months ended September 27, 2015, respectively. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

•                  North America franchise royalty revenue decreased approximately $50,000, or 0.2%, for the three months ended September 27, 2015 as the increase in revenue from a 2.4% increase in franchise comparable sales was offset by higher royalty incentives. Revenues increased $4.8 million, or 7.3%, for the nine months ended September 27, 2015 primarily due to an increase of 4.4% in franchise comparable sales and due to lower royalty incentives.

•                  International royalties and franchise and development fees increased approximately $80,000, or 1.2%, and $1.1 million, or 6.0%, for the three and nine months ended September 27, 2015, respectively, primarily due to increases in the number of franchised restaurants and increases in comparable sales of 8.5% and 7.8%, calculated on a constant dollar basis. The negative impact of foreign currency exchange rates reduced our revenues by approximately $800,000 and $2.1 million for the three- and nine-month periods.

•                  International restaurant and commissary sales increased approximately $500,000, or 2.7%, and $2.0 million, or 3.6%, for the three and nine months ended September 27, 2015, respectively, primarily due to an increase in United Kingdom commissary revenues from increases in units and higher comparable sales. This increase was partially offset by lower sales at China Company-owned restaurants due to the disposition of eleven restaurants in 2014 and negative comparable sales. Additionally, sales were negatively impacted $1.3 million and $3.8 million for the three- and nine month periods, respectively, by foreign currency exchange rates.

•                  Other sales decreased approximately $9.3 million, or 39.7%, and increased $400,000, or 0.8%, for the three and nine months ended September 27, 2015, respectively. The decrease for the three-month period was primarily due to higher FOCUS equipment sales to franchisees in 2014. FOCUS equipment sales had no significant impact on operating income results. See the “FOCUS System” section above for additional information.

•                  Domestic commissary sales decreased $3.4 million, or 2.3%, and $6.6 million, or 1.4%, for the three and nine months ended September 27, 2015, respectively, as lower revenues associated with lower cheese prices were somewhat offset by increases in restaurant sales volumes.

Discussion of Operating Results

Third quarter 2015 income before income taxes was $26.3 million compared to $24.2 million in the prior year comparable period, or an increase of 8.4%. Income before income taxes was $80.2 million for the nine months ended September 27, 2015, compared to $81.9 million for the prior year comparable period.  Excluding the previously discussed legal settlement, income before income taxes was $92.5 million for the nine months ended September 28, 2015, or an increase of 13.0%. Income before income taxes is summarized in the following table on a reporting segment basis. Alongside the GAAP income before income taxes data, we have included “adjusted” income before income taxes for the nine-month period of 2015 to exclude the legal settlement expense. We believe this non-GAAP measure is important for purposes of comparing to prior year results.

	Three Months Ended
	Sept. 27,	Sept. 28,	Increase
(In thousands)	2015	2014	(Decrease)

Domestic company-owned restaurants	$8,088	$8,133	$(45)
Domestic commissaries	10,192	8,897	1,295
North America franchising	19,172	19,023	149
International	3,184	1,436	1,748
All others	(556)	(298)	(258)
Unallocated corporate expenses	(13,482)	(12,242)	(1,240)
Elimination of intersegment profits	(341)	(731)	390
Total income before income taxes (a)	$26,257	$24,218	$2,039

	Nine Months Ended
	As Reported	Legal	Adjusted		Adjusted
	Sept. 27,	Settlement	Sept. 27,	Sept. 28,	Increase
(In thousands)	2015	Expense	2015	2014	(Decrease)

Domestic company-owned restaurants	$41,185	$—	$41,185	$32,069	$9,116
Domestic commissaries	32,694	—	32,694	26,174	6,520
North America franchising	61,545	—	61,545	56,389	5,156
International	6,807	—	6,807	4,071	2,736
All others	(230)	—	(230)	(150)	(80)
Unallocated corporate expenses	(60,636)	12,278	(48,358)	(35,405)	(12,953)
Elimination of intersegment losses	(1,141)	—	(1,141)	(1,284)	143
Total income before income taxes (a)	$80,224	$12,278	$92,502	$81,864	$10,638

(a)         Includes FOCUS system costs of approximately $2.0 million and $1.2 million for the three months ended September 27, 2015 and September 28, 2014, respectively, and approximately $5.8 million and $2.3 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. See the “Focus System” section above for additional information.

The increases of $2.0 million, or 8.4%, and $10.6 million, or 13.0%, excluding the legal settlement, for the three- and nine-month periods in 2015, respectively, were primarily due to the following:

•                  Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes were relatively flat for the third quarter of 2015, compared to the same quarter of the prior year, as higher profits from the 4.7% increase in comparable sales and lower commodity costs were offset by incremental insurance expense of approximately $2.9 million primarily from higher non-owned automobile claims costs. Income before income taxes increased approximately $9.1 million for the nine-month period, compared to the corresponding prior year period, as higher profits from the 6.8% increase in comparable sales and lower commodity costs were partially offset by incremental insurance costs of $3.9 million and higher depreciation expense of $1.1 million associated with FOCUS equipment. The market price for cheese averaged $1.68 and $1.62 per pound for the three- and nine-month periods in 2015, compared to $2.14 and $2.16 per pound in the prior year comparable periods.

•                  Domestic Commissary Segment. Domestic commissaries’ income before income taxes increased approximately $1.3 million and $6.5 million for the three and nine months ended September 27, 2015, respectively, compared to the corresponding prior year periods primarily due to higher margins and incremental profits from higher restaurant volumes. These increases were partially offset by incremental insurance expense of approximately $1.6 million and $2.2 million for the three and nine-month periods, respectively, primarily from higher automobile claims costs.

•                  North America Franchising Segment. North America Franchising income before income taxes was $149,000 higher for the third quarter of 2015, compared to the same quarter of the prior year, as higher royalties from the 2.4% comparable sales increase were substantially offset by higher royalty incentives. Income before income taxes increased $5.2 million for the nine months ended September 27, 2015, compared to the corresponding prior year period, due to higher royalties from the 4.4% comparable sales increase and lower royalty incentives.

•                  International Segment. Income before income taxes increased approximately $1.7 million and $2.7 million for the three and nine months ended September 27, 2015, respectively, compared to the corresponding prior year periods. The increases were primarily due to increases in units and comparable sales increases of 8.0% and 7.5%, which resulted in both higher royalties and increases of approximately $1.4 million and $1.9 million in United Kingdom results for the three- and nine-month periods, respectively. These increases were somewhat offset by the impact of negative foreign currency exchange rates of approximately $900,000 and $2.2 million for the three- and nine-month periods, respectively. Additionally, the 2014 periods include an impairment charge of approximately $700,000 for eight Company-owned restaurants in China.

•                  All Others Segment. The “All Others” reporting segment income before income taxes, which primarily includes our online and mobile ordering business and our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, decreased approximately $250,000 and $80,000 for the three and nine months ended September 27, 2015, respectively, compared to the corresponding prior year periods. The decrease of approximately $250,000 for the three-month period was primarily due to higher infrastructure costs to support our online and mobile ordering business, partially offset by higher online volumes. The decrease of approximately $80,000 for the nine-month period was primarily due to reduced operating results at Preferred Marketing Solutions, primarily associated with an increased number of discounted direct mail campaigns, partially offset by improvements in our online and mobile ordering business due to higher online volumes.

•                  Unallocated Corporate Expenses. Unallocated corporate expenses increased approximately $1.2 million and $13.0 million for the three and nine months ended September 27, 2015, respectively, compared to the corresponding 2014 periods. The increase of $1.2 million for the third quarter was primarily due to higher health insurance claims costs. The increase of $13.0 million for the nine-month period was primarily due to higher salaries and benefits, including an increase in health insurance claims costs, and increased legal and interest costs. In addition, management incentive compensation costs have increased in 2015 due to higher annual operating results.

Diluted earnings per share were $0.45 for the three months ended September 27, 2015, compared to $0.39 in the corresponding prior year period. Diluted earnings per share were $1.27 ($1.47, excluding the $0.20 legal settlement), for the nine months ended September 27, 2015, compared to $1.23 in the corresponding prior year period. Diluted earnings per share increased $0.02 and $0.07 for the three- and nine-month periods, respectively, due to reductions in shares outstanding (a 3.6% reduction for the three-month period and a 4.3% reduction for the nine-month period). Additionally, FOCUS system costs reduced diluted earnings per share by $0.04 and $0.02 for the three months ended September 27, 2015 and September 28, 2014, respectively, and $0.10 and $0.04 for the nine months ended September 27, 2015 and September 28, 2014, respectively.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $180.1 million for the three months ended September 27, 2015, compared to $169.1 million for the same period in 2014, and $563.3 million for the nine months ended September 27, 2015, compared to $517.3 million for the same period in 2014. The increases of $11.0 million and $46.0 million were primarily due to the previously mentioned increases of 4.7% and 6.8% in comparable sales and increases of 2.8% and 2.9% in equivalent units during the three and nine months ended September 27, 2015, respectively.

North America franchise royalties were $22.1 million and $70.5 million for the three and nine months ended September 27, 2015, respectively, representing a decrease of approximately $50,000, or 0.2%, and an increase of $4.8 million, or 7.3%, from the comparable periods in the prior year. The decrease for the three-month period was primarily due to increased levels of royalty incentives which more than offset the higher royalties from an increase in North America franchise sales. The increase for the nine-month period was primarily due to higher royalties from the increase in North America franchise sales and reduced levels of royalty incentives. North America franchise sales increased 3.1% to $499.2 million for the three months ended September 27, 2015, compared to $484.3 million for the same period in 2014, and increased 4.9% to $1.585 billion for the nine months ended September 27, 2015, compared to $1.511 billion for the same period in 2014. The increases were primarily due to the 2.4% and 4.4% increases in comparable sales for the three- and nine-month periods, respectively. Franchise restaurant sales are not included in Company revenues; however, our domestic royalty revenue is derived from these sales.

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

The comparable sales base and average weekly sales for 2015 and 2014 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Three Months Ended
	September 27, 2015		September 28, 2014
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	697	2,664	683	2,630
Equivalent units	685	2,521	667	2,496
Comparable sales base units	668	2,355	649	2,311
Comparable sales base percentage	97.5%	93.4%	97.3%	92.6%
Average weekly sales - comparable units	$20,382	$15,596	$19,628	$15,306
Average weekly sales - total non-comparable units (a)	$13,525	$10,073	$15,081	$10,179
Average weekly sales - all units	$20,208	$15,234	$19,504	$14,926

(a) Includes 124 traditional and 214 non-traditional units as of September 27, 2015 and 150 traditional and 204 non-traditional units as of September 28, 2014.

	Nine Months Ended
	September 27, 2015		September 28, 2014
	Company	Franchised	Company	Franchised

Total domestic units (end of period)	697	2,664	683	2,630
Equivalent units	682	2,536	662	2,513
Comparable sales base units	665	2,348	644	2,302
Comparable sales base percentage	97.5%	92.6%	97.3%	91.6%
Average weekly sales - comparable units	$21,369	$16,482	$20,209	$15,879
Average weekly sales - total non-comparable units (a)	$13,686	$10,324	$13,759	$10,356
Average weekly sales - all units	$21,184	$16,204	$20,026	$15,415

(a)   Includes 124 traditional and 214 non-traditional units as of September 27, 2015 and 150 traditional and 204 non-traditional units as of September 28, 2014.

Domestic commissary sales decreased 2.3% to $145.9 million for the three months ended September 27, 2015, from $149.2 million in the comparable 2014 period and decreased 1.4% to $457.2 million for the nine months ended September 27, 2015, from $463.9 million in the comparable 2014 period. The decreases were primarily due to decreases in cheese prices, which were somewhat offset by increases in sales volumes. PJFS pricing for cheese is based on a fixed dollar markup; when cheese prices decrease, revenues will decrease with no overall impact on the related dollar margin.

Other sales decreased approximately $9.3 million, or 39.7%, and increased approximately $400,000, or 0.8%, for the three and nine months ended September 27, 2015, from the prior comparable periods. The decrease for the three-month period was primarily due to lower FOCUS equipment sales to franchisees. See the “FOCUS System” section above for additional information.

International royalties and franchise and development fees increased approximately $80,000, or 1.2%, for the three months ended September 27, 2015, and increased $1.1 million, or 6.0%, for the nine months ended September 27, 2015, from the prior comparable periods. The increases were due to increases in units and comparable sales of 8.5% and 7.8%, calculated on a constant dollar basis, for the three- and nine-month periods, respectively. The negative impact of foreign currency exchange rates reduced our revenues by approximately $800,000 and $2.1 million for the three- and nine-month periods. International franchise sales were $146.1 million for the three months ended September 27, 2015, compared to $139.4 million for the same period in 2014, representing an increase of 4.8%. International franchise sales for the nine months ended September 27, 2015 increased 7.0% to $438.9 million compared to $410.3 million for the same period in 2014. International franchise sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

International restaurant and commissary sales increased approximately $500,000, or 2.7%, for the three months ended September 27, 2015, and increased $2.0 million, or 3.6%, for the nine months ended September 27, 2015, from the prior comparable periods. The increases were primarily due to higher commissary revenues from increases in units and comparable sales. The increases were partially offset by lower sales at China Company-owned restaurants due to the disposition of eleven restaurants in 2014 and negative comparable sales. Additionally, sales were negatively impacted $1.3 million and $3.8 million for the three- and nine month periods, respectively, by foreign currency exchange rates.

Costs and expenses.  The restaurant operating margin for domestic Company-owned units was 17.5% for the three months ended September 27, 2015, compared to 17.6% for the same period in 2014, and was 20.0% for the nine months ended September 27, 2015, compared to 18.6% for the same period in 2014. The margins were comprised of the following changes for the three and nine months ended September 27, 2015, as compared to the same periods in 2014:

•                  Cost of sales were 1.7% and 1.5% lower for the three and nine months ended September 27, 2015, as compared to the same periods in 2014, primarily due to lower commodity costs, primarily cheese.

•                  Salaries and benefits were 0.8% and 0.7% higher for the three and nine months ended September 27, 2015, primarily due to higher bonuses paid to general managers and minimum wage increases.

•                  Advertising and related costs were 0.3% lower for the nine months ended September 27, 2015 (no change for the third quarter) primarily due to lower discretionary spending and the benefit of higher sales.

•                  Occupancy costs and other restaurant operating costs were 1.0% higher and 0.2% lower for the three and nine months ended September 27, 2015. The higher operating expenses for the three months ended were due to the previously mentioned increase in non-owned automobile insurance claims costs, partially offset by lower mileage reimbursement due to lower gas prices.

Domestic commissary margin was 7.3% for the three months ended September 27, 2015, compared to 6.8% for the corresponding period in 2014, and 7.6% for the nine months ended September 27, 2015, compared to 6.8% for the corresponding period in 2014 and consisted of the following differences:

•                  Cost of sales were 2.1% and 2.0% lower for the three and nine months ended September 27, 2015 primarily due to lower cheese costs which have a fixed-dollar markup. As cheese prices are lower, food cost as a percentage of sales is lower.

•                  Salaries and benefits and other commissary operating expenses were 1.6% and 1.1% higher as a percentage of sales. This is primarily due to the previously discussed incremental automobile insurance claims costs of $1.6 million and $2.2 million for the three- and nine-month periods of 2015, respectively. Additionally, PJFS revenues are lower due to lower cheese prices, which increases overall salaries and benefits and other commissary operating expenses as a percentage of sales.

Other operating expenses as a percentage of other sales were 95.7% for the three months ended September 27, 2015 compared to 97.6% for the corresponding period in 2014 and 95.2% for the nine months ended September 27, 2015 compared to 95.5% in the prior comparable periods. The lower operating expenses for the quarter were primarily due to the decreasing number of franchise FOCUS systems sales, and related operating expenses, as we finished the rollout. Overall, FOCUS systems sales have a low margin. The nine month results reflect the impact of an increased number of direct mail campaigns offered to our domestic restaurants by Preferred Marketing Solutions.

International restaurant and commissary expenses as a percentage of sales were 81.4% for the third quarter of 2015 and 84.2% in the third quarter of 2014. For the nine months ended September 27, 2015, expenses were 81.9% as compared to 83.4% for the corresponding 2014 period. The decreases as a percentage of sales for the three- and nine-month periods were primarily due to the benefit of higher commissary sales volumes and higher commissary margins.

General and administrative (G&A) costs were $36.1 million, or 9.3%, of revenues for the three months ended September 27, 2015, compared to $33.7 million, or 8.6%, of revenues for the same period in 2014. G&A costs were $120.0 million, or 9.8%, of revenues for the nine months ended September 27, 2015, compared to $104.2 million, or 8.9%, of revenues for the same period in 2014. The increase of $2.4 million for the three-month period was primarily due to higher insurance claims costs, primarily health insurance, and international support costs. The increase of $15.8 million for the nine-month period was primarily due to the following:

•                  Corporate G&A costs increased primarily due to higher salaries and benefits, including an increase in health insurance claims costs, increased legal costs, and higher management incentive compensation due to higher annual operating results.

•                  Domestic Company-owned restaurant supervisor bonuses increased due to higher sales and higher operating profits.

•                  International G&A costs increased primarily due to incremental advertising spending and other international support costs.

Other general expenses decreased approximately $1.5 million and $2.2 million for the three and nine months ended September 27, 2015, respectively, primarily due to lower provisions for uncollectible accounts and notes receivable and the $700,000 impairment charge in the prior year for eight Company-owned restaurants in China.

Depreciation and amortization was $10.5 million (2.7% of revenues) for the three months ended September 27, 2015, compared to $10.5 million (2.7% of revenues) for the same 2014 period, and $30.6 million (2.5% of revenues) for the nine months ended September 27, 2015, compared to $29.5 million (2.5% of revenues) for the 2014 period. The nine-month period of 2015 includes higher depreciation from both FOCUS capitalized software costs and Company-owned restaurants equipment costs.

Legal settlement expense. This line item consists of $12.3 million of settlement costs in the nine month period of 2015 for a conditionally certified collective and class action alleging our delivery drivers were not properly reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act (“FLSA”). For additional information, see “Note 5” of “Notes to Condensed Consolidated Financial Statements.”

Net interest expense. Net interest expense increased approximately $200,000 and $1.3 million for the three and nine months ended September 27, 2015, respectively, primarily due to a higher average outstanding debt balance and higher effective interest rates.

Income tax expense. Our effective income tax rates were 27.7% and 30.6% for the three and nine months ended September 27, 2015, respectively, representing decreases from the prior year comparable periods of 2.2% and 1.8% for the three- and nine-month periods, respectively. The rates for 2015 include higher benefits from various tax deductions and credits, including the U.S. federal manufacturing deduction.

Planned Sale of China Company-owned Operations

The Company has decided to refranchise the China market and is planning a sale of its existing China operations, consisting of the Company-owned restaurants and a commissary. We expect to sell the business within the next 12 months; upon completion of the sale, the Company will not have any Company-owned  international restaurants.

The Company-owned China operations have incurred losses before income taxes of $0.4 million and $1.4 million for the three months ended September 27, 2015 and September 28, 2014, respectively, and losses before income taxes of $0.9 million and $2.3 million for the nine months ended September 27, 2015 and September 28, 2014, respectively, which are recorded in our International segment. The losses for the three and nine months ended September 28, 2014, include an impairment charge of $0.7 million for eight Company-owned restaurants in China. We do not expect the sale of our China operations to have a significant impact on our financial results.

See “Note 7” of “Notes to Condensed Consolidated Financial Statements” for additional information.

Liquidity and Capital Resources

Our debt is comprised entirely of borrowings under our unsecured revolving credit facility (“Credit Facility”) with a maturity date of October 31, 2019. Outstanding balances under this $400 million Credit Facility were $239.0 million as of September 27, 2015 and $230.5 million as of December 28, 2014.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Credit Facility. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $138.5 million as of September 27, 2015.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Credit Facility. During the quarter ended September 27, 2015, we executed three additional forward starting swaps for $125.0 million that become effective in 2018 upon expiration of the two existing swaps for $125.0 million. As of September 27, 2015, we have the following interest rate swap agreements:

Effective Dates	Debt Amount	Fixed Rates

July 30, 2013 through April 30, 2018	$75 million	1.42%

December 30, 2014 through April 30, 2018	$50 million	1.36%

April 30, 2018 through April 30, 2023	$55 million	2.33%

April 30, 2018 through April 30, 2023	$35 million	2.36%

April 30, 2018 through April 30, 2023	$35 million	2.34%

Our Credit Facility contains affirmative and negative covenants, including the following financial covenants, as defined by the revolving credit facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	September 27, 2015

Leverage Ratio	Not to exceed 3.0 to 1.0	1.6 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.7 to 1.0

Our leverage ratio is defined as outstanding debt divided by EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of September 27, 2015.

Cash flow provided by operating activities was $119.7 million for the nine months ended September 27, 2015, compared to $84.8 million for the same period in 2014. The increase of approximately $34.9 million was primarily due to higher operating income and favorable changes in inventory and other working capital items. The prior year included higher inventory levels of equipment to support the rollout of FOCUS to our domestic franchised restaurants. The Perrin legal settlement does not currently impact cash provided by operating activities as it has not yet been paid. Payments will begin in 2016 following court approval.

Our free cash flow, a non-GAAP financial measure, for the nine months ended September 27, 2015 and September 28, 2014 was as follows (in thousands):

	Nine Months Ended
	Sept. 27,	Sept. 28,
	2015	2014

Net cash provided by operating activities	$119,738	$84,826
Purchases of property and equipment (a)	(26,508)	(37,700)
Free cash flow (b)	$93,230	$47,126

(a)         We require capital primarily for the development, acquisition, renovation and maintenance of restaurants, the development, renovation and maintenance of commissary facilities and equipment and the enhancement of corporate systems and facilities, including technological enhancements such as our FOCUS system. The decrease of approximately $11.2 million is primarily due to the prior year including FOCUS equipment costs for domestic Company-owned restaurants and higher levels of FOCUS software development costs.

(b)         Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for dividends, share repurchases and discretionary investment. Free cash flow is not a term defined by GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our performance than the Company’s GAAP measures.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings on our revolving credit facility. We repurchased $80.2 million and $94.2 million of common stock for the nine months ended September 27, 2015 and September 28, 2014, respectively. Subsequent to September 27, 2015, through October 27, 2015, we repurchased an additional $13.2 million of common stock. As of October 27, 2015, approximately $161.1 million remained available for repurchase under our Board of Directors’ authorization.

We paid cash dividends of $18.0 million ($0.455  per common share) and $16.1 million ($0.39 per common share) for the nine months ended September 27, 2015 and September 28, 2014, respectively. Subsequent to the third quarter, on October 30, 2015, our Board of Directors declared a fourth quarter dividend of $0.175 per common share (approximately $6.9 million in total based on current outstanding shares). The dividend will be paid on November 20, 2015 to shareholders of record as of the close of business on November 10, 2015. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

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

•                  increases in insurance claims and related costs for programs funded by the company up to certain retention limits, including medical, owned and non-owned automobiles, workers’ compensation, general liability and property;

•                  disruption of our supply chain or commissary operations which could be caused by our sole source of supply of cheese or limited source of suppliers for other key ingredients or more generally due to weather, drought, disease, geopolitical or other disruptions beyond our control;

•                  increased risks associated with our international operations, including economic and political conditions, instability in our international markets, fluctuations in currency exchange rates, and difficulty in meeting planned sales targets and new store growth. This could include our expansion into emerging or underpenetrated markets where we have a Company-owned presence;

•                  the impact of increases in interest rates on the Company or our franchisees;

•                  the credit performance of our franchise loan programs;

•                  the impact of the resolution of current or future claims and litigation;

•                  current or proposed legislation impacting our business;

•                  failure to effectively execute succession planning, and our reliance on the multiple roles of our Founder, Chairman and Chief Executive Officer, who also serves as our brand spokesperson; and

•                  disruption of critical business or information technology systems, and risks associated with systems failures and data privacy and security breaches, including theft of Company, employee and customer information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of borrowings under our revolving credit facility (“Credit Facility”) with outstanding balances of $239.0  million as of September 27, 2015 and $230.5 million as of December 28, 2014. On October 31, 2014, we amended our Credit Facility to increase the amount available from $300 million to $400 million and extend the maturity date from April 30, 2018 to October 31, 2019. The amendment also allows for an additional $100 million in borrowings. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

We attempt to minimize interest risk exposure and to lower our overall long-term borrowing costs for changes in interest rates through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions and have reset dates and critical terms that match those of the existing debt and we anticipate critical terms match on future debt. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.

During the quarter ended September 27, 2015, we executed three additional forward starting swaps for $125.0 million that become effective in 2018 upon expiration of the two existing swaps for $125.0 million. As of September 27, 2015, we have the following interest rate swap agreements:

Effective Dates	Debt Amount	Fixed Rates

July 30, 2013 through April 30, 2018	$75 million	1.42%

December 30, 2014 through April 30, 2018	$50 million	1.36%

April 30, 2018 through April 30, 2023	$55 million	2.33%

April 30, 2018 through April 30, 2023	$35 million	2.36%

April 30, 2018 through April 30, 2023	$35 million	2.34%

The effective interest rate on borrowings under the Credit Facility, including the impact of the interest rate swaps, was 2.0% for the third quarter of 2015. An increase in the present interest rate of 100 basis points on the outstanding balance as of September 27, 2015, including the impact of the interest rate swaps, would increase interest expense by $1.1 million.

Foreign Currency Exchange Rate Risk

We currently do not enter into any financial instruments to manage foreign currency exchange rates. Sales to customers and royalties outside of the United States represent approximately 6% of our total revenues.

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

The following table presents the actual average block price for cheese by quarter through the third quarter of 2015 and the projected average block price for cheese for the fourth quarter of 2015 (based on the October 27, 2015 Chicago Mercantile Exchange cheese futures market prices):

	2015		2014
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.538		$2.212
Quarter 2	1.630		2.131
Quarter 3	1.684		2.141
Quarter 4	1.676		1.991
Full Year	$1.632	*	$2.119

*The full year estimate is based on futures prices and does not include the impact of forward pricing agreements for a portion of our cheese purchases for our domestic Company-owned restaurants.

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

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective and class action filed in August 2009 in the United States District Court, Eastern District of Missouri (“the Court”), alleging that delivery drivers were not properly reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act (“FLSA”). Approximately 3,900 drivers out of a potential class size of 28,800 opted into the action. In late December 2013, the Court granted a motion for class certification in five additional states, which added approximately 15,000 plaintiffs to the case. The trial, originally scheduled for August 2015, was stayed in June 2015, pending U.S. Supreme Court review of another relevant case regarding certification. After the stay was granted, the parties reached a settlement in principle, which has been preliminarily approved by the Court in September 2015. The Court has scheduled a final approval hearing in January 2016. The Company continues to deny any liability or wrongdoing in this matter. In accordance with this preliminary settlement agreement, the Company recorded a pre-tax expense of $12.3 million in June 2015 under the provisions of ASC 450, Contingencies.  There was no impact for the quarter ended September 27, 2015. This amount is separately reported as Legal settlement expense in the condensed consolidated statements of income.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $1.45 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on December 31, 2016. Through September 27, 2015, a total of 106.8 million shares with an aggregate cost of $1.3 billion and an average price of $11.94 per share have been repurchased under this program. Subsequent to September 27, 2015, through October 27, 2015, we acquired an additional 192,000 shares at an aggregate cost of $13.2 million. As of October 27, 2015, approximately $161.1 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended September 27, 2015 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares
	Number	Price	Purchased as Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs

06/29/2015 - 07/26/2015	99	$76.28	106,527	$194,808
07/27/2015 - 08/23/2015	97	$73.87	106,624	$187,680
08/24/2015 - 09/27/2015	194	$68.86	106,818	$174,308

Our share repurchase authorization increased from $1.325 billion to $1.45 billion as of October 30, 2015. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to September 27, 2015.

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During the fiscal quarter ended September 27, 2015, the Company acquired approximately 4,100 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 5.  Other Information.

On October 30, 2015, our Board of Directors, upon recommendation of the Corporate Governance and Nominating Committee, adopted amendments to the Company’s Amended and Restated Bylaws that provide for a forum selection provision identifying Delaware as the exclusive forum for certain disputes.

The Board of Directors believes that this amendment is in the best interests of the Company and its stockholders, and could provide protection for the Company against having to defend potentially concurrent multi-jurisdictional litigation in non-Delaware courts that would subject the Company to, among other things, the risk of conflicting outcomes and the potential of litigating in inconvenient forums. The amendment could therefore help the Company avoid excessive costs and inefficiencies that may occur from certain types of multi-jurisdictional litigation.

In addition, our Board approved certain other non-material changes to our Bylaws that are primarily clerical in nature and designed to update and conform our Bylaws with the current Delaware General Corporation Law, including, among other things, notice and record dates and other procedural requirements for stockholder and director meetings.

The foregoing is a summary of the amendments to the Bylaws and is qualified in its entirety by the Amended and Restated Bylaws, a copy of which is included as Exhibit 3.1 to this Form 10-Q and is incorporated into this Item 5 by reference.

Item 6.  Exhibits

Exhibit
Number	Description

3.1	Amended and Restated By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 27, 2015, filed on November 3, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 3, 2015	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President,
Chief Financial Officer,
Chief Administrative Officer and Treasurer