Form 10-K
period 2015-12-27
PAPA JOHNS INTERNATIONAL INC
filed 2016-02-23
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 28, 2015, was $2,235,251,445.

As of February 16, 2016, there were 37,733,506 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this annual report are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2016.

PART I

Item 1.  Business

General

Papa John’s International, Inc., a Delaware corporation (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s”.  Papa John’s began operations in 1984.  At December 27, 2015, there were 4,893 Papa John’s restaurants in operation, consisting of 752 Company-owned and 4,141 franchised restaurants operating domestically in all 50 states and in 39 countries and territories. Our Company-owned restaurants include 213 restaurants operated under four joint venture arrangements and 45 units in Beijing and North China.

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

High-Quality Menu Offerings. Our menu strategy focuses on the quality of our ingredients.  Domestic Papa John’s restaurants offer high-quality pizza along with side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. Papa John’s traditional crust pizza is prepared using fresh dough (never frozen). Papa John’s pizzas are made from a proprietary blend of wheat flour, 100% real cheese made from mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat and vegetable toppings. Our traditional crust pizza is delivered with a container of our special garlic sauce and a pepperoncini pepper. In addition to our fresh dough traditional crust pizza, we offer a thin crust pizza, which is a par-baked product produced by a third-party vendor. Each thin crust pizza is served with a packet of special seasonings and a pepperoncini pepper.

Domestically, all ingredients and toppings can be purchased by our Company-owned and franchised restaurants from our Quality Control Center (“QC Center”) system, which delivers to individual restaurants twice weekly. To ensure consistent food quality, each domestic franchisee is required to purchase dough and tomato sauce from our QC Centers and to purchase all other supplies from our QC Centers or other approved suppliers. Internationally, the menu may be more diverse than in our domestic operations to meet local tastes and customs. Most QC Centers outside the U.S. are operated by franchisees pursuant to license agreements or by other third parties. The Company operates three international QC Centers in Mexico, the United Kingdom and China. We provide significant assistance to licensed international QC Centers in sourcing approved quality suppliers. All of the QC Centers are required to meet food safety and quality standards and to be in compliance with all applicable laws.

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

Commitment to Team Member Training and Development. We are committed to the development and motivation of our team members through training programs, incentive and recognition programs and opportunities for advancement. Team member training programs are conducted for corporate restaurant team members, and operational training is offered to our franchisees. We offer performance-based financial incentives to corporate team members and restaurant managers.

Marketing. Our domestic marketing strategy consists of both national and local components. Our national strategy includes national advertising via television, print, direct mail, digital, mobile marketing and social media channels. Our online and digital marketing activities have increased significantly over the past several years in response to increasing consumer use of online and mobile web technology. Local advertising programs include television, radio, and print materials. We strive to efficiently allocate resources among television, print, digital, and other media. We also integrate social media into our various marketing campaigns.

In international markets, our marketing focuses on reaching customers who live or work within a small radius of a Papa John’s restaurant. Our international markets use a combination of advertising strategies, including television, radio, digital, and print depending on the size of the local market.

Technology. We use technology to both enhance the customer experience and improve efficiencies in our Company-owned and franchised restaurants. Our proprietary digital ordering platform allows customers to order online. Our mobile ordering iPhone® and Android® applications support payment options such as Google Wallet®  and PayShare, a first-of-its-kind digital solution in the pizza industry that lets customers immediately split their pizza bill.  Our Papa Rewards® program is an eCommerce customer loyalty program designed to increase customer loyalty and frequency. In 2015, we upgraded our domestic proprietary point-of-sale technology, which we refer to as “FOCUS”.  We believe this technology facilitates fast and accurate order-taking and pricing and is an easy tool for restaurant operators to learn and use. The FOCUS system is also integrated with our digital ordering solutions in all domestic traditional Papa John’s restaurants, enabling Papa John’s to offer nationwide digital ordering to our customers.

Strong Franchise System. We are committed to developing and maintaining a strong franchise system by attracting experienced operators, supporting them to expand and grow their business and monitoring their compliance with our high standards. We seek to attract franchisees with experience in restaurant or retail operations and with the financial resources and management capability to open single or multiple locations. We devote significant resources to provide Papa John’s franchisees with assistance in restaurant operations, operations training, marketing, site selection and restaurant design.

Our strategy for global unit growth focuses on our strong unit economics model. We strive to eliminate barriers to expansion in existing international markets, and identify new expansion opportunities. Our growth strategy varies based on the maturity and penetration of the market and other factors in specific domestic and international markets, with overall unit growth expected to come increasingly from international markets.

Restaurant Sales and Investment Costs

We are committed to maintaining strong restaurant unit economics. In 2015, the 667 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average annual unit sales of $1.12 million. Our North American franchise restaurants, which included 2,351 restaurants in 2015, generated average annual unit sales of $858,000. North American franchise restaurant sales are lower than Company-owned restaurants as a higher percentage of our Company-owned restaurants are located in more heavily penetrated markets.

With few exceptions, domestic restaurants do not offer a dine-in area, which reduces our restaurant capital investment. The average cash investment for the 11 domestic traditional Company-owned restaurants opened during 2015, exclusive of land, was approximately $319,000 per unit, compared to the $283,000 investment for the 11 domestic traditional units opened in 2014, excluding tenant allowances that we received. Over the past few years we have experienced an increase in the cost of our new restaurants primarily as a result of building larger units to accommodate increased sales, an increase in the cost of certain equipment as a result of technology enhancements, and increased costs to comply with local regulations.

We define a “traditional” domestic Papa John’s restaurant as a delivery and carryout unit that services a defined trade area. We consider the location of a traditional restaurant to be important and therefore devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics, target population density and competitive factors.  A member of our development team inspects each potential domestic Company-owned restaurant location and substantially all franchised restaurant locations before a site is approved. Papa John’s restaurants are typically located in strip shopping centers or freestanding buildings that provide visibility, curb appeal and accessibility. Our restaurant design can be configured to fit a wide variety of building shapes and sizes, which increases the number of suitable locations for our Company-owned and franchised restaurants. A typical traditional domestic Papa John’s restaurant averages 1,100 to 1,500 square feet with visible exterior signage.

“Non-traditional” Papa John’s restaurants generally do not provide delivery service but rather provide walk-up or carry out service to a captive customer group within a designated facility, such as a food court at an airport, university or military base or an event-driven service at facilities such as sports stadiums or entertainment venues. Non-traditional units are designed to fit the unique requirements of the venue and may not offer the full range of menu items available in our traditional restaurants.

All of our international restaurants are franchised, except for 45 Company-owned restaurants in Beijing and North China. Generally, our international Papa John’s restaurants are slightly smaller than our domestic restaurants and average between 900 and 1,400 square feet; however, in order to meet certain local customer preferences, some international restaurants have been opened in larger spaces to accommodate both dine-in and restaurant-based delivery service, typically with 35 to 140 seats.

Development

A total of 357 Papa John’s restaurants were opened during 2015, consisting of 16 Company-owned and 341 franchised restaurants (106 in North America and 235 international), while 127 Papa John’s restaurants closed during 2015, consisting of six Company-owned (two in North America and four in Beijing) and 121 franchised restaurants (72 in North America and 49 international), representing net global unit growth of 230 restaurants.

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

Of the total 3,388 North American restaurants open as of December 27, 2015, 707 or 20.9% were Company-owned (including 213 units owned in joint venture arrangements with franchisees in which the Company has a majority ownership position). Operating Company-owned restaurants allows us to improve operations, training, marketing and quality standards, for the benefit of the entire system.  From time to time, we evaluate the purchase or sale of units in significant markets, which could change the percentage of Company-owned units.

Of the 1,505 international restaurants open as of December 27, 2015, 45 or 3.0% were Company-owned (all of which are located in Beijing and North China).  We plan to sell the 45 Company-owned China restaurants in the next 12 months. Accordingly, as of December 27, 2015, the Company’s China operations, including these restaurants and a commissary, are classified as held for sale in the accompanying consolidated financial statements.

During 2016, we expect net unit growth of approximately 180 to 210 units, with approximately 75% of openings in international franchised markets. International franchised unit expansion includes an emphasis on existing markets in Latin and South America, the United Kingdom, Europe and the Middle East.

QC Center System and Supply Chain Management

Our domestic QC Center system, comprised of ten full-service regional production and distribution centers, supplies pizza dough, food products, paper products, smallwares and cleaning supplies twice weekly to each traditional restaurant throughout the contiguous United States. This system enables us to monitor and control product quality and consistency, while lowering food and other costs. We evaluate the QC Center system capacity in relation to existing restaurants’ volumes and planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant. In 2016, we have plans to construct an additional domestic full-service production and distribution center in the Southeast Region of the United States.

We own full-service international QC Centers in the United Kingdom, Mexico City, Mexico and Beijing, China. Other international QC Centers are licensed to franchisees or non-franchisee third parties and are generally located in the markets where our franchisees have restaurants.

We set quality standards for all products used in Papa John’s restaurants and designate approved outside suppliers of food and paper products that meet our quality standards.  To ensure product quality and consistency, all domestic Papa John’s restaurants are required to purchase tomato sauce and dough from QC Centers. Franchisees may purchase other goods directly from our QC Centers or other approved suppliers. National purchasing agreements with most of our suppliers generally result in volume discounts to us, allowing us to sell products to our restaurants at prices we believe are below those generally available to restaurants in the marketplace. Within our domestic QC Center system, products are distributed to restaurants by leased refrigerated trucks operated by us.

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

Domestic Company-owned and franchised Papa John’s restaurants within a defined market may be required to join an area advertising cooperative (“Co-op”). Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as television, radio, digital and print advertising, and sports sponsorships. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members. The contribution rate for Co-ops generally may not be below 2% of sales without approval from Papa John’s.

The restaurant-level and Co-op marketing efforts are supported by media, print, digital and electronic advertising materials that are produced by Papa John’s Marketing Fund, Inc. (“PJMF”). PJMF is an unconsolidated nonstock corporation designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. PJMF produces and buys air time for Papa John’s national television commercials, buys digital media such as banner advertising, paid search-engine advertising, mobile marketing, social media advertising and marketing, and SMS text and email.  It also engages in other brand-building activities, such as consumer research and public relations activities. Domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain minimum percentage of sales to PJMF.  The contribution rate to PJMF can be set at up to 3% of sales, if approved by the governing board of PJMF, and beyond that level if approved by a supermajority of domestic restaurants. The contribution rate has been 4% since 2011.

Our proprietary digital ordering platform allows customers to order online. Our eCommerce platforms include “plan ahead ordering,” Spanish-language ordering capability, Google Wallet® alternative payment and enhanced mobile web ordering for our customers, including Papa John’s iPhone® and Android® applications. In April 2015, we introduced PayShare, a first-of-its-kind digital solution in the pizza industry that lets customers immediately split their pizza bill.  PayShare, powered by Venmo, provides our customers a safe and secure option to simply and easily split the check on any mobile or online order.  Our Papa Rewards® program is an eCommerce customer loyalty program designed to increase loyalty and frequency of consumer use of our eCommerce ordering platform. We receive a percentage-based fee from U.S. franchisees for online sales, in addition to royalties, to defray development and operating costs associated with our eCommerce ordering platform.

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

Domestic Point-of-Sale Technology. Our proprietary point-of-sale technology, “FOCUS”, is in place in all North America traditional Papa John’s restaurants. We believe this technology facilitates fast and accurate order-taking and pricing, and allows the restaurant manager to better monitor and control food and labor costs, including food inventory management and order placement from the domestic QC Centers. The system allows us to obtain restaurant operating information, providing us with timely access to sales and customer information. The FOCUS system is also integrated with our digital ordering solutions in all domestic traditional Papa John’s restaurants, enabling Papa John’s to offer nationwide digital ordering to our customers.

Domestic Hours of Operation.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and

12:00 noon to 11:30 p.m. on Sunday. Carry out hours are generally more limited for late night, for security purposes.

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 27, 2015, there were 4,141 franchised Papa John’s restaurants operating in all 50 states and 39 countries and territories.  During 2015, our franchisees opened an additional 341 (106 North America and 235 international) restaurants.  As of December 27, 2015, we have development agreements with our franchisees for approximately 200 additional North America restaurants, the majority of which are committed to open over the next two to three years, and agreements for approximately 940 additional international franchised restaurants, the majority of which are scheduled to open over the next six years. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved.

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

North America Development and Franchise Agreements. We enter into development agreements with our franchisees in North America for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Our standard domestic development agreement includes a fee of $25,000 before consideration of any incentives. The franchise agreement is generally executed once a franchisee secures a location. Our current standard franchise agreement requires the franchisee to pay a royalty fee of 5% of sales, and the majority of our existing franchised restaurants have a 5% royalty rate in effect.

Over the past several years, we have offered various development incentive programs for domestic franchisees to accelerate unit openings. Such incentives included the following for 2015 traditional openings: (1) waiver of the standard one-time $25,000 franchise fee if the unit opens on time in accordance with the agreed-upon development schedule, or a reduced fee of $5,000 if the unit opens late; (2) the waiver of some or all of the 5% royalty fee for a period of time; (3) a credit for a portion of the purchase of certain leased equipment; and (4) a credit to be applied toward a future food purchase, under certain circumstances. We believe the development incentive programs have accelerated unit openings and expect they will continue to do so in 2016.

Substantially all existing franchise agreements have an initial 10-year term with a 10-year renewal option. We have the right to terminate a franchise agreement for a variety of reasons, including a franchisee’s failure to make payments when due or failure to adhere to our policies and standards. Many state franchise laws limit our ability as a franchisor to terminate or refuse to renew a franchise.

We provide assistance to Papa John’s franchisees in selecting sites, developing restaurants and evaluating the physical specifications for typical restaurants. We provide layout and design services and recommendations for subcontractors, signage installers and telephone systems to Papa John’s franchisees. Our franchisees can purchase complete new store equipment packages through an approved third-party supplier. We sell replacement smallwares and related items to our franchisees. Each franchisee is responsible for selecting the location for its restaurants but must obtain our approval of restaurant design and location based on traffic accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic.

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

In 2016, we plan to offer some or all of these domestic franchise support initiatives.

International Development and Franchise Agreements.  We opened our first franchised restaurant outside the United States in 1998. We define “international” as all markets outside the United States and Canada. In international markets, we have either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under a master franchise agreement, the franchisee has the right to sub-franchise a portion of the development to one or more sub-franchisees approved by us. Under our current standard international development or master franchise agreement, the franchisee is required to pay total fees of $25,000 per restaurant: $5,000 at the time of signing the agreement and $20,000 when the restaurant opens or on the agreed-upon development date, whichever comes first. Additionally, under our current standard master franchise agreement, the master franchisee is required to pay $15,000 for each sub-franchised restaurant — $5,000 at the time of signing the agreement and $10,000 when the restaurant opens or on the agreed-upon development date, whichever comes first.

Our current standard international master franchise and development agreements provide for payment to us of a royalty fee of 5% of sales. For international markets with sub-franchise agreements, the effective sub-franchise royalty received by the Company is generally 3% of sales and the master franchisee generally receives a royalty of 2% of sales. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our domestic franchise agreement. From time to time, development agreements will be negotiated at other-than-standard terms for fees and royalties, and we may offer various development and royalty incentives to help drive net unit growth and results.

Non-traditional Restaurant Development. We had 228 non-traditional domestic restaurants at December 27, 2015. Non-traditional restaurants generally cover venues or areas not originally targeted for traditional unit development, and our franchised non-traditional restaurants have terms differing from the standard agreements.

Franchisee Loans. Selected domestic and international franchisees have borrowed funds from us, principally for the purchase of restaurants from us or other franchisees or for construction and development of new restaurants. Loans made to franchisees can bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchise owners. At December 27, 2015, net loans outstanding totaled $18.9 million. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

Domestic Franchise Insurance Program. Our franchisees may elect to purchase various insurance policies, such as health, general liability, non-owned automobile and workers’ compensation insurance, through our wholly-owned insurance agency. The Company bears no liability under this program.

Various third-party commercial insurance companies provide fully-insured coverage for these lines of business to franchisees participating in the franchise insurance program.

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

Every franchisee is required to have a principal operator approved by us who satisfactorily completes our required training program. Principal operators for traditional restaurants are required to devote their full business time and efforts to the operation of the franchisee’s traditional restaurants. Each franchised restaurant manager is also required to complete our Company-certified management operations training program. Ongoing compliance with training is monitored by the Global Operations Support and Training team. Multi-unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved operational training programs.

International Franchise Operations Support. We employ or contract with international business directors who are responsible for supporting one or more franchisees. The international business directors usually report to regional vice presidents. Senior management and corporate staff also support the international field teams in many areas, including but not limited to food safety, quality assurance, marketing, technology, operations training and financial analysis.

Franchise Operations. All franchisees are required to operate their Papa John’s restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, and restaurant design. Franchisees have full discretion in human resource practices, and generally have full discretion to determine the prices to be charged to customers, but we have the authority to set maximum price points for nationally advertised promotions.

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

We currently communicate with, and receive input from, our franchisees in several forms, including through the FAC, UK FAC, annual operations conferences, system communications, national conference calls, various regional meetings conducted with franchisees throughout the year and ongoing communications from franchise business directors and international business directors in the field. Monthly webcasts are also conducted by the Company to discuss current operational, marketing or other issues affecting the domestic franchisees’ business. We are committed to communicating with our franchisees and receiving input from them.

Industry and Competition

The United States Quick Service Restaurant pizza (“QSR Pizza”) industry is mature and highly competitive with respect to price, service, location, food quality and product innovation. There are well-established competitors with substantially greater financial and other resources than Papa John’s. The category is largely fragmented and competitors include international, national and regional chains, as well as a large number of local independent pizza operators, any of which can utilize a growing number of food delivery services.  Some of our competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where we compete. According to industry sources, domestic QSR Pizza category sales, which includes dine-in, carry out and delivery, totaled approximately $33.8 billion in 2015, or an increase of 3% from the prior year.

With respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts. There is also active competition for management personnel and attractive commercial real estate sites suitable for Papa John’s restaurants.

Government Regulation

We, along with our franchisees, are subject to various federal, state, local and international laws affecting the operation of our respective businesses, including laws and regulations related to the preparation and sale of food, including food safety and menu labeling. Each Papa John’s restaurant is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Our QC Centers are licensed and subject to regulation by state and local health and fire codes, and the operation of our trucks is subject to federal and state transportation regulations. We are also subject to federal and state environmental regulations. In addition, our domestic system-wide restaurant operations are subject to various federal and state laws governing such matters as minimum wage requirements, benefits, working conditions, citizenship requirements, and overtime.

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. The laws of several states also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. State laws that regulate the franchisor-franchisee relationship presently exist in a significant number of states and bills have been introduced in Congress from time to time that would provide for federal regulation of the U.S. franchisor-franchisee relationship in certain respects if such bills were enacted. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. National, state and local government regulations or initiatives, including health care legislation, “living wage,” legislation imposing “joint employer liability” or other current or proposed regulations and increases in minimum wage rates affect Papa John’s as well as others within the restaurant industry. As we expand internationally, we are subject to applicable laws in each jurisdiction where franchised units are established.

We are increasingly subject to laws and regulations that require us to disclose calorie content and other specific content of our food, including, fat, trans fat, and salt content. The Patient Protection and Affordable Care Act of 2010 (ACA) requires us and many restaurant companies to disclose calorie information on their restaurant menus. The Food and Drug Administration has issued final rules to implement this provision beginning in December 2016 that would require restaurants to post the number of calories for most items on menus or menu boards and to make other nutritional information available. A number of states, counties and cities in which we do business have also enacted menu labeling laws. Government regulation of nutrition disclosure and advertising could result in increased costs of compliance and also impact consumer habits in a way that adversely impacts sales at our restaurants. For further information regarding governmental regulation, see Item 1A, Risk Factors.

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

Employees

As of December 27, 2015, we employed approximately 22,350 persons, of whom approximately 19,500 were restaurant team members, approximately 900 were restaurant management personnel, approximately 750 were corporate personnel and approximately 1,200 were QC Center and Preferred personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

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

Our profitability may suffer as a result of competition in our industry.

The QSR Pizza industry is mature and highly competitive. Competition is based on price, service, location, food quality, brand recognition and loyalty, product innovation, effectiveness of marketing and promotional activity, use of technology, and the ability to identify and satisfy consumer preferences. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures, which may adversely affect our profitability. Additionally, when commodity and other costs increase, we may be limited in our ability to increase prices. With the significant levels of competition we may be required to increase investment spending in several areas including marketing and technology, which can decrease profitability.

In addition to competition with our larger and more established competitors who have substantially greater financial and other resources then we do, we also face competition from new competitors and concepts such as fast casual pizza concepts. We also face additional competitive pressures from food delivery concepts using new delivery technologies, some of which may have more effective marketing.  The emergence or growth of new competitors may make it difficult for us to maintain or increase our market share and could negatively impact our sales and our system-wide restaurant operations.

One of our competitive strengths is our Better Ingredients, Better Pizza brand promise. This means that we may use ingredients which cost more than the ingredients some of our competitors may use. Because of our investment in higher quality ingredients, we could have lower profit margins than some of our competitors if we are not able to maintain premium pricing for our products.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Changes in consumer preferences and trends (for example, changes in dietary preferences that could cause consumers to avoid pizza or some of its ingredients in favor of foods that are perceived as more healthful, lower-calorie or otherwise based on their ingredients or nutritional content) or preferences for a dining experience such as fast casual pizza concepts, could adversely affect our restaurant business. Also, our success depends to a significant extent on numerous factors affecting consumer confidence and discretionary consumer income and spending, such as general economic conditions and the level of employment. Any factors that could cause consumers to spend less on food or shift to lower-priced products could reduce sales or inhibit our ability to maintain or increase pricing, either of which could materially adversely affect our results of operations.

Food safety and quality concerns may negatively impact our business and profitability.

Incidents or reports of food- or water-borne illness or other food safety issues, investigations or other actions by food safety regulators, food contamination or tampering, employee hygiene and cleanliness failures, improper franchisee or employee conduct, or presence of communicable disease at our Company-owned and franchised restaurants, QC Centers, or suppliers could lead to product liability or other claims. If we were to experience any such incidents or reports, our brand and reputation could be negatively impacted. This could result in a significant decrease in customer traffic and could negatively impact our revenues and profits. Similar incidents or reports occurring at quick service restaurants unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.

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

Our results depend upon our ability to differentiate our brand and our reputation for quality. Damage to our brand or reputation could negatively impact our business and financial results. Our brand has been highly rated in U.S. surveys, and we strive to build the value of our brand as we develop international markets. The value of our brand and demand for our products could be damaged by any incidents that harm consumer perceptions of the Company and our brand. As a result of the impact of social media, the value of our brand and the demand for our products could be quickly and seriously damaged due to the widespread publicity that can be associated with one or more of these incidents.

We may not be able to effectively market our products or maintain key marketing partnerships.

The success of our system-wide business depends on the effectiveness of our marketing and promotional plans. We may not be able to effectively execute our national or local marketing plans, particularly if lower sales result in reduced levels of funds from PJMF. Our marketing strategy utilizes relationships with well-known sporting events, athletes, celebrity personalities and our brand spokesman to market our products. Our business could suffer if we are not able to maintain key marketing relationships and sponsorships, or if we are unable to do so at a reasonable cost, and could require additional investments in alternative marketing strategies. Actions taken by persons endorsing our products that harm their reputations could also cause harm to our brand.

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

Our growth strategy depends on our and our franchisees’ ability to open new restaurants and to operate them on a profitable basis. We expect substantially all of our international unit growth and much of our domestic unit growth to be franchised units. Accordingly, our profitability increasingly depends upon royalty revenues from franchisees. If our franchisees are not able to operate their businesses successfully under our franchised business model, our results could suffer. Additionally, we may fail to attract new qualified franchisees or existing franchisees may close underperforming locations. Planned growth targets and the ability to operate new and existing restaurants profitably are affected by economic, regulatory and competitive conditions and consumer buying habits. Increased commodity or operating costs, including, but not limited to, employee compensation and benefits or insurance costs, could slow the rate of new store openings or increase the number of store closings. Our business is susceptible to adverse changes in local, national and global economic conditions, which could make it difficult for us to meet our growth targets. Additionally, we or our franchisees may face challenges securing financing, finding suitable store locations at acceptable terms or securing required domestic or foreign government permits and approvals.

Our franchisees remain dependent on the availability of financing to remodel or renovate existing locations, upgrade systems and enhance technology, or construct and open new restaurants. From time to time, the Company may provide financing to certain franchisees and prospective franchisees in order to mitigate store closings, allow new units to open, or complete required upgrades. If we are unable or unwilling to provide such financing, which is a function of, among other things, a franchisee’s credit worthiness, the number of new restaurant openings may be slower than expected and our results of operations may be adversely impacted. To the extent we provide financing to franchisees in domestic and international markets, our results could be negatively impacted by negative performance of these franchisee loans.

If we do not meet our growth targets or the expectations of the market for net restaurant openings or our other strategic objectives, our stock price could decline.

We may be adversely impacted by increases in the cost of food ingredients and other costs.

We are exposed to fluctuations in commodities. An increase in the cost, or sustained high levels of the cost of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations, particularly if we are unable to increase the selling price of our products to offset increased costs. Cheese, representing our largest food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in labor, mileage, insurance, and other costs, could adversely affect the profitability of our restaurant and QC Center businesses. Most of the factors affecting costs in our system-wide restaurant operations are beyond our control, and we may not be able to adequately mitigate these costs or pass along these costs to our customers or franchisees, given the significant competitive pricing pressure.

Our dependence on a sole supplier or a limited number of suppliers for some ingredients could result in disruptions to our business.

Domestic restaurants purchase substantially all food and related products from our QC Centers. We are dependent on Leprino Foods Dairy Products Company (“Leprino”) as our sole supplier for cheese, one of our key ingredients. Leprino, one of the major pizza category suppliers of cheese in the United States, currently supplies all of our cheese domestically and substantially all of our cheese internationally. While we have no other sole sources of supply for key ingredients, we do source other key ingredients from a limited number of suppliers. Alternative sources of supply of cheese or other key ingredients may not be available on a timely basis or may not be available on terms as favorable to us as under our current arrangements.

Our corporate and franchised restaurants could also be harmed by a prolonged disruption in the supply of products from or to our QC Centers due to weather, climate change, natural disasters, crop disease, labor dispute or interruption of service by carriers. In particular, adverse weather or crop disease affecting the California tomato crop could disrupt the supply of pizza sauce to our and our franchisees’ restaurants. Insolvency of key suppliers could also cause similar business interruptions and negatively impact our business.

Natural disasters or other catastrophic events may disrupt our operations or supply chain.

The occurrence of a natural disaster, epidemic, cyber attack or other catastrophic event may result in the closure of Company-owned or franchised restaurants, our corporate office, any of our QC Centers or the facilities of our suppliers, any of which could materially adversely affect our results of operations.

Changes in purchasing practices by our domestic franchisees could harm our commissary business.

Although our domestic franchisees currently purchase substantially all food products from our QC Centers, they are only required to purchase from our QC Centers tomato sauce, dough and other items we may designate as proprietary or integral to our system. Any changes in purchasing practices by domestic franchisees, which have become more sensitive to charges and other fees, such as seeking alternative approved suppliers of ingredients or other food products, could adversely affect the financial results of our QC Centers and the Company.

Our current insurance may not be adequate and we may experience claims in excess of our reserves.

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property and team member health insurance coverage are funded by the Company up to certain retention levels, generally ranging from $100,000 to $500,000. These insurance programs or our program for cyber insurance may not be adequate to protect us, and it may be difficult or impossible to obtain additional coverage or maintain current coverage at a reasonable cost. We also have experienced increasing claims volatility and higher related costs for workers’ compensation, owned and non-owned automobiles and health claims. We estimate loss reserves based on historical trends, actuarial assumptions and other data available to us, but we may not be able to accurately estimate reserves. If we experience claims in excess of our projections, our business could be negatively impacted, and our franchisees could be similarly impacted by higher claims experience.

Our international operations are subject to increased risks and other factors that may make it more difficult to achieve or maintain profitability or meet planned growth rates.

Our international operations could be negatively impacted by changes in international economic, political, security or health conditions in the countries in which the Company or our franchisees operate, especially in emerging markets. In addition, there are risks associated with differing business and social cultures and consumer preferences. We may also face limited availability for restaurant locations, higher location costs and difficulties in franchisee selection and financing. We may be subject to difficulties in sourcing and importing high-quality ingredients (and ensuring food safety) in a cost-effective manner, hiring and retaining qualified team members, marketing effectively and adequately investing in information technology, especially in emerging markets.

Our international operations are also subject to additional risk factors, including import and export controls, compliance with anti-corruption and other foreign laws, changes in tax laws, difficulties enforcing intellectual property and contract rights in foreign jurisdictions, and the imposition of increased or new tariffs or trade barriers. We intend to continue to expand internationally, which would make the risks related to our international operations more significant over time.

Our international results, which are substantially franchised, depend heavily on the operating capabilities and financial strength of our franchisees. Any changes in the ability of our franchisees to run their stores profitably in accordance with our operating procedures, or to effectively sub franchise stores, could result in brand damage, a higher number of restaurant closures and a reduction in the number of new restaurant openings. Our Company-owned store presence is currently limited to our stores in China, which are classified as held for sale. We may find it difficult to find a suitable buyer for our Company-owned stores in China in a timely fashion, or a new franchisee could develop the market more slowly than we anticipate, which could delay our growth in this market.

Foreign currency or interest rate risks could adversely affect our financial results.

Sales made by our franchisees in international markets are denominated in their local currencies, and fluctuations in the U.S. dollar occur relative to the local currencies. Accordingly, changes in currency exchange rates will cause our revenues and operating results to fluctuate. We have not historically hedged our exposure to foreign currency fluctuations. Our international revenues and earnings may be adversely impacted as the U.S. dollar rises against foreign currencies, because the local currency will translate into fewer U.S. dollars, which occurred in 2015. Additionally, the value of certain assets or loans denominated in local currencies may deteriorate. Other items denominated in U.S dollars including product imports or loans may also become more expensive, putting pressure on franchisees’ cash flows.

Under our revolving credit facility, we are exposed to variable interest rates. A significant increase in interest rates or total borrowings could adversely affect our profitability. Additionally, rising interest rates could impact our franchisees and their ability to open new restaurants or operate existing restaurants profitably.

Increasingly complex laws and regulations could adversely affect our business.

We operate in an increasingly complex regulatory environment, and the cost of regulatory compliance is increasing. Our failure, or the failure of any of our franchisees, to comply with applicable U.S. and international labor, health care, food, health and safety, consumer protection, anti-bribery and corruption, competition, environmental and other laws, may result in civil and criminal liability, damages, fines and penalties. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. Increased regulatory scrutiny of, and increased litigation and enforcement actions involving food matters and product marketing claims, may increase compliance and legal costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business. For example, some local government agencies have implemented ordinances that restrict the sale of certain food or drink products.

Compliance with new or additional government laws or regulations, including menu labeling requirements, could increase costs and be harmful to system-wide restaurant sales. Non-compliance with laws or government regulations could result in enforcement actions or investigations and could have an adverse impact on our financial performance and our reputation.

In addition, a change in our tax rates, or new tax legislation impacting our business or the restaurant industry could negatively impact our results.

Changes in employment and labor laws, including health care legislation and minimum wage increases, could increase costs for our system-wide operations.

We are subject to federal, state and foreign laws governing such matters as minimum wage requirements, overtime compensation, benefits, working conditions, citizenship requirements and discrimination and family and medical leave. Labor costs and labor-related benefits are primary components in the cost of operation of our domestic system-wide restaurants and QC Centers.  Labor shortages, increased employee turnover and health care mandates could increase our system-wide labor costs.

A significant number of hourly personnel are paid at rates closely related to the federal and state minimum wage requirements. Accordingly, the enactment of additional state or local minimum wage increases above federal wage rates or proposed Department of Labor regulations related to exempt employees could increase labor costs for our domestic system-wide operations. Additionally, social media may be used to foster negative perceptions of employment in our industry and promote strikes or boycotts.

The Affordable Care Act, enacted in 2010, requires employers such as us to provide health insurance for all qualifying employees in the United States or pay penalties for not providing coverage. We, like other industry competitors, are complying with the law and are providing more extensive health benefits to employees than we had previously provided, and are subsidizing a larger portion of their insurance premiums. These additional costs could negatively impact our operational results. In addition, our franchisees subject to the ACA could face additional cost pressures from compliance with the legislation, which could reduce their future expansion of units.

Failure to retain the services of our Founder, John Schnatter, as Chief Executive Officer, Chairman and brand spokesman, or to successfully execute succession planning, could harm our Company and brand.

John H. Schnatter, our Founder, Chairman and Chief Executive Officer, does not serve under an employment agreement, and we do not maintain key man life insurance on Mr. Schnatter. We also depend on the continued availability of Mr. Schnatter’s image and his services as spokesman in our advertising and promotion materials. While we have entered into a license agreement with Mr. Schnatter related to the use of certain intellectual property related to his name, likeness and image, our business and brand may be harmed if Mr. Schnatter’s services were not available to the Company for any reason or the reputation of Mr. Schnatter were negatively impacted. In addition, failure to effectively execute succession planning with respect to Mr. Schnatter and other senior leaders could harm our Company and brand.

The concentration of stock ownership with Mr. Schnatter may influence the outcome of certain matters requiring stockholder approval.

The concentration of stock ownership by our Founder, Chairman and Chief Executive Officer allows him to substantially influence the outcome of certain matters requiring stockholder approval. As of December 27, 2015, he beneficially owned approximately 27% of our outstanding common stock. As a result, he may be able to substantially influence the strategic direction of the Company and the outcome of matters requiring approval by our stockholders.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to invest in or adapt to technological developments or industry trends could harm our business.

We rely heavily on information systems, including digital ordering solutions, through which approximately half of our domestic sales originate. We also rely heavily on point-of-sale processing in our Company-owned and franchised restaurants for data collection and payment systems for the collection of cash, credit and debit card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends on the reliability and capacity of these technology systems. In addition, we anticipate that consumers will continue to have more options to place orders digitally, both domestically and internationally. Our failure to adequately invest in new technology, adapt to technological developments and industry trends, particularly our digital ordering capabilities, could result in a loss of customers and related market share. Additionally, we are in an environment where the technology life cycle is short which requires continued reinvestments in technology and increases the risk that our technology may not be customer centric or could become obsolete, inefficient or otherwise incompatible with other systems.

We rely heavily on our international franchisees to maintain their own point-of-sale and on line ordering systems, which are often purchased from third party vendors.

Disruptions of our critical business or information technology systems could harm our ability to compete and conduct our business.

Our critical business and information technology systems could be damaged or interrupted by power loss, various technological failures, user errors, sabotage or acts of God. In particular, we may experience occasional interruptions of our digital ordering solutions, which make online ordering unavailable or slow to respond, negatively impacting sales and the experience of our customers. If our digital ordering solutions do not perform with adequate speed, our customers may be less inclined to return to our digital ordering solutions.

Part of our technology infrastructure, such as our FOCUS point-of-sale system, is specifically designed for us and our operational systems, which could cause unexpected costs, delays or inefficiencies when infrastructure upgrades are needed or prolonged and widespread technological difficulties occur. Significant portions of our technology infrastructure are provided by third parties, and the performance of these systems is largely beyond our control. Failure of our third-party systems, and backup systems, to adequately perform, particularly as our online sales grow, could harm our business and the satisfaction of our customers. In addition, we may not have or be able to obtain adequate protection or insurance to mitigate the risks of these events or compensate for losses related to these events, which could damage our business and reputation and be expensive and difficult to remedy or repair.

Failure to maintain the integrity of internal or customer data could result in damages to our reputation, loss of sales, and/or subject us to litigation, penalties or significant costs.

We are subject to a number of privacy and data protection laws and regulations. Our business requires the collection and retention of large volumes of internal and customer data, including credit card data and other personally identifiable information of our employees and customers housed in the various information systems we use. Constantly changing cyber security threats pose risks to the security of our systems and networks, and the confidentiality of our data.  As techniques used in cyber attacks evolve, we may not be able to timely detect threats or anticipate and implement security measures. The integrity and protection of that customer, employee, franchisee and Company data are critical to us. The failure to prevent fraud or security breaches or to adequately invest in data security could harm our business and revenues due to the reputational damage to our brand. Such a breach could also result in litigation, regulatory actions, penalties, and other significant costs to us and have a material adverse effect on our financial results. These costs could be well in excess of our cyber insurance coverage.

We have been and will continue to be subject to various types of investigations and litigation, including collective and class action litigation, which could subject us to significant damages or other remedies.

We are subject to the risk of investigations and litigation from various parties, including vendors, customers, franchisees, state and federal agencies, stockholders and employees. From time to time, we are involved in a number of lawsuits, claims, investigations, and proceedings consisting of intellectual property, employment, consumer, personal injury, commercial and other matters arising in the ordinary course of business. We have been subject to claims in cases containing collective and class action allegations. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss and defense costs relating to such lawsuits may not be accurately estimated. Litigation trends involving the relationship between franchisors and franchisees, personal injury claims, employment law and intellectual property may increase our cost of doing business. We evaluate all of the claims and proceedings involving us to assess the expected outcome, and where possible, we estimate the amount of potential losses to us. In many cases, particularly collective and class action cases, we may not be able to estimate the amount of potential losses and/or our estimates may prove to be insufficient. These assessments are made by management based on the information available at the time made and require the use of a significant amount of judgment, and actual outcomes or losses may materially differ. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact earnings. Further, we may not be able to obtain adequate insurance to protect us from these types of litigation matters or extraordinary business losses.

We may not be able to adequately protect our intellectual property rights, which could negatively affect our results of operations.

We depend on the Papa John’s brand name and rely on a combination of trademarks, service marks, copyrights, and similar intellectual property rights to protect and promote our brand. We believe the success of our business depends on our continued ability to exclusively use our existing marks to increase brand awareness and further develop our brand, both domestically and abroad. We may not be able to adequately protect our intellectual property rights, and we may be required to pursue litigation to prevent consumer confusion and preserve our brand’s high-quality reputation. Litigation could result in high costs and diversion of resources, which could negatively affect our results of operations, regardless of the outcome.

We may be subject to impairment charges.

Impairment charges are possible due to the nature and timing of decisions we make about underperforming assets or markets, or if previously opened or acquired restaurants perform below our expectations. This could result in a decrease in our reported asset value and reduction in our net income.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 27, 2015, there were 4,893 Papa John’s restaurants system-wide. The following tables provide the locations of our restaurants. We define “North America” as the United States and Canada and “domestic” as the contiguous United States.

North America Restaurants:

	Company	Franchised	Total
Alabama	—	83	83
Alaska	—	10	10
Arizona	39	39	78
Arkansas	—	27	27
California	—	210	210
Colorado	32	19	51
Connecticut	—	17	17
Delaware	—	16	16
District of Columbia	—	10	10
Florida	47	235	282
Georgia	95	65	160
Hawaii	—	15	15
Idaho	—	11	11
Illinois	8	106	114
Indiana	41	89	130
Iowa	—	24	24
Kansas	15	20	35
Kentucky	44	70	114
Louisiana	—	62	62
Maine	—	6	6
Maryland	60	42	102
Massachusetts	—	24	24
Michigan	—	54	54
Minnesota	33	17	50
Mississippi	—	29	29
Missouri	42	32	74
Montana	—	9	9
Nebraska	—	17	17
Nevada	—	20	20
New Hampshire	—	4	4
New Jersey	—	64	64
New Mexico	—	19	19
New York	—	97	97
North Carolina	99	83	182
North Dakota	—	7	7
Ohio	—	163	163
Oklahoma	—	31	31
Oregon	—	15	15
Pennsylvania	—	96	96
Rhode Island	—	5	5
South Carolina	8	65	73
South Dakota	—	13	13

North America Restaurants (continued):

	Company	Franchised	Total
Tennessee	31	82	113
Texas	87	199	286
Utah	—	32	32
Vermont	—	1	1
Virginia	26	117	143
Washington	—	54	54
West Virginia	—	21	21
Wisconsin	—	28	28
Wyoming	—	9	9
Total U.S. Papa John’s Restaurants	707	2,583	3,290
Canada	—	98	98
Total North America Papa John’s Restaurants	707	2,681	3,388

International Restaurants:

Azerbaijan	—	4	4
Bahrain	—	21	21
Belarus	—	4	4
Bolivia	—	2	2
Cayman Islands	—	2	2
Chile	—	42	42
China	45	199	244
Colombia	—	26	26
Costa Rica	—	21	21
Cyprus	—	8	8
Dominican Republic	—	14	14
Ecuador	—	16	16
Egypt	—	33	33
El Salvador	—	18	18
Guam	—	3	3
Guatemala	—	9	9
India	—	72	72
Ireland	—	65	65
Jordan	—	9	9
Kuwait	—	31	31
Malaysia	—	21	21
Mexico	—	89	89
Nicaragua	—	4	4
Oman	—	9	9
Panama	—	10	10
Peru	—	32	32
Philippines	—	18	18
Puerto Rico	—	23	23
Qatar	—	20	20
Russia	—	71	71
Saudi Arabia	—	33	33
Singapore	—	1	1

International Restaurants (continued):

	Company	Franchised	Total
South Korea	—	102	102
Trinidad	—	6	6
Turkey	—	22	22
United Arab Emirates	—	41	41
United Kingdom	—	319	319
Venezuela	—	40	40
Total International Papa John’s Restaurants	45	1,460	1,505

Note: Company-owned Papa John’s restaurants include restaurants owned by majority-owned subsidiaries. There were 213 such restaurants at December 27, 2015 (32 in Colorado, 35 in Maryland, 33 in Minnesota, 87 in Texas, and 26 in Virginia).

Most Papa John’s Company-owned restaurants are located in leased space. The initial term of most domestic restaurant leases is generally five years with most leases providing for one or more options to renew for at least one additional term. Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities. Additionally, we lease our Company-owned restaurant sites in Beijing and North China. At December 27, 2015, we leased and subleased to franchisees in the United Kingdom 231 of the 319 franchised Papa John’s restaurant sites. The initial lease terms on the franchised sites in the United Kingdom are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years.

Seven of our ten domestic QC Centers are located in leased space, including the following locations: Raleigh, NC; Denver, CO; Phoenix, AZ; Des Moines, IA; Portland, OR; Pittsburgh, PA; and Cranbury, NJ.  We are party to a lease for an eleventh QC Center in Acworth, GA that is expected to open in 2017. Our remaining three locations are in buildings we own, located in: Orlando, FL; Dallas, TX; and Louisville, KY. Additionally, our corporate headquarters and our printing operations are located in Louisville, KY in buildings owned by us. Internationally, we own a full-service QC Center and lease office space in the United Kingdom.  We also lease our QC Centers and office space in Beijing, China and Mexico City, Mexico.

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

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective and class action filed in August 2009 in the United States District Court, Eastern District of Missouri (“the Court”), alleging that delivery drivers were not properly reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act (“FLSA”). Approximately 3,900 drivers out of a potential class size of 28,800 opted into the action. In December 2013, the Court granted a motion for class certification in five additional states, which added approximately 15,000 plaintiffs to the case. The parties reached a settlement in principle, which was preliminarily approved by the Court in September 2015. With the preliminary settlement agreement, the Company recorded a pre-tax expense of $12.3 million in

June 2015 under the provisions of ASC 450, Contingencies. This amount is separately reported as Legal settlement expense in the consolidated statements of income.  The Court issued its final order approving the settlement on January 12, 2016, with no changes to the previously recorded expense. The Company then remitted funds to the administrator for the payment of claims and plaintiffs’ attorney fees. The Company continues to deny any wrongdoing in this matter.

Item 4.  Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John’s:

Name	Age (a)	Position	First Elected Executive Officer

John H. Schnatter	54	Founder, Chairman and Chief Executive Officer	1985

Steve M. Ritchie	41	President and Chief Operating Officer	2012

Timothy C. O’Hern	52	Senior Vice President and Chief Development Officer	2005

Lance F. Tucker	46	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer	2011

(a) Ages are as of January 1, 2016.

John H. Schnatter created the Papa John’s concept and started operations in 1984. He currently serves as Founder, Chairman and Chief Executive Officer. He previously served as Interim Chief Executive Officer from December 2008 to April 2009, Executive Chairman of the Company from 2005 until May 2007, as Chairman of the Board and Chief Executive Officer from 1990 until 2005, and as President from 1985 to 1990, from 2001 until 2005 and from 2014 to 2015.

Steve M. Ritchie was appointed President and Chief Operating Officer in July 2015 after serving as Senior Vice President and Chief Operating Officer since May 2014. Mr. Ritchie has served as a Senior Vice President since May 2013 and in various capacities of increasing responsibility over Global Operations & Global Operations Support and Training since July 2010. Since 2006, he also has served as a franchise owner and operator of multiple units in the Company’s Midwest Division.

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

There are no family relationships between any of the directors or executive officers of the Company.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA. As of February 16, 2016, there were 785 record holders of common stock. However, there are significantly more beneficial owners of our common stock than there are record holders. The following table sets forth, for the quarters indicated, the high and low sales prices of our common stock, as reported by The NASDAQ Stock Market, and dividends declared per common share:

2015	High	Low	Dividends Declared per Share
First Quarter	$65.96	$55.15	$0.140
Second Quarter	76.38	60.06	0.140
Third Quarter	79.40	63.96	0.175
Fourth Quarter	74.52	53.65	0.175

2014	High	Low	Dividends Declared per Share
First Quarter	$55.00	$44.95	$0.125
Second Quarter	52.72	40.00	0.125
Third Quarter	45.50	37.32	0.140
Fourth Quarter	57.00	39.49	0.140

Our Board of Directors declared a quarterly dividend of $0.175 per share on January 27, 2016 that was payable on February 19, 2016 to shareholders of record at the close of business on February 8, 2016.

We anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends is subject to declaration by our Board of Directors and will depend upon future earnings, results of operations, capital requirements, our financial condition and other relevant factors. There can be no assurance that the Company will continue to pay quarterly cash dividends.

Our Board of Directors has authorized the repurchase of up to $1.525 billion of common stock under a share repurchase program that began December 9, 1999, and expires February 28, 2017. This includes $125 million authorized in October 2015 and an additional $75 million authorized in February 2016. Through December 27, 2015, a total of 107.4 million shares with an aggregate cost of $1.3 billion and an average price of $12.24 per share have been repurchased under this program. Subsequent to year-end, we acquired an additional 860,000 shares at an aggregate cost of $42.6 million. Approximately $167.1 million remained available under the Company’s share repurchase program as of February 16, 2016.

The following table summarizes our repurchase activity by fiscal period during the fourth quarter ended December 27, 2015 (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

09/28/2015 - 10/25/2015	174	$68.76	106,992	$237,335
10/26/2015 - 11/22/2015	171	$63.53	107,163	$226,466
11/23/2015 - 12/27/2015	292	$57.46	107,455	$209,681

Our share repurchase authorization increased from $1.45 billion to $1.525 billion in February 2016. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to September 28, 2015.

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

Stock Performance Graph

The following performance graph compares the cumulative shareholder return of the Company’s common stock for the five-year period between December 26, 2010 and December 27, 2015 to (i) the NASDAQ Stock Market (U.S.) Index and (ii) a group of the Company’s peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places).  Management believes the companies included in this peer group appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The graph assumes the value of the investments in the Company’s common stock and in each index was $100 on December 26, 2010, and that all dividends were reinvested.

Item 6.  Selected Financial Data

The selected financial data presented for each of the fiscal years in the five-year period ended December 27, 2015, were derived from our audited consolidated financial statements. The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

	Year Ended (1)
	Dec. 27,	Dec. 28,	Dec. 29,	Dec. 30,	Dec. 25,
(In thousands, except per share data)	2015	2014	2013	2012	2011
	52 weeks	52 weeks	52 weeks	53 weeks	52 weeks
Income Statement Data
North America revenues:
Domestic Company-owned restaurant sales	$756,307	$701,854	$635,317	$592,203	$525,841
Franchise royalties (2)	95,046	89,443	81,692	79,567	73,694
Franchise and development fees	1,010	726	1,181	806	722
Domestic commissary sales	615,610	629,492	578,870	545,924	508,155
Other sales	64,711	74,179	53,322	51,223	50,912
International revenues:
Royalties and franchise and development fees (3)	27,289	25,730	21,979	19,881	16,327
Restaurant and commissary sales (4)	77,402	76,725	66,661	53,049	42,231
Total revenues	1,637,375	1,598,149	1,439,022	1,342,653	1,217,882

Operating income	136,307	117,630	106,503	99,807	87,017
Legal settlement expense	(12,278)	—	—	—	—
Investment income	794	702	589	750	755
Interest expense	(5,676)	(4,077)	(983)	(2,162)	(2,981)
Income before income taxes	119,147	114,255	106,109	98,395	84,791
Income tax expense	37,183	36,558	33,130	32,393	26,324
Net income before attribution to noncontrolling interests	81,964	77,697	72,979	66,002	58,467
Income attributable to noncontrolling interests (5)	(6,282)	(4,382)	(3,442)	(4,342)	(3,732)
Net income attributable to the Company	$75,682	$73,315	$69,537	$61,660	$54,735

Net income attributable to common shareholders	$75,422	$72,869	$68,497	$61,660	$54,735
Basic earnings per common share	$1.91	$1.78	$1.58	$1.31	$1.09
Diluted earnings per common share	$1.89	$1.75	$1.55	$1.29	$1.08
Basic weighted average common shares outstanding	39,458	40,960	43,387	46,916	50,086
Diluted weighted average common shares outstanding	40,000	41,718	44,243	47,810	50,620
Dividends declared per common share	$0.63	$0.53	$0.25	$—	$—

Balance Sheet Data
Total assets	$494,912	$504,555	$464,291	$438,408	$390,382
Total debt	256,000	230,451	157,900	88,258	51,489
Mandatorily redeemable noncontrolling interests (6)	—	—	10,786	11,837	11,065
Redeemable noncontrolling interests	8,363	8,555	7,024	6,380	3,965
Total stockholders’ equity	42,206	98,715	138,184	181,514	205,647

(1)              We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 2012 fiscal year consisted of 53 weeks and all other years above consisted of 52 weeks. The additional week resulted in additional revenues of approximately $21.5 million and additional income before income taxes of approximately $4.1 million, or $0.05 per diluted share for 2012.

(2)              North America franchise royalties were derived from franchised restaurant sales of $2.13 billion in 2015, $2.04 billion in 2014, $1.91 billion in 2013, $1.85 billion in 2012 ($1.82 billion on a 52 week basis) and $1.71 billion in 2011.

(3)              International royalties were derived from franchised restaurant sales of $592.7 million in 2015, $553.0 million in 2014, $460.0 million in 2013, $388.4 million in 2012 ($379.4 million on a 52 week basis) and $320.0 million in 2011.

(4)              Restaurant sales for international Company-owned restaurants were $19.3 million in 2015, $23.7 million in 2014, $22.7 million in 2013, $16.2 million in 2012 and $12.4 million in 2011.

(5)               Represents the noncontrolling interests’ allocation of income for our joint venture arrangements.

(6)              Represents the redemption value of a mandatorily redeemable noncontrolling interest. Upon removal of the redemption feature during 2014, the noncontrolling interest was reclassified from other long-term liabilities to stockholders’ equity in the consolidated balance sheet.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At December 27, 2015, there were 4,893 Papa John’s restaurants in operation, consisting of 752 Company-owned and 4,141 franchised restaurants. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants. Additionally, approximately 43% to 46% of our domestic revenues in each of the last three years were derived from sales to franchisees of various items including food and paper products, printing and promotional items, risk management services and information systems equipment, including the FOCUS point-of-sale system, and software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.

New unit openings in 2015 were 357 as compared to 388 in 2014 and 386 in 2013 and unit closings in 2015 were 127 as compared to 153 in 2014 and 121 in 2013. We expect net unit growth of approximately 180 to 210 units during 2016, of which 70-80% will be international locations. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies.

We continue to generate strong sales in our North America Company-owned restaurants in a very competitive environment. Average annual Company-owned sales for our most recent domestic comparable restaurant base were $1.12 million for 2015, compared to $1.06 million for 2014 and $988,000 for 2013. Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable sales for domestic Company-owned restaurants increased 5.9% in 2015, 8.2% in 2014 and 6.6% in 2013. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

We are pleased with the ongoing growth in both our North America and international franchise restaurant sales. The comparable sales for North America franchised units increased 3.6% in 2015, 6.2% in 2014 and 3.1% in 2013.  The comparable sales for International franchised units increased 7.3% in 2015, 7.8% in 2014 and 7.5% in 2013.

We strive to obtain high-quality restaurant sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe these factors improve our image and brand awareness. The average cash investment for the 11 domestic traditional Company-owned restaurants opened during 2015 was approximately $319,000, compared to the $283,000 investment for the 11 domestic traditional units opened in 2014, exclusive of land and any tenant improvement allowances we received. Over the past few years we have experienced an increase in the cost of our new restaurants primarily as a result of building larger units to accommodate increased sales, an increase in the cost of certain equipment as a result of technology enhancements, and increased costs to comply with local regulations.

Planned Sale of China Company-owned Operations

In September 2015, the Company decided to refranchise the China Company-owned market and is planning a sale of its existing China operations, consisting of 45 Company-owned restaurants and a commissary.  We expect to sell the business during 2016; upon completion of the sale, the Company will not have any Company-owned international restaurants. We have classified the assets as held for sale within the consolidated balance sheet. Upon the classification of these assets to held for sale, no loss was recognized as their fair value exceeded their carrying value.

The Company-owned China operations incurred losses before income taxes of $1.2 million in 2015 and $3.4 million in 2014, which are recorded in our International segment. The loss in 2014 includes an impairment and disposition charge of $1.0 million for eleven Company-owned restaurants in China. We do not expect the sale of our China operations to have a significant impact on our financial results.

See “Note 7” of “Notes to Consolidated Financial Statements” for additional information.

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

Noncontrolling Interests

The Company has the following four joint ventures in which there are noncontrolling interests as of December 27, 2015:

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

Our specific assumptions for estimating the fair value of options include the following:

	2015	2014	2013

Assumptions (weighted average):
Risk-free interest rate	1.6%	1.8%	1.1%
Expected dividend yield	0.9%	1.0%	0.1%
Expected volatility	28.5%	35.7%	37.5%
Expected term (in years)	5.5	6.0	6.0

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

We elected to perform a qualitative assessment for our domestic Company-owned restaurants and PJUK reporting units in 2015. As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts. We performed a quantitative analysis for the goodwill of our China reporting unit using a market approach. The market approach considered earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples that a potential buyer would pay based on third-party transactions in similar markets. The results of our quantitative assessment indicated the fair value significantly exceeded the carrying amount.

Subsequent to completing our goodwill impairment tests, no indications of impairment were identified. See “Note 8” of “Notes to Consolidated Financial Statements” for additional information.

Insurance Reserves

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels. Retention limits generally range from $100,000 to $500,000 per occurrence.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of December 27, 2015, we had a net deferred income tax liability of approximately $2.2 million.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized increases in income tax expense of $731,000 in 2015 and $117,000 in 2014 and a decrease in income tax expense of $909,000 in 2013 associated with the finalization of certain income tax matters. See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented in the accompanying consolidated financial statements consist of 52 weeks.

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

FOCUS System

As of December 27, 2015, we have implemented FOCUS, our new, proprietary point-of-sale system in our domestic Company-owned and franchised restaurants. FOCUS had the following impact on our consolidated statements of income for the years ended December 27, 2015 and December 28, 2014 (in thousands):

	Year Ended
	Dec. 27,	Dec. 28,
	2015	2014

Franchise royalties (a)	$(2,427)	$(405)
Other sales (b)	9,885	20,143
Other operating expenses (c)	(9,983)	(20,629)
Depreciation and amortization (d)	(5,014)	(2,834)
Net decrease in income before income taxes	$(7,539)	$(3,725)

Diluted earnings per common share	$(0.13)	$(0.06)

(a)         Royalty incentive program tied to franchise rollout of FOCUS.

(b)         Represents revenues for equipment installed at domestic franchised restaurants.

(c)          Includes cost of sales associated with equipment installed at franchised restaurants and other costs to support the rollout of the program.

(d)         Includes depreciation expense for both the capitalized software and for equipment installed at Company-owned restaurants, which are being depreciated over five and seven years, respectively.

Items Impacting Comparability; Non-GAAP Measures

The following table reconciles our GAAP financial results to the adjusted (non-GAAP) financial results, excluding the 2015 legal settlement expense for Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc., a conditionally certified collective and class action that was settled in 2016. We present these non-GAAP measures because we believe the legal settlement impacts the comparability of our results of operations. For additional information about the legal settlement, see “Note17” of “Notes to Consolidated Financial Statements.”

	Year Ended
	Dec. 27,	Dec. 28,	Dec. 29
(In thousands, except per share amounts)	2015	2014	2013

Income before income taxes, as reported	$119,147	$114,255	$106,109
Legal settlement expense	12,278	—	—
Income before income taxes, as adjusted	$131,425	$114,255	$106,109

Net income, as reported	$75,682	$73,315	$69,537
Legal settlement expense	7,986	—	—
Net income, as adjusted	$83,668	$73,315	$69,537

Diluted earnings per share, as reported	$1.89	$1.75	$1.55
Legal settlement expense	0.20	—	—
Diluted earnings per share, as adjusted	$2.09	$1.75	$1.55

The non-GAAP results shown above and within this document, which exclude the legal settlement, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting certain financial information without the legal settlement is important for purposes of comparison to prior year results. In addition, management uses this metric to evaluate the Company’s underlying operating performance and to analyze trends. See “Results of Operations” for further analysis regarding the impact of the legal settlement.

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

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended (1)
	Dec. 27,	Dec. 28,	Dec. 29,
	2015	2014	2013

Income Statement Data:
North America revenues:
Domestic Company-owned restaurant sales	46.2%	43.9%	44.2%
Franchise royalties	5.8	5.6	5.7
Franchise and development fees	0.1	0.1	0.1
Domestic commissary sales	37.6	39.4	40.2
Other sales	3.9	4.6	3.7
International revenues:
Royalties and franchise and development fees	1.7	1.6	1.5
Restaurant and commissary sales	4.7	4.8	4.6
Total revenues	100.0	100.0	100.0
Costs and expenses:
Domestic Company-owned restaurant cost of sales (2)	23.7	25.0	24.6
Domestic Company-owned restaurant operating expenses (2)	56.2	56.5	56.9
Domestic commissary cost of sales (3)	76.6	78.3	77.5
Domestic commissary operating expenses (3)	15.7	14.6	14.8
Other operating expenses (4)	94.1	95.8	90.0
International restaurant and commissary expenses (5)	82.0	83.0	84.9
General and administrative expenses	9.6	8.8	9.3
Other general expenses	0.4	0.5	0.5
Depreciation and amortization	2.5	2.5	2.4
Total costs and expenses	91.7	92.6	92.6
Operating income	8.3	7.4	7.4
Legal settlement expense	(0.7)	0.0	0.0
Net interest expense	(0.3)	(0.2)	(0.1)
Income before income taxes	7.3	7.2	7.3
Income tax expense	2.3	2.3	2.3
Net income before attribution to noncontrolling interests	5.0	4.9	5.0
Income attributable to noncontrolling interests	(0.4)	(0.3)	(0.2)
Net income attributable to the Company	4.6%	4.6%	4.8%

	Year Ended (1)
	Dec. 27,	Dec. 28,	Dec. 29,
	2015	2014	2013

Restaurant Data:
Percentage increase in comparable domestic Company-owned restaurant sales (6)	5.9%	8.2%	6.6%
Number of domestic Company-owned restaurants included in the most recent full year’s comparable restaurant base	667	646	633
Average sales for domestic Company-owned restaurants included in the most recent comparable restaurant base	$1,116,000	$1,064,000	$988,000

Papa John’s Restaurant Progression:
North America Company-owned:
Beginning of period	686	665	648
Opened	16	12	19
Closed	(2)	(4)	(2)
Acquired from franchisees	7	13	—
End of period	707	686	665
International Company-owned:
Beginning of period	49	58	48
Opened	—	2	11
Closed	(4)	(7)	(1)
Sold to franchisees	—	(4)	—
End of period	45	49	58
North America franchised:
Beginning of period	2,654	2,621	2,556
Opened	106	132	152
Closed	(72)	(86)	(87)
Sold to Company	(7)	(13)	—
End of period	2,681	2,654	2,621
International franchised:
Beginning of period	1,274	1,084	911
Opened	235	242	204
Closed	(49)	(56)	(31)
Acquired from Company	—	4	—
End of period	1,460	1,274	1,084
Total Papa John’s restaurants - end of period	4,893	4,663	4,428

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

(6)                     Represents the change in year-over-year sales for Company-owned restaurants open throughout the periods being compared.

Results of Operations

2015 Compared to 2014

Discussion of Revenues.  Consolidated revenues increased $39.2 million, or 2.5%, to $1.64 billion in 2015, compared to $1.60 billion in 2014.  Revenues are summarized in the following table on a reporting segment basis.

	Year Ended		Increase	Increase
	Dec. 27,	Dec. 28,	(Decrease)	(Decrease)
(In thousands)	2015	2014	$	%

North America Revenues:
Domestic Company-owned restaurant sales	$756,307	$701,854	$54,453	7.8%
Franchise royalties	95,046	89,443	5,603	6.3%
Franchise and development fees	1,010	726	284	39.1%
Domestic commissary sales	615,610	629,492	(13,882)	-2.2%
Other sales	64,711	74,179	(9,468)	-12.8%

International Revenues:
Royalties and franchise and development fees	27,289	25,730	1,559	6.1%
Restaurant and commissary sales	77,402	76,725	677	0.9%
Total Revenues	$1,637,375	$1,598,149	$39,226	2.5%

The increase in revenues in 2015 compared to 2014 was primarily due to the following:

•                  Domestic Company-owned restaurant sales increased $54.5 million, or 7.8% primarily due to an increase of 5.9% in comparable sales and a 2.7% increase in equivalent units. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

•                  North America franchise royalty revenue increased approximately $5.6 million, or 6.3%, primarily due to a 3.6% increase in comparable sales, an increase of 1.0% in equivalent units and lower royalty incentives.

•                  Domestic commissary sales decreased $13.9 million, or 2.2%, as lower revenues associated with lower cheese prices were somewhat offset by increases in restaurant sales volume. Pricing for cheese is based on a fixed dollar markup; when cheese prices decrease, revenues decrease with no overall impact on the related dollar margin.

•                  Other sales decreased approximately $9.5 million, or 12.8%, primarily due to lower FOCUS equipment sales in 2015, as anticipated. The higher levels of FOCUS equipment sales in 2014 had no significant impact on operating results. See the FOCUS System section above for additional information.

•                  International royalties and franchise and development fees increased approximately $1.6 million, or 6.1%, primarily due to higher royalties from an increase in the number of franchised restaurants and a 7.3% increase in franchised comparable sales, calculated on a constant dollar basis. The negative impact of foreign currency exchange rates reduced our revenues by approximately $2.7 million in 2015.

•                  International restaurant and commissary sales increased approximately $700,000, or 0.9%, primarily due to an increase in commissary and other revenues, particularly in the United Kingdom, with increases in units and higher comparable sales. This increase was somewhat offset by lower sales at China Company-owned restaurants due to the disposition of eleven restaurants in 2014 and negative comparable sales. Additionally, sales were negatively impacted $4.8 million by foreign currency exchange rates.

Discussion of Operating Results

Our income before income taxes totaled $119.1 million in 2015, as compared to $114.3 million in 2014, an increase of approximately $4.9 million. Excluding the previously discussed legal settlement, income before income taxes was $131.4 million in 2015, or an increase of 15.0%. Income before income taxes is summarized in the following table on a reporting segment basis. Alongside the GAAP income before income taxes data, we have included “adjusted” income before income taxes for 2015 to exclude the legal settlement expense. We believe this non-GAAP measure is important for purposes of comparing to prior year results.

	Year Ended
	As Reported	Legal	Adjusted
	Dec. 27,	Settlement	Dec. 27,	Dec. 28,	Increase
(In thousands)	2015	Expense	2015	2014	(Decrease)

Domestic Company-owned restaurants	$56,452	$—	$56,452	$40,969	$15,483
Domestic commissaries	44,721	—	44,721	39,317	5,404
North America franchising	83,315	—	83,315	77,009	6,306
International	10,891	—	10,891	7,250	3,641
All others	845	—	845	(9)	854
Unallocated corporate expenses	(75,896)	12,278	(63,618)	(49,440)	(14,178)
Elimination of intersegment profits	(1,181)	—	(1,181)	(841)	(340)
Total income before income taxes (a)	$119,147	$12,278	$131,425	$114,255	$17,170

(a)         Includes FOCUS system rollout costs of approximately $7.5 million in 2015 and $3.7 million in 2014. See the “FOCUS System” section above for additional information.

Changes in income before income taxes for 2015 in comparison to 2014 are summarized on a segment basis as follows:

•                  Domestic Company-owned Restaurants Segment. Domestic Company-owned restaurants income before income taxes increased $15.5 million primarily due to higher profits from the 5.9% increase in comparable sales and lower commodity costs. These increases were partially offset by higher depreciation expense of $1.1 million associated with FOCUS equipment. The market price for cheese averaged $1.61 per pound in 2015, compared to $2.12 per pound in the prior year.

•                  Domestic Commissaries Segment. Domestic commissaries’ income before income taxes increased $5.4 million primarily due to incremental profits from higher restaurant volumes and a higher margin, partially offset by incremental insurance expense from higher automobile claims costs of approximately $1.5 million.

•                  North America Franchising Segment. North America franchising income before income taxes increased $6.3 million primarily due to higher royalties from increases of 3.6% and 1.0% in comparable sales and equivalent units, respectively, and lower royalty incentives.

•                  International Segment. The international segment reported income before income taxes of approximately $10.9 million in 2015 compared to $7.3 million in 2014. The increase of $3.6 million was primarily due to an increase in units and comparable sales of 6.9%, which resulted in both higher royalties and an increase of approximately $2.4 million in United Kingdom results. Additionally, our Company-owned China results improved approximately $2.2 million (losses of approximately $1.2 million in 2015 and $3.4 million in 2014). The improvement in China Company-owned results was primarily due to lower non-operating costs of $1.5 million for impairment, disposition and depreciation. The international segment improvement was somewhat offset by the negative impact of foreign currency exchange rates of approximately $2.8 million.

•                  All Others Segment. The “All others” reporting segment, which primarily includes our online and mobile ordering business and our wholly-owned print and promotions subsidiary, Preferred

Marketing Solutions, increased approximately $900,000 primarily due to lower infrastructure costs to support our digital ordering business.

•                  Unallocated Corporate Expenses. Unallocated corporate expenses increased approximately $14.2 million, excluding the legal settlement expense, primarily due to higher salaries and benefits, including an increase in health insurance claims costs, as well as increased interest costs associated with higher levels of debt and a higher effective interest rate. In addition, management incentive compensation costs increased in 2015 due to higher annual operating results.

Diluted earnings per common share were $1.89 in 2015 compared to $1.75 in 2014, or an increase of $0.14, or 8.0%. Diluted earnings per common share were $2.09 in 2015, excluding the $0.20 legal settlement, or an increase of $0.34, or 19.4%. Diluted earnings per common share increased $0.08 due to the 4.1% reduction in weighted average shares outstanding. Additionally, FOCUS system costs reduced diluted earnings per share by $0.13 in 2015 and $0.06 in 2014.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $756.3 million for 2015 compared to $701.9 million for 2014. As previously noted, the 7.8% increase was primarily due to a 5.9% increase in comparable sales and a 2.7% increase in equivalent units.

North America franchise royalties were $95.0 million for 2015, representing an increase of 6.3% over 2014 revenues of $89.4 million. This increase was primarily due to higher North America franchise sales and lower incentives. North America franchise sales increased 4.2% to $2.13 billion, from $2.04 billion in 2014, as domestic franchise comparable sales increased 3.6% and equivalent units increased 1.0%. North America franchise sales are not included in our consolidated statements of income; however, our North America franchise royalty revenue is derived from these sales.

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

The comparable sales base and average weekly sales for 2015 and 2014 for domestic Company-owned and North America franchised restaurants consisted of the following:

	Year Ended		Year Ended
	December 27, 2015		December 28, 2014
	Domestic Company- owned	North America Franchised	Domestic Company- owned	North America Franchised

Total domestic units (end of period)	707	2,681	686	2,654
Equivalent units	684	2,546	666	2,521
Comparable sales base units	667	2,351	646	2,307
Comparable sales base percentage	97.5%	92.3%	97.0%	91.5%
Average weekly sales - comparable units	$21,461	$16,510	$20,451	$16,031
Average weekly sales - total non-comparable units*	$13,773	$10,716	$14,389	$10,588
Average weekly sales - all units	$21,274	$16,066	$20,271	$15,570

*Includes 129 traditional units in 2015 and 150 in 2014 and 228 non-traditional units in 2015 and 213 in 2014.

North America franchise and development fees were approximately $1.0 million in 2015, an increase of approximately $300,000 from 2014 revenues, primarily due to higher franchise renewal fees.

Domestic commissary sales decreased 2.2% to $615.6 million in 2015, from $629.5 million in the prior year. The decrease was primarily due to a decrease in cheese prices, which was somewhat offset by an increase in sales volumes. Pricing for cheese is based on a fixed dollar markup; when cheese prices decrease, revenues will decrease with no overall impact on the related dollar margin.

Other sales decreased $9.5 million to $64.7 million in 2015 primarily due to lower FOCUS equipment sales to franchisees. See the FOCUS System section above for additional information.

International royalties and franchise and development fees increased approximately $1.6 million primarily due to a 14.6% increase in franchised units and a comparable sales increase of 7.3%, calculated on a constant dollar basis. The negative impact of foreign currency exchange rates reduced our revenues by approximately $2.7 million. International franchise sales were $592.7 million in 2015, compared to $553.0 million in 2014. International franchise sales are not included in our consolidated statements of income; however, our international royalty revenue is derived from these sales.

International restaurant and commissary sales increased approximately $700,000, or 0.9%, primarily due to an increase in commissary revenues from increases in units and higher comparable sales. The increase was partially offset by lower sales at China Company-owned restaurants due to the disposition of eleven restaurants in 2014 and negative comparable sales. Additionally, sales were negatively impacted $4.8 million by foreign currency exchange rates.

Costs and Expenses.  The restaurant operating margin at domestic Company-owned units was 20.1% in 2015, compared to 18.5% in 2014 with the following differences by income statement category:

•                  Cost of sales was 1.3% lower as a percentage of revenues in 2015 primarily due to lower commodity costs, primarily cheese.

•                  Salaries and benefits were 0.7% higher as a percentage of sales in 2015, primarily due to higher performance-based bonuses paid to general managers and minimum wage increases.

•                  Advertising and related costs as a percentage of revenues were 0.2% lower as a percentage of sales in 2015 primarily due to the benefit of higher sales.

•                  Occupancy costs and other restaurant operating costs, on a combined basis, were 0.8% lower as a percentage of revenues in 2015 primarily due to the benefit of higher sales and lower mileage reimbursement due to lower gas prices.

Domestic commissary operating margin was 7.6% and 7.1% in 2015 and 2014, respectively, with the following differences by income statement category:

•                  Cost of sales was 1.7% lower as a percentage of revenues in 2015 primarily due to lower cheese costs, which have a fixed-dollar markup. As cheese prices are lower, food cost as a percentage of sales is lower.

•                  Salaries and benefits and other commissary operating expenses were 1.1% higher as a percentage of sales due to incremental automobile insurance claims costs of $1.5 million and due to higher labor costs, including in house distribution. Additionally, commissary revenues are lower due to lower cheese prices, which increase overall salaries and benefits and other commissary operating expenses as a percentage of sales.

Other operating expenses as a percentage of other sales were 94.1% in 2015, compared to 95.8% in 2014. The lower operating expenses were primarily due to the decreasing number of franchise FOCUS systems sales. FOCUS sales had very high operating expenses and a minimal margin.

International restaurant and commissary expenses were 82.0% in 2015 compared to 83.0% in 2014, as a percentage of total restaurant and commissary sales. The decrease of 1.0% is primarily due to the benefit of higher commissary sales volumes.

General and administrative (“G&A”) expenses were $157.4 million, or 9.6% of revenues for 2015, as compared to $140.6 million, or 8.8% of revenues for 2014. The increase of $16.9 million was primarily due to the following:

•                  Corporate G&A costs increased primarily due to increases in salaries and benefits, including an increase in health insurance claim costs, and management incentive compensation costs due to higher annual operating results.

•                  Domestic Company-owned restaurant supervisor bonuses increased due to higher sales and higher operating profits.

•                  International G&A costs increased primarily due to incremental advertising spending and other international support costs.

Other general expenses decreased $2.0 million to $6.2 million in 2015, from $8.2 million in 2014. The decrease was primarily due to lower provisions for uncollectible accounts and notes receivable and lower disposition and valuation related losses. The 2014 year included $1.0 million of these charges for eleven Company-owned restaurants in China.

Depreciation and amortization was $40.3 million, or 2.5% of revenues for 2015, as compared to $40.0 million, or 2.5% of revenues for 2014.

Net interest expense. Net interest expense increased approximately $1.5 million primarily due to a higher average outstanding debt balance and a higher effective interest rate.

Income Tax Expense.  Our effective income tax rate was 31.2% in 2015 compared to 32.0% in 2014. The 2015 rate includes higher benefits from various tax deductions and credits including the U.S. federal manufacturing deduction. See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.

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

•                  North America franchise royalty revenue increased $7.8 million, or 9.5% primarily due to a 6.2% increase in comparable sales and a reduced level of performance-based royalty incentives.

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

•                  International Segment. The international segment reported income before income taxes of approximately $7.3 million in 2014 compared to $2.8 million in 2013. The increase of $4.4 million was primarily due to an increase in units and comparable sales of 7.4%, which resulted in both higher royalties and contributed to an improvement of $3.1 million in the United Kingdom results. The increases were partially offset by unfavorable China Company-owned results of approximately $700,000 (losses of approximately $3.4 million in 2014 and $2.7 million in 2013). The unfavorable results were primarily due to restaurant disposition costs for 11 restaurants, which were approximately $700,000 higher in 2014. Additionally, the 2013 China results included $215,000 of incremental losses associated with the additional month of operations in the fourth quarter of 2013.

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

•                  Unallocated Corporate Expenses.  Unallocated corporate expenses increased approximately $8.4 million due to the following:

(1)               Higher G&A costs of approximately $3.8 million, including legal and management incentive compensation costs, partially offset by lower travel costs.

(2)               An increase in net interest expense of approximately $3.0 million primarily due to a higher average outstanding debt balance with a higher effective interest rate. Additionally, 2013 included an approximate $1.1 million benefit from a decrease in the redemption value of a mandatorily redeemable noncontrolling interest in a joint venture. An amendment in the joint venture agreement during 2014 no longer requires changes in the value to be recorded in net interest.

(3)               FOCUS costs of approximately $1.6 million in 2014, including depreciation expense for capitalized FOCUS software development costs and other costs to support the rollout of the program.

Diluted earnings per common share were $1.75 in 2014, compared to $1.55 in 2013, an increase of $0.20, or 12.9%. Diluted earnings per common share increased $0.10 due to the 5.7% reduction in weighted average shares outstanding. Additionally, FOCUS system costs reduced diluted earnings per share by $0.06 in 2014.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $701.9 million for 2014 compared to $635.3 million for 2013. As previously noted, the 10.5% increase was primarily due to an 8.2% increase in comparable sales and a 2.6% increase in equivalent units.

North America franchise sales increased 7.1% to $2.04 billion in 2014, from $1.91 billion in 2013, as domestic franchise comparable sales increased 6.2% and equivalent units increased 1.2%. North America franchise sales are not included in our consolidated statements of income; however, our North America franchise royalty revenue is derived from these sales. North America franchise royalties were $89.4 million for 2014, representing an increase of 9.5% from 2013. As previously noted, this increase is due to the franchise comparable sales increase and a reduction in performance-based royalty incentives.

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

International royalties and franchise and development fees increased approximately $3.8 million in 2014 primarily due to a 17.5% increase in franchised units and a comparable sales increase of 7.8%, calculated on a constant dollar basis. International franchise restaurant sales were $553.0 million in 2014, compared to $460.0 million in 2013. International franchise restaurant sales are not included in our consolidated statements of income; however, our international royalty revenue is derived from these sales.

International restaurant and commissary sales increased $10.1 million, or 15.1%, in 2014 primarily due to an increase in commissary revenues from increases in units and higher comparable sales, including the United Kingdom. As previously noted, the 2013 year includes an additional month of revenues at our China Company-owned operations in the amount of $2.1 million.

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

Other operating expenses as a percentage of other sales were 95.8% in 2014, compared to 90.0% in 2013. The higher operating expenses were primarily due to the low margin associated with sales of FOCUS equipment to franchisees, higher infrastructure costs to support our online operations and the impact of an increased number of reduced cost direct mail campaigns offered to our domestic franchised restaurants by Preferred.

International restaurant and commissary expenses were 83.0% in 2014 compared to 84.9% in 2013, as a percentage of total restaurant and commissary sales. The decrease of 1.9% was primarily due to lower operating expenses for the United Kingdom primarily due to higher sales.

General and administrative (“G&A”) expenses were $140.6 million, or 8.8% of revenues for 2014, as compared to $134.2 million, or 9.3% of revenues for 2013. The decrease as a percentage of sales was primarily the result of higher sales. The increase of $6.3 million was primarily due to the following:

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

Other general expenses reflect net expense of $8.2 million in 2014, as compared to $6.7 million in 2013. The increase of approximately $1.6 million was primarily due to $1.1 million of higher disposition related costs, including $700,000 for China Company-owned restaurant closures and divestitures, and higher provisions for uncollectible accounts and notes receivable of approximately $500,000.

Depreciation and amortization was $40.0 million, or 2.5% of revenues for 2014, as compared to $35.1 million, or 2.4% of revenues for 2013. The increase of $4.9 million is primarily due to incremental depreciation related to both our New Jersey commissary dough production capital expenditures and our FOCUS capitalized software costs and equipment costs at Company-owned restaurants.

Net interest expense. Net interest expense consisted of the following (in thousands):

	Year Ended
	Dec. 28,	Dec. 29,	(Increase)
	2014	2013	Decrease

Interest expense on long-term debt (a)	$(4,073)	$(2,131)	$(1,942)
Investment income	702	589	113
Change in redemption value of mandatorily redeemable noncontrolling interest in a joint venture (b)	(4)	1,148	(1,152)
Net interest (expense) income	$(3,375)	$(394)	$(2,981)

(a)         The increase in interest expense was due to a higher average outstanding debt balance and a higher effective interest rate.

(b)         2013 represents the change in redemption value based on the mandatory redemption feature we previously had for this noncontrolling interest. We eliminated that feature in 2014.

Income Tax Expense.  Our effective income tax rate was 32.0% in 2014 compared to 31.2% in 2013. The higher tax rate in 2014 was primarily due to the prior year including favorable state tax settlements. See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.

Liquidity and Capital Resources

Debt

Our debt is comprised entirely of an unsecured revolving credit facility with outstanding balances of $256.0 million as of December 27, 2015 and $230.5 million as of December 28, 2014. The increase in the outstanding balance was primarily due to borrowings to fund share repurchases and to pay dividends.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Credit Facility. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $120.2 million as of December 27, 2015.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Credit Facility. As of December 27, 2015, we have the following interest rate swap agreements, including three forward starting swaps for $125.0 million that become effective in 2018 upon expiration of the two existing swaps for $125.0 million:

Effective Dates	Debt Amount	Fixed Rates
July 30, 2013 through April 30, 2018	$75 million	1.42%

December 30, 2014 through April 30, 2018	$50 million	1.36%

April 30, 2018 through April 30, 2023	$55 million	2.33%

April 30, 2018 through April 30, 2023	$35 million	2.36%

April 30, 2018 through April 30, 2023	$35 million	2.34%

Our Credit Facility contains affirmative and negative covenants, including the following financial covenants, as defined by the credit facility:

	Permitted Ratio	Actual Ratio for the Year Ended December 27, 2015

Leverage Ratio	Not to exceed 3.0 to 1.0	1.6 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.8 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of December 27, 2015.

Cash Flows

Cash flow provided by operating activities was $160.3 million for 2015 as compared to $122.6 million in 2014. The increase of approximately $37.7 million was primarily due to higher operating income and favorable changes in inventory and other working capital items. The prior year included higher inventory levels of equipment to support the rollout of FOCUS to our domestic franchised restaurants. The Perrin legal settlement does not impact 2015 cash provided by operating activities as it was not paid until January 2016. Cash flow provided by operating activities increased to $122.6 million in 2014 from $101.4 million in 2013, primarily due to higher operating income and favorable changes in working capital.

The Company’s free cash flow for the last three years was as follows (in thousands):

	Year Ended
	Dec. 27,	Dec. 28,	Dec. 29,
	2015	2014	2013

Net cash provided by operating activities	$160,312	$122,632	$101,360
Purchase of property and equipment (a)	(38,972)	(48,655)	(50,750)
Free cash flow (b)	$121,340	$73,977	$50,610

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

We require capital for share repurchases and the payment of cash dividends. The following is a summary of our common share repurchases, as adjusted for the stock split, for the last three years (in thousands, except average price per share):

Fiscal Year	Number of Shares Repurchased	Total Cash Paid	Average Price Per Share
2013	3,538	$118,569	$33.51
2014	2,562	$117,400	$45.82
2015	1,845	$119,793	$64.93

Subsequent to December 27, 2015, we acquired an additional 860,000 shares at an aggregate cost of $42.6 million. Approximately $167.1 million remained available through February 28, 2017 under the Company’s share repurchase program as of February 16, 2016.

We paid cash dividends of $24.8 million in 2015 ($0.63 per share), $21.7 million in 2014 ($0.53 per share) and $10.8 million in 2013 ($0.25 per share). Additionally, on January 27, 2016, our Board of Directors declared a first quarter 2016 cash dividend of $0.175 per share, or approximately $6.6 million. The dividend was paid on February 19, 2016 to shareholders of record as of the close of business on February 8, 2016. The declaration and payment of any future dividends will be at the discretion of the Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by the Board of Directors.

Contractual Obligations

Contractual obligations and payments as of December 27, 2015 due by year are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Contractual Obligations:

Revolving credit facility (1)	$—	$—	$256,000	$—	$256,000
Interest payments (2)	5,497	11,785	13,367	15,594	46,243
Total debt	5,497	11,785	269,367	15,594	302,243
Operating leases (3)	41,710	69,825	42,213	54,532	208,280
Total contractual obligations	$47,207	$81,610	$311,580	$70,126	$510,523

(1)         We utilize interest rate swaps to hedge against $125 million of our variable rate debt. At December 27, 2015, we had an interest rate swap liability recorded in other current and other long-term liabilities in the consolidated balance sheet.

(2)         Interest payments assume an outstanding debt balance of $256 million until the expiration of the swaps. Interest payments are calculated based on LIBOR plus the applicable margin in effect at December 27, 2015, and considers the interest rate swap agreements in effect. The actual interest rates on our variable rate debt and the amount of our indebtedness could vary from those used to compute the above interest payments. See “Note 9” of “Notes to Consolidated Financial Statements” for additional information concerning our debt and credit arrangements.

(3)         See “Note 17” of “Notes to Consolidated Financial Statements” for additional information.

The above table does not include the following:

•                  Unrecognized tax benefits of $3.7 million since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority.

•                  Redeemable noncontrolling interests of $8.4 million as we are not able to predict the timing of the redemptions.

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

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$23,770	$—	$—	$—	$23,770

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

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, contingent liabilities, resolution of litigation, commodity costs, profit margins, unit growth, capital expenditures, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

•                  aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;

•                  changes in consumer preferences or consumer buying habits, including changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending;

•                  the adverse impact on the Company or our results caused by product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our Company-owned or franchised restaurants or others in the restaurant industry;

•                  failure to maintain our brand strength, quality reputation and consumer enthusiasm for our better ingredients marketing and advertising strategy;

•                  the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, store level employees or suitable sites;

•                  increases in food costs or sustained higher other operating costs. This could include increased employee compensation, benefits, insurance, tax rates, new regulatory requirements or increasing compliance costs;

•                  increases in insurance claims and related costs for programs funded by the Company up to certain retention limits, including medical, owned and non-owned automobiles, workers’ compensation, general liability and property;

•                  disruption of our supply chain or commissary operations which could be caused by our sole source of supply of cheese or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, geopolitical or other disruptions beyond our control;

•                  increased risks associated with our international operations, including economic and political conditions, instability in our international markets, especially emerging markets, fluctuations in currency exchange rates, and difficulty in meeting planned sales targets and new store growth;

•                  the impact of current or future claims and litigation, including labor and employment-related claims;

•                  current or proposed legislation impacting our business;

•                  failure to effectively execute succession planning, and our reliance on the multiple roles of our founder, chairman and chief executive officer, who also serves as our brand spokesperson; and

•                  disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential Company, employee and customer information, including payment cards.

These and other risk factors are discussed in detail in “Part I. Item 1A. — Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of a $400 million unsecured revolving credit facility with outstanding balances of $256.0 million as of December 27, 2015 and $230.5 million as of December 28, 2014 and a maturity date of October 31, 2019. Additionally, we have the option to increase the amount available under our revolving credit facility by an additional $100 million. The interest rate charged on the outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

We attempt to minimize interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions and have reset dates and critical terms that match those of our existing debt and the anticipated critical terms of future debt. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.

As of December 27, 2015, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Debt Amount	Fixed Rates
July 30, 2013 through April 30, 2018	$75 million	1.42%

December 30, 2014 through April 30, 2018	$50 million	1.36%

April 30, 2018 through April 30, 2023	$55 million	2.33%

April 30, 2018 through April 30, 2023	$35 million	2.36%

April 30, 2018 through April 30, 2023	$35 million	2.34%

The weighted average interest rate on the revolving line of credit, including the impact of the interest rate swap agreements, was 2.0% for the year ended December 27, 2015. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of December 27, 2015, including the impact of the interest rate swaps, would increase annual interest expense by $1.3 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. Approximately 6.4% of our revenues for 2015 and 2014 and 6.2% for 2013 were derived from these operations.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a negative impact on our revenues of $7.5 million in 2015 and a negative impact on our income before income taxes of $2.8 million in 2015. An additional 10% adverse change in the foreign currency rates for our international markets would result in an additional negative impact on annual revenue and income before income taxes of approximately $9.0 million and $2.0 million, respectively.

Commodity Price Risk

In the ordinary course of business, the food and paper products we purchase, including cheese (our largest food cost), are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have pricing agreements with some of our vendors, including forward pricing agreements for a portion of our cheese purchases for our domestic Company-owned restaurants, which are accounted for as normal purchases; however, we still remain exposed to on-going commodity volatility.

The following table presents the actual average block price for cheese by quarter in 2015, 2014 and 2013. Also presented is the projected 2016 average block price by quarter (based on the February 16, 2016 Chicago Mercantile Exchange cheese futures prices for 2016):

	2016	2015	2014	2013
	Projected	Block	Block	Block
	Market	Price	Price	Price

Quarter 1	$1.510	$1.538	$2.212	$1.662
Quarter 2	1.551	1.630	2.131	1.784
Quarter 3	1.657	1.684	2.141	1.740
Quarter 4	1.698	1.602	1.991	1.849
Full Year	$1.604	$1.614	$2.119	$1.759

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries as of December 27, 2015 and December 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and Subsidiaries at December 27, 2015 and December 28, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 23, 2016

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended
	December 27,	December 28,	December 29,
(In thousands, except per share amounts)	2015	2014	2013
North America revenues:
Domestic Company-owned restaurant sales	$756,307	$701,854	$635,317
Franchise royalties	95,046	89,443	81,692
Franchise and development fees	1,010	726	1,181
Domestic commissary sales	615,610	629,492	578,870
Other sales	64,711	74,179	53,322
International revenues:
Royalties and franchise and development fees	27,289	25,730	21,979
Restaurant and commissary sales	77,402	76,725	66,661
Total revenues	1,637,375	1,598,149	1,439,022
Costs and expenses:
Domestic Company-owned restaurant expenses:
Cost of sales	178,952	175,733	156,237
Salaries and benefits	207,998	188,234	173,316
Advertising and related costs	67,164	63,463	59,172
Occupancy costs and other restaurant operating expenses	150,092	144,628	128,826
Total domestic Company-owned restaurant expenses	604,206	572,058	517,551
Domestic commissary expenses:
Cost of sales	471,812	492,940	448,693
Salaries and benefits and other commissary operating expenses	96,715	91,981	85,649
Total domestic commissary expenses	568,527	584,921	534,342
Other operating expenses	60,896	71,068	48,011
International restaurant and commissary expenses	63,506	63,718	56,609
General and administrative expenses	157,421	140,566	134,228
Other general expenses	6,205	8,223	6,673
Depreciation and amortization	40,307	39,965	35,105
Total costs and expenses	1,501,068	1,480,519	1,332,519
Operating income	136,307	117,630	106,503
Legal settlement expense	(12,278)	—	—
Investment income	794	702	589
Interest expense	(5,676)	(4,077)	(983)
Income before income taxes	119,147	114,255	106,109
Income tax expense	37,183	36,558	33,130
Net income before attribution to noncontrolling interests	81,964	77,697	72,979
Income attributable to noncontrolling interests	(6,282)	(4,382)	(3,442)
Net income attributable to the Company	$75,682	$73,315	$69,537

Calculation of income for earnings per share:
Net income attributable to the Company	$75,682	$73,315	$69,537
Decrease (increase) in noncontrolling interest redemption value	65	(44)	(510)
Net income attributable to participating securities	(325)	(402)	(530)
Net income attributable to common shareholders	$75,422	$72,869	$68,497

Basic earnings per common share	$1.91	$1.78	$1.58
Diluted earnings per common share	$1.89	$1.75	$1.55

Basic weighted average common shares outstanding	39,458	40,960	43,387
Diluted weighted average common shares outstanding	40,000	41,718	44,243

Dividends declared per common share	$0.63	$0.53	$0.25

Supplemental data (see Note 16):
Revenues - affiliates	$3,124	$3,546	$3,259

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended
	December 27,	December 28,	December 29,
(In thousands)	2015	2014	2013

Net income before attribution to noncontrolling interests	$81,964	$77,697	$72,979
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(2,133)	(2,584)	1,065
Interest rate swaps (1)	(1,846)	(261)	(51)
Other comprehensive income (loss), before tax	(3,979)	(2,845)	1,014
Income tax effect:
Foreign currency translation adjustments	789	956	(394)
Interest rate swaps (2)	683	97	19
Income tax effect	1,472	1,053	(375)
Other comprehensive income (loss), net of tax	(2,507)	(1,792)	639
Comprehensive income before attribution to noncontrolling interests	79,457	75,905	73,618
Comprehensive loss, redeemable noncontrolling interests	(3,873)	(3,687)	(3,466)
Comprehensive (loss) income, nonredeemable noncontrolling interests	(2,409)	(695)	24
Comprehensive income attributable to the Company	$73,175	$71,523	$70,176

(1)         Amounts reclassified out of accumulated other comprehensive income (“AOCI”) into interest expense included $1,563, $996 and $501 for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.

(2)         The income tax effects of amounts reclassified out of AOCI into interest expense were $578, $369 and $185 for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

	Years Ended
	December 27,	December 28,
(In thousands, except per share amounts)	2015	2014

Assets
Current assets:
Cash and cash equivalents	$21,006	$20,122
Accounts receivable (less allowance for doubtful accounts of $2,447 in 2015 and $3,814 in 2014)	63,163	55,933
Accounts receivable - affiliates (no allowance for doubtful accounts in 2015 and 2014)	157	114
Notes receivable (no allowance for doubtful accounts in 2015 and 2014)	7,816	6,106
Income taxes receivable	272	9,527
Inventories	21,564	27,394
Prepaid expenses	20,372	18,736
Other current assets	8,941	9,828
Assets held for sale	9,299	—
Total current assets	152,590	147,760
Net property and equipment	214,044	219,457
Notes receivable, less current portion (less allowance for doubtful accounts of $3,653 in 2015 and $3,132 in 2014)	11,105	12,801
Goodwill	79,657	82,007
Deferred income taxes	2,415	3,914
Other assets	35,101	38,616
Total assets	$494,912	$504,555

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,492	$38,832
Income and other taxes payable	8,527	9,637
Accrued expenses and other current liabilities	80,918	58,293
Total current liabilities	132,937	106,762
Deferred revenue	3,190	4,257
Long-term debt	256,000	230,451
Deferred income taxes	4,610	13,940
Other long-term liabilities	47,606	41,875
Total liabilities	444,343	397,285

Redeemable noncontrolling interests	8,363	8,555

Stockholders’ equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 43,731 in 2015 and 43,331 in 2014)	437	433
Additional paid-in capital	158,348	147,912
Accumulated other comprehensive income	(1,836)	671
Retained earnings	143,789	92,876
Treasury stock (5,308 shares in 2015 and 3,549 shares in 2014, at cost)	(271,557)	(155,659)
Total stockholders’ equity, net of noncontrolling interests	29,181	86,233
Noncontrolling interests in subsidiaries	13,025	12,482
Total stockholders’ equity	42,206	98,715
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$494,912	$504,555

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity
Balance at December 30, 2012	44,482	$742	$280,534	$1,824	$356,461	$(458,047)	$—	$181,514
Net income attributable to the Company (1)	—	—	—	—	69,537	—	(24)	69,513
Other comprehensive income	—	—	—	639	—	—	—	639
Cash dividends paid	—	—	41	—	(10,751)	—	—	(10,710)
Exercise of stock options	570	6	6,859	—	—	—	—	6,865
Tax effect of equity awards	—	—	1,172	—	—	—	—	1,172
Acquisition of Company common stock	(3,536)	—	—	—	—	(118,569)	—	(118,569)
Retirement of Company common stock	—	(320)	(156,380)	—	(373,440)	530,140	—	—
Stock-based compensation expense	—	—	7,409	—	—	—	—	7,409
Issuance of restricted stock	138	—	(2,187)	—	—	2,187	—	—
Change in redemption value of noncontrolling interests	—	—	—	—	(510)	—	—	(510)
Reclassification from temporary equity to permanent equity	—	—	—	—	—	—	434	434
Contributions from noncontrolling interests	—	—	—	—	—	—	100	100
Other	13	—	104	—	—	223	—	327
Balance at December 29, 2013	41,667	428	137,552	2,463	41,297	(44,066)	510	138,184
Net income attributable to the Company (1)	—	—	—	—	73,315	—	695	74,010
Other comprehensive loss	—	—	—	(1,792)	—	—	—	(1,792)
Cash dividends paid	—	—	87	—	(21,692)	—	—	(21,605)
Exercise of stock options	535	5	5,832	—	—	—	—	5,837
Tax effect of equity awards	—	—	1,047	—	—	—	—	1,047
Acquisition of Company common stock	(2,562)	—	—	—	—	(117,400)	—	(117,400)
Stock-based compensation expense	—	—	8,712	—	—	—	—	8,712
Issuance of restricted stock	133	—	(5,443)	—	—	5,443	—	—
Change in redemption value of noncontrolling interests	—	—	—	—	(44)	—	—	(44)
Reclassification from temporary equity to permanent equity	—	—	—	—	—	—	11,391	11,391
Contributions from noncontrolling interests	—	—	—	—	—	—	1,086	1,086
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,200)	(1,200)
Other	9	—	125	—	—	364	—	489
Balance at December 28, 2014	39,782	433	147,912	671	92,876	(155,659)	12,482	98,715
Net income attributable to the Company (1)	—	—	—	—	75,682	—	2,409	78,091
Other comprehensive loss	—	—	—	(2,507)	—	—	—	(2,507)
Cash dividends paid	—	—	100	—	(24,834)	—	—	(24,734)
Exercise of stock options	320	3	5,194	—	—	—	—	5,197
Tax effect of equity awards	—	—	(830)	—	—	—	—	(830)
Acquisition of Company common stock	(1,845)	—	—	—	—	(119,793)	—	(119,793)
Stock-based compensation expense	—	—	9,423	—	—	—	—	9,423
Issuance of restricted stock	151	1	(3,232)	—	—	3,231	—	—
Change in redemption value of noncontrolling interests	—	—	—	—	65	—	—	65
Contributions from noncontrolling interests	—	—	—	—	—	—	684	684
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,550)	(2,550)
Other	15	—	(219)	—	—	664	—	445
Balance at December 27, 2015	38,423	$437	$158,348	$(1,836)	$143,789	$(271,557)	$13,025	$42,206

(1)   Net income to the Company at December 27, 2015, December 28, 2014 and December 29, 2013 excludes $6,282, $4,382 and $3,442, respectively, allocable to the noncontrolling interests for our joint venture arrangements.

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

At December 27, 2015, the accumulated other comprehensive loss of $1,836 was comprised of unrealized foreign currency translation loss of $411 and a net unrealized loss on the interest rate swap agreements of $1,425.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 27,	December 28,	December 29,
(In thousands)	2015	2014	2013
Operating activities
Net income before attribution to noncontrolling interests	$81,964	$77,697	$72,979
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	1,232	1,795	1,921
Depreciation and amortization	40,307	39,965	35,105
Deferred income taxes	(6,246)	4,422	5,848
Stock-based compensation expense	9,423	8,712	7,409
Other	4,633	4,738	2,767
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,179)	(5,741)	(11,058)
Income taxes receivable	9,255	(9,527)	—
Inventories	4,967	(2,838)	(857)
Prepaid expenses	(2,425)	(4,394)	(1,553)
Other current assets	829	(387)	(1,458)
Other assets and liabilities	620	915	(3,728)
Accounts payable	4,804	3,171	3,029
Income and other taxes payable	(1,113)	5,233	(6,027)
Accrued expenses and other current liabilities	21,201	(665)	(2,536)
Deferred revenue	40	(464)	(481)
Net cash provided by operating activities	160,312	122,632	101,360
Investing activities
Purchases of property and equipment	(38,972)	(48,655)	(50,750)
Loans issued	(4,741)	(6,816)	(6,095)
Repayments of loans issued	5,183	4,254	7,068
Acquisitions, net of cash acquired	(922)	(4,773)	—
Proceeds from divestitures of restaurants	—	400	—
Other	500	556	339
Net cash used in investing activities	(38,952)	(55,034)	(49,438)
Financing activities
Net proceeds from issuance of long-term debt	25,549	72,551	69,642
Cash dividends paid	(24,844)	(21,735)	(10,797)
Excess tax benefit on equity awards	10,151	10,282	4,755
Tax payments for equity award issuances	(10,965)	(9,235)	(3,584)
Proceeds from exercise of stock options	5,197	5,837	6,865
Acquisition of Company common stock	(119,793)	(117,400)	(118,569)
Contributions from noncontrolling interest holders	684	1,086	950
Distributions to noncontrolling interest holders	(6,550)	(2,800)	(3,650)
Other	444	491	(327)
Net cash used in financing activities	(120,127)	(60,923)	(54,715)
Effect of exchange rate changes on cash and cash equivalents	(349)	(223)	67
Change in cash and cash equivalents	884	6,452	(2,726)
Cash and cash equivalents at beginning of year	20,122	13,670	16,396
Cash and cash equivalents at end of year	$21,006	$20,122	$13,670

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” currently in all 50 states and in 39 international countries and territories. Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Variable Interest Entity

Papa John’s domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (PJMF), a nonstock corporation designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. PJMF is a variable interest entity (“VIE”) as it does not have sufficient equity to fund its operations without ongoing financial support and contributions from its members. Based on the ownership and governance structure and operating procedures of PJMF, we have determined that we do not have the power to direct the most significant activities of PJMF and are therefore not the primary beneficiary. Accordingly, consolidation of PJMF is not appropriate.

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

The Company offers various incentive programs for franchisees including royalty incentives, new restaurant opening (i.e. development incentives) and other various support initiatives. Royalties, franchise and development fees and commissary sales are reduced to reflect any incentives earned or granted under these programs that are in the form of discounts. Direct mail advertising discounts are also periodically offered. Other sales are reduced to reflect these advertising discounts. Other development incentives for opening restaurants are offered in the form of Company equipment at no cost. This equipment is amortized over the term of the agreement, which is generally two to three years, and is recognized in other general expenses in our consolidated statements of income.

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

International revenues are comprised of Company-owned restaurant sales, royalties, franchise fees and revenues for the production and distribution of food to international franchisees. Revenues are recognized consistently with the policies applied for revenues generated in the United States.

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

2. Significant Accounting Policies (continued)

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

Notes Receivable

The Company provides financing to select franchisees principally for use in the construction and development of their restaurants and for the purchase of restaurants from the Company or other franchisees. Notes receivable bear interest at fixed or floating rates and are generally secured by the assets of each restaurant and the ownership interests in the franchise. We establish an allowance based on a review of each borrower’s economic performance and underlying collateral value. Note balances are charged off against the allowance after recovery efforts have ceased.

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

Depreciation expense was $39.7 million in 2015, $39.1 million in 2014 and $34.5 million in 2013.

2.  Significant Accounting Policies (continued)

Deferred Costs

We defer certain information systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related information systems project. Total costs deferred were approximately $2.6 million in 2015, $3.3 million in 2014 and $3.3 million in 2013. The unamortized information systems development costs approximated $9.1 million and $8.7 million as of December 27, 2015 and December 28, 2014, respectively.

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

We elected to perform a qualitative assessment for our domestic Company-owned restaurants and PJUK reporting units in 2015. As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts. We performed a quantitative analysis for the goodwill of our China reporting unit using a market approach. The market approach considered earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples that a potential buyer would pay based on third-party transactions in similar markets. The results of our quantitative assessment indicated the fair value significantly exceeded the carrying amount. Subsequent to completing our goodwill impairment tests, no indications of impairment were identified.

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

2.  Significant Accounting Policies (continued)

Insurance Reserves

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels under our retention programs. Retention limits generally range from $100,000 to $500,000 per occurrence.

Losses are accrued based upon undiscounted estimates of the liability for claims incurred using certain third-party actuarial projections and our claims loss experience. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims differ significantly from historical trends used to estimate the insurance reserves recorded by the Company. See Note 12 for additional information on our insurance reserves.

Derivative Financial Instruments

We recognize all derivatives on the balance sheet at fair value. At inception and on an ongoing basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in AOCI until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

We recognized a loss of $1.8 million ($1.2 million after tax) in 2015, a loss of $261,000 ($164,000 after tax) in 2014 and a loss of $51,000 ($32,000 after tax) in 2013, in AOCI for the net change in the fair value of our interest rate swaps. See Note 9 for additional information on our debt and credit arrangements.

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

2. Significant Accounting Policies (continued)

Foreign Currency Translation

The local currency is the functional currency for our subsidiaries located in the United Kingdom, Mexico and China. Revenues and expenses are translated into U.S. dollars using monthly average exchange rates, while assets and liabilities are translated using year-end exchange rates. The resulting translation adjustments are included as a component of AOCI net of income taxes.

Recent Accounting Pronouncements

Income Taxes

In November 2015, the Financial Accounting Standards Board (“FASB”) issued “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (Accounting Standards Update (“ASU” 2015-17). ASU 2015-17 requires the Company to classify deferred tax assets and liabilities as noncurrent amounts in the consolidated balance sheets. Such amounts were previously required to be classified as current and noncurrent assets and liabilities. The Company is required to adopt the provisions of ASU 2015-17 for fiscal 2017; however, the Company elected to retrospectively adopt the provisions for fiscal 2015, as allowed, and reclassified all previously reported current amounts as long-term. The consolidated balance sheet at December 28, 2014 includes a reclassification of $8.2 million from the previously reported current deferred income tax asset to a long-term deferred income tax liability.

Deferred Debt Issuance Costs

In April 2015, the FASB issued “Interest — Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). This update will require the Company to report deferred debt issuance costs as a reduction to long-term debt in the consolidated balance sheets. The Company currently reports these costs, which approximate $900,000 in 2015 and $1.2 million in 2014 as other noncurrent assets in the consolidated balance sheets. The Company will adopt ASU 2015-03 beginning in fiscal 2016 for all retrospective periods, as required.

Revenue from Contract with Customers

In May 2014, the FASB issued “Revenue from Contracts with Customers” (ASU 2014-09), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. This update requires companies to recognize revenue at amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. Such estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Companies can either apply a full retrospective adoption or a modified retrospective adoption.

We are required to adopt the new requirements in the first quarter of 2018. We are currently evaluating the method of adoption and impact of the new requirements on our consolidated financial statements. We currently do not believe the impact will be significant.

2. Significant Accounting Policies (continued)

Reclassification

Certain prior year amounts within cash flows provided by operating activities in the consolidated statement of cash flows have been reclassified to conform to the current year presentation.

3.              Stockholders’ Equity

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock and 100.0 million shares of common stock. The Company’s outstanding shares of common stock, net of repurchased common stock, were 38.4 million shares at December 27, 2015 and 39.8 million shares at December 28, 2014. There were no shares of preferred stock issued or outstanding at December 27, 2015 and December 28, 2014.

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

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.525 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 28, 2017, including $125 million authorized in October 2015 and $75 million authorized in February 2016. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

We repurchased 1.8 million, 2.6 million and 3.5 million shares of our common stock for $119.8 million, $117.4 million and $118.6 million in 2015, 2014, and 2013, respectively.

Subsequent to year end through February 16, 2016, the Company acquired an additional 860,000 shares at an aggregate cost of $42.6 million. As of February 16, 2016, $167.1 million was available for repurchase of common stock under this authorization.

Cash Dividend

The Company initiated quarterly cash dividends to its shareholders during 2013. The Company paid dividends of $24.8 million in 2015, $21.7 million in 2014 and $10.8 million in 2013. Subsequent to fiscal 2016, our Board of Directors declared a first quarter 2016 cash dividend of $0.175 per share, or approximately $6.6 million. The dividend was paid on February 19, 2016 to shareholders of record as of the close of business on February 8, 2016.

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

The calculations of basic earnings per common share and diluted earnings per common share for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 are as follows (in thousands, except per share data):

	2015	2014	2013

Basic earnings per common share:
Net income attributable to the Company	$75,682	$73,315	$69,537
Decrease (increase) in noncontrolling interest redemption value	65	(44)	(510)
Net income attributable to participating securities	(325)	(402)	(530)
Net income attributable to common shareholders	$75,422	$72,869	$68,497

Weighted average common shares outstanding	39,458	40,960	43,387
Basic earnings per common share	$1.91	$1.78	$1.58

Diluted earnings per common share:
Net income attributable to common shareholders	$75,422	$72,869	$68,497

Weighted average common shares outstanding	39,458	40,960	43,387
Dilutive effect of outstanding equity awards	542	758	856
Diluted weighted average common shares outstanding	40,000	41,718	44,243
Diluted earnings per common share	$1.89	$1.75	$1.55

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of diluted earnings per common share because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 251,000 in 2015, 226,000 in 2014 and 129,000 in 2013.

4. Earnings per Share (continued)

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 27, 2015 and December 28, 2014 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

December 27, 2015
Financial assets:
Cash surrender value of life insurance policies (a)	$17,916	$17,916	$—	$—

Financial liabilities:
Interest rate swaps (b)	2,262	—	2,262	—

December 28, 2014
Financial assets:
Cash surrender value of life insurance policies (a)	$18,238	$18,238	$—	$—

Financial liabilities:
Interest rate swap (b)	376	—	376	—

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

There were no transfers among levels within the fair value hierarchy during fiscal 2015 or 2014.

6.  Noncontrolling Interests

Papa John’s has joint ventures in which there are noncontrolling interests, consisting of the following as of December 27, 2015, December 28, 2014 and December 29, 2013:

				Noncontrolling
	Number of	Restaurant	Papa John’s	Interest
	Restaurants	Locations	Ownership	Ownership

December 27, 2015
Star Papa, LP	87	Texas	51%	49%
Colonel’s Limited, LLC	61	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	33	Minnesota	70%	30%
PJ Denver, LLC	32	Colorado	60%	40%

December 28, 2014
Star Papa, LP	84	Texas	51%	49%
Colonel’s Limited, LLC	56	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	35	Minnesota	70%	30%
PJ Denver, LLC	25	Colorado	60%	40%

December 29, 2013
Star Papa, LP	81	Texas	51%	49%
Colonel’s Limited, LLC	52	Maryland and Virginia	70%	30%
PJ Minnesota, LLC	33	Minnesota	80%	20%
PJ Denver, LLC	25	Colorado	60%	40%

The noncontrolling interest holder’s ownership in PJ Minnesota, LLC increased from 20% to 30% in 2014 upon exercise of an option to acquire an additional 10% interest in the joint venture from the Company.

The income before income taxes attributable to these joint ventures for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 were as follows (in thousands):

	2015	2014	2013

Papa John’s International, Inc.	$9,725	$6,932	$5,121
Noncontrolling interests	6,282	4,382	3,442
Total income before income taxes	$16,007	$11,314	$8,563

The noncontrolling interests of our Colonel’s Limited, LLC and PJ Minnesota, LLC joint ventures are recorded at carrying value in “Stockholders’ equity” in the consolidated balance sheets at both December 27, 2015 and December 28, 2014, as the noncontrolling interest holders’ agreements had no redemption features.

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

The following summarizes changes in our redeemable noncontrolling interests in 2015 and 2014 (in thousands):

Balance at December 29, 2013	$7,024
Net income	2,487
Distributions to redeemable noncontrolling interest holders	(1,000)
Change in redemption value	44
Balance at December 28, 2014	8,555
Net income	3,873
Distributions to redeemable noncontrolling interest holders	(4,000)
Change in redemption value	(65)
Balance at December 27, 2015	$8,363

7.  Acquisitions and Divestitures

Acquisitions

We acquired restaurants from our domestic franchisees in 2015 and 2014 (none in 2013), which are summarized as follows:

	2015	2014

Number of restaurants acquired	7	13
Location of restaurants acquired	North Carolina, Missouri and Colorado	Georgia, North Carolina, Illinois and Texas

Purchase price (in thousands):
Cash payment	$922	$4,773
Cancellation of accounts and notes receivable	—	412
Total purchase price	$922	$5,185

Fair value allocation of purchase price (in thousands):
Property and equipment	$648	$555
Reacquired franchise right	113	844
Goodwill	152	3,661
Other, including cash	9	125
Total purchase price	$922	$5,185

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

On January 25, 2016, the Company purchased 19 domestic franchised Papa John’s restaurants in Alabama and Florida for approximately $11.0 million.

Planned Divestiture

In September 2015, the Company decided to refranchise the China Company-owned market and is planning a sale of its existing China operations, consisting of 45 Company-owned restaurants and a commissary.  We expect to sell the business during 2016; upon completion of the sale, the Company will not have any Company-owned international restaurants. We have classified the assets as held for sale within the consolidated balance sheet. Upon the classification of these assets to held for sale, no loss was recognized as their fair value exceeded their carrying value.

7.              Acquisitions and Divestitures (continued)

The following summarizes the associated assets that are classified as held for sale (in thousands):

December 27, 2015
Inventories	$667
Prepaid expenses	672
Net property and equipment	5,571
Goodwill	1,690
Other assets	699
Total assets held for sale	$9,299

The Company-owned China operations have incurred losses before income taxes of $1.2 million in 2015, $3.4 million in 2014, and $2.7 million in 2013. The loss in 2014 includes an impairment and disposition charge of $1.0 million for eleven Company-owned restaurants in China. These results are reported in our International segment.

8.  Goodwill

The following summarizes changes to the Company’s goodwill, by reporting segment (in thousands):

	Domestic Company- owned Restaurants	International (a)	All Others	Total

Balance as of December 29, 2013	$58,567	$20,388	$436	$79,391
Acquisitions (b)	3,661	—	—	3,661
Divestitures (c)	—	(47)	—	(47)
Foreign currency adjustments	—	(998)	—	(998)
Balance as of December 28, 2014	62,228	19,343	436	82,007
Acquisitions (d)	135	—	—	135
Reclassification to assets held for sale (e)	—	(1,690)	—	(1,690)
Foreign currency adjustments	—	(795)	—	(795)
Balance as of December 27, 2015	$62,363	$16,858	$436	$79,657

(a)         The international goodwill balances for all years presented are net of accumulated impairment of $2.3 million associated with our PJUK reporting unit, which was recorded in fiscal 2008.

(b)         Includes 13 restaurants located in four domestic markets.

(c)          Includes four restaurants located in the China market.

(d)         Primarily includes seven restaurants located in three domestic markets.

(e)          Represents goodwill associated with the Company-owned China market. The goodwill was reclassified to assets held for sale as we expect to sell the business in 2016. See Note 7 for additional information.

8.              Goodwill (continued)

For fiscal year 2015, we performed a qualitative analysis for our domestic Company-owned restaurants and our PJUK reporting unit and a quantitative analysis for our China reporting unit. For fiscal year 2014, we performed a quantitative analysis on each reporting unit. For fiscal year 2013, we performed a qualitative analysis for our domestic Company-owned restaurants and our China reporting unit and a quantitative analysis for our PJUK reporting unit. No impairment charges were recorded upon the completion of our goodwill impairment tests in 2013, 2014 and 2015.

9.  Debt and Credit Arrangements

Our debt is comprised entirely of an unsecured revolving credit facility (“Credit Facility”). The outstanding balance was $256.0 million as of December 27, 2015 and $230.5 million as of December 28, 2014.

On October 31, 2014, we amended our Credit Facility to increase the amount available from $300 million to $400 million and to extend the maturity date from April 30, 2018 to October 31, 2019. Additionally, we have the option to increase the Credit Facility an additional $100 million. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $120.2 million as of December 27, 2015.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At December 27, 2015, we were in compliance with these covenants.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Credit Facility. In 2015, we executed three additional forward starting swaps for $125.0 million that become effective in 2018 upon expiration of the two existing swaps for $125.0 million. As of December 27, 2015, we have the following interest rate swap agreements:

Effective Dates	Debt Amount	Fixed Rates

July 30, 2013 through April 30, 2018	$75 million	1.42%
December 30, 2014 through April 30, 2018	$50 million	1.36%
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%

Our swaps are derivative instruments that are designated as cash flow hedges because the swaps provide a hedge against the effects of rising interest rates on borrowings. The newly executed forward starting swaps are also deemed cash flow hedges based on our intent to replace the existing facility that matures in 2019 with new variable rate debt. The swaps are highly effective cash flow hedges with no ineffectiveness for all periods presented. The newly executed forward starting swaps are deemed effective given the probability of future forecasted interest payments.

9.              Debt and Credit Arrangements (continued)

The effective portion of the gain or loss on the swaps is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swaps are accounted for as adjustments to interest expense.

The following table provides information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value December 27, 2015	Fair Value December 28, 2014

Interest rate swaps	Other current and long-term liabilities	$2,262	$376

There were no derivatives that were not designated as hedging instruments.

The effect of derivative instruments on the accompanying consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps:

2015	$(1,163)	Interest expense	$(1,563)	Interest expense	$—
2014	$(164)	Interest expense	$(996)	Interest expense	$—
2013	$(32)	Interest expense	$(501)	Interest expense	$—

The weighted average interest rates for the Credit Facility, including the impact of the previously mentioned swap agreements, were 2.0%, 1.7% and 1.4% in fiscal 2015, 2014 and 2013, respectively. Interest paid, including payments made or received under the swaps, was $5.3 million in 2015, $3.7 million in 2014 and $2.0 million in 2013. As of December 27, 2015, the portion of the $2.3 million liability associated with the interest rate swap that would be reclassified into earnings during the next 12 months as interest expense approximates $470,000.

10.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	December 27, 2015	December 28, 2014
Land	$32,795	$32,880
Buildings and improvements	87,010	86,892
Leasehold improvements	110,903	110,323
Equipment and other	333,884	320,480
Construction in progress	10,970	6,466
Total property and equipment	575,562	557,041
Accumulated depreciation and amortization	(361,518)	(337,584)
Net property and equipment	$214,044	$219,457

11. Notes Receivable

Selected franchisees have borrowed funds from the Company, principally for use in the construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. Loans outstanding were approximately $18.9 million on a consolidated basis as of December 27, 2015 and December 28, 2014, net of allowance for doubtful accounts.

Notes receivable bear interest at fixed or floating rates and are generally secured by the assets of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans approximate fair value. Interest income recorded on franchisee loans was approximately $731,000 in 2015, $658,000 in 2014 and $527,000 in 2013 and is reported in investment income in the accompanying consolidated statements of income.

Based on our review of certain borrowers’ economic performance and underlying collateral value, we established allowances of $3.7 million and $3.1 million as of December 27, 2015 and December 28, 2014, respectively, for potentially uncollectible notes receivable. The following summarizes changes in our notes receivable allowance for doubtful accounts (in thousands):

Balance as of December 29, 2013	$3,387
Recovered from costs and expenses	(502)
Additions, net of notes written off	247
Balance as of December 28, 2014	3,132
Recovered from costs and expenses	(100)
Additions, net of notes written off	621
Balance as of December 27, 2015	$3,653

12.  Insurance Reserves

The following table summarizes changes in our insurance program reserves (in thousands):

Balance as of December 29, 2013	$19,465
Additions	33,926
Payments	(27,980)
Balance as of December 28, 2014	25,411
Additions	39,272
Payments	(34,133)
Balance as of December 27, 2015	$30,550

We are a party to standby letters of credit with off-balance sheet risk associated with our insurance programs. The total amount committed under letters of credit for these programs was $23.7 million at December 27, 2015.

13.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 27, 2015	December 28, 2014
Salaries, benefits and bonuses	$24,124	$19,427
Legal costs*	13,163	995
Insurance reserves, current	13,382	11,149
Purchases	10,504	8,132
Deposits	2,953	4,120
Customer loyalty program	2,734	2,357
Marketing	1,977	1,543
Rent	1,940	1,626
Utilities	1,621	1,399
Consulting and professional fees	1,324	2,226
Other	7,196	5,319
Total	$80,918	$58,293

* Includes a $12.3 million legal settlement in 2015 (See Note 17).

14.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 27, 2015	December 28, 2014

Deferred compensation plan	$18,483	$17,599
Insurance reserves	17,168	14,262
Accrued rent	5,216	5,387
Other	6,739	4,627
Total	$47,606	$41,875

15.  Income Taxes

A summary of the provision for income taxes follows (in thousands):

	2015	2014	2013
Current:
Federal	$36,077	$26,919	$24,231
Foreign	4,183	2,368	1,974
State and local	3,169	2,849	1,077
Deferred (federal and state)	(6,246)	4,422	5,848
Total	$37,183	$36,558	$33,130

Significant deferred tax assets (liabilities) follow (in thousands):

	December 27, 2015	December 28, 2014

Accrued liabilities	$19,277	$12,319
Accrued bonuses	4,621	3,624
Other assets and liabilities	11,488	11,109
Equity awards	6,866	6,494
Other	3,662	3,730
Foreign net operating losses	4,769	6,322
Valuation allowance on foreign net operating and capital losses and foreign deferred tax assets	(2,866)	(2,932)
Total deferred tax assets	47,817	40,666

Deferred expenses	(6,861)	(6,141)
Accelerated depreciation	(21,434)	(21,425)
Goodwill	(16,752)	(15,725)
Other	(4,965)	(7,401)
Total deferred tax liabilities	(50,012)	(50,692)
Net deferred (liability) asset	$(2,195)	$(10,026)

15.  Income Taxes (continued)

The Company had approximately $21.9 million and $29.7 million of foreign tax net operating loss carryovers as of December 27, 2015 and December 28, 2014, respectively. The Company had approximately $2.9 million of a valuation allowance primarily related to these foreign net operating losses as of December 27, 2015 and December 28, 2014. The net change in the total valuation allowance was a decrease of $66,000 in 2015. A substantial majority of our foreign tax net operating losses do not have an expiration date.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 is as follows in both dollars and as a percentage of income before income taxes ($ in thousands):

	2015		2014		2013
	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate	Income Tax Expense	Income Tax Rate

Tax at U.S. federal statutory rate	$41,702	35.0%	$39,989	35.0%	$37,138	35.0%
State and local income taxes	2,106	1.8%	1,896	1.7%	1,820	1.7%
Foreign income taxes	2,432	2.0%	2,368	2.1%	1,974	1.9%
Income of consolidated partnerships attributable to noncontrolling interests	(2,311)	(1.9)%	(1,608)	(1.4)%	(1,263)	(1.2)%
Non-qualified deferred compensation plan (income) loss	218	0.2%	(171)	(0.2)%	(599)	(0.6)%
Tax credits	(4,846)	(4.1)%	(3,906)	(3.4)%	(3,161)	(3.0)%
Other	(2,118)	(1.8)%	(2,010)	(1.8)%	(2,779)	(2.6)%
Total	$37,183	31.2%	$36,558	32.0%	$33,130	31.2%

Income taxes paid were $23.3 million in 2015, $27.0 million in 2014 and $29.3 million in 2013.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011. The Company is currently undergoing examinations by various tax authorities. The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $550,000 during the next 12 months.

15.  Income Taxes (continued)

The Company had $3.7 million of unrecognized tax benefits at December 27, 2015 of which, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits excluding interest and penalties is as follows (in thousands):

Balance at December 29, 2013	$2,661
Additions for tax positions of prior years	1,167
Reductions for lapse of statute of limitations	(1,015)
Balance at December 28, 2014	2,813
Additions for tax positions of current year	344
Additions for tax positions of prior years	1,303
Reductions for lapse of statute of limitations	(775)
Balance at December 27, 2015	$3,685

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a part of income tax expense. The Company’s 2015 and 2014 income tax expense includes interest benefits of $141,000 and $35,000, respectively. The Company has accrued approximately $536,000 and $674,000 for the payment of interest and penalties as of December 27, 2015 and December 28, 2014, respectively.

16.  Related Party Transactions

Certain of our officers own equity interests in entities that franchise restaurants. Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties and PJMF (in thousands):

	2015	2014	2013
Revenues from affiliates:
Commissary sales	$2,298	$2,679	$2,426
Other sales	432	482	482
Franchise royalties	394	385	351
Total	$3,124	$3,546	$3,259

	December 27, 2015	December 28, 2014

Accounts receivable - affiliates	$157	$114

Accounts payable - affiliates	$—	$249

The revenues from affiliates were at rates and terms available to independent franchisees.

We paid $653,000 in 2015, $770,000 in 2014 and $1.1 million in 2013 for charter aircraft services provided by an entity owned by our Founder, Chairman and Chief Executive Officer.

On November 12, 2013, we repurchased $38.6 million of our common stock (1.0 million shares at the closing price of $38.61 per share) from our Founder, Chairman and Chief Executive Officer.

16.  Related Party Transactions (continued)

We had the following transactions with PJMF:

•                  PJMF reimbursed Papa John’s $841,000, $634,000 and $2.2 million in 2015, 2014, and 2013, respectively, for certain costs associated with national pizza giveaways awarded to our online loyalty program customers.

•                  PJMF reimbursed Papa John’s $1.4 million, $1.2 million, and $782,000 in 2015, 2014, and 2013, respectively, for certain administrative services (i.e., marketing, accounting, and information services), graphic design services, services and expenses of our founder as brand spokesman, and for software maintenance fees.

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

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. is a conditionally certified collective and class action filed in August 2009 in the United States District Court, Eastern District of Missouri (“the Court”), alleging that delivery drivers were not properly reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act (“FLSA”). Approximately 3,900 drivers out of a potential class size of 28,800 opted into the action. In December 2013, the Court granted a motion for class certification in five additional states, which added approximately 15,000 plaintiffs to the case. The parties reached a settlement in principle, which was preliminarily approved by the Court in September 2015. With the preliminary settlement agreement, the Company recorded a pre-tax expense of $12.3 million in June 2015 under the provisions of ASC 450, Contingencies. This amount is separately reported as Legal settlement expense in the consolidated statements of income.  The Court issued its final order approving the settlement on January 12, 2016, with no changes to the previously recorded expense. The Company then remitted funds to the administrator for the payment of claims and plaintiffs’ attorney fees. The Company continues to deny any wrongdoing in this matter.

Leases

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. PJUK, our subsidiary located in the United Kingdom, leases certain retail space, which is primarily subleased to our franchisees. We also lease the tractors and trailers used by our distribution subsidiary, PJFS, for an average period of seven years. Total lease expense was $36.2 million in 2015, $34.7 million in 2014 and $33.2 million in 2013, net of sublease payments received.

We subleased certain sites to our franchisees and other third parties in 2015, 2014 and 2013 and received payments of $6.5 million, $6.7 million and $4.9 million, respectively, which are netted against the corresponding expense.

17.  Litigation, Commitments and Contingencies (continued)

Future gross lease costs, future expected sublease payments and net lease costs as of December 27, 2015, are as follows (in thousands):

		Future
		Expected
	Gross Lease	Sublease	Net Lease
Year	Costs	Payments	Costs
2016	$41,710	$6,457	$35,253
2017	37,672	6,169	31,503
2018	32,153	6,044	26,109
2019	25,079	5,852	19,227
2020	17,134	5,524	11,610
Thereafter	54,532	33,450	21,082
Total	$208,280	$63,496	$144,784

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

18.  Equity Compensation

We award stock options, time-based restricted stock and performance-based restricted stock units from time to time under the Papa John’s International, Inc. 2011 Omnibus Incentive Plan.

There are approximately 7.0 million shares of common stock authorized for issuance and remaining available under the 2011 Omnibus Incentive Plan as of December 27, 2015. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options outstanding as of December 27, 2015 generally expire five or ten years from the date of grant and vest over a three-year period.

We recorded stock-based employee compensation expense of $9.4 million in 2015, $8.7 million in 2014 and $7.4 million in 2013. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $3.5 million in 2015, $3.2 million in 2014 and $2.7 million in 2013. At December 27, 2015, there was $7.8 million of unrecognized compensation cost related to nonvested option awards, time-based restricted stock and performance-based restricted stock units, of which the Company expects to recognize $5.3 million in 2016, $2.1 million in 2017 and $330,000 in 2018.

Stock Options

Options exercised, which were issued from authorized shares, included 441,000 shares in 2015, 759,000 shares in 2014 and 697,000 shares in 2013. The total intrinsic value of the options exercised during 2015, 2014 and 2013 was $20.3 million, $25.3 million and $13.1 million, respectively. Cash received upon the exercise of stock options was $5.2 million, $5.8 million and $6.9 million during 2015, 2014 and 2013, respectively, and the related tax benefits realized were approximately $7.5 million, $9.4 million and $4.8 million during the corresponding periods.

18.  Equity Compensation (continued)

Information pertaining to option activity during 2015 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value
Outstanding at December 28, 2014	1,564	$24.52
Granted	330	64.51
Exercised	(441)	18.18
Cancelled	(34)	53.21
Outstanding at December 27, 2015	1,419	$35.10	6.28	$31,521
Exercisable at December 27, 2015	817	$21.77	4.61	$27,429

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2015, 2014 and 2013:

	2015	2014	2013

Assumptions (weighted average):
Risk-free interest rate	1.6%	1.8%	1.1%
Expected dividend yield	0.9%	1.0%	0.1%
Expected volatility	28.5%	35.7%	37.5%
Expected term (in years)	5.5	6.0	6.0

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

Options granted generally vest in equal installments over three years and expire five or ten years after grant. The expected term for these options represents the period of time that options granted are expected to be outstanding. The expected term for 2015 was calculated using historical experience and the expected term for 2014 and 2013 was calculated using the simplified method prescribed by Securities and Exchange Commission rules and regulations because the expiration term of our options increased from five to ten years and there was insufficient historical detail to be used to estimate the expected term.

The weighted average grant-date fair values of options granted during 2015, 2014 and 2013 was $16.93, $16.48 and $9.87, respectively. The Company granted options to purchase 330,000, 293,000 and 498,000 shares in 2015, 2014 and 2013, respectively.

18.  Equity Compensation (continued)

Restricted Stock and Restricted Stock Units

We granted shares of restricted stock that are time-based and generally vest in equal installments over three years (76,000 in 2015, 89,000 in 2014 and 157,000 in 2013). Upon vesting, the shares are issued from treasury stock. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. We consider time-based restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights. We declared dividends totaling $110,000 ($0.63 per share) in 2015, $128,000 ($0.53 per share) in 2014 and $86,000 ($0.25 per share) in 2013 to holders of time-based restricted stock.

Additionally, we granted stock settled performance-based restricted stock units to executive management (12,000 in 2015, 17,000 in 2014, and 3,000 in 2013). The vesting of these awards (a three-year cliff vest) is dependent upon the Company’s achievement of a compounded annual growth rate of earnings per share and the achievement of certain sales and unit growth metrics. Upon vesting, the shares are issued from authorized shares.

The fair value of both time-based restricted stock and performance-based restricted stock units is based on the market price of the Company’s shares on the grant date. Information pertaining to these awards during 2015 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Total as of December 28, 2014	286	31.81
Granted	88	64.44
Incremental Performance Shares*	70	18.78
Forfeited	(13)	52.10
Vested	(247)	24.43
Total as of December 27, 2015	184	$51.21

*Additional shares from the 2012 performance-based restricted stock unit grant due to exceeding the initial 100% target resulting in a 207% payout.

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

In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in other long-term assets ($17.9 million and $18.2 million at December 27, 2015 and December 28, 2014, respectively) and the associated liabilities ($18.5 million and $17.6 million at December 27, 2015 and December 28, 2014, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets.

19.  Employee Benefit Plans (continued)

At our discretion, we contributed a matching payment of 3%, up to a maximum of 6% deferred, in 2015 and contributed 1.5%, up to a maximum of 6% deferred, in 2014 and 2013 of a participating employee’s earnings deferred into both the 401(k) Plan and the non-qualified deferred compensation plan. Such costs were $1.5 million in 2015, $734,000 in 2014 and $691,000 in 2013.

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

20.  Segment Information (continued)

Our segment information is as follows:

(In thousands)	2015	2014	2013

Revenues from external customers:
Domestic Company-owned restaurants	$756,307	$701,854	$635,317
Domestic commissaries	615,610	629,492	578,870
North America franchising	96,056	90,169	82,873
International	104,691	102,455	88,640
All others	64,711	74,179	53,322
Total revenues from external customers	$1,637,375	$1,598,149	$1,439,022

Intersegment revenues:
Domestic commissaries	$224,067	$220,406	$191,756
North America franchising	2,690	2,400	2,222
International	292	320	280
All others	14,821	22,851	14,197
Total intersegment revenues	$241,870	$245,977	$208,455

Depreciation and amortization:
Domestic Company-owned restaurants	$14,841	$13,829	$13,284
Domestic commissaries	6,205	6,776	5,690
International	2,935	3,903	3,966
All others	4,829	6,156	5,320
Unallocated corporate expenses	11,497	9,301	6,845
Total depreciation and amortization	$40,307	$39,965	$35,105

Income (loss) before income taxes:
Domestic Company-owned restaurants	$56,452	$40,969	$34,590
Domestic commissaries	44,721	39,317	37,804
North America franchising	83,315	77,009	70,201
International	10,891	7,250	2,803
All others	845	(9)	3,490
Unallocated corporate expenses (1)	(75,896)	(49,440)	(41,025)
Elimination of intersegment profits	(1,181)	(841)	(1,754)
Total income before income taxes	$119,147	$114,255	$106,109

(1) Includes a $12.3 million legal settlement expense in 2015.  See Note 17 for additional information.

20.  Segment Information (continued)

(In thousands)	2015	2014	2013

Property and equipment:
Domestic Company-owned restaurants	$223,246	$208,488	$195,526
Domestic commissaries	110,344	107,992	104,509
International	14,826	25,443	27,225
All others	47,481	46,013	41,064
Unallocated corporate assets	179,665	169,105	158,462
Accumulated depreciation and amortization	(361,518)	(337,584)	(314,689)
Net property and equipment	$214,044	$219,457	$212,097

Expenditures for property and equipment:
Domestic Company-owned restaurants	$14,631	$23,475	$13,149
Domestic commissaries	3,924	5,756	9,791
International	4,540	1,708	3,754
All others	4,701	5,906	4,689
Unallocated corporate	11,176	11,810	19,367
Total expenditures for property and equipment	$38,972	$48,655	$50,750

21.  Quarterly Data - Unaudited, in Thousands, except Per Share Data

Our quarterly select financial data is as follows:

	Quarter
2015	1st	2nd	3rd	4th

Total revenues	$432,284	$398,991	$389,284	$416,816
Operating income	37,645	30,996	27,437	40,229
Net income attributable to the Company (a)	22,236	10,780	17,971	24,695
Basic earnings per common share (a)	$0.56	$0.27	$0.46	$0.63
Diluted earnings per common share (a)	$0.55	$0.27	$0.45	$0.62
Dividends declared per common share	$0.140	$0.140	$0.175	$0.175

	Quarter
2014	1st	2nd	3rd	4th

Total revenues	$401,377	$380,864	$390,399	$425,509
Operating income	32,002	26,999	25,186	33,443
Net income attributable to the Company	19,311	16,748	16,075	21,181
Basic earnings per common share	$0.46	$0.40	$0.39	$0.53
Diluted earnings per common share	$0.45	$0.40	$0.39	$0.52
Dividends declared per common share	$0.125	$0.125	$0.140	$0.140

(a)         The second quarter of 2015 includes an after tax legal settlement expense of $8.0 million and a negative impact of $0.20 on basic and diluted earnings per share. See Note 17 for additional information.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 27, 2015.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc. and Subsidiaries

We have audited Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Papa John’s International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on our Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Papa John’s International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 27, 2015 and December 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2015 of Papa John’s International, Inc. and Subsidiaries and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 23, 2016

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 27, 2015 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 27, 2015 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved by security holders	1,418,539	$35.10	7,027,157
Equity compensation plans not approved by security holders *	160,521
Total	1,579,060	$35.10	7,027,157

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

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)                  Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

•                  Report of Independent Registered Public Accounting Firm

•                  Consolidated Statements of Income for the years ended December 27, 2015, December 28, 2014 and December 29, 2013

•                  Consolidated Statements of Comprehensive Income for the years ended December 27, 2015, December 28, 2014 and December 29, 2013

•                  Consolidated Balance Sheets as of December 27, 2015 and December 28, 2014

•                  Consolidated Statements of Stockholders’ Equity for the years ended December 27, 2015, December 28, 2014 and December 29, 2013

•                  Consolidated Statements of Cash Flows for the years ended December 27, 2015, December 28, 2014 and December 29, 2013

•                  Notes to Consolidated Financial Statements

(a)(2)                  Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year
(in thousands)

Fiscal year ended December 27, 2015:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$3,814	$1,332	$(2,699	) (1)	$2,447
Reserve for franchisee notes receivable	3,132	(100)	621	(1)	3,653
Valuation allowance on foreign net operating losses	2,932	(66)	—		2,866
	$9,878	$1,166	$(2,078)		$8,966

Fiscal year ended December 28, 2014:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,318	$2,297	$(2,801	) (1)	$3,814
Reserve for franchisee notes receivable	3,387	(502)	247	(1)	3,132
Valuation allowance on foreign net operating losses	7,682	(4,750)	—		2,932
	$15,387	$(2,955)	$(2,554)		$9,878

Fiscal year ended December 29, 2013:

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$3,057	$2,416	$(1,155	) (1)	$4,318
Reserve for franchisee notes receivable	5,028	(495)	(1,146	) (1)	3,387
Valuation allowance on foreign net operating losses	8,240	(558)	—		7,682
	$16,325	$1,363	$(2,301)		$15,387

(1) Uncollectible accounts written off and reclassifications between accounts and notes receivable reserves.

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

Date: February 23, 2016		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ John H. Schnatter
John H. Schnatter
Founder, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Chairman and	February 23, 2016
John H. Schnatter	Chief Executive Officer
(Principal Executive Officer)

/s/ Norborne P. Cole, Jr.	Director	February 23, 2016
Norborne P. Cole, Jr.

/s/ Christopher L. Coleman	Director	February 23, 2016
Christopher L. Coleman

/s/ Olivia F. Kirtley	Director	February 23, 2016
Olivia F. Kirtley

/s/ Laurette T. Koellner	Director	February 23, 2016
Laurette T. Koellner

/s/ Sonya E. Medina	Director	February 23, 2016
Sonya E. Medina

/s/ Mark S. Shapiro	Director	February 23, 2016
Mark S. Shapiro

/s/ W. Kent Taylor	Director	February 23, 2016
W. Kent Taylor

/s/ Lance F. Tucker	Senior Vice President, Chief	February 23, 2016
Lance F. Tucker	Financial Officer, Chief Administrative
Officer and Treasurer (Principal Financial
Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Our Amended and Restated Certificate of Incorporation. Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2014, is incorporated herein by reference.

3.2	Our Amended and Restated By-Laws. Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, is incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21660) is incorporated herein by reference.

4.2	Amended and Restated Certificate of Incorporation and Restated By-Laws (see Exhibits 3.1 and 3.2 above) are incorporated herein by reference.

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

10.4*

Employment Agreement between Papa John’s International, Inc. and Robert C. Kraut effective October 7, 2013. Exhibit 10.4 to our report on Form 10-K as filed on February 24, 2015 is incorporated herein by reference.

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

10.11*

Amended and Restated Exclusive License Agreement between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on May 19, 2008 is incorporated herein by reference.

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

101

Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 27, 2015, filed on February 23, 2016, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.