Form 10-Q
period 2016-03-27
PAPA JOHNS INTERNATIONAL INC
filed 2016-05-03
CIK 901491

PIZZA

PAPA JOHN'S®

BETTER INGREDIENTS.
BETTER PIZZA.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2016

OR

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

At April 26, 2016, there were outstanding 37,242,152 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 27,	December 27,
(In thousands, except per share amounts)	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,272	$21,006
Accounts receivable, net	56,683	63,320
Notes receivable, net	7,049	7,816
Income taxes receivable	48	272
Inventories	22,267	21,564
Prepaid expenses	18,450	20,372
Other current assets	9,460	8,941
Assets held for sale	9,094	9,299
Total current assets	140,323	152,590
Property and equipment, net	213,296	214,044
Notes receivable, less current portion, net	11,126	11,105
Goodwill	87,740	79,657
Deferred income taxes	2,041	2,415
Other assets	36,453	34,247
Total assets	$490,979	$494,058

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$33,582	$43,492
Income and other taxes payable	8,805	8,527
Accrued expenses and other current liabilities	62,579	80,918
Total current liabilities	104,966	132,937
Deferred revenue	3,847	3,190
Long-term debt	316,717	255,146
Deferred income taxes	9,394	4,610
Other long-term liabilities	52,862	47,606
Total liabilities	487,786	443,489
Redeemable noncontrolling interests	8,887	8,363

Stockholders’ (deficit) equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 43,876 at March 27, 2016 and 43,731 at December 27, 2015)	439	437
Additional paid-in capital	157,175	158,348
Accumulated other comprehensive loss	(5,213)	(1,836)
Retained earnings	163,564	143,789
Treasury stock (6,540 shares at March 27, 2016 and 5,308 shares at December 27, 2015, at cost)	(334,828)	(271,557)
Total stockholders’ (deficit) equity, net of noncontrolling interests	(18,863)	29,181
Noncontrolling interests in subsidiaries	13,169	13,025
Total stockholders’ (deficit) equity	(5,694)	42,206
Total liabilities, redeemable noncontrolling interests and stockholders’ (deficit) equity	$490,979	$494,058

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 27, 2016	March 29, 2015
Revenues:
Domestic Company-owned restaurant sales	$205,679	$197,287
Domestic franchise royalties and fees	26,476	25,624
Domestic commissary and other sales	168,985	183,947
International	27,455	25,426
Total revenues	428,595	432,284
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	161,310	155,032
Domestic commissary and other expenses	156,806	170,339
International expenses	17,590	15,478
General and administrative expenses	40,247	43,749
Depreciation and amortization	9,744	10,041
Total costs and expenses	385,697	394,639
Operating income	42,898	37,645
Net interest expense	(1,489)	(1,209)
Income before income taxes	41,409	36,436
Income tax expense	13,358	12,197
Net income before attribution to noncontrolling interests	28,051	24,239
Income attributable to noncontrolling interests	(1,869)	(2,003)
Net income attributable to the Company	$26,182	$22,236

Calculation of income for earnings per share:
Net income attributable to the Company	$26,182	$22,236
Change in noncontrolling interest redemption value	220	70
Net income attributable to participating securities	(110)	(100)
Net income attributable to common shareholders	$26,292	$22,206

Basic earnings per common share	$0.69	$0.56
Diluted earnings per common share	$0.69	$0.55

Basic weighted average common shares outstanding	37,931	39,827
Diluted weighted average common shares outstanding	38,297	40,510

Dividends declared per common share	$0.175	$0.14

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
(In thousands)	March 27, 2016	March 29, 2015

Net income before attribution to noncontrolling interests	$28,051	$24,239
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(2,071)	(1,541)
Interest rate swaps (1)	(3,289)	(1,084)
Other comprehensive loss, before tax	(5,360)	(2,625)
Income tax effect:
Foreign currency translation adjustments	766	570
Interest rate swaps (2)	1,217	401
Income tax effect	1,983	971
Other comprehensive loss, net of tax	(3,377)	(1,654)
Comprehensive income before attribution to noncontrolling interests	24,674	22,585
Comprehensive loss, redeemable noncontrolling interests	(1,244)	(1,313)
Comprehensive loss, nonredeemable noncontrolling interests	(625)	(690)
Comprehensive income attributable to the Company	$22,805	$20,582

(1)	Amounts reclassified out of accumulated other comprehensive loss into net interest (expense) income included $317 and $394 for the three months ended March 27, 2016 and March 29, 2015, respectively.

(2)

The income tax effects of amounts reclassified out of accumulated other comprehensive loss into net interest (expense) income were $117 and $146 for the three months ended March 27, 2016 and March 29, 2015, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	March 27, 2016	March 29, 2015
Operating activities
Net income before attribution to noncontrolling interests	$28,051	$24,239
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	216	659
Depreciation and amortization	9,744	10,041
Deferred income taxes	7,141	(36)
Stock-based compensation expense	2,172	2,264
Other	1,101	1,180
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,457	(1,312)
Income taxes receivable	223	5,899
Inventories	(612)	1,043
Prepaid expenses	1,938	2,755
Other current assets	(314)	(303)
Other assets and liabilities	(614)	(154)
Accounts payable	(10,007)	(3,828)
Income and other taxes payable	277	167
Accrued expenses and other current liabilities	(16,738)	(2,291)
Deferred revenue	934	(74)
Net cash provided by operating activities	29,969	40,249
Investing activities
Purchases of property and equipment	(10,249)	(7,558)
Loans issued	(917)	(506)
Repayments of loans issued	1,275	1,083
Acquisitions, net of cash acquired	(11,202)	(341)
Other	159	20
Net cash used in investing activities	(20,934)	(7,302)
Financing activities
Net proceeds from issuance of long-term debt	61,500	549
Cash dividends paid	(6,628)	(5,545)
Excess tax benefit on equity awards	3,884	5,091
Tax payments for equity award issuances	(5,670)	(5,557)
Proceeds from exercise of stock options	922	2,210
Acquisition of Company common stock	(66,033)	(24,765)
Distributions to noncontrolling interest holders	(980)	(1,705)
Other	294	253
Net cash used in financing activities	(12,711)	(29,469)
Effect of exchange rate changes on cash and cash equivalents	(58)	(76)
Change in cash and cash equivalents	(3,734)	3,402
Cash and cash equivalents at beginning of period	21,006	20,122
Cash and cash equivalents at end of period	$17,272	$23,524

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 27, 2016

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ended December 25, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 27, 2015.

2.Significant Accounting Policies

Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests. These joint ventures include 213 restaurants at March 27, 2016 and 200 restaurants at March 29, 2015. We are required to report the consolidated net income at amounts attributable to the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the condensed consolidated statements of income attributable to the noncontrolling interest holder.

The income before income taxes attributable to these joint ventures for the three months ended March 27, 2016 and March 29, 2015 was as follows (in thousands):

	March 27,	March 29,
	2016	2015

Papa John’s International, Inc.	$2,760	$3,010
Noncontrolling interests	1,869	2,003
Total income before income taxes	$4,629	$5,013

The following summarizes the redemption feature location and related accounting within the condensed consolidated balance sheets:

Type of Joint Venture Arrangement	Location within the Condensed Consolidated Balance Sheets	Recorded Value

Joint Venture with no redemption feature	Permanent equity	Carrying value
Option to require the Company to purchase their interest - currently redeemable	Temporary equity	Redemption value*
Option to require the Company to purchase their interest - not currently redeemable	Temporary equity	Carrying value

*The change in redemption value is recorded as an adjustment to “Redeemable noncontrolling interests” and “Retained earnings” in the condensed consolidated balance sheets.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of March 27, 2016, we had a net deferred tax liability of approximately $7.4 million.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 27, 2016 and December 27, 2015 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

March 27, 2016
Financial assets:
Cash surrender value of life insurance policies (a)	$19,099	$19,099	$—	$—

Financial liabilities:
Interest rate swaps (b)	5,561	—	5,561	—

December 27, 2015
Financial assets:
Cash surrender value of life insurance policies (a)	$17,916	$17,916	$—	$—

Financial liabilities:
Interest rate swaps (b)	2,262	—	2,262	—

(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)

The fair value of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

There were no transfers among levels within the fair value hierarchy during the three months ended March 27, 2016.

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

Accounting Standards Adopted

Income Taxes

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires the Company to classify deferred tax assets and liabilities as noncurrent amounts in the consolidated balance sheets. Such amounts were previously required to be classified as current and noncurrent assets and liabilities. The Company is required to adopt the provisions of ASU 2015-17 for fiscal 2017; however, the Company elected to retrospectively adopt the provisions in fiscal 2015, as allowed, and reclassified all previously reported current amounts as long-term.

Deferred Debt Issuance Costs

In April 2015, the FASB issued “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). The update requires that deferred debt issuance costs be reported as a reduction to long-term debt (previously reported in other noncurrent assets). We adopted ASU 2015-03 in the first quarter of 2016 and for all retrospective periods, as required. The impact of the adoption was not material to our condensed consolidated financial statements. See Debt Footnote for more details.

Accounting Standards to be Adopted in Future Periods

Employee Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning in fiscal 2017, with early application permitted. Based on the significance of our employee stock compensation program, we expect the adoption could have a material impact to our condensed consolidated statements of income.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital leases (financing) with lease terms greater than twelve months.  The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, leases will continue to be classified as operating or capital (financing) with lease expense in both cases calculated substantially the same as under the prior leasing guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 (fiscal 2019 for the Company), and early adoption is permitted.  The Company has not yet determined the effect of the adoption on its condensed consolidated financial statements.

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

Reclassifications

Certain prior year captions have been combined in the condensed consolidated statement of income and certain amounts within the consolidated statement of cash flows have been reclassified to conform to the current year presentation.

3.Calculation of Earnings Per Share

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

Additionally, in accordance with Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity”, the change in the redemption value for the noncontrolling interest of PJ Denver, LLC increases or decreases income attributable to common shareholders.

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended
	March 27,	March 29,
	2016	2015

Basic earnings per common share:
Net income attributable to the Company	$26,182	$22,236
Change in noncontrolling interest redemption value	220	70
Net income attributable to participating securities	(110)	(100)
Net income attributable to common shareholders	$26,292	$22,206

Weighted average common shares outstanding	37,931	39,827
Basic earnings per common share	$0.69	$0.56

Diluted earnings per common share:
Net income attributable to common shareholders	$26,292	$22,206

Weighted average common shares outstanding	37,931	39,827
Dilutive effect of outstanding equity awards (a)	366	683
Diluted weighted average common shares outstanding	38,297	40,510
Diluted earnings per common share	$0.69	$0.55

(a) Excludes 476 awards for the three months ended March 27, 2016 and 112 awards for the three months ended March 29, 2015, as the effect of including such awards would have been antidilutive.

4.Acquisition of Restaurants

For the three months ended March 27, 2016, we completed the acquisition of 20 franchised Papa John’s restaurants located in Alabama, Florida and Kentucky in two separate transactions with an aggregate purchase price of $11.2 million. These acquisitions were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial results.

The aggregate purchase price of the acquisitions has been allocated based on initial fair value estimates as follows (in thousands):

Property and equipment	$1,028
Franchise rights	1,230
Goodwill	8,837
Other	107
Total purchase price	$11,202

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill for the domestic Company-owned restaurants segment and is eligible for deduction over 15 years under U.S. tax regulations.

5.Debt

Long-term debt consists of the following (in thousands):

	March 27,	December 27,
	2016	2015
Outstanding debt	$317,500	$256,000
Debt issuance costs	(783)	(854)
Total long-term debt	$316,717	$255,146

Our outstanding debt is comprised entirely of a $400 million unsecured revolving line of credit (“Credit Facility”) with an expiration date of October 31, 2019. Including outstanding letters of credit, the remaining availability under the Credit Facility was approximately $58.8 million as of March 27, 2016.We have the option to increase the Credit Facility by an additional $100 million.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At March 27, 2016, we were in compliance with these covenants.

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

As of March 27, 2016, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt		Fixed Rates
July 30, 2013 through April 30, 2018	$75	million	1.42%
December 30, 2014 through April 30, 2018	$50	million	1.36%
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%

The weighted average interest rate on the revolving line of credit, including the impact of the interest rate swap agreements, was 2.1% for the three months ended March 27, 2016 and March 29, 2015. Interest paid, including payments made or received under the swaps, was $1.6 million and $1.3 million for the three months ended March 27, 2016 and March 29, 2015, respectively.  As of March 27, 2016, the portion of the $5.6 million interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $723,000.

6.Segment Information

We have five reportable segments: domestic Company-owned restaurants, domestic commissaries, North America franchising, international operations and “all other” units. The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The domestic commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

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

Our segment information is as follows (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015

Revenues from external customers:
Domestic Company-owned restaurants	$205,679	$197,287
Domestic commissaries	155,954	162,333
North America franchising	26,476	25,624
International	27,455	25,426
All others	13,031	21,614
Total revenues from external customers	$428,595	$432,284

Intersegment revenues:
Domestic commissaries	$58,326	$57,887
North America franchising	713	671
International	65	75
All others	4,097	3,932
Total intersegment revenues	$63,201	$62,565

Income (loss) before income taxes:
Domestic Company-owned restaurants	$20,187	$18,480
Domestic commissaries	11,546	11,800
North America franchising	23,580	22,319
International	3,038	1,344
All others	51	443
Unallocated corporate expenses	(16,332)	(17,205)
Elimination of intersegment profit	(661)	(745)
Total income before income taxes	$41,409	$36,436

Property and equipment:
Domestic Company-owned restaurants	$223,026
Domestic commissaries	111,069
International	16,213
All others	48,823
Unallocated corporate assets	182,882
Accumulated depreciation and amortization	(368,717)
Net property and equipment	$213,296

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At March 27, 2016, there were 4,903 Papa John’s restaurants (773 Company-owned and 4,130 franchised) operating in all 50 states and 40 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Restaurant Progression

	Three Months Ended
	March 27, 2016	March 29, 2015

Papa John’s Restaurant Progression:
North America Company-owned:
Beginning of period	707	686
Opened	2	3
Acquired	20	2
End of period	729	691
International Company-owned:
Beginning of period	45	49
Closed	(1)	(1)
End of period	44	48
North America franchised:
Beginning of period	2,681	2,654
Opened	18	18
Closed	(18)	(20)
Divested	(20)	(2)
End of period	2,661	2,650
International franchised:
Beginning of period	1,460	1,274
Opened	24	50
Closed	(15)	(14)
End of period	1,469	1,310
Total restaurants - end of period	4,903	4,699

Results of Operations

Income Statement Presentation

We have streamlined our income statement presentation by combining certain income statement captions in the condensed consolidated statements of income and have conformed prior year amounts to this new presentation.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $205.7 million for the first quarter of 2016, an increase of $8.4 million, or 4.3%, compared to the first quarter of 2015, primarily due to an increase in equivalent units, including 20 restaurants acquired from franchisees during the first quarter, and a 1.0% increase in comparable sales. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

Domestic franchise royalties and fees were $26.5 million for the first quarter of 2016, an increase of approximately $850,000, or 3.3%, compared to the first quarter of 2015. The increase was primarily due to reduced levels of royalty incentives in the first quarter of 2016. Domestic franchise restaurant sales increased 0.3% to $564.4 million in the first quarter of 2016, primarily due to a 0.6% increase in equivalent units, partially offset by a 0.2% decrease in comparable sales. Franchise restaurant sales are not included in Company revenues; however, our domestic royalty revenue is derived from these sales.

Domestic commissary and other sales decreased $15.0 million, or 8.1%. The decrease was due to the prior year inclusion of approximately $8.5 million of point-of-sale system (“FOCUS”) equipment sales to franchisees. The higher levels of 2015 FOCUS sales had no impact on 2015 operating results. Additionally, domestic commissary sales decreased by approximately $6.4 million as revenues associated with lower pricing for certain commodities, including meats and dough, were somewhat offset by an increase in sales volumes.

International revenues increased approximately $2.0 million, or 8.0%, primarily due to the following:

•	The first quarter of 2016 includes sublease rental revenue in the United Kingdom of approximately $1.6 million, which was shown net of the rental expenses in the prior year.
•

Higher royalties and commissary revenues resulted from an increase in the number of restaurants and an increase in comparable sales of 5.7%, calculated on a constant dollar basis. International franchise restaurant sales increased 8.3% to $154.3 million in the first quarter of 2016. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

•	These increases were somewhat offset by lower China Company-owned restaurant revenues.

The negative impact of foreign currency exchange rates was approximately $1.9 million on international revenues.

Costs and expenses.  The operating margin for domestic Company-owned restaurants was 21.6% in the first quarter of 2016 compared to 21.4% in the first quarter of 2015 and consisted of the following (dollars in thousands):

	Three Months Ended
	March 27, 2016		March 29, 2015

Restaurant sales	$205,679		$197,287

Cost of sales	47,201	22.9%	47,504	24.1%
Other operating expenses	114,109	55.5%	107,528	54.5%
Total expenses	$161,310	78.4%	$155,032	78.6%

Margin	$44,369	21.6%	$42,255	21.4%

Domestic Company-owned restaurants cost of sales was approximately 1.2% lower primarily due to lower commodity costs, including meats and dough. Domestic restaurants other operating expenses were approximately 1.0% higher as a percentage of sales primarily due to higher labor costs, including minimum wage increases, and insurance costs.

The domestic commissary and other operating margin was 7.2% in the first quarter of 2016, compared to 7.4% in the first quarter of 2015 and consisted of the following (dollars in thousands):

	Three Months Ended
	March 27, 2016				March 29, 2015
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Commissary	$ 155,954	$ 144,573	$ 11,381	7.3%	$ 162,333	$ 149,736	$ 12,597	7.8%
Other	13,031	12,233	798	6.1%	21,614	20,603	1,011	4.7%
Domestic commissary and other	$ 168,985	$ 156,806	$ 12,179	7.2%	$ 183,947	$ 170,339	$ 13,608	7.4%

The 0.5% lower margin for domestic commissary was primarily due to the reclassification of certain expenses from general and administrative to operating expenses beginning in the first quarter of 2016, which had no impact on commissary income before income taxes. The higher margin of 1.4% for “Other” was primarily due to the prior year including FOCUS equipment sales to franchisees which had no significant margin.

The international operating margin was 35.9% in the first quarter of 2016 compared to 39.1% in the first quarter of 2015. The 3.2% lower margin was primarily due to the following:

•	Margin was 2.2% lower due to the gross presentation of certain sublease rental income and expenses. These amounts were shown net in the prior year and had no impact on income before income taxes.
•

Company-owned China restaurants margins were lower as a percentage of revenues. The lower results for Company-owned China restaurants were substantially offset by lower depreciation expense on assets held for sale.

The international operating margins consisted of the following (dollars in thousands):

	Three Months Ended
	March 27, 2016				March 29, 2015
	Revenues	Expenses	Margin $ (a)	Margin %	Revenues	Expenses	Margin $	Margin %
Royalties and franchise development fees	$6,868	$-	$6,868		$6,498	$-	$6,498
Restaurant, commissary and other	20,587	17,590	2,997	14.6%	18,928	15,478	3,450	18.2%
Total international	$27,455	$17,590	$9,865	35.9%	$25,426	$15,478	$9,948	39.1%

(a)	The negative impact of foreign currency exchange rates was approximately $700,000 in the first quarter of 2016.

General and administrative (G&A) expenses were $40.3 million, or 9.4% of revenues in the first quarter of 2016, as compared to $43.7 million, or 10.1% of revenues, in the same period of 2015. The decrease of $3.5 million was primarily due to the following:

•	Corporate G&A costs decreased primarily due to lower legal costs and lower expenses for our annual operators’ conference due to the later timing of the event in the second quarter of 2016.

•	Domestic Company-owned restaurant supervisor bonuses decreased due to lower comparable sales bonus payouts.
•	International G&A costs decreased primarily due to lower advertising spending; in the prior year, advertising levels were higher with the launch of the United Kingdom Quality Guarantee in 2015.

Depreciation and amortization. Depreciation and amortization was $9.7 million (2.3% of revenues) for the first quarter of 2016 and $10.0 million (2.3% of revenues) for the first quarter of 2015.

Net interest (expense) income. Net interest expense increased approximately $300,000 primarily due to a higher average outstanding debt balance.

Income tax expense.  The effective income tax rate was 32.3% for the first quarter of 2016 and 33.5% for the same period in 2015. Our effective income tax rate may fluctuate from quarter to quarter for various reasons, including the timing of various deductions and credits.

Diluted earnings per share. Diluted earnings per share were $0.69 in the first quarter of 2016, compared to $0.55 in the first quarter of 2015, an increase of $0.14, or 25.5%.

Discussion of Operating Results by Segment

See “Review of Consolidated Operating Results” above for revenue highlights.

First quarter 2016 income before income taxes was $41.4 million, compared to $36.4 million in the prior year comparable period, or a 13.6% increase as summarized in the following table on a reporting segment basis (in thousands):

	Three Months Ended
	March 27,	March 29,	Increase
(In thousands)	2016	2015	(Decrease)

Domestic Company-owned restaurants	$20,187	$18,480	$1,707
Domestic commissaries	11,546	11,800	(254)
North America franchising	23,580	22,319	1,261
International	3,038	1,344	1,694
All others	51	443	(392)
Unallocated corporate expenses	(16,332)	(17,205)	873
Elimination of intersegment profits	(661)	(745)	84
Total income before income taxes	$41,409	$36,436	$4,973

Changes in income before income taxes are summarized on a segment basis as follows:

•

Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes increased $1.7 million in the first quarter of 2016. The increase was primarily due to lower commodity costs, including meats and dough.

•

Domestic Commissary Segment. Domestic commissaries’ income before income taxes decreased approximately $250,000 primarily due to a lower margin, which was partially offset by higher sales volumes. We expect the 2016 margin will not be significantly different from the 2015 margin.

•	North America Franchising Segment. North America Franchising income before income taxes increased approximately $1.3 million primarily due to reduced royalty and development incentives.
•

International Segment. International income before income taxes increased approximately $1.7 million primarily due to the previously mentioned increase in units and comparable sales of 5.7%, which resulted in higher royalties and contributed to an increase in United Kingdom profits. The United Kingdom profits also increased from lower advertising costs; in the prior year, advertising costs were higher with the launch of the

Quality Guarantee in 2015. These increases were somewhat offset by the negative impact of foreign currency exchange rates of approximately $700,000.
•

All Others Segment. The “All others” segment, which primarily includes our online and mobile ordering business and our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, decreased approximately $400,000. The decrease was primarily due to higher support and infrastructure costs to support our digital ordering business, somewhat offset by higher revenues from a higher digital sales mix.

•

Unallocated Corporate Segment. Unallocated corporate expenses were approximately $900,000 lower primarily due to lower legal costs and lower expenses for our annual operators’ conference due to the later timing of the event in the second quarter of 2016.

Liquidity and Capital Resources

Debt

Our debt is comprised entirely of a $400 million unsecured revolving credit facility with outstanding balances of $317.5 million as of March 27, 2016 and $256.0 million as of December 27, 2015. The increase in the outstanding balance was primarily due to borrowings to fund share repurchases, pay dividends, acquire restaurants and pay a legal settlement.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Credit Facility. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $58.8 million as of March 27, 2016.

As of March 27, 2016, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

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

Our Credit Facility contains affirmative and negative covenants, including the following financial covenants, as defined by the revolving credit facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	March 27, 2016

Leverage Ratio	Not to exceed 3.0 to 1.0	1.95 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.7 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of March 27, 2016.

Cash Flows

Cash flow provided by operating activities was $30.0 million for the three months ended March 27, 2016, compared to $40.2 million for the same period in 2015. The decrease of approximately $10.3 million was primarily due to the payment of approximately $12.5 million in the first quarter of 2016 for the previously disclosed legal settlement, partially offset by higher net income.

Our free cash flow, a non-GAAP financial measure, for the three months ended March 27, 2016 and March 29, 2015 was as follows (in thousands):

	Three Months Ended
	March 27,	March 29,
	2016	2015

Net cash provided by operating activities	$29,969	$40,249
Purchases of property and equipment	(10,249)	(7,558)
Free cash flow (a)	$19,720	$32,691

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

Cash flow used in investing activities was $20.9 million for the three months ended March 27, 2016, compared to $7.3 million for the same period in 2015, or an increase of $13.6 million. The increase in cash flow used in investing activities was primarily due to the acquisition of 20 restaurants from franchisees for approximately $11.2 million for the three months ended March 27, 2016.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings on our revolving credit facility. We repurchased $66.0 million and $24.8 million of common stock for the three months ended March 27, 2016 and March 29, 2015, respectively. Subsequent to March 27, 2016, through April 26, 2016, we repurchased an additional $14.6 million of common stock. As of April 26, 2016, $129.0 million remained available for repurchase under our Board of Directors’ authorization.

We paid cash dividends of $6.6 million ($0.175 per common share) and $5.6 million ($0.14 per common share) in the first quarter of 2016 and 2015, respectively. Subsequent to the first quarter, on April 28, 2016, our Board of Directors declared a second quarter dividend of $0.175 per common share (approximately $6.6 million based on current shareholders of record). The dividend will be paid on May 20, 2016 to shareholders of record as of the close of business on May 9, 2016. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend”, “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, contingent liabilities, resolution of litigation, commodity costs, profit margins, unit growth, unit level performance, capital expenditures, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

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

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2015, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of a $400 million unsecured revolving credit facility with outstanding balances of $317.5 million as of March 27, 2016 and $256.0 million as of December 27, 2015 and a maturity date of October 31, 2019. Additionally, we have the option to increase the amount available by an additional $100 million. The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

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

As of March 27, 2016, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt		Fixed Rates
July 30, 2013 through April 30, 2018	$75	million	1.42%
December 30, 2014 through April 30, 2018	$50	million	1.36%
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%

The weighted average interest rate on the revolving line of credit, including the impact of the interest rate swap agreements, was 2.1% as of March 27, 2016. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of March 27, 2016, including the impact of the interest rate swaps, would increase interest expense by $1.9 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. Approximately 6% of our revenues for both of the three months ended March 27, 2016 and March 29, 2015 were derived from these operations.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a negative impact on our revenues of approximately $1.9 million and $1.8 million for the three months ended March 27, 2016 and March 29, 2015, respectively, and a negative impact on our income before income taxes of $700,000 and $500,000 for the three months ended March 27, 2016 and March 29, 2015, respectively.

Commodity Price Risk

In the ordinary course of business, the food and paper products we purchase, including cheese (our largest individual food cost item), are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have pricing agreements with some of our vendors, including forward pricing agreements for a portion of our cheese purchases for our domestic Company-owned restaurants, which are accounted for as normal purchases; however, we still remain exposed to on-going commodity volatility.

The following table presents the actual average block price for cheese by quarter through the first quarter of 2016 and the projected average block price for cheese by quarter through 2016 (based on the April 26, 2016 Chicago Mercantile Exchange cheese futures market prices):

	2016		2015
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.473		$1.538
Quarter 2	1.476		1.630
Quarter 3	1.560		1.684
Quarter 4	1.620		1.602
Full Year	$1.532	*	$1.614

*The full year estimate is based on futures prices and does not include the impact of forward pricing agreements for a portion of our cheese purchases for our domestic Company-owned restaurants.  Additionally, the price charged to restaurants can vary somewhat by quarter from the actual block price based upon our monthly pricing mechanism.

Item 4.Controls and Procedures

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in a number of lawsuits, claims, investigations and proceedings consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Accounting Standards Codification 450, “Contingencies”, the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $1.525 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 28, 2017. Through March 27, 2016, a total of 108.7 million shares with an aggregate cost of $1.4 billion and an average price of $12.70 per share have been repurchased under this program. Subsequent to March 27, 2016, through April 26, 2016, we acquired an additional 262,000 shares at an aggregate cost of $14.6 million. As of April 26, 2016, approximately $129.0 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended March 27, 2016 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

12/28/2015 - 01/24/2016	399	$52.06	107,854	$188,900
01/25/2016 - 02/21/2016	537	$47.67	108,391	$163,304
02/22/2016 - 03/27/2016	350	$56.14	108,741	$143,648

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During fiscal quarter ended March 27, 2016, the Company acquired approximately 27,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 27, 2016, filed on May 3, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 3, 2016	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President,
Chief Financial Officer,
Chief Administrative Officer and Treasurer