Form 10-Q
period 2016-06-26
PAPA JOHNS INTERNATIONAL INC
filed 2016-08-02
CIK 901491

PIZZA

PAPA JOHN'S®

BETTER INGREDIENTS.
BETTER PIZZA.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2016

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

At July 26, 2016, there were outstanding 36,984,132 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 26,	December 27,
(In thousands, except per share amounts)	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,266	$21,006
Accounts receivable, net	56,357	63,320
Notes receivable, net	4,715	7,816
Income taxes receivable	744	272
Inventories	22,531	21,564
Prepaid expenses	17,841	20,372
Other current assets	8,148	8,941
Assets held for sale	8,823	9,299
Total current assets	134,425	152,590
Property and equipment, net	217,528	214,044
Notes receivable, less current portion, net	9,906	11,105
Goodwill	87,266	79,657
Deferred income taxes	1,713	2,415
Other assets	36,385	34,247
Total assets	$487,223	$494,058

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$34,928	$43,492
Income and other taxes payable	12,231	8,527
Accrued expenses and other current liabilities	68,887	80,918
Total current liabilities	116,046	132,937
Deferred revenue	3,965	3,190
Long-term debt, net	316,484	255,146
Deferred income taxes	2,002	4,610
Other long-term liabilities	58,019	47,606
Total liabilities	496,516	443,489
Redeemable noncontrolling interests	7,989	8,363

Stockholders’ (deficit) equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 43,940 at June 26, 2016 and 43,731 at December 27, 2015)	440	437
Additional paid-in capital	161,849	158,348
Accumulated other comprehensive loss	(7,850)	(1,836)
Retained earnings	179,882	143,789
Treasury stock (7,054 shares at June 26, 2016 and 5,308 shares at December 27, 2015, at cost)	(364,742)	(271,557)
Total stockholders’ (deficit) equity, net of noncontrolling interests	(30,421)	29,181
Noncontrolling interests in subsidiaries	13,139	13,025
Total stockholders’ (deficit) equity	(17,282)	42,206
Total liabilities, redeemable noncontrolling interests and stockholders’ (deficit) equity	$487,223	$494,058

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended		Six Months Ended
(In thousands, except per share amounts)	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenues:
Domestic Company-owned restaurant sales	$204,248	$185,962	$409,927	$383,249
Domestic franchise royalties and fees	25,302	23,276	51,778	48,900
Domestic commissary and other sales	164,954	163,427	333,939	347,374
International	28,460	26,326	55,915	51,752
Total revenues	422,964	398,991	851,559	831,275
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	163,469	147,356	324,779	302,388
Domestic commissary and other expenses	152,258	151,206	309,064	321,545
International expenses	17,752	16,250	35,342	31,728
General and administrative expenses	42,623	43,047	82,870	86,796
Depreciation and amortization	10,031	10,136	19,775	20,177
Total costs and expenses	386,133	367,995	771,830	762,634
Operating income	36,831	30,996	79,729	68,641
Legal settlement expense	—	(12,278)	—	(12,278)
Net interest expense	(1,631)	(1,187)	(3,120)	(2,396)
Income before income taxes	35,200	17,531	76,609	53,967
Income tax expense	11,088	5,063	24,446	17,260
Net income before attribution to noncontrolling interests	24,112	12,468	52,163	36,707
Income attributable to noncontrolling interests	(1,571)	(1,688)	(3,440)	(3,691)
Net income attributable to the Company	$22,541	$10,780	$48,723	$33,016

Calculation of income for earnings per share:
Net income attributable to the Company	$22,541	$10,780	$48,723	$33,016
Change in noncontrolling interest redemption value	279	73	499	143
Net income attributable to participating securities	(91)	(50)	(201)	(150)
Net income attributable to common shareholders	$22,729	$10,803	$49,021	$33,009

Basic earnings per common share	$0.61	$0.27	$1.30	$0.83
Diluted earnings per common share	$0.61	$0.27	$1.29	$0.82

Basic weighted average common shares outstanding	37,203	39,692	37,567	39,764
Diluted weighted average common shares outstanding	37,507	40,217	37,904	40,368

Dividends declared per common share	$0.175	$0.140	$0.350	$0.280

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Net income before attribution to noncontrolling interests	$24,112	$12,468	$52,163	$36,707
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(1,441)	2,116	(3,513)	575
Interest rate swaps (1)	(2,760)	459	(6,049)	(625)
Other comprehensive (loss) income, before tax	(4,201)	2,575	(9,562)	(50)
Income tax effect:
Foreign currency translation adjustments	533	(783)	1,300	(213)
Interest rate swaps (2)	1,021	(170)	2,238	231
Income tax effect	1,554	(953)	3,538	18
Other comprehensive (loss) income, net of tax	(2,647)	1,622	(6,024)	(32)
Comprehensive income before attribution to noncontrolling interests	21,465	14,090	46,139	36,675
Comprehensive loss, redeemable noncontrolling interests	(881)	(1,015)	(2,125)	(2,328)
Comprehensive loss, nonredeemable noncontrolling interests	(690)	(673)	(1,315)	(1,363)
Comprehensive income attributable to the Company	$19,894	$12,402	$42,699	$32,984

(1)

Amounts reclassified out of accumulated other comprehensive loss into net interest expense included $311 and $628 for the three and six months ended June 26, 2016, respectively and $393 and $787 for the three and six months ended June 28, 2015.

(2)

The income tax effects of amounts reclassified out of accumulated other comprehensive loss into net interest expense were $115 and $232 for the three and six months ended June 26, 2016, respectively and $145 and $291 for the three and six months ended June 28, 2015, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 26, 2016	June 28, 2015
Operating activities
Net income before attribution to noncontrolling interests	$52,163	$36,707
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	247	631
Depreciation and amortization	19,775	20,177
Deferred income taxes	3,786	(3,064)
Stock-based compensation expense	4,893	4,985
Other	1,883	2,239
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,680	1,682
Income taxes receivable	(472)	(1,281)
Inventories	(877)	3,474
Prepaid expenses	2,548	999
Other current assets	1,269	293
Other assets and liabilities	(1,724)	(773)
Accounts payable	(8,654)	(3,877)
Income and other taxes payable	3,703	72
Accrued expenses and other current liabilities	(11,425)	15,495
Deferred revenue	1,328	223
Net cash provided by operating activities	75,123	77,982
Investing activities
Purchases of property and equipment	(24,001)	(16,501)
Loans issued	(1,630)	(1,571)
Repayments of loans issued	5,382	2,787
Acquisitions, net of cash acquired	(11,202)	(491)
Other	165	348
Net cash used in investing activities	(31,286)	(15,428)
Financing activities
Net proceeds from issuance of long-term debt	61,375	3,549
Cash dividends paid	(13,130)	(11,083)
Excess tax benefit on equity awards	4,490	9,488
Tax payments for equity award issuances	(5,831)	(10,654)
Proceeds from exercise of stock options	2,812	3,915
Acquisition of Company common stock	(96,355)	(52,083)
Distributions to noncontrolling interest holders	(3,200)	(3,667)
Other	391	319
Net cash used in financing activities	(49,448)	(60,216)
Effect of exchange rate changes on cash and cash equivalents	(129)	(13)
Change in cash and cash equivalents	(5,740)	2,325
Cash and cash equivalents at beginning of period	21,006	20,122
Cash and cash equivalents at end of period	$15,266	$22,447

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 26, 2016

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 26, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ended December 25, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 27, 2015.

2.Significant Accounting Policies

Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties. These joint ventures include 215 restaurants at June 26, 2016 and 206 restaurants at June 28, 2015. We are required to report the consolidated net income at amounts attributable to the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the condensed consolidated statements of income attributable to the noncontrolling interest holder.

The income before income taxes attributable to these joint ventures for the three and six months ended June 26, 2016 and June 28, 2015 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015

Papa John’s International, Inc.	$2,529	$2,660	$5,289	$5,670
Noncontrolling interests	1,571	1,688	3,440	3,691
Total income before income taxes	$4,100	$4,348	$8,729	$9,361

The following summarizes the redemption feature, location and related accounting within the condensed consolidated balance sheets:

Type of Joint Venture Arrangement	Location within the Condensed Consolidated Balance Sheets	Recorded Value

Joint venture with no redemption feature	Permanent equity	Carrying value
Option to require the Company to purchase their interest - currently redeemable	Temporary equity	Redemption value*
Option to require the Company to purchase their interest - not currently redeemable	Temporary equity	Carrying value

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of June 26, 2016, we had a net deferred tax liability of approximately $300,000.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 26, 2016 and December 27, 2015 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

June 26, 2016
Financial assets:
Cash surrender value of life insurance policies (a)	$19,838	$19,838	$—	$—

Financial liabilities:
Interest rate swaps (b)	8,331	—	8,331	—

December 27, 2015
Financial assets:
Cash surrender value of life insurance policies (a)	$17,916	$17,916	$—	$—

Financial liabilities:
Interest rate swaps (b)	2,262	—	2,262	—

(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)

The fair value of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

There were no transfers among levels within the fair value hierarchy during the six months ended June 26, 2016.

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

Accounting Standards Adopted

Deferred Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The update requires that deferred debt issuance costs be reported as a reduction to long-term debt (previously reported in other noncurrent assets). We adopted ASU 2015-03 in the first quarter of 2016 and for all retrospective periods, as required. The impact of the adoption was not material to our condensed consolidated financial statements. See Debt Footnote for more details.

Accounting Standards to be Adopted in Future Periods

Employee Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning in fiscal 2017, with early application permitted. Based on the significance of our employee stock compensation program, we expect the adoption could have a material impact to our condensed consolidated statements of income.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” (“ASU 2016-02”) which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital leases (financing) with lease terms greater than twelve months.  The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, leases will continue to be classified as operating or capital (financing) with lease expense in both cases calculated substantially the same as under the prior leasing guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 (fiscal 2019 for the Company), and early adoption is permitted.  The Company has not yet determined the effect of the adoption on its condensed consolidated financial statements.

Revenue from Contract with Customers

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. This update requires companies to recognize revenue at amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. Such estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Companies can either apply a full retrospective adoption or a modified retrospective adoption.

We are required to adopt ASU 2014-09 in the first quarter of 2018. We are currently evaluating the method of adoption and impact of the new requirements on our condensed consolidated financial statements. We currently do not believe the impact will be significant.

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

Additionally, in accordance with Accounting Standards Codification 480, “Distinguishing Liabilities from Equity”, the change in the redemption value for the noncontrolling interest of one of our joint ventures increases or decreases income attributable to common shareholders.

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015

Basic earnings per common share:
Net income attributable to the Company	$22,541	$10,780	$48,723	$33,016
Change in noncontrolling interest redemption value	279	73	499	143
Net income attributable to participating securities	(91)	(50)	(201)	(150)
Net income attributable to common shareholders	$22,729	$10,803	$49,021	$33,009

Weighted average common shares outstanding	37,203	39,692	37,567	39,764
Basic earnings per common share	$0.61	$0.27	$1.30	$0.83

Diluted earnings per common share:
Net income attributable to common shareholders	$22,729	$10,803	$49,021	$33,009

Weighted average common shares outstanding	37,203	39,692	37,567	39,764
Dilutive effect of outstanding equity awards (a)	304	525	337	604
Diluted weighted average common shares outstanding	37,507	40,217	37,904	40,368
Diluted earnings per common share	$0.61	$0.27	$1.29	$0.82

(a) Excludes 689 and 566 awards for the three and six months ended June 26, 2016 and 292 and 198 awards for the three and six months ended June 28, 2015, as the effect of including such awards would have been antidilutive.

4.Acquisition of Restaurants

In the first quarter of 2016, we completed the acquisition of 20 franchised Papa John’s restaurants located in Alabama, Florida and Kentucky in two separate transactions with an aggregate purchase price of $11.2 million. These acquisitions were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in our consolidated financial results.

The aggregate purchase price of the acquisitions has been allocated as follows (in thousands):

Property and equipment	$1,028
Franchise rights	1,230
Goodwill	8,837
Other	107
Total purchase price	$11,202

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill for the domestic Company-owned restaurants segment and is eligible for deduction over 15 years under U.S. tax regulations.

5.Debt

Long-term debt consists of the following (in thousands):

	June 26,	December 27,
	2016	2015
Outstanding debt	$317,375	$256,000
Debt issuance costs	(891)	(854)
Total long-term debt	$316,484	$255,146

Our outstanding debt is comprised entirely of an unsecured revolving line of credit (“Credit Facility”) with an expiration date of October 31, 2019. On June 8, 2016, we exercised our option to increase the amount available under our Credit Facility to $500 million from the previous $400 million availability.  Including outstanding letters of credit, the remaining availability under the Credit Facility was approximately $157.7 million as of June 26, 2016.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At June 26, 2016, we were in compliance with these covenants.

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

As of June 26, 2016, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt		Fixed Rates
July 30, 2013 through April 30, 2018	$75	million	1.42%
December 30, 2014 through April 30, 2018	$50	million	1.36%
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%

The weighted average interest rates on the Credit Facility, including the impact of the interest rate swap agreements, were 2.1% and 2.0% for the three months ended June 26, 2016 and June 28, 2015, respectively, and 2.1% and 2.0% for the six months ended June 26, 2016 and June 28, 2015, respectively. Interest paid, including payments made or received under the swaps, was $1.8 million and $1.3 million for the three months ended June 26, 2016 and June 28, 2015, respectively, and $3.4 million and $2.6 million for the six months ended June 26, 2016 and June 28, 2015, respectively. As of June 26, 2016, the portion of the $8.3 million interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $1.0 million.

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

Our segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Revenues from external customers:
Domestic Company-owned restaurants	$204,248	$185,962	$409,927	$383,249
Domestic commissaries	150,895	149,007	306,849	311,340
North America franchising	25,302	23,276	51,778	48,900
International	28,460	26,326	55,915	51,752
All others	14,059	14,420	27,090	36,034
Total revenues from external customers	$422,964	$398,991	$851,559	$831,275

Intersegment revenues:
Domestic commissaries	$57,722	$54,459	$116,048	$112,346
North America franchising	739	671	1,452	1,342
International	67	75	132	150
All others	4,075	3,694	8,172	7,626
Total intersegment revenues	$62,603	$58,899	$125,804	$121,464

Income (loss) before income taxes:
Domestic Company-owned restaurants	$15,325	$14,617	$35,512	$33,097
Domestic commissaries	11,682	10,702	23,228	22,502
North America franchising	22,445	20,054	46,025	42,373
International	2,875	2,279	5,913	3,623
All others	425	(117)	476	326
Unallocated corporate expenses	(17,079)	(29,949)	(33,411)	(47,154)
Elimination of intersegment profit	(473)	(55)	(1,134)	(800)
Total income before income taxes	$35,200	$17,531	$76,609	$53,967

Property and equipment:
Domestic Company-owned restaurants	$227,023
Domestic commissaries	112,666
International	16,854
All others	50,949
Unallocated corporate assets	186,922
Accumulated depreciation and amortization	(376,886)
Net property and equipment	$217,528

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At June 26, 2016, there were 4,935 Papa John’s restaurants (776 Company-owned and 4,159 franchised) operating in all 50 states and 43 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Restaurant Progression

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Papa John’s Restaurant Progression:
North America Company-owned:
Beginning of period	729	691	707	686
Opened	5	1	7	4
Acquired	—	1	20	3
End of period	734	693	734	693
International Company-owned:
Beginning of period	44	48	45	49
Closed	(2)	—	(3)	(1)
End of period	42	48	42	48
North America franchised:
Beginning of period	2,661	2,650	2,681	2,654
Opened	23	19	41	37
Closed	(16)	(15)	(34)	(35)
Divested	—	(1)	(20)	(3)
End of period	2,668	2,653	2,668	2,653
International franchised:
Beginning of period	1,469	1,310	1,460	1,274
Opened	46	42	70	92
Closed	(24)	(12)	(39)	(26)
End of period	1,491	1,340	1,491	1,340
Total restaurants - end of period	4,935	4,734	4,935	4,734

Results of Operations

Income Statement Presentation

We have streamlined our income statement presentation by combining certain income statement captions in the condensed consolidated statements of income and have conformed prior year amounts to this new presentation.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales increased $18.3 million, or 9.8%, and $26.7 million, or 7.0%, for the three and six months ended June 26, 2016, respectively, primarily due to increases of 5.6% and 3.2% in comparable sales and increases of 5.1% and 4.6% in equivalent units during the three and six months ended June 26, 2016, including 20 restaurants acquired from franchisees during the first quarter. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

Domestic franchise royalties and fees increased $2.0 million, or 8.7% and $2.9 million, or 5.9% for the three and six months ended June 26, 2016, respectively. The increase was primarily due to increases in comparable sales of 4.5% and 2.1% for the three and six months, respectively, as well as reduced levels of royalty incentives in 2016. Domestic franchise restaurant sales increased 4.3% to $545.5 million and 2.2% to $1.1 billion for the three and six months ended June 26, 2016, respectively. The increase is primarily due to the increase in comparable sales noted above.  Franchise restaurant sales are not included in Company revenues; however, our domestic royalty revenue is derived from these sales.

Domestic commissary and other sales increased $1.5 million, or 0.9% and decreased $13.4 million, or 3.9% for the three and six months ended June 26, 2016, respectively. The increase of $1.5 million for the second quarter was primarily due to a $1.9 million increase in domestic commissary sales from an increase in volumes, partially offset by lower pricing for certain commodities, including cheese, and an increase in online fee revenue for our online and mobile ordering business.  These increases were partially offset by the prior year inclusion of approximately $1.3 million for point-of-sale system (“FOCUS”) equipment sales to franchisees which had no significant impact on 2015 operating results. The decrease for the comparable six month period was due to a $9.8 million decrease in FOCUS equipment sales and a decrease in commissary sales of $4.5 million associated with lower pricing for certain commodities, partially offset by higher domestic commissary sales volumes.

International revenues increased approximately $2.1 million, or 8.1% and $4.2 million, or 8.0% for the three and six months ended June 26, 2016, respectively, primarily due to the following:

•

The three and six month periods of 2016 include sublease rental revenue in the United Kingdom of approximately $1.7 million and $3.3 million, respectively, which was shown net of the rental expenses in the corresponding periods of the prior year. The change had no impact on income before income taxes.

•

Higher royalties and commissary revenues resulted from an increase in the number of restaurants and an increase in comparable sales of 5.3% and 5.5% for the three and six months ended June 26, 2016, calculated on a constant dollar basis. International franchise restaurant sales increased 7.7% to $161.8 million, and 8.0% to $316.1 million for the three and six month periods. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

•

These increases were somewhat offset by lower China Company-owned restaurant revenues of $1.3 million and $2.6 million for the three and six month periods, respectively, primarily due to negative comparable sales and fewer restaurants.

The negative impact of foreign currency exchange rates was approximately $2.2 million and $4.0 million on international revenues for the three and six months ended June 26, 2016.

Costs and expenses.  The operating margin for domestic Company-owned restaurants was 20.0% and 20.8% in the three and six months ended June 26, 2016, respectively, compared to 20.8% and 21.1% in the corresponding 2015 periods, and consisted of the following (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 26, 2016		June 28, 2015		June 26, 2016		June 28, 2015

Restaurant sales	$204,248		$185,962		$409,927		$383,249

Cost of sales	46,329	22.7%	43,289	23.3%	93,530	22.8%	90,793	23.7%
Other operating expenses	117,140	57.4%	104,067	56.0%	231,249	56.4%	211,595	55.2%
Total expenses	$163,469	80.0%	$147,356	79.2%	$324,779	79.2%	$302,388	78.9%

Margin	$40,779	20.0%	$38,606	20.8%	$85,148	20.8%	$80,861	21.1%

Domestic Company-owned restaurants cost of sales were approximately 0.6% and 0.9% lower as a percentage of sales for the three and six months ended June 26, 2016, respectively, primarily due to lower commodity costs, including cheese, meats and dough. Domestic restaurants other operating expenses were approximately 1.4% and 1.2% higher as a percentage of sales for the three and six months ended June 26, 2016, respectively, primarily due to higher insurance costs.

The domestic commissary and other operating margins were 7.7% and 7.4% for the three and six months ended June 26, 2016, respectively, compared to 7.5% and 7.4% in the corresponding periods of the prior year and consisted of the following (dollars in thousands):

	Three Months Ended
	June 26, 2016				June 28, 2015
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Domestic commissary	$150,895	$139,616	$11,279	7.5%	$149,007	$137,558	$11,449	7.7%
All others	14,059	12,642	1,417	10.1%	14,420	13,648	772	5.4%
Domestic commissary and other	$164,954	$152,258	$12,696	7.7%	$163,427	$151,206	$12,221	7.5%

	Six Months Ended
	June 26, 2016				June 28, 2015
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Domestic commissary	$306,849	$284,189	$22,660	7.4%	$311,340	$287,294	$24,046	7.7%
All others	27,090	24,875	2,215	8.2%	36,034	34,251	1,783	4.9%
Domestic commissary and other	$333,939	$309,064	$24,875	7.4%	$347,374	$321,545	$25,829	7.4%

Domestic commissary margins were 0.2% and 0.3% lower for the three and six months ended June 26, 2016, respectively, primarily due to the reclassification of certain expenses from general and administrative to operating expenses beginning in the first quarter of 2016, which had no impact on commissary income before income taxes. The “All others” margins were 4.7% and 3.3% higher for the three and six month periods, respectively, primarily due to the prior year including FOCUS equipment sales to franchisees, which had no significant margin, and improved operating results at Preferred Marketing Solutions.

The international operating margins were 37.6% and 36.8% in the three and six months ended June 26, 2016, respectively, compared to 38.3% and 38.7% versus the corresponding 2015 periods. The lower margins were primarily due to a decrease in restaurant, commissary and other margins of 1.7% and 2.7% for the three and six months ended June 26, 2016 primarily due to the gross presentation of certain sublease rental income and expenses. These amounts were shown net in the prior year; the change in presentation had no impact on income before income taxes.  This lower margin was substantially offset by the benefit of higher royalties and fees.

The international operating margins consisted of the following (dollars in thousands):

	Three Months Ended
	June 26, 2016				June 28, 2015
	Revenues	Expenses	Margin $ (a)	Margin %	Revenues	Expenses	Margin $	Margin %
Royalties and franchise development fees	$7,397	$-	$7,397		$6,641	$-	$6,641
Restaurant, commissary and other	21,063	17,752	3,311	15.7%	19,685	16,250	3,435	17.4%
Total international	$28,460	$17,752	$10,708	37.6%	$26,326	$16,250	$10,076	38.3%

	Six Months Ended
	June 26, 2016				June 28, 2015
	Revenues	Expenses	Margin $ (a)	Margin %	Revenues	Expenses	Margin $	Margin %
Royalties and franchise development fees	$14,265	$-	$14,265		$13,139	$-	$13,139
Restaurant, commissary and other	41,650	35,342	6,308	15.1%	38,613	31,728	6,885	17.8%
Total international	$55,915	$35,342	$20,573	36.8%	$51,752	$31,728	$20,024	38.7%

(a)	The negative impact of foreign currency exchange rates on income before income taxes was approximately $500,000 and $1.2 million for the three and six months ended June 26, 2016, respectively.

General and administrative (G&A) expenses were $42.6 million, or 10.1% of revenues for the three months ended June 26, 2016, which approximated G&A of $43.0 million, or 10.8%, of revenues for the same period in 2015. G&A expenses were $82.9 million, or 9.7% of revenues for the six months ended June 26, 2016, compared to $86.8 million, or 10.4% of revenues for the same period in 2015. The decrease of $3.9 million for the six month period was primarily due to the following:

•	Corporate G&A costs decreased primarily due to lower legal costs.
•	Domestic Company-owned restaurant supervisor bonuses decreased due to lower comparable sales bonus payouts, primarily in the first quarter of 2016.
•	International G&A costs decreased primarily due to lower advertising spending; in the prior year, advertising levels were higher with the launch of the United Kingdom Quality Guarantee in 2015.

Depreciation and amortization. Depreciation and amortization was $10.0 million, or 2.4% of revenues for the three months ended June 26, 2016, compared to $10.1 million, or 2.5% of revenues for the same period in 2015, and $19.8 million, or 2.3% of revenues for the six months ended June 26, 2016, compared to $20.2 million, or 2.4% of revenues for the same period in 2015.

Legal settlement expense. The 2015 legal settlement expense represents a pre-tax expense of $12.3 million for a collective and class action, Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc., including approximately 19,000 drivers, which alleged delivery drivers were not reimbursed in accordance with the Fair Labor Standards Act.

Net interest expense. Net interest expense increased approximately $400,000 and $700,000 for the three and six months ended June 26, 2016, respectively, primarily due to higher average outstanding debt balances.

Income tax expense.  The effective income tax rates were 31.5% and 31.9% for the three and six months ended June 26, 2016, respectively, representing an increase of 2.6% for the three month period and no change from the prior year six month period. The legal settlement reduced our 2015 income tax rates by approximately 2.5% and 0.5% for the three and six month periods, respectively. Our effective income tax rates may fluctuate from quarter to quarter for various reasons, including the timing of various deductions and credits.

Diluted earnings per share. Diluted earnings per share were $0.61 for the three months ended June 26, 2016, compared to $0.27 in the corresponding prior year period. Diluted earnings per share were $1.29 for the six months ended June 26, 2016, compared to $0.82 in the corresponding prior year period. Diluted earnings per share for the three and six months ended June 28, 2015 were negatively impacted by $0.20 due to the 2015 legal settlement.

Discussion of Operating Results by Segment

See “Review of Consolidated Operating Results” above for revenue highlights.

Income before income taxes is summarized in the following table on a reporting segment basis.  Alongside the GAAP income before income taxes data, we have included “adjusted” income before income taxes to exclude the 2015 legal settlement expense previously discussed.  We believe this non-GAAP measure is important for purposes of comparing to prior year results.  Management uses this metric to evaluate the underlying operating performance of the business.  Adjusted income before income taxes should not be construed as a substitute for or a better indicator of our performance than the Company’s GAAP measure.

Second quarter 2016 income before income taxes was $35.2 million compared to $17.5 million in the prior comparable year.  Excluding the 2015 legal settlement, income before income taxes increased 18.1%, or $5.4 million, as compared to $29.8 million for the second quarter of 2015.  Income before income taxes was $76.6 million for the six months ended June 26, 2016, compared to $54.0 million for the prior comparable period.  Excluding the 2015 legal settlement, income before income taxes increased 15.6%, or $10.4 million, as compared to $66.2 million for the six months ended June 28, 2015.

	Three Months Ended
		As Reported	Legal	Adjusted	Adjusted
	June 26,	June 28,	Settlement	June 28,	Increase
(In thousands)	2016	2015	Expense	2015	(Decrease)

Domestic Company-owned restaurants	$15,325	$14,617	$—	$14,617	$708
Domestic commissaries	11,682	10,702	—	10,702	980
North America franchising	22,445	20,054	—	20,054	2,391
International	2,875	2,279	—	2,279	596
All others	425	(117)	—	(117)	542
Unallocated corporate expenses	(17,079)	(29,949)	12,278	(17,671)	592
Elimination of intersegment profits	(473)	(55)	—	(55)	(418)
Total income before income taxes	$35,200	$17,531	$12,278	$29,809	$5,391

	Six Months Ended
		As Reported	Legal	Adjusted	Adjusted
	June 26,	June 28,	Settlement	June 28,	Increase
(In thousands)	2016	2015	Expense	2015	(Decrease)

Domestic Company-owned restaurants	$35,512	$33,097	$—	$33,097	$2,415
Domestic commissaries	23,228	22,502	—	22,502	726
North America franchising	46,025	42,373	—	42,373	3,652
International	5,913	3,623	—	3,623	2,290
All others	476	326	—	326	150
Unallocated corporate expenses	(33,411)	(47,154)	12,278	(34,876)	1,465
Elimination of intersegment profits	(1,134)	(800)	—	(800)	(334)
Total income before income taxes	$76,609	$53,967	$12,278	$66,245	$10,364

Changes in income before income taxes are summarized on a segment basis as follows excluding the 2015 legal settlement:

•

Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes increased approximately $700,000 and $2.4 million for the three and six months ended June 26, 2016, respectively, compared to the corresponding prior year periods. The increase was primarily due to 5.6% and 3.2% increases in comparable sales for the three and six months ended June 26, 2016 and lower commodity costs.  These increases were partially offset by higher non-owned automobile claim costs.

•

Domestic Commissary Segment. Domestic commissaries’ income before income taxes increased approximately $1.0 million and $700,000 for the three and six months ended June 26, 2016, respectively, primarily due to higher sales volumes.

•

North America Franchising Segment. North America franchising income before income taxes increased approximately $2.4 million and $3.7 million for the three and six months ended June 26, 2016, respectively. The increases were primarily due to increases of 4.5% and 2.1% in comparable sales for the three and six months ended June 26, 2016, respectively.  In addition, sales and development incentives are lower in 2016.

•

International Segment. International income before income taxes increased approximately $600,000 and $2.3 million for the three and six months ended June 26, 2016, respectively. The increases were primarily due to an increase in the number of restaurants and an increase in comparable sales, which resulted in higher royalties. The United Kingdom profits also increased from lower advertising costs; in the prior year, advertising costs were higher with the launch of the Quality Guarantee in 2015. These increases were somewhat offset by the negative impact of foreign currency exchange rates of approximately $500,000 and $1.2 million for the three and six month periods in 2016.
•

All Others Segment. The “All others” segment, which primarily includes our online and mobile ordering business and our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, increased approximately $500,000 and $200,000 for the three and six months ended June 26, 2016.  The increases were primarily due to improved operating results at Preferred Marketing Solutions.

•

Unallocated Corporate Segment. Unallocated corporate expenses decreased approximately $600,000 and $1.5 million for the three and six months ended June 26, 2016, respectively. The decreases were primarily due to lower legal costs.

Liquidity and Capital Resources

Debt

Our debt is comprised entirely of an unsecured revolving line of credit (“Credit Facility”) with outstanding balances of $317.4 million as of June 26, 2016 and $256.0 million as of December 27, 2015. On June 8, 2016, we exercised our option to increase the amount available under our Credit Facility to $500 million from the previous $400 million availability.  The increase in the outstanding debt balance from December 27, 2015 was primarily due to borrowings to fund share repurchases, pay dividends, acquire restaurants and pay the 2015 legal settlement.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The spread over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Credit Facility. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $157.7 million as of June 26, 2016.

As of June 26, 2016, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

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

Our Credit Facility contains affirmative and negative covenants, including the following financial covenants, as defined by the revolving credit facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	June 26, 2016

Leverage Ratio	Not to exceed 3.0 to 1.0	1.79 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.84 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of June 26, 2016.

Cash Flows

Cash flow provided by operating activities was $75.1 million for the six months ended June 26, 2016, compared to $78.0 million for the same period in 2015. The decrease of approximately $2.9 million was primarily due to the payment of approximately $12.5 million in the first quarter of 2016 for the previously discussed legal settlement and unfavorable changes in working capital items, partially offset by higher net income.

Our free cash flow, a non-GAAP financial measure, was as follows for the six months ended June 26, 2016 and June 28, 2015 (in thousands):

	Six Months Ended
	June 26,	June 28,
	2016	2015

Net cash provided by operating activities	$75,123	$77,982
Purchases of property and equipment	(24,001)	(16,501)
Free cash flow (a)	$51,122	$61,481

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

Cash flow used in investing activities was $31.3 million for the six months ended June 26, 2016, compared to $15.4 million for the same period in 2015, or an increase of $15.9 million. The increase in cash flow used in investing activities was primarily due to the acquisition of 20 restaurants from franchisees for approximately $11.2 million in the first quarter of 2016.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings on our Credit Facility. We repurchased $96.4 million and $52.1 million of common stock for the six months ended June 26, 2016 and June 28, 2015, respectively. Subsequent to June 26, 2016, through July 26, 2016, we repurchased an additional $4.7 million of common stock. As of July 26, 2016, $108.7 million remained available for repurchase under our Board of Directors’ authorization.

We paid cash dividends of $13.1 million ($0.35 per common share) and $11.1 million ($0.28 per common share) for the six months ended June 26, 2016 and June 28, 2015, respectively. Subsequent to the second quarter on July 28, 2016, our Board of Directors declared a third quarter dividend of $0.20 per common share (approximately $7.4 million based on current shareholders of record). The dividend will be paid on August 19, 2016 to shareholders of record as of the close of business on August 8, 2016. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

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

•

increased risks associated with our international operations, including economic and political conditions, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, and difficulty in meeting planned sales targets and new store growth;

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of an unsecured revolving line of credit with outstanding balances of $317.4 million as of June 26, 2016 and $256.0 million as of December 27, 2015 and a maturity date of October 31, 2019.  On June 8, 2016, we exercised our option under the Credit Facility to increase the amount available to $500 million from the previous $400 million availability.  The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

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

As of June 26, 2016, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt		Fixed Rates
July 30, 2013 through April 30, 2018	$75	million	1.42%
December 30, 2014 through April 30, 2018	$50	million	1.36%
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%

The weighted average interest rate on the Credit Facility, including the impact of the interest rate swap agreements, was 2.1% as of June 26, 2016. An increase in the present interest rate of 100 basis points on the Credit Facility balance outstanding as of June 26, 2016, including the impact of the interest rate swaps, would increase interest expense by $1.9 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. For each of the periods presented, between 6% and 7% of our revenues were derived from these operations.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a negative impact on our revenues of approximately $2.2 million and $2.0 million for the three months ended June 26, 2016 and June 28, 2015, respectively, and $4.0 million and $3.8 million for the six months ended June 26, 2016 and June 28, 2015, respectively. Foreign currency exchange rate fluctuations had a negative impact on our income before income taxes of $500,000 and $700,000 for the three months ended June 26, 2016 and June 28, 2015, respectively, and $1.2 million and $1.3 million for the six months ended June 26, 2016 and June 28, 2015, respectively.  The recent referendum by United Kingdom voters known as Brexit may cause additional volatility in currency exchange rates.  The future impact of Brexit on our operations included in the European Union could also include but may not be limited to future trade, tariff, and regulatory changes.  As of June 26, 2016, 5 of our 43 international country operations are included in the European Union.

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

The following table presents the actual average block price for cheese by quarter through the second quarter of 2016 and the projected average block price for cheese by quarter through 2016 (based on the July 26, 2016 Chicago Mercantile Exchange cheese futures market prices):

	2016		2015
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.473		$1.538
Quarter 2	1.405		1.630
Quarter 3	1.712		1.684
Quarter 4	1.727		1.602
Full Year	$1.579	*	$1.614

*The full year estimate is based on futures prices and does not include the impact of forward pricing agreements we have for a portion of our cheese purchases for our domestic Company-owned restaurants.  Additionally, the price charged to restaurants can vary somewhat by quarter from the actual block price based upon our monthly pricing mechanism.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $1.525 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 28, 2017. Through June 26, 2016, a total of 109.2 million shares with an aggregate cost of $1.4 billion and an average price of $12.92 per share have been repurchased under this program. Subsequent to June 26, 2016, through July 26, 2016, we acquired an additional 68,000 shares at an aggregate cost of $4.7 million. As of July 26, 2016, approximately $108.7 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended June 26 2016 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

03/28/2016 - 04/24/2016	254	$55.64	108,996	$129,517
04/25/2016 - 05/22/2016	154	$58.33	109,150	$120,540
05/23/2016 - 06/26/2016	113	$63.59	109,263	$113,326

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During fiscal quarter ended June 26, 2016, the Company acquired approximately 3,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6.  Exhibits

Exhibit
Number	Description

10.1

Second Amendment to First Amended and Restated Credit Agreement by and among Papa John’s International, Inc., the Guarantors party thereto, PNC Bank, National Association, as a lender and in its capacity as Administrative Agent for the lenders; JPMorgan Chase Bank, N.A., as a lender and in its capacity as Co-Syndication Agent for the lenders; Bank of America, N.A., as a lender and in its capacity as Documentation Agent for the lenders; U.S. Bank, National Association, as a lender and in its capacity as Co-Syndication Agent for the lenders; and Branch Banking and Trust Company, as a lender.  Exhibit 10.1 to our Report on Form 8-K as filed on June 10, 2016 is incorporated herein by reference.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 26, 2016, filed on August 2, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 2, 2016	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President,
Chief Financial Officer,
Chief Administrative Officer and Treasurer