Form 10-Q
period 2016-09-25
PAPA JOHNS INTERNATIONAL INC
filed 2016-11-01
CIK 901491

PIZZA

PAPA JOHN'S®

BETTER INGREDIENTS.
BETTER PIZZA.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2016

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

At October 25, 2016, there were outstanding 36,889,475 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 25,	December 27,
(In thousands, except per share amounts)	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,107	$21,006
Accounts receivable, net	59,046	63,320
Notes receivable, net	4,269	7,816
Income taxes receivable	701	272
Inventories	24,328	21,564
Prepaid expenses	15,633	20,372
Other current assets	8,584	8,941
Assets held for sale	8,784	9,299
Total current assets	140,452	152,590
Property and equipment, net	221,809	214,044
Notes receivable, less current portion, net	9,747	11,105
Goodwill	86,570	79,657
Deferred income taxes	1,428	2,415
Other assets	38,782	34,247
Total assets	$498,788	$494,058

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$37,302	$43,492
Income and other taxes payable	11,909	8,527
Accrued expenses and other current liabilities	73,648	80,918
Total current liabilities	122,859	132,937
Deferred revenue	3,772	3,190
Long-term debt, net	311,570	255,146
Deferred income taxes	2,215	4,610
Other long-term liabilities	61,161	47,606
Total liabilities	501,577	443,489

Redeemable noncontrolling interests	8,830	8,363

Stockholders’ (deficit) equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 44,017 at September 25, 2016 and 43,731 at December 27, 2015)	440	437
Additional paid-in capital	167,626	158,348
Accumulated other comprehensive loss	(9,011)	(1,836)
Retained earnings	193,798	143,789
Treasury stock (7,227 shares at September 25, 2016 and 5,308 shares at December 27, 2015, at cost)	(377,481)	(271,557)
Total stockholders’ (deficit) equity, net of noncontrolling interests	(24,628)	29,181
Noncontrolling interests in subsidiaries	13,009	13,025
Total stockholders’ (deficit) equity	(11,619)	42,206
Total liabilities, redeemable noncontrolling interests and stockholders’ (deficit) equity	$498,788	$494,058

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine Months Ended
(In thousands, except per share amounts)	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenues:
Domestic Company-owned restaurant sales	$199,041	$180,059	$608,968	$563,308
Domestic franchise royalties and fees	24,776	22,285	76,554	71,185
Domestic commissary and other sales	169,684	159,939	503,623	507,313
International	28,941	27,001	84,856	78,753
Total revenues	422,442	389,284	1,274,001	1,220,559
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	161,750	148,536	486,529	450,924
Domestic commissary and other expenses	157,552	148,709	466,616	470,254
International expenses	18,594	16,481	53,936	48,209
General and administrative expenses	40,549	37,660	123,419	124,456
Depreciation and amortization	10,614	10,461	30,389	30,638
Total costs and expenses	389,059	361,847	1,160,889	1,124,481
Operating income	33,383	27,437	113,112	96,078
Legal settlement expense	—	—	—	(12,278)
Net interest expense	(1,756)	(1,180)	(4,876)	(3,576)
Income before income taxes	31,627	26,257	108,236	80,224
Income tax expense	8,977	7,281	33,423	24,541
Net income before attribution to noncontrolling interests	22,650	18,976	74,813	55,683
Income attributable to noncontrolling interests	(1,183)	(1,005)	(4,623)	(4,696)
Net income attributable to the Company	$21,467	$17,971	$70,190	$50,987

Calculation of income for earnings per share:
Net income attributable to the Company	$21,467	$17,971	$70,190	$50,987
Change in noncontrolling interest redemption value	(157)	49	342	192
Net income attributable to participating securities	(87)	(73)	(288)	(223)
Net income attributable to common shareholders	$21,223	$17,947	$70,244	$50,956

Basic earnings per common share	$0.57	$0.46	$1.88	$1.29
Diluted earnings per common share	$0.57	$0.45	$1.86	$1.27

Basic weighted average common shares outstanding	36,989	39,394	37,374	39,640
Diluted weighted average common shares outstanding	37,359	39,895	37,712	40,210

Dividends declared per common share	$0.200	$0.175	$0.550	$0.455

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015

Net income before attribution to noncontrolling interests	$22,650	$18,976	$74,813	$55,683
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(2,038)	(1,700)	(5,551)	(1,125)
Interest rate swaps (1)	210	(1,386)	(5,839)	(2,011)
Other comprehensive loss, before tax	(1,828)	(3,086)	(11,390)	(3,136)
Income tax effect:
Foreign currency translation adjustments	754	629	2,054	416
Interest rate swaps (2)	(78)	513	2,160	744
Income tax effect	676	1,142	4,214	1,160
Other comprehensive loss, net of tax	(1,152)	(1,944)	(7,176)	(1,976)
Comprehensive income before attribution to noncontrolling interests	21,498	17,032	67,637	53,707
Comprehensive loss, redeemable noncontrolling interests	(684)	(587)	(2,809)	(2,915)
Comprehensive loss, nonredeemable noncontrolling interests	(499)	(418)	(1,814)	(1,781)
Comprehensive income attributable to the Company	$20,315	$16,027	$63,014	$49,011

(1)

Amounts reclassified out of accumulated other comprehensive loss into net interest expense included $296 and $924 for the three and nine months ended September 25, 2016, respectively, and $390 and $1,177 for the three and nine months ended September 27, 2015, respectively.

(2)

The income tax effects of amounts reclassified out of accumulated other comprehensive loss into net interest expense were $110 and $342 for the three and nine months ended September 25, 2016, respectively, and $145 and $436 for the three and nine months ended September 27, 2015, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	September 25, 2016	September 27, 2015
Operating activities
Net income before attribution to noncontrolling interests	$74,813	$55,683
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	153	813
Depreciation and amortization	30,389	30,638
Deferred income taxes	4,966	(7,625)
Stock-based compensation expense	7,525	7,124
Other	2,811	3,268
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,867	(1,994)
Income taxes receivable	(429)	8,731
Inventories	(2,673)	2,178
Prepaid expenses	4,755	2,033
Other current assets	872	367
Other assets and liabilities	(3,085)	819
Accounts payable	(6,290)	(3,380)
Income and other taxes payable	3,381	375
Accrued expenses and other current liabilities	(6,484)	20,508
Deferred revenue	1,411	200
Net cash provided by operating activities	115,982	119,738
Investing activities
Purchases of property and equipment	(38,954)	(26,508)
Loans issued	(2,216)	(2,497)
Repayments of loans issued	6,449	3,961
Acquisitions, net of cash acquired	(11,202)	(491)
Other	193	406
Net cash used in investing activities	(45,730)	(25,129)
Financing activities
Net proceeds from issuance of long-term debt	56,375	8,549
Cash dividends paid	(20,523)	(17,950)
Excess tax benefit on equity awards	5,474	9,884
Tax payments for equity award issuances	(5,999)	(10,947)
Proceeds from exercise of stock options	5,377	4,569
Acquisition of Company common stock	(109,407)	(80,166)
Distributions to noncontrolling interest holders	(3,830)	(4,267)
Other	481	377
Net cash used in financing activities	(72,052)	(89,951)
Effect of exchange rate changes on cash and cash equivalents	(99)	(339)
Change in cash and cash equivalents	(1,899)	4,319
Cash and cash equivalents at beginning of period	21,006	20,122
Cash and cash equivalents at end of period	$19,107	$24,441

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 25, 2016

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 25, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ended December 25, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 27, 2015.

2.Significant Accounting Policies

Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties. These joint ventures include 215 restaurants at September 25, 2016 and 208 restaurants at September 27, 2015. We are required to report the consolidated net income at amounts attributable to the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the condensed consolidated statements of income attributable to the noncontrolling interest holder.

The income before income taxes attributable to these joint ventures for the three and nine months ended September 25, 2016 and September 27, 2015 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015

Papa John’s International, Inc.	$1,879	$1,570	$7,168	$7,240
Noncontrolling interests	1,183	1,005	4,623	4,696
Total income before income taxes	$3,062	$2,575	$11,791	$11,936

The following summarizes the redemption feature, location and related accounting within the condensed consolidated balance sheets for these joint venture arrangements:

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of September 25, 2016, we had a net deferred tax liability of approximately $800,000.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 25, 2016 and December 27, 2015 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

September 25, 2016
Financial assets:
Cash surrender value of life insurance policies (a)	$21,451	$21,451	$—	$—

Financial liabilities:
Interest rate swaps (b)	8,130	—	8,130	—

December 27, 2015
Financial assets:
Cash surrender value of life insurance policies (a)	$17,916	$17,916	$—	$—

Financial liabilities:
Interest rate swaps (b)	2,262	—	2,262	—

(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)

The fair value of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

There were no transfers among levels within the fair value hierarchy during the nine months ended September 25, 2016.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. This update requires companies to recognize revenue at amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. Such estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Companies can either apply a full retrospective adoption or a modified retrospective adoption.

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

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015

Basic earnings per common share:
Net income attributable to the Company	$21,467	$17,971	$70,190	$50,987
Change in noncontrolling interest redemption value	(157)	49	342	192
Net income attributable to participating securities	(87)	(73)	(288)	(223)
Net income attributable to common shareholders	$21,223	$17,947	$70,244	$50,956

Weighted average common shares outstanding	36,989	39,394	37,374	39,640
Basic earnings per common share	$0.57	$0.46	$1.88	$1.29

Diluted earnings per common share:
Net income attributable to common shareholders	$21,223	$17,947	$70,244	$50,956

Weighted average common shares outstanding	36,989	39,394	37,374	39,640
Dilutive effect of outstanding equity awards (a)	370	501	338	570
Diluted weighted average common shares outstanding	37,359	39,895	37,712	40,210
Diluted earnings per common share	$0.57	$0.45	$1.86	$1.27

(a) Excludes 22 and 598 awards for the three and nine months ended September 25, 2016, respectively, and 219 and 234 awards for the three and nine months ended September 27, 2015, respectively, as the effect of including such awards would have been antidilutive.

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

5.Debt

Long-term debt, net consists of the following (in thousands):

	September 25,	December 27,
	2016	2015
Outstanding debt	$312,375	$256,000
Debt issuance costs	(805)	(854)
Total long-term debt, net	$311,570	$255,146

Our outstanding debt is comprised entirely of an unsecured revolving line of credit (“Credit Facility”) with an expiration date of October 31, 2019. On June 8, 2016, we exercised our option to increase the amount available under our Credit Facility to $500 million from the previous $400 million availability.  Including outstanding letters of credit, the remaining availability under the Credit Facility was approximately $162.4 million as of September 25, 2016.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At September 25, 2016, we were in compliance with these covenants.

We attempt to minimize interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions and have reset dates and critical terms that match those of our existing debt and the anticipated critical terms of future debt. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is due to the possible failure of the counterparty to perform under the terms of the derivative contract.

As of September 25, 2016, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt		Fixed Rates
July 30, 2013 through April 30, 2018	$75	million	1.42%
December 30, 2014 through April 30, 2018	$50	million	1.36%
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%

The weighted average interest rates on the Credit Facility, including the impact of the interest rate swap agreements, were 2.1% and 2.0% for the three months ended September 25, 2016 and September 27, 2015, respectively, and 2.1% and 2.0% for the nine months ended September 25, 2016 and September 27, 2015, respectively. Interest paid, including payments made or received under the swaps, was $1.9 million and $1.3 million for the three months ended September 25, 2016 and September 27, 2015, respectively, and $5.3 million and $3.9 million for the nine months ended September 25, 2016 and September 27, 2015, respectively. As of September 25, 2016, the portion of the aggregate $8.1 million interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $800,000.

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

Our segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015

Revenues from external customers:
Domestic Company-owned restaurants	$199,041	$180,059	$608,968	$563,308
Domestic commissaries	155,208	145,863	462,057	457,203
North America franchising	24,776	22,285	76,554	71,185
International	28,941	27,001	84,856	78,753
All others	14,476	14,076	41,566	50,110
Total revenues from external customers	$422,442	$389,284	$1,274,001	$1,220,559

Intersegment revenues:
Domestic commissaries	$59,811	$53,398	$175,859	$165,744
North America franchising	688	643	2,140	1,985
International	64	73	196	223
All others	4,129	3,833	12,301	11,459
Total intersegment revenues	$64,692	$57,947	$190,496	$179,411

Income (loss) before income taxes:
Domestic Company-owned restaurants	$11,576	$8,088	$47,088	$41,185
Domestic commissaries	11,311	10,192	34,539	32,694
North America franchising	21,856	19,172	67,881	61,545
International	3,083	3,184	8,996	6,807
All others	392	(556)	868	(230)
Unallocated corporate expenses	(16,360)	(13,482)	(49,771)	(60,636)
Elimination of intersegment profit	(231)	(341)	(1,365)	(1,141)
Total income before income taxes	$31,627	$26,257	$108,236	$80,224

Property and equipment:
Domestic Company-owned restaurants	$229,546
Domestic commissaries	116,237
International	16,101
All others	53,902
Unallocated corporate assets	189,932
Accumulated depreciation and amortization	(383,909)
Net property and equipment	$221,809

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At September 25, 2016, there were 4,971 Papa John’s restaurants (778 Company-owned and 4,193 franchised) operating in all 50 states and 44 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

Restaurant Progression

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015

North America Company-owned:
Beginning of period	734	693	707	686
Opened	3	4	10	8
Closed	(1)	—	(1)	—
Acquired	—	—	20	3
End of period	736	697	736	697
International Company-owned:
Beginning of period	42	48	45	49
Closed	—	(1)	(3)	(2)
End of period	42	47	42	47
North America franchised:
Beginning of period	2,668	2,653	2,681	2,654
Opened	25	31	66	68
Closed	(18)	(20)	(52)	(55)
Divested	—	—	(20)	(3)
End of period	2,675	2,664	2,675	2,664
International franchised:
Beginning of period	1,491	1,340	1,460	1,274
Opened	47	50	117	142
Closed	(20)	(12)	(59)	(38)
End of period	1,518	1,378	1,518	1,378
Total restaurants - end of period	4,971	4,786	4,971	4,786

Results of Operations

Income Statement Presentation

We have streamlined our income statement presentation by combining certain income statement captions in the condensed consolidated statements of income and have conformed prior year amounts to this new presentation.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales increased $19.0 million, or 10.5%, and $45.7 million, or 8.1%, for the three and nine months ended September 25, 2016, respectively, primarily due to increases of 6.3% and 4.2% in comparable sales and increases of a 5.1% and 4.8% in equivalent units during the three and nine months ended September 25, 2016, including 20 restaurants acquired from franchisees during the first quarter. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

Domestic franchise royalties and fees increased $2.5 million, or 11.2%, and $5.4 million, or 7.5%, for the three and nine months ended September 25, 2016, respectively. The increase was primarily due to increases in comparable sales of 5.1% and 3.0% for the three and nine months, respectively, as well as reduced levels of royalty incentives in 2016. Domestic franchise restaurant sales increased 5.3% to $525.8 million and 3.2% to $1.6 billion for the three and nine months ended September 25, 2016, respectively. The increase is primarily due to the increase in comparable sales noted above.  Franchise restaurant sales are not included in Company revenues; however, our domestic royalty revenue is derived from these sales.

Domestic commissary and other sales increased $9.7 million, or 6.1%, and decreased $3.7 million, or 0.7%, for the three and nine months ended September 25, 2016, respectively. The increase of $9.7 million for the third quarter was primarily due to an increase in domestic commissary sales from an increase in volumes.  The $3.7 million decrease for the comparable nine month period was primarily due to the prior year inclusion of $9.8 million of point-of-sale system (“FOCUS”) equipment sales to franchises which had no significant margin and thus no significant impact on 2015 operating results.  This decrease was partially offset by an increase in commissary sales of $4.9 million associated with higher sales volumes.

International revenues increased approximately $1.9 million, or 7.2% and $6.1 million, or 7.7% for the three and nine months ended September 25, 2016, respectively, primarily due to the following:

•

The three and nine month periods of 2016 include sublease rental revenue in the United Kingdom of approximately $2.2 million and $5.6 million, respectively, which was shown net of the rental expenses in the corresponding periods of the prior year.

•

Royalties were higher due to an increase in the number of restaurants and an increase in comparable sales of 7.6% and 6.2% for the three and nine months ended September 25, 2016, respectively, calculated on a constant dollar basis. Commissary revenues were higher for the nine month period due to an increase in the number of restaurants and increase in comparable sales.  International franchise restaurant sales increased 11.7% to $151.1 million, and 8.4% to $454.2 million for the three and nine month periods. The increase is primarily due to the increase in the number of restaurants and comparable sales as noted above. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

•

These increases were somewhat offset by lower China Company-owned restaurant revenues of $1.4 million and $4.0 million for the three and nine month periods, respectively, primarily due to negative comparable sales and fewer restaurants.

The negative impact of foreign currency exchange rates was approximately $3.7 million and $7.7 million on international revenues for the three and nine months ended September 25, 2016.

Costs and expenses.  The operating margin for domestic Company-owned restaurants was 18.7% and 20.1% in the three and nine months ended September 25, 2016, respectively, compared to 17.5% and 20.0% in the corresponding 2015 periods, and consisted of the following (dollars in thousands):

	Three Months Ended				Nine Months Ended
	Sep. 25, 2016		Sep. 27, 2015		Sep. 25, 2016		Sep. 27, 2015

Restaurant sales	$199,041		$180,059		$608,968		$563,308

Cost of sales	45,768	23.0%	42,150	23.4%	139,298	22.9%	132,943	23.6%
Other operating expenses	115,982	58.3%	106,386	59.1%	347,231	57.0%	317,981	56.4%
Total expenses	$161,750	81.3%	$148,536	82.5%	$486,529	79.9%	$450,924	80.0%

Margin	$37,291	18.7%	$31,523	17.5%	$122,439	20.1%	$112,384	20.0%

Domestic Company-owned restaurants cost of sales were approximately 0.4% and 0.7% lower as a percentage of sales for the three and nine months ended September 25, 2016, respectively, primarily due to lower commodity costs, including meats and dough, as well as cheese for the nine month period.  Domestic restaurants other operating expenses were approximately 0.8% lower and 0.6% higher as a percentage of sales for the three and nine months ended September 25, 2016, respectively.  The decrease for the three month period was primarily due to lower advertising costs and the benefit of higher sales on fixed costs including rent.  The increase for the nine month period was primarily due to higher insurance costs driven by significant adverse automobile claims experience.

The domestic commissary and other operating margins were 7.1% and 7.3% for the three and nine months ended September 25, 2016, respectively, compared to 7.0% and 7.3% in the corresponding periods of the prior year and consisted of the following (dollars in thousands):

	Three Months Ended
	September 25, 2016				September 27, 2015
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Domestic commissary	$155,208	$144,704	$10,504	6.8%	$145,863	$135,234	$10,629	7.3%
All others	14,476	12,848	1,628	11.2%	14,076	13,475	601	4.3%
Domestic commissary and other	$169,684	$157,552	$12,132	7.1%	$159,939	$148,709	$11,230	7.0%

	Nine Months Ended
	September 25, 2016				September 27, 2015
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Domestic commissary	$462,057	$428,893	$33,164	7.2%	$457,203	$422,528	$34,675	7.6%
All others	41,566	37,723	3,843	9.2%	50,110	47,726	2,384	4.8%
Domestic commissary and other	$503,623	$466,616	$37,007	7.3%	$507,313	$470,254	$37,059	7.3%

Domestic commissary margins were 0.5% and 0.4% lower for the three and nine months ended September 25, 2016, respectively, primarily due to the reclassification of certain expenses from general and administrative to operating expenses beginning in the first quarter of 2016, which had no impact on commissary income before income taxes. The “All others” margins were 6.9% and 4.4% higher for the three and nine month periods, respectively.  The increase for the three month period was primarily due to improved operating results for our print and promotion subsidiary and online and mobile ordering business. The increase for the nine month period was primarily due to improved operating results at our print and promotion subsidiary and significant prior year FOCUS equipment sales to franchisees, which had no significant margin.

The international operating margins were 35.8% and 36.4% for the three and nine months ended September 25, 2016, respectively, compared to 39.0% and 38.8% for the corresponding 2015 periods. The lower margins were primarily due to a decrease in restaurant, commissary and other margins of 6.3% and 3.9% for the three and nine months ended September 25, 2016, primarily due to the gross presentation of certain sublease rental income and expenses related to our lease arrangements in the United Kingdom. These amounts were shown net in the prior year; the change in presentation had no impact on income before income taxes.  In addition, we recorded a non-recurring charge of approximately $800,000 in the current quarter to record these lease arrangements on a straight line basis. This lower margin was partially offset by the benefit of higher royalties and fees.

The international operating margins consisted of the following (dollars in thousands):

		Three Months Ended
	September 25, 2016				September 27, 2015
	Revenues	Expenses	Margin $ (a)	Margin %	Revenues	Expenses	Margin $	Margin %
Royalties and franchise development fees	$7,749	$-	$7,749		$6,755	$-	$6,755
Restaurant, commissary and other	21,192	18,594	2,598	12.3%	20,246	16,481	3,765	18.6%
Total international	$28,941	$18,594	$10,347	35.8%	$27,001	$16,481	$10,520	39.0%

		Nine Months Ended
	September 25, 2016				September 27, 2015
	Revenues	Expenses	Margin $ (a)	Margin %	Revenues	Expenses	Margin $	Margin %
Royalties and franchise development fees	$22,014	$-	$22,014		$19,894	$-	$19,894
Restaurant, commissary and other	62,842	53,936	8,906	14.2%	58,859	48,209	10,650	18.1%
Total international	$84,856	$53,936	$30,920	36.4%	$78,753	$48,209	$30,544	38.8%

(a)	The negative impact of foreign currency exchange rates on income before income taxes was approximately $400,000 and $1.7 million for the three and nine months ended September 25, 2016, respectively.

General and administrative (G&A) expenses were $40.5 million, or 9.6% of revenues for the three months ended September 25, 2016, compared to $37.7 million, or 9.7% of revenues for the same period in 2015. G&A expenses were $123.4 million, or 9.7% of revenues for the nine months ended September 25, 2016, compared to $124.5 million, or 10.2% of revenues for the same period in 2015. The increase of $2.8 million for the three month period was primarily due to higher management incentive bonuses due to higher operating results. The decrease of $1.1 million for the nine month period was primarily due to the following:

•	Domestic Company-owned restaurant supervisor bonuses decreased for the nine month period due to lower comparable sales bonus payouts, primarily in the first quarter of 2016.
•

International G&A costs decreased for the nine month period primarily due to lower advertising spending; in the prior year, advertising levels were higher with the launch of the United Kingdom Quality Guarantee in 2015.

Depreciation and amortization. Depreciation and amortization was $10.6 million, or 2.5% of revenues for the three months ended September 25, 2016, compared to $10.5 million, or 2.7% of revenues for the same period in 2015, and $30.4 million, or 2.4% of revenues for the nine months ended September 25, 2016, compared to $30.6 million, or 2.5% of revenues for the same period in 2015.

Legal settlement expense. The 2015 legal settlement expense represents a pre-tax expense of $12.3 million for a collective and class action, Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc., including approximately 19,000 drivers, which alleged delivery drivers were not reimbursed in accordance with the Fair Labor Standards Act.

Net interest expense. Net interest expense increased approximately $600,000 and $1.3 million for the three and nine months ended September 25, 2016, respectively, primarily due to higher average outstanding debt balances.

Income tax expense.  The effective income tax rates were 28.4% and 30.9% for the three and nine months ended September 25, 2016, respectively, representing an increase of 0.7% for the three month period and 0.3% for the nine month period of the prior year. Our effective income tax rates may fluctuate from quarter to quarter for various reasons, including the timing of various deductions and credits.

Diluted earnings per share. Diluted earnings per share were $0.57 for the three months ended September 25, 2016, compared to $0.45 in the corresponding prior year period. Diluted earnings per share were $1.86 for the nine months ended September 25, 2016, compared to $1.27 in the corresponding prior year period. Diluted earnings per share for the nine months ended September 27, 2015 were negatively impacted by $0.20 due to the 2015 legal settlement.

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

Third quarter 2016 income before income taxes increased 20.5% or $5.4 million, as compared to $26.3 million in the prior comparable year.  Income before income taxes was $108.2 million for the nine months ended September 25, 2016, compared to $80.2 million for the prior comparable period.  Excluding the 2015 legal settlement, income before income taxes increased 17.0%, or $15.7 million, as compared to $92.5 million for the nine months ended September 27, 2015.

	Three Months Ended
	Sep. 25,	Sep. 27	Increase
(In thousands)	2016	2015	(Decrease)

Domestic Company-owned restaurants	$11,576	$8,088	$3,488
Domestic commissaries	11,311	10,192	1,119
North America franchising	21,856	19,172	2,684
International	3,083	3,184	(101)
All others	392	(556)	948
Unallocated corporate expenses	(16,360)	(13,482)	(2,878)
Elimination of intersegment profits	(231)	(341)	110
Total income before income taxes	$31,627	$26,257	$5,370

	Nine Months Ended
		As Reported	Legal	Adjusted	Adjusted
	Sep. 25,	Sep. 27,	Settlement	Sep. 27,	Increase
(In thousands)	2016	2015	Expense	2015	(Decrease)

Domestic Company-owned restaurants	$47,088	$41,185	$—	$41,185	$5,903
Domestic commissaries	34,539	32,694	—	32,694	1,845
North America franchising	67,881	61,545	—	61,545	6,336
International	8,996	6,807	—	6,807	2,189
All others	868	(230)	—	(230)	1,098
Unallocated corporate expenses	(49,771)	(60,636)	12,278	(48,358)	(1,413)
Elimination of intersegment profits	(1,365)	(1,141)	—	(1,141)	(224)
Total income before income taxes	$108,236	$80,224	$12,278	$92,502	$15,734

Changes in income before income taxes are summarized on a segment basis as follows excluding the 2015 legal settlement:

•

Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants’ income before income taxes increased approximately $3.5 million and $5.9 million for the three and nine months ended September 25, 2016, respectively, compared to the corresponding prior year periods. The increase was primarily due to 6.3% and 4.2% increases in comparable sales and 5.1% and 4.8% increase in equivalent units for the three and nine months ended September 25, 2016, respectively, and lower commodity costs.  For the nine month period, these increases were somewhat offset by higher insurance costs primarily due to adverse automobile claims experience.

•

Domestic Commissary Segment. Domestic commissaries’ income before income taxes increased approximately $1.1 million and $1.8 million for the three and nine months ended September 25, 2016, respectively, primarily due to higher sales volumes.

•

North America Franchising Segment. North America franchising income before income taxes increased approximately $2.7 million and $6.3 million for the three and nine months ended September 25, 2016, respectively. The increases were primarily due to increases of 5.1% and 3.0% in comparable sales for the three and nine months ended September 25, 2016, respectively.  In addition, sales and development incentives were lower in 2016.

•

International Segment. International income before income taxes decreased approximately $100,000 and increased approximately $2.2 million for the three and nine months ended September 25, 2016, respectively. The third quarter $100,000 decrease is primarily due to a non-recurring charge of approximately $800,000 to record our United Kingdom lease arrangements on a straight line basis.  This decrease was substantially offset by higher royalties from an increase in the number of restaurants and an increase in comparable sales of 7.6%.

The year to date increase of $2.2 million is due to higher royalties and commissary revenues driven by an increase in units and higher comparable sales of 6.2%. The United Kingdom profits also increased from lower advertising costs; in the prior year, advertising costs were higher with the launch of the Quality Guarantee in 2015. These increases were partially offset by the straight line rent charge noted above.  In addition, foreign currency exchange rates had a negative impact of approximately $400,000 and $1.7 million, respectively, for the three and nine month periods in 2016. The negative impact from foreign currency exchange for the quarter was primarily attributable to the United Kingdom.

•

All Others Segment. The “All others” segment, increased approximately $900,000 and $1.1 million for the three and nine months ended September 25, 2016, respectively. The increases were due to improved operating results, including higher sales and digital mix, for our online and mobile ordering business as well as improved operating results for our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions.

•

Unallocated Corporate Segment. Unallocated corporate expenses increased approximately $2.9 million and $1.4 million for the three and nine months ended September 25, 2016, respectively. The increases were primarily due to increases in management incentive costs from higher annual operating results and higher interest costs due to an increase in outstanding debt

Liquidity and Capital Resources

Debt

Our debt is comprised entirely of an unsecured revolving line of credit (“Credit Facility”) with outstanding balances of $312.4 million as of September 25, 2016 and $256.0 million as of December 27, 2015. On June 8, 2016, we exercised our option to increase the amount available under our Credit Facility to $500 million from the previous $400 million availability.  The increase in the outstanding debt balance from December 27, 2015 was primarily due to borrowings to fund share repurchases, pay dividends, acquire restaurants and pay the 2015 legal settlement.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The spread over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Credit Facility. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $162.4 million as of September 25, 2016.

As of September 25, 2016, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

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

Our Credit Facility contains affirmative and negative covenants, including the following financial covenants, as defined by the revolving credit facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	September 25, 2016

Leverage Ratio	Not to exceed 3.0 to 1.0	1.71 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.68 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of September 25, 2016.

Cash Flows

Cash flow provided by operating activities was $116.0 million for the nine months ended September 25, 2016, compared to $119.7 million for the same period in 2015. The decrease of approximately $3.7 million was primarily due to the payment of approximately $12.5 million in the first quarter of 2016 for the previously discussed 2015 legal settlement and unfavorable changes in working capital items, significantly offset by higher net income.

Our free cash flow, a non-GAAP financial measure, was as follows for the nine months ended September 25, 2016 and September 27, 2015 (in thousands):

	Nine Months Ended
	September 25,	September 27,
	2016	2015

Net cash provided by operating activities	$115,982	$119,738
Purchases of property and equipment	(38,954)	(26,508)
Free cash flow (a)	$77,028	$93,230

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

Cash flow used in investing activities was $45.7 million for the nine months ended September 25, 2016, compared to $25.1 million for the same period in 2015, or an increase of $20.6 million. The increase in cash flow used in investing activities was primarily due to the acquisition of 20 restaurants from franchisees for approximately $11.2 million in the first quarter of 2016, new restaurant builds, initiatives in our online and mobile ordering business, and construction costs for our new domestic commissary in Georgia, which is expected to open in 2017.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings on our Credit Facility. We repurchased $109.4 million and $80.2 million of common stock for the nine months ended September 25, 2016 and September 27, 2015, respectively. Subsequent to September 25, 2016, through October 25, 2016, we repurchased an additional $4.4 million of common stock. As of October 25, 2016, $95.9 million remained available for repurchase under our Board of Directors’ authorization.

We paid cash dividends of $20.5 million ($0.55 per common share) and $18.0 million ($0.455 per common share) for the nine months ended September 25, 2016 and September 27, 2015, respectively. Subsequent to the third quarter on October 25, 2016, our Board of Directors declared a fourth quarter dividend of $0.20 per common share (approximately

$7.4 million based on current shareholders of record). The dividend will be paid on November 18, 2016 to shareholders of record as of the close of business on November 7, 2016. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of an unsecured revolving line of credit with outstanding balances of $312.4 million as of September 25, 2016 and $256.0 million as of December 27, 2015, and a maturity date of October 31, 2019.  On June 8, 2016, we exercised our option under the Credit Facility to increase the amount available to $500 million from the previous $400 million availability.  The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

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

As of September 25, 2016, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt		Fixed Rates
July 30, 2013 through April 30, 2018	$75	million	1.42%
December 30, 2014 through April 30, 2018	$50	million	1.36%
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%

The weighted average interest rate on the Credit Facility, including the impact of the interest rate swap agreements, was 2.1% as of September 25, 2016. An increase in the present interest rate of 100 basis points on the Credit Facility balance outstanding as of September 25, 2016, including the impact of the interest rate swaps, would increase interest expense by $1.9 million.

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

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a negative impact on our revenues of approximately $3.7 million and $2.1 million for the three months ended September 25, 2016 and September 27, 2015, respectively, and $7.7 million and $5.9 million for the nine months ended September 25, 2016 and September 27, 2015, respectively. Foreign currency exchange rate fluctuations had a negative impact on our income before income taxes of $400,000 and $900,000 for the three months ended September 25, 2016 and September 27, 2015, respectively, and $1.7 million and $2.2 million for the nine months ended September 25, 2016 and September 27, 2015, respectively.  The recent referendum by United Kingdom voters known as Brexit has resulted in a lower valuation of the British Pound in comparison to the US Dollar. The future impact of Brexit on our franchise operations included in the European Union could also include but may not be limited to additional currency volatility and future trade, tariff, and regulatory changes.  As of September 25, 2016, six of our 44 international country operations are included in the European Union.

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

The following table presents the actual average block price for cheese by quarter through the third quarter of 2016 and the projected average block price for cheese for the fourth quarter 2016 (based on the October 25, 2016 Chicago Mercantile Exchange cheese futures market prices):

	2016		2015
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.473		$1.538
Quarter 2	1.405		1.630
Quarter 3	1.691		1.684
Quarter 4	1.610		1.602
Full Year	$1.545	*	$1.614

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $1.525 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 28, 2017. Through September 25, 2016, a total of 109.4 million shares with an aggregate cost of $1.4 billion and an average price of $13.02 per share have been repurchased under this program. Subsequent to September 25, 2016, through October 25, 2016, we acquired an additional 56,000 shares at an aggregate cost of $4.4 million. As of October 25, 2016, approximately $95.9 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended September 25 2016 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

06/27/2016 - 07/24/2016	63	$67.82	109,326	$109,065
07/25/2016 - 08/21/2016	54	$74.29	109,379	$105,068
08/22/2016 - 09/25/2016	63	$75.84	109,442	$100,274

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During the fiscal quarter ended September 25, 2016, the Company acquired approximately 2,200 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 25, 2016, filed on November 1, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 1, 2016	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President,
Chief Financial Officer,
Chief Administrative Officer and Treasurer