Form 10-K
period 2016-12-25
PAPA JOHNS INTERNATIONAL INC
filed 2017-02-21
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 25, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 26, 2016, was $1,783,791,775.

As of February 14, 2017, there were 36,755,723 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this annual report are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2017.

PART I

Item 1.  Business

General

Papa John’s International, Inc., a Delaware corporation (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s”.  Papa John’s began operations in 1984.  At December 25, 2016, there were 5,097 Papa John’s restaurants in operation, consisting of 744 Company-owned and 4,353 franchised restaurants operating domestically in all 50 states and in 45 countries and territories. Our Company-owned restaurants include 222 restaurants operated under five joint venture arrangements and 42 units in Beijing and North China.

Papa John’s has defined five reportable segments: domestic Company-owned restaurants, North America commissaries (Quality Control Centers), North America franchising, international operations, and “all other” business units. North America is defined as the United States and Canada. Domestic is defined as the contiguous United States. International franchisees are defined as all franchise operations outside of the United States and Canada. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 20” of “Notes to Consolidated Financial Statements” for financial information about our segments.

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

Strategy

Our goal is to build the strongest brand loyalty in the pizza industry by delivering on our “Better Ingredients. Better Pizza.” promise. Recognized as a trusted brand and quality leader in the domestic pizza category, our objective is to build our brand on a global basis by executing the key elements of our strategy.

High-Quality Menu Offerings. Our menu strategy focuses on the quality of our ingredients.  Domestic Papa John’s restaurants offer high-quality pizza along with side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. Papa John’s traditional crust pizza is prepared using fresh dough (never frozen). We also introduced a fresh dough pan crust in 2016; this is the first new crust offered in 10 years.  Papa John’s pizzas are made from a proprietary blend of wheat flour, real cheese made from mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat and vegetable toppings. Our traditional crust pizza is delivered with a container of our special garlic sauce and a pepperoncini pepper. In addition to our fresh dough pizzas, we offer a par-baked thin crust. Each is served with a pepperoncini pepper.  We have a continuing “clean label” initiative to remove unwanted ingredients from our product offerings, such as synthetic colors, artificial flavors and preservatives, announcing in 2016 that we had removed an additional fourteen unwanted ingredients across our entire food menu during the year.

We also offer limited time pizzas on a regular basis and expect to continue to test new product offerings both domestically and internationally. The new products can become a part of the permanent menu if they meet certain internally established guidelines.

All ingredients and toppings can be purchased by our Company-owned and franchised restaurants from our North American Quality Control Center (“QC Center”) system, which delivers to individual restaurants twice weekly. To ensure consistent food quality, each domestic franchisee is required to purchase dough and pizza sauce from our QC Centers and to purchase all other supplies from our QC Centers or other approved suppliers. Internationally, the menu may be more diverse than in our domestic operations to meet local tastes and customs. Most QC Centers outside the U.S. are operated by franchisees pursuant to license agreements or by other third parties. The Company operates three international QC Centers in Mexico, the United Kingdom (“UK”), and China.  We provide significant assistance to licensed QC Centers in sourcing approved quality suppliers. All of the QC Centers are required to meet food safety and quality standards and to be in compliance with all applicable laws.

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

Commitment to Team Member Training and Development. We are committed to the development and motivation of our team members through training programs, incentive and recognition programs and opportunities for advancement. Team member training programs are conducted for Company-owned restaurant team members, and operational training is offered to our franchisees. We offer performance-based financial incentives to corporate team members and restaurant managers.

Marketing. Our domestic marketing strategy consists of both national and local components. Our national strategy includes national advertising via television, print, direct mail, digital, mobile marketing and social media channels. Our digital marketing activities have increased significantly over the past several years in response to increasing consumer use of online and mobile web technology. Local advertising programs include television, radio, print, direct mail, store-to-door flyers, digital, mobile marketing and local social media channels. See “Marketing Programs” below which describes more local marketing programs.

In international markets, our marketing focuses on reaching customers who live or work within a small radius of a Papa John’s restaurant. Our international markets use a combination of advertising strategies, including television, radio, print, digital, mobile marketing and local social media depending on the size of the local market.

Technology. We use technology to both enhance the customer experience and improve efficiencies in our Company-owned and franchised restaurants. Our proprietary digital ordering platform processes over half of domestic restaurant sales and allows customers to order online. In 2016, we also launched ordering on Apple TV.  Our alternative payment technologies include VISA checkout, PayPal, Google Hands Free and Venmo PayShare.  Our Papa Rewards® program is a customer loyalty program designed to increase customer loyalty and frequency of digital ordering, enhanced in 2016 through redemption offerings including sides and desserts in addition to pizza. We have internally developed and continue to upgrade our domestic proprietary point-of-sale technology, which we refer to as “FOCUS”.  We believe the FOCUS system facilitates fast and accurate order-taking and pricing and is an easy tool for restaurant operators to learn and use. The FOCUS system is also integrated with our digital ordering solutions in all domestic traditional Papa John’s restaurants, enabling Papa John’s to offer nationwide digital ordering to our customers.

Strong Franchise System. We are committed to developing and maintaining a strong franchise system by attracting experienced operators, supporting them to expand and grow their business and monitoring their compliance with our high standards. We seek to attract franchisees with experience in restaurant or retail operations and with the financial resources and management capability to open single or multiple locations. While each Papa John’s franchisee manages and operates its own restaurants and business, we devote significant resources to providing franchisees with assistance in restaurant operations, training, marketing, site selection and restaurant design.

Our strategy for global unit growth focuses on our strong unit economics model. We strive to eliminate barriers to expansion in existing international markets, and identify new market opportunities. Our growth strategy varies based on the maturity and penetration of the market and other factors in specific domestic and international markets, with overall unit growth expected to come increasingly from international markets.

Restaurant Sales and Investment Costs

We are committed to maintaining strong restaurant unit economics. In 2016, the 694 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average annual unit sales of $1.16 million. Our North American franchise restaurants, which included 2,363 restaurants in 2016, generated average annual unit sales of $883,000. North American franchise restaurant sales are lower than Company-owned restaurants as a higher percentage of our Company-owned restaurants are located in more heavily penetrated markets.

With few exceptions, domestic restaurants do not offer a dine-in area, which reduces our restaurant capital investment. The average cash investment for the 12 domestic traditional Company-owned restaurants opened during 2016, exclusive of land, was approximately $339,000 per unit, compared to the $319,000 investment for the 11 domestic traditional units opened in 2015, excluding tenant allowances that we received. Over the past few years we have experienced an increase in the cost of our new restaurants primarily as a result of building larger units to accommodate increased sales, an increase in the cost of certain equipment as a result of technology enhancements, and increased costs to comply with applicable regulations.

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

All of our international restaurants are franchised, except for 42 Company-owned restaurants in Beijing and North China. Generally, our international Papa John’s restaurants are slightly smaller than our domestic restaurants and average between 900 and 1,400 square feet; however, in order to meet certain local customer preferences, some international restaurants have been opened in larger spaces to accommodate both dine-in and restaurant-based delivery service, typically with 35 to 140 seats.

Development

A total of 343 Papa John’s restaurants were opened during 2016, consisting of 13 Company-owned and 330 franchised restaurants (104 in North America and 226 internationally), while 139 Papa John’s restaurants closed during 2016, consisting of four Company-owned (one in North America and three internationally) and 135 franchised restaurants (63 in North America and 72 internationally), representing net global unit growth of 204 restaurants.

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

Of the total 3,441 North American restaurants open as of December 25, 2016, 702 or 20% were Company-owned (including 222 units owned in joint venture arrangements with franchisees in which the Company has a majority ownership position). Operating Company-owned restaurants allows us to improve operations, training, marketing and quality standards for the benefit of the entire system.  From time to time, we evaluate the purchase or sale of units in significant markets, which could change the percentage of Company-owned units.

Of the 1,656 international restaurants open as of December 25, 2016, 42 or 2.5% were Company-owned (all of which are located in Beijing and North China).  We plan to sell the Company-owned China restaurants and the China QC Center in the next 12 months. Accordingly, as of December 25, 2016, the Company’s China operations, including these restaurants and the QC Center, are classified as held for sale in the accompanying consolidated financial statements.

QC Center System and Supply Chain Management

Our North American QC Center system is currently comprised of 10 full-service regional production and distribution centers in the U.S. which supply pizza sauce and dough, food products, paper products, smallwares and cleaning supplies twice weekly to each traditional restaurant it serves. Additionally, we have one QC Center in Canada that produces and distributes dough.  This system enables us to monitor and control product quality and consistency, while lowering food and other costs. We evaluate the QC Center system capacity in relation to existing restaurants’ volumes and planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant. In 2017, we plan to complete construction of and open an additional North American full-service QC Center in Georgia.

We currently own full-service international QC Centers in Milton Keynes, United Kingdom, Mexico City, Mexico, and Beijing, China. Other international QC Centers are licensed to franchisees or non-franchisee third parties and are generally located in the markets where our franchisees have restaurants.

We set quality standards for all products used in Papa John’s restaurants and designate approved outside suppliers of food and paper products that meet our quality standards.  To ensure product quality and consistency, all domestic Papa John’s restaurants are required to purchase pizza sauce and dough from QC Centers. Franchisees may purchase other goods directly from our QC Centers or other approved suppliers. National purchasing agreements with most of our suppliers generally result in volume discounts to us, allowing us to sell products to our restaurants at prices we believe are below those generally available to restaurants in the marketplace. Within our North American QC Center system, products are primarily distributed to restaurants by leased refrigerated trucks operated by us.

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

The restaurant-level and Co-op marketing efforts are supported by media, print, digital and electronic advertising materials that are produced by Papa John’s Marketing Fund, Inc. (“PJMF”). PJMF is an unconsolidated nonstock corporation designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. PJMF produces and buys air time for Papa John’s national television commercials, buys digital media such as banner advertising, paid search-engine advertising, mobile marketing, social media advertising and marketing, text messaging, and email.  It also engages in other brand-building activities, such as consumer research and public relations activities. Domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain minimum percentage of sales to PJMF.  The contribution rate to PJMF can be set at up to 3% of sales, if approved by the governing board of PJMF, and beyond that level if approved by a supermajority of domestic restaurants. The domestic franchise system approved a new contribution rate of 4.25% effective in the fourth quarter of 2016. The new rate is an increase of 0.25% from the 4.0% contribution rate that had been in place since 2011.  The rate will increase an additional 0.25% in annual increments until the rate reaches 5.0% of sales in 2019.

Our proprietary domestic digital ordering platform allows customers to order online, including “plan ahead ordering,” Apple TV ordering and Spanish-language ordering capability.  Digital payment platforms include VISA Checkout, PayPal, Google Hands Free and Venmo PayShare.  We provide enhanced mobile web ordering for our customers, including Papa John’s iPhone® and Android® applications. Our Papa Rewards® program is a customer loyalty program designed to increase loyalty and frequency; we offer this program domestically and in the UK. We receive a percentage-based fee from North American franchisees for online sales, in addition to royalties, to defray development and operating costs associated with our digital ordering platform.  We believe continued innovation and investment in the design and functionality of our online and mobile platforms is critical to the success of our brand.

Our domestic restaurants offer customers the opportunity to purchase reloadable gift cards, sold as either a plastic gift card purchased in our restaurants, or an online digital card. Gift cards are sold to consumers on our website, through third-party retailers, and in bulk to business entities and organizations. We continue to explore other gift card distribution opportunities. Gift cards may be redeemed for delivery, carryout, and digital orders and are accepted at all Papa John’s traditional domestic restaurants.

We provide both Company-owned and franchised restaurants with pre-approved marketing materials and catalogs for the purchase of promotional items. We also provide direct marketing services to Company-owned and domestic franchised restaurants using customer information gathered by our proprietary point-of-sale technology (see “Company Operations — Domestic Point-of-Sale Technology”). In addition, we provide database tools, templates and training for operators to facilitate local email marketing and text messaging through our approved tools.

In international markets, our marketing focuses on customers who live or work within a small radius of a Papa John’s restaurant. Certain markets can effectively use television and radio as part of their marketing strategies. The majority of the marketing efforts include using print materials such as flyers, newspaper inserts, in-store marketing materials, and to a growing extent, digital marketing such as display, search engine marketing, social media, mobile marketing, email, and text messaging. Local marketing efforts, such as sponsoring or participating in community events, sporting events and school programs, are also used to build customer awareness.

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

North America Point-of-Sale Technology. Our proprietary point-of-sale technology, “FOCUS”, is in place in all North America traditional Papa John’s restaurants. We believe this technology facilitates fast and accurate order-taking and pricing, and allows the restaurant manager to better monitor and control food and labor costs, including food inventory management and order placement from the North American QC Centers. The system allows us to obtain restaurant operating information, providing us with timely access to sales and customer information. The FOCUS system is also integrated with our digital ordering solutions in all North American traditional Papa John’s restaurants.

Domestic Hours of Operation.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday. Carry out hours are generally more limited for late night, for security purposes.

Franchise Program

General. We continue to attract franchisees with significant restaurant and retail experience. We consider our franchisees to be a vital part of our system’s continued growth and believe our relationship with our franchisees is good. As of December 25, 2016, there were 4,353 franchised Papa John’s restaurants operating in all 50 states and 45 countries and territories.  During 2016, our franchisees opened an additional 330 (104 North America and 226 internationally) restaurants, which includes the opening of Papa John’s restaurants in six new countries.  As of December 25, 2016, we have development agreements with our franchisees for approximately 220 additional North America restaurants, the majority of which are committed to open over the next two to three years, and agreements for approximately 1,080 additional international franchised restaurants, the majority of which are scheduled to open over the next six years. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved.

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

Over the past several years, we have offered various development incentive programs for domestic franchisees to accelerate unit openings. Such incentives included the following for 2016 traditional openings: (1) waiver of the standard one-time $25,000 franchise fee if the unit opens on time in accordance with the agreed-upon development schedule, or a reduced fee of $5,000 if the unit opens late; (2) the waiver of some or all of the 5% royalty fee for a period of time; (3) a credit for a portion of the purchase of certain leased equipment; and (4) a credit to be applied toward a future food purchase, under certain circumstances. We believe development incentive programs have accelerated unit openings and expect they will continue to do so in 2017.

Substantially all existing franchise agreements have an initial 10-year term with a 10-year renewal option. We have the right to terminate a franchise agreement for a variety of reasons, including a franchisee’s failure to make payments when due or failure to adhere to our operational policies and standards. Many state franchise laws limit our ability as a franchisor to terminate or refuse to renew a franchise.

We provide assistance to Papa John’s franchisees in selecting sites, developing restaurants and evaluating the physical specifications for typical restaurants. We provide layout and design services and recommendations for subcontractors, signage installers and telephone systems to Papa John’s franchisees. Our franchisees can purchase complete new store equipment packages through an approved third-party supplier. We sell replacement smallwares and related items to our franchisees. Each franchisee is responsible for selecting the location for its restaurants but must obtain our approval of the restaurant design and location based on traffic accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic.

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

In 2017, we plan to offer some or all of these domestic franchise support initiatives.

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

Non-traditional Restaurant Development. We had 240 non-traditional domestic restaurants at December 25, 2016. Non-traditional restaurants generally cover venues or areas not originally targeted for traditional unit development, and our franchised non-traditional restaurants have terms differing from the standard agreements.

Franchisee Loans. Selected domestic and international franchisees have borrowed funds from us, principally for the purchase of restaurants from us or other franchisees or for construction and development of new restaurants. Loans made to franchisees can bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchise owners. At December 25, 2016, net loans outstanding totaled $13.6 million. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

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

Industry and Competition

The United States Quick Service Restaurant pizza (“QSR Pizza”) industry is mature and highly competitive with respect to price, service, location, food quality and product innovation. There are well-established competitors with substantially greater financial and other resources than Papa John’s. The category is largely fragmented and competitors include international, national and regional chains, as well as a large number of local independent pizza operators, any of which can utilize a growing number of food delivery services.  Some of our competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where we compete. According to industry sources, domestic QSR Pizza category sales, which includes dine-in, carry out and delivery, totaled approximately $34.9 billion in 2016, or an increase of 1% from the prior year.

With respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts. There is also active competition for management personnel and attractive commercial real estate sites suitable for Papa John’s restaurants.

Government Regulation

We, along with our franchisees, are subject to various federal, state, local and international laws affecting the operation of our respective businesses, including laws and regulations related to the preparation and sale of food, including food safety and menu labeling. Each Papa John’s restaurant is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Our QC Centers are licensed and subject to regulation by state and local health and fire codes, and the operation of our trucks is subject to federal and state transportation regulations. We are also subject to federal and state environmental regulations. In addition, our domestic operations are subject to various federal and state laws governing such matters as minimum wage requirements, benefits, working conditions, citizenship requirements, and overtime.

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. The laws of several states also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. State laws that regulate the franchisor-franchisee relationship presently exist in a significant number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the U.S. franchisor-franchisee relationship in certain respects if such bills were enacted. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. National, state and local government regulations or initiatives, including health care legislation, “living wage,” legislation imposing “joint employer liability” or other current or proposed regulations and increases in minimum wage rates affect Papa John’s as well as others within the restaurant industry. As we expand internationally, we are also subject to applicable laws in each jurisdiction.

We are increasingly subject to laws and regulations that require us to disclose calorie content and other specific content of our food, including fat, trans fat, and salt content. A provision of the Patient Protection and Affordable Care Act of 2010 (ACA) requires us and many restaurant companies to disclose calorie information on restaurant menus. The Food and Drug Administration issued final rules to implement this provision beginning in May 2017, which will require restaurants to post the number of calories for most items on menus or menu boards and to make other nutritional information available. A number of states, counties and cities in which we do business have also enacted menu labeling laws. Government regulation of nutrition disclosure and advertising could result in increased costs of compliance and could also impact consumer habits in a way that adversely impacts sales at our restaurants. For further information regarding governmental regulation, see Item 1A, Risk Factors.

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

We hold copyrights in authored works used in our business, including advertisements, packaging, training, and promotional materials. In addition, we have registered and maintain Internet domain names, including “papajohns.com,” and approximately 75 country code domains patterned as papajohns.cc, with “.cc” representing a specific country code.

Employees

As of December 25, 2016, we employed approximately 23,100 persons, of whom approximately 20,100 were restaurant team members, approximately 900 were restaurant management personnel, approximately 800 were corporate personnel and approximately 1,300 were QC Center and Preferred personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

Item 1A. Risk Factors

We are subject to various risks that could have a negative effect on our business, financial condition and results of operations. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-K as well as in other Company communications. Before you invest in our securities, you should carefully consider these risk factors together with all other information included in this Form 10-K and our other publicly filed documents.

Our profitability may suffer as a result of competition in our industry.

The QSR Pizza industry is mature and highly competitive. Competition is based on price, service, location, food quality, brand recognition and loyalty, product innovation, effectiveness of marketing and promotional activity, use of technology, and the ability to identify and satisfy consumer preferences. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures, which may adversely affect our profitability. When commodity and other costs increase, we may be limited in our ability to increase prices. With the significant level of competition and the pace of innovation, we may be required to increase investment spending in several areas including marketing and technology, which can decrease profitability.

In addition to competition with our larger and more established competitors who have substantially greater financial and other resources than we do, we face competition from new competitors and concepts such as fast casual pizza concepts. We also face competitive pressures from food delivery concepts using new delivery technologies, some of which may have more effective marketing.  The emergence or growth of new competitors may make it difficult for us to maintain or increase our market share and could negatively impact our sales and our system-wide restaurant operations.

One of our competitive strengths is our “Better Ingredients. Better Pizza.” brand promise. This means that we may use ingredients that cost more than the ingredients some of our competitors may use. Because of our investment in higher-quality ingredients and our focus on a “clean label”, we could have lower profit margins than some of our competitors if we are not able to establish or maintain premium pricing for our products.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Changes in consumer preferences and trends (for example, changes in consumer perceptions of certain ingredients that could cause consumers to avoid pizza or some of its ingredients in favor of foods that are perceived as more healthful, lower-calorie or otherwise based on their ingredients or nutritional content) or preferences for a dining experience such as fast casual pizza concepts, could adversely affect our restaurant business. Also, our success depends to a significant extent on numerous factors affecting consumer confidence and discretionary consumer income and spending, such as general economic conditions and the level of employment. Any factors that could cause consumers to spend less on food or shift to lower-priced products could reduce sales or inhibit our ability to maintain or increase pricing, which could materially adversely affect our results of operations.

Food safety and quality concerns may negatively impact our business and profitability.

Incidents or reports of food- or water-borne illness or other food safety issues, investigations or other actions by food safety regulators, food contamination or tampering, employee hygiene and cleanliness failures, improper franchisee or employee conduct, or presence of communicable disease at our restaurants (Company-owned and franchised), QC Centers, or suppliers could lead to product liability or other claims. If we were to experience any such incidents or reports, our brand and reputation could be negatively impacted. This could result in a significant decrease in customer traffic and could negatively impact our revenues and profits. Similar incidents or reports occurring at quick service restaurants unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.

We rely on our domestic and international suppliers, as do our franchisees, to provide quality ingredients and to comply with applicable laws and industry standards. A failure of one of our domestic or international suppliers to meet our quality standards, or meet domestic or international food industry standards, could result in a disruption in our supply chain and negatively impact our brand and our results.

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

The success of our business depends on the effectiveness of our marketing and promotional plans. We may not be able to effectively execute our national or local marketing plans, particularly if lower sales result in reduced levels of funds from PJMF. Our marketing strategy utilizes relationships with well-known sporting events, athletes, celebrity personalities and our brand spokesman to market our products. Our business could suffer if we are not able to maintain key marketing relationships and sponsorships, or if we are unable to do so at a reasonable cost, and could require additional investments in alternative marketing strategies. Actions taken by persons or marketing partners endorsing our products that harm their reputations could also cause harm to our brand.

Changes in privacy laws could adversely affect our ability to market our products effectively.

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

We are exposed to fluctuations in commodities. An increase in the cost or sustained high levels of the cost of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations, particularly if we are unable to increase the selling price of our products to offset increased costs. Cheese, representing our largest food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in labor, mileage, insurance, fuel, and other costs could adversely affect the profitability of our restaurant and QC Center businesses. Most of the factors affecting costs in our system-wide restaurant operations are beyond our control, and we may not be able to adequately mitigate these costs or pass along these costs to our customers or franchisees, given the significant competitive pricing pressures.

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

Our Company-owned and franchised restaurants could also be harmed by a prolonged disruption in the supply of products from or to our QC Centers due to weather, climate change, natural disasters, crop disease, food safety incidents, labor dispute or interruption of service by carriers. In particular, adverse weather or crop disease affecting the California tomato crop could disrupt the supply of pizza sauce to our and our franchisees’ restaurants. Insolvency of key suppliers could also cause similar business interruptions and negatively impact our business.

Natural disasters or other catastrophic events may disrupt our operations or supply chain.

The occurrence of a natural disaster, epidemic, cyber-attack or other catastrophic event may result in the closure of our restaurants (Company-owned or franchised), our corporate office, any of our QC Centers or the facilities of our suppliers, any of which could materially adversely affect our results of operations.

Changes in purchasing practices by our domestic franchisees could harm our commissary business.

Although our domestic franchisees currently purchase substantially all food products from our QC Centers, they are only required to purchase from our QC Centers pizza sauce, dough and other items we may designate as proprietary or integral to our system. Any changes in purchasing practices by domestic franchisees, such as seeking alternative approved suppliers of ingredients or other food products, could adversely affect the financial results of our QC Centers and the Company.

Our current insurance may not be adequate and we may experience claims in excess of our reserves.

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property and team member health insurance coverage are funded by the Company up to certain retention levels, generally ranging from $100,000 to $1 million. These insurance programs or our program for cyber insurance may not be adequate to protect us, and it may be difficult or impossible to obtain additional coverage or maintain current coverage at a reasonable cost. We also have experienced increasing claims volatility and higher related costs for workers’ compensation, owned and non-owned automobiles and health claims. We estimate loss reserves based on historical trends, actuarial assumptions and other data available to us, but we may not be able to accurately estimate reserves. If we experience claims in excess of our projections, our business could be negatively impacted, and our franchisees could be similarly impacted by higher claims experience.

Our international operations are subject to increased risks and other factors that may make it more difficult to achieve or maintain profitability or meet planned growth rates.

Our international operations could be negatively impacted by volatility and instability in international economic, political, security or health conditions in the countries in which the Company or our franchisees operate, especially in emerging markets. In addition, there are risks associated with differing business and social cultures and consumer preferences. We may face limited availability for restaurant locations, higher location costs and difficulties in franchisee selection and financing. We may be subject to difficulties in sourcing and importing high-quality ingredients (and ensuring food safety) in a cost-effective manner, hiring and retaining qualified team members, marketing effectively and adequately investing in information technology, especially in emerging markets.

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

Our international results, which are substantially franchised, depend heavily on the operating capabilities and financial strength of our franchisees, particularly due to the fact that our international revenues are concentrated among a small number of countries, including the UK, the GCC, Russia, and China. Any changes in the ability of our franchisees to run their stores profitably in accordance with our operating procedures, or to effectively sub franchise stores, could result in brand damage, a higher number of restaurant closures and a reduction in the number of new restaurant openings.  Our international Company-owned store presence is currently limited to our stores in China, which are classified as held for sale. We may find it difficult to find a suitable buyer for our Company-owned stores in China in a timely fashion, or a new franchisee could develop the market more slowly than we anticipate, which could delay our growth in this market.

Foreign currency or interest rate risks could adversely affect our financial results.

Sales made by our franchisees in international markets are denominated in their local currencies, and fluctuations in the U.S. dollar occur relative to the local currencies. Accordingly, changes in currency exchange rates will cause our revenues and operating results to fluctuate, which occurred in 2016 due to the volatility of the Russian Ruble and British Pound. We have not historically hedged our exposure to foreign currency fluctuations. Our international revenues and earnings may be adversely impacted as the U.S. dollar rises against foreign currencies, because the local currency will translate into fewer U.S. dollars. Additionally, the value of certain assets or loans denominated in local currencies may deteriorate. Other items denominated in U.S dollars including product imports or loans may also become more expensive, putting pressure on franchisees’ cash flows.

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

We operate in an increasingly complex regulatory environment, and the cost of regulatory compliance is increasing. Our failure, or the failure of any of our franchisees, to comply with applicable U.S. and international labor, health care, food, health and safety, consumer protection, anti-bribery and corruption, competition, environmental and other laws, may result in civil and criminal liability, damages, fines and penalties. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. Increased regulatory scrutiny of food matters and product marketing claims, and increased litigation and enforcement actions, may increase compliance and legal costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business. For example, some local government agencies have implemented ordinances that restrict the sale of certain food or drink products.

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

We are subject to federal, state and foreign laws governing such matters as minimum wage requirements, overtime compensation, benefits, working conditions, citizenship requirements and discrimination and family and medical leave. Labor costs and labor-related benefits are primary components in the cost of operation of our restaurants and QC Centers.  Labor shortages, increased employee turnover and health care mandates could increase our system-wide labor costs.

A significant number of hourly personnel are paid at rates closely related to the federal and state minimum wage requirements. Accordingly, the enactment of additional state or local minimum wage increases above federal wage rates or regulations related to exempt employees could increase labor costs for our domestic system-wide operations. Additionally, social media may be used to foster negative perceptions of employment in our industry and promote strikes or boycotts.

The Affordable Care Act, enacted in 2010, requires employers such as us to provide health insurance for all qualifying employees in the United States or pay penalties for not providing coverage. We, like other industry competitors, are complying with the law and are providing more extensive health benefits to employees than we had previously provided, and are subsidizing a larger portion of their insurance premiums. These additional costs, or costs related to future healthcare regulation, could negatively impact our operational results. In addition, our franchisees subject to the ACA or future healthcare legislation could face additional cost pressures from compliance with the legislation, which could reduce their future expansion of units.

Failure to retain the services of our Founder, John Schnatter, as Chief Executive Officer, Chairman and brand spokesman, or to successfully execute succession planning, could harm our Company and brand.

John H. Schnatter, our Founder, Chairman and Chief Executive Officer, does not serve under an employment agreement, and we do not maintain key man life insurance on Mr. Schnatter. We also depend on the continued availability of Mr. Schnatter’s image and his services as spokesman in our advertising and promotion materials. While we have entered into a license agreement with Mr. Schnatter related to the use of certain intellectual property related to his name, likeness and image, our business and brand may be harmed if Mr. Schnatter’s services were not available to the Company for any reason or the reputation of Mr. Schnatter were negatively impacted. In addition, failure to effectively execute succession planning with respect to Mr. Schnatter and other senior leaders, or managing any related organizational change, could harm our Company and brand.

The concentration of stock ownership with Mr. Schnatter may influence the outcome of certain matters requiring stockholder approval.

The concentration of stock ownership by our Founder, Chairman and Chief Executive Officer allows him to substantially influence the outcome of certain matters requiring stockholder approval. As of December 25, 2016, he beneficially owned approximately 26% of our outstanding common stock. As a result, he may be able to substantially influence the strategic direction of the Company and the outcome of matters requiring approval by our stockholders.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to invest in or adapt to technological developments or industry trends could harm our business.

We rely heavily on information systems, including digital ordering solutions, through which over half of our domestic sales originate. We also rely heavily on point-of-sale processing in our Company-owned and franchised restaurants for data collection and payment systems for the collection of cash, credit and debit card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends on the reliability and capacity of these technology systems. In addition, we anticipate that consumers will continue to have more options to place orders digitally, both domestically and internationally. Our failure to adequately invest in new technology, adapt to technological developments and industry trends, particularly our digital ordering capabilities, could result in a loss of customers and related market share. Additionally, we are in an environment where the technology life cycle is short, which requires continued reinvestment in technology and increases the risk that our technology may not be customer centric or could become obsolete, inefficient or otherwise incompatible with other systems.

We rely on our international franchisees to maintain their own point-of-sale and online ordering systems, which are often purchased from third-party vendors, potentially exposing international franchisees to more operational risk, including cyber and data privacy risks.

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

Part of our technology infrastructure, such as our FOCUS point-of-sale system, is specifically designed for us and our operational systems, which could cause unexpected costs, delays or inefficiencies when infrastructure upgrades are needed or prolonged and widespread technological difficulties occur. Significant portions of our technology infrastructure, particularly in our digital ordering solutions, are provided by third parties, and the performance of these systems is largely beyond our control. Failure of our third-party systems, and backup systems, to adequately perform, particularly as our online sales grow, could harm our business and the satisfaction of our customers. Such third-party systems could be disrupted either through system failure or if third party vendor patents and contractual agreements do not afford us protection against similar technology. In addition, we may not have or be able to obtain adequate protection or insurance to mitigate the risks of these events or compensate for losses related to these events, which could damage our business and reputation and be expensive and difficult to remedy or repair.

Failure to maintain the integrity of internal or customer data could result in damage to our reputation, loss of sales, and/or subject us to litigation, penalties or significant costs.

We are subject to a number of privacy and data protection laws and regulations. Our business requires the collection and retention of large volumes of internal and customer data, including credit card data and other personally identifiable information of our employees and customers housed in the various information systems we use. Constantly changing information security threats, particularly persistent cyber security threats, pose risks to the security of our systems and networks, and the confidentiality, availability and integrity of our data and the availability and integrity of our critical business functions.  As techniques used in cyber-attacks evolve, we may not be able to timely detect threats or anticipate and implement adequate security measures. The integrity and protection of the customer, employee, franchisee and Company data are critical to us. Our information technology systems and databases, and those provided by our third party vendors, including international vendors, have been, and will continue to be subject to computer viruses, malware attacks, unauthorized user attempts, phishing and denial of service and other malicious attacks. The failure to prevent fraud or security breaches or to adequately invest in data security could harm our business and revenues due to the reputational damage to our brand. Such a breach could also result in litigation, regulatory actions, penalties, and other significant costs to us and have a material adverse effect on our financial results. These costs could be significant and well in excess of our cyber insurance coverage.

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

The United Kingdom’s departure from the European Union could have a negative impact on our business and financial results.

The June 2016 referendum by United Kingdom voters known as “Brexit” has resulted in a lower valuation of the British Pound in comparison to the U.S. Dollar, and resulted in significant currency exchange rate fluctuations. While the future impact and other implications of Brexit on our operations in the European Union remain unclear, it has the potential to increase currency volatility, disrupt trade with changes in tariffs and regulations, impede the free movement of goods needed in our operations, and otherwise create global economic uncertainty and negatively impact consumer sentiment.

As of December 25, 2016, six of our 45 international country operations are included in the European Union.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 25, 2016, there were 5,097 Papa John’s restaurants system-wide. The following tables provide the locations of our restaurants. We define “North America” as the United States and Canada and “domestic” as the contiguous United States.

North America Restaurants:

	Company	Franchised	Total
Alabama	—	81	81
Alaska	—	11	11
Arizona	—	80	80
Arkansas	—	26	26
California	—	215	215
Colorado	32	21	53
Connecticut	—	17	17
Delaware	—	17	17
District of Columbia	—	10	10
Florida	66	222	288
Georgia	99	61	160
Hawaii	—	14	14
Idaho	—	12	12
Illinois	8	101	109
Indiana	42	91	133
Iowa	—	24	24
Kansas	16	19	35
Kentucky	45	69	114
Louisiana	—	60	60
Maine	—	5	5
Maryland	60	43	103
Massachusetts	—	22	22
Michigan	—	53	53
Minnesota	33	16	49
Mississippi	—	30	30
Missouri	42	34	76
Montana	—	9	9
Nebraska	—	17	17
Nevada	—	21	21
New Hampshire	—	4	4
New Jersey	—	63	63
New Mexico	—	18	18
New York	—	100	100
North Carolina	100	87	187
North Dakota	—	7	7
Ohio	—	166	166
Oklahoma	—	34	34
Oregon	—	15	15
Pennsylvania	—	95	95
Rhode Island	—	5	5
South Carolina	9	67	76
South Dakota	—	13	13
Tennessee	31	81	112
Texas	93	204	297
Utah	—	34	34
Vermont	—	1	1
Virginia	26	120	146
Washington	—	55	55
West Virginia	—	21	21
Wisconsin	—	28	28
Wyoming	—	10	10
Total U.S. Papa John’s Restaurants	702	2,629	3,331
Canada	—	110	110
Total North America Papa John’s Restaurants	702	2,739	3,441

International Restaurants:

	Company	Franchised	Total
Azerbaijan	—	4	4
Bahrain	—	22	22
Belarus	—	7	7
Bolivia	—	3	3
Cayman Islands	—	2	2
Chile	—	52	52
China	42	186	228
Colombia	—	32	32
Costa Rica	—	23	23
Cyprus	—	8	8
Dominican Republic	—	14	14
Ecuador	—	16	16
Egypt	—	41	41
El Salvador	—	21	21
France	—	1	1
Guam	—	3	3
Guatemala	—	10	10
India	—	66	66
Iraq	—	2	2
Ireland	—	69	69
Israel	—	1	1
Jordan	—	10	10
South Korea	—	116	116
Kuwait	—	35	35
Malaysia	—	1	1
Mexico	—	99	99
Netherlands	—	2	2
Nicaragua	—	4	4
Oman	—	10	10
Panama	—	12	12
Peru	—	38	38
Philippines	—	20	20
Puerto Rico	—	26	26
Qatar	—	23	23
Russia	—	94	94
Saudi Arabia	—	45	45
Singapore	—	2	2
Spain	—	15	15
Trinidad	—	6	6
Tunisia	—	2	2
Turkey	—	33	33
United Arab Emirates	—	46	46
United Kingdom	—	353	353
Venezuela	—	39	39
Total International Papa John’s Restaurants	42	1,614	1,656

Note: Company-owned Papa John’s restaurants include restaurants owned by majority-owned subsidiaries. There were 222 such restaurants at December 25, 2016 (32 in Colorado, 35 in Maryland, 33 in Minnesota, 93 in Texas, 26 in Virginia, and 3 in Georgia).

Most Papa John’s Company-owned restaurants are located in leased space. The initial term of most domestic restaurant leases is generally five years with most leases providing for one or more options to renew for at least one additional term.

Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities. In connection with the 2016 sale of our Phoenix market, we also remain contingently liable for payment under 42 lease arrangements.

Eight of our 11 North America QC Centers are located in leased space.  We are party to a lease for a twelfth QC Center that is under construction and will open in 2017 in Georgia. Our remaining three locations are in buildings we own. Additionally, our corporate headquarters and our printing operations located in Louisville, KY are in buildings owned by us.

Our international leases include our Company-owned restaurant sites in Beijing and North China.  At December 25, 2016, we also leased and subleased to franchisees in the United Kingdom 286 of the 353 franchised Papa John’s restaurant sites. The initial lease terms on the franchised sites in the United Kingdom are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. We also lease our QC Centers and office space in Beijing, China, and Mexico City, Mexico. Additionally, we own a full-service QC Center in the United Kingdom.

Item 3.  Legal Proceedings

The Company is involved in a number of lawsuits, claims, investigations and proceedings, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450, “Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  See “Note 17” of “Notes to Consolidated Financial Statements” for additional information.

Item 4.  Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John’s:

Name	Age (a)	Position	First Elected Executive Officer

John H. Schnatter	55	Founder, Chairman and Chief Executive Officer	1985

Steve M. Ritchie	42	President and Chief Operating Officer	2012

Timothy C. O’Hern	53	Senior Vice President and Chief Development Officer	2005

Lance F. Tucker	47	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer	2011

(a)	Ages are as of January 1, 2017.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA. As of February 14, 2017, there were 803 record holders of common stock. However, there are significantly more beneficial owners of our common stock than there are record holders. The following table sets forth, for the quarters indicated, the high and low sales prices of our common stock, as reported by The NASDAQ Stock Market, and dividends declared per common share:

			Dividend
			Declared Per
2016	High	Low	Share
First Quarter	$61.22	$44.47	$0.175
Second Quarter	67.99	53.23	0.175
Third Quarter	82.55	65.51	0.200
Fourth Quarter	90.49	73.60	0.200

			Dividend
			Declared Per
2015	High	Low	Share
First Quarter	$65.96	$55.15	$0.140
Second Quarter	76.38	60.06	0.140
Third Quarter	79.40	63.96	0.175
Fourth Quarter	74.52	53.65	0.175

Our Board of Directors declared a quarterly dividend of $0.20 per share on January 26, 2017 that was payable on February 17, 2017 to shareholders of record at the close of business on February 6, 2017.

We anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends is subject to declaration by our Board of Directors and will depend upon future earnings, results of operations, capital requirements, our financial condition and other relevant factors. There can be no assurance that the Company will continue to pay quarterly cash dividends.

Our Board of Directors has authorized the repurchase of up to $1.575 billion of common stock under a share repurchase program that began December 9, 1999, and expires February 28, 2018. This includes $50 million authorized in December 2016. In fiscal 2016, a total of 2.1 million shares with an aggregate cost of $122.4 million and an average price of $57.03 per share were repurchased under this program. Subsequent to year-end, we acquired an additional 86,801 shares at an aggregate cost of $7.4 million. Approximately $129.9 million remained available under the Company’s share repurchase program as of February 14, 2017.

The following table summarizes our repurchase activity by fiscal period during the fourth quarter ended December 25, 2016 (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

09/26/2016 - 10/23/2016	51	$78.57	109,493	$146,296
10/24/2016 - 11/20/2016	50	$79.29	109,543	$142,296
11/21/2016 - 12/25/2016	57	$87.31	109,600	$137,300

Our share repurchase authorization increased by $50 million to $1.575 billion in December 2016. For presentation purposes, the maximum dollar value of shares that may be purchased was adjusted retroactively to September 26, 2016.

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

Stock Performance Graph

The following performance graph compares the cumulative shareholder return of the Company’s common stock for the five-year period between December 25, 2011 and December 25, 2016 to (i) the NASDAQ Stock Market (U.S.) Index and (ii) a group of the Company’s peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places).  Management believes the companies included in this peer group appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The graph assumes the value of the investments in the Company’s common stock and in each index was $100 on December 25, 2011, and that all dividends were reinvested.

600
500
400
300
200
100
0
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16

	Dec. 25, 2011	Dec. 30, 2012	Dec. 29, 2013	Dec. 28, 2014	Dec. 27, 2015	Dec. 25, 2016
	100.00	139.65	239.19	299.37	300.84	478.60
	100.00	118.30	167.36	196.75	210.42	232.59
	100.00	116.87	178.90	192.29	242.44	252.10

Papa John's International, Inc.

NASDAQ Stock Market (U.S. Companies)

NASDAQ Stocks (SIC 5800-5899 U.S. Companies) Eating and Drinking

Item 6.  Selected Financial Data

The selected financial data presented for each of the fiscal years in the five-year period ended December 25, 2016, were derived from our audited consolidated financial statements. The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

	Year Ended(1)
	Dec. 25,	Dec. 27,	Dec. 28,	Dec. 30,	Dec. 25,
(In thousands, except per share data)	2016	2015	2014	2013	2012
	52 weeks	52 weeks	52 weeks	52 weeks	53 weeks
Income Statement Data
Revenues:
Domestic Company-owned restaurant sales	$815,931	$756,307	$701,854	$635,317	$592,203
North America franchise royalties and fees (2)	102,980	96,056	90,169	82,873	80,373
North America commissary and other sales	681,606	680,321	703,671	632,192	597,147
International (3)	113,103	104,691	102,455	88,640	72,930
Total revenues	1,713,620	1,637,375	1,598,149	1,439,022	1,342,653

Refranchising and impairment gains/(losses), net	10,222	—	(979)	—	—
Operating income	164,523	136,307	117,630	106,503	99,807
Legal settlement	898	(12,278)	—	—	—
Investment income	785	794	702	589	750
Interest expense	(7,397)	(5,676)	(4,077)	(983)	(2,162)
Income before income taxes	158,809	119,147	114,255	106,109	98,395
Income tax expense	49,717	37,183	36,558	33,130	32,393
Net income before attribution to noncontrolling interests	109,092	81,964	77,697	72,979	66,002
Income attributable to noncontrolling interests (4)	(6,272)	(6,282)	(4,382)	(3,442)	(4,342)
Net income attributable to the Company	$102,820	$75,682	$73,315	$69,537	$61,660

Net income attributable to common shareholders	$102,967	$75,422	$72,869	$68,497	$61,660
Basic earnings per common share	$2.76	$1.91	$1.78	$1.58	$1.31
Diluted earnings per common share	$2.74	$1.89	$1.75	$1.55	$1.29
Basic weighted average common shares outstanding	37,253	39,458	40,960	43,387	46,916
Diluted weighted average common shares outstanding	37,608	40,000	41,718	44,243	47,810
Dividends declared per common share	$0.75	$0.63	$0.53	$0.25	$—

Balance Sheet Data
Total assets	$512,565	$494,058	$504,555	$464,291	$438,408
Total debt	300,575	256,000	230,451	157,900	88,258
Mandatorily redeemable noncontrolling interests (5)	—	—	—	10,786	11,837
Redeemable noncontrolling interests	8,461	8,363	8,555	7,024	6,380
Total stockholders’ equity	9,801	42,206	98,715	138,184	181,514

(1)

We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 2012 fiscal year consisted of 53 weeks and all other years above consisted of 52 weeks. The additional week resulted in additional revenues of approximately $21.5 million and additional income before income taxes of approximately $4.1 million, or $0.05 per diluted share for 2012.

(2)

North America franchise royalties were derived from franchised restaurant sales of $2.20 billion in 2016, $2.13 billion in 2015, $2.04 billion in 2014, $1.91 billion in 2013 and $1.85 billion in 2012 ($1.82 billion on a 52 week basis).

(3)

Includes international royalties and fees, restaurant sales for international Company-owned restaurants, and international commissary revenues.  International royalties were derived from franchised restaurant sales of $648.9 million in 2016, $592.7 million in 2015, $553.0 million in 2014, $460.0 million in 2013 and $388.4 million in 2012 ($379.4 million on a 52 week basis). Restaurant sales for international Company-owned restaurants were $14.5 million in 2016, $19.3 million in 2015, $23.7 million in 2014, $22.7 million in 2013 and $16.2 million in 2012.

(4)	Represents the noncontrolling interests’ allocation of income for our joint venture arrangements.
(5)

Represents the redemption value of a mandatorily redeemable noncontrolling interest. Upon removal of the redemption feature through a contractual amendment during 2014, the noncontrolling interest was reclassified from other long-term liabilities to stockholders’ equity in the consolidated balance sheet.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At December 25, 2016, there were 5,097 Papa John’s restaurants in operation, consisting of 744 Company-owned and 4,353 franchised restaurants. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, approximately 42% to 46% of our North America revenues in each of the last three years were derived from sales to franchisees of various items including food and paper products, printing and promotional items, risk management services and information systems equipment, and software and related services. We also derive revenues from the operation of three international QC centers.  We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.

New unit openings in 2016 were 343 as compared to 357 in 2015 and 388 in 2014 and unit closings in 2016 were 139 as compared to 127 in 2015 and 153 in 2014. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies.

We continue to generate strong sales in our domestic Company-owned restaurants in a very competitive environment. Average annual Company-owned sales for our most recent domestic comparable restaurant base were $1.16 million for 2016, compared to $1.12 million for 2015 and $1.06 million for 2014. Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable sales for domestic Company-owned restaurants increased 4.4% in 2016, 5.9% in 2015 and 8.2% in 2014. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.

We are pleased with the ongoing growth in both our North America and international franchise restaurant sales. The comparable sales for North America franchised units increased 3.1% in 2016, 3.6% in 2015 and 6.2% in 2014.  The comparable sales for International franchised units increased 6.0% in 2016, 6.9% in 2015 and 7.4% in 2014.

We strive to obtain high-quality restaurant sites with good access and visibility, and to enhance the appearance and quality of our restaurants. We believe these factors improve our image and brand awareness. The average cash investment for the 12 domestic traditional Company-owned restaurants opened during 2016 was approximately $339,000, exclusive of land and any tenant improvement allowances we received, compared to the $319,000 investment for the 11 domestic traditional units opened in 2015. Over the past few years we have experienced an increase in the cost of our new restaurants primarily as a result of building larger units to accommodate increased sales, an increase in the cost of certain equipment as a result of technology enhancements, and increased costs to comply with local regulations.

Planned Sale of China Company-owned Operations

In September 2015, the Company decided to refranchise the China Company-owned market and is planning a sale of its existing China operations, consisting of 42 Company-owned restaurants and a commissary. We expect to sell the business during 2017; upon completion of the sale, the Company will not have any Company-owned international restaurants. We have classified the assets as held for sale within the consolidated balance sheet. Upon the classification of these assets to held for sale in 2015, no loss was recognized as their fair value exceeded their carrying value.

In the fourth quarter of 2016, due to the length of time the China operations had been on the market, we determined that the fair value no longer exceeded the carrying value of the associated assets. As a result of our impairment analysis, we recorded an impairment loss of $1.4 million for the period ended December 25, 2016.  This amount is included in refranchising and impairment gains/(losses), net in the consolidated statements of income.  This charge includes the write-off of all goodwill associated with the assets held for sale, an impairment loss for stores we expect to close in 2017, and a valuation allowance on the remaining assets held for sale.

The Company-owned China operations incurred losses before income taxes of $2.3 million in 2016, $1.2 million in 2015, and $3.4 million in 2014, which are recorded in our International segment. The loss in 2016 included the impairment charge of $1.4 million noted above.  The loss in 2014 includes an impairment charge of $1.0 million for eleven Company-owned restaurants in China.  We do not expect the sale of our China operations to have a significant impact on our financial results in 2017.

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

Noncontrolling Interests

The Company has five joint ventures in which there are noncontrolling interests. Consolidated net income is required to be reported separately at amounts attributable to both the parent and the noncontrolling interest. Additionally, disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements of income attributable to the noncontrolling interest holder.

The following summarizes the redemption feature, location and related accounting within the consolidated balance sheets for these joint venture arrangements:

Type of Joint Venture Arrangement	Location within the Balance Sheets	Recorded Value

Joint venture with no redemption feature	Permanent equity	Carrying value
Option to require the Company to purchase the noncontrolling interest - currently redeemable	Temporary equity	Redemption value*
Option to require the Company to purchase the noncontrolling interest - not currently redeemable	Temporary equity	Carrying value

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

Our specific assumptions for estimating the fair value of options include the following:

	2016	2015	2014

Assumptions (weighted average):
Risk-free interest rate	1.3%	1.6%	1.8%
Expected dividend yield	1.2%	0.9%	1.0%
Expected volatility	27.4%	28.5%	35.7%
Expected term (in years)	5.5	5.5	6.0

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

Intangible Assets — Goodwill

We evaluate goodwill annually in the fourth quarter or whenever we identify certain triggering events or circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such tests are completed separately with respect to the goodwill of each of our reporting units, which includes our domestic Company-owned restaurants, China and the United Kingdom (“PJUK”) operations.  We may perform a qualitative assessment or move directly to the quantitative assessment for any reporting unit in any period if we believe that it is more efficient or if impairment indicators exist.

We elected to perform a qualitative assessment for our domestic Company-owned restaurants, China and PJUK reporting units in 2016. As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts.  This assessment excluded the goodwill allocated to assets held for sale in 2016 as it was separately evaluated.  Subsequent to completing our goodwill impairment tests, no indicators of impairment were identified.  See “Note 8” of “Notes to Consolidated Financial Statements” for additional information.

Insurance Reserves

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels. Retention limits generally range from $100,000 to $1.0 million per occurrence.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax attribute carryforwards (e.g., net operating losses, capital losses, and foreign tax credits). The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of December 25, 2016, we had a net deferred income tax liability of approximately $9.3 million.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized a decrease in income tax expense of $729,000 in 2016, and increases in income tax expense of $731,000 in 2015 and $117,000 in 2014 associated with the finalization of certain income tax matters. See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented in the accompanying consolidated financial statements consist of 52 weeks.

Items Impacting Comparability; Non-GAAP Measures

The following table reconciles our GAAP financial results to the adjusted (non-GAAP) financial results, excluding a refranchising gain, impairment loss and a legal settlement (“Special Items”). Refranchising gain includes a gain in 2016 from the sale of the 42 restaurant Phoenix Company–owned market to a franchisee.  Impairment loss includes a charge in 2016 related to our Company-owned stores in China that are for sale.  The legal settlement represents a charge in 2015 for a collective and class action litigation, Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc.  The settlement amount was finalized and paid in 2016 and the expense was adjusted in 2016 accordingly. We present these non-GAAP measures because we believe the Special Items impact the comparability of our results of operations. For additional information about the refranchising gain and impairment charge, see “Note 7” of “Notes to Consolidated Financial Statements.” For additional information about the legal settlement, see “Note 17” of “Notes to Consolidated Financial Statements.”

	Year Ended
	December 25,	December 27,	December 28,
(In thousands, except per share amounts)	2016	2015	2014

GAAP Income before income taxes	$158,809	$119,147	$114,255
Refranchising gain	(11,572)	—	—
Impairment loss on assets held for sale	1,350	—	—
Legal settlement	(898)	12,278	—
Income before income taxes, as adjusted	$147,689	$131,425	$114,255

GAAP Net income	$102,820	$75,682	$73,315
Refranchising gain	(7,308)	—	—
Impairment loss on assets held for sale	853	—	—
Legal settlement	(567)	7,986	—
Net income, as adjusted	$95,798	$83,668	$73,315

GAAP Diluted earnings per share	$2.74	$1.89	$1.75
Refranchising gain	(0.19)	—	—
Impairment loss on assets held for sale	0.02	—	—
Legal settlement	(0.02)	0.20	—
Diluted earnings per share, as adjusted	$2.55	$2.09	$1.75

The non-GAAP results shown above and within this document, which exclude Special Items referenced in the preceding paragraph, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting certain financial information without the Special Items is important for purposes of comparison to prior year results. In addition, management uses this metric to evaluate the Company’s underlying operating performance, to analyze trends, and to determine compensation. See “Results of Operations” for further analysis regarding the impact of the Special Items.

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

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended(1)
	Dec. 25,	Dec. 27,	Dec. 28,
	2016	2015	2014

Income Statement Data:
Revenues:
Domestic Company-owned restaurant sales	47.6%	46.2%	43.9%
North America franchise royalties and fees	6.0	5.9	5.7
North America commissary and other sales	39.8	41.5	44.0
International	6.6	6.4	6.4
Total revenues	100.0	100.0	100.0
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant operating expense (2)	79.9	79.9	81.5
North America commissary and other operating expense (3)	92.6	92.5	93.2
International operating expense (4)	63.2	60.7	62.2
General and administrative expenses	9.6	10.0	9.2
Depreciation and amortization	2.4	2.5	2.5
Total costs and expenses	91.0	91.7	92.5
Refranchising and impairment gains/(losses), net	0.6	—	(0.1)
Operating income	9.6	8.3	7.4
Legal settlement	0.1	(0.7)	—
Net interest expense	(0.4)	(0.3)	(0.2)
Income before income taxes	9.3	7.3	7.2
Income tax expense	2.9	2.3	2.3
Net income before attribution to noncontrolling interests	6.4	5.0	4.9
Income attributable to noncontrolling interests	(0.4)	(0.4)	(0.3)
Net income attributable to the Company	6.0%	4.6%	4.6%

	Year Ended (1)
	Dec. 25,	Dec. 27,	Dec. 28,
	2016	2015	2014

Restaurant Data:
Percentage increase in comparable domestic Company-owned restaurant sales (5)	4.4%	5.9%	8.2%
Number of domestic Company-owned restaurants included in the most recent full year’s comparable restaurant base	694	667	646
Average sales for domestic Company-owned restaurants included in the most recent comparable restaurant base	$1,156,000	$1,116,000	$1,064,000

Papa John’s Restaurant Progression:
Domestic Company-owned:
Beginning of period	707	686	665
Opened	13	16	12
Closed	(1)	(2)	(4)
Acquired from franchisees	25	7	13
Sold to franchisees	(42)	—	—
End of period	702	707	686
International Company-owned:
Beginning of period	45	49	58
Opened	—	—	2
Closed	(3)	(4)	(7)
Sold to franchisees	—	—	(4)
End of period	42	45	49
North America franchised:
Beginning of period	2,681	2,654	2,621
Opened	104	106	132
Closed	(63)	(72)	(86)
Acquired from Company	42	—	—
Sold to Company	(25)	(7)	(13)
End of period	2,739	2,681	2,654
International franchised:
Beginning of period	1,460	1,274	1,084
Opened	226	235	242
Closed	(72)	(49)	(56)
Acquired from Company	—	—	4
End of period	1,614	1,460	1,274
Total restaurants - end of period	5,097	4,893	4,663

(1)	We operate on a fiscal year ending on the last Sunday of December of each year.
(2)	As a percentage of domestic Company-owned restaurant sales.
(3)	As a percentage of North America commissary and other sales.
(4)	As a percentage of international sales.
(5)	Represents the change in year-over-year sales for Company-owned restaurants open throughout the periods being compared.

Results of Operations

Income Statement Presentation

We have streamlined our income statement presentation by combining certain income statement captions in the consolidated statements of income and have conformed prior year amounts to this new presentation.

2016 Compared to 2015

Discussion of Revenues.  Consolidated revenues increased $76.2 million, or 4.7%, to $1.71 billion in 2016, compared to $1.64 billion in 2015.  Revenues are summarized in the following table (dollars in thousands).

	Year Ended		Increase	Increase
	Dec. 25,	Dec. 27,	(Decrease)	(Decrease)
	2016	2015	$	%

Domestic Company-owned restaurant sales	$815,931	$756,307	$59,624	7.9%
North America franchise royalties and fees	102,980	96,056	6,924	7.2%
North America commissary and other sales	681,606	680,321	1,285	0.2%
International	113,103	104,691	8,412	8.0%
Total Revenues	$1,713,620	$1,637,375	$76,245	4.7%

Domestic Company-owned restaurant sales increased $59.6 million, or 7.9% in 2016, primarily due to an increase of 4.4% in comparable sales and a 4.4% increase in equivalent units. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise royalties and fees increased $6.9 million, or 7.2%, primarily due to an increase in comparable sales of 3.1%, as well as reduced levels of royalty incentives in 2016. North America franchise restaurant sales increased 3.4% to $2.2 billion primarily due to the increase in comparable sales noted above.  Franchise restaurant sales are not included in Company revenues; however, our North America royalty revenue is derived from these sales.

North America commissary and other sales increased $1.3 million, or 0.2% in 2016 primarily due to an increase in commissary sales associated with higher sales volumes that were partially offset by lower commodity costs.  This increase was significantly offset by the prior year’s inclusion of $9.8 million of point-of-sale system (“FOCUS”) equipment sales to franchises which had no significant margin and thus no significant impact on 2015 operating results.

International revenues increased approximately $8.4 million, or 8.0% in 2016.  This increase was net of the negative impact of foreign currency exchange rates of approximately $12.2 million.   The increase was primarily due to the following:

•	The 2016 results include sublease rental revenue in the United Kingdom of approximately $7.3 million, which was shown net of the rental expenses in the corresponding periods of the prior year.
•

Royalties and commissary revenues were higher due to an increase in the number of restaurants and an increase in comparable sales of 6.0% in 2016, calculated on a constant dollar basis.  International franchise restaurant sales increased 9.5% to $648.9 million in 2016. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

•	These increases were somewhat offset by lower China Company-owned restaurant revenues of $4.9 million, primarily due to negative comparable sales and fewer restaurants in 2016.

Costs and expenses.  The operating margin for domestic Company-owned restaurants was 20.2% in 2016 and 20.1% in 2015, and consisted of the following (dollars in thousands):

	Year Ended
	December 25, 2016		December 27, 2015

Restaurant sales	$815,931		$756,307

Cost of sales	186,226	22.8%	178,952	23.7%
Other operating expenses	465,310	57.0%	425,254	56.2%
Total expenses	$651,536	79.8%	$604,206	79.9%

Margin	$164,395	20.2%	$152,101	20.1%

Domestic Company-owned restaurants cost of sales were approximately 0.9% lower as a percentage of sales in 2016, primarily due to lower commodity costs, including meats, dough, and cheese.  Domestic restaurants other operating expenses were approximately 0.8% higher in 2016 as a percentage of sales primarily due to increased labor costs and higher non-owned automobile claim costs driven by significant adverse automobile claims experience.

The North America commissary and other operating margin was 7.4% in 2016 compared to 7.5% in 2015, and consisted of the following (dollars in thousands):

	Year Ended
	December 25, 2016				December 27, 2015
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
North America commissary	$623,883	$579,834	$44,049	7.1%	$615,610	$568,527	$47,083	7.6%
All others	57,723	51,641	6,082	10.5%	64,711	60,896	3,815	5.9%
North America commissary and other	$681,606	$631,475	$50,131	7.4%	$680,321	$629,423	$50,898	7.5%

The North America commissary margin was 0.5% lower in 2016, primarily due to the reclassification of certain expenses from general and administrative to operating expenses in 2016, which had no impact on commissary income before income taxes. The “All others” margin was 4.6% higher primarily due to improved operating results at our print and promotion subsidiary and significant prior year FOCUS equipment sales to franchisees, which had high operating expenses and a minimal margin.

The international operating margin was 36.8% in 2016 compared to 39.3% in 2015 and consisted of the following (dollars in thousands):

	Year Ended
	December 25, 2016				December 27, 2015
	Revenues	Expenses	Margin $ (a)	Margin %	Revenues	Expenses	Margin $ (a)	Margin %
Franchise royalties and fees	$30,040	$-	$30,040		$27,289	$-	$27,289
Restaurant, commissary and other	83,063	71,509	11,554	13.9%	77,402	63,506	13,896	18.0%
Total international	$113,103	$71,509	$41,594	36.8%	$104,691	$63,506	$41,185	39.3%

(a)	The negative impact of foreign currency exchange rates on income before income taxes was approximately $2.3 million in 2016 compared to $2.8 million in 2015.

The lower margin was primarily due to a decrease in restaurant, commissary and other margins of 4.1% in 2016.  This was primarily due to the gross presentation of certain sublease rental income and expenses related to our lease arrangements in the United Kingdom. These amounts were shown net in the prior year; the change in presentation had no impact on income before income taxes. In addition, we recorded a non-recurring charge of approximately $800,000 in 2016 to record these lease arrangements on a straight line basis. This lower margin was partially offset by the benefit of higher royalties and fees.

General and administrative (G&A) expenses were consistent with $163.8 million, or 9.6% of revenues for 2016, compared to $163.6 million, or 10.0% for 2015.

Depreciation and amortization was $41.0 million, or 2.4% of revenues in 2016, as compared to $40.3 million, or 2.5% of revenues for 2015.

Refranchising and impairment gains/(losses),net. The refranchising and impairment gains/(losses), net includes a gain of $11.6 million from the refranchising of our 42 restaurant Company-owned Phoenix market and an impairment charge of $1.4 million related to our Company-owned stores in China that are currently for sale.  See “Note 7” of “Notes to Consolidated Financial Statements” for additional information.

Legal settlement. The legal settlement represents an expense of $12.3 million in 2015 for a collective and class action, Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc., including approximately 19,000 drivers, which alleged delivery drivers were not reimbursed in accordance with the Fair Labor Standards Act.  The settlement amount was finalized and paid in 2016 and the expense was adjusted accordingly.  See “Note 17” of “Notes to Consolidated Financial Statements” for additional information.

Net interest expense. Net interest expense increased approximately $1.7 million primarily due to higher average outstanding debt balances.

Income tax expense.  The effective income tax rate was 31.3% in 2016 compared to 31.2% in 2015.  The 2016 rate includes increased benefits from foreign tax credits and the 2015 rate includes higher benefits from various tax deductions and credits including the U.S. federal manufacturing deduction.  See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.

Diluted earnings per share. Diluted earnings per share (“EPS”) were $2.74 for 2016 compared to $1.89 in 2015. EPS for 2016 was positively impacted $0.19 for Special Items that included refranchising and impairment gains/(losses) and the finalization and payment of the 2015 legal settlement. EPS for 2015 was negatively impacted by $0.20 due to the 2015 legal settlement.  Excluding Special Items as noted in the “Items Impacting Comparability – Non-GAAP Measures” table, 2016 EPS was $2.55 compared to $2.09 in 2015, or a 22.0% increase.

Discussion of Operating Results by Segment

The table below summarizes income before income taxes on a reporting segment basis for the full years ended December 25, 2016 and December 27, 2015, and reconciles our GAAP financial results to the non-GAAP adjusted financial results, excluding Special Items. See “Items Impacting Comparability- Non-GAAP Measures” table for more details.

	Year Ended
	As Reported		Adjusted	As Reported		Adjusted
	Dec. 25,	Special	Dec. 25,	Dec. 27,	Special	Dec. 27,	Increase
(In thousands)	2016	Items	2016	2015	Items	2015	(Decrease)

Domestic Company-owned restaurants	$75,136	$(11,572)	$63,564	$56,452	$—	$56,452	$7,112
North America commissaries	46,325	—	46,325	44,721	—	44,721	1,604
North America franchising	91,669	—	91,669	83,315	—	83,315	8,354
International	11,408	1,350	12,758	10,891	—	10,891	1,867
All others	1,467	—	1,467	845	—	845	622
Unallocated corporate expenses	(64,791)	(898)	(65,689)	(75,896)	12,278	(63,618)	(2,071)
Elimination of intersegment profits	(2,405)	—	(2,405)	(1,181)	—	(1,181)	(1,224)
Total income before income taxes (a)	$158,809	$(11,120)	$147,689	$119,147	$12,278	$131,425	$16,264

Our 2016 income before income taxes increased $39.7 million, or $33.3%.  Excluding the impact of Special Items in both 2016 and 2015, adjusted income before income taxes increased $16.3 million, or 12.4%.  Changes in adjusted income before income taxes for 2016 in comparison to 2015 are summarized on a segment basis as follows:

•

Domestic Company-owned Restaurants Segment. Domestic Company-owned restaurants income before income taxes increased approximately $7.1 million primarily due to a 4.4% increase in comparable sales, a 4.4% increase in equivalent units and lower commodity costs.  The market price for cheese averaged $1.57 per pound in 2016, compared to $1.61 per pound in the prior year.  These increases were partially offset by higher non-owned automobile claim costs and increased labor costs.

•	North America Commissaries Segment. North America commissaries income before income taxes increased approximately $1.6 million primarily due to higher sales volumes.
•

North America Franchising Segment. North America franchising income before income taxes increased approximately $8.4 million primarily due to higher royalties attributable to the 3.1% increase in comparable sales and lower sales and development incentives.

•

International Segment. International income before income taxes increased approximately $1.9 million primarily due to higher royalties from an increase in units and an increase in comparable sales of 6.0%. This increase was significantly offset by the negative impact from foreign currency exchange rates of approximately $2.3 million and a non-recurring charge of $800,000 to record our United Kingdom lease arrangements on a straight-line basis.

•

All Others Segment. The “All others” segment, increased approximately $600,000 due to improved operating results for our online and mobile ordering business, with higher digital sales as well as improved operating results for our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions.  These increases were partially offset by the cost of an additional discounted direct mail campaign that was offered to our domestic franchise restaurants in 2016.

•

Unallocated Corporate Expenses. Unallocated corporate expenses increased approximately $2.1 million primarily due to higher salaries and benefits, higher interest costs due to an increase in outstanding debt and increases in management incentive costs from higher annual operating results.  These increases were partially offset by a decrease in medical claims costs.

2015 Compared to 2014

Discussion of Revenues.  Consolidated revenues increased $39.2 million, or 2.5%, to $1.64 billion in 2015, compared to $1.60 billion in 2014.  Revenues are summarized in the following table.

	Year Ended		Increase	Increase
	Dec. 27,	Dec. 28,	(decrease)	(decrease)
(In thousands)	2015	2014	$	%

Domestic Company-owned restaurant sales	$756,307	$701,854	$54,453	7.8%
North America franchise royalties and fees	96,056	90,169	5,887	6.5%
North America commissary and other sales	680,321	703,671	(23,350)	(3.3)%
International	104,691	102,455	2,236	2.2%
Total Revenues	$1,637,375	$1,598,149	$39,226	2.5%

Domestic Company-owned restaurant sales increased $54.5 million, or 7.8%, primarily due to an increase of 5.9% in comparable sales and a 2.7% increase in equivalent units.

North America franchise royalties and fees increased $5.9 million, or 6.5%, primarily due to an increase in comparable sales of 3.6%, an increase of 1.0% in equivalent units and lower royalty incentives. North America franchise restaurant sales increased 4.2% to $2.13 billion primarily due to the increase in comparable sales noted above.  Franchise restaurant sales are not included in Company revenues; however, our North America royalty revenue is derived from these sales.

North America commissary and other sales decreased $23.4 million, or 3.3%, primarily due to lower commissary revenues associated with lower cheese prices, partially offset by increases in restaurant sales volume. Pricing for cheese is based on a fixed dollar markup; when cheese prices decrease, revenues decrease with no overall impact on the related dollar margin. In addition, other sales decreased approximately $9.5 million due to lower FOCUS equipment sales, as anticipated.  The higher levels of FOCUS equipment sales in 2014 had no significant impact on operating results.

International revenues increased approximately $2.2 million, or 2.2%.  This increase was net of the negative impact of foreign currency exchange rate of approximately $7.5 million.  The increase of $2.2 million was primarily due to the following:

•

Royalties were higher due to an increase in the number of restaurants and an increase in comparable sales of 6.9% in 2015, calculated on a constant dollar basis. Commissary revenues were higher due to an increase in the number of restaurants and an increase in comparable sales.  International franchise restaurant sales increased 7.2% to $592.7 million in 2015.  The increase is primarily due to the increase in the number of restaurants and comparable sales as noted above. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

•	These increases were somewhat offset by lower sales at China Company-owned restaurants due to the disposition of eleven restaurants in 2014 and negative comparable sales.

Costs and expenses.  The operating margin for domestic Company-owned restaurants was 20.1% in 2015, compared to 18.5% in 2014, and consisted of the following (dollars in thousands):

	Year Ended
	December 27, 2015		December 28, 2014

Restaurant sales	$756,307		$701,854

Cost of sales	178,952	23.7%	175,733	25.0%
Other operating expenses	425,254	56.2%	396,325	56.5%
Total expenses	$604,206	79.9%	$572,058	81.5%

Margin	$152,101	20.1%	$129,796	18.5%

Domestic Company-owned restaurants cost of sales were approximately 1.3% lower as a percentage of revenues in 2015 primarily due to lower commodity costs, primarily cheese.  Domestic restaurants other operating expenses were approximately 0.3% lower primarily due to the benefit of higher sales and lower mileage reimbursement due to lower gas prices. This was partially offset by higher salaries and benefits due to an increase in performance-based bonuses paid to general managers and minimum wage increases.

The North America commissary and other margin was 7.5% in 2015 compared to 6.8% in 2014, and consisted of the following (dollars in thousands):

	Year Ended
	December 27, 2015				December 28, 2014
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
North America commissary	$615,610	$568,527	$47,083	7.6%	$629,492	$584,921	$44,571	7.1%
All others	64,711	60,896	3,815	5.9%	74,179	71,068	3,111	4.2%
North America commissary and other	$680,321	$629,423	$50,898	7.5%	$703,671	$655,989	$47,682	6.8%

North America commissary margin was 0.5% higher in 2015 as compared to 2014, primarily due to lower cheese costs, which have a fixed-dollar markup.  As cheese prices are lower, food cost as a percentage of sales is lower. This was partially offset by an increase in operating expenses primarily due to incremental automobile insurance claims costs of $1.5 million and higher labor, including in house distribution.  Additionally, commissary revenues were lower due to lower cheese prices, which increase overall commissary operating expenses as a percentage of sales.  The “All others” margin was 1.7% higher in 2015 compared to 2014.  This increase was primarily due to the decreasing number of franchise FOCUS system sales in 2015. Focus sales had very high operating expenses and a minimal margin.

The international operating margins were 39.3% in 2015 and 37.8% in 2014.  The higher margins were primarily due to the benefit of higher commissary sales volumes. The international operating margins consisted of the following (dollars in thousands):

	Year Ended
	December 27, 2015				December 28, 2014
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$27,289	$-	$27,289		$25,730	$-	$25,730
Restaurant, commissary and other	77,402	63,506	13,896	18.0%	76,725	63,718	13,007	17.0%
Total international	$104,691	$63,506	$41,185	39.3%	$102,455	$63,718	$38,737	37.8%

General and administrative (“G&A”) expenses were $163.6 million, or 10.0% of revenues for 2015, as compared to $147.8 million, or 9.2% of revenues for 2014. The increase of $15.8 million was primarily due to the following:

•

Corporate G&A costs increased primarily due to increases in salaries and benefits, including an increase in medical claims costs, and management incentive compensation costs due to higher annual operating results.  This increase was partially offset by lower provisions for uncollectible accounts and notes receivable.

•	Domestic Company-owned restaurant supervisor bonuses increased due to higher sales and higher operating profits.
•	International G&A costs increased primarily due to incremental advertising spending and other international support costs.

Depreciation and amortization was $40.3 million, or 2.5% of revenues for 2015, as compared to $40.0 million, or 2.5% of revenues for 2014.

Refranchising and impairment gains/(losses), net. The refranchising and impairment gains/(losses) include an impairment charge of $1.0 million in 2014 related to 11 Company-owned restaurants in China.

Legal settlement. The 2015 legal settlement represents a pre-tax expense of $12.3 million for a collective and class action, Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc., including approximately 19,000 drivers, which alleged delivery drivers were not reimbursed in accordance with the Fair Labor Standards Act.  See “Note 17” of “Notes to Consolidated Financial Statements” for additional information.

Net interest expense. Net interest expense increased approximately $1.5 million primarily due to a higher average outstanding debt balance and a higher effective interest rate.

Income tax expense.  Our effective income tax rate was 31.2% in 2015 compared to 32.0% in 2014. The 2015 rate includes increased benefits from various tax deductions and credits including the U.S. federal manufacturing deduction. See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.

Diluted earnings per share.  Diluted earnings per share were $1.89 in 2015 compared to $1.75 in 2014, or an increase of $0.14, or 8.0%.  Diluted earnings per share were $2.09 in 2015 excluding the $0.20 legal settlement, an increase of $0.34, or 19.4% versus 2014.

Discussion of Operating Results by Segment

Our income before income taxes totaled $119.1 million in 2015, as compared to $114.3 million in 2014, an increase of approximately $4.9 million. Excluding the previously discussed legal settlement, income before income taxes was $131.4 million in 2015, or an increase of 15.0%. Income before income taxes is summarized in the following table on a reporting segment basis. Alongside the GAAP income before income taxes data, we have included “adjusted” income before income taxes for 2015 to exclude the legal settlement. We believe this non-GAAP measure is important for purposes of comparing to prior year results.

	Year Ended
	As Reported		Adjusted
	Dec. 25,	Legal	Dec. 25,	Dec. 27,	Increase
(In thousands)	2015	Settlement	2015	2014	(Decrease)

Domestic Company-owned restaurants	$56,452	$—	$56,452	$40,969	$15,483
North America commissaries	44,721	—	44,721	39,317	5,404
North America franchising	83,315	—	83,315	77,009	6,306
International	10,891	—	10,891	7,250	3,641
All others	845	—	845	(9)	854
Unallocated corporate expenses	(75,896)	12,278	(63,618)	(49,440)	(14,178)
Elimination of intersegment profits	(1,181)	-	(1,181)	(841)	(340)
Total income before income taxes (a)	$119,147	$12,278	$131,425	$114,255	$17,170

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

•

North America Commissaries Segment. North America commissaries’ income before income taxes increased $5.4 million primarily due to incremental profits from higher restaurant volumes and a higher margin, partially offset by incremental insurance expense from higher automobile claims costs of approximately $1.5 million.

•

North America Franchising Segment. North America franchising income before income taxes increased $6.3 million primarily due to higher royalties from increases of 3.6% and 1.0% in comparable sales and equivalent units, respectively, and lower royalty incentives.

•

International Segment. International income before income taxes increased approximately $3.6 million primarily due to an increase in units and comparable sales of 6.9%, which resulted in both higher royalties and an increase of approximately $2.4 million in United Kingdom results. Additionally, our Company-owned China results improved approximately $2.2 million (losses of approximately $1.2 million in 2015 and $3.4 million in 2014). The improvement in China Company-owned results was primarily due to lower non-operating costs of $1.5 million for impairment, disposition and depreciation. The international segment improvement was partially offset by the negative impact of foreign currency exchange rates of approximately $2.8 million.

•

All Others Segment. The “All others” reporting segment, which primarily includes our online and mobile ordering business and our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, increased approximately $900,000 primarily due to lower infrastructure costs to support our digital ordering business.

•

Unallocated Corporate Expenses. Unallocated corporate expenses increased approximately $14.2 million, excluding the legal settlement, primarily due to higher salaries and benefits, including an increase in medical claims costs, as well as increased interest costs associated with higher levels of debt and a higher effective interest rate. In addition, management incentive compensation costs increased in 2015 due to higher annual operating results.

Liquidity and Capital Resources

Debt

Our debt is comprised entirely of an unsecured revolving line of credit (“Credit Facility”) with outstanding balances of $300.6 million as of December 25, 2016 and $256.0 million as of December 27, 2015. On June 8, 2016, we exercised our option to increase the amount available under our Credit Facility to $500 million from the previous $400 million availability.  The increase in the outstanding debt balance in 2016 was primarily due to borrowings to fund share repurchases and pay dividends.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Credit Facility. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $172.6 million as of December 25, 2016.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Credit Facility. As of December 25, 2016, we have the following interest rate swap agreements, including three forward starting swaps for $125 million that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt	Fixed Rates
July 30, 2013 through April 30, 2018	$75 million	1.42%
December 30, 2014 through April 30, 2018	$50 million	1.36%
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%

Our Credit Facility contains affirmative and negative covenants, including the following financial covenants:

Actual Ratio for the
Year Ended
	Permitted Ratio	December 25, 2016
Leverage Ratio	Not to exceed 3.0 to 1.0	1.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.8 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of December 25, 2016.

Cash Flows

Cash flow provided by operating activities was $144.1 million for 2016 as compared to $160.3 million in 2015. The decrease of approximately $16.3 million was primarily due to the payment of $11.6 million for the previously mentioned legal settlement and other unfavorable changes in working capital items, partially offset by higher net income.

The Company’s free cash flow for the last three years was as follows (in thousands):

	Year Ended
	Dec. 25,	Dec. 27,	Dec. 28,
	2016	2015	2014

Net cash provided by operating activities	$144,057	$160,312	$122,632
Purchases of property and equipment	(55,554)	(38,972)	(48,655)
Free cash flow (a)	$88,503	$121,340	$73,977

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

Cash flow used in investing activities was $46.3 million in 2016 as compared to $39.0 million for the same period in 2015, or an increase of $7.3 million. The increase in cash flow used in investing activities was primarily due to construction costs for our new North America commissary in Georgia, which will open in 2017, and initiatives within our online and mobile ordering business.

We require capital for share repurchases and the payment of cash dividends. The following is a summary of our common share repurchases for the last three years (in thousands, except average price per share):

	Number of	Dollar	Average
Fiscal	Shares	Amount	Price Per
Year	Repurchased	Repurchased	Share
2014	2,562	$117,400	$45.82
2015	1,845	$119,793	$64.93
2016	2,145	$122,381	$57.03

Subsequent to December 25, 2016, we acquired an additional 86,801 shares at an aggregate cost of $7.4 million. Approximately $129.9 million remained available under the Company’s share repurchase program as of February 14, 2017.

We paid cash dividends of $27.9 million in 2016 ($0.75 per share), $24.8 million in 2015 ($0.63 per share) and $21.7 million in 2014 ($0.53 per share). Additionally, on January 26, 2017, our Board of Directors declared a first quarter 2017 cash dividend of $0.20 per share, or approximately $7.4 million. The dividend was paid on February 17, 2017 to shareholders of record as of the close of business on February 6, 2017. The declaration and payment of any future dividends will be at the discretion of the Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by the Board of Directors.

Contractual Obligations

Contractual obligations and payments as of December 25, 2016 due by year are as follows (in thousands):

	Payments Due by Period
	Less than			After 5
	1 Year	1-3 Years	3-5 Years	Years	Total
Contractual Obligations:

Revolving credit facility (1)	$—	$300,575	$—	$—	$300,575
Interest payments (2)	6,829	15,635	16,031	10,687	49,182
Total debt	6,829	316,210	16,031	10,687	349,757
Operating leases (3)	40,978	67,550	38,921	54,413	201,862
Total contractual obligations	$47,807	$383,760	$54,952	$65,100	$551,619

(1)

We utilize interest rate swaps to hedge against $125 million of our variable rate debt. At December 25, 2016, we had an interest rate swap liability recorded in other current and other long-term liabilities in the consolidated balance sheet.

(2)

Interest payments assume an outstanding debt balance of $300.6 million. Interest payments are calculated based on LIBOR plus the applicable margin in effect at December 25, 2016, and considers the interest rate swap agreements in effect. The actual interest rates on our variable rate debt and the amount of our indebtedness could vary from those used to compute the above interest payments. See “Note 9” of “Notes to Consolidated Financial Statements” for additional information concerning our debt and credit arrangements.

(3)	See “Note 17” of “Notes to Consolidated Financial Statements” for additional information.

The above table does not include the following:

•	Unrecognized tax benefits of $4.8 million since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority.
•	Redeemable noncontrolling interests of $8.5 million as we are not able to predict the timing of the redemptions.

Off-Balance Sheet Arrangements

The off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition are operating leases of Company-owned restaurant sites, QC Centers, office space and transportation equipment.  We also guarantee leases for certain Papa John’s North America franchisees who have purchased restaurants that were previously Company-owned.  We are contingently liable on these leases. These leases have varying terms, the latest of which expires in 2022. As of December 25, 2016, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $4.1 million.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$26,855	$—	$—	$—	$26,855

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
•

disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential Company, employee and customer information, including payment cards; and

•

changes in accounting principles generally accepted in the United States or “GAAP,” including new standards for accounting for share-based compensation that may result in changes to our net income.  Based on recent share prices, the impact of the 2017 adoption of this guidance would be favorable in 2017.

These and other risk factors are discussed in detail in “Part I. Item 1A. — Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of an unsecured revolving line of credit with outstanding balances of $300.6 million as of December 25, 2016 and $256.0 million as of December 27, 2015 and a maturity date of October 31, 2019. On June 8, 2016, we exercised our option under the Credit Facility to increase the amount available to $500 million from the previous $400 million availability.  The interest rate charged on the outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

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

As of December 25, 2016, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt	Fixed Rates
July 30, 2013 through April 30, 2018	$75 million	1.42%
December 30, 2014 through April 30, 2018	$50 million	1.36%
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%

The weighted average interest rate on the revolving line of credit, including the impact of the interest rate swap agreements, was 2.1% for the year ended December 25, 2016. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of December 25, 2016, including the impact of the interest rate swaps, would increase annual interest expense by $1.8 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of Company-owned restaurants in China, distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico, China and Canada and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. Approximately 6.6% of our 2016 revenues and 6.4% of our revenues for 2015 and 2014 were derived from these operations.

The recent referendum by United Kingdom voters known as Brexit has resulted in a lower valuation of the British Pound in comparison to the US Dollar. The future impact of Brexit on our franchise operations included in the European Union could also include but may not be limited to additional currency volatility and future trade, tariff, and regulatory changes.  As of December 25, 2016, six of our 45 international country operations are included in the European Union.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a negative impact on our revenues of approximately $12.2 million for 2016 compared to $7.5 million for 2015. Foreign currency exchange rates had a negative impact on our income before income taxes of $2.3 million for 2016 and $2.8 million for 2015.  An additional 10% adverse change in the foreign currency rates for our international markets would result in an additional negative impact on annual revenue and income before income taxes of $9.6 million  and $2.0 million, respectively.

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

The following table presents the actual average block price for cheese by quarter in 2016, 2015 and 2014. Also presented is the projected 2017 average block price by quarter (based on the February 14, 2017 Chicago Mercantile Exchange cheese futures prices for 2017:

	2017	2016	2015	2014
	Projected	Block	Block	Block
	Market	Price	Price	Price

Quarter 1	$1.700	$1.473	$1.538	$2.212
Quarter 2	1.710	1.405	1.630	2.131
Quarter 3	1.767	1.691	1.684	2.141
Quarter 4	1.753	1.718	1.602	1.991
Full Year	$1.733	$1.572	$1.614	$2.119

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries as of December 25, 2016 and December 27, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa John’s International, Inc. and Subsidiaries at December 25, 2016 and December 27, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 21, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 21, 2017

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended
	December 25,	December 27,	December 28,
(In thousands, except per share amounts)	2016	2015	2014
Revenues:
Domestic Company-owned restaurant sales	$815,931	$756,307	$701,854
North America franchise royalties and fees	102,980	96,056	90,169
North America commissary and other sales	681,606	680,321	703,671
International	113,103	104,691	102,455
Total revenues	1,713,620	1,637,375	1,598,149
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	651,536	604,206	572,058
North America commissary and other expenses	631,475	629,423	655,989
International expenses	71,509	63,506	63,718
General and administrative expenses	163,812	163,626	147,810
Depreciation and amortization	40,987	40,307	39,965
Total costs and expenses	1,559,319	1,501,068	1,479,540
Refranchising and impairment gains/(losses), net	10,222	—	(979)
Operating income	164,523	136,307	117,630
Legal settlement	898	(12,278)	—
Investment income	785	794	702
Interest expense	(7,397)	(5,676)	(4,077)
Income before income taxes	158,809	119,147	114,255
Income tax expense	49,717	37,183	36,558
Net income before attribution to noncontrolling interests	109,092	81,964	77,697
Income attributable to noncontrolling interests	(6,272)	(6,282)	(4,382)
Net income attributable to the Company	$102,820	$75,682	$73,315

Calculation of income for earnings per share:
Net income attributable to the Company	$102,820	$75,682	$73,315
Change in noncontrolling interest redemption value	567	65	(44)
Net income attributable to participating securities	(420)	(325)	(402)
Net income attributable to common shareholders	$102,967	$75,422	$72,869

Basic earnings per common share	$2.76	$1.91	$1.78
Diluted earnings per common share	$2.74	$1.89	$1.75

Basic weighted average common shares outstanding	37,253	39,458	40,960
Diluted weighted average common shares outstanding	37,608	40,000	41,718

Dividends declared per common share	$0.75	$0.63	$0.53

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended
	December 25,	December 27,	December 28,
(In thousands)	2016	2015	2014

Net income before attribution to noncontrolling interests	$109,092	$81,964	$77,697
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(7,922)	(2,133)	(2,584)
Interest rate swaps (1)	1,492	(1,846)	(261)
Other comprehensive loss, before tax	(6,430)	(3,979)	(2,845)
Income tax effect:
Foreign currency translation adjustments	2,931	789	956
Interest rate swaps (2)	(552)	683	97
Income tax effect	2,379	1,472	1,053
Other comprehensive loss, net of tax	(4,051)	(2,507)	(1,792)
Comprehensive income before attribution to noncontrolling interests	105,041	79,457	75,905
Comprehensive loss, redeemable noncontrolling interests	(3,665)	(3,873)	(3,687)
Comprehensive loss, nonredeemable noncontrolling interests	(2,607)	(2,409)	(695)
Comprehensive income attributable to the Company	$98,769	$73,175	$71,523

(1)

Amounts reclassified out of accumulated other comprehensive loss (“AOCL”) into interest expense included $1,161, $1,563 and $996 for the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.

(2)	The income tax effects of amounts reclassified out of AOCL into interest expense were $429, $578 and $369 for the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 25,	December 27,
(In thousands, except per share amounts)	2016	2015

Assets
Current assets:
Cash and cash equivalents	$15,563	$21,006
Accounts receivable (less allowance for doubtful accounts of $1,486 in 2016 and $2,447 in 2015)	59,586	63,163
Accounts receivable - affiliates (no allowance for doubtful accounts in 2016 and 2015)	105	157
Notes receivable (no allowance for doubtful accounts in 2016 and 2015)	3,417	7,816
Income taxes receivable	2,372	272
Inventories	25,132	21,564
Prepaid expenses	24,105	20,372
Other current assets	9,038	8,941
Assets held for sale	6,257	9,299
Total current assets	145,575	152,590
Property and equipment, net	230,473	214,044
Notes receivable, less current portion (less allowance for doubtful accounts of $2,759 in 2016 and $3,653 in 2015)	10,141	11,105
Goodwill	85,529	79,657
Deferred income taxes	769	2,415
Other assets	40,078	34,247
Total assets	$512,565	$494,058

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,701	$43,492
Income and other taxes payable	8,540	8,527
Accrued expenses and other current liabilities	76,789	80,918
Total current liabilities	128,030	132,937
Deferred revenue	3,313	3,190
Long-term debt, net	299,820	255,146
Deferred income taxes	10,047	4,610
Other long-term liabilities	53,093	47,606
Total liabilities	494,303	443,489

Redeemable noncontrolling interests	8,461	8,363

Stockholders’ equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 44,066 at December 25, 2016 and 43,731 at December 27, 2015)	441	437
Additional paid-in capital	172,573	158,348
Accumulated other comprehensive loss	(5,887)	(1,836)
Retained earnings	219,278	143,789
Treasury stock (7,383 shares at December 25, 2016 and 5,308 shares at December 27, 2015, at cost)	(390,316)	(271,557)
Total stockholders’ (deficit) equity, net of noncontrolling interests	(3,911)	29,181
Noncontrolling interests in subsidiaries	13,712	13,025
Total stockholders’ equity	9,801	42,206
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$512,565	$494,058

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity
Balance at December 29, 2013	41,667	428	137,552	2,463	41,297	(44,066)	510	138,184
Net income attributable to the Company (1)	—	—	—	—	73,315	—	695	74,010
Other comprehensive loss	—	—	—	(1,792)	—	—	—	(1,792)
Cash dividends paid	—	—	87	—	(21,692)	—	—	(21,605)
Exercise of stock options	535	5	5,832	—	—	—	—	5,837
Tax effect of equity awards	—	—	1,047	—	—	—	—	1,047
Acquisition of Company common stock	(2,562)	—	—	—	—	(117,400)	—	(117,400)
Stock-based compensation expense	—	—	8,712	—	—	—	—	8,712
Issuance of restricted stock	133	—	(5,443)	—	—	5,443	—	—
Change in redemption value of noncontrolling interests	—	—	—	—	(44)	—	—	(44)
Reclassification from temporary equity to permanent equity	—	—	—	—	—	—	11,391	11,391
Contributions from noncontrolling interests	—	—	—	—	—	—	1,086	1,086
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,200)	(1,200)
Other	9	—	125	—	—	364	—	489
Balance at December 28, 2014	39,782	433	147,912	671	92,876	(155,659)	12,482	98,715
Net income attributable to the Company (1)	—	—	—	—	75,682	—	2,409	78,091
Other comprehensive loss	—	—	—	(2,507)	—	—	—	(2,507)
Cash dividends paid	—	—	100	—	(24,834)	—	—	(24,734)
Exercise of stock options	320	3	5,194	—	—	—	—	5,197
Tax effect of equity awards	—	—	(830)	—	—	—	—	(830)
Acquisition of Company common stock	(1,845)	—	—	—	—	(119,793)	—	(119,793)
Stock-based compensation expense	—	—	9,423	—	—	—	—	9,423
Issuance of restricted stock	151	1	(3,232)	—	—	3,231	—	—
Change in redemption value of noncontrolling interests	—	—	—	—	65	—	—	65
Contributions from noncontrolling interests	—	—	—	—	—	—	684	684
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,550)	(2,550)
Other	15	—	(219)	—	—	664	—	445
Balance at December 27, 2015	38,423	$437	$158,348	$(1,836)	$143,789	$(271,557)	$13,025	$42,206

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (continued)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity
Balance at December 27, 2015	38,423	437	158,348	(1,836)	143,789	(271,557)	13,025	42,206
Net income attributable to the Company (1)	—	—	—	—	102,820	—	2,607	105,427
Other comprehensive loss	—	—	—	(4,051)	—	—	—	(4,051)
Cash dividends paid	—	—	119	—	(27,898)	—	—	(27,779)
Exercise of stock options	334	3	7,056	—	—	—	—	7,059
Tax effect of equity awards	—	—	(7)	—	—	—	—	(7)
Acquisition of Company common stock	(2,145)	—	—	—	—	(122,381)	—	(122,381)
Stock-based compensation expense	—	—	10,123	—	—	—	—	10,123
Issuance of restricted stock	58	1	(2,975)	—	—	2,974	—	—
Change in redemption value of noncontrolling interests	—	—	—	—	567	—	—	567
Contributions from noncontrolling interests	—	—	—	—	—	—	690	690
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,610)	(2,610)
Other	13	—	(91)	—	—	648	—	557
Balance at December 25, 2016	36,683	$441	$172,573	$(5,887)	$219,278	$(390,316)	$13,712	$9,801

(1)

Net income to the Company at December 25, 2016, December 27, 2015 and December 28, 2014 excludes $6,272, $6,282 and $4,382, respectively, allocable to the noncontrolling interests for our joint venture arrangements.

At December 28, 2014, the accumulated other comprehensive income of $671 was comprised of unrealized foreign currency translation gains of $933, offset by a net unrealized loss on the interest rate swap agreement of $262.

At December 27, 2015, the accumulated other comprehensive loss of $1,836 was comprised of unrealized foreign currency translation loss of $411 and a net unrealized loss on the interest rate swap agreements of $1,425.

At December 25, 2016, the accumulated other comprehensive loss of $5,887 was comprised of unrealized foreign currency translation loss of $5,402 and a net unrealized loss on the interest rate swap agreements of $485.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	December 25,	December 27,	December 28,
(In thousands)	2016	2015	2014
Operating activities
Net income before attribution to noncontrolling interests	$109,092	$81,964	$77,697
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	409	1,232	1,795
Depreciation and amortization	40,987	40,307	39,965
Deferred income taxes	11,624	(6,246)	4,422
Stock-based compensation expense	10,123	9,423	8,712
Gain on refranchising	(11,572)	—	—
Impairment loss	1,350	—	979
Other	3,337	4,633	3,759
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,557	(9,179)	(5,741)
Income taxes receivable	(2,100)	9,255	(9,527)
Inventories	(3,639)	4,967	(2,838)
Prepaid expenses	(3,826)	(2,425)	(4,394)
Other current assets	616	829	(387)
Other assets and liabilities	(6,269)	620	915
Accounts payable	(916)	4,804	3,171
Income and other taxes payable	9	(1,113)	5,233
Accrued expenses and other current liabilities	(7,960)	21,201	(665)
Deferred revenue	1,235	40	(464)
Net cash provided by operating activities	144,057	160,312	122,632
Investing activities
Purchases of property and equipment	(55,554)	(38,972)	(48,655)
Loans issued	(3,210)	(4,741)	(6,816)
Repayments of loans issued	8,569	5,183	4,254
Acquisitions, net of cash acquired	(13,352)	(922)	(4,773)
Proceeds from divestitures of restaurants	16,844	—	400
Other	429	500	556
Net cash used in investing activities	(46,274)	(38,952)	(55,034)
Financing activities
Net proceeds from issuance of long-term debt	44,575	25,549	72,551
Cash dividends paid	(27,896)	(24,844)	(21,735)
Excess tax benefit on equity awards	6,200	10,151	10,282
Tax payments for equity award issuances	(6,024)	(10,965)	(9,235)
Proceeds from exercise of stock options	7,060	5,197	5,837
Acquisition of Company common stock	(122,381)	(119,793)	(117,400)
Contributions from noncontrolling interest holders	690	684	1,086
Distributions to noncontrolling interest holders	(5,610)	(6,550)	(2,800)
Other	556	444	491
Net cash used in financing activities	(102,830)	(120,127)	(60,923)
Effect of exchange rate changes on cash and cash equivalents	(396)	(349)	(223)
Change in cash and cash equivalents	(5,443)	884	6,452
Cash and cash equivalents at beginning of period	21,006	20,122	13,670
Cash and cash equivalents at end of period	$15,563	$21,006	$20,122

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” currently in all 50 states and in 45 international countries and territories. Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, printing and promotional items, risk management services, and information systems and related services used in their operations.

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

The Company offers various incentive programs for franchisees including royalty incentives, new restaurant opening (i.e. development incentives) and other various support initiatives. Royalties, franchise fees and commissary sales are reduced to reflect any incentives earned or granted under these programs that are in the form of discounts. Direct mail advertising discounts are also periodically offered. North America commissary and other sales are reduced to reflect these advertising discounts. Other development incentives for opening restaurants are offered in the form of Company equipment at no cost. This equipment is amortized over the term of the agreement, which is generally three years, and is recognized in general and administrative expenses in our consolidated statements of income.

North America commissary and other sales are comprised of food, promotional items and supplies sold to franchised restaurants located in the United States and Canada and are recognized as revenue upon shipment of the related products to the franchisees. Fees for information services, including software maintenance fees, help desk fees and online ordering fees are recognized as revenue as such services are provided and are included in North America commissary and other sales. Insurance commissions are recognized as revenue over the term of the policy period and are included in North America commissary and other sales.

International revenues are comprised of Company-owned restaurant sales, royalties, franchise fees and revenues for the production and distribution of food to international franchisees. Revenues are recognized consistently with the policies applied for revenues generated in the United States.

Advertising and Related Costs

Advertising and related costs of $70.9 million, $67.2 million and $63.5 million in 2016, 2015, and 2014, respectively, include the costs of domestic Company-owned local restaurant activities such as mail coupons, door hangers and promotional items and contributions to PJMF and various local market cooperative advertising funds (“Co-op Funds”). Contributions by domestic Company-owned and franchised restaurants to PJMF and the Co-op Funds are based on an established percentage of monthly restaurant revenues. PJMF is responsible for developing and conducting marketing and advertising for the domestic Papa John’s system. The Co-op Funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by PJMF. We recognize domestic Company-owned restaurant contributions to PJMF and the Co-op Funds in which we do not have a controlling interest in the period in which the contribution accrues. The net assets of the Co-op Funds in which we possess majority voting rights, and thus control the cooperatives, are included in our consolidated balance sheets.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (generally five to ten years for restaurant, commissary and other equipment, 20 to 40 years for buildings and improvements, and five years for technology and communication assets). Leasehold improvements are amortized over the terms of the respective leases, including the first renewal period (generally five to ten years).

Depreciation expense was $39.7 million in 2016 and 2015, and $39.1 million in 2014.

Deferred Costs

We defer certain information systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related information systems project. Total costs deferred were approximately $2.6 million in 2016 and 2015 and $3.3 million in 2014. The unamortized information systems development costs approximated $9.8 million and $9.1 million as of December 25, 2016 and December 27, 2015, respectively.

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

We elected to perform a qualitative assessment for our domestic Company-owned restaurants, China, and PJUK reporting units in 2016. As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts. This assessment excluded the goodwill allocated to assets held for sale in 2016 as it was separately evaluated. Subsequent to completing our goodwill impairment tests, no indications of impairment were identified.

Deferred Income Tax Accounts and Tax Reserves

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax attribute carryforwards (e.g., net operating losses, capital losses, and foreign tax credits). The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures.

Insurance Reserves

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels under our retention programs. Retention limits generally range from $100,000 to $1.0 million.

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

Derivative Financial Instruments

We recognize all derivatives on the balance sheet at fair value. At inception and on an ongoing basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive loss (“AOCL") until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

We recognized income of $1.5 million ($0.9 million after tax) in 2016, a loss of $1.8 million ($1.2 million after tax) in 2015 and a loss of $261,000 ($164,000 after tax) in 2014, in AOCL for the net change in the fair value of our interest rate swaps. See Note 9 for additional information on our debt and credit arrangements.

Noncontrolling Interests

The Company has five joint ventures in which there are noncontrolling interests. Consolidated net income is required to be reported separately at amounts attributable to both the parent and the noncontrolling interest. Additionally, disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements of income attributable to the noncontrolling interest holder.

The following summarizes the redemption feature, location and related accounting within the consolidated balance sheets for these joint venture arrangements:

Type of Joint Venture Arrangement	Location within the Balance Sheets	Recorded Value

Joint venture with no redemption feature	Permanent equity	Carrying value
Option to require the Company to purchase the noncontrolling interest - currently redeemable	Temporary equity	Redemption value*
Option to require the Company to purchase the noncontrolling interest - not currently redeemable	Temporary equity	Carrying value

*The change in redemption value is recorded as an adjustment to “Redeemable noncontrolling interests” and “Retained earnings” in the consolidated balance sheets.

See Note 6 for additional information regarding noncontrolling interests.

Foreign Currency Translation

The local currency is the functional currency for each of our foreign subsidiaries. Revenues and expenses are translated into U.S. dollars using monthly average exchange rates, while assets and liabilities are translated using year-end exchange rates. The resulting translation adjustments are included as a component of AOCL net of income taxes.

Recent Accounting Pronouncements

Deferred Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) 2015-03 “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The update required that deferred debt issuance costs be reported as a reduction to long-term debt (previously reported in other noncurrent assets). We adopted ASU 2015-03 in 2016 and for all retrospective periods, as required. The impact of the adoption was not material to our consolidated financial statements.

Employee Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, an accounting policy election for forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning in fiscal 2017. Based on the significance of our employee stock compensation program, we expect the adoption could have a material impact on our effective income tax rate and related earnings per share calculation in our consolidated statement of income, and our consolidated statement of cash flows, depending on the timing and intrinsic value of future award vesting and exercise activity.  The Company has elected not to change our accounting policy for forfeitures and statutory tax withholding requirements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” (“ASU 2016-02”) which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital leases (financing) with lease terms greater than twelve months. The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, leases will continue to be classified as operating or capital (financing) with lease expense in both cases calculated substantially the same as under the prior leasing guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 (fiscal 2019 for the Company), and early adoption is permitted.  The Company has not yet determined the effect of the adoption on its consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles (“GAAP”). This update requires companies to recognize revenue at amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. Such estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Companies can either apply a full retrospective adoption or a modified retrospective adoption. In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.

We are required to adopt ASU 2014-09 in the first quarter of 2018.   We do not expect the adoption will significantly impact our recognition of revenue from Company-owned restaurants, commissary sales or our continuing royalties or other fees from franchisees that are based on a percentage of the franchise sales.  We are continuing to evaluate the impact on other less significant transactions including our loyalty program and the timing of recognizing franchise and development fees. We are also currently evaluating the method of adoption and the impact adoption will have on our related financial statement disclosures.

Reclassification

Certain prior year captions have been combined in the consolidated statements of income and certain amounts within the consolidated statements of cash flows have been reclassified to conform to the current year presentation.

3.Stockholders’ Equity

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock and 100.0 million shares of common stock. The Company’s outstanding shares of common stock, net of repurchased common stock, were 36.7 million shares at December 25, 2016 and 38.4 million shares at December 27, 2015. There were no shares of preferred stock issued or outstanding at December 25, 2016 and December 27, 2015.

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.575 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 28, 2018, including $50 million authorized in December 2016. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

We repurchased 2.1 million, 1.8 million and 2.6 million shares of our common stock for $122.4 million, $119.8 million and $117.4 million in 2016, 2015, and 2014, respectively.

Subsequent to year end through February 14, 2017, the Company acquired an additional 86,801 shares at an aggregate cost of $7.4 million. As of February 14, 2017, $129.9 million was available for repurchase of common stock under this authorization.

Cash Dividend

The Company paid dividends of $27.9 million in 2016, $24.8 million in 2015 and $21.7 million in 2014. Subsequent to fiscal 2016, our Board of Directors declared a first quarter 2017 cash dividend of $0.20 per share, or approximately $7.4 million. The dividend was paid on February 17, 2017 to shareholders of record as of the close of business on February 6, 2017.

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

Additionally, in accordance with ASC 480, Distinguishing Liabilities from Equity, the increase in the redemption value for the noncontrolling interest of one of our joint ventures reduces income attributable to common shareholders (and a decrease in redemption value increases income attributable to common shareholders).

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

The calculations of basic earnings per common share and diluted earnings per common share for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 are as follows (in thousands, except per share data):

	2016	2015	2014

Basic earnings per common share:
Net income attributable to the Company	$102,820	$75,682	$73,315
Change in noncontrolling interest redemption value	567	65	(44)
Net income attributable to participating securities	(420)	(325)	(402)
Net income attributable to common shareholders	$102,967	$75,422	$72,869

Weighted average common shares outstanding	37,253	39,458	40,960
Basic earnings per common share	$2.76	$1.91	$1.78

Diluted earnings per common share:
Net income attributable to common shareholders	$102,967	$75,422	$72,869

Weighted average common shares outstanding	37,253	39,458	40,960
Dilutive effect of outstanding equity awards	355	542	758
Diluted weighted average common shares outstanding	37,608	40,000	41,718
Diluted earnings per common share	$2.74	$1.89	$1.75

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of diluted earnings per common share because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 331,000 in 2016, 251,000 in 2015 and 226,000 in 2014.

See Note 6 for additional information regarding our noncontrolling interests and Note 18 for equity awards, including restricted stock.

5. Fair Value Measurements and Disclosures

We are required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity specific measurement. The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash, accounts receivable and accounts payable. The carrying value of our notes receivable, net of allowances, also approximates fair value. The fair value of the amount outstanding under our revolving credit facility approximates its carrying value due to its variable market-based interest rate. These assets and liabilities are categorized as Level 1 as defined below.

Certain assets and liabilities are measured at fair value on a recurring and non-recurring basis and are required to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 25, 2016 and December 27, 2015 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

December 25, 2016
Financial assets:
Cash surrender value of life insurance policies (a)	$21,690	$21,690	$—	$—

Financial liabilities:
Interest rate swaps (b)	770	—	770	—

December 27, 2015
Financial assets:
Cash surrender value of life insurance policies (a)	$17,916	$17,916	$—	$—

Financial liabilities:
Interest rate swaps (b)	2,262	—	2,262	—

(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.

(b)

The fair value of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Our assets and liabilities that were measured at fair value on a non-recurring basis as of December 25, 2016 include assets held for sale. The fair value was determined using a discounted cash flow model with unobservable inputs (Level 3) less estimated selling costs.  We recorded an impairment loss of $1.4 million which represents the excess of the carrying value over the fair value; the impairment is recorded in refranchising and impairment gains/(losses), net in the consolidated statements of income.  The assets held for sale were recognized at their carrying value as of December 27, 2015, because it was concluded at the time that the fair value exceeded the carrying value.

There were no transfers among levels within the fair value hierarchy during fiscal 2016 or 2015.

6.  Noncontrolling Interests

Papa John’s has five joint ventures in which there are noncontrolling interests held by third parties. These joint ventures included 222 restaurants at December 25, 2016, 213 restaurants at December 27, 2015 and 200 restaurants at December 28, 2014.

The income before income taxes attributable to these joint ventures for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 were as follows (in thousands):

	2016	2015	2014

Papa John’s International, Inc.	$9,913	$9,725	$6,932
Noncontrolling interests	6,272	6,282	4,382
Total income before income taxes	$16,185	$16,007	$11,314

The noncontrolling interest holders of two joint ventures have the option to require the Company to purchase their interests. Since redemption of the noncontrolling interests is outside of the Company’s control, the noncontrolling interests are presented in the caption “Redeemable noncontrolling interests” in the consolidated balance sheets.

The following summarizes changes in our redeemable noncontrolling interests in 2016 and 2015 (in thousands):

Balance at December 28, 2014	$8,555
Net income	3,873
Distributions	(4,000)
Change in redemption value	(65)
Balance at December 27, 2015	$8,363
Net income	3,665
Distributions	(3,000)
Change in redemption value	(567)
Balance at December 25, 2016	$8,461

7.  Acquisitions and Divestitures

Acquisitions

We acquired restaurants from our domestic franchisees in 2016, 2015 and 2014, which are summarized as follows:

	2016	2015	2014
Number of restaurants acquired	25	7	13

Location of restaurants acquired	Florida, Georgia	North Carolina	Georgia,
	Kentucky and	Missouri and	North Carolina
	Texas	Colorado	Illinois and
			Texas
Purchase price (in thousands):
Cash payment	$13,352	$922	$4,773
Cancellation of accounts and notes receivable	406	—	412
Total purchase price	$13,758	$922	$5,185

Final fair value allocation of purchase price (in thousands):
Property and equipment	$1,362	$648	$555
Franchise rights	2,092	113	844
Goodwill	10,166	152	3,661
Other	138	9	125
Total purchase price	$13,758	$922	$5,185

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

Divestitures

In the fourth quarter of 2016, we sold 42 Company-owned restaurants in Phoenix, AZ. The total consideration received was $16.8 million and was received in cash at closing. The sale of the restaurants resulted in an $11.6 million gain in 2016 and is recognized in refranchising and impairment gains/(losses), net in our consolidated statements of income.

In September 2015, the Company decided to refranchise the China Company-owned market and is planning a sale of its existing China operations, consisting of 42 Company-owned restaurants and a commissary. We expect to sell the business during 2017; upon completion of the sale, the Company will not have any Company-owned international restaurants. We have classified the assets as held for sale within the consolidated balance sheet. Upon the classification of these assets to held for sale in 2015, no loss was recognized as their fair value exceeded their carrying value.

In 2016, due to the length of time the China operations had been on the market, we determined that the fair value no longer exceeded the carrying value of the associated assets held for sale.  Because of the decrease in fair value, we also reassessed the amount of goodwill that had been previously allocated to the assets held for sale based on the estimated fair value of the assets in relation to the fair value of the entire China reporting unit, which resulted in a reduction of the allocated goodwill to assets held for sale of $979,000.  As a result of our impairment analysis, we recorded an impairment loss of $1.4 million for the period ended December 25, 2016.  This amount is included in the refranchising and impairment gains/(losses), net in the consolidated statements of income.  This charge includes the a write-off of all goodwill associated with the assets held for sale, an impairment loss for stores we expect to close in 2017, and a valuation allowance on the remaining assets held for sale. See Note 5 for additional information on the determination of fair value on the assets held for sale.

The following summarizes the associated assets that are classified as held for sale (in thousands):

	December 25, 2016	December 27, 2015
Inventories	$621	$667
Prepaid expenses	517	672
Net property and equipment	4,767	5,571
Goodwill	—	1,690
Other assets	568	699
Valuation allowance	(216)	—
Total assets held for sale	$6,257	$9,299

The Company-owned China operations have incurred losses before income taxes of $2.3 million in 2016, $1.2 million in 2015, and $3.4 million in 2014. The loss in 2016 includes the impairment charge of $1.4 million noted above.  The loss in 2014 includes an impairment charge of $1.0 million for eleven Company-owned restaurants in China. These results are reported in our International segment.

8.  Goodwill and Other Intangibles

The following summarizes changes in the Company’s goodwill, by reporting segment (in thousands):

	Domestic Company- owned Restaurants	International (a)	All Others	Total

Balance as of December 28, 2014	$62,228	19,343	436	82,007
Acquisitions (b)	135	—	—	135
Reclassification to assets held for sale (c)	—	(1,690)	—	(1,690)
Foreign currency adjustments	—	(795)	—	(795)
Balance as of December 27, 2015	62,363	16,858	436	79,657
Acquisitions (d)	10,166	—	—	10,166
Divestitures (e)	(2,481)	—	—	(2,481)
Adjustment to assets held for sale (c)	—	979	—	979
Foreign currency adjustments	—	(2,792)	—	(2,792)
Balance as of December 25, 2016	$70,048	$15,045	$436	$85,529

(a)	The international goodwill balances for all years presented are net of accumulated impairment of $2.3 million associated with our PJUK reporting unit, which was recorded in fiscal 2008.
(b)	Includes seven restaurants located in three domestic markets.
(c)

Represents goodwill associated with the Company-owned China market. The goodwill was reclassified to assets held for sale, along with the other associated assets, in 2015 using a relative fair value approach. Based on an updated fair value analysis, the goodwill allocation was updated in 2016 and adjusted accordingly. See Note 7 for additional information.

(d)	Includes 25 restaurants located in four domestic markets.
(e)	Includes 42 restaurants located in one domestic market.

For fiscal year 2016, we performed a qualitative analysis for our domestic Company-owned restaurants, China, and PJUK reporting units. For fiscal year 2015, we performed a qualitative analysis for our domestic Company-owned restaurants and our PJUK reporting unit and a quantitative analysis for our China reporting unit.  For fiscal year 2014, we performed a quantitative analysis on each reporting unit. No impairment charges were recorded upon the completion of our goodwill impairment tests in 2014, 2015 and 2016, excluding the China goodwill allocated to assets held for sale in 2016.

As part of our acquisitions of franchise restaurants, the Company records an intangible asset for the value of the franchise rights that are acquired.  The intangible is amortized on a straight-line basis over the term of the remaining franchise agreement as of the date of acquisition.   As of December 25, 2016 and December 27, 2015, the intangible was approximately $2.4 million and $700,000, respectively, net of accumulated amortization of $800,000 and $400,000, respectively.  Amortization expense related to the intangible was approximately $400,000 for the period ended December 25, 2016, and $200,000 for the periods ended December 27, 2015 and December 28, 2014.

9.  Debt and Credit Arrangements

Long-term debt, net consists of the following (in thousands):

	December 25,	December 27,
	2016	2015
Outstanding debt	$300,575	$256,000
Debt issuance costs	(755)	(854)
Total long-term debt, net	$299,820	$255,146

Our outstanding debt is comprised entirely of an unsecured revolving line of credit (“Credit Facility”) with an expiration date of October 31, 2019. On June 8, 2016, we exercised our option to increase the amount available under our Credit Facility to $500 million from the previous $400 million availability.  Including outstanding letters of credit, the remaining availability under the Credit Facility was approximately $172.6 million as of December 25, 2016.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At December 25, 2016, we were in compliance with these covenants.

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

As of December 25, 2016, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that will become effective in 2018 upon expiration of the two existing swaps for $125 million:

			Fixed
Effective Dates	Debt Amount		Rates
July 30, 2013 through April 30, 2018	$75	million	1.42%
December 30, 2014 through April 30, 2018	$50	million	1.36%
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%

The effective portion of the gain or loss on the swaps is reported as a component of AOCL and reclassified into earnings in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swaps are accounted for as adjustments to interest expense.

The following table provides information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

	Liability Derivatives
		Fair Value	Fair Value
		December 25,	December 27,
	Balance Sheet Location	2016	2015

Interest rate swaps	Other current and long-term liabilities	$770	$2,262

There were no derivatives that were not designated as hedging instruments.

The effect of derivative instruments on the accompanying consolidated financial statements is as follows (in thousands):

Amount of Gain
				Location of Gain or	or (Loss)
		Location of Gain	Amount of Gain	(Loss) Recognized	Recognized in
		or (Loss)	or (Loss)	in Income on	Income on
	Recognized in	Reclassified	Reclassified	Derivative	Derivative
Derivatives- Cash	AOCL on	from AOCL into	from AOCL into	(Ineffective Portion	(Ineffective
Flow	Derivative	Income	Income	and Amount	Portion and Amount
Hedging	(Effective	(Effective	(Effective	Excluded from	Excluded from
Relationships	Portion)	Portion)	Portion)	Effectiveness Testing)	Effectiveness Testing)

Interest rate swaps:

2016	$940	Interest expense	$(1,161)	Interest expense	$—
2015	$(1,163)	Interest expense	$(1,563)	Interest expense	$—
2014	$(164)	Interest expense	$(996)	Interest expense	$—

The weighted average interest rates for the Credit Facility, including the impact of the previously mentioned swap agreements, were 2.1%, 2.0% and 1.7% in fiscal 2016, 2015 and 2014, respectively. Interest paid, including payments made or received under the swaps, was $7.1 million in 2016, $5.3 million in 2015 and $3.7 million in 2014. As of December 25, 2016, the portion of the $770,000 liability associated with the interest rate swap that would be reclassified into earnings during the next 12 months as interest expense approximates $391,000.

10.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	December 25,	December 27,
	2016	2015
Land	$34,009	$32,795
Buildings and improvements	90,892	87,010
Leasehold improvements	112,815	110,903
Equipment and other	357,242	333,884
Construction in progress	22,399	10,970
Total property and equipment	617,357	575,562
Accumulated depreciation and amortization	(386,884)	(361,518)
Net property and equipment	$230,473	$214,044

11.  Notes Receivable

Selected franchisees have borrowed funds from the Company, principally for use in the construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. Loans outstanding were approximately $13.6 million and $18.9 million on a consolidated basis as of December 25, 2016 and December 27, 2015, respectively, net of allowance for doubtful accounts.

Notes receivable bear interest at fixed or floating rates and are generally secured by the assets of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans approximate fair value. Interest income recorded on franchisee loans was approximately $684,000 in 2016, $731,000 in 2015 and $658,000 in 2014 and is reported in investment income in the accompanying consolidated statements of income.

Based on our review of certain borrowers’ economic performance and underlying collateral value, we established allowances of $2.8 million and $3.7 million as of December 25, 2016 and December 27, 2015, respectively, for potentially uncollectible notes receivable. The following summarizes changes in our notes receivable allowance for doubtful accounts (in thousands):

Balance as of December 28, 2014	$3,132
Recovered from costs and expenses	(100)
Additions, net of notes written off	621
Balance as of December 27, 2015	3,653
Recovered from costs and expenses	(250)
Deductions, including notes written off	(644)
Balance as of December 25, 2016	$2,759

12. Insurance Reserves

The following table summarizes changes in our insurance program reserves (in thousands):

Balance as of December 28, 2014	$25,411
Additions	39,272
Payments	(34,133)
Balance as of December 27, 2015	30,550
Additions	42,508
Payments	(37,615)
Balance as of December 25, 2016	$35,443

We are a party to standby letters of credit with off-balance sheet risk associated with our insurance programs. The total amount committed under letters of credit for these programs was $26.8 million at December 25, 2016.

13.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 25,	December 27,
	2016	2015
Salaries, benefits and bonuses	$26,623	$24,124
Insurance reserves, current	16,993	13,382
Purchases	13,909	10,504
Customer loyalty program	3,339	2,734
Rent	3,073	1,940
Marketing	1,883	1,977
Deposits	1,771	2,953
Utilities	1,420	1,621
Consulting and professional fees	999	1,324
Legal costs*	675	13,163
Other	6,104	7,196
Total	$76,789	$80,918

* Includes a $12.3 million legal settlement in 2015 (See Note 17).

14.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 25,	December 27,
	2016	2015
Deferred compensation plan	$22,047	$18,483
Insurance reserves	18,450	17,168
Accrued rent	6,337	5,216
Other	6,259	6,739
Total	$53,093	$47,606

15.  Income Taxes

A summary of the provision for income taxes follows (in thousands):

	2016	2015	2014
Current:
Federal	$32,477	$36,077	$26,919
Foreign	2,669	4,183	2,368
State and local	2,947	3,169	2,849
Deferred	11,624	(6,246)	4,422
Total	$49,717	$37,183	$36,558

Significant deferred tax assets (liabilities) follow (in thousands):

	December 25,	December 27,
	2016	2015
Accrued liabilities	$14,479	$19,277
Accrued bonuses	5,399	4,621
Other assets and liabilities	12,434	11,488
Equity awards	7,704	6,866
Other	3,716	3,662
Foreign net operating losses	3,418	4,769
Foreign tax credit carryforwards	2,347	—
Total deferred tax assets	49,497	50,683
Valuation allowance on foreign net operating and capital losses, foreign deferred tax assets, and foreign tax credit carryforwards	(5,462)	(2,866)
Total deferred tax assets, net of valuation allowances	44,035	47,817

Deferred expenses	(9,544)	(6,861)
Accelerated depreciation	(25,072)	(21,434)
Goodwill	(18,480)	(16,752)
Other	(217)	(4,965)
Total deferred tax liabilities	(53,313)	(50,012)
Net deferred liability	$(9,278)	$(2,195)

The Company had approximately $14.5 million and $21.9 million of foreign tax net operating loss carryovers as of December 25, 2016 and December 27, 2015, respectively.  The Company had approximately $3.1 million and $2.9 million of a valuation allowance primarily related to these foreign net operating losses as of December 25, 2016 and December 27, 2015, respectively. A substantial majority of our foreign tax net operating losses do not have an expiration date.

In addition, the Company had approximately $2.3 million in foreign tax credit carryforwards as of December 25, 2016 that expire 10 years from inception, or 2025.  Our ability to utilize these foreign tax credit carryforwards is dependent on our ability to generate foreign earnings in future years sufficient to claim foreign tax credits in excess of foreign taxes paid in those years.  The Company provided a full valuation allowance of $2.3 million for these foreign tax credit carryforwards as we believe realization based on the more-likely-than-not criteria has not been met as of December 25, 2016.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 is as follows in both dollars and as a percentage of income before income taxes ($ in thousands):

	2016		2015		2014
	Income Tax	Income	Income Tax	Income	Income Tax	Income
	Expense	Tax Rate	Expense	Tax Rate	Expense	Tax Rate

Tax at U.S. federal statutory rate	$55,583	35.0%	$41,702	35.0%	$39,989	35.0%
State and local income taxes	2,972	1.9%	2,106	1.8%	1,896	1.7%
Foreign income taxes	3,143	2.0%	2,432	2.0%	2,368	2.1%
Income of consolidated partnerships attributable to noncontrolling interests	(2,312)	(1.4)%	(2,311)	(1.9)%	(1,608)	(1.4)%
Non-qualified deferred compensation plan (income) loss	(428)	(0.3)%	218	0.2%	(171)	(0.2)%
Tax credits	(6,771)	(4.3)%	(4,846)	(4.1)%	(3,906)	(3.4)%
Other	(2,470)	(1.6)%	(2,118)	(1.8)%	(2,010)	(1.8)%
Total	$49,717	31.3%	$37,183	31.2%	$36,558	32.0%

Income taxes paid were $35.1 million in 2016, $23.3 million in 2015 and $27.0 million in 2014.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012. The Company is currently undergoing examinations by various tax authorities. The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $267,000 during the next 12 months.

The Company had $4.8 million of unrecognized tax benefits at December 25, 2016 of which, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits excluding interest and penalties is as follows, which is recorded as an other long-term liability (in thousands):

Balance at December 28, 2014	$4,328
Additions for tax positions of current year	529
Additions for tax positions of prior years	2,005
Reductions for lapse of statute of limitations	(1,192)
Balance at December 27, 2015	5,670
Additions for tax positions of current year	126
Additions for tax positions of prior years	183
Reductions for lapse of statute of limitations	(1,152)
Balance at December 25, 2016	$4,827

The Company’s 2016 and 2015 income tax expense includes a benefit of $278,000 and $217,000, respectively. The Company has accrued approximately $544,000 and $825,000 for the payment of interest and penalties as of December 25, 2016 and December 27, 2015, respectively.

16.  Related Party Transactions

Certain of our officers own equity interests in entities that franchise restaurants. Following is a summary of full-year transactions and year-end balances with PJMF and franchisees owned by related parties (in thousands):

	2016	2015	2014
Revenues from affiliates:
North America commissary sales and other sales	$2,620	$2,730	$3,161
North America franchise royalties and fees	413	394	385
Total	$3,033	$3,124	$3,546

	December 25,	December 27,
	2016	2015
Accounts receivable affiliates	$105	$157
Accounts payable affiliates	$12	$—

The revenues from affiliates were at rates and terms available to independent franchisees.

We paid $732,000 in 2016, $653,000 in 2015 and $770,000 in 2014 for charter aircraft services provided by an entity owned by our Founder, Chairman and Chief Executive Officer.

We had the following transactions with PJMF:

•

PJMF reimbursed Papa John’s $1.1 million, $841,000 and $634,000 in 2016, 2015, and 2014, respectively, for certain costs associated with national pizza giveaways awarded to our online loyalty program customers.

•

PJMF reimbursed Papa John’s $1.4 million in 2016 and 2015, and $1.2 million in 2014 for certain administrative services (i.e., marketing, accounting, and information services), graphic design services, services and expenses of our founder as brand spokesman, and for software maintenance fees.

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

Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc. was a conditionally certified collective and class action filed in August 2009 in the United States District Court, Eastern District of Missouri (“the Court”), alleging that delivery drivers were not properly reimbursed for mileage and expenses in accordance with the Fair Labor Standards Act (“FLSA”). Approximately 3,900 drivers out of a potential class size of 28,800 opted into the action. In December 2013, the Court granted a motion for class certification in five additional states, which added approximately 15,000 plaintiffs to the case. Though the Company denied any wrongdoing in this matter, the parties reached a settlement in principle, which was preliminarily approved by the Court in September 2015. With the preliminary settlement agreement, the Company recorded an expense of $12.3 million in June 2015 under the provisions of ASC 450, Contingencies. This amount is separately reported as a legal settlement in the consolidated statements of income. The Court issued its final order approving the settlement on January 12, 2016 and payments were distributed.  The settlement amount was finalized and paid in 2016 and the expense was adjusted accordingly with a reduction of approximately $900,000.

Leases

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. We also lease the tractors and trailers used by our distribution subsidiary, PJFS, for an average period of seven years. PJUK, our subsidiary located in the United Kingdom, also leases certain retail space, which is primarily subleased to our franchisees. Beginning in 2016, we reported this sublease rental income on a gross basis in our consolidated statements of income. Prior to 2016, this sublease rental income was reported on a net basis with lease expense. Total sublease payments for sites to our franchisees and other third parties, the majority of which were with PJUK, in 2016, 2015 and 2014 were $7.5 million, $6.5 million and $6.7 million, respectively.

Total lease expense was $45.0 million in 2016.  Total lease expense, net of sublease payments received, was $36.2 million in 2015 and $34.7 million in 2014.

Future lease costs and future expected sublease payments as of December 25, 2016, are as follows (in thousands):

		Future
		Expected
	Gross Lease	Sublease
Year	Costs	Payments
2017	$40,978	$6,099
2018	37,135	6,025
2019	30,415	6,271
2020	22,497	5,733
2021	16,424	5,447
Thereafter	54,413	37,085
Total	$201,862	$66,660

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

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 44 domestic leases. These leases have varying terms, the latest of which expires in 2022. As of December 25, 2016, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $4.1 million. The fair value of the guarantee is not material.

18.  Equity Compensation

We award stock options, time-based restricted stock and performance-based restricted stock units from time to time under the Papa John’s International, Inc. 2011 Omnibus Incentive Plan.

There are approximately 6.5 million shares of common stock authorized for issuance and remaining available under the 2011 Omnibus Incentive Plan as of December 25, 2016. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options outstanding as of December 25, 2016 generally expire ten years from the date of grant and generally vest over a three-year period.

We recorded stock-based employee compensation expense of $10.1 million in 2016, $9.4 million in 2015 and $8.7 million in 2014. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $3.7 million in 2016, $3.5 million in 2015 and $3.2 million in 2014. At December 25, 2016, there was $8.4 million of unrecognized compensation cost related to nonvested option awards, time-based restricted stock and performance-based restricted stock units, of which the Company expects to recognize $6.1 million in 2017, $2.1 million in 2018 and $250,000 in 2019.

Stock Options

Options exercised, which were issued from authorized shares, included 478,000 shares in 2016, 441,000 shares in 2015 and 759,000 shares in 2014. The total intrinsic value of the options exercised during 2016, 2015 and 2014 was $18.6 million, $20.3 million and $25.3 million, respectively. Cash received upon the exercise of stock options was $7.1 million, $5.2 million and $5.8 million during 2016, 2015 and 2014, respectively, and the related tax benefits realized were approximately $6.9 million, $7.5 million and $9.4 million during the corresponding periods.

Information pertaining to option activity during 2016 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value
Outstanding at December 27, 2015	1,419	$35.10
Granted	403	59.35
Exercised	(478)	22.57
Cancelled	(28)	58.47
Outstanding at December 25, 2016	1,316	$46.58	7.50	$53,153
Exercisable at December 25, 2016	652	$32.91	6.30	$35,233

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2016, 2015 and 2014:

	2016	2015	2014

Assumptions (weighted average):
Risk-free interest rate	1.3%	1.6%	1.8%
Expected dividend yield	1.2%	0.9%	1.0%
Expected volatility	27.4%	28.5%	35.7%
Expected term (in years)	5.5	5.5	6.0

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

Options granted generally vest in equal installments over three years and expire ten years after grant. The expected term for these options represents the period of time that options granted are expected to be outstanding. The expected term for 2016 and 2015 was calculated using historical experience and the expected term for 2014 was calculated using the simplified method prescribed by Securities and Exchange Commission rules and regulations because the expiration term of our options increased from five to ten years and there was insufficient historical detail to be used to estimate the expected term.

The weighted average grant-date fair values of options granted during 2016, 2015 and 2014 was $13.96, $16.93 and $16.48, respectively. The Company granted options to purchase 403,000, 330,000 and 293,000 shares in 2016, 2015 and 2014, respectively.

Restricted Stock and Restricted Stock Units

We granted shares of restricted stock that are time-based and generally vest in equal installments over three years (85,000 in 2016, 76,000 in 2015 and 89,000 in 2014). Upon vesting, the shares are issued from treasury stock. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. We consider time-based restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights. We declared dividends totaling $117,000 ($0.75 per share) in 2016, $110,000 ($0.63 per share) in 2015 and $128,000 ($0.53 per share) in 2014 to holders of time-based restricted stock.

Additionally, we granted stock settled performance-based restricted stock units to executive management (14,000 in 2016, 12,000 in 2015, and 17,000 in 2014). The vesting of these awards (a three-year cliff vest) is dependent upon the Company’s achievement of a compounded annual growth rate of earnings per share and the achievement of certain sales and unit growth metrics. Upon vesting, the shares are issued from authorized shares.

The fair value of both time-based restricted stock and performance-based restricted stock units is based on the market price of the Company’s shares on the grant date. Information pertaining to these awards during 2016 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Total as of December 27, 2015	184	51.21
Granted	99	59.57
Incremental Performance Shares*	—	—
Forfeited	(7)	58.80
Vested	(91)	43.35
Total as of December 25, 2016	185	$59.21

* No performance shares vested in 2016.

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

In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in other long-term assets ($21.7 million and $17.9 million at December 25, 2016 and December 27, 2015, respectively) and the associated liabilities ($22.0 million and $18.5 million at December 25, 2016 and December 27, 2015, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets.

At our discretion, we contributed a matching payment of 3%, up to a maximum of 6% deferred, in 2016 and 2015, and 1.5%, up to a maximum of 6% deferred, in 2014, of a participating employee’s earnings deferred into both the 401(k) Plan and the non-qualified deferred compensation plan. Such costs were $2.6 million in 2016, $1.5 million in 2015 and $734,000 in 2014.

20.  Segment Information

We have five reportable segments for all years presented: domestic Company-owned restaurants, North America commissaries, North America franchising, international operations, and “all other” units. The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants in the United States and Canada. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of our Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United

Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, risk management services, and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

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

Our segment information is as follows:

(In thousands)	2016	2015	2014

Revenues from external customers:
Domestic Company-owned restaurants	$815,931	$756,307	$701,854
North America commissaries	623,883	615,610	629,492
North America franchising	102,980	96,056	90,169
International	113,103	104,691	102,455
All others	57,723	64,711	74,179
Total revenues from external customers	$1,713,620	$1,637,375	$1,598,149

Intersegment revenues:
North America commissaries	$236,896	$224,067	$220,406
North America franchising	2,869	2,690	2,400
International	269	292	320
All others	16,410	14,821	22,851
Total intersegment revenues	$256,444	$241,870	$245,977

Depreciation and amortization:
Domestic Company-owned restaurants	$16,028	$14,841	$13,829
North America commissaries	6,027	6,205	6,776
International	2,188	2,935	3,903
All others	3,830	4,829	6,156
Unallocated corporate expenses	12,914	11,497	9,301
Total depreciation and amortization	$40,987	$40,307	$39,965

Income (loss) before income taxes:
Domestic Company-owned restaurants (1)	$75,136	$56,452	$40,969
North America commissaries	46,325	44,721	39,317
North America franchising	91,669	83,315	77,009
International (2)	11,408	10,891	7,250
All others	1,467	845	(9)
Unallocated corporate expenses (3)	(64,791)	(75,896)	(49,440)
Elimination of intersegment profit	(2,405)	(1,181)	(841)
Total income before income taxes	$158,809	$119,147	$114,255

(1)	Includes an $11.6 million refranchising gain in 2016. See Note 7 for additional information.
(2)	Includes a $1.4 million impairment loss in 2016. See Note 7 for additional information.
(3)	Includes a ($900,000) million legal settlement in 2016 and a $12.3 million legal settlement in 2015. See Note 17 for additional information.

(In thousands)	2016	2015	2014

Property and equipment:
Domestic Company-owned restaurants	$225,081	$223,246	$208,488
North America commissaries	128,469	110,344	107,992
International	15,673	14,826	25,443
All others	55,586	47,481	46,013
Unallocated corporate assets	192,548	179,665	169,105
Accumulated depreciation and amortization	(386,884)	(361,518)	(337,584)
Net property and equipment	$230,473	$214,044	$219,457

Expenditures for property and equipment:
Domestic Company-owned restaurants	$16,257	$14,631	$23,475
North America commissaries	14,164	3,924	5,756
International	4,390	4,540	1,708
All others	7,897	4,701	5,906
Unallocated corporate	12,846	11,176	11,810
Total expenditures for property and equipment	$55,554	$38,972	$48,655

21.  Quarterly Data - Unaudited, in Thousands, except Per Share Data

Our quarterly select financial data is as follows:

	Quarter
2016	1st	2nd	3rd	4th

Total revenues	$428,595	$422,964	$422,442	$439,619
Operating income	42,898	36,831	33,383	51,411
Net income attributable to the Company (a)	26,182	22,541	21,467	32,630
Basic earnings per common share (a)	$0.69	$0.61	$0.57	$0.89
Diluted earnings per common share (a)	$0.69	$0.61	$0.57	$0.88
Dividends declared per common share	$0.175	$0.175	$0.200	$0.200

	Quarter
2015	1st	2nd	3rd	4th

Total revenues	$432,284	$398,991	$389,284	$416,816
Operating income	37,645	30,996	27,437	40,229
Net income attributable to the Company (b)	22,236	10,780	17,971	24,695
Basic earnings per common share (b)	$0.56	$0.27	$0.46	$0.63
Diluted earnings per common share (b)	$0.55	$0.27	$0.45	$0.62
Dividends declared per common share	$0.140	$0.140	$0.175	$0.175

(a)

The fourth quarter of 2016 includes an after tax gain of $7.3 million and a favorable impact of $0.19 on basic and diluted EPS from the sale of a domestic Company-owned market to a franchisee, and an after tax loss of $900,000 and an unfavorable impact of $0.02 on basic and diluted EPS from an impairment charge related to our company-owned stores in China that are currently for sale. See Note 7 for additional information. The fourth quarter of 2016 also includes an after tax gain of $600,000 and favorable impact of $0.02 on basic and diluted EPS related to a legal settlement. See Note 17 for additional information.

(b)	The second quarter of 2015 includes an after tax legal settlement of $8.0 million and an unfavorable impact of $0.20 on basic and diluted earnings per share. See Note 17 for additional information.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2016.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Papa John’s International, Inc. and Subsidiaries

We have audited Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Papa John’s International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on our Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Papa John’s International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 25, 2016 and December 27, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2016 of Papa John’s International, Inc. and Subsidiaries and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 21, 2017

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 25, 2016 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 25, 2016 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved by security holders	1,315,632	$46.58	6,456,046
Equity compensation plans not approved by security holders *	158,969
Total	1,474,601	$46.58	6,456,046

*Represents shares of common stock issuable pursuant to the non-qualified deferred compensation plan. The weighted average exercise price (column b) does not include any assumed price for issuance of shares pursuant to the non-qualified deferred compensation plan.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Income for the years ended December 25, 2016, December 27, 2015 and December 28, 2014
•	Consolidated Statements of Comprehensive Income for the years ended December 25, 2016, December 27, 2015 and December 28, 2014
•	Consolidated Balance Sheets as of December 25, 2016 and December 27, 2015
•	Consolidated Statements of Stockholders’ Equity for the years ended December 25, 2016, December 27, 2015 and December 28, 2014
•	Consolidated Statements of Cash Flows for the years ended December 25, 2016, December 27, 2015 and December 28, 2014
•	Notes to Consolidated Financial Statements

(a)(2)Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year
(in thousands)

Fiscal year ended December 25, 2016

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$2,447	$659	$(1,620)	(1)	$1,486
Reserve for franchisee notes receivable	3,653	(250)	(644)	(1)	2,759
Valuation allowance on deferred tax assets	2,866	249	2,347		5,462
	$8,966	$658	$83		$9,707

Fiscal year ended December 27, 2015

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$3,814	$1,332	$(2,699)	(1)	$2,447
Reserve for franchisee notes receivable	3,132	(100)	621	(1)	3,653
Valuation allowance on deferred tax assets	2,932	(66)	—		2,866
	$9,878	$1,166	$(2,078)		$8,966

Fiscal year ended December 28, 2014

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,318	$2,297	$(2,801)	(1)	$3,814
Reserve for franchisee notes receivable	3,387	(502)	247	(1)	3,132
Valuation allowance on deferred tax assets	7,682	(4,750)	—		2,932
	$15,387	$(2,955)	$(2,554)		$9,878

(1)	Uncollectible accounts written off and reclassifications between accounts and notes receivable reserves.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)Exhibits:

The exhibits listed in the accompanying index to Exhibits are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2017		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ John H. Schnatter
John H. Schnatter
Founder, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder, Chairman and	February 21, 2017
John H. Schnatter	Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher L. Coleman	Director	February 21, 2017
Christopher L. Coleman

/s/ Olivia F. Kirtley	Director	February 21, 2017
Olivia F. Kirtley

/s/ Laurette T. Koellner	Director	February 21, 2017
Laurette T. Koellner

/s/ Sonya E. Medina	Director	February 21, 2017
Sonya E. Medina

/s/ Mark S. Shapiro	Director	February 21, 2017
Mark S. Shapiro

/s/ W. Kent Taylor	Director	February 21, 2017
W. Kent Taylor

/s/ Lance F. Tucker	Senior Vice President, Chief	February 21, 2017
Lance F. Tucker	Financial Officer, Chief Administrative
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

10.4

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

10.5

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

10.6

First Amended and Restated Credit Agreement by and among Papa John’s International, Inc., the Guarantors party thereto, PNC Bank, National Association, as a lender and in its capacity as Administrative Agent for the lenders; JPMorgan Chase Bank, N.A., as a lender and in its capacity as Co-Syndication Agent for the lenders;  Bank of America, N.A., as a lender and in its capacity as Documentation Agent for the lenders; U.S. Bank, National Association, as a lender and in its capacity as Co-Syndication Agent for the lenders, and Branch Banking and Trust Company, as a lender.  Exhibit 10.1 to our Report on Form 8-K as filed on May 6, 2013 is incorporated herein by reference.

10.7*

Papa John’s International, Inc. Deferred Compensation Plan, as amended through December 5, 2012. Exhibit 10.1 to our report on Form 10-K as filed on February 28, 2013 is incorporated herein by reference.

10.8*	Papa John’s International, Inc. 2008 Omnibus Incentive Plan. Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-150762) dated May 5, 2008 is incorporated herein by reference.

10.9*	Papa John’s International, Inc. 2011 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 3, 2011 is incorporated herein by reference.

10.10*	Agreement for Service as Chairman between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on August 15, 2007 is incorporated herein by reference.

10.11*	Agreement for Service as Founder between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on August 15, 2007 is incorporated herein by reference.

10.12*

Amended and Restated Exclusive License Agreement between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on May 19, 2008 is incorporated herein by reference.

10.13*	Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 10-Q filed on May 1, 2012, is incorporated herein by reference.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 25, 2016, filed on February 21, 2017 formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.