Form 10-Q
period 2017-03-26
PAPA JOHNS INTERNATIONAL INC
filed 2017-05-02
CIK 901491

PIZZA

PAPA JOHN'S®

BETTER INGREDIENTS.
BETTER PIZZA.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At April 25, 2017, there were outstanding 36,766,262 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 26,	December 25,
(In thousands, except per share amounts)	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,715	$15,563
Accounts receivable, net	60,586	59,691
Notes receivable, net	3,626	3,417
Income taxes receivable	—	2,372
Inventories	22,711	25,132
Prepaid expenses	20,534	24,105
Other current assets	9,365	9,038
Assets held for sale	6,031	6,257
Total current assets	145,568	145,575
Property and equipment, net	230,765	230,473
Notes receivable, less current portion net	10,443	10,141
Goodwill	85,787	85,529
Deferred income taxes	212	769
Other assets	43,674	40,078
Total assets	$516,449	$512,565

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,362	$42,701
Income and other taxes payable	16,357	8,540
Accrued expenses and other current liabilities	66,705	76,789
Total current liabilities	120,424	128,030
Deferred revenue	3,157	3,313
Long-term debt, net	294,332	299,820
Deferred income taxes	10,559	10,047
Other long-term liabilities	56,704	53,093
Total liabilities	485,176	494,303

Redeemable noncontrolling interests	8,735	8,461

Stockholders’ equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 44,151 at March 26, 2017 and 44,066 at December 25, 2016)	441	441
Additional paid-in capital	174,364	172,573
Accumulated other comprehensive loss	(5,796)	(5,887)
Retained earnings	240,870	219,278
Treasury stock (7,497 shares at March 26, 2017 and 7,383 shares at December 25, 2016, at cost)	(401,029)	(390,316)
Total stockholders’ equity (deficit), net of noncontrolling interests	8,850	(3,911)
Noncontrolling interests in subsidiaries	13,688	13,712
Total stockholders’ equity	22,538	9,801
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$516,449	$512,565

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended
(In thousands, except per share amounts)	March 26, 2017	March 27, 2016
Revenues:
Domestic Company-owned restaurant sales	$206,896	$205,679
North America franchise royalties and fees	27,607	26,476
North America commissary and other sales	186,245	168,985
International	28,518	27,455
Total revenues	449,266	428,595
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	165,419	161,310
North America commissary and other expenses	173,712	156,806
International expenses	17,990	17,590
General and administrative expenses	38,007	40,247
Depreciation and amortization	10,457	9,744
Total costs and expenses	405,585	385,697
Operating income	43,681	42,898
Net interest expense	(1,810)	(1,489)
Income before income taxes	41,871	41,409
Income tax expense	11,972	13,358
Net income before attribution to noncontrolling interests	29,899	28,051
Income attributable to noncontrolling interests	(1,471)	(1,869)
Net income attributable to the Company	$28,428	$26,182

Calculation of income for earnings per share:
Net income attributable to the Company	$28,428	$26,182
Change in noncontrolling interest redemption value	520	220
Net income attributable to participating securities	(117)	(110)
Net income attributable to common shareholders	$28,831	$26,292

Basic earnings per common share	$0.78	$0.69
Diluted earnings per common share	$0.77	$0.69

Basic weighted average common shares outstanding	36,810	37,931
Diluted weighted average common shares outstanding	37,350	38,297

Dividends declared per common share	$0.20	$0.175

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
(In thousands)	March 26, 2017	March 27, 2016

Net income before attribution to noncontrolling interests	$29,899	$28,051
Other comprehensive income (loss), before tax:
Foreign currency income (loss) adjustments	613	(2,071)
Interest rate swaps (1)	(468)	(3,289)
Other comprehensive income (loss), before tax	145	(5,360)
Income tax effect:
Foreign currency translation adjustments	(227)	766
Interest rate swaps (2)	173	1,217
Income tax effect	(54)	1,983
Other comprehensive income (loss), net of tax	91	(3,377)
Comprehensive income before attribution to noncontrolling interests	29,990	24,674
Comprehensive loss, redeemable noncontrolling interests	(794)	(1,244)
Comprehensive loss, nonredeemable noncontrolling interests	(677)	(625)
Comprehensive income attributable to the Company	$28,519	$22,805

(1)

Amounts reclassified out of accumulated other comprehensive income (loss) into net interest expense included $198 for the three months ended March 26, 2017 and $317 for the three months ended March 27, 2016.

(2)

The income tax effects of amounts reclassified out of accumulated other comprehensive income (loss) into net interest expense were $73 for the three months ended March 26, 2017 and $117 for the three months ended March 27, 2016.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	March 26, 2017	March 27, 2016
Operating activities
Net income before attribution to noncontrolling interests	$29,899	$28,051
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	(417)	216
Depreciation and amortization	10,457	9,744
Deferred income taxes	1,015	7,141
Stock-based compensation expense	2,736	2,172
Other	769	1,101
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,048)	6,457
Income taxes receivable	2,372	4,107
Inventories	2,425	(612)
Prepaid expenses	3,574	1,938
Other current assets	(134)	(314)
Other assets and liabilities	(1,577)	(614)
Accounts payable	(5,239)	(10,007)
Income and other taxes payable	7,817	277
Accrued expenses and other current liabilities	(5,164)	(16,738)
Deferred revenue	(156)	934
Net cash provided by operating activities	47,329	33,853
Investing activities
Purchases of property and equipment	(15,064)	(10,249)
Loans issued	(715)	(917)
Repayments of loans issued	863	1,275
Acquisitions, net of cash acquired	(21)	(11,202)
Other	7	159
Net cash used in investing activities	(14,930)	(20,934)
Financing activities
Net (repayments) proceeds from issuance of long-term debt	(5,575)	61,500
Cash dividends paid	(7,354)	(6,628)
Tax payments for equity award issuances	(2,259)	(5,670)
Proceeds from exercise of stock options	3,248	922
Acquisition of Company common stock	(13,075)	(66,033)
Distributions to noncontrolling interest holders	(702)	(980)
Other	396	294
Net cash used in financing activities	(25,321)	(16,595)
Effect of exchange rate changes on cash and cash equivalents	74	(58)
Change in cash and cash equivalents	7,152	(3,734)
Cash and cash equivalents at beginning of period	15,563	21,006
Cash and cash equivalents at end of period	$22,715	$17,272

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 26, 2017

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 26, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 25, 2016.

2.Significant Accounting Policies

Noncontrolling Interests

Papa John’s has five joint venture arrangements in which there are noncontrolling interests held by third parties. These joint ventures include 223 restaurants at March 26, 2017 and 213 restaurants at March 27, 2016. We are required to report the consolidated net income at amounts attributable to the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the condensed consolidated statements of income attributable to the noncontrolling interest holder.

The income before income taxes attributable to these joint ventures for the three months ended March 26, 2017 and March 27, 2016 was as follows (in thousands):

	March 26,	March 27,
	2017	2016

Papa John’s International, Inc.	$2,362	$2,760
Noncontrolling interests	1,471	1,869
Total income before income taxes	$3,833	$4,629

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of March 26, 2017, we had a net deferred tax liability of approximately $10.3 million.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 26, 2017 and December 25, 2016 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
March 26, 2017
Financial assets:
Cash surrender value of life insurance policies (a)	$24,238	$24,238	$—	$—

Financial liabilities:
Interest rate swaps (b)	1,238	—	1,238	—

December 25, 2016
Financial assets:
Cash surrender value of life insurance policies (a)	$21,690	$21,690	$—	$—

Financial liabilities:
Interest rate swaps (b)	770	—	770	—

(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)

The fair value of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Our assets and liabilities that were measured at fair value on a non-recurring basis as of March 26, 2017 and December 25, 2016 include assets held for sale.  The fair value was determined using a discounted cash flow model with unobservable inputs (Level 3) less estimated selling costs.  No impairment loss was recorded for these assets held for sale for the three months ended March 26, 2017.

There were no transfers among levels within the fair value hierarchy during the three months ended March 26, 2017.

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

Accounting Standards Adopted

Employee Share-Based Payments

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The guidance simplified the accounting and financial reporting of the income tax impact of stock-based compensation arrangements.  This guidance requires excess tax benefits to be recorded as a discrete item within income tax expense rather than additional paid-in capital.  In addition, excess tax benefits are required to be classified as cash from operating activities rather than cash from financing activities.

The Company adopted this guidance as of the beginning of fiscal 2017.  The Company elected to apply the cash flow guidance of ASU 2016-09 retrospectively to all prior periods.  The impact of retrospectively applying this guidance to the consolidated statement of cash flows for the three months ended March 27, 2016 was a $3.9 million increase in net cash provided by operating activities and a corresponding increase in net cash used in financing activities.  The Company elected to continue to estimate forfeitures, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

Accounting Standards to be Adopted in Future Periods

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. This update requires companies to recognize revenue at amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. Such estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Companies can either apply a full retrospective adoption or a modified retrospective adoption. In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”.

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

Additionally,  the change in the redemption value for the noncontrolling interest of one of our joint ventures increases or decreases income attributable to common shareholders.

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended
	March 26,	March 27,
	2017	2016

Basic earnings per common share:
Net income attributable to the Company	$28,428	$26,182
Change in noncontrolling interest redemption value	520	220
Net income attributable to participating securities	(117)	(110)
Net income attributable to common shareholders	$28,831	$26,292

Weighted average common shares outstanding	36,810	37,931
Basic earnings per common share	$0.78	$0.69

Diluted earnings per common share:
Net income attributable to common shareholders	$28,831	$26,292

Weighted average common shares outstanding	36,810	37,931
Dilutive effect of outstanding equity awards (a)	540	366
Diluted weighted average common shares outstanding	37,350	38,297
Diluted earnings per common share	$0.77	$0.69

(a) Excludes 117 and 476 awards for the three months ended March 26, 2017 and March 27, 2016, respectively, as the effect of including such awards would have been antidilutive.

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

The aggregate final purchase price of the 2016 acquisitions has been allocated as follows (in thousands):

Property and equipment	$1,028
Franchise rights	1,230
Goodwill	8,837
Other	107
Total purchase price	$11,202

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill for the domestic Company-owned restaurants segment and is eligible for deduction over 15 years under U.S. tax regulations.

5.Debt

Long-term debt, net consists of the following (in thousands):

	March 26,	December 25,
	2017	2016
Outstanding debt	$295,000	$300,575
Debt issuance costs	(668)	(755)
Total long-term debt, net	$294,332	$299,820

Our outstanding debt is comprised entirely of a $500 million unsecured revolving line of credit (“Credit Facility”) with an expiration date of October 31, 2019. Including outstanding letters of credit, the remaining availability under the Credit Facility was approximately $176.6 million as of March 26, 2017.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At March 26, 2017, we were in compliance with these covenants.

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

As of March 26, 2017, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt		Fixed Rates
July 30, 2013 through April 30, 2018	$75	million	1.42%
December 30, 2014 through April 30, 2018	$50	million	1.36%
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%

The weighted average interest rates on the Credit Facility, including the impact of the interest rate swap agreements, were 2.2% and 2.1% for the three months ended March 26, 2017 and March 27, 2016, respectively. Interest paid, including payments made or received under the swaps, was $1.9 million and $1.6 million for the three months ended March 26, 2017 and March 27, 2016, respectively. As of March 26, 2017, the portion of the aggregate $1.2 million interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $200,000.

6.Segment Information

We have five reportable segments: domestic Company-owned restaurants, North America commissaries, North America franchising, international operations and “all other” units. The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants in the United States and Canada. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

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

Our segment information is as follows (in thousands):

(In thousands)	March 26, 2017	March 27, 2016

Revenues from external customers:
Domestic Company-owned restaurants	$206,896	$205,679
North America commissaries	171,340	155,954
North America franchising	27,607	26,476
International	28,518	27,455
All others	14,905	13,031
Total revenues from external customers	$449,266	$428,595

Intersegment revenues:
North America commissaries	$61,736	$58,326
North America franchising	764	713
International	63	65
All others	5,026	4,097
Total intersegment revenues	$67,589	$63,201

Income (loss) before income taxes:
Domestic Company-owned restaurants	$15,487	$20,187
North America commissaries	12,244	11,546
North America franchising	24,875	23,580
International	4,344	3,038
All others	(166)	51
Unallocated corporate expenses	(15,755)	(16,332)
Elimination of intersegment profit and losses	842	(661)
Total income before income taxes	$41,871	$41,409

Property and equipment:
Domestic Company-owned restaurants	$226,420
North America commissaries	130,475
International	16,426
All others	57,163
Unallocated corporate assets	195,321
Accumulated depreciation and amortization	(395,040)
Net property and equipment	$230,765

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At March 26, 2017, there were 5,082 Papa John’s restaurants (746 Company-owned and 4,336 franchised) operating in all 50 states and 45 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, and information systems and related services used in their operations.

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

Restaurant Progression

	Three Months Ended
	March 26, 2017	March 27, 2016

North America Company-owned:
Beginning of period	702	707
Opened	2	2
Acquired	1	20
End of period	705	729
International Company-owned:
Beginning of period	42	45
Closed	(1)	(1)
End of period	41	44
North America franchised:
Beginning of period	2,739	2,681
Opened	15	18
Closed	(30)	(18)
Divested	(1)	(20)
End of period	2,723	2,661
International franchised:
Beginning of period	1,614	1,460
Opened	38	24
Closed	(39)	(15)
End of period	1,613	1,469
Total restaurants - end of period	5,082	4,903

Results of Operations

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $206.9 million in the first quarter of 2017, an increase of $1.2 million, or 0.6%, compared to the first quarter of 2016, primarily due to a 3.0% increase in comparable sales.  This was somewhat offset by a 2.4% decrease in equivalent units due to the refranchising of 42 restaurants in the fourth quarter of 2016. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise royalties and fees were $27.6 million in the first quarter of 2017, an increase of $1.1 million, or 4.3%, compared to the first quarter of 2016. The increase was primarily due to a 1.7% increase in comparable sales and a 2.6% increase in equivalent units. North America franchise restaurant sales increased 4.1% to $587.4 million for the first quarter of 2017. The increase is primarily due to the increase in comparable sales and equivalent units noted above.  Franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary and other sales were $186.2 million in the first quarter of 2017, an increase of $17.3 million, or 10.2%, compared to the first quarter of 2016. The increase was primarily due to higher commissary sales from an increase in volumes and the impact of higher commodities, primarily cheese.

International revenues were $28.5 million in the first quarter of 2017, an increase of $1.1 million, or 3.9%, compared to the first quarter of 2016.  This increase was net of the negative impact of foreign currency exchange rates of approximately $3.1 million.  The increase was primarily due to an increase in the number of restaurants and a 6.0% increase in comparable sales, calculated on a constant dollar basis.  This increase was partially offset by lower China Company-owned restaurant revenues primarily due to negative comparable sales and fewer restaurants.   International franchise restaurant sales increased 14.0% to $175.9 million in the first quarter of 2017. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Costs and expenses.  The operating margin for domestic Company-owned restaurants was 20.0% in the first quarter of 2017 compared to 21.6% in the first quarter of 2016, and consisted of the following (dollars in thousands):

	Three Months Ended
	March 26, 2017		March 27, 2016

Restaurant sales	$206,896		$205,679

Cost of sales	46,912	22.7%	47,201	22.9%
Other operating expenses	118,507	57.3%	114,109	55.5%
Total expenses	$165,419	80.0%	$161,310	78.4%

Margin	$41,477	20.0%	$44,369	21.6%

Domestic Company-owned restaurants cost of sales approximated the prior year comparable period. Domestic restaurants other operating expenses were approximately 1.8% higher as a percentage of sales primarily due to increased labor costs including higher minimum wages, higher non-owned automobile claims costs, and increased mileage reimbursement costs from higher fuel prices.

North America commissary and other margin was 6.7% in the first quarter of 2017 compared to 7.2% in the first quarter of 2016 and consisted of the following (dollars in thousands):

	Three Months Ended
	March 26, 2017				March 27, 2016
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
North America commissary	$171,340	$159,957	$11,383	6.6%	$155,954	$144,573	$11,381	7.3%
All others	14,905	13,755	1,150	7.7%	13,031	12,233	798	6.1%
North America commissary and other	$186,245	$173,712	$12,533	6.7%	$168,985	$156,806	$12,179	7.2%

North America commissary margin was 0.7% lower primarily due to higher delivery costs including higher driver labor and higher fuel costs.  The “All others” margin was 1.6% higher in the first quarter of 2017 primarily due to improved operating results for our online and mobile ordering business.

The international operating margin was 36.9% in the first quarter of 2017 compared to 35.9% in the first quarter of 2016 and consisted of the following (dollars in thousands):

	Three Months Ended
	March 26, 2017				March 27, 2016
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$7,936	$-	$7,936		$6,868	$-	$6,868
Restaurant, commissary and other	20,582	17,990	2,592	12.6%	20,587	17,590	2,997	14.6%
Total international	$28,518	$17,990	$10,528	36.9%	$27,455	$17,590	$9,865	35.9%

The higher margin was primarily due to an increase in franchise royalties and fees due to an increase in the number of restaurants and comparable sales of 6.0%.  This increase was partially offset by a lower commissary margin in 2017 which was planned.

General and administrative (“G&A”) expenses were $38.0 million, or 8.5% of revenues in the first quarter of 2017, compared to $40.2 million, or 9.4% of revenues in the first quarter of 2016. The decrease of $2.2 million was primarily due to the following:

•	Corporate G&A costs decreased primarily due to a decrease in bad debt expense.
•	Domestic Company-owned restaurant supervisor bonuses decreased due to lower operating results.
•	North America franchise incentive costs were lower.
•	International G&A costs decreased primarily due to the timing of advertising spend.

Depreciation and amortization. Depreciation and amortization was $10.5 million, or 2.3% of revenues in the first quarter of 2017, compared to $9.7 million, or 2.3% of revenues in the first quarter of 2016.

Net interest expense. Net interest expense increased approximately $300,000 in the first quarter of 2017 compared to the first quarter of 2016 primarily due to a higher average outstanding debt balance and higher interest rate.

Total income before income taxes. Total income before income taxes increased approximately $500,000, or 1.1%, in the first quarter of 2017 as compared to the first quarter of 2016. The increase is attributable primarily to the factors affecting our revenues and costs and expenses described above.

Income tax expense.  The effective income tax rate was 28.6% in the first quarter of 2017 compared to 32.3% in the first quarter of 2016.  This decrease was primarily due to the adoption of new accounting guidance for share-based compensation in the first quarter of 2017.  This guidance requires excess tax benefits recognized on stock based awards to be recorded as a reduction of income tax expense rather than equity.  The impact of this adoption decreased our effective tax rate by 3.2%.

Diluted earnings per share. Diluted earnings per share was $0.77 in the first quarter of 2017 compared to $0.69 in the first quarter of 2016, an increase of $0.08, or 11.6%  primarily due to an increase in net income and a decrease in shares outstanding.  Diluted earnings per share was favorably impacted by approximately $0.03 due to the adoption of the new guidance for accounting for share-based compensation.  Excluding the impact of this adoption, diluted earnings per share would have increased 7.2% compared to first quarter 2016.

Liquidity and Capital Resources

Debt

Our debt is comprised entirely of a $500 million unsecured revolving line of credit (“Credit Facility”) with outstanding balances of $295.0 million as of March 26, 2017 and $300.6 million as of December 25, 2016.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The spread over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Credit Facility. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $176.6 million as of March 26, 2017.

As of March 26, 2017, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt	Fixed Rates
July 30, 2013 through April 30, 2018	$75 million	1.42%
December 30, 2014 through April 30, 2018	$50 million	1.36%
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%

Our Credit Facility contains affirmative and negative covenants, including the following financial covenants, as defined by the Credit Facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	March 26, 2017
Leverage Ratio	Not to exceed 3.0 to 1.0	1.5 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.8 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of March 26, 2017.

Cash Flows

Cash flow provided by operating activities was $47.3 million for the three months ended March 26, 2017, compared to $33.9 million for the same period in 2016. The increase of approximately $13.5 million was primarily due to the payment of approximately $12.5 million in the first quarter of 2016 for a legal settlement and higher net income.

Our free cash flow, a non-GAAP financial measure, was as follows for the three months ended March 26, 2017 and March 27, 2016 (in thousands):

	Three Months Ended
	March 26,	March 27,
	2017	2016

Net cash provided by operating activities	$47,329	$33,853
Purchases of property and equipment	(15,064)	(10,249)
Free cash flow (a)	$32,265	$23,604

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

Cash flow used in investing activities was $14.9 million for the three months ended March 26, 2017, compared to $20.9 million for the same period in 2016, or a decrease of $6.0 million. The decrease in cash flow used in investing activities was primarily due to the acquisition of 20 restaurants from franchisees in the first quarter of 2016 offset by construction costs for our new domestic commissary in Georgia, which will open in mid-2017.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings on our Credit Facility. We repurchased $13.1 million and $66.0 million of common stock for the three months ended March 26, 2017 and March 27, 2016, respectively. Subsequent to March 26, 2017, through April 25, 2017, we repurchased an additional $3.9 million of common stock. As of April 25, 2017, $120.3 million remained available for repurchase under our Board of Directors’ authorization.

We paid cash dividends of $7.4 million ($0.20 per common share) and $6.6 million ($0.175 per common share) for the three months ended March 26, 2017 and March 27, 2016, respectively. Subsequent to the first quarter on April 27, 2017, our Board of Directors declared a second quarter dividend of $0.20 per common share (approximately $7.4 million based on current shareholders of record). The dividend will be paid on May 19, 2017 to shareholders of record as of the close of business on May 8, 2017. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

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

•

disruption of our supply chain or commissary operations which could be caused by our sole source of supply of cheese or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, or geopolitical or other disruptions beyond our control;

•

increased risks associated with our international operations, including economic and political conditions, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth;

•	the impact of current or future claims and litigation, including labor and employment-related claims;
•	current, proposed or future legislation that could impact our business;
•	failure to effectively execute succession planning, and our reliance on the multiple roles of our founder, chairman and chief executive officer, who also serves as our brand spokesperson;
•

disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential company, employee and customer information, including payment cards; and

•

changes in GAAP, including new standards for accounting for share-based compensation that may result in changes to our net income. Based on recent share prices, the impact of the 2017 adoption of this guidance would be favorable throughout 2017.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2016, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of a $500 million Credit Facility with outstanding balances of $295.0 million as of March 26, 2017 and $300.6 million as of December 25, 2016, and a maturity date of October 31, 2019.  The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

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

As of March 26, 2017, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt	Fixed Rates
July 30, 2013 through April 30, 2018	$75 million	1.42%
December 30, 2014 through April 30, 2018	$50 million	1.36%
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%

The weighted average interest rate on the Credit Facility, including the impact of the interest rate swap agreements, was 2.2% as of March 26, 2017. An increase in the present interest rate of 100 basis points on the Credit Facility balance outstanding as of March 26, 2017, including the impact of the interest rate swaps, would increase interest expense by $1.7 million.

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

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a negative impact on our revenues of approximately $3.1 million and $1.9 million for the three months ended March 26, 2017 and March 27, 2016, respectively.  Foreign currency exchange rate fluctuations had no significant impact on income before income taxes for the three months ended March 26, 2017 and a negative impact on our income before income taxes of $700,000 for the three months ended March 27, 2016.

The recent referendum in the United Kingdom, the outcome of which was a vote to leave the European Union known as Brexit, has resulted in exchange rate fluctuations.  The future impact of Brexit on our franchise operations included in the European Union could also include but may not be limited to additional currency volatility and future trade, tariff, and regulatory changes.  As of March 26, 2017, six of our 45 international country operations are included in the European Union.

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

The following table presents the actual average block price for cheese by quarter through the first quarter of 2017 and the projected average block price for cheese by quarter through 2017 (based on the April 25, 2017 Chicago Mercantile Exchange cheese futures market prices):

	2017		2016
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.613		$1.473
Quarter 2	1.523		1.405
Quarter 3	1.684		1.691
Quarter 4	1.711		1.718
Full Year	$1.633	*	$1.572

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $1.575 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 28, 2018. Through March 26, 2017, a total of 109.7 million shares with an aggregate cost of $1.5 billion and an average price of $13.22 per share have been repurchased under this program. Subsequent to March 26, 2017, through April 25, 2017, we acquired an additional 49,000 shares at an aggregate cost of $3.9 million. As of April 25, 2017, approximately $120.3 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended March 26, 2017 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

12/26/2016 - 1/22/2017	44	$86.46	109,645	$133,463
1/23/2017 - 2/19/2017	50	$83.94	109,695	$129,307
2/20/2017 - 3/26/2017	65	$78.45	109,760	$124,225

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During the fiscal quarter ended March 26, 2017, the Company acquired approximately 23,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 26, 2017, filed on May 2, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 2, 2017	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President,
Chief Financial Officer,
Chief Administrative Officer and Treasurer