Form 10-Q
period 2017-06-25
PAPA JOHNS INTERNATIONAL INC
filed 2017-08-01
CIK 901491

PIZZA

PAPA JOHN'S®

BETTER INGREDIENTS.
BETTER PIZZA.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2017

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

At July 27, 2017, there were outstanding 36,416,998 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 25,	December 25,
(In thousands, except per share amounts)	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,247	$15,563
Accounts receivable, net	59,882	59,691
Notes receivable, net	3,680	3,417
Income taxes receivable	2,417	2,372
Inventories	24,586	25,132
Prepaid expenses	21,142	24,105
Other current assets	9,363	9,038
Assets held for sale	6,272	6,257
Total current assets	149,589	145,575
Property and equipment, net	234,524	230,473
Notes receivable, less current portion net	10,709	10,141
Goodwill	85,922	85,529
Deferred income taxes	315	769
Other assets	44,583	40,078
Total assets	$525,642	$512,565

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,653	$42,701
Income and other taxes payable	9,815	8,540
Accrued expenses and other current liabilities	67,772	76,789
Total current liabilities	116,240	128,030
Deferred revenue	3,060	3,313
Long-term debt, net	305,149	299,820
Deferred income taxes	9,416	10,047
Other long-term liabilities	60,179	53,093
Total liabilities	494,044	494,303

Redeemable noncontrolling interests	8,819	8,461

Stockholders’ equity:
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 44,197 at June 25, 2017 and 44,066 at December 25, 2016)	442	441
Additional paid-in capital	179,180	172,573
Accumulated other comprehensive loss	(6,457)	(5,887)
Retained earnings	257,742	219,278
Treasury stock (7,757 shares at June 25, 2017 and 7,383 shares at December 25, 2016, at cost)	(421,828)	(390,316)
Total stockholders’ equity (deficit), net of noncontrolling interests	9,079	(3,911)
Noncontrolling interests in subsidiaries	13,700	13,712
Total stockholders’ equity	22,779	9,801
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$525,642	$512,565

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenues:
Domestic Company-owned restaurant sales	$202,756	$204,248	$409,652	$409,927
North America franchise royalties and fees	26,588	25,302	54,195	51,778
North America commissary and other sales	175,204	164,954	361,449	333,939
International	30,230	28,460	58,748	55,915
Total revenues	434,778	422,964	884,044	851,559
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	162,433	163,469	327,852	324,779
North America commissary and other expenses	162,989	152,258	336,701	309,064
International expenses	19,482	17,752	37,472	35,342
General and administrative expenses	42,003	42,623	80,010	82,870
Depreciation and amortization	10,654	10,031	21,111	19,775
Total costs and expenses	397,561	386,133	803,146	771,830
Operating income	37,217	36,831	80,898	79,729
Net interest expense	(1,759)	(1,631)	(3,569)	(3,120)
Income before income taxes	35,458	35,200	77,329	76,609
Income tax expense	10,476	11,088	22,448	24,446
Net income before attribution to noncontrolling interests	24,982	24,112	54,881	52,163
Income attributable to noncontrolling interests	(1,444)	(1,571)	(2,915)	(3,440)
Net income attributable to the Company	$23,538	$22,541	$51,966	$48,723

Calculation of income for earnings per share:
Net income attributable to the Company	$23,538	$22,541	$51,966	$48,723
Change in noncontrolling interest redemption value	662	279	1,182	499
Net income attributable to participating securities	(99)	(91)	(216)	(201)
Net income attributable to common shareholders	$24,101	$22,729	$52,932	$49,021

Basic earnings per common share	$0.66	$0.61	$1.44	$1.30
Diluted earnings per common share	$0.65	$0.61	$1.42	$1.29

Basic weighted average common shares outstanding	36,732	37,203	36,771	37,567
Diluted weighted average common shares outstanding	37,217	37,507	37,283	37,904

Dividends declared per common share	$0.20	$0.175	$0.40	$0.35

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016

Net income before attribution to noncontrolling interests	$24,982	$24,112	$54,881	$52,163
Other comprehensive income (loss), before tax:
Foreign currency income (loss) adjustments	808	(1,441)	1,421	(3,513)
Interest rate swaps (1)	(1,857)	(2,760)	(2,325)	(6,049)
Other comprehensive loss, before tax	(1,049)	(4,201)	(904)	(9,562)
Income tax effect:
Foreign currency translation adjustments	(299)	533	(526)	1,300
Interest rate swaps (2)	687	1,021	860	2,238
Income tax effect	388	1,554	334	3,538
Other comprehensive loss, net of tax	(661)	(2,647)	(570)	(6,024)
Comprehensive income before attribution to noncontrolling interests	24,321	21,465	54,311	46,139
Comprehensive loss, redeemable noncontrolling interests	(745)	(881)	(1,539)	(2,125)
Comprehensive loss, nonredeemable noncontrolling interests	(699)	(690)	(1,376)	(1,315)
Comprehensive income attributable to the Company	$22,877	$19,894	$51,396	$42,699

(1)

Amounts reclassified out of accumulated other comprehensive loss into net interest expense included $126 and $324 for the three and six months ended June 25, 2017, respectively, and $311 and $628 for the three and six months ended June 26, 2016, respectively.

(2)

The income tax effects of amounts reclassified out of accumulated other comprehensive loss into net interest expense were $47 and $120 for the three and six months ended June 25, 2017, respectively, and $115 and $232 for the three and six months ended June 26, 2016, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 25, 2017	June 26, 2016
Operating activities
Net income before attribution to noncontrolling interests	$54,881	$52,163
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	(1,091)	247
Depreciation and amortization	21,111	19,775
Deferred income taxes	158	3,786
Stock-based compensation expense	5,571	4,893
Other	1,978	1,883
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(355)	6,680
Income taxes receivable	(45)	4,018
Inventories	550	(877)
Prepaid expenses	2,966	2,548
Other current assets	(372)	1,269
Other assets and liabilities	(1,559)	(1,724)
Accounts payable	(3,950)	(8,654)
Income and other taxes payable	1,275	3,703
Accrued expenses and other current liabilities	(3,002)	(11,425)
Deferred revenue	(253)	1,328
Net cash provided by operating activities	77,863	79,613
Investing activities
Purchases of property and equipment	(30,457)	(24,001)
Loans issued	(1,476)	(1,630)
Repayments of loans issued	2,125	5,382
Acquisitions, net of cash acquired	(21)	(11,202)
Other	25	165
Net cash used in investing activities	(29,804)	(31,286)
Financing activities
Net proceeds from issuance of long-term debt	5,156	61,375
Cash dividends paid	(14,703)	(13,130)
Tax payments for equity award issuances	(2,282)	(5,831)
Proceeds from exercise of stock options	5,218	2,812
Acquisition of Company common stock	(33,968)	(96,355)
Distributions to noncontrolling interest holders	(1,389)	(3,200)
Other	494	391
Net cash used in financing activities	(41,474)	(53,938)
Effect of exchange rate changes on cash and cash equivalents	99	(129)
Change in cash and cash equivalents	6,684	(5,740)
Cash and cash equivalents at beginning of period	15,563	21,006
Cash and cash equivalents at end of period	$22,247	$15,266

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 25, 2017

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 25, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 25, 2016.

2.Significant Accounting Policies

Noncontrolling Interests

Papa John’s has five joint venture arrangements in which there are noncontrolling interests held by third parties. These joint ventures include 223 restaurants at June 25, 2017 and 215 restaurants at June 26, 2016. We are required to report the consolidated net income at amounts attributable to the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the condensed consolidated statements of income attributable to the noncontrolling interest holder.

The income before income taxes attributable to these joint ventures for the three and six months ended June 25, 2017 and June 26, 2016 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2017	2016	2017	2016

Papa John’s International, Inc.	$2,341	$2,529	$4,703	$5,289
Noncontrolling interests	1,444	1,571	2,915	3,440
Total income before income taxes	$3,785	$4,100	$7,618	$8,729

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. As a result, our effective tax rate may fluctuate. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of June 25, 2017, we had a net deferred tax liability of approximately $9.1 million.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 25, 2017 and December 25, 2016 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
June 25, 2017
Financial assets:
Cash surrender value of life insurance policies (a)	$25,396	$25,396	$—	$—

Financial liabilities:
Interest rate swaps (b)	3,095	—	3,095	—

December 25, 2016
Financial assets:
Cash surrender value of life insurance policies (a)	$21,690	$21,690	$—	$—

Financial liabilities:
Interest rate swaps (b)	770	—	770	—

(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)

The fair value of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Our assets and liabilities that were measured at fair value on a non-recurring basis as of June 25, 2017 and December 25, 2016 include assets held for sale.  The fair value was determined using a discounted cash flow model with unobservable inputs (Level 3) less estimated selling costs.  No impairment loss was recorded for these assets held for sale for the three and six months ended June 25, 2017.

There were no transfers among levels within the fair value hierarchy during the six months ended June 25, 2017.

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

The Company adopted this guidance as of the beginning of fiscal 2017.  The Company elected to apply the cash flow guidance of ASU 2016-09 retrospectively to all prior periods.  The impact of retrospectively applying this guidance to the consolidated statement of cash flows for the six months ended June 26, 2016 was a $4.5 million increase in net cash provided by operating activities and a corresponding increase in net cash used in financing activities.  The Company elected to continue to estimate forfeitures, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. This update requires companies to recognize revenue at amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. Such areas may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Companies can either apply a full retrospective adoption or a modified retrospective adoption. In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”.

We are required to adopt ASU 2014-09 in the first quarter of 2018.   We do not expect the adoption will significantly impact our recognition of revenue from Company-owned restaurants, commissary sales or our continuing royalties or other fees from franchisees that are based on a percentage of the franchise sales.  We are continuing to evaluate the impact on other less significant transactions including our loyalty program (including a change to a deferred revenue approach from the incremental cost accrual model), the impact on local cooperative advertising funds (including a change to gross revenue and expense presentation from net presentation), and the timing of recognizing franchise and development fees. We preliminarily expect to use the modified retrospective method of adoption.  However, the adoption method is subject to change as we continue to evaluate the impact of the standard.

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

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2017	2016	2017	2016

Basic earnings per common share:
Net income attributable to the Company	$23,538	$22,541	$51,966	$48,723
Change in noncontrolling interest redemption value	662	279	1,182	499
Net income attributable to participating securities	(99)	(91)	(216)	(201)
Net income attributable to common shareholders	$24,101	$22,729	$52,932	$49,021

Weighted average common shares outstanding	36,732	37,203	36,771	37,567
Basic earnings per common share	$0.66	$0.61	$1.44	$1.30

Diluted earnings per common share:
Net income attributable to common shareholders	$24,101	$22,729	$52,932	$49,021

Weighted average common shares outstanding	36,732	37,203	36,771	37,567
Dilutive effect of outstanding equity awards (a)	485	304	512	337
Diluted weighted average common shares outstanding	37,217	37,507	37,283	37,904
Diluted earnings per common share	$0.65	$0.61	$1.42	$1.29

(a) Excludes 325 and 215 awards for the three and six months ended June 25, 2017, respectively, and 689 and 566 awards for the three and six months ended June 26, 2016, respectively, as the effect of including such awards would have been antidilutive.

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

5.Debt

Long-term debt, net consists of the following (in thousands):

	June 25,	December 25,
	2017	2016
Outstanding debt	$305,731	$300,575
Debt issuance costs	(582)	(755)
Total long-term debt, net	$305,149	$299,820

Our outstanding debt is comprised entirely of a $500 million unsecured revolving line of credit (“Credit Facility”) with an expiration date of October 31, 2019. Including outstanding letters of credit, the remaining availability under the Credit Facility was approximately $164.2 million as of June 25, 2017.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At June 25, 2017, we were in compliance with these covenants.

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

As of June 25, 2017, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt		Fixed Rates
July 30, 2013 through April 30, 2018	$75	million	1.42%
December 30, 2014 through April 30, 2018	$50	million	1.36%
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%

The weighted average interest rates on the Credit Facility, including the impact of the interest rate swap agreements, were 2.3% and 2.1% for the three and six months ended June 25, 2017 and June 26, 2016, respectively. Interest paid, including payments made or received under the swaps, was $2.1 million and $1.8 million for the three months ended June 25, 2017 and June 26, 2016, respectively, and $3.9 million and $3.4 million for the six months ended June 25, 2017 and June 26, 2016, respectively. As of June 25, 2017, the portion of the aggregate $3.1 million interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $200,000.

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

Our segment information is as follows (in thousands):

(In thousands)
	Three Months Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenues from external customers:
Domestic Company-owned restaurants	$202,756	$204,248	$409,652	$409,927
North America commissaries	160,059	150,895	331,399	306,849
North America franchising	26,588	25,302	54,195	51,778
International	30,230	28,460	58,748	55,915
All others	15,145	14,059	30,050	27,090
Total revenues from external customers	$434,778	$422,964	$884,044	$851,559

Intersegment revenues:
North America commissaries	$59,202	$57,722	$120,938	$116,048
North America franchising	751	739	1,515	1,452
International	68	67	131	132
All others	4,084	4,075	9,110	8,172
Total intersegment revenues	$64,105	$62,603	$131,694	$125,804

Income (loss) before income taxes:
Domestic Company-owned restaurants	$15,550	$15,325	$31,037	$35,512
North America commissaries	12,088	11,682	24,331	23,228
North America franchising	23,999	22,445	48,874	46,025
International	3,265	2,875	7,609	5,913
All others	22	425	(144)	476
Unallocated corporate expenses	(18,203)	(17,079)	(33,958)	(33,411)
Elimination of intersegment profit and losses	(1,263)	(473)	(420)	(1,134)
Total income before income taxes	$35,458	$35,200	$77,329	$76,609

Property and equipment:
Domestic Company-owned restaurants	$227,191
North America commissaries	133,607
International	17,411
All others	57,264
Unallocated corporate assets	197,720
Accumulated depreciation and amortization	(398,669)
Net property and equipment	$234,524

7.    Subsequent Event

Subsequent to the second quarter on July 27, 2017, our Board of Directors approved a $500 million increase in the Company’s share repurchase authorization and extended the program to February 27, 2019.  This approval increased the Company's authorization for the repurchase of common stock from $1.575 billion to $2.075 billion.  As of July 27, 2017, $590.2 million was available for repurchase of common stock under this authorization.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At June 25, 2017, there were 5,088 Papa John’s restaurants (744 Company-owned and 4,344 franchised) operating in all 50 states and 44 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, and information systems and related services used in their operations.

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

Restaurant Progression

	Three Months Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016

North America Company-owned:
Beginning of period	705	729	702	707
Opened	—	5	2	7
Acquired	—	—	1	20
End of period	705	734	705	734
International Company-owned:
Beginning of period	41	44	42	45
Closed	(2)	(2)	(3)	(3)
End of period	39	42	39	42
North America franchised:
Beginning of period	2,723	2,661	2,739	2,681
Opened	28	23	43	41
Closed	(28)	(16)	(58)	(34)
Divested	—	—	(1)	(20)
End of period	2,723	2,668	2,723	2,668
International franchised:
Beginning of period	1,613	1,469	1,614	1,460
Opened	49	46	87	70
Closed	(41)	(24)	(80)	(39)
End of period	1,621	1,491	1,621	1,491
Total restaurants - end of period	5,088	4,935	5,088	4,935

Results of Operations

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales decreased $1.5 million, or 0.7% and $300,000, or 0.1% for the three and six months ended June 25, 2017, respectively.  These decreases were primarily due to a reduction of 3.6% and 3.0% in equivalent units for the three and six month periods primarily due to the refranchising of 42 restaurants in the fourth quarter of 2016.  This was somewhat offset by increases of 2.3% and 2.7% in comparable sales for the three and six month periods, respectively. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise royalties and fees increased $1.3 million, or 5.1% and $2.4 million, or 4.7% for the three and six months ended June 25, 2017, respectively, primarily due to comparable sales increases of 1.1% and 1.4% for the three and six months, respectively, and equivalent units increases of 2.4% and 2.5% for the three and six month periods, respectively.  North America franchise restaurant sales increased 3.7% to $566.0 million and 3.9% to $1.2 billion for the three and six months ended June 25, 2017, respectively.  The increases are primarily due to the increases in comparable sales and equivalent units noted above.  Franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary and other sales increased $10.3 million or 6.2% and increased $27.5 million, or 8.2% for the three and six months ended June 25, 2017, respectively.  The increases were primarily due to higher commissary sales from an increase in volumes and the impact of higher commodity costs.

International revenues increased $1.8 million, or 6.2% and increased $2.8 million, or 5.1% for the three and six months ended June 25, 2017, respectively.  The increases were primarily due to an increase in the number of franchised restaurants and increases of 3.9% and 4.9% in comparable sales for the three and six month periods, respectively, calculated on a constant dollar basis. These increases were partially offset by lower China Company-owned restaurant revenues primarily due to negative comparable sales and fewer restaurants.  The negative impact of foreign currency exchange rates was approximately $2.5 million and $5.6 million on international revenues for the three and six months ended June 25, 2017, respectively, which was primarily attributable to our operations in the United Kingdom.

International franchise restaurant sales increased 11.9% to $181.1 million and 12.9% to $357.0 million in the three and six months ended June 25, 2017, respectively. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Costs and expenses.  The operating margin for domestic Company-owned restaurants was 19.9%  and 20.0% for the three and six months ended June 25, 2017, respectively, compared to 20.0% and 20.8% in the corresponding 2016 periods, and consisted of the following (dollars in thousands):

	Three months ended				Six months ended
	June 25, 2017		June 26, 2016		June 25, 2017		June 26, 2016

Restaurant sales	$202,756		$204,248		$409,652		$409,927

Cost of sales	46,202	22.8%	46,329	22.7%	93,114	22.7%	93,530	22.8%
Other operating expenses	116,231	57.3%	117,140	57.3%	234,738	57.3%	231,249	56.4%
Total expenses	$162,433	80.1%	$163,469	80.0%	$327,852	80.0%	$324,779	79.2%

Margin	$40,323	19.9%	$40,779	20.0%	$81,800	20.0%	$85,148	20.8%

Domestic Company-owned restaurants margin, as a percentage of restaurant sales decreased 0.1% and 0.8% for the three and six months ended June 25, 2017, respectively.  The decrease for the three month period was primarily due to a slight increase in cost of sales and increased mileage reimbursement costs from higher fuel prices, partially offset by decreased advertising costs.  The decrease for the six month period was primarily due to higher non-owned automobile insurance claims costs and increased mileage reimbursement costs.

North America commissary and other operating margins were 7.0% and 6.8% for the three and six months ended June 25, 2017, respectively, compared to 7.7% and 7.4% in the corresponding 2016 periods and consisted of the following (dollars in thousands):

	Three months ended
	June 25, 2017				June 26, 2016
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
North America commissary	$160,059	$149,472	$10,587	6.6%	$150,895	$139,616	$11,279	7.5%
All others	15,145	13,517	1,628	10.7%	14,059	12,642	1,417	10.1%
North America commissary and other	$175,204	$162,989	$12,215	7.0%	$164,954	$152,258	$12,696	7.7%

	Six months ended
	June 25, 2017				June 26, 2016
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
North America commissary	$331,399	$309,429	$21,970	6.6%	$306,849	$284,189	$22,660	7.4%
All others	30,050	27,272	2,778	9.2%	27,090	24,875	2,215	8.2%
North America commissary and other	$361,449	$336,701	$24,748	6.8%	$333,939	$309,064	$24,875	7.4%

North America commissary operating margins were 0.9% and 0.8% lower for the three and six months ended June 25, 2017, respectively, primarily due to start-up costs related to our new commissary in Georgia.  The “All others” operating margin was 1.0% higher for the six month period primarily due to improved operating results for our online and mobile ordering business.

The international operating margins were 35.6% and 36.2% for the three and six months ended June 25, 2017, respectively, compared to 37.6% and 36.8% for the corresponding 2016 periods and consisted of the following (dollars in thousands):

	Three months ended
	June 25, 2017				June 26, 2016
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$8,195	$-	$8,195		$7,397	$-	$7,397
Restaurant, commissary and other	22,035	19,482	2,553	11.6%	21,063	17,752	3,311	15.7%
Total international	$30,230	$19,482	$10,748	35.6%	$28,460	$17,752	$10,708	37.6%

	Six months ended
	June 25, 2017				June 26, 2016
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$16,131	$-	$16,131		$14,265	$-	$14,265
Restaurant, commissary and other	42,617	37,472	5,145	12.1%	41,650	35,342	6,308	15.1%
Total international	$58,748	$37,472	$21,276	36.2%	$55,915	$35,342	$20,573	36.8%

The decrease in international operating margins of 2.0% and 0.6% for the three and six month periods, respectively, were primarily due to lower UK commissary margins in 2017 from higher commodity costs.  These decreases were partially offset by increases in franchise royalties and fees due to an increase in the number of restaurants and comparable sales of 3.9% and 4.9% for the three and six month periods, respectively.

General and administrative (“G&A”) expenses were $42.0 million, or 9.7% of revenues for the three months ended June 25, 2017 compared to $42.6 million, or 10.1% of revenues for the same period in 2016.  G&A expenses were $80.0 million, or 9.1% of revenues for the six months ended June 25, 2017, compared to $82.9 million, or 9.7% of revenues for the same period in 2016.  The decreases of $600,000 and $2.9 million for the three and six month periods were primarily due to the following:

•	Corporate G&A costs decreased primarily due to lower management incentive costs and a decrease in bad debt expense, partially offset by higher legal and professional fees.
•	Domestic Company-owned restaurant supervisor bonuses decreased due to lower operating results.

In addition, for the six month period, International G&A costs decreased primarily due to the timing of advertising spend.

Depreciation and amortization. Depreciation and amortization was $10.7 million, or 2.5% of revenues for the three months ended June 25, 2017, compared to $10.0 million, or 2.4% of revenues for the same period in 2016, and $21.1 million, or 2.4% of revenues for the six months ended June 25, 2017, compared to $19.8 million, or 2.3% of revenues for the same period in 2016.

Net interest expense. Net interest expense increased approximately $100,000 and $400,000 for the three and six months ended June 25, 2017, respectively primarily due to higher interest rates and a decrease in interest income on lower notes receivable.

Total income before income taxes. Total income before income taxes increased approximately $300,000, or 0.7% for the three months ended June 25, 2017 compared to the same period in 2016, and increased approximately $700,000, or 0.9% for the six months ended June 25, 2017 as compared to the same period in 2016.

Income tax expense.  The effective income tax rates were 29.5% and 29.0% for the three and six months ended June 25, 2017, respectively, representing decreases of 2.0% and 2.9% from the prior year comparable periods. These decreases were primarily due to the adoption of new accounting guidance for share-based compensation in the first quarter of 2017.  This guidance requires excess tax benefits recognized on stock based awards to be recorded as a reduction of income tax expense rather than equity.  The impact of this adoption decreased our effective tax rate by 1.1% and 2.2% for the three and six months ended June 25, 2017, respectively.

Diluted earnings per share. Diluted earnings per share increased 6.6% to $0.65 for the three months ended June 25, 2017, compared to $0.61 in the corresponding prior year period.  Diluted earnings per share increased 10.1% to $1.42 for the six months ended June 25, 2017, compared to $1.29 in the corresponding prior year period.  These increases were primarily due to an increase in net income attributable to common shareholders and a decrease in shares outstanding from share repurchases.  Diluted earnings per share was also favorably impacted by approximately $0.01 and $0.04 for the three and six months ended June 25, 2017, respectively, due to the adoption of the new guidance for accounting for share-based compensation.  Excluding the impact of this adoption, diluted earnings per share would have increased 4.9% and 7.0% for the three and six months ended June 25, 2017, respectively.

Liquidity and Capital Resources

Debt

At June 25, 2017, our debt is comprised entirely of a $500 million unsecured revolving line of credit (“Credit Facility”) with outstanding balances of $305.7 million as of June 25, 2017 and $300.6 million as of December 25, 2016. On July 27, 2017, our Board of Directors approved a $500 million increase in the Company’s share repurchase authorization, which will be funded via planned new debt facilities.  These debt facilities are expected to be executed before the end of 2017.

The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points. The spread over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the Credit Facility. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $164.2 million as of June 25, 2017.

As of June 25, 2017, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt	Fixed Rates
July 30, 2013 through April 30, 2018	$75 million	1.42%
December 30, 2014 through April 30, 2018	$50 million	1.36%
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%

Our Credit Facility contains affirmative and negative covenants, including the following financial covenants, as defined by the Credit Facility:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	June 25, 2017
Leverage Ratio	Not to exceed 3.0 to 1.0	1.6 to 1.0

Interest Coverage Ratio	Not less than 3.5 to 1.0	4.8 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of June 25, 2017.

Cash Flows

Cash flow provided by operating activities was $77.9 million for the six months ended June 25, 2017, compared to $79.6 million for the same period in 2016. The decrease of approximately $1.7 million was primarily due to changes in working capital amounts.

Our free cash flow, a non-GAAP financial measure, was as follows for the six months ended June 25, 2017 and June 26, 2016 (in thousands):

	Six Months Ended
	June 25,	June 26,
	2017	2016

Net cash provided by operating activities	$77,863	$79,613
Purchases of property and equipment	(30,457)	(24,001)
Free cash flow (a)	$47,406	$55,612

(a)

Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. We view free cash flow as an important liquidity measure because it is one factor that management uses in determining the amount of cash available for investment, however, it does not represent residual cash flows available for discretionary expenditures. Free cash flow is not a term defined by GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our liquidity than the Company’s GAAP measures.

Cash flow used in investing activities was $29.8 million for the six months ended June 25, 2017, compared to $31.3 million for the same period in 2016, or a decrease of $1.5 million. The decrease in cash flow used in investing activities was primarily due to the acquisition of 20 restaurants from franchisees in the first quarter of 2016 offset by construction costs for our new domestic commissary in Georgia, which opened in July 2017.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings on our Credit Facility. We repurchased $34.0 million and $96.4 million of common stock for the six months ended June 25, 2017 and June 26, 2016, respectively. Subsequent to June 25, 2017, through July 27, 2017, we repurchased an additional $13.2 million of common stock.

Subsequent to the second quarter on July 27, 2017, our Board of Directors approved a $500 million increase in the Company’s share repurchase authorization, which previously had $90.2 million authorization remaining.  The Company expects to repurchase the full amount of the increased authorization within approximately 12-18 months of the date of this approval, and plans to enter into new debt facilities to finance the increased capital return program.  As of July 27, 2017, $590.2 million remained available for repurchase under our Board of Directors’ authorization.

We paid cash dividends of $14.7 million ($0.40 per common share) and $13.1 million ($0.35 per common share) for the six months ended June 25, 2017 and June 26, 2016, respectively. Subsequent to the second quarter on July 27, 2017, our Board of Directors approved a 12.5% increase in the company’s dividend rate per common share, from $0.80 on an annual basis to $0.90 on an annual basis, and declared a third quarter dividend of $0.225 per common share (approximately $8.2 million based on current shareholders of record). The dividend will be paid on August 18, 2017 to shareholders of record as of the close of business on August 7, 2017. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend”, “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, contingent liabilities, resolution of litigation, commodity costs, profit margins, unit growth, unit level performance, capital expenditures, other financial and operational measures and our plans to increase our existing credit facility or enter into new debt facilities to finance the increased capital return program. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

•

aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;

•	changes in consumer preferences or consumer buying habits, including changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending;
•	changes in our liquidity or debt markets in general, which may adversely affect our ability to increase our existing credit facility or enter into a new credit facility on favorable terms;
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
•

disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential company, employee and customer information, including payment cards; and

•

changes in GAAP, including new standards for accounting for share-based compensation that may result in changes to our net income. Based on recent share prices, the impact of the 2017 adoption of this guidance will be favorable throughout 2017.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our debt is comprised entirely of a $500 million Credit Facility with outstanding balances of $305.7 million as of June 25, 2017 and $300.6 million as of December 25, 2016, and a maturity date of October 31, 2019.  The interest rate charged on outstanding balances is LIBOR plus 75 to 175 basis points. The commitment fee on the unused balance ranges from 15 to 25 basis points.

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

As of June 25, 2017, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt	Fixed Rates
July 30, 2013 through April 30, 2018	$75 million	1.42%
December 30, 2014 through April 30, 2018	$50 million	1.36%
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%

The weighted average interest rate on the Credit Facility, including the impact of the interest rate swap agreements, was 2.3% as of June 25, 2017. An increase in the present interest rate of 100 basis points on the Credit Facility balance outstanding as of June 25, 2017, including the impact of the interest rate swaps, would increase annual interest expense by $1.8 million.

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

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a negative impact on our revenues of approximately $2.5 million and $2.2 million for the three months ended June 25, 2017 and June 26, 2016, respectively, and $5.6 million and $4.0 million for the six months ended June 25, 2017 and June 26, 2016, respectively.  Foreign currency exchange rate fluctuations had no significant impact in income before income taxes for the three and six month periods ended June 25, 2017.  Foreign currency exchange rates had a negative impact on our income before income taxes of $500,000 and $1.2 million for the three and six months ended June 26, 2016, respectively.

The referendum in the United Kingdom, the outcome of which was a vote to leave the European Union known as Brexit, has resulted in exchange rate fluctuations.  The future impact of Brexit on our franchise operations included in the European Union could also include but may not be limited to additional currency volatility and future trade, tariff, and regulatory changes.  As of June 25, 2017, six of our 44 international country operations are included in the European Union.

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

The following table presents the actual average block price for cheese by quarter through the first quarter of 2017 and the projected average block price for cheese by quarter through 2017 (based on the July 27, 2017 Chicago Mercantile Exchange cheese futures market prices):

	2017		2016
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.613		$1.473
Quarter 2	1.566		1.405
Quarter 3	1.647		1.691
Quarter 4	1.737		1.718
Full Year	$1.641	*	$1.572

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 27, 2019.   This includes an additional $500 million authorized on July 27, 2017.  Through June 25, 2017, a total of 110.0 million shares with an aggregate cost of $1.5 billion and an average price of $13.38 per share have been repurchased under this program. Subsequent to June 25, 2017, through July 27, 2017, we acquired an additional 177,000 shares at an aggregate cost of $13.2 million. As of July 27, 2017, approximately $590.2 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended June 25, 2017 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

3/27/2017 - 4/23/2017	44	$78.79	109,804	$120,737
4/24/2017 - 5/21/2017	76	$80.39	109,880	$114,647
5/22/2017 - 6/25/2017	142	$79.84	110,022	$103,333

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During the fiscal quarter ended June 25, 2017, the Company acquired approximately 400 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 25, 2017, filed on August 1, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 1, 2017	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President,
Chief Financial Officer,
Chief Administrative Officer and Treasurer