Form 10-Q
period 2017-09-24
PAPA JOHNS INTERNATIONAL INC
filed 2017-10-31
CIK 901491

PIZZA

PAPA JOHN'S®

BETTER INGREDIENTS.
BETTER PIZZA.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2017

OR

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-21660

PAPA JOHN’S INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1203323
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	number)

2002 Papa John’s Boulevard

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

At October 24, 2017, there were outstanding 35,042,057 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 24,	December 25,
(In thousands, except per share amounts)	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,543	$15,563
Accounts receivable, net	63,266	59,691
Notes receivable, net	3,829	3,417
Income taxes receivable	577	2,372
Inventories	28,369	25,132
Prepaid expenses	14,846	24,105
Other current assets	8,885	9,038
Assets held for sale	8,274	6,257
Total current assets	167,589	145,575
Property and equipment, net	236,812	230,473
Notes receivable, less current portion, net	10,921	10,141
Goodwill	86,825	85,529
Deferred income taxes	289	769
Other assets	48,492	40,078
Total assets	$550,928	$512,565

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$38,235	$42,701
Income and other taxes payable	10,443	8,540
Accrued expenses and other current liabilities	69,376	76,789
Current portion of long-term debt	20,000	—
Total current liabilities	138,054	128,030
Deferred revenue	2,987	3,313
Long-term debt, less current portion, net	378,548	299,820
Deferred income taxes	11,823	10,047
Other long-term liabilities	58,898	53,093
Total liabilities	590,310	494,303

Redeemable noncontrolling interests	6,434	8,461

Stockholders’ equity (deficit):
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 44,214 at September 24, 2017 and 44,066 at December 25, 2016)	442	441
Additional paid-in capital	182,212	172,573
Accumulated other comprehensive loss	(4,230)	(5,887)
Retained earnings	271,601	219,278
Treasury stock (8,905 shares at September 24, 2017 and 7,383 shares at December 25, 2016, at cost)	(509,323)	(390,316)
Total stockholders’ equity (deficit), net of noncontrolling interests	(59,298)	(3,911)
Noncontrolling interests in subsidiaries	13,482	13,712
Total stockholders’ equity (deficit)	(45,816)	9,801
Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$550,928	$512,565

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(In thousands, except per share amounts)	2017	2016	2017	2016
Revenues:
Domestic Company-owned restaurant sales	$196,267	$199,041	$605,919	$608,968
North America franchise royalties and fees	25,567	24,776	79,762	76,554
North America commissary and other sales	178,083	169,684	539,532	503,623
International	31,792	28,941	90,540	84,856
Total revenues	431,709	422,442	1,315,753	1,274,001
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	161,867	161,750	489,719	486,529
North America commissary and other expenses	168,031	157,552	504,732	466,616
International expenses	19,785	18,594	57,257	53,936
General and administrative expenses	37,330	40,549	117,340	123,419
Depreciation and amortization	11,181	10,614	32,292	30,389
Total costs and expenses	398,194	389,059	1,201,340	1,160,889
Operating income	33,515	33,383	114,413	113,112
Net interest expense	(2,566)	(1,756)	(6,135)	(4,876)
Income before income taxes	30,949	31,627	108,278	108,236
Income tax expense	8,280	8,977	30,728	33,423
Net income before attribution to noncontrolling interests	22,669	22,650	77,550	74,813
Income attributable to noncontrolling interests	(852)	(1,183)	(3,767)	(4,623)
Net income attributable to the Company	$21,817	$21,467	$73,783	$70,190

Calculation of income for earnings per share:
Net income attributable to the Company	$21,817	$21,467	$73,783	$70,190
Change in noncontrolling interest redemption value	237	(157)	1,419	342
Net income attributable to participating securities	(89)	(87)	(305)	(288)
Net income attributable to common shareholders	$21,965	$21,223	$74,897	$70,244

Basic earnings per common share	$0.61	$0.57	$2.05	$1.88
Diluted earnings per common share	$0.60	$0.57	$2.02	$1.86

Basic weighted average common shares outstanding	36,146	36,989	36,563	37,374
Diluted weighted average common shares outstanding	36,581	37,359	37,047	37,712

Dividends declared per common share	$0.225	$0.200	$0.625	$0.550

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(In thousands)	2017	2016	2017	2016

Net income before attribution to noncontrolling interests	$22,669	$22,650	$77,550	$74,813
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,894	(2,038)	4,315	(5,551)
Interest rate swaps (1)	641	210	(1,684)	(5,839)
Other comprehensive income (loss), before tax	3,535	(1,828)	2,631	(11,390)
Income tax effect:
Foreign currency translation adjustments	(1,071)	754	(1,597)	2,054
Interest rate swaps (2)	(237)	(78)	623	2,160
Income tax effect	(1,308)	676	(974)	4,214
Other comprehensive income (loss), net of tax	2,227	(1,152)	1,657	(7,176)
Comprehensive income before attribution to noncontrolling interests	24,896	21,498	79,207	67,637
Less: comprehensive income, redeemable noncontrolling interests	(352)	(684)	(1,891)	(2,809)
Less: comprehensive income, nonredeemable noncontrolling interests	(500)	(499)	(1,876)	(1,814)
Comprehensive income attributable to the Company	$24,044	$20,315	$75,440	$63,014

(1)

Amounts reclassified out of accumulated other comprehensive income (loss) into net interest expense included $54 and $378 for the three and nine months ended September 24, 2017, respectively, and $296 and $924 for the three and nine months ended September 25, 2016, respectively.

(2)

The income tax effects of amounts reclassified out of accumulated other comprehensive income (loss) into net interest expense were $20 and $140 for the three and nine months ended September 24, 2017, respectively, and $110 and $342 for the three and nine months ended September 25, 2016, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 24,	September 25,
(In thousands)	2017	2016
Operating activities
Net income before attribution to noncontrolling interests	$77,550	$74,813
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for uncollectible accounts and notes receivable	(353)	153
Depreciation and amortization	32,292	30,389
Deferred income taxes	1,283	4,966
Stock-based compensation expense	8,094	7,525
Other	3,004	2,811
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,131)	3,867
Income taxes receivable	1,795	5,045
Inventories	(3,234)	(2,673)
Prepaid expenses	9,262	4,755
Other current assets	(1,297)	872
Other assets and liabilities	(4,092)	(3,085)
Accounts payable	(2,480)	(6,290)
Income and other taxes payable	1,779	3,381
Accrued expenses and other current liabilities	(3,229)	(6,484)
Deferred revenue	(326)	1,411
Net cash provided by operating activities	114,917	121,456
Investing activities
Purchases of property and equipment	(43,195)	(38,954)
Loans issued	(2,376)	(2,216)
Repayments of loans issued	3,151	6,449
Acquisitions, net of cash acquired	(21)	(11,202)
Other	25	193
Net cash used in investing activities	(42,416)	(45,730)
Financing activities
Proceeds from issuance of term loan	400,000	—
Net (repayments) proceeds of revolving credit facility	(300,575)	56,375
Debt issuance costs	(3,181)	—
Cash dividends paid	(22,886)	(20,523)
Tax payments for equity award issuances	(2,411)	(5,999)
Proceeds from exercise of stock options	5,974	5,377
Acquisition of Company common stock	(121,705)	(109,407)
Distributions to noncontrolling interest holders	(4,606)	(3,830)
Other	580	481
Net cash used in financing activities	(48,810)	(77,526)
Effect of exchange rate changes on cash and cash equivalents	289	(99)
Change in cash and cash equivalents	23,980	(1,899)
Cash and cash equivalents at beginning of period	15,563	21,006
Cash and cash equivalents at end of period	$39,543	$19,107

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 24, 2017

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 24, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) for the year ended December 25, 2016.

2.Significant Accounting Policies

Noncontrolling Interests

Papa John’s has five joint venture arrangements in which there are noncontrolling interests held by third parties. These joint ventures include 222 restaurants at September 24, 2017 and 215 restaurants at September 25, 2016. Subsequent to the end of the third quarter, on September 25, 2017, the Company sold 25 Company-owned restaurants to a current 70% owned joint venture.

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

The income before income taxes attributable to these joint ventures for the three and nine months ended September 24, 2017 and September 25, 2016 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016

Papa John’s International, Inc.	$1,469	$1,879	$6,172	$7,168
Noncontrolling interests	852	1,183	3,767	4,623
Total income before income taxes	$2,321	$3,062	$9,939	$11,791

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

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues on a quarterly basis to adjust for events, such as statute of limitations expirations, court or state rulings or audit settlements, which may impact our ultimate payment for such exposures.

Fair Value Measurements and Disclosures

The Company is required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity specific measurement. The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash, accounts receivable and accounts payable. The carrying value of our notes receivable net of allowances also approximates fair value. The fair value of the amount outstanding under our Credit Agreement and previous Credit Facility approximates its carrying value due to its variable market-based interest rate. These assets and liabilities are categorized as Level 1 as defined below.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 24, 2017 and December 25, 2016 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
September 24, 2017
Financial assets:
Cash surrender value of life insurance policies (a)	$27,254	$27,254	$—	$—

Financial liabilities:
Interest rate swaps (b)	2,454	—	2,454	—

December 25, 2016
Financial assets:
Cash surrender value of life insurance policies (a)	$21,690	$21,690	$—	$—

Financial liabilities:
Interest rate swaps (b)	770	—	770	—

(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)

The fair value of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Our assets and liabilities that were measured at fair value on a non-recurring basis as of September 24, 2017 and December 25, 2016 include assets and liabilities held for sale.  The fair value was determined using a discounted cash flow model with unobservable inputs (Level 3) less any estimated selling costs.

There were no transfers among levels within the fair value hierarchy during the nine months ended September 24, 2017.

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

The Company adopted this guidance as of the beginning of fiscal 2017.  The Company elected to apply the cash flow guidance of ASU 2016-09 retrospectively to all prior periods.  The impact of retrospectively applying this guidance to the consolidated statement of cash flows for the nine months ended September 25, 2016 was a $5.5 million increase in net cash provided by operating activities and a corresponding increase in net cash used in financing activities.  The

Company elected to continue to estimate forfeitures, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

Accounting Standards to be Adopted in Future Periods

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” (“ASU 2016-02”), which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital leases (financing) with lease terms greater than twelve months.  The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, leases will continue to be classified as operating or capital (financing) with lease expense in both cases calculated substantially the same as under the prior leasing guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 (fiscal 2019 for the Company), and early adoption is permitted.  The Company has not yet determined the effect of the adoption on its condensed consolidated financial statements.

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

We are required to adopt ASU 2014-09 in the first quarter of 2018.   We do not expect the adoption will significantly impact our recognition of revenue from Company-owned restaurants, commissary sales or our continuing royalties or other fees from franchisees that are based on a percentage of the franchise sales.  We are continuing to evaluate the impact on other transactions including our loyalty program (including a change to a deferred revenue approach from the incremental cost accrual model), the impact on local cooperative advertising funds (including a change to gross revenue and expense presentation from net presentation), and the timing of recognizing franchise and development fees. We expect to use the modified retrospective method of adoption.

Hedging

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) which intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendment attempts to simplify the application of hedge accounting guidance. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We plan to early adopt this guidance in the fourth quarter of 2017; we do not anticipate the impact will be material to our consolidated financial statements.

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

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016

Basic earnings per common share:
Net income attributable to the Company	$21,817	$21,467	$73,783	$70,190
Change in noncontrolling interest redemption value	237	(157)	1,419	342
Net income attributable to participating securities	(89)	(87)	(305)	(288)
Net income attributable to common shareholders	$21,965	$21,223	$74,897	$70,244

Weighted average common shares outstanding	36,146	36,989	36,563	37,374
Basic earnings per common share	$0.61	$0.57	$2.05	$1.88

Diluted earnings per common share:
Net income attributable to common shareholders	$21,965	$21,223	$74,897	$70,244

Weighted average common shares outstanding	36,146	36,989	36,563	37,374
Dilutive effect of outstanding equity awards (a)	435	370	484	338
Diluted weighted average common shares outstanding	36,581	37,359	37,047	37,712
Diluted earnings per common share	$0.60	$0.57	$2.02	$1.86

(a) Excludes 328 and 261 awards for the three and nine months ended September 24, 2017, respectively, and 22 and 598 awards for the three and nine months ended September 25, 2016, respectively, as the effect of including such awards would have been antidilutive.

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

5.Debt

Long-term debt, net consists of the following (in thousands):

	September 24,	December 25,
	2017	2016
Outstanding debt	$400,000	$300,575
Unamortized debt issuance costs	(1,452)	(755)
Current portion of long-term debt	(20,000)	-
Total long term debt, less current portion, net	$378,548	$299,820

Our outstanding debt of $300.6 million at December 25, 2016 represented amounts outstanding under a $500 million unsecured revolving line of credit (“previous Credit Facility”) with an expiration date of October 31, 2019.  The interest rate charged on outstanding balances was LIBOR plus 75 to 175 basis points.  The commitment fee on the unused balance ranged from 15 to 25 basis points.

On August 30, 2017, we entered into a new Credit Agreement (the “Credit Agreement”) replacing the previous Credit Facility.  This Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility” and together with the Revolving Facility, the “Facilities”).  Additionally, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to certain conditions.  Our outstanding debt as of September 24, 2017 under the Facilities was $400.0 million, which was comprised entirely of principal amounts due under the Term Loan Facility.  Including outstanding letters of credit, the remaining availability under the Facilities was approximately $569.2 million as of September 24, 2017.  In connection with the Credit Agreement, the Company capitalized $3.2 million of debt issuance costs, which are being amortized into interest expense, over the term of the Facilities.  Debt issuance costs attributable to the Term Loan of approximately $1.5 million were netted against debt and the remaining amounts attributable to the Revolving Facility were reported in other long term assets.

Loans under the Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 75 to 200 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 0 to 100 basis points.  In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA“) for the then most recently ended four quarter period (the “Leverage Ratio”).  An unused commitment fee at a rate ranging from 15 to 30 basis points per annum, determined according to the Leverage Ratio, applies to the unutilized commitments under the Revolving Facility.  Loans outstanding under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The Facilities mature on August 30, 2022.  Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million beginning in the fourth quarter of 2017.  The obligations under the Credit Agreement are guaranteed by certain direct and indirect material subsidiaries of the Company.

The Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At September 24, 2017, we were in compliance with these covenants.

We attempt to minimize interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in our Credit Agreement. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is due to the possible failure of the counterparty to perform under the terms of the derivative contract.

As of September 24, 2017, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt		Fixed Rates
July 30, 2013 through April 30, 2018	$75	million	1.42%
December 30, 2014 through April 30, 2018	$50	million	1.36%
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%

Subsequent to the end of the third quarter, in October 2017, we executed the following additional interest rate swaps for $275 million, which are forward starting swaps that become effective in 2018.

Effective Dates	Floating Rate Debt		Fixed Rates
January 30, 2018 through August 30, 2022	$100	million	1.99%
January 30, 2018 through August 30, 2022	$75	million	1.99%
January 30, 2018 through August 30, 2022	$75	million	2.00%
January 30, 2018 through August 30, 2022	$25	million	1.99%

The weighted average interest rates on our debt, including the impact of the interest rate swap agreements, were 2.7% and 2.4% for the three and nine months ended September 24, 2017, respectively, and 2.1% for both the three and nine months ended September 25, 2016. Interest paid, including payments made or received under the swaps, was $2.0 million and $1.9 million for the three months ended September 24, 2017 and September 25, 2016, respectively, and $5.9 million and $5.3 million for the nine months ended September 24, 2017 and September 25, 2016, respectively. As of September 24, 2017, the portion of the aggregate $2.5 million interest rate swap liability that would be reclassified into earnings during the next twelve months as interest expense approximates $210,000.

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

Our segment information is as follows (in thousands):

(In thousands)
	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016

Revenues from external customers:
Domestic Company-owned restaurants	$196,267	$199,041	$605,919	$608,968
North America commissaries	164,028	155,208	495,427	462,057
North America franchising	25,567	24,776	79,762	76,554
International	31,792	28,941	90,540	84,856
All others	14,055	14,476	44,105	41,566
Total revenues from external customers	$431,709	$422,442	$1,315,753	$1,274,001

Intersegment revenues:
North America commissaries	$60,364	$59,811	$181,302	$175,859
North America franchising	709	688	2,224	2,140
International	71	64	202	196
All others	3,716	4,129	12,826	12,301
Total intersegment revenues	$64,860	$64,692	$196,554	$190,496

Income (loss) before income taxes:
Domestic Company-owned restaurants	$8,449	$11,576	$39,486	$47,088
North America commissaries	10,087	11,311	34,418	34,539
North America franchising	22,858	21,856	71,732	67,881
International	3,909	3,083	11,518	8,996
All others	9	392	(135)	868
Unallocated corporate expenses	(14,336)	(16,360)	(48,294)	(49,771)
Elimination of intersegment profit and losses	(27)	(231)	(447)	(1,365)
Total income before income taxes	$30,949	$31,627	$108,278	$108,236

Property and equipment:
Domestic Company-owned restaurants	$231,543
North America commissaries	136,270
International	18,246
All others	56,794
Unallocated corporate assets	188,631
Accumulated depreciation and amortization	(394,672)
Net property and equipment	$236,812

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. As of September 24, 2017, there were 5,101 Papa John’s restaurants (742 Company-owned and 4,359 franchised) operating in all 50 states and 43 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, and information systems and related services used in their operations.

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

Restaurant Progression

	Three Months Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

North America Company-owned:
Beginning of period	705	734	702	707
Opened	2	3	4	10
Closed	(2)	(1)	(2)	(1)
Acquired	—	—	1	20
End of period	705	736	705	736
International Company-owned:
Beginning of period	39	42	42	45
Closed	(2)	—	(5)	(3)
End of period	37	42	37	42
North America franchised:
Beginning of period	2,723	2,668	2,739	2,681
Opened	30	25	73	66
Closed	(17)	(18)	(75)	(52)
Divested	—	—	(1)	(20)
End of period	2,736	2,675	2,736	2,675
International franchised:
Beginning of period	1,621	1,491	1,614	1,460
Opened	52	47	139	117
Closed	(50)	(20)	(130)	(59)
End of period	1,623	1,518	1,623	1,518
Total restaurants - end of period	5,101	4,971	5,101	4,971

The 2017 International franchise closures include 33 India closures in the third quarter and 66 India closures for the nine months ended.  As of the end of the third quarter of 2017, the India market was closed, which had no significant impact on our operating results.

Results of Operations

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales decreased $2.8 million, or 1.4% and $3.0 million, or 0.5% for the three and nine months ended September 24, 2017, respectively.  These decreases were primarily due to a reduction of 4.1% and 3.3% in equivalent units for the three and nine month periods, respectively, from the refranchising of 42 restaurants in the fourth quarter of 2016.  This was somewhat offset by increases of 1.7% and 2.3% in comparable sales for the three and nine month periods, respectively. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise royalties and fees increased approximately $800,000, or 3.2% and $3.2 million, or 4.2% for the three and nine months ended September 24, 2017, respectively, primarily due to comparable sales increases of 0.7% and 1.2% for the three and nine months, respectively, and equivalent units increases of 2.5% for both the three and nine month periods primarily due to the refranchising of 42 restaurants in the fourth quarter of 2016.

North America franchise restaurant sales increased 3.6% to $544.5 million and 3.8% to $1.7 billion for the three and nine months ended September 24, 2017, respectively.  The increases are primarily due to the increases in comparable sales and equivalent units noted above.  North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary and other sales increased $8.4 million or 4.9% and increased $35.9 million, or 7.1% for the three and nine months ended September 24, 2017, respectively. The increases were primarily due to higher commissary sales from increases in volumes.  The nine months ended September 24, 2017 also include higher sales from commodity price increases.

International revenues increased $2.9 million, or 9.9% and $5.7 million, or 6.7%, for the three and nine months ended September 24, 2017, respectively.  The increases were primarily due to a higher number of franchised restaurants and comparable sales of 5.3% and 5.0% for the three and nine month periods, respectively, calculated on a constant dollar basis. For the nine month period, these increases were somewhat offset by lower China company-owned restaurant revenues due to fewer restaurants.    The unfavorable impact of foreign currency exchange rates was approximately $300,000 and $5.9 million on international revenues for the three and nine months ended September 24, 2017, respectively, which was primarily attributable to our operations in the United Kingdom (“UK”).

International franchise restaurant sales increased 14.4% to $188.8 million and 13.4% to $545.8 million in the three and nine months ended September 24, 2017, respectively, due to higher comparable sales and an increase in equivalent units. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Costs and expenses.  The operating margin for domestic Company-owned restaurants was 17.5% and 19.2% for the three and nine months ended September 24, 2017, respectively, compared to 18.7% and 20.1% in the corresponding 2016 periods, and consisted of the following (dollars in thousands):

	Three months ended				Nine months ended
	September 24, 2017		September 25, 2016		September 24, 2017		September 25, 2016

Restaurant sales	$196,267		$199,041		$605,919		$608,968

Cost of sales	45,781	23.3%	45,768	23.0%	138,895	22.9%	139,298	22.9%
Other operating expenses	116,086	59.1%	115,982	58.3%	350,824	57.9%	347,231	57.0%
Total expenses	$161,867	82.5%	$161,750	81.3%	$489,719	80.8%	$486,529	79.9%

Margin	$34,400	17.5%	$37,291	18.7%	$116,200	19.2%	$122,439	20.1%

Domestic Company-owned restaurants margin, as a percentage of restaurant sales, decreased 1.2% and 0.9% for the three and nine months ended September 24, 2017, respectively.  The margin decrease for the three and nine months was primarily attributable to higher delivery costs, including higher non-owned automobile insurance costs.

North America commissary and other operating margins were 5.6% and 6.5% for the three and nine months ended September 24, 2017, respectively, compared to 7.1% and 7.3% for the corresponding 2016 periods and consisted of the following (dollars in thousands):

	Three months ended
	September 24, 2017				September 25, 2016
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
North America commissary	$164,028	$155,572	$8,456	5.2%	$155,208	$144,704	$10,504	6.8%
All others	14,055	12,459	1,596	11.4%	14,476	12,848	1,628	11.2%
North America commissary and other	$178,083	$168,031	$10,052	5.6%	$169,684	$157,552	$12,132	7.1%

	Nine months ended
	September 24, 2017				September 25, 2016
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
North America commissary	$495,427	$465,001	$30,426	6.1%	$462,057	$428,893	$33,164	7.2%
All others	44,105	39,731	4,374	9.9%	41,566	37,723	3,843	9.2%
North America commissary and other	$539,532	$504,732	$34,800	6.5%	$503,623	$466,616	$37,007	7.3%

North America commissary operating margins were 1.6% and 1.1% lower for the three and nine months ended September 24, 2017, respectively, primarily due to start-up and higher operating costs related to our new commissary in Georgia that opened in the third quarter of 2017.

The international operating margins were 37.8% and 36.8% for the three and nine months ended September 24, 2017, respectively, compared to 35.8% and 36.4% for the corresponding 2016 periods and consisted of the following (dollars in thousands):

	Three months ended
	September 24, 2017				September 25, 2016
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$8,756	$-	$8,756		$7,749	$-	$7,749
Restaurant, commissary and other	23,036	19,785	3,251	14.1%	21,192	18,594	2,598	12.3%
Total international	$31,792	$19,785	$12,007	37.8%	$28,941	$18,594	$10,347	35.8%

	Nine months ended
	September 24, 2017				September 25, 2016
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$24,887	$-	$24,887		$22,014	$-	$22,014
Restaurant, commissary and other	65,653	57,257	8,396	12.8%	62,842	53,936	8,906	14.2%
Total international	$90,540	$57,257	$33,283	36.8%	$84,856	$53,936	$30,920	36.4%

The increases in international operating margins of 2.0% and 0.4% for the three and nine month periods, respectively, were due to higher franchise royalties due to an increase in the number of restaurants and comparable sales of 5.3% and 5.0% for the three and nine month periods, respectively. For the three month period, the International margin also increased due to the 2016 results including a non-recurring expense of approximately $800,000 to record UK head lease arrangements on a straight line basis.

General and administrative (“G&A”) expenses were $37.3 million, or 8.6% of revenues for the three months ended September 24, 2017 compared to $40.5 million, or 9.6% of revenues for the same period in 2016.  G&A expenses were $117.3 million, or 8.9% of revenues for the nine months ended September 24, 2017, compared to $123.4 million, or 9.7% of revenues for the same period in 2016.  The decreases of $3.2 million and $6.1 million for the three and nine month periods, respectively, were primarily due to lower management incentive costs and lower restaurant supervisor bonuses.

Depreciation and amortization. Depreciation and amortization was $11.2 million, or 2.6% of revenues for the three months ended September 24, 2017, compared to $10.6 million, or 2.5% of revenues for the same period in 2016, and $32.3 million, or 2.5% of revenues for the nine months ended September 24, 2017, compared to $30.4 million, or 2.4% of revenues for the same period in 2016.

Net interest expense. Net interest expense increased approximately $800,000 and $1.3 million for the three and nine months ended September 24, 2017, respectively, primarily due to higher interest rates on higher average outstanding debt balances.

Total income before income taxes. Total income before income taxes decreased approximately $700,000, or 2.1% for the three months ended September 24, 2017, compared to the same period in 2016, and was flat for the nine months ended September 24, 2017, as compared to the same period in 2016.

Income tax expense.  The effective income tax rates were 26.8% and 28.4% for the three and nine months ended September 24, 2017, respectively, representing decreases of 1.6% and 2.5% from the prior year comparable periods, respectively. During the third quarter of 2017, the decrease in the effective tax rates was primarily attributable to a reduction in required state and local income tax reserves.  2017 also includes the favorable impact of adopting the new guidance for share-based compensation.  This guidance requires excess tax benefits recognized on stock based awards to be recorded as a reduction of income tax expense rather than equity.  The impact of this adoption decreased our effective tax rate by 0.5% and 1.8% for the three and nine month periods, respectively.

Diluted earnings per share. Diluted earnings per share increased 5.3% to $0.60 for the three months ended September 24, 2017, compared to $0.57 in the corresponding prior year period.  Diluted earnings per share increased 8.6% to $2.02 for the nine months ended September 24, 2017, compared to $1.86 in the corresponding prior year period.  These increases were primarily due to increases in net income attributable to common shareholders and decreases in shares outstanding from share repurchases.  Diluted earnings per share was also favorably impacted by the adoption of the new guidance for accounting for share-based compensation by approximately $0.05 for the nine months ended September 24, 2017; the impact for the three month period was not significant.  Excluding the impact of this adoption, diluted earnings per share would have increased 5.9% for the nine months ended September 24, 2017.

Liquidity and Capital Resources

Debt

Our outstanding debt of $300.6 million at December 25, 2016 represented amounts outstanding under a $500 million unsecured revolving line of credit (“previous Credit Facility”) with a maturity date of October 31, 2019.  The interest rate charged on outstanding balances was LIBOR plus 75 to 175 basis points.  The commitment fee on the unused balance ranged from 15 to 25 basis points

On August 30, 2017, we entered into a new Credit Agreement (the “Credit Agreement”) replacing the previous Credit Facility.  The Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of

$600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility” and together with the Revolving Facility, the “Facilities”).  Our outstanding balance was $400.0 million as of September 24, 2017, all under the Term Loan Facility.

Loans under the Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 75 to 200 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 0 to 100 basis points.   In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four quarter period (the “Leverage Ratio”). An unused commitment fee at a rate ranging from 15 to 30 basis points per annum, determined according to the Leverage Ratio, applies to the unutilized commitments under the Revolving Facility.  Loans outstanding under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos. The remaining availability under the Credit Facility, reduced for outstanding letters of credit, was approximately $569.2 million as of September 24, 2017.  In connection with the new Credit agreement, the Company capitalized $3.2 million of debt issuance costs, which are being amortized into interest expense, over the term of the Facilities.

As of September 24, 2017, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt	Fixed Rates
July 30, 2013 through April 30, 2018	$75 million	1.42%
December 30, 2014 through April 30, 2018	$50 million	1.36%
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%

Subsequent to the end of the third quarter, in October 2017, we executed the following additional interest rate swaps for $275 million, which are forward starting swaps that become effective in 2018.

Effective Dates	Floating Rate Debt	Fixed Rates
January 30, 2018 through August 30, 2022	$100 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	2.00%
January 30, 2018 through August 30, 2022	$25 million	1.99%

Our Credit Agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the Credit Agreement:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	September 24, 2017
Leverage Ratio	Not to exceed 4.5 to 1.0	2.0 to 1.0

Interest Coverage Ratio	Not less than 2.75 to 1.0	4.8 to 1.0

As stated above, our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. The Leverage Ratio permitted by the Credit Agreement will decrease over time to 3.75 to 1.00.  Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of September 24, 2017.

Cash Flows

Cash flow provided by operating activities was $114.9 million for the nine months ended September 24, 2017, compared to $121.5 million for the same period in 2016. The decrease of approximately $6.6 million was primarily due to unfavorable changes in working capital, partially offset by higher net income.

Our free cash flow, a non-GAAP financial measure, was as follows for the nine months ended September 24, 2017 and September 25, 2016 (in thousands):

	Nine Months Ended
	September 24,	September 25,
	2017	2016

Net cash provided by operating activities	$114,917	$121,456
Purchases of property and equipment	(43,195)	(38,954)
Free cash flow (a)	$71,722	$82,502

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

Cash flow used in investing activities was $42.4 million for the nine months ended September 24, 2017, compared to $45.7 million for the same period in 2016, or a decrease of $3.3 million. The nine month period in 2016 included the acquisition of 20 restaurants from franchisees in the first quarter of that year.  The nine month period in 2017 included the construction costs for our new domestic commissary in Georgia, which opened in July of this year.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings from our Credit Agreement. We had net proceeds from the issuance of long-term debt of $99.4 million and $56.4 million for the nine months ended September 24, 2017 and September 25, 2016, respectively.  These proceeds were partially offset by repurchases of $121.7 million and $109.4 million of common stock for the nine months ended September 24, 2017 and September 25, 2016, respectively. Subsequent to September 24, 2017, through October 24, 2017, we repurchased an additional $29.7 million of common stock. Approximately $485.9 million of the Company’s share repurchase authorization was remaining as of October 24, 2017.

The Company expects to repurchase the remaining authorization by early to mid-2019.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Any share repurchase under this program may be made in the open market, in privately negotiated transactions, or otherwise, and may depend upon prevailing market conditions and other factors.  The Company expects to implement an accelerated share repurchase program in the fourth quarter of 2017 for a portion of the share repurchase authorization.  Repurchases under the Company’s share repurchase program may be commenced or suspended from time to time at the Company’s discretion without prior notice.

We paid cash dividends of $22.9 million ($0.625 per common share) and $20.5 million ($0.55 per common share) for the nine months ended September 24, 2017 and September 25, 2016, respectively. Subsequent to the third quarter on October 27, 2017, our Board of Directors declared a fourth quarter dividend of $0.225 per common share (approximately $7.9 million based on current shareholders of record). The dividend will be paid on November 17, 2017 to shareholders of record as of the close of business on November 7, 2017. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend”, “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, contingent liabilities, resolution of litigation, commodity costs, profit margins, unit growth, unit level performance, capital expenditures, other financial and operational measures and our plans to increase our existing credit facility or enter into new debt facilities to finance the increased capital return program. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

•

aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;

•	changes in consumer preferences or consumer buying habits, including changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending;
•	changes in our liquidity or changes in the debt markets in general, including adverse changes in interest rates, and our ability to meet debt service requirements;
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

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our outstanding debt of $300.6 million at December 25, 2016 represented amounts outstanding under the $500 million unsecured revolving line of credit (“previous Credit Facility”) with a maturity date of October 31, 2019.  The interest rate charged on outstanding balances was LIBOR plus 75 to 175 basis points.  The commitment fee on the unused balance ranged from 15 to 25 basis points.

On August 30, 2017, we entered into a new Credit Agreement (“the Credit Agreement”) replacing the previous Credit Facility.  The Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility” and together with the Revolving Facility, the “Facilities”).  Our outstanding balance was $400.0 million as of September 24, 2017, all under the Term Loan Facility.  In connection with the new Credit Agreement, the Company capitalized $3.2 million of debt issuance costs, which are being amortized into interest expense, over the term of the Facilities.

Loans under the Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 75 to 200 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 0 to 100 basis points.  An unused commitment fee at a rate ranging from 15 to 30 basis points per annum, determined according to the Credit Agreement, applies to the unutilized commitments under the Revolving Facility.

We attempt to minimize interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in our Credit Agreement. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.

As of September 24, 2017, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million:

Effective Dates	Floating Rate Debt	Fixed Rates
July 30, 2013 through April 30, 2018	$75 million	1.42%
December 30, 2014 through April 30, 2018	$50 million	1.36%
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%

Subsequent to the end of the third quarter, in October 2017, we executed the following additional interest rate swaps for $275 million, which are forward starting swaps that become effective in 2018.

Effective Dates	Floating Rate Debt	Fixed Rates
January 30, 2018 through August 30, 2022	$100 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	2.00%
January 30, 2018 through August 30, 2022	$25 million	1.99%

The weighted average interest rate on the debt, including the impact of the interest rate swap agreements, was 2.4% as of September 24, 2017. An increase in the present interest rate of 100 basis points on the debt balance outstanding as of September 24, 2017, including the impact of the interest rate swaps, would increase annual interest expense by $2.8 million.

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

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a negative impact on our revenues of approximately $300,000 and $3.7 million for the three months ended September 24, 2017 and September 25, 2016, respectively, and $5.9 million and $7.7 million for the nine months ended September 24, 2017 and September 25, 2016, respectively.  Foreign currency exchange rate fluctuations had no significant impact on income before income taxes for the three and nine month periods ended September 24, 2017.  Foreign currency exchange rates had a negative impact on our income before income taxes of $400,000 and $1.7 million for the three and nine months ended September 25, 2016, respectively.

The referendum in the United Kingdom, known as Brexit, the outcome of which was a vote to leave the European Union has resulted in exchange rate fluctuations.  The future impact of Brexit on our franchise operations included in the European Union could also include but may not be limited to additional currency volatility and future trade, tariff, and regulatory changes.  As of September 24, 2017, six of our 43 international country operations are included in the European Union.

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

The following table presents the actual average block price for cheese by quarter through the third quarter of 2017 and the projected average block price for cheese for the fourth quarter of 2017 (based on the October 24, 2017 Chicago Mercantile Exchange cheese futures market prices):

	2017		2016
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.613		$1.473
Quarter 2	1.566		1.405
Quarter 3	1.642		1.691
Quarter 4	1.672		1.610
Full Year	$1.623	*	$1.545

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in a number of lawsuits, claims, investigations and proceedings consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Financial Accounting Standards Board Accounting Standards Codification 450, “Contingencies”, the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 27, 2019.  This includes an additional $500 million authorized on July 27, 2017.  Through September 24, 2017, a total of 111.1 million shares with an aggregate cost of $1.6 billion and an average price of $14.03 per share have been repurchased under this program. Subsequent to September 24, 2017, through October 24, 2017, we acquired an additional 418,000 shares at an aggregate cost of $29.7 million. As of October 24, 2017, approximately $485.9 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the three months ended September 24, 2017 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

6/26/2017 - 7/23/2017	153	$73.97	110,175	$591,966
7/24/2017 - 8/20/2017	367	$77.34	110,542	$563,620
8/21/2017 - 9/24/2017	632	$75.94	111,174	$515,596

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During the fiscal quarter ended September 24, 2017, the Company acquired approximately 1,800 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6.  Exhibits

Exhibit
Number	Description

10.1

Credit Agreement, dated August 30, 2017, by and among Papa John’s International, Inc., as borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders.  Exhibit 10.1 to our Report on Form 8-K as filed on August 30, 2017 is incorporated herein by reference.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 24, 2017, filed on October 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: October 31, 2017	/s/ Lance F. Tucker
Lance F. Tucker
Senior Vice President, Chief Financial Officer
and Chief Administrative Officer