Form 10-K
period 2017-12-31
PAPA JOHNS INTERNATIONAL INC
filed 2018-02-27
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

2002 Papa John’s Boulevard
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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 25, 2017, was $1,979,090,627.

As of February 20, 2018, there were 33,538,310 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this annual report are incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2018.

PART I

Item 1.  Business

General

Papa John’s International, Inc., a Delaware corporation (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s”.  Papa John’s began operations in 1984.  At December 31, 2017, there were 5,199 Papa John’s restaurants in operation, consisting of 743 Company-owned and 4,456 franchised restaurants operating domestically in all 50 states and in 44 countries and territories. Our Company-owned restaurants include 246 restaurants operated under five joint venture arrangements and 35 units in Beijing and North China.

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

High-Quality Menu Offerings. Our menu strategy focuses on the quality of our ingredients.  Domestic Papa John’s restaurants offer high-quality pizza along with side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. Papa John’s original crust pizza is prepared using fresh dough (never frozen). In addition, during 2016 we introduced a fresh pan dough crust to the domestic system.  Papa John’s pizzas are made from a proprietary blend of wheat flour, real cheese made from mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat and vegetable toppings. Our original and pan dough crust pizza is delivered with a container of our special garlic sauce and a pepperoncini pepper. In addition to our fresh dough pizzas, we offer a par-baked thin crust. Each is served with a pepperoncini pepper.  We have a continuing “clean label” initiative to remove unwanted ingredients from our product offerings, such as synthetic colors, artificial flavors and preservatives, announcing in 2016 and 2017 that we had removed an additional fifteen unwanted ingredients across our entire food menu during the two years.

We also offer limited-time pizzas on a regular basis and expect to continue to test new product offerings both domestically and internationally. The new products can become a part of the permanent menu if they meet certain internally established guidelines.

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

Commitment to Team Member Training and Development. We are committed to the development and motivation of our team members through training programs, including our leadership development program, incentive and recognition programs and opportunities for advancement. Team member training programs are conducted for Company-owned restaurant team members, and operational training is offered to our franchisees. We offer performance-based financial incentives to corporate team members and restaurant managers.

Marketing. Our domestic marketing strategy consists of both national and local components. Our national strategy includes national advertising via television, print, direct mail, digital, mobile marketing and social media channels. Our digital marketing activities have increased significantly over the past several years in response to increasing consumer use of online and mobile web technology. Local advertising programs include television, radio, print, direct mail, store-to-door flyers, digital, mobile marketing and local social media channels. See “Marketing Programs” below, which describes more local marketing programs.

In international markets, our marketing focuses on reaching customers who live or work within a small radius of a Papa John’s restaurant. Our international markets use a combination of advertising strategies, including television, radio, print, digital, mobile marketing and local social media depending on the size of the local market.

Technology. We use technology to deliver a better customer experience, focusing on key strategies that offer benefits to the customer as well as advancing our objectives of higher customer lifetime value, deeper brand affinity and greater sustained advantage over traditional and emerging competitors.

Our latest technology initiatives, such as launching a restaurant ordering app on Apple TV in 2016, build on our past milestones, which include the introduction of digital ordering across all our U.S. delivery restaurants in 2001 and the launch of a domestic digital rewards program in 2010.  In 2017, over 60% of domestic sales were placed through digital channels.  During 2017, we also became the first national pizza brand to integrate with Facebook Instant Ordering, expanded mobile app promotions, launched Papa Track with delivery status, enhanced social sharing and special digital discounts, strengthened alternative payments with the addition of PayPal, and targeted new “Perks” incentives for PAPA REWARDS® loyalty members.

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

Our strategy for global franchise unit growth focuses on our sound unit economics model. We strive to eliminate barriers to expansion in existing international markets, and identify new market opportunities. Our growth strategy varies based on the maturity and penetration of the market and other factors in specific domestic and international markets, with overall unit growth expected to come increasingly from international markets.

Restaurant Sales and Investment Costs

We are committed to maintaining sound restaurant unit economics. In 2017, the 676 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average annual unit sales of $1.19 million ($1.17 million on a 52-week basis). Our North American franchise restaurants, which included 2,403 restaurants in the full year’s comparable base for 2017, generated average annual unit sales of $908,000 ($891,000 on a 52-week basis). Average annual unit sales for North American franchise restaurants are lower than those of Company-owned restaurants as a higher percentage of our Company-owned restaurants are located in more heavily penetrated markets.

With only a few exceptions, domestic restaurants do not offer dine-in, which reduces our restaurant capital investment. The average cash investment for the seven domestic traditional Company-owned restaurants opened during 2017, exclusive of land, was approximately $354,000 per unit, compared to the $339,000 investment for the 12 domestic traditional units opened in 2016, excluding tenant allowances that we received. Over the past few years, we have experienced an increase in the cost of our new restaurants primarily as a result of building larger units to accommodate increased sales, an increase in the cost of certain equipment as a result of technology enhancements, and increased costs to comply with applicable regulations.

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

“Non-traditional” Papa John’s restaurants generally do not provide delivery service but rather provide walk-up or carryout service to a captive customer group within a designated facility, such as a food court at an airport, university or military base or an event-driven service at facilities such as sports stadiums or entertainment venues. Non-traditional units are designed to fit the unique requirements of the venue and may not offer the full range of menu items available in our traditional restaurants.

All of our international restaurants are franchised, except for 35 Company-owned restaurants in Beijing and North China. Generally, our international Papa John’s restaurants are slightly smaller than our domestic restaurants and average between 900 and 1,400 square feet; however, in order to meet certain local customer preferences, some international restaurants have been opened in larger spaces to accommodate both dine-in and restaurant-based delivery service, ranging from 35 to 140 seats.

Development

At December 31, 2017, there were 5,199 Papa John’s restaurants operating in all 50 states and in 44 international countries and territories, as follows:

	Domestic Company-owned	Franchised North America	Total North America	International	System-wide

Beginning - December 25, 2016	702	2,739	3,441	1,656	5,097
Opened	9	110	119	257	376
Closed	(3)	(116)	(119)	(155)	(274)
Acquired	1	1	2	-	2
Sold	(1)	(1)	(2)	-	(2)
Ending - December 31, 2017	708	2,733	3,441	1,758	5,199

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

Of the total 3,441 North American restaurants open as of December 31, 2017, 708 units, or approximately 20%, were Company-owned (including 246 restaurants owned in joint venture arrangements with franchisees in which the Company has a majority ownership position and control). Operating Company-owned restaurants allows us to improve operations, training, marketing and quality standards for the benefit of the entire system.  From time to time, we evaluate the purchase or sale of units or markets, which could change the percentage of Company-owned units.  Subsequent to December 31, 2017, we entered into an Asset Purchase Agreement to refranchise 31 jointly owned stores in the Denver, Colorado market to an existing franchisee.

Of the 1,758 international restaurants open as of December 31, 2017, 35 units or 2.0% were Company-owned (all of which are located in Beijing and North China).  We plan to sell the Company-owned China restaurants and the China QC Center in 2018. Accordingly, as of December 31, 2017, the Company’s China operations, including these restaurants and the QC Center, are classified as held for sale in the accompanying consolidated financial statements.

QC Center System and Supply Chain Management

Our North American QC Center system currently comprises 11 full-service regional production and distribution centers in the U.S., including a full-service QC Center in Georgia, which opened during 2017, that supply pizza sauce, dough, food products, paper products, smallwares and cleaning supplies twice weekly to each traditional restaurant it serves. Additionally, we have one QC Center in Canada, which produces and distributes fresh dough.  This system enables us to monitor and control product quality and consistency, while lowering food and other costs. We evaluate the QC Center system capacity in relation to existing restaurants’ volumes and planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant.

We currently own full-service international QC Centers in Milton Keynes, United Kingdom; Mexico City, Mexico; and Beijing, China. Other international QC Centers are licensed to franchisees or non-franchisee third parties and are generally located in the markets where our franchisees have restaurants.

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

The restaurant-level and Co-op marketing efforts are supported by media, print, digital and electronic advertising materials that are produced by Papa John’s Marketing Fund, Inc. (“PJMF”). PJMF is an unconsolidated nonstock corporation designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. PJMF produces and buys air time for Papa John’s national television commercials, buys digital media such as banner advertising, paid search-engine advertising, mobile marketing, social media advertising and marketing, text messaging, and email.  It also engages in other brand-building activities, such as consumer research and public relations activities. Domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain minimum percentage of sales to PJMF.  The contribution rate to PJMF can be set at up to 3% of sales, if approved by the governing board of PJMF, and beyond that level if approved by a supermajority of domestic restaurants. The domestic franchise system approved a new contribution rate of 4.25% effective in the fourth quarter of 2016. The rate will increase an additional 0.25% in annual increments until the rate reaches 5.0% of sales in 2019 and is currently 4.50%.

Our proprietary domestic digital ordering platform allows customers to order online, including “plan ahead ordering,” Apple TV ordering and Spanish-language ordering capability.  Digital payment platforms include VISA Checkout, PayPal, and Venmo PayShare.  We provide enhanced mobile ordering for our customers, including Papa John’s iPhone® and Android® applications. Our Papa Rewards® program is a customer loyalty program designed to increase loyalty and frequency; we offer this program domestically, in the UK, and in several international markets. We receive a percentage-based fee from North American franchisees for online sales, in addition to royalties, to defray development and operating costs associated with our digital ordering platform.  We believe continued innovation and investment in the design and functionality of our online and mobile platforms is critical to the success of our brand.

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

We provide both Company-owned and franchised restaurants with pre-approved marketing materials and catalogs for the purchase of promotional items. We also provide direct marketing services to Company-owned and domestic franchised restaurants using customer information gathered by our proprietary point-of-sale technology (see “Company Operations —North America Point-of-Sale Technology”). In addition, we provide database tools, templates and training for operators to facilitate local email marketing and text messaging through our approved tools.

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

North America Point-of-Sale Technology. Our proprietary point-of-sale technology, “FOCUS”, is in place in all North America traditional Papa John’s restaurants. We believe this technology facilitates fast and accurate order-taking and pricing, and allows the restaurant manager to better monitor and control food and labor costs, including food inventory management and order placement from QC Centers. The system allows us to obtain restaurant operating information, providing us with timely access to sales and customer information. The FOCUS system is also integrated with our digital ordering solutions in all North American traditional Papa John’s restaurants.

Domestic Hours of Operation.  Our domestic restaurants are open seven days a week, typically from 11:00 a.m. to 12:30 a.m. Monday through Thursday, 11:00 a.m. to 1:30 a.m. on Friday and Saturday and 12:00 noon to 11:30 p.m. on Sunday. Carryout hours are generally more limited for late night, for security purposes.

Franchise Program

General. We continue to attract qualified and experienced franchisees, whom we consider to be a vital part of our system’s continued growth.  We believe our relationship with our franchisees is good. As of December 31, 2017, there were 4,456 franchised Papa John’s restaurants operating in all 50 states and 44 countries and territories.  During 2017, our franchisees opened an additional 367 (110 North America and 257 internationally) restaurants, which includes the opening of Papa John’s restaurants in two new countries.  As of December 31, 2017, we have development agreements with our franchisees for approximately 200 additional North America restaurants, the majority of which are committed to open over the next two to three years, and agreements for approximately 990 additional international franchised restaurants, the majority of which are scheduled to open over the next six years. There can be no assurance that all of these restaurants will be opened or that the development schedules set forth in the development agreements will be achieved.

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

Over the past several years, we have offered various development incentive programs for domestic franchisees to accelerate unit openings. Such incentives included the following for 2017 traditional openings: (1) waiver of the standard one-time $25,000 franchise fee if the unit opens on time in accordance with the agreed-upon development schedule, or a reduced fee of $5,000 if the unit opens late; (2) the waiver of some or all of the 5% royalty fee for a period of time; (3) a credit for a portion of the purchase of certain leased equipment; and (4) a credit to be applied toward a future food purchase, under certain circumstances. We believe development incentive programs have accelerated unit openings.

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

We provide assistance to Papa John’s franchisees in selecting sites, developing restaurants and evaluating the physical specifications for typical restaurants. We provide layout and design services and recommendations for subcontractors, signage installers and telephone systems to Papa John’s franchisees. Our franchisees can purchase complete new store equipment packages through an approved third-party supplier. We sell replacement smallwares and related items to our franchisees.  Each franchisee is responsible for selecting the location for its restaurants, but must obtain our approval of the restaurant design and location based on traffic accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic.

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

In 2018, we plan to offer some or all of these domestic franchise support initiatives, with a particular focus of providing assistance to franchisees in emerging and/or high cost markets.

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

Non-traditional Restaurant Development. We had 256 non-traditional domestic restaurants at December 31, 2017. Non-traditional restaurants generally cover venues or areas not originally targeted for traditional unit development, and our franchised non-traditional restaurants have terms differing from the standard agreements.

Franchisee Loans. Selected domestic and international franchisees have borrowed funds from us, principally for the purchase of restaurants from us or other franchisees or for construction and development of new restaurants. Loans made to franchisees can bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchise owners. At December 31, 2017, net loans outstanding totaled $19.9 million. See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

Domestic Franchise Training and Support. Our domestic field support structure consists of franchise business directors, each of whom is responsible for serving an average of 165 franchised units. Our franchise business directors maintain open communication with the franchise community, relaying operating and marketing information and new initiatives between franchisees and us.

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

International Franchise Operations Support. We employ or contract with international business directors who are responsible for supporting one or more franchisees. The international business directors usually report to regional vice presidents. Senior management and corporate staff also support the international field teams in many areas, including, but not limited to, food safety, quality assurance, marketing, technology, operations training and financial analysis.

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

Franchise Advisory Council. We have a franchise advisory council that consists of Company and franchisee representatives of domestic restaurants. We also have a franchise advisory council in the United Kingdom and a newly formed Brand Advisory Council consisting of franchisees throughout the world. The various councils and subcommittees hold regular meetings to discuss new product and marketing ideas, operations, growth and other business issues. From time to time, certain domestic franchisees have also formed a separate franchise association for the purpose of communicating and addressing issues, needs and opportunities among its members.

We currently communicate with, and receive input from, our franchisees in several forms, including through the various councils, annual operations conferences, system communications, national conference calls, various regional meetings conducted with franchisees throughout the year and ongoing communications from franchise business directors and international business directors in the field. Monthly webcasts are also conducted by the Company to discuss current operational, marketing and other issues affecting the domestic franchisees’ business. We are committed to communicating with our franchisees and receiving input from them.

Industry and Competition

The United States Quick Service Restaurant pizza (“QSR Pizza”) industry is mature and highly competitive with respect to price, service, location, food quality and product innovation. There are well-established competitors with substantially greater financial and other resources than Papa John’s. The category is largely fragmented and competitors include international, national and regional chains, as well as a large number of local independent pizza operators, any of which can utilize a growing number of food delivery services.  Some of our competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where we compete. According to industry sources, domestic QSR Pizza category sales, which includes dine-in, carry out and delivery, totaled approximately $36 billion in 2017, or an increase of 1% from the prior year.   Competition from delivery aggregators and other food delivery concepts continues to increase.

With respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts. There is also active competition for management personnel, drivers and hourly team members, and attractive commercial real estate sites suitable for Papa John’s restaurants.

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

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. The laws of several states also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. State laws that regulate the franchisor-franchisee relationship presently exist in a significant number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the U.S. franchisor-franchisee relationship in certain respects if such bills were enacted. State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. National, state and local government regulations or initiatives, including health care legislation, “living wage,” or other current or proposed regulations, and increases in minimum wage rates affect Papa John’s as well as others within the restaurant industry. As we expand internationally, we are also subject to applicable laws in each jurisdiction.

We are increasingly subject to laws and regulations that require us to disclose calorie content and other specific content of our food, including fat, trans fat, and salt content. A provision of the Patient Protection and Affordable Care Act of 2010 (ACA) requires us and many restaurant companies to disclose calorie information on restaurant menus. The Food and Drug Administration issued final rules to implement this provision, which require restaurants to post the number of calories for most items on menus or menu boards and to make available certain other nutritional information. The implementation of these regulations was delayed until May 2018.  A number of states, counties and cities in which we do business have also enacted menu labeling laws,  but these local laws will be superseded by the federal laws once the federal laws go into effect.  Government regulation of nutrition disclosure could result in increased costs of compliance and could also impact consumer habits in a way that adversely impacts sales at our restaurants. For further information regarding governmental regulation, see Item 1A. Risk Factors.

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

We hold copyrights in authored works used in our business, including advertisements, packaging, training, website, and promotional materials. In addition, we have registered and maintain Internet domain names, including “papajohns.com,” and approximately 83 country code domains patterned as papajohns.cc, or a close variation thereof, with “.cc” representing a specific country code.

Employees

As of December 31, 2017, we employed approximately 22,400 persons, of whom approximately 19,400 were restaurant team members, approximately 900 were restaurant management personnel, approximately 900 were corporate personnel and approximately 1,200 were QC Center and Preferred personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

Item 1A.  Risk Factors

We are subject to risks that could have a negative effect on our business, financial condition and results of operations. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-K as well as in other Company communications. Before you invest in our securities, you should carefully consider the following risk factors together with all other information included in this Form 10-K and our other publicly filed documents.

Our profitability may suffer as a result of intense competition in our industry.

The QSR Pizza industry is mature and highly competitive. Competition is based on price, service, location, food quality, brand recognition and loyalty, product innovation, effectiveness of marketing and promotional activity, use of technology, and the ability to identify and satisfy consumer preferences. We may need to reduce the prices for some of our products to respond to competitive and customer pressures, which may adversely affect our profitability. When commodity and other costs increase, we may be limited in our ability to increase prices. With the significant level of competition and the pace of innovation, we may be required to increase investment spending in several areas, particularly marketing and technology, which can decrease profitability.

In addition to competition with our larger and more established competitors, we face competition from new competitors and concepts such as fast casual pizza concepts. We also face competitive pressures from food delivery concepts using new delivery technologies, some of which may have more effective marketing.  The emergence or growth of new competitors, in the pizza category or in the food service industry generally, may make it difficult for us to maintain or increase our market share and could negatively impact our sales and our system-wide restaurant operations.   We face increasing competition from delivery aggregators, delivering food from quick-service or dine-in restaurants, as well as other home delivery services and grocery stores that offer an increasing variety of prepped or prepared meals in response to consumer demand. As a result, our sales can be directly and negatively impacted by actions of our competitors, the emergence or growth of new competitors, consumer sentiment or other factors outside our control.

One of our competitive strengths is our “BETTER INGREDIENTS. BETTER PIZZA.” brand promise. This means we may use ingredients that cost more than the ingredients some of our competitors may use. Because of our investment in higher-quality ingredients and our focus on a “clean label”, we could have lower profit margins than some of our competitors if we are not able to establish or maintain premium pricing for our products.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Changes in consumer preferences and trends (for example, changes in consumer perceptions of certain ingredients that could cause consumers to avoid pizza or some of its ingredients in favor of foods that are or are perceived as more healthy, lower-calorie or otherwise based on their ingredients or nutritional content) or preferences for a dining experience such as fast casual pizza concepts, could adversely affect our restaurant business and reduce the effectiveness of our marketing and technology initiatives. Also, our success depends to a significant extent on numerous factors affecting consumer confidence and discretionary consumer income and spending, such as general economic conditions, customer sentiment and the level of employment. Any factors that could cause consumers to spend less on food or shift to lower-priced products could reduce sales or inhibit our ability to maintain or increase pricing, which could materially adversely affect our operating results.

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

Failure to preserve the value and relevance of our brand could have a negative impact on our financial results.

Our results depend upon our ability to differentiate our brand and our reputation for quality. Damage to our brand or reputation could negatively impact our business and financial results. Our brand has been highly rated in U.S. surveys, and we strive to build the value of our brand as we develop international markets. The value of our brand and demand for our products could be damaged by any incidents that harm consumer perceptions of the Company.

To be successful in the future, we believe we must preserve, enhance and leverage the value of our brand. Consumer perceptions of our brand are affected by a variety of factors, such as the nutritional content and preparation of our food, the quality of the ingredients we use, our business practices and the manner in which we source the commodities we use. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly.  Consumer perceptions may also be affected by third parties presenting or promoting adverse commentary or portrayals of our industry, our brand, our suppliers or our franchisees.  If we are unsuccessful in managing incidents that erode consumer trust or confidence, particularly if such incidents receive considerable publicity or result in litigation, our brand value and financial results could be negatively impacted.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet-based communications that allow individuals access to a broad audience of consumers and other persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. The dissemination of information via social media could harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy.

In addition, we frequently use social media to communicate with consumers and the public in general. Failure to use social media effectively could lead to a decline in brand value and revenue. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our brand, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information.

We may not be able to effectively market our products or maintain key marketing partnerships.

The success of our business depends on the effectiveness of our marketing and promotional plans. We may not be able to effectively execute our national or local marketing plans, particularly if lower sales result in reduced levels of marketing funds. Our marketing strategy utilizes relationships with well-known sporting events, athletes, celebrity personalities and our brand spokesman to market our products. Our business could suffer if we are not able to maintain key marketing relationships and sponsorships, or if we are unable to do so at a reasonable cost, and could require additional investments in alternative marketing strategies. Actions taken by persons or marketing partners who endorse our products, could harm their reputations and could also cause harm to our brand. From time to time, in response to changes in the business environment and the audience share of marketing channels, we expect to reallocate marketing resources across social media and other channels. That reallocation may not be effective or as successful as the marketing and advertising allocations of our competitors, which could negatively impact the amount and timing of our revenues.

Our franchise business model presents a number of risks.

Our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, especially in emerging markets and/or high cost markets, their financial results may deteriorate, which could result in, among other things, restaurant closures, reduced number of restaurant openings or delayed or reduced payments to us.

Our success also increasingly depends on the willingness and ability of our franchisees to remain aligned with us on operating and promotional plans. Franchisees’ ability to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the creditworthiness of our franchisees. Our operating performance could also be negatively affected if our franchisees experience food safety or other operational problems or project an image inconsistent with our brand and values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subjected to litigation. If franchisees do not successfully operate restaurants in a manner consistent with our required standards, the brand’s image and reputation could be harmed, which in turn could hurt our business and operating results.

Changes in privacy laws could adversely affect our ability to market our products effectively.

We rely on a variety of direct marketing techniques, including email, text messages and postal mailings. Any future restrictions in federal, state or foreign laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of email, text messages and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may need to develop alternative marketing strategies, which may not be as effective and could impact the amount and timing of our revenues.

We may not be able to execute our strategy or achieve our planned growth targets, which could negatively impact our business and our financial results.

Our growth strategy depends on our and our franchisees’ ability to open new restaurants and to operate them on a profitable basis. We expect substantially all of our international unit growth and much of our domestic unit growth to be franchised units. Accordingly, our profitability increasingly depends upon royalty revenues from franchisees. If our franchisees are not able to operate their businesses successfully under our franchised business model, our results could suffer. Additionally, we may fail to attract new qualified franchisees or existing franchisees may close underperforming locations. Planned growth targets and the ability to operate new and existing restaurants profitably are affected by economic, regulatory and competitive conditions and consumer buying habits. A decrease in sales, or increased commodity or operating costs, including, but not limited to, employee compensation and benefits or insurance costs, could slow the rate of new store openings or increase the number of store closings. Our business is susceptible to adverse changes in local, national and global economic conditions, which could make it difficult for us to meet our growth targets. Additionally, we or our franchisees may face challenges securing financing, finding suitable store locations at acceptable terms or securing required domestic or foreign government permits and approvals.  If we do not meet our growth targets or the expectations of the market for net restaurant openings or our other strategic objectives, our stock price could decline.

Our franchisees remain dependent on the availability of financing to remodel or renovate existing locations, upgrade systems and enhance technology, or construct and open new restaurants. From time to time, the Company may provide financing to certain franchisees and prospective franchisees in order to mitigate store closings, allow new units to open, or complete required upgrades. If we are unable or unwilling to provide such financing, which is a function of, among other things, a franchisee’s credit worthiness, the number of new restaurant openings may be slower or the rate of closures may be higher than expected and our results of operations may be adversely impacted. To the extent we provide financing to franchisees, our results could be negatively impacted by negative performance of these franchisee loans.

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

Domestic restaurants purchase substantially all food and related products from our QC Centers. We are dependent on Leprino Foods Dairy Products Company (“Leprino”) as our sole supplier for cheese, one of our key ingredients. Leprino, one of the major pizza category suppliers of cheese in the United States, currently supplies all of our cheese domestically and substantially all of our cheese internationally. We also depend on a sole source for our supply of certain desserts, which constitutes less than 10% of our domestic Company-owned restaurant sales. While we have no other sole sources of supply for key ingredients or menu items, we do source other key ingredients from a limited number of suppliers. Alternative sources of cheese, desserts, other key ingredients or menu items may not be available on a timely basis or may not be available on terms as favorable to us as under our current arrangements.

Our Company-owned and franchised restaurants could also be harmed by a prolonged disruption in the supply of products from or to our QC Centers due to weather, climate change, natural disasters, crop disease, food safety incidents, regulatory compliance, labor dispute or interruption of service by carriers. In particular, adverse weather or crop disease affecting the California tomato crop could disrupt the supply of pizza sauce to our and our franchisees’ restaurants. Insolvency of key suppliers could also cause similar business interruptions and negatively impact our business.

Natural disasters, hostilities, social unrest and other catastrophic events may disrupt our operations or supply chain.

The occurrence of a natural disaster, hostilities, epidemic, cyber-attack, social unrest, terrorist activity or other catastrophic events may result in the closure of our restaurants (Company-owned or franchised), our corporate office, any of our QC Centers or the facilities of our suppliers, and can adversely affect consumer spending, consumer confidence levels and supply availability and costs, any of which could materially adversely affect our results of operations.

Changes in purchasing practices by our domestic franchisees could harm our commissary business.

Although our domestic franchisees currently purchase substantially all food products from our QC Centers, the only required QC Center purchases by franchisees are pizza sauce, dough and other items we may designate as proprietary or integral to our system. Any changes in purchasing practices by domestic franchisees, such as seeking alternative approved suppliers of ingredients or other food products, could adversely affect the financial results of our QC Centers and the Company

Our current insurance may not be adequate and we may experience claims in excess of our reserves.

Our insurance programs for workers’ compensation, owned and non-owned vehicles, general liability, property and team member health insurance coverage are funded by the Company up to certain retention levels, generally ranging from $100,000 to $1 million. These insurance programs may not be adequate to protect us, and it may be difficult or impossible to obtain additional coverage or maintain current coverage at a reasonable cost. We also have experienced increasing claims volatility and higher related costs for workers’ compensation, owned and non-owned vehicles and health claims. We estimate loss reserves based on historical trends, actuarial assumptions and other data available to us, but we may not be able to accurately estimate reserves. If we experience claims in excess of our projections, our business could be negatively impacted.  Our franchisees could be similarly impacted by higher claims experience, hurting both their operating results and/or limiting their ability to maintain adequate insurance coverage at a reasonable cost.

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

Our international operations are also subject to additional risk factors, including import and export controls, compliance with anti-corruption and other foreign laws, difficulties enforcing intellectual property and contract rights in foreign jurisdictions, and the imposition of increased or new tariffs or trade barriers. We intend to continue to expand internationally, which would make the risks related to our international operations more significant over time.

Our international results, which are substantially franchised, depend heavily on the operating capabilities and financial strength of our franchisees. Any changes in the ability of our franchisees to run their stores profitably in accordance with our operating procedures, or to effectively sub franchise stores, could result in brand damage, a higher number of restaurant closures and a reduction in the number of new restaurant openings.  Our international Company-owned store presence is currently limited to our stores in China, which are classified as held for sale, as we intend to divest those operations  in 2018.

Sales made by our franchisees in international markets and certain loans we provide to such franchisees are denominated in their local currencies, and fluctuations in the U.S. dollar occur relative to the local currencies. Accordingly, changes in currency exchange rates will cause our revenues, investment income and operating results to fluctuate. We have not historically hedged our exposure to foreign currency fluctuations. Our international revenues and earnings may be adversely impacted as the U.S. dollar rises against foreign currencies because the local currency will translate into fewer U.S. dollars.  Additionally, the value of certain assets or loans denominated in local currencies may deteriorate. Other items denominated in U.S. dollars including product imports or loans may also become more expensive, putting pressure on franchisees’ cash flows.

With increased indebtedness, we may have reduced availability of cash flow for other purposes. Increases in interest rates would also increase our debt service costs and could materially impact our profitability as well as the profitability of our franchisees.

We currently have total indebtedness of $470 million outstanding under our existing credit facility, which accrues interest at variable interest rates. With this higher debt level and anticipated future borrowings, we may have reduced available cash flow to plan for or react to business changes, changes in the industry or any general adverse economic conditions.

Under our credit facility, we are exposed to variable interest rates.  We have entered into interest rate swaps that fix a portion of our interest rates, but an increase in interest expense, whether because of an increase in market interest rates or an increase in borrowings, would increase the cost of servicing our debt and could materially reduce our profitability. By using a derivative instrument to hedge exposures to changes in interest rates, we also expose ourselves to credit risk. Credit risk is due to the possible failure of the counterparty to perform under the terms of the derivative contract.

Higher inflation, and a related increase in costs, including rising interest rates, could also impact our franchisees and their ability to open new restaurants or operate existing restaurants profitably.

Increasingly complex laws and regulations could adversely affect our business.

We operate in an increasingly complex regulatory environment, and the cost of regulatory compliance is increasing. Our failure, or the failure of any of our franchisees, to comply with applicable U.S. and international labor, health care, food, health and safety, consumer protection, anti-bribery and corruption, competition, environmental and other laws may result in civil and criminal liability, damages, fines and penalties. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. Increased regulatory scrutiny of food matters and product marketing claims, and increased litigation and enforcement actions may increase compliance and legal costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business. For example, some local government agencies have implemented ordinances that restrict the sale of certain food or drink products.

Compliance with new or additional domestic and international government laws or regulations, including the European Union General Data Protection Regulation (“GDPR”), which will take effect in May 2018,  could increase costs for compliance.  These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and costs. If we fail to comply with these laws or regulations, we could be subject to reputational damage and significant litigation, monetary damages, regulatory enforcement actions or fines in various jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues.

Higher labor costs and increased competition for qualified team members increases the cost of doing business and ensuring adequate staffing in our restaurants. Additionally, changes in employment and labor laws, including health care legislation and minimum wage increases, could increase costs for our system-wide operations.

Our success depends in part on our and our franchisees’ ability to recruit, motivate and retain a qualified workforce to work in our restaurants in an intensely competitive environment. Increased costs associated with recruiting, motivating and retaining qualified employees to work in Company-owned and franchised restaurants have had a negative impact on our Company-owned restaurant margins and the margins of franchised restaurants.  Competition for qualified drivers also continues to increase as more companies enter the delivery space, including third party aggregators. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or our franchisees and suppliers whose performance may have a material impact on our results. Social media may be used to foster negative perceptions of employment in our industry and promote strikes or boycotts.

We are also subject to federal, state and foreign laws governing such matters as minimum wage requirements, overtime compensation, benefits, working conditions, citizenship requirements and discrimination and family and medical leave. Labor costs and labor-related benefits are primary components in the cost of operation of our restaurants and QC Centers.  Labor shortages, increased employee turnover and health care mandates could increase our system-wide labor costs.

A significant number of hourly personnel are paid at rates close to the federal and state minimum wage requirements. Accordingly, the enactment of additional state or local minimum wage increases above federal wage rates or regulations related to exempt employees has increased and could continue to increase labor costs for our domestic system-wide operations.

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

Failure to retain the services of our Founder, John Schnatter, as Chairman and brand spokesman, or to successfully execute succession planning and attract talented team members, could harm our Company and brand.

John H. Schnatter, is our Founder and Chairman. We do not maintain key man life insurance on Mr. Schnatter, although we depend on the continued availability of his image and his services as spokesman in our advertising and promotion materials. While we have entered into a license agreement with Mr. Schnatter related to the use of certain intellectual property related to his name, likeness and image, our business and brand may be harmed if Mr. Schnatter’s services were not available to the Company or the reputation of Mr. Schnatter were negatively impacted, including by social media or otherwise. The Company recently appointed Steve Richie to serve as Chief Executive Officer, succeeding Mr. Schnatter in that role. If we are not able to effectively execute this Chief Executive Officer succession and future succession planning, or manage any related organizational change, it could harm our Company and brand. Failure to effectively identify, develop and retain other key personnel, recruit high-quality candidates and ensure smooth management and personnel transitions could also disrupt our business and adversely affect our results.

The concentration of stock ownership with Mr. Schnatter may influence the outcome of certain matters requiring stockholder approval.

The concentration of stock ownership by our Founder and Chairman allows him to substantially influence the outcome of certain matters requiring stockholder approval. As of December 31, 2017, Mr. Schnatter beneficially owned approximately 29% of our outstanding common stock. As a result, he may be able to substantially influence the strategic direction of the Company and the outcome of matters requiring approval by our stockholders.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to invest in or adapt to technological developments or industry trends could harm our business.

We rely heavily on information systems, including digital ordering solutions, through which over half of our domestic sales originate. We also rely heavily on point-of-sale processing in our Company-owned and franchised restaurants for data collection and payment systems for the collection of cash, credit and debit card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends on the reliability and capacity of these technology systems. In addition, we anticipate that consumers will continue to have more options to place orders digitally, both domestically and internationally. Our failure to adequately invest in new technology, adapt to technological developments and industry trends, particularly our digital ordering capabilities, could result in a loss of customers and related market share. Notwithstanding adequate investment in new technology, our marketing and technology initiatives may not be successful in improving our comparable sales results. Additionally, we are in an environment where the technology life cycle is short and consumer technology demands are high, which requires continued reinvestment in technology which will increase the cost of doing business and will increase the risk that our technology may not be customer centric or could become obsolete, inefficient or otherwise incompatible with other systems.

We rely on our international franchisees to maintain their own point-of-sale and online ordering systems, which are often purchased from third-party vendors, potentially exposing international franchisees to more operational risk, including cyber and data privacy risks and governmental regulation compliance risks.

Disruptions of our critical business or information technology systems could harm our ability to compete and conduct our business.

Our critical business and information technology systems could be damaged or interrupted by power loss, various technological failures, user errors, cyber-attacks sabotage or acts of God. In particular, the Company and our franchisees may experience occasional interruptions of our digital ordering solutions, which make online ordering unavailable or slow to respond, negatively impacting sales and the experience of our customers. If our digital ordering solutions do not perform with adequate speed and security, our customers may be less inclined to return to our digital ordering solutions.

Part of our technology infrastructure, such as our domestic FOCUS point-of-sale system, is specifically designed for us and our operational systems, which could cause unexpected costs, delays or inefficiencies when infrastructure upgrades are needed or prolonged and widespread technological difficulties occur. Significant portions of our technology infrastructure, particularly in our digital ordering solutions, are provided by third parties, and the performance of these systems is largely beyond our control. Failure of our third-party systems and backup systems to adequately perform, particularly as our online sales grow, could harm our business and the satisfaction of our customers. Such third-party systems could be disrupted either through system failure or if third party vendor patents and contractual agreements do not afford us protection against similar technology. In addition, we may not have or be able to obtain adequate protection or insurance to mitigate the risks of these events or compensate for losses related to these events, which could damage our business and reputation and be expensive and difficult to remedy or repair.

Failure to maintain the integrity of internal or customer data could result in damage to our reputation, loss of sales, and/or subject us to litigation, penalties or significant costs.

We are subject to a number of privacy and data protection laws and regulations. Our business requires the collection and retention of large volumes of internal and customer data, including credit card data and other personally identifiable information of our employees and customers housed in the various information systems we use. Constantly changing information security threats, particularly persistent cyber security threats, pose risks to the security of our systems and networks, and the confidentiality, availability and integrity of our data and the availability and integrity of our critical business functions.  As techniques used in cyber-attacks evolve, we may not be able to timely detect threats or anticipate and implement adequate security measures. The integrity and protection of the customer, employee, franchisee and Company data are critical to us. Our information technology systems and databases, and those provided by our third-party vendors, including international vendors, have been and will continue to be subject to computer viruses, malware attacks, unauthorized user attempts, phishing and denial of service and other malicious cyber-attacks. The failure to prevent fraud or security breaches or to adequately invest in data security could harm our business and revenues due to the reputational damage to our brand. Such a breach could also result in litigation, regulatory actions, penalties, and other significant costs to us and have a material adverse effect on our financial results. These costs could be significant and well in excess of our cyber insurance coverage.

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

We may be subject to harassment or discrimination claims and legal proceedings. Although our Code of Ethics and Business Conduct policies prohibit harassment and discrimination in the workplace, in sexual or in any other form, we have ongoing programs for workplace training and compliance, and we investigate and take disciplinary action with respect to alleged violations, actions by our team members could violate those policies. Franchisees and suppliers are also required to comply with all applicable laws and govern themselves with integrity.  Any violations (or perceptions  thereof) by our franchisees or suppliers could have a negative impact on consumer perceptions of us and our business and create reputational or other harm to the company.

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

The outcome of the June 2016 referendum in the United Kingdom was a vote for the United Kingdom to cease to be a member of the European Union (known as “Brexit”).  This has resulted in a lower historical valuation of the British Pound in comparison to the U.S. Dollar and resulted in significant currency exchange rate fluctuations. While the future impact and other implications of Brexit on our operations in the European Union remain unclear, it has the potential to increase currency volatility, disrupt trade with changes in tariffs and regulations, impede the free movement of goods needed in our operations, and otherwise create global economic uncertainty and negatively impact consumer sentiment.

As of December 31, 2017, 29.6% of our total international restaurants are located in countries within the European Union.

We operate globally and changes in tax laws could adversely affect our results.

We operate globally and changes in tax laws could adversely affect our results. We have international operations and generate substantial revenues and profits in foreign jurisdictions. The domestic and international tax environments continue to evolve as a result of tax changes in various jurisdictions in which we operate. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act changes existing United States tax law and includes numerous provisions that will affect businesses, including reducing the corporate tax rate to 21 percent from 35 percent effective January 1, 2018.  The Tax Act also introduces changes that will impact business-related exclusions, and deductions and credits.  As a result of the Tax Act, 2017 deferred tax assets and liabilities were remeasured.  This remeasurement yielded a one-time benefit of approximately $7 million in the fourth quarter of 2017.  We are continuing to evaluate the impact of the Tax Act on our business and results of operations.  Many of the income tax effects of the Tax Act that we have accounted for in 2017 are based on reasonable estimates and are provisional.  See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.  The U.S. Treasury is expected to issue rules, regulations and guidance in connection with the Tax Act, which may alter interpretations of its provisions and change our preliminary analysis and conclusions. Any Treasury rules, regulations and guidance may materially impact the Company's operating results, including our effective tax rate, related provision for income taxes or amount of deferred tax assets and liabilities, and related valuation allowances.  We cannot currently predict the overall impact of the Tax Act on our business and results of operations. There could be unforeseen adverse tax consequences that arise as a result of the Tax Act.  In addition, further changes in the tax laws of foreign jurisdictions could arise. These contemplated changes could increase tax uncertainty and may adversely affect our provision for income taxes.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2017, there were 5,199 Papa John’s restaurants system-wide. The following tables provide the locations of our restaurants. We define “North America” as the United States and Canada and “domestic” as the contiguous United States.

North America Restaurants:

	Company	Franchised	Total
Alabama	3	81	84
Alaska	—	11	11
Arizona	—	79	79
Arkansas	—	25	25
California	—	205	205
Colorado	31	23	54
Connecticut	—	8	8
Delaware	—	17	17
District of Columbia	—	10	10
Florida	64	230	294
Georgia	100	67	167
Hawaii	—	14	14
Idaho	—	14	14
Illinois	8	94	102
Indiana	42	91	133
Iowa	—	23	23
Kansas	16	18	34
Kentucky	46	67	113
Louisiana	—	60	60
Maine	—	5	5
Maryland	60	42	102
Massachusetts	—	21	21
Michigan	—	53	53
Minnesota	32	16	48
Mississippi	—	30	30
Missouri	43	33	76
Montana	—	9	9
Nebraska	—	15	15
Nevada	—	21	21
New Hampshire	—	3	3
New Jersey	—	63	63
New Mexico	—	18	18
New York	—	91	91
North Carolina	102	85	187
North Dakota	—	8	8
Ohio	—	165	165
Oklahoma	—	38	38
Oregon	—	16	16
Pennsylvania	—	94	94
Rhode Island	—	4	4
South Carolina	9	66	75
South Dakota	—	13	13
Tennessee	32	80	112
Texas	94	208	302
Utah	—	35	35
Vermont	—	1	1
Virginia	26	122	148
Washington	—	51	51
West Virginia	—	22	22
Wisconsin	—	31	31
Wyoming	—	10	10
Total U.S. Papa John’s Restaurants	708	2,606	3,314
Canada	—	127	127
Total North America Papa John’s Restaurants	708	2,733	3,441

International Restaurants:

	Company	Franchised	Total
Azerbaijan	—	4	4
Bahrain	—	22	22
Belarus	—	10	10
Bolivia	—	4	4
Cayman Islands	—	2	2
Chile	—	68	68
China	35	164	199
Colombia	—	43	43
Costa Rica	—	23	23
Cyprus	—	8	8
Dominican Republic	—	17	17
Ecuador	—	17	17
Egypt	—	45	45
El Salvador	—	23	23
France	—	3	3
Guam	—	3	3
Guatemala	—	12	12
Iraq	—	1	1
Ireland	—	72	72
Israel	—	2	2
Jordan	—	9	9
Korea	—	130	130
Kuwait	—	37	37
Mexico	—	107	107
Morocco	—	3	3
Netherlands	—	11	11
Nicaragua	—	4	4
Oman	—	10	10
Panama	—	13	13
Peru	—	38	38
Philippines	—	18	18
Poland	—	1	1
Puerto Rico	—	27	27
Qatar	—	21	21
Russia	—	134	134
Saudi Arabia	—	50	50
Spain	—	41	41
Trinidad	—	7	7
Tunisia	—	4	4
Turkey	—	47	47
United Arab Emirates	—	45	45
United Kingdom	—	384	384
Venezuela	—	39	39
Total International Papa John’s Restaurants	35	1,723	1,758

Note: Company-owned Papa John’s restaurants include restaurants owned by majority-owned subsidiaries. There were 246 such restaurants at December 31, 2017 (31 in Colorado, 60 in Maryland, 32 in Minnesota, 94 in Texas, 26 in Virginia, and 3 in Georgia).

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

Nine of our 12 North America QC Centers are located in leased space.  Our remaining three locations are in buildings we own. Additionally, our corporate headquarters and our printing operations located in Louisville, KY are in buildings owned by us.

Our international leases include our Company-owned restaurant sites in Beijing and North China.  At December 31, 2017, we also leased and subleased to franchisees in the United Kingdom 316 of the 384 franchised Papa John’s restaurant sites. The initial lease terms on the franchised sites in the United Kingdom are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. We own a full-service QC Center in the United Kingdom and lease our QC Centers and office space in Beijing, China, and Mexico City, Mexico.

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

Item 4.  Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the current executive officers of Papa John’s:

Name	Age (a)	Position	First Elected Executive Officer

Steve M. Ritchie	43	President and Chief Executive Officer	2012

Lance F. Tucker	48	Senior Vice President, Chief Financial Officer and Chief Administrative Officer	2011

Michael R. Nettles	51	Senior Vice President and Chief Information and Digital Officer	2018

Timothy C. O’Hern	54	Senior Vice President and Chief Development Officer	2005

Brandon P. Rhoten	38	Senior Vice President and Chief Marketing Officer	2018

Caroline Miller Oyler	52	Senior Vice President and General Counsel	2018

Steven R. Coke	39	Vice President of Investor Relations and Strategy	2018

(a)	Ages are as of January 1, 2018.

Steve M. Ritchie was appointed President and Chief Executive Officer effective January 1, 2018.  He served as President and Chief Operating Officer from July 2015 to December 31, 2017, after serving as Senior Vice President and Chief Operating Officer since May 2014. Mr. Ritchie has served as a Senior Vice President since May 2013 and in various capacities of increasing responsibility over Global Operations & Global Operations Support and Training since July 2010. Since 2006, he also has served as a franchise owner and operator of multiple units in the Company’s Midwest Division.

Lance F. Tucker was appointed Chief Administrative Officer in July 2012 and Chief Financial Officer in February 2011. Mr. Tucker previously held the positions of Treasurer from February 2011 to October 2017, Chief of Staff and Senior Vice President, Strategic Planning from June 2010 to February 2011, after serving as Chief of Staff and Vice President, Strategic Planning since June 2009. Mr. Tucker was previously employed by the Company from 1994 to 1999 working in its finance department. From 2003 to 2009, Mr. Tucker served as Chief Financial Officer of Evergreen Real Estate, a company owned by John Schnatter. Mr. Tucker is a licensed Certified Public Accountant.  It was announced on January 16, 2018 that Mr. Tucker is departing the Company effective March 2, 2018.

Michael R. Nettles was appointed Senior Vice President, Chief Information and Digital officer in February 2017.  Mr. Nettles joined Papa John’s after four years with Panera Bread serving as Vice President, Architecture and Information Technology Strategy.  Prior to Panera, Mr. Nettles served as Vice President of Tag Solutions for Goji Food Solutions from April 2011 until July of 2012 and concurrently as Founder and President of Red Chair Ventures, a foodservice technology solutions provider from January 2009 until July of 2012.

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

Brandon P. Rhoten was appointed Senior Vice President and Chief Marketing Officer in August 2017.  Mr. Rhoten joined Papa John’s after six years with The Wendy’s Company, serving as Vice President, Marketing, Head of Advertising, Social Media, Media and Digital Marketing from 2015 through 2017; from 2013 through 2015, serving as Vice President, Head of Digital, Digital Marketing and Social Media; and from 2011 through 2013 serving as Director, Head of Digital Marketing and Social Media.

Caroline Miller Oyler was appointed Senior Vice President, General Counsel in May 2014, having served as Senior Vice President, Legal Affairs since November 2012 and previously as Vice President and Senior Counsel since joining the Company’s legal department in 1999.  She also served as interim head of Human Resources from December 2008 to September 2009.  Prior to joining Papa John’s, Ms. Oyler practiced law with the firm Wyatt, Tarrant and Combs LLP.

On February 9, 2018, Steven R. Coke, 39, the Company’s Vice President of Investor Relations and Strategy, was appointed to the positions of principal financial and accounting officer of the Company on an interim basis, effective March 2, 2018, the previously announced date of departure of Lance Tucker, the Company’s Chief Financial Officer and Chief Administrative Officer.  Mr.  Coke has served as Vice President, Strategic Planning since January 2015, after serving as Senior Director, Strategy since April 2012 and Senior Director, Restaurant Finance since June 2011.  He has served in various director and manager level positions with increasing responsibility in Finance since joining the company in May 1998.  Mr. Coke is a licensed Certified Public Accountant.

There are no family relationships between any of the directors or executive officers of the Company.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA. As of February 20, 2018, there were 746 record holders of common stock. However, there are significantly more beneficial owners of our common stock than there are record holders. The following table sets forth, for the quarters indicated, the high and low sales prices of our common stock, as reported by The NASDAQ Stock Market, and dividends declared per common share:

			Dividend
			Declared Per
2017	High	Low	Share
First Quarter	$88.11	$73.77	$0.200
Second Quarter	85.20	73.63	0.200
Third Quarter	81.09	70.73	0.225
Fourth Quarter	75.07	55.05	0.225

			Dividend
			Declared Per
2016	High	Low	Share
First Quarter	$61.22	$44.47	$0.175
Second Quarter	67.99	53.23	0.175
Third Quarter	82.55	65.51	0.200
Fourth Quarter	90.49	73.60	0.200

Our Board of Directors declared a quarterly dividend of $0.225 per share on January 31, 2018, that was payable on February 23, 2018, to shareholders of record at the close of business on February 12, 2018.

We anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends is subject to declaration by our Board of Directors and will depend upon future earnings, results of operations, capital requirements, our financial condition and other relevant factors. There can be no assurance that the Company will continue to pay quarterly cash dividends.

Our Board of Directors has authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began December 9, 1999, and expires February 27, 2019. In fiscal 2017, a total of 3.0 million shares with an aggregate cost of $209.6 million and an average price of $70.80 per share were repurchased under this program. Subsequent to year-end, we acquired an additional 546,000 shares at an aggregate cost of $32.7 million. Approximately $395.0 million remained available under the Company’s share repurchase program as of February 20, 2018.

The following table summarizes our repurchase activity by fiscal period during the fourth quarter ended December 31, 2017 (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

9/25/2017 - 10/22/2017	379	$71.26	111,553	$488,619
10/23/2017 - 11/19/2017	491	$63.10	112,044	$457,641
11/20/2017 - 12/31/2017	518	$57.78	112,562	$427,714

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

Stock Performance Graph

The following performance graph compares the cumulative shareholder return of the Company’s common stock for the five-year period between December 30, 2012 and December 31, 2017 to (i) the NASDAQ Stock Market (U.S.) Index and (ii) a group of the Company’s peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places).  Management believes the companies included in this peer group appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The graph assumes the value of the investments in the Company’s common stock and in each index was $100 on December 30, 2012, and that all dividends were reinvested.

400
300
200
100
0
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17

	Dec. 30, 2012	Dec. 29, 2013	Dec. 28, 2014	Dec. 27, 2015	Dec. 25, 2016	Dec. 31, 2017
Papa John's International, Inc.	100.00	171.28	214.37	215.42	342.71	223.70
NASDAQ Stock Market (U.S. Companies)	100.00	141.46	166.30	177.87	196.62	207.11
NASDAQ Stocks (SIC 5800-5899 U.S. Companies) Eating and Drinking	100.00	156.54	168.65	213.72	222.10	226.16

Papa John's International, Inc.

NASDAQ Stock Market (U.S. Companies)

NASDAQ Stocks (SIC 5800-5899 U.S. Companies) Eating and Drinking

Item 6.  Selected Financial Data

The selected financial data presented for each of the fiscal years in the five-year period ended December 31, 2017, were derived from our audited consolidated financial statements. The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and Notes thereto included in Item 7 and Item 8, respectively, of this Form 10-K.

	Year Ended(1)
	Dec. 31,	Dec. 25,	Dec. 27,	Dec. 30,	Dec. 25,
(In thousands, except per share data)	2017	2016	2015	2014	2013
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Income Statement Data
Revenues:
Domestic Company-owned restaurant sales	$816,718	$815,931	$756,307	$701,854	$635,317
North America franchise royalties and fees (2)	106,729	102,980	96,056	90,169	82,873
North America commissary and other sales	733,627	681,606	680,321	703,671	632,192
International (3)	126,285	113,103	104,691	102,455	88,640
Total revenues	1,783,359	1,713,620	1,637,375	1,598,149	1,439,022

Refranchising and impairment gains/(losses), net	(1,674)	10,222	—	(979)	—
Operating income	151,017	164,523	136,307	117,630	106,503
Legal settlement	—	898	(12,278)	—	—
Investment income	608	785	794	702	589
Interest expense	(11,283)	(7,397)	(5,676)	(4,077)	(983)
Income before income taxes	140,342	158,809	119,147	114,255	106,109
Income tax expense	33,817	49,717	37,183	36,558	33,130
Net income before attribution to noncontrolling interests	106,525	109,092	81,964	77,697	72,979
Income attributable to noncontrolling interests (4)	(4,233)	(6,272)	(6,282)	(4,382)	(3,442)
Net income attributable to the Company	$102,292	$102,820	$75,682	$73,315	$69,537

Net income attributable to common shareholders	$103,288	$102,967	$75,422	$72,869	$68,497
Basic earnings per common share	$2.86	$2.76	$1.91	$1.78	$1.58
Diluted earnings per common share	$2.83	$2.74	$1.89	$1.75	$1.55
Basic weighted average common shares outstanding	36,083	37,253	39,458	40,960	43,387
Diluted weighted average common shares outstanding	36,522	37,608	40,000	41,718	44,243
Dividends declared per common share	$0.85	$0.75	$0.63	$0.53	$0.25

Balance Sheet Data
Total assets	$555,553	$512,565	$494,058	$504,555	$464,291
Total debt	470,000	300,575	256,000	230,451	157,900
Mandatorily redeemable noncontrolling interests (5)	—	—	—	—	10,786
Redeemable noncontrolling interests	6,738	8,461	8,363	8,555	7,024
Total stockholders’ equity (deficit)	(105,954)	9,801	42,206	98,715	138,184

(1)

We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 2017 fiscal year consisted of 53 weeks and all other years above consisted of 52 weeks. The additional week resulted in additional revenues of approximately $30.9 million and additional income before income taxes of approximately $5.9 million, or $0.11 per diluted share for 2017.

(2)

North America franchise royalties were derived from franchised restaurant sales of $2.30 billion in 2017 ($2.25 billion on a 52 week basis), $2.20 billion in 2016, $2.13 billion in 2015, $2.04 billion in 2014 and $1.91 billion in 2013.

(3)

Includes international royalties and fees, restaurant sales for international Company-owned restaurants, and international commissary revenues.  International royalties were derived from franchised restaurant sales of $761.3 million in 2017 ($744.0 million on a 52 week basis), $648.9 million in 2016, $592.7 million in 2015, $553.0 million in 2014 and $460.0 million in 2013. Restaurant sales for international Company-owned restaurants were $13.7 million in 2017 ($13.4 million on a 52 week basis), $14.5 million in 2016, $19.3 million in 2015, $23.7 million in 2014 and $22.7 million in 2013.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) began operations in 1984. At December 31, 2017, there were 5,199 Papa John’s restaurants in operation, consisting of 743 Company-owned and 4,456 franchised restaurants. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, approximately 42% to 46% of our North America revenues in each of the last three years were derived from sales to franchisees of various items including food and paper products, printing and promotional items and information systems equipment, and software and related services. We also derive revenues from the operation of three international QC centers.  We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.

New unit openings in 2017 were 376 as compared to 343 in 2016 and 357 in 2015 and unit closings in in 2017 were 274 as compared to 139 in 2016 and 127 in 2015. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling us to take advantage of operational, distribution and advertising efficiencies.

We continue to generate solid sales in our domestic Company-owned restaurants in a very competitive environment. Average annual Company-owned sales for our most recent domestic comparable restaurant base were $1.19 million ($1.17 million on a 52-week basis) for 2017, compared to $1.16 million for 2016 and $1.12 million for 2015. Average sales volumes in new markets are generally lower than in those markets in which we have established a significant market position. The comparable sales for domestic Company-owned restaurants increased 0.4% in 2017, 4.4% in 2016 and 5.9% in 2015. “Comparable sales” represents sales generated by restaurants open for the entire twelve-month period reported.  The comparable sales for North America franchised units decreased 0.1% in 2017 and increased 3.1% in 2016 and 3.6% in 2015.  The comparable sales for system-wide International units increased 4.4% in 2017, 6.0% in 2016 and 6.9% in 2015.

We strive to obtain high-quality restaurant sites with good access and visibility and to enhance the appearance and quality of our restaurants. We believe these factors improve our image and brand awareness. The average cash investment for the seven domestic traditional Company-owned restaurants opened during 2017 was approximately $354,000, exclusive of land and any tenant improvement allowances we received, compared to the $339,000 average investment for the 12 domestic traditional units opened in 2016. Over the past few years, we have experienced an increase in the cost of our new restaurants primarily as a result of building larger units to accommodate increased sales, an increase in the cost of certain equipment as a result of technology enhancements, and increased costs to comply with local regulations.

Planned Sale of China Company-owned Operations

In September 2015, the Company decided to refranchise the China Company-owned market and is planning a sale of its existing China operations, consisting of 35 Company-owned restaurants and a commissary. We expect to sell the business during 2018; upon completion of the sale, the Company will not have any Company-owned international restaurants. We have classified the assets as held for sale within the consolidated balance sheet. Upon the classification of these assets to held for sale in 2015, no loss was recognized as their fair value exceeded their carrying value.

In 2017 and 2016, we determined that the fair value no longer exceeded the carrying value of the associated assets.  As a result of our impairment analyses, we recorded impairment losses of $1.7 million and $1.4 million for the periods ended December 31, 2017 and December 25, 2016, respectively.  These amounts are included in refranchising and impairment gains/(losses), net in the consolidated statements of income.  These charges include the write-offs of all goodwill in 2016 associated with the assets held for sale and a valuation allowance on the remaining assets held for sale in 2016 and 2017.

The Company-owned China operations incurred losses before income taxes of $2.9 million in 2017, $2.3 million in 2016 and $1.2 million in 2015, which are recorded in our International segment. The losses in 2017 and 2016 include the impairment charges of $1.7 million and $1.4 million, respectively, noted above.

See “Note 7” of “Notes to Consolidated Financial Statements” for additional information.

Critical Accounting Policies and Estimates

The results of operations are based on our consolidated financial statements, which were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s significant accounting policies, including recently issued accounting pronouncements, are more fully described in “Note 2” of “Notes to Consolidated Financial Statements.” Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations:

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

Our specific assumptions for estimating the fair value of options include the following:

	2017	2016	2015

Assumptions (weighted average):
Risk-free interest rate	2.0%	1.3%	1.6%
Expected dividend yield	1.0%	1.2%	0.9%
Expected volatility	26.7%	27.4%	28.5%
Expected term (in years)	5.6	5.5	5.5

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

We elected to perform a qualitative assessment for our domestic Company-owned restaurants, China and PJUK reporting units in 2017.  As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts.  Subsequent to completing our goodwill impairment tests, no indicators of impairment were identified.  See “Note 8” of “Notes to Consolidated Financial Statements” for additional information.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, significantly decreasing the U.S. federal income tax rate for corporations effective January 1, 2018.  As a result, we remeasured our deferred tax assets, liabilities and related valuation allowances.  This remeasurement yielded a one-time benefit of approximately $7.0 million due to the lower income tax rate.  In 2018, based on the U.S. corporate income tax rate reduction to 21%, we are forecasting an effective income tax rate of 20% to 24%.  Given the substantial changes associated with the Tax Act, the estimated financial impacts are provisional and subject to further interpretation and clarification of the Tax Act during 2018.  See “Items Impacting Comparability” and Note 2 for additional information.  As of December 31, 2017, we had a net deferred income tax liability of approximately $12 million.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized decreases in income tax expense of $1.7 million and $729,000 in 2017 and 2016, respectively, and an increase in income tax expense of $731,000 in 2015 associated with the finalization of certain income tax matters. See “Note 15” of “Notes to Consolidated Financial Statements” for additional information.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented in the accompanying consolidated financial statements consist of 52 weeks except for the 2017 fiscal year, which consists of 53 weeks.

Items Impacting Comparability; Non-GAAP Measures

The following table reconciles our GAAP financial results to the adjusted (non-GAAP) financial results, excluding identified “Special items”, as detailed below:

•	the U.S. income tax legislation effect on deferred taxes is related to the remeasurement of the net deferred tax liability due to the Tax Cuts and Jobs Act in 2017.
•	the favorable impact of adopting the new guidance for accounting for share-based compensation in 2017, as previously discussed.
•	2017 and 2016 include impairment losses related to our Company-owned stores in China that are held for sale.
•	2016 includes a refranchising gain from the sale of the Phoenix Company–owned market with 42 restaurants to a franchisee.
•	2016 legal settlement represents the favorable 2016 finalization related to the collective and class action litigation, Perrin v. Papa John’s International, Inc. and Papa John’s USA, Inc.

We present these non-GAAP measures because we believe the Special items impact the comparability of our results of operations. Additionally, the impact of the Company’s 53 week fiscal year in 2017 as compared to 52 weeks in 2016 is highlighted below.  For additional information about the above special items, see “Note 2”, “Note 7”, “Note 17” and Note 15” of “Notes to Consolidated Financial Statements,” respectively.

	Year Ended
	December 31,	December 25,	December 27,
(In thousands, except per share amounts)	2017	2016	2015

GAAP Income before income taxes	$140,342	$158,809	$119,147
Special items:
Refranchising and impairment gains/(losses), net	1,674	(10,222)	—
Legal settlement	—	(898)	12,278
Adjusted income before income taxes	$142,016	$147,689	$131,425
53rd week of operations	(5,900)	—	—
Adjusted income before income taxes - 52 weeks	$136,116	$147,689	$131,425

GAAP Net income	$102,292	$102,820	$75,682
Special items, net of income taxes:
Refranchising and impairment gains/(losses), net	1,323	(6,455)	—
Legal settlement	—	(567)	7,986
U.S. tax legislation effect on deferred taxes	(7,020)	—	—
Equity compensation tax benefit	(1,879)	—	—
Net income, as adjusted	$94,716	$95,798	$83,668
53rd week of operations	(3,900)	—	—
Adjusted net income - 52 weeks	$90,816	$95,798	$83,668

GAAP Diluted earnings per share	$2.83	$2.74	$1.89
Special items:
Refranchising and impairment gains/(losses), net	0.04	(0.17)	—
Legal settlement	—	(0.02)	0.20
U.S. tax legislation effect on deferred taxes	(0.20)	—	—
Equity compensation tax benefit	(0.05)	—	—
Adjusted diluted earnings per share	$2.62	$2.55	$2.09
53rd week of operations	(0.11)	—	—
Adjusted diluted earnings per share - 52 weeks	$2.51	$2.55	$2.09

The non-GAAP results previously shown and within this document, which exclude Special items and the impact of the 53rd week, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting certain financial information without the Special items and the impact of the 53rd week is important for purposes of comparison to prior year results. In addition, management uses these metrics to evaluate the Company’s underlying operating performance, to analyze trends, and to determine compensation. See “Results of Operations” for further analysis regarding the impact of the Special items.

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

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended(1)
	Dec. 31,	Dec. 25,	Dec. 27,
	2017	2016	2015
	(53 weeks)	(52 weeks)	(52 weeks)
Income Statement Data:
Revenues:
Domestic Company-owned restaurant sales	45.8%	47.6%	46.2%
North America franchise royalties and fees	6.0	6.0	5.9
North America commissary and other sales	41.1	39.8	41.5
International	7.1	6.6	6.4
Total revenues	100.0	100.0	100.0
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant operating expense (2)	81.4	79.9	79.9
North America commissary and other operating expense (3)	93.4	92.6	92.5
International operating expense (4)	62.5	63.2	60.7
General and administrative expenses	8.9	9.6	10.0
Depreciation and amortization	2.4	2.4	2.5
Total costs and expenses	91.4	91.0	91.7
Refranchising and impairment gains/(losses), net	(0.1)	0.6	—
Operating income	8.5	9.6	8.3
Legal settlement	—	0.1	(0.7)
Net interest expense	(0.6)	(0.4)	(0.3)
Income before income taxes	7.9	9.3	7.3
Income tax expense	1.9	2.9	2.3
Net income before attribution to noncontrolling interests	6.0	6.4	5.0
Income attributable to noncontrolling interests	(0.3)	(0.4)	(0.4)
Net income attributable to the Company	5.7%	6.0%	4.6%

	Year Ended (1)
	Dec. 31,	Dec. 25,	Dec. 27,
	2017	2016	2015
	(53 weeks)	(52 weeks)	(52 weeks)
Restaurant Data:
Percentage increase in comparable domestic Company-owned restaurant sales (5)	0.4%	4.4%	5.9%
Number of domestic Company-owned restaurants included in the most recent full year’s comparable restaurant base	676	694	667
Average sales for domestic Company-owned restaurants included in the most recent comparable restaurant base	$1,192,000	$1,156,000	$1,116,000

Papa John’s Restaurant Progression:
North America Company-owned:
Beginning of period	702	707	686
Opened	9	13	16
Closed	(3)	(1)	(2)
Acquired from franchisees	1	25	7
Sold to franchisees	(1)	(42)	—
End of period	708	702	707
International Company-owned:
Beginning of period	42	45	49
Closed	(7)	(3)	(4)
Sold to franchisees	—	—	—
End of period	35	42	45
North America franchised:
Beginning of period	2,739	2,681	2,654
Opened	110	104	106
Closed	(116)	(63)	(72)
Acquired from Company	1	42	—
Sold to Company	(1)	(25)	(7)
End of period	2,733	2,739	2,681
International franchised:
Beginning of period	1,614	1,460	1,274
Opened	257	226	235
Closed	(148)	(72)	(49)
End of period	1,723	1,614	1,460
Total restaurants - end of period	5,199	5,097	4,893

(1)

We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year.  The 2015 and 2016 fiscal years consisted of 52 weeks and the 2017 fiscal year consisted of 53 weeks.  The additional week in 2017 resulted in additional revenues of approximately $30.9 million and additional income before income taxes of approximately $5.9 million, or $0.11 per diluted share.

(2)	As a percentage of domestic Company-owned restaurant sales.
(3)	As a percentage of North America commissary and other sales.
(4)	As a percentage of international sales.
(5)	Represents the change in year-over-year sales for Company-owned restaurants open throughout the periods being compared.

Results of Operations

Income Statement Presentation

2017 Compared to 2016

Discussion of Revenues.  Consolidated revenues increased $69.7 million, or 4.1%, to $1.78 billion in 2017, compared to $1.71 billion in 2016.  Revenues for the 53rd week of operations in 2017 approximated $30.9 million, or 1.8%.  Revenues are summarized in the following table (dollars in thousands).

	Year Ended
			Increase	Increase
	Dec. 31,	Dec. 25,	(Decrease)	(Decrease)
	2017	2016	$	%

Domestic Company-owned restaurant sales	$816,718	$815,931	$787	0.1%
North America franchise royalties and fees	106,729	102,980	3,749	3.6%
North America commissary and other sales	733,627	681,606	52,021	7.6%
International	126,285	113,103	13,182	11.7%
Total Revenues	$1,783,359	$1,713,620	$69,739	4.1%

Domestic Company-owned restaurant sales increased $787,000, or 0.1% in 2017.  Excluding the benefit of the 53rd week of operations of $15.6 million, the Domestic Company-owned restaurant sales decreased $14.8 million, or 1.8% in 2017, primarily due to a 3.1% reduction in equivalent units in 2017 from the refranchising of 42 restaurants in the fourth quarter of 2016.  This was somewhat offset by an increase of 0.4% in comparable sales.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise royalties and fees increased $3.7 million, or 3.6% in 2017, primarily due to an increase in equivalent units of 2.2% mainly due to the refranchising of 42 restaurants in 2016 and a benefit of $1.9 million, or 1.8% for the 53rd week of operations.  North America franchise restaurant sales increased 4.7% to $2.3 billion ($2.25 billion on a 52 week basis) primarily due to the increase in equivalent units noted above.  These increases were slightly offset by lower comparable sales of negative 0.1%.  Franchise restaurant sales are not included in Company revenues; however, our North America royalty revenue is derived from these sales.

North America commissary and other sales increased $52.0 million, or 7.6% in 2017, primarily due to an increase in commissary sales associated with higher sales from commodity pricing as well as higher volumes.  The benefit from the 53rd week of operations was approximately $11.2 million, or 1.6%.

International revenues increased approximately $13.2 million, or 11.7% in 2017.  This increase is net of the unfavorable impact of foreign currency rates of approximately $4.1 million.  The increase was primarily due to the following:

•

Royalties and commissary revenues increased due to a higher number of franchised restaurants and comparable sales of 4.4%, calculated on a constant dollar basis. International franchise restaurant sales increased 17.3% to $761.3 million ($744.0 million on a 52 week basis) in 2017.  International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

•	The benefit of the 53rd week of operations was $2.2 million, or 2.0%.
•	These increases were somewhat offset by lower China company-owned restaurant revenues due to fewer restaurants in 2017.

Costs and expenses.  The operating margin for domestic Company-owned restaurants was 18.6% in 2017 and 20.2% in 2016, and consisted of the following (dollars in thousands):

	Year Ended
	December 31, 2017		December 25, 2016

Restaurant sales	$816,718		$815,931

Cost of sales	188,017	23.0%	186,226	22.8%
Other operating expenses	476,623	58.4%	465,310	57.0%
Total expenses	$664,640	81.4%	$651,536	79.8%

Margin	$152,078	18.6%	$164,395	20.2%

Domestic Company-owned restaurants margin decreased $12.3 million, or 1.6%, as a percentage of restaurant sales. The decrease was primarily attributable to higher automobile and workers compensation insurance costs of approximately $6.2 million as well as higher cost of sales from higher commodities, mainly cheese and meats.  The higher labor costs from higher minimum wages were offset by lower restaurant bonuses due to the lower operating results and sales results that were below target. These decreases in operating income were somewhat offset by the benefit from the 53rd week of operations in 2017 of approximately $2.4 million.

The North America commissary and other operating margin was 6.6% in 2017 compared to 7.4% in 2016, and consisted of the following (dollars in thousands):

	Year Ended
	December 31, 2017				December 25, 2016
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
North America commissary	$673,712	$631,537	$42,175	6.3%	$623,883	$579,834	$44,049	7.1%
All others	59,915	53,669	6,246	10.4%	57,723	51,641	6,082	10.5%
North America commissary and other	$733,627	$685,206	$48,421	6.6%	$681,606	$631,475	$50,131	7.4%

The North America commissary margin was $1.9 million lower in 2017, or 0.8%, as a percentage of related revenues, primarily due to the start-up and higher operating costs related to our new commissary in Georgia that opened in the third quarter of 2017, partially offset by the increase in income from higher volumes.  The decrease in operating margin was somewhat offset by the $2.0 million benefit of the 53rd week.

The international operating margin was 37.5% in 2017 compared to 36.8% in 2016 and consisted of the following (dollars in thousands):

	Year Ended
	December 31, 2017				December 25, 2016
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$35,125	$-	$35,125		$30,040	$-	$30,040
Restaurant, commissary and other	91,160	78,971	12,189	13.4%	83,063	71,509	11,554	13.9%
Total international	$126,285	$78,971	$47,314	37.5%	$113,103	$71,509	$41,594	36.8%

The increase in international operating margins of $5.7 million, or 0.7% as a percentage of related revenues, was primarily due to higher franchise royalties due to an increase in the number of restaurants and comparable sales of 4.4%. This increase also includes approximately $700,000 for the 53rd week of operations in 2017. Additionally, the operating income is approximately $800,000 higher as 2016 included a non-recurring charge to record lease arrangements on a straight line basis.  These increases were partially offset by a lower operating margin for our Company-owned stores in China.

General and administrative (G&A) expenses were $158.2 million, or 8.9% of revenues for 2017, compared to $163.8 million, or 9.6% of revenues for 2016.  The decrease of $5.6 million for 2017 was primarily due to lower management incentive costs and lower restaurant supervisor bonuses, which were somewhat offset by higher salaries and benefits.  The 53rd week of operations in 2017 increased general and administrative expenses by approximately $900,000.

Depreciation and amortization was $43.7 million, or 2.4% of revenues in 2017, as compared to $41.0 million, or 2.4% of revenues for 2016.  This increase of $2.7 million from 2016 was primarily due to higher depreciation on additional technology assets associated with digital initiatives.

Refranchising and impairment gains/(losses), net. 2017 includes an impairment charge of $1.7 million related to our Company-owned stores in China that are currently held for sale.  We incurred a related impairment charge in 2016 for $1.4 million. See “Note 7” of “Notes to Consolidated Financial Statements” for additional information.  2017 has no refranchising activity whereas 2016 includes a gain of $11.6 million from the refranchising of our Company-owned Phoenix market with 42 restaurants.

Legal settlement. 2017 results have no significant legal settlement amounts whereas 2016 includes a favorable legal settlement finalization of $898,000 related to the collective and class action, Perrin v. Papa John’s International, Inc. and Papa John’s USA. The settlement amount was finalized and paid in 2016 and the expense was adjusted accordingly. See “Note 17” of “Notes to Consolidated Financial Statements” for additional information.

Interest expense. Interest expense increased approximately $4.1 million primarily due to higher average outstanding debt balances, which is primarily due to share repurchases, as well as higher interest rates.  The 53rd week of operations in 2017 increased interest expense for the year by approximately $300,000.

Income tax expense.  The effective income tax rates were 24.1% in 2017 and 31.3% in 2016.  The decrease in the effective income tax rates for 2017 was primarily attributable to the impact of the “Tax Cuts and Jobs Act,” (the “Tax Act”) which was signed into law at the end of 2017.  The Tax Act contains substantial changes to the Internal Revenue Code including a reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018.  Upon enactment, 2017 deferred tax assets and liabilities were remeasured. This remeasurement yielded a one-time benefit of approximately $7.0 million in the fourth quarter of 2017.  Given the substantial changes associated with the Tax Act, the estimated financial impacts for 2017 are provisional and subject to further interpretation and clarification of the Tax Act during 2018. See “Items Impacting Comparability” and Note 2 for additional information.

Diluted earnings per share. Diluted earnings per share (“EPS”) were $2.83 for 2017 compared to $2.74 in 2016, an increase of 3.3%. Excluding Special items, adjusted EPS was $2.62, an increase of 2.7% versus 2016 adjusted EPS of $2.55. This increase includes the $0.11 favorable impact of the 53rd week, a favorable tax rate and lower share count.  These favorable items were somewhat offset by other decreases in income.

2016 Compared to 2015

Discussion of Revenues.  Consolidated revenues increased $76.2 million, or 4.7%, to $1.71 billion in 2016, compared to $1.64 billion in 2015.

	Year Ended		Increase	Increase
	Dec. 25,	Dec. 27,	(decrease)	(decrease)
(In thousands)	2016	2015	$	%

Domestic Company-owned restaurant sales	$815,931	$756,307	$59,624	7.9%
North America franchise royalties and fees	102,980	96,056	6,924	7.2%
North America commissary and other sales	681,606	680,321	1,285	0.2%
International	113,103	104,691	8,412	8.0%
Total Revenues	$1,713,620	$1,637,375	$76,245	4.7%

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

Liquidity and Capital Resources

Debt

Our outstanding debt of $470.0 million at December 31, 2017 represented amounts outstanding under a new credit agreement. On August 30, 2017, we entered into a new credit agreement (the “Credit Agreement”) replacing the previous $500.0 million credit facility (“Previous Credit Facility”). The Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility” and together with the Revolving Facility, the “Facilities”).  Additionally, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to certain conditions.  Our outstanding debt as of December 31, 2017 under the Facilities was $470.0 million, which was comprised of $395.0 million outstanding under the Term Loan and $75.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the remaining availability under the Facilities was approximately $493.0 million as of December 31, 2017.  In connection with the Credit Agreement, the Company capitalized $3.2 million of debt issuance costs, which are being amortized into interest expense, over the term of the Facilities. Total unamortized debt issuance costs of approximately $3.4 million were netted against debt as of December 31, 2017.

Loans under the Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 75 to 200 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 0 to 100 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA“) for the then most recently ended four quarter period (the “Leverage Ratio”). The Previous Credit Facility accrued interest based on the LIBOR rate plus a margin ranging from 75 to 175 basis points.   An unused commitment fee at a rate ranging from 15 to 30 basis points per annum, determined according to the Leverage Ratio, applies to the unutilized commitments under the Revolving Facility; the unused commitment fee under the Previous Credit Facility was 15 to 25 basis points.  Loans outstanding under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Facilities. As of December 31, 2017, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective on April 30, 2018 upon expiration of the two existing swaps for $125 million.  In addition, in 2017 we executed an additional four interest rate swaps for $275 million that became effective on January 30, 2018.

Effective Dates	Floating Rate Debt		Fixed Rates
July 30, 2013 through April 30, 2018	$75	million	1.42%
December 30, 2014 through April 30, 2018	$50	million	1.36%
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%
January 30, 2018 through August 30, 2022	$100	million	1.99%
January 30, 2018 through August 30, 2022	$75	million	1.99%
January 30, 2018 through August 30, 2022	$75	million	2.00%
January 30, 2018 through August 30, 2022	$25	million	1.99%

Our Credit Agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the Credit Agreement:

Actual Ratio for the
Year Ended
	Permitted Ratio	December 31, 2017
Leverage Ratio	Not to exceed 4.5 to 1.0	2.4 to 1.0

Interest Coverage Ratio	Not less than 2.75 to 1.0	4.3 to 1.0

As stated above, our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. The Leverage Ratio permitted by the Credit Agreement will decrease over time to 3.75 to 1.00.  Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all covenants as of December 31, 2017.

Cash Flows

Cash flow provided by operating activities was $135.0 million for 2017 as compared to $150.3 million in 2016. The decrease of approximately $15.3 million was primarily due to changes in working capital items.

The Company’s free cash flow for the last three years was as follows (in thousands):

	Year Ended
	Dec. 31,	Dec. 25,	Dec. 27,
	2017	2016	2015

Net cash provided by operating activities	$134,975	$150,257	$170,463
Purchases of property and equipment	(52,594)	(55,554)	(38,972)
Free cash flow (a)	$82,381	$94,703	$131,491

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

Cash flow used in investing activities was $56.5 million in 2017 as compared to $46.3 million for the same period in 2016, as the 2016 refranchising proceeds of $16.8 million greatly reduced the total net cash used in investing activities.  In comparison to 2016, 2017 also included an increase in the loans issued to franchisees of approximately $4.9 million.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings from our Credit Agreement. We had net proceeds from the issuance of long-term debt of

$169.4 million and $44.6 million for 2017 and 2016, respectively.

The following is a summary of our common share repurchases for the last three years (in thousands, except average price per share):

	Number of	Dollar	Average
Fiscal	Shares	Amount	Price Per
Year	Repurchased	Repurchased	Share
2015	1,845	$119,793	$64.93
2016	2,145	$122,381	$57.03
2017	2,960	$209,586	$70.80

Subsequent to December 31, 2017, we acquired an additional 546,000 shares at an aggregate cost of $32.7 million. Approximately $395.0 million remained available under the Company’s share repurchase program as of February 20, 2018.

The Company expects to repurchase shares in an amount equal to the remaining authorization by the end of 2019. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Any share repurchase under this program may be made in the open market, in privately negotiated transactions, or otherwise. The Company continues to evaluate the use of an accelerated share repurchase program to execute a portion of the share repurchase authorization.  There can be no assurance as to the amount, timing or prices of repurchases, whether through an accelerated share repurchase program or otherwise. The specific timing and amount of repurchases will vary based on prevailing market conditions and other factors. Repurchases under the Company’s share repurchase program may be commenced or suspended from time to time at the Company’s discretion without prior notice.

We paid cash dividends of $30.7 million in 2017 ($0.85 per share), $27.9 million in 2016 ($0.75 per share) and $24.8 million in 2015 ($0.63 per share). Additionally, on January 31, 2018, our Board of Directors declared a first quarter 2018 cash dividend of $0.225 per share, or approximately $7.6 million. The dividend was paid on February 23, 2018 to shareholders of record as of the close of business on February 12, 2018. The declaration and payment of any future dividends will be at the discretion of the Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by the Board of Directors.

Contractual Obligations

Contractual obligations and payments as of December 31, 2017 due by year are as follows (in thousands):

	Payments Due by Period
	Less than			After 5
	1 Year	1-3 Years	3-5 Years	Years	Total
Contractual Obligations:

Term Loan Facility (1)	$20,000	$40,000	$335,000	$—	$395,000
Revolving Facility	—	—	75,000	—	75,000
Interest payments (2)	15,804	32,546	31,314	14,742	94,406
Total debt	35,804	72,546	441,314	14,742	564,406
Operating leases (3)	45,421	69,763	42,652	56,234	214,070
Total contractual obligations	$81,225	$142,309	$483,966	$70,976	$778,476

(1)

We utilize interest rate swaps to hedge our variable rate debt. At December 31, 2017, we had an interest rate swap asset of $651,000 recorded in other current and other long-term assets in the consolidated balance sheet.

(2)

Interest payments assume an outstanding debt balance of $470.0 million. Interest payments are calculated based on LIBOR plus the applicable margin in effect at December 31, 2017, and considers the interest rate swap agreements in effect. The actual interest rates on our variable rate debt and the amount of our indebtedness could vary from those used to compute the above interest payments. See “Note 9” of “Notes to Consolidated Financial Statements” for additional information concerning our debt and credit arrangements.

(3)	See “Note 17” of “Notes to Consolidated Financial Statements” for additional information.

The above table does not include the following:

•	Unrecognized tax benefits of $2.0 million since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority.
•	Redeemable noncontrolling interests of $6.7 million as we are not able to predict the timing of the redemptions.

Off-Balance Sheet Arrangements

The off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition are operating leases of Company-owned restaurant sites, QC Centers, office space and transportation equipment.  We also guarantee leases for certain Papa John’s North America franchisees who have purchased restaurants that were previously Company-owned.  We are contingently liable on these leases. These leases have varying terms, the latest of which expires in 2022. As of December 31, 2017, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $4.4 million.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. Such commitments include the following by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Other Commercial Commitments:

Standby letters of credit	$32,018	$—	$—	$—	$32,018

We are party to standby letters of credit with off-balance sheet risk associated with our insurance programs. See “Notes 9, 12 and 17” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

Forward-Looking Statements

Certain matters discussed in this press release and other Company communications constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, contingent liabilities, resolution of litigation, commodity costs, profit margins, unit growth, unit level performance, capital expenditures, share repurchases, dividends, effective tax rates, the impact of the Tax Cuts and Job Act and the adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

•

aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;

•

changes in consumer preferences or consumer buying habits, including the growing popularity of delivery aggregators, as well as changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending;

•

the adverse impact on the Company or our results caused by product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our company-owned or franchised restaurants or others in the restaurant industry;

•

failure to maintain our brand strength, quality reputation and consumer enthusiasm for our better ingredients marketing and advertising strategy, or our ability to manage social media and shift to more effective digital marketing strategies;

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

•

increased risks associated with our international operations, including economic and political conditions, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth, and;

•	the impact of current or future claims and litigation, including labor and employment-related claims;
•	current, proposed or future legislation that could impact our business;
•	failure to effectively execute succession planning;
•

disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential company, employee and customer information, including payment cards; and

•

changes in Federal or state income, general and other tax laws, rules and regulations, including changes from the Tax Cuts and Jobs Act and any related Treasury regulations, rules or interpretations if and when issued; and

•	changes in generally accepted accounting principles including new standards for revenue recognition and leasing.

These and other risk factors are discussed in detail in “Part I. Item 1A. — Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our outstanding debt of $470.0 million at December 31, 2017 represented amounts outstanding under a new credit agreement. On August 30, 2017, we entered into a new credit agreement (the “Credit Agreement”) replacing the previous $500.0 million credit facility (“Previous Credit Facility”). The Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility” and together with the Revolving Facility, the “Facilities”).  Additionally, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to certain conditions.  Our outstanding debt as of December 31, 2017 under the Facilities was $470.0 million, which was comprised of $395.0 million outstanding under the Term Loan and $75.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the remaining availability under the Facilities was approximately $493.0 million as of December 31, 2017.  In connection with the Credit Agreement, the Company capitalized $3.2 million of debt issuance costs, which are being amortized into interest expense, over the term of the Facilities. Total unamortized debt issuance costs of approximately $3.4 million were netted against debt as of December 31, 2017.

Loans under the Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 75 to 200 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 0 to 100 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA“) for the then most recently ended four quarter period (the “Leverage Ratio”). The Previous Credit Facility accrued interest based on the LIBOR rate plus a margin ranging from 75 to 175 basis points.   An unused commitment fee at a rate ranging from 15 to 30 basis points per annum, determined according to the Leverage Ratio, applies to the unutilized commitments under the Revolving Facility; the unused commitment fee under the Previous Credit Facility was 15 to 25 basis points.  Loans outstanding under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

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

As of December 31, 2017, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that become effective in 2018 upon expiration of the two existing swaps for $125 million.  In addition, we executed an additional four interest rate swaps for $275 million that became effective on January 30, 2018.

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

The weighted average interest rate on the revolving line of credit, including the impact of the interest rate swap agreements, was 2.7% for the year ended December 31, 2017. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of December 31, 2017, including the impact of the interest rate swaps in effect January 30, 2018, would increase annual interest expense by $700,000.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of Company-owned restaurants in China, distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico, China and Canada and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. Approximately 7.1% of our 2017 revenues, 6.6% of our 2016 revenues and 6.4% of our revenues for 2015 were derived from these operations.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a negative impact on our revenues of approximately $4.1 million for 2017 compared to $12.2 million for 2016. Foreign currency exchange rates had a favorable impact on our income before income taxes of $1.0 million for 2017 and a negative impact of $2.3 million for 2016.  An additional 10% adverse change in the foreign currency rates for our international markets would result in an additional negative impact on annual revenue and income before income taxes of $10.6 million and $2.3 million, respectively.

The outcome of the June 2016 referendum in the United Kingdom was a vote for the United Kingdom to cease to be a member of the European Union (known as “Brexit”).  This resulted in a lower historical valuation of the British Pound in comparison to the US Dollar. The future impact of Brexit on our franchise operations included in the European Union could also include but may not be limited to additional currency volatility and future trade, tariff, and regulatory changes.  As of December 31, 2017, 29.6% of our total international restaurants are located in countries within the European Union.

Commodity Price Risk

In the ordinary course of business, the food and paper products we purchase, including cheese (our largest ingredient cost), are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have pricing agreements with some of our vendors, including forward pricing agreements for a portion of our cheese purchases for our domestic Company-owned restaurants, which are accounted for as normal purchases; however, we still remain exposed to on-going commodity volatility.

The following table presents the actual average block price for cheese by quarter in 2017, 2016 and 2015. Also presented is the projected 2018 average block price by quarter (based on the February 20, 2018 Chicago Mercantile Exchange cheese futures prices for 2018:

	2018	2017	2016	2015
	Projected	Block	Block	Block
	Market	Price	Price	Price

Quarter 1	$1.533	$1.613	$1.473	$1.538
Quarter 2	1.607	1.566	1.405	1.630
Quarter 3	1.700	1.642	1.691	1.684
Quarter 4	1.685	1.639	1.718	1.602
Full Year	$1.631	$1.615	$1.572	$1.614

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Papa John’s International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries (the Company) as of December 31, 2017 and December 25, 2016, the related consolidated statements of income, comprehensive income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and December 25, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

Louisville, Kentucky

February 27, 2018

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended
	December 31,	December 25,	December 27,
(In thousands, except per share amounts)	2017	2016	2015
Revenues:
Domestic Company-owned restaurant sales	$816,718	$815,931	$756,307
North America franchise royalties and fees	106,729	102,980	96,056
North America commissary and other sales	733,627	681,606	680,321
International	126,285	113,103	104,691
Total revenues	1,783,359	1,713,620	1,637,375
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	664,640	651,536	604,206
North America commissary and other expenses	685,206	631,475	629,423
International expenses	78,971	71,509	63,506
General and administrative expenses	158,183	163,812	163,626
Depreciation and amortization	43,668	40,987	40,307
Total costs and expenses	1,630,668	1,559,319	1,501,068
Refranchising and impairment gains/(losses), net	(1,674)	10,222	—
Operating income	151,017	164,523	136,307
Legal settlement	—	898	(12,278)
Investment income	608	785	794
Interest expense	(11,283)	(7,397)	(5,676)
Income before income taxes	140,342	158,809	119,147
Income tax expense	33,817	49,717	37,183
Net income before attribution to noncontrolling interests	106,525	109,092	81,964
Income attributable to noncontrolling interests	(4,233)	(6,272)	(6,282)
Net income attributable to the Company	$102,292	$102,820	$75,682

Calculation of income for earnings per share:
Net income attributable to the Company	$102,292	$102,820	$75,682
Change in noncontrolling interest redemption value	1,419	567	65
Net income attributable to participating securities	(423)	(420)	(325)
Net income attributable to common shareholders	$103,288	$102,967	$75,422

Basic earnings per common share	$2.86	$2.76	$1.91
Diluted earnings per common share	$2.83	$2.74	$1.89

Basic weighted average common shares outstanding	36,083	37,253	39,458
Diluted weighted average common shares outstanding	36,522	37,608	40,000

Dividends declared per common share	$0.85	$0.75	$0.63

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended
	December 31,	December 25,	December 27,
(In thousands)	2017	2016	2015

Net income before attribution to noncontrolling interests	$106,525	$109,092	$81,964
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	4,570	(7,922)	(2,133)
Interest rate swaps (1)	1,421	1,492	(1,846)
Other comprehensive income (loss), before tax	5,991	(6,430)	(3,979)
Income tax effect:
Foreign currency translation adjustments	(1,691)	2,931	789
Interest rate swaps (2)	(530)	(552)	683
Income tax effect	(2,221)	2,379	1,472
Other comprehensive income (loss), net of tax	3,770	(4,051)	(2,507)
Comprehensive income before attribution to noncontrolling interests	110,295	105,041	79,457
Less: comprehensive income, redeemable noncontrolling interests	(2,195)	(3,665)	(3,873)
Less: comprehensive income, nonredeemable noncontrolling interests	(2,038)	(2,607)	(2,409)
Comprehensive income attributable to the Company	$106,062	$98,769	$73,175

(1)

Amounts reclassified out of accumulated other comprehensive loss (“AOCL”) into interest expense included $421, $1,161 and $1,563 for the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively.

(2)	The income tax effects of amounts reclassified out of AOCL into interest expense were $156, $429 and $578 for the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 25,
(In thousands, except per share amounts)	2017	2016

Assets
Current assets:
Cash and cash equivalents	$22,345	$15,563
Accounts receivable (less doubtful accounts of $2,271 in 2017 and $1,486
in 2016)	64,558	59,586
Accounts receivable - affiliates (no allowance for doubtful accounts in 2017 and 2016)	86	105
Notes receivable (no allowance for doubtful accounts in 2017 and 2016)	4,333	3,417
Income tax receivable	3,903	2,372
Inventories	30,620	25,132
Prepaid expenses	28,522	24,105
Other current assets	9,494	9,038
Assets held for sale	6,133	6,257
Total current assets	169,994	145,575
Property and equipment, net	234,331	230,473
Notes receivable, less current portion (less allowance for doubtful accounts of $1,047 in 2017
and $2,759 in 2016)	15,568	10,141
Goodwill	86,892	85,529
Deferred income taxes	585	769
Other assets	48,183	40,078
Total assets	$555,553	$512,565

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$32,006	$42,701
Income and other taxes payable	10,561	8,540
Accrued expenses and other current liabilities	70,293	76,789
Current portion of long-term debt	20,000	—
Total current liabilities	132,860	128,030
Deferred revenue	2,652	3,313
Long-term debt, less current portion, net	446,565	299,820
Deferred income taxes	12,546	10,047
Other long-term liabilities	60,146	53,093
Total liabilities	654,769	494,303

Redeemable noncontrolling interests	6,738	8,461

Stockholders’ equity (deficit):
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 44,221 at December 31, 2017 and 44,066
at December 25, 2016)	442	441
Additional paid-in capital	184,785	172,573
Accumulated other comprehensive loss	(2,117)	(5,887)
Retained earnings	292,251	219,278
Treasury stock (10,290 shares at December 31, 2017 and 7,383 shares at
December 25, 2016, at cost)	(597,072)	(390,316)
Total stockholders’ equity (deficit), net of noncontrolling interests	(121,711)	(3,911)
Noncontrolling interests in subsidiaries	15,757	13,712
Total stockholders’ equity (deficit)	(105,954)	9,801
Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$555,553	$512,565

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity (Deficit)
Balance at December 28, 2014	39,782	$433	$147,912	$671	$92,876	$(155,659)	$12,482	$98,715
Net income attributable to the Company (1)	—	—	—	—	75,682	—	2,409	78,091
Other comprehensive loss	—	—	—	(2,507)	—	—	—	(2,507)
Cash dividends paid	—	—	100	—	(24,834)	—	—	(24,734)
Exercise of stock options	320	3	5,194	—	—	—	—	5,197
Tax effect of equity awards	—	—	(830)	—	—	—	—	(830)
Acquisition of Company common stock	(1,845)	—	—	—	—	(119,793)	—	(119,793)
Stock-based compensation expense	—	—	9,423	—	—	—	—	9,423
Issuance of restricted stock	151	1	(3,232)	—	—	3,231	—	—
Change in redemption value of noncontrolling interests	—	—	—	—	65	—	—	65
Contributions from noncontrolling interests	—	—	—	—	—	—	684	684
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,550)	(2,550)
Other	15	—	(219)	—	—	664	—	445
Balance at December 27, 2015	38,423	437	158,348	(1,836)	143,789	(271,557)	13,025	42,206
Net income attributable to the Company (1)	—	—	—	—	102,820	—	2,607	105,427
Other comprehensive loss	—	—	—	(4,051)	—	—	—	(4,051)
Cash dividends paid	—	—	119	—	(27,898)	—	—	(27,779)
Exercise of stock options	334	3	7,056	—	—	—	—	7,059
Tax effect of equity awards	—	—	(7)	—	—	—	—	(7)
Acquisition of Company common stock	(2,145)	—	—	—	—	(122,381)	—	(122,381)
Stock-based compensation expense	—	—	10,123	—	—	—	—	10,123
Issuance of restricted stock	58	1	(2,975)	—	—	2,974	—	—
Change in redemption value of noncontrolling interests	—	—	—	—	567	—	—	567
Contributions from noncontrolling interests	—	—	—	—	—	—	690	690
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,610)	(2,610)
Other	13	—	(91)	—	—	648	—	557
Balance at December 25, 2016	36,683	$441	$172,573	$(5,887)	$219,278	$(390,316)	$13,712	$9,801

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity (Deficit)
Balance at December 25, 2016	36,683	$441	$172,573	$(5,887)	$219,278	$(390,316)	$13,712	$9,801
Net income attributable to the Company (1)	—	—	—	—	102,292	—	2,038	104,330
Other comprehensive income	—	—	—	3,770	—	—	—	3,770
Cash dividends paid	—	—	136	—	(30,728)	—	—	(30,592)
Exercise of stock options	147	1	6,259	—	—	—	—	6,260
Tax effect of equity awards	—	—	(2,428)	—	—	—	—	(2,428)
Acquisition of Company common stock	(2,960)	—	—	—	—	(209,586)	—	(209,586)
Stock-based compensation expense	—	—	10,413	—	—	—	—	10,413
Issuance of restricted stock	54	—	(2,427)	—	—	2,427	—	—
Change in redemption value of noncontrolling interests	—	—	—	—	1,419	—	—	1,419
Contributions from noncontrolling interests	—	—	—	—	—	—	2,956	2,956
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,949)	(2,949)
Other	7	—	259	—	(10)	403	—	652
Balance at December 31, 2017	33,931	$442	$184,785	$(2,117)	$292,251	$(597,072)	$15,757	$(105,954)

(1)

Net income to the Company at December 31, 2017, December 25, 2016 and December 27, 2015 excludes $4,233, $6,272 and $6,282, respectively, allocable to the noncontrolling interests for our joint venture arrangements.

At December 27, 2015, the accumulated other comprehensive loss of $1,836 was comprised of net unrealized foreign currency translation loss of $411 and a net unrealized loss on the interest rate swap agreements of $1,425.

At December 25, 2016, the accumulated other comprehensive loss of $5,887 was comprised of net unrealized foreign currency translation loss of $5,402 and a net unrealized loss on the interest rate swap agreements of $485.

At December 31, 2017, the accumulated other comprehensive loss of $2,117 was comprised of net unrealized foreign currency translation loss of $2,523 and a net unrealized gain on the interest rate swap agreements of $406.

See accompanying notes.

Papa John’s International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 31,	December 25,	December 27,
(In thousands)	2017	2016	2015
Operating activities
Net income before attribution to noncontrolling interests	$106,525	$109,092	$81,964
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	29	409	1,232
Depreciation and amortization	43,668	40,987	40,307
Deferred income taxes	498	11,624	(6,246)
Stock-based compensation expense	10,413	10,123	9,423
Gain on refranchising	—	(11,572)	—
Impairment loss	1,674	1,350	—
Other	3,375	3,337	4,633
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,358)	1,557	(9,179)
Income tax receivable	(1,531)	4,100	19,406
Inventories	(5,485)	(3,639)	4,967
Prepaid expenses	(4,414)	(3,826)	(2,425)
Other current assets	(1,158)	616	829
Other assets and liabilities	(742)	(6,269)	620
Accounts payable	(8,743)	(916)	4,804
Income and other taxes payable	1,897	9	(1,113)
Accrued expenses and other current liabilities	(3,012)	(7,960)	21,201
Deferred revenue	(661)	1,235	40
Net cash provided by operating activities	134,975	150,257	170,463
Investing activities
Purchases of property and equipment	(52,593)	(55,554)	(38,972)
Loans issued	(8,103)	(3,210)	(4,741)
Repayments of loans issued	4,185	8,569	5,183
Acquisitions, net of cash acquired	(21)	(13,352)	(922)
Proceeds from divestitures of restaurants	—	16,844	—
Other	34	429	500
Net cash used in investing activities	(56,498)	(46,274)	(38,952)
Financing activities
Proceeds from issuance of term loan	400,000	—	—
Repayments of term loan	(5,000)	—	—
Net (repayments) proceeds of revolving credit facility	(225,575)	44,575	25,549
Debt issuance costs	(3,181)	—	—
Cash dividends paid	(30,720)	(27,896)	(24,844)
Tax payments for equity award issuances	(2,428)	(6,024)	(10,965)
Proceeds from exercise of stock options	6,260	7,060	5,197
Acquisition of Company common stock	(209,586)	(122,381)	(119,793)
Contributions from noncontrolling interest holders	2,956	690	684
Distributions to noncontrolling interest holders	(5,449)	(5,610)	(6,550)
Other	663	556	444
Net cash used in financing activities	(72,060)	(109,030)	(130,278)
Effect of exchange rate changes on cash and cash equivalents	365	(396)	(349)
Change in cash and cash equivalents	6,782	(5,443)	884
Cash and cash equivalents at beginning of period	15,563	21,006	20,122
Cash and cash equivalents at end of period	$22,345	$15,563	$21,006
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” in all 50 states and in 44 international countries and territories as of December 31, 2017. Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, printing and promotional items and information systems and related services used in their operations.

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

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks except for the 2017 fiscal year, which consists of 53 weeks.

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

The Company offers various incentive programs for franchisees including royalty incentives, new restaurant opening (i.e. development incentives) and other various support initiatives. Royalties, franchise fees and commissary sales are reduced to reflect any incentives earned or granted under these programs that are in the form of discounts. Direct mail advertising discounts are also periodically offered. North America commissary and other sales are reduced to reflect these advertising discounts. Other development incentives for opening restaurants are offered in the form of Company equipment through a lease agreement at no cost. This equipment is amortized over the term of the lease agreement, which is generally three years, and is recognized in general and administrative expenses in our consolidated statements of income.

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

See Recent Accounting Pronouncements for information on the impact of the adoption effective January 1, 2018, of the new revenue recognition accounting guidance, Revenue from Contracts with Customers (Topic 606).

Advertising and Related Costs

Advertising and related costs of $72.3 million, $70.9 million and $67.2 million in 2017, 2016 and 2015, respectively, include the costs of domestic Company-owned local restaurant activities such as mail coupons, door hangers and promotional items and contributions to PJMF and various local market cooperative advertising funds (“Co-op Funds”). Contributions by domestic Company-owned and franchised restaurants to PJMF and the Co-op Funds are based on an established percentage of monthly restaurant revenues. PJMF is responsible for developing and conducting marketing and advertising for the domestic Papa John’s system. The Co-op Funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by PJMF. We recognize domestic Company-owned restaurant contributions to PJMF and the Co-op Funds in which we do not have a controlling interest in the period in which the contribution accrues. The net assets of the Co-op Funds in which we possess majority voting rights, and thus control the cooperatives, are included in our consolidated balance sheets.

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

Accounts Receivable

Substantially all accounts receivable are due from franchisees for purchases of food, paper products, restaurant equipment, printing and promotional items, information systems and related services, and royalties. Credit is extended based on an evaluation of the franchisee’s financial condition and collateral is generally not required. A reserve for uncollectible accounts is established as deemed necessary based upon overall accounts receivable aging levels and a specific review of accounts for franchisees with known financial difficulties. Account balances are charged off against the allowance after recovery efforts have ceased.

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

Depreciation expense was $42.6 million in 2017 and $39.7 million in 2016 and 2015.

Deferred Costs

We defer certain information systems development and related costs that meet established criteria. Amounts deferred, which are included in property and equipment, are amortized principally over periods not exceeding five years beginning in the month subsequent to completion of the related information systems project. Total costs deferred were approximately $4.1 million in 2017, $2.9 million in 2016 and $2.6 million in 2015. The unamortized information systems development costs approximated $11.1 million and $9.8 million as of December 31, 2017 and December 25, 2016, respectively.

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

We elected to perform a qualitative assessment for our domestic Company-owned restaurants, China and PJUK reporting units in 2017.  As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts.  Subsequent to completing our goodwill impairment tests, no indicators of impairment were identified.  See Note 8 for additional information.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, significantly decreasing the U.S. federal income tax rate for corporations effective January 1, 2018.  As a result, we remeasured our deferred tax assets, liabilities and related valuation allowances.  This remeasurement yielded a one-time benefit of approximately $7.0 million due to the lower income tax rate.  Given the substantial changes associated with the Tax Act, the estimated financial impacts for 2017 are provisional and subject to further interpretation and clarification of the Tax Act during 2018.  See “Items Impacting Comparability” and Note 2 for additional information. As of December 31, 2017, we had a net deferred income tax liability of approximately $12.0 million.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized decreases in income tax expense of $1.7 million and $729,000 in 2017 and 2016, respectively, and an increase in income tax expense of $731,000 in 2015 associated with the finalization of certain income tax matters. See Note 15 for additional information.

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

Derivative Financial Instruments

We recognize all derivatives on the balance sheet at fair value. At inception and on an ongoing basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income/(loss) until the hedged item is recognized in earnings.

We recognized income of $1.4 million ($0.9 million after tax) in 2017, income of $1.5 million ($0.9 million after tax) in 2016 and a loss of $1.8 million ($1.2 million after tax) in 2015, in other comprehensive income/(loss) for the net change in the fair value of our interest rate swaps. See Note 9 for additional information on our debt and credit arrangements.

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

Foreign Currency Translation

The local currency is the functional currency for each of our foreign subsidiaries. Revenues and expenses are translated into U.S. dollars using monthly average exchange rates, while assets and liabilities are translated using year-end exchange rates. The resulting translation adjustments are included as a component of accumulated other comprehensive income/(loss) (“AOCL”) net of income taxes.

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

The Company adopted this guidance as of the beginning of fiscal 2017.  The Company elected to apply the cash flow guidance of ASU 2016-09 retrospectively to all prior periods.  The impact of retrospectively applying this guidance to the consolidated statement of cash flows was a $6.2 million and $10.2 million increase in net cash provided by operating activities and a corresponding increase in net cash used in financing activities for the years ended December 25, 2016 and December 27, 2015, respectively.  The Company elected to continue to estimate forfeitures, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

Hedging

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”) which intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendment attempts to simplify the application of hedge accounting guidance. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2017-12 in the fourth quarter of 2017.  The impact of the adoption was not material to our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” (“ASU 2016-02”), which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital leases (financing) with lease terms greater than twelve months.  The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, leases will continue to be classified as operating or capital (financing) with lease expense in both cases calculated substantially the same as under the prior leasing guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 (fiscal 2019 for the Company), and early adoption is permitted.  The Company has not yet determined the full impact of the adoption on its consolidated financial statements but expect the adoption will result in a significant increase in the non-current assets and liabilities reported on our consolidated balance sheet.  Operating leases comprise the majority of our current lease portfolio at the end of fiscal 2017. We had operating leases with remaining rental payments of approximately $214.1 million and future expected sublease rental income of $79.6 million.  See Note 17 for additional information regarding leases.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. This update requires companies to recognize revenue at amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services at the time of transfer. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. Such areas may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Companies can either apply a full retrospective adoption or a modified retrospective adoption. In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”.

We do not believe the standards will materially impact the recognition and reporting of our three largest sources of revenue: sales from Company-owned restaurants, commissary sales, or our continuing royalties or other fees from franchisees that are based on a percentage of the franchise sales.  We have concluded that the most significant items to be impacted are the presentation and amount of our loyalty program costs (including a change to a deferred revenue approach from the incremental cost accrual model), the timing of franchise and development fees revenue recognition and the presentation of various Domestic co-operative and International advertising funds (reporting of gross revenues and expenses versus historical net presentation).

We will adopt the new revenue guidance effective January 1, 2018, utilizing the modified retrospective method of adoption by recognizing the cumulative effect of initially applying the new standards as a decrease to the opening balance of retained earnings. We expect the adjustment before income tax effects to be between $20.0 million and $25.0 million.

Reclassification

Certain prior year amounts in the consolidated statements of cash flows have been reclassified to conform to the current year presentation.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed.  See Note 7 for information regarding divestitures.  There were no other subsequent events that require recognition or disclosure.

3.Stockholders’ Equity (Deficit)

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock and 100.0 million shares of common stock. The Company’s outstanding shares of common stock, net of repurchased common stock, were 33.9 million shares at December 31, 2017 and 36.7 million shares at December 25, 2016. There were no shares of preferred stock issued or outstanding at December 31, 2017 and December 25, 2016.

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 27, 2019. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

We repurchased 3.0 million, 2.1 million and 1.8 million shares of our common stock for $209.6 million, $122.4 million and $119.8 million in 2017, 2016, and 2015, respectively.

Subsequent to year end through February 20, 2018, the Company acquired an additional 546,000 shares at an aggregate cost of $32.7 million. As of February 20, 2018, $395.0 million was available for repurchase of common stock under this authorization.

Cash Dividend

The Company paid dividends of $30.7 million in 2017, $27.9 million in 2016 and $24.8 million in 2015. Subsequent to fiscal 2017, our Board of Directors declared a first quarter 2018 cash dividend of $0.225 per share, or approximately $7.6 million. The dividend was paid on February 23, 2018 to shareholders of record as of the close of business on February 12, 2018.

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

Additionally, in accordance with ASC 480, “Distinguishing Liabilities from Equity”, the increase in the redemption value for the noncontrolling interest of one of our joint ventures reduces income attributable to common shareholders (and a decrease in redemption value increases income attributable to common shareholders).

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

The calculations of basic earnings per common share and diluted earnings per common share for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 are as follows (in thousands, except per share data):

	2017	2016	2015

Basic earnings per common share:
Net income attributable to the Company	$102,292	$102,820	$75,682
Change in noncontrolling interest redemption value	1,419	567	65
Net income attributable to participating securities	(423)	(420)	(325)
Net income attributable to common shareholders	$103,288	$102,967	$75,422

Weighted average common shares outstanding	36,083	37,253	39,458
Basic earnings per common share	$2.86	$2.76	$1.91

Diluted earnings per common share:
Net income attributable to common shareholders	$103,288	$102,967	$75,422

Weighted average common shares outstanding	36,083	37,253	39,458
Dilutive effect of outstanding equity awards	439	355	542
Diluted weighted average common shares outstanding	36,522	37,608	40,000
Diluted earnings per common share	$2.83	$2.74	$1.89

Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of diluted earnings per common share because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 278,000 in 2017, 331,000 in 2016 and 251,000 in 2015.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2017 and December 25, 2016 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
December 31, 2017
Financial assets:
Cash surrender value of life insurance policies (a)	$28,645	$28,645	$—	$—
Interest rate swaps (b)	651	—	651	—

December 25, 2016
Financial assets:
Cash surrender value of life insurance policies (a)	$21,690	$21,690	$—	$—

Financial liabilities:
Interest rate swaps (b)	770	—	770	—

(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.

(b)

The fair values of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Our assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2017 and December 25, 2016 include assets held for sale. The fair value was determined using a market-based approach with unobservable inputs (Level 3).  We recorded impairment losses of $1.7 million and $1.4 million in 2017 and 2016, respectively, which represents the excess of the carrying value over the fair value; the impairment is recorded in refranchising and impairment gains/(losses), net in the consolidated statements of income.

There were no transfers among levels within the fair value hierarchy during fiscal 2017 or 2016.

6.  Noncontrolling Interests

Papa John’s has five joint ventures in which there are noncontrolling interests held by third parties. These joint ventures included 246 restaurants as of December 31, 2017, 222 restaurants at December 25, 2016, and 213 restaurants at December 27, 2015.  The income before income taxes attributable to these joint ventures for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 were as follows (in thousands):

	2017	2016	2015

Papa John’s International, Inc.	$7,181	$9,913	$9,725
Noncontrolling interests	4,233	6,272	6,282
Total income before income taxes	$11,414	$16,185	$16,007

The noncontrolling interest holders of two joint ventures have the option to require the Company to purchase their interests. Since redemption of the noncontrolling interests is outside of the Company’s control, the noncontrolling interests are presented in the caption “Redeemable noncontrolling interests” in the consolidated balance sheets.

The following summarizes changes in our redeemable noncontrolling interests in 2017 and 2016 (in thousands):

Balance at December 27, 2015	$8,363
Net income	3,665
Distributions	(3,000)
Change in redemption value	(567)
Balance at December 25, 2016	$8,461
Net income	2,195
Distributions	(2,499)
Change in redemption value	(1,419)
Balance at December 31, 2017	$6,738

7.  Acquisitions and Divestitures

Acquisitions

There were no significant acquisitions in 2017.  We acquired restaurants from our domestic franchisees in 2016 and 2015, which are summarized as follows:

	2016	2015
Number of restaurants acquired	25	7

Location of restaurants acquired	Florida, Alabama	North Carolina
	Georgia, Texas	Missouri and
	and Kentucky	Colorado

Purchase price (in thousands):
Cash payment	$13,352	$922
Cancellation of accounts and notes receivable	406	—
Total purchase price	$13,758	$922

Final fair value allocation of purchase price (in thousands):
Property and equipment	$1,362	$648
Franchise rights	2,092	113
Goodwill	10,166	152
Other	138	9
Total purchase price	$13,758	$922

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

Divestitures

In September 2015, the Company decided to refranchise the China Company-owned market and is planning a sale of its existing China operations, consisting of 35 Company-owned restaurants and a commissary. At that time, we classified the assets as held for sale within the consolidated balance sheet.  In 2017, based on the intent to divest all assets and liabilities, we have classified the liabilities as held for sale within the consolidated balance sheet.  The Company expects to sell the business during 2018; upon completion of the sale, the Company will not have any Company-owned international restaurants. In both 2017 and 2016, we recorded impairment of $1.7 million and $1.4 million, respectively, as we determined that the fair value was less than the carrying value of the associated assets, including the related goodwill. This amount is included in the refranchising and impairment gains/(losses), net in the consolidated statements of income. See Note 5 for additional information on the determination of fair value on the assets held for sale.

The following summarizes the associated assets and liabilities that are classified as held for sale (in thousands):

	December 31, 2017	December 25, 2016
Cash	$908	$—
Inventories	505	621
Prepaid expenses	570	517
Net property and equipment	4,878	4,767
Other assets	946	568
Valuation allowance	(1,674)	(216)
Total assets held for sale	$6,133	$6,257

Accounts payable	$1,817	$—
Accrued and other liabilities	470	—
Total liabilities held for sale	$2,287	$—

Subsequent to the year ended December 31, 2017, the Company entered into an Asset Purchase Agreement to refranchise 31 stores owned through a joint venture in the Denver, Colorado market for a sale price of $4.5 million. The Company holds a 60% ownership share in the stores being refranchised. We do not expect the divestiture to result in a significant refranchising gain or loss.  The divestiture was effective February 26, 2018.

8.  Goodwill and Other Intangibles

The following summarizes changes in the Company’s goodwill, by reporting segment (in thousands):

	Domestic Company- owned Restaurants	International (a)	All Others	Total

Balance as of December 27, 2015	$62,363	$16,858	$436	$79,657
Acquisitions (b)	10,166	—	—	10,166
Divestitures (c)	(2,481)	—	—	(2,481)
Adjustment to assets held for sale (d)	—	979	—	979
Foreign currency adjustments	—	(2,792)	—	(2,792)
Balance as of December 25, 2016	70,048	15,045	436	85,529
Foreign currency adjustments	—	1,363	—	1,363
Balance as of December 31, 2017	$70,048	$16,408	$436	$86,892

(a)	The international goodwill balances for all years presented are net of accumulated impairment of $2.3 million associated with our PJUK reporting unit, which was recorded in fiscal 2008.

(b)	Includes 25 restaurants located in four domestic markets.
(c)	Includes 42 restaurants located in one domestic market.
(d)

Represents goodwill associated with the Company-owned China market. The goodwill was removed from the China reporting unit and reclassified to assets held for sale, along with the other associated assets, in 2015 using a relative fair value approach. Based on an updated fair value analysis, the goodwill allocation was updated in 2016 and adjusted accordingly. See Note 7 for additional information.

For fiscal years 2017 and 2016, we performed a qualitative analysis for our domestic Company-owned restaurants, China, and PJUK reporting units.  For fiscal year 2015, we performed a qualitative analysis for our domestic Company-owned restaurants and our PJUK reporting unit and a quantitative analysis for our China reporting unit.  No impairment charges were recorded upon the completion of our goodwill impairment tests in 2015, 2016 and 2017, excluding the China goodwill allocated to assets held for sale in 2016.

As part of our acquisitions of franchise restaurants, the Company records an intangible asset for the value of the franchise rights that are acquired.  The intangible is amortized on a straight-line basis over the term of the remaining franchise agreement as of the date of acquisition.   As of December 31, 2017 and December 25, 2016, the intangible was approximately $1.8 million and $2.4 million, respectively, net of accumulated amortization of $1.4 million and $800,000, respectively.  Amortization expense related to the intangible was approximately $600,000 for the period ended December 31, 2017, $400,000 for the period ended December 25, 2016, and $200,000 for the period ended December 27, 2015.

9.  Debt and Credit Arrangements

Long-term debt, net consists of the following (in thousands):

	December 31,	December 25,
	2017	2016
Outstanding debt	$470,000	$300,575
Unamortized debt issuance costs	(3,435)	(755)
Current portion of long-term debt	(20,000)	-
Total long-term debt, less current portion, net	$446,565	$299,820

Our outstanding debt of $470.0 million at December 31, 2017 represented amounts outstanding under a new credit agreement. On August 30, 2017, we entered into a new credit agreement (the “Credit Agreement”) replacing the previous $500.0 million credit facility (“Previous Credit Facility”). The Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility” and together with the Revolving Facility, the “Facilities”).  Additionally, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to certain conditions.  Our outstanding debt as of December 31, 2017 under the Facilities was $470.0 million, which was comprised of $395.0 million outstanding under the Term Loan and $75.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the remaining availability under the Facilities was approximately $493.0 million as of December 31, 2017.  In connection with the Credit Agreement, the Company capitalized $3.2 million of debt issuance costs, which are being amortized into interest expense, over the term of the Facilities. Total unamortized debt issuance costs of approximately $3.4 million were netted against debt as of December 31, 2017.

Loans under the Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 75 to 200 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 0 to 100 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA“) for the then most recently ended four quarter period (the “Leverage Ratio”). The Previous Credit Facility accrued interest based on the LIBOR rate plus a margin ranging from 75 to 175 basis points.   An unused commitment fee at a rate ranging from 15 to 30 basis points per annum, determined according to the Leverage Ratio, applies to the unutilized commitments under the Revolving Facility; the unused commitment fee under the Previous Credit Facility was 15 to 25 basis points.  Loans outstanding under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The Facilities mature on August 30, 2022.  Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million beginning in the fourth quarter of 2017.  The obligations under the Credit Agreement are guaranteed by certain direct and indirect material subsidiaries of the Company.

The Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At December 31, 2017, we were in compliance with these covenants.

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

As of December 31, 2017, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that will become effective in 2018 upon expiration of the two existing swaps for $125 million.  In addition, we executed four additional interest rate swaps in 2017 for $275 million, which became effective on January 30, 2018.

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

The effective portion of the gain or loss on the swaps is recognized in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swaps are accounted for as adjustments to interest expense.

The following table provides information on the location and amounts of our swaps in the accompanying consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	December 31,	December 25,
Balance Sheet Location	2017	2016

Other current and long-term assets	$651	$—
Other current and long-term liabilities	$—	$770

There were no derivatives that were not designated as hedging instruments.

The effect of derivative instruments on the accompanying consolidated financial statements is as follows (in thousands):

		Location of Gain	Amount of Gain
Derivatives -		or (Loss)	or (Loss)	Total Interest Expense
Cash Flow	Amount of Gain	Reclassified	Reclassified	on Consolidated
Hedging	or (Loss) Recognized	from AOCL into	from AOCL into	Statements of
Relationships	in AOCL on Derivative	Income	Income	Income

Interest rate swaps:

2017	$891	Interest expense	$(421)	$(11,283)
2016	$940	Interest expense	$(1,161)	$(7,397)
2015	$(1,163)	Interest expense	$(1,563)	$(5,676)

The weighted average interest rates on our debt, including the impact of the interest rate swap agreements, were 2.7%, 2.1% and 2.0% in fiscal 2017, 2016 and 2015, respectively. Interest paid, including payments made or received under the swaps, was $10.8 million in 2017, $7.1 million in 2016 and $5.3 million in 2015. As of December 31, 2017, the portion of the $651,000 interest rate swap asset that would be reclassified into earnings during the next 12 months as interest income approximates $281,000.

10.  Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	December 31,	December 25,
	2017	2016
Land	$33,994	$34,009
Buildings and improvements	91,809	90,892
Leasehold improvements	125,204	112,815
Equipment and other	378,509	357,242
Construction in progress	10,983	22,399
Total property and equipment	640,499	617,357
Accumulated depreciation and amortization	(406,168)	(386,884)
Net property and equipment	$234,331	$230,473

11.  Notes Receivable

Selected domestic and international franchisees have borrowed funds from the Company, principally for use in the construction and development of their restaurants. We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. Loans outstanding were approximately $19.9 million and $13.6 million on a consolidated basis as of December 31, 2017 and December 25, 2016, respectively, net of allowance for doubtful accounts.

Notes receivable bear interest at fixed or floating rates and are generally secured by the assets of each restaurant and the ownership interests in the franchisee. The carrying amounts of the loans approximate fair value. Interest income recorded on franchisee loans was approximately $579,000 in 2017, $684,000 in 2016 and $731,000 in 2015 and is reported in investment income in the accompanying consolidated statements of income.

Based on our review of certain borrowers’ economic performance and underlying collateral value, we established allowances of $1.0 million and $2.8 million as of December 31, 2017 and December 25, 2016, respectively, for potentially uncollectible notes receivable. The following summarizes changes in our notes receivable allowance for doubtful accounts (in thousands):

Balance as of December 27, 2015	$3,653
Recovered from costs and expenses	(250)
Deductions, including notes written off	(644)
Balance as of December 25, 2016	2,759
Recovered from costs and expenses	(1,715)
Additions, net of notes written off	3
Balance as of December 31, 2017	$1,047

12. Insurance Reserves

The following table summarizes changes in our insurance program reserves (in thousands):

Balance as of December 27, 2015	$30,550
Additions	42,508
Payments	(37,615)
Balance as of December 25, 2016	35,443
Additions	47,032
Payments	(40,633)
Balance as of December 31, 2017	$41,842

We are a party to standby letters of credit with off-balance sheet risk associated with our insurance programs. The total amount committed under letters of credit for these programs was $31.9 million at December 31, 2017.

13.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 25,
	2017	2016
Salaries, benefits and bonuses	$15,365	$26,623
Insurance reserves, current	19,847	16,993
Purchases	11,364	13,909
Customer loyalty program	4,276	3,339
Rent	3,794	3,073
Marketing	1,481	1,883
Deposits	3,091	1,771
Utilities	1,382	1,420
Consulting and professional fees	1,134	999
Legal costs	804	675
Other	7,755	6,104
Total	$70,293	$76,789

14.  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,	December 25,
	2017	2016
Deferred compensation plan	$28,690	$22,047
Insurance reserves	21,995	18,450
Accrued rent	7,129	6,337
Other	2,332	6,259
Total	$60,146	$53,093

15.  Income Taxes

A summary of the provision for income taxes follows (in thousands):

	2017	2016	2015
Current:
Federal	$28,951	$32,477	$36,077
Foreign	4,602	2,669	4,183
State and local	(234)	2,947	3,169
Deferred	498	11,624	(6,246)
Total	$33,817	$49,717	$37,183

Significant deferred tax assets (liabilities) follow (in thousands):

	December 31,	December 25,
	2017	2016
Accrued liabilities	$11,378	$14,479
Accrued bonuses	192	5,399
Other assets and liabilities	7,913	12,434
Equity awards	5,690	7,704
Other	2,178	3,716
Foreign net operating losses	2,773	3,418
Foreign tax credit carryforwards	4,707	2,347
Total deferred tax assets	34,831	49,497
Valuation allowance on foreign net operating and capital losses, foreign deferred tax assets, and foreign tax credit carryforwards	(7,415)	(5,462)
Total deferred tax assets, net of valuation allowances	27,416	44,035

Deferred expenses	(6,912)	(9,544)
Accelerated depreciation	(19,228)	(25,072)
Goodwill	(12,248)	(18,480)
Other	(989)	(217)
Total deferred tax liabilities	(39,377)	(53,313)
Net deferred liability	$(11,961)	$(9,278)

The Company had approximately $9.4 million and $14.5 million of foreign net operating loss carryovers as of December 31, 2017 and December 25, 2016, respectively.  The Company had approximately $2.1 million and $3.1 million of valuation allowances primarily related to these foreign net operating losses as of December 31, 2017 and December 25, 2016, respectively. A substantial majority of our foreign net operating losses do not have an expiration date.

In addition, the Company had approximately $4.7 million in foreign tax credit carryforwards as of December 31, 2017 that expire 10 years from inception, or 2025.  Our ability to utilize these foreign tax credit carryforwards is dependent on our ability to generate foreign earnings in future years sufficient to claim foreign tax credits in excess of foreign taxes paid in those years.  The Company provided a full valuation allowance of $4.7 million for these foreign tax credit carryforwards as we believe realization based on the more-likely-than-not criteria has not been met as of December 31, 2017.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 is as follows in both dollars and as a percentage of income before income taxes ($ in thousands):

	2017		2016		2015
	Income Tax	Income	Income Tax	Income	Income Tax	Income
	Expense	Tax Rate	Expense	Tax Rate	Expense	Tax Rate

Tax at U.S. federal statutory rate	$49,120	35.0%	$55,583	35.0%	$41,702	35.0%
State and local income taxes	2,432	1.7%	2,972	1.9%	2,106	1.8%
Foreign income taxes	5,306	3.8%	3,143	2.0%	2,432	2.0%
Income of consolidated partnerships
attributable to noncontrolling interests	(1,554)	(1.1)%	(2,312)	(1.4)%	(2,311)	(1.9)%
Non-qualified deferred compensation plan
(income) loss	(1,236)	(0.9)%	(428)	(0.3)%	218	0.2%
Excess tax benefits on equity awards	(1,879)	(1.4)%	—	—%	—	—%
Remeasurement of deferred taxes	(7,020)	(5.0)%	—	—%	—	—%
Tax credits	(6,909)	(4.9)%	(6,771)	(4.3)%	(4,846)	(4.1)%
Other	(4,443)	(3.1)%	(2,470)	(1.6)%	(2,118)	(1.8)%
Total	$33,817	24.1%	$49,717	31.3%	$37,183	31.2%

Income taxes paid were $37.2 million in 2017, $35.1 million in 2016 and $23.3 million in 2015.

The decrease in the effective income tax rate in 2017 is primarily attributable to the impact of the Tax Cuts and Jobs Act, (the “Tax Act”) which was signed into law on December 22, 2017.   The Tax Act contains substantial changes to the Internal Revenue Code, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018.  Upon enactment, 2017 deferred tax assets and liabilities were remeasured. This remeasurement yielded a one-time benefit of approximately $7.0 million in the fourth quarter of 2017.  Given the substantial changes associated with the Tax Act, the estimated financial impacts for 2017 are provisional and subject to further interpretation and clarification of the Tax Act during 2018.  See “Items Impacting Comparability” and Note 2 for additional information.

In addition, 2017 also includes the favorable impact of adopting the new guidance for share-based compensation.  This guidance requires excess tax benefits recognized on stock based awards to be recorded as a reduction of income tax expense rather than equity.  See “Items Impacting Comparability” and Note 2 for additional information.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013. The Company is currently undergoing examinations by various tax authorities. The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $337,000 during the next 12 months.

The Company had $2.0 million of unrecognized tax benefits at December 31, 2017 which, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits excluding interest and penalties is as follows, which is recorded as an other long-term liability (in thousands):

Balance at December 27, 2015	$5,670
Additions for tax positions of current year	126
Additions for tax positions of prior years	183
Reductions for lapse of statute of limitations	(1,152)
Balance at December 25, 2016	4,827
Additions for tax positions of current year	134
Reductions for tax positions of prior years	(2,862)
Reductions for lapse of statute of limitations	(71)
Balance at December 31, 2017	$2,028

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company’s 2017 and 2016 income tax expense includes interest benefits of $416,000 and $278,000, respectively. The Company has accrued approximately $124,000 and $544,000 for the payment of interest and penalties as of December 31, 2017 and December 25, 2016, respectively.

16.  Related Party Transactions

Certain of our officers own equity interests in entities that franchise restaurants. Following is a summary of full-year transactions and year-end balances with franchisees owned by related parties (in thousands):

	2017	2016	2015
Revenues from affiliates:
North America commissary sales and other sales	$2,619	$2,620	$2,730
North America franchise royalties and fees	776	413	394
Total	$3,395	$3,033	$3,124

	December 31,	December 25,
	2017	2016
Accounts receivable affiliates	$86	$105
Accounts payable affiliates	$—	$12

The revenues from affiliates were at rates and terms available to independent franchisees.

We paid $446,000 in 2017, $732,000 in 2016 and $653,000 in 2015 for charter aircraft services provided by an entity owned by our Founder and Chairman.

We had the following transactions with PJMF:

•

PJMF reimbursed Papa John’s $1.6 million, $1.1 million and $841,000 in 2017, 2016, and 2015, respectively, for certain costs associated with national pizza giveaways awarded to our online loyalty program customers.

•

PJMF reimbursed Papa John’s $1.3 million in 2017 and $1.4 million in 2016 and 2015 for certain administrative services (i.e., marketing, accounting, and information services), graphic design services, services and expenses of our founder as brand spokesman, and for software maintenance fees.

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

Leases

We lease office, retail and commissary space under operating leases, which have an average term of five years and provide for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. We also lease the tractors and trailers used by our distribution subsidiary, (“PJFS”), for an average period of seven years. PJUK, our subsidiary located in the United Kingdom, also leases certain retail space, which is primarily subleased to our franchisees. Beginning in 2016, we reported this sublease rental income on a gross basis in our consolidated statements of income. Prior to 2016, this sublease rental income was reported on a net basis with lease expense. Total sublease payments for sites to our franchisees and other third parties, the majority of which were with PJUK, were $7.4 million, $7.5 million and $6.5 million in 2017, 2016 and 2015, respectively.

Total lease expense was $45.0 million in 2017 and in 2016.  Total lease expense, net of sublease payments received, was $36.2 million in 2015.

Future lease costs and future expected sublease payments as of December 31, 2017, are as follows (in thousands):

		Future
		Expected
	Gross Lease	Sublease
Year	Costs	Payments
2018	$45,421	$8,072
2019	38,807	7,969
2020	30,956	7,672
2021	24,756	7,307
2022	17,896	6,972
Thereafter	56,234	41,568
Total	$214,070	$79,560

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

Our Quality Control Center in Georgia is leased under a capital lease arrangement with Acworth, GA/Cherokee County in connection with a tax abatement incentive involving the sale and lease back of equipment between PJFS and the Cherokee County Development Authority. The arrangement is structured so that no cash will be exchanged and no lease payments are externally due. The assets associated with the lease arrangement are recorded within the Company’s consolidated balance sheet.

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 49 domestic leases. These leases have varying terms, the latest of which expires in 2022. As of December 31, 2017, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $4.4 million. The fair value of the guarantee is not material.

18.  Equity Compensation

We award stock options, time-based restricted stock and performance-based restricted stock units from time to time under the Papa John’s International, Inc. 2011 Omnibus Incentive Plan.

There are approximately 6.6 million shares of common stock authorized for issuance and remaining available under the 2011 Omnibus Incentive Plan as of December 31, 2017. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options outstanding as of December 31, 2017 generally expire ten years from the date of grant and generally vest over a three-year period.

We recorded stock-based employee compensation expense of $10.4 million in 2017, $10.1 million in 2016 and $9.4 million in 2015. The total related income tax benefit recognized in the consolidated income statement was $3.8 million in 2017, $3.7 million in 2016 and $3.5 million in 2015. At December 31, 2017, there was $8.0 million of unrecognized compensation cost related to nonvested option awards, time-based restricted stock and performance-based restricted stock units, of which the Company expects to recognize $5.9 million in 2018, $1.9 million in 2019 and $200,000 in 2020.

Stock Options

Options exercised, which were issued from authorized shares, included 147,000 shares in 2017, 478,000 shares in 2016 and 441,000 shares in 2015. The total intrinsic value of the options exercised during 2017, 2016 and 2015 was $5.2 million, $18.6 million and $20.3 million, respectively. Cash received upon the exercise of stock options was $6.3 million, $7.1 million and $5.2 million during 2017, 2016 and 2015, respectively, and the related tax benefits realized were approximately $1.9 million, $6.9 million and $7.5 million during the corresponding periods.

Information pertaining to option activity during 2017 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value
Outstanding at December 25, 2016	1,316	$46.58
Granted	315	78.59
Exercised	(147)	42.71
Cancelled	(32)	68.30
Outstanding at December 31, 2017	1,452	$53.43	7.07	$13,901
Exercisable at December 31, 2017	800	$40.72	5.89	$13,901

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2017, 2016 and 2015:

	2017	2016	2015

Assumptions (weighted average):
Risk-free interest rate	2.0%	1.3%	1.6%
Expected dividend yield	1.0%	1.2%	0.9%
Expected volatility	26.7%	27.4%	28.5%
Expected term (in years)	5.6	5.5	5.5

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

Options granted generally vest in equal installments over three years and expire ten years after grant. The expected term for these options represents the period of time that options granted are expected to be outstanding and was calculated using historical experience.

The weighted average grant-date fair values of options granted during 2017, 2016 and 2015 was $19.88, $13.96 and $16.93, respectively. The Company granted options to purchase 315,000, 403,000 and 330,000 shares in 2017, 2016 and 2015, respectively.

Restricted Stock and Restricted Stock Units

We granted shares of restricted stock that are time-based and generally vest in equal installments over three years (73,000 in 2017, 85,000 in 2016 and 76,000 in 2015). Upon vesting, the shares are issued from treasury stock. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. We consider time-based restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights. We declared dividends totaling $128,000 ($0.85 per share) in 2017, $117,000 ($0.75 per share) in 2016 and $110,000 ($0.63 per share) in 2015 to holders of time-based restricted stock.

Additionally, we granted stock settled performance-based restricted stock units to executive management (13,000 in 2017, 14,000 in 2016, and 12,000 in 2015). The vesting of these awards (a three-year cliff vest) is dependent upon the Company’s achievement of a compounded annual growth rate of earnings per share and the achievement of certain sales and unit growth metrics. Upon vesting, the shares are issued from authorized shares.

The fair value of both time-based restricted stock and performance-based restricted stock units is based on the market price of the Company’s shares on the grant date. Information pertaining to these awards during 2017 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Total as of December 25, 2016	185	59.21
Granted	86	78.52
Incremental Performance Shares*	3	50.59
Forfeited	(7)	69.14
Vested	(86)	56.45
Total as of December 31, 2017	181	$69.11

* Additional shares from the 2014 performance-based restricted stock unit grant due to exceeding the initial 100% target resulting in a 122% payout.

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

In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in other long-term assets ($28.6 million and $21.7 million at December 31, 2017 and December 25, 2016, respectively) and the associated liabilities ($28.7 million and $22.0 million at December 31, 2017 and December 25, 2016, respectively) are included in other long-term liabilities in the accompanying consolidated balance sheets.

At our discretion, we contributed a matching payment of 3%, up to a maximum of 6% deferred, in 2017, 2016 and 2015, of a participating employee’s earnings deferred into both the 401(k) Plan and the non-qualified deferred compensation plan. Such costs were $2.3 million in 2017, $2.6 million in 2016 and $1.5 million in 2015.

20.  Segment Information

We have five reportable segments for all years presented: domestic Company-owned restaurants, North America commissaries, North America franchising, international operations, and “all other” units. The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants in the United States and Canada. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of our Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

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

Our segment information is as follows:

(In thousands)	2017	2016	2015
Revenues
Domestic Company-owned restaurants	$816,718	$815,931	$756,307
North America commissaries	673,712	623,883	615,610
North America franchising	106,729	102,980	96,056
International	126,285	113,103	104,691
All others	59,915	57,723	64,711
Total revenues	$1,783,359	$1,713,620	$1,637,375

Intersegment revenues:
North America commissaries	$244,699	$236,896	$224,067
North America franchising	3,342	2,869	2,690
International	273	269	292
All others	16,715	16,410	14,821
Total intersegment revenues	$265,029	$256,444	$241,870

Depreciation and amortization:
Domestic Company-owned restaurants	$15,484	$16,028	$14,841
North America commissaries	6,897	6,027	6,205
International	2,018	2,188	2,935
All others	5,276	3,830	4,829
Unallocated corporate expenses	13,993	12,914	11,497
Total depreciation and amortization	$43,668	$40,987	$40,307

Income (loss) before income taxes:
Domestic Company-owned restaurants (1)	$47,548	$75,136	$56,452
North America commissaries	47,844	46,325	44,721
North America franchising	96,298	91,669	83,315
International (2)	15,888	11,408	10,891
All others	(179)	1,467	845
Unallocated corporate expenses (3)	(66,099)	(64,791)	(75,896)
Elimination of intersegment profit and losses	(958)	(2,405)	(1,181)
Total income before income taxes	$140,342	$158,809	$119,147

(1)	Includes an $11.6 million refranchising gain in 2016. See Note 7 for additional information.
(2)	Includes a $1.7 million and $1.4 million impairment loss in 2017 and 2016, respectively. See Note 7 for additional information.

(3)	Includes an $898,000 legal settlement in 2016 and a ($12.3) million legal settlement in 2015. See Note 17 for additional information.

(In thousands)	2017	2016	2015

Property and equipment:
Domestic Company-owned restaurants	$235,640	$225,081	$223,246
North America commissaries	136,701	128,469	110,344
International	17,257	15,673	14,826
All others	58,977	55,586	47,481
Unallocated corporate assets	191,924	192,548	179,665
Accumulated depreciation and amortization	(406,168)	(386,884)	(361,518)
Net property and equipment	$234,331	$230,473	$214,044

Expenditures for property and equipment:
Domestic Company-owned restaurants	$15,245	$16,257	$14,631
North America commissaries	14,767	14,164	3,924
International	1,884	4,390	4,540
All others	8,239	7,897	4,701
Unallocated corporate	12,458	12,846	11,176
Total expenditures for property and equipment	$52,593	$55,554	$38,972

21.  Quarterly Data - Unaudited, in Thousands, except Per Share Data

Our quarterly select financial data is as follows:

	Quarter
2017	1st	2nd	3rd	4th

Total revenues	$449,266	$434,778	$431,709	$467,606
Operating income	43,681	37,217	33,515	36,604
Net income attributable to the Company (a)	28,428	23,538	21,817	28,509
Basic earnings per common share (a)	$0.78	$0.66	$0.61	$0.82
Diluted earnings per common share (a)	$0.77	$0.65	$0.60	$0.81
Dividends declared per common share	$0.200	$0.200	$0.225	$0.225

	Quarter
2016	1st	2nd	3rd	4th

Total revenues	$428,595	$422,964	$422,442	$439,619
Operating income	42,898	36,831	33,383	51,411
Net income attributable to the Company (b)	26,182	22,541	21,467	32,630
Basic earnings per common share (b)	$0.69	$0.61	$0.57	$0.89
Diluted earnings per common share (b)	$0.69	$0.61	$0.57	$0.88
Dividends declared per common share	$0.175	$0.175	$0.200	$0.200

(a)	The year ended December 31, 2017 was impacted by the following:
i.

The fourth quarter of 2017 includes an after income tax loss of $1.3 million and an unfavorable impact of $0.04 on basic and diluted EPS from an impairment charge related to our company-owned stores in China that are currently held for sale. See Note 7 for additional information.

ii.

The fourth quarter of 2017 also includes a tax benefit of $7.0 million and favorable impact of $0.20 on basic and diluted EPS related to the “Tax Cuts and Jobs Act” that was signed in 2017. See Note 15 for additional information.

iii.	The fourth quarter of 2017 includes an after income tax benefit of $3.9 million and favorable impact on diluted EPS of $0.11 from a 14th week of operations.
(b)

The fourth quarter of 2016 includes an after tax gain of $7.3 million and a favorable impact of $0.19 on basic and diluted EPS from the sale of a domestic Company-owned market to a franchisee, and an after tax loss of $900,000 and an unfavorable impact of $0.02 on basic and diluted EPS from an impairment charge related to our company-owned stores in China that are currently held for sale. See Note 7 for additional information. The fourth quarter of 2016 also includes an after tax gain of $600,000 and favorable impact of $0.02 on basic and diluted EPS related to a legal settlement. See Note 17 for additional information.

All quarterly information except for the fourth quarter of 2017, is presented in 13-week periods. The fourth quarter of 2017 includes a 14-week period, which increased income after tax approximately $3.9 million, or $0.11 per diluted share.  Quarterly earnings per share on a full-year basis may not agree to the consolidated statements of income due to rounding.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Papa John’s International, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Papa John’s International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and December 25, 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on our Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Louisville, Kentucky

February 27, 2018

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2017 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved by security holders	1,452,220	$53.43	6,565,537
Equity compensation plans not approved by security holders *	162,136
Total	1,614,356	$53.43	6,565,537

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)Financial Statements:

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Income for the years ended December 31, 2017, December 25, 2016 and December 27, 2015
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, December 25, 2016 and December 27, 2015
•	Consolidated Balance Sheets as of December 31, 2017 and December 25, 2016
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2017, December 25, 2016 and December 27, 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 25, 2016 and December 27, 2015
•	Notes to Consolidated Financial Statements

(a)(2)Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year
(in thousands)

Fiscal year ended December 31, 2017

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$1,486	$1,744	$(959)	(1)	$2,271
Reserve for franchisee notes receivable	2,759	(1,715)	3	(1)	1,047
Valuation allowance on deferred tax assets	5,462	(407)	2,360		7,415
	$9,707	$(378)	$1,404		$10,733

Fiscal year ended December 25, 2016

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$2,447	$659	$(1,620)	(1)	$1,486
Reserve for franchisee notes receivable	3,653	(250)	(644)	(1)	2,759
Valuation allowance on deferred tax assets	2,866	249	2,347		5,462
	$8,966	$658	$83		$9,707

Fiscal year ended December 27, 2015

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$3,814	$1,332	$(2,699)	(1)	$2,447
Reserve for franchisee notes receivable	3,132	(100)	621	(1)	3,653
Valuation allowance on deferred tax assets	2,932	(66)	—		2,866
	$9,878	$1,166	$(2,078)		$8,966

(1)	Uncollectible accounts written off and reclassifications between accounts and notes receivable reserves.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)Exhibits:

The exhibits listed in the accompanying index to Exhibits are filed as part of this Form 10-K.

Item 16. Summary

None.

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

10.4

Credit Agreement, dated August 30, 2017, by and among Papa John’s International, Inc., as borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders (Conformed copy through amendment no. 2).

10.5

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

10.6

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

10.7

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

10.8*

Papa John’s International, Inc. Deferred Compensation Plan, as amended through December 5, 2012. Exhibit 10.1 to our report on Form 10-K as filed on February 28, 2013 is incorporated herein by reference.

10.9*	Papa John’s International, Inc. 2011 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 3, 2011 is incorporated herein by reference.

10.10*	Agreement for Service as Chairman between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on August 15, 2007 is incorporated herein by reference.
10.11	Agreement for Service as Founder between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.2 to our report on Form 8-K as filed on August 15, 2007 is incorporated herein by reference.
10.12

Amended and Restated Exclusive License Agreement between John H. Schnatter and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on May 19, 2008 is incorporated herein by reference.

10.13	Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 10-Q filed on May 1, 2012, is incorporated herein by reference.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 31, 2017, filed on February 27, 2018 formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2018		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ Steve M. Ritchie
Steve M. Ritchie
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Schnatter	Founder and Chairman	February 27, 2018
John H. Schnatter

/s/ Christopher L. Coleman	Director	February 27, 2018
Christopher L. Coleman

/s/ Olivia F. Kirtley	Director	February 27, 2018
Olivia F. Kirtley

/s/ Laurette T. Koellner	Director	February 27, 2018
Laurette T. Koellner

/s/ Sonya E. Medina	Director	February 27, 2018
Sonya E. Medina

/s/ Mark S. Shapiro	Director	February 27, 2018
Mark S. Shapiro

/s/ W. Kent Taylor	Director	February 27, 2018
W. Kent Taylor

/s/ Steve M. Ritchie	President and Chief Executive Officer	February 27, 2018
Steve M. Ritchie	(Principal Executive Officer)

/s/ Lance F. Tucker	Senior Vice President, Chief	February 27, 2018
Lance F. Tucker	Financial Officer and Chief Administrative
Officer (Principal Financial Officer and
Principal Accounting Officer)