Form 10-Q
period 2018-04-01
PAPA JOHNS INTERNATIONAL INC
filed 2018-05-08
CIK 901491

PIZZA

PAPA JOHN'S®

BETTER INGREDIENTS.
BETTER PIZZA.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2018

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

At May 1, 2018, there were outstanding 32,193,319 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	April 1,	December 31,
(In thousands, except per share amounts)	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,935	$22,345
Accounts receivable, net	62,949	64,644
Notes receivable, net	4,662	4,333
Income tax receivable	—	3,903
Inventories	28,285	30,620
Prepaid expenses	27,990	28,522
Other current assets	17,529	9,494
Assets held for sale	5,900	6,133
Total current assets	179,250	169,994
Property and equipment, net	229,576	234,331
Notes receivable, less current portion, net	16,084	15,568
Goodwill	86,746	86,892
Deferred income taxes, net	614	585
Other assets	67,547	48,183
Total assets	$579,817	$555,553

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$31,072	$32,006
Income and other taxes payable	10,094	10,561
Accrued expenses and other current liabilities	92,890	70,293
Deferred revenue current	2,400	—
Current portion of long-term debt	20,000	20,000
Total current liabilities	156,456	132,860
Deferred revenue	13,671	2,652
Long-term debt, less current portion, net	568,770	446,565
Deferred income taxes, net	6,125	12,546
Other long-term liabilities	76,993	60,146
Total liabilities	822,015	654,769

Redeemable noncontrolling interests	7,037	6,738

Stockholders’ equity (deficit):
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 44,268 at April 1, 2018 and 44,221
at December 31, 2017)	443	442
Additional paid-in capital	163,198	184,785
Accumulated other comprehensive income (loss)	4,110	(2,117)
Retained earnings	280,853	292,251
Treasury stock (12,245 shares at April 1, 2018 and 10,290 shares at
December 31, 2017, at cost)	(714,097)	(597,072)
Total stockholders’ equity (deficit), net of noncontrolling interests	(265,493)	(121,711)
Noncontrolling interests in subsidiaries	16,258	15,757
Total stockholders’ equity (deficit)	(249,235)	(105,954)
Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$579,817	$555,553

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	April 1,	March 26,
(In thousands, except per share amounts)	2018	2017
Revenues:
Domestic Company-owned restaurant sales	$190,242	$206,896
North America franchise royalties and fees	24,806	27,607
North America commissary	161,713	171,340
International	30,114	25,622
Other revenues	20,494	17,801
Total revenues	427,369	449,266
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	157,319	165,419
North America commissary	151,681	159,957
International expenses	19,030	15,791
Other expenses	20,958	17,547
General and administrative expenses	39,729	36,414
Depreciation and amortization	11,539	10,457
Total costs and expenses	400,256	405,585
Refranchising gain, net	204	—
Operating income	27,317	43,681
Net Interest expense	(4,955)	(1,810)
Income before income taxes	22,362	41,871
Income tax expense	4,982	11,972
Net income before attribution to noncontrolling interests	17,380	29,899
Income attributable to noncontrolling interests	(643)	(1,471)
Net income attributable to the Company	$16,737	$28,428

Calculation of income for earnings per share:
Net income attributable to the Company	$16,737	$28,428
Change in noncontrolling interest redemption value	—	520
Net income attributable to participating securities	(75)	(117)
Net income attributable to common shareholders	$16,662	$28,831

Basic earnings per common share	$0.50	$0.78
Diluted earnings per common share	$0.50	$0.77

Basic weighted average common shares outstanding	33,279	36,810
Diluted weighted average common shares outstanding	33,552	37,350

Dividends declared per common share	$0.225	$0.200

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	April 1,	March 26,
(In thousands)	2018	2017

Net income before attribution to noncontrolling interests	$17,380	$29,899
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,983	613
Interest rate swaps (1)	6,718	(468)
Other comprehensive income (loss), before tax	8,701	145
Income tax effect:
Foreign currency translation adjustments	(473)	(227)
Interest rate swaps (2)	(1,545)	173
Income tax effect (3)	(2,018)	(54)
Other comprehensive income (loss), net of tax	6,683	91
Comprehensive income before attribution to noncontrolling interests	24,063	29,990
Less: comprehensive income, redeemable noncontrolling interests	344	(794)
Less: comprehensive income, nonredeemable noncontrolling interests	299	(677)
Comprehensive income attributable to the Company	$24,706	$28,519

(1)	Amounts reclassified out of accumulated other comprehensive income (loss) into net interest expense included $108 and $198 for the three months ended April 1, 2018 and March 26, 2017, respectively.

(2)

The income tax effects of amounts reclassified out of accumulated other comprehensive income (loss) into net interest expense were $25 and $73 for the three months ended April 1, 2018 and March 26, 2017, respectively.

(3)

As of January 1, 2018, we adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” and reclassified stranded tax effects of approximately $450 to retained earnings.  See “Note 2” of “Notes to Condensed Consolidated Financial Statements” for additional information.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 1,	March 26,
(In thousands)	2018	2017
Operating activities
Net income before attribution to noncontrolling interests	$17,380	$29,899
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	1,539	(417)
Depreciation and amortization	11,539	10,457
Deferred income taxes	(2,004)	1,015
Stock-based compensation expense	2,475	2,736
Gain on refranchising	(204)	—
Other	1,903	769
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	86	(1,048)
Income tax receivable	3,903	2,372
Inventories	2,193	2,425
Prepaid expenses	(217)	3,574
Other current assets	5,097	(134)
Other assets and liabilities	(514)	(1,577)
Accounts payable	1,209	(5,239)
Income and other taxes payable	(466)	7,817
Accrued expenses and other current liabilities	(3,103)	(5,164)
Deferred revenue	220	(156)
Net cash provided by operating activities	41,036	47,329
Investing activities
Purchases of property and equipment	(9,320)	(15,064)
Loans issued	(563)	(715)
Repayments of loans issued	1,636	863
Acquisitions, net of cash acquired	—	(21)
Proceeds from divestitures of restaurants	3,690	—
Other	114	7
Net cash used in investing activities	(4,443)	(14,930)
Financing activities
Repayments of term loan	(5,000)	—
Net proceeds (repayments) of revolving credit facility	127,000	(5,575)
Cash dividends paid	(7,565)	(7,354)
Tax payments for equity award issuances	(1,342)	(2,259)
Proceeds from exercise of stock options	1,770	3,248
Acquisition of Company common stock	(141,736)	(13,075)
Distributions to noncontrolling interest holders	(432)	(702)
Other	183	396
Net cash used in financing activities	(27,122)	(25,321)
Effect of exchange rate changes on cash and cash equivalents	119	74
Change in cash and cash equivalents	9,590	7,152
Cash and cash equivalents at beginning of period	22,345	15,563
Cash and cash equivalents at end of period	$31,935	$22,715
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

April 1, 2018

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 31, 2017.

2.Significant Accounting Policies

Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties after the divestiture of one joint venture in the first quarter of 2018.  See Note 7 for more information on this divestiture.  These joint ventures include 216 restaurants at April 1, 2018.  We are required to report the consolidated net income at amounts attributable to the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Condensed Consolidated Statements of Income attributable to the noncontrolling interest holders.

The income before income taxes attributable to these joint ventures for the three months ended April 1, 2018 and March 26, 2017 was as follows (in thousands):

	Three Months Ended
	April 1,	March 26,
	2018	2017

Papa John’s International, Inc.	$1,295	$2,362
Noncontrolling interests	643	1,471
Total income before income taxes	$1,938	$3,833

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

Revenue Recognition

Revenue is measured based on consideration specified in contracts with customers and excludes incentives and amounts collected on behalf of third parties, primarily sales tax.  The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.  Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Delivery costs, including freight associated with our domestic commissary and other sales are accounted for as fulfillment costs and are included in operating costs.

As further described in Accounting Standards Adopted and Note 3, Adoption of ASU 2014-09, “Revenue from Contracts with Customers,” revenue recognition in 2018 follows ASU 2016-08, “Revenue from Contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606):  Identifying Performance Obligations and Licensing.”  Prior year revenue recognition follows ASU Topic 605, Revenue Recognition.

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Company-owned Restaurant Sales

The domestic and international company-owned restaurants principally generate revenue from retail sales of high-quality pizza, side items including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. Revenues from Company-owned restaurants are recognized when the products are delivered to or carried out by customers.

Our domestic customer loyalty program, Papa Rewards, is a spend-based program that rewards customers with points for each online purchase.  Papa Rewards points are accumulated and redeemed online for free products. The accrued liability in the Condensed Consolidated Balance Sheets, and corresponding reduction of company-owned restaurant sales in the Condensed Consolidated Statements of Income is for the estimated reward redemptions at domestic company-owned restaurants based upon historical redemption patterns. The liability is calculated using the estimated selling price of the products for which rewards are expected to be redeemed. Revenue is recognized when the customer redeems points for products.  Prior to the adoption of Topic 606, the liability related to Papa Rewards was estimated using the incremental cost accrual model which was based on the expected cost to satisfy the award.  The corresponding expense was recorded in general and administrative expenses in the Condensed Consolidated Statements of Income.

Commissary Sales

Commissary sales are comprised of food and supplies sold to franchised restaurants and are recognized as revenue upon shipment or delivery of the related products to the franchisees and payments are generally due within 30 days.

Franchise Royalties and Fees

Franchise royalties which are based on a percentage of franchise restaurant sales are recognized as sales occur.  Royalty reductions, offered as part of a new store development incentive or as incentive for other behaviors including acceleration of restaurant remodels or equipment upgrades, are recognized at the same time as the related royalty as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on a monthly basis.

The majority of initial franchise license fees and area development fees are from international locations.  The franchise license fees are billed at the store opening date.  Area development exclusivity fees are billed upon execution of the development agreements which grant the right to develop franchised restaurants in future periods in specific geographic areas.  Area development exclusivity fees are included in deferred revenue in the Condensed Consolidated Balance Sheets and allocated on a pro rata basis to all stores opened under that specific development agreement.  Franchise license renewal fees for both domestic and international locations, which generally occur every 10 years, are billed before the renewal date.  The pre-opening services provided to franchisees do not contain separate and distinct performance obligations from the franchise right; thus, the fees collected will be amortized on a straight-line basis beginning at the store opening date through the term of the franchise agreement, which is typically 10 years. Fees received for future renewal periods are amortized over the life of the renewal period.  For periods prior to adoption of Topic 606, revenue was recognized when we performed our obligations related to such fees, primarily the store opening date for initial franchise fees and area development fees, or the date the renewal option was effective for renewal fees.

The Company offers various incentive programs for franchisees including royalty incentives, new restaurant opening (i.e. development incentives) and other various support initiatives. Royalties, franchise fees and commissary sales are reduced to reflect any incentives earned or granted under these programs that are in the form of discounts. Other development incentives for opening restaurants are offered in the form of Company equipment through a lease agreement at substantially no cost. This equipment is amortized over the term of the lease agreement, which is generally three to five years, and is recognized in general and administrative expenses in our Condensed Consolidated Statements of Income.  The equipment lease agreement has separate and distinguishable obligations from the franchise right and is accounted for under ASC Topic 840, Leases.

Other Revenues

Fees for information services, including software maintenance fees, help desk fees and online ordering fees are recognized as revenue as such services are provided and are included in other revenue.

Revenues for printing, promotional items, and direct mail marketing services are recognized upon shipment of the related products to franchisees and other customers. Direct mail advertising discounts are also periodically offered by our Preferred Marketing Solutions subsidiary. Other revenues are reduced to reflect these advertising discounts.

Rental income, primarily derived from properties leased by the Company and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms, in accordance with ASC Topic 840, Leases.

Franchise Marketing Fund revenues represent contributions collected by various international and domestic marketing funds where we have determined that we have control over the activities of the fund.  Contributions are based on a percentage of monthly restaurant sales.  The adoption of Topic 606 revises the determination of whether these arrangements are considered principal versus agent.  When we are determined to be the principal in these arrangements, advertising fund contributions and expenditures are reported on a gross basis in the Condensed Consolidated Statements of Income.  We expect such advertising fund contributions and expenditures will be largely offsetting and therefore do not expect a significant impact on our reported income before income taxes.  Our obligation related to these funds is to develop and conduct advertising activities in a specific country, region, or market, including the placement of electronic and print materials.  Marketing fund contributions are billed monthly.

For periods prior to the adoption of Topic 606, the revenues and expenses of certain international advertising funds and the Co-op Funds in which we possess majority voting rights, were included in our Condensed Consolidated Statements of Income on a net basis as we previously concluded we were the agent in regard to the funds based upon principal/agent determinations in industry-specific guidance in GAAP that was in effect during those time periods.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, significantly decreasing the U.S. federal income tax rate for corporations effective January 1, 2018.  As a result, we remeasured our deferred tax assets, liabilities and related valuation allowances.  This remeasurement yielded a one-time benefit of approximately $7.0 million due to the lower income tax rate in 2017.  Given the substantial changes associated with the Tax Act, the estimated financial impacts for 2017 are provisional and subject to further interpretation and clarification of the Tax Act during 2018.    As of April 1, 2018, we had a net deferred income tax liability of approximately $5.5 million.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), that allows for an entity to reclassify disproportionate income tax effects in accumulated other comprehensive income (loss) (“AOCI”) caused by the Tax Act to retained earnings. See “Accounting Standards Adopted” section below for additional details.

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

Certain assets and liabilities are measured at fair value on a recurring basis and are required to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets that were measured at fair value on a recurring basis as of April 1, 2018 and December 31, 2017 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
April 1, 2018
Financial assets:
Cash surrender value of life insurance policies (a)	$28,469	$28,469	$—	$—
Interest rate swaps (b)	7,369	—	7,369	—

December 31, 2017
Financial assets:
Cash surrender value of life insurance policies (a)	$28,645	$28,645	$—	$—
Interest rate swaps (b)	651	—	651	—

(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.

(b)

The fair value of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Our assets and liabilities that were measured at fair value on a non-recurring basis as of April 1, 2018 and December 31, 2017 include assets and liabilities held for sale.  The fair value was determined using a market-based approach with unobservable inputs (Level 3) less any estimated selling costs.

There were no transfers among levels within the fair value hierarchy during the three months ended April 1, 2018.

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

Accounting Standards Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP, including industry-specific requirements, and provides companies with a single revenue recognition framework for recognizing revenue from contracts with customers. In March and April 2016, the FASB issued Topic 606. This update and subsequently issued amendments require companies to recognize revenue at amounts that reflect the consideration to which the companies expect to be entitled in exchange for those goods or services at the time of transfer. Topic 606 requires that we assess contracts to determine each separate and distinct performance obligation.  If a contract has multiple performance obligations, we allocate the transaction price using our best estimate of the standalone selling price to each distinct good or service in the contract.

The Company adopted Topic 606 as of January 1, 2018. See Note 3 for additional information.

Certain Tax effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), guidance that allows for an entity to reclassify disproportionate income tax effects in accumulated other comprehensive income (“AOCI”) caused by the Tax Act to retained earnings.  The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years.  The Company adopted ASU 2018-02 in the first quarter of 2018 by electing to reclassify the income tax effects from AOCI to retained earnings.  The impact of the adoption was not material to our condensed consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” (“ASU 2016-02”), which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital leases (financing) with lease terms greater than twelve months.  The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, leases will continue to be classified as operating or capital (financing) with lease expense in both cases calculated substantially the same as under the prior leasing guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 (fiscal 2019 for the Company), and early adoption is permitted.  The Company has not yet determined the full impact of the adoption on its consolidated financial statements but expects the adoption will result in a significant increase in the non-current assets and liabilities reported on our Consolidated Balance Sheet.

Reclassification

Certain prior year amounts have been reclassified in the Condensed Consolidated Statement of Income.  See Note 10 for additional information.

3.  Adoption of ASU 2014-09, “Revenue from Contracts with Customers”

The Company adopted ASU 2014-09 and Topic 606 using the modified retrospective transition method effective January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented in accordance with Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605, Revenue Recognition.

The cumulative effect adjustment of $21.5 million was recorded as a reduction to retained earnings as of January 1, 2018 to reflect the impact of adopting Topic 606.   The impact of applying Topic 606 for the quarter ended April 1, 2018, was an increase in revenues of $2.4 million and a decrease of $0.5 million in pre-tax income.

The adoption of Topic 606 did not impact the recognition and reporting of our three largest sources of revenue: sales from Company-owned restaurants, commissary sales, or continuing royalties or other revenues from franchisees that are based on a percentage of the franchise sales.  The items impacted by the adoption include the presentation and amount of our loyalty program costs, the timing of franchise and development fees revenue recognition, and the presentation of various Domestic co-operative and International advertising funds as further described below.

Cumulative adjustment from adoption

As noted above, an after-tax reduction of $21.5 million was recorded to retained earnings to reflect the cumulative impact of adopting Topic 606. This is comprised of $10.8 million related to franchise fees, $8.0 million related to the customer loyalty program and $2.7 million related to marketing funds.

The following chart presents the specific line items impacted by the cumulative adjustment.

			Adjusted
	As Reported		Balance Sheet
	December 31,	Total	at January 1,
(In thousands, except per share amounts)	2017	Adjustments	2018

Assets
Current assets:
Cash and cash equivalents	$22,345	$4,279	$26,624
Accounts receivable, net	64,644	493	65,137
Notes receivable, net	4,333	—	4,333
Income tax receivable	3,903	—	3,903
Inventories	30,620	—	30,620
Prepaid expenses	28,522	(4,959)	23,563
Other current assets	9,494	—	9,494
Assets held for sale	6,133	—	6,133
Total current assets	169,994	(187)	169,807
Property and equipment, net	234,331	—	234,331
Notes receivable, less current portion, net	15,568	—	15,568
Goodwill	86,892	—	86,892
Deferred income taxes, net	585	—	585
Other assets	48,183	(907)	47,276
Total assets	$555,553	$(1,094)	$554,459

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$32,006	$(2,161)	$29,845
Income and other taxes payable	10,561	—	10,561
Accrued expenses and other current liabilities	70,293	15,860	86,153
Deferred revenue current	—	2,400	2,400
Current portion of long-term debt	20,000	—	20,000
Total current liabilities	132,860	16,099	148,959
Deferred revenue	2,652	10,798	13,450
Long-term debt, less current portion, net	446,565	—	446,565
Deferred income taxes, net	12,546	(6,464)	6,082
Other long-term liabilities	60,146	—	60,146
Total liabilities	654,769	20,433	675,202

Redeemable noncontrolling interests	6,738	—	6,738

Stockholders’ equity (deficit):
Preferred stock ($0.01 par value per share; no shares issued)	—	—	—
Common stock ($0.01 par value per share; issued 44,221 at December 31, 2017	442	—	442
Additional paid-in capital	184,785	—	184,785
Accumulated other comprehensive loss	(2,117)	—	(2,117)
Retained earnings	292,251	(21,527)	270,724
Treasury stock (10,290 shares at December 31, 2017, at cost)	(597,072)	—	(597,072)
Total stockholders’ equity (deficit), net of noncontrolling interests	(121,711)	(21,527)	(143,238)
Noncontrolling interests in subsidiaries	15,757	—	15,757
Total stockholders’ equity (deficit)	(105,954)	(21,527)	(127,481)
Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$555,553	$(1,094)	$554,459

The impact of adoption for the first quarter of 2018 is as follows:

	As Reported		Balance Sheet
	April 1,	Total	Without Adoption
(In thousands, except per share amounts)	2018	Adjustments	of Topic 606

Assets
Current assets:
Cash and cash equivalents	$31,935	$(3,422)	$28,513
Accounts receivable, net	62,949	(376)	62,573
Notes receivable, net	4,662	—	4,662
Income tax receivable	—	—	—
Inventories	28,285	—	28,285
Prepaid expenses	27,990	4,398	32,388
Other current assets	17,529	—	17,529
Assets held for sale	5,900	—	5,900
Total current assets	179,250	600	179,850
Property and equipment, net	229,576	—	229,576
Notes receivable, less current portion, net	16,084	—	16,084
Goodwill	86,746	—	86,746
Deferred income taxes, net	614	—	614
Other assets	67,547	907	68,454
Total assets	$579,817	$1,507	$581,324

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$31,072	$1,237	$32,309
Income and other taxes payable	10,094	—	10,094
Accrued expenses and other current liabilities	92,890	(14,854)	78,036
Deferred revenue current	2,400	(2,400)	—
Current portion of long-term debt	20,000	—	20,000
Total current liabilities	156,456	(16,017)	140,439
Deferred revenue	13,671	(11,027)	2,644
Long-term debt, less current portion, net	568,770	—	568,770
Deferred income taxes, net	6,125	6,593	12,718
Other long-term liabilities	76,993	—	76,993
Total liabilities	822,015	(20,451)	801,564

Redeemable noncontrolling interests	7,037	—	7,037

Stockholders’ equity (deficit):
Preferred stock ($0.01 par value per share; no shares issued)	—	—	—
Common stock ($0.01 par value per share; issued 44,268 at April 1, 2018)	443	—	443
Additional paid-in capital	163,198	—	163,198
Accumulated other comprehensive income (loss)	4,110	—	4,110
Retained earnings	280,853	21,958	302,811
Treasury stock (12,245 shares at April 1, 2018, at cost)	(714,097)	—	(714,097)
Total stockholders’ equity (deficit), net of noncontrolling interests	(265,493)	21,958	(243,535)
Noncontrolling interests in subsidiaries	16,258	—	16,258
Total stockholders’ equity (deficit)	(249,235)	21,958	(227,277)
Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$579,817	$1,507	$581,324

	As Reported
	Three Months Ended		Income Statement
	April 1,	Total	Without Adoption of
(In thousands, except per share amounts)	2018	Adjustments	Topic 606
Revenues:
Domestic Company-owned restaurant sales	$190,242	$264	$190,506
North America franchise royalties and fees	24,806	38	24,844
North America commissary	161,713	—	161,713
International	30,114	149	30,263
Other revenues	20,494	(2,887)	17,607
Total revenues	427,369	(2,436)	424,933
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	157,319	(66)	157,253
North America commissary	151,681	—	151,681
International expenses	19,030	—	19,030
Other expenses	20,958	(3,359)	17,599
General and administrative expenses	39,729	504	40,233
Depreciation and amortization	11,539	—	11,539
Total costs and expenses	400,256	(2,921)	397,335
Refranchising and impairment gains/(losses), net	204	—	204
Operating income	27,317	485	27,802
Net Interest expense	(4,955)	—	(4,955)
Income before income taxes	22,362	485	22,847
Income tax expense	4,982	112	5,094
Net income before attribution to noncontrolling interests	17,380	373	17,753
Income attributable to noncontrolling interests	(643)	—	(643)
Net income attributable to the Company	$16,737	$373	$17,110

Calculation of income for earnings per share:
Net income attributable to the Company	$16,737	$373	$17,110
Change in noncontrolling interest redemption value	—	—	—
Net income attributable to participating securities	(75)	—	(75)
Net income attributable to common shareholders	$16,662	$373	$17,035

Basic earnings per common share	$0.50	$0.01	$0.51
Diluted earnings per common share	$0.50	$0.01	$0.51

Basic weighted average common shares outstanding	33,279	33,279	33,279
Diluted weighted average common shares outstanding	33,552	33,552	33,552

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise Fees	$2,400	$2,141	$1,909	$1,681	$1,461	$3,835	$13,427

An additional $2.6 million of area development fees related to unopened stores is included in deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings.

As of April 1, 2018, the amount allocated to the Papa Rewards loyalty program is $15.0 million and is reflected in the Condensed Consolidated Balance Sheet as part of the contract liability.  This will be recognized as revenue as the points are redeemed, which is expected to occur within the next year.   If participants earn and redeem points at a consistent rate, there would be minimal change to the liability.

The Company applies the practical expedient in ASU paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

4.    Revenue Recognition

Disaggregation of Revenue

In the following table (in thousands), revenue is disaggregated by major product line. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Reportable Segments
	Quarter Ended April 1, 2018
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$190,242	$-	$-	$3,453	$-	$193,695
Commissary sales	-	217,587	-	17,679	-	235,266
Franchise royalties and fees	-	-	25,825	8,982	-	34,807
Other revenues	-	-	-	5,488	23,150	28,638
Eliminations	-	(55,874)	(1,019)	(70)	(8,074)	(65,037)
Total	$190,242	$161,713	$24,806	$35,532	$15,076	$427,369

The revenue summarized above is described in Note 2 under the heading “Significant Accounting Policies – Revenue Recognition.”

Contract Balances

The following table (in thousands) provides information about contract liabilities.

	April 1,	January 1,
	2018	2018	Change
Deferred revenue	$16,071	$15,850	$220
Customer loyalty program	15,022	14,724	298
Total contract liabilities	$31,093	$30,574	$518

The contract liabilities primarily relate to franchise fees which we classify as “Deferred revenue” and customer loyalty program obligations which are classified with “Accrued expenses and other current liabilities.” During the first quarter of 2018, the Company recognized $3.9 million in revenue related to deferred revenue and customer loyalty program.

5.    Stockholders’ Equity (Deficit)

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock and 100.0 million shares of common stock. The Company’s outstanding shares of common stock, net of repurchased common stock, were 32.0 million shares at April 1, 2018 and 33.9 million shares at December 31, 2017. There were no shares of preferred stock issued or outstanding at April 1, 2018 and December 31, 2017.

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 27, 2019. Funding for the share repurchase program has been provided through a credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

On March 1, 2018, the Company announced a $100 million accelerated share repurchase agreement (“ASR Agreement”) with Bank of America, N.A. (“BofAML”).  Pursuant to the terms of the ASR Agreement, we paid BofAML $100.0 million in cash, and on March 6, 2018, we received an initial delivery of approximately 1.3 million shares of common stock for approximately $78.0 million.  The accelerated share repurchase transaction qualifies for equity accounting treatment.  Shares that have been paid for but not yet delivered are reflected as a reduction of additional paid-in-capital while other repurchased common stock is reflected as an increase in treasury stock within stockholders’ equity (deficit).  Additional shares may be received prior to and/or at final settlement, based generally on the average of the daily volume-weighted average prices of our Company’s common stock during the term of the ASR Agreement, less a discount.  Subsequent to the end of the quarter through May 1, 2018, the Company acquired an additional 28,739 shares at an aggregate cost of $1.7 million through the ASR Agreement.

Cash Dividend

The Company paid a cash dividend of approximately $7.6 million ($0.225 per common share) during the first quarter of 2018. Subsequent to the first quarter, on May 2, 2018, our Board of Directors declared a first quarter dividend of $0.225 per common share (approximately $7.3 million based on the number of shares outstanding as of May 1, 2018). The dividend will be paid on May 25, 2018 to shareholders of record as of the close of business on May 14, 2018.

6.Earnings Per Share

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

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended
	April 1,	March 26,
	2018	2017

Basic earnings per common share:
Net income attributable to the Company	$16,737	$28,428
Change in noncontrolling interest redemption value	—	520
Net income attributable to participating securities	(75)	(117)
Net income attributable to common shareholders	$16,662	$28,831

Weighted average common shares outstanding	33,279	36,810
Basic earnings per common share	$0.50	$0.78

Diluted earnings per common share:
Net income attributable to common shareholders	$16,662	$28,831

Weighted average common shares outstanding	33,279	36,810
Dilutive effect of outstanding equity awards (a)	273	540
Diluted weighted average common shares outstanding	33,552	37,350
Diluted earnings per common share	$0.50	$0.77

(a) Excludes 790 and 117 awards for the three months ended April 1, 2018 and March 26, 2017, respectively, as the effect of including such awards would have been antidilutive.

7.Divestiture

In the first quarter of 2018, the Company refranchised 31 restaurants owned through a joint venture in the Denver, Colorado market.  The Company held a 60% ownership share in the restaurants being refranchised.  The noncontrolling interest portion of the joint venture arrangement was previously recorded at redemption value within the Condensed Consolidated Balance Sheet.  Total consideration for the asset sale of the restaurants was $4.8 million, consisting of cash proceeds of $3.7 million, including cash paid for various working capital items, and notes financed by Papa John’s for $1.1 million.

In connection with the divestiture, we wrote off $745,000 of goodwill.  This goodwill was allocated based on the relative fair value of the sales proceeds versus the total fair value of the company-owned restaurants’ reporting unit.  There was a refranchising gain of $204,000 on the sale.

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of the Denver market, we are contingently liable for payment of the 31 leases. These leases have varying terms, the latest of which expires in 2024. As of April 1, 2018, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $3.9 million. The fair value of the guarantee is not material.

8.Debt

Long-term debt, net consists of the following (in thousands):

	April 1,	December 31,
	2018	2017
Outstanding debt	$592,000	$470,000
Unamortized debt issuance costs	(3,230)	(3,435)
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion, net	$568,770	$446,565

Our outstanding debt of $592.0 million at April 1, 2018 represented amounts outstanding under a new credit agreement. On August 30, 2017, we entered into a new credit agreement (the “Credit Agreement”) replacing the previous $500.0 million credit facility (“Previous Credit Facility”).  The Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility” and together with the Revolving Facility, the “Facilities”).  Additionally, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to certain conditions.  Our outstanding debt as of April 1, 2018 under the Facilities of $592.0 million was composed of $390.0 million outstanding under the Term Loan and $202.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the remaining availability under the Facilities was approximately $364.8 million as of April 1, 2018. In connection with the Credit Agreement, the Company capitalized $3.2 million of debt issuance costs, which are being amortized into interest expense, over the term of the Facilities. Total unamortized debt issuance costs of approximately $3.2 million were netted against debt as of April 1, 2018.

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

The Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At April 1, 2018, we were in compliance with these financial covenants.

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

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Facilities. As of April 1, 2018, we have the following interest rate swap agreements:

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

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	April 1,	December 31,
Balance Sheet Location	2018	2017

Other current and long-term assets	$7,369	$651

There were no derivatives that were not designated as hedging instruments.

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

		Location of Gain	Amount of Gain
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	Total Interest Expense
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	on Consolidated
Hedging	in AOCI/AOCL	AOCI/AOCL into	AOCI/AOCL into	Statements of
Relationships	on Derivative	Income	Income	Income

Interest rate swaps for the three months ended:

April 1, 2018	$5,173	Interest expense	$(108)	$(5,220)
March 26, 2017	$(295)	Interest expense	$(198)	$(1,946)

The weighted average interest rates on our debt, including the impact of the interest rate swap agreements, were 3.5% and 2.2% for the three months ended April 1, 2018 and March 26, 2017, respectively. Interest paid, including payments made or received under the swaps, was $4.9 million and $1.9 million for the three months ended April 1, 2018 and March 26, 2017, respectively. As of April 1, 2018, the portion of the aggregate $7.4 million interest rate swap asset that would be reclassified into earnings during the next twelve months as interest income approximates $1.7 million.

9.Segment Information

We have five reportable segments: domestic Company-owned restaurants, North America commissaries, North America franchising, international operations and “all other” units. The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants in the United States and Canada. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international operations segment principally consists of Company-owned restaurants in China and distribution sales to franchised Papa John’s restaurants located in the United Kingdom, Mexico and China and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, franchise contributions to marketing funds and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

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

Our segment information is as follows:

	Three Months Ended
	April 1,	March 26,
(In thousands)	2018	2017
Revenues
Domestic Company-owned restaurants	$190,242	$206,896
North America commissaries	161,713	171,340
North America franchising	24,806	27,607
International	35,532	28,518
All others	15,076	14,905
Total revenues	$427,369	$449,266

Intersegment revenues:
North America commissaries	$55,874	$61,736
North America franchising	1,019	764
International	70	63
All others	8,074	5,026
Total intersegment revenues	$65,037	$67,589

Income (loss) before income taxes:
Domestic Company-owned restaurants	$7,229	$15,487
North America commissaries (1)	8,610	12,244
North America franchising	22,359	24,875
International	3,537	4,344
All others (1) (2)	(909)	460
Unallocated corporate expenses (1) (2)	(18,131)	(16,381)
Elimination of intersegment (profits) losses	(333)	842
Total income before income taxes	$22,362	$41,871

Property and equipment:
Domestic Company-owned restaurants	$232,662
North America commissaries	137,002
International	17,784
All others	60,993
Unallocated corporate assets	193,593
Accumulated depreciation and amortization	(412,458)
Net property and equipment	$229,576

(1)

The Company refined its overhead allocation process in 2018 resulting in transfers of expenses from Unallocated corporate expenses of $3.8 million to other segments, primarily North America commissaries of $2.3 million and All others of $900,000.  These allocations were eliminated in consolidation.

(2)	Certain prior year amounts have been reclassified to conform to current year presentation.

Note 10.     Reclassifications of Prior Year Balances

As shown in the table below we have reclassified certain prior year amounts within the Condensed Consolidated Statements of Income, for the three months ended March 26, 2017, in order to conform with current year presentation. These reclassifications had no effect on previously reported total consolidated revenues, total costs and expenses and net income.

Papa John's International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Summary of Income Statement Presentation Reclassifications

	Three Months Ended March 26, 2017
(In thousands, except per share amounts)	As reported	Reclassifications	Adjusted
Revenues:
North America commissary and other sales (1)	186,245	(14,905)	171,340
International (2)	28,518	(2,896)	25,622
Other revenues (1) (2)	-	17,801	17,801

Costs and expenses:
North America commissary and other expenses (1)	173,712	(13,755)	159,957
International expenses (2)	17,990	(2,199)	15,791
Other expenses (1) (2) (3)	-	17,547	17,547
General and administrative expenses (3)	38,007	(1,593)	36,414

(1)

Includes reclassification of previous amounts reported in North America commissary and other sales and expenses including print and promotional items, information systems and related services used in restaurant operations, including our point of sale system, online and other technology-based ordering platforms.

(2)

Includes reclassification of previous amounts reported in International related to advertising expenses and rental income and expenses for United Kingdom head leases which are subleased to United Kingdom franchisees.

(3)	Includes reclassification of various technology related expenditures for fee-based services discussed in (1) above and advertising expenses to be consistent with 2018 presentation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of April 1, 2018, there were 5,212 Papa John’s restaurants (713 Company-owned and 4,499 franchised) operating in all 50 states and 45 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, and information systems and related services used in their operations.

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas and make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact our operating results. See “Notes 1, 2 and 3” of “Notes to Condensed Consolidated Financial Statements” for a discussion of the basis of presentation and the significant accounting policies.

Restaurant Progression

	Three Months Ended
	April 1, 2018	March 26, 2017

North America Company-owned:
Beginning of period	708	702
Opened	4	2
Closed	(2)	—
Acquired from franchisees	—	1
Sold to franchisees	(31)	—
End of period	679	705
International Company-owned:
Beginning of period	35	42
Closed	(1)	(1)
End of period	34	41
North America franchised:
Beginning of period	2,733	2,739
Opened	18	15
Closed	(37)	(30)
Acquired form Company	31	—
Sold to Company	—	(1)
End of period	2,745	2,723
International franchised:
Beginning of period	1,723	1,614
Opened	53	38
Closed	(22)	(39)
End of period	1,754	1,613
Total restaurants - end of period	5,212	5,082

Results of Operations

Revenue Recognition and Income Statement Presentation

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP, including industry-specific requirements, and provides companies with a single revenue recognition framework for recognizing revenue from contracts with customers. In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. This update and subsequently issued amendments (collectively “Topic 606”) requires companies to recognize revenue at amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services at the time of transfer. The standard requires that we assess contracts to determine each separate and distinct performance obligation.  If a contract has multiple performance obligations, we allocate the transaction price using our best estimate of the standalone selling price to each distinct good or service in the contract.

We adopted Topic 606 using the modified retrospective transition method effective January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605, Revenue Recognition.

The cumulative effect adjustment of $21.5 million was recorded as a reduction to retained earnings as of January 1, 2018 to reflect the impact of adopting Topic 606. The impact of applying Topic 606 for the quarter ended April 1, 2018 was an increase of $2.4 million to revenues and a decrease of approximately $0.5 million to pre-tax income, or $0.01 diluted earnings per share.

While not required as part of the adoption of Topic 606, our income statement includes newly created Other revenues and Other expenses line items.  Other revenues and Other expenses include the Topic 606 “gross up” of respective revenues and expenses derived from certain domestic and international marketing fund co-ops we control, as previously discussed. Additionally, Other revenues and Other expenses include various reclassifications from North America Commissary and Other, International and general and administrative expenses to better reflect and aggregate various domestic and international services provided by the Company for the benefit of franchisees.  Related 2017 amounts have also been reclassified to conform to the new 2018 presentation. These reclassifications had no impact on total revenues or total costs and expenses reported.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $190.2 million in the first quarter of 2018, a decrease of $16.7 million, or 8.0%, compared to the first quarter of 2017.  This decrease was primarily due to a 6.1% decrease in comparable sales and a 1.1% decrease in equivalent units, driven by the refranchising of the Denver market.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise royalties and fees were $24.8 million in the first quarter of 2018, a decrease of $2.8 million, or 10.1%, compared to the first quarter of 2017.  The decrease was primarily due to a 5.0% decrease in comparable sales and higher royalty waivers.  North America franchise restaurant sales decreased 4.9% to $558.4 million for the three months ended April 1, 2018.  The decrease was primarily due to the decrease in comparable sales noted above.  North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary sales were $161.7 million in the first quarter of 2018, a decrease of $9.6 million, or 5.6%, compared to the first quarter of 2017.  This decrease was primarily due to lower sales volumes attributable to lower restaurant sales.

International revenues were $30.1 million in the first quarter of 2018, an increase of $4.5 million, or 17.5%, compared to the first quarter of 2017.  This increase was primarily due to a higher number of equivalent units for the first quarter of 2018. The favorable impact of foreign currency exchange rates was approximately $2.8 million for the first quarter of 2018 which was primarily attributable to foreign exchange rates in the United Kingdom (“UK”).  International franchise restaurant sales increased 21.1% to $213.1 million, excluding the impact of foreign currency, in the three months ended April 1, 2018 primarily due to an increase in equivalent units. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues were $20.5 million in the first quarter of 2018, an increase of $2.7 million, or 15.1%.  The increase is primarily due to the required 2018 reporting of franchise marketing fund revenues and expenses on a gross basis for the various funds we control in accordance with ASU 2014-09 guidelines. These amounts were previously reported on a net basis. As we did not restate the 2017 amounts in accordance with our adoption of ASU 2014-09 guidelines using the modified retrospective approach, comparability between 2018 and 2017 amounts is reduced. See “Note 3” of “Notes to Condensed Consolidated Financial Statements” for more details. This increase was partially offset by lower revenues for Preferred Marketing Solutions, our print and promotions subsidiary.

Costs and expenses.  The operating margin for domestic Company-owned restaurants was 17.3% for the first quarter of 2018 compared to 20.0% in the first quarter of 2017, and consisted of the following (dollars in thousands):

	Three months ended
	April 1, 2018		March 26, 2017

Restaurant sales	$190,242		$206,896

Cost of sales	43,145	22.7%	46,912	22.7%
Other operating expenses	114,174	60.0%	118,507	57.3%
Total expenses	$157,319	82.7%	$165,419	80.0%

Margin	$32,923	17.3%	$41,477	20.0%

Domestic Company-owned restaurants margin, decreased $8.6 million and 2.7%, as a percentage of restaurant sales, in the first quarter of 2018.  The margin decrease for the quarter was primarily attributable to lower comparable sales and unfavorable labor costs including higher minimum wages and increased non-owned automobile costs.  As a percentage of restaurant sales, the margin also decreased due to lower sales as a result of the impact of various fixed costs.

North America commissary margin was 6.2% in the first quarter of 2018 compared to 6.6% for the corresponding 2017 periods and consisted of the following (dollars in thousands):

	Three months ended
	April 1, 2018		March 26, 2017
North America commissary sales	$161,713		$171,340
North America commissary expenses	151,681		159,957
Margin	$10,032	6.2%	$11,383	6.6%

North America commissary operating margins decreased $1.4 million, or 0.4%, primarily due to lower sales volumes.

The international operating margin was 36.8% in the first quarter of 2018 compared to 38.4% in the first quarter of 2017 and consisted of the following (dollars in thousands):

	Three months ended
	April 1, 2018				March 26, 2017
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$8,982	$-	$8,982		$7,936	$-	$7,936
Restaurant, commissary and other	21,132	19,030	2,102	9.9%	17,686	15,791	1,895	10.7%
Total international	$30,114	$19,030	$11,084	36.8%	$25,622	$15,791	$9,831	38.4%

The higher margin of $1.3 million was primarily attributable to higher royalties on increased franchise restaurant sales, primarily due to an increase in equivalent units and the favorable impact of foreign exchange rates in 2018.  The margin decreased 1.6%, as a percentage of sales, primarily due to the higher mix of United Kingdom commissary sales, which have a lower margin than franchise royalties.

As previously discussed, other revenues and other expenses are new financial statement line items.  The margin on other revenues and other expenses decreased 3.7% in the first quarter of 2018 compared to the first quarter of 2017 and consisted of the following (dollars in thousands):

	Three months ended
	April 1, 2018		March 26, 2017
Other revenues	$20,494		$17,801
Other expenses	20,958		17,547
Margin (loss)	$(464)	-2.3%	$254	1.4%

Other margin decreased $718,000 in the first quarter of 2018 primarily due to higher advertising spend in the United Kingdom.

General and administrative (“G&A”) expenses were $39.7 million, or 9.3% of revenues in the first quarter of 2018 compared to $36.4 million, or 8.1% of revenues in the first quarter of 2017.  The increase of $3.3 million was primarily due to an increase in bad debt expense, higher legal costs and an increase in various technology initiative costs.

Depreciation and amortization. Depreciation and amortization was $11.5 million, or 2.7% of revenues in the first quarter of 2018, compared to $10.5 million, or 2.3% of revenues for the first quarter of 2017. This increase is primarily due to additional depreciation on technology related investments and higher depreciation associated with our new Georgia QCC.

Interest expense. Interest expense increased approximately $3.1 million primarily due to both an increase in average outstanding debt balance, which is primarily due to share repurchases, including through our accelerated share repurchase program, as well as higher interest rates.

Income before income taxes. Income before income taxes was $22.4 million, or a decrease of $19.5 million from the same period in 2017.  The decrease is attributable to the items described above.

Income tax expense.  The effective income tax rate was 22.3% in the first quarter of 2018 representing a decrease of 6.3% from the prior year comparable period. The decrease in the effective income tax rates for 2018 was primarily attributable to the impact of the “Tax Cuts and Jobs Act” (the “Tax Act”) which reduced the U.S. corporate tax rate from 35% to 21% in 2018.  This decrease was offset by an approximate 3.8% increase in the income tax rate for share-based compensation tax deductions, which were unfavorable in 2018 due to the lower stock price of the Company as restrictions lapsed on equity awards.  See “Note 2” of “Notes to Condensed Consolidated Financial Statements”  for additional information.

Diluted earnings per share. Diluted earnings per share decreased 35.1% to $0.50 in the first quarter of 2018 compared to $0.77 in the first quarter of 2017 primarily due to a decrease in net income attributable to common shareholders.

Liquidity and Capital Resources

Debt

Our outstanding debt of $592.0 million at April 1, 2018 represented amounts outstanding under a new credit agreement. On August 30, 2017, we entered into a new credit agreement (the “Credit Agreement”) replacing the previous $500.0 million credit facility (“Previous Credit Facility”). The Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility” and together with the Revolving Facility, the “Facilities”).  Additionally, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to certain conditions.  Our outstanding debt of $592.0 million as of April 1, 2018 under the Facilities was composed of $390.0 million outstanding under the Term Loan and $202.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the remaining availability under the Facilities was approximately $364.8 million as of April 1, 2018. In connection with the Credit Agreement, the Company capitalized $3.2 million of debt issuance costs, which are being amortized into interest expense, over the term of the Facilities. Total unamortized debt issuance costs of approximately $3.2 million were netted against debt as of April 1, 2018.

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

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Facilities. As of April 1, 2018, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that became effective on April 30, 2018 upon expiration of the two existing swaps for $125 million.  In addition, in 2017 we executed an additional four interest rate swaps for $275 million that became effective on January 30, 2018.

Effective Dates	Floating Rate Debt	Fixed Rates
July 30, 2013 through April 30, 2018	$75 million	1.42%
December 30, 2014 through April 30, 2018	$50 million	1.36%
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%
January 30, 2018 through August 30, 2022	$100 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	2.00%
January 30, 2018 through August 30, 2022	$25 million	1.99%

Our Credit Agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the Credit Agreement:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	April 1, 2018
Leverage Ratio	Not to exceed 4.5 to 1.0	3.3 to 1.0

Interest Coverage Ratio	Not less than 2.75 to 1.0	3.8 to 1.0

As stated above, our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters. The Leverage Ratio permitted by the Credit Agreement will decrease over time to 3.75 to 1.00.  Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of April 1, 2018.

Cash Flows

Cash flow provided by operating activities was $41.0 million in the first quarter of 2018 compared to $47.3 million in the first quarter of 2017. The decrease of approximately $6.3 million was primarily due to lower net income.

Our free cash flow, a non-GAAP financial measure, was as follows in the first quarter of 2018 and 2017 (in thousands):

	Three Months Ended
	April 1,	March 26,
	2018	2017

Net cash provided by operating activities	$41,036	$47,329
Purchases of property and equipment	(9,320)	(15,064)
Free cash flow (a)	$31,716	$32,265

(a)

Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment. We view free cash flow as an important liquidity measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP and as a result our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our liquidity or performance than the Company’s GAAP measures.

Cash flow used in investing activities was $4.4 million in the first quarter of 2018 compared to $14.9 million for the same period in 2017, or a decrease of $10.5 million. The decrease in cash flow used in investing activities was primarily due to proceeds from the refranchising of our joint venture in Denver, Colorado and lower capital spend as 2017 included construction costs for our commissary in Georgia, which opened in July of 2017.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings from our Credit Agreement. In the first quarter of 2018, we had net proceeds of $122.0 million from the issuance of long-term debt and spent $141.7 million on share repurchases.  In the first quarter of 2017, we had net repayments of $5.6 million from the issuance of long-term debt and spent $13.1 million of share repurchases.

On March 1, 2018 the Company announced a $100 million accelerated share repurchase agreement (“ASR Agreement”) with Bank of America, N.A. (“BofAML”).  Pursuant to the terms of the ASR Agreement, we paid BofAML $100 million in cash, and on March 6, 2018, we received an initial delivery of approximately 1.3 million shares of common stock for approximately $78.0 million.  Additional shares may be received prior to and/or at final settlement, based generally on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreement, less a discount.

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

We paid cash dividends of $7.6 million ($0.225 per common share) and $7.4 million ($0.20 per common share) for the three months ended April 1, 2018 and March 26, 2017, respectively. Subsequent to the first quarter on May 2, 2018, our Board of Directors declared a second quarter dividend of $0.225 per common share (approximately $7.3 million based on the number of shares outstanding as of May 1, 2018). The dividend will be paid on May 25, 2018 to shareholders of record as of the close of business on May 14, 2018. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

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

•

the effectiveness of our initiatives to improve our brand proposition and operating results, including marketing, advertising and public relations initiatives, technology investments and changes in unit-level operations;

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

•

the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business including compliance with the European Union General Data Protection Regulation;

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

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our outstanding debt of $592.0 million at April 1, 2018 represented amounts outstanding under a new credit agreement. On August 30, 2017, we entered into a new credit agreement (the “Credit Agreement”) replacing the previous $500.0 million credit facility (“Previous Credit Facility”). The Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility” and together with the Revolving Facility, the “Facilities”).  Additionally, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to certain conditions.  Our outstanding debt of $592.0 million as of April 1, 2018 under the Facilities was composed of $390.0 million outstanding under the Term Loan and $202.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the remaining availability under the Facilities was approximately $364.8 million as of April 1, 2018. In connection with the Credit Agreement, the Company capitalized $3.2 million of debt issuance costs, which are being amortized into interest expense, over the term of the Facilities. Total unamortized debt issuance costs of approximately $3.2 million were netted against debt as of April 1, 2018.

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

As of April 1, 2018, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that became effective in April 2018 upon expiration of the two existing swaps for $125 million.  In addition, we executed four additional interest rate swaps for $275 million that became effective on January 30, 2018.

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

The weighted average interest rate on the borrowings under the Credit Agreement, including the impact of the interest rate swap agreements, was 3.5% for the first quarter of 2018. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of April 1, 2018 would increase annual interest expense by $1.9 million.

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

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact on our International revenues of approximately $2.8 million for the three months ended April 1, 2018 and a $3.1 million unfavorable impact for the three months ended March 26, 2017.  Foreign currency exchange rate fluctuations had no significant impact on income before income taxes for the three months ended April 1, 2018 and March 26, 2017.

The outcome of the June 2016 referendum in the United Kingdom was a vote for the United Kingdom to cease to be a member of the European Union (known as “Brexit”).  This resulted in a lower valuation, on a historical basis, of the British Pound in comparison to the US Dollar. The future impact of Brexit on our franchise operations included in the European Union could also include but may not be limited to additional currency volatility and future trade, tariff, and regulatory changes.  As of April 1, 2018, 29.7% of our total international restaurants are in countries within the European Union.

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

The following table presents the actual average block price for cheese by quarter through the first quarter of 2018 and the projected average block price for cheese by quarter through 2017 (based on the May 1, 2018 Chicago Mercantile Exchange cheese futures market prices):

	2018		2017
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.522		$1.613
Quarter 2	1.642		1.566
Quarter 3	1.711		1.642
Quarter 4	1.707		1.639
Full Year	$1.646	*	$1.615

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

During the most recently completed fiscal quarter, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements to facilitate their adoption on January 1, 2018. There were no changes to our internal control over financial reporting that materially affected the Company’s internal control over financial reporting due to the adoption of the new standards.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 27, 2019.  This includes an additional $500 million authorized on July 27, 2017.  Through April 1, 2018, a total of 114.5 million shares with an aggregate cost of $1.8 billion and an average price of $15.43 per share have been repurchased under this program. Subsequent to April 1, 2018, through May 1, 2018, we acquired an additional 28,739 shares at an aggregate cost of $1.7 million. As of May 1, 2018, approximately $306.3 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the first quarter of 2018 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

1/1/2018 - 1/28/2018	309	$59.82	112,871	$409,207
1/29/2018 - 2/25/2018	297	$59.58	113,168	$391,512
2/26/2018 - 4/1/2018	1,395	$59.90	114,562	$307,978

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During the fiscal quarter of 2018, the Company acquired approximately 21,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended April 1, 2018, filed on May 8, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 8, 2018	/s/ Joseph H. Smith
Joseph H. Smith
Senior Vice President, Chief Financial Officer