Form 10-Q
period 2018-07-01
PAPA JOHNS INTERNATIONAL INC
filed 2018-08-07
CIK 901491

PIZZA

PAPA JOHN'S®

BETTER INGREDIENTS.
BETTER PIZZA.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2018

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

At July 31, 2018, there were outstanding 31,619,630 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	July 1,	December 31,
(In thousands, except per share amounts)	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,719	$22,345
Accounts receivable, net	62,973	64,644
Notes receivable, net	5,180	4,333
Income tax receivable	—	3,903
Inventories	27,109	30,620
Prepaid expenses	26,729	28,522
Other current assets	7,223	9,494
Assets held for sale	2,786	6,133
Total current assets	157,719	169,994
Property and equipment, net	227,722	234,331
Notes receivable, less current portion, net	15,648	15,568
Goodwill	85,064	86,892
Deferred income taxes, net	709	585
Other assets	71,309	48,183
Total assets	$558,171	$555,553

Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$33,307	$32,006
Income and other taxes payable	8,904	10,561
Accrued expenses and other current liabilities	81,197	70,293
Deferred revenue current	2,426	—
Current portion of long-term debt	20,000	20,000
Total current liabilities	145,834	132,860
Deferred revenue	15,329	2,652
Long-term debt, less current portion, net	556,387	446,565
Deferred income taxes, net	5,140	12,546
Other long-term liabilities	78,515	60,146
Total liabilities	801,205	654,769

Redeemable noncontrolling interests	7,356	6,738

Stockholders’ (deficit):
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 44,280 at July 1, 2018 and 44,221
at December 31, 2017)	443	442
Additional paid-in capital	188,026	184,785
Accumulated other comprehensive income (loss)	2,240	(2,117)
Retained earnings	285,460	292,251
Treasury stock (12,733 shares at July 1, 2018 and 10,290 shares at
December 31, 2017, at cost)	(742,695)	(597,072)
Total stockholders’ (deficit), net of noncontrolling interests	(266,526)	(121,711)
Noncontrolling interests in subsidiaries	16,136	15,757
Total stockholders’ (deficit)	(250,390)	(105,954)
Total liabilities, redeemable noncontrolling interests and stockholders’ (deficit)	$558,171	$555,553

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(In thousands, except per share amounts)	2018	2017	2018	2017
Revenues:
Domestic Company-owned restaurant sales	$181,379	$202,756	$371,621	$409,652
North America franchise royalties and fees	23,912	26,588	48,718	54,195
North America commissary	153,455	160,059	315,168	331,399
International	29,069	27,245	59,183	52,867
Other revenues	20,144	18,130	40,638	35,931
Total revenues	407,959	434,778	835,328	884,044
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	147,781	162,433	305,100	327,852
North America commissary	143,300	149,472	294,981	309,429
International expenses	18,248	17,272	37,278	33,063
Other expenses	20,698	17,482	41,656	35,029
General and administrative expenses	38,712	40,248	78,441	76,662
Depreciation and amortization	11,731	10,654	23,270	21,111
Total costs and expenses	380,470	397,561	780,726	803,146
Refranchising loss, net	(2,122)	—	(1,918)	—
Operating income	25,367	37,217	52,684	80,898
Net Interest expense	(5,662)	(1,759)	(10,617)	(3,569)
Income before income taxes	19,705	35,458	42,067	77,329
Income tax expense	7,040	10,476	12,022	22,448
Net income before attribution to noncontrolling interests	12,665	24,982	30,045	54,881
Income attributable to noncontrolling interests	(874)	(1,444)	(1,517)	(2,915)
Net income attributable to the Company	$11,791	$23,538	$28,528	$51,966

Calculation of income for earnings per share:
Net income attributable to the Company	$11,791	$23,538	$28,528	$51,966
Change in noncontrolling interest redemption value	—	662	—	1,182
Net income attributable to participating securities	(72)	(99)	(147)	(216)
Net income attributable to common shareholders	$11,719	$24,101	$28,381	$52,932

Basic earnings per common share	$0.37	$0.66	$0.87	$1.44
Diluted earnings per common share	$0.36	$0.65	$0.86	$1.42

Basic weighted average common shares outstanding	31,941	36,732	32,610	36,771
Diluted weighted average common shares outstanding	32,175	37,217	32,860	37,283

Dividends declared per common share	$0.225	$0.200	$0.450	$0.400

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(In thousands)	2018	2017	2018	2017

Net income before attribution to noncontrolling interests	$12,665	$24,982	$30,045	$54,881
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments (1)	(5,295)	808	(3,312)	1,421
Interest rate swaps (2)	2,834	(1,857)	9,552	(2,325)
Other comprehensive (loss) income, before tax	(2,461)	(1,049)	6,240	(904)
Income tax effect:
Foreign currency translation adjustments (1)	1,218	(299)	745	(526)
Interest rate swaps (3)	(627)	687	(2,172)	860
Income tax effect (4)	591	388	(1,427)	334
Other comprehensive (loss) income, net of tax	(1,870)	(661)	4,813	(570)
Comprehensive income before attribution to noncontrolling interests	10,795	24,321	34,858	54,311
Less: comprehensive income, redeemable noncontrolling interests	(319)	(745)	(404)	(1,539)
Less: comprehensive income, nonredeemable noncontrolling interests	(555)	(699)	(1,113)	(1,376)
Comprehensive income attributable to the Company	$9,921	$22,877	$33,341	$51,396

(1)

On June 15, 2018, the Company refranchised 34 Company-owned restaurants and a quality control center located in China.  In conjunction with the transaction, approximately $1,300 of accumulated other comprehensive income and $300 associated deferred tax related to foreign currency translation were reversed.  See “Note 7” of “Notes to Condensed Consolidated Financial Statements” for additional information.

(2)

Amounts reclassified out of accumulated other comprehensive income (loss) into net interest expense included $89 and $197 for the three and six months ended July 1, 2018, respectively, and $126 and $324 for the three and six months ended June 25, 2017, respectively.

(3)

The income tax effects of amounts reclassified out of accumulated other comprehensive income (loss) were $20 and $45 for the three and six months ended July 1, 2018, respectively, and $47 and $120 for the three and six months ended June 25, 2017, respectively.

(4)

As of January 1, 2018, we adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” and reclassified stranded tax effects of approximately $450 to retained earnings in the first quarter of 2018.  See “Note 2” of “Notes to Condensed Consolidated Financial Statements” for additional information.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 1,	June 25,
(In thousands)	2018	2017
Operating activities
Net income before attribution to noncontrolling interests	$30,045	$54,881
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	3,591	(1,091)
Depreciation and amortization	23,270	21,111
Deferred income taxes	(2,511)	158
Stock-based compensation expense	4,929	5,571
Loss on refranchising	1,918	—
Other	3,032	1,978
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(148)	(355)
Income tax receivable	3,678	(45)
Inventories	3,188	550
Prepaid expenses	1,159	2,966
Other current assets	5,524	(372)
Other assets and liabilities	(2,202)	(1,559)
Accounts payable	2,511	(3,950)
Income and other taxes payable	(1,656)	1,275
Accrued expenses and other current liabilities	(2,506)	(3,002)
Deferred revenue	379	(253)
Net cash provided by operating activities	74,201	77,863
Investing activities
Purchases of property and equipment	(21,562)	(30,457)
Loans issued	(1,904)	(1,476)
Repayments of loans issued	2,720	2,125
Acquisitions, net of cash acquired	—	(21)
Proceeds from divestitures of restaurants	3,690	—
Other	146	25
Net cash used in investing activities	(16,910)	(29,804)
Financing activities
Repayments of term loan	(10,000)	—
Net proceeds of revolving credit facility	119,400	5,156
Cash dividends paid	(14,762)	(14,703)
Tax payments for equity award issuances	(1,353)	(2,282)
Proceeds from exercise of stock options	2,179	5,218
Acquisition of Company common stock	(148,440)	(33,968)
Distributions to noncontrolling interest holders	(1,110)	(1,389)
Other	231	494
Net cash used in financing activities	(53,855)	(41,474)
Effect of exchange rate changes on cash and cash equivalents	(62)	99
Change in cash and cash equivalents	3,374	6,684
Cash and cash equivalents at beginning of period	22,345	15,563
Cash and cash equivalents at end of period	$25,719	$22,247
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

July 1, 2018

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 31, 2017.

2.Significant Accounting Policies

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include allowance for doubtful accounts and notes receivable, intangible assets, online customer loyalty program obligation, insurance reserves and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

Noncontrolling Interests

At the beginning of 2018, Papa John’s had five joint venture arrangements in which there were noncontrolling interests held by third parties.  In the first quarter of 2018, one joint venture was divested and an additional joint venture was divested subsequent to the end of the second quarter.  That joint venture was classified as held for sale as of July 1, 2018.

As of July 1, 2018, there were 215 restaurants that comprise these joint ventures, including our held for sale joint venture as compared to 223 restaurants at June 25, 2017.  As of the beginning of the third quarter of 2018, there were 184 restaurants under these joint venture arrangements.  See Note 7 for more information on these related divestitures.

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

The income before income taxes attributable to these joint ventures for the three and six months ended July 1, 2018 and June 25, 2017 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2018	2017	2018	2017

Papa John’s International, Inc.	$1,577	$2,341	$2,872	$4,703
Noncontrolling interests	874	1,444	1,517	2,915
Total income before income taxes	$2,451	$3,785	$4,389	$7,618

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

As further described in Accounting Standards Adopted and Note 3, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”), in the first quarter of 2018. Prior year revenue recognition follows ASC Topic 605, Revenue Recognition.

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

Our domestic customer loyalty program, Papa Rewards, is a spend-based program that rewards customers with points for each online purchase.  Papa Rewards points are accumulated and redeemed online for free products. The accrued liability in the Condensed Consolidated Balance Sheets, and corresponding reduction of Company-owned restaurant sales in the Condensed Consolidated Statements of Income is for the estimated reward redemptions at domestic Company-owned restaurants based upon historical redemption patterns. Currently, the liability related to Papa Rewards is calculated using the estimated selling price of the products for which rewards are expected to be redeemed. Revenue is recognized when the customer redeems points for products.  Prior to the adoption of Topic 606, the liability related to Papa Rewards was estimated using the incremental cost accrual model which was based on the expected cost to satisfy the award and the corresponding expense was recorded in general and administrative expenses in the Condensed Consolidated Statements of Income.

Commissary Sales

Commissary sales are comprised of food and supplies sold to franchised restaurants and are recognized as revenue upon shipment or delivery of the related products to the franchisees. Payments are generally due within 30 days.

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

The majority of initial franchise license fees and area development exclusivity fees are from international locations. Initial franchise license fees are billed at the store opening date.  Area development exclusivity fees are billed upon execution of the development agreements which grant the right to develop franchised restaurants in future periods in specific geographic areas.  Area development exclusivity fees are included in deferred revenue in the Condensed Consolidated Balance Sheets and allocated on a pro rata basis to all stores opened under that specific development agreement.  Franchise license renewal fees for both domestic and international locations, which generally occur every 10 years, are billed before the renewal date.  The pre-opening services provided to franchisees do not contain separate and distinct performance obligations from the franchise right; thus, the fees collected will be amortized on a straight-line basis beginning at the store opening date through the term of the franchise agreement, which is typically 10 years. Fees received for future license renewal periods are amortized over the life of the renewal period.  For periods prior to adoption of Topic 606, revenue was recognized when we performed our obligations related to such fees, primarily the store opening date for initial franchise fees and area development fees, or the date the renewal option was effective for license renewal fees.

The Company offers various incentive programs for franchisees including royalty incentives, new restaurant opening incentives (i.e. development incentives) and other support initiatives. Royalties, franchise fees and commissary sales are reduced to reflect any incentives earned or granted under these programs that are in the form of discounts. Other development incentives for opening restaurants are offered in the form of Company equipment through a lease agreement at substantially no cost to the franchisee. This equipment is amortized by us over the term of the lease agreement, which is generally three to five years, and is recognized in general and administrative expenses in our Condensed Consolidated Statements of Income.  The equipment lease agreement has separate and distinguishable obligations from the franchise right and is accounted for under ASC Topic 840, Leases.

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

Franchise Marketing Fund revenues represent contributions collected by various international and domestic marketing funds (“Co-op” or “Co-operative”) where we have determined that we have control over the activities of the fund.  Contributions are based on a percentage of monthly restaurant sales.  The adoption of Topic 606 revised the principal versus agent determination of these arrangements. When we are determined to be the principal in these arrangements, advertising fund contributions and expenditures are reported on a gross basis in the Condensed Consolidated Statements of Income.  Our obligation related to these funds is to develop and conduct advertising activities in a specific country, region, or market, including the placement of electronic and print materials.  Marketing fund contributions are billed monthly.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, significantly decreasing the U.S. federal income tax rate for corporations effective January 1, 2018.  As a result, we remeasured our deferred tax assets, liabilities and related valuation allowances in 2017.  This remeasurement yielded a one-time benefit of approximately $7.0 million due to the lower income tax rate in 2017.  Given the substantial changes associated with the Tax Act, the estimated financial impacts for 2017 are provisional and subject to further interpretation and clarification of the Tax Act during 2018.    As of July 1, 2018, the Company has not made any material adjustments to the December 30, 2017 estimates.  Our net deferred income tax liability was approximately $4.4 million at July 1, 2018.

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

Fair Value Measurements and Disclosures

The Company is required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity specific measurement. The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable and accounts payable. The carrying value of our notes receivable, net of allowances, also approximates fair value. The fair value of the amount outstanding under our term debt and revolving credit facility approximates its carrying value due to its variable market-based interest rate (Level 2).

Certain assets and liabilities are measured at fair value on a recurring basis and are required to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets that were measured at fair value on a recurring basis as of July 1, 2018 and December 31, 2017 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
July 1, 2018
Financial assets:
Cash surrender value of life insurance policies (a)	$29,771	$29,771	$—	$—
Interest rate swaps (b)	10,203	—	10,203	—

December 31, 2017
Financial assets:
Cash surrender value of life insurance policies (a)	$28,645	$28,645	$—	$—
Interest rate swaps (b)	651	—	651	—

(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)

The fair value of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Our assets and liabilities that were measured at fair value on a non-recurring basis as of  December 31, 2017 include assets and liabilities held for sale.  The fair value was determined using a market-based approach with unobservable inputs (Level 3) less any estimated selling costs.

There were no transfers among levels within the fair value hierarchy during the six months ended July 1, 2018.

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

The Company adopted Topic 606 as of January 1, 2018. See Note 3 for additional information.

Certain Tax effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, which allows for an entity to reclassify disproportionate income tax in AOCI caused by the Tax Act to retained earnings.  The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years.  The Company adopted ASU 2018-02 in the first quarter of 2018 by electing to reclassify the income tax effects from AOCI to retained earnings.  The impact of the adoption was not material to our condensed consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital leases (financing) with lease terms greater than twelve months.  The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, leases will continue to be classified as operating or capital (financing) with lease expense in both cases calculated substantially the same as under the prior leasing guidance. In July 2018, the FASB issued the following amendments to clarify the implementation guidance: ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.”  The amendment allows for a modified retrospective adoption approach and new required lease disclosures for all leases existing or entered into after either the beginning of the year of adoption or the earliest comparative period in the consolidated financial statements.  ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet determined the full impact of the adoption on its consolidated financial statements but expects the adoption will result in a significant increase in the non-current assets and liabilities reported on our Consolidated Balance Sheet.

Goodwill

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other,” (“ASU 2017-04”), which simplifies the accounting for goodwill.  ASU 2017-04 eliminates the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation.  The goodwill impairment is the difference between the carrying value and fair value, not to exceed the carrying amount.  ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019.  The Company is currently evaluating this standard and its potential impact on our consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified in the Condensed Consolidated Statements of Income.  See Note 11 for additional information.

3.  Adoption of ASU 2014-09, “Revenue from Contracts with Customers”

The Company adopted Topic 606 using the modified retrospective transition method effective January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented in accordance with Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605, Revenue Recognition.

The cumulative effect adjustment of $21.5 million was recorded as a reduction to retained earnings as of January 1, 2018 to reflect the impact of adopting Topic 606.   The impact of applying Topic 606 for the three and six months ended July

1, 2018, was an increase in revenues of $1.8 million and $4.3 million respectively and a decrease in pre-tax income of $1.4 million and $1.9 million, respectively.

The adoption of Topic 606 did not impact the recognition and reporting of our three largest sources of revenue: sales from Company-owned restaurants, commissary sales, or continuing royalties or other revenues from franchisees that are based on a percentage of the franchise sales.  The items impacted by the adoption include the presentation and amount of our loyalty program costs, the timing of franchise and development fees revenue recognition, and the presentation of various domestic and international advertising funds as further described below.

Cumulative adjustment from adoption

As noted above, an after-tax reduction of $21.5 million was recorded to retained earnings in the first quarter of 2018 to reflect the cumulative impact of adopting Topic 606. This is comprised of $10.8 million related to franchise fees, $8.0 million related to the customer loyalty program and $2.7 million related to marketing funds.

The following chart presents the specific line items impacted by the cumulative adjustment.

			Adjusted
	As Reported		Balance Sheet
	December 31,	Total	at January 1,
(In thousands, except per share amounts)	2017	Adjustments	2018

Assets
Current assets:
Cash and cash equivalents	$22,345	$4,279	$26,624
Accounts receivable, net	64,644	493	65,137
Notes receivable, net	4,333	—	4,333
Income tax receivable	3,903	—	3,903
Inventories	30,620	—	30,620
Prepaid expenses	28,522	(4,959)	23,563
Other current assets	9,494	—	9,494
Assets held for sale	6,133	—	6,133
Total current assets	169,994	(187)	169,807
Property and equipment, net	234,331	—	234,331
Notes receivable, less current portion, net	15,568	—	15,568
Goodwill	86,892	—	86,892
Deferred income taxes, net	585	—	585
Other assets	48,183	(907)	47,276
Total assets	$555,553	$(1,094)	$554,459

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$32,006	$(2,161)	$29,845
Income and other taxes payable	10,561	—	10,561
Accrued expenses and other current liabilities	70,293	15,860	86,153
Deferred revenue current	—	2,400	2,400
Current portion of long-term debt	20,000	—	20,000
Total current liabilities	132,860	16,099	148,959
Deferred revenue	2,652	10,798	13,450
Long-term debt, less current portion, net	446,565	—	446,565
Deferred income taxes, net	12,546	(6,464)	6,082
Other long-term liabilities	60,146	—	60,146
Total liabilities	654,769	20,433	675,202

Redeemable noncontrolling interests	6,738	—	6,738

Stockholders’ equity (deficit):
Preferred stock ($0.01 par value per share; no shares issued)	—	—	—
Common stock ($0.01 par value per share; issued 44,221 at December 31, 2017	442	—	442
Additional paid-in capital	184,785	—	184,785
Accumulated other comprehensive loss	(2,117)	—	(2,117)
Retained earnings	292,251	(21,527)	270,724
Treasury stock (10,290 shares at December 31, 2017, at cost)	(597,072)	—	(597,072)
Total stockholders’ (deficit), net of noncontrolling interests	(121,711)	(21,527)	(143,238)
Noncontrolling interests in subsidiaries	15,757	—	15,757
Total stockholders’ (deficit)	(105,954)	(21,527)	(127,481)
Total liabilities, redeemable noncontrolling interests and stockholders’ (deficit)	$555,553	$(1,094)	$554,459

The impact of adoption for the second quarter of 2018 is as follows:

	As Reported		Balance Sheet
	July 1,	Total	Without Adoption
(In thousands, except per share amounts)	2018	Adjustments	of Topic 606

Assets
Current assets:
Cash and cash equivalents	$25,719	$(3,130)	$22,589
Accounts receivable, net	62,973	(359)	62,614
Notes receivable, net	5,180	—	5,180
Income tax receivable	—	—	—
Inventories	27,109	—	27,109
Prepaid expenses	26,729	4,827	31,556
Other current assets	7,223	—	7,223
Assets held for sale	2,786	—	2,786
Total current assets	157,719	1,338	159,057
Property and equipment, net	227,722	—	227,722
Notes receivable, less current portion, net	15,648	—	15,648
Goodwill	85,064	—	85,064
Deferred income taxes, net	709	—	709
Other assets	71,309	907	72,216
Total assets	$558,171	$2,245	$560,416

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$33,307	$1,493	$34,800
Income and other taxes payable	8,904	—	8,904
Accrued expenses and other current liabilities	81,197	(15,457)	65,740
Deferred revenue current	2,426	(2,426)	—
Current portion of long-term debt	20,000	—	20,000
Total current liabilities	145,834	(16,390)	129,444
Deferred revenue	15,329	(11,157)	4,172
Long-term debt, less current portion, net	556,387	—	556,387
Deferred income taxes, net	5,140	6,682	11,822
Other long-term liabilities	78,515	—	78,515
Total liabilities	801,205	(20,865)	780,340

Redeemable noncontrolling interests	7,356	—	7,356

Stockholders’ equity (deficit):
Preferred stock ($0.01 par value per share; no shares issued)	—	—	—
Common stock ($0.01 par value per share; issued 44,280 at July 1, 2018)	443	—	443
Additional paid-in capital	188,026	—	188,026
Accumulated other comprehensive income (loss)	2,240	—	2,240
Retained earnings	285,460	23,091	308,551
Treasury stock (12,733 shares at July 1, 2018, at cost)	(742,695)	—	(742,695)
Total stockholders’ (deficit), net of noncontrolling interests	(266,526)	23,091	(243,435)
Noncontrolling interests in subsidiaries	16,136	19	16,155
Total stockholders’ (deficit)	(250,390)	23,110	(227,280)
Total liabilities, redeemable noncontrolling interests and stockholders’ (deficit)	$558,171	$2,245	$560,416

	As Reported
	Three Months Ended		Income Statement
	July 1,	Total	Without Adoption of
(In thousands, except per share amounts)	2018	Adjustments	Topic 606
Revenues:
Domestic Company-owned restaurant sales	$181,379	$812	$182,191
North America franchise royalties and fees	23,912	82	23,994
North America commissary	153,455	—	153,455
International	29,069	175	29,244
Other revenues	20,144	(2,883)	17,261
Total revenues	407,959	(1,814)	406,145
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	147,781	(272)	147,509
North America commissary	143,300	—	143,300
International expenses	18,248	—	18,248
Other expenses	20,698	(2,951)	17,747
General and administrative expenses	38,712	34	38,746
Depreciation and amortization	11,731	—	11,731
Total costs and expenses	380,470	(3,189)	377,281
Refranchising loss, net	(2,122)	—	(2,122)
Operating income	25,367	1,375	26,742
Net Interest expense	(5,662)	—	(5,662)
Income before income taxes	19,705	1,375	21,080
Income tax expense	7,040	306	7,346
Net income before attribution to noncontrolling interests	12,665	1,069	13,734
Income attributable to noncontrolling interests	(874)	—	(874)
Net income attributable to the Company	$11,791	$1,069	$12,860

Calculation of income for earnings per share:
Net income attributable to the Company	$11,791	$1,069	$12,860
Net income attributable to participating securities	(72)	—	(72)
Net income attributable to common shareholders	$11,719	$1,069	$12,788

Basic earnings per common share	$0.37	$0.03	$0.40
Diluted earnings per common share	$0.36	$0.03	$0.40

Basic weighted average common shares outstanding	31,941	31,941	31,941
Diluted weighted average common shares outstanding	32,175	32,175	32,175

	As Reported
	Six Months Ended		Income Statement
	July 1,	Total	Without Adoption of
(In thousands, except per share amounts)	2018	Adjustments	Topic 606
Revenues:
Domestic Company-owned restaurant sales	$371,621	$1,076	$372,697
North America franchise royalties and fees	48,718	120	48,838
North America commissary	315,168	—	315,168
International	59,183	324	59,507
Other revenues	40,638	(5,770)	34,868
Total revenues	835,328	(4,250)	831,078
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	305,100	(338)	304,762
North America commissary	294,981	—	294,981
International expenses	37,278	—	37,278
Other expenses	41,656	(6,310)	35,346
General and administrative expenses	78,441	538	78,979
Depreciation and amortization	23,270	—	23,270
Total costs and expenses	780,726	(6,110)	774,616
Refranchising loss, net	(1,918)	—	(1,918)
Operating income	52,684	1,860	54,544
Net Interest expense	(10,617)	—	(10,617)
Income before income taxes	42,067	1,860	43,927
Income tax expense	12,022	418	12,440
Net income before attribution to noncontrolling interests	30,045	1,442	31,487
Income attributable to noncontrolling interests	(1,517)	—	(1,517)
Net income attributable to the Company	$28,528	$1,442	$29,970

Calculation of income for earnings per share:
Net income attributable to the Company	$28,528	$1,442	$29,970
Net income attributable to participating securities	(147)	—	(147)
Net income attributable to common shareholders	$28,381	$1,442	$29,823

Basic earnings per common share	$0.87	$0.04	$0.91
Diluted earnings per common share	$0.86	$0.04	$0.91

Basic weighted average common shares outstanding	32,610	32,610	32,610
Diluted weighted average common shares outstanding	32,860	32,860	32,860

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise Fees	$2,426	$2,179	$1,948	$1,732	$1,503	$3,795	$13,583

An additional $4.2 million of area development fees related to unopened stores and unearned royalties are included in deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisee’s revenues.

As of July 1, 2018, the amount allocated to the Papa Rewards loyalty program is $15.8 million and is reflected in the Condensed Consolidated Balance Sheet as part of the contract liability included in accrued expenses and other current liabilities.  This will be recognized as revenue as the points are redeemed, which is expected to occur within the next year.

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

	Reportable Segments
	Three Months Ended July 1, 2018
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$181,379	$-	$-	$2,783	$-	$184,162
Commissary sales	-	204,947	-	17,299	-	222,246
Franchise royalties and fees	-	-	24,928	8,987	-	33,915
Other revenues	-	-	-	5,656	22,139	27,795
Eliminations	-	(51,492)	(1,016)	(73)	(7,578)	(60,159)
Total	$181,379	$153,455	$23,912	$34,652	$14,561	$407,959

	Reportable Segments
	Six Months Ended July 1, 2018
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$371,621	$-	$-	$6,237	$-	$377,858
Commissary sales	-	422,534	-	34,978	-	457,512
Franchise royalties and fees	-	-	50,753	17,969	-	68,722
Other revenues	-	-	-	11,143	45,289	56,432
Eliminations	-	(107,366)	(2,035)	(143)	(15,652)	(125,196)
Total	$371,621	$315,168	$48,718	$70,184	$29,637	$835,328

The revenue summarized above is described in Note 2 under the heading “Significant Accounting Policies – Revenue Recognition.”

Contract Balances

The contract liabilities primarily relate to franchise fees which we classify as “Deferred revenue” and customer loyalty program obligations which are classified with “Accrued expenses and other current liabilities.” During the three and six months ended July 1, 2018, the Company recognized $3.1 million and $7.0 million in revenue, respectively, related to deferred revenue and customer loyalty program.

The contract liability balances are included in the following (in thousands):

	July 1, 2018	January 1, 2018	Change
Deferred revenue	$17,755	$15,850	$1,905
Customer loyalty program	15,800	14,724	1,076
Total contract liabilities	$33,555	$30,574	$2,981

5.    Stockholders’ Equity / (Deficit)

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock and 100.0 million shares of common stock. The Company’s outstanding shares of common stock, net of repurchased common stock, were 31.5 million shares at July 1, 2018 and 33.9 million shares at December 31, 2017. There were no shares of preferred stock issued or outstanding at July 1, 2018 and December 31, 2017.

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 27, 2019. Funding for the share repurchase program has been provided through our credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

On March 1, 2018, the Company announced a $100 million accelerated share repurchase agreement (“ASR Agreement”) with Bank of America, N.A. (“BofAML”).  Pursuant to the terms of the ASR Agreement, we paid BofAML $100.0 million in cash, and on March 6, 2018, we received an initial delivery of approximately 1.3 million shares of common stock for approximately $78.0 million.  The remaining $22.0 million of the ASR Agreement was completed May 14, 2018 delivering approximately 400,000 additional shares.  Under the competed ASR Agreement, approximately 1.7 million shares were repurchased for $100.0 million.

Cash Dividend

The Company paid dividends of approximately $14.8 million ($0.45 per common share) during the six months of 2018.  Subsequent to the second quarter on August 1, 2018, our Board of Directors declared a third quarter dividend of $0.225 per common share (approximately $7.2 million based on current shareholders of record). The dividend will be paid on August 24, 2018 to shareholders of record as of the close of business on August 13, 2018.

Stockholder Rights Plan

On July 22, 2018, the Board of Directors of the Company approved the adoption of a limited duration stockholder rights plan (the “Rights Plan”) with an expiration date of July 22, 2019 and an ownership trigger threshold of 15% (with a threshold of 31% applied to John H. Schnatter, together with his affiliates and family members).  In connection with the Rights Plan, the Board of Directors authorized and declared a dividend to stockholders of record at the close of business on August 2, 2018 of one preferred share purchase right (a “Right”) for each outstanding share of Papa John’s common stock.  Upon certain triggering events, each Right would entitle the holder to purchase from the Company one one-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share of the Company (“Preferred Stock”) at an exercise price of $250.00 (the “Exercise Price”) per one one-thousandth of a share of Preferred Stock. In addition, if a person or group acquires beneficial ownership of 15% or more of the

Company’s common stock (or in the case of Mr. Schnatter, 31% or more) without prior board approval, each holder of a Right (other than the acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Exercise Price and in accordance with the terms of the Rights Plan, a number of shares of the Company’s common stock having a market value of twice the Exercise Price.  The complete terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of July 22, 2018, between the Company and Computershare Trust Company, N.A., as rights agent. The Rights expire on July 22, 2019 or upon an earlier redemption or exchange as provided in the Rights Agreement.

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

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2018	2017	2018	2017

Basic earnings per common share:
Net income attributable to the Company	$11,791	$23,538	$28,528	$51,966
Change in noncontrolling interest redemption value	—	662	—	1,182
Net income attributable to participating securities	(72)	(99)	(147)	(216)
Net income attributable to common shareholders	$11,719	$24,101	$28,381	$52,932

Weighted average common shares outstanding	31,941	36,732	32,610	36,771
Basic earnings per common share	$0.37	$0.66	$0.87	$1.44

Diluted earnings per common share:
Net income attributable to common shareholders	$11,719	$24,101	$28,381	$52,932

Weighted average common shares outstanding	31,941	36,732	32,610	36,771
Dilutive effect of outstanding equity awards (a)	234	485	250	512
Diluted weighted average common shares outstanding	32,175	37,217	32,860	37,283
Diluted earnings per common share	$0.36	$0.65	$0.86	$1.42

(a) Excludes 1,257 and 1,143 awards for the three and sixth months ended July 1, 2018, respectively, and 325 and 215 awards for the three and six months ended June 25, 2017, respectively, as the effect of including such awards would have been antidilutive.

7.Divestitures

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

In connection with the divestiture, we wrote off $700,000 of goodwill.  This goodwill was allocated based on the relative fair value of the sales proceeds versus the total fair value of the Company-owned restaurants’ reporting unit.

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of the Denver market, we are contingently liable for payment of the 31 leases. These leases have varying terms, the latest of which expires in 2024. As of July 1, 2018, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $3.6 million. The fair value of the guarantee is not material.

On June 15, 2018, the Company refranchised 34 Company-owned restaurants and a quality control center located in Beijing and Tianjin, China.  The assets and liabilities associated with the China operations were previously classified as Held for Sale in the Condensed Consolidated Balance Sheet as of December 31, 2017.  We recorded a pre-tax loss of approximately $1.9 million associated with the sale of the restaurants and reversed $1.3 million of accumulated other comprehensive income related to foreign currency translation as part of the disposal. The $1.9 million pre-tax loss is recorded in refranchising losses, net on the Condensed Consolidated Statements of Income.  In addition, we also had $2.4 million of additional tax expense associated with the China refranchise.  This additional tax expense is primarily attributable to the required recapture of operating losses previously taken by the Company.

Subsequent to the second quarter on July 2, 2018, the Company completed the refranchising of 31 stores owned through a joint venture in the Minneapolis, Minnesota market for $3.75 million. The Company holds a 70% ownership share in the stores being refranchised. We do not expect the divestiture to result in a significant refranchising gain or loss.  The following summarizes the assets that are held for sale (in thousands) as of July 1, 2018 related to the Minneapolis, Minnesota market:

Property and equipment	$1,936
Goodwill	678
Inventory	153
Other	19
Assets held for sale	$2,786

8.Debt

Long-term debt, net consists of the following (in thousands):

	July 1,	December 31,
	2018	2017
Outstanding debt	$579,400	$470,000
Unamortized debt issuance costs	(3,013)	(3,435)
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion, net	$556,387	$446,565

Our outstanding debt of $579.4 million at July 1, 2018 represented amounts outstanding under our credit agreement executed in August 2017.  Our credit agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility” and together with the Revolving Facility, the “Facilities”).  Additionally, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to certain conditions.  Our outstanding debt as of July 1, 2018 under the Facilities of $579.4 million was composed of $385.0 million outstanding under the Term Loan Facility and $194.4 million outstanding under the Revolving Facility. Including outstanding letters of credit, the remaining availability under the Facilities was approximately $371.8 million as of July 1, 2018. In connection with our credit agreement, the Company capitalized $3.2 million of debt issuance costs, which are being amortized into interest expense, over the term of the Facilities.

Loans under the Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 75 to 200 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 0 to 100 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  An unused commitment fee at a rate ranging from 15 to 30 basis points per annum, determined according to the Leverage Ratio, applies to the unutilized commitments under the Revolving Facility.  Loans outstanding under the credit agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The Facilities mature on August 30, 2022.  Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million which began in the fourth quarter of 2017.  The obligations under the credit agreement are guaranteed by certain direct and indirect material subsidiaries of the Company.

The credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charges and leverage ratios. At July 1, 2018, we were in compliance with these financial covenants.

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

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Facilities. As of July 1, 2018, we have the following interest rate swap agreements:

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

The gain or loss on the swaps is recognized in other comprehensive income/(loss) and reclassified into earnings as adjustments to interest expense in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	July 1,	December 31,
Balance Sheet Location	2018	2017

Other current and long-term assets	$10,203	$651

There were no derivatives that were not designated as hedging instruments.

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

		Location of Gain	Amount of Gain
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	Total Interest Expense
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	on Consolidated
Hedging	in AOCI/AOCL	AOCI/AOCL into	AOCI/AOCL into	Statements of
Relationships	on Derivative	Income	Income	Income

Interest rate swaps for the three months ended:
July 1, 2018	$2,207	Interest expense	$(89)	$(5,911)
June 25, 2017	$(1,170)	Interest expense	$(126)	$(1,894)
Interest rate swaps for the six months ended:
July 1, 2018	$7,380	Interest expense	$(197)	$(11,131)
June 25, 2017	$(1,465)	Interest expense	$(324)	$(3,840)

The weighted average interest rates on our debt, including the impact of the interest rate swap agreements, were 3.6% for the three and six months ended July 1, 2018, compared to 2.3% for the corresponding prior year periods. Interest paid, including payments made or received under the swaps, was $5.8 million and $2.1 million for the three months ended July 1, 2018 and June 25, 2017, respectively, and $10.7 million and $3.9 million for the six months ended July 1, 2018 and June 25, 2017, respectively. As of July 1, 2018, the portion of the aggregate $10.2 million interest rate swap asset that would be reclassified into earnings during the next twelve months as interest income approximates $2.4 million.

9.Commitments and Contingencies

Litigation

The Company is involved in a number of lawsuits, claims, investigations and proceedings consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with ASC 450, “Contingencies” the Company makes accruals and or disclosures, with respect to these matters, where appropriate.

Ameranth, Inc. vs Papa John’s International, Inc. In August 2011, Ameranth, Inc. (“Ameranth”) filed various patent infringement actions against a number of defendants, including the Company, in the U.S. District Court for the Southern District of California (the “California Court”), which were consolidated by the California Court in October 2012 (the “Consolidated Case”). The Consolidated Case was stayed until January 2018 when Ameranth decided to proceed on only one patent, after the Company received a favorable decision by the Patent and Trademark Office on certain other patents.  A Markman hearing was held in December 2017, which did not dispose of Ameranth’s claims, and the California Court set a jury trial date of November 13, 2018 for the claims against the Company. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims. The Company has not recorded a liability related to this lawsuit as of July 1, 2018, as it does not believe a loss is probable or reasonably estimable.

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York (“the New York Court”), alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act ("FLSA"). In July 2018, the New York Court granted a motion to certify a conditional corporate collective class.  The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action.  The Company has not recorded any liability related to this lawsuit as of July 1, 2018 as it does not believe a loss is probable or reasonably estimable.

Other Matters

Subsequent to the end of the second quarter, the Company has experienced negative publicity and consumer sentiment as a result of statements and actions by the Company’s founder and former spokesperson, John H. Schnatter.  Mr. Schnatter resigned as Chairman of the Board on July 11, 2018 and a Special Committee of the Board of Directors consisting of all of the independent directors was formed on July 15, 2018 to evaluate and take action with respect to all of the Company’s relationships and arrangements with Mr. Schnatter. Following its formation, the Special Committee terminated Mr. Schnatter’s Founder Agreement, which defined his role in the Company, among other things, as advertising and brand spokesperson for the Company. The Special Committee is also overseeing the previously announced external audit and investigation of all the Company’s existing processes, policies and systems related to diversity and inclusion, supplier and vendor engagement and Papa John’s culture.

On July 17, 2018, the Company announced that the Special Committee appointed Akin Gump Strauss Hauer & Feld LLP to oversee the cultural audit and investigation.  This audit and investigation is ongoing.  In addition, on July 27, 2018, the Company announced that the Board’s Lead Independent Director, Olivia F. Kirtley, had been unanimously appointed by the Board of Directors to serve as Chairman of the Company’s Board of Directors.

The Company experienced, and expects to continue to experience, a decline in sales resulting from the aforementioned negative consumer sentiment.  While we are still in the process of gathering and estimating future costs, the Company currently expects to incur costs as a result of the recent events that include, but are not limited to, the following:

•	re-imaging costs at nearly all domestic and international restaurants,
•	costs to accelerate our replacement of certain branded assets and related marketing efforts,
•	financial assistance to domestic franchisees, such as short-term royalty reductions, in an effort to mitigate closings,
•

additional costs for branding initiatives, including but not limited to, launching a new advertising and marketing campaign and promotional activities to mitigate negative consumer sentiment and negative sales trend,

•

costs associated with a third-party audit of the culture at Papa John’s commissioned by the Special Committee as well as costs associated with implementing new policies and procedures to address any findings as a result of the audit, and

•	additional legal and advisory costs, including costs associated with the activities of the Special Committee.

The Company expects these costs to be material.

On July 26, 2018, John H. Schnatter filed a complaint in the Court of Chancery of the State of Delaware seeking to inspect certain books and records of the Company.  While the Company believes that the request for inspection is not for a proper purpose under Delaware law and includes certain categories of documents relating to the Special Committee to which Mr. Schnatter is not entitled, the Company will comply with any decision of the Court of Chancery of the State of Delaware.

10.Segment Information

We have five reportable segments: domestic Company-owned restaurants, North America commissaries, North America franchising, international operations and “all other” units. The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants in the United States and Canada. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international segment principally consists of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and Mexico and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as our “all other” segment, which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, franchise contributions to marketing funds and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

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

Our segment information is as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(In thousands)	2018	2017	2018	2017
Revenues
Domestic Company-owned restaurants	$181,379	$202,756	$371,621	$409,652
North America commissaries	153,455	160,059	315,168	331,399
North America franchising	23,912	26,588	48,718	54,195
International	34,652	30,230	70,184	58,748
All others	14,561	15,145	29,637	30,050
Total revenues	$407,959	$434,778	$835,328	$884,044

Intersegment revenues:
North America commissaries	$51,492	$59,202	$107,366	$120,938
North America franchising	1,016	751	2,035	1,515
International	73	68	143	131
All others	7,578	4,084	15,652	9,110
Total intersegment revenues	$60,159	$64,105	$125,196	$131,694

Income (loss) before income taxes:
Domestic Company-owned restaurants	$8,304	$15,550	$15,533	$31,037
North America commissaries (1)	8,730	12,088	17,340	24,332
North America franchising	21,380	23,999	43,739	48,874
International	2,278	3,265	5,815	7,609
All others (1) (2)	(1,728)	905	(2,638)	1,365
Unallocated corporate expenses (1) (2)	(19,324)	(19,086)	(37,454)	(35,467)
Elimination of intersegment (profits) losses	65	(1,263)	(268)	(421)
Total income before income taxes	$19,705	$35,458	$42,067	$77,329

Property and equipment:
Domestic Company-owned restaurants	$229,887
North America commissaries	138,452
International	17,064
All others	65,245
Unallocated corporate assets	195,279
Accumulated depreciation and amortization	(418,205)
Net property and equipment	$227,722

(1)

The Company refined its overhead allocation process in 2018 resulting in transfers of expenses from Unallocated corporate expenses of $3.4 million to other segments, primarily North America commissaries of $1.9 million and All others of $900,000 for the three months ended July 1, 2018. The six months ended July 1, 2018 included transfers of expenses from Unallocated and corporate expenses of $7.2 million to other segments, primarily North America commissaries of $4.2 million and All others of $1.8 million. These allocations were eliminated in consolidation.

(2)	Certain prior year amounts have been reclassified to conform to current year presentation.

Note 11.     Reclassifications of Prior Year Balances

As shown in the table below we have reclassified certain prior year amounts within the Condensed Consolidated Statements of Income for the three and six months ended June 25, 2017 in order to conform with current year presentation. These reclassifications had no effect on previously reported total consolidated revenues, total costs and expenses and net income.

Papa John's International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Summary of Income Statement Presentation Reclassifications

	Three Months Ended June 25, 2017
(In thousands, except per share amounts)	As reported	Reclassifications	Adjusted
Revenues:
North America commissary and other sales (1)	175,204	(15,145)	160,059
International (2)	30,230	(2,985)	27,245
Other revenues (1) (2)	-	18,130	18,130

Costs and expenses:
North America commissary and other expenses (1)	162,989	(13,517)	149,472
International expenses (2)	19,482	(2,210)	17,272
Other expenses (1) (2) (3)	-	17,482	17,482
General and administrative expenses (3)	42,003	(1,755)	40,248

	Six Months Ended June 25, 2017
(In thousands, except per share amounts)	As reported	Reclassifications	Adjusted
Revenues:
North America commissary and other sales (1)	361,449	(30,050)	331,399
International (2)	58,748	(5,881)	52,867
Other revenues (1) (2)	-	35,931	35,931

Costs and expenses:
North America commissary and other expenses (1)	336,701	(27,272)	309,429
International expenses (2)	37,472	(4,409)	33,063
Other expenses (1) (2) (3)	-	35,029	35,029
General and administrative expenses (3)	80,010	(3,348)	76,662

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of July 1, 2018, there were 5,247 Papa John’s restaurants (678 Company-owned and 4,569 franchised) operating in all 50 states and 46 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, and information systems and related services used in their operations.

Recent Developments and Trends

Background on the Recent Negative Publicity

We have recently experienced negative publicity and consumer sentiment as a result of statements and actions by the Company’s founder and former spokesperson John H. Schnatter, which have materially and negatively impacted our sales.  The Company believes that the negative response to Mr. Schnatter’s recent statements and actions has been intensified due to Mr. Schnatter’s previous controversial statements and actions, including his statements in the fourth quarter of 2017 regarding his opinion that the National Football League (“NFL”) mishandled player protests during the national anthem. The Company is working to address these issues through its appointment of the Special Committee (as described below) together with various brand initiatives, including but not limited to, a new advertising and marketing campaign.

Mr. Schnatter resigned as Chairman of the Board on July 11, 2018 and a Special Committee of the Board of Directors consisting of all of the independent directors (the “Special Committee”) was formed on July 15, 2018 to evaluate and take action with respect to all of the Company’s relationships and arrangements with Mr. Schnatter.  Following its formation, the Special Committee terminated Mr. Schnatter’s Founder Agreement, which defined his role in the Company, among other things, as advertising and brand spokesperson for the Company. The Special Committee is also overseeing the previously announced external audit and investigation of all the Company’s existing processes, policies and systems related to diversity and inclusion, supplier and vendor engagement and Papa John’s culture.  On July 17, 2018, the Company announced that the Special Committee appointed Akin Gump Strauss Hauer & Feld LLP to oversee the cultural audit and investigation. This audit and investigation is ongoing.  In addition, on July 27, 2018, the Company announced that the Board’s Lead Independent Director, Olivia F. Kirtley, had been unanimously appointed by the Board of Directors to serve as Chairman of the Company’s Board of Directors. The Company is working to ensure that its corporate values of equity, diversity and inclusion are upheld throughout the organization and to address the challenges created by Mr. Schnatter’s words and actions.

Comparable Sales Trends.  In addition to the above actions, the Company is implementing various brand initiatives, including but not limited to, a new advertising and marketing campaign.  Still, the recent negative publicity caused by Mr. Schnatter’s statements and actions has impacted the Company’s brand and July sales in North America.  Our North America comparable sales for the July period decreased approximately 10.5%.  At this time, the Company cannot predict how long and the extent to which the negative customer sentiment will continue to impact future sales.

Future Costs.  The Company also expects to incur significant costs as a result of the recent events that include, but are not limited to, the following:

•	re-imaging costs at nearly all domestic and international restaurants,
•	costs to accelerate our replacement of certain branded assets and related marketing efforts,
•	financial assistance to domestic franchisees, such as short-term royalty reductions, in an effort to mitigate closings,
•

additional costs for branding initiatives, including but not limited to, launching a new advertising and marketing campaign and promotional activities to mitigate negative consumer sentiment and negative sales trends,

•

costs associated with a third-party audit of the culture at Papa John’s commissioned by the Special Committee as well as costs associated with implementing new policies and procedures to address any findings as a result of the audit, and

•	additional legal and advisory costs, including costs associated with the activities of the Special Committee.

The Company is still gathering information regarding these costs but has developed a preliminary range of $30 million to $50 million for the remainder of 2018.

Presentation of Financial Results

The results of operations for the three and six months ended July 1, 2018 are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas and make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact our operating results. See “Notes 1, 2 and 3” of “Notes to Condensed Consolidated Financial Statements” for a discussion of the basis of presentation and the significant accounting policies.

Restaurant Progression

	Three Months Ended		Six Months Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017

North America Company-owned:
Beginning of period	679	705	708	702
Opened	1	—	5	2
Closed	(2)	—	(4)	—
Acquired from franchisees	—	—	—	1
Sold to franchisees	—	—	(31)	—
End of period	678	705	678	705
International Company-owned:
Beginning of period	34	41	35	42
Closed	—	(2)	(1)	(3)
Sold to franchisees	(34)	—	(34)
End of period	—	39	—	39
North America franchised:
Beginning of period	2,745	2,723	2,733	2,739
Opened	26	28	44	43
Closed	(42)	(28)	(79)	(58)
Acquired form Company	—	—	31	—
Sold to Company	—	—	—	(1)
End of period	2,729	2,723	2,729	2,723
International franchised:
Beginning of period	1,754	1,613	1,723	1,614
Opened	61	49	114	87
Closed	(9)	(41)	(31)	(80)
Acquired from Company	34	—	34
End of period	1,840	1,621	1,840	1,621
Total restaurants - end of period	5,247	5,088	5,247	5,088

Item Impacting Comparability; Non-GAAP Measures

The following table reconciles our GAAP financial results to the adjusted (non-GAAP) financial results, excluding the Special items detailed below.  We present these non-GAAP measures because we believe the Special items impact the comparability of our results of operations.  For additional information about the Special items, see “Note 7” of “Notes to Condensed Consolidated Financial Statements.”

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(In thousands, except per share amounts)	2018	2017	2018	2017
GAAP Income before income taxes	$19,705	$35,458	$42,067	$77,329
Special items:
Refranchising losses, net	2,122	—	1,918	—
Adjusted income before income taxes	$21,827	$35,458	$43,985	$77,329

GAAP Net income	$11,791	$23,538	$28,528	$51,966
Special items:
Refranchising losses, net (1)	1,647	—	1,488	—
Tax impact of China refranchising	2,435	—	2,435	—
Adjusted net income	$15,873	$23,538	$32,451	$51,966

GAAP Diluted earnings per share	$0.36	$0.65	$0.86	$1.42
Special items:
Refranchising losses, net	0.05	—	0.05	—
Tax impact of China refranchising	0.08	—	0.07	—
Adjusted diluted earnings per share	$0.49	$0.65	$0.98	$1.42
(1)	Tax effect was calculated using the Company’s marginal rate of 22.4%.

On June 15, 2018, we refranchised our China operations including our 34 Company-owned restaurants and the quality control center. The refranchising losses, net of tax, of $1.6 million for the second quarter of 2018 and $1.5 million for the six months ended July 1, 2018 primarily occurred due to the China refranchise. We also had $2.4 million of additional tax expense associated with the China refranchise. This additional tax expense is primarily attributable to the required recapture of operating losses previously taken by the Company.  See “Results of Operations” for further analysis regarding the impact of the Special items.

The non-GAAP adjusted results shown above should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting the financial information excluding these Special items is important for purposes of comparison to prior year results. In addition, management uses these metrics to evaluate the Company’s underlying operating performance, to analyze trends, and to determine compensation.

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

The cumulative effect adjustment of $21.5 million was recorded as a reduction to retained earnings as of January 1, 2018 to reflect the impact of adopting Topic 606. The impact of applying Topic 606 for the three and six months ended July 1, 2018 included the following (dollars in thousands, except for per share amounts):

	Three Months	Six Months
	Ended	Ended
	July 1, 2018	July 1, 2018
Total revenue impact (a)	$1,814	$ $ 4,250
Pre-tax income impact (b)	(1,375)	(1,860)
Diluted EPS	(0.03)	(0.04)

(a)

The increase in total revenues of $1.8 million and $4.3 million for the three and six months ended July 1, 2018 is primarily due to the requirement to present revenues and expenses related to marketing funds we control on a “gross” basis. This increase was partially offset by lower Company-owned restaurant revenues attributable to the revised method of accounting for the loyalty program. The marketing fund gross up is reported in the new financial statement line items, Other revenues and Other expenses, as discussed further below.

(b)

The $1.4 million and $1.9 million decreases in pre-tax income for the three and six months ended July 1, 2018 are primarily due to the revised method of accounting for the loyalty program, marketing fund co-ops we control and franchise fees.

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

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales decreased $21.4 million, or 10.5%, and $38.0 million, or 9.3%, for the three and six months ended July 2018, respectively.  These decreases were primarily due to reductions of 7.2% and 6.7% in comparable sales and reductions of 3.6% and 2.4% in equivalent units for the three and six months ended July 1, 2018, respectively, driven by the refranchising of the Denver market in the first quarter of 2018.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise royalties and fees decreased $2.7 million, or 10.1%, and $5.5 million, or 10.1%, for the three and six months ended July 1, 2018, respectively, primarily due to comparable sales decreases of 5.7% and 5.3% for the three and six months ended July 1, 2018, respectively, and an increase in franchise royalty waivers.  North America franchise restaurant sales decreased 4.6% to $539.7 million and 4.8% to $1.1 billion for the three and six months ended July 1, 2018, respectively.  North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary sales decreased $6.6 million, or 4.1%, and $16.2 million, or 4.9%, for the three and six months ended July 1, 2018, respectively.  The decreases were primarily due to lower sales volumes attributable to lower restaurant sales, partially offset by higher commodity pricing.

International revenues increased $1.8 million, or 6.7%, and $6.3 million, or 11.9%, for the three and six months ended July 1, 2018, respectively.  These increases were primarily due to an increase in equivalent units and the favorable impact of foreign exchange rates for the three and six months ended July 1, 2018. The favorable impacts of foreign currency exchange rates were approximately $1.2 million and $4.0 million for the three and six months ended July 1, 2018 which was primarily attributable to foreign exchange rates in the United Kingdom (“UK”).

International franchise restaurant sales increased 12.7% to $207.0 million and 12.4% to $415.5 million in the three and six months ended July 1, 2018, respectively, excluding the impact of foreign currency.  The increases for the three and six-month periods were primarily due to an increase in equivalent units. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues increased $2.0 million, or 11.1%, and $4.7 million, or 13.1%, for the three and six months ended July 1, 2018, respectively.  The increases were primarily due to the required 2018 reporting of franchise marketing fund revenues and expenses on a gross basis for the various funds we control in accordance with Topic 606 guidelines. These amounts were previously reported on a net basis. As we did not restate the 2017 amounts in accordance with our adoption of Topic 606 guidelines using the modified retrospective approach, comparability between 2018 and 2017 amounts is reduced. See “Note 3” of “Notes to Condensed Consolidated Financial Statements” for more details. This increase was partially offset by lower revenues for Preferred Marketing Solutions, our print and promotions subsidiary.

Costs and expenses.  The operating margin for domestic Company-owned restaurants was 18.5% and 17.9% for the three and six months ended July 1, 2018, respectively, compared to 19.9% and 20.0% in the corresponding 2017 periods, and consisted of the following (dollars in thousands):

	Three months ended				Six months ended
	July 1, 2018		June 25, 2017		July 1, 2018		June 25, 2017

Restaurant sales	$181,379		$202,756		$371,621		$409,652

Cost of sales	39,438	21.7%	46,202	22.8%	82,583	22.2%	93,114	22.7%
Other operating expenses	108,343	59.7%	116,231	57.3%	222,517	59.9%	234,738	57.3%
Total expenses	$147,781	81.5%	$162,433	80.1%	$305,100	82.1%	$327,852	80.0%

Margin	$33,598	18.5%	$40,323	19.9%	$66,521	17.9%	$81,800	20.0%

Domestic Company-owned restaurants margin decreased $6.7 million and $15.3 million in the three and six months ended July 1, 2018, respectively.  The margin decreases for the second quarter and six-month period were primarily attributable to lower comparable sales of 7.2% and increased operating costs including higher commodities and minimum wages as well as increased non-owned automobile costs.  Additionally, the adoption of Topic 606 reduced restaurant operating margin due to the revised method of accounting for the customer loyalty program.

North America commissary margins were 6.6% and 6.4% for the three and six months ended July 1, 2018, respectively, compared to 6.6% for both the three and six months ended June 25, 2017 and consisted of the following (dollars in thousands):

	Three months ended
	July 1, 2018		June 25, 2017
North America commissary sales	$153,455		$160,059
North America commissary expenses	143,300		149,472
Margin	$10,155	6.6%	$10,587	6.6%

	Six months ended
	July 1, 2018		June 25, 2017
North America commissary sales	$315,168		$331,399
North America commissary expenses	294,981		309,429
Margin	$20,187	6.4%	$21,970	6.6%

North America commissary operating margins were consistent as a percentage of sales for the three and six months ended July 1, 2018, compared to the corresponding periods in 2017, but decreased $400,000 and $1.8 million, respectively, primarily due to lower sales volumes.

The international operating margins were 37.2% and 37.0% for the three and six months ended July 1, 2018, compared to 36.6% and 37.5% for the corresponding 2017 periods and consisted of the following (dollars in thousands):

	Three months ended
	July 1, 2018				June 25, 2017
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$8,987	$-	$8,987		$8,195	$-	$8,195
Restaurant, commissary and other	20,082	18,248	1,834	9.1%	19,050	17,272	1,778	9.3%
Total international	$29,069	$18,248	$10,821	37.2%	$27,245	$17,272	$9,973	36.6%

	Six months ended
	July 1, 2018				June 25, 2017
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$17,969	$-	$17,969		$16,131	$-	$16,131
Restaurant, commissary and other	41,214	37,278	3,936	9.6%	36,736	33,063	3,673	10.0%
Total international	$59,183	$37,278	$21,905	37.0%	$52,867	$33,063	$19,804	37.5%

The increase in margin of approximately $800,000 and $2.1 million for the three and six months ended July 1, 2018, respectively, was primarily attributable to higher royalties on increased franchise restaurant sales, primarily due to an increase in equivalent units and higher income from the United Kingdom Quality Control Center.

As previously discussed, other revenues and other expenses are new financial statement line items in 2018. The margin from Other operations decreased $1.2 million and $1.9 million for the three and six months ended July 1, 2018, respectively, primarily due to higher costs related to various technology initiatives and increased advertising spend in the United Kingdom. The Other revenues and expenses consisted of the following for the three and six months ended July 1, 2018 (dollars in thousands):

	Three months ended
	July 1, 2018		June 25, 2017
Other revenues	$20,144		$18,130
Other expenses	20,698		17,482
Margin (loss)	$(554)	-2.8%	$648	3.6%

	Six months ended
	July 1, 2018		June 25, 2017
Other revenues	$40,638		$35,931
Other expenses	41,656		35,029
Margin (loss)	$(1,018)	-2.5%	$902	2.5%

Operating margin is not a measurement defined by GAAP and should not be considered in isolation, or as an alternative to evaluation of the Company’s financial performance. In addition to an evaluation of GAAP consolidated income before income taxes, we believe the presentation of operating margin is beneficial as it represents an additional measure used by the Company to further evaluate operating efficiency and performance of the various business units. Additionally, operating margin discussion may be helpful for comparison within the industry. The operating margin results detailed herein can be calculated by business unit based on the specific revenue and operating expense line items on the face of the Condensed Consolidated Income Statement. Consolidated income before income taxes reported includes general and administrative expenses, depreciation and amortization, refranchising losses and net interest expense that have been excluded from this operating margin calculation.

General and administrative (“G&A”) expenses were $38.7 million, or 9.5%, and $78.4 million, or 9.4% of revenues for the three and six months ended July 1, 2018, respectively, compared to $40.2 million, or 9.3% and $76.7 million, or 8.7% for the corresponding 2017 periods, respectively.  The decrease of $1.5 million was primarily due to lower management incentive and benefit costs as well as a shift in timing of the annual operators’ conference to the third quarter of 2018.  These costs were partially offset by an increase in various technology initiative costs and higher bad debt expense.  The increase of $1.8 million for the six months period was due to an increase in various technology initiatives costs, and higher bad debt expenses and legal fees.

Depreciation and amortization. Depreciation and amortization was $11.7 million, or 2.9% and $23.3 million, or 2.8% of revenues for the three and six months ended July 1, 2018, respectively, compared to $10.7 million, or 2.5% and $21.1 million, or 2.4% of revenues for the corresponding periods in 2017, respectively. These increases are primarily due to additional depreciation on technology related investments and higher depreciation associated with our new Georgia Quality Control Center.

Refranchising losses, net. Refranchising losses of $2.1 million and $1.9 million for the three and six months ended July 1, 2017, respectively, were primarily related to the refranchising of China.  For additional information on the refranchising loss, net, see “Note 7” of “Notes to Condensed Consolidated Financial Statements.”

Interest expense. Interest expense increased approximately $3.9 million and $7.0 million for the three and six months ended July 1, 2018, respectively, primarily due to both an increase in average outstanding debt balance, which is primarily due to share repurchases, as well as higher interest rates.

Income before income taxes. For the reasons discussed above, income before income taxes decreased approximately $15.8 million, or 44.4% for the three months ended July 1, 2018 compared to the same periods in 2017, and decreased approximately $35.3 million, or 45.6% for the six months ended July 1, 2018 as compared to the same period in 2017.

Income tax expense.  The effective income tax rates were 35.7% and 28.6% for the three and six months ended July 1, 2018, respectively, representing an increase of 6.2% and a decrease of 0.5% from the prior year comparable periods.  The increase for the three-month period ending July 1, 2018 was due to the additional income tax from the China refranchising, as previously discussed.  See “Note 7” of “Notes to Condensed Consolidated Financial Statements” for additional information. Excluding the China refranchising impact of 12.4% and 5.8%, the effective income tax rates were 23.4% and 22.8% for the three and six months ended July 1, 2018.

Diluted earnings per share. Diluted earnings per share decreased 44.6% to $0.36 for the second quarter of 2018 and decreased 39.4% to $0.86 for the six months ended July 1, 2018.  Adjusted diluted earnings per share decreased 24.6% to $0.49 for the second quarter of 2018 and 31.0% to $0.98 for the six months ended.

Liquidity and Capital Resources

Debt

Our outstanding debt of $579.4 million at July 1, 2018 represented amounts outstanding under our credit agreement executed in August 2017. The credit agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility” and together with the Revolving Facility, the “Facilities”).  Additionally, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to certain conditions.  Our outstanding debt of $579.4 million as of July 1, 2018 under the Facilities was composed of $385.0 million outstanding under the Term Loan Facility and $194.4 million outstanding under the Revolving Facility. Including outstanding letters of credit, the remaining availability under the Facilities was approximately $371.8 million as of July 1, 2018. In connection with the credit agreement, the Company capitalized $3.2 million of debt issuance costs, which are being amortized into interest expense, over the term of the Facilities.

Loans under the Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 75 to 200 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 0 to 100 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  An unused commitment fee at a rate ranging from 15 to 30 basis points per annum, determined according to the Leverage Ratio, applies to the unutilized commitments under the Revolving Facility.  Loans outstanding under the credit agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Facilities. As of July 1, 2018, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that became effective on April 30, 2018 upon expiration of the two existing swaps for $125 million.  In addition, in 2017 we executed an additional four interest rate swaps for $275 million that became effective on January 30, 2018.

Effective Dates	Floating Rate Debt	Fixed Rates
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%
January 30, 2018 through August 30, 2022	$100 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	2.00%
January 30, 2018 through August 30, 2022	$25 million	1.99%

Our credit agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the credit agreement:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	July 1, 2018
Leverage Ratio	Not to exceed 4.5 to 1.0	3.4 to 1.0

Interest Coverage Ratio	Not less than 2.75 to 1.0	3.4 to 1.0

As stated above, our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters.  Subsequent to the end of the second quarter of 2018, the Leverage Ratio permitted decreased to 4.25 to 1.00 in accordance with the terms of the credit agreement.  The Leverage Ratio permitted by the credit agreement will decrease over time to 3.75 to 1.00.

Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters.

We were in compliance with all financial covenants as of July 1, 2018.  Based on our revised lower financial forecast, we plan to work with the banks within our Credit Facility to evaluate options with the covenants to mitigate the possibility of violating a financial covenant in the future.  If a covenant violation occurs or is expected to occur, we would be required to seek a waiver or amendment from the lenders under the credit agreement.  The failure to obtain a waiver or amendment on a timely basis would result in our inability to borrow additional funds or obtain letters of credit under our credit agreement and allow the lenders under our credit agreement to declare our loan obligations due and payable, require us to cash collateralize outstanding letters of credit or increase our interest rate. If any of the foregoing events occur, we would need to refinance our debt, or renegotiate or restructure, the terms of the credit agreement.

Cash Flows

Cash flow provided by operating activities was $74.2 million in the six months ending July 1, 2018 compared to $77.9 million in the corresponding period in 2017. The decrease of approximately $3.7 million was primarily due to lower net income somewhat offset by favorable changes in working capital items.

Our free cash flow, a non-GAAP financial measure, was as follows in the second quarter of 2018 and 2017 (in thousands):

	Six Months Ended
	July 1,	June 25,
	2018	2017

Net cash provided by operating activities	$74,201	$77,863
Purchases of property and equipment	(21,562)	(30,457)
Free cash flow (a)	$52,639	$47,406

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

Cash flow used in investing activities was $16.9 million in the six months ending July 1, 2018 compared to $29.8 million for the same period in 2017, or a decrease of $12.9 million. The decrease in cash flow used in investing activities was primarily lower capital spend as 2017 included construction costs for our commissary in Georgia, which opened in July of 2017.  We also received $3.7 million in proceeds from the refranchising of our joint venture in Denver, Colorado which was completed in the first quarter of 2018.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings from our credit agreement. In the six months ending July 1, 2018, we had net proceeds of $109.4 million from the issuance of long-term debt and spent $148.4 million on share repurchases.  In the six months ending June 25, 2017, we had net proceeds of $5.2 million from issuance of long-term debt and spent $34.0 million of share repurchases.

On March 1, 2018 the Company announced a $100 million accelerated share repurchase agreement (“ASR Agreement”) with Bank of America, N.A. (“BofAML”).  Pursuant to the terms of the ASR Agreement, we paid BofAML $100 million in cash.  On March 6, 2018, we received an initial delivery of approximately 1.3 million shares of common stock for approximately $78.0 million, or 78% of the total ASR Agreement.  The remaining $22.0 million of the ASR Agreement was completed May 14, 2018, delivering approximately 400,000 additional shares.  Under the completed ASR Agreement, approximately 1.7 million shares were repurchased for $100.0 million.

The Company does not expect to repurchase any more shares in 2018 after the current trading plan expires in early August.

We paid cash dividends of approximately $14.8 million ($0.45 per common share) and $14.7 million ($0.40 per common share) for the six months ended July 1, 2018 and June 25, 2017, respectively. Subsequent to the second quarter on August 1, 2018, our Board of Directors declared a third quarter dividend of $0.225 per common share (approximately $7.2 million based on the number of shares outstanding). The dividend will be paid on August 24, 2018 to shareholders of record as of the close of business on August 13, 2018. The declaration and payment of any future dividends will be at the discretion of our Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by our Board of Directors.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the federal securities laws.  Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, contingent liabilities, resolution of litigation, commodity costs, profit margins, unit growth, unit level performance, capital expenditures, ability of the Company to mitigate negative consumer sentiment through advertising, marketing and promotional activity, corporate governance, shareholder and other stakeholder engagement, strategic decisions and actions, the ongoing cultural audit and investigation, share repurchases, dividends, effective tax rates, the impact of the Tax Cuts and Job Act and the adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

•

negative publicity and consumer sentiment as a result of statements and actions by the Company’s founder and former spokesperson, which may continue to cause sales to decline and/or change consumers’ acceptance of and enthusiasm for our brand;

•

the results of the previously announced external audit and investigation the Special Committee is overseeing regarding the Company’s existing processes, policies and systems related to diversity and inclusion, supplier and vendor engagement and the Company’s culture;

•

costs the Company expects to incur as a result of the recent negative publicity and negative consumer sentiment, including costs related to the audit and investigation, costs associated with the operations of the Special Committee, any costs associated with related litigation, legal fees, and increased costs for branding initiatives and launching a new advertising and marketing campaign and promotions to mitigate negative consumer sentiment and negative sales trends;

•	costs the Company expects to incur relating to franchisee financial assistance to mitigate store closings;

•	the ability of the Company to mitigate the negative consumer sentiment through advertising, marketing and promotional activities;
•	the Company’s ability to regain lost customers;
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

•	the risk that any new advertising or marketing campaign may not be effective in increasing sales;
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

•

increases in insurance claims and related costs for programs funded by the Company up to certain retention limits, including medical, owned and non-owned vehicles, workers’ compensation, general liability and property;

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

•

maintaining compliance with debt covenants under our credit agreement if restaurant sales and operating results continue to decline, and our ability to obtain a waiver or modification to the credit agreement from our lenders if we are unable to maintain compliance;

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

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated by “Part II. Item 1A. – Risk Factors” in this Quarterly Report on Form 10-Q, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our outstanding debt of $579.4 million at July 1, 2018 represented amounts outstanding under our credit agreement executed in August 2017.  Our credit agreement provides for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility” and together with the Revolving Facility, the “Facilities”).  Additionally, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to certain conditions.  Our outstanding debt as of July 1, 2018 under the Facilities of $579.4 million was composed of $385.0 million outstanding under the Term Loan Facility and $194.4 million outstanding under the Revolving Facility. Including outstanding letters of credit, the remaining availability under the Facilities was approximately $371.8 million as of July 1, 2018.

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

As of July 1, 2018, we have the following interest rate swap agreements, including three forward starting swaps executed in 2015 that became effective in April 2018 upon expiration of the two existing swaps for $125 million.  In addition, we executed four additional interest rate swaps for $275 million that became effective on January 30, 2018.

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

The weighted average interest rate on the borrowings under the credit agreement, including the impact of the interest rate swap agreements, was 3.6% as of July 1, 2018. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of July 1, 2018 would increase annual interest expense by $1.8 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and Mexico and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. For each of the periods presented, between 6% and 7% of our revenues were derived from these operations.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact on our International revenues of approximately $1.2 million and $4.0 million for the three and six months ended July 1, 2018 and a $2.5 million and $5.6 million unfavorable impact for the three months and six months ended June 25, 2017.  Foreign currency exchange rate fluctuations had no significant impact on income before income taxes for the three and six months ended July 1, 2018 and June 25, 2017.

The outcome of the June 2016 referendum in the United Kingdom was a vote for the United Kingdom to cease to be a member of the European Union (known as “Brexit”).  This resulted in a lower valuation, on a historical basis, of the British Pound in comparison to the US Dollar. The future impact of Brexit on our franchise operations included in the European Union could also include but may not be limited to additional currency volatility and future trade, tariff, and regulatory changes.  As of July 1, 2018, 29.9% of our total international restaurants are in countries within the European Union.

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

The following table presents the actual average block price for cheese by quarter through the second quarter of 2018 and the projected average block price for cheese by quarter through 2018 (based on the July 31, 2018 Chicago Mercantile Exchange cheese futures market prices):

	2018		2017
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.522		$1.613
Quarter 2	1.607		1.566
Quarter 3	1.573		1.642
Quarter 4	1.682		1.639
Full Year	$1.596	*	$1.615

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in a number of lawsuits, claims, investigations and proceedings consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Financial Accounting Standards Board Accounting Standards Codification 450, “Contingencies”, the Company has

made accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  The legal proceedings described in “Note 9” of “Notes to the Condensed Consolidated Financial Statements” are incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017:

We have recently experienced negative publicity and consumer sentiment as a result of statements and actions by the Company’s founder and former spokesperson John H. Schnatter, which may continue to negatively impact our results of operations.

In July 2018, the Company was the subject of significant negative media reports as a result of certain statements and actions by Mr. Schnatter, who resigned as Chairman of the Board on July 11, 2018.

As a result of the negative publicity and consumer sentiment, the Company experienced, and expects to continue to experience, a decline in sales. The negative consumer sentiment and declining sales compound the adverse financial and operating impacts the Company has been experiencing since Mr. Schnatter’s controversial statements in November 2017. If Mr. Schnatter continues to make statements that harm the Company’s reputation, if the negative publicity and negative consumer sentiment toward the Company continues or worsens, or if we are unable to improve the reputation and perception of our brand, our sales can be directly and negatively impacted as a result.

We will incur costs related to addressing and remediating the impact of recent negative publicity surrounding our brand as a result of John H. Schnatter, which will adversely impact our financial performance.

In connection with the controversy surrounding Mr. Schnatter, a Special Committee of the Board of Directors, consisting of all of the independent directors, was formed to evaluate and take action with respect to all of the Company’s relationships and arrangements with Mr. Schnatter. Following its formation, the Special Committee terminated Mr. Schnatter’s Founder Agreement, which defined his role in the Company, among other things, as advertising and brand spokesperson for the Company. The Special Committee is also overseeing the previously announced external audit and investigation of all the Company’s existing processes, policies and systems related to diversity and inclusion, supplier and vendor engagement and Papa John’s culture.

In connection with these and other actions, the Company also expects to incur significant non-recurring costs, including costs related to branding initiatives, marketing and advertising expenses and increased professional fees. In addition, the Company expects to materially increase its franchisee financial assistance in an effort to mitigate store closings.  These costs and any additional costs we may be required to incur are expected to adversely affect our profitability and financial performance. There is no guarantee that our actions will be effective in attracting customers back to our restaurants and mitigating negative sales trends.

The recent negative publicity has had a negative impact on our business, and we cannot assure it will not have a long-term effect on our business or our relationships with customers, partners and franchisees.

Our business and reputation has been negatively affected by the recent negative publicity resulting from Mr. Schnatter’s statements and actions.  If we are unable to rebuild the trust of our customers, franchisees, business partners and suppliers, and if further negative publicity continues, we could experience a substantial negative impact on our business. We could also experience additional claims or litigation as a consequence of these recent events.

Our Board of Directors has adopted a limited duration stockholder rights agreement, which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors.

On July 22, 2018, the Board of Directors approved the adoption of a limited duration stockholder rights plan (the “Rights Plan”) with an expiration date of July 22, 2019 and an ownership trigger threshold of 15% (with a threshold of 31% applied to John H. Schnatter, together with his affiliates and family members). In connection with the Rights Plan, the Board of Directors authorized and declared a dividend to stockholders of record at the close of business on August 2, 2018 of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. Upon certain triggering events, each Right entitles the holder to purchase from the Company one one-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share (“Preferred Stock”) of the Company at an exercise price of $250.00 (the “Exercise Price”) per one one-thousandth of a share of Preferred Stock.  In addition, if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock (or in the case of Mr. Schnatter, 31% or more) without prior board approval, each holder of a Right (other than the acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Exercise Price and in accordance with the terms of the Rights Plan, a number of shares of the Company’s common stock having a market value of twice the Exercise Price.

The adoption of the Rights Plan is intended to enable all of our stockholders to realize the full potential value of their investment in the Company and to protect the interests of the Company and its stockholders by reducing the likelihood that any person or group gains control of the Company through open market accumulation or other tactics without paying an appropriate control premium. The Rights Plan could render more difficult, or discourage, a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors. The Rights Plan, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board of Directors. In addition, the Rights Plan does not prevent our Board of Directors from considering any offer that it considers to be in the best interest of the Company’s stockholders.

We are subject to debt covenant restrictions.

Our credit agreement contains affirmative and negative covenants, including financial covenants.   Based on our revised lower financial forecast, we plan to work with the banks within our Credit Facility to evaluate options with the covenants to mitigate the possibility of violating a financial covenant in the future.  If a covenant violation occurs or is expected to occur, we would be required to seek a waiver or amendment from the lenders under the credit agreement.  The failure to obtain a waiver or amendment on a timely basis would result in our inability to borrow additional funds or obtain letters of credit under our credit agreement and allow the lenders under our credit agreement to declare our loan obligations due and payable, require us to cash collateralize outstanding letters of credit or increase our interest rate. If any of the foregoing events occur, we would need to refinance our debt, or renegotiate or restructure, the terms of the credit agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 27, 2019.  Through July 1, 2018, a total of 115.0 million shares with an aggregate cost of $1.8 billion and an average price of $15.61 per share have been repurchased under this program. Subsequent to July 1, 2018, through July 31, 2018, we acquired an additional 133,900 shares at an aggregate cost of $6.5 million. As of July 31, 2018, approximately $272.8 million remained available for repurchase of common stock under this authorization.

The following table summarizes our repurchases by fiscal period during the second quarter of 2018 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

4/2/2018 - 4/29/2018	29	$60.24	114,591	$306,033
4/30/2018 - 5/27/2018	371	$59.40	114,962	$284,015

5/28/2018 - 7/1/2018	90	$52.01	115,052	$279,324

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. The Company does not expect to repurchase any more shares in 2018 after the current trading plan expires in early August.

During the fiscal quarter ended July 1, 2018, the Company acquired approximately 300 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6.  Exhibits

Exhibit
Number	Description

3.1

Certificate of Designation of Series A Junior Participating Preferred Stock of Papa John’s International, Inc.  Exhibit 3.1 to our report on Form 8-K as filed on July 23, 2018 is incorporated herein by reference.

4.1

Rights Agreement dated as of July 22, 2018, by and between Papa John’s International, Inc. and Computershare Trust Company, N.A., as rights agent.  Exhibit 4.1 to our report on Form 8-K as filed on July 23, 2018 is incorporated herein by reference.

4.2	Form of Rights Certificate. Exhibit 4.2 to our report on Form 8-K as filed on July 23, 2018 is incorporated herein by reference.

10.1	Amendment to Employment Agreement between Papa John’s International, Inc. and Steve M. Ritchie effective May 3, 2018.

10.2	Employment Agreement between Papa John’s International, Inc. and Joseph H. Smith IV effective May 3, 2018.

10.3	Papa John’s International, Inc. 2018 Omnibus Plan. Registration Statement on Form S-8 (Registration No. 333-224770) dated May 9, 2018 is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended July 1, 2018, filed on August 7, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 7, 2018	/s/ Joseph H. Smith, IV
Joseph H. Smith, IV
Senior Vice President, Chief Financial Officer