Form 10-Q
period 2018-09-30
PAPA JOHNS INTERNATIONAL INC
filed 2018-11-06
CIK 901491

PIZZA

PAPA JOHN'S®

BETTER INGREDIENTS.
BETTER PIZZA.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 30, 2018, there were outstanding 31,541,761 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$24,880	$22,345
Accounts receivable, net	53,157	64,644
Notes receivable, net	6,466	4,333
Income tax receivable	11,051	3,903
Inventories	29,311	30,620
Prepaid expenses	20,106	28,522
Other current assets	7,400	9,494
Assets held for sale	—	6,133
Total current assets	152,371	169,994
Property and equipment, net	224,510	234,331
Notes receivable, less current portion, net	16,097	15,568
Goodwill	84,830	86,892
Deferred income taxes, net	700	585
Other assets	72,654	48,183
Total assets	$551,162	$555,553

Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$32,355	$32,006
Income and other taxes payable	8,964	10,561
Accrued expenses and other current liabilities	100,081	70,293
Deferred revenue current	2,389	—
Current portion of long-term debt	20,000	20,000
Total current liabilities	163,789	132,860
Deferred revenue	14,946	2,652
Long-term debt, less current portion, net	555,755	446,565
Deferred income taxes, net	7,812	12,546
Other long-term liabilities	77,604	60,146
Total liabilities	819,906	654,769

Redeemable noncontrolling interests	5,979	6,738

Stockholders’ (deficit):
Preferred stock ($0.01 par value per share; no shares issued)	—	—
Common stock ($0.01 par value per share; issued 44,299 at September 30, 2018 and 44,221
at December 31, 2017)	443	442
Additional paid-in capital	190,135	184,785
Accumulated other comprehensive income (loss)	3,605	(2,117)
Retained earnings	267,580	292,251
Treasury stock (12,933 shares at September 30, 2018 and 10,290 shares at
December 31, 2017, at cost)	(751,895)	(597,072)
Total stockholders’ (deficit), net of noncontrolling interests	(290,132)	(121,711)
Noncontrolling interests in subsidiaries	15,409	15,757
Total stockholders’ (deficit)	(274,723)	(105,954)
Total liabilities, redeemable noncontrolling interests and stockholders’ (deficit)	$551,162	$555,553

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(In thousands, except per share amounts)	2018	2017	2018	2017
Revenues:
Domestic Company-owned restaurant sales	$158,285	$196,267	$529,906	$605,919
North America franchise royalties and fees	12,806	25,567	61,524	79,762
North America commissary	146,240	164,028	461,408	495,427
International	25,653	28,771	84,836	81,638
Other revenues	21,023	17,076	61,661	53,007
Total revenues	364,007	431,709	1,199,335	1,315,753
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	135,836	161,867	440,936	489,719
North America commissary	137,928	155,572	432,909	465,001
International expenses	15,184	17,910	52,462	50,973
Other expenses	22,002	15,906	63,658	50,935
General and administrative expenses	55,462	35,758	133,903	112,420
Depreciation and amortization	11,585	11,181	34,855	32,292
Total costs and expenses	377,997	398,194	1,158,723	1,201,340
Refranchising loss, net	—	—	(1,918)	—
Operating (loss) income	(13,990)	33,515	38,694	114,413
Net Interest expense	(5,963)	(2,566)	(16,580)	(6,135)
(Loss) Income before income taxes	(19,953)	30,949	22,114	108,278
Income tax (benefit) expense	(7,359)	8,280	4,663	30,728
Net (loss) income before attribution to noncontrolling interests	(12,594)	22,669	17,451	77,550
Income attributable to noncontrolling interests	(439)	(852)	(1,956)	(3,767)
Net (loss) income attributable to the Company	$(13,033)	$21,817	$15,495	$73,783

Calculation of (loss) income for (loss) earnings per share:
Net (loss) income attributable to the Company	$(13,033)	$21,817	$15,495	$73,783
Change in noncontrolling interest redemption value	—	237	—	1,419
Net income attributable to participating securities	—	(89)	(147)	(305)
Net (loss) income attributable to common shareholders	$(13,033)	$21,965	$15,348	$74,897

Basic (loss) earnings per common share	$(0.41)	$0.61	$0.48	$2.05
Diluted (loss) earnings per common share	$(0.41)	$0.60	$0.47	$2.02

Basic weighted average common shares outstanding	31,573	36,146	32,265	36,563
Diluted weighted average common shares outstanding	31,573	36,581	32,489	37,047

Dividends declared per common share	$0.225	$0.225	$0.675	$0.625

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(In thousands)	2018	2017	2018	2017

Net (loss) income before attribution to noncontrolling interests	$(12,594)	$22,669	$17,451	$77,550
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments (1)	(154)	2,894	(3,466)	4,315
Interest rate swaps (2)	1,960	641	11,512	(1,684)
Other comprehensive income, before tax	1,806	3,535	8,046	2,631
Income tax effect:
Foreign currency translation adjustments (1)	35	(1,071)	780	(1,597)
Interest rate swaps (3)	(477)	(237)	(2,649)	623
Income tax effect (4)	(442)	(1,308)	(1,869)	(974)
Other comprehensive income, net of tax	1,364	2,227	6,177	1,657
Comprehensive (loss) income before attribution to noncontrolling interests	(11,230)	24,896	23,628	79,207
Less: comprehensive loss (income), redeemable noncontrolling interests	378	(352)	(26)	(1,891)
Less: comprehensive income, nonredeemable noncontrolling interests	(817)	(500)	(1,930)	(1,876)
Comprehensive (loss) income attributable to the Company	$(11,669)	$24,044	$21,672	$75,440

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

(2)

Amounts reclassified out of accumulated other comprehensive income (loss) into net interest expense included $19 and $216 for the three and nine months ended September 30, 2018, respectively, and $54 and $378 for the three and nine months ended September 24, 2017, respectively.

(3)

The income tax effects of amounts reclassified out of accumulated other comprehensive income (loss) were $4 and $50 for the three and nine months ended September 30, 2018, respectively, and $20 and $140 for the three and nine months ended September 24, 2017, respectively.

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

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,	September 24,
(In thousands)	2018	2017
Operating activities
Net income before attribution to noncontrolling interests	$17,451	$77,550
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	4,047	(353)
Depreciation and amortization	34,855	32,292
Deferred income taxes	(227)	1,283
Stock-based compensation expense	7,073	8,094
Loss on refranchising	1,918	—
Other	6,952	3,004
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,410	(5,131)
Income tax receivable	(7,373)	1,795
Inventories	986	(3,234)
Prepaid expenses	7,663	9,262
Other current assets	5,016	(1,297)
Other assets and liabilities	(4,899)	(4,092)
Accounts payable	769	(2,480)
Income and other taxes payable	(1,597)	1,779
Accrued expenses and other current liabilities	18,772	(3,229)
Deferred revenue	(4)	(326)
Net cash provided by operating activities	98,812	114,917
Investing activities
Purchases of property and equipment	(30,593)	(43,195)
Loans issued	(3,511)	(2,376)
Repayments of loans issued	3,872	3,151
Acquisitions, net of cash acquired	—	(21)
Proceeds from divestitures of restaurants	7,707	—
Other	160	25
Net cash used in investing activities	(22,365)	(42,416)
Financing activities
Proceeds from issuance of term loan	—	400,000
Repayments of term loan	(15,000)	—
Net proceeds (repayments) of revolving credit facility	123,600	(300,575)
Debt issuance costs	—	(3,181)
Cash dividends paid	(21,861)	(22,886)
Tax payments for equity award issuances	(1,474)	(2,411)
Proceeds from exercise of stock options	2,592	5,974
Acquisition of Company common stock	(158,049)	(121,705)
Distributions to noncontrolling interest holders	(3,928)	(4,606)
Other	276	580
Net cash used in financing activities	(73,844)	(48,810)
Effect of exchange rate changes on cash and cash equivalents	(68)	289
Change in cash and cash equivalents	2,535	23,980
Cash and cash equivalents at beginning of period	22,345	15,563
Cash and cash equivalents at end of period	$24,880	$39,543
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 31, 2017.

2.Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include allowance for doubtful accounts and notes receivable, intangible assets, contract assets and contract liabilities including the online customer loyalty program obligation, insurance reserves and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

Noncontrolling Interests

At the beginning of 2018, Papa John’s had five joint venture arrangements in which there were noncontrolling interests held by third parties.  In the first quarter of 2018, one joint venture was divested, and a second joint venture was divested in the third quarter of 2018.

As of September 30, 2018, there were 183 restaurants that comprise these joint ventures as compared to 222 restaurants at September 24, 2017.  See Note 7 for more information on these related divestitures.

We are required to report the consolidated net (loss) income at amounts attributable to the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Condensed Consolidated Statements of Operations attributable to the noncontrolling interest holders.

The income before income taxes attributable to these joint ventures for the three and nine months ended September 30, 2018 and September 24, 2017 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2018	2017	2018	2017

Papa John’s International, Inc.	$1,512	$1,469	$4,384	$6,172
Noncontrolling interests	439	852	1,956	3,767
Total income before income taxes	$1,951	$2,321	$6,340	$9,939

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

Revenue Recognition

Revenue is measured based on consideration specified in contracts with customers and excludes waivers or incentives and amounts collected on behalf of third parties, primarily sales tax.  The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.  Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Delivery costs, including freight associated with our domestic commissary and other sales are accounted for as fulfillment costs and are included in operating costs.

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

Our domestic customer loyalty program, Papa Rewards, is a spend-based program that rewards customers with points for each online purchase.  Papa Rewards points are accumulated and redeemed online for free products. The accrued liability in the Condensed Consolidated Balance Sheets, and corresponding reduction of Company-owned restaurant sales in the Condensed Consolidated Statements of Operations is for the estimated reward redemptions at domestic Company-owned restaurants based upon historical redemption patterns. Currently, the liability related to Papa Rewards is calculated using the estimated selling price of the products for which rewards are expected to be redeemed. Revenue is recognized when the customer redeems points for products.  Prior to the adoption of Topic 606, the liability related to Papa Rewards was estimated using the incremental cost accrual model which was based on the expected cost to satisfy the award and the corresponding expense was recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Commissary Sales

Commissary sales are comprised of food and supplies sold to franchised restaurants and are recognized as revenue upon shipment or delivery of the related products to the franchisees. Payments are generally due within 30 days.

Franchise Royalties and Fees

Franchise royalties which are based on a percentage of franchise restaurant sales are recognized as sales occur.  Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors including acceleration of restaurant remodels or equipment upgrades, are recognized at the same time as the related royalty as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on a monthly basis.

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

The Company offers various incentive programs for franchisees including royalty incentives, new restaurant opening incentives (i.e. development incentives) and other support initiatives. Royalties, franchise fees and commissary sales are reduced to reflect any incentives earned or granted under these programs that are in the form of discounts. Other development incentives for opening restaurants are offered in the form of Company equipment through a lease agreement at substantially no cost to the franchisee. This equipment is amortized by us over the term of the lease agreement, which is generally three to five years, and is recognized in general and administrative expenses in our Condensed Consolidated Statements of Operations.  The equipment lease agreement has separate and distinguishable obligations from the franchise right and is accounted for under ASC Topic 840, Leases.

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

Franchise Marketing Fund revenues represent contributions collected by various international and domestic marketing funds (“Co-op” or “Co-operative”) where we have determined that we have control over the activities of the fund.  Contributions are based on a percentage of monthly restaurant sales.  The adoption of Topic 606 revised the principal versus agent determination of these arrangements. When we are determined to be the principal in these arrangements, advertising fund contributions and expenditures are reported on a gross basis in the Condensed Consolidated Statements of Operations.  Our obligation related to these funds is to develop and conduct advertising activities in a specific country, region, or market, including the placement of electronic and print materials.  Marketing fund contributions are billed monthly.

For periods prior to the adoption of Topic 606, the revenues and expenses of certain international advertising funds and the Co-op Funds in which we possess majority voting rights, were included in our Condensed Consolidated Statements of Operations on a net basis as we previously concluded we were the agent in regard to the funds based upon principal/agent determinations in industry-specific guidance in GAAP that was in effect during those time periods.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, significantly decreasing the U.S. federal income tax rate for corporations effective January 1, 2018.  On that same date, the Securities and Exchange Commission  staff also issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, “Income Taxes.”  As a result, we remeasured our deferred tax assets, liabilities and related valuation allowances in 2017.  This remeasurement yielded a benefit of approximately $7.0 million due to the lower income tax rate in 2017.  During the third quarter of 2018, the Company updated the provisional amounts previously recorded based on its completed 2017 federal income tax return.  This resulted in an additional tax benefit of $2.4 million. Given the substantial changes associated with the Tax Act, the estimated financial impacts for 2017 are provisional and subject to further interpretation and clarification of the Tax Act during the remainder of 2018.    Our net deferred income tax liability was approximately $7.1 million at September 30, 2018.

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

Fair Value Measurements and Disclosures

The Company is required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity specific measurement. The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable and accounts payable. The carrying value of our notes receivable, net of allowances, also approximates fair value. The fair value of the amount outstanding under our term debt and revolving credit facility approximates their carrying values due to the variable market-based interest rate (Level 2).

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

Our financial assets that were measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
September 30, 2018
Financial assets:
Cash surrender value of life insurance policies (a)	$31,495	$31,495	$—	$—
Interest rate swaps (b)	12,163	—	12,163	—

December 31, 2017
Financial assets:
Cash surrender value of life insurance policies (a)	$28,645	$28,645	$—	$—
Interest rate swaps (b)	651	—	651	—

(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)

The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Our assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2017 include assets and liabilities held for sale.  The fair value was determined using a market-based approach with unobservable inputs (Level 3) less any estimated selling costs.

There were no transfers among levels within the fair value hierarchy during the nine months ended September 30, 2018.

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

Accounting Standards Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP, including industry-specific requirements, and provides companies with a single revenue recognition framework for recognizing revenue from contracts with customers. In March and April 2016, the FASB issued additional amendments to Topic 606. This update and subsequently issued amendments require companies to recognize revenue at amounts that reflect the consideration to which the companies expect to be entitled in exchange for those goods or services at the time of transfer. Topic 606 requires that we assess contracts to determine each separate and distinct performance obligation.  If a contract has multiple performance obligations, we allocate the transaction price using our best estimate of the standalone selling price to each distinct good or service in the contract.

The Company adopted Topic 606 as of January 1, 2018. See Note 3 for additional information.

Certain Tax effects from Accumulated Other Comprehensive Income (Loss)

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

Goodwill

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other,” (“ASU 2017-04”), which simplifies the accounting for goodwill.  ASU 2017-04 eliminates the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation.  The goodwill impairment is the difference between the carrying value and fair value, not to exceed the carrying amount.  ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019.  We plan to early adopt this guidance in the fourth quarter of 2018; we do not anticipate the impact will be material to our consolidated financial statements.

Financial Instruments  – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred losses for financial assets held.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is currently assessing the impact of adopting this standard on our consolidated financial position, results of operations and cash flows.

Reclassification

Certain prior year amounts have been reclassified in the Condensed Consolidated Statements of Operations.  See Note 11 for additional information.

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

The cumulative effect adjustment of $21.5 million was recorded as a reduction to retained earnings as of January 1, 2018 to reflect the impact of adopting Topic 606.   The impact of applying Topic 606 for the three and nine months ended September 30, 2018 was an increase in revenues of $1.5 million and $5.7 million respectively and a decrease in pre-tax income of $1.2 million and $3.1 million, respectively.

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

Cumulative adjustment from adoption

As previously noted, an after-tax reduction of $21.5 million was recorded to retained earnings in the first quarter of 2018 to reflect the cumulative impact of adopting Topic 606. This consists of $10.8 million related to franchise fees, $8.0 million related to the customer loyalty program and $2.7 million related to marketing funds.

The following chart presents the specific line items impacted by the cumulative adjustment.

			Adjusted
	As Reported		Balance Sheet
	December 31,	Total	at January 1,
(In thousands, except per share amounts)	2017	Adjustments	2018

Assets
Current assets:
Cash and cash equivalents	$22,345	$4,279	$26,624
Accounts receivable, net	64,644	493	65,137
Notes receivable, net	4,333	—	4,333
Income tax receivable	3,903	—	3,903
Inventories	30,620	—	30,620
Prepaid expenses	28,522	(4,959)	23,563
Other current assets	9,494	—	9,494
Assets held for sale	6,133	—	6,133
Total current assets	169,994	(187)	169,807
Property and equipment, net	234,331	—	234,331
Notes receivable, less current portion, net	15,568	—	15,568
Goodwill	86,892	—	86,892
Deferred income taxes, net	585	—	585
Other assets	48,183	(907)	47,276
Total assets	$555,553	$(1,094)	$554,459

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$32,006	$(2,161)	$29,845
Income and other taxes payable	10,561	—	10,561
Accrued expenses and other current liabilities	70,293	15,860	86,153
Deferred revenue current	—	2,400	2,400
Current portion of long-term debt	20,000	—	20,000
Total current liabilities	132,860	16,099	148,959
Deferred revenue	2,652	10,798	13,450
Long-term debt, less current portion, net	446,565	—	446,565
Deferred income taxes, net	12,546	(6,464)	6,082
Other long-term liabilities	60,146	—	60,146
Total liabilities	654,769	20,433	675,202

Redeemable noncontrolling interests	6,738	—	6,738

Stockholders’ equity (deficit):
Preferred stock ($0.01 par value per share; no shares issued)	—	—	—
Common stock ($0.01 par value per share; issued 44,221 at December 31, 2017	442	—	442
Additional paid-in capital	184,785	—	184,785
Accumulated other comprehensive loss	(2,117)	—	(2,117)
Retained earnings	292,251	(21,527)	270,724
Treasury stock (10,290 shares at December 31, 2017, at cost)	(597,072)	—	(597,072)
Total stockholders’ (deficit), net of noncontrolling interests	(121,711)	(21,527)	(143,238)
Noncontrolling interests in subsidiaries	15,757	—	15,757
Total stockholders’ (deficit)	(105,954)	(21,527)	(127,481)
Total liabilities, redeemable noncontrolling interests and stockholders’ (deficit)	$555,553	$(1,094)	$554,459

The impact of adoption for the third quarter of 2018 is as follows:

	As Reported		Balance Sheet
	September 30,	Total	Without Adoption
(In thousands, except per share amounts)	2018	Adjustments	of Topic 606

Assets
Current assets:
Cash and cash equivalents	$24,880	$(4,420)	$20,460
Accounts receivable, net	53,157	(396)	52,761
Notes receivable, net	6,466	—	6,466
Income tax receivable	11,051	—	11,051
Inventories	29,311	—	29,311
Prepaid expenses	20,106	5,435	25,541
Other current assets	7,400	—	7,400
Assets held for sale	—	—	—
Total current assets	152,371	619	152,990
Property and equipment, net	224,510	—	224,510
Notes receivable, less current portion, net	16,097	—	16,097
Goodwill	84,830	—	84,830
Deferred income taxes, net	700	—	700
Other assets	72,654	907	73,561
Total assets	$551,162	$1,526	$552,688

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$32,355	$799	$33,154
Income and other taxes payable	8,964	—	8,964
Accrued expenses and other current liabilities	100,081	(16,743)	83,338
Deferred revenue current	2,389	(2,389)	—
Current portion of long-term debt	20,000	—	20,000
Total current liabilities	163,789	(18,333)	145,456
Deferred revenue	14,946	(11,159)	3,787
Long-term debt, less current portion, net	555,755	—	555,755
Deferred income taxes, net	7,812	6,958	14,770
Other long-term liabilities	77,604	—	77,604
Total liabilities	819,906	(22,534)	797,372

Redeemable noncontrolling interests	5,979	—	5,979

Stockholders’ (deficit):
Preferred stock ($0.01 par value per share; no shares issued)	—	—	—
Common stock ($0.01 par value per share; issued 44,299 at September 30, 2018)	443	—	443
Additional paid-in capital	190,135	—	190,135
Accumulated other comprehensive income (loss)	3,605	—	3,605
Retained earnings	267,580	24,018	291,598
Treasury stock (12,933 shares at September 30, 2018, at cost)	(751,895)	—	(751,895)
Total stockholders’ (deficit), net of noncontrolling interests	(290,132)	24,018	(266,114)
Noncontrolling interests in subsidiaries	15,409	42	15,451
Total stockholders’ (deficit)	(274,723)	24,060	(250,663)
Total liabilities, redeemable noncontrolling interests and stockholders’ (deficit)	$551,162	$1,526	$552,688

	As Reported
	Three Months Ended		Statement of Operations
	September 30,	Total	Without Adoption of
(In thousands, except per share amounts)	2018	Adjustments	Topic 606
Revenues:
Domestic Company-owned restaurant sales	$158,285	$1,185	$159,470
North America franchise royalties and fees	12,806	91	12,897
North America commissary	146,240	—	146,240
International	25,653	(112)	25,541
Other revenues	21,023	(2,650)	18,373
Total revenues	364,007	(1,486)	362,521
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	135,836	(126)	135,710
North America commissary	137,928	—	137,928
International expenses	15,184	—	15,184
Other expenses	22,002	(2,282)	19,720
General and administrative expenses	55,462	(317)	55,145
Depreciation and amortization	11,585	—	11,585
Total costs and expenses	377,997	(2,725)	375,272
Refranchising loss, net	—	—	—
Operating (loss) income	(13,990)	1,239	(12,751)
Net Interest expense	(5,963)	—	(5,963)
(Loss) Income before income taxes	(19,953)	1,239	(18,714)
Income tax (benefit) expense	(7,359)	277	(7,082)
Net (loss) income before attribution to noncontrolling interests	(12,594)	962	(11,632)
Income attributable to noncontrolling interests	(439)	—	(439)
Net (loss) income attributable to the Company	$(13,033)	$962	$(12,071)

Calculation of (loss) income for (loss) earnings per share:
Net (loss) income attributable to the Company	$(13,033)	$962	$(12,071)
Net income attributable to participating securities	—	—	—
Net (loss) income attributable to common shareholders	$(13,033)	$962	$(12,071)

Basic (loss) earnings per common share	$(0.41)	$0.03	$(0.38)
Diluted (loss) earnings per common share	$(0.41)	$0.03	$(0.38)

Basic weighted average common shares outstanding	31,573	31,573	31,573
Diluted weighted average common shares outstanding	31,573	31,573	31,573

	As Reported
	Nine Months Ended		Statement of Operations
	September 30,	Total	Without Adoption of
(In thousands, except per share amounts)	2018	Adjustments	Topic 606
Revenues:
Domestic Company-owned restaurant sales	$529,906	$2,261	$532,167
North America franchise royalties and fees	61,524	211	61,735
North America commissary	461,408	—	461,408
International	84,836	212	85,048
Other revenues	61,661	(8,420)	53,241
Total revenues	1,199,335	(5,736)	1,193,599
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	440,936	(464)	440,472
North America commissary	432,909	—	432,909
International expenses	52,462	—	52,462
Other expenses	63,658	(8,592)	55,066
General and administrative expenses	133,903	221	134,124
Depreciation and amortization	34,855	—	34,855
Total costs and expenses	1,158,723	(8,835)	1,149,888
Refranchising loss, net	(1,918)	—	(1,918)
Operating (loss) income	38,694	3,099	41,793
Net Interest (benefit) expense	(16,580)	—	(16,580)
Income before income taxes	22,114	3,099	25,213
Income tax (benefit) expense	4,663	695	5,358
Net (loss) income before attribution to noncontrolling interests	17,451	2,404	19,855
Income attributable to noncontrolling interests	(1,956)	—	(1,956)
Net (loss) income attributable to the Company	$15,495	$2,404	$17,899

Calculation of income for earnings per share:
Net income attributable to the Company	$15,495	$2,404	$17,899
Net income attributable to participating securities	(147)	—	(147)
Net income attributable to common shareholders	$15,348	$2,404	$17,752

Basic (loss) earnings per common share	$0.48	$0.07	$0.55
Diluted (loss) earnings per common share	$0.47	$0.07	$0.55

Basic weighted average common shares outstanding	32,265	32,265	32,265
Diluted weighted average common shares outstanding	32,489	32,489	32,489

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise Fees	$2,389	$2,181	$1,952	$1,748	$1,465	$3,813	$13,548

An additional $3.8 million of area development fees related to unopened stores and unearned royalties are included in deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues.

As of September 30, 2018, the amount allocated to the Papa Rewards loyalty program is $17.0 million and is reflected in the Condensed Consolidated Balance Sheet as part of the contract liability included in accrued expenses and other current liabilities.  This will be recognized as revenue as the points are redeemed, which is expected to occur within the next year.

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

	Reportable Segments
	Three Months Ended September 30, 2018
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$158,285	$-	$-	$-	$-	$158,285
Commissary sales	-	192,263	-	16,512	-	208,775
Franchise royalties and fees	-	-	13,270	9,140	-	22,410
Other revenues	-	-	-	5,211	22,832	28,043
Eliminations	-	(46,023)	(464)	(70)	(6,949)	(53,506)
Total	$158,285	$146,240	$12,806	$30,793	$15,883	$364,007

	Reportable Segments
	Nine Months Ended September 30, 2018
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$529,906	$-	$-	$6,237	$-	$536,143
Commissary sales	-	614,797	-	51,490	-	666,287
Franchise royalties and fees	-	-	64,023	27,110	-	91,133
Other revenues	-	-	-	16,353	68,121	84,474
Eliminations	-	(153,389)	(2,499)	(213)	(22,601)	(178,702)
Total	$529,906	$461,408	$61,524	$100,977	$45,520	$1,199,335

The revenue summarized above is described in Note 2 under the heading “Significant Accounting Policies – Revenue Recognition.”

Contract Balances

The contract liabilities primarily relate to franchise fees which we classify as “Deferred revenue” and customer loyalty program obligations which are classified with “Accrued expenses and other current liabilities.” During the three and nine months ended September 30, 2018, the Company recognized $3.5 million and $10.5 million in revenue, respectively, related to deferred revenue and customer loyalty program.

The contract liability balances are included in the following (in thousands):

	September 30, 2018	January 1, 2018	Change
Deferred revenue	$17,335	$15,850	$1,485
Customer loyalty program	16,985	14,724	2,261
Total contract liabilities	$34,320	$30,574	$3,746

The contract assets consist primarily of assets related to the future value of the royalties we will receive over the next ten years from the purchaser/franchisee of the stores located in China and Minnesota that the Company divested in 2018.  See Note 7 for additional information.  As of September 30, 2018 and December 31, 2017, contract assets were $1.8 million and $400,000, respectively.

5.    Stockholders’ Equity / (Deficit)

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock and 100.0 million shares of common stock. The Company’s outstanding shares of common stock, net of repurchased common stock, were 31.4 million shares at September 30, 2018 and 33.9 million shares at December 31, 2017. There were no shares of preferred stock issued or outstanding at September 30, 2018 and December 31, 2017.

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 27, 2019, with remaining authorization available as of September 30, 2018 of $269.7 million. Funding for the share repurchase program has been provided through our credit facility, operating cash flow, stock option exercises and cash and cash equivalents.  In connection with the execution of our amended Credit Agreement (see Note 8 for additional information) in October 2018, the Company cannot repurchase any additional shares when our Leverage Ratio, as defined in the Credit Agreement, is higher than 3.75 to 1.0.

On March 1, 2018, the Company announced a $100 million accelerated share repurchase agreement (“ASR Agreement”) with Bank of America, N.A. The ASR Agreement was completed May 14, 2018, delivering approximately 1.7 million shares.

Cash Dividend

The Company paid dividends of approximately $21.9 million ($0.675 per common share) during the nine months of 2018.  Subsequent to the third quarter on November 1, 2018, our Board of Directors declared a fourth quarter dividend of $0.225 per common share (approximately $7.1 million based on current shareholders of record). The dividend will be paid on November 23, 2018 to shareholders of record as of the close of business on November 12, 2018. In connection with the execution of our amended Credit Agreement in October 2018, no increase in dividends per share may occur when our Leverage Ratio, as defined in the Credit Agreement, is higher than 3.75 to 1.0.

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

6.Earnings (Loss) Per Share

We compute earnings (loss) per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. We consider time-based restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights. Under the two-class method, undistributed earnings allocated to participating securities are subtracted from net (loss) income attributable to the Company in determining net (loss) income attributable to common shareholders.

The calculations of basic and diluted (loss) earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2018	2017	2018	2017

Basic (loss) earnings per common share:
Net (loss) income attributable to the Company	$(13,033)	$21,817	$15,495	$73,783
Change in noncontrolling interest redemption value	—	237	—	1,419
Net income attributable to participating securities	—	(89)	(147)	(305)
Net (loss) income attributable to common shareholders	$(13,033)	$21,965	$15,348	$74,897

Weighted average common shares outstanding	31,573	36,146	32,265	36,563
Basic (loss) earnings per common share	$(0.41)	$0.61	$0.48	$2.05

Diluted (loss) earnings per common share:
Net (loss) income attributable to common shareholders	$(13,033)	$21,965	$15,348	$74,897

Weighted average common shares outstanding	31,573	36,146	32,265	36,563
Dilutive effect of outstanding equity awards (a)	—	435	224	484
Diluted weighted average common shares outstanding	31,573	36,581	32,489	37,047
Diluted (loss) earnings per common share	$(0.41)	$0.60	$0.47	$2.02

(a) Excludes 1,209 options for the nine months ended September 30, 2018, and 328 and 261 options for the three and nine months ended September 24, 2017, respectively, as the effect of including such awards would have been antidilutive.

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

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of the Denver market, we are contingently liable for payment of the 31 leases. These leases have varying terms, the latest of which expires in 2024. As of September 30, 2018, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $3.2 million. The fair value of the guarantee is not material.

On June 15, 2018, the Company refranchised 34 Company-owned restaurants and a quality control center located in Beijing and Tianjin, China.  The assets and liabilities associated with the China operations were previously classified as Held for Sale in the Condensed Consolidated Balance Sheet as of December 31, 2017.  We recorded a pre-tax loss of approximately $1.9 million associated with the sale of the restaurants and reversed $1.3 million of accumulated other comprehensive income related to foreign currency translation as part of the disposal. The $1.9 million pre-tax loss is recorded in refranchising losses, net on the Condensed Consolidated Statements of Operations.  In addition, we also had $2.4 million of additional tax expense associated with the China refranchise in the second quarter of 2018.  This additional tax expense is primarily attributable to the required recapture of operating losses previously taken by the Company.

On July 2, 2018, the Company completed the refranchising of 31 stores owned through a joint venture in the Minneapolis, Minnesota market. The Company held a 70% ownership share in the restaurants being refranchised. The assets associated with the joint venture were previously classified as Held for Sale in the Condensed Consolidated Balance Sheet as of July 1, 2018. Total consideration for the asset sale of the restaurants was $3.75 million.  As part of the sales of these restaurants, we recorded a $1.2 million contract asset related to the future value of the royalties we will receive over the next ten years from the purchaser/franchisee.  The contract asset which is recorded in other assets in the accompanying Condensed Consolidated Balance Sheet at September 30, 2018, will be amortized over the ten-year franchise agreement as a reduction in the royalty income of $120,000 annually.

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of the Minnesota market, we are contingently liable for payment of the 31 leases. These leases have varying terms, the latest of which expires in 2025. As of September 30, 2018, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $6.3 million. The fair value of the guarantee is not material.

8.Debt

Long-term debt, net consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Outstanding debt	$578,600	$470,000
Unamortized debt issuance costs	(2,845)	(3,435)
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion, net	$555,755	$446,565

On August 30, 2017, the Company entered into a credit agreement (the “Credit Agreement”) which provided for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “Facilities”.  The Facilities mature on August 30, 2022.  The loans under the Facilities, after giving effect to the Amendment described below, accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”). Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million which began in the fourth quarter of 2017.  Loans outstanding under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.  The Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.

On October 9, 2018, we entered into an amendment to the Credit Agreement (the “Amendment”), which amendments and modifications to the Credit Agreement are effective through the remainder of the term of the Facilities and include, without limitation, the following:

•	reduction of the maximum amount available under the Revolving Facility to $400.0 million; there was no change in available Term Loan Facility borrowings;
•	amendment to the definition of EBITDA to exclude certain costs recorded as Special charges (up to certain pre-defined limits) as detailed in Note 9 “Commitments and Contingencies”;
•

modification of the financial covenants in the Credit Agreement by increasing the permitted Leverage Ratio to 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and decreasing the permitted specified fixed charge coverage ratio to 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at September 30, 2018;

•

modifications to the negative covenant restricting the ability to make dividends and distributions to provide if the Leverage Ratio is above 3.75 to 1.0, the Company (x) cannot repurchase any of its shares of common stock and (y) cannot increase the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year;

•	increase in the interest rate payable on outstanding loans for the Facilities based on the Leverage Ratio as follows:
o	removal of interest rate pricing tiers if the Leverage Ratio of the Company is less than 1.50 to 1.00;
o

if the Leverage Ratio of the Company is greater than 3.50 to 1.00 but less than 4.50 to 1.00, the Company will pay an additional 0.25% per annum interest rate margin on the outstanding loans under the Facilities and an additional 0.05% per annum commitment fee on the unused portion of the Revolving Facility;

o

if the Leverage Ratio of the Company is greater than 4.50 to 1.00, the Company will pay an additional 0.50% per annum interest rate margin on the outstanding loans under the Facilities and an additional 0.10% per annum commitment fee on the unused portion of the Revolving Facility; and

•

requirement that the Company and certain direct and indirect domestic subsidiaries of the Company grant a security interest in substantially all of the capital stock and equity interests of their respective domestic and first tier material foreign subsidiaries to secure the obligations owing under the Facilities.

Under the Credit Agreement, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to the Leverage Ratio of the Company not exceeding 4.00 to 1.00.

Our outstanding debt of $578.6 million at September 30, 2018 under the Facilities was composed of $380.0 million outstanding under the Term Loan Facility and $198.6 million outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the Facilities at September 30, 2018 was approximately $166.4 million.

As of September 30, 2018, the Company had approximately $2.8 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the Facilities.  Upon execution of the Amendment, subsequent to September 30, 2018, we wrote off approximately $560,000 of these unamortized debt issuance costs in accordance with applicable accounting guidance. The Company also incurred additional amendment fees of approximately $1.9 million, which will be amortized into interest expense over the remaining term of the Facilities.

We attempt to minimize interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the Facilities. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is due to the possible failure of the counterparty to perform under the terms of the derivative contract.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Facilities. As of September 30, 2018, we have the following interest rate swap agreements:

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

The gain or loss on the swaps is recognized in other comprehensive (loss) income and reclassified into earnings as adjustments to interest expense in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	September 30,	December 31,
Balance Sheet Location	2018	2017

Other current and long-term assets	$12,163	$651

There were no derivatives that were not designated as hedging instruments.

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

		Location of Gain	Amount of Gain
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	Total Interest Expense
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	on Consolidated
Hedging	in AOCI/AOCL	AOCI/AOCL into	AOCI/AOCL into	Statements of
Relationships	on Derivative	Income	Income	Income

Interest rate swaps for the three months ended:
September 30, 2018	$1,483	Interest expense	$(19)	$(6,190)
September 24, 2017	$404	Interest expense	$(54)	$(2,702)
Interest rate swaps for the nine months ended:
September 30, 2018	$8,863	Interest expense	$(216)	$(17,321)
September 24, 2017	$(1,061)	Interest expense	$(378)	$(6,542)

The weighted average interest rates on our debt, including the impact of the interest rate swap agreements, were 3.9% and 3.7% for the three and nine months ended September 30, 2018, compared to 2.7% and 2.4% for the three and nine months ended September 24, 2017. Interest paid, including payments made or received under the swaps, was $6.0 million and $2.0 million for the three months ended September 30, 2018 and September 24, 2017, respectively, and $16.6 million and $5.9 million for the nine months ended September 30, 2018 and September 24, 2017, respectively. As of September 30, 2018, the portion of the aggregate $12.2 million interest rate swap asset that would be reclassified into earnings during the next twelve months as interest income approximates $3.0 million.

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

Ameranth, Inc. vs Papa John’s International, Inc. In August 2011, Ameranth, Inc. (“Ameranth”) filed various patent infringement actions against a number of defendants, including the Company, in the U.S. District Court for the Southern District of California (the “California Court”), which were consolidated by the California Court in October 2012 (the “Consolidated Case”). The Consolidated Case was stayed until January 2018 when Ameranth decided to proceed on only one patent, after the Company received a favorable decision by the Patent and Trademark Office on certain other patents.  A Markman hearing was held in December 2017, which did not dispose of Ameranth’s claims, and the California Court set a jury trial date of  for the claims against the Company. However, on September 25, 2018, the California Court granted the defendants’ Motion for Summary Judgment and found that the Ameranth patent at issue was invalid.  As a result, the California Court vacated all pending trial dates.  However, Ameranth has subsequently filed an appeal.  The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s appeal. The Company has not recorded a liability related to this lawsuit as of September 30, 2018, as it does not believe a loss is probable or reasonably estimable.

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York (“the New York Court”), alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act ("FLSA"). In July 2018, the New York Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has begun.  The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action.  The Company has not recorded any liability related to this lawsuit as of September 30, 2018 as it does not believe a loss is probable or reasonably estimable.

Other Matters

We have experienced negative publicity and consumer sentiment as a result of statements and actions by the Company’s founder and former spokesperson John H. Schnatter in July 2018, which have materially and negatively impacted our sales. Mr. Schnatter resigned as Chairman of the Board on July 11, 2018 and a Special Committee of the Board of Directors consisting of all of the independent directors (the “Special Committee”) was formed on July 15, 2018 to evaluate and take action with respect to all of the Company’s relationships and arrangements with Mr. Schnatter.  Following its formation, the Special Committee terminated Mr. Schnatter’s Founder Agreement, which defined his role in the Company, among other things, as advertising and brand spokesperson for the Company. The Special Committee is also, among other things, overseeing the previously announced external audit and investigation of all the Company’s existing processes, policies and systems related to diversity and inclusion, supplier and vendor engagement and Papa John’s culture.  On July 17, 2018, the Company announced that the Special Committee appointed Akin Gump Strauss Hauer & Feld LLP to oversee the cultural audit and investigation. This audit and investigation is ongoing.  In addition, on July 27, 2018, the Company announced that the Board’s Lead Independent Director, Olivia F. Kirtley, had been unanimously appointed by the Board of Directors to serve as Chairman of the Company’s Board of Directors.

In the third quarter of 2018, the Company incurred significant costs (defined as “Special charges”) of approximately $24.8 million before tax as a result of the above-mentioned recent events. The costs for the third quarter include franchise royalty reductions of approximately $9.9 million for all North America franchisees and reimaging costs at nearly all domestic restaurants and replacement or write off of certain branded assets totaling $3.6 million. These costs also include legal and professional fees, which amounted to $11.3 million, for various related matters as well as legal and advisory costs related to the previously announced external culture audit and other activities currently overseen by the Special Committee.  The franchise royalty reductions reduce the amount of North America franchise royalties and fees revenues within our Condensed Consolidated Statements of Operations.  All other costs associated with these events are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

The Company could continue to experience a decline in sales resulting from the aforementioned negative consumer sentiment.  The Company also expects to continue to incur significant Special charges, including certain committed franchisee support, for the remainder of 2018, which could continue into 2019 as a result of the recent events.  These include the following:

•	financial assistance to domestic franchisees, such as short-term royalty reductions,
•	contributions to the national marketing fund in the fourth quarter to increase marketing and promotional activities,
•

costs associated with the continuation of the third-party audit of the culture at the Company commissioned by the Special Committee as well as costs associated with implementing new policies and procedures to address any findings of the audit, and

•	additional legal and advisory costs, including costs associated with the implementation of plans and activities of the Special Committee.

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

On August 30, 2018, Mr. Schnatter filed a lawsuit in the Court of Chancery of the State of Delaware against the Company, its chief executive officer, and the members of the Special Committee, claiming breaches of fiduciary duty.  On September 21, 2018, Mr. Schnatter amended his complaint to drop the chief executive officer as a defendant.  Mr. Schnatter seeks a number of injunctions forbidding the Special Committee from taking various actions and seeks to invalidate the Company’s stockholder rights plan.

On August 30, 2018, a class action lawsuit was filed in the United States District Court, Southern District of New York, on behalf of a class of investors who purchased or acquired stock in Papa John's through a period up to and including July 19, 2018. The complaint alleges violations of Sections l0(b) and 20(a) of the Securities Exchange Act of 1934. The Company believes that it has valid and meritorious defenses to these suits and intends to vigorously defend against them.  The Company has not recorded any liability related to these lawsuits as of September 30, 2018 as it does not believe a loss is probable or estimable.

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

Our segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(In thousands)	2018	2017	2018	2017
Revenues
Domestic Company-owned restaurants	$158,285	$196,267	$529,906	$605,919
North America commissaries	146,240	164,028	461,408	495,427
North America franchising	12,806	25,567	61,524	79,762
International	30,793	31,792	100,977	90,540
All others	15,883	14,055	45,520	44,105
Total revenues	$364,007	$431,709	$1,199,335	$1,315,753

Intersegment revenues:
North America commissaries	$46,023	$60,364	$153,389	$181,302
North America franchising	464	709	2,499	2,224
International	70	71	213	202
All others	6,949	3,716	22,601	12,826
Total intersegment revenues	$53,506	$64,860	$178,702	$196,554

Income (loss) before income taxes:
Domestic Company-owned restaurants	$(183)	$8,449	$15,350	$39,486
North America commissaries (1)	6,195	10,087	23,535	34,418
North America franchising (2)	9,394	22,858	53,133	71,732
International	4,519	3,909	10,334	11,518
All others (1) (3)	(2,501)	784	(5,139)	2,149
Unallocated corporate expenses (1) (2) (3)	(37,046)	(15,111)	(74,500)	(50,578)
Elimination of intersegment (profits) losses	(331)	(27)	(599)	(447)
Total (loss) income before income taxes	$(19,953)	$30,949	$22,114	$108,278

Property and equipment:
Domestic Company-owned restaurants	$231,817
North America commissaries	139,317
International	17,019
All others	68,767
Unallocated corporate assets	195,964
Accumulated depreciation and amortization	(428,374)
Net property and equipment	$224,510

(1)

The Company refined its overhead allocation process in 2018 resulting in transfers of expenses from Unallocated corporate expenses of $3.4 million to other segments, primarily North America commissaries of $1.9 million and All others of $900,000 for the three months ended September 30, 2018. The nine months ended September 30, 2018 included transfers of expenses from Unallocated corporate expenses of $10.6 million to other segments, primarily North America commissaries of $6.1 million and All others of $2.7 million. These allocations were eliminated in consolidation.

(2)

Includes Special charges of $9.9 million in North America franchising and $14.9 million in Unallocated corporate expenses for both the three and nine-month periods ended September 30, 2018.  See Note 9 for additional information.

(3)	Certain prior year amounts have been reclassified to conform to current year presentation.

Note 11.     Reclassifications of Prior Year Balances

As shown in the table below we have reclassified certain prior year amounts within the Condensed Consolidated Statements of Income for the three and nine months ended September 24, 2017 in order to conform with current year presentation. These reclassifications had no effect on previously reported total consolidated revenues, total costs and expenses and net income.

Papa John's International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Summary of Income Statement Presentation Reclassifications

	Three Months Ended September 24, 2017
(In thousands, except per share amounts)	As reported	Reclassifications	Adjusted
Revenues:
North America commissary and other sales (1)	$178,083	$(14,055)	$164,028
International (2)	31,792	(3,021)	28,771
Other revenues (1) (2)	-	17,076	17,076

Costs and expenses:
North America commissary and other expenses (1)	$168,031	$(12,459)	$155,572
International expenses (2)	19,785	(1,875)	17,910
Other expenses (1) (2) (3)	-	15,906	15,906
General and administrative expenses (3)	37,330	(1,572)	35,758

	Nine Months Ended September 24, 2017
(In thousands, except per share amounts)	As reported	Reclassifications	Adjusted
Revenues:
North America commissary and other sales (1)	$539,532	$(44,105)	$495,427
International (2)	90,540	(8,902)	81,638
Other revenues (1) (2)	-	53,007	53,007

Costs and expenses:
North America commissary and other expenses (1)	$504,732	$(39,731)	$465,001
International expenses (2)	57,257	(6,284)	50,973
Other expenses (1) (2) (3)	-	50,935	50,935
General and administrative expenses (3)	117,340	(4,920)	112,420

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of September 30, 2018, there were 5,247 Papa John’s restaurants (647 Company-owned and 4,600 franchised) operating in all 50 states and 46 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, printing and promotional items, and information systems and related services used in their operations.

Recent Developments and Trends

Background on Recent Negative Publicity

We have experienced negative publicity and consumer sentiment as a result of statements and actions by the Company’s founder and former spokesperson John H. Schnatter in July 2018, which have materially and negatively impacted our sales. Mr. Schnatter resigned as Chairman of the Board on July 11, 2018 and a Special Committee of the Board of Directors consisting of all of the independent directors (the “Special Committee”) was formed on July 15, 2018 to evaluate and take action with respect to all of the Company’s relationships and arrangements with Mr. Schnatter.  Following its formation, the Special Committee terminated Mr. Schnatter’s Founder Agreement, which defined his role in the Company, among other things, as advertising and brand spokesperson for the Company. The Special Committee is also, among other things, overseeing the previously announced external audit and investigation of all the Company’s existing processes, policies and systems related to diversity and inclusion, supplier and vendor engagement and Papa John’s culture.  On July 17, 2018, the Company announced that the Special Committee appointed Akin Gump Strauss Hauer & Feld LLP to oversee the cultural audit and investigation. This audit and investigation is ongoing.  In addition, on July 27, 2018, the Company announced that the Board’s Lead Independent Director, Olivia F. Kirtley, had been unanimously appointed by the Board of Directors to serve as Chairman of the Company’s Board of Directors.  The Company is also implementing various branding and marketing initiatives, including but not limited to, a new advertising and marketing campaign featuring the images and voices of Company employees and franchisees.

The negative publicity surrounding the Company’s brand has continued to impact the North America system-wide sales and the Company cannot predict how long and the extent to which the negative publicity will continue.  The Company also incurred significant costs (defined as “Special charges”) of approximately $24.8 million before tax as a result of the above-mentioned recent events in the third quarter of 2018.  The costs for the third quarter include franchise royalty reductions of approximately $9.9 million for all North America franchisees and reimaging costs at nearly all domestic restaurants and replacement or write off of certain branded assets totaling $3.6 million. These costs also include legal and professional fees, which amounted to $11.3 million, for various related matters as well as legal and advisory costs related to the previously announced external culture audit and other activities currently overseen by the Special Committee.  The franchise royalty reductions reduce the amount of North America franchise royalties and fees revenues within our Condensed Consolidated Statements of Operations.  All other costs associated with these events are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

The Company expects to continue to incur significant Special charges for the remainder of 2018, which could continue into 2019, as a result of the aforementioned events.  The Special charges are now expected to approximate $50 million to $60 million in 2018, including the recently announced contribution to the national marketing fund in the fourth quarter.  The Special charges expected for the fourth quarter of 2018, which are expected to approximate $25 million to $35 million, include the following:

•	financial assistance to domestic franchisees, such as short-term royalty reductions,
•	contributions to the national marketing fund in the fourth quarter to increase marketing and promotional activities,

•

costs associated with the third-party audit of the culture at the Company commissioned by the Special Committee as well as costs associated with implementing new policies and procedures to address any findings of the audit, and

•	additional legal and advisory costs, including costs associated with the implementation of plans and activities of the Special Committee.

Presentation of Financial Results

The results of operations for the three and nine months ended September 30, 2018 are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas and make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact our operating results. See “Notes 1, 2 and 3” of “Notes to Condensed Consolidated Financial Statements” for a discussion of the basis of presentation and the significant accounting policies.

Restaurant Progression

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017

North America Company-owned:
Beginning of period	678	705	708	702
Opened	1	2	6	4
Closed	(1)	(2)	(5)	(2)
Acquired from franchisees	—	—	—	1
Sold to franchisees	(31)	—	(62)	—
End of period	647	705	647	705
International Company-owned:
Beginning of period	—	39	35	42
Closed	—	(2)	(1)	(5)
Sold to franchisees	—	—	(34)
End of period	—	37	—	37
North America franchised:
Beginning of period	2,729	2,723	2,733	2,739
Opened	16	30	60	73
Closed	(67)	(17)	(146)	(75)
Acquired form Company	31	—	62	—
Sold to Company	—	—	—	(1)
End of period	2,709	2,736	2,709	2,736
International franchised:
Beginning of period	1,840	1,621	1,723	1,614
Opened	79	52	193	139
Closed	(28)	(50)	(59)	(130)
Acquired from Company	—	—	34
End of period	1,891	1,623	1,891	1,623
Total restaurants - end of period	5,247	5,101	5,247	5,101

Item Impacting Comparability; Non-GAAP Measures

The following table reconciles our GAAP financial results to the adjusted (non-GAAP) financial results, excluding the Special items detailed below.  We present these non-GAAP measures because we believe the Special items impact the comparability of our results of operations.  For additional information about the Special items, see “Notes 7 and 9” of “Notes to Condensed Consolidated Financial Statements.”

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(In thousands, except per share amounts)	2018	2017	2018	2017
GAAP (Loss) Income before income taxes	$(19,953)	$30,949	$22,114	$108,278
Special items:
Special charges (1)	24,833	—	24,833	—
Refranchising losses, net (2)	—	—	1,918	—
Adjusted income before income taxes	$4,880	$30,949	$48,865	$108,278

GAAP Net (loss) income	$(13,033)	$21,817	$15,495	$73,783
Special items:
Special charges (3)	19,270	—	19,270	—
Refranchising losses, net (3)	—	—	1,488	—
Tax impact of China refranchising	—	—	2,435	—
Adjusted net income	$6,237	$21,817	$38,688	$73,783

GAAP Diluted (Loss) Earnings per share	$(0.41)	$0.60	$0.47	$2.02
Special items:
Special charges	0.61	—	0.59	—
Refranchising losses, net	—	—	0.05	—
Tax impact of China refranchising	—	—	0.07	—
Adjusted diluted earnings per share	$0.20	$0.60	$1.18	$2.02

(1)  'Special charges' is defined as the costs and expenses in response to recent events including:  (i) re-imaging costs at nearly all domestic restaurants and costs to replace or write-off certain branded assets of approximately $3.6 million, (ii) financial assistance to domestic franchisees, such as short-term royalty reductions, in an effort to mitigate closings of approximately $9.9 million, and (iii) costs associated with a third-party audit of the culture at Papa John's commissioned by the Special Committee of the Board of Directors as well as costs associated with implementing new policies and procedures to address any findings as a result of the audit, and additional legal and advisory costs, including costs associated with the activities of the Special Committee totaling approximately $11.3 million.

(2) The refranchising losses of $1.9 million before tax and $1.5 million net of tax for the nine months ended September 30, 2018 are primarily due to the China refranchise of the 34 company-owned restaurants and the quality control center in China that occurred during the second quarter of 2018. We also had $2.4 million of additional tax expense associated with the China refranchise. This additional tax expense is primarily attributable to the required recapture of operating losses previously taken by Papa John’s International.

(3) Tax effect was calculated using the company's marginal rate of 22.4%.

The non-GAAP adjusted results shown above should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting the financial information excluding these Special items is important for purposes of comparison to prior year results. In addition, management uses these metrics to evaluate the Company’s underlying operating performance and to analyze trends.

Results of Operations

Revenue Recognition and Statement of Operations Presentation

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

The cumulative effect adjustment of $21.5 million was recorded as a reduction to retained earnings as of January 1, 2018 to reflect the impact of adopting Topic 606. The impact of applying Topic 606 for the three and nine months ended September 30, 2018 included the following (dollars in thousands, except for per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2018	September 30, 2018

Total revenue impact (a)	$1,486	$5,736
Pre-tax income impact (b)	(1,239)	(3,099)
Diluted EPS	(0.03)	(0.07)

(a)

The increase in total revenues of $1.5 million and $5.7 million for the three and nine months ended September 30, 2018 is primarily due to the requirement to present revenues and expenses related to marketing funds we control on a “gross” basis. This increase was partially offset by lower Company-owned restaurant revenues attributable to the revised method of accounting for the loyalty program. The marketing fund gross up is reported in the new financial statement line items, Other revenues and Other expenses, as discussed further below.

(b)

The $1.2 million and $3.1 million decreases in pre-tax income for the three and nine months ended September 30, 2018 are primarily due to the revised method of accounting for the loyalty program, marketing fund co-ops we control and franchise fees.

While not required as part of the adoption of Topic 606, our statement of operations includes newly created Other revenues and Other expenses line items.  Other revenues and Other expenses include the Topic 606 “gross up” of respective revenues and expenses derived from certain domestic and international marketing fund co-ops we control, as previously discussed. Additionally, Other revenues and Other expenses include various reclassifications from North America Commissary and Other, International and general and administrative expenses to better reflect and aggregate various domestic and international services provided by the Company for the benefit of franchisees.  Related 2017 amounts have also been reclassified to conform to the new 2018 presentation. These reclassifications had no impact on total revenues or total costs and expenses reported.

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales decreased $38.0 million, or 19.4%, and $76.0 million, or 12.5%, for the three and nine months ended September 30, 2018, respectively.  These decreases were primarily due to reductions of 13.2% and 8.7% in comparable sales and reductions of revenues of $15.0 million and $27.2 million for the refranchising of 62 company-owned restaurants for the three and nine months ended September 30, 2018, respectively.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

North America franchise royalties and fees decreased $12.8 million, or 49.9%, and $18.2 million, or 22.9%, for the three and nine months ended September 30, 2018, respectively, primarily due to short-term royalty reductions granted to the entire North America system as part of the franchise assistance program of approximately $9.9 million, which is included in the Special charges.  Royalties were further reduced by comparable sales decreases of 8.6% and 6.4% for the three and nine months ended September 30, 2018, respectively.  North America franchise restaurant sales decreased 6.7% to $508.2 million and 5.4% to $1.6 billion for the three and nine months ended September 30, 2018, respectively.  North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary sales decreased $17.8 million, or 10.8%, and $34.0 million, or 6.9%, for the three and nine months ended September 30, 2018, respectively.  The decreases were primarily due to lower sales volumes attributable to lower restaurant sales.  The decrease for the nine-months ended September 30, 2018 was partially offset by higher commodity pricing.

International revenues decreased $3.1 million, or 10.8%, and increased $3.2 million, or 3.9%, for the three and nine months ended September 30, 2018, respectively.  The decrease for the quarter was primarily due to reduced revenues from the refranchising of the China company-owned stores and quality control center of approximately $4.1 million in June 2018.  For the quarter, this decrease was partially offset by higher royalties due to an increase in equivalent units. For the nine-month period, the increase in royalties, due to an increase in equivalent units, and the favorable impact of foreign currency exchange more than offset the unfavorable impact of the China refranchising.  The impact of foreign currency exchange rates was unfavorable by approximately $200,000 for the third quarter and favorable by approximately $3.7 million for the nine months ended September 30, 2018 which was primarily attributable to foreign exchange rates in the United Kingdom (“UK”).  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

International franchise restaurant sales increased 12.0% to $211.1 million and 15.2% to $627.8 million in the three and nine months ended September 30, 2018, respectively, excluding the impact of foreign currency.  The increases for the three and nine-month periods were primarily due to an increase in equivalent units. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues increased $3.9 million, or 23.1%, and $8.7 million, or 16.3%, for the three and nine months ended September 30, 2018, respectively.  The increases were primarily due to the required 2018 reporting of franchise marketing fund revenues and expenses on a gross basis for the various funds we control in accordance with Topic 606 guidelines. These amounts were previously reported on a net basis. As we did not restate the 2017 amounts in accordance with our adoption of Topic 606 guidelines using the modified retrospective approach, comparability between 2018 and 2017 amounts is reduced. See “Note 3” of “Notes to Condensed Consolidated Financial Statements” for more details. This increase for the nine months ended September 30, 2018 was partially offset by lower revenues for Preferred Marketing Solutions, our print and promotions subsidiary.

Costs and expenses.  The operating margin for domestic Company-owned restaurants was 14.2% and 16.8% for the three and nine months ended September 30, 2018, respectively, compared to 17.5% and 19.2% in the corresponding 2017 periods, and consisted of the following (dollars in thousands):

	Three months ended				Nine months ended
	September 30, 2018		September 24, 2017		September 30, 2018		September 24, 2017

Restaurant sales	$158,285		$196,267		$529,906		$605,919

Cost of sales	34,705	21.9%	45,781	23.3%	117,288	22.1%	138,895	22.9%
Other operating expenses	101,131	63.9%	116,086	59.1%	323,648	61.1%	350,824	57.9%
Total expenses	$135,836	85.8%	$161,867	82.5%	$440,936	83.2%	$489,719	80.8%

Margin	$22,449	14.2%	$34,400	17.5%	$88,970	16.8%	$116,200	19.2%

Domestic Company-owned restaurants margin decreased $12.0 million and $27.2 million in the three and nine months ended September 30, 2018, respectively.  The margin decreases for the third quarter and nine-month period were primarily attributable to lower comparable sales of 13.2% and 8.7%, respectively, and higher non-owned automobile costs.  The nine-month period also included higher commodities.  Additionally, the adoption of Topic 606 reduced restaurant operating margin due to the revised method of accounting for the customer loyalty program.

North America commissary margins were 5.7% and 6.2% for the three and nine months ended September 30, 2018, respectively, compared to 5.2% and 6.1% for the three and nine months ended September 24, 2017 and consisted of the following (dollars in thousands):

	Three months ended
	September 30, 2018		September 24, 2017
North America commissary sales	$146,240		$164,028
North America commissary expenses	137,928		155,572
Margin	$8,312	5.7%	$8,456	5.2%

	Nine months ended
	September 30, 2018		September 24, 2017
North America commissary sales	$461,408		$495,427
North America commissary expenses	432,909		465,001
Margin	$28,499	6.2%	$30,426	6.1%

For the three months ended September 30, 2018, the North America commissary margin of $8.3 million remained relatively flat as lower operating costs helped offset the impact of lower sales volumes.  This improved the operating margin 0.5% as a percentage of sales for the three months ended.  For the nine months ended September 30, 2018, the commissary operating margin was lower by $1.9 million compared to the corresponding period in 2017 primarily due to lower sales volumes and the Company’s commitment to maintain a lower overall profit margin as additional support to franchisees.

The international operating margins were 40.8% and 38.2% for the three and nine months ended September 30, 2018, compared to 37.7% and 37.6% for the corresponding 2017 periods and consisted of the following (dollars in thousands):

	Three months ended
	September 30, 2018				September 24, 2017
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$9,141	$-	$9,141		$8,756	$-	$8,756
Restaurant, commissary and other	16,512	15,184	1,328	8.0%	20,015	17,910	2,105	10.5%
Total international	$25,653	$15,184	$10,469	40.8%	$28,771	$17,910	$10,861	37.7%

	Nine months ended
	September 30, 2018				September 24, 2017
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$27,110	$-	$27,110		$24,887	$-	$24,887
Restaurant, commissary and other	57,726	52,462	5,264	9.1%	56,751	50,973	5,778	10.2%
Total international	$84,836	$52,462	$32,374	38.2%	$81,638	$50,973	$30,665	37.6%

The international margin decreased approximately $400,000 and increased $1.7 million for the three and nine months ended September 30, 2018, respectively.  The decrease for the quarter was primarily due to lower income from the United Kingdom quality control center on lower margins, partially offset by higher royalties from increased equivalent units.  As a percentage of international revenues, the operating margin increased 3.1% primarily due to the divestiture of our China operations in the second quarter of 2018.  The increase of $1.7 million for the nine-month period was primarily attributable to higher royalties on increased franchise restaurant sales, primarily due to an increase in equivalent units.

As previously discussed, other revenues and other expenses are new financial statement line items in 2018. The margin from Other operations decreased $2.1 million and $4.1 million for the three and nine months ended September 30, 2018, respectively, primarily due to higher costs related to various technology initiatives and increased advertising spend in the United Kingdom.

The Other revenues and expenses consisted of the following for the three and nine months ended September 30, 2018 (dollars in thousands):

	Three months ended
	September 30, 2018		September 24, 2017
Other revenues	$21,023		$17,076
Other expenses	22,002		15,906
Margin (loss)	$(979)	(4.7%)	$1,170	6.9%

	Nine months ended
	September 30, 2018		September 24, 2017
Other revenues	$61,661		$53,007
Other expenses	63,658		50,935
Margin (loss)	$(1,997)	(3.2%)	$2,072	3.9%

Operating margin (loss) is not a measurement defined by GAAP and should not be considered in isolation, or as an alternative to evaluation of the Company’s financial performance. In addition to an evaluation of GAAP consolidated (loss) income before income taxes, we believe the presentation of operating margin (loss) is beneficial as it represents an additional measure used by the Company to further evaluate operating efficiency and performance of the various business units. Additionally, operating margin (loss) discussion may be helpful for comparison within the industry. The operating margin (loss) results detailed herein can be calculated by business unit based on the specific revenue and operating expense line items on the face of the Condensed Consolidated Statement of Operation. Consolidated (loss) income before income taxes reported includes general and administrative expenses, depreciation and amortization, refranchising losses and net interest expense that have been excluded from this operating margin (loss) calculation.

General and administrative (“G&A”) expenses were $55.5 million, or 15.2% of revenues, and $133.9 million, or 11.2% of revenues for the three and nine months ended September 30, 2018, respectively, compared to $35.8 million, or 8.3% of revenues, and $112.4 million, or 8.5% of revenues, for the corresponding 2017 periods, respectively.  The increases of $19.7 million and $21.4 million for the three and nine-month periods, respectively, were primarily due to costs associated with the Special charges of $14.9 million. The remainder of the increase is due to higher technology initiative costs and increases in professional and legal fees for matters not associated with the Special charges.  The increase for the quarter also includes the cost for the annual operators’ conference due to the shift in the timing from the second quarter of 2017.  See “Recent Developments and Trends” and “Note 9” of “Notes to Condensed Consolidated Financial Statements” for more Special charges details.

Depreciation and amortization. Depreciation and amortization was $11.6 million, or 3.2% of revenues, and $34.9 million, or 2.9% of revenues for the three and nine months ended September 30, 2018, respectively, compared to $11.2 million, or 2.6% of revenues, and $32.3 million, or 2.5% of revenues for the corresponding periods in 2017, respectively. These increases are primarily due to additional depreciation on technology related investments.  The nine-month period also includes higher depreciation associated with our Georgia quality control center, which opened in July of 2017.

Refranchising losses, net. Refranchising losses of $1.9 million for the nine months ended September 30, 2018 were primarily related to the refranchising of China.  For additional information on the refranchising loss, net, see “Note 7” of “Notes to Condensed Consolidated Financial Statements.”

Interest expense. Interest expense increased approximately $3.4 million and $10.4 million for the three and nine months ended September 30, 2018, respectively, primarily due to an increase in average outstanding debt balance, which is primarily due to share repurchases, as well as higher interest rates.

(Loss) Income before income taxes. For the reasons discussed above, (loss) income before income taxes decreased approximately $50.9 million for the three months ended September 30, 2018 compared to the same period in 2017, and decreased approximately $86.2 million for the nine months ended September 30, 2018 as compared to the same period in 2017.

Income tax expense.  The effective income tax (benefit) expense for the three and nine-month comparable periods are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2018	Sept. 24, 2017	Sept. 30, 2018	Sept. 24, 2017

Income (loss) before income taxes	$(19,953)	$30,949	$22,114	$108,278
Income tax (benefit) expense	(7,359)	8,280	4,663	30,728
Effective tax (benefit) expense	(36.9%)	26.8%	21.1%	28.4%

The decreases for the three and nine months ended September 30, 2018 are primarily due to the decrease in income as well as the decrease in federal statutory rate from 35% to 21% in the first quarter of 2018.  The third quarter also includes an additional benefit of $2.4 million related to the remeasurement of net deferred tax liabilities as a part of the Company’s 2017 filed federal income tax return. The nine-month period also includes additional income tax from the China refranchising, as previously discussed.  See “Note 7” of “Notes to Condensed Consolidated Financial Statements” for additional information.

Diluted (loss) earnings per share. Diluted loss per share was $0.41 for the three months ended September 30, 2018 compared to diluted earnings per share of $0.60 for the third quarter of 2017.  For the nine months ended September 30, 2018, diluted earnings per share was $0.47 compared to $2.02 for the nine months ended September 24, 2017.  Adjusted diluted earnings per share decreased 66.7% to $0.20 and 41.6% to $1.18 for the three and nine months ended, respectively in comparison to the prior year.

Liquidity and Capital Resources

Debt

On August 30, 2017, the Company entered into a credit agreement (the “Credit Agreement”) which provided for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “Facilities”.  The Facilities mature on August 30, 2022.  The loans under the Facilities, after giving effect to the Amendment described below, accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”). Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million which began in the fourth quarter of 2017.  Loans outstanding under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.  The Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.

On October 9, 2018, we entered into an amendment to the Credit Agreement (the “Amendment”), which amendments and modifications to the Credit Agreement are effective through the remainder of the term of the Facilities and include, without limitation, the following:

•	reduction of the maximum amount available under the Revolving Facility to $400.0 million; there was no change in available Term Loan Facility borrowings;
•	amendment to the definition of EBITDA to exclude certain costs recorded as Special charges (up to certain pre-defined limits) as detailed in Note 9 “Commitments and Contingencies”;
•

modification of the financial covenants in the Credit Agreement by increasing the permitted Leverage Ratio to 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and decreasing the permitted specified fixed charge coverage ratio to 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at September 30, 2018;

•

modifications to the negative covenant restricting the ability to make dividends and distributions to provide if the Leverage Ratio is above 3.75 to 1.0, the Company (x) cannot repurchase any of its shares of common stock and (y) cannot increase the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year;

•	increase in the interest rate payable on outstanding loans for the Facilities based on the Leverage Ratio as follows:
o	removal of interest rate pricing tiers if the Leverage Ratio of the Company is less than 1.50 to 1.00;
o

if the Leverage Ratio of the Company is greater than 3.50 to 1.00 but less than 4.50 to 1.00, the Company will pay an additional 0.25% per annum interest rate margin on the outstanding loans under the Facilities and an additional 0.05% per annum commitment fee on the unused portion of the Revolving Facility;

o

if the Leverage Ratio of the Company is greater than 4.50 to 1.00, the Company will pay an additional 0.50% per annum interest rate margin on the outstanding loans under the Facilities and an additional 0.10% per annum commitment fee on the unused portion of the Revolving Facility; and

•

requirement that the Company and certain direct and indirect domestic subsidiaries of the Company grant a security interest in substantially all of the capital stock and equity interests of their respective domestic and first tier material foreign subsidiaries to secure the obligations owing under the Facilities.

Under the Credit Agreement, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to the Leverage Ratio of the Company not exceeding 4.00 to 1.0.

Our outstanding debt of $578.6 million at September 30, 2018 under the Facilities was composed of $380.0 million outstanding under the Term Loan Facility and $198.6 million outstanding under the Revolving Facility.  Including outstanding letters of credit, the Company’s remaining availability under the Facilities at September 30, 2018 was approximately $166.4 million.

As of September 30, 2018, the Company had approximately $2.8 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the Facilities.  Upon execution of the Amendment, subsequent to September 30, 2018, we wrote off approximately $560,000 of these unamortized debt issuance costs in accordance with applicable accounting guidance. The Company also incurred additional amendment fees of approximately $1.9 million, which will be amortized into interest expense over the remaining term of the Facilities.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Facilities. As of September 30, 2018, we have the following interest rate swap agreements:

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

Our Credit Agreement contains affirmative and negative covenants, as detailed above, including the following financial covenants, as amended in October 2018:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	September 30, 2018
Leverage Ratio	Not to exceed 5.25 to 1.0	3.8 to 1.0

Interest Coverage Ratio	Not less than 2.0 to 1.0	3.3 to 1.0

As stated above, our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters.  Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of September 30, 2018.

Cash Flows

Cash flow provided by operating activities was $98.8 million in the nine months ending September 30, 2018 compared to $114.9 million in the corresponding period in 2017. The decrease of approximately $16.1 million was primarily due to lower net income, somewhat offset by favorable changes in working capital items. See “Recent Developments and Trends” and “Note 9” of “Notes to Condensed Consolidated Financial Statements” for more details related to the Special charges.

Our free cash flow, a non-GAAP financial measure, was as follows in the third quarter of 2018 and 2017 (in thousands):

	Nine Months Ended
	September 30,	September 24,
	2018	2017

Net cash provided by operating activities	$98,812	$114,917
Purchases of property and equipment	(30,593)	(43,195)
Free cash flow (a)	$68,219	$71,722

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

Cash flow used in investing activities was $22.4 million in the nine months ending September 30, 2018 compared to $42.4 million for the same period in 2017, or a decrease of $20.0 million. The decrease in cash flow used in investing activities was primarily lower capital spend as 2017 included construction costs for our commissary in Georgia, which opened in July of 2017.  We also received $7.7 million in proceeds from the refranchising of our joint ventures in Denver and Minnesota which were completed in the first and third quarters of 2018, respectively.

We also require capital for share repurchases and the payment of cash dividends, which are funded by cash flow from operations and borrowings from our Credit Agreement. In the nine months ending September 30, 2018, we had net proceeds of $108.6 million from the issuance of long-term debt and used $158.0 million for share repurchases.  In the nine months ending September 24, 2017, we had net proceeds of approximately $100.0 million from issuance of additional debt under the Credit Agreement and used $121.7 million for share repurchases.

Our Board of Directors has authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 27, 2019, with remaining authorization available as of September 30, 2018 of $269.7 million. Funding for the share repurchase program has been provided through our credit facilities, operating cash flow, stock option exercises and cash and cash equivalents. In connection with the execution of our amended Credit Agreement in October 2018, the Company cannot repurchase any additional shares when our Leverage Ratio, as defined in the Credit Agreement, is higher than 3.75 to 1.0.

On March 1, 2018, the Company announced a $100 million accelerated share repurchase agreement (“ASR Agreement”) with Bank of America, N.A. The ASR Agreement was completed May 14, 2018, delivering approximately 1.7 million shares.  For the nine months ended September 30, 2018, the Company has purchased $158.0 million of stock, including the ASR Agreement, delivering approximately 2.7 million shares. The Company does not expect to repurchase any additional shares in 2018.

The Company paid dividends of approximately $21.9 million ($0.675 per common share) during the nine months of 2018.  Subsequent to the third quarter on November 1, 2018, our Board of Directors declared a fourth quarter dividend of $0.225 per common share (approximately $7.1 million based on current shareholders of record). The dividend will be paid on November 23, 2018 to shareholders of record as of the close of business on November 12, 2018. In connection with the execution of our amended Credit Facility in October 2018, no increase in dividends per share may occur when the Leverage Ratio, as defined, is higher than 3.75 to 1.0.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the federal securities laws.  Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,”

“project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, contingent liabilities, resolution of litigation, commodity costs, profit margins, unit growth, unit level performance, capital expenditures, ability of the Company to mitigate negative consumer sentiment through advertising, marketing and promotional activity, corporate governance, future costs related to the Company’s response to negative consumer sentiment, management reorganizations, compliance with debt covenants, shareholder and other stakeholder engagement, strategic decisions and actions, the ongoing cultural audit and investigation, share repurchases, dividends, effective tax rates, the impact of the Tax Cuts and Job Act and the adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

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

•

costs the Company expects to continue to incur as a result of the recent negative publicity and negative consumer sentiment, including costs related to the audit and investigation, costs associated with the operations of the Special Committee, any costs associated with related litigation, legal fees, and increased costs for branding initiatives and launching a new advertising and marketing campaign and promotions to mitigate negative consumer sentiment and negative sales trends;

•	costs the Company expects to continue to incur relating to franchisee financial assistance to mitigate store closings;
•	the ability of the Company to mitigate the negative consumer sentiment through advertising, marketing and promotional activities;
•	the Company’s ability to regain lost customers;
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

•	maintaining compliance with amended debt covenants under our credit agreement if restaurant sales and operating results continue to decline;
•	the Company's ability to continue to pay dividends to shareholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results continue to decline;
•	failure to effectively execute succession planning;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

On August 30, 2017, the Company entered into a credit agreement (the “Credit Agreement”) which provided for an unsecured revolving credit facility in an aggregate principal amount of $600.0 million (the “Revolving Facility”) and an unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “Facilities”.  The Facilities mature on August 30, 2022.  The loans under the Facilities, after giving effect to the Amendment described below, accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”). Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million which began in the fourth quarter of 2017.  Loans outstanding under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.  The Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.

On October 9, 2018, we entered into an amendment to the Credit Agreement (the “Amendment”), which amendments and modifications to the Credit Agreement are effective through the remainder of the term of the Facilities and include, without limitation, the following:

•	reduction of the maximum amount available under the Revolving Facility to $400.0 million; there was no change in available Term Loan Facility borrowings;
•	amendment to the definition of EBITDA to exclude certain costs recorded as Special charges (up to certain pre-defined limits) as detailed in Note 9 “Commitments and Contingencies”;
•

modification of the financial covenants in the Credit Agreement by increasing the permitted Leverage Ratio to 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and decreasing the permitted specified fixed charge coverage ratio to 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at September 30, 2018;
•

modifications to the negative covenant restricting the ability to make dividends and distributions to provide if the Leverage Ratio is above 3.75 to 1.0, the Company (x) cannot repurchase any of its shares of common stock and (y) cannot increase the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year;

•	increase in the interest rate payable on outstanding loans for the Facilities based on the Leverage Ratio as follows:
o	removal of interest rate pricing tiers if the Leverage Ratio of the Company is less than 1.50 to 1.00;
o

if the Leverage Ratio of the Company is greater than 3.50 to 1.00 but less than 4.50 to 1.00, the Company will pay an additional 0.25% per annum interest rate margin on the outstanding loans under the Facilities and an additional 0.05% per annum commitment fee on the unused portion of the Revolving Facility;

o

if the Leverage Ratio of the Company is greater than 4.50 to 1.00, the Company will pay an additional 0.50% per annum interest rate margin on the outstanding loans under the Facilities and an additional 0.10% per annum commitment fee on the unused portion of the Revolving Facility; and

•

requirement that the Company and certain direct and indirect domestic subsidiaries of the Company grant a security interest in substantially all of the capital stock and equity interests of their respective domestic and first tier material foreign subsidiaries to secure the obligations owing under the Facilities.

Under the Credit Agreement, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to the Leverage Ratio of the Company not exceeding 4.00 to 1.00.

Our outstanding debt of $578.6 million at September 30, 2018 under the Facilities was composed of $380.0 million outstanding under the Term Loan Facility and $198.6 million outstanding under the Revolving Facility.  Including outstanding letters of credit, the Company’s remaining availability under the Facilities at September 30, 2018 was approximately $166.4 million.

As of September 30, 2018, the Company had approximately $2.8 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the Facilities.  Upon execution of the Amendment, subsequent to September 30, 2018, we wrote off approximately $560,000 of these unamortized debt issuance costs in accordance with applicable accounting guidance. The Company also incurred additional amendment fees of approximately $1.9 million, which will be amortized into interest expense over the remaining term of the Facilities.

We attempt to minimize interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the Facilities. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is due to the possible failure of the counterparty to perform under the terms of the derivative contract.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our Facilities. As of September 30, 2018, we have the following interest rate swap agreements:

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

The weighted average interest rates on our debt, including the impact of the interest rate swap agreements, were 3.9% and 3.7% for the three and nine months ended September 30, 2018. An increase in the present interest rate of 100 basis points on the line of credit balance outstanding as of September 30, 2018 would increase annual interest expense by $1.8 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net (loss) income and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and Mexico and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. For each of the periods presented, between 6% and 8% of our revenues were derived from these operations.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $200,000 and a favorable impact of $3.7 million on our International revenues for the three and nine months ended September 30, 2018, respectively, and a $300,000 and $5.9 million unfavorable impact for the three months and nine months ended September 24, 2017.  Foreign currency exchange rate fluctuations had no significant impact on (loss) income before income taxes for the three and nine months ended September 30, 2018 and September 24, 2017.

The outcome of the June 2016 referendum in the United Kingdom was a vote for the United Kingdom to cease to be a member of the European Union (known as “Brexit”).  This resulted in a lower valuation, on a historical basis, of the British Pound in comparison to the US Dollar. The future impact of Brexit on our franchise operations included in the European Union could also include but may not be limited to additional currency volatility and future trade, tariff, and regulatory changes.  As of September 30, 2018, 30.6% of our total international restaurants are in countries within the European Union.

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

The following table presents the actual average block price for cheese by quarter through the third quarter of 2018 and the projected average block price for cheese by quarter through 2018 (based on the October 30, 2018 Chicago Mercantile Exchange cheese futures market prices):

	2018		2017
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.522		$1.613
Quarter 2	1.607		1.566
Quarter 3	1.590		1.642
Quarter 4	1.561		1.639
Full Year	$1.570	*	$1.615

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as supplemented by the risk factors disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expires on February 27, 2019.  Through September 30, 2018, a total of 115.2 million shares with an aggregate cost of $1.8 billion and an average price of $15.66 per share have been repurchased under this program. As of September 30, 2018, approximately $269.7 million remained available for repurchase of common stock under this authorization.  In connection with the execution of our amended Credit Agreement in October 2018, the Company cannot repurchase any additional shares when our Leverage Ratio, as defined in the Credit Agreement, is higher than 3.75 to 1.0.

The following table summarizes our repurchases by fiscal period during the third quarter of 2018 (in thousands, except per-share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

7/2/2018 - 7/29/2018	111	$49.66	115,163	$273,801
7/30/2018 - 8/26/2018	96	$42.66	115,259	$269,715
8/27/2018 - 9/30/2018	—	$—	115,259	$269,715

The Company utilizes a written trading plan under Rule 10b5-1 under the Exchange Act from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. The Company does not expect to repurchase any more shares in 2018 after the current trading plan expired in early August.

During the fiscal quarter ended September 30, 2018, the Company acquired approximately 3,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

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

10.1

Amendment No. 3 to Credit Agreement, dated October 9, 2018, by and among Papa John’s International, Inc. as borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 30, 2018, filed on November 6, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 6, 2018	/s/ Joseph H. Smith, IV
Joseph H. Smith, IV
Senior Vice President, Chief Financial Officer