Form 10-K/A
period 2018-12-30
PAPA JOHNS INTERNATIONAL INC
filed 2019-05-07
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, $0.01 par value	PZZA	The NASDAQ Stock Market LLC

Explanatory Paragraph

Papa John’s International, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 30, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019 (the “Original Filing”) to amend Item 8 of Part II, "Financial Statements and Supplementary Data" and Item 9A of Part II, “Controls and Procedures,” related to (1) our conclusions regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting and (2) KPMG LLP’s related opinion on management’s assessment of our internal control over financial reporting. We are also filing as exhibits currently dated certifications by our Chief Executive Officer and Chief Financial Officer and an updated Consents of Independent Registered Public Accounting Firms. For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect these changes. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing.

Subsequent to the Original Filing, the Company’s management re-evaluated the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was not effective as of December 30, 2018 due to the identification of material weaknesses in our internal control over financial reporting relating to the consolidation of a variable interest entity (“VIE”), as described below.  The relevant accounting literature governing VIEs is highly complex and requires the exercise of significant judgment in determining whether an entity is a VIE and whether that VIE should be consolidated. This evaluation included consideration of an error related to our VIE consolidation accounting for the Papa John’s Marketing Fund, Inc (“PJMF”), which had not been consolidated since its inception in 1991, as historically disclosed in the notes to the Company’s consolidated financial statements. The Company has determined that it is appropriate to consolidate PJMF in its consolidated financial statements.  As a result of these material weaknesses, we have restated our report on internal control over financial reporting from the Original Filing, and we have also concluded that our disclosure controls and procedures were not effective as of December 30, 2018.  See Item 9A of Part II, “Controls and Procedures.”

The material weaknesses described above resulted in immaterial errors impacting our previously issued annual and interim period consolidated financial statements through and including the period ended December 30, 2018. We evaluated these errors and concluded that they did not, individually or in the aggregate, result in a material misstatement of our previously issued annual or interim consolidated financial statements and that such financial statements may continue to be relied upon. As a result, we are not restating our annual consolidated financial statements contained in Item 8, Part II of this Amendment.  We are also not amending our Quarterly Reports on Form 10-Q for the 2018 interim periods.  Item 8, Part II of this Amendment is being amended solely to (1) restate KPMG LLP’s opinion on our internal control over financial reporting and (2) update KPMG LLP’s unqualified opinion on our consolidated financial statements to refer to its restated internal control over financial reporting opinion.

Future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, beginning with the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, will reflect the consolidation of PJMF.  We intend to correct the immaterial errors in our interim 2018 financial statements in each of our Quarterly Reports on Form 10-Q for the 2019 interim periods by restating our prior-period 2018 interim financial statements for comparative purposes. The consolidated financial statements for 2017 and prior will not be modified as such errors are immaterial to those periods.

As described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Papa John’s International, Inc. and subsidiaries (the “Company”) as of December 30, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ (deficit), and cash flows for the year ended December 30, 2018, and the related notes and financial statement Schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018, and the results of its operations and its cash flows for the year ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2019, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to variable interest entity and consolidation matters, as to which the date is May 7, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of the new revenue standard.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Louisville, Kentucky
March 8, 2019, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to variable interest entity and consolidation matters, as to which the date is May 7, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Papa John’s International, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Papa John’s International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 30, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ (deficit), and cash flows for the year ended December 30, 2018, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements), and our report dated March 8, 2019, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to variable interest entity and consolidation matters, as to which the date is May 7, 2019, expressed an unqualified opinion on those consolidated financial statements.

In our report dated March 8, 2019, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, the Company subsequently identified material weaknesses in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting, as of December 30, 2018, as presented herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to ineffective controls over not engaging appropriate technical expertise to evaluate variable interest entity and consolidation matters resulting in the failure to consolidate the Papa John’s Marketing Fund, Inc. (PJMF) which also resulted in not maintaining effective controls over financial reporting related to PJMF have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on our Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Louisville, Kentucky
March 8, 2019, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to variable interest entity and consolidation matters, as to which the date is May 7, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Papa John’s International, Inc. and Subsidiaries

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

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Subsequent to this evaluation, our CEO and CFO re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 30, 2018 because of the identification of material weaknesses in our internal control over financial reporting relating to the consolidation of a variable interest entity (“VIE”) as described below. The relevant accounting literature governing VIEs is highly complex and requires the exercise of significant judgment in determining whether an entity is a VIE and whether that VIE should be consolidated.  Future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, beginning with the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, will reflect the consolidation of PJMF.   This will include the correction of  the immaterial errors in our interim 2018 financial statements in each of our Quarterly Reports on Form 10-Q for the 2019 interim periods by restating our prior-period 2018 interim financial statements for comparative purposes. The consolidated financial statements for 2017 and prior will not be modified in future Annual Reports as such errors are immaterial to those periods.

In the Company’s Quarterly Reports on Form 10-Q for the quarters ended April 1, 2018, July 1, 2018 and September 30, 2018, the CEO and CFO had concluded that the Company’s disclosure controls and procedures were effective for such quarterly periods.  In light of the material weaknesses in our internal control over financial reporting relating to the consolidation of a VIE that existed at the end of such quarterly periods, the CEO and CFO re-evaluated the conclusions regarding the Company’s disclosure controls and procedures for the quarterly periods ended April 1, 2018, July 1, 2018 and September 30, 2018 and concluded that the Company’s disclosure controls and procedures were also not effective as of such dates because of the material weaknesses in our internal control over financial reporting described below that existed at that time.

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

Under the supervision and with the participation of our management, including our CEO and CFO, subsequent to the Original Filing, we re-evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). This evaluation included consideration of an error related to our VIE consolidation accounting for the Papa John’s Marketing Fund, Inc (“PJMF”), which had not been consolidated since its inception in 1991, as historically disclosed in the Notes to the Financial Statements.  Our control to review VIEs and determine whether to consolidate PJMF failed in this instance because we did not appropriately conclude when considering all the significant activities of PJMF, as defined by the applicable accounting guidance.

As a result, the Company determined that material weaknesses existed in the Company’s internal control over financial reporting, as follows:

•

The Company did not engage third-party technical expertise to augment internal resources to evaluate complex VIE and consolidation matters related to PJMF. This resulted in the failure to consolidate the results of PJMF.

•

Due to the prior decision not to consolidate PJMF, the Company did not maintain the level of internal controls required under the 2013 Framework, which resulted in ineffective internal controls over financial reporting related to PJMF.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

While the control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements for any periods through and including the fiscal year ended December 30, 2018, they did represent material weaknesses as of December 30, 2018, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The effectiveness of internal control over financial reporting has also been audited by KPMG LLP, an independent registered public accounting firm, who has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 30, 2018 as stated in their report that is included herein.

Remediation Plan

As previously noted, 2018 results, and all future results of PJMF, will be included in the Company’s consolidated financial statements beginning with the first quarter ended March 31, 2019.  The Company has already engaged a third-party expert to assist with a complex VIE accounting matter in the second fiscal quarter of 2019, and for future assessments of VIEs and complex consolidation matters, we will retain additional third-party technical expertise to augment internal resources utilized for analysis of the technical accounting aspects of the VIE accounting.  In addition, management is taking steps to enhance the internal control over financial reporting for PJMF. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. However, we believe that the remediation efforts we are implementing for PJMF are significant improvements to our processes and controls, which address the material weaknesses.

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

Except for the foregoing, there were no changes in our internal control over financial reporting during the quarter ended December 30, 2018 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 16. Summary

None.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Our Amended and Restated Certificate of Incorporation. Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2014 is incorporated herein by reference.

3.2	Our Amended and Restated By-Laws. Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015 is incorporated herein by reference.

3.3

Certificate of Designation of Series B Convertible Preferred Stock of Papa John’s International, Inc.  Exhibit 3.1 to our report on Form 8-K as filed on February 4, 2019 is incorporated herein by reference.

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

4.3

Amendment No. 2 to Rights Agreement dated as of March 6, 2019 by and between Papa John’s International, Inc. and Computershare Trust Company, N.A. as rights agent.  Exhibit 4.1 to our report on Form 8-K as filed on March 6, 2019 is incorporated herein by reference.

4.4	Form of Rights Certificate. Exhibit 4.2 to our report on Form 8-K as filed on July 23, 2018 is incorporated herein by reference.

4.5	Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 is incorporated herein by reference.

10.1

Form of Papa John’s International, Inc. Director Indemnification Agreement. Exhibit 10.1 to our Annual Report on Form 10-K for the fixcal year ended December 30, 2018 is incorporated herein by reference.

10.2

Form of Papa John’s International, Inc. Officer Indemnification Agreement.  Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 is incorporate herein by reference.

10.3

Indemnification Agreement between Papa John’s International, Inc. and John H. Schnatter effective August 6, 2003.  Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

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

10.9*

Amendment to Employment Agreement between Papa John’s International, Inc. and Steve M. Ritchie effective May 3, 2018. Exhibit 10.1 to our report on Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2018 is incorporated herein by reference.

10.10*

Employment Agreement between Papa John’s International, Inc. and Steve M. Ritchie effective March 1, 2015.  Exhibit 10.1 to our report on Form 10-K as filed on February 24, 2015 is incorporated herein by reference.

10.11*

Employment Agreement between Papa John’s International, Inc. and Michael R. Nettles effective February 1, 2017.  Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 is incorporated herein by reference.

10.12*

Employment Agreement between Papa John’s International, Inc. and Joseph H. Smith IV effective May 3, 2018. Exhibit 10.1 to our report on Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2018, is incorporated herein by reference.

10.13*

Employment Agreement between Papa John’s International, Inc. and Caroline Miller Oyler effective December 5, 2015.  Exhibit 10.13 to our Annual report on Form 10-K for the fiscal year ended December 30, 2018 is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

10.14*

Employment Agreement between Papa John’s International, Inc. and Jack Swaysland effective April 18, 2017.  Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 is incorporated herein by reference.

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

10.17

Credit Agreement, dated August 30, 2017, by and among Papa John’s International Inc., as borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders (Conformed copy through amendment no. 2).  Exhibit 10.4 to our report on Form 10-K as filed on February 27, 2018 is incorporated herein by reference.

10.18

Amendment No. 3 to Credit Agreement, dated October 9, 2018, by and among Papa John’s International, Inc. as borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders. Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 is incorporated herein by reference.

10.19

Amendment No. 4 to Credit Agreement, dated February 1, 2019, by and among Papa John’s International, Inc. as borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders.  Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 is incorporated herein by reference.

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

Exhibit
Number	Description of Exhibit

10.26*	Papa John’s International, Inc. Change of Control Severance Plan. Exhibit 10.1 to our report on Form 8-K as filed on November 2, 2018 is incorporated herein by reference.

10.27*	Amendment to Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.2 to our report on Form 8-K as filed on November 2, 2018 is incorporated herein by reference.

10.28*	Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 10-Q filed on May 1, 2012 is incorporated herein by reference.

21	Subsidiaries of the Company. Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 is incorporated herein by reference.

23.1	Consent of KPMG LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Annual Report on Form 10-K/A of Papa John’s International, Inc. for the year ended December 30, 2018, filed on May 7, 2019 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2019		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ Steve M. Ritchie
Steve M. Ritchie
President and Chief Executive Officer