Form 10-Q
period 2019-03-31
PAPA JOHNS INTERNATIONAL INC
filed 2019-05-07
CIK 901491

PIZZA

PAPA JOHN'S®

BETTER INGREDIENTS.
BETTER PIZZA.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

At April 30, 2019, there were outstanding 31,778,648 shares of the registrant’s common stock, par value $0.01 per share.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, $0.01 par value	PZZA	The NASDAQ Stock Market LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 30,
(In thousands, except per share amounts)	2019	2018
		(Note)
Assets
Current assets:
Cash and cash equivalents	$29,273	$33,258
Accounts receivable, net	80,748	78,118
Notes receivable, net	5,983	5,498
Income tax receivable	5,431	16,146
Inventories	26,144	27,203
Prepaid expenses	22,488	30,376
Other current assets	18,582	5,678
Assets held for sale	10,765	—
Total current assets	199,414	196,277
Property and equipment, net	217,437	226,894
Right-of-use assets	150,216	—
Notes receivable, less current portion, net	23,607	23,259
Goodwill	83,193	84,516
Deferred income taxes, net	1,244	1,137
Other assets	63,957	63,814
Total assets	$739,068	$595,897

Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$35,214	$27,106
Income and other taxes payable	7,336	6,590
Accrued expenses and other current liabilities	120,975	129,167
Deferred revenue current	2,516	2,598
Current lease liabilities	22,546	—
Current portion of long-term debt	29,982	20,009
Total current liabilities	218,569	185,470
Deferred revenue	18,562	20,674
Long-term lease liabilities	130,391	—
Long-term debt, less current portion, net	346,433	601,126
Deferred income taxes, net	5,835	7,852
Other long-term liabilities	75,887	79,324
Total liabilities	795,677	894,446

Series B Convertible Preferred Stock; $0.01 par value; 260.0 shares authorized, 252.5 shares issued and outstanding at March 31, 2019; no shares issued at December 30, 2018	251,303	—
Redeemable noncontrolling interests	5,346	5,464

Stockholders’ (deficit):
Common stock ($0.01 par value per share; issued 44,303 at March 31, 2019 and 44,301 at December 30, 2018)	443	443
Additional paid-in capital	193,243	192,984
Accumulated other comprehensive (loss)	(4,846)	(3,143)
Retained earnings	231,439	242,182
Treasury stock (12,883 shares at March 31, 2019 and 12,929 shares at December 30, 2018, at cost)	(748,995)	(751,704)
Total stockholders’ (deficit)	(328,716)	(319,238)
Noncontrolling interests in subsidiaries	15,458	15,225
Total stockholders’ (deficit)	(313,258)	(304,013)
Total liabilities, redeemable noncontrolling interests, Series B preferred stock and stockholders’ (deficit)	$739,068	$595,897

Note:  The Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements, restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See Note 2 of “Notes to Condensed Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In thousands, except per share amounts)	2019	2018
		(Note)
Revenues:
Domestic Company-owned restaurant sales	$161,803	$190,242
North America franchise royalties and fees	17,530	24,806
North America commissary	148,904	161,713
International	25,667	30,114
Other revenues	44,501	43,247
Total revenues	398,405	450,122
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	133,053	157,574
North America commissary	138,557	151,681
International expenses	14,305	19,030
Other expenses	44,097	42,367
General and administrative expenses	51,135	39,996
Depreciation and amortization	11,749	11,539
Total costs and expenses	392,896	422,187
Refranchising and impairment gains/(losses), net	—	204
Operating income	5,509	28,139
Net interest expense	(6,276)	(5,075)
(Loss) income before income taxes	(767)	23,064
Income tax expense	831	4,978
Net (loss) income before attribution to noncontrolling interests	(1,598)	18,086
Income attributable to noncontrolling interests	(133)	(643)
Net (loss) income attributable to the Company	$(1,731)	$17,443

Calculation of income for earnings per share:
Net (loss) income attributable to the Company	$(1,731)	$17,443
Preferred stock dividends	(2,070)	—
Net income attributable to participating securities	—	(75)
Net (loss) income attributable to common shareholders	$(3,801)	$17,368

Basic (loss) earnings per common share	$(0.12)	$0.52
Diluted (loss) earnings per common share	$(0.12)	$0.52

Basic weighted average common shares outstanding	31,554	33,279
Diluted weighted average common shares outstanding	31,554	33,552

Dividends declared per common share	$0.225	$0.225

Note:  The Condensed Consolidated Statement of Operations is unaudited and has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See Note 2 of “Notes to Condensed Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In thousands)	2019	2018
		(Note)
Net (loss) income before attribution to noncontrolling interests	$(1,598)	$18,086
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	1,733	1,983
Interest rate swaps (1)	(3,955)	6,718
Other comprehensive (loss) income, before tax	(2,222)	8,701
Income tax effect:
Foreign currency translation adjustments	(399)	(473)
Interest rate swaps (2)	918	(1,545)
Income tax effect (3)	519	(2,018)
Other comprehensive (loss) income, net of tax	(1,703)	6,683
Comprehensive (loss) income before attribution to noncontrolling interests	(3,301)	24,769
Less: comprehensive loss (income), redeemable noncontrolling interests	119	(344)
Less: comprehensive income, nonredeemable noncontrolling interests	(252)	(299)
Comprehensive (loss) income attributable to the Company	$(3,434)	$24,126

(1)

Amounts reclassified out of accumulated other comprehensive income (loss) into net interest income included $148 for the three months ended March 31, 2019 and net interest expense of $108 for the three months ended April 1, 2018.

(2)

The income tax effects of amounts reclassified out of accumulated other comprehensive income (loss) into net interest income was $94 for the three months ended March 31, 2019 and net interest expense was $25 for the three months ended April 1, 2018.

(3)

As of January 1, 2018, we adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” and reclassified stranded tax effects of approximately $455 to retained earnings in the first quarter of 2018.

Note: The Condensed Consolidated Statement of Comprehensive (Loss) Income is unaudited and has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See Note 2 of “Notes to Condensed Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated				Total
	Stock		Additional	Other			Noncontrolling	Stockholders’
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Equity
(In thousands)	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	(Deficit)
Balance at December 30, 2018 (Restated)	31,372	$443	$192,984	$(3,143)	$242,182	$(751,704)	$15,225	$(304,013)
Net loss (1)	—	—	—	—	(1,731)	—	252	(1,479)
Other comprehensive loss	—	—	—	(1,703)	—	—	—	(1,703)
Cash dividends on common stock	—	—	36	—	(7,161)	—	—	(7,125)
Cash dividends on preferred stock	—	—	—	—	(2,040)	—	—	(2,040)
Exercise of stock options	3	—	51	—	—	—	—	51
Tax effect of equity awards	—	—	(869)	—	—	—	—	(869)
Stock-based compensation expense	—	—	3,731	—	—	—	—	3,731
Issuance of restricted stock	42	—	(2,454)	—	—	2,454	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(19)	(19)
Other	3	—	(236)	—	189	255	—	208
Balance at March 31, 2019	31,420	$443	$193,243	$(4,846)	$231,439	$(748,995)	$15,458	$(313,258)

(1)	Net loss to the Company at March 31, 2019 excludes $133 allocable to the noncontrolling interests for our joint venture arrangements.

At March 31, 2019, the accumulated other comprehensive loss of $4,846 was comprised of net unrealized foreign currency translation loss of $5,525, partially offset by net unrealized gain on the interest rate swap agreements of $679.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

(Unaudited)

	Papa John’s International, Inc. (Note)
	Common			Accumulated				Total
	Stock		Additional	Other			Noncontrolling	Stockholders’
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Equity
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	(Deficit)
Balance at December 31, 2017	33,931	$442	$184,785	$(2,117)	$292,251	$(597,072)	$15,757	$(105,954)
Cumulative effect of adoption of ASU 2014-09 (1)	—	—	—	—	(24,359)	—	—	(24,359)
Adjusted balance at January 1, 2018	33,931	442	184,785	(2,117)	267,892	(597,072)	15,757	(130,313)
Net income (2)	—	—	—	—	17,443	—	344	17,787
Other comprehensive income	—	—	—	6,683	—	—	—	6,683
Adoption of ASU 2018-02 (3)	—	—	—	(455)	455	—	—	—
Cash dividends on common stock	—	—	36	—	(7,569)	—	—	(7,533)
Exercise of stock options	42	1	1,769	—	—	—	—	1,770
Tax effect of equity awards	—	—	(1,342)	—	—	—	—	(1,342)
Acquisition of Company common stock	(2,001)	—	(22,000)	—	—	(119,736)	—	(141,736)
Stock-based compensation expense	—	—	2,475	—	—	—	—	2,475
Issuance of restricted stock	48	—	(2,517)	—	—	2,517	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(432)	(432)
Other	3	—	(8)	(1)	507	194	589	1,281
Balance at April 1, 2018	32,023	$443	$163,198	$4,110	$278,728	$(714,097)	$16,258	$(251,360)

(1)	As of January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers”.
(2)	Net income to the Company at April 1, 2018 excludes $643 allocable to the noncontrolling interests for our joint venture arrangements.
(3)

As of January 1, 2018, the Company adopted ASU 2018-02, “Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income,” and reclassified stranded tax effects of approximately $455 to retained earnings in the first quarter of 2018.

At April 1, 2018, the accumulated other comprehensive gain of $4,110 was comprised of net unrealized gain on the interest rate swap agreements of $5,666, partially offset by net unrealized foreign currency translation loss of $1,556.

Note: The Condensed Consolidated Statement of Stockholders’ Equity (Deficit) is unaudited and has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See Note 2 of “Notes to Condensed Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In thousands)	2019	2018
		(Note)
Operating activities
Net (loss) income before attribution to noncontrolling interests	$(1,598)	$18,086
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for uncollectible accounts and notes receivable	(50)	1,539
Depreciation and amortization	11,749	11,539
Deferred income taxes	(1,309)	(2,004)
Preferred stock option mark-to-market adjustment	5,914	—
Stock-based compensation expense	3,731	2,475
Gain on refranchising	—	(204)
Other	838	1,903
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,443)	2,675
Income tax receivable	10,715	3,899
Inventories	810	2,193
Prepaid expenses	7,888	555
Other current assets	(13,855)	(1,264)
Other assets and liabilities	(3,258)	475
Accounts payable	8,108	2,563
Income and other taxes payable	746	(466)
Accrued expenses and other current liabilities	(11,003)	(3,759)
Deferred revenue	(2,170)	(3,474)
Net cash provided by operating activities	13,813	36,731
Investing activities
Purchases of property and equipment	(8,658)	(9,320)
Loans issued	(859)	(563)
Repayments of loans issued	925	1,636
Proceeds from divestitures of restaurants	—	3,690
Other	329	114
Net cash used in investing activities	(8,263)	(4,443)
Financing activities
Proceeds from issuance of preferred stock	252,530	—
Repayments of term loan	(5,000)	(5,000)
Net proceeds (repayments) of revolving credit facilities	(240,026)	140,308
Dividends paid to common stockholders	(7,125)	(7,565)
Dividends paid to preferred stockholders	(2,040)	—
Issuance costs associated with preferred stock	(7,179)	—
Tax payments for equity award issuances	(869)	(1,342)
Proceeds from exercise of stock options	51	1,770
Acquisition of Company common stock	—	(141,736)
Distributions to noncontrolling interest holders	(19)	(432)
Other	50	183
Net cash used in financing activities	(9,627)	(13,814)
Effect of exchange rate changes on cash and cash equivalents	92	119
Change in cash and cash equivalents	(3,985)	18,593
Cash and cash equivalents at beginning of period	33,258	27,891
Cash and cash equivalents at end of period	$29,273	$46,484

Note: The Condensed Consolidated Statement of Cash Flows is unaudited and has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See Note 2 of “Notes to Condensed Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2019

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2019.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K/A for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 30, 2018.

2.Update to Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include allowance for doubtful accounts and notes receivable, intangible assets, contract assets and contract liabilities, including the online customer loyalty program obligation, right-of-use assets and lease liabilities, gift card breakage, insurance reserves and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction

Papa John’s domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation that is designed to break even as it spends all annual contributions received from the system.  PJMF collects a percentage of revenues from Company-owned and franchised restaurants in the United States for the purpose of designing and administering advertising and promotional programs. PJMF is a variable interest entity (“VIE”) that funds its operations with ongoing financial support and contributions from the domestic restaurants, of which approximately 80% are franchised.

During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of PJMF and determined that the Company has the power to control certain significant activities of PJMF, as defined by Accounting Standards Codification 810 (“ASC 810”), Consolidations.  Therefore, the Company is the primary beneficiary of the VIE, and per ASC 810, must consolidate the VIE.  Prior to 2019, the Company did not consolidate PJMF.  The Company has concluded the previous accounting policy to not consolidate PJMF was an immaterial error and has determined that PJMF should be consolidated.  The Company has corrected this immaterial error by restating the 2018 condensed consolidated financial statements and related notes included herein to include PJMF. Notes 5, 6, 9, 11, 13 and 14 have been updated to reflect the immaterial restatement.

The immaterial impacts of this error correction in fiscal year 2018 are as follows:

Condensed Consolidated Balance Sheet (unaudited)
	December 30, 2018
(In thousands)	As Reported	Change	As Restated
Cash and cash equivalents	$19,468	$13,790	$33,258
Accounts receivable, net	67,854	10,264	78,118
Income tax receivable	16,073	73	16,146
Prepaid expenses	29,935	441	30,376
Other current assets	5,677	1	5,678
Total current assets	171,708	24,569	196,277
Deferred income taxes, net	756	381	1,137
Total assets	570,947	24,950	595,897
Accounts payable	29,891	(2,785)	27,106
Accrued expenses and other current liabilities	105,712	23,455	129,167
Deferred revenue current	2,443	155	2,598
Current portion of long-term debt	20,000	9	20,009
Total current liabilities	164,636	20,834	185,470
Deferred revenue	14,679	5,995	20,674
Total liabilities	867,617	26,829	894,446
Retained earnings	244,061	(1,879)	242,182
Total stockholders' equity (deficit)	(302,134)	(1,879)	(304,013)
Total liabilities, redeemable noncontrolling interests, Series B preferred stock and stockholders' equity (deficit)	570,947	24,950	595,897

Condensed Consolidated Statements of Operations:
	Three Months Ended April 1, 2018
(In thousands, except per share amounts)	As Reported	Change	As Restated
Other revenues	$20,494	$22,753	$43,247
Total revenues	427,369	22,753	450,122
Domestic Company-owned restaurant expenses	157,319	255	157,574
Other expenses	20,958	21,409	42,367
General and administrative expenses	39,729	267	39,996
Total costs and expenses	400,256	21,931	422,187
Operating income	27,317	822	28,139
Net interest expense	(4,955)	(120)	(5,075)
(Loss) income before income taxes	22,362	702	23,064
Income tax expense	4,982	(4)	4,978
Net (loss) income before attribution to noncontrolling interests	17,380	706	18,086
Net (loss) income attributable to the Company	16,737	706	17,443

Net (loss) income attributable to common shareholders	16,662	706	17,368

Basic (loss) earnings per common share	0.50	0.02	0.52
Diluted (loss) earnings per common share	0.50	0.02	0.52

Condensed Consolidated Statement of Cash Flows
	Three Months Ended April 1, 2018
(In thousands, except per share amounts)	As Reported	Change	As Restated
Operating activities
Net income before attribution to noncontrolling interests	$17,380	$706	$18,086
Accounts receivable	86	2,589	2,675
Income tax receivable	3,903	(4)	3,899
Prepaid expenses	(217)	772	555
Other current assets	5,097	(6,361)	(1,264)
Other assets and liabilities	(514)	989	475
Accounts payable	1,209	1,354	2,563
Income and other taxes payable	(466)	-	(466)
Accrued expenses and other current liabilities	(3,103)	(656)	(3,759)
Deferred revenue	220	(3,694)	(3,474)
Net cash provided by operating activities	41,036	(4,305)	36,731
Financing activities
Net proceeds (repayments) of revolving credit facilities	127,000	13,308	140,308
Net cash used in financing activities	(27,122)	13,308	(13,814)
Change in cash and cash equivalents	9,590	9,003	18,593
Cash and cash equivalents at beginning of period	22,345	5,546	27,891
Cash and cash equivalents at end of period	31,935	14,549	46,484

Noncontrolling Interests

Papa John’s has three joint venture arrangements in which there are noncontrolling interests held by third parties that include 183 restaurants at March 31, 2019. We are required to report the consolidated net income (loss) at amounts attributable to the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Condensed Consolidated Statements of Operations attributable to the noncontrolling interest holders.

The income before income taxes attributable to these joint ventures for the three months ended March 31, 2019 and April 1, 2018 was as follows (in thousands):

	Three Months Ended
	March 31,	April 1,
	2019	2018

Papa John’s International, Inc.	$464	$1,295
Noncontrolling interests	133	643
Total income before income taxes	$597	$1,938

The following summarizes the redemption feature, location and related accounting within the Condensed Consolidated Balance Sheets for these joint venture arrangements:

Type of Joint Venture Arrangement	Location within the Balance Sheets	Recorded Value

Joint venture with no redemption feature	Permanent equity	Carrying value
Joint ventures with option to require the Company to purchase the noncontrolling interest - not currently redeemable	Temporary equity	Carrying value

Revenue Recognition

Other Revenues

Franchise Marketing Fund revenues represent contributions collected by PJMF and various other international and domestic marketing funds (“Co-op” or “Co-operative”) where we have determined for purposes of accounting that we have control over the activities of the funds.  PJMF funds its operations with ongoing financial support and contributions from the domestic restaurants, of which approximately 80% are franchised restaurant members.  Contributions are based on a percentage of monthly restaurant sales and are billed monthly.  Advertising fund contributions and expenditures are reported on a gross basis in the Condensed Consolidated Statements of Operations.  For interim reporting purposes, PJMF and Co-op advertising costs are accrued and expensed when the related franchise advertising revenues are recognized.

The Company and its franchisees sell gift cards that are redeemable for products in our restaurants.  A subsidiary of PJMF manages the gift card program, and therefore, collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their restaurants. A liability for unredeemed gift cards is included in Deferred revenue in the Condensed Consolidated Balance Sheets.  Gift card redemption revenues, which are based on a percentage of the franchise restaurant sales generated by the gift card, are recognized as gift cards are redeemed by customers.

There are no expiration dates and we do not deduct non-usage fees from outstanding gift cards.  While the franchisees continue to honor all gift cards presented for payment, the likelihood of redemption may be determined to be remote for certain cards due to long periods of inactivity.  In these circumstances, the Company recognizes breakage revenue for amounts not subject to unclaimed property laws. Based upon our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote.  Breakage revenue is recognized over time in proportion to estimated redemption patterns.  Commissions on gift cards sold by third parties are recorded as a reduction to Deferred revenue and a reduction to Other revenue based, upon estimated redemption patterns.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax attribute carryforwards (e.g., net operating losses, capital losses, and foreign tax credits). The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize.  As of March 31, 2019, we had a net deferred liability of approximately $4.6 million.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues on a quarterly basis to adjust for events, such as statute of limitations expirations, court or state rulings or audit settlements, which may impact our ultimate payment for such exposures.

Fair Value Measurements and Disclosures

The Company is required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity specific measurement. The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of our notes receivable, net of allowances, also approximates fair value. The fair value of the amounts outstanding under our term debt and revolving credit facility approximate their carrying values due to the variable market-based interest rate (Level 2).

Certain assets and liabilities are measured at fair value on a recurring basis and are required to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets that were measured at fair value on a recurring basis as of March 31, 2019 and December 30, 2018 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
March 31, 2019
Financial assets:
Cash surrender value of life insurance policies (a)	$31,080	$31,080	$—	$—
Interest rate swaps (b)	396	—	396	—

December 30, 2018
Financial assets:
Cash surrender value of life insurance policies (a)	$27,751	$27,751	$—	$—
Interest rate swaps (b)	4,905	—	4,905	—

(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)

The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Our assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2019 include assets and liabilities held for sale.  The fair value was determined using a market-based approach with unobservable inputs (Level 3) less any estimated selling costs.

Accounting Standards Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and financing leases with lease terms greater than twelve months.  The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment for prepaid and deferred rent and tenant incentives.  For income statement purposes, leases will continue to be classified as operating or financing with lease expense in both cases calculated substantially the same as under the prior leasing guidance.

The Company adopted Topic 842 as of December 31, 2018 (the first day of fiscal 2019).  See Notes 3 and 4 for additional information.

Disclosure Update and Simplification

In August 2018, the Securities and Exchange Commission (“SEC”) issued SEC Release No. 33-10532, Disclosure Update and Simplification, which updates and simplifies certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The update also expanded the disclosure requirements related to the analysis of stockholders' equity (deficit) for interim financial statements requiring an analysis of changes in each caption of stockholders' equity (deficit) presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income (loss) is required to be filed. This rule became effective on November 5, 2018, and as a result, the Company has included the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2019 and April 1, 2018 in this quarterly report on Form 10Q.

Accounting Standards to be Adopted in Future Periods

Financial Instruments  – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected versus incurred losses for financial assets held.  ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. The Company is currently assessing the impact of adopting this standard on our condensed consolidated financial statements.

Cloud Computing

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Companies can choose to adopt the new guidance prospectively or retrospectively. The Company is currently in the process of evaluating the effects of this pronouncement on our condensed consolidated financial statements.

3.  Adoption of ASC 842, “Leases”

The Company adopted ASU 2016-02 “Leases (Topic 842)” along with related clarifications and improvements effective at the beginning of fiscal 2019, using the modified retrospective transition method.  There was no cumulative-effect adjustment to the Company's Condensed Consolidated Balance Sheet as of December 31, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company has significant leases that include most domestic Company-owned restaurant and commissary locations.  Other domestic leases include tractor and trailer leases and other equipment used by our commissaries.  Additionally, the Company leases a significant number of restaurants within the United Kingdom; these restaurants are then subleased to the franchisees.  The Company’s leases are classified as operating leases and are included in the lease Right-of-use assets, Current lease liabilities, and Long-term lease liabilities captions on the Company’s Condensed Consolidated Balance Sheet.

Under the new guidance, right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease terms at the commencement dates.  The Company uses its incremental borrowing rates as the discount rate for its leases, which is equal to the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. We have elected to use the portfolio approach in determining our incremental borrowing rate. The incremental borrowing rate for all existing leases as of the opening balance sheet date was based upon the remaining terms of the leases; the incremental borrowing rate for all new or amended leases is based upon the lease terms.  The lease terms for all the Company’s leases include the contractually obligated period of the leases, plus any additional periods covered by a Company options to extend the leases that the Company is reasonably certain to exercise.

The Company has elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward our prior lease classifications under ASC 840, “Leases” (“Topic 840”). We elected to combine lease and non-lease components and have not elected the hindsight practical expedient.  Based upon the practical expedient election, leases with an initial term of 12 months or less, but greater than one month, will also not be recorded on the balance sheet for select asset classes.

Adoption of Topic 842 did not have a material impact on our annual operating results or cash flows. Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating costs or General and administrative expense.  Variable lease payments are expensed as incurred.

The effects of the changes made to the Company’s Condensed Consolidated Balance Sheet as of December 31, 2018 for the adoption of Topic 842 is as follows (in thousands):

	Balance at December 30, 2018	Adjustments due to Topic 842		Balance at December 31, 2018
Assets
Current assets:
Prepaid expenses	$30,376	$(4,669)	(a)	$25,707
Other assets:
Right-of-use assets	-	161,027	(b)	161,027
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current lease liabilities	-	25,348	(c)	25,348
Long-term liabilities:
Long-term lease liabilities	-	137,511	(d)	137,511
Other long-term liabilities	79,324	(6,501)	(e)	72,823

(a)	Represents the amount of first quarter 2019 rents that were prepaid as of December 30, 2018 and reclassified to operating lease right-of-use assets
(b)

Represents the recognition of right-of-use assets, which are calculated as the initial operating lease liabilities, reduced by the year-end 2018 net carrying amounts of prepaid and deferred rent and tenant incentive liabilities

(c)	Represents the current portion of operating lease liabilities
(d)	Represents the recognition of operating lease liabilities, net of current portion
(e)	Represents the net carrying amount of deferred rent liabilities and tenant incentive liabilities, which have been reclassified to operating lease right-of-use assets

Changes in lessor accounting under the new standard do not have a significant financial impact.  Sublease revenue will continue to be reported as rental income in Other Revenues in the Condensed Consolidated Statements of Operations.

4.    Leases

The Company has significant leases that include most domestic Company-owned restaurant and commissary locations.  Other domestic leases include tractor and trailer leases used by our distribution subsidiary as well as commissary equipment.  Additionally, the Company leases a significant number of restaurants within the United Kingdom; these restaurants are then subleased to the franchisees.  The Company’s leases are classified as operating leases, with terms as follows:

Average lease term
Domestic Company-owned restaurants	Five years, plus at least one renewal
United Kingdom franchise-owned restaurants	15 years
Domestic commissary locations	10 years, plus at least one renewal
Domestic and international tractors and trailers	Five to seven years
Domestic and international commissary and office equipment	Three to five years

The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right-of-use asset and a lease liability at the lease commencement date.  Leases with an initial term of 12 months or less but greater than one month are not recorded on the balance sheet for select asset classes.  The lease liability is measured at the present value of future lease payments as of the lease commencement date, or the opening balance sheet date for leases existing at adoption of Topic 842.  The right-of-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives.

Certain leases provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index.  Future base rent escalations that are not contractually quantifiable as of the lease commencement date are not included in our lease liability.

The following schedule details the total operating lease assets and liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2019 and the date of adoption on December 31, 2018:

Leases		March 31,	December 31,
(thousands)	Classification	2019	2018
Assets
Operating lease assets, net	Right-of-Use Assets	$150,216	$161,027
Operating lease assets, net	Assets Held for Sale	3,900	—
Total lease assets		$154,116	$161,027
Liabilities
Current Operating	Current Lease Liabilities	22,546	25,348
Noncurrent Operating	Long-term Lease Liabilities	130,391	137,511
Operating leases held for sale	Accrued Expenses and other current liabilities	4,065	—
Total lease liabilities		$157,002	$162,859

Operating lease assets are recorded net of accumulated amortization of $7.5 million as of March 31, 2019.

Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Lease expense is comprised of operating lease costs, short-term lease costs, and variable lease costs, which are primarily comprised of common area maintenance, real estate taxes, and insurance for the Company’s real estate leases.  Lease costs also include variable rent, which is primarily related to the Company’s supply chain tractor and trailer leases that are based on a rate per mile.  Lease expense for the first quarter of 2019 is as follows:

Three Months Ended
(in thousands)	March 31, 2019
Operating lease cost	$10,794
Short-term lease cost	791
Variable lease cost	2,646
Total lease costs	$14,231
Sublease income	(2,339)
Total lease costs, net of sublease income	$11,892

Future minimum lease payments and sublease income under contractually-obligated leases as of March 31, 2019 are as follows (in thousands):

Fiscal Year	Lease Costs	Expected Sublease Income
Remainder of 2019	$26,018	$6,463
2020	35,361	8,259
2021	30,600	7,981
2022	25,042	7,719
2023	19,223	7,463
Thereafter	67,133	44,077
Total future minimum lease payments	203,377	81,962
Less imputed interest	(46,375)	—
Less lease liabilities held for sale (1)	(4,065)	—
Total present value of Lease Liabilities	$152,937	$81,962

(1)	Lease liabilities of $4.1 million are separately reported in the Company’s Condensed Consolidated Balance Sheets under the caption “Accrued expenses and other current liabilities”.

Future minimum lease payments and sublease income under contractually-obligated leases as of December 30, 2018 were as follows:

Fiscal Year	Lease Costs	Expected Sublease Income
2019	$40,834	$8,079
2020	36,631	8,061
2021	31,159	7,818
2022	25,188	7,462
2023	18,694	7,182
Thereafter	57,304	42,518
Total future minimum lease payments	209,810	81,120

As of March 31, 2019, the Company had operating leases for approximately 65 new tractor trailers, which have not yet commenced and have a collective estimated future rental commitment of approximately $12 million.  These leases will have terms up to seven years.  Amounts related to these trucks are not included in the future minimum lease payments schedule above.

Lessor Operating Leases

We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases.  At March 31, 2019, we leased and subleased approximately 350 Papa John’s restaurants to franchisees in the United Kingdom.  The initial lease terms on the franchised sites in the United Kingdom are generally 15 years.  The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion.  Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms, in accordance with Topic 842, similar to previous guidance.

Lease guarantees

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 97 domestic leases. These leases have varying terms, the latest of which expires in 2033.  As of March 31, 2019, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $10.9 million.  This contingent liability is not included in the Condensed Consolidated Balance Sheet or future minimum lease obligation.  The fair value of the guarantee is not material.

There were no leases recorded between related parties.

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases for the periods reported is as follows:

Three Months Ended
(in thousands, except for weighted-average amounts)	March 31, 2019
Cash paid for operating lease liabilities	$10,116
Right-of-use assets obtained in exchange for new operating lease liabilities	1,040
Cash received from sublease income	2,061

Weighted-average remaining lease term of operating leases	7.34
Weighted-average discount rate of operating leases	6.91%

5.    Papa John’s Marketing Fund, Inc.

PJMF collects a percentage of revenues from Company-owned and franchised restaurants in the United States, for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants.  Contributions and expenditures are reported on a gross basis in the Consolidated Statements of Operations within Other Revenues and Other Expenses.

Assets and liabilities of PJMF, which are restricted in their use, included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 30,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$5,013	$13,790
Accounts receivable, net	10,243	10,264
Income tax receivable	66	73
Prepaid expenses	69	441
Other current assets	14,124	1
Total current assets	29,515	24,569
Deferred income taxes, net	381	381
Total assets	$29,896	$24,950

Liabilities
Current liabilities:
Accounts payable	$8,423	$20
Accrued expenses and other current liabilities	11,537	23,455
Deferred revenue current	97	155
Current portion of long-term debt	9,982	9
Total current liabilities	30,039	23,639
Deferred revenue	4,744	5,995
Total liabilities	$34,783	$29,634

6.    Revenue Recognition

Adoption of Topic 606

The Company adopted Topic 606 in the first quarter of 2018 with an adjustment to retained earnings to reflect the cumulative impact of adoption. The consolidation of PJMF impacted the cumulative adjustment from adoption as follows:

	January 1, 2018
(In thousands)	As Reported	As Restated

Cumulative effect of adoption of Topic 606	$(21,528)	$(24,359)

The change to the cumulative effect of adoption on retained earnings is the result of the consolidation of PJMF in the Company’s consolidated financial statements, as discussed in more detail in Notes 2 and 5.  This included a change in the timing of breakage revenue and commission expense recognition under Topic 606.

The adoption of the new guidance changed the reporting of contributions made to PJMF from franchisees and the related advertising fund expenditures, which were not previously included in the Condensed Consolidated Statements of Operations. The new guidance requires these advertising fund contributions and expenditures to be reported on a gross basis in the Condensed Consolidated Statements of Operations.

Disaggregation of Revenue

In the following table (in thousands), revenues are disaggregated by major product line. The table also includes a reconciliation of the disaggregated revenues by the reportable segment.

	Reportable Segments
	Three Months Ended March 31, 2019
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$161,803	$-	$-	$-	$-	$161,803
Commissary sales	-	194,459	-	15,866	-	210,325
Franchise royalties and fees	-	-	18,203	9,801	-	28,004
Other revenues	-	-	-	5,930	54,079	60,009
Eliminations	-	(45,555)	(673)	(97)	(15,411)	(61,736)
Total	$161,803	$148,904	$17,530	$31,500	$38,668	$398,405

	Reportable Segments
	Three Months Ended April 1, 2018
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$190,242	$-	$-	$3,453	$-	$193,695
Commissary sales	-	217,587	-	17,679	-	235,266
Franchise royalties and fees	-	-	25,825	8,982	-	34,807
Other revenues	-	-	-	5,488	54,506	59,994
Eliminations	-	(55,874)	(1,019)	(70)	(16,677)	(73,640)
Total	$190,242	$161,713	$24,806	$35,532	$37,829	$450,122

Contract Balances

Our contract liabilities primarily relate to franchise fees and unredeemed gift card liabilities, which we classify as “Deferred revenue” and customer loyalty program obligations which are classified as “Accrued expenses and other current liabilities.” During the three months ended March 31, 2019 and April 1, 2018, the Company recognized $7.4 million and $4.1 million in revenue, respectively, related to deferred revenue and the customer loyalty program.

The contract liability balances are included in the following (in thousands):

	Contract Liabilities (in thousands)
	March 31, 2019	December 30, 2018	Change
Deferred revenue	$21,078	$23,272	$(2,194)
Customer loyalty program	19,295	18,019	1,276
Total contract liabilities	$40,373	$41,291	$(918)

Our contract assets consist primarily of equipment incentives provided to franchisees.  Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the agreement.

The contract assets were approximately $6.6 million for both March 31, 2019 and December 30, 2018. For the three months ended March 31, 2019, revenue was reduced approximately $800,000 for the amortization of contract assets over the applicable contract terms.  Contract assets are included in Other Current Assets and Other Assets.

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise Fees	$2,419	$2,157	$1,951	$1,750	$1,446	$3,757	$13,480

Approximately $2.8 million of area development fees related to unopened stores and unearned royalties are included in deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift Card liabilities of approximately $4.8 million, included in deferred revenue, will be recognized at Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue when cards are redeemed at franchised restaurant locations.

As of March 31, 2019, the amount allocated to the Papa Rewards loyalty program is $19.3 million and is reflected in the Condensed Consolidated Balance Sheet as part of the contract liability included in accrued expenses and other current liabilities.  This will be recognized as revenue as the points are redeemed, which is expected to occur within the next year.

The Company applies the practical expedient in ASU paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

7.    Stockholders’ Equity / (Deficit)

Shares Authorized and Outstanding

The Company had authorized 5.0 million shares of preferred stock and 100.0 million shares of common stock. The Company’s outstanding shares of common stock, net of repurchased common stock, were 31.4 million shares at both March 31, 2019 and December 30, 2018.  The Company’s outstanding Series B Convertible Preferred Shares were 252,530 at March 31, 2019.

Share Repurchase Program

Our Board of Directors authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expired on February 27, 2019. Funding under the previous share repurchase program was provided through our credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

Cash Dividend

The Company paid dividends of approximately $9.1 million in the first quarter of 2019 consisting of the following:

•	$7.1 million paid to common stockholders ($0.225 per share);
•	$900,000 common stock “pass-through” dividends paid to preferred stockholders on an as-converted basis ($0.225 per share);
•	$1.1 million preferred dividends (3.6% of the investment per annum).

On April 30, 2019, our Board of Directors declared a second quarter dividend of $0.225 per common share (approximately $7.2 million will be paid to common stockholders and $1.1 million of “pass through” dividends to preferred stockholders on “as converted basis”).  The second quarter preferred dividend was also declared on April 30, 2019.  The common share dividend will be paid on May 24, 2019 to stockholders of record as of the close of business on May 13, 2019.  The second quarter preferred dividend of $2.3 million will be paid to preferred stockholders on July 1, 2019.

Stockholder Rights Plan

On April 30, 2019, the Company’s stockholders ratified the adoption by the Board of Directors of the Rights Agreement, dated as of July 22, 2018, as amended on February 3, 2019 and March 6, 2019 (as amended, the “Rights Agreement”). The original Rights Agreement adopted by the Board of Directors on July 22, 2018 had an expiration date of July 22, 2019 and a beneficial ownership trigger threshold of 15% (with a threshold of 31% applied to John H. Schnatter, together with his affiliates and family members). On February 3, 2019, in connection with the sale and issuance of the Series B Convertible Preferred Stock (the “Series B Preferred Stock”), to Starboard described below, the original Rights Agreement was amended to exempt Starboard from being considered an “Acquiring Person” under the Rights Agreement solely as a result of its beneficial ownership of (i) shares of common stock beneficially owned by Starboard prior to the sale and issuance of the Series B Preferred Stock, (ii) shares of Series B Preferred Stock issued or issuable to Starboard under the terms of the Securities Purchase Agreement, and (iii) shares of the common stock (or in certain circumstances certain series of preferred stock) issuable upon conversion of the Series B Preferred Stock (or certain series of preferred stock issuable on conversion thereof) pursuant to the terms of the Certificate of Designation of Series B Preferred Stock.   On March 6, 2019, the Rights Agreement was further amended to extend the term of the Rights Agreement to March 6, 2022, increase the beneficial ownership trigger threshold at which a person becomes an acquiring person from 15% to 20%, except as set forth above, and make certain other changes. In connection with the adoption of the original Rights Agreement, on July 22, 2018, the Board of Directors authorized and declared a dividend to stockholders of record at the close of business on August 2, 2018 of one preferred share purchase right (a “Right”) for each outstanding share of Papa John’s common stock.  Upon certain triggering events, each Right would entitle the holder to purchase from the Company one one-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share of the Company (“Series A Preferred Stock”) at an exercise price of $250.00 (the “Exercise Price”) per one one-thousandth of a share of Series A Preferred Stock. In addition, if a person or group acquires beneficial ownership of 20% or more of the Company’s common stock (or in the case of Mr. Schnatter, 31% or more) without prior board approval, each holder of a Right (other than the acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Exercise Price and in accordance with the terms of the Rights Agreement, a number of shares of the Company’s common stock having a market value of twice the Exercise Price.

8.    Series B Convertible Preferred Stock

On February 3, 2019, the Company entered into a Securities Purchase Agreement with Starboard Value LP (together with its affiliates, “Starboard”) pursuant to which Starboard made a $200 million strategic investment in the Company’s newly designated Series B convertible preferred stock, par value $0.01 per share, at a purchase price of $1,000 per share. In addition, on March 28, 2019, Starboard made an additional $50 million investment in the Series B Preferred Stock pursuant to an option that was included in the Securities Purchase Agreement. The Company also issued $2.5 million of Series B Preferred Stock on the same terms as Starboard to certain franchisees that represented to the Company that they qualify as an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act. The initial dividend rate on the Series B Preferred Stock is 3.6% per annum of the stated value of $1,000 per share (the “Stated Value”), payable quarterly in arrears. The Series B Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. If at any time, the Company reduces the regular dividend paid to common stockholders, the Series B Preferred Stock dividend will remain the same as if the common stock dividend had not been reduced. The Series B Preferred Stock is convertible at the option of the holders at any time into shares of common stock based on the conversion rate determined by dividing the Stated Value by $50.06.  The Series B Preferred Stock is also redeemable for cash at the option of either party from and after the eight-year anniversary of issuance, subject to certain conditions.

The Series B Preferred Stock ranks (i) senior to all of the Common Stock and any other class or series of capital stock of the Company (including the Company’s Series A Junior Participating Preferred Stock), the terms of which do not expressly provide that such class or series ranks senior to or on a parity with the Series B Preferred Stock, (ii) on a parity basis with each other class or series of capital stock hereafter issued or authorized, the terms of which expressly provide that such class or series ranks on a parity basis with the Series B Preferred Stock and (iii) on a junior basis with each other class or series of capital stock now or hereafter issued or authorized, the terms of which expressly provide that such class or series ranks on a senior basis to the Series B Preferred Stock.

Holders of the Series B Preferred Stock have the right to vote with common stockholders on an as-converted basis on all matters, without regard to limitations on conversion other than the Exchange Cap, which is equal to the issuance of greater than 19.99% of the number of shares of common stock outstanding, and subject to certain limitations in the Certificate of Designation for the Series B Preferred Stock.

Upon consummation of a change of control of the Company, the holders of Series B Preferred Stock have the right to require the Company to repurchase the Series B Preferred Stock at an amount equal to the sum of (i) the greater of (A) the Stated Value of the Series B Preferred Stock being redeemed plus accrued and unpaid dividends and interest, and (B) the Change of Control As-Converted Value with respect to the Series B Preferred Shares being redeemed and (ii) the Make-Whole Amount (as each of these terms is defined in the Certificate of Designation).

Since the holders have the option to redeem their shares of Series B Preferred Stock from and after the eight-year anniversary of issuance, which right may or may not be exercised, the stock is considered contingently redeemable and, accordingly, is classified as temporary equity of $251.3 million on the Condensed Consolidated Balance Sheet as of March 31, 2019. This amount is reported net of $7.2 million of related issuance costs.  In accordance with applicable accounting guidance, the Company also recorded a one-time mark-to-market temporary equity adjustment of $5.9 million for the increase in value for both the $50.0 million option exercised by Starboard and the shares purchased by franchisees for the period of time the option was outstanding.  The mark-to-market temporary equity adjustment was recorded in General and administrative expenses for $5.6 million (Starboard) and as a reduction to North America franchise royalties and fees of $0.3 million (Franchisees) within the Condensed Consolidated Statement of Operations with no associated tax benefit.  Over the initial 8-year term, the $251.3 million investment will be accreted to the related redemption value of approximately $252.5 million as an adjustment to Retained Earnings.

The Company paid dividends of approximately $2.0 million to Series B Preferred stockholders during the first quarter of 2019, which consisted of a $1.1 million preferred dividend and a $0.9 million “pass-through” dividend on an as-converted basis to common stock.  Dividends paid to Series B Preferred Stockholders and the related accretion are subtracted from net (loss) income attributable to the Company in determining net (loss) income attributable to common stockholders.  See Note 9 for additional information.

9.    Earnings (Loss) Per Share

We compute earnings (loss) per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common stockholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Series B Preferred stock and time-based restricted stock awards are participating securities because holders of such shares have non-forfeitable dividend rights and participate in undistributed earnings within common stock. Under the two-class method, total dividends accorded to the Series B Preferred stockholders and restricted stockholders, including common dividends and undistributed earnings allocated to participating securities are subtracted from net (loss) income attributable to the Company in determining net (loss) income attributable to common stockholders.  Additionally, any accretion to redemption value is treated as a deemed dividend in the two-class EPS calculation.

The calculations of basic and diluted (loss) earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended
	March 31,	April 1,
	2019	2018

Basic (loss) earnings per common share:
Net (loss) income attributable to the Company	$(1,731)	$17,443
Preferred stock dividends	(2,070)	—
Net income (loss) attributable to participating securities	—	(75)
Net (loss) income attributable to common shareholders	$(3,801)	$17,368

Weighted average common shares outstanding	31,554	33,279
Basic (loss) earnings per common share	$(0.12)	$0.52

Diluted (loss) earnings per common share:
Net (loss) income attributable to common shareholders	$(3,801)	$17,368

Weighted average common shares outstanding	31,554	33,279
Dilutive effect of outstanding equity awards (a)	—	273
Diluted weighted average common shares outstanding (b)	31,554	33,552
Diluted (loss) earnings per common share	$(0.12)	$0.52

(a)	Excludes 790 equity awards for the three months ended April 1, 2018 as the effect of including such awards would have been anti-dilutive.
(b)

In connection with the issuance of the Series B Preferred Stock as described in Note 8, the Company had 252,530 convertible preferred shares outstanding as of March 31, 2019.  For the fully diluted calculation, the Series B Preferred stock dividends were added back to net (loss) income attributable to common stockholders.  The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares.  This calculation was anti-dilutive.

10.  Assets and Liabilities Held for Sale

The Company has an approved plan to refranchise approximately 40 stores and certain owned properties in the United States.  We expect to sell these stores within the next 12 months and have classified the assets and liabilities as held for sale within the Condensed Consolidated Balance Sheet. Upon the transfer of these assets to held for sale, no loss was recognized as their fair value exceeded their carrying value. The following summarizes the associated assets and liabilities that are classified as held for sale (in thousands):

Held for Sale
March 31, 2019
Cash and cash equivalents	$25
Inventories	249
Property and equipment, net	4,865
Right-of-use assets	3,900
Goodwill	1,726
Total assets held for sale	10,765

Lease liabilities	4,065
Total liabilities held for sale (a)	$4,065

(

(a)	Liabilities held for sale are included under the caption “Accrued expenses and other current liabilities”.

The Company-owned restaurants classified as held for sale recorded income before income taxes of $598,000 and $487,000 for the three months ended March 31, 2019 and April 1, 2018, respectively.  All stores were included in the Domestic Company-owned restaurants segment.

11.Debt

Long-term debt, net consists of the following (in thousands):

	March 31,	December 30,
	2019	2018
Outstanding debt	$379,982	$625,009
Unamortized debt issuance costs	(3,567)	(3,874)
Current portion of long-term debt	(29,982)	(20,009)
Total long-term debt, less current portion, net	$346,433	$601,126

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”) and a secured term loan facility with an outstanding balance of $370.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants.  These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0.  Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million which began in the fourth quarter of 2017.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.  The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at March 31, 2019.

Under the PJI Credit Agreement, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to the Leverage Ratio of the Company not exceeding 4.00 to 1.00.  The Company and certain direct and indirect domestic subsidiaries are required to grant a security interest in substantially all of the capital stock and equity interests of their respective domestic and first tier material foreign subsidiaries to secure the obligations owing under the PJI Facilities.

Our outstanding debt under the PJI Facilities at March 31, 2019 was composed of $370.0 million outstanding under the Term Loan Facility, with no amount outstanding under the Revolving Facility.  Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at March 31, 2019 was approximately $360.0 million.

As of March 31, 2019, the Company had approximately $3.6 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

We attempt to minimize interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Credit Agreement.  By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is due to the possible failure of the counterparty to perform under the terms of the derivative contract.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities. As of March 31, 2019, we have the following interest rate swap agreements with a total notional value of $400 million:

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

During the three-month period ended March 31, 2019, the Company paid down a substantial portion of debt under its Revolving Facility using the investment proceeds received from Starboard in the Series B Preferred Stock offering.    Based on the updated debt forecast, the Company de-designated hedge accounting on two of its interest rate swap agreements.  In April 2019, we terminated two swap agreements with a total notional value of $50 million, which leaves the Company with interest swaps of a total notional value of $350 million. The termination of the two interest rate swap agreements was not significant to our results of operations.

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	March 31,	December 30,
Balance Sheet Location	2019	2018

Other current and long-term assets	$396	$4,905

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

		Location of Gain	Amount of Gain	Total Net interest expense
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	on Condensed
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	Consolidated
Hedging	in AOCI/AOCL	AOCI/AOCL into	AOCI/AOCL into	Statements of
Relationships	on Derivative	Income	Income	Operations

Interest rate swaps for the three months ended:
March 31, 2019	$(3,955)	Interest income	$148	$(6,276)
April 1, 2018	$6,718	Interest expense	$(108)	$(5,075)

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 4.5% and 3.5% for the three months ended March 31, 2019 and April 1, 2018, respectively.  Interest paid, including payments made or received under the swaps, was $6.7 million and $4.9 million for the three months ended March 31, 2019 and April 1, 2018, respectively.  As of March 31, 2019, the portion of the aggregate $396,000 interest rate swap asset that would be reclassified into earnings during the next twelve months is not material given the swap position.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”).  The PJMF Revolving Facility is secured by substantially all assets of PJMF.  The PJMF Revolving Facility matures on December 27, 2019.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 4.26% and 3.31% as of March 31, 2019, and April 1, 2018, respectively.  As of March 31, 2019, the principal amount of debt outstanding under the PJMF Revolving Facility was $10.0 million and is classified as current debt.  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

12.Commitments and Contingencies

Litigation

The Company is involved in a number of lawsuits, claims, investigations and proceedings consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with ASC 450, “Contingencies” the Company makes accruals and or disclosures, with respect to these matters, where appropriate, which are reflected in the Company’s condensed consolidated financial statements.

Ameranth, Inc. vs Papa John’s International, Inc. In August 2011, Ameranth, Inc. (“Ameranth”) filed various patent infringement actions against a number of defendants, including the Company, in the U.S. District Court for the Southern District of California (the “California Court”), which were consolidated by the California Court in October 2012 (the “Consolidated Case”). The Consolidated Case was stayed until January 2017 when Ameranth decided to proceed on only one patent, after the Company received a favorable decision by the Patent and Trademark Office on certain other patents.  A Markman hearing was held in December 2017, which did not dispose of Ameranth’s claims, and the California Court set a jury trial date of  for the claims against the Company. However, on September

25, 2018, the California Court granted the defendants’ Motion for Summary Judgment and found that the Ameranth patent at issue was invalid.  Ameranth filed an appeal on October 25, 2018, which is currently being briefed by the parties.  The California Court has issued a stay of the case pending the outcome of the appeal, and the Company does not expect a decision until early 2020.  The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s appeal. The Company has not recorded a liability related to this lawsuit as of March 31, 2019, as it does not believe a loss is probable or reasonably estimable.

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York (“the New York Court”), alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the New York Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has completed.  As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class.  On February 5, 2019, the Court denied Plaintiffs’ request to amend their complaint.  The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action.  The Company has not recorded any liability related to this lawsuit as of March 31, 2019 as it does not believe a loss is probable or reasonably estimable.

Settlement Agreement

On March 4, 2019, the Company entered into a Settlement Agreement (the “Settlement Agreement”), with John H. Schnatter, who resigned as Chairman of the Board on July 11, 2018, pursuant to which the Company agreed to cooperate with Mr. Schnatter to identify, on or before the 2020 Annual Meeting, a mutually acceptable independent director designee, who must meet certain eligibility criteria set forth in the Settlement Agreement, including that the independent designee have relevant professional experience and be independent of both Mr. Schnatter and Starboard.  Mr. Schnatter’s term as a director expired at the 2019 Annual Meeting held on April 30th. In connection with the Settlement Agreement, the Company also amended the Governance Agreement with Starboard to remove the provision that would have required Starboard, for a period of time, to vote the shares of the Company’s securities that it beneficially owns in favor of the Board’s director nominees and in accordance with the Board’s recommendations, and amended the Rights Agreement to eliminate the “acting in concert” definition. Mr. Schnatter also agreed to dismiss certain lawsuits that he had initiated against the Company, and certain officers and Board members, following his resignation as Chairman in July 2018.

13. Other General Expenses

Other general expenses are included within General and administrative expenses and primarily consist of the following (in thousands):

	Three Months Ended
	March 31,	April 1,
	2019	2018
Starboard option valuation (a)	$5,552	$-
Provision for uncollectible accounts and notes receivable (b)	24	1,187
Loss on disposition of fixed assets	289	161
Other	(413)	969
Other general expenses	5,452	2,317
Special Committee costs (c)	5,067	-
Administrative expenses	40,616	37,679
General and administrative expenses	$51,135	$39,996

(a)

A one-time mark-to-market adjustment from the increase in the value of the Starboard option to purchase Series B Preferred Stock that culminated in the purchase of $50.0 million of preferred stock in late March. See Note 8 for additional information.

(b)	Bad debt expense recorded on accounts receivable and notes receivable.

Costs associated with the activities of the Special Committee of the Board of Directors, including legal costs associated with legal proceedings initiated by John H. Schnatter and the Settlement Agreement previously discussed and advisory costs associated with the review of a wide range of strategic opportunities that culminated in Starboard’s strategic investment in the Company by affiliates of Starboard.

14.Segment Information

We have four reportable segments: domestic Company-owned restaurants, North America commissaries, North America franchising and international operations. The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants in the United States and Canada. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international segment principally consists of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as “all other,” which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, franchise contributions to marketing funds including PJMF and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

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

Our segment information is as follows:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2019	2018
Revenues
Domestic Company-owned restaurants	$161,803	$190,242
North America commissaries	148,904	161,713
North America franchising	17,530	24,806
International	31,500	35,532
All others	38,668	37,829
Total revenues	$398,405	$450,122

Intersegment revenues:
North America commissaries	$45,555	$55,874
North America franchising	673	1,019
International	97	70
All others	15,411	16,677
Total intersegment revenues	$61,736	$73,640

Income (loss) before income taxes:
Domestic Company-owned restaurants	$4,597	$7,229
North America commissaries	7,512	8,610
North America franchising (1)	15,691	22,359
International	5,317	3,537
All others	(506)	316
Unallocated corporate expenses (1)	(32,465)	(18,131)
Elimination of intersegment (profits) losses	(913)	(856)
Total (loss) income before income taxes	$(767)	$23,064

Property and equipment:
Domestic Company-owned restaurants	$219,240
North America commissaries	141,146
International	17,062
All others	75,072
Unallocated corporate assets	202,103
Accumulated depreciation and amortization	(437,186)
Net property and equipment	$217,437

(1)	Includes Special charges of $4.9 million in North America franchising and $11.0 million in Unallocated corporate expenses for the three-month period ended March 31, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of March 31, 2019, there were 5,336 Papa John’s restaurants (645 Company-owned and 4,691 franchised) operating in all 50 states and 47 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, contributions received from franchisees for domestic and international marketing funds we control, revenues for printing and promotional items, and information systems and related services used in their operations.

Recent Developments and Trends

Other Matters

In September 2018, the Company began a process to evaluate a wide range of strategic options with the goal of maximizing value for all stockholders and serving the best interest of the Company’s stakeholders. In order to execute the strategic review, a Special Committee of the Board of Directors (“Special Committee”) engaged legal and financial advisors, and after extensive discussions with a wide group of strategic and financial investors, concluded that a strategic investment in the Company by Starboard Value LP (together with its affiliates, “Starboard”) was in the best interests of the Company and its stockholders. On February 3, 2019, the Company entered into the Securities Purchase Agreement with Starboard pursuant to which Starboard made a $200 million strategic investment in the Company’s newly designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”).  In addition, on March 29, 2019, Starboard made an additional $50 million investment in the Series B Preferred Stock pursuant to an option that was included in the Securities Purchase Agreement.  See Note 8 of “Notes to Condensed Consolidated Financial Statements” for more information related to the Series B Preferred Stock and related transaction costs.  The Company also issued $2.5 million of Series B Preferred Stock on the same terms as Starboard to certain franchisees that represented to the Company that they qualify as an “accredited investor” as defined by Rule 501 of Regulation D promulgated under the Securities Act.

In the first quarter of 2019, the Company also incurred $15.9 million of costs related to the Company’s current business circumstances and strategic turnaround efforts, defined as “Special charges”. The Special charges included the following: (i) financial assistance of approximately $4.9 million to the entire North America system in the form of short-term royalty reductions in an effort to mitigate restaurant closings; (ii) costs totaling approximately $5.0 million associated with the activities of the Special Committee of the Board of Directors, including legal and advisory costs associated with the review of a wide range of strategic opportunities that culminated in Starboard’s strategic investment in the Company and legal costs associated with legal proceedings initiated by John H. Schnatter and the Settlement Agreement described below; and (iii) one-time mark-to-mark adjustment of $5.9 million ($5.6 million in general and administrative expenses and $300,000 as a reduction in royalties) for the time period between the grant dates and the settlement dates for both the $50 million option exercised by Starboard and the $2.5 million in shares purchased by franchisees. The franchise royalty reductions reduce the amount of North America franchise royalties and fees revenues within our Condensed Consolidated Statements of Operations.  All other costs associated with these events are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

Settlement Agreement

On March 4, 2019, the Company entered into a Settlement Agreement (the “Settlement Agreement”), with John  H. Schnatter, who resigned as Chairman of the Board on July 11, 2018, pursuant to which the Company agreed to cooperate with Mr. Schnatter to identify, on or before the 2020 Annual Meeting of Stockholders, a mutually acceptable independent director designee, who must meet certain eligibility criteria set forth in the Settlement Agreement, including that the independent designee have relevant professional experience and be independent of both Mr. Schnatter and Starboard. Mr. Schnatter’s term as a director expired at the 2019 Annual Meeting held on April 30, 2019. In connection with the Settlement Agreement, the Company also amended the Governance Agreement with Starboard to remove the provision that would have required Starboard, for a period of time, to vote the shares of the Company’s securities that it beneficially owns in favor of the Board’s director nominees and in accordance with the Board’s recommendations, and amended the Rights Agreement to eliminate the “acting in concert” definition. Mr. Schnatter also agreed to dismiss certain lawsuits that he had initiated against the Company, and certain officers and Board members, following his resignation as Chairman in July 2018.

Presentation of Financial Results

Immaterial Restatement of Previously Issued Condensed Consolidated Financial Statements to include the Papa John’s Marketing Fund, Inc. (“PJMF”)

During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of PJMF and determined the Company has the power to control certain significant activities of PJMF, a variable interest entity (“VIE”) in accordance with Accounting Standards Codification 810 (“ASC 810”), Consolidations.  Therefore, the Company is the primary beneficiary of the VIE and per ASC 810 must consolidate PJMF.  Prior to 2019, the Company did not consolidate PJMF.  The Company has concluded the previous accounting policy to not consolidate was an immaterial error and has determined that PJMF should be consolidated.  The Company has corrected this immaterial error by restating the 2018 condensed consolidated financial statements to include PJMF. See Notes 2 and 5 of “Notes to Condensed Consolidated Financial Statements” for additional information.

The results of operations for the three months ended March 31, 2019 are based on the preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of condensed consolidated financial statements requires management to select accounting policies for critical accounting areas and make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact our operating results. See Notes 1, 2, 3 and 4 of “Notes to Condensed Consolidated Financial Statements” for a discussion of the basis of presentation and the significant accounting policies.

Restaurant Progression

Restaurant Progression
	Three Months Ended
	March 31, 2019	April 1, 2018

North America Company-owned:
Beginning of period	645	708
Opened	1	4
Closed	—	(2)
Acquired from franchisees	—	—
Sold to franchisees	(1)	(31)
End of period	645	679
International Company-owned:
Beginning of period	—	35
Closed	—	(1)
Sold to franchisees	—	—
End of period	—	34
North America franchised:
Beginning of period	2,692	2,733
Opened	26	18
Closed	(28)	(37)
Acquired from Company	1	31
Sold to Company	—	—
End of period	2,691	2,745
International franchised:
Beginning of period	1,966	1,723
Opened	49	53
Closed	(15)	(22)
Acquired from Company	—	—
End of period	2,000	1,754
Total restaurants - end of period	5,336	5,212

Item Impacting Comparability; Non-GAAP Measures

The following table reconciles our GAAP financial results to the adjusted (non-GAAP) financial results, excluding the Special charges detailed below.  We present these non-GAAP measures because we believe the Special charges impact the comparability of our results of operations.

	Three Months Ended
	March 31,	April 1,
(In thousands, except per share amounts)	2019	2018
		(Note)
GAAP (loss) income before income taxes	$(767)	$23,064
Special charges (1)	15,854	—
Adjusted income before income taxes	$15,087	$23,064

GAAP net (loss) income attributable to common shareholders	$(3,801)	$17,368
Special charges (1)	13,548	—
Adjusted net income attributable to common shareholders	$9,747	$17,368

GAAP diluted (loss) earnings per share	$(0.12)	$0.52
Special charges (1)	0.43	—
Adjusted diluted earnings per share	$0.31	$0.52

Note:  This unaudited data has been restated for the consolidation of PJMF, as discussed in more detail in Notes 2 and 5 of “Notes to Condensed Consolidated Financial Statements.”

(1)	The Company incurred $15.9 million of costs (defined as “Special charges”) in the first quarter of 2019, including the following (in thousands):

	Loss Before	After Tax	Diluted Loss
	Income taxes	Net Loss (d)	per Share
Royalty relief (a)	$4,873	$3,742	$0.12
Legal and advisory fees (b)	5,067	3,892	0.12
Mark-to-market adjustment on option valuation (c)	5,914	5,914	0.19
Total Special charges	$15,854	$13,548	$0.43

(a)	Represents financial assistance provided to the entire North America system in the form of short-term royalty reductions.
(b)

Represents costs associated with the activities of the Special Committee of the Board of Directors, including legal costs associated with legal proceedings initiated by John H. Schnatter and the Settlement Agreement previously discussed and advisory costs associated with the review of a wide range of strategic opportunities that culminated in Starboard’s strategic investment in the Company by affiliates of Starboard.

(c)

The Company recorded a one-time mark-to-market adjustment of $5.9 million ($5.6 million in general and administrative expenses and $300,000 as a reduction in royalties) related to the increase in the Starboard and franchisee options to purchase Series B Preferred Stock that culminated in the purchase of $52.5 million of preferred stock in late March.

(d)	The tax effect was calculated using the Company’s marginal rate of 23.2%, excluding the mark-to-market adjustment on the preferred option valuation, which was not tax deductible

The non-GAAP adjusted results shown above should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting the financial information excluding these Special charges is important for purposes of comparison to prior year results. In addition, management uses these metrics to evaluate the Company’s underlying operating performance and to analyze trends.

Results of Operations

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales were $161.8 million in the first quarter of 2019, a decrease of $28.4 million or 14.9% compared to the first quarter of 2018.  This decrease was primarily due to a 9.0% decrease in comparable sales and a 7.5% decrease in equivalent units, driven by the refranchising of 62 stores in the Denver and Minneapolis markets during 2018. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.    “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise royalties and fees were $17.5 million in the first quarter of 2019, a decrease of $7.3 million, or 29.3% compared to the first quarter of 2018.  The decrease was primarily due to a 6.1% decrease in comparable sales and $4.9 million of short-term royalty reductions granted to the entire North America system as part of the franchise assistance program, which is included in Special charges.  North America franchise restaurant sales decreased 5.5% to $528.0 million for the three months ended March 31, 2019.  North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary sales were $148.9 million in the first quarter of 2019, a decrease of $12.8 million or 7.9%, compared to the first quarter of 2018.  This decrease was primarily due to lower sales volumes attributable to lower restaurant sales.

International revenues were $25.7 million in the first quarter of 2019, a decrease of $4.4 million or 14.8%, compared to the first quarter of 2018.  This decrease was primarily due to reduced revenues from the refranchising of Company-owned stores and quality control center in China, which occurred during the second quarter of 2018, and the unfavorable impact of foreign exchange rates of approximately $1.7 million during the first quarter of 2019.  The decrease was partially offset by higher royalties due to an increase in equivalent units.

International franchise restaurant sales increased 10.5% to $217.8 million during the three months ended March 31, 2019, excluding the impact of foreign currency, primarily due to an increase in equivalent units.  International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues were $44.5 million in the first quarter of 2019, an increase of $1.3 million, or 2.9%.  The increase is primarily due to an increased contribution rate for PJMF in 2019.

Costs and expenses.  The operating margin for domestic Company-owned restaurants was 17.8% for the first quarter of 2019, compared to 17.2% in the first quarter of 2018, and consisted of the following (dollars in thousands):

	Three months ended
	March 31, 2019		April 1, 2018

Restaurant sales	$161,803		$190,242

Cost of sales	34,760	21.5%	43,400	22.8%
Other operating expenses	98,293	60.7%	114,174	60.0%
Total expenses	$133,053	82.2%	$157,574	82.8%

Margin	$28,750	17.8%	$32,668	17.2%

Domestic Company-owned restaurants margin decreased $3.9 million, and increased 0.6%, as a percentage of restaurant sales, in the first quarter of 2019.  The margin decrease of $3.9 million for the quarter was primarily due to lower comparable sales.  This decrease was partially offset by favorable commodities costs and favorable workers’ compensation and non-owned automobile insurance costs.

North America commissary margin was 6.9% for the first quarter of 2019 compared to 6.2% for the corresponding 2018 period and consisted of the following (dollars in thousands):

	Three months ended
	March 31, 2019		April 1, 2018
North America commissary sales	$148,904		$161,713
North America commissary expenses	138,557		151,681
Margin	$10,347	6.9%	$10,032	6.2%

For the three months ended March 31, 2019, the North America commissary margin increased $300,000, or 0.7% as a percentage of sales, as the lower North America sales volumes were offset by favorable commodities costs and reductions in certain operating costs, including labor.

The international operating margin was 44.3% in the first quarter of 2019 compared to 36.8% in the first quarter of 2018 and consisted of the following (dollars in thousands):

	March 31, 2019
	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$9,801	$-	$9,801
Restaurant, commissary and other	15,866	14,305	1,561	9.8%
Total international	$25,667	$14,305	$11,362	44.3%

	April 1, 2018
	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$8,982	$-	$8,982
Restaurant, commissary and other	21,132	19,030	2,102	9.9%
Total international	$30,114	$19,030	$11,084	36.8%

The higher margin of $300,000 was primarily due to higher royalties from increased equivalent units.

The “Other” margin of $404,000 remained relatively consistent with the prior year, as detailed below.  Other revenues and expenses include the restated revenues and expenses associated with the consolidation of PJMF, as previously discussed.  See Notes 2 and 5 of “Notes to Condensed Consolidated Financial Statements” for additional information.

	Three months ended
(in thousands)	March 31, 2019		April 1, 2018
Other revenues	$44,501		$43,247
Other expenses	44,097		42,367
Margin	$404	0.9%	$880	2.0%

Operating margin is not a measurement defined by GAAP and should not be considered in isolation, or as an alternative to evaluation of the Company’s financial performance. In addition to an evaluation of GAAP consolidated (loss) income before income taxes, we believe the presentation of operating margin is beneficial as it represents an additional measure used by the Company to further evaluate operating efficiency and performance of the various business units. Additionally, operating margin discussion may be helpful for comparison within the industry. The operating margin results detailed herein can be calculated by business unit based on the specific revenue and operating expense line items on the face of the Condensed Consolidated Statement of Operation. Consolidated (loss) income before income taxes reported includes general and administrative expenses, depreciation and amortization, refranchising and impairment gains/(losses), net and net interest expense that have been excluded from this operating margin calculation.

General and administrative (“G&A”) expenses were $51.1 million, or 12.8% of revenues in the first quarter of 2019 compared to $40.0 million, or 8.9% of revenues in the first quarter of 2018.  G&A expenses consisted of the following (dollars in thousands):

	Three months ended
	March 31,	April 1,
	2019	2018
Starboard option valuation (a)	$5,552	$-
Provision for uncollectible accounts and notes receivable (b)	24	1,187
Loss on disposition of fixed assets	289	161
Other	(413)	969
Other general expenses	5,452	2,317
Special Committee costs (c)	5,067	-
Administrative expenses	40,616	37,679
General and administrative expenses	$51,135	$39,996

(a)

A one-time mark-to-market adjustment from the increase in value of the Starboard option to purchase Series B Preferred Stock that culminated in the purchase of $50.0 million of preferred stock in late March. See Note 8 of “Notes to Condensed Consolidated Financial Statements” for additional information.

(b)	Bad debt recorded on accounts receivable and notes receivable.
(c)

Costs associated with the activities of the Special Committee of the Board of Directors, including legal costs associated with legal proceedings initiated by John H. Schnatter and the Settlement Agreement previously discussed and advisory costs associated with the review of a wide range of strategic opportunities for the Company that culminated in Starboard’s strategic investment in the Company by affiliates of Starboard.

Depreciation and amortization. Depreciation and amortization expense was $11.7 million, or 2.9% of revenues in the first quarter of 2019, compared to $11.5 million, or 2.6% of revenues for the first quarter of 2018.

Net Interest expense. Net Interest expense increased approximately $1.2 million in the first quarter of 2019 primarily due to higher interest rates as compared to first quarter of 2018 on lower outstanding debt. Total debt outstanding was $380.0 million as of March 31, 2019, which was a reduction of $245.0 million from December 30, 2018.  The decrease in outstanding debt was primarily from application of the proceeds from the issuance of Series B Preferred Stock to Starboard.

Income tax expense.  Income tax expense was $831,000 in the first quarter of 2019 on a loss before income taxes of $767,000.  This was in comparison to an income tax rate of 21.6% in the first quarter of 2018 with income before income taxes of $23.1 million.  The Company had income tax expense, versus an income tax benefit, in the first quarter of 2019 due to the previously mentioned one-time mark-to-market adjustments for the Starboard and franchisee options to purchase Series B Preferred Stock as the $5.9 million cost is not tax deductible.  The Company expects the annual tax rate to be in the range of 21% to 24%.  See Note 8 of “Notes to Condensed Consolidated Financial Statements” for additional information.

Diluted (loss) earnings per share. Diluted loss per share was $0.12 in the first quarter of 2019 compared to diluted earnings per share of $0.52 in the first quarter of 2018.  Excluding Special charges, adjusted EPS for the first quarter of 2019 was $0.31, a decrease of 40.4% from $0.52 in the first quarter of 2018.

Liquidity and Capital Resources

Debt

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”) and a secured term loan facility with an outstanding balance of $370.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants.  These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0.  Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million which began in the fourth quarter of 2017.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.  The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at March 31, 2019.

Under the PJI Credit Agreement, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to the Leverage Ratio of the Company not exceeding 4.00 to 1.00.  The Company and certain direct and indirect domestic subsidiaries are required to grant a security interest in substantially all of the capital stock and equity interests of their respective domestic and first tier material foreign subsidiaries to secure the obligations owing under the PJI Facilities.

Our outstanding debt under the PJI Facilities at March 31, 2019 was composed of $370.0 million outstanding under the Term Loan Facility, with no amount outstanding under the Revolving Facility.  Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at March 31, 2019 was approximately $360.0 million.

As of March 31, 2019, the Company had approximately $3.6 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

We attempt to minimize interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Credit Agreement.  By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is due to the possible failure of the counterparty to perform under the terms of the derivative contract.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities. As of March 31, 2019, we have the following interest rate swap agreements with a total notional value of $400 million:

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

During the three-month period ended March 31, 2019, the Company paid down a substantial portion of debt under its Revolving Facility using the investment proceeds received from Starboard in the Series B Preferred Stock offering.  The additional borrowing availability under the Revolving Facility as a result of the debt repayment is expected to provide financial flexibility that enables the Company to make investments in the business and use for general corporate purposes.  Based on the updated debt forecast, the Company de-designated hedge accounting on two of its interest rate swap agreements.  In April 2019, we terminated two swap agreements with a total notional value of $50 million, which leaves the Company with interest swaps of a total notional value of $350 million. The termination of the two interest rate swap agreements was not significant to our results of operations.

Our PJI Credit Agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the Amended Credit Agreement:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	March 31, 2019
Leverage Ratio	Not to exceed 5.25 to 1.0	3.0 to 1.0

Interest Coverage Ratio	Not less than 2.0 to 1.0	2.7 to 1.0

As stated above, our leverage ratio is defined as outstanding debt divided by consolidated EBITDA, as defined, for the most recent four fiscal quarters.  Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of March 31, 2019.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”).  The PJMF Revolving Facility is secured by substantially all assets of PJMF.  The PJMF Revolving Facility matures on December 27, 2019.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 4.26% and 3.31% as of March 31, 2019, and April 1, 2018, respectively.  As of March 31, 2019, the principal amount of debt outstanding under the PJMF Revolving Facility was $10.0 million and is classified as current debt.  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

Cash Flows

Cash flow provided by operating activities was $13.8 million in the first quarter of 2019 compared to $36.7 million in the first quarter of 2018.  The decrease of approximately $22.9 million was primarily due to lower net income and unfavorable changes in working capital items, including PJMF.  See “Recent Developments and Trends” and “Notes to Condensed Consolidated Financial Statements” for additional details related to the Special charges.

Our free cash flow, a non-GAAP financial measure, was as follows in the first quarter of 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,	April 1,
	2019	2018

Net cash provided by operating activities	$13,813	$36,731
Purchases of property and equipment	(8,658)	(9,320)
Dividends paid to preferred shareholders	(2,040)	—
Free cash flow (a)	$3,115	$27,411

(a)

Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment and less the payment of dividends to preferred stockholders. We view free cash flow as an important liquidity measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. However, it does not represent residual cash flows available for discretionary expenditures.  Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our liquidity or performance than the Company’s GAAP measures.

Cash flow used in investing activities was $8.3 million in the first quarter of 2019 compared to $4.4 million in the first quarter of 2018, or an increase in cash used of $3.9 million.  The increase in cash flow used in investing activities was primarily due to the reduction in net cash used in 2018 attributable to the proceeds from the refranchising of our joint venture in Denver, Colorado.

We also require capital for the payment of cash dividends and share repurchases, which are funded by cash flow from operations, borrowings from our Credit Agreement and proceeds from the issuance of preferred stock. In the first quarter of 2019, we received proceeds of $252.5 million from the issuance of Series B Preferred Stock and incurred $7.2 million of direct costs associated with the issuance.  The proceeds of the Series B Preferred Stock were primarily used to pay down our Revolving Facility.  The additional borrowing availability under the Revolving Facility as a result of the debt repayment, is expected to provide financial flexibility that enables the Company to make investments in the business and use for general corporate purposes.  In the first quarter of 2018, we had net proceeds of $122.0 million from the issuance of long-term debt under our Revolving Facility and used $141.7 million on share repurchases. There were no share repurchases in the first quarter of 2019.

The Company paid dividends of approximately $9.1 million in the first quarter of 2019 comprising the following:

•	$7.1 million paid to common stockholders ($0.225 per share);
•	$900,000 paid to preferred stockholders on an as-converted basis to common stock ($0.225 per share); and
•	$1.1 million paid to preferred stockholders (3.6% of the investment per annum).

On April 30, 2019, our Board of Directors declared a second quarter dividend of $0.225 per common share (approximately $7.2 million will be paid to common shareholders and $1.1 million of “pass through” dividends to preferred shareholders on “as converted basis”).  The second quarter preferred dividend was also declared on April 30, 2019.  The common share dividend will be paid on May 24, 2019 to stockholders of record as of the close of business on May 13, 2019.  The second quarter preferred dividend of $2.3 million will be paid on July 1, 2019.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, contingent liabilities, resolution of litigation, commodity costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures,  restaurant and franchise development, the strategic investment by Starboard and use of the proceeds, the ability of the Company to mitigate negative consumer sentiment through advertising, marketing and promotional activity, corporate governance, new Board leadership, future costs related to the Company’s response to the negative consumer sentiment, management reorganizations, compliance with debt covenants, stockholder and other stakeholder engagement, strategic decisions and actions, the cultural audit and investigation, share repurchases, dividends, effective tax rates, regulatory changes and impacts, the impact of the Tax Cuts and Jobs Act and the adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

•

costs the Company expects to continue to incur as a result of negative consumer sentiment, including costs associated with litigation, legal fees, and increased costs for branding initiatives and launching a new advertising and marketing campaign and promotions to improve consumer sentiment and sales trends;

•	costs the Company expects to continue to incur relating to franchisee financial assistance to mitigate store closings;
•	the ability of the company to improve consumer sentiment and sales trends through advertising, marketing and promotional activities;
•	the Company’s ability to regain lost customers and/or mitigate or reverse negative sales trends;
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

•	the Company's ability to continue to pay dividends to stockholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results continue to decline;
•	failure to effectively execute succession planning;
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

•	changes in generally accepted accounting principles.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2018, as updated by “Part II. Item 1A – Risk Factors” in the Quarterly Report on Form 10-Q, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”) and a secured term loan facility with an outstanding balance of $370.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants.  These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0.  Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million which began in the fourth quarter of 2017.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.  The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at March 31, 2019.

Under the PJI Credit Agreement, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to the Leverage Ratio of the Company not exceeding 4.00 to 1.00.  The Company and certain direct and indirect domestic subsidiaries are required to grant a security interest in substantially all of the capital stock and equity interests of their respective domestic and first tier material foreign subsidiaries to secure the obligations owing under the PJI Facilities.

Our outstanding debt under the PJI Facilities at March 31, 2019 was composed of $370.0 million outstanding under the PJI Term Loan Facility, with no amount outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at March 31, 2019 was approximately $360.0 million.

As of March 31, 2019, the Company had approximately $3.6 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

We attempt to minimize interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Credit Agreement. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is due to the possible failure of the counterparty to perform under the terms of the derivative contract.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities. As of March 31, 2019, we have the following interest rate swap agreements with a total notional value of $400 million:

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

During the three-month period ended March 31, 2019, the Company paid down a substantial portion of debt under its Revolving Facility using the investment proceeds received from Starboard in the Series B Preferred Stock offering.  The additional borrowing availability under the Revolving Facility as a result of the debt repayment is expected to provide financial flexibility that enables the Company to make investments in the business and use for general corporate purposes.  Based on the updated debt forecast, the Company de-designated hedge accounting on two of its interest rate swap agreements.  In April 2019, we terminated two swap agreements with a total notional value of $50 million, which leaves the Company with interest swaps of a total notional value of $350 million. The termination of the two interest rate swap agreements was not significant to our results of operations.

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 4.5% and 3.5% for the three months ended March 31, 2019 and April 1, 2018, respectively.  Interest paid, including payments made or received under the swaps, was $6.7 million and $4.9 million for the three months ended March 31,

2019 and April 1, 2018, respectively.  As of March 31, 2019, the portion of the aggregate $396,000 interest rate swap asset that would be reclassified into earnings during the next twelve months is not material given the swap position.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”).  The PJMF Revolving Facility is secured by substantially all assets of PJMF.  The PJMF Revolving Facility matures on December 27, 2019.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 4.26% and 3.31% as of March 31, 2019, and April 1, 2018, respectively.  As of March 31, 2019, the principal amount of debt outstanding under the PJMF Revolving Facility was $10.0 million and is classified as current debt.  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and Company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company has material contracts that are indexed to LIBOR and is monitoring this activity and evaluating the related risks.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net (loss) income and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. For each of the periods presented, between 7% and 9% of our revenues were derived from these operations.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $1.7 million on International revenues for the three months ended March 31, 2019 and a $2.8 million favorable impact for the three months ended April 1, 2018.  Foreign currency exchange rate fluctuations had no significant impact on (loss) income before income taxes for the three months ended March 31, 2019 and April 1, 2018.

The outcome of the June 2016 referendum in the United Kingdom was a vote for the United Kingdom to cease to be a member of the European Union (known as “Brexit”).  Among other things, this has resulted in a lower valuation, on a historical basis, of the British Pound in comparison to the US Dollar. The future impact of Brexit on our United Kingdom Quality Control Center (“QCC”) and franchise operations included in the European Union could also include but may not be limited to additional currency volatility, supply chain risks specifically with United Kingdom QCC exports to countries within the European Union, and future trade, tariff, and regulatory changes.  As of March 31, 2019, approximately 30.0% of our total international restaurants are in countries within the European Union.

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

The following table presents the actual average block price for cheese by quarter through the first quarter of 2019 and the projected average block price for cheese by quarter through 2019 (based on the April 30, 2019 Chicago Mercantile Exchange cheese futures market prices):

	2019		2018
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.445		$1.522
Quarter 2	1.633		1.607
Quarter 3	1.729		1.592
Quarter 4	1.737		1.487
Full Year	$1.636	*	$1.552

*The full year estimate is based on futures prices and does not include the impact of forward pricing agreements we have for a portion of our cheese purchases for our domestic Company-owned restaurants.  Additionally, the price charged to restaurants can vary somewhat by quarter from the actual block price based upon our monthly pricing mechanism.

Item 4.   Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, due to previously reported material weaknesses related to the consolidation of the Papa John’s Marketing Fund, Inc. (“PJMF”), the Company’s disclosure controls and procedures were not effective.

These material weaknesses are described in Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2018 filed on May 7, 2019.

There were no material errors in the financial results identified as a result of the control deficiencies, and there were no material restatements of prior period financial statements and no material changes in previously released financial results as a result of these control deficiencies.

Remediation efforts to address material weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2018, the Company began implementing a remediation plan to address the material weaknesses mentioned above.  This includes engagement of technical accounting expertise when evaluating Variable Interest Entity (“VIE”) and complex consolidation matters. Management will also continue to enhance the internal controls required under SEC 404 of Sarbanes-Oxley for PJMF. The results of PJMF were consolidated during the first quarter ended March 31, 2019 with the related 2018 first quarter results restated. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  However, we believe that our remediation efforts to establish processes and controls surrounding the application of GAAP to VIEs and complex consolidation matters as well as the control enhancements we are implementing for PJMF are significant improvements to our processes and controls which address the material weaknesses.

Changes in internal control over financial reporting

Other than with respect to the remediation efforts described above and implementation of new controls related to the adoption of the new leasing standard, there have been no changes in the Company’s internal controls over financial reporting during the Company’s first fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the fiscal year ending December 29, 2019.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in a number of lawsuits, claims, investigations and proceedings consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Financial Accounting Standards Board Accounting Standards Codification 450, “Contingencies”, the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s condensed consolidated financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  The legal proceedings described in Note 12 of “Notes to the Condensed Consolidated Financial Statements” are incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 30, 2018, except as follows:

 Failure to maintain effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act of 2002 could cause a loss of investor confidence or negatively impact the market price of our common stock.

We have identified material weaknesses in our internal control over financial reporting related to the consolidation of Papa John’s Marketing Fund, Inc. as described in greater detail in Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K/A filed with the SEC on May 7, 2019. There were no material errors in the financial results identified as a result of the control deficiencies. However, because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework).   We are in the process of remediating these weaknesses and plan to implement additional appropriate measures as part of this effort. However, there can be no assurance that we will be able to fully remediate our existing material weaknesses. In addition, there can be no assurance that we will not have other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal control over financial reporting in the future, such failure could have a material adverse effect on our operations or financial results.  We could also incur unanticipated costs for accounting and legal fees in connection with or related to the remediation of our material weaknesses in internal control over financial reporting, and such material weaknesses could impair our reputation or could cause a loss of investor confidence.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors had authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expired on February 27, 2019.  Through February 27, 2019, a total of 115.2 million shares with an aggregate cost of $1.8 billion and an average price of $15.66 per share had been repurchased under this program.  There were no share repurchases during the three months ended March 31, 2019.

On February 3, 2019, the Company entered into a Securities Purchase Agreement with certain funds affiliated with, or managed by, Starboard Value LP (Collectively, “Starboard”), pursuant to which the Company sold to Starboard 200,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), par value $0.01 per share, at a purchase price of $1,000 per share, or an aggregate purchase price of $200 million.  Starboard was also given the option, exercisable at its discretion, to purchase up to an additional 50,000 shares of the Company’s Series B Preferred Stock, par value $0.01 per share, on or prior to March 29, 2019.  On March 28, 2019, Starboard exercised this option and the Company issued and sold 50,000 shares of Series B Preferred Stock to Starboard at a purchase price of

$1,000 per share, for an aggregate purchase price of $50 million.  The Company also issued and sold an aggregate of 2,530 shares of Series B Preferred Stock to franchisees of the Company at a purchase price of $1,000 per share, for an aggregate purchase price of $2,530,000.  The Series B Preferred Stock is convertible into the Company’s common stock.  See Note 8 of “Notes to Condensed Consolidated Financial Statements” for information on the terms of conversion for the Series B Preferred Stock.  The sale of the Series B Preferred Stock to Starboard and to the franchisees was not registered under the Securities Act of 1933, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission.

During the fiscal quarter ended March 31, 2019, the Company acquired approximately 20,500 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6.  Exhibits

Exhibit
Number	Description

3.1

Certificate of Designation of Series B Convertible Preferred Stock of Papa John’s International, Inc. Exhibit 3.1 to our report on Form 8-K as filed on February 4, 2019 is incorporated herein by reference.

4.1

Amendment No. 1 to Rights Agreement dated as of February 3, 2019, by and between Papa John’s International, Inc. and Computershare Trust Company, N.A., as rights agent.  Exhibit 4.1 to our report on Form 8-K as filed on February 3, 2019 is incorporated herein by reference.

4.2

Amendment No. 2 to Rights Agreement dated as of March 6, 2019 by and between Papa John’s International, Inc. and Computershare Trust Company, N.A. as rights agent.  Exhibit 4.1 to our report on Form 8-K as filed on March 6, 2019 is incorporated herein by reference.

10.1

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

10.2

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

10.3

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

10.4

Amendment No. 1 to Governance Agreement, by and among Papa John’s International and the entities and natural persons listed on the signature pages attached thereto effective March 6, 2019.  Exhibit 10.1 to our report on Form 8-K as filed on March 6, 2019 is incorporated herein by reference.

10.5

Agreement by and between Papa John’s International, Inc. and John H. Schnatter effective March 4, 2019.  Exhibit 10.1 to our report on Form 8-K as filed on March 4, 2019 is incorporated herein by reference.

10.6

Amendment No. 4 to Credit Agreement, dated February 1, 2019, by and among Papa John’s International, Inc. as borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders.  Exhibit 10.19 to our report on Form 10-K as filed on March 8, 2019 is incorporated herein by reference.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 31, 2019, filed on May 7, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 7, 2019	/s/ Joseph H. Smith, IV
Joseph H. Smith, IV
Senior Vice President, Chief Financial Officer