Form 10-Q
period 2019-06-30
PAPA JOHNS INTERNATIONAL INC
filed 2019-08-06
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At July 31, 2019, there were outstanding 31,786,388 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 30,
(In thousands)	2019	2018
		(Note)
Assets
Current assets:
Cash and cash equivalents	$30,656	$33,258
Accounts receivable, net	77,019	78,118
Notes receivable	5,182	5,498
Income tax receivable	4,447	16,146
Inventories	26,615	27,203
Prepaid expenses	21,477	30,376
Other current assets	17,484	5,678
Assets held for sale	11,005	—
Total current assets	193,885	196,277
Property and equipment, net	212,257	226,894
Right-of-use assets	148,868	—
Notes receivable, less current portion, net	27,336	23,259
Goodwill	82,763	84,516
Deferred income taxes, net	1,051	1,137
Other assets	60,404	63,814
Total assets	$726,564	$595,897

Liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$32,516	$27,106
Income and other taxes payable	7,155	6,590
Accrued expenses and other current liabilities	113,812	129,167
Current deferred revenue	2,493	2,598
Current lease liabilities	24,103	—
Current portion of long-term debt	31,241	20,009
Total current liabilities	211,320	185,470
Deferred revenue	17,564	20,674
Long-term lease liabilities	124,458	—
Long-term debt, less current portion, net	349,749	601,126
Deferred income taxes, net	2,227	7,852
Other long-term liabilities	81,805	79,324
Total liabilities	787,123	894,446

Series B Convertible Preferred Stock; $0.01 par value; 260.0 shares authorized, 252.5 shares issued and outstanding at June 30, 2019; no shares issued at December 30, 2018	251,290	—
Redeemable noncontrolling interests	6,217	5,464

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 44,304 at June 30, 2019 and 44,301 at December 30, 2018)	443	443
Additional paid-in capital	196,927	192,984
Accumulated other comprehensive loss	(11,196)	(3,143)
Retained earnings	228,833	242,182
Treasury stock (12,877 shares at June 30, 2019 and 12,929 shares at December 30, 2018, at cost)	(748,657)	(751,704)
Total stockholders’ deficit	(333,650)	(319,238)
Noncontrolling interests in subsidiaries	15,584	15,225
Total Stockholders’ deficit	(318,066)	(304,013)
Total liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit	$726,564	$595,897

Note: The Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements, restated to reflect the consolidation of Papa John’s Marketing Fund, Inc. See Note 2 of “Notes to Condensed Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share amounts)	2019	2018	2019	2018
		(Note)		(Note)
Revenues:
Domestic Company-owned restaurant sales	$163,656	$181,379	$325,459	$371,621
North America franchise royalties and fees	19,761	23,912	37,291	48,718
North America commissary revenues	147,128	153,455	296,032	315,168
International revenues	25,497	29,069	51,164	59,183
Other revenues	43,581	42,137	88,082	85,384
Total revenues	399,623	429,952	798,028	880,074
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	131,950	147,868	265,003	305,442
North America commissary expenses	136,744	143,300	275,301	294,981
International expenses	14,652	18,248	28,957	37,278
Other expenses	41,970	42,801	86,067	85,168
General and administrative expenses	48,718	38,972	99,853	78,968
Depreciation and amortization	11,521	11,731	23,270	23,270
Total costs and expenses	385,555	402,920	778,451	825,107
Refranchising gains (losses), net	163	(2,122)	163	(1,918)
Operating income	14,231	24,910	19,740	53,049
Net interest expense	(4,272)	(5,797)	(10,548)	(10,872)
Income before income taxes	9,959	19,113	9,192	42,177
Income tax expense	1,283	7,040	2,114	12,018
Net income before attribution to noncontrolling interests	8,676	12,073	7,078	30,159
Net income attributable to noncontrolling interests	(322)	(874)	(455)	(1,517)
Net income attributable to the Company	$8,354	$11,199	$6,623	$28,642

Calculation of income for earnings per share:
Net income attributable to the Company	$8,354	$11,199	$6,623	$28,642
Preferred stock dividends and accretion	(3,486)	—	(5,556)	—
Net income attributable to participating securities	—	(72)	—	(147)
Net income attributable to common shareholders	$4,868	$11,127	$1,067	$28,495

Basic earnings per common share	$0.15	$0.35	$0.03	$0.87
Diluted earnings per common share	$0.15	$0.35	$0.03	$0.87

Basic weighted average common shares outstanding	31,587	31,941	31,570	32,610
Diluted weighted average common shares outstanding	31,773	32,175	31,746	32,860

Dividends declared per common share	$0.225	$0.225	$0.450	$0.450

Note: The Condensed Consolidated Statement of Operations is unaudited and has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc. See Note 2 of “Notes to Condensed Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2019	2018	2019	2018
		(Note)		(Note)
Net income before attribution to noncontrolling interests	$8,676	$12,073	$7,078	$30,159
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments (1)	(1,537)	(5,295)	196	(3,312)
Interest rate swaps (2)	(6,699)	2,834	(10,654)	9,552
Other comprehensive (loss) income, before tax	(8,236)	(2,461)	(10,458)	6,240
Income tax effect:
Foreign currency translation adjustments (1)	354	1,218	(45)	745
Interest rate swaps (3)	1,532	(627)	2,450	(2,172)
Income tax effect (4)	1,886	591	2,405	(1,427)
Other comprehensive (loss) income, net of tax	(6,350)	(1,870)	(8,053)	4,813
Comprehensive income (loss) before attribution to noncontrolling interests	2,326	10,203	(975)	34,972
Less: comprehensive (income) loss, redeemable noncontrolling interests	(32)	(319)	87	(618)
Less: comprehensive income, nonredeemable noncontrolling interests	(290)	(555)	(542)	(899)
Comprehensive income (loss) attributable to the Company	$2,004	$9,329	$(1,430)	$33,455

(1)On June 15, 2018, the Company refranchised 34 Company-owned restaurants and a quality control center located in China. In connection with the transaction, approximately $1,300 of accumulated other comprehensive income and $300 associated deferred tax related to foreign currency translation were reversed.

(2)Amounts reclassified out of accumulated other comprehensive income (loss) into net interest expense included $231 and $688 for the three and six months ended June 30, 2019, respectively, and $89 and $197 for the three and six months ended July 1, 2018, respectively.

(3)The income tax effects of amounts reclassified out of accumulated other comprehensive loss into net interest expense included $53 and $158 for the three and six months ended June 30, 2019, respectively, and $20 and $45 for the three and six months ended July 1, 2018, respectively.

(4)As of January 1, 2018, we adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” and reclassified stranded tax effects associated with the Tax Cuts and Jobs Act of approximately $455 to retained earnings in the first quarter of 2018.

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

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended June 30, 2019	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at March 31, 2019	31,420	$443	$193,243	$(4,846)	$231,439	$(748,995)	$15,458	$(313,258)
Net income (1)	—	—	—	—	8,354	—	290	8,644
Other comprehensive loss	—	—	—	(6,350)	—	—	—	(6,350)
Cash dividends on common stock	—	—	59	—	(7,203)	—	—	(7,144)
Cash dividends on preferred stock	—	—	—	—	(3,428)	—	—	(3,428)
Exercise of stock options	1	—	42	—	—	—	—	42
Tax effect of equity awards	—	—	(26)	—	—	—	—	(26)
Stock-based compensation expense	—	—	3,800	—	—	—	—	3,800
Issuance of restricted stock	2	—	(116)	—	—	116	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(164)	(164)
Other	4	—	(75)	—	(329)	222	—	(182)
Balance at June 30, 2019	31,427	$443	$196,927	$(11,196)	$228,833	$(748,657)	$15,584	$(318,066)

For the six months ended June 30, 2019
Balance at December 30, 2018 (Restated)	31,372	$443	$192,984	$(3,143)	$242,182	$(751,704)	$15,225	$(304,013)
Net income (1)	—	—	—	—	6,623	—	542	7,165
Other comprehensive loss	—	—	—	(8,053)	—	—	—	(8,053)
Cash dividends on common stock	—	—	95	—	(14,364)	—	—	(14,269)
Cash dividends on preferred stock	—	—	—	—	(5,470)	—	—	(5,470)
Exercise of stock options	4	—	93	—	—	—	—	93
Tax effect of equity awards	—	—	(895)	—	—	—	—	(895)
Stock-based compensation expense	—	—	7,531	—	—	—	—	7,531
Issuance of restricted stock	44	—	(2,570)	—	—	2,570	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(183)	(183)
Other	7	—	(311)	—	(138)	477	—	28
Balance at June 30, 2019	31,427	$443	$196,927	$(11,196)	$228,833	$(748,657)	$15,584	$(318,066)

(1)	Net income to the Company for the three and six months ended June 30, 2019 excludes $322 and $455, respectively, allocable to the noncontrolling interests for our joint venture arrangements, respectively.

At June 30, 2019, the accumulated other comprehensive loss of $11,196 was comprised of net unrealized foreign currency translation loss of $6,709 and net unrealized loss on the interest rate swap agreements of $4,487.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Unaudited)

	Papa John’s International, Inc. (Note)
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended July 1, 2018	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Deficit
Balance at April 1, 2018	32,023	$443	$163,198	$4,110	$278,728	$(714,097)	$16,258	$(251,360)
Net income (1)	—	—	—	—	11,199	—	555	11,754
Other comprehensive loss	—	—	—	(1,870)	—	—	—	(1,870)
Cash dividends on common stock	—	—	36	—	(7,188)	—	—	(7,152)
Exercise of stock options	13	—	409	—	—	—	—	409
Tax effect of equity awards	—	—	(11)	—	—	—	—	(11)
Acquisition of Company common stock	(490)	—	22,000	—	—	(28,704)	—	(6,704)
Stock-based compensation expense	—	—	2,454	—	—	—	—	2,454
Issuance of restricted stock	1	—	(30)	—	—	30	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(678)	(678)
Other	1	—	(30)	—	—	77	—	47
Balance at July 1, 2018	31,548	$443	$188,026	$2,240	$282,739	$(742,694)	$16,135	$(253,111)

For the six months ended July 1, 2018
Balance at December 31, 2017	33,931	$442	$184,785	$(2,117)	$292,251	$(597,072)	$15,757	$(105,954)
Cumulative effect of adoption of ASU 2014-09 (2)	—	—	—	—	(24,359)	—	—	(24,359)
Adjusted balance at January 1, 2018	33,931	442	184,785	(2,117)	267,892	(597,072)	15,757	(130,313)
Net income (1)	—	—	—	—	28,642	—	899	29,541
Other comprehensive income	—	—	—	4,813	—	—	—	4,813
Adoption of ASU 2018-02 (3)	—	—	—	(455)	455	—	—	—
Cash dividends on common stock	—	—	72	—	(14,757)	—	—	(14,685)
Exercise of stock options	55	1	2,178	—	—	—	—	2,179
Tax effect of equity awards	—	—	(1,353)	—	—	—	—	(1,353)
Acquisition of Company common stock	(2,491)	—	—	—	—	(148,440)	—	(148,440)
Stock-based compensation expense	—	—	4,929	—	—	—	—	4,929
Issuance of restricted stock	48	—	(2,547)	—	—	2,547	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,110)	(1,110)
Other	5	—	(38)	(1)	507	271	589	1,328
Balance at July 1, 2018	31,548	$443	$188,026	$2,240	$282,739	$(742,694)	$16,135	$(253,111)

(1)	Net income to the Company for the three and six months ended July 1, 2018 excludes $874 and $1,517, respectively, allocable to the noncontrolling interests for our joint venture arrangements.
(2)	As of January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers”.
(3)	As of January 1, 2018, the Company adopted ASU 2018-02, “Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income,” and reclassified stranded tax effects associated with the Tax Cuts and Jobs Act of approximately $455 to retained earnings in the first quarter of 2018.

At July 1, 2018, the accumulated other comprehensive income of $2,240 was comprised of net unrealized gain on the interest rate swap agreements of $7,874, partially offset by net unrealized foreign currency translation loss of $5,634.

Note: The Condensed Consolidated Statement of Stockholders’ Deficit is unaudited and has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc. See Note 2 of “Notes to Condensed Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	July 1,
(In thousands)	2019	2018
		(Note)
Operating activities
Net income before attribution to noncontrolling interests	$7,078	$30,159
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	676	3,591
Depreciation and amortization	23,270	23,270
Deferred income taxes	(3,096)	(2,511)
Preferred stock option mark-to-market adjustment	5,914	—
Stock-based compensation expense	7,531	4,929
(Gain) loss on refranchising	(163)	1,918
Other	1,999	3,032
Changes in operating assets and liabilities:
Accounts receivable	(1,092)	3,114
Income tax receivable	11,699	3,628
Inventories	326	3,188
Prepaid expenses	8,899	1,285
Other current assets	(14,282)	3,276
Other assets and liabilities	(2,094)	(2,206)
Accounts payable	5,410	6,993
Income and other taxes payable	565	(1,656)
Accrued expenses and other current liabilities	(17,297)	(6,885)
Deferred revenue	(3,168)	(1,698)
Net cash provided by operating activities	32,175	73,427
Investing activities
Purchases of property and equipment	(17,836)	(21,562)
Loans issued	(4,757)	(1,904)
Repayments of loans issued	2,234	2,720
Proceeds from divestitures of restaurants	225	3,690
Other	568	146
Net cash used in investing activities	(19,566)	(16,910)
Financing activities
Proceeds from issuance of preferred stock	252,530	—
Repayments of term loan	(10,000)	(10,000)
Net (repayments) proceeds of revolving credit facilities	(230,776)	119,567
Dividends paid to common stockholders	(14,269)	(14,762)
Dividends paid to preferred stockholders	(5,470)	—
Issuance costs associated with preferred stock	(7,250)	—
Tax payments for equity award issuances	(895)	(1,353)
Proceeds from exercise of stock options	93	2,179
Acquisition of Company common stock	—	(148,440)
Contributions from noncontrolling interest holders	840	—
Distributions to noncontrolling interest holders	(183)	(1,110)
Other	168	231
Net cash used in financing activities	(15,212)	(53,688)
Effect of exchange rate changes on cash and cash equivalents	1	(62)
Change in cash and cash equivalents	(2,602)	2,767
Cash and cash equivalents at beginning of period	33,258	27,891
Cash and cash equivalents at end of period	$30,656	$30,658

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

June 30, 2019

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K/A for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 30, 2018.

2.	Update to Significant Accounting Policies

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

During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of PJMF and determined that the Company has the power to control certain significant activities of PJMF, as defined by Accounting Standards Codification 810 (“ASC 810”), Consolidations. Therefore, the Company is the primary beneficiary of the VIE, and per ASC 810, must consolidate the VIE. Prior to 2019, the Company did not consolidate PJMF. The Company has concluded the previous accounting policy to not consolidate PJMF was an immaterial error and has determined that PJMF should be consolidated. The Company has corrected this immaterial error by restating the 2018 condensed consolidated financial statements and related notes included herein to include PJMF. See Note 16 for the immaterial impacts of this error correction in fiscal year 2018.

Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties that include 192 restaurants at June 30, 2019. This includes one new joint venture arrangement with nine stores effective in June 2019. At July 1, 2018, there were 215 restaurants held in joint ventures, including 31 stores classified as held for sale and subsequently divested.

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

The income before income taxes attributable to these joint ventures for the three and six months ended June 30, 2019 and July 1, 2018 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018

Papa John’s International, Inc.	$708	$1,577	$1,172	$2,872
Noncontrolling interests	322	874	455	1,517
Total income before income taxes	$1,030	$2,451	$1,627	$4,389

The following summarizes the redemption feature, location and related accounting within the Condensed Consolidated Balance Sheets for these joint venture arrangements:

Type of Joint Venture Arrangement	Location within the Balance Sheets	Recorded Value

Joint venture with no redemption feature	Permanent equity	Carrying value
Joint ventures with option to require the Company to purchase the noncontrolling interest - not currently redeemable or redemption not probable	Temporary equity	Carrying value

Revenue Recognition

Other Revenues

Franchise Marketing Fund revenues represent contributions collected by PJMF and various other international and domestic marketing funds (“Co-op” or “Co-operative”) where we have determined for purposes of accounting that we have control over the significant activities of the funds. PJMF funds its operations with ongoing financial support and contributions from the domestic restaurants, of which approximately 80% are franchised restaurant members. Contributions are based on a percentage of monthly restaurant sales and are billed monthly. Advertising fund contributions and expenditures are reported on a gross basis in the Condensed Consolidated Statements of Operations. For interim reporting purposes, PJMF and Co-op advertising costs are accrued and expensed when the related franchise advertising revenues are recognized.

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

There are no expiration dates and we do not deduct non-usage fees from outstanding gift cards. While the franchisees continue to honor all gift cards presented for payment, the likelihood of redemption may be determined to be remote for certain cards due to long periods of inactivity. In these circumstances, the Company recognizes breakage revenue for amounts not subject to unclaimed property laws. Based upon our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote. Breakage revenue is recognized over time in proportion to estimated redemption patterns as Other revenue. Commissions on gift cards sold by third parties are recorded as a reduction to Deferred revenue and a reduction to Other revenue based upon estimated redemption patterns.

Deferred Income Tax Accounts and Tax Reserves

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining Papa John’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. We use an estimated annual effective rate based on expected annual income to determine our quarterly provision for income taxes. The effective income tax rate includes the estimated domestic state effective income tax rate and applicable foreign income tax rates. The effective income tax rate is also impacted by various permanent items and credits, net of any related valuation allowances, and can vary based on changes in estimated annual income. Discrete items are recorded in the quarter in which they occur.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax attribute carryforwards (e.g., net operating losses, capital losses, and foreign tax credits). The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of June 30, 2019, we had a net deferred liability of approximately $1.2 million.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019 and December 30, 2018 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
June 30, 2019
Financial assets:
Cash surrender value of life insurance policies (a)	$32,027	$32,027	$—	$—

Financial liabilities:
Interest rate swaps (b)	6,184	—	6,184	—

December 30, 2018
Financial assets:
Cash surrender value of life insurance policies (a)	$27,751	$27,751	$—	$—
Interest rate swaps (b)	4,905	—	4,905	—
(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)	The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Our assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2019 include assets and liabilities held for sale. The fair value was determined using a market-based approach with unobservable inputs (Level 3) less estimated selling costs.

Accounting Standards Adopted

Leases

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and financing leases with lease terms greater than twelve months. The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment for prepaid and deferred rent and tenant incentives. For income statement purposes, leases will continue to be classified as operating or financing with lease expense in both cases calculated substantially the same as under the prior leasing guidance.

The Company adopted Topic 842 as of December 31, 2018 (the first day of fiscal 2019). See Notes 3 and 4 for additional information.

Improvements to Non-employee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, “Improvements to Non-employee Share-based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 amends ASC 718, “Compensation - Stock Compensation” (“ASC 718”), to simplify the accounting for share-based payments granted to non-employees for goods and services. ASU 2018-07 supersedes ASC 505-50, “Equity-Based Payments to Non-employees” (“ASC 505-50”) and aligns much of the accounting for share-based payments granted to non-employees for goods and services with the accounting for share-based payments granted to employees. ASU 2018-07 was effective for the Company beginning in fiscal 2019. There was no significant impact at adoption.

Disclosure Update and Simplification

In August 2018, the Securities and Exchange Commission (“SEC”) issued SEC Release No. 33-10532, “Disclosure Update and Simplification,” which updates and simplifies certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The update also expanded the disclosure requirements related to the analysis of stockholders' deficit for interim financial statements requiring an analysis of changes in each caption of stockholders' deficit presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income (loss) is required to be filed. This rule became effective on November 5, 2018, and as a result, the Company has included the Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2019 and July 1, 2018 in this quarterly report on Form 10-Q.

Accounting Standards to be Adopted in Future Periods

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected versus incurred losses for financial assets held. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. The Company is currently assessing the impact of adopting this standard on our consolidated financial statements.

Cloud Computing

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Companies can choose to adopt the new guidance prospectively or retrospectively. The Company is currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

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

The Company has significant leases that include most domestic Company-owned restaurant and commissary locations. Other domestic leases include tractor and trailer leases and other equipment used by our commissaries. Additionally, the Company leases a significant number of restaurants within the United Kingdom; these restaurants are then subleased to the franchisees. The Company’s leases are classified as operating leases and are included in the Right-of-use assets, Current lease liabilities, and Long-term lease liabilities captions on the Company’s Condensed Consolidated Balance Sheet.

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

The Company has elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward our prior lease classifications under ASC 840, “Leases (“Topic 840)”. We elected to combine lease and non-lease components and have not elected the hindsight practical expedient. Based upon the practical expedient election, leases with an initial term of 12 months or less, but greater than one month, will not be recorded on the balance sheet for select asset classes.

Adoption of Topic 842 did not have a material impact on our annual operating results or cash flows. Operating lease expense is recognized on a straight-line basis over the lease term and is included in Operating costs or General and administrative expenses. Variable lease payments are expensed as incurred.

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

The following schedule details the total right-of-use assets and lease liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2019 and the date of adoption on December 31, 2018 (in thousands):

		June 30,	December 31,
Leases	Classification	2019	2018
Assets
Operating lease assets, net	Right-of-Use Assets	$148,868	$161,027
Operating lease assets, net	Assets Held for Sale	4,015	—
Total lease assets		$152,883	$161,027
Liabilities
Current operating	Current Lease Liabilities	$24,103	$25,348
Noncurrent operating	Long-term Lease Liabilities	124,458	137,511
Operating leases held for sale	Accrued Expenses and other current liabilities	4,199	—
Total lease liabilities		$152,760	$162,859

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense is comprised of operating lease costs, short-term lease costs, and variable lease costs, which are primarily comprised of common area maintenance, real estate taxes, and insurance for the Company’s real estate leases. Lease costs also include variable rent, which is primarily related to the Company’s supply chain tractor and trailer leases that are based on a rate per mile. Lease expense for the three- and six-month periods ended June 30, 2019 are as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$10,620	$21,414
Short-term lease cost	838	1,629
Variable lease cost	2,096	4,742
Total lease costs	$13,554	$27,785
Sublease income	(2,418)	(4,757)
Total lease costs, net of sublease income	$11,136	$23,028

Future minimum lease payments and sublease income under contractually-obligated leases as of June 30, 2019 were as follows (in thousands):

Fiscal Year	Lease Costs	Expected Sublease Income
Remainder of 2019	$16,119	$4,174
2020	35,862	8,326
2021	31,089	8,180
2022	25,580	7,969
2023	19,748	7,733
Thereafter	69,787	46,502
Total future minimum lease payments	198,185	82,884
Less imputed interest	(45,425)	—
Less lease liabilities held for sale (1)	(4,199)	—
Total present value of Lease Liabilities	$148,561	$82,884
(1)	Lease liabilities of $4.2 million are separately reported in the Company’s Condensed Consolidated Balance Sheets under the caption “Accrued expenses and other current liabilities”.

Future minimum lease payments and sublease income under contractually-obligated leases as of December 30, 2018 were as follows (in thousands):

Fiscal Year	Lease Costs	Expected Sublease Income
2019	$40,834	$8,079
2020	36,631	8,061
2021	31,159	7,818
2022	25,188	7,462
2023	18,694	7,182
Thereafter	57,304	42,518
Total future minimum lease payments	$209,810	$81,120

As of June 30, 2019, the Company had operating leases for approximately 65 new tractor trailers, which have not yet commenced as we have not taken possession and have a collective estimated future rental commitment of approximately $12 million. These leases will have terms up to seven years. Amounts related to these tractor trailers are not included in the future minimum lease payments schedule above.

Lessor Operating Leases

We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases. At June 30, 2019, we leased and subleased approximately 361 Papa John’s restaurants to franchisees in the United Kingdom. The initial lease terms on the franchised sites in the United Kingdom are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms, in accordance with Topic 842, similar to previous guidance.

Lease Guarantees

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 94 domestic leases. These leases have varying terms, the latest of which expires in 2033. As of June 30, 2019, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $10.0 million. This contingent liability is not included in the Condensed Consolidated Balance Sheet or future minimum lease obligation. The fair value of the guarantee is not material.

There were no leases recorded between related parties.

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases for the periods reported is as follows:

Six Months Ended
(in thousands, except for weighted-average amounts)	June 30, 2019
Cash paid for operating lease liabilities	$20,307
Right-of-use assets obtained in exchange for new operating lease liabilities	6,180
Cash received from sublease income	4,662

Weighted-average remaining lease term of operating leases	7.19
Weighted-average discount rate of operating leases	6.93%

5. Papa John’s Marketing Fund, Inc.

PJMF collects a percentage of revenues from Company-owned and franchised restaurants in the United States, for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. Contributions and expenditures are reported on a gross basis in the Condensed Consolidated Statements of Operations within Other revenues and Other expenses.

Assets and liabilities of PJMF, which are restricted in their use, included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 30,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$3,745	$13,790
Accounts receivable, net	7,951	10,264
Income tax receivable	127	73
Prepaid expenses	206	441
Other current assets	13,234	1
Total current assets	25,263	24,569
Deferred income taxes, net	381	381
Total assets	$25,644	$24,950

Liabilities
Current liabilities:
Accounts payable	$5,832	$20
Accrued expenses and other current liabilities	9,711	23,455
Deferred revenue current	111	155
Debt	11,241	9
Total current liabilities	26,895	23,639
Deferred revenue	4,384	5,995
Total liabilities	$31,279	$29,634

6. Revenue Recognition

Adoption of Topic 606

The Company adopted Topic 606 in the first quarter of 2018 with an adjustment to retained earnings to reflect the cumulative impact of adoption. The correction of the immaterial error regarding the consolidation of PJMF impacted the cumulative adjustment from adoption as follows:

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

Contract Balances

Our contract liabilities primarily relate to franchise fees and unredeemed gift card liabilities, which we classify as Deferred revenue and customer loyalty program obligations which are classified as Accrued expenses and other current liabilities. During the three and six months ended June 30, 2019, the Company recognized $8.4 million and $15.8 million in revenue, respectively, related to deferred revenue and the customer loyalty program, compared to $3.2 million and $7.3 million for the three and six months ended July 1, 2018, respectively.

The contract liability balances are included in the following (in thousands):

	Contract Liabilities
	June 30, 2019	December 30, 2018	Change
Deferred revenue	$20,057	$23,272	$(3,215)
Customer loyalty program	19,165	18,019	1,146
Total contract liabilities	$39,222	$41,291	$(2,069)

Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the agreement.

The contract assets were approximately $6.2 million and $6.6 million at June 30, 2019 and December 30, 2018, respectively. During the three and six months ended June 30, 2019, revenue was reduced approximately $800,000 and $1.6 million, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Other current assets and Other assets.

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,382	$2,182	$1,966	$1,723	$1,439	$3,545	$13,237

Approximately $2.3 million of area development fees related to unopened stores and international unearned royalties are included in deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $4.5 million, included in deferred revenue, will be recognized at Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.

As of June 30, 2019, the amount allocated to the Papa Rewards loyalty program is $19.2 million and is reflected in the Condensed Consolidated Balance Sheet as part of the contract liability included in Accrued expenses and other current liabilities. This will be recognized as revenue as the points are redeemed, which is expected to occur within the next year.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

7. Stockholders’ Deficit

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock and 100.0 million shares of common stock. The Company’s outstanding shares of common stock, net of repurchased common stock, were 31.4 million shares at both June 30, 2019 and December 30, 2018. The Company’s outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) were 252,530 at June 30, 2019 (none as of December 30, 2018).

Share Repurchase Program

Our Board of Directors authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expired on February 27, 2019. Funding under the previous share repurchase program was provided through our credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

Cash Dividend

The Company paid dividends of approximately $19.6 million in the six months ended June 30, 2019 consisting of the following:

●	$14.2 million paid to common stockholders ($0.45 per share);
●	$2.0 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.45 per share);
●	$3.4 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum).

On July 18, 2019, our Board of Directors declared a third quarter dividend of $0.225 per common share (approximately $7.1 million will be paid to common stockholders and $1.1 million of “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”). The third quarter preferred dividend was also declared on July 18, 2019. The common share dividend will be paid on August 23, 2019 to stockholders of record as of the close of business on

August 12, 2019. The third quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on October 1, 2019.

Stockholder Rights Plan

On April 30, 2019, the Company’s stockholders ratified the adoption by the Board of Directors of the Rights Agreement, dated as of July 22, 2018, as amended on February 3, 2019 and March 6, 2019 (as amended, the “Rights Agreement”). The original Rights Agreement adopted by the Board of Directors on July 22, 2018 had an expiration date of July 22, 2019 and a beneficial ownership trigger threshold of 15% (with a threshold of 31% applied to John H. Schnatter, together with his affiliates and family members). On February 3, 2019, in connection with the sale and issuance of the Series B Preferred Stock to Starboard described below, the original Rights Agreement was amended to exempt Starboard from being considered an “Acquiring Person” under the Rights Agreement solely as a result of its beneficial ownership of (i) shares of common stock beneficially owned by Starboard prior to the sale and issuance of the Series B Preferred Stock, (ii) shares of Series B Preferred Stock issued or issuable to Starboard under the terms of the Securities Purchase Agreement, and (iii) shares of the common stock (or in certain circumstances certain series of preferred stock) issuable upon conversion of the Series B Preferred Stock (or certain series of preferred stock issuable on conversion thereof) pursuant to the terms of the Certificate of Designation of Series B Preferred Stock. On March 6, 2019, the Rights Agreement was further amended to extend the term of the Rights Agreement to March 6, 2022, increase the beneficial ownership trigger threshold at which a person becomes an acquiring person from 15% to 20%, except as set forth above, and make certain other changes. In connection with the adoption of the original Rights Agreement, on July 22, 2018, the Board of Directors authorized and declared a dividend to stockholders of record at the close of business on August 2, 2018 of one preferred share purchase right (a “Right”) for each outstanding share of Papa John’s common stock. Upon certain triggering events, each Right would entitle the holder to purchase from the Company one one-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share of the Company (“Series A Preferred Stock”) at an exercise price of $250.00 (the “Exercise Price”) per one one-thousandth of a share of Series A Preferred Stock. In addition, if a person or group acquires beneficial ownership of 20% or more of the Company’s common stock (or in the case of Mr. Schnatter, 31% or more) without prior board approval, each holder of a Right (other than the acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Exercise Price and in accordance with the terms of the Rights Agreement, a number of shares of the Company’s common stock having a market value of twice the Exercise Price.

8. Series B Convertible Preferred Stock

On February 3, 2019, the Company entered into a Securities Purchase Agreement with Starboard Value LP (together with its affiliates, “Starboard”) pursuant to which Starboard made a $200 million strategic investment in the Company’s newly designated Series B Preferred Stock, at a purchase price of $1,000 per share. In addition, on March 28, 2019, Starboard made an additional $50 million investment in the Series B Preferred Stock pursuant to an option that was included in the Securities Purchase Agreement. The Company also issued $2.5 million of Series B Preferred Stock on the same terms as Starboard to certain franchisees that represented to the Company that they qualify as an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act. The initial dividend rate on the Series B Preferred Stock is 3.6% per annum of the stated value of $1,000 per share (the “Stated Value”), payable quarterly in arrears. The Series B Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. If at any time, the Company reduces the regular dividend paid to common stockholders, the Series B Preferred Stock dividend will remain the same as if the common stock dividend had not been reduced. The Series B Preferred Stock is convertible at the option of the holders at any time into shares of common stock based on the conversion rate determined by dividing the Stated Value by $50.06. The Series B Preferred Stock is also redeemable for cash at the option of either party from and after the eight-year anniversary of issuance, subject to certain conditions.

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

Since the holders have the option to redeem their shares of Series B Preferred Stock from and after the eight-year anniversary of issuance, which right may or may not be exercised, the stock is considered contingently redeemable and, accordingly, is classified as temporary equity of $251.3 million on the Condensed Consolidated Balance Sheet as of June 30, 2019. This amount is reported net of $7.2 million of related issuance costs. In accordance with applicable accounting guidance, the Company also recorded a one-time mark-to-market temporary equity adjustment of $5.9 million for the increase in fair value for both the $50.0 million option exercised by Starboard and the shares purchased by franchisees for the period of time the option was outstanding. The mark-to-market temporary equity adjustment was recorded in General and administrative expenses for $5.6 million (Starboard) and as a reduction to North America franchise royalties and fees of $0.3 million (Franchisees) within the Condensed Consolidated Statement of Operations with no associated tax benefit. Over the initial eight-year term, the $251.3 million investment will be accreted to the related redemption value of approximately $252.5 million as an adjustment to Retained Earnings.

The Company paid dividends of approximately $5.4 million to holders of Series B Preferred Stock during the six months ended June 30, 2019, which consisted of a $3.4 million preferred dividend and a $2.0 million “pass-through” dividend on an as-converted basis to common stock. Dividends paid to holders of Series B Preferred Stock and the related accretion are subtracted from net (loss) income attributable to the Company in determining net (loss) income attributable to common stockholders. See Note 9 for additional information.

9. Earnings Per Share

We compute earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common stockholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Series B Preferred Stock and time-based restricted stock awards are participating securities because holders of such shares have non-forfeitable dividend rights and participate in undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of Series B Preferred Stock, including common dividends and undistributed earnings allocated to participating securities are subtracted from net income attributable to the Company in determining net income attributable to common stockholders. Additionally, any accretion to redemption value is treated as a deemed dividend in the two-class EPS calculation.

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018

Basic earnings per common share:
Net income attributable to the Company	$8,354	$11,199	$6,623	$28,642
Preferred stock dividends and accretion	(3,486)	—	(5,556)	—
Net income attributable to participating securities	—	(72)	—	(147)
Net income attributable to common shareholders	$4,868	$11,127	$1,067	$28,495

Basic weighted average common shares outstanding	31,587	31,941	31,570	32,610
Basic earnings per common share	$0.15	$0.35	$0.03	$0.87

Diluted earnings per common share:
Net income attributable to common shareholders	$4,868	$11,127	$1,067	$28,495

Weighted average common shares outstanding	31,587	31,941	31,570	32,610
Dilutive effect of outstanding equity awards (a)	186	234	176	250
Diluted weighted average common shares outstanding (b)	31,773	32,175	31,746	32,860
Diluted earnings per common share	$0.15	$0.35	$0.03	$0.87
(a)	Excludes 1,561 and 1,469 equity awards for the three and six months ended June 30, 2019, respectively, and 1,257 and 1,143 equity awards for the three and six months ended July 1, 2018, respectively, as the effect of including such awards would have been anti-dilutive.
(b)	The Company had 252,530 shares of Series B Preferred Stock outstanding as of June 30, 2019. For the fully diluted calculation, the Series B Preferred stock dividends were added back to net income attributable to common stockholders. The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares. This calculation was anti-dilutive.

10. Assets and Liabilities Held for Sale

The Company has an approved plan to refranchise approximately 40 stores and certain owned properties in the United States. We expect to sell these stores within the next 12 months and have classified the assets and liabilities as held for sale within the Condensed Consolidated Balance Sheet. Upon the reclassification of these assets to held for sale, no loss was recognized as their fair value exceeded their carrying value. The following summarizes the associated assets and liabilities that are classified as held for sale (in thousands):

Held for Sale
June 30, 2019
Cash and cash equivalents	$26
Inventories	258
Property and equipment, net	4,980
Right-of-use assets	4,015
Goodwill	1,726
Total assets held for sale	$11,005

Lease liabilities	$4,199
Total liabilities held for sale (a)	$4,199

(

(a)	Liabilities held for sale are included under the caption “Accrued expenses and other current liabilities”.

The Company-owned restaurants classified as held for sale recorded income before income taxes of $612,000 and $742,000 for the three months ended June 30, 2019 and July 1, 2018, respectively, and $1.2 million for both the six months ended June 30, 2019 and July 1, 2018. All stores were included in the Domestic Company-owned restaurants segment.

11.	Debt

Long-term debt, net consists of the following (in thousands):

	June 30,	December 30,
	2019	2018
Outstanding debt	$384,241	$625,009
Unamortized debt issuance costs	(3,251)	(3,874)
Current portion of long-term debt	(31,241)	(20,009)
Total long-term debt, less current portion, net	$349,749	$601,126

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $8.0 million was outstanding as of June 30, 2019, and a secured term loan facility with an outstanding balance of $365.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”. The PJI Facilities mature on August 30, 2022. The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants. These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0. Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the

Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio. The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at June 30, 2019.

Under the PJI Credit Agreement, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to the Leverage Ratio of the Company not exceeding 4.00 to 1.00. The Company and certain direct and indirect domestic subsidiaries are required to grant a security interest in substantially all of the capital stock and equity interests of their respective domestic and first tier material foreign subsidiaries to secure the obligations owed under the PJI Facilities.

Our outstanding debt of $373.0 million at June 30, 2019 under the PJI Facilities was composed of $365.0 million outstanding under the Term Loan Facility and $8.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at June 30, 2019 was approximately $348.1 million.

As of June 30, 2019, the Company had approximately $3.3 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

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

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities. In April 2019, we reduced the notional value of our swaps by $50 million as a result of paying down a substantial portion of debt under our Revolving Facility using the proceeds received from the sale of Series B Preferred Stock in March 2019. The termination of $50.0 million of notional swap value was not significant to our results of operations. As of June 30, 2019, we have the following interest rate swap agreements with a total notional value of $350 million:

Effective Dates	Floating Rate Debt		Fixed Rates
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%
January 30, 2018 through August 30, 2022	$100	million	1.99%
January 30, 2018 through August 30, 2022	$75	million	1.99%
January 30, 2018 through August 30, 2022	$50	million	2.00%

The gain or loss on the swaps is recognized in Accumulated other comprehensive loss and reclassified into earnings as adjustments to interest expense in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	June 30,	December 30,
Balance Sheet Location	2019	2018

Other current and long-term assets	$—	$4,905
Other current and long-term liabilities	$6,184	$—

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

		Location of Gain	Amount of Gain	Total Net interest expense
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	on Condensed
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	Consolidated
Hedging	in AOCI/AOCL	AOCI/AOCL into	AOCI/AOCL into	Statements of
Relationships	on Derivative	Income	Income	Operations

Interest rate swaps for the three months ended:
June 30, 2019	$(5,167)	Interest expense	$231	$(4,272)
July 1, 2018	$2,207	Interest expense	$(89)	$(5,797)

Interest rate swaps for the six months ended:
June 30, 2019	$(8,204)	Interest expense	$688	$(10,548)
July 1, 2018	$7,380	Interest expense	$(197)	$(10,872)

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 4.3% and 4.4% for the three- and six-month periods ended June 30, 2019, respectively, compared to 3.6% for the three- and six-month periods ended July 1, 2018. Interest paid, including payments made or received under the swaps, was $4.4 million and $5.8 million for the three months ended June 30, 2019 and July 1, 2018, respectively, and $11.1 million and $10.7 million for the six months ended June 30, 2019 and July 1, 2018, respectively. As of June 30, 2019, the portion of the aggregate $6.2 million interest rate swap liability that would be reclassified into earnings during the next twelve months approximates $1.5 million.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”). The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on December 27, 2019. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%. The applicable interest rates on the PJMF Revolving Facility were 4.2% for both the three and six months ended June 30, 2019, compared to 3.6% and 3.4% for the three and six months ended July 1, 2018, respectively. As of June 30, 2019, the principal amount of debt outstanding under the PJMF Revolving Facility was $11.2 million and is classified as current debt. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

12.	Commitments and Contingencies

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

Ameranth, Inc. vs Papa John’s International, Inc. In August 2011, Ameranth, Inc. (“Ameranth”) filed various patent infringement actions against a number of defendants, including the Company, in the U.S. District Court for the Southern District of California (the “California Court”), which were consolidated by the California Court in October 2012 (the “Consolidated Case”). The Consolidated Case was stayed until January 2017 when Ameranth decided to proceed on only one patent, after the Company received a favorable decision by the Patent and Trademark Office on certain other patents.  A Markman hearing was held in December 2017, which did not dispose of Ameranth’s claims, and the California Court set a jury trial date of November 13, 2018 for the claims against the Company. However, on September 25, 2018, the California Court granted the Company’s Motion for Summary Judgment and found that the Ameranth patent at issue was invalid. Ameranth filed an appeal on October 25, 2018, which is currently being briefed by the parties. The California Court has issued a stay of the case pending the outcome of the appeal, and the Company does not expect a decision until early 2020. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s appeal. The Company has not recorded a liability related to this lawsuit as of June 30, 2019, as it does not believe a loss is probable or reasonably estimable.

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York (“the New York Court”), alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the New York Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed. As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class. On February 5, 2019, the Court denied Plaintiffs’ request to amend their complaint. The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action. The Company has not recorded any liability related to this lawsuit as of June 30, 2019 as it does not believe a loss is probable or reasonably estimable.

Danker v. Papa John’s International, Inc. et al.  On August 30, 2018, a class action lawsuit was filed in the United States District Court, Southern District of New York on behalf of a class of investors who purchased or acquired stock in Papa John's through a period up to and including July 19, 2018. The complaint alleges violations of Sections l0(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The District Court has appointed the Oklahoma Law Enforcement Retirement System to lead the case and has also issued a scheduling order for the case to proceed.  An amended complaint was filed on February 13, 2019, which the Company has moved to dismiss. The Company believes that it has valid and meritorious defenses to these suits and intends to vigorously defend against them.  The Company has not recorded any liability related to these lawsuits as of June 30, 2019 as it does not believe a loss is probable or reasonably estimable.

13. Related Party Transactions

On June 11, 2019, the Company entered into a marketing endorsement agreement with ABG-Shaq, LLC (“ABG-Shaq”), an entity affiliated with Shaquille O’Neal, for the personal services of Mr. O’Neal with an effective date of March 15, 2019. Mr. O’Neal is a non-independent member of the Company’s board of directors.  Pursuant to the endorsement agreement, the Company received the right and license to use Mr. O’Neal’s name and image in connection with the advertising, promotion and sale of Papa John’s-branded products. Mr. O’Neal will also provide brand ambassador services related to appearances, social media and public relations matters, and will collaborate with the Company to develop one or more co-branded products.

As consideration for the rights and services granted under the endorsement agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $4.125 million over the three years of the endorsement agreement and has granted restricted stock units to Mr. O’Neal (as agent of ABG-Shaq) that were valued at $4.3 million on the grant date, which will vest over 3 years. The Company will also pay expenses related to the marketing and personal services provided by Mr. O’Neal. The costs of the endorsement agreement will be funded by PJMF.

On May 27, 2019, Mr. O’Neal and the Company entered into a joint venture for the operation of nine Atlanta-area Papa John’s pizza restaurants that were previously company-owned restaurants. The Company owns approximately 70% of the joint venture and Mr. O’Neal owns approximately 30% of the joint venture. Mr. O’Neal contributed approximately $840,000 representing his pro rata capital contribution.

14. Other General Expenses

Other general expenses are included within General and administrative expenses and primarily consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Provision for uncollectible accounts and notes receivable (a)	$516	$1,150	$540	$2,337
Loss on disposition of fixed assets	1,001	299	1,290	460
Other (income) expense	(304)	(210)	(717)	760
Other general expenses	1,213	1,239	1,113	3,557
Special charges (b) (c)	2,896	-	13,515	-
Administrative expenses (d)	44,609	37,733	85,225	75,411
General and administrative expenses	$48,718	$38,972	$99,853	$78,968

(a)	Bad debt recorded on accounts receivable and notes receivable.
(b)	Includes a $2.5 million marketing fund investment in both the three- and six-month periods to increase marketing and promotional activities. Also includes advisory and legal costs of $0.4 million and $5.5 million for the three- and six-month periods, respectively, primarily associated with the review of a wide range of strategic opportunities that culminated in Starboard’s strategic investment in the Company by affiliates of Starboard.
(c)	Includes a one-time mark-to-market adjustment of $5.6 million from the increase in value of the Starboard option to purchase Series B Preferred Stock that culminated in the purchase of $50.0 million of Series B preferred stock in late March. See Note 8 for additional information.
(d)	The increases in administrative expenses of $6.9 million and $9.8 million for the three- and six-month periods ended June 30, 2019, respectively, compared to the prior year comparable periods were primarily due to a shift in the timing of our operators’ conference from the third quarter in 2018 to the second quarter in 2019, higher professional and consulting fees and higher management incentive costs.

15.	Segment Information

We have four reportable segments: domestic Company-owned restaurants, North America commissaries, North America franchising and international operations. The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants in the United States and Canada. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international segment principally consists of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales, marketing and other support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as “all other,” which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, franchise contributions to North America marketing funds including PJMF and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

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

Our segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2019	2018	2019	2018
Revenues
Domestic Company-owned restaurants	$163,656	$181,379	$325,459	$371,621
North America commissaries	147,128	153,455	296,032	315,168
North America franchising	19,761	23,912	37,291	48,718
International	31,420	34,652	62,920	70,184
All others	37,658	36,554	76,326	74,383
Total revenues	$399,623	$429,952	$798,028	$880,074

Intersegment revenues:
North America commissaries	$46,962	$51,492	$92,517	$107,366
North America franchising	787	1,016	1,460	2,035
International	94	73	191	143
All others	17,985	15,800	33,396	32,477
Total intersegment revenues	$65,828	$68,381	$127,564	$142,021

Income (loss) before income taxes:
Domestic Company-owned restaurants	$7,712	$8,304	$12,309	$15,533
North America commissaries	7,792	8,730	15,304	17,340
North America franchising (1)	17,910	21,380	33,601	43,739
International (2)	5,403	2,278	10,720	5,815
All others	(1,209)	(2,843)	(1,715)	(2,528)
Unallocated corporate expenses (3)	(27,891)	(19,324)	(60,356)	(37,454)
Elimination of intersegment (profits) losses	242	588	(671)	(268)
Total (loss) income before income taxes	$9,959	$19,113	$9,192	$42,177

Property and equipment:
Domestic Company-owned restaurants	$217,340
North America commissaries	140,395
International	15,946
All others	77,868
Unallocated corporate assets	205,470
Accumulated depreciation and amortization	(444,762)
Property and equipment, net	$212,257

(1)	Includes Special charges of $2.5 million and $7.7 million in North America franchising for the three and six months ended June 30, 2019, respectively.
(2)	Includes refranchising losses of $1.9 million in the three and six months ended July 1, 2018.
(3)Includes Special charges of $2.9 million and $13.5 million in Unallocated corporate expenses for the three and six months ended June 30, 2019, respectively.

Disaggregation of Revenue

In the following tables, revenues are disaggregated by major product line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended June 30, 2019
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$163,656	$-	$-	$-	$-	$163,656
Commissary sales	-	194,090	-	15,948	-	210,038
Franchise royalties and fees	-	-	20,548	9,549	-	30,097
Other revenues	-	-	-	6,017	55,643	61,660
Eliminations	-	(46,962)	(787)	(94)	(17,985)	(65,828)
Total segment revenues	$163,656	$147,128	$19,761	$31,420	$37,658	$399,623
International other revenues (1)	-	-	-	(6,017)	6,017	-
International eliminations (1)	-	-	-	94	(94)	-
Total revenues	$163,656	$147,128	$19,761	$25,497	$43,581	$399,623

	Reportable Segments
	Three Months Ended July 1, 2018
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$181,379	$-	$-	$2,783	$-	$184,162
Commissary sales	-	204,947	-	17,299	-	222,246
Franchise royalties and fees	-	-	24,928	8,987	-	33,915
Other revenues	-	-	-	5,656	52,354	58,010
Eliminations	-	(51,492)	(1,016)	(73)	(15,800)	(68,381)
Total segment revenues	$181,379	$153,455	$23,912	$34,652	$36,554	$429,952
International other revenues (1)	-	-	-	(5,656)	5,656	-
International eliminations (1)	-	-	-	73	(73)	-
Total revenues	$181,379	$153,455	$23,912	$29,069	$42,137	$429,952

	Reportable Segments
	Six Months Ended June 30, 2019
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$325,459	$-	$-	$-	$-	$325,459
Commissary sales	-	388,549	-	31,814	-	420,363
Franchise royalties and fees	-	-	38,751	19,350	-	58,101
Other revenues	-	-	-	11,947	109,722	121,669
Eliminations	-	(92,517)	(1,460)	(191)	(33,396)	(127,564)
Total segment revenues	$325,459	$296,032	$37,291	$62,920	$76,326	$798,028
International other revenues (1)	-	-	-	(11,947)	11,947	-
International eliminations (1)	-	-	-	191	(191)	-
Total revenues	$325,459	$296,032	$37,291	$51,164	$88,082	$798,028

	Reportable Segments
	Six Months Ended July 1, 2018
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$371,621	$-	$-	$6,237	$-	$377,858
Commissary sales	-	422,534	-	34,978	-	457,512
Franchise royalties and fees	-	-	50,753	17,968	-	68,721
Other revenues	-	-	-	11,144	106,860	118,004
Eliminations	-	(107,366)	(2,035)	(143)	(32,477)	(142,021)
Total segment revenues	$371,621	$315,168	$48,718	$70,184	$74,383	$880,074
International other revenues (1)	-	-	-	(11,144)	11,144	-
International eliminations (1)	-	-	-	143	(143)	-
Total revenues	$371,621	$315,168	$48,718	$59,183	$85,384	$880,074

(1)	Other revenues as reported in the Condensed Consolidated Statements of Operations include $5.9 million and $11.8 million of revenue for the three and six months ended June 30, 2019, respectively, and $5.6 million and $11.0 million for the three and six months ended July 1, 2018, respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to income before income taxes but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.

16. Restatement of 2018 Condensed Consolidated Financial Statements

The following tables present the immaterial impact of consolidating PJMF in our 2018 condensed consolidated financial statements. See Notes 2 and 5 for additional information.

Condensed Consolidated Balance Sheet (unaudited)
	December 30, 2018
(In thousands)	As Reported	Change	As Restated
Cash and cash equivalents	$19,468	$13,790	$33,258
Accounts receivable, net	67,854	10,264	78,118
Income tax receivable	16,073	73	16,146
Prepaid expenses	29,935	441	30,376
Other current assets	5,677	1	5,678
Total current assets	171,708	24,569	196,277
Deferred income taxes, net	756	381	1,137
Total assets	570,947	24,950	595,897
Accounts payable	29,891	(2,785)	27,106
Accrued expenses and other current liabilities	105,712	23,455	129,167
Current deferred revenue	2,443	155	2,598
Current portion of long-term debt	20,000	9	20,009
Total current liabilities	164,636	20,834	185,470
Deferred revenue	14,679	5,995	20,674
Total liabilities	867,617	26,829	894,446
Retained earnings	244,061	(1,879)	242,182
Total stockholders' deficit	(302,134)	(1,879)	(304,013)
Total liabilities, Series B preferred stock, redeemable noncontrolling interests, and stockholders' deficit	570,947	24,950	595,897

	Three Months Ended			Six Months Ended
	July 1, 2018			July 1, 2018
(In thousands, except per share amounts)	As Reported	Change	As Restated	As Reported	Change	As Restated
Condensed Consolidated Statements of Operations
Other revenues	$20,144	$21,993	$42,137	$40,638	$44,746	$85,384
Total revenues	407,959	21,993	429,952	835,328	44,746	880,074
Domestic Company-owned restaurant expenses	147,781	87	147,868	305,100	342	305,442
Other expenses	20,698	22,103	42,801	41,656	43,512	85,168
General and administrative expenses	38,712	260	38,972	78,441	527	78,968
Total costs and expenses	380,470	22,450	402,920	780,726	44,381	825,107
Operating income (loss)	25,367	(457)	24,910	52,684	365	53,049
Net interest expense	(5,662)	(135)	(5,797)	(10,617)	(255)	(10,872)
Income (loss) before income taxes	19,705	(592)	19,113	42,067	110	42,177
Income tax expense	7,040	-	7,040	12,022	(4)	12,018
Net income (loss) before attribution to noncontrolling interests	12,665	(592)	12,073	30,045	114	30,159
Net income (loss) attributable to the Company	11,791	(592)	11,199	28,528	114	28,642
Net income (loss) attributable to common shareholders	11,719	(592)	11,127	28,381	114	28,495
Basic earnings (loss) per common share	0.37	(0.02)	0.35	0.87	-	0.87
Diluted earnings (loss) per common share	0.36	(0.01)	0.35	0.86	0.01	0.87
Condensed Consolidated Statement of Cash Flows
Operating activities
Net income before attribution to noncontrolling interests				$30,045	$114	$30,159
Accounts receivable				(148)	3,262	3,114
Income tax receivable				3,678	(50)	3,628
Prepaid expenses				1,159	126	1,285
Other current assets				5,524	(2,248)	3,276
Other assets and liabilities				(2,202)	(4)	(2,206)
Accounts payable				2,511	4,482	6,993
Accrued expenses and other current liabilities				(2,506)	(4,379)	(6,885)
Deferred revenue				379	(2,077)	(1,698)
Net cash provided by operating activities				74,201	(774)	73,427
Financing activities
Net (repayments) proceeds of revolving credit facilities				119,400	167	119,567
Net cash used in financing activities				(53,855)	167	(53,688)
Change in cash and cash equivalents				3,374	(607)	2,767
Cash and cash equivalents at beginning of period				22,345	5,546	27,891
Cash and cash equivalents at end of period				25,719	4,939	30,658

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
(In thousands, except per share amounts)	As Reported	Change	As Restated	As Reported	Change	As Restated
Condensed Consolidated Statements of Operations
Other revenues	$21,023	$21,224	$42,247	$61,661	$65,970	$127,631
Total revenues	364,007	21,224	385,231	1,199,335	65,970	1,265,305
Domestic Company-owned restaurant expenses	135,836	421	136,257	440,936	763	441,699
Other expenses	22,002	20,734	42,736	63,658	64,246	127,904
General and administrative expenses	55,462	249	55,711	133,903	777	134,680
Total costs and expenses	377,997	21,404	399,401	1,158,723	65,786	1,224,509
Operating (loss) income	(13,990)	(180)	(14,170)	38,694	185	38,879
Net interest expense	(5,963)	(95)	(6,058)	(16,580)	(350)	(16,930)
(Loss) Income before income taxes	(19,953)	(275)	(20,228)	22,114	(165)	21,949
Income tax (benefit) expense	(7,359)	(13)	(7,372)	4,663	(13)	4,650
Net (loss) income before attribution to noncontrolling interests	(12,594)	(262)	(12,856)	17,451	(153)	17,298
Net (loss) income attributable to the Company	(13,033)	(262)	(13,295)	15,495	(153)	15,342
Net (loss) income attributable to common shareholders	(13,033)	(262)	(13,295)	15,348	(153)	15,195
Basic (loss) earnings per common share	(0.41)	(0.01)	(0.42)	0.48	(0.01)	0.47
Diluted (loss) earnings per common share	(0.41)	(0.01)	(0.42)	0.47	-	0.47
Condensed Consolidated Statement of Cash Flows
Operating activities
Net income before attribution to noncontrolling interests				$17,451	$(153)	$17,298
Accounts receivable				7,410	3,673	11,083
Income tax receivable				(7,373)	(50)	(7,423)
Prepaid expenses				7,663	434	8,097
Other current assets				5,016	(1,482)	3,534
Other assets and liabilities				(4,899)	(11)	(4,910)
Accounts payable				769	1,332	2,101
Accrued expenses and other current liabilities				18,772	4,333	23,105
Deferred revenue				(4)	(1,856)	(1,860)
Net cash provided by operating activities				98,812	6,220	105,032
Financing activities
Net proceeds (repayments) of revolving credit facilities				123,600	(2,124)	121,476
Net cash used in financing activities				(73,844)	(2,124)	(75,968)
Change in cash and cash equivalents				2,535	4,096	6,631
Cash and cash equivalents at beginning of period				22,345	5,546	27,891
Cash and cash equivalents at end of period				24,880	9,642	34,522

	Three Months Ended			Year Ended
	December 30, 2018			December 30, 2018
(In thousands, except per share amounts)	As Reported	Change	As Restated	As Reported	Change	As Restated
Condensed Consolidated Statements of Operations
Other revenues	$19,767	$21,853	$41,620	$81,428	$87,823	$169,251
Total revenues	373,981	21,853	395,834	1,573,316	87,823	1,661,139
Domestic Company-owned restaurant expenses	135,862	96	135,958	576,799	859	577,658
Other expenses	20,358	20,562	40,920	84,016	84,808	168,824
General and administrative expenses	58,648	206	58,854	192,551	983	193,534
Total costs and expenses	383,924	20,864	404,788	1,542,647	86,650	1,629,297
Operating (loss) income	(8,314)	989	(7,325)	30,380	1,173	31,553
Net interest expense	(7,909)	(17)	(7,926)	(25,306)	(367)	(25,673)
(Loss) Income before income taxes	(16,224)	972	(15,252)	5,891	806	6,697
Income tax (benefit) expense	(2,018)	(9)	(2,027)	2,646	(22)	2,624
Net (loss) income before attribution to noncontrolling interests	(14,206)	981	(13,225)	3,245	828	4,073
Net (loss) income attributable to the Company	(13,849)	981	(12,868)	1,646	828	2,474
Net (loss) income attributable to common shareholders	(13,849)	981	(12,868)	1,646	828	2,474
Basic (loss) earnings per common share	(0.44)	0.03	(0.41)	0.05	0.03	0.08
Diluted (loss) earnings per common share	(0.44)	0.03	(0.41)	0.05	0.03	0.08
Condensed Consolidated Statement of Cash Flows
Operating activities
Net income before attribution to noncontrolling interests				$3,245	$828	$4,073
Deferred income taxes				1,705	(85)	1,620
Accounts receivable				1,386	2,859	4,245
Income tax receivable				(12,170)	13	(12,157)
Prepaid expenses				(2,165)	1,126	(1,039)
Accounts payable				(1,694)	1,294	(400)
Accrued expenses and other current liabilities				10,273	14,904	25,177
Deferred revenue				(271)	(1,280)	(1,551)
Net cash provided by operating activities				72,795	19,659	92,454
Financing activities
Net proceeds (repayments) of revolving credit facilities				175,000	(11,415)	163,585
Net cash used in financing activities				(36,682)	(11,415)	(48,097)
Change in cash and cash equivalents				(2,877)	8,244	5,367
Cash and cash equivalents at beginning of period				22,345	5,546	27,891
Cash and cash equivalents at end of period				19,468	13,790	33,258

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of June 30, 2019, there were 5,345 Papa John’s restaurants (643 Company-owned and 4,702 franchised) operating in all 50 states and 47 international countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, contributions received from franchisees for domestic and international marketing funds we control, revenues for printing and promotional items, and information systems and related services used in their operations.

Recent Developments and Trends

On February 3, 2019, the Company entered into the Securities Purchase Agreement with Starboard Value LP (together with its affiliates, “Starboard”) pursuant to which Starboard made a $200 million strategic investment in the Company’s newly designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”). In addition, on March 28, 2019, Starboard made an additional $50 million investment in the Series B Preferred Stock pursuant to an option that was included in the Securities Purchase Agreement. See Note 8 of “Notes to Condensed Consolidated Financial Statements” for more information related to the Series B Preferred Stock and related transaction costs. The Company also issued $2.5 million of Series B Preferred Stock on the same terms as Starboard to certain franchisees that represented to the Company that they qualify as an “accredited investor” as defined by Rule 501 of Regulation D promulgated under the Securities Act.

For the three and six months ended June 30, 2019, the Company also incurred $5.4 million and $21.2 million of special costs related to the Company’s current business circumstances and strategic turnaround efforts, defined as “Special charges”. The Special charges included the following: (i) financial assistance of approximately $2.5 million and $7.3 million for the three and six months ended June 30, 2019, respectively, to the entire North America system in the form of short-term royalty reductions in an effort to mitigate restaurant closings; (ii) marketing fund investments of $2.5 million for the three and six months ended June 30, 2019, to increase marketing and promotional activities in response to negative consumer sentiment which has impacted comparable sales; (iii) costs totaling approximately $400,000 and $5.5 million for the three and six months ended June 30, 2019, respectively, which primarily represent legal and advisory costs associated with the review of a wide range of strategic opportunities that culminated in Starboard’s strategic investment in the Company and legal costs associated with the settlement of legal proceedings initiated by the Company’s founder and related matters; and (iv) a one-time mark-to-mark adjustment of $5.9 million for the six months ended June 30, 2019 ($5.6 million in general and administrative expenses and $300,000 as a reduction in royalties) for the time period between the grant dates and the settlement dates for both the $50 million option exercised by Starboard and the $2.5 million in shares purchased by franchisees. The franchise royalty reductions reduce the amount of North America franchise royalties and fees revenues within our Condensed Consolidated Statements of Operations. All other costs associated with these events are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

In July 2019, the Company announced a program, developed with the support of the Company’s elected Franchise Advisory Council, to make an $80 million investment in marketing and brand initiatives as well as provide scheduled financial assistance for traditional North America franchisees beginning in the third quarter of 2019 through 2020. Under the program, the Company will make marketing investments to provide for the long-term strength of the brand. The Company will also extend financial assistance to its traditional North America franchisees in the form of lower royalties, royalty-based service incentives, and targeted relief. The Company expects to incur approximately 50% of the $80 million investment in the second half of 2019 and the remainder in 2020. These costs are included in a $50 to $60 million full year projected charge. See “Items Impacting Comparability; Non-GAAP Measures” for additional information.

Presentation of Financial Results

Immaterial Restatement of Previously Issued Condensed Consolidated Financial Statements to include the Papa John’s Marketing Fund, Inc. (“PJMF”)

During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of PJMF and determined the Company has the power to control certain significant activities of PJMF, a variable interest entity (“VIE”) in accordance with Accounting Standards Codification 810 (“ASC 810”), Consolidations. Therefore, the Company is the primary beneficiary of the VIE and per ASC 810 must consolidate PJMF. Prior to 2019, the Company did not consolidate PJMF. The Company has concluded the previous accounting policy to not consolidate was an immaterial error and has determined that PJMF should be consolidated. The Company has corrected this immaterial error by restating the 2018 condensed consolidated financial statements to include PJMF. See Notes 2, 5 and 16 of “Notes to Condensed Consolidated Financial Statements” for additional information.

The results of operations for the three and six months ended June 30, 2019 are based on the preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of condensed consolidated financial statements requires management to select accounting policies for critical accounting areas and make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact our operating results. See “Notes to Condensed Consolidated Financial Statements” for a discussion of the basis of presentation and the significant accounting policies.

Restaurant Progression

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

North America Company-owned:
Beginning of period	645	679	645	708
Opened	1	1	2	5
Closed	(2)	(2)	(2)	(4)
Sold to franchisees	(1)	—	(2)	(31)
End of period	643	678	643	678
International Company-owned:
Beginning of period	—	34	—	35
Closed	—	—	—	(1)
Sold to franchisees	—	(34)	—	(34)
End of period	—	—	—	—
North America franchised:
Beginning of period	2,691	2,745	2,692	2,733
Opened	17	26	43	44
Closed	(33)	(42)	(61)	(79)
Acquired from Company	1	—	2	31
End of period	2,676	2,729	2,676	2,729
International franchised:
Beginning of period	2,000	1,754	1,966	1,723
Opened	34	61	83	114
Closed	(8)	(9)	(23)	(31)
Acquired from Company	—	34	—	34
End of period	2,026	1,840	2,026	1,840
Total restaurants - end of period	5,345	5,247	5,345	5,247

Items Impacting Comparability; Non-GAAP Measures

The following table reconciles our GAAP financial results to the adjusted (non-GAAP) financial results, excluding the Special items detailed below. We present these non-GAAP measures because we believe the Special items impact the comparability of our results of operations.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share amounts)	2019	2018	2019	2018
		(Note)		(Note)

GAAP income before income taxes	$9,959	$19,113	$9,192	$42,177
Special items:
Special charges (1)	5,362	—	21,216	—
Refranchising (gains) losses, net (2)	(163)	2,122	(163)	1,918
Adjusted income before income taxes	$15,158	$21,235	$30,245	$44,095

GAAP net income attributable to common shareholders	$4,868	$11,127	$1,067	$28,495
Special items, net of income taxes:
Special charges (1)	4,209	—	17,757	—
Refranchising (gains) losses, net (2)	(125)	1,647	(125)	1,488
Tax impact of China refranchising	—	2,435	—	2,435
Adjusted net income attributable to common shareholders	$8,952	$15,209	$18,699	$32,418

GAAP diluted earnings per share	$0.15	$0.35	$0.03	$0.87
Special items:
Special charges (1)	0.13	—	0.56	—
Refranchising (gains) losses, net (2)	—	0.05	—	0.05
Tax impact of China refranchising	—	0.08	—	0.07
Adjusted diluted earnings per share	$0.28	$0.48	$0.59	$0.99

Note: This unaudited data has been restated to reflect the correction of an immaterial error to consolidate the operations of PJMF, as discussed in more detail in Notes 2, 5 and 16 of “Notes to Condensed Consolidated Financial Statements.”

(1)	The Company incurred $5.4 million and $21.2 million of special costs (defined as “Special charges”) in the three and six months ended June 30, 2019, respectively, including the following (in thousands):

	Three Months Ended June 30, 2019
	Special	Special Charges	Diluted Loss
	Charges	Net of Tax (e)	per Share
Royalty relief (a)	$2,466	$1,938	$0.06
Marketing fund investments (b)	2,500	1,935	0.06
Legal and advisory fees (c)	396	336	0.01
Total Special charges	$5,362	$4,209	$0.13

	Six Months Ended June 30, 2019
	Special	Special Charges	Diluted Loss
	Charges	Net of Tax (e)	per Share
Royalty relief (a)	$7,339	$5,680	$0.18
Marketing fund investments (b)	2,500	1,935	0.06
Legal and advisory fees (c)	5,463	4,228	0.13
Mark-to-market adjustment on option valuation (d)	5,914	5,914	0.19
Total Special charges	$21,216	$17,757	$0.56

(a)Represents financial assistance provided to the entire North America system in the form of royalty reductions.
(b)Represents marketing fund investments as part of our support package to our franchisees.
(c)Represents advisory and legal costs primarily associated with the review of a wide range of strategic opportunities that culminated in Starboard’s strategic investment in the Company by affiliates of Starboard.
(d)Represents a one-time mark-to-market adjustment of $5.9 million related to the increase in the fair value of the Starboard and franchisee options to purchase Series B Preferred Stock that culminated in the purchase of an additional $52.5 million of preferred stock in late March 2019.
(e)The tax effect was calculated using the Company’s full year marginal rate of 22.6%, excluding the mark-to-market adjustment on the Series B Preferred Stock option valuation, which was not tax deductible
(2)	The refranchising losses in 2018 are primarily associated with the June 2018 refranchise of our China operations, which included 34 restaurants and a quality control center, and the related tax impact. The additional tax expense is primarily attributable to the required recapture of China operating losses previously taken by the Company.

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

Results of Operations

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales decreased $17.7 million, or 9.8%, and $46.2 million, or 12.4%, for the three and six months ended June 30, 2019, respectively. These decreases were primarily due to reductions of 6.8% and 7.9% in comparable sales and reductions of 5.5% and 6.5% in equivalent units for the three and six months ended June 30, 2019, respectively. The decrease in equivalent units, and corresponding reduction in Company-owned restaurant sales, is primarily due to the refranchising of 62 stores in the Denver and Minneapolis markets during 2018. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise royalties and fees decreased $4.2 million, or 17.4%, and $11.4 million, or 23.5%, for the three and six months ended June 30, 2019, respectively. The decreases were primarily due to negative comparable sales of 5.3% and 5.7% for the three and six months ended June 30, 2019, respectively. Additionally, the three- and six-month periods of 2019 include royalty reductions of $2.5 million and $7.3 million, respectively, granted to the entire North America system as part of the franchise assistance program, which is included in Special charges. North America franchise restaurant sales decreased 5.1% to $512.1 million, and 5.3% to $1.0 billion for the three and six months ended June 30, 2019, respectively. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary sales decreased $6.3 million, or 4.1%, and $19.1 million, or 6.1%, for the three and six months ended June 30, 2019, respectively. The decreases were primarily due to lower sales volumes attributable to lower restaurant sales.

International revenues decreased $3.6 million, or 12.3%, and $8.0 million, or 13.5%, for the three and six months ended June 30, 2019, respectively. These decreases were primarily due to reduced revenues from the refranchising of Company-owned stores and the quality control center in China, which occurred during the second quarter of 2018, and the unfavorable impact of foreign exchange rates of approximately $1.3 million and $3.0 million for the three and six months ended June 30, 2019, respectively. The decreases were partially offset by higher royalties due to increases in equivalent units.

International franchise restaurant sales increased 9.6% to $229.9 million and 10.0% to $464.0 million for the three and six months ended June 30, 2019, respectively, excluding the impact of foreign currency, primarily due to increases in equivalent units. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues increased $1.4 million, or 3.4%, and $2.7 million, or 3.2%, for the three and six months ended June 30, 2019, respectively. The increases were primarily due to higher online sales primarily from an increase in the online fee charged to franchisees and higher sales at our Preferred Marketing Solutions subsidiary.

Costs and expenses. The operating margins for domestic Company-owned restaurants were 19.4% and 18.6% for the three and six months ended June 30, 2019, respectively, compared to 18.5% and 17.8% in the corresponding periods in 2018, and consisted of the following (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2019		July 1, 2018		June 30, 2019		July 1, 2018

Restaurant sales	$163,656		$181,379		$325,459		$371,621

Cost of sales	34,560	21.1%	39,525	21.8%	69,320	21.3%	82,926	22.3%
Other operating expenses	97,390	59.5%	108,343	59.7%	195,683	60.1%	222,516	59.9%
Total expenses	$131,950	80.6%	$147,868	81.5%	$265,003	81.4%	$305,442	82.2%

Margin	$31,706	19.4%	$33,511	18.5%	$60,456	18.6%	$66,179	17.8%

Domestic Company-owned restaurants margin decreased $1.8 million and $5.7 million for the three and six months ended June 30, 2019, respectively. The margin decreases were primarily due to lower comparable sales of 6.8% and 7.9% for the three and six months ended June 30, 2019. For the three months ended June 30, 2019, the margin as a percentage of sales was 0.9% higher due to favorable cost of sales from the impact of current year promotions with lower food costs and favorable non-owned automobile insurance costs. For the six months ended June 30, 2019, the margin as a percentage of sales was 0.8% favorable from lower commodities costs.

North America commissary margins were 7.1% and 7.0% for the three and six months ended June 30, 2019, respectively, compared to 6.6% and 6.4% for the three and six months ended July 1, 2018, and consisted of the following (dollars in thousands):

	Three Months Ended
	June 30, 2019		July 1, 2018
North America commissary sales	$147,128		$153,455
North America commissary expenses	136,744		143,300
Margin	$10,384	7.1%	$10,155	6.6%

	Six Months Ended
	June 30, 2019		July 1, 2018
North America commissary sales	$296,032		$315,168
North America commissary expenses	275,301		294,981
Margin	$20,731	7.0%	$20,187	6.4%

The North America commissary margins increased $200,000, or 0.4%, and $500,000, or 0.6%, respectively, for the three- and six-month periods of 2019 over the prior year comparable periods, as the impact of lower North America sales volumes was offset by reductions in certain operating costs, including labor. The six-month period also benefited from lower commodities costs.

The international operating margins were 42.5% and 43.4% for the three and six months ended June 30, 2019, respectively, compared to 37.2% and 37.0% for the corresponding 2018 periods and consisted of the following (dollars in thousands):

	Three Months Ended
	June 30, 2019				July 1, 2018
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$9,549	$-	$9,549		$8,987	$-	$8,987
Restaurant, commissary and other	15,948	14,652	1,296	8.1%	20,082	18,248	1,834	9.1%
Total international	$25,497	$14,652	$10,845	42.5%	$29,069	$18,248	$10,821	37.2%

	Six Months Ended
	June 30, 2019				July 1, 2018
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$19,350	$-	$19,350		$17,969	$-	$17,969
Restaurant, commissary and other	31,814	28,957	2,857	9.0%	41,214	37,278	3,936	9.6%
Total international	$51,164	$28,957	$22,207	43.4%	$59,183	$37,278	$21,905	37.0%

The margin approximated the comparable period in 2018 for the three- month period ended June 30, 2019 and was $300,000 higher than the comparable period in 2018 for the six-month period ended June 30, 2019 as higher royalties attributable to increased equivalent units were offset by the unfavorable impacts of foreign exchange rates. The international operating margins, as a percentage of related revenues improved 5.3% and 6.4% for the three and six months ended June 30, 2019, respectively, due to the refranchising of the China Company-owned operations.

The “Other” margins increased $2.3 million, or 5.3%, and $1.8 million, or 2.0% for the three and six months ended June 30, 2019, respectively, primarily due to the timing of marketing spending and higher online revenues. Other revenues and expenses include the revenues and expenses associated with the consolidation of PJMF, as previously discussed. See Notes 2, 5 and 16 of “Notes to Condensed Consolidated Financial Statements” for additional information.

	Three Months Ended
(in thousands)	June 30, 2019		July 1, 2018
Other revenues	$43,581		$42,137
Other expenses	41,970		42,801
Margin (loss)	$1,611	3.7%	$(664)	-1.6%

	Six Months Ended
(in thousands)	June 30, 2019		July 1, 2018
Other revenues	$88,082		$85,384
Other expenses	86,067		85,168
Margin	$2,015	2.3%	$216	0.3%

Operating margin (loss) is not a measurement defined by GAAP and should not be considered in isolation, or as an alternative to evaluation of the Company’s financial performance. In addition to an evaluation of GAAP consolidated income before income taxes, we believe the presentation of operating margin (loss) is beneficial as it represents an additional measure used by the Company to further evaluate operating efficiency and performance of the various business units. Additionally, operating margin (loss) discussion may be helpful for comparison within the industry. The operating margin (loss) results detailed herein can be calculated by business unit based on the specific revenue and operating expense line items on the face of the Condensed Consolidated Statements of Operation. Consolidated income before income taxes reported includes general and administrative expenses, depreciation and amortization, refranchising (gains) losses, net and net interest expense that have been excluded from the operating margin (loss) calculation.

General and administrative (“G&A”) expenses. G&A expenses were $48.7 million, or 12.2%, and $99.9 million, or 12.5% of revenues for the three and six months ended June 30, 2019, respectively, compared to $39.0 million, or 9.1%, and $79.0 million, or 9.0% for the corresponding 2018 periods, respectively. G&A expenses consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Provision for uncollectible accounts and notes receivable (a)	516	1,150	540	2,377
Loss on disposition of fixed assets	1,001	299	1,290	460
Other (income) expense	(304)	(210)	(717)	720
Other general expenses	1,213	1,239	1,113	3,557
Special charges (b) (c)	2,896	-	13,515	-
Administrative expenses (d)	44,609	37,733	85,225	75,411
General and administrative expenses	$48,718	$38,972	$99,853	$78,968

(a)	Bad debt recorded on accounts receivable and notes receivable.
(b)	Includes a $2.5 million national marketing fund investment in both the three- and six-month periods to increase marketing and promotional activities. Also includes advisory and legal costs of $0.4 million and $5.5 million for the three- and six-month periods, respectively, primarily associated with the review of a wide range of strategic opportunities that culminated in Starboard’s strategic investment in the Company by affiliates of Starboard.
(c)	A one-time mark-to-market adjustment of $5.6 million from the increase in value of the Starboard option to purchase Series B Preferred Stock that culminated in the purchase of $50.0 million of Series B Preferred Stock in late March. See Note 8 of “Notes to Condensed Consolidated Financial Statements” for additional information.
(d)	The increases in administrative expenses of $6.9 million and $9.8 million for the three- and six-month periods ended June 30, 2019, respectively, compared to the prior year comparable periods were primarily due to a shift in the timing of our operators’ conference from the third quarter in 2018 to the second quarter in 2019, higher professional and consulting fees and higher management incentive costs.

Depreciation and amortization. Depreciation and amortization expense was $11.5 million, or 2.9% and $23.3 million, or 2.9% of revenues for the three and six months ended June 30, 2019, respectively, compared to $11.7 million, or 2.7% and $23.3 million, or 2.6% of revenues for the corresponding periods in 2018, respectively.

Refranchising gains (losses), net. Refranchising losses of $2.1 million and $1.9 million for the three and six months ended July 1, 2018, respectively, were primarily related to the refranchising of China.

Net Interest expense. Net interest expense decreased approximately $1.5 million and $300,000 for the three and six months ended June 30, 2019, respectively, due to a decrease in the average outstanding debt balance, partially offset by an increase in interest rates. Total debt outstanding was $384.3 million as of June 30, 2019, including $11.2 million associated with PJMF. Outstanding debt at June 30, 2019 decreased $240.7 million from December 30, 2018 primarily due to the repayment of outstanding borrowings under our revolving credit facility using proceeds from the issuance of Series B Preferred Stock.

Income before income taxes. For the reasons discussed above, income before income taxes decreased approximately $9.2 million, or 47.9%, and $33.0 million, or 78.2%, for the three and six months ended June 30, 2019, respectively, over the prior year comparable periods. Excluding special charges, consolidated income before income taxes totaled $15.2 million, a decrease of $6.1 million or 28.6%, and totaled $30.2 million, a decrease of $13.8 million or 31.4%, for the three and six months ended June 30, 2019, respectively.

Income tax expense. The effective income tax rate was 12.9% for the three months ended June 30, 2019 compared to 36.8% for the three months ended July 1, 2018. The 2018 higher tax rate includes the impact of refranchising our China operations. The effective income tax rate for the six months ended June 30, 2019 was 23.0%. The higher tax rate for the six months ended June 30, 2019 is in part due to the $5.9 million mark-to-market fair value adjustment of the options to purchase Series B Preferred Stock, which was not tax deductible. See Note 8 of “Notes to Condensed Consolidated Financial Statements” for additional information.

Diluted earnings per share Diluted earnings per share was $0.15 for the second quarter of 2019, compared to $0.35 for the prior year period. Excluding Special items, adjusted diluted earnings per share was $0.28 for the second quarter of 2019, as compared to $0.48 for the second quarter of 2018. For the six months ended June 30, 2019, diluted earnings per share was $0.03, compared to diluted earnings per share of $0.87 for the prior year period. Excluding Special items, adjusted diluted earnings per share was $0.59 for the six months ended June 30, 2019, as compared to $0.99 for the prior year period.

Liquidity and Capital Resources

Debt

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $8.0 million was outstanding as of June 30, 2019 and a secured term loan facility with an outstanding balance of $365.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”. The PJI Facilities mature on August 30, 2022. The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants. These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0. Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio. The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at June 30, 2019.

Under the PJI Credit Agreement, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to the Leverage Ratio of the Company not exceeding 4.00 to 1.00. The Company and certain direct and indirect domestic subsidiaries are required to grant a security interest in substantially all of the capital stock and equity interests of their respective domestic and first tier material foreign subsidiaries to secure the obligations owed under the PJI Facilities.

Our outstanding debt of $373.0 million at June 30, 2019 under the PJI Facilities was composed of $365.0 million outstanding under the Term Loan Facility and $8.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at June 30, 2019 was approximately $348.1 million.

As of June 30, 2019, the Company had approximately $3.3 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

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

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities. In April 2019, we reduced the notional value of our swaps by $50 million as a result of paying down a substantial portion of debt under our Revolving Facility using the proceeds received from the sale of Series B Preferred Stock in March 2019. The termination of $50.0 million of notional swap value was not significant to our results of operations. As of June 30, 2019, we have the following interest rate swap agreements with a total notional value of $350 million:

Effective Dates	Floating Rate Debt	Fixed Rates
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%
January 30, 2018 through August 30, 2022	$100 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	1.99%
January 30, 2018 through August 30, 2022	$50 million	2.00%

The gain or loss on the swaps is recognized in Accumulated other comprehensive loss and reclassified into earnings as adjustments to interest expense in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Our PJI Credit Agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the Amended Credit Agreement:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	June 30, 2019
Leverage Ratio	Not to exceed 5.25 to 1.0	3.2 to 1.0

Interest Coverage Ratio	Not less than 2.0 to 1.0	2.7 to 1.0

As stated above, our leverage ratio is defined as outstanding debt divided by consolidated EBITDA, as defined, for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of June 30, 2019.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”). The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on December 27, 2019. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%. The applicable interest rates on the PJMF Revolving Facility were 4.2% for both the three and six months ended June 30, 2019, compared to 3.6% and 3.4% for the three and six months ended July 1, 2018, respectively. As of June 30, 2019, the principal amount of debt outstanding under the PJMF Revolving Facility was $11.2 million and is classified as current debt. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

Cash Flows

Cash flow provided by operating activities was $32.2 million for the six months ended June 30, 2019 compared to $73.4 million in the corresponding period in 2018. The decrease of approximately $41.3 million was primarily due to lower net income and unfavorable changes in working capital items, including PJMF. See “Recent Developments and Trends” and “Notes to Condensed Consolidated Financial Statements” for additional details related to the Special charges.

Our free cash flow, a non-GAAP financial measure, was as follows for the six-month periods of 2019 and 2018 (in thousands):

	Six Months Ended
	June 30,	July 1,
	2019	2018

Net cash provided by operating activities	$32,175	$73,427
Purchases of property and equipment	(17,836)	(21,562)
Dividends paid to preferred shareholders	(5,470)	—
Free cash flow (a)	$8,869	$51,865
(a)	Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment and less the payment of dividends to preferred stockholders. We view free cash flow as an important liquidity measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. However, it does not represent residual cash flows available for discretionary expenditures. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our liquidity or performance than the Company’s GAAP measures.

Cash flow used in investing activities was $19.6 million for the six months ended June 30, 2019 compared to $16.9 million for the same period in 2018, or an increase of $2.7 million. The increase in cash flow used was primarily a result of 2018 having higher cash proceeds from the refranchising of our former joint venture in Denver, Colorado.

We also require capital for the payment of cash dividends and share repurchases, which are funded by cash flow from operations, borrowings from our Credit Agreement and proceeds from the issuance of preferred stock. In the first quarter of 2019, we received gross proceeds of $252.5 million from the issuance of Series B Preferred Stock and incurred $7.2 million of direct costs associated with the issuance. The net proceeds of the Series B Preferred Stock were primarily used to pay down our Revolving Facility. The additional borrowing availability under the Revolving Facility as a result of the debt repayment, is expected to provide financial flexibility that enables the Company to make investments in the business and use for general corporate purposes. In the six months ended July 1, 2018, we had net proceeds of $109.6 million primarily from the issuance of long-term debt under our Revolving Facility and used $148.4 million on share repurchases. There were no share repurchases in the first six months of 2019.

The Company paid dividends of approximately $19.6 million for the six months ended June 30, 2019 consisting of the following:

●	$14.2 million paid to common stockholders ($0.45 per share);
●	$2.0 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.45 per share);
●	$3.4 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum).

On July 18, 2019, our Board of Directors declared a third quarter dividend of $0.225 per common share (approximately $7.1 million will be paid to common stockholders and $1.1 million of “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”). The third quarter preferred dividend was also declared on July 18, 2019. The common share dividend will be paid on August 23, 2019 to stockholders of record as of the close of business on

August 12, 2019. The third quarter preferred dividend of $2.3 million will be paid to preferred stockholders on October 1, 2019.

Forward-Looking Statements

Certain matters discussed in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, contingent liabilities, resolution of litigation, commodity costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, royalty relief, the strategic investment by Starboard and use of the proceeds, the ability of the company to mitigate negative consumer sentiment through advertising, marketing and promotional activity, the effectiveness of our strategic turnaround efforts and other business initiatives, corporate governance, future costs related to the company’s response to negative consumer sentiment and business challenges, management reorganizations, compliance with debt covenants, stockholder and other stakeholder engagement, strategic decisions and actions, share repurchases, dividends, effective tax rates, regulatory changes and impacts, the impact of the Tax Cuts and Jobs Act and the adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

●	increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to improve consumer sentiment and sales trends;
●	the ability of the company to ensure the long-term success of the brand through significant investments committed to our U.S. franchise system, including marketing fund investments and royalty relief;
●	the ability of the company to improve consumer sentiment and sales trends through advertising, marketing and promotional activities;
●	the company’s ability to regain lost customers and/or mitigate or reverse negative sales trends;
●	aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;
●	changes in consumer preferences or consumer buying habits, including the growing popularity of delivery aggregators, as well as changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending;
●	the adverse impact on the company or our results caused by product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our company-owned or franchised restaurants or others in the restaurant industry;
●	the effectiveness of our technology investments and changes in unit-level operations;
●	the ability of the company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, store level employees or suitable sites;
●	increases in food costs or sustained higher other operating costs. This could include increased employee compensation, benefits, insurance, tax rates, new regulatory requirements or increasing compliance costs;
●	increases in insurance claims and related costs for programs funded by the company up to certain retention limits, including medical, owned and non-owned vehicles, workers’ compensation, general liability and property;
●	disruption of our supply chain or commissary operations which could be caused by our sole source of supply of cheese or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, or geopolitical or other disruptions beyond our control;
●	increased risks associated with our international operations, including economic and political conditions, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth;

●	the impact of the sale of Series B Preferred Stock to Starboard, which dilutes the economic and relative voting power of holders of our common stock and may adversely affect the market price of our common stock, affect our liquidity and financial condition, or delay or prevent an attempt to take over the company;
●	Starboard’s ability to exercise influence over us through its ability to designate up to two members of our Board of Directors;
●	failure to raise the funds necessary to finance a required repurchase of our Series B Preferred Stock;
●	failure to realize the anticipated benefits from our investment of the proceeds of the Series B Preferred stock in our strategic priorities;
●	the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business including compliance with the European Union General Data Protection Regulation;
●	the company's ability to continue to pay dividends to shareholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results continue to decline;
●	failure to effectively execute succession planning;
●	disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential company, employee and customer information, including payment cards;
●	changes in Federal or state income, general and other tax laws, rules and regulations, including changes from the Tax Cuts and Jobs Act and any related Treasury regulations, rules or interpretations if and when issued; and
●	changes in generally accepted accounting principles.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2018, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $8.0 million was outstanding as of June 30, 2019, and a secured term loan facility with an outstanding balance of $365.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”. The PJI Facilities mature on August 30, 2022. The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants. These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0. Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio. The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at June 30, 2019.

Under the PJI Credit Agreement, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to the Leverage Ratio of the Company not exceeding 4.00 to 1.00. The Company and certain direct and indirect domestic subsidiaries are required to grant a security interest in substantially all of the capital stock and equity interests of their respective domestic and first tier material foreign subsidiaries to secure the obligations owed under the PJI Facilities.

Our outstanding debt of $373.0 million at June 30, 2019 under the PJI Facilities was composed of $365.0 million outstanding under the Term Loan Facility and $8.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at June 30, 2019 was approximately $348.1 million.

As of June 30, 2019, the Company had approximately $3.3 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

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

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities. In April 2019, we reduced the notional value of our swaps by $50 million as a result of paying down a substantial portion of debt under our Revolving Facility using the proceeds received from the sale of Series B Preferred Stock in March 2019. The termination of $50.0 million of notional swap value was not significant to our results of operations.

As of June 30, 2019, we have the following interest rate swap agreements with a total notional value of $350 million:

Effective Dates	Floating Rate Debt	Fixed Rates
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%
January 30, 2018 through August 30, 2022	$100 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	1.99%
January 30, 2018 through August 30, 2022	$50 million	2.00%

The gain or loss on the swaps is recognized in Accumulated other comprehensive loss and reclassified into earnings as adjustments to interest expense in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 4.3% and 4.4% for the three- and six-month periods ended June 30, 2019, respectively, compared to 3.6% for the three- and six-month periods ended July 1, 2018. Interest paid, including payments made or received under the swaps, was $4.4 million and $5.8 million for the three months ended June 30, 2019 and July 1, 2018, respectively, and $11.1 million and $10.7 million for the six months ended June 30, 2019 and July 1, 2018, respectively. As of June 30, 2019, the portion of the aggregate $6.2 million interest rate swap liability that would be reclassified into earnings during the next twelve months approximates $1.5 million.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”). The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on December 27, 2019. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%. The applicable interest rates on the PJMF Revolving Facility were 4.2% for both the three and six months ended June 30, 2019, compared to 3.6% and 3.4% for the three and six months ended July 1, 2018, respectively. As of June 30, 2019, the principal amount of debt outstanding under the PJMF Revolving Facility was $11.2 million and is classified as current debt. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales, marketing and other support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. For each of the periods presented, between 7% and 9% of our revenues were derived from these operations.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $1.3 million and $3.0 million on International revenues for the three and six months ended June 30, 2019, and a $1.2 million and $4.0 million favorable impact for the three and six months ended July 1, 2018, respectively. Foreign currency exchange rate fluctuations had no significant impact on income before income taxes for the three and six months ended June 30, 2019 and July 1, 2018.

The outcome of the June 2016 referendum in the United Kingdom was a vote for the United Kingdom to cease to be a member of the European Union (known as “Brexit”). Among other things, this has resulted in a lower valuation, on a historical basis, of the British Pound in comparison to the US Dollar. The future impact of Brexit on our United Kingdom Quality Control Center (“QCC”) and franchise operations included in the European Union could also include but may not be limited to additional currency volatility, supply chain risks specifically with United Kingdom QCC exports to countries within the European Union, and future trade, tariff, and regulatory changes.  As of June 30, 2019, approximately 30% of our total international restaurants are in countries within the European Union.

Commodity Price Risk

In the ordinary course of business, the food and paper products we purchase, including cheese (our largest individual food cost item), are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have pricing agreements with some of our vendors, including forward pricing agreements for a portion of our cheese purchases for our domestic Company-owned restaurants, which are accounted for as normal purchases; however, we remain exposed to on-going commodity volatility.

The following table presents the actual average block price for cheese by quarter through the second quarter of 2019 and the projected average block price for cheese by quarter through 2019 (based on the July 31, 2019 Chicago Mercantile Exchange cheese futures market prices):

	2019		2018
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.490		$1.522
Quarter 2	1.696		1.607
Quarter 3	1.853		1.592
Quarter 4	1.840		1.487
Full Year	$1.720	*	$1.552

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

Remediation efforts to address material weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2018, the Company began implementing a remediation plan to address the material weaknesses mentioned above. This includes engagement of technical accounting expertise when evaluating Variable Interest Entity (“VIE”) and complex consolidation matters. Management will also continue to enhance the internal controls required under SEC 404 of Sarbanes-Oxley for PJMF. The results of PJMF were consolidated for the three and six months ended June 30, 2019 with the related 2018 results restated. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. However, we believe that our remediation efforts to establish processes and controls surrounding the application of GAAP to VIEs and complex consolidation matters as well as the control enhancements we are implementing for PJMF are significant improvements to our processes and controls which address the material weaknesses.

Changes in internal control over financial reporting

Other than with respect to the remediation efforts described above and implementation of new controls related to the adoption of the new leasing standard effective at the beginning of fiscal 2019, there have been no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the fiscal year ended December 29, 2019.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 30, 2018, except as supplemented by the risk factors disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended June 30, 2019, the Company acquired approximately 606 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6. Exhibits

Exhibit
Number	Description

10.1

Endorsement Agreement, executed June 11, 2019 and effective March 15, 2019, by and among, on the one hand, ABG-Shaq, LLC for the personal services of Shaquille O’Neal, and, on the other hand, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on June 17, 2019 is incorporated herein by reference.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 30, 2019, filed on August 6, 2019, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 6, 2019	/s/ Joseph H. Smith, IV
Joseph H. Smith, IV
Senior Vice President, Chief Financial Officer