Form 10-Q
period 2019-09-29
PAPA JOHNS INTERNATIONAL INC
filed 2019-11-06
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2019

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

At October 31, 2019, there were outstanding 31,946,162 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 29,	December 30,
(In thousands)	2019	2018
		(Note)
Assets
Current assets:
Cash and cash equivalents	$28,368	$33,258
Accounts receivable, net	82,401	78,118
Notes receivable	5,806	5,498
Income tax receivable	5,905	16,146
Inventories	25,190	27,203
Prepaid expenses	18,450	30,376
Other current assets	21,125	5,678
Assets held for sale	7,139	—
Total current assets	194,384	196,277
Property and equipment, net	212,313	226,894
Finance lease right-of-use assets, net	9,870	—
Operating lease right-of-use assets	144,881	—
Notes receivable, less current portion, net	27,841	23,259
Goodwill	79,457	84,516
Deferred income taxes, net	1,197	1,137
Other assets	60,622	63,814
Total assets	$730,565	$595,897

Liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$42,027	$27,106
Income and other taxes payable	7,875	6,590
Accrued expenses and other current liabilities	115,026	129,167
Current deferred revenue	2,461	2,598
Current finance lease liabilities	1,748	—
Current operating lease liabilities	23,701	—
Current portion of long-term debt	29,051	20,009
Total current liabilities	221,889	185,470
Deferred revenue	16,671	20,674
Long-term finance lease liabilities	8,083	—
Long-term operating lease liabilities	121,320	—
Long-term debt, less current portion, net	346,064	601,126
Deferred income taxes, net	2,318	7,852
Other long-term liabilities	83,664	79,324
Total liabilities	800,009	894,446

Series B Convertible Preferred Stock; $0.01 par value; 260.0 shares authorized, 252.5 shares issued and outstanding at September 29, 2019; no shares issued at December 30, 2018	251,074	—
Redeemable noncontrolling interests	5,848	5,464

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 44,313 at September 29, 2019 and 44,301 at December 30, 2018)	443	443
Additional paid-in capital	201,190	192,984
Accumulated other comprehensive loss	(13,896)	(3,143)
Retained earnings	218,524	242,182
Treasury stock (12,865 shares at September 29, 2019 and 12,929 shares at December 30, 2018, at cost)	(747,990)	(751,704)
Total stockholders’ deficit	(341,729)	(319,238)
Noncontrolling interests in subsidiaries	15,363	15,225
Total Stockholders’ deficit	(326,366)	(304,013)
Total liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit	$730,565	$595,897

Note: The Condensed Consolidated Balance Sheets have been derived from the audited consolidated financial statements, restated to reflect the consolidation of Papa John’s Marketing Fund, Inc. See Note 2 of “Notes to Condensed Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
		(Note)		(Note)
Revenues:
Domestic Company-owned restaurant sales	$165,135	$158,285	$490,594	$529,906
North America franchise royalties and fees	15,924	12,806	53,215	61,524
North America commissary revenues	154,703	146,240	450,735	461,408
International revenues	24,679	25,653	75,843	84,836
Other revenues	43,265	42,247	131,347	127,631
Total revenues	403,706	385,231	1,201,734	1,265,305
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	134,037	136,257	399,040	441,699
North America commissary expenses	144,624	137,928	419,925	432,909
International expenses	13,557	15,184	42,514	52,462
Other expenses	42,952	42,736	129,019	127,904
General and administrative expenses	53,503	55,711	153,356	134,679
Depreciation and amortization	11,832	11,585	35,102	34,855
Total costs and expenses	400,505	399,401	1,178,956	1,224,508
Refranchising gains (losses), net	1,726	—	1,889	(1,918)
Operating income (loss)	4,927	(14,170)	24,667	38,879
Net interest expense	(4,249)	(6,058)	(14,797)	(16,930)
Income (loss) before income taxes	678	(20,228)	9,870	21,949
Income tax expense (benefit)	421	(7,367)	2,535	4,651
Net income (loss) before attribution to noncontrolling interests	257	(12,861)	7,335	17,298
Net loss (income) attributable to noncontrolling interests	128	(439)	(327)	(1,956)
Net income (loss) attributable to the Company	$385	$(13,300)	$7,008	$15,342

Calculation of (loss) income for earnings per share:
Net income (loss) attributable to the Company	$385	$(13,300)	$7,008	$15,342
Preferred stock dividends and accretion	(3,473)	—	(9,029)	—
Net income attributable to participating securities	—	—	—	(147)
Net (loss) income attributable to common shareholders	$(3,088)	$(13,300)	$(2,021)	$15,195

Basic (loss) earnings per common share	$(0.10)	$(0.42)	$(0.06)	$0.47
Diluted (loss) earnings per common share	$(0.10)	$(0.42)	$(0.06)	$0.47

Basic weighted average common shares outstanding	31,601	31,573	31,581	32,265
Diluted weighted average common shares outstanding	31,601	31,573	31,581	32,489

Dividends declared per common share	$0.225	$0.225	$0.675	$0.675

Note: The Condensed Consolidated Statements of Operations are unaudited and have been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc. See Note 2 of “Notes to Condensed Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2019	2018	2019	2018
		(Note)		(Note)
Net income (loss) before attribution to noncontrolling interests	$257	$(12,861)	$7,335	$17,298
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments (1)	(1,642)	(154)	(1,446)	(3,466)
Interest rate swaps (2)	(1,866)	1,960	(12,520)	11,512
Other comprehensive (loss) income, before tax	(3,508)	1,806	(13,966)	8,046
Income tax effect:
Foreign currency translation adjustments (1)	379	35	334	780
Interest rate swaps (3)	429	(477)	2,879	(2,649)
Income tax effect (4)	808	(442)	3,213	(1,869)
Other comprehensive (loss) income, net of tax	(2,700)	1,364	(10,753)	6,177
Comprehensive (loss) income before attribution to noncontrolling interests	(2,443)	(11,497)	(3,418)	23,475
Less: comprehensive loss (income), redeemable noncontrolling interests	369	378	456	(26)
Less: comprehensive (income), nonredeemable noncontrolling interests	(241)	(817)	(783)	(1,930)
Comprehensive (loss) income attributable to the Company	$(2,315)	$(11,936)	$(3,745)	$21,519

(1)On June 15, 2018, the Company refranchised 34 Company-owned restaurants and a quality control center located in China. In connection with the transaction, approximately $1,300 of accumulated other comprehensive income and $300 associated deferred tax related to foreign currency translation were reversed.

(2)Amounts reclassified out of accumulated other comprehensive loss into net interest expense included $161 and $849 for the three and nine months ended September 29, 2019, respectively, and ($19) and ($216) for the three and nine months ended September 30, 2018, respectively.

(3)The income tax effects of amounts reclassified out of accumulated other comprehensive loss were ($37) and ($195) for the three and nine months ended September 29, 2019, respectively, and $4 and $50 for the three and nine months ended September 30, 2018, respectively.

(4)As of January 1, 2018, we adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” and reclassified stranded tax effects associated with the Tax Cuts and Jobs Act of approximately $455 to retained earnings in the first quarter of 2018.

Note: The Condensed Consolidated Statements of Comprehensive (Loss) Income are unaudited and have been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc. See Note 2 of “Notes to Condensed Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended September 29, 2019	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at June 30, 2019	31,427	$443	$196,927	$(11,196)	$228,833	$(748,657)	$15,584	$(318,066)
Net income (1)	—	—	—	—	385	—	241	626
Other comprehensive loss	—	—	—	(2,700)	—	—	—	(2,700)
Cash dividends on common stock	—	—	79	—	(7,182)	—	—	(7,103)
Cash dividends on preferred stock	—	—	—	—	(1,140)	—	—	(1,140)
Dividends declared on preferred stock	—	—	—	—	(2,273)	—	—	(2,273)
Exercise of stock options	9	—	239	—	—	—	—	239
Tax effect of equity awards	—	—	(255)	—	—	—	—	(255)
Stock-based compensation expense	—	—	4,764	—	—	—	—	4,764
Issuance of restricted stock	10	—	(547)	—	—	547	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(462)	(462)
Other	2	—	(17)	—	(99)	120	—	4
Balance at September 29, 2019	31,448	$443	$201,190	$(13,896)	$218,524	$(747,990)	$15,363	$(326,366)

For the nine months ended September 29, 2019
Balance at December 30, 2018 (Restated)	31,372	$443	$192,984	$(3,143)	$242,182	$(751,704)	$15,225	$(304,013)
Net income (1)	—	—	—	—	7,008	—	783	7,791
Other comprehensive loss	—	—	—	(10,753)	—	—	—	(10,753)
Cash dividends on common stock	—	—	174	—	(21,545)	—	—	(21,371)
Cash dividends on preferred stock	—	—	—	—	(6,608)	—	—	(6,608)
Dividends declared on preferred stock	—	—	—	—	(2,273)	—	—	(2,273)
Exercise of stock options	12	—	332	—	—	—	—	332
Tax effect of equity awards	—	—	(1,150)	—	—	—	—	(1,150)
Stock-based compensation expense	—	—	12,295	—	—	—	—	12,295
Issuance of restricted stock	54	—	(3,117)	—	—	3,117	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(645)	(645)
Other	10	—	(328)	—	(240)	597	—	29
Balance at September 29, 2019	31,448	$443	$201,190	$(13,896)	$218,524	$(747,990)	$15,363	$(326,366)

(1)	Net income to the Company for the three and nine months ended September 29, 2019 excludes ($128) and $327, respectively, allocable to the noncontrolling interests for our joint venture arrangements, respectively.

At September 29, 2019, the accumulated other comprehensive loss of $13,896 was comprised of net unrealized foreign currency translation loss of $7,973 and net unrealized loss on the interest rate swap agreements of $5,923.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Unaudited)

	Papa John’s International, Inc. (Note)
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended September 30, 2018	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Deficit
Balance at July 1, 2018	31,548	$443	$188,026	$2,240	$282,739	$(742,694)	$16,135	$(253,111)
Net loss (1)	—	—	—	—	(13,300)	—	818	(12,482)
Other comprehensive income	—	—	—	1,364	—	—	—	1,364
Cash dividends on common stock	—	—	36	—	(7,093)	—	—	(7,057)
Exercise of stock options	18	—	413	—	—	—	—	413
Tax effect of equity awards	—	—	(121)	—	—	—	—	(121)
Acquisition of Company common stock	(207)	—	—	—	—	(9,609)	—	(9,609)
Stock-based compensation expense	—	—	2,144	—	—	—	—	2,144
Issuance of restricted stock	6	—	(347)	—	—	347	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,576)	(1,576)
Other	1	—	(16)	1	2,251	61	32	2,329
Balance at September 30, 2018	31,366	$443	$190,135	$3,605	$264,597	$(751,895)	$15,409	$(277,706)

For the nine months ended September 30, 2018
Balance at December 31, 2017	33,931	$442	$184,785	$(2,117)	$292,251	$(597,072)	$15,757	$(105,954)
Cumulative effect of adoption of ASU 2014-09 (2)	—	—	—	—	(24,359)	—	—	(24,359)
Adjusted balance at January 1, 2018	33,931	442	184,785	(2,117)	267,892	(597,072)	15,757	(130,313)
Net income (1)	—	—	—	—	15,342	—	1,717	17,059
Other comprehensive income	—	—	—	6,177	—	—	—	6,177
Adoption of ASU 2018-02 (3)	—	—	—	(455)	455	—	—	—
Cash dividends on common stock	—	—	109	—	(21,850)	—	—	(21,741)
Exercise of stock options	73	1	2,592	—	—	—	—	2,593
Tax effect of equity awards	—	—	(1,474)	—	—	—	—	(1,474)
Acquisition of Company common stock	(2,698)	—	—	—	—	(158,049)	—	(158,049)
Stock-based compensation expense	—	—	7,073	—	—	—	—	7,073
Issuance of restricted stock	54	—	(2,893)	—	—	2,893	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,686)	(2,686)

Other	6	—	(57)	—	2,758	333	621	3,655
Balance at September 30, 2018	31,366	$443	$190,135	$3,605	$264,597	$(751,895)	$15,409	$(277,706)

(1)	Net income to the Company for the three and nine months ended September 30, 2018 excludes $439 and $1,956, respectively, allocable to the noncontrolling interests for our joint venture arrangements.
(2)	As of January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers”.
(3)	As of January 1, 2018, the Company adopted ASU 2018-02, “Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income,” and reclassified stranded tax effects associated with the Tax Cuts and Jobs Act of approximately $455 to retained earnings in the first quarter of 2018.

At September 30, 2018, the accumulated other comprehensive income of $3,605 was comprised of net unrealized gain on the interest rate swap agreements of $9,357, partially offset by net unrealized foreign currency translation loss of $5,752.

Note: The Condensed Consolidated Statements of Stockholders’ Deficit are unaudited and have been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc. See Note 2 of “Notes to Condensed Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2019	2018
		(Note)
Operating activities
Net income before attribution to noncontrolling interests	$7,335	$17,298
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	1,646	4,047
Depreciation and amortization	35,102	34,855
Deferred income taxes	(2,386)	(227)
Preferred stock option mark-to-market adjustment	5,914	—
Stock-based compensation expense	12,295	7,073
(Gain) loss on refranchising	(1,889)	1,918
Other	3,618	6,952
Changes in operating assets and liabilities:
Accounts receivable	(8,156)	11,083
Income tax receivable	10,241	(7,423)
Inventories	1,891	986
Prepaid expenses	11,926	8,097
Other current assets	(17,289)	3,534
Other assets and liabilities	(3,245)	(4,910)
Accounts payable	14,921	2,101
Income and other taxes payable	1,285	(1,597)
Accrued expenses and other current liabilities	(19,149)	23,105
Deferred revenue	(4,061)	(1,860)
Net cash provided by operating activities	49,999	105,032
Investing activities
Purchases of property and equipment	(27,547)	(30,593)
Loans issued	(7,073)	(3,511)
Repayments of loans issued	3,415	3,872
Proceeds from divestitures of restaurants	5,995	7,707
Other	1,068	160
Net cash used in investing activities	(24,142)	(22,365)
Financing activities
Proceeds from issuance of preferred stock	252,530	—
Repayments of term loan	(10,000)	(15,000)
Net (repayments) proceeds of revolving credit facilities	(236,966)	121,476
Dividends paid to common stockholders	(21,371)	(21,861)
Dividends paid to preferred stockholders	(6,608)	—
Issuance costs associated with preferred stock	(7,535)	—
Tax payments for equity award issuances	(1,150)	(1,474)
Proceeds from exercise of stock options	332	2,592
Acquisition of Company common stock	—	(158,049)
Contributions from noncontrolling interest holders	840	—
Distributions to noncontrolling interest holders	(645)	(3,928)
Other	(101)	276
Net cash used in financing activities	(30,674)	(75,968)
Effect of exchange rate changes on cash and cash equivalents	(73)	(68)
Change in cash and cash equivalents	(4,890)	6,631
Cash and cash equivalents at beginning of period	33,258	27,891
Cash and cash equivalents at end of period	$28,368	$34,522

Note: The Condensed Consolidated Statements of Cash Flows are unaudited and have been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc. See Note 2 of “Notes to Condensed Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 29, 2019

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K/A for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 30, 2018.

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

Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties that include 192 restaurants at September 29, 2019. At September 30, 2018, there were 183 restaurants held in joint ventures.

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

The income before income taxes attributable to these joint ventures for the three and nine months ended September 29, 2019 and September 30, 2018 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018

Papa John’s International, Inc.	$213	$1,512	$1,385	$4,384
Noncontrolling interests	(128)	439	327	1,956
Total income before income taxes	$85	$1,951	$1,712	$6,340

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax attribute carryforwards (e.g., net operating losses, capital losses, and foreign tax credits). The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. As of September 29, 2019, we had a net deferred liability of approximately $1.1 million.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 29, 2019 and December 30, 2018 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
September 29, 2019
Financial assets:
Cash surrender value of life insurance policies (a)	$31,361	$31,361	$—	$—

Financial liabilities:
Interest rate swaps (b)	7,950	—	7,950	—

December 30, 2018
Financial assets:
Cash surrender value of life insurance policies (a)	$27,751	$27,751	$—	$—
Interest rate swaps (b)	4,905	—	4,905	—
(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)	The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Accounting Standards Adopted

Leases

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and financing leases with lease terms greater than twelve months. The lease liability is equal to the present value of lease payments. The right-of-use lease asset is based on the lease liability, subject to adjustment for prepaid and deferred rent and tenant incentives. For income statement purposes, leases will continue to be classified as operating or financing with lease expense in both cases calculated substantially the same as under the prior leasing guidance.

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

The Company has significant leases that include most domestic Company-owned restaurant and commissary locations. Other domestic leases include tractor and trailer leases and other equipment used by our commissaries. Additionally, the Company leases a significant number of restaurants within the United Kingdom; these restaurants are then subleased to the franchisees. These leases are classified as operating leases and are included in the Operating lease right-of-use assets, Current operating lease liabilities, and Long-term operating lease liabilities captions on the Company’s Condensed Consolidated Balance Sheet. There were no finance leases at the date of adoption of ASC 842.

Under the new guidance, right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease terms at the commencement dates. The Company uses its incremental borrowing rates as the discount rate for its leases, which is equal to the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. We have elected to use the portfolio approach in determining our incremental borrowing rate. The incremental borrowing rate for all existing leases as of the opening balance sheet date was based upon the remaining terms of the leases; the incremental borrowing rate for all new or amended leases is based upon the lease terms. The lease terms for all the Company’s leases include the contractually obligated period of the leases, plus any additional periods covered by Company options to extend the leases that the Company is reasonably certain to exercise.

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

Adoption of Topic 842 did not have a material impact on our operating results or cash flows. Operating lease expense is recognized on a straight-line basis over the lease term and is included in Operating costs or General and administrative expenses. Variable lease payments are expensed as incurred.

The effects of the changes made to the Company’s Condensed Consolidated Balance Sheet as of December 31, 2018 for the adoption of Topic 842 is as follows (in thousands):

	Balance at December 30, 2018	Adjustments due to Topic 842		Balance at December 31, 2018
Assets
Current assets:
Prepaid expenses	$30,376	$(4,669)	(a)	$25,707
Other assets:
Operating lease right-of-use assets	-	161,027	(b)	161,027
Liabilities and stockholders' deficit
Current liabilities:
Current operating lease liabilities	-	25,348	(c)	25,348
Long-term liabilities:
Long-term operating lease liabilities	-	137,511	(d)	137,511
Other long-term liabilities	79,324	(6,501)	(e)	72,823

(a)	Represents the amount of first quarter 2019 rents that were prepaid as of December 30, 2018 and reclassified to operating lease right-of-use assets
(b)	Represents the recognition of operating lease right-of-use assets, which are calculated as the initial operating lease liabilities, reduced by the year-end 2018 net carrying amounts of prepaid and deferred rent and tenant incentive liabilities
(c)	Represents the current portion of operating lease liabilities
(d)	Represents the recognition of operating lease liabilities, net of current portion
(e)	Represents the net carrying amount of deferred rent liabilities and tenant incentive liabilities, which have been reclassified to operating lease right-of-use assets

Changes in lessor accounting under the new standard did not have a significant financial impact on the recognition of rental income.

4. Leases

The Company has significant leases that include most domestic Company-owned restaurant and commissary locations. Other domestic leases include tractor and trailer leases used by our distribution subsidiary as well as commissary equipment. Additionally, the Company leases a significant number of restaurants within the United Kingdom; these restaurants are then subleased to the franchisees. The Company’s leases have terms as follows:

Average lease term
Domestic Company-owned restaurants	Five years, plus at least one renewal
United Kingdom franchise-owned restaurants	15 years
Domestic commissary locations	10 years, plus at least one renewal
Domestic and international tractors and trailers	Five to seven years
Domestic and international commissary and office equipment	Three to five years

All leases entered into prior to the adoption of ASC 842 were classified as operating leases. During the third quarter of 2019, the Company entered into new domestic tractor and trailer leases. These leases are classified as finance leases and are included in the Finance lease right-of-use assets, net, Current finance lease liabilities, and Long-term finance lease liabilities captions on the Company’s Condensed Consolidated Balance Sheet.

The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right-of-use asset and a lease liability at the lease commencement date. Leases with an initial term of 12 months or less but greater than one month are not recorded on the balance sheet for select asset classes. The lease liability is measured at the present value of future lease payments as of the lease commencement date, or the opening balance sheet date for leases existing at adoption of Topic 842. The right-of-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives. An operating lease right-of-use asset is amortized on a straight-line basis over the lease term and is recognized as a single lease cost against the operating lease liability. A finance lease right-of-use asset is amortized on a straight-line basis, with interest costs reported separately, over the lesser of the useful life of the leased asset or lease term.

Certain leases provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. Future base rent escalations that are not contractually quantifiable as of the lease commencement date are not included in our lease liability.

The following schedule details the total right-of-use assets and lease liabilities on the Condensed Consolidated Balance Sheet as of September 29, 2019 and the date of adoption on December 31, 2018 (in thousands):

		September 29,	December 31,
Leases	Classification	2019	2018
Assets
Finance lease assets, net	Finance lease right-of-use assets, net	$9,870	$—
Operating lease assets, net	Operating lease right-of-use assets	144,881	161,027
Operating lease assets, net	Assets held for sale	2,336	—
Total lease assets		$157,087	$161,027
Liabilities
Current finance lease liabilities	Current finance lease liabilities	$1,748	$—
Current operating lease liabilities	Current operating lease liabilities	23,701	25,348
Noncurrent finance lease liabilities	Long-term finance lease liabilities	8,083	—
Noncurrent operating lease liabilities	Long-term operating lease liabilities	121,320	137,511
Operating lease liabilities held for sale	Accrued expenses and other current liabilities	2,420	—
Total lease liabilities		$157,272	$162,859

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense is comprised of operating and finance lease costs, short-term lease costs, and variable lease costs, which are primarily comprised of common area maintenance, real estate taxes, and insurance for the Company’s real estate leases. Lease costs also include variable rent, which is primarily related to the Company’s supply chain tractor and trailer leases that are based on a rate per mile. Lease expense for the three- and nine-month periods ended September 29, 2019 are as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 29, 2019	September 29, 2019
Finance lease:
Amortization of right-of-use assets	$333	$333
Interest on lease liabilities	108	108
Operating lease:
Operating lease cost	10,402	31,816
Short-term lease cost	679	2,308
Variable lease cost	2,203	6,945
Total lease costs	$13,725	$41,510
Sublease income	(2,613)	(7,778)
Total lease costs, net of sublease income	$11,112	$33,732

Future minimum lease payments and sublease income under contractually-obligated leases as of September 29, 2019 were as follows (in thousands):

Fiscal Year	Finance Lease Costs	Operating Lease Costs	Expected Sublease Income
Remainder of 2019	$579	$7,027	$2,195
2020	2,315	35,946	8,772
2021	2,315	31,420	8,419
2022	2,315	26,005	8,073
2023	2,315	20,345	7,782
Thereafter	1,605	72,167	47,687
Total future minimum lease payments	11,444	192,910	82,928
Less imputed interest	(1,613)	(45,469)	—
Less lease liabilities held for sale (1)	—	(2,420)	—
Total present value of Lease Liabilities	$9,831	$145,021	$82,928
(1)	Operating lease liabilities of $2.4 million are separately reported in the Company’s Condensed Consolidated Balance Sheets under the caption “Accrued expenses and other current liabilities”.

Future minimum lease payments and sublease income under contractually-obligated leases as of December 30, 2018 were as follows (in thousands):

Fiscal Year	Operating Lease Costs	Expected Sublease Income
2019	$40,834	$8,079
2020	36,631	8,061
2021	31,159	7,818
2022	25,188	7,462
2023	18,694	7,182
Thereafter	57,304	42,518
Total future minimum lease payments	$209,810	$81,120

Lessor Operating Leases

We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases. At September 29, 2019, we leased and subleased approximately 370 Papa John’s restaurants to franchisees in the United Kingdom. The initial lease terms on the franchised sites in the United Kingdom are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms, in accordance with Topic 842, similar to previous guidance.

Lease Guarantees

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 103 domestic leases. These leases have varying terms, the latest of which expires in 2033. As of September 29, 2019, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $14.8 million. This contingent liability is not included in the Condensed Consolidated Balance Sheet or future minimum lease obligation. The fair value of the guarantee is not material.

There were no leases recorded between related parties.

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases for the periods reported is as follows:

Nine Months Ended
(in thousands, except for weighted-average amounts)	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$108
Financing cash flows from finance leases	371
Operating cash flows from operating leases	30,342
Right-of-use assets obtained in exchange for new finance lease liabilities	10,203
Right-of-use assets obtained in exchange for new operating lease liabilities	13,335
Cash received from sublease income	7,196

Weighted-average remaining lease term (in years):
Finance leases	5.03
Operating leases	6.98
Weighted-average discount rate:
Finance leases	6.40%
Operating leases	6.93%

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

Assets and liabilities of PJMF, which are restricted in their use, included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 29,	December 30,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$3,247	$13,790
Accounts receivable, net	9,991	10,264
Income tax receivable	124	73
Prepaid expenses	1,981	441
Other current assets	17,180	1
Total current assets	32,523	24,569
Deferred income taxes, net	381	381
Total assets	$32,904	$24,950

Liabilities
Current liabilities:
Accounts payable	$15,286	$20
Accrued expenses and other current liabilities	7,190	23,455
Deferred revenue current	111	155
Debt	9,051	9
Total current liabilities	31,638	23,639
Deferred revenue	3,992	5,995
Total liabilities	$35,630	$29,634

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

Contract Balances

Our contract liabilities primarily relate to franchise fees and unredeemed gift card liabilities, which we classify as Deferred revenue and customer loyalty program obligations which are classified as Accrued expenses and other current liabilities. During the three and nine months ended September 29, 2019, the Company recognized $9.0 million and $24.7 million in revenue, respectively, related to deferred revenue and the customer loyalty program, compared to $3.6 million and $10.9 million for the three and nine months ended September 30, 2018, respectively.

The contract liability balances are included in the following (in thousands):

	Contract Liabilities
	September 29, 2019	December 30, 2018	Change
Deferred revenue	$19,132	$23,272	$(4,140)
Customer loyalty program	14,580	18,019	(3,439)
Total contract liabilities	$33,712	$41,291	$(7,579)

Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the agreement.

The contract assets were approximately $5.8 million and $6.6 million at September 29, 2019 and December 30, 2018, respectively. During the three and nine months ended September 29, 2019, revenue was reduced approximately $900,000 and $2.5 million, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Other current assets and Other assets.

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,349	$2,134	$1,927	$1,665	$1,398	$3,397	$12,870

Approximately $2.2 million of area development fees related to unopened stores and international unearned royalties are included in deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $4.1 million, included in deferred revenue, will be recognized at Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.

As of September 29, 2019, the amount allocated to the Papa Rewards loyalty program is $14.6 million and is reflected in the Condensed Consolidated Balance Sheet as part of the contract liability included in Accrued expenses and other current liabilities. This will be recognized as revenue as the points are redeemed, or expire, which is expected to occur within the next year.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

7. Stockholders’ Deficit

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock, 100.0 million shares of common stock, and 260,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The Company’s outstanding shares of common stock, net of repurchased common stock, were 31.4 million shares at both September 29, 2019 and December 30, 2018. The Company’s outstanding shares of Series B Preferred Stock were 252,530 at September 29, 2019 (none as of December 30, 2018).

Share Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expired on February 27, 2019.

Dividends

The Company recorded dividends of approximately $30.3 million in the nine months ended September 29, 2019 consisting of the following:

●	$21.4 million paid to common stockholders ($0.675 per share);
●	$3.2 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.675 per share);
●	$3.4 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum).
●	$2.3 million in preferred dividends on the Series B Preferred Stock were declared with a record date of September 16, 2019 and paid on October 1, 2019.

On October 22, 2019, our Board of Directors declared a fourth quarter dividend of $0.225 per common share (of which approximately $7.1 million will be paid to common stockholders and $1.1 million will be paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”). The fourth quarter preferred dividend was also declared on October 22, 2019. The common share dividend will be paid on November 22, 2019 to stockholders of record as of the close of business on November 11, 2019. The fourth quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on January 1, 2020.

Stockholder Rights Plan

On April 30, 2019, the Company’s stockholders ratified the adoption by the Board of Directors of the Rights Agreement, dated as of July 22, 2018, as amended on February 3, 2019, March 6, 2019, and October 23, 2019 (as amended, the “Rights Agreement”). The original Rights Agreement adopted by the Board of Directors on July 22, 2018 had an expiration date of July 22, 2019 and a beneficial ownership trigger threshold of 15%. On February 3, 2019, in connection with the sale and issuance of the Series B Preferred Stock to Starboard described below, the original Rights Agreement was amended to exempt Starboard from being considered an “Acquiring Person” under the Rights Agreement solely as a result of its beneficial ownership of (i) shares of common stock beneficially owned by Starboard prior to the sale and issuance of the Series B Preferred Stock, (ii) shares of Series B Preferred Stock issued or issuable to Starboard under the terms of the Securities Purchase Agreement, and (iii) shares of the common stock (or in certain circumstances certain series of preferred stock) issuable upon conversion of the Series B Preferred Stock (or certain series of preferred stock issuable on conversion thereof) pursuant to the terms of the Certificate of Designation of Series B Preferred Stock. On March 6, 2019, the Rights Agreement was further amended to extend the term of the Rights Agreement to March 6, 2022, increase the beneficial ownership trigger threshold at which a person becomes an acquiring person from 15% to 20%, except for a “grandfathered person” provision, and make certain other changes. The Rights Agreement was further amended on October 23, 2019 to eliminate the “grandfathered person” provision since there are no stockholders that currently beneficially own 20% or more of the Company’s common stock. In connection with the adoption of the original Rights Agreement, on July 22, 2018, the Board of Directors authorized and declared a dividend to stockholders of record at the close of business on August 2, 2018 of one preferred share purchase right (a “Right”) for each outstanding share of Papa John’s common stock. Upon certain triggering events, each Right would entitle the holder to purchase from the Company one one-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share of the Company (“Series A Preferred Stock”) at an exercise price of $250.00 (the “Exercise Price”) per one one-thousandth of a share of Series A Preferred Stock. In addition, if a person or group acquires beneficial ownership of 20% or more of the Company’s common stock without prior board approval, each holder of a Right (other than the acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Exercise Price and in accordance with the terms of the Rights Agreement, a number of shares of the Company’s common stock having a market value of twice the Exercise Price.

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

Since the holders have the option to redeem their shares of Series B Preferred Stock from and after the eight-year anniversary of issuance, which right may or may not be exercised, the stock is considered contingently redeemable and, accordingly, is classified as temporary equity of $251.1 million on the Condensed Consolidated Balance Sheet as of September 29, 2019. This amount is reported net of $7.5 million of related issuance costs. In accordance with applicable accounting guidance, the Company also recorded a one-time mark-to-market temporary equity adjustment of $5.9 million for the increase in fair value for both the $50.0 million option exercised by Starboard and the shares purchased by franchisees for the period of time the option was outstanding. The mark-to-market temporary equity adjustment was recorded in General and administrative expenses for $5.6 million (Starboard) and as a reduction to North America franchise royalties and fees of $0.3 million (Franchisees) within the Condensed Consolidated Statement of Operations with no associated tax benefit. Over the initial eight-year term, the $251.1 million investment will be accreted to the related redemption value of approximately $252.5 million as an adjustment to Retained Earnings.

The Company paid dividends of approximately $6.6 million to holders of Series B Preferred Stock during the nine months ended September 29, 2019, which consisted of a $3.4 million preferred dividend and a $3.2 million “pass-through” dividend on an as-converted basis to common stock. The Company also declared a $2.3 million preferred dividend with a record date of September 16, 2019, which was paid on October 1, 2019. Dividends paid to holders of Series B Preferred Stock and the related accretion are subtracted from net (loss) income attributable to the Company in determining net (loss) income attributable to common stockholders. See Note 9 for additional information.

9. Earnings (Loss) Per Share

We compute earnings (loss) per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings (loss) per share for common stockholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Series B Preferred Stock and time-based restricted stock awards are participating securities because holders of such shares have non-forfeitable dividend rights and participate in undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of Series B Preferred Stock, including common dividends and undistributed earnings allocated to participating securities are subtracted from net income attributable to the Company in determining net income attributable to common stockholders. Additionally, any accretion to redemption value is treated as a deemed dividend in the two-class EPS calculation.

The calculations of basic and diluted (loss) earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018

Basic (loss) earnings per common share:
Net income (loss) attributable to the Company	$385	$(13,300)	$7,008	$15,342
Preferred stock dividends and accretion	(3,473)	—	(9,029)	—
Net income attributable to participating securities	—	—	—	(147)
Net (loss) income attributable to common shareholders	$(3,088)	$(13,300)	$(2,021)	$15,195

Basic weighted average common shares outstanding	31,601	31,573	31,581	32,265
Basic (loss) earnings per common share	$(0.10)	$(0.42)	$(0.06)	$0.47

Diluted (loss) earnings per common share:
Net (loss) income attributable to common shareholders	$(3,088)	$(13,300)	$(2,021)	$15,195

Weighted average common shares outstanding	31,601	31,573	31,581	32,265
Dilutive effect of outstanding equity awards (a)	—	—	—	224
Diluted weighted average common shares outstanding (b)	31,601	31,573	31,581	32,489
Diluted (loss) earnings per common share	$(0.10)	$(0.42)	$(0.06)	$0.47
(a)	Excludes 1,209 equity awards for the nine months ended September 30, 2018 as the effect of including such awards would have been anti-dilutive.
(b)	The Company had 252,530 shares of Series B Preferred Stock outstanding as of September 29, 2019. For the fully diluted calculation, the Series B Preferred stock dividends were added back to net income attributable to common stockholders. The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares. This calculation was anti-dilutive.

10. Divestitures

On August 1, 2019, the Company refranchised 19 Company-owned restaurants in Macon, Georgia for $5.6 million in cash proceeds. The assets and liabilities associated with the Macon stores were previously classified as Assets held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2019. The sale resulted in a pre-tax gain of $1.7 million shown in Refranchising gains (losses), net on the Condensed Consolidated Statement of Operations.

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of the Macon market, we are contingently liable for payment on the 19 leases. These leases have varying terms, the latest of which expires in 2036. As of September 29, 2019, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $5.7 million. The fair value of the guarantee is not material.

Subsequent to the third quarter, on September 30, 2019, the Company completed the refranchising of 23 Company-owned restaurants in South Florida for $7.5 million in cash proceeds. The assets and liabilities associated with the South Florida restaurants are classified as Assets held for sale in the Condensed Consolidated Balance Sheet as of September 29, 2019. Upon the reclassification of these assets to Assets held for sale, no loss was recognized as their fair value exceeded their carrying value. The Company expects to recognize a gain on the sale in the fourth quarter of 2019.

The following table summarizes the associated assets and liabilities that are classified as Assets held for sale (in thousands):

Held for Sale
September 29, 2019
Cash and cash equivalents	$13
Inventories	119
Property and equipment, net	2,139
Right-of-use assets	2,336
Goodwill	2,532
Total assets held for sale	$7,139

Lease liabilities	$2,420
Total liabilities held for sale (a)	$2,420

(

(a)	Liabilities held for sale are included under the caption “Accrued expenses and other current liabilities”.

The Company-owned restaurants classified as held for sale reported income before income taxes of $197,000 and $195,000 for the three months ended September 29, 2019 and September 30, 2018, respectively, and $968,000 and $906,000 for the nine months ended September 29, 2019 and September 30, 2018. All stores were included in the Domestic Company-owned restaurants segment.

11.	Debt

Long-term debt, net consists of the following (in thousands):

	September 29,	December 30,
	2019	2018
Outstanding debt	$378,051	$625,009
Unamortized debt issuance costs	(2,936)	(3,874)
Current portion of long-term debt	(29,051)	(20,009)
Total long-term debt, less current portion, net	$346,064	$601,126

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $4.0 million was outstanding as of September 29, 2019, and a secured term loan facility with an outstanding balance of $365.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”. The PJI Facilities mature on August 30, 2022. The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants. These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0. Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio. The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at September 29, 2019.

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

Our outstanding debt of $369.0 million at September 29, 2019 under the PJI Facilities was composed of $365.0 million outstanding under the Term Loan Facility and $4.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at September 29, 2019 was approximately $352.8 million.

As of September 29, 2019, the Company had approximately $2.9 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

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

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities. In April 2019, we reduced the notional value of our swaps by $50.0 million as a result of paying down a substantial portion of debt under our Revolving Facility using the proceeds received from the sale of Series B Preferred Stock in March 2019. The termination of $50.0 million of notional swap value was not significant to our results of operations. As of September 29, 2019, we have the following interest rate swap agreements with a total notional value of $350 million:

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

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	September 29,	December 30,
Balance Sheet Location	2019	2018

Other current and long-term assets	$—	$4,905
Other current and long-term liabilities	$7,950	$—

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

		Location of Gain	Amount of Gain	Total Net interest expense
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	on Condensed
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	Consolidated
Hedging	in AOCI/AOCL	AOCI/AOCL into	AOCI/AOCL into	Statements of
Relationships	on Derivative	Income	Income	Operations

Interest rate swaps for the three months ended:
September 29, 2019	$(1,437)	Interest expense	$161	$(4,249)
September 30, 2018	$1,483	Interest expense	$(19)	$(6,058)

Interest rate swaps for the nine months ended:
September 29, 2019	$(9,641)	Interest expense	$849	$(14,797)
September 30, 2018	$8,863	Interest expense	$(216)	$(16,930)

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.8% and 4.2% for the three- and nine-month periods ended September 29, 2019, respectively, compared to 3.9% and 3.7% for the three- and nine-month periods ended September 30, 2018. Interest paid, including payments made or received under the swaps, was $3.0 million and $6.0 million for the three months ended September 29, 2019 and September 30, 2018, respectively, and $14.1 million and $16.6 million for the nine months ended September 29, 2019 and September 30, 2018, respectively. As of September 29, 2019, the portion of the aggregate $7.9 million interest rate swap liability that would be reclassified into net interest expense during the next twelve months approximates $2.7 million.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”). The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on December 27, 2019. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%. The applicable interest rates on the PJMF Revolving Facility were 4.0% and 4.2% for the three and nine months ended September 29, 2019, respectively, compared to 3.7% and 3.5% for the three and nine months ended September 30, 2018, respectively. As of September 29, 2019, the principal amount of debt outstanding under the PJMF Revolving Facility was $9.1 million and is classified as current debt. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

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

Ameranth, Inc. vs Papa John’s International, Inc. In August 2011, Ameranth, Inc. (“Ameranth”) filed various patent infringement actions against a number of defendants, including the Company, in the U.S. District Court for the Southern District of California (the “California Court”), which were consolidated by the California Court in October 2012 (the “Consolidated Case”). The Consolidated Case was stayed until January 2017 when Ameranth decided to proceed on only one patent, after the Company received a favorable decision by the Patent and Trademark Office on certain other patents.  A Markman hearing was held in December 2017, which did not dispose of Ameranth’s claims, and the California Court set a jury trial date of November 13, 2018 for the claims against the Company. However, on September 25, 2018, the California Court granted the Company’s Motion for Summary Judgment and found that the Ameranth patent at issue was invalid. Ameranth filed an appeal on October 25, 2018, and the lower court’s ruling as to all patent invalidity claims related to the Company was affirmed on November 1, 2019.

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York (“the New York Court”), alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the New York Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed. As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class. On February 5, 2019, the Court denied Plaintiffs’ request to amend their complaint. The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action. The Company has not recorded any liability related to this lawsuit as of September 29, 2019 as it does not believe a loss is probable or reasonably estimable.

Danker v. Papa John’s International, Inc. et al.  On August 30, 2018, a class action lawsuit was filed in the United States District Court, Southern District of New York on behalf of a class of investors who purchased or acquired stock in Papa John's through a period up to and including July 19, 2018. The complaint alleges violations of Sections l0(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The District Court has appointed the Oklahoma Law Enforcement Retirement System to lead the case and has also issued a scheduling order for the case to proceed.  An amended complaint was filed on February 13, 2019, which the Company has moved to dismiss. The Company believes that it has valid and meritorious defenses to these suits and intends to vigorously defend against them.  The Company has not recorded any liability related to these lawsuits as of September 29, 2019 as it does not believe a loss is probable or reasonably estimable.

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

As consideration for the rights and services granted under the endorsement agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $4.125 million over the three years of the endorsement agreement and has granted restricted stock units to Mr. O’Neal (as agent of ABG-Shaq) that were valued at $4.3 million on the grant date, which will vest over 3 years. The Company will also pay expenses related to the marketing and personal services provided by Mr. O’Neal. The costs of the endorsement agreement are funded by PJMF.

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

14. Other General Expenses

Other general expenses are included within General and administrative expenses and primarily consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Provision for uncollectible accounts and notes receivable (a)	$736	$388	$1,276	$2,724
(Gain) loss on disposition of fixed assets	(190)	1,037	1,100	1,497
Other (income) expense	(116)	774	(833)	1,534
Other general expenses	430	2,199	1,543	5,755
Special charges (b) (c)	7,844	14,949	21,720	14,949
Administrative expenses (d)	45,229	38,563	130,093	113,975
General and administrative expenses	$53,503	$55,711	$153,356	$134,679

(a)	Bad debt recorded on accounts receivable and notes receivable.
(b)	The three-month period ended September 29, 2019 includes a $5.0 million marketing fund investment and $2.4 million that primarily includes severance costs for the Company’s former CEO and costs related to the termination of a license agreement for intellectual property no longer being utilized. The nine-month period ended September 29, 2019 includes $7.5 million of marketing fund investments, $5.9 million of legal and advisory fees primarily associated with the review of a wide range of strategic opportunities that culminated in

Starboard’s strategic investment in the Company by affiliates of Starboard and $5.9 million related to a one-time mark-to-market adjustment from the increase in value of the Starboard option to purchase Series B Preferred Stock that culminated in the purchase of $50.0 million of Series B Preferred Stock in late March. See Note 8 for additional information.
(c)	The three- and nine-month periods ended September 30, 2018 include $11.3 million of advisory and legal costs primarily associated with the review of a wide range of strategic opportunities that culminated in Starboard’s strategic investment in the Company by affiliates of Starboard and a third-party audit of the culture at Papa John’s commissioned by a Special Committee of the Board of Directors and $3.6 million of reimaging costs at nearly all domestic restaurants including costs to replace or write-off certain branded assets.
(d)	The increases in administrative expenses of $6.7 million and $16.2 million for the three- and nine- month periods ended September 29, 2019, respectively, compared to the prior year comparable periods were primarily due to higher management incentive costs and higher professional fees.

15.	Segment Information

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

Our segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2019	2018	2019	2018
Revenues:
Domestic Company-owned restaurants	$165,135	$158,285	$490,594	$529,906
North America commissaries	154,703	146,240	450,735	461,408
North America franchising	15,924	12,806	53,215	61,524
International	29,888	30,793	92,808	100,977
All others	38,056	37,107	114,382	111,490
Total revenues	$403,706	$385,231	$1,201,734	$1,265,305

Intersegment revenues:
North America commissaries	$47,599	$46,023	$140,116	$153,389
North America franchising	612	464	2,072	2,499
International	—	70	191	213
All others	19,362	14,122	52,758	46,599
Total intersegment revenues	$67,573	$60,679	$195,137	$202,700

Income (loss) before income taxes:
Domestic Company-owned restaurants (1)	$9,162	$(183)	$21,471	$15,350
North America commissaries	6,790	6,195	22,094	23,535
North America franchising (2)	14,092	9,394	47,693	53,133
International (3)	4,195	4,519	14,915	10,334
All others	(866)	(2,776)	(2,581)	(5,304)
Unallocated corporate expenses (4)	(32,329)	(37,046)	(92,685)	(74,500)
Elimination of intersegment (profits)	(366)	(331)	(1,037)	(599)
Total income (loss) before income taxes	$678	$(20,228)	$9,870	$21,949

Property and equipment:
Domestic Company-owned restaurants	$221,320
North America commissaries	141,105
International	15,737
All others	80,980
Unallocated corporate assets	208,274
Accumulated depreciation and amortization	(455,103)
Property and equipment, net	$212,313

(1)	Includes refranchising gains of $1.7 million and $1.9 million for the three and nine months ended September 29, 2019, respectively.
(2)	Includes Special charges of $6.4 million and $14.0 million in North America franchising for the three and nine months ended September 29, 2019, respectively. Includes Special charges of $9.9 million in North America franchising for the three and nine months ended September 30, 2018.
(3)	Includes refranchising losses of $1.9 million for the nine months ended September 30, 2018.
(4)Includes Special charges of $7.8 million and $21.4 million in Unallocated corporate expenses for the three and nine months ended September 29, 2019, respectively. Includes Special charges of $14.9 million in Unallocated corporate expenses for the three and nine months ended September 30, 2018.

Disaggregation of Revenue

In the following tables, revenues are disaggregated by major product line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended September 29, 2019
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$165,135	$-	$-	$-	$-	$165,135
Commissary sales	-	202,302	-	15,195	-	217,497
Franchise royalties and fees	-	-	16,536	9,484	-	26,020
Other revenues	-	-	-	5,209	57,418	62,627
Eliminations	-	(47,599)	(612)	-	(19,362)	(67,573)
Total segment revenues	$165,135	$154,703	$15,924	$29,888	$38,056	$403,706
International other revenues (1)	-	-	-	(5,209)	5,209	-
International eliminations (1)	-	-	-	-	-	-
Total revenues	$165,135	$154,703	$15,924	$24,679	$43,265	$403,706

	Reportable Segments
	Three Months Ended September 30, 2018
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$158,285	$-	$-	$-	$-	$158,285
Commissary sales	-	192,263	-	16,512	-	208,775
Franchise royalties and fees	-	-	13,270	9,141	-	22,411
Other revenues	-	-	-	5,210	51,229	56,439
Eliminations	-	(46,023)	(464)	(70)	(14,122)	(60,679)
Total segment revenues	$158,285	$146,240	$12,806	$30,793	$37,107	$385,231
International other revenues (1)	-	-	-	(5,210)	5,210	-
International eliminations (1)	-	-	-	70	(70)	-
Total revenues	$158,285	$146,240	$12,806	$25,653	$42,247	$385,231

	Reportable Segments
	Nine Months Ended September 29, 2019
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$490,594	$-	$-	$-	$-	$490,594
Commissary sales	-	590,851	-	47,009	-	637,860
Franchise royalties and fees	-	-	55,287	28,834	-	84,121
Other revenues	-	-	-	17,156	167,140	184,296
Eliminations	-	(140,116)	(2,072)	(191)	(52,758)	(195,137)
Total segment revenues	$490,594	$450,735	$53,215	$92,808	$114,382	$1,201,734
International other revenues (1)	-	-	-	(17,156)	17,156	-
International eliminations (1)	-	-	-	191	(191)	-
Total revenues	$490,594	$450,735	$53,215	$75,843	$131,347	$1,201,734

	Reportable Segments
	Nine Months Ended September 30, 2018
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$529,906	$-	$-	$6,237	$-	$536,143
Commissary sales	-	614,797	-	51,490	-	666,287
Franchise royalties and fees	-	-	64,023	27,109	-	91,132
Other revenues	-	-	-	16,354	158,089	174,443
Eliminations	-	(153,389)	(2,499)	(213)	(46,599)	(202,700)
Total segment revenues	$529,906	$461,408	$61,524	$100,977	$111,490	$1,265,305
International other revenues (1)	-	-	-	(16,354)	16,354	-
International eliminations (1)	-	-	-	213	(213)	-
Total revenues	$529,906	$461,408	$61,524	$84,836	$127,631	$1,265,305

(1)	Other revenues as reported in the Condensed Consolidated Statements of Operations include $5.2 million and $17.0 million of revenue for the three and nine months ended September 29, 2019, respectively, and $5.1 million and $16.1 million for the three and nine months ended September 30, 2018, respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to income before income taxes but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.

16. Restatement of 2018 Condensed Consolidated Financial Statements

The following tables present the immaterial impact of consolidating PJMF in our 2018 condensed consolidated financial statements. See Notes 2 and 5 for additional information.

Condensed Consolidated Balance Sheet (unaudited)
	December 30, 2018
(In thousands)	As Reported	Change	As Restated
Cash and cash equivalents	$19,468	$13,790	$33,258
Accounts receivable, net	67,854	10,264	78,118
Income tax receivable	16,073	73	16,146
Prepaid expenses	29,935	441	30,376
Other current assets	5,677	1	5,678
Total current assets	171,708	24,569	196,277
Deferred income taxes, net	756	381	1,137
Total assets	570,947	24,950	595,897
Accounts payable	29,891	(2,785)	27,106
Accrued expenses and other current liabilities	105,712	23,455	129,167
Current deferred revenue	2,443	155	2,598
Current portion of long-term debt	20,000	9	20,009
Total current liabilities	164,636	20,834	185,470
Deferred revenue	14,679	5,995	20,674
Total liabilities	867,617	26,829	894,446
Retained earnings	244,061	(1,879)	242,182
Total stockholders' deficit	(302,134)	(1,879)	(304,013)
Total liabilities, Series B preferred stock, redeemable noncontrolling interests, and stockholders' deficit	570,947	24,950	595,897

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
(In thousands, except per share amounts)	As Reported	Change	As Restated	As Reported	Change	As Restated
Condensed Consolidated Statements of Operations
Other revenues	$21,023	$21,224	$42,247	$61,661	$65,970	$127,631
Total revenues	364,007	21,224	385,231	1,199,335	65,970	1,265,305
Domestic Company-owned restaurant expenses	135,836	421	136,257	440,936	763	441,699
Other expenses	22,002	20,734	42,736	63,658	64,246	127,904
General and administrative expenses	55,462	249	55,711	133,903	776	134,679
Total costs and expenses	377,997	21,404	399,401	1,158,723	65,785	1,224,508
Operating (loss) income	(13,990)	(180)	(14,170)	38,694	185	38,879
Net interest expense	(5,963)	(95)	(6,058)	(16,580)	(350)	(16,930)
(Loss) Income before income taxes	(19,953)	(275)	(20,228)	22,114	(165)	21,949
Income tax (benefit) expense	(7,359)	(8)	(7,367)	4,663	(12)	4,651
Net (loss) income before attribution to noncontrolling interests	(12,594)	(267)	(12,861)	17,451	(153)	17,298
Net (loss) income attributable to the Company	(13,033)	(267)	(13,300)	15,495	(153)	15,342
Net (loss) income attributable to common shareholders	(13,033)	(267)	(13,300)	15,348	(153)	15,195
Basic (loss) earnings per common share	(0.41)	(0.01)	(0.42)	0.48	(0.01)	0.47
Diluted (loss) earnings per common share	(0.41)	(0.01)	(0.42)	0.47	-	0.47
Condensed Consolidated Statement of Cash Flows
Operating activities
Net income before attribution to noncontrolling interests				$17,451	$(153)	$17,298
Accounts receivable				7,410	3,673	11,083
Income tax receivable				(7,373)	(50)	(7,423)
Prepaid expenses				7,663	434	8,097
Other current assets				5,016	(1,482)	3,534
Other assets and liabilities				(4,899)	(11)	(4,910)
Accounts payable				769	1,332	2,101
Accrued expenses and other current liabilities				18,772	4,333	23,105
Deferred revenue				(4)	(1,856)	(1,860)
Net cash provided by operating activities				98,812	6,220	105,032
Financing activities
Net proceeds (repayments) of revolving credit facilities				123,600	(2,124)	121,476
Net cash used in financing activities				(73,844)	(2,124)	(75,968)
Change in cash and cash equivalents				2,535	4,096	6,631
Cash and cash equivalents at beginning of period				22,345	5,546	27,891
Cash and cash equivalents at end of period				24,880	9,642	34,522

	Three Months Ended			Year Ended
	December 30, 2018			December 30, 2018
(In thousands, except per share amounts)	As Reported	Change	As Restated	As Reported	Change	As Restated
Condensed Consolidated Statements of Operations
Other revenues	$19,767	$21,853	$41,620	$81,428	$87,823	$169,251
Total revenues	373,981	21,853	395,834	1,573,316	87,823	1,661,139
Domestic Company-owned restaurant expenses	135,862	96	135,958	576,799	859	577,658
Other expenses	20,358	20,562	40,920	84,016	84,808	168,824
General and administrative expenses	58,648	206	58,854	192,551	983	193,534
Total costs and expenses	383,924	20,864	404,788	1,542,647	86,650	1,629,297
Operating (loss) income	(8,314)	989	(7,325)	30,380	1,173	31,553
Net interest expense	(7,909)	(17)	(7,926)	(24,489)	(367)	(24,856)
(Loss) Income before income taxes	(16,224)	972	(15,252)	5,891	806	6,697
Income tax (benefit) expense	(2,018)	(9)	(2,027)	2,646	(22)	2,624
Net (loss) income before attribution to noncontrolling interests	(14,206)	981	(13,225)	3,245	828	4,073
Net (loss) income attributable to the Company	(13,849)	981	(12,868)	1,646	828	2,474
Net (loss) income attributable to common shareholders	(13,849)	981	(12,868)	1,646	828	2,474
Basic (loss) earnings per common share	(0.44)	0.03	(0.41)	0.05	0.03	0.08
Diluted (loss) earnings per common share	(0.44)	0.03	(0.41)	0.05	0.03	0.08
Condensed Consolidated Statement of Cash Flows
Operating activities
Net income before attribution to noncontrolling interests				$3,245	$828	$4,073
Deferred income taxes				1,705	(85)	1,620
Accounts receivable				1,386	2,859	4,245
Income tax receivable				(12,170)	13	(12,157)
Prepaid expenses				(2,165)	1,126	(1,039)
Accounts payable				(1,694)	1,294	(400)
Accrued expenses and other current liabilities				10,273	14,904	25,177
Deferred revenue				(271)	(1,280)	(1,551)
Net cash provided by operating activities				72,795	19,659	92,454
Financing activities
Net proceeds (repayments) of revolving credit facilities				175,000	(11,415)	163,585
Net cash used in financing activities				(36,682)	(11,415)	(48,097)
Change in cash and cash equivalents				(2,877)	8,244	5,367
Cash and cash equivalents at beginning of period				22,345	5,546	27,891
Cash and cash equivalents at end of period				19,468	13,790	33,258

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of September 29, 2019, there were 5,343 Papa John’s restaurants (621 Company-owned and 4,722 franchised) operating in 49 countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, contributions received from franchisees for domestic and international marketing funds we control, revenues for printing and promotional items, and information systems and related services used in their operations.

Recent Developments and Trends

As a result of recent business circumstances, the Company has been implementing a strategic turnaround effort that includes the specific actions described below. Significant costs have been incurred to support these efforts, which we define as “Special charges.” The Special charges are detailed in “Items Impacting Comparability; Non-GAAP Measures” below. The Company incurred Special charges of $14.2 million and $35.4 million for the three and nine months ended September 29, 2019, respectively, and $24.8 million for each of the three and nine months ended September 30, 3018.

Starboard Investment. Beginning in the third quarter of 2018, the Company began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by affiliates of Starboard Value LP (“Starboard”). On February 3, 2019, the Company entered into a Securities Purchase Agreement with Starboard pursuant to which Starboard made a $200 million strategic investment in the Company’s newly designated Series B Convertible Preferred Stock (“Series B Preferred Stock”). In addition, on March 28, 2019, Starboard made an additional $50 million investment in the Series B Preferred Stock pursuant to an option that was included in the Securities Purchase Agreement. See Note 8 of “Notes to Condensed Consolidated Financial Statements” for more information related to the Series B Preferred Stock and related transaction costs. The Company also issued $2.5 million of Series B Preferred Stock on the same terms as Starboard to certain franchisees of the Company.

Franchisee Assistance. Beginning in the third quarter of 2018, the Company began providing various forms of increased support and financial assistance to the North America franchise system in response to declining North America sales volumes. In July 2019, the Company announced a new program, developed with the support of the Company’s elected Franchise Advisory Council, to make an $80 million investment in marketing and brand initiatives as well as provide scheduled financial assistance for traditional North America franchisees beginning in the third quarter of 2019 through 2020. Under the program, the Company will make marketing investments to provide for the long-term strength of the brand. The Company will also extend financial assistance to its traditional North America franchisees in the form of lower royalties, royalty-based service incentives, and targeted relief. The Company expects to incur approximately 50% of the $80 million investment in 2019, with the remaining 50% to be incurred in 2020. Related royalty relief and marketing fund investments of $11.4 million were incurred in the third quarter of 2019 as presented in the Special charges detailed below. These costs are included in the $50 to $60 million full year 2019 projected Special charges. See “Items Impacting Comparability; Non-GAAP Measures” for additional information.

New CEO and Management Restructure.  In addition, in August 2019 the Company appointed Robert Lynch as the Company’s new President and Chief Executive Officer.  On November 6, 2019, the Company also announced an executive management restructure.

Positive Comparable Sales. The Company has experienced improvement in North America restaurant comparable sales trends, with positive North America comparable sales for the quarter ended September 29, 2019, as detailed below:

	Three Months Ended
	Sept. 30,	Dec. 30,	Mar. 31,	June 30,	Sept. 29,
	2018	2018	2019	2019	2019
Comparable sales growth/(decline)
Domestic Company-owned restaurants	(13.2%)	(10.2%)	(9.0%)	(6.8%)	2.2%
North America franchised restaurants	(8.6%)	(7.4%)	(6.1%)	(5.3%)	0.6%
Systemwide North America restaurants	(9.8%)	(8.1%)	(6.9%)	(5.7%)	1.0%

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

The results of operations for the three and nine months ended September 29, 2019 are based on the preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of condensed consolidated financial statements requires management to select accounting policies for critical accounting areas and make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact our operating results. See “Notes to Condensed Consolidated Financial Statements” for a discussion of the basis of presentation and the significant accounting policies.

Restaurant Progression

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

North America Company-owned:
Beginning of period	643	678	645	708
Opened	—	1	2	6
Closed	(1)	(1)	(3)	(5)
Sold to franchisees	(21)	(31)	(23)	(62)
End of period	621	647	621	647
International Company-owned:
Beginning of period	—	—	—	35
Closed	—	—	—	(1)
Sold to franchisees	—	—	—	(34)
End of period	—	—	—	—
North America franchised:
Beginning of period	2,676	2,729	2,692	2,733
Opened	15	16	58	60
Closed	(37)	(67)	(98)	(146)
Acquired from Company	21	31	23	62
End of period	2,675	2,709	2,675	2,709
International franchised:
Beginning of period	2,026	1,840	1,966	1,723
Opened	60	79	143	193
Closed	(39)	(28)	(62)	(59)
Acquired from Company	—	—	—	34
End of period	2,047	1,891	2,047	1,891
Total restaurants - end of period	5,343	5,247	5,343	5,247

Items Impacting Comparability; Non-GAAP Measures

The following table reconciles our GAAP financial results to the adjusted (non-GAAP) financial results, excluding the Special items detailed below. We present these non-GAAP measures because we believe the Special items impact the comparability of our results of operations.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
		(Note)		(Note)

GAAP income (loss) before income taxes	$678	$(20,228)	$9,870	$21,949
Special items:
Special charges (1)	14,197	24,833	35,413	24,833
Refranchising (gains) losses, net (2)	(1,726)	—	(1,889)	1,918
Adjusted income before income taxes	$13,149	$4,605	$43,394	$48,700

GAAP net (loss) income attributable to common shareholders	$(3,088)	$(13,300)	$(2,021)	$15,195
Special items, net of income taxes:
Special charges (1)	10,988	19,270	28,745	19,270
Refranchising (gains) losses, net (2)	(1,337)	—	(1,462)	1,488
Tax impact of China refranchising (2)	—	—	—	2,435
Adjusted net income attributable to common shareholders	$6,563	$5,970	$25,262	$38,388

GAAP diluted (loss) earnings per share	$(0.10)	$(0.42)	$(0.06)	$0.47
Special items:
Special charges (1)	0.35	0.61	0.91	0.59
Refranchising (gains) losses, net (2)	(0.04)	—	(0.05)	0.05
Tax impact of China refranchising (2)	—	—	—	0.07
Adjusted diluted earnings per share	$0.21	$0.19	$0.80	$1.18

Note: This unaudited data has been restated to reflect the correction of an immaterial error to consolidate the operations of PJMF, as discussed in more detail in Notes 2, 5 and 16 of “Notes to Condensed Consolidated Financial Statements.”

(1)	The Company incurred $14.2 million and $35.4 million of special costs (defined as “Special charges”) in the three and nine months ended September 29, 2019, respectively, compared to $24.8 million for the prior year comparable periods, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Special charges before income taxes:
Royalty relief (a)	$6,353	$9,884	$13,692	$9,884
Marketing fund investments (b)	5,000	-	7,500	-
Legal and advisory fees (c)	459	11,349	5,922	11,349
Reimaging costs and write-off of branded assets (d)	-	3,600	-	3,600
Other costs (e)	2,385	-	2,385	-
Mark to market adjustment on option valuation (f)	-	-	5,914	-
Total Special charges before income taxes	$14,197	$24,833	$35,413	$24,833

(a)	Represents financial assistance provided to the North America system in the form of royalty reductions.

(b)	Represents marketing fund investments as part of our support package to our franchisees.
(c)	Represents advisory and legal costs primarily associated with the review of a wide range of strategic opportunities that culminated in the strategic investment in the Company by affiliates of Starboard Value LP (“Starboard”). The costs in 2018 also include a third-party audit of the culture at Papa John’s commissioned by the Special Committee of the Board of Directors.
(d)	Represents re-imaging costs at nearly all domestic restaurants and costs to replace or write-off certain branded assets.
(e)	Includes severance costs for our former CEO and costs related to the termination of a license agreement for intellectual property no longer being utilized.
(f)	Represents a one-time mark-to-market adjustment of $5.9 million related to the increase in the fair value of the Starboard and franchisee options to purchase Series B preferred stock that culminated in the purchase of an additional $52.5 million of preferred stock in late March 2019.
(2)	The refranchising gains in 2019 are primarily associated with the refranchise of 21 domestic restaurants, including 19 restaurants in Georgia. The refranchising losses in 2018 are primarily associated with the June 2018 refranchise of our China operations, which included 34 restaurants and a quality control center, and the related tax impact. The additional tax expense is primarily attributable to the required recapture of China operating losses previously taken by the Company.

The non-GAAP adjusted results shown above and within this document should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting the financial information excluding these Special items is important for purposes of comparison to prior year results. In addition, management uses these metrics to evaluate the Company’s underlying operating performance and to analyze trends.

Results of Operations

Review of Consolidated Operating Results

Revenues. Domestic Company-owned restaurant sales increased $6.9 million, or 4.3%, and decreased $39.3 million, or 7.4%, for the three and nine months ended September 29, 2019, respectively. The Company refranchised 21 restaurants in the first nine months of 2019 and 62 restaurants in 2018. Excluding the impact of the refranchising, domestic Company-owned restaurant sales increased $8.7 million for the three months ended September 29, 2019 primarily due to positive comparable sales of 2.2% and the favorable impact of the expiration of rewards associated with our Papa Rewards loyalty program. For the nine months ended September 29, 2019, the decrease in domestic Company-owned restaurant sales, excluding the impact of the refranchising, was $19.7 million, primarily due to a decrease of 4.8% in comparable sales. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

North America franchise royalties and fees increased $3.1 million, or 24.3%, and decreased $8.3 million, or 13.5%, for the three and nine months ended September 29, 2019, respectively. The increase for the quarter ended September 29, 2019 was primarily due to $3.5 million of lower royalty relief related to the franchise assistance program, which is included in Special charges. Excluding Special charges, the reduction in North America franchise royalties of $400,000 is due to a reduction in the number of equivalent franchise units and an increase in targeted royalty relief. The decrease for the nine months ended September 29, 2019 was primarily due to $6.0 million of higher royalty relief over the comparable period, including $3.8 million in higher Special charges. The remaining decrease was primarily due to a decrease in comparable sales and equivalent units of 3.7% and 1.2%, respectively. North America franchise restaurant sales increased 0.2% to $509.1 million and decreased 3.6% to $1.55 billion for the three and nine months ended September 29, 2019, respectively. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America commissary sales increased $8.5 million, or 5.8%, for the three months ended September 29, 2019 primarily due to higher pricing associated with higher commodities costs. North America commissary sales decreased

$10.7 million, or 2.3%, for the nine months ended September 29, 2019 primarily due to lower sales volumes attributable to lower restaurant sales.

International revenues decreased $974,000, or 3.8%, and $9.0 million, or 10.6%, for the three and nine months ended September 29, 2019, respectively. The decrease for the three months ended compared to the prior year was primarily due to the refranchising of a quality control center in Mexico in the first quarter of 2019. For the three months ended September 29, 2019, higher royalties and higher United Kingdom commissary revenues from increased equivalent units were offset by unfavorable foreign exchange of approximately $1.1 million. For the nine months ended September 29, 2019, the decrease of $9.0 million was primarily due to reduced revenues from the refranchising of the quality control center in Mexico in the first quarter of 2019 and the Company-owned stores and the quality control center in China, which occurred during the second quarter of 2018. Excluding the impact of refranchising, revenues were consistent with the prior year as higher royalties and United Kingdom commissary revenues were offset by the unfavorable foreign exchange rates of $4.1 million.

International franchise restaurant sales increased 10.1% to $225.6 million and 10.0% to $689.7 million for the three and nine months ended September 29, 2019, respectively, excluding the impact of foreign currency, primarily due to increases in equivalent units. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues increased $1.0 million, or 2.4%, and $3.7 million, or 2.9%, for the three and nine months ended September 29, 2019, respectively. The increases were due to higher online sales primarily from an increase in the online fee charged to North America franchisees and higher marketing fund revenue primarily due to an increase in the PJMF contribution rate. These increases were partially offset by lower sales at our Preferred Marketing Solutions subsidiary.

Costs and expenses. Operating income was $4.9 million and $24.7 million for the three and nine months ended September 29, 2019, respectively, compared to a loss of $14.2 million and income of $38.9 million for the three and nine months ended September 30, 2018. The non-GAAP operating margins, as defined and reconciled to the most comparable GAAP measure in “Other Non-GAAP Measures,” for domestic Company-owned restaurants were 18.8% and 18.7% for the three and nine months ended September 29, 2019, respectively, compared to 13.9% and 16.6% in the corresponding periods in 2018, and consisted of the following (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2019		September 30, 2018		September 29, 2019		September 30, 2018

Restaurant sales	$165,135		$158,285		$490,594		$529,906

Cost of sales	35,285	21.4%	35,126	22.2%	104,605	21.3%	118,051	22.3%
Other operating expenses	98,752	59.8%	101,131	63.9%	294,435	60.0%	323,648	61.1%
Total expenses	$134,037	81.2%	$136,257	86.1%	$399,040	81.3%	$441,699	83.4%

Margin	$31,098	18.8%	$22,028	13.9%	$91,554	18.7%	$88,207	16.6%

Operating margin (loss) is not a measure defined by GAAP and should not be considered in isolation, or as an alternative to evaluation of the Company’s financial performance. Domestic Company-owned restaurants operating margin increased $9.1 million and $3.3 million for the three and nine months ended September 29, 2019, respectively. The operating margin increase for the quarter was primarily due to the impact of positive comparable sales of 2.2%, lower worker’s compensation and automobile insurance costs, and the benefit from lower loyalty program costs due to the expiration of rewards. For the nine months ended September 29, 2019, the operating margin increased for the same reasons as the quarter, including the favorable impact of current year promotions with lower food costs, partially offset by negative comparable sales of 4.8%.

North America commissary operating margins were 6.5% and 6.8% for the three and nine months ended September 29, 2019, respectively, compared to 5.7% and 6.2% for the three and nine months ended September 30, 2018, and consisted of the following (dollars in thousands):

	Three Months Ended
	September 29, 2019		September 30, 2018
North America commissary sales	$154,703		$146,240
North America commissary expenses	144,624		137,928
Margin	$10,079	6.5%	$8,312	5.7%

	Nine Months Ended
	September 29, 2019		September 30, 2018
North America commissary sales	$450,735		$461,408
North America commissary expenses	419,925		432,909
Margin	$30,810	6.8%	$28,499	6.2%

North America commissary operating margin increased $1.8 million, or 0.8%, for the third quarter of 2019 primarily due to higher pricing. The nine-month period increased $2.3 million, or 0.6% primarily due to favorable operating costs, including labor and delivery expense.

International operating margins were 45.1% and 43.9% for the three and nine months ended September 29, 2019, respectively, compared to 40.8% and 38.2% for the corresponding 2018 periods and consisted of the following (dollars in thousands):

	Three Months Ended
	September 29, 2019				September 30, 2018
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$9,485	$-	$9,485		$9,141	$-	$9,141
Restaurant, commissary and other	15,194	13,557	1,637	10.8%	16,512	15,184	1,328	8.0%
Total international	$24,679	$13,557	$11,122	45.1%	$25,653	$15,184	$10,469	40.8%

	Nine Months Ended
	September 29, 2019				September 30, 2018
	Revenues	Expenses	Margin $	Margin %	Revenues	Expenses	Margin $	Margin %
Franchise royalties and fees	$28,835	$-	$28,835		$27,110	$-	$27,110
Restaurant, commissary and other	47,008	42,514	4,494	9.6%	57,726	52,462	5,264	9.1%
Total international	$75,843	$42,514	$33,329	43.9%	$84,836	$52,462	$32,374	38.2%

International operating margins increased $653,000 and $955,000 for the three- and nine-month periods in 2019 as compared to the prior corresponding periods as higher royalties attributable to increased units was partially offset by unfavorable foreign exchange rates.

Other operating margins increased $0.8 million, or 1.9% as a percentage of related revenues, and $2.6 million, or 2.0% as a percentage of related revenues, for the three and nine months ended September 29, 2019, respectively. This was primarily due to higher online revenues and the timing of marketing spend. Other revenues and expenses include the revenues and expenses associated with the consolidation of PJMF, as previously discussed. See Notes 2, 5 and 16 of “Notes to Condensed Consolidated Financial Statements” for additional information.

	Three Months Ended
(in thousands)	September 29, 2019		September 30, 2018
Other revenues	$43,265		$42,247
Other expenses	42,952		42,736
Margin (loss)	$313	0.7%	$(489)	-1.2%

	Nine Months Ended
(in thousands)	September 29, 2019		September 30, 2018
Other revenues	$131,347		$127,631
Other expenses	129,019		127,904
Margin	$2,328	1.8%	$(273)	-0.2%

General and administrative (“G&A”) expenses. G&A expenses were $53.5 million, or 13.3%, and $153.4 million, or 12.8% of revenues for the three and nine months ended September 29, 2019, respectively, compared to $55.7 million, or 14.5%, and $134.7 million, or 10.6% for the corresponding 2018 periods, respectively. G&A expenses consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Provision for uncollectible accounts and notes receivable (a)	$736	$388	$1,276	$2,724
(Gain) loss on disposition of fixed assets	(190)	1,037	1,100	1,497
Other (income) expense	(116)	774	(833)	1,534
Other general expenses	430	2,199	1,543	5,755
Special charges (b) (c)	7,844	14,949	21,720	14,949
Administrative expenses (d)	45,229	38,563	130,093	113,975
General and administrative expenses	$53,503	$55,711	$153,356	$134,679

(a)	Bad debt recorded on accounts receivable and notes receivable.
(b)	The three-month period ended September 29, 2019 includes a $5.0 million marketing fund investment and $2.4 million that includes severance costs for the Company’s former CEO and costs related to the termination of a license agreement for intellectual property no longer being utilized. The nine-month period ended September 29, 2019 includes $7.5 million of marketing fund investments, $5.9 million of legal and advisory fees primarily associated with the review of a wide range of strategic opportunities that culminated in Starboard’s strategic investment in the Company by affiliates of Starboard and $5.9 million related to a one-time mark-to-market adjustment from the increase in value of the Starboard option to purchase Series B Preferred Stock that culminated in the purchase of $50.0 million of Series B Preferred Stock in late March. See Note 8 for additional information.
(c)	The three- and nine-month periods ended September 30, 2018 include $11.3 million of advisory and legal costs primarily associated with the review of a wide range of strategic opportunities that culminated in Starboard’s strategic investment in the Company by affiliates of Starboard and a third-party audit of the culture at Papa John’s commissioned by a Special Committee of the Board of Directors and $3.6 million of reimaging costs at nearly all domestic restaurants including costs to replace or write-off certain branded assets.
(d)	The increases in administrative expenses of $6.7 million and $16.2 million for the three- and nine-month periods ended September 29, 2019, respectively, compared to the prior year comparable periods, were primarily due to higher management incentive costs and higher professional fees.

Depreciation and amortization. Depreciation and amortization expense was $11.8 million, or 2.9% and $35.1 million, or 2.9% of revenues for the three and nine months ended September 29, 2019, respectively, compared to $11.6 million, or 3.0% and $34.9 million, or 2.8% of revenues for the corresponding periods in 2018, respectively.

Refranchising gains (losses), net. Refranchising gains of $1.7 million and $1.9 million for the three and nine months ended September 29, 2019 were primarily associated with the refranchising of 19 Company-owned restaurants in Georgia. The refranchising loss of $1.9 million for the nine months ended September 30, 2018 was primarily related to the June 2018 refranchise of our China operations, which included 34 restaurants and a quality control center. See Note 10 of “Notes to the Condensed Consolidated Financial Statements” for additional information.

Net interest expense. Net interest expense decreased approximately $1.8 million and $2.1 million for the three and nine months ended September 29, 2019, respectively, primarily due to a decrease in the average outstanding debt balance. Total debt outstanding was $378.1 million as of September 29, 2019, including $9.1 million associated with PJMF. Outstanding debt at September 29, 2019 decreased $247.0 million from December 30, 2018 primarily due to the repayment of outstanding borrowings under our revolving credit facility using proceeds from the issuance of Series B Preferred Stock.

Income (loss) before income taxes. For the reasons discussed above, income before income taxes increased approximately $20.9 million and decreased $12.1 million, or 55.0%, for the three and nine months ended September 29, 2019, respectively, over the prior year comparable periods. Excluding Special items, consolidated income before income taxes totaled $13.1 million, an increase of $8.5 million, and $43.4 million, a decrease of $5.3 million or 10.9%, for the three and nine months ended September 29, 2019, respectively.

Income tax expense.  Income tax expense was $421,000 for the three months ended September 29, 2019, or 62.1% of pre-tax income, and included the impact of certain executive compensation amounts with limited deductions for tax purposes. The effective tax benefit of 36.4% for the third quarter of 2018 included a benefit of $2.4 million related to the remeasurement of net deferred tax liabilities, in connection with the 2017 Tax Cuts and Jobs Act, as a part of the Company’s 2017 filed federal income tax return. The effective income tax rate for the nine months ended September 29, 2019 was 25.7%, compared to 21.2% for the nine-months ended September 30, 2018. In addition to the previously discussed items for the quarter, the effective income tax rates for the nine-month periods were impacted by the following:

●	The effective income tax rate for the nine months ended September 29, 2019 includes the impact of the $5.9 million mark-to-market fair value adjustment of the options to purchase Series B preferred stock, which was not tax deductible.
●	The tax rate for the nine months ended September 30, 2018 includes $2.4 million of additional income tax expense related to the refranchising of our China operations.

Diluted earnings per share. Diluted loss per share was $0.10 for the third quarter of 2019, compared to diluted loss per share of $0.42 for the prior year period. Excluding Special items, adjusted diluted earnings per share was $0.21 for the third quarter of 2019, as compared to $0.19 for the third quarter of 2018. For the nine months ended September 29, 2019, diluted loss per share was $0.06, compared to diluted earnings per share of $0.47 for the prior year period. Excluding Special items, adjusted diluted earnings per share was $0.80 for the nine months ended September 29, 2019, as compared to $1.18 for the prior year period.

Summary of Operating Results – Segment Review

Income before income taxes is summarized in the following table on a reporting segment basis. As discussed above, income before income taxes increased approximately $20.9 million and decreased $12.1 million, or 55.0%, for the three and nine months ended September 29, 2019, respectively, over the prior year comparable periods. Excluding the previously discussed Special items, income before income taxes was $13.1 million, or an increase of $8.5 million and $43.4 million, or a decrease of $5.3 million. Alongside the GAAP income before income taxes data, we have included “adjusted” income before income taxes for the three- and nine-month period of 2019 to exclude Special items. We believe this non-GAAP measure is important for purposes of comparing to prior year results.

	Three Months Ended
	Reported		Adjusted	Reported		Adjusted
	Sep. 29,	Special	Sep. 29,	Sep. 30,	Special	Sep. 30,	Increase
(In thousands)	2019	Items	2019	2018	Items	2018	(Decrease)
Domestic Company-owned restaurants	$9,162	$(1,726)	$7,436	$(183)	$—	$(183)	$7,619
North America commissaries	6,790	—	6,790	6,195	—	6,195	595
North America franchising	14,092	6,353	20,445	9,394	9,884	19,278	1,167
International	4,195	—	4,195	4,519	—	4,519	(324)
All others	(866)	—	(866)	(2,776)	—	(2,776)	1,910
Unallocated corporate expenses	(32,329)	7,844	(24,485)	(37,046)	14,949	(22,097)	(2,388)
Elimination of intersegment profits	(366)	—	(366)	(331)	—	(331)	(35)
Total income (loss) before income taxes	$678	$12,471	$13,149	$(20,228)	$24,833	$4,605	$8,544

	Nine Months Ended
	Reported		Adjusted	Reported		Adjusted
	Sep. 29,	Special	Sep. 29,	Sep. 30,	Special	Sep. 30,	Increase
(In thousands)	2019	Items	2019	2018	Items	2018	(Decrease)
Domestic Company-owned restaurants	$21,471	$(1,889)	$19,582	$15,350	$—	$15,350	$4,232
North America commissaries	22,094	—	22,094	23,535	—	23,535	(1,441)
North America franchising	47,693	13,693	61,386	53,133	9,884	63,017	(1,631)
International	14,915	—	14,915	10,334	1,918	12,252	2,663
All others	(2,581)	—	(2,581)	(5,304)	—	(5,304)	2,723
Unallocated corporate expenses	(92,685)	21,720	(70,965)	(74,500)	14,949	(59,551)	(11,414)
Elimination of intersegment profits	(1,037)	—	(1,037)	(599)	—	(599)	(438)
Total income before income taxes	$9,870	$33,524	$43,394	$21,949	$26,751	$48,700	$(5,306)

The increase in adjusted total income before income taxes of $8.5 million, or 185.5%, and decrease of $5.3 million, or 10.9%, for the three- and nine-month periods in 2019, respectively excluding Special items, were primarily due to the following:

●	Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants income before income taxes increased $7.6 million in the third quarter of 2019 as compared to the same quarter of the prior year primarily due to positive comparable sales of 2.2%, lower worker’s compensation and automobile insurance costs and the favorable impact of the expiration of rewards associated with our Papa Rewards loyalty program. Income before income taxes increased approximately $4.2 million for the nine months ended September 29, 2019 for the same reasons as the quarter, partially offset by lower comparable sales of 4.8%.

●	North America Commissaries Segment. North America commissaries income before income taxes increased $595,000 and decreased $1.4 million for the three and nine months ended September 29, 2019 as compared to the prior year corresponding periods. The third quarter increased primarily due to higher pricing, partially offset by franchise new equipment incentives that were previously reported in the North America Franchising segment. The nine- month period decreased $1.4 million over the prior year comparable period due to lower North America sales volumes and franchise new equipment incentives costs.

●	North America Franchising Segment. North America Franchising income before income taxes was $1.2 million higher for the third quarter of 2019, compared to the same quarter of the prior year primarily due to favorable G&A costs, including the favorable impact of franchise new equipment incentives costs that are now recorded in the North America Commissaries segment. This increase was partially offset by lower royalty revenue due to a reduction in equivalent units and an increase in targeted royalty relief. Income before income taxes decreased $1.6 million for the nine months ended September 29, 2019, compared to the corresponding prior year period, due to a decrease in comparable sales of 3.7%, partially offset by favorable G&A costs, including franchise new equipment incentives costs in the prior year.

●	International Segment. Income before income taxes decreased approximately $324,000 in the third quarter of 2019 primarily due to higher G&A costs, unfavorable foreign exchange rates and higher United Kingdom (“PJUK”) marketing fund expenses, partially offset by increased royalties due to an increase in equivalent units. Income before income taxes increased $2.7 million for the nine months ended September 29, 2019 compared to the prior year primarily due to increased royalties and lower G&A costs. These increases were partially offset by unfavorable foreign exchange rates.

●	All Others. All Others income before income taxes, which primarily includes our online and mobile ordering business, our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions and our marketing funds increased $1.9 million and $2.7 million for the three and nine months ended September 29, 2019, respectively, primarily due to higher online revenues and timing of marketing spend.

●	Unallocated Corporate Expenses. Unallocated corporate expenses increased approximately $2.4 million and $11.4 million for the three and nine months ended September 29, 2019, respectively, compared to the corresponding 2018 periods. These increases were primarily due to higher management incentive costs and an increase in professional fees for each of the three- and nine-month periods. These increases were partially offset by decreased interest expense of $1.8 million and $2.1 million for the three and nine months ended September 29, 2019, respectively, primarily due to lower outstanding debt. Additionally, for the three months ended September 29, 2019 this increase was somewhat offset by a shift in timing of our operator’s conference from the third quarter in 2018 to the second quarter in 2019.

Other Non-GAAP Measures

The following table reconciles our GAAP operating income (loss) to operating margin (loss) by segment, a non-GAAP measure, that we report within Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the presentation of operating margin (loss) is beneficial to investors as it represents an additional measure used by the Company to further evaluate operating efficiency and performance of various business units.

	Three Months Ended September 29, 2019
	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Unallocated	Total
GAAP operating income/(loss)	$20,246	$(587)	$13,480	$4,868	$(4,670)	$(28,410)	$4,927
Add:
General and administrative expenses	9,542	8,499	2,444	5,830	2,216	24,972	53,503
Depreciation and amortization	3,036	2,167	-	424	2,774	3,431	11,832
Refranchising (gains)/losses, net	(1,726)	-	-	-	-	-	(1,726)
Non-GAAP operating margin/(loss)	$31,098	$10,079	$15,924	$11,122	$313	$-	$68,536

	Three Months Ended September 30, 2018
	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Unallocated	Total
GAAP operating income/(loss)	$9,327	$(1,110)	$8,930	$4,787	$(4,992)	$(31,111)	$(14,170)
Add:
General and administrative expenses	8,910	7,603	3,876	5,241	2,376	27,705	55,711
Depreciation and amortization	3,791	1,819	-	441	2,127	3,406	11,585
Non-GAAP operating margin/(loss)	$22,028	$8,312	$12,806	$10,469	$(489)	$(0)	$53,126

	Nine Months Ended September 29, 2019
	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Unallocated	Total
GAAP operating income/(loss)	$54,571	$(464)	$45,621	$15,619	$(12,157)	$(78,523)	$24,667
Add:
General and administrative expenses	28,909	25,454	7,594	16,436	6,632	68,331	153,356
Depreciation and amortization	9,963	5,820	-	1,274	7,853	10,192	35,102
Refranchising (gains)/losses, net	(1,889)	-	-	-	-	-	(1,889)
Non-GAAP operating margin/(loss)	$91,554	$30,810	$53,215	$33,329	$2,328	$-	$211,236

	Nine Months Ended September 30, 2018
	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Unallocated	Total
GAAP operating income/(loss)	$48,376	$(236)	$50,634	$11,702	$(13,544)	$(58,053)	$38,879
Add:	-	-	-	-	-	-	-
General and administrative expenses	28,016	23,149	10,890	17,507	7,118	47,999	134,679
Depreciation and amortization	11,804	5,586	-	1,258	6,153	10,054	34,855
Refranchising (gains)/losses, net	11	-	-	1,907	-	-	1,918
Non-GAAP operating margin/(loss)	$88,207	$28,499	$61,524	$32,374	$(273)	$-	$210,331

Operating margin (loss) is not a measure defined by GAAP and should not be considered in isolation, or as an alternative to evaluation of the Company’s financial performance. We believe the presentation of operating margin (loss) is beneficial as it represents an additional measure used by the Company to further evaluate operating efficiency and performance of various business units. Additionally, operating margin (loss) may be helpful for comparison within the industry. In addition to the reconciling items noted above, GAAP operating income is different than income before income taxes reported for segments, as reviewed by our chief operating decision maker (“CODM”), primarily due to the impact of required intercompany eliminations for consolidated external financial reporting purposes. Additionally, operating income would exclude investment income and interest expense that is reported in our unallocated corporate expenses for segment purposes.

Liquidity and Capital Resources

Debt

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $4.0 million was outstanding as of September 29, 2019 and a secured term loan facility with an outstanding balance of $365.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”. The PJI Facilities mature on August 30, 2022. The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants. These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0. Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio. The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at September 29, 2019.

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

Our outstanding debt of $369.0 million at September 29, 2019 under the PJI Facilities was composed of $365.0 million outstanding under the Term Loan Facility and $4.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at September 29, 2019 was approximately $352.8 million.

As of September 29, 2019, the Company had approximately $2.9 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

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

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities. In April 2019, we reduced the notional value of our swaps by $50.0 million as a result of paying down a substantial portion of debt under our Revolving Facility using the proceeds received from the sale of Series B Preferred Stock in March 2019. The termination of $50.0 million of notional swap value was not significant to our results of operations. As of September 29, 2019, we have the following interest rate swap agreements with a total notional value of $350 million:

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

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.8% and 4.2% for the three- and nine-month periods ended September 29, 2019, respectively, compared to 3.9% and 3.7% for the three- and nine-month periods ended September 30, 2018.

Our PJI Credit Agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the Amended Credit Agreement:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	September 29, 2019
Leverage ratio	Not to exceed 5.25 to 1.0	3.0 to 1.0

Interest coverage ratio	Not less than 2.0 to 1.0	2.8 to 1.0

As stated above, our leverage ratio is defined as outstanding debt divided by consolidated EBITDA, as defined, for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of September 29, 2019.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”). The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on December 27, 2019. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%. The applicable interest rates on the PJMF Revolving Facility were 4.0% and 4.2% for the three and nine months ended September 29, 2019, respectively, compared to 3.7% and 3.5% for the three and nine months ended September 30, 2018, respectively. As of September 29, 2019, the principal amount of debt outstanding under the PJMF Revolving Facility was $9.1 million and is classified as current debt. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

Cash Flows

Cash flow provided by operating activities was $50.0 million for the nine months ended September 29, 2019 compared to $105.0 million in the corresponding period in 2018. The decrease of approximately $55.0 million was primarily due to lower net income and unfavorable changes in working capital items, including the impact of PJMF. See “Recent Developments and Trends” and “Notes to Condensed Consolidated Financial Statements” for additional details related to the Special charges.

Our free cash flow, a non-GAAP financial measure, was as follows for the nine-month periods of 2019 and 2018 (in thousands):

	Nine Months Ended
	September 29,	September 30,
	2019	2018

Net cash provided by operating activities	$49,999	$105,032
Purchases of property and equipment	(27,547)	(30,593)
Dividends paid to preferred shareholders	(6,608)	—
Free cash flow (a)	$15,844	$74,439
(a)	Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the consolidated statements of cash flows) less the purchases of property and equipment and less the payment of dividends to preferred stockholders. We view free cash flow as an important liquidity measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. However, it does not represent residual cash flows available for discretionary expenditures. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our liquidity or performance than the Company’s GAAP measures.

Cash flow used in investing activities was $24.1 million for the nine months ended September 29, 2019 compared to $22.4 million for the same period in 2018, or an increase of $1.7 million. The increase in cash flow used in investing activities was primarily due to higher franchise loans issued.

We also require capital for the payment of cash dividends and share repurchases, which are funded by cash flow from operations, borrowings from our Credit Agreement and proceeds from the issuance of preferred stock. In the first quarter of 2019, we received gross proceeds of $252.5 million from the issuance of Series B Preferred Stock and incurred $7.5 million of direct costs associated with the issuance. The net proceeds of the Series B Preferred Stock were primarily used to pay down our Revolving Facility. The additional borrowing availability under the Revolving Facility as a result of the debt repayment is expected to provide financial flexibility that enables the Company to make investments in the business and use for general corporate purposes. In the nine months ended September 30, 2018, we had net proceeds of $106.5 million primarily from the issuance of long-term debt under our Revolving Facility and used $158.0 million on share repurchases. There were no share repurchases in the first nine months of 2019.

The Company recorded dividends of approximately $30.3 million for the nine months ended September 29, 2019 consisting of the following:

●	$21.4 million paid to common stockholders ($0.675 per share);
●	$3.2 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.675 per share);
●	$3.4 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum).
●	$2.3 million in preferred dividends on the Series B Preferred Stock were declared with a record date of September 16, 2019 and paid on October 1, 2019.

On October 22, 2019, our Board of Directors declared a fourth quarter dividend of $0.225 per common share (of which approximately $7.1 million will be paid to common stockholders and $1.1 million will be paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”). The fourth quarter preferred dividend was also declared on October 22, 2019. The common share dividend will be paid on November 22, 2019 to stockholders of record as of the close of business on November 11, 2019. The fourth quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on January 1, 2020.

Forward-Looking Statements

Certain matters discussed in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, contingent liabilities, resolution of litigation, commodity costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, royalty relief, the strategic investment by Starboard and use of the proceeds, the ability of the company to mitigate negative consumer sentiment through advertising, marketing and promotional activity, the effectiveness of our strategic turnaround efforts and other business initiatives, corporate governance, future costs related to the company’s response to negative consumer sentiment and business challenges, management reorganizations, compliance with debt covenants, stockholder and other stakeholder engagement, strategic decisions and actions, share repurchases, dividends, effective tax rates, regulatory changes and impacts, the impact of the 2017 Tax Cuts and Jobs Act and the adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

●	increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to improve consumer sentiment and sales trends;
●	the ability of the company to ensure the long-term success of the brand through significant investments committed to our U.S. franchise system, including marketing fund investments and royalty relief;
●	the ability of the company to improve consumer sentiment and sales trends through advertising, marketing and promotional activities;
●	aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;
●	changes in consumer preferences or consumer buying habits, including the growing popularity of delivery aggregators, as well as changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending;

●	the adverse impact on the company or our results caused by product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our company-owned or franchised restaurants or others in the restaurant industry;
●	the effectiveness of our technology investments and changes in unit-level operations;
●	the ability of the company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, store level employees or suitable sites;
●	increases in food costs or sustained higher other operating costs. This could include increased employee compensation, benefits, insurance, tax rates, new regulatory requirements or increasing compliance costs;
●	increases in insurance claims and related costs for programs funded by the company up to certain retention limits, including medical, owned and non-owned vehicles, workers’ compensation, general liability and property;
●	disruption of our supply chain or commissary operations which could be caused by our sole source of supply of cheese or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, or geopolitical or other disruptions beyond our control;
●	increased risks associated with our international operations, including economic and political conditions, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth;
●	the impact of the sale of Series B Preferred Stock to Starboard, which dilutes the economic and relative voting power of holders of our common stock and may adversely affect the market price of our common stock, affect our liquidity and financial condition, or delay or prevent an attempt to take over the company;
●	failure to raise the funds necessary to finance a required repurchase of our Series B Preferred Stock;
●	failure to realize the anticipated benefits from our investment of the proceeds of the Series B Preferred stock in our strategic priorities;
●	the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business including compliance with the European Union General Data Protection Regulation;
●	the company's ability to continue to pay dividends to shareholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results continue to decline;
●	failure to effectively manage recent transitions within our executive leadership team or to otherwise successfully execute succession planning;
●	disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential company, employee and customer information, including payment cards;
●	changes in Federal or state income, general and other tax laws, rules and regulations, including changes from the 2017 Tax Cuts and Jobs Act and any related Treasury regulations, rules or interpretations if and when issued; and
●	changes in generally accepted accounting principles.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $4.0 million was outstanding as of September 29, 2019, and a secured term loan facility with an outstanding balance of $365.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”. The PJI Facilities mature on August 30, 2022. The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or a LIBOR rate plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants. These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0. Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio. The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at September 29, 2019.

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

Our outstanding debt of $369.0 million at September 29, 2019 under the PJI Facilities was composed of $365.0 million outstanding under the Term Loan Facility and $4.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at September 29, 2019 was approximately $352.8 million.

As of September 29, 2019, the Company had approximately $2.9 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

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

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities. In April 2019, we reduced the notional value of our swaps by $50.0 million as a result of paying down a substantial portion of debt under our Revolving Facility using the proceeds received from the sale of Series B Preferred Stock in March 2019. The termination of $50.0 million of notional swap value was not significant to our results of operations.

As of September 29, 2019, we have the following interest rate swap agreements with a total notional value of $350 million:

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

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.8% and 4.2% for the three- and nine-month periods ended September 29, 2019, respectively, compared to 3.9% and 3.7% for the three- and nine-month periods ended September 30, 2018. Interest paid, including payments made or received under the swaps, was $3.0 million and $6.0 million for the three months ended September 29, 2019 and September 30, 2018, respectively, and $14.1 million and $16.6 million for the nine months ended September 29, 2019 and September 30, 2018, respectively. As of September 29, 2019, the portion of the aggregate $7.9 million interest rate swap liability that would be reclassified into earnings during the next twelve months approximates $2.7 million.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”). The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on December 27, 2019. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%. The applicable interest rates on the PJMF Revolving Facility were 4.0% and 4.2% for the three and nine months ended September 29, 2019, respectively, compared to 3.7% and 3.5% for the three and nine months ended September 30, 2018, respectively. As of September 29, 2019, the principal amount of debt outstanding under the PJMF Revolving Facility was $9.1 million and is classified as current debt. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

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

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $1.1 million and $4.1 million on International revenues for the three and nine months ended September 29, 2019, and an unfavorable impact of approximately $200,000 and a favorable impact of $3.7 million for the three and nine months ended September 30, 2018, respectively. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $250,000 and $1.2 million on income before income taxes for the three and nine months ended September 29, 2019, respectively, and no significant impact on (loss) income before income taxes for the three and nine months ended September 30, 2018.

The outcome of the June 2016 referendum in the United Kingdom was a vote for the United Kingdom to cease to be a member of the European Union (known as “Brexit”). Among other things, this has resulted in a lower valuation, on a historical basis, of the British Pound in comparison to the US Dollar. The future impact of Brexit on our United Kingdom Quality Control Center (“QCC”) and franchise operations included in the European Union could also include but may not be limited to additional currency volatility, supply chain risks specifically with United Kingdom QCC exports to countries within the European Union, and future trade, tariff, and regulatory changes.  As of September 29, 2019, approximately 30% of our total international restaurants are in countries within the European Union.

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

The following table presents the actual average block price for cheese by quarter through the third quarter of 2019 and the projected average block price for cheese by quarter through 2019 (based on the October 31, 2019 Chicago Mercantile Exchange cheese futures market prices):

	2019		2018
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.490		$1.522
Quarter 2	1.696		1.607
Quarter 3	1.898		1.592
Quarter 4	2.078		1.487
Full Year	$1.791	*	$1.552

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

Remediation efforts to address material weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2018, the Company began implementing a remediation plan to address the material weaknesses mentioned above. This includes engagement of technical accounting expertise when evaluating Variable Interest Entity (“VIE”) and complex consolidation matters. Management will also continue to enhance the internal controls required under Section 404 of Sarbanes-Oxley for PJMF. The results of PJMF were consolidated for the three and nine months ended September 29, 2019 with the related 2018 results restated. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. However, we believe that our remediation efforts to establish processes and controls surrounding the application of GAAP to VIEs and complex consolidation matters as well as the control enhancements we are implementing for PJMF are significant improvements to our processes and controls which address the material weaknesses.

Changes in internal control over financial reporting

Other than with respect to the remediation efforts described above and implementation of new controls related to the adoption of the new leasing standard effective at the beginning of fiscal 2019, there have been no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the fiscal year ended December 29, 2019.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended September 29, 2019, the Company acquired approximately 5,037 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6. Exhibits

Exhibit
Number	Description

4.1

Amendment No. 3 to Rights Agreement dated as of October 23, 2019, by and between Papa John’s International, Inc. and Computershare Trust Company, N.A., as rights agent. Exhibit 4.1 to our report on Form 8-K as filed on October 24, 2019 is incorporated herein by reference.

10.1

Employment Agreement between Papa John’s International, Inc. and Robert Lynch effective August 26, 2019. Exhibit 10.1 to our report on Form 8-K as filed on August 28, 2019 is incorporated herein by reference.

10.2

Independent Contractor Agreement between Papa John’s International, Inc. and Steve M. Ritchie effective September 6, 2019. Exhibit 10.1 to our report on Form 8-K as filed on September 6, 2019 is incorporated herein by reference.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 29, 2019, filed on November 6, 2019, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 6, 2019	/s/ Joseph H. Smith, IV
Joseph H. Smith, IV
Senior Vice President, Chief Financial Officer