Form 10-K
period 2019-12-29
PAPA JOHNS INTERNATIONAL INC
filed 2020-02-26
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                            to

Commission File Number: 0-21660

PAPA JOHN’S INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1203323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2002 Papa John’s Boulevard
Louisville, Kentucky	40299-2367
(Address of principal executive offices)	(Zip Code)

(502) 261-7272

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	Trading Symbol(s)	(Name of each exchange on which registered)
Common Stock, $0.01 par value	PZZA	The NASDAQ Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2019, was $1,402,556,490.

As of February 19, 2020, there were 32,278,582 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2020 are incorporated by reference into Part III of this annual report where indicated.

PART I

Item 1.  Business

General

Papa John’s International, Inc., a Delaware corporation (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”), operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s”.  Papa John’s began operations in 1984.  At December 29, 2019, there were 5,395 Papa John’s restaurants in operation, consisting of 598 Company-owned and 4,797 franchised restaurants operating in 49 countries and territories. Our Company-owned restaurants include 192 restaurants operated under four joint venture arrangements.

Papa John’s has defined four reportable segments: domestic Company-owned restaurants, North America commissaries (Quality Control Centers), North America franchising and international operations. North America is defined as the United States and Canada. Domestic is defined as the contiguous United States. International franchisees are defined as all franchise operations outside of the United States and Canada. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 25” of “Notes to Consolidated Financial Statements” for financial information about our segments.

Strategy

We are committed to delivering on our brand promise “BETTER INGREDIENTS. BETTER PIZZA.” and creating a focused plan designed to drive long-term, profitable growth with five priorities, as follows:

Building a culture of leaders who believe in inclusivity, diversity and winning.  Papa John’s purpose is to bring people together with better pizza.  For this reason, we are committed to investing in our most important ingredient, our people, and creating a diverse, equitable and inclusive culture where everyone belongs.  We are dedicated to development and training and creating the best environment for our workforce to help us attract and retain talent in a highly competitive environment. We will focus on creating an environment in our restaurants that will inspire our restaurant team members to deliver superior service to our customers. We believe that increasing diversity in our workforce will also help us drive innovation that reflects and resonates with the increasing diversity of our customers domestically and globally.

Improving unit-level profitability and viability of our operations and franchisees.  We believe Papa John’s has an opportunity to improve unit-level profitability for the benefit of our franchisees and our Company-owned restaurants, and ultimately the Company’s long-term outlook.  In addition to a plan for continued growth in comparable sales, we have begun taking steps that we believe can reduce costs and complexity in Papa John’s restaurants to make them more profitable, while maintaining the quality of our products and customer service.  We expect these actions to contribute to the profitability of our Company-owned restaurants and the health of our franchise system.

Establishing our pizza as a high-quality pizza in the marketplace via commercial platforms. Papa John’s continues to pursue a differentiated product and marketing strategy, based on our “BETTER INGREDIENTS. BETTER PIZZA.” positioning.  Our menu and marketing strategy focuses on the quality of our ingredients and increased product innovation.  Domestic Papa John’s restaurants offer high-quality pizza along with side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. Papa John’s original crust pizza is prepared using fresh dough (never frozen) with six simple ingredients.  Papa John’s pizzas are made from real cheese made from mozzarella; fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices; and a choice of high-quality meat and vegetable toppings.

Our promotional campaigns also include limited-time pizzas offerings, including specialty crusts and other product innovations. Recently we innovated our original crust for the first time ever with the launch of Garlic Parmesan Crust and in February 2020, we launched  “Papadias,” a flatbread-style sandwich made from our original fresh dough filled with cheese and a choice of high-quality meats and vegetables.

We also test new product offerings both domestically and internationally. The new products can become a part of the permanent menu if they meet certain internally established guidelines.

Our branding efforts seek to showcase our quality ingredients and high-quality products, delivering product innovations and communicating effectively through our marketing campaigns.  We evaluate marketing investments with respect to their ability to activate and accelerate positive consumer sentiment, using campaigns that spotlight the Company’s differentiated focus on quality ingredients.  We believe that our trademark “BETTER INGREDIENTS. BETTER PIZZA.” is important to our effort to differentiate our pizza in the marketplace.

Leveraging our technology infrastructure to position our business operations for success. We use technology to deliver a better customer experience, focusing on key strategies that offer benefits to the customer as well as improve operational efficiencies and inform our decision-making.

Our technology initiatives build on our past milestones, which include the introduction of digital ordering across all our U.S. delivery restaurants in 2001 and the launch of a domestic digital rewards program in 2010.  In 2019, over 60% of domestic sales were placed through digital channels.  Technology investments have included enhanced digital ordering and expanded mobile app capabilities.  As we continue to enhance our digital capabilities, we have focused on technology investments that allow us to use data to target marketing programs to individual customers as well as customer segments.  As an example, in 2019, we signed a delivery partnership with Uber Eats.  This partnership, along with our existing agreements with DoorDash and Postmates, means we work with three of the top four food delivery aggregators in the United States, a strategy that differentiates us from our top national competitors.  Internationally, many of our franchisees work with leading food delivery aggregators in their markets.

Expanding our footprint both domestically and internationally. We are committed to expanding our footprint, both domestically and internationally. Our growth is dependent on maintaining a strong franchise system and focusing on unit economics. We focus on attracting experienced operators, supporting them to expand and grow their business while monitoring their compliance with our high standards. We seek to attract and retain franchisees with experience in restaurant or retail operations and with the financial resources and management capability to open single or multiple locations. While each Papa John’s franchisee manages and operates its own restaurants and business, we devote significant resources to providing franchisees with assistance in restaurant operations, quality assurance, technology, training, marketing, site selection and restaurant design.

Our strategy for global franchise unit growth focuses on the ability of our franchisees to operate their restaurants profitably. Our growth strategy varies based on the maturity and penetration of the market and other factors in specific domestic and international markets, with overall unit growth expected to come increasingly from international markets.  Our continued focus on our international supply chain strategy will allow us to better cater to local tastes and become more efficient, supporting the strong franchise interest we experience internationally.

Recent Business Matters

In 2019, the Company continued to focus on a strategic turnaround effort that includes the specific actions described below.

Starboard Investment.  Beginning in the third quarter of 2018, the Company began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by certain funds affiliated with, or managed by, Starboard Value LP (“Starboard”). On February 3, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Starboard pursuant to which Starboard made a $200 million strategic investment in the Company’s newly designated Series B Convertible Preferred Stock (“Series B Preferred Stock”).  In addition, on March 28, 2019, Starboard made an additional $50 million investment in the Series B Preferred Stock pursuant to an option that was included in the Securities Purchase Agreement.  See “Note 8” of “Notes to Consolidated Financial Statements” for more information related to the Series B Preferred Stock and related transaction costs.  The Company also issued $2.5 million of Series B Preferred Stock on the same terms as Starboard to certain franchisees of the Company.  In connection with Starboard’s investment, Starboard was granted certain corporate governance rights, including the right to appoint two new independent directors, including Jeffrey C. Smith, Chief Executive Officer of Starboard, who was appointed Chairman of the Board.

Franchisee Assistance and Marketing Investment.  Beginning in the third quarter of 2018, the Company began providing various forms of increased support and financial assistance to the North America franchise system in response to declining North America sales.  In July 2019, the Company announced a new program, developed with the support of the Company’s elected Franchise Advisory Council, to make investments in marketing and brand initiatives as well as to provide scheduled financial assistance for traditional North America franchisees beginning in the third quarter of 2019 and expected to continue through the third quarter of 2020. Under the program, the Company is making marketing investments to support the long-term strength of the brand. The Company has also extended financial assistance to its traditional North America franchisees in the form of lower royalties, royalty-based service incentives, and targeted relief through 2020, thus providing franchisees with certainty on the schedule of remaining royalty relief.  The Company incurred significant costs (defined as “Special charges”) of approximately $36.8 million associated with this program in the last six months of 2019 and expects to incur $25 million to $30 million of Special charges associated with this program in 2020. For more details, see the Special charges detailed in “Items Impacting Comparability; Non-GAAP Measures” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

New Management and Management Restructuring. In August 2019, the Company appointed Robert Lynch as the Company’s new President and Chief Executive Officer. On November 6, 2019, the Company also announced an executive management restructure, reducing the size of the senior management team with additions to the team as well as promotions and expanded roles for key leaders.  The updated management structure is intended to align with the Company’s strategic focus described above. See “Information about our Executive Officers” below for additional details on current executive officers of the Company.

Positive Comparable Sales. As the Company continues to focus on its previously discussed strategic priorities, the Company has experienced recent improvement in North America restaurant comparable sales trends, with positive North America comparable sales for the last two fiscal quarters of 2019.  Prior to the third quarter of 2019, North America comparable sales had been negative since the fourth quarter of 2017.

Restaurant Sales and Investment Costs

We are committed to maintaining sound restaurant unit economics. In 2019, the 609 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average annual unit sales of $1.05 million.  Our North American franchise restaurants, which included 2,360 restaurants in the full year’s comparable base for 2019, generated average annual unit sales of $840,000. Average annual unit sales for North American franchise restaurants are lower than those of Company-owned restaurants, because a higher percentage of Company-owned restaurants are located in more heavily penetrated markets.

With only a few exceptions, domestic restaurants do not offer dine-in service, which reduces our restaurant capital investment. The average cash investment for the three domestic traditional Company-owned restaurants opened during 2019, exclusive of land, was approximately $322,000 per unit, compared to the $345,000 investment for the six domestic traditional units opened in 2018, excluding tenant allowances that we received.

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

As of December 29, 2019, all of our international restaurants are franchised. Generally, our international Papa John’s restaurants are slightly smaller than our domestic restaurants and average between 900 and 1,400 square feet; however, in order to meet certain local customer preferences, some international restaurants have been opened in larger spaces to accommodate both dine-in and restaurant-based delivery service, ranging from 35 to 140 seats.

Development

At December 29, 2019, there were 5,395 Papa John’s restaurants operating in 49 countries and territories, as follows:

	Domestic Company-owned	Franchised North America	Total North America	International	System-wide

Beginning - December 30, 2018	645	2,692	3,337	1,966	5,303
Opened	3	76	79	233	312
Closed	(5)	(123)	(128)	(92)	(220)
Acquired	1	46	47	-	47
Sold	(46)	(1)	(47)	-	(47)
Ending - December 29, 2019	598	2,690	3,288	2,107	5,395

Although most of our domestic Company-owned markets are well-penetrated, our Company-owned growth strategy is to continue to open domestic restaurants in existing markets as appropriate, thereby increasing consumer awareness and enabling us to take advantage of operational and marketing scale efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants in a particular market results in increased average restaurant sales in that market over time. We have co-developed domestic markets with some franchisees or divided markets among franchisees and will continue to use market co-development in the future, where appropriate.

Of the total 3,288 North American restaurants open as of December 29, 2019, 598 units, or approximately 18%, were Company-owned (including 192 restaurants owned in joint venture arrangements with franchisees in which the Company has a majority ownership position and control). Operating Company-owned restaurants allows us to improve operations, training, marketing and quality standards for the benefit of the entire system.  From time to time, we evaluate the purchase or sale of units or markets, which could change the percentage of Company-owned units.  During 2019, we sold 46 restaurants located primarily in Georgia and Florida, in each case to existing franchise groups.

All of the 2,107 international restaurants are franchised.

QC Center System and Supply Chain Management

All ingredients and toppings can be purchased by our Company-owned and domestic franchised restaurants from our North American Quality Control Center (“QC Center”) system, which delivers to individual restaurants twice weekly. To ensure consistent food quality, each domestic franchisee is required to purchase dough and pizza sauce from our QC Centers and to purchase all other supplies from our QC Centers or other approved suppliers. Internationally, the menu may be more diverse than in our domestic operations to meet local tastes and customs. Most QC Centers outside the U.S. are operated by franchisees pursuant to license agreements or by other third parties. The Company currently operates only one international QC Center, which is in the United Kingdom (“UK”).  We provide significant assistance to licensed QC Centers in sourcing approved quality suppliers. All QC Centers are required to meet food safety and quality standards and to be in compliance with all applicable laws.

We design our operating and distribution systems, restaurant layout and designated delivery areas to ensure the quality of our food and customer service as well as efficiency of restaurant operating costs, which contributes to strong unit economics. Our QC Center system takes advantage of volume purchasing of food and supplies. The QC Center system also provides consistency and efficiencies of scale in fresh dough production. This eliminates the need for each restaurant to order food from multiple vendors and commit substantial labor and other resources to dough preparation.

Our North American QC Center system currently comprises 11 full-service regional production and distribution centers in the U.S. which supply pizza sauce, dough, food products, paper products, smallwares and cleaning supplies twice weekly to each traditional restaurant served. We also have one QC Center in Canada, which produces and distributes fresh dough.  This system enables us to monitor and control product quality and consistency while lowering food and other costs. We evaluate the QC Center system capacity in relation to existing restaurants’ volumes and planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant.

We set quality standards for all products used in Papa John’s restaurants and designate approved outside suppliers of food and paper products that meet our quality standards.  To ensure product quality and consistency, all domestic Papa John’s restaurants are required to purchase pizza sauce and dough from QC Centers. Franchisees may purchase other goods directly from our QC Centers or other approved suppliers. National purchasing agreements with most of our suppliers generally result in volume discounts that benefit Papa John’s restaurants. Within our North American QC Center system, products are primarily distributed to restaurants by leased refrigerated trucks operated by us.

Marketing Programs

Our branding efforts seek to showcase our quality ingredients and high-quality product, delivering product innovation and communicating it effectively through our marketing campaigns.  We evaluate marketing investments with respect to their ability to activate and accelerate positive consumer sentiment, utilizing campaigns that spotlight the Company’s differentiated focus on quality ingredients.  We believe that our trademark “BETTER INGREDIENTS. BETTER PIZZA.” is important to our effort to differentiate our pizza in the marketplace.

Our domestic marketing strategy consists of both national and local components. Our national strategy includes national advertising via television, print, direct mail, digital, mobile marketing and social media channels. Our digital marketing activities have increased significantly over the past several years in response to increasing customer use of online and mobile technology. Local advertising programs include television, radio, print, direct mail, store-to-door flyers, digital, mobile marketing and local social media channels.

In international markets, our marketing focuses on reaching customers who live or work within a small radius of a Papa John’s restaurant. Our international markets use a combination of advertising strategies, including television, radio, print, digital, mobile marketing and local social media depending on the size of the local market.

Our local restaurant-level marketing programs target potential customers within the delivery area of each restaurant through the use of local television, radio, print materials, targeted direct mail, store-to-door flyers, digital display advertising, email marketing, text messages and local social media. Local marketing efforts also include a variety of community-oriented activities within schools, sports venues and other organizations supported with some of the same advertising vehicles mentioned above.  We also work with delivery aggregators to reach other customers.

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

The restaurant-level and Co-op marketing efforts are supported by media, print, digital and electronic advertising materials that are produced by Papa John’s Marketing Fund, Inc. (“PJMF”). PJMF is a consolidated nonstock corporation designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. PJMF produces and buys air time for Papa John’s national television commercials and advertises the Company’s products through digital media including banner advertising, paid search-engine advertising, mobile marketing, social media advertising and marketing, text messaging, and email.  PJMF also engages in other brand-building activities, such as consumer research and public relations activities. Domestic Company-owned and franchised

Papa John’s restaurants are required to contribute a certain minimum percentage of sales to PJMF.  The contribution rate to PJMF can be set at up to 3% of sales, if approved by the governing board of PJMF, and beyond that level if approved by a supermajority of domestic restaurants. The domestic franchise system approved a new contribution rate of 4.75% effective at the beginning of 2019 and an additional 0.25% to 5.0% effective January 1, 2020.

Our proprietary domestic digital ordering platform allows customers to order online, including “plan ahead ordering,” Apple TV ordering and Spanish-language ordering capability.  Digital payment platforms include VISA Checkout, PayPal, and Venmo PayShare.  We provide enhanced mobile ordering for our customers, including Papa John’s iPhone® and Android® applications. We receive a percentage-based fee from North American franchisees for online sales, in addition to royalties, to defray development and operating costs associated with our digital ordering platform.  We believe continued innovation and investment in the design and functionality of our online and mobile platforms is critical to the success of our brand. Our Papa Rewards® program, which was enhanced in 2018, is a customer loyalty program designed to increase loyalty and frequency of ordering. We offer this program domestically, in the UK, and in several other international markets.

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

In international markets, our marketing focuses on customers who live or work within a small radius of a Papa John’s restaurant. Certain markets can effectively use television and radio as part of their marketing strategies. The majority of the marketing efforts include using digital marketing such as a display, search engine marketing, social media, mobile marketing, email and text messaging, and to a lesser extent, print material such as flyers, newspaper inserts, in-store marketing materials. Local marketing efforts, such as sponsoring or participating in community events, sporting events and school programs, are also used to build customer awareness.

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

Training and Education. We believe training is very important to delivering consistent operational execution, and we create tools and materials for the operational training and development of both corporate and franchise team members.  Operations personnel complete our management training program and ongoing development programs, including multi-unit training, in which instruction is given on all aspects of our systems and operations.  In 2019, we created a tuition reimbursement program that provides another opportunity for our team members to advance their careers.

North America Point-of-Sale Technology. Our proprietary point-of-sale technology, “FOCUS”, is in place in all North America traditional Papa John’s restaurants. We believe this technology facilitates fast and accurate order-taking and pricing, and allows the restaurant manager to better monitor and control food and labor costs, including food inventory management and order placement from QC Centers. The system allows us to obtain restaurant operating information, providing us with timely access to sales and customer information. The FOCUS system is also integrated with our digital ordering solutions in all North America traditional Papa John’s restaurants.

Franchise Program

We continue to attract qualified and experienced franchisees, whom we consider to be a vital part of our system’s continued growth.  We believe our relationship with our franchisees is fundamental to the performance of our brand and we strive to maintain a collaborative relationship with our franchisees.  As of December 29, 2019, there were 4,797 franchised Papa John’s restaurants operating in 49 countries and territories worldwide.  During 2019, our franchisees opened an additional 309 (76 North America and 233 internationally) restaurants, which includes the opening of Papa John’s restaurants in two new countries: Pakistan and Portugal.  As of December 29, 2019, we have development agreements with our franchisees for approximately 85 additional North America restaurants, the majority of which are committed to open over the next two years, and agreements for approximately 1,000 additional international franchised restaurants, the majority of which are scheduled to open over the next six years. There can be no assurance that all of these restaurants will be opened or that the development schedules set forth in the development agreements will be achieved.

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

North America Development and Franchise Agreements. We enter into development agreements with our franchisees in North America for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Our standard domestic development agreement includes a fee of $25,000 before consideration of any of the various incentives we offer. The franchise agreement is generally executed once a franchisee secures a location. Our current standard franchise agreement requires the franchisee to pay a royalty fee of 5% of sales, and the majority of our existing franchised restaurants have a 5% contractual royalty rate in effect. Incentives offered from time to time, including new store incentives, will reduce the actual royalty rate paid. As previously described, we provided financial assistance for traditional North America franchisees in 2018 and 2019 in the form of lower royalties, royalty-based service incentives, targeted relief as well as additional contributions to PJMF.

Over the past several years, we have offered various development incentive programs for domestic franchisees to accelerate unit openings. Such incentives included the following for 2019 traditional openings: (1) waiver of the standard one-time $25,000 franchise fee if the unit opens on time in accordance with the agreed-upon development schedule, or a reduced fee of $5,000 if the unit opens late; (2) the waiver of some or all of the 5% royalty fee for a period of time; (3) a credit for new store equipment; and (4) a credit to be applied toward a future food purchase, under certain circumstances. We believe development incentive programs have accelerated unit openings.

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

Non-traditional Restaurant Development. We have 284 non-traditional domestic restaurants at December 29, 2019. Non-traditional restaurants generally cover venues or areas not originally targeted for traditional unit development, and our franchised non-traditional restaurants have terms differing from the standard agreements.

Franchisee Loans. Selected domestic and international franchisees have borrowed funds from us, principally for the purchase of restaurants from us or other franchisees or, in certain international markets, for construction and development of new restaurants. Loans made to franchisees can bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchise owners. At December 29, 2019, net loans outstanding totaled $40.8 million. See “Note 16” of “Notes to Consolidated Financial Statements” for additional information.

Domestic Franchise Training and Support. Our domestic field support structure consists of franchise business partners who are responsible for maintaining open communication with the franchise community, relaying operating and marketing information and new initiatives between franchisees and us.

Every franchisee is required to have a principal operator approved by us who completes our required training program. Principal operators for traditional restaurants are required to devote their full business time and efforts to the operation of the franchisee’s traditional restaurants. Each franchised restaurant manager is also required to complete our Company-certified management operations training program and we monitor ongoing compliance with training. Multi-unit franchisees are encouraged to appoint training store general managers or hire a full-time training coordinator certified to deliver Company-approved operational training programs.

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

We currently communicate with, and receive input from, our franchisees in several forms, including through the various councils, annual operations conferences, system communications, national conference calls, various regional meetings conducted with franchisees throughout the year and ongoing communications from franchise business partners and international business directors in the field. We also have periodic webcasts to discuss current operational, marketing and other issues affecting the domestic franchisees’ business. We are committed to communicating with our franchisees and receiving input from them.

Industry and Competition

The United States Quick Service Restaurant pizza (“QSR Pizza”) industry is mature and highly competitive with respect to price, service, location, food quality, customer loyalty programs and product innovation. The QSR Pizza category is largely fragmented and competitors include international, national and regional chains, as well as a large number of local independent pizza operators, any of which can utilize a growing number of food delivery services.  Some of our competitors have been in existence for substantially longer periods than Papa John’s, have substantially greater resources than Papa John’s and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where we compete. Competition from delivery aggregators and other food delivery concepts continues to increase both domestically and internationally.

With respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts. There is also active competition for management personnel, drivers and hourly team members, and attractive commercial real estate sites suitable for Papa John’s restaurants.

Government Regulation

We, along with our franchisees, are subject to various federal, state, local and international laws affecting the operation of our respective businesses, including laws and regulations related to the preparation and sale of food, including food safety and menu labeling. Each Papa John’s restaurant is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Our QC Centers are licensed and subject to regulation by state and local health and fire codes, and the operation of our trucks is subject to federal and state transportation regulations. We are also subject to federal and state environmental regulations. In addition, our domestic operations are subject to various federal and state laws governing such matters as minimum wage requirements, benefits, taxation, working conditions, citizenship requirements, and overtime.

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

Privacy and Data Protection

We are subject to privacy and data protection laws and regulations globally. The legal and regulatory landscape for privacy and data protection continues to evolve, and there has been an increase in attention given to privacy and data protection issues with the potential to impact our business. This includes recently-enacted laws and regulations in the U.S. and in other countries which require notification to individuals and government authorities of breaches involving certain categories of personal information. Any changes in privacy and data protection laws or regulations could also adversely impact the way we use e-mail, text messages and other marketing techniques and could require changes in our marketing strategies. We have a privacy policy posted on our website at www.papajohns.com. The security of our financial data, customer information and other personal information is a priority for us.

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

Employees

As of December 29, 2019, we employed approximately 16,500 persons, of whom approximately 13,900 were restaurant team members, approximately 700 were restaurant management personnel, approximately 700 were corporate personnel and approximately 1,200 were QC Center and Preferred Marketing Solutions personnel. Most restaurant team members work part-time and are paid on an hourly basis. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

Additional Information

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

We have experienced negative publicity and consumer sentiment beginning in late 2017 which has had and may continue to have a negative impact on our business, and may have a long-term effect on our relationships with our customers, partners and franchisees.

The Company was the subject of significant negative media reports and negative consumer sentiment as a result of certain statements made by the Company’s founder and former spokesperson, John H. Schnatter.  The resultant negative consumer sentiment continued into 2019.

The Company experienced a decline in sales and operating profits in the first half of 2019.  While the sales decline ended in the second half of 2019, we may experience flat sales growth or another decline if the negative consumer sentiment toward the Company continues or worsens.  If the Company experiences further controversy or reputational harm, from the actions or statements of Mr. Schnatter or otherwise, it may take longer for our sales and consumer perception of our brand to improve.

We have incurred and continue to  incur costs related to addressing and remediating the impact of negative consumer sentiments surrounding our brand, which has impacted and may continue to adversely affect our financial performance.

In connection with its efforts to remediate and improve consumer perception of the Company’s brand, the Company has incurred and expects to continue to incur significant non-recurring costs, including costs related to branding initiatives, marketing and advertising expenses, franchise assistance and increased professional fees. For example, in July 2019, the Company announced a new program, developed with the support of the Company’s elected Franchise Advisory Council, to make investments in marketing and brand initiatives as well as provide scheduled financial assistance for traditional North America franchisees beginning in the third quarter of 2019 and continuing through 2020. Under the program, the Company is making marketing investments to support the long-term strength of the brand. The Company also extended financial assistance to its traditional North America franchisees in the form of lower royalties, royalty-based service incentives, and targeted relief. The Company incurred significant costs (defined as “Special charges”) of approximately $36.8 million associated with this program in the last six months of 2019 and expects to incur $25 million to $30 million of Special charges associated with this program in 2020. These costs and any additional costs we may incur to support these initiatives are expected to adversely affect our profitability and financial performance. There is no guarantee that our actions will be effective in attracting customers back to our restaurants and improving sales trends.

Our business and reputation have been negatively affected by the negative publicity resulting from Mr. Schnatter’s statements.  If we are unable to rebuild the trust of our customers, franchisees, business partners and suppliers, and if further negative publicity continues, we could experience a substantial negative impact on our business. We have experienced claims and litigation as a consequence of these matters, including a shareholder class action in connection with a decline in our stock price and litigation with Mr. Schnatter. Related legal expenses of defending these claims have negatively impacted our operating results.  Continuing higher legal fees, potential new claims, liabilities from existing cases and continuing negative publicity could continue to have a negative impact on operating results.

Our Board of Directors has adopted a limited duration stockholder rights agreement, which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors.

On April 30, 2019, the Company’s stockholders ratified the adoption by the Board of Directors of the Rights Agreement, dated as of July 22, 2018, as amended on February 3, 2019, March 6, 2019, and October 23, 2019 (as amended, the “Rights Agreement”). The original Rights Agreement adopted by the Board of Directors on July 22, 2018 had an expiration date of July 22, 2019 and a beneficial ownership trigger threshold of 15%. On February 3, 2019, in connection with the sale and issuance of the Series B Preferred Stock to Starboard described above, the original Rights Agreement was amended to exempt Starboard from being considered an “Acquiring Person” under the Rights Agreement solely as a result of its beneficial ownership of (i) shares of common stock beneficially owned by Starboard prior to the sale and issuance of the Series B Preferred Stock, (ii) shares of Series B Preferred Stock issued or issuable to Starboard under the terms of the Securities Purchase Agreement, and (iii) shares of the common stock (or in certain circumstances certain series of preferred stock) issuable upon conversion of the Series B Preferred Stock (or certain series of preferred stock issuable on conversion thereof) pursuant to the terms of the Certificate of Designation of Series B Preferred Stock.  On March 6, 2019, the Rights Agreement was further amended to extend the term of the Rights Agreement to March 6, 2022, increase the beneficial ownership trigger threshold at which a person becomes an acquiring person from 15% to 20%, except for a “grandfathered person” provision, and make certain other changes.  The Rights Agreement was further amended on October 23, 2019 to eliminate the “grandfathered person” provision as there are no stockholders that currently beneficially own 20% or more of the Company’s common stock.

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

In addition to competition with our larger competitors, we face competition from new competitors such as fast casual pizza concepts. We also face competitive pressures from an array of food delivery concepts and aggregators delivering for quick service or dine in restaurants, using new delivery technologies, some of which may have more effective marketing. The emergence or growth of new competitors, in the pizza category or in the food service industry generally, may make it difficult for us to maintain or increase our market share and could negatively impact our sales and our system-wide restaurant operations.   We also face increasing competition from other home delivery services and grocery stores that offer an increasing variety of prepped or prepared meals in response to consumer demand. As a result, our sales can be directly and negatively impacted by actions of our competitors, the emergence or growth of new competitors, consumer sentiment or other factors outside our control.

One of our competitive strengths is our “BETTER INGREDIENTS. BETTER PIZZA.” brand promise. This means we may use ingredients that cost more than the ingredients some of our competitors may use. Because of our investment in higher-quality ingredients, we could have lower profit margins than some of our competitors if we are not able to establish a quality differentiator that resonates with consumers. Our sales may be particularly impacted as competitors increasingly emphasize lower-cost menu options.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Changes in consumer preferences and trends (for example, changes in consumer perceptions of certain ingredients that could cause consumers to avoid pizza or some of its ingredients in favor of foods that are or are perceived as healthier, lower-calorie, or lower in carbohydrates or otherwise based on their ingredients or nutritional content).  Preferences for a dining experience such as fast casual pizza concepts, could also adversely affect our restaurant business and reduce the effectiveness of our marketing and technology initiatives. Also, our success depends to a significant extent on numerous factors affecting consumer confidence and discretionary consumer income and spending, such as general economic conditions, customer sentiment and the level of employment. Any factors that could cause consumers to spend less on food or shift to lower-priced products could reduce sales or inhibit our ability to maintain or increase pricing, which could adversely affect our operating results.

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

The success of our business depends on the effectiveness of our marketing and promotional plans. We may not be able to effectively execute our national or local marketing plans, particularly if lower sales continue to result in reduced levels of marketing funds.  Additionally, the launch of our enhanced rewards program to help increase sales may not meet our expectations and could lower profitability. If these efforts are not effective in increasing sales, we may be required to expend additional funds to effectively improve consumer sentiment and sales, and we may also be required to engage in additional activities to retain customers or attract new customers to the brand. Such marketing expenses and promotional activities, which could include discounting our products, could adversely impact our results.

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

Our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected. Also, if sales trends worsen for franchisees, especially in emerging markets and/or high cost markets, their financial results may deteriorate, which could result in, among other things, higher levels of required financial support from us, higher numbers of restaurant closures, reduced numbers of restaurant openings, delayed or reduced payments to us, or increased franchisee assistance, which reduces our revenues.

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

Pursuant to the Securities Purchase Agreement, the Company sold 250,000 shares of our newly designated Series B Preferred Stock to Starboard in 2019.

As of December 29, 2019, the shares held by Starboard represent approximately 14% of our outstanding common stock on an as-converted basis.  The Series B Preferred Stock is convertible at the option of the holders at any time into shares of common stock based on the conversion rate determined by dividing $1,000, the stated value of the Series B Preferred Stock, by $50.06.

Because holders of our Series B Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series B Preferred Stock to Starboard effectively reduces the relative voting power of the holders of our common stock.

In addition, the conversion of the Series B Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock. Furthermore, any sales in the public market of the common stock issuable upon conversion of the Series B Preferred Stock could adversely affect prevailing market prices of our common stock. Pursuant to a customary registration rights agreement with Starboard, we have registered for resale under the Securities Act of 1933 the shares of Series B Preferred Stock and any shares of common stock issued upon conversion of the Series B Preferred Stock. This registration may facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by Starboard of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Our Series B Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of, our common stockholders, which could adversely affect our liquidity and financial condition, result in the interests of holders of our Series B Preferred Stock differing from those of our common stockholders and delay or prevent an attempt to take over the Company.

Starboard and the other holders of our Series B Preferred Stock have a liquidation preference entitling them to be paid, before any payment may be made to holders of our common stock in connection with a liquidation event, an amount per share of Series B Preferred Stock equal to the greater of (i) the stated value thereof plus accrued and unpaid dividends and (ii) the amount that would have been received had such share of Series B Preferred Stock been converted into common stock immediately prior to such liquidation event.

Holders of Series B Preferred Stock are entitled to a preferential cumulative dividend at the rate of 3.6% per annum, payable quarterly in arrears. On the third anniversary of the date of issuance, each holder of Series B Preferred Stock will have the right to increase the dividend on the shares of Series B Preferred Stock held by such holder to 5.6%, and on the fifth anniversary of the date of issuance, each holder will have the right to increase the dividend on the shares of Series B Preferred Stock held by such holder to 7.6% (in each case subject to the Company’s right to redeem some or all of such shares of Series B Preferred Stock for cash).

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

The transaction documents entered into in connection with the sale of the Series B Preferred Stock to Starboard grant to Starboard consent rights with respect to certain actions by us, including:

●	amending our organizational documents in a manner that would have an adverse effect on the Series B Preferred Stock;
●	issuing securities that are senior to, or equal in priority with, the Series B Preferred Stock; and
●	increasing the maximum number of directors on our Board to more than eleven persons or twelve persons, subject to the terms of the Governance Agreement (the “Governance Agreement”) entered into in connection with the Securities Purchase Agreement.

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

It is possible that we would not have sufficient funds to make any required repurchase of Series B Preferred Stock. Moreover, we may not be able to arrange financing to pay the repurchase price.

Changes in privacy or data protection laws could adversely affect our ability to market our products effectively.

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

Our growth strategy depends on our and our franchisees’ ability to open new restaurants and to operate them on a profitable basis. We expect substantially all of our international unit growth and much of our domestic unit growth to be franchised units. Accordingly, our profitability increasingly depends upon royalty revenues from franchisees. If our franchisees are not able to operate their businesses successfully under our franchised business model, our results could suffer. Additionally, we may fail to attract new qualified franchisees or existing franchisees may close underperforming locations. Planned growth targets and the ability to operate new and existing restaurants profitably are affected by economic, regulatory and competitive conditions and consumer buying habits. A decrease in sales, such as what we experienced in 2018 and the first half of 2019, or increased commodity or operating costs, including, but not limited to, employee compensation and benefits or insurance costs, could slow the rate of new store openings or increase the number of store closings. Our business is susceptible to adverse changes in local, national and global economic conditions, which could make it difficult for us to meet our growth targets. Additionally, we or our franchisees may face challenges securing financing, finding suitable store locations at acceptable terms or securing required domestic or foreign government permits and approvals.  Declines in comparable sales, net store openings and related operating profits can impact our stock price.  If we do not continue to improve future sales and operating results and meet our related growth targets or external expectations for net restaurant openings or our other strategic objectives in the future, our stock price could decline.

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

We are exposed to fluctuations in commodities. An increase in the cost or sustained high levels of the cost of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations, particularly if we are unable to increase the selling price of our products to offset increased costs. Cheese, representing our largest food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in labor, mileage, insurance, fuel, and other costs could adversely affect the profitability of our restaurant and QC Center businesses. Many of the factors affecting costs in our system-wide restaurant operations are beyond our control, and we may not be able to adequately mitigate these costs or pass along these costs to our customers or franchisees, given the significant competitive pricing pressures we face.

Our dependence on a sole supplier or a limited number of suppliers for some ingredients could result in disruptions to our business.

Domestic restaurants purchase substantially all food and related products from our QC Centers. We are dependent on Leprino Foods Dairy Products Company (“Leprino”) as our sole supplier for cheese, one of our key ingredients. Leprino, one of the major pizza category suppliers of cheese in the United States, currently supplies all of our cheese domestically and substantially all of our cheese internationally. We also depend on a sole source for our supply of certain desserts and garlic sauce, which constitute less than 10% of our domestic Company-owned restaurant sales. While we have no other sole sources of supply for key ingredients or menu items, we do source other key ingredients from a limited number of suppliers. Alternative sources of cheese, desserts, other key ingredients or menu items may not be available on a timely basis or may not be available on terms as favorable to us as under our current arrangements.

Our Company-owned and franchised restaurants could also be harmed by supply chain interruptions including those caused by factors beyond our control or the control of our suppliers.  Prolonged disruption in the supply of products from or to our QC Centers due to weather, climate change, natural disasters, crop disease, food safety incidents, regulatory compliance, labor dispute or interruption of service by carriers could increase costs, limit the availability of ingredients critical to our restaurant operations and have a significant impact on results. In particular, adverse weather or crop disease affecting the California tomato crop could disrupt the supply of pizza sauce to our and our franchisees’ restaurants. Insolvency of key suppliers could also cause similar business interruptions and negatively impact our business.

Natural disasters, hostilities, social unrest and other catastrophic events may disrupt our operations or supply chain.

The occurrence of a natural disaster, hostilities, cyber-attack, social unrest, terrorist activity, outbreak of epidemic, pandemic or contagious disease, such as coronavirus, or other catastrophic events may result in the closure of our restaurants (Company-owned or franchised), our corporate office, any of our QC Centers or the facilities of our suppliers, and can adversely affect consumer spending, consumer confidence levels and supply availability and costs, any of which could materially adversely affect our results of operations.

For example, we are currently susceptible to risks to our operations from the outbreak of the coronavirus in China.  We currently have approximately 50 franchised stores closed in our China market due to the impact of the coronavirus.  Although the impact of these stores is not currently material to our results of operations, at this point in time, there is significant uncertainty relating to the potential effect of coronavirus on our business.  Infections may become more widespread, including to other countries where we have operations, and travel restrictions may remain or worsen, all of which could lead to lower sales, widespread store closures or delays in our supply chain, which could have a negative impact on our business and operating results.

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

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels under our retention programs. Retention limits generally range from $100,000 to $1.0 million. These insurance programs may not be adequate to protect us, and it may be difficult or impossible to obtain additional coverage or maintain current coverage at a reasonable cost. We also have experienced claims volatility and high costs for our insurance programs.  We estimate loss reserves based on historical trends, actuarial assumptions and other data available to us, but we may not be able to accurately estimate reserves. If we experience claims in excess of our projections, our business could be negatively impacted.  Our franchisees could be similarly impacted by higher claims experience, hurting both their operating results and/or limiting their ability to maintain adequate insurance coverage at a reasonable cost.

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

Our international results, which are completely franchised, depend heavily on the operating capabilities and financial strength of our franchisees. Any changes in the ability of our franchisees to run their stores profitably in accordance with our operating procedures, or to effectively sub-franchise stores, could result in brand damage, a higher number of restaurant closures and a reduction in the number of new restaurant openings.

Sales made by our franchisees in international markets and certain loans we provide to such franchisees are denominated in their local currencies, and fluctuations in the U.S. dollar occur relative to the local currencies. Accordingly, changes in currency exchange rates will cause our revenues, investment income and operating results to fluctuate. We have not historically hedged our exposure to foreign currency fluctuations. Our international revenues and earnings may be adversely impacted as the U.S. dollar rises against foreign currencies because the local currency will translate into fewer U.S. dollars.  Additionally, the value of certain assets or loans denominated in local currencies may deteriorate. Other items denominated in U.S. dollars, including product imports or loans, may also become more expensive, putting pressure on franchisees’ cash flows.

We are subject to risks and uncertainties associated with the United Kingdom’s withdrawal from the European Union (referred to as “Brexit”), including implications for the free flow of labor and goods in the United Kingdom and the European Union and other financial, legal, tax and trade implications.

Adverse global economic conditions subject us to additional risk.

Our financial condition and results of operations are impacted by global markets and economic conditions over which neither we nor our franchisees have control. An economic downturn, including deterioration in the economic conditions in the U.S. or international markets where we compete, may result in a reduction in the demand for our products, longer payment cycles, slower adoption of new technologies and increased price competition.

Poor economic conditions may adversely affect the ability of our franchisees to pay royalties or amounts owed and could also disrupt our business and adversely affect our results.

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

In addition, the loans under our credit facility accrue interest at a per annum rate that may include, at the Company’s election, a spread over the London Interbank Offered Rate (“LIBOR”). In July 2017, the head of the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced its intention to phase out the use of LIBOR by the end of 2021. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies applied in calculating LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or "SOFR", a new index calculated by short-term repurchase agreements, backed by Treasury securities. At this time, it is not possible to definitively predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates, including SOFR. If LIBOR ceases to exist, we may need to amend the terms of our credit facility or any future credit agreements extending beyond 2021 and indexed to LIBOR to replace LIBOR with SOFR or such other standard that is established, which could have a material adverse effect on us, including on our cost of funds, access to capital markets and financial results.

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

Our success depends in part on our and our franchisees’ ability to recruit, motivate, train and retain a qualified workforce to work in our restaurants in an intensely competitive environment. Increased costs associated with recruiting, motivating and retaining qualified employees to work in Company-owned and franchised restaurants have had a negative impact on our Company-owned restaurant margins and the margins of franchised restaurants.  Competition for qualified drivers also continues to increase as more companies compete for drivers or enter the delivery space, including third party aggregators. Additionally, economic actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or our franchisees and suppliers. Social media may be used to foster negative perceptions of employment with our Company in particular or in our industry generally, and to promote strikes or boycotts.

We are also subject to federal, state and foreign laws governing such matters as minimum wage requirements, overtime compensation, benefits, working conditions, citizenship requirements and discrimination and family and medical leave and employee related litigation. Labor costs and labor-related benefits are primary components in the cost of operation of our restaurants and QC Centers.  Labor shortages, increased employee turnover and health care mandates could increase our system-wide labor costs.

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

In August 2019, the Company appointed Robert Lynch to serve as Chief Executive Officer. In addition to the Chief Executive Officer succession in 2019, we executed a reorganization of our management team in the fall of 2019.  If the new management team is not successful in executing our strategy, our operating results and prospects for future growth may be adversely impacted.  Failure to effectively identify, develop and retain other key personnel, recruit high-quality candidates and ensure smooth management and personnel transitions could also disrupt our business and adversely affect our results.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to invest in or adapt to technological developments or industry trends could harm our business.

We rely heavily on information systems, including digital ordering solutions, through which over half of our domestic sales originate. We also rely heavily on point-of-sale processing in our Company-owned and franchised restaurants for data collection and payment systems for the collection of cash, credit and debit card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends on the reliability and capacity of these technology systems. In addition, we anticipate that consumers will continue to have more options to place orders digitally, both domestically and internationally.  We plan to continue to invest in enhancing and improving the functionality and features of our information technology systems.  However, we cannot ensure that our initiatives will be beneficial to the extent, or within the timeframes, expected or that the estimated improvements will be realized as anticipated or at all.  Our failure to adequately invest in new technology, adapt to technological developments and industry trends, particularly our digital ordering capabilities, could result in a loss of customers and related market share. Notwithstanding adequate investment in new technology, our marketing and technology initiatives may not be successful in improving our comparable sales results. Additionally, we are in an environment where the technology life cycle is short and consumer technology demands are high, which requires continued reinvestment in technology which will increase the cost of doing business and will increase the risk that our technology may not be customer centric or could become obsolete, inefficient or otherwise incompatible with other systems.

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

Part of our technology infrastructure, such as our domestic point-of-sale system, is specifically designed for us and our operational systems, which could cause unexpected costs, delays or inefficiencies when infrastructure upgrades are needed or prolonged and widespread technological difficulties occur. Significant portions of our technology infrastructure, particularly in our digital ordering solutions, are provided by third parties, and the performance of these systems is largely beyond our control. Failure of our third-party systems and backup systems to adequately perform, particularly as our online sales grow, could harm our business and the satisfaction of our customers. Such third-party systems could be disrupted either through system failure or if third party vendor patents and contractual agreements do not afford us protection against similar technology. In addition, we may not have or be able to obtain adequate protection or insurance to mitigate the risks of these events or compensate for losses related to these events, which could damage our business and reputation and be expensive and difficult to remedy or repair.

We rely on third parties for certain business processes and services, and failure or inability of such third-party vendors to perform subjects us to risks, including business disruption and increased costs.

We depend on the performance of suppliers and other third parties in our business operations. Third-party business processes we utilize include information technology, gift card authorization and processing, other payment processing, benefits, and other accounting and business services.  We conduct third-party due diligence and seek to obtain contractual assurance that our vendors will maintain adequate controls, such as adequate security against data breaches.  However, the failure of our suppliers to maintain adequate controls or comply with our expectations and standards could have a material adverse effect on our business, financial condition, and operating results.

Failure to maintain the integrity of internal or customer data could result in damage to our reputation, loss of sales, and/or subject us to litigation, penalties or significant costs.

We are subject to a number of privacy and data protection laws and regulations. We collect and retain of large volumes of internal and customer data, including credit card data and other personally identifiable information of our employees and customers housed in the various information systems we use. Constantly changing information security threats, particularly persistent cyber security threats, pose risks to the security of our systems and networks, and the confidentiality, availability and integrity of our data and the availability and integrity of our critical business functions.  As techniques used in cyber-attacks evolve, we may not be able to timely detect threats or anticipate and implement adequate security measures. The integrity and protection of the customer, employee, franchisee and Company data are critical to us. Our information technology systems and databases, and those provided by our third-party vendors, including international vendors, have been and will continue to be subject to computer viruses, malware attacks, unauthorized user attempts, phishing and denial of service and other malicious cyber-attacks. The failure to prevent fraud or security breaches or to adequately invest in data security could harm our business and revenues due to the reputational damage to our brand. Such a breach could also result in litigation, regulatory actions, penalties, and other significant costs to us and have a material adverse effect on our financial results. These costs could be significant and well in excess of our cyber insurance coverage.

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

We have been subject to claims in cases containing collective and class action allegations. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss and defense costs relating to such lawsuits may not be accurately estimated. Litigation trends involving personal injury, employment law, intellectual property and the relationship between franchisors and franchisees may increase our cost of doing business. We evaluate all of the claims and proceedings involving us to assess the expected outcome, and where possible, we estimate the amount of potential losses to us. In many cases, particularly collective and class action cases, we may not be able to estimate the amount of potential losses and/or our estimates may prove to be insufficient. These assessments are made by management based on the information available at the time made and require the use of a significant amount of judgment, and actual outcomes or losses may materially differ. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact earnings. Further, we may not be able to obtain adequate insurance to protect us from these types of litigation matters or extraordinary business losses.

We may be subject to harassment or discrimination claims and legal proceedings. Our Code of Ethics and Business Conduct policies prohibit harassment and discrimination in the workplace, in sexual or in any other form.  To monitor and enforce these policies, we have ongoing programs for workplace training and compliance, and we investigate and take disciplinary action with respect to alleged violations.  Nevertheless, actions by our team members could violate those policies. Franchisees and suppliers are also required to comply with all applicable laws and govern themselves with integrity.  Any violations (or perceptions  thereof) by our franchisees or suppliers could have a negative impact on consumer perceptions of us and our business and create reputational or other harm to the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 29, 2019, there were 5,395 Papa John’s restaurants worldwide. The following tables provide the locations of our restaurants. We define “North America” as the United States and Canada and “domestic” as the contiguous United States.

North America Restaurants:

	Company	Franchised	Total
Alabama	3	77	80
Alaska	—	11	11
Arizona	—	69	69
Arkansas	—	26	26
California	—	184	184
Colorado	—	46	46
Connecticut	—	5	5
Delaware	—	17	17
District of Columbia	—	11	11
Florida	39	246	285
Georgia	82	91	173
Hawaii	—	14	14
Idaho	—	14	14
Illinois	8	75	83
Indiana	43	92	135
Iowa	—	24	24
Kansas	15	19	34
Kentucky	44	67	111
Louisiana	—	59	59
Maine	—	3	3
Maryland	60	42	102
Massachusetts	—	8	8
Michigan	—	36	36
Minnesota	—	35	35
Mississippi	—	30	30
Missouri	42	29	71
Montana	—	9	9
Nebraska	—	13	13
Nevada	—	24	24
New Hampshire	—	2	2
New Jersey	—	52	52
New Mexico	—	16	16
New York	—	83	83
North Carolina	100	81	181
North Dakota	—	9	9
Ohio	—	161	161
Oklahoma	—	36	36
Oregon	—	13	13
Pennsylvania	—	79	79
Rhode Island	—	4	4
South Carolina	8	71	79
South Dakota	—	13	13
Tennessee	34	81	115
Texas	94	216	310
Utah	—	32	32
Virginia	26	120	146
Washington	—	43	43
West Virginia	—	22	22
Wisconsin	—	25	25
Wyoming	—	9	9
Total U.S. Papa John’s Restaurants	598	2,544	3,142
Canada	—	146	146
Total North America Papa John’s Restaurants	598	2,690	3,288

International Restaurants:

Franchised
Azerbaijan	9
Bahamas	3
Bahrain	19
Belarus	21
Bolivia	5
Cayman Islands	2
Chile	105
China	210
Colombia	50
Costa Rica	29
Cyprus	8
Dominican Republic	19
Ecuador	19
Egypt	54
El Salvador	25
France	4
Guam	3
Guatemala	14
Iraq	1
Ireland	80
Israel	3
Kazakhstan	6
Korea	170
Kuwait	45
Kyrgyzstan	3
Mexico	100
Morocco	6
Netherlands	28
Nicaragua	4
Oman	8
Pakistan	5
Panama	12
Peru	45
Philippines	18
Poland	6
Portugal	1
Puerto Rico	27
Qatar	25
Russia	197
Saudi Arabia	38
Spain	67
Trinidad	9
Tunisia	9
Turkey	64
United Arab Emirates	46
United Kingdom	446
Venezuela	39
Total International Papa John’s Restaurants	2,107

Company-owned Papa John’s restaurants include restaurants owned by majority-owned subsidiaries. There were 192 such restaurants at December 29, 2019 (60 in Maryland, 94 in Texas, 26 in Virginia, and 12 in Georgia).

Most Papa John’s Company-owned restaurants are located in leased space. The initial term of most domestic restaurant leases is five years with most leases providing for one or more options to renew for at least one additional term. Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities. As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are also contingently liable for payment of approximately 122 domestic leases.

Nine of our 12 North America QC Centers are located in leased space.  Our remaining three locations are in buildings we own. Additionally, our corporate headquarters and our printing operations located in Louisville, KY are in buildings owned by us.

At December 29, 2019, we leased and subleased approximately 380 Papa John’s restaurant sites to franchisees in the United Kingdom. The initial lease terms on the franchised sites in the United Kingdom are generally 10 to 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. We own a full-service QC Center in the United Kingdom.  See “Note 4” of “Notes to Consolidated Financial Statements” for additional information.

Item 3. Legal Proceedings

The Company is involved in a number of lawsuits, claims, investigations and proceedings, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450, “Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s Consolidated Financial Statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  We also are a defendant in a securities class action lawsuit.  See “Note 22” of “Notes to Consolidated Financial Statements” for additional information.

Item 4. Mine Safety Disclosures

None.

Information about our Executive Officers

Set forth below are the current executive officers of Papa John’s:

			First Elected
Name	Age	Position	Executive Officer

Robert M. Lynch	43	President and Chief Executive Officer	2019

Joseph H. Smith IV	56	Chief Financial Officer	2018

Marvin Boakye	46	Chief People and Diversity Officer	2019

James A. Norberg	54	Chief Operating Officer	2019

Amanda Clark	40	Chief Development Officer	2020

Caroline M. Oyler	54	Chief Legal and Risk Officer	2018

Jack H. Swaysland	55	Chief Operating Officer, International	2018

C. Max Wetzel	43	Chief Commercial and Marketing Officer	2019

Steven R. Coke	41	Vice President of Investor Relations and Strategy	2020

(a) Ages are as of January 1, 2020

Robert M. Lynch was appointed as President and Chief Executive Officer in August 2019. Mr. Lynch joins Papa John’s from Arby’s Restaurant Group where he served as President since August 2017, and served as Brand President and Chief Marketing Officer from August 2013 to August 2017.  Prior to Arby’s, he served as Vice President of Marketing at Taco Bell. Mr. Lynch has more than 20 years combined experience in the QSR and consumer packaged goods industries, and also held senior roles at HJ Heinz Company and Procter & Gamble.

Joseph H. Smith was appointed to Chief Financial Officer in April 2018 after serving as the Company’s Senior Vice President, Global Sales and Development from 2016 to April 2018 and as Vice President, Global Sales and Development from 2010 to 2016. Mr. Smith served as Vice President of Corporate Finance from 2005 to 2010 and as Senior Director of Corporate Budgeting and Finance from 2000 to 2005. Prior to joining Papa John's, Mr. Smith served as Corporate Controller for United Catalysts, Inc. from 1998 to 2000. Mr. Smith began his career in public accounting in 1985 at Ernst & Young. Mr. Smith is a licensed Certified Public Accountant.  On November 6, 2019, the Company announced that Mr. Smith intends to depart the Company in March 2020.  The Company is currently searching for his successor.

Marvin Boakye was appointed Chief People and Diversity Officer in November 2019 after previously serving as Papa John’s first Chief People Officer since January 2019. Mr. Boakye joined Papa John’s after serving as Vice President of Human Resources at petroleum company Andeavor, in Texas where he also led diversity, equity and inclusion. Prior to Andeavor, he was Chief Human Resources Officer for MTS Allstream, a telecommunications company now part of Bell Canada from June 2015 to March 2017. Prior to that, Mr. Boakye held senior human resources positions for organizations across the United States, Canada and Latin America, including at Goodyear and the Pulte Group, where he also helped start their diversity and inclusion organizations, as well as at The Home Depot.

Amanda Clark was appointed as Chief Development Officer in February 2020.  Ms. Clark joins Papa John’s from Taco Bell, where she was responsible for design, consumer facing technology, merchandising, customer marketing, new concepts and company development, serving as Executive Vice President Restaurant Experience from February 2019 to February 2020, Senior Vice President North America Development from May 2017 to February 2019 and the General Manager for Taco Bell Canada from November 2015 to August 2018. Previously, Ms. Clark served in roles of increasing responsibility in Brand Marketing at Taco Bell since 2013. Prior to joining Taco Bell, Amanda worked at Procter and Gamble in various marketing roles for nearly 12 years on P&G brands including Olay, Pampers and Oral-B.

James H. Norberg was named Chief Operating Officer, North America in November 2019 after serving as Chief Restaurant Operations Officer since July 2019. Mr. Norberg, a Quick Service Restaurant (QSR) industry veteran, spent more than 30 years of his career at McDonald’s. His most recent role there was Executive Vice President and Chief Operations Officer from 2014 to 2015, where he managed operations for 14,000 U.S. restaurants. After his long tenure at McDonald’s, Norberg served as an independent strategic advisor from 2015 to 2019 to organizations in the restaurant, hospitality, entertainment and consumer goods categories. He serves as a member of the board of directors for Out & Equal Workplace Advocates, the world’s premier nonprofit organization dedicated to achieving lesbian, gay, bisexual, transgender, and queer workplace equality.

Caroline M. Oyler was appointed Chief Legal and Risk Officer in October 2018. Ms. Oyler previously served as Senior Vice President, Chief Legal Officer from May 2018 to October 2018 and Senior Vice President, General Counsel from May 2014 to May 2018. Additionally, Ms. Oyler served as Senior Vice President, Legal Affairs from November 2012 to May 2014.  She joined the Company’s legal department in 1999. She also served as interim head of Human Resources from December 2008 to September 2009. Prior to joining Papa John’s, Ms. Oyler practiced law with the firm Wyatt, Tarrant and Combs LLP.

Jack H. Swaysland was appointed to Chief Operating Officer, International in May 2018 after serving as Senior Vice President, International since April 2016. Mr. Swaysland previously served as Vice President, International from April 2015 to April 2016, Regional Vice President, International from May 2013 to April 2015, and Vice President, International Operations from April 2010 to May 2013. Mr. Swaysland has served in various capacities of increasing responsibility in International Operations since joining the Company 13 years ago.

C. Max Wetzel was appointed Chief Commercial and Marketing Officer in November 2019. Mr. Wetzel joins Papa John’s from PPG Architectural Coatings where he served as Vice President Consumer Brands and Business Transformation – US and Canada since July 2018. Also at PPG, Mr. Wetzel served as Vice President Home Centers and Global Strategic Marketing from June 2016 through July 2018 and as General Manager Home Centers and Chief Marketing Officer US & Canada starting in November 2014. Prior to PPG, Mr. Wetzel worked at H.J. Heinz Company for ten years in a variety of domestic and global roles, leading consumer-driven businesses, developing brand marketing strategies and delivering profitable growth.

On February 19, 2020, Steven R. Coke, the Company’s Vice President of Investor Relations and Strategy, was appointed to the position of principal financial and accounting officer of the Company on an interim basis, effective March 9, 2020, following the departure of Joseph H. Smith, the Company’s Chief Financial Officer.  Mr. Coke has served as Vice President, Investor Relations and Strategy since 2018, and Vice President, Strategic Planning since January 2015, after serving as Senior Director, Strategy since April 2012 and Senior Director, Restaurant Finance since June 2011.  He has served in various director and manager level positions with increasing responsibility in Finance since joining the Company in May 1998.  He also served as interim principal financial and accounting officer from  February 2018 to April 2018.  Mr. Coke is a licensed Certified Public Accountant.

There are no family relationships between any of the directors or executive officers of the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA.  As of February 19, 2020, there were 1,149 record holders of common stock. However, there are significantly more beneficial owners of our common stock than there are record holders.

On January 29, 2020, our Board of Directors declared a first quarter dividend of $0.225 per share of common stock (approximately $7.3 million was paid to common stockholders and $1.1 million was paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”).  The first quarter dividend on outstanding shares of Series B Preferred Stock was also declared on January 29, 2020.  The common stock dividend was paid on February 21, 2020 to stockholders of record as of the close of business on February 10, 2020.  The first quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on April 1, 2020.

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

A total of 115.2 million shares with an aggregate cost of $1.81 billion and an average price of $15.66 per share were repurchased under a share repurchase program that began on December 9, 1999 and expired February 27, 2019.  There were no share repurchases in 2019. See Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K for additional information.

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Stock Performance Graph

The following performance graph compares the cumulative shareholder return of the Company’s common stock for the five-year period between December 28, 2014 and December 29, 2019 to (i) the NASDAQ Stock Market (U.S.) Index and (ii) a group of the Company’s peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places).  Management believes the companies included in this peer group appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The graph assumes the value of the investments in the Company’s common stock and in each index was $100 on December 28, 2014, and that all dividends were reinvested.

300
200
100
0

	Dec. 28, 2014	Dec. 27, 2015	Dec. 25, 2016	Dec. 31, 2017	Dec. 30, 2018	Dec. 29, 2019
	100.00	100.49	159.87	104.35	76.54	124.25
	100.00	106.96	118.23	124.54	121.55	167.33
	100.00	130.69	136.25	138.78	150.43	198.85

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

	Year Ended(1)
	Dec. 29,	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 25,
(In thousands, except per share data)	2019	2018	2017	2016	2015
	52 weeks	52 weeks (6)	53 weeks	52 weeks	52 weeks
Income Statement Data
Revenues:
Domestic Company-owned restaurant sales	$652,053	$692,380	$816,718	$815,931	$756,307
North America franchise royalties and fees (2)	71,828	79,293	106,729	102,980	96,056
North America commissary	612,652	609,866	673,712	623,883	680,321
International (3)	102,924	110,349	114,021	100,904	104,691
Other revenues	179,791	170,983	72,179	69,922	—
Total revenues	1,619,248	1,662,871	1,783,359	1,713,620	1,637,375

Refranchising and impairment gains/(losses), net	4,739	(289)	(1,674)	10,222	—
Operating income (4)	24,535	31,553	151,017	164,523	136,307
Legal settlement	—	—	—	898	(12,278)
Investment income	1,104	817	608	785	794
Interest expense	(20,593)	(25,673)	(11,283)	(7,397)	(5,676)
Income before income taxes	5,046	6,697	140,342	158,809	119,147
Income tax (benefit) expense	(611)	2,624	33,817	49,717	37,183
Net income before attribution to noncontrolling interests	5,657	4,073	106,525	109,092	81,964
Income attributable to noncontrolling interests (5)	(791)	(1,599)	(4,233)	(6,272)	(6,282)
Net income attributable to the Company	$4,866	$2,474	$102,292	$102,820	$75,682

Net (loss) income attributable to common shareholders	$(7,633)	$2,474	$103,288	$102,967	$75,422
Basic (loss) earnings per common share	$(0.24)	$0.08	$2.86	$2.76	$1.91
Diluted (loss) earnings per common share	$(0.24)	$0.08	$2.83	$2.74	$1.89
Basic weighted average common shares outstanding	31,632	32,083	36,083	37,253	39,458
Diluted weighted average common shares outstanding	31,632	32,299	36,522	37,608	40,000
Dividends declared per common share	$0.90	$0.90	$0.85	$0.75	$0.63

Balance Sheet Data
Total assets	$730,721	$595,897	$555,553	$512,565	$494,058
Total debt	370,000	625,009	470,000	300,575	256,000
Series B Convertible Preferred Stock	251,133	—	—	—	—
Redeemable noncontrolling interests	5,785	5,464	6,738	8,461	8,363
Total stockholders’ (deficit) equity	(316,656)	(304,013)	(105,954)	9,801	42,206

(1)	We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 2017 fiscal year consisted of 53 weeks and all other years above consisted of 52 weeks. The additional week resulted in additional revenues of approximately $30.9 million and additional income before income taxes of approximately $5.9 million, or $0.11 per diluted share for 2017.
(2)	North America franchise royalties were derived from franchised restaurant sales of $2.10 billion in 2019, $2.13 billion in 2018, $2.30 billion in 2017 ($2.25 billion on a 52-week basis), $2.20 billion in 2016, and $2.13 billion in 2015.
(3)	Includes international royalties and fees, restaurant sales for international Company-owned restaurants, and international commissary revenues. International royalties were derived from franchised restaurant sales of $884.4 million in 2019, $832.3 million in 2018, $761.3 million in 2017 ($744.0 million on a 52-week basis), $648.9 million in 2016, and $592.7 million in 2015. Restaurant sales for international Company-owned restaurants were $6.2 million in 2018, $13.7 million in 2017 ($13.4 million on a 52-week basis), $14.5 million in 2016, and $19.3 million in 2015 (none in 2019).
(4)	The Company incurred $60.8 million of special costs (defined as “Special charges”) in 2019 compared to $50.7 million in 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
(5)	Represents the noncontrolling interests’ allocation of income for our joint venture arrangements.
(6)	The Company restated the 2018 audited consolidated financial statements to reflect the correction of an immaterial error to consolidate the Papa John’s Marketing Fund, Inc. See “Notes 2”, “Note 5” and “Note 27” of “Notes to Consolidated Financial Statements” for additional information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. At December 29, 2019, there were 5,395 Papa John’s restaurants in operation, consisting of 598 Company-owned and 4,797 franchised restaurants. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, approximately 43% to 47% of our North America revenues in each of the last three fiscal years were derived from sales to franchisees of various items including food and paper products, printing and promotional items and information systems equipment, and software and related services.  In the last three years, we have also derived revenues from the operation of international Quality Control Centers (“QC Centers”); one of which was divested in 2018 and one of which was divested in 2019. We will continue to derive revenues from the remaining international commissary in the United Kingdom. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.

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

Detailed below is a progression of new unit growth (decline) for our Domestic and International restaurants:

	Domestic Company-owned	Franchised North America	Total North America	International	System-wide

Beginning - December 30, 2018	645	2,692	3,337	1,966	5,303
Opened	3	76	79	233	312
Closed	(5)	(123)	(128)	(92)	(220)
Acquired	1	46	47	-	47
Sold	(46)	(1)	(47)	-	(47)
Ending - December 29, 2019	598	2,690	3,288	2,107	5,395
Net unit growth (decline) - 2019	(47)	(2)	(49)	141	92

The average cash investment for the three domestic traditional Company-owned restaurants opened during 2019 was approximately $322,000, exclusive of land and any tenant improvement allowances we received, compared to $345,000 average investment for the six domestic traditional units opened in 2018.  Average annual Company-owned sales for our most recent domestic comparable restaurant base were $1.05 million for 2019, compared to $1.07 million for 2018 and $1.19 million ($1.17 million on a 52-week basis) for 2017.  The comparable sales for Company-owned restaurants were negative 2.7% in 2019, negative 9.0% in 2018 and positive 0.4% in 2017.  “Comparable sales” represents sales generated by traditional restaurants open for the entire twelve-month period reported.  The comparable sales for North America franchised units decreased 2.0% in 2019, 6.7% in 2018 and 0.1% in 2017.  The comparable sales for system-wide International units increased 1.1% in 2019, decreased 1.6% in 2018, and increased 4.4% in 2017.

Strategy

We are committed to delivering on our brand promise “BETTER INGREDIENTS. BETTER PIZZA.” with a strategic focus in five key areas:

●	Building a culture of leaders who believe in inclusivity, diversity and winning.
●	Improving unit-level profitability and viability of our operations and franchisees.
●	Establishing our pizza as a high-quality pizza in the marketplace via commercial platforms.
●	Leveraging our technology infrastructure to position our business operations for success.
●	Expanding our footprint both domestically and internationally.

Recent Business Matters

In 2019, the Company continued to focus on a strategic turnaround effort that includes the specific actions described below.

Starboard Investment.  Beginning in the third quarter of 2018, the Company began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by certain funds affiliated with, or managed by, Starboard Value LP (“Starboard”). On February 3, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Starboard pursuant to which Starboard made a $200 million strategic investment in the Company’s newly designated Series B Convertible Preferred Stock (“Series B Preferred Stock”).  In addition, on March 28, 2019, Starboard made an additional $50 million investment in the Series B Preferred Stock pursuant to an option that was included in the Securities Purchase Agreement.  See “Note 8” of “Notes to Consolidated Financial Statements” for more information related to the Series B Preferred Stock and related transaction costs.  The Company also issued $2.5 million of Series B Preferred Stock on the same terms as Starboard to certain franchisees of the Company.  In connection with Starboard’s investment, Starboard was granted certain corporate governance rights, including the right to appoint two new independent directors, including Jeffrey C. Smith, Chief Executive Officer of Starboard, who was appointed Chairman of the Board.

Franchisee Assistance and Marketing Investment.  Beginning in the third quarter of 2018, the Company began providing various forms of increased support and financial assistance to the North America franchise system in response to declining North America sales.  In July 2019, the Company announced a new program, developed with the support of the Company’s elected Franchise Advisory Council, to make investments in marketing and brand initiatives as well as to provide scheduled financial assistance for traditional North America franchisees beginning in the third quarter of 2019 and expected to continue through 2020. Under the program, the Company is making marketing investments to support the long-term strength of the brand. The Company has also extended financial assistance to its traditional North America franchisees in the form of lower royalties, royalty-based service incentives, and targeted relief through 2020, thus providing franchisees with certainty on the schedule of remaining royalty relief.  The Company incurred significant costs (defined as “Special charges”) of approximately $36.8 million associated with this program in the last six months of 2019 and expects to incur $25 million to $30 million of Special charges associated with this program in 2020. For more details, see the Special charges detailed in “Items Impacting Comparability; Non-GAAP Measures” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

New Management Restructure. In August 2019, the Company appointed Robert Lynch as the Company’s new President and Chief Executive Officer. On November 6, 2019, the Company also announced an executive management restructure.   The updated management structure is intended to align with the Company’s strategic focus.

Positive Comparable Sales. As the Company continues to focus on its strategic priorities previously discussed, the Company has experienced recent improvement in North America restaurant comparable sales trends, with positive North America comparable sales for the last two fiscal quarters of 2019.  Prior to the third quarter of 2019, North America comparable sales had been negative since the fourth quarter of 2017.

Presentation of Financial Results

Immaterial Restatement of Previously Issued Consolidated Financial Statements to include the Papa John’s Marketing Fund, Inc. (“PJMF”)

During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of PJMF, a nonstock corporation designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants, and determined the Company has the power to control certain significant activities of PJMF, a variable interest entity (“VIE”) in accordance with Accounting Standards Codification 810 (“ASC 810”), Consolidations.  Therefore, the Company is the primary beneficiary of the VIE and per ASC 810 must consolidate PJMF.  Prior to 2019, the Company did not consolidate PJMF.  The Company has concluded the previous accounting policy to not consolidate was an immaterial error.  The Company has corrected this immaterial error by restating the 2018 consolidated financial statements included herein to include PJMF. Fiscal 2017 was not restated as consolidating PJMF was not material to the results of operations.  See “Note 2”, “Note 5” and “Note 27” of “Notes to Consolidated Financial Statements”, respectively, for additional information.

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

The Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”), in the first quarter of 2018. Our 2017 revenue recognition follows ASC Topic 605, “Revenue Recognition.”

Allowance for Doubtful Accounts and Franchisee Notes Receivable

We establish reserves for uncollectible accounts receivable based on overall receivable aging levels and a specific evaluation of accounts receivable for franchisees and other customers with known financial difficulties. Balances are charged off against the allowance after recovery efforts have ceased.

We establish reserves for franchisee notes receivables to reduce the outstanding notes receivable to their net realizable values based on a review of each franchisee’s economic performance and market conditions after consideration of the fair value of the Company’s collateral rights (e.g., underlying franchisee business, property and equipment) and any guarantees.

Preferred Stock

On February 3, 2019, the Company entered into a Securities Purchase Agreement with Starboard Value LP (together with its affiliates, “Starboard”) pursuant to which Starboard made a $200 million strategic investment in the Company’s newly designated Series B Preferred Stock, at a purchase price of $1,000 per share. In addition, on March 28, 2019, Starboard made an additional $50 million investment in the Series B Preferred Stock pursuant to an option that was included in the Securities Purchase Agreement. The Company also issued $2.5 million of Series B Preferred Stock on the same terms as Starboard to certain franchisees that represented to the Company that they qualify as an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act.  The cash proceeds from the issuance of the Series B Preferred Stock was bifurcated between the option and preferred stock at the time of issuance based on a relative fair value allocation approach.

In accordance with applicable accounting guidance, the Company recorded a one-time mark-to-market temporary equity adjustment for the increase in fair value for the option exercised by Starboard and the shares purchased by franchisees for the period of time the option was outstanding.

Since the holders have the option to redeem their shares of Series B Preferred Stock from and after the eight-year anniversary of issuance, which right may or may not be exercised, the stock is considered contingently redeemable and, accordingly, is classified as temporary equity. This amount is reported net of related issuance costs. Over the initial eight-year term, the investment will be accreted to the related redemption value as an adjustment to Retained Earnings.

Insurance Reserves

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels under our retention programs. Retention limits generally range from $100,000 to $1.0 million.

Losses are accrued based upon undiscounted estimates of the liability for claims incurred and for events that have occurred but have not been reported using certain third-party actuarial projections and our claims loss experience. The determination of the recorded insurance reserves is highly judgmental and complex due to  the significant uncertainty in the potential value of reported claims and the number and potential value of incurred by not report claims, the application of significant judgment in making those estimates and the use of various actuarial valuation methods. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims differ significantly from historical trends used to estimate the insurance reserves recorded by the Company. The Company records estimated losses above retention within its reserve with a corresponding receivable for expected amounts due from insurance carriers.

Noncontrolling Interests

At December 29, 2019, the Company has four joint ventures consisting of 192 restaurants, which have noncontrolling interests as compared to three joint ventures in 2018.  Consolidated net income is required to be reported separately at amounts attributable to both the parent and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the Consolidated Statements of Operations of income attributable to the noncontrolling interest holder.

The following summarizes the redemption feature, location and related accounting within the Consolidated Balance Sheets for these four joint venture arrangements:

Type of Joint Venture Arrangement	Location within the Balance Sheets	Recorded Value

Joint ventures with no redemption feature	Permanent equity	Carrying value

Option to require the Company to purchase the noncontrolling interest - not currently redeemable or redemption not probable	Temporary equity	Carrying value

See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

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

We elected to perform a qualitative assessment for our domestic Company-owned restaurants, United Kingdom, China, and Preferred Marketing Solutions operations in the fourth quarter of 2019.  As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts.  Subsequent to completing our goodwill impairment tests, no indicators of impairment were identified.  See “Note 13” of “Notes to Consolidated Financial Statements” for additional information.

Income Tax Accounts and Tax Reserve

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, significantly decreasing the U.S. federal income tax rate for corporations effective January 1, 2018.  On that same date, the Securities and Exchange Commission also issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, “Income Taxes.”  As a result, we remeasured our deferred tax assets, liabilities and related valuation allowances in 2017.  This remeasurement yielded a 2017 benefit of approximately $7.0 million due to the lower income tax rate.  The Company completed its analysis of the Tax Act in 2018.  See “Items Impacting Comparability” and “Note 20” for additional information. Our net deferred income tax liability was approximately $800,000 at December 29, 2019.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized a decrease in income tax expense of $400,000 and $1.7 million in 2019 and 2017, respectively, associated with the finalization of certain income tax matters.  There were no amounts recognized in 2018 as there were no related events. See “Note 20” of “Notes to Consolidated Financial Statements” for additional information.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented in the accompanying Consolidated Financial Statements consist of 52 weeks except for the 2017 fiscal year, which consists of 53 weeks.

Items Impacting Comparability; Non-GAAP Measures

The below table reconciles our GAAP financial results to our adjusted (non-GAAP) financial results, excluding identified “Special items,” as detailed below.  We present these non-GAAP measures because we believe the Special items impact the comparability of our results of operations. Additionally, the impact of the Company’s 53 week fiscal year in 2017 as compared to 52 weeks in 2019 and 2018 is highlighted below.  For additional information about the special items, see “Note 2”, “Note 8”, “Note 12”, “Note 19” and “Note 20” of “Notes to Consolidated Financial Statements,” respectively.

	Year Ended
	Dec. 29,	Dec. 30,	Dec. 31,
(In thousands, except per share amounts)	2019	2018	2017
		(Note)
GAAP income before income taxes	$5,046	$6,697	$140,342
Special items:
Special charges (1)	60,817	50,732	—
Refranchising (gains) losses, net (2)(4)	(4,739)	289	1,674
Adjusted income before income taxes	61,124	57,718	142,016
53rd week of operations	—	—	(5,900)
Adjusted income before income taxes - 52 weeks	$61,124	$57,718	$136,116

GAAP net (loss) income attributable to common shareholders	$(7,633)	$2,474	$102,292
Special items, net of income taxes: (3)
Special charges (1)	48,519	38,957	—
Refranchising (gains) losses, net (2)(4)	(3,677)	222	1,323
Tax impact of China refranchising (4)	—	2,435	—
U.S. tax legislation effect on deferred taxes (5)	—	—	(7,020)
Equity compensation tax benefit (6)	—	—	(1,879)
Adjusted net income attributable to common shareholders	37,209	44,088	94,716
53rd week of operations	—	—	(3,900)
Adjusted net income attributable to common shareholders - 52 weeks	$37,209	$44,088	$90,816

GAAP diluted (loss) earnings per share	$(0.24)	$0.08	$2.83
Special items:
Special charges (1)	1.53	1.21	—
Refranchising (gains) losses, net (2)(4)	(0.12)	0.01	0.04
Tax impact of China refranchising (2)	—	0.07	—
U.S. tax legislation effect on deferred taxes (5)	—	—	(0.20)
Equity compensation tax benefit (6)	—	—	(0.05)
Adjusted diluted earnings per share	$1.17	$1.37	$2.62
53rd week of operations	—	—	(0.11)
Adjusted diluted earnings per share - 52 weeks	$1.17	$1.37	$2.51

Note:  The year ended December 30, 2018 has been restated to reflect the correction of an immaterial error to consolidate the operations of PJMF, as discussed in more detail in “Note 2”, “Note 5” and “Note 27” of “Notes to Consolidated Financial Statements”.

(1)	The Company incurred $60.8 million of special costs (defined as “Special charges”) in 2019 compared to $50.7 million for the prior year comparable periods, including the following (in thousands):

	Year Ended
	December 29,	December 30,
	2019	2018
Special charges before income taxes:
Royalty relief (a)	$19,097	$15,416
Marketing fund investments (b)	27,500	10,000
Legal and advisory fees (c)	5,921	19,475
Reimaging costs and write-off of branded assets (d)	-	5,841
Other costs (e)	2,385	-
Mark to market adjustment on option valuation (f)	5,914	-
Total Special charges before income taxes	$60,817	$50,732

(a)Represents financial assistance provided to the North America system in the form of royalty reductions that are above and beyond the level of franchise support the Company would incur in the ordinary course of its business.
(b)Represents marketing fund investments as part of our support package to our franchisees.
(c)Represents advisory and legal costs primarily associated with the review of a wide range of strategic opportunities that culminated in a strategic investment in the Company by affiliates of Starboard. The costs in 2018 also include a third-party audit of the culture at Papa John’s commissioned by a special committee of the Board of Directors.
(d)2018 includes re-imaging costs at nearly all domestic restaurants and costs to replace or write-off certain branded assets.
(e)2019 includes severance costs for our former CEO and costs related to the termination of a license agreement for intellectual property no longer being utilized.
(f)Represents a one-time mark-to-market adjustment of $5.9 million in 2019 related to the increase in the fair value of the Starboard option to purchase Series B preferred stock that culminated in the purchase of an additional $52.5 million of preferred stock in late March 2019.

(2)	The refranchising and impairment (gains)/losses, net gain of $4.7 million before tax and $3.7 million after tax in 2019 are primarily associated with the refranchise of 46 domestic restaurants, including 19 restaurants in Georgia and 23 restaurants in South Florida.
(3)	Tax effect was calculated using the Company's full year marginal rate of 22.4% for 2019, 23.2% for 2018 and 21.0% for 2017.
(4)	The refranchising and impairment (gains)/losses, net loss of $289,000 before tax and $222,000 net loss after tax in 2018 are primarily due to the loss associated with the China refranchise of the 34 Company-owned restaurants and the QC Center in China with an impairment loss of $1.7 million related to these stores in 2017, substantially offset by refranchising gains related to the refranchising of 62 Company-owned restaurants in North America in 2018. We also had $2.4 million of additional tax expense associated with the China refranchise. This additional tax expense is primarily attributable to the required recapture of operating losses previously taken by Papa John’s International.
(5)	The U.S. income tax legislation effect on deferred taxes is related to the remeasurement of the net deferred tax liability due to the Tax Cuts and Jobs Act enacted in 2017.
(6)	The favorable impact of adopting the new guidance for accounting for share-based compensation is included in 2017. This guidance requires excess tax benefits recognized on stock-based awards to be recorded as a reduction of income tax expense rather than stockholders’ equity. Beginning in 2018, and on a go-forward basis, the benefit or reduction in income from this change will not be shown as an adjustment in GAAP results.

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

In addition, we present free cash flow in this report, which is a non-GAAP measure. We define free cash flow as net cash provided by operating activities (from the Consolidated Statements of Cash Flows) less the purchases of property and equipment and dividends paid to preferred shareholders. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our performance than the Company’s GAAP measures. See “Liquidity and Capital Resources” for a reconciliation of free cash flow to the most directly comparable GAAP measure.

The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Percentage Relationships and Restaurant Data and Unit Progression

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated.

	Year Ended(1)
	Dec. 29,	Dec. 30,	Dec. 31,
	2019	2018	2017
	(52 weeks)	(52 weeks)	(53 weeks)
Income Statement Data:		(Note)
Revenues:
Domestic Company-owned restaurant sales	40.3%	41.6%	45.8%
North America franchise royalties and fees	4.4	4.8	6.0
North America commissary	37.8	36.7	37.8
International	6.4	6.6	6.4
Other revenues	11.1	10.3	4.0
Total revenues	100.0	100.0	100.0
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant operating expense (2)	80.7	83.4	81.4
North America commissary (3)	92.9	94.3	93.7
International operating expense (4)	56.1	61.4	61.9
Other expenses (5)	97.7	99.8	96.1
General and administrative expenses	13.8	11.6	8.5
Depreciation and amortization	2.9	2.8	2.4
Total costs and expenses	98.8	98.1	91.4
Refranchising and impairment gains (losses), net	0.3	—	(0.1)
Operating income	1.5	1.9	8.5
Net interest expense	(1.2)	(1.5)	(0.6)
Income before income taxes	0.3	0.4	7.9
Income tax expense	—	0.2	1.9
Net income before attribution to noncontrolling interests	0.3	0.2	6.0
Net income attributable to noncontrolling interests	—	(0.1)	(0.3)
Net income attributable to the Company	0.3%	0.1%	5.7%

Note:  The year ended December 30, 2018 has been restated to reflect the correction of an immaterial error to consolidate the operations of PJMF, as discussed in more detail in “Note 2”, “Note 5” and “Note 27” of “Notes to Consolidated Financial Statements”.

	Year Ended (1)
	Dec. 29,	Dec. 30,	Dec. 31,
	2019	2018	2017
	(52 weeks)	(52 weeks)	(53 weeks)
Restaurant Data:
Percentage (decrease) increase in comparable domestic Company-owned restaurant sales (6)	(2.7)%	(9.0)%	0.4%
Number of domestic Company-owned restaurants included in the most recent full year’s comparable restaurant base	609	637	676
Average sales for domestic Company-owned restaurants included in the most recent comparable restaurant base	$1,046,000	$1,072,000	$1,192,000

Papa John’s Restaurant Progression:
North America Company-owned:
Beginning of period	645	708	702
Opened	3	6	9
Closed	(5)	(7)	(3)
Acquired from franchisees	1	—	1
Sold to franchisees (7)	(46)	(62)	(1)
End of period	598	645	708
International Company-owned:
Beginning of period	—	35	42
Closed	—	(1)	(7)
Sold to franchisees (7)	—	(34)	—
End of period	—	—	35
North America franchised:
Beginning of period	2,692	2,733	2,739
Opened	76	83	110
Closed	(123)	(186)	(116)
Acquired from Company (7)	46	62	1
Sold to Company	(1)	—	(1)
End of period	2,690	2,692	2,733
International franchised:
Beginning of period	1,966	1,723	1,614
Opened	233	304	257
Closed	(92)	(95)	(148)
Acquired from Company (7)	—	34	—
End of period	2,107	1,966	1,723
Total restaurants - end of period	5,395	5,303	5,199

(1)	We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. The 2019 and 2018 fiscal years consisted of 52 weeks and the 2017 fiscal year consisted of 53 weeks. The additional week in 2017 resulted in additional revenues of approximately $30.9 million and additional income before income taxes of approximately $5.9 million, or $0.11 per diluted share.
(2)	As a percentage of domestic Company-owned restaurant sales.
(3)	As a percentage of North America commissary sales.
(4)	As a percentage of international sales.
(5)	As a percentage of other revenues.
(6)	Represents the change in year-over-year sales for Company-owned restaurants open throughout the periods being compared.

(7)	In 2019, the Company refranchised 46 Company-owned North America restaurants primarily located in Georgia and Florida. In 2018, the Company refranchised 62 Company-owned North America restaurants located in Minnesota and Denver and 34 international restaurants located in China. See Items Impacting Comparability and “Note 12” of “Notes to Consolidated Financial Statements” for additional information.

Results of Operations

2019 Compared to 2018

Discussion of Revenues.  Consolidated revenues decreased $43.6 million, or 2.6%, to $1.62 billion in 2019, compared to $1.66 billion in 2018.  Revenues are summarized in the following table (dollars in thousands).

	Year Ended
	Dec. 29,	Dec. 30,	Increase	Percent
	2019	2018	(Decrease)	Change

Domestic Company-owned restaurant sales	$652,053	$692,380	$(40,327)	(5.8)%
North America franchise royalties and fees	71,828	79,293	(7,465)	(9.4)%
North America commissary	612,652	609,866	2,786	0.5%
International	102,924	110,349	(7,425)	(6.7)%
Other revenues	179,791	170,983	8,808	5.2%
Total Revenues	$1,619,248	$1,662,871	$(43,623)	(2.6)%

Domestic Company-owned restaurant sales decreased $40.3 million, or 5.8%, in 2019 primarily due to the refranchising of 46 restaurants in 2019 primarily located in South Florida and Georgia and 62 restaurants in Denver and Minnesota in 2018. Excluding the impact of refranchising, Domestic Company-owned restaurant sales decreased $10.3 million primarily due to negative comparable sales of 2.7%, partially offset by the favorable impact of the expiration of rewards associated with our Papa Rewards loyalty program.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

North America franchise royalties and fees decreased $7.5 million, or 9.4%, in 2019.  Excluding the impact of refranchising, North American franchise royalties and fees decreased $8.2 million primarily due to higher royalty relief of $6.0 million over the comparable period, including $3.7 million in higher Special charges.  The remaining decrease was primarily due to a decrease in comparable sales and equivalent units of 2.0% and 0.9%, respectively.

North America franchise restaurant sales decreased 1.6% to $2.10 billion for 2019. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America commissary sales increased $2.8 million, or 0.5%, primarily due to higher pricing associated with higher commodities costs.  This increase was partially offset by lower restaurant sales volumes.

International revenues decreased $7.4 million, or 6.7%, in 2019.  The decrease compared to the prior year was primarily due to reduced revenues from the refranchising of a QC Center in Mexico in the first quarter of 2019 and the Company-owned stores and the QC Center in China, which occurred during the second quarter of 2018.  Excluding the impact of refranchising, International revenues increased $3.0 million primarily due to higher royalties and higher United Kingdom (“PJUK”) commissary revenue on higher comparable sales and increased equivalent units.  These increases were partially offset by unfavorable foreign exchange rates of approximately $4.2 million.

International franchise restaurant sales increased 9.9% to $921.4 million in 2019, excluding the impact of foreign currency, primarily due to increases in equivalent units. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues increased $8.8 million, or 5.2% in 2019 due to higher marketing fund revenue primarily due to an increase in the PJMF contribution rate, higher online revenues and higher PJUK marketing fund revenues and head lease rental income, partially offset by lower revenues for Preferred Marketing Solutions, our print and promotions subsidiary.

Discussion of Operating Results

Income before income taxes is summarized in the following table on a reporting segment basis.  Income before income taxes decreased approximately $1.7 million, or 24.7%, for the year ended December 29, 2019 as compared to the prior year. Excluding the previously discussed Special items, income before income taxes was $61.1 million, or a decrease of $3.4 million. Alongside the GAAP income before income taxes data, we have included “adjusted” income before income taxes for 2019 to exclude Special items. We believe this non-GAAP measure is important for purposes of comparison to prior year results.

	Year Ended
	Reported		Adjusted	Reported		Adjusted	Adjusted
	Dec. 29,	Special	Dec. 29,	Dec. 30,	Special	Dec. 30,	Increase
(In thousands)	2019	Items	2019	2018	Items	2018	(Decrease)

Domestic Company-owned restaurants	$33,957	$(4,739)	$29,218	$18,988	$(1,624)	$17,364	$11,854
North America commissaries	30,439	—	30,439	27,961	—	27,961	2,478
North America franchising	64,362	19,097	83,459	70,732	15,416	86,148	(2,689)
International	19,110	—	19,110	14,399	1,913	16,312	2,798
All others	(2,500)	—	(2,500)	(6,082)	—	(6,082)	3,582
Unallocated corporate expenses	(139,355)	41,720	(97,635)	(118,296)	35,316	(82,980)	(14,655)
Elimination of intersegment profits	(967)	—	(967)	(1,005)	—	(1,005)	38
Adjusted income before income taxes	$5,046	$56,078	$61,124	$6,697	$51,021	$57,718	$3,406

The increase in adjusted income before income taxes of $3.4 million, or 5.9% for 2019 excluding Special items, was primarily due to the following:

●	Domestic Company-owned Restaurants Segment. Domestic Company-owned restaurants income before income taxes increased $11.9 million for 2019 as compared to prior year primarily due to improved operating costs including lower advertising spend, lower workers’ compensation, automobile and general insurance costs, and the favorable impact of the expiration of rewards associated with our Papa Rewards loyalty program. These increases were partially offset by lower comparable sales of 2.7%.

●	North America Commissaries Segment. North America commissaries income before income taxes increased $2.5 million in 2019, as 2018 included additional franchise support in the form of lower commissary pricing.

●	North America Franchising Segment. North America Franchising income before income taxes decreased $2.7 million in 2019 primarily due to negative comparable sales of 2.0% and additional royalty reductions of $2.3 million, not included in Special items, partially offset by favorable G&A costs.

●	International Segment. International income before income taxes increased $2.8 million for 2019 compared to the prior year primarily due to increased royalties and lower PJUK marketing fund expenses. These increases were partially offset by unfavorable foreign exchange rates of approximately $1.3 million and higher legal costs.

●	All Others. All Others income before income taxes, which primarily includes our online and mobile ordering business, our wholly-owned print and promotions subsidiary and our North America marketing funds, increased $3.6 million primarily due to higher online revenues and the timing of marketing spend.

●	Unallocated Corporate Expenses. Unallocated corporate expenses increased approximately $14.7 in 2019 compared to 2018 primarily due to higher management incentive costs, including equity compensation, as well as increased legal and professional fees not associated with the Special charges. These increases were partially offset by a $5.6 million decrease in interest expense due to lower outstanding debt.

Review of Consolidated Results

Revenues.  For the reasons discussed above, consolidated revenues decreased $43.6 million, or 2.6%, to $1.62 billion in 2019, compared to $1.66 billion in 2018.

	Year Ended
	December 29, 2019		December 30, 2018
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:			(Note)
Domestic Company-owned restaurant sales	$652,053		$692,380
North America franchise royalties and fees	71,828		79,293
North America commissary revenues	612,652		609,866
International revenues	102,924		110,349
Other revenues	179,791		170,983
Total revenues	1,619,248		1,662,871
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	526,237	80.7%	577,658	83.4%	(2.7%)
North America commissary expenses	569,180	92.9%	575,103	94.3%	(1.4%)
International expenses	57,702	56.1%	67,775	61.4%	(5.3%)
Other expenses	175,592	97.7%	170,556	99.8%	(2.1%)
General and administrative expenses	223,460	13.8%	193,534	11.6%	2.2%
Depreciation and amortization	47,281	2.9%	46,403	2.8%	0.1%
Total costs and expenses	1,599,452	98.8%	1,631,029	98.1%	0.7%
Refranchising and impairment gains (losses), net	4,739	0.3%	(289)	0.0%	0.3%
Operating income	24,535	1.5%	31,553	1.9%	(0.4%)
Investment income	1,104	0.1%	817	0.0%	0.0%
Interest expense	(20,593)	(1.3%)	(25,673)	(1.5%)	0.2%
Income before income taxes	$5,046	0.3%	$6,697	0.4%	(0.1%)

Note:  The year ended December 30, 2018 has been restated to reflect the correction of an immaterial error to consolidate the operations of PJMF, as discussed in more detail in “Note 2”, “Note 5” and “Note 27” of “Notes to Consolidated Financial Statements”.

Costs and expenses. Total costs and expenses were approximately $1.60 billion, or 98.8% of total revenues in 2019 compared to $1.63 billion, or 98.1%, in 2018.  The increase in total costs and expenses, as a percentage of revenues, was primarily due to the following:

Domestic Company-owned restaurants expenses were $526.2 million in 2019, or 80.7% of related revenues, as compared to the prior year expenses of $577.7 million, or 83.4% of related revenues, in 2018 primarily due to a 1.0% benefit from lower food costs including the favorable impact of current year promotions, a 0.4% benefit from lower workers’

compensation, automobile and general insurance costs and a 0.5% benefit from lower advertising costs.  In addition, restaurant expenses as percentage of revenues benefited from lower loyalty program costs due to the expiration of rewards.

North America commissary expenses were $569.2 million in 2019, or 92.9% of related revenues compared to $575.1 million in 2018, or 94.3% of related revenues in 2018.  The 1.4% decrease in expenses, as a percent of related revenues, was primarily due to additional franchise support given to restaurants through lower pricing in 2018 that did not occur in 2019.

International expenses were $57.7 million in 2019, or 56.1% of related revenues, compared to prior year expenses of $67.8 million, or 61.4% of related revenues in 2018.  The decrease of 5.3% in expenses, as a percent of related revenues, was primarily due to higher royalties and the divestiture of our China operations in the second quarter of 2018.

Other expenses were $175.6 million in 2019, or 97.7% of related revenues, compared to prior year expenses of $170.6 million, or 99.8% of related revenues in 2018. The 2.1% decrease in expenses, as a percentage of related revenues, is primarily due to higher revenues from our online and mobile ordering business as well as lower labor costs for Preferred Marketing Solutions. Other revenues and other expenses also include the revenues and expenses associated with the consolidations of PJMF, as previously discussed.  See “Note 2”, “Note 5” and “Note 27” of “Notes to Consolidated Financial Statements,” respectively for additional information.

General and administrative (“G&A”) expenses were $223.5 million, or 13.8% of revenues for 2019 compared to $193.5 million, or 11.6% of revenues for 2018. G&A expenses consisted of the following (dollars in thousands):

	Year Ended
	December 29,	December 30,
	2019	2018
Provision for uncollectible accounts and notes receivable (a)	$2,764	$3,338
Loss on disposition of fixed assets	1,130	2,233
Other (income) expense	(915)	(1,691)
Other general expenses	2,979	3,880
Special charges (b)(c)	41,322	35,316
Administrative expenses (d)	179,159	154,338
General and administrative expenses	$223,460	$193,534

(a)	Bad debt recorded on accounts receivable and notes receivable.
(b)	The Special charges for the year ended December 29, 2019 include the following:
(1)	$27.5 million of marketing fund investments;
(2)	$5.9 million of legal and advisory fees primarily associated with the review of a wide range of strategic opportunities that culminated in a strategic investment in the Company by affiliates of Starboard;
(3)	$5.6 million related to a one-time mark-to-market adjustment from the increase in value of the Starboard option to purchase Series B Preferred Stock that culminated in the purchase of $50.0 million of Series B Preferred Stock in late March (See “Note 8” to the “Notes to Consolidated Financial Statements” for additional information); and
(4)	$2.4 million that includes severance costs for the Company’s former CEO as well as costs related to the termination of a license agreement for intellectual property no longer being utilized.
(c)	The Special charges for the year ended December 30, 2018 include the following:
(1)	$10.0 million of marketing fund investments;
(2)	$19.5 million of advisory and legal costs primarily associated with the review of a wide range of strategic opportunities that culminated in a strategic investment in the Company by affiliates of Starboard and a third-party audit of the culture at Papa John’s commissioned by a special committee of the Board of Directors; and
(3)	$5.8 million of reimaging costs at nearly all domestic restaurants including costs to replace or write-off certain branded assets.
(d)	The increase in administrative expenses of $24.8 million for the year ended December 29, 2019 compared to the prior year comparable period, was primarily due to higher management incentive costs, including equity compensation, and higher legal and professional fees not associated with the Special charges.

See “Items Impacting Comparability; Non-GAAP Measures” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 19” of “Notes to Consolidated Financial Statements” for additional Special charges details.

Depreciation and amortization was $47.3 million, or 2.9% of revenues in 2019, as compared to $46.4 million, or 2.8% of revenues for 2019.

Refranchising and impairment gains/(losses), net.  Refranchising gains of $4.7 million in 2019 were primarily associated with the refranchising of 19 Company-owned restaurants in Georgia and 24 Company-owned restaurants in South Florida.  Net refranchising losses of $289,000 in 2018 were primarily due to the China refranchise of the 34 Company-owned restaurants and the QC Center in China, substantially offset by refranchising gains related to the refranchising of 62 Company-owned restaurants in North America in 2018. See “Note 12” of “Notes to the Consolidated Financial Statements” for additional information.

Interest expense. Interest expense decreased approximately $5.1 million for the year ended December 29, 2019 primarily due to a decrease in the average outstanding debt balance. Total debt outstanding was $370.0 million as of December 29, 2019.  Outstanding debt at December 29, 2019 decreased $255.0 million from December 30, 2018 primarily due to the repayment of outstanding borrowings under our revolving credit facility using proceeds from the sale of Series B Preferred Stock.

Income (loss) before income taxes. For the reasons discussed above, income before income taxes decreased $1.7 million, or 24.7%, for the year ended December 29, 2019 over the prior year comparable periods. Excluding Special items, consolidated income before income taxes totaled $61.1 million, an increase of $3.4 million or 5.9%, for the year ended December 29, 2019.

Income tax (benefit) expense.  The effective income tax rate for the year ended December 29, 2019 was negative 12.1%, compared to positive 39.2% for the year ended December 30, 2018.

	Year Ended
	December 29, 2019	December 30, 2018

Income before income taxes	$5,046	$6,697
Income tax (benefit) / expense	$(611)	$2,624
Effective tax rate	(12.1%)	39.2%

The income tax benefit of $611,000 for 2019 is primarily related to higher excess tax benefits from equity-based compensation and other favorable tax credits. In 2018, income tax expense was $2.6 million, or an effective income tax rate of 39.2%. This included a significant tax impact from the China divestiture, as previously detailed in the Special items.

See “Items Impacting Comparability” and “Note 8”, “Note 12” and “Note 20” of “Notes to Consolidated Financial Statements,” respectively, for additional information.

Diluted (loss) earnings per share. Diluted loss per share was $0.24 for 2019 compared to diluted earnings per share of $0.08 in 2018. Excluding Special items, adjusted diluted earnings per share in 2019 was $1.17, a decrease of 14.6% versus 2018 adjusted diluted earnings per share of $1.37.

2018 Compared to 2017

Discussion of Revenues.  Consolidated revenues decreased $120.5 million, or 6.8%, to $1.66 billion in 2018, compared to $1.78 billion in 2017.  Excluding the revenues for the 53rd week of operations in 2017 of $30.9 million, consolidated revenues decreased $89.6 million, or 5.1%.  Revenues are summarized in the following table (dollars in thousands).

	Year Ended
	Dec. 30,	Dec. 31,	Increase
(In thousands)	2018	2017	(Decrease)

Domestic Company-owned restaurant sales	$692,380	$816,718	$(124,338)	(15.2)%
North America franchise royalties and fees	79,293	106,729	(27,436)	(25.7)%
North America commissary	609,866	673,712	(63,846)	(9.5)%
International	110,349	114,021	(3,672)	(3.2)%
Other revenues	170,983	72,179	98,804	136.9%
Total Revenues	$1,662,871	$1,783,359	$(120,488)	(6.8)%

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

International revenues decreased approximately $3.7 million, or 3.2% in 2018.  Excluding the benefit of the 53rd week of operations of $2.2 million in 2017, the decrease was $1.5 million, or 1.3%.  These decreases are net of the favorable impact of foreign currency rates of approximately $2.7 million.  The decrease was primarily due to the refranchising of the Company-owned restaurants and QC Center in China of approximately $8.1 million in 2018, lower franchise fees, development fees and lower revenues due to required reporting of franchise new store equipment incentives as a reduction of revenue after adoption of Topic 606, partially offset by higher royalties due to an increase in equivalent units.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

International franchise restaurant systemwide sales increased 14.6% to $832.3 million in 2018, excluding the impact of foreign currency, due to the increase in equivalent units. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues increased $98.8 million, or 136.9% in 2018 primarily due to the required reporting of franchise marketing fund revenues and expenses on a gross basis for the various funds we control, including PJMF, in accordance with Topic 606. The franchise marketing fund amounts were previously reported on a net basis. As we did not restate the 2017 amounts in accordance with our adoption of Topic 606 using the modified retrospective approach, comparability between 2018 and 2017 amounts is reduced. See “Note 6” of “Notes to Consolidated Financial Statements” for more details. Additionally, PJMF was not a consolidated entity in 2017, as previously discussed, which impacts comparability.  This increase was partially offset by lower revenues for Preferred Marketing Solutions, our print and promotions subsidiary.

Discussion of Operating Results

Income before income taxes is summarized in the following table on a reportable segment basis.  Income before income taxes decreased approximately $133.6 million, or 95.2%, for the year ended December 30, 2018 as compared to the prior year. Excluding the previously discussed Special items for 2018 and 2017 as well as the 53rd week of operations in 2017, income before income taxes was $57.7 million, or a decrease of $78.4 million.

	Year Ended
	Dec. 30,	Dec. 31	Increase
(In thousands)	2018	2017	(Decrease)
Domestic Company-owned restaurants	$18,988	$47,548	$(28,560)
North America commissaries	27,961	47,844	(19,883)
North America franchising	70,732	96,298	(25,566)
International	14,399	15,888	(1,489)
All others	(6,082)	(179)	(5,903)
Unallocated corporate expenses	(118,296)	(66,099)	(52,197)
Elimination of intersegment profits	(1,005)	(958)	(47)
Total income (loss) before income taxes	$6,697	$140,342	$(133,645)

The decrease in total income before income taxes of $133.6 million was primarily due to the following:

●	Domestic Company-owned restaurants segment. Domestic company-owned restaurants income before income taxes decreased $28.6 million in 2018. Excluding the benefit of the 53rd week of operations in 2017 of $2.4 million, the Domestic Company-owned restaurant income before income taxes decreased $26.2 million in 2018. The decrease in income was primarily driven by the negative comparable sales of 9.0% and higher operating costs, including labor and non-owned automobile costs of $5.4 million. Additionally, the adoption of Topic 606 reduced restaurant income before income taxes due to the revised method of accounting for the customer loyalty program. These decreases were somewhat offset by 2018 refranchising gains of approximately $1.6 million.
●	North America commissaries segment. North America commissaries income before income taxes decreased $19.9 million in 2018. Excluding the benefit of the 53rd week of operations in 2017 of $1.7 million, the North America commissaries income before income taxes decreased $18.2 million in 2018 compared to 2017. The decrease was primarily driven by a decrease in income due to negative North America comparable sales and the Company’s commitment to reduce its overall profit margin as additional support to franchisees. Additionally, the results are impacted by an increase in depreciation expense associated with the Georgia QC Center, an increase in general and administrative overhead cost allocations of $7.9 million, with no impact on consolidated income before income taxes, and the required reporting of $2.6 million in new store franchise equipment incentives as a revenue reduction under Topic 606. This $10.5 million reduction in income before income taxes was offset by a corresponding reduction in Unallocated corporate expenses and North America franchising expenses, with no impact on consolidated income before income taxes.
●	North America franchising segment. North America franchising income before income taxes decreased $25.6 million in 2018. Excluding the benefit of the 53rd week of operations in 2017 of approximately $1.9 million, the North America franchising income before income taxes decreased $23.7 million in 2018. The decrease was primarily driven by reduced royalty revenue. This decrease was partially offset by a reclassification of franchise equipment incentive costs of $2.6 million to the North America commissary segment, as previously noted.
●	International segment. International income before income taxes decreased $1.5 million in 2018. Excluding the benefit of the 53rd week of operations in 2017 of $700,000, the International income before income taxes decreased $800,000. In 2018, this was primarily due to the impact of lower new store opening fees after the adoption of Topic 606, higher advertising expenses in the United Kingdom and higher general and administrative expenses. These decreases were somewhat offset by higher royalties from increased equivalent units.
●	All others. All others income before income taxes decreased $5.9 million in 2018. Excluding the benefit of the 53rd week of operations in 2017 of $300,000, the All others income before income taxes decreased $5.6 million. The decrease was primarily driven by higher allocated overhead costs related to various technology initiatives, with no impact on consolidated income before income taxes, and higher depreciation expense on technology investments.
●	Unallocated Corporate Expenses. Unallocated corporate expenses increased $52.2 million. Excluding the higher costs from the 53rd week of operations in 2017 of $1.2 million, Unallocated corporate expenses increased $53.4 million. The increase in expenses was primarily driven by Special charges of $35.3 million, an increase in interest expense of approximately $14.0 million and higher general and administrative expenses including $3.6 million in higher bad debt expense and a $1.5 million contribution to our newly formed Papa John’s Foundation, a separate legal entity that is not consolidated in the Company’s financial statements. These higher costs were somewhat offset by the favorability from increased overhead expense allocation to certain operating segments, as previously discussed, which had no consolidated impact on income before income taxes.

Review of Consolidated Results

Revenues.  For the reasons discussed above, consolidated revenues decreased $120.5 million, or 6.8%, to $1.66 billion in 2018, compared to $1.78 billion in 2017.  Excluding the revenues for the 53rd week of operations in 2017 of $30.9 million, consolidated revenues decreased $89.6 million, or 5.1% primarily due to lower comparable sales as previously discussed. See Discussion of Revenues for additional information.

	Year Ended
	December 30, 2018		December 31, 2017
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:	(Note)
Domestic Company-owned restaurant sales	$692,380		$816,718
North America franchise royalties and fees	79,293		106,729
North America commissary revenues	609,866		673,712
International revenues	110,349		114,021
Other revenues	170,983		72,179
Total revenues	1,662,871		1,783,359
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	577,658	83.4%	664,640	81.4%	2.0%
North America commissary expenses	575,103	94.3%	631,537	93.7%	0.6%
International expenses	67,775	61.4%	70,622	61.9%	(0.5%)
Other expenses	170,556	99.8%	69,335	96.1%	3.7%
General and administrative expenses	193,534	11.6%	150,866	8.5%	3.1%
Depreciation and amortization	46,403	2.8%	43,668	2.4%	0.4%
Total costs and expenses	1,631,029	98.1%	1,630,668	91.4%	6.7%
Refranchising and impairment gains (losses), net	(289)	0.0%	(1,674)	(0.1%)	0.1%
Operating income	31,553	1.9%	151,017	8.5%	(6.6%)
Investment income	817	0.0%	608	0.0%	0.0%
Interest expense	(25,673)	(1.5%)	(11,283)	(0.6%)	(0.9%)
Income before income taxes	$6,697	0.4%	$140,342	7.9%	(7.5%)

Note:  The year ended December 30, 2018 been restated to reflect the correction of an immaterial error to consolidate the operations of PJMF, as discussed in more detail in “Note 2”, “Note 5” and “Note 27” of “Notes to Consolidated Financial Statements”.

Costs and expenses.  Total costs and expenses were approximately $1.63 billion, or 98.1% of total revenues in 2018 compared to $1.63 billion, or 91.4% in 2017.  Excluding the 53rd week of operations in 2017, total costs and expenses were $1.61 billion, or 91.6% of related revenues.

Domestic Company-owned restaurant expenses were $577.7 million in 2018, or 83.4% of related revenues, compared to prior year expenses of $664.6 million, or 81.4% of related revenues.  Excluding the 53rd week of operations in 2017, Domestic Company-owned restaurants expenses were $651.4 million, or 81.3% of related revenues.  The 2.0% increase in expenses as a percent of related revenues, on a 52-week basis, was primarily attributable to the impact of negative comparable sales of 9.0%, higher labor costs including higher minimum wages, and increased non-owned automobile costs.  Additionally, the adoption of Topic 606 increased restaurant expenses as a percentage of revenues due to the revised method of accounting for the customer loyalty program.

North America commissary expenses were $575.1 million in 2018, or 94.3% of related revenues, compared to $631.5 million, or 93.7% of related revenues in 2017.  Excluding the 53rd week of operations in 2017, North America commissary expenses were $622.4 million, or 93.9% of related revenues.  The 0.4% increase in expenses as a percent of related revenues, on a 52-week basis, was primarily due to the Company’s commitment to reduce its overall profit margin as additional support to franchisees.  In addition, commissary expenses as a percent of revenues in 2018 were impacted 0.3% due to the required reporting of new store franchise equipment incentives as a revenue reduction under Topic 606.  The impact of the equipment incentives is offset by a reduction in General and administrative costs.

International expenses were $67.8 million, or 61.4% of related revenues in 2018, compared to $70.6 million, or 61.9% of related revenues in 2017.  Excluding the 53rd week of operations in 2017, International expenses were $69.1 million, or 61.8% of related revenues.  The 0.4% decrease in expenses as a percent of related revenues, on a 52-week basis, was primarily due to the divestiture of our China operations in the second quarter of 2018.

Other expenses, including the impact of the 2018 consolidation of PJMF, were $170.6 million, or 99.8% of related revenues in 2018 compared to $69.3 million, or 96.1% of related  revenues in 2017.  Excluding the 53rd week of operations in 2017, Other expenses were $68.3 million, or 95.2% of related revenues. The consolidation of PJMF in 2018 increased other expenses $86.5 million in comparison to 2017, which also increased other expenses as a percentage of sales as PJMF operates at or near breakeven.  The increase in expenses as a percent of related revenues, on a 52-week basis, was also due to higher costs related to various technology initiatives and increased advertising spend in the United Kingdom in 2018.

General and administrative (G&A) expenses were $193.5 million, or 11.6% of revenues for 2018, compared to $150.9 million, or 8.5% of revenues for 2017.  The 53rd week of operations in 2017 increased general and administrative expenses by approximately $900,000. G&A costs consisted of the following (dollars in thousands):

	Year Ended
	December 30,	December 31,
	2018	2017
Provision (credit) for uncollectible accounts and notes receivable (a)	$3,338	$(1,441)
Loss on disposition of fixed assets	2,233	2,493
Papa Rewards (b)	-	1,046
Franchise support initiative (c)	34	2,986
Other (income) expense	(1,725)	343
Other general expenses	3,880	5,427
Special charges (d)	35,316	-
Administrative expenses (e)	154,338	145,439
General and administrative expenses	$193,534	$150,866

(a)	Bad debt recorded on accounts receivable and notes receivable.
(b)	Online customer loyalty program in 2017. In 2018, the Company adopted Topic 606 with updated accounting guidelines for loyalty programs.

(c)	Franchise incentives include incentives to franchisees for opening new restaurants. In 2018, the Company adopted Topic 606 with updated accounting guidelines for new store equipment incentives, which are now recorded as a reduction of commissary revenues.
(d)	The year ended December 30, 2018 includes a $10.0 million marketing fund investment, $19.5 million of advisory and legal costs primarily associated with the review of a wide range of strategic opportunities that culminated in a strategic investment in the Company by affiliates of Starboard and a third-party audit of the culture at Papa John’s commissioned by a special committee of the Board of Directors as well as $5.8 million of reimaging costs at nearly all domestic restaurants including costs to replace or write-off certain branded assets.
(e)	The increase in administrative expenses of $8.9 million for the year ended December 30, 2018 compared to the prior year comparable period is mainly due to higher technology initiative costs and a $1.5 million contribution to our newly formed Papa John’s Foundation, a separate legal entity that is not consolidated in the Company’s results. In addition, administrative expenses increased due to higher legal and professional fees not associated with the Special charges.

Depreciation and amortization was $46.4 million, or 2.8% of revenues in 2018, as compared to $43.7 million, or 2.4% of revenues for 2017.  This increase of $2.7 million from 2017 was primarily due to additional depreciation on technology related investments and the impact associated with our Georgia QC Center, which opened in July of 2017.

Refranchising and impairment gains/(losses), net.  The year ended December 30, 2018 includes a $289,000 loss primarily due to the China refranchise of the 34 Company-owned restaurants and the QC Center in China that occurred in 2018, substantially offset by refranchising gains related to the refranchising of 62 Company-owned restaurants in North America in 2018.  The full year 2017 amount includes an impairment charge of $1.7 million related to our Company-owned stores in China.  See “Note 12” of “Notes to Consolidated Financial Statements” for additional information.

Interest expense. Interest expense increased approximately $14.4 million primarily due to higher average outstanding debt balances, which is primarily due to share repurchases, as well as higher interest rates.  The 53rd week of operations in 2017 increased interest expense for the year by approximately $300,000.

Income before income taxes. For the reasons discussed above, income before income taxes decreased approximately $133.6 million for the year ended December 30, 2018 over the prior year comparable period. Excluding Special items, consolidated income before income taxes totaled $57.7 million, a decrease of $84.3 million or 59.4%, for the year ended December 30, 2018.

Income tax expense.  The effective income tax rates were 39.2% in 2018 and 24.1% in 2017.  The increase in the effective income tax rate for 2018 was primarily attributable to the rate increase related to the China divestiture, as previously detailed in the Special items. Additionally, the rate for 2017 was decreased by the one-time benefit of approximately $7.0 million for the remeasurement of deferred tax assets and liabilities after the Tax Act was signed into law. See “Items Impacting Comparability” and “Note 12” and “Note 20” of “Notes to Consolidated Financial Statements” for additional information.

	Year Ended
	December 30, 2018	December 31, 2017

Income before income taxes	$6,697	$140,342
Income tax expense	$2,624	$33,817
Effective tax rate	39.2%	24.1%

Diluted earnings per share. Diluted earnings per share (“EPS”) were $0.08 for 2018 compared to $2.83 in 2017. Excluding Special items, adjusted EPS in 2018 was $1.37, a decrease of 45.4% versus 2017 adjusted EPS of $2.51.

Liquidity and Capital Resources

Debt

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $10.0 million was outstanding as of December 29, 2019, and a secured term loan facility with an outstanding balance of $360.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or LIBOR plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants. These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0. Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.  The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at December 29, 2019.

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

Our outstanding debt of $370.0 million at December 29, 2019 under the PJI Facilities was composed of $360.0 million outstanding under the Term Loan Facility and $10.0 million outstanding under the Revolving Facility.  Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at December 29, 2019 was approximately $343.8 million.

As of December 29, 2019, the Company had approximately $2.7 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

We attempt to minimize interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Credit Agreement. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities. In April 2019, we reduced the notional value of our swaps by $50.0 million as a result of paying down a substantial portion of debt under our Revolving Facility using the proceeds received from the sale of Series B Preferred Stock. The termination of $50.0 million of notional swap value was not significant to our results of operations.

As of December 29, 2019, we have the following interest rate swap agreements with a total notional value of $350 million:

Effective Dates	Floating Rate Debt	Fixed Rates
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%
January 30, 2018 through August 30, 2022	$100 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	1.99%
January 30, 2018 through August 30, 2022	$50 million	2.00%

Our Credit Agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the Credit Agreement:

Actual Ratio for the
Year Ended
	Permitted Ratio	December 29, 2019
Leverage ratio	Not to exceed 5.25 to 1.0	3.5 to 1.0

Interest coverage ratio	Not less than 2.0 to 1.0	2.7 to 1.0

As stated above, our leverage ratio is defined as outstanding debt divided by consolidated EBITDA for the most recent four fiscal quarters.  Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of December 29, 2019.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”).  The PJMF Revolving Facility is secured by substantially all assets of PJMF.  The PJMF Revolving Facility matures on September 30, 2020.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 4.1%, 3.4%, and 2.5% in fiscal 2019, 2018, and 2017, respectively.  There was no balance outstanding under the PJMF Revolving Facility as of December 29, 2019.  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

Cash Flows

Cash flow provided by operating activities was $61.7 million for 2019 as compared to $92.4 million in 2018. The decrease of approximately $30.7 million was primarily due to unfavorable working capital changes compared to the previous year including timing of payments of liabilities.  The decrease in cash flow provided by operating activities in 2018 compared to 2017 was primarily due to lower net income, offset by favorable changes in working capital items.

The Company’s free cash flow for the last three years was as follows (in thousands):

	Year Ended
	Dec. 29,	Dec. 30,	Dec. 31,
	2019	2018	2017

Net cash provided by operating activities	$61,749	$92,454	$134,975
Purchases of property and equipment	(37,711)	(42,028)	(52,593)
Dividends paid to preferred shareholders	(10,020)	—	—
Free cash flow (a)	$14,018	$50,426	$82,382
(a)	Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the Consolidated Statements of Cash Flows) less the purchases of property and equipment and less the payment of dividends to preferred stockholders. We view free cash flow as an important liquidity measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. However, it does not represent residual cash flows available for discretionary expenditures. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our liquidity or performance than the Company’s GAAP measures.

Cash flow used in investing activities was $32.6 million in 2019 as compared to $38.8 million for the same period in 2018. The decrease in cash flow used in investing activities was primarily due to $7.7 million in proceeds from the refranchising of our joint ventures in Denver and Minnesota in 2018 as compared to $13.5 million in proceeds from the refranchising of stores mainly in the Florida and Georgia markets in 2019.

Cash flow used in financing activities was $34.6 million in 2019 as compared to $48.1 million for the same period in 2018.  We require capital for the payment of cash dividends and share repurchases, which are funded by cash flow from operations, borrowings from our Credit Agreement and proceeds from the issuance of preferred stock. In the first quarter of 2019, we received gross proceeds of $252.5 million from the issuance of Series B Preferred Stock and incurred $7.5 million of direct costs associated with the issuance. The net proceeds of the Series B Preferred Stock were primarily used to pay down our Revolving Facilities.  The additional borrowing availability under the Revolving Facility as a result of the debt repayment is expected to provide financial flexibility that enables the Company to make investments in the business and use for general corporate purposes.  In 2019, we had net repayments of $240.0 million on the PJI Revolving Facilities.  There were no share repurchases in 2019.  In 2018, we had net proceeds of approximately $163.6 million from the issuance of additional debt under our PJI Revolving Facilities and used $158.0 million on share repurchases.

Funding for our share repurchase program that expired on February 27, 2019 was provided through our credit facilities, operating cash flow, stock option exercises and cash and cash equivalents. There were no share repurchases during 2019.  For the year ended December 30, 2018, the Company purchased $158.0 million of stock comprising approximately 2.7 million shares.

The following is a summary of our repurchases of common stock for the last three years (in thousands, except average price per share):

	Number of	Dollar	Average
Fiscal	Shares	Amount	Price Per
Year	Repurchased	Repurchased	Share
2017	2,960	$209,586	$70.80
2018	2,698	$158,049	$58.57
2019	—	$—	$—

The Company recorded dividends of approximately $40.9 million for the year ended December 29, 2019 consisting of the following:

●	$28.6 million paid to common stockholders ($0.90 per share);
●	$4.3 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.90 per share);
●	$5.7 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum); and
●	$2.3 million in preferred dividends on the Series B Preferred Stock were declared with a record date of December 16, 2019 and paid on December 30, 2019.

The Company paid common stock dividends of $29.0 million in 2018 ($0.90 per share) and $30.7 million in 2017 ($0.85 per share).

On January 29, 2020, our Board of Directors declared a first quarter dividend of $0.225 per share of common stock (approximately $7.3 million was paid to common stockholders and $1.1 million was paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”).  The first quarter dividend on outstanding shares of Series B Preferred Stock was also declared on January 29, 2020.  The common stock dividend was paid on February 21, 2020 to stockholders of record as of the close of business on February 10, 2020.  The first quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on April 1, 2020.

On February 3, 2019, the Company entered into a Securities Purchase Agreement with Starboard pursuant to which Starboard made a $200 million strategic investment in Series B Preferred Stock.  In addition, on March 28, 2019, Starboard made an additional $50 million investment in the Series B Preferred Stock pursuant to an option that was included in the Securities Purchase Agreement.  See “Note 8” of “Notes to Consolidated Financial Statements” for more information related to the Series B Preferred Stock and related transaction costs.  The Company also issued $2.5 million of Series B Preferred Stock on the same terms as Starboard to certain franchisees of the Company.

Contractual Obligations

Contractual obligations and payments as of December 29, 2019 due by year are as follows (in thousands):

	Payments Due by Period
	Less than			After 5
	1 Year	1-3 Years	3-5 Years	Years	Total
Contractual Obligations:
Term Loan Facility (1)	$20,000	$340,000	$—	$—	$360,000
Revolving Facilities (1)	—	10,000	—	—	10,000
Interest payments (2)	14,290	24,280	1,706	—	40,276
Total debt	34,290	374,280	1,706	—	410,276
Operating leases (3)	32,809	59,961	39,221	61,629	193,620
Finance leases (3)	2,323	4,646	3,830	55	10,854
Total contractual obligations	$69,422	$438,887	$44,757	$61,684	$614,750

(1)	We utilize interest rate swaps to hedge our variable rate debt. At December 29, 2019, we had an interest rate swap liability of $6.2 million recorded in other current and other long-term liabilities in the Consolidated Balance Sheet.
(2)	Interest payments assume an outstanding debt balance of $370.0 million. Interest payments are calculated based on LIBOR plus the applicable margin in effect at December 29, 2019, and considers the interest rate swap agreements in effect. The actual interest rates on our variable rate debt and the amount of our indebtedness could vary from those used to compute the above interest payments. See “Note 14” of “Notes to Consolidated Financial Statements” for additional information concerning our debt and credit arrangements.
(3)	See “Note 4” of “Notes to Consolidated Financial Statements” for additional information. The above amounts exclude future expected sub-lease income in the United Kingdom.

The above table does not include the following:

●	Unrecognized tax benefits of $1.6 million since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority.
●	Redeemable noncontrolling interests of $5.8 million as we are not able to predict the timing of the redemptions.

Off-Balance Sheet Arrangements

We guarantee leases for certain Papa John’s North American franchisees who have purchased restaurants that were previously Company-owned.  We are contingently liable on these leases. These leases have varying terms, the latest of which expires in 2036. As of December 29, 2019, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $19.2 million.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. With our insurance programs, we are party to standby letters of credit with off-balance sheet risk as follows by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total
Other Commercial Commitments:
Standby letters of credit	$46,200	$—	$—	$—	$46,200

See “Note 14” and “Note 22” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, contingent liabilities, resolution of litigation, commodity costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, royalty relief, the effectiveness of our strategic turnaround efforts and other business initiatives, marketing efforts, compliance with debt covenants, stockholder and other stakeholder engagement, strategic decisions and actions, share repurchases, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

●	increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to improve consumer sentiment and sales trends, and the risk that such initiatives will not be effective;
●	the ability of the Company to ensure the long-term success of the brand through significant investments committed to our U.S. franchise system, including marketing fund investments and royalty relief;
●	the ability of the Company to improve customer sentiment and sales trends through advertising, marketing, and promotional activities;
●	risks related to social media, including publicity adversely and rapidly impacting our brand and reputation;
●	aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;

●	changes in consumer preferences or consumer buying habits, including the growing popularity of delivery aggregators, as well as changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending;
●	the adverse impact on the Company or our results caused by global health concerns, such as coronavirus, product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our Company-owned or franchised restaurants or others in the restaurant industry;
●	the effectiveness of our technology investments and changes in unit-level operations;
●	the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, store level employees or suitable sites;
●	increases in food costs or sustained higher other operating costs. This could include increased employee compensation, benefits, insurance, tax rates, new regulatory requirements or increasing compliance costs;
●	increases in insurance claims and related costs for programs funded by the Company up to certain retention limits, including medical, owned and non-owned vehicles, workers’ compensation, general liability and property;
●	disruption of our supply chain or commissary operations which could be caused by our sole source of supply of cheese or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, or geopolitical or other disruptions beyond our control;
●	increased risks associated with our international operations, including economic and political conditions and risks associated with the withdrawal of the United Kingdom from the European Union, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth;
●	the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business including compliance with the European Union General Data Protection Regulation;
●	the Company's ability to continue to pay dividends to shareholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results decline;
●	failure to effectively manage recent transitions within our executive leadership team or to otherwise successfully execute succession planning;
●	disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential Company, employee and customer information, including payment cards; and
●	changes in Federal or state income, general and other tax laws, rules and regulations and changes in generally accepted accounting principles.

These and other risk factors are discussed in detail in “Part I. Item 1A. — Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $10.0 million was outstanding as of December 29, 2019, and a secured term loan facility with an outstanding balance of $360.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or LIBOR plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants. These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0. Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.  The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at December 29, 2019.

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

Our outstanding debt of $370.0 million at December 29, 2019 under the PJI Facilities was composed of $360.0 million outstanding under the Term Loan Facility and $10.0 million outstanding under the Revolving Facility.  Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at December 29, 2019 was approximately $343.8 million.

As of December 29, 2019, the Company had approximately $2.7 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

We attempt to minimize interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Credit Agreement. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities. In April 2019, we reduced the notional value of our swaps by $50.0 million as a result of paying down a substantial portion of debt under our Revolving Facility using the proceeds received from the sale of Series B Preferred Stock. The termination of $50.0 million of notional swap value was not significant to our results of operations.

As of December 29, 2019, we have the following interest rate swap agreements with a total notional value of $350 million:

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

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 4.1%,  3.9%, and 2.7% in fiscal years 2019, 2018, and 2017, respectively.  Interest paid, including payments made or received under the swaps, was $18.1 million in 2019, $23.5 million in 2018, and $10.8 million in 2017.  As of December

29, 2019, the portion of the aggregate $6.2 million interest rate swap liability that would be reclassified into net interest expense during the next twelve months approximates $2.3 million.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”).  The PJMF Revolving Facility is secured by substantially all assets of PJMF.  The PJMF Revolving Facility matures on September 30, 2020.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 4.1%, 3.4%, and 2.5% in fiscal 2019, 2018, and 2017, respectively.  There was no balance outstanding under the PJMF Revolving Facility as of December 29, 2019.  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net (loss) income and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. Approximately 7.8% of our 2019 revenues, 8.3% of our 2018 revenues and 7.1% of our revenues for 2017 were derived from these operations.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $5.1 million on our consolidated revenues in 2019 compared to a favorable impact of $3.3 million in 2018.  Foreign currency exchange rates had an unfavorable impact of $1.3 million on our income before income taxes in 2019 and did not have a significant impact on 2018. An additional 10% adverse change in the foreign currency rates for our international markets would result in an additional negative impact on annual revenue and income before income taxes of approximately $10.0 million and $2.3 million, respectively.

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

The following table presents the actual average block price for cheese by quarter in 2019, 2018 and 2017. Also presented is the projected 2020 average block price by quarter (based on the February 19, 2020 Chicago Mercantile Exchange cheese futures prices for 2020):

	2020	2019	2018	2017
	Projected	Block	Block	Block
	Market	Price	Price	Price

Quarter 1	$1.811	$1.490	$1.522	$1.613
Quarter 2	1.780	1.696	1.607	1.566
Quarter 3	1.825	1.898	1.592	1.642
Quarter 4	1.815	1.984	1.487	1.639
Full Year	$1.808	$1.767	$1.552	$1.615

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Papa John’s International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Papa John’s International, Inc. and Subsidiaries (the Company) as of December 29, 2019, the related consolidated statements of operations, comprehensive income, stockholders' deficit and cash flows for the years ended December 29, 2019 and December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  We have not audited the consolidated balance sheet of the Company as of December 30, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ deficit and cash flows for the year then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a), as it relates to 2018.  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2019, the results of its operations and its cash flows for the years ended December 29, 2019 and December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2020, expressed an unqualified opinion thereon.

Adoption of Accounting Standards Updates

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases, as amended, and changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, as amended.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Preferred stock and option issuance

Description of the Matter

As described in Note 8 to the consolidated financial statements, on February 3, 2019, the Company issued 200,000 shares (“Initial Issuance”) of newly designated Series B convertible preferred stock at a price of $1,000 per share (“Preferred Stock”) along with an option to the purchaser to purchase up to an additional 50,000 shares of Preferred Stock (“Option”), which was exercised prior to its maturity.  The $200.0 million of cash proceeds from the Initial Issuance was bifurcated between the Option and Preferred Stock at the time of issuance based on a relative fair value allocation approach.

Auditing the valuation of the Preferred Stock and Option was complex and required the involvement of specialists due to the judgmental nature of the assumptions (e.g., stock price volatility, maturity, discount of the conversion option) and the fair value model (e.g., lattice-model) used in the measurement process.  These assumptions have a significant effect on the fair value measurement of the Option.

How We Addressed the Matter in Our Audit

We tested controls related to the measurement and valuation of the Option and Preferred Stock.  For example, we tested controls over management’s review of the valuation estimate, the significant valuation assumptions, and the data inputs (e.g., coupon rate, conversion ratio).  The procedures included testing controls over management’s evaluation of the assumptions, including reviews of the stock price volatility and the discount rate.  Our control testing also considered management’s review over the completeness and accuracy of the underlying data used in evaluating the measurement and valuation of the Option and Preferred Stock.

To test the measurement and valuation of the Option and Preferred Stock, our audit procedures included, among others, evaluating the valuation methodology used, the significant assumptions discussed above, and the underlying data used by management.  We involved a valuation specialist to assist with these procedures.  For example, to evaluate the volatility rate, we recalculated the mathematical accuracy of the lookback period of the Company’s publicly traded equity for the various terms, and, to evaluate the discount rate we calculated a synthetic credit rating using a regression analysis.

Measurement and valuation of reserve for franchisee notes receivable

Description of the Matter

As described in Note 2 and 16 to the consolidated financial statements, the Company has a reserve for franchisee notes receivable of $3.6 million (“Reserve for Franchisee Notes Receivables”) against a gross balance of franchisee notes receivables of $44.4 million at December 29, 2019.  The Reserve for Franchisee Notes Receivables is recorded to reduce the outstanding notes receivable to their net realizable values based on a review of each franchisee’s economic performance and market conditions after consideration of the fair value of the Company’s collateral rights (e.g., underlying franchisee business, property and equipment) and any guarantees.

Auditing the valuation of the Reserve for Franchisee Notes Receivables is challenging due to the judgment inherent in estimating the fair value of the Company’s collateral rights, which has a significant effect on the measurement of the Reserve for Franchisee Notes Receivables.

How We Addressed the Matter in Our Audit

We tested management’s controls related to the measurement and valuation of the Reserve for Franchisee Notes Receivables.  For example, we tested controls over management’s review of the progression of outstanding notes receivable and the Reserve for Franchisee Notes Receivable and the overall review of the adequacy of the Reserve for Franchisee Notes Receivable.  Where judgment was exercised by management, our audit procedures included testing controls over management’s evaluation of the assumptions, including the fair value of the collateral rights and guarantees where collateral was taken or personal guarantee given in connection with issuance of the applicable note.  Our control testing also considered management’s review over the completeness and accuracy of the underlying data used in evaluating the measurement and valuation of the Reserve for Franchisee Notes Receivables.

To test the measurement and valuation of the Reserve for Franchisee Notes Receivables, our audit procedures included, among others, evaluating the status of collection of scheduled payments for outstanding notes receivables, analyzing unit economics for franchisees to identify indicators of their financial health, evaluating the estimates of collateral value, and the underlying data used by management.  For example, to evaluate the estimates of collateral value, we compared management’s estimates to those of recently executed market transactions to understand potential market adjustments within the estimation process.

Measurement and valuation of insurance reserves

Description of the Matter

As described in Note 2 to the consolidated financial statements, as of December 29, 2019, the Company has $75.2 million accrued for self-insurance reserves (“Insurance Reserves”).  The Company is self-insured for certain obligations up to stated retention levels under its retention programs related to workers’ compensation, automobile, property and general liability programs and judgments and estimates are used by the Company in determining the potential value associated with reported claims and for events that have occurred but have not been reported.

Auditing the valuation of the Insurance Reserves was highly judgmental and complex due to the significant uncertainty in estimating the potential value of reported claims, estimating the number and potential value of incurred but not reported claims and the use of actuarial valuation methods.  The reserve estimate is sensitive to actuarial assumptions (e.g., future emergence of losses, incurred but not reported claims) used to estimate the ultimate liability for reported claims and to estimate the fair value of claims that have been incurred but have not been reported.

How We Addressed the Matter in Our Audit

We tested controls related to the measurement and valuation of the Insurance Reserves.  For example, we tested controls over management’s review of the assumptions and methods used to establish the estimate, the underlying data, significant actuarial assumptions and the related reconciliations.

To test the measurement and valuation of the Insurance Reserves, our audit procedures included, among others, performing transactional testing over the completeness and accuracy of claims data and vouching payments made to third parties.  Furthermore, we involved our actuarial specialists to assist in the evaluation of the key assumptions and methodologies used by management to determine the Insurance Reserves.

/s/ Ernst & Young LLP We have served as the Company’s auditor consecutively since 2019. Louisville, Kentucky February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Papa John’s International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Papa John’s International, Inc. and subsidiaries (the Company) as of December 30, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for the year ended December 30, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018, and the results of its operations and its cash flows for the year ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers as of January 1, 2018 due to the adoption of Topic 606.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2018 to 2019.

Louisville, Kentucky

March 8, 2019, except for Notes 2 (third paragraph), 5, and 27, as to which the date is February 26, 2020

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended
	December 29,	December 30,	December 31,
(In thousands, except per share amounts)	2019	2018	2017
		(Note)
Revenues:
Domestic Company-owned restaurant sales	$652,053	$692,380	$816,718
North America franchise royalties and fees	71,828	79,293	106,729
North America commissary revenues	612,652	609,866	673,712
International revenues	102,924	110,349	114,021
Other revenues	179,791	170,983	72,179
Total revenues	1,619,248	1,662,871	1,783,359
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	526,237	577,658	664,640
North America commissary expenses	569,180	575,103	631,537
International expenses	57,702	67,775	70,622
Other expenses	175,592	170,556	69,335
General and administrative expenses	223,460	193,534	150,866
Depreciation and amortization	47,281	46,403	43,668
Total costs and expenses	1,599,452	1,631,029	1,630,668
Refranchising and impairment gains (losses), net	4,739	(289)	(1,674)
Operating income	24,535	31,553	151,017
Investment income	1,104	817	608
Interest expense	(20,593)	(25,673)	(11,283)
Income before income taxes	5,046	6,697	140,342
Income tax (benefit) expense	(611)	2,624	33,817
Net income before attribution to noncontrolling interests	5,657	4,073	106,525
Net income attributable to noncontrolling interests	(791)	(1,599)	(4,233)
Net income attributable to the Company	$4,866	$2,474	$102,292

Calculation of net (loss) income for earnings per share:
Net income attributable to the Company	$4,866	$2,474	$102,292
Preferred stock dividends and accretion	(12,499)	—	—
Change in noncontrolling interest redemption value	—	—	1,419
Net income attributable to participating securities	—	—	(423)
Net (loss) income attributable to common shareholders	$(7,633)	$2,474	$103,288

Basic (loss) earnings per common share	$(0.24)	$0.08	$2.86
Diluted (loss) earnings per common share	$(0.24)	$0.08	$2.83

Basic weighted average common shares outstanding	31,632	32,083	36,083
Diluted weighted average common shares outstanding	31,632	32,299	36,522

Dividends declared per common share	$0.90	$0.90	$0.85

Note:  The 2018 Consolidated Statement of Operations has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See “Note 2” of “Notes to Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Year ended
	December 29,	December 30,	December 31,
(In thousands)	2019	2018	2017
		(Note)

Net income before attribution to noncontrolling interests	$5,657	$4,073	$106,525
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments (1)	1,638	(4,903)	4,570
Interest rate swaps (2)	(10,783)	4,254	1,421
Other comprehensive (loss) income, before tax	(9,145)	(649)	5,991
Income tax effect:
Foreign currency translation adjustments (1)	(377)	1,110	(1,691)
Interest rate swaps (3)	2,480	(1,032)	(530)
Income tax effect (4)	2,103	78	(2,221)
Other comprehensive (loss) income, net of tax	(7,042)	(571)	3,770
Comprehensive (loss) income before attribution to noncontrolling interests	(1,385)	3,502	110,295
Less: comprehensive loss (income), redeemable noncontrolling interests	519	488	(2,195)
Less: comprehensive (income), nonredeemable noncontrolling interests	(1,310)	(2,087)	(2,038)
Comprehensive (loss) income attributable to the Company	$(2,176)	$1,903	$106,062
(1)On June 15, 2018, the Company refranchised 34 Company-owned restaurants and a quality control center located in China. In conjunction with the transaction, approximately $1,300 of accumulated other comprehensive income and $300 associated deferred tax related to foreign currency translation were reversed. See “Note 12” of “Notes to Consolidated Financial Statements” for additional information.

(2)Amounts reclassified out of accumulated other comprehensive income (loss) into net interest expense included $660, ($22) and ($421) for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.

(3)The income tax effects of amounts reclassified out of accumulated other comprehensive income (loss) were ($152), $5 and $156 for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.

(4)As of January 1, 2018, we adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” and reclassified stranded tax effects of approximately $455 to retained earnings in the first quarter of 2018. See “Note 2” of “Notes to Consolidated Financial Statements” for additional information.

Note:  The 2018 Consolidated Statement of Comprehensive Income has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See “Note 2” of “Notes to Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 29,	December 30,
(In thousands)	2019	2018
		(Note)
Assets
Current assets:
Cash and cash equivalents	$27,911	$33,258
Accounts receivable (less allowance for doubtful accounts of $7,341 in 2019 and $4,205 in 2018)	80,921	78,118
Notes receivable, current portion	7,790	5,498
Income tax receivable	4,024	16,146
Inventories	27,529	27,203
Prepaid expenses and other current assets	33,371	36,054
Total current assets	181,546	196,277
Property and equipment, net	211,741	226,894
Finance lease right-of-use assets, net	9,383	—
Operating lease right-of-use assets	148,229	—
Notes receivable, less current portion (less allowance for doubtful accounts of $3,572 in 2019 and $3,369 in 2018)	33,010	23,259
Goodwill	80,340	84,516
Deferred income taxes, net	1,839	1,137
Other assets	64,633	63,814
Total assets	$730,721	$595,897

Liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$29,141	$27,106
Income and other taxes payable	7,599	6,590
Accrued expenses and other current liabilities	120,566	129,167
Current deferred revenue	5,624	6,022
Current finance lease liabilities	1,789	—
Current operating lease liabilities	23,226	—
Current portion of long-term debt	20,000	20,009
Total current liabilities	207,945	188,894
Deferred revenue	14,722	17,250
Long-term finance lease liabilities	7,629	—
Long-term operating lease liabilities	125,297	—
Long-term debt, less current portion, net	347,290	601,126
Deferred income taxes, net	2,649	7,852
Other long-term liabilities	84,927	79,324
Total liabilities	790,459	894,446

Series B Convertible Preferred Stock; $0.01 par value; 260.0 shares authorized, 252.5 shares issued and outstanding at December 29, 2019; no shares issued at December 30, 2018	251,133	—
Redeemable noncontrolling interests	5,785	5,464

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 44,748 at December 29, 2019 and 44,301 at December 30, 2018)	447	443
Additional paid-in capital	219,047	192,984
Accumulated other comprehensive loss	(10,185)	(3,143)
Retained earnings	205,697	242,182
Treasury stock (12,854 shares at December 29, 2019 and 12,929 shares at December 30, 2018, at cost)	(747,327)	(751,704)
Total stockholders’ deficit	(332,321)	(319,238)
Noncontrolling interests in subsidiaries	15,665	15,225
Total Stockholders’ deficit	(316,656)	(304,013)
Total liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit	$730,721	$595,897

Note:  The 2018 Consolidated Balance Sheet has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See “Note 2” of “Notes to Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

	Papa John’s International, Inc. (Note)
	Common			Accumulated				Total
	Stock		Additional	Other			Noncontrolling	Stockholders’
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	(Deficit)
(In thousands)	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Subsidiaries	Equity
Balance at December 25, 2016	36,683	$441	$172,573	$(5,887)	$219,278	$(390,316)	$13,712	$9,801
Net income (1)	—	—	—	—	102,292	—	2,038	104,330
Other comprehensive income	—	—	—	3,770	—	—	—	3,770
Cash dividends on common stock	—	—	136	—	(30,728)	—	—	(30,592)
Exercise of stock options	147	1	6,259	—	—	—	—	6,260
Acquisition of Company common stock	(2,960)	—	—	—	—	(209,586)	—	(209,586)
Stock-based compensation expense	—	—	10,413	—	—	—	—	10,413
Issuance of restricted stock	54	—	(2,427)	—	—	2,427	—	—
Tax effect of restricted stock awards	—	—	(2,428)	—	—	—	—	(2,428)
Change in redemption value of noncontrolling interests	—	—	—	—	1,419	—	—	1,419
Contributions from noncontrolling interests	—	—	—	—	—	—	2,956	2,956
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,949)	(2,949)
Other	7	—	259	—	(10)	403	—	652
Balance at December 31, 2017	33,931	$442	$184,785	$(2,117)	$292,251	$(597,072)	$15,757	$(105,954)
Cumulative effect of adoption of ASU 2014-09 (2)	—	—	—	—	(24,359)	—	—	(24,359)
Adjusted balance at January 1, 2018	33,931	442	184,785	(2,117)	267,892	(597,072)	15,757	(130,313)
Net income (1)	—	—	—	—	2,474	—	1,874	4,348
Other comprehensive loss	—	—	—	(571)	—	—	—	(571)
Adoption of ASU 2018-02 (3)	—	—	—	(455)	455	—	—	—
Cash dividends on common stock	—	—	145	—	(28,944)	—	—	(28,799)
Exercise of stock options	75	1	2,698	—	—	—	—	2,699
Acquisition of Company common stock	(2,697)	—	—	—	—	(158,049)	—	(158,049)
Stock-based compensation expense	—	—	9,936	—	—	—	—	9,936
Issuance of restricted stock	56	—	(3,005)	—	—	3,005	—	—
Tax effect of restricted stock awards	—	—	(1,521)	—	—	—	—	(1,521)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,406)	(2,406)
Other	7	—	(54)	—	305	412	—	663
Balance at December 30, 2018 (Restated)	31,372	$443	$192,984	$(3,143)	$242,182	$(751,704)	$15,225	$(304,013)

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity (continued)

	Papa John’s International, Inc.
	Common			Accumulated				Total
	Stock		Additional	Other			Noncontrolling	Stockholders’
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	(Deficit)
(In thousands)	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Equity
Balance at December 30, 2018 (Restated)	31,372	$443	$192,984	$(3,143)	$242,182	$(751,704)	$15,225	$(304,013)
Net income (1)	—	—	—	—	4,866	—	1,310	6,176
Other comprehensive loss	—	—	—	(7,042)	—	—	—	(7,042)
Cash dividends on common stock	—	—	209	—	(28,761)	—	—	(28,552)
Cash dividends on preferred stock	—	—	—	—	(10,020)	—	—	(10,020)
Dividends declared on preferred stock	—	—	—	—	(2,273)	—	—	(2,273)
Exercise of stock options	447	4	16,006	—	—	—	—	16,010
Stock-based compensation expense	—	—	15,303	—	—	—	—	15,303
Issuance of restricted stock	63	—	(3,681)	—	—	3,681	—	—
Tax effect of restricted stock awards	—	—	(1,433)	—	—	—	—	(1,433)
Distributions to noncontrolling interests	—	—	—	—	—	—	(870)	(870)
Other	12	—	(341)	—	(297)	696	—	58
Balance at December 29, 2019	31,894	$447	$219,047	$(10,185)	$205,697	$(747,327)	$15,665	$(316,656)
(1)	Net income to the Company at December 29, 2019, December 30, 2018 and December 31, 2017 excludes $791, $1,599 and $4,233, respectively, allocable to the noncontrolling interests for our joint venture arrangements.
(2)	As of January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers”. See “Note 2” and “Note 6” of “Notes to Consolidated Financial Statements” for additional information.
(3)	As of January 1, 2018, the Company adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” and reclassified stranded tax effects of approximately $455 to retained earnings in the first quarter of 2018. See “Note 2” of “Notes to Consolidated Financial Statements” for additional information.

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

At December 29, 2019, the accumulated other comprehensive loss of $10,185 was comprised of net unrealized foreign currency translation loss of $5,598 and a net unrealized loss on the interest rate swap agreements of $4,587.

Note:  The 2018 Consolidated Statement of Stockholders’ (Deficit) Equity has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See “Note 2” of “Notes to Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 29,	December 30,	December 31,
(In thousands)	2019	2018	2017
		(Note)
Operating activities
Net income before attribution to noncontrolling interests	$5,657	$4,073	$106,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	3,139	6,849	29
Depreciation and amortization	47,281	46,403	43,668
Deferred income taxes	(3,764)	1,620	498
Preferred stock option mark-to-market adjustment	5,914	—	—
Stock-based compensation expense	15,303	9,936	10,413
(Gain) loss on refranchising	(4,739)	289	—
Impairment loss	—	—	1,674
Other	3,203	5,677	3,375
Changes in operating assets and liabilities:
Accounts receivable	(5,329)	2,157	(7,358)
Income tax receivable	12,122	(12,157)	(1,531)
Inventories	(326)	3,093	(5,485)
Prepaid expenses	792	(1,039)	(4,414)
Other current assets	(277)	4,834	(1,158)
Other assets and liabilities	(6,354)	1,464	(742)
Accounts payable	2,035	(400)	(8,743)
Income and other taxes payable	1,009	(3,971)	1,897
Accrued expenses and other current liabilities	(11,331)	21,753	(3,012)
Deferred revenue	(2,586)	1,873	(661)
Net cash provided by operating activities	61,749	92,454	134,975
Investing activities
Purchases of property and equipment	(37,711)	(42,028)	(52,593)
Loans issued	(15,864)	(10,463)	(8,103)
Repayments of loans issued	5,616	5,805	4,185
Acquisitions, net of cash acquired	—	—	(21)
Proceeds from divestitures of restaurants	13,495	7,707	—
Other	1,889	180	34
Net cash used in investing activities	(32,575)	(38,799)	(56,498)
Financing activities
Proceeds from issuance of preferred stock	252,530	—	—
Issuance costs associated with preferred stock	(7,527)	—	—
Proceeds from issuance of term loan	—	—	400,000
Repayments of term loan	(15,000)	(20,000)	(5,000)
Net (repayments) proceeds of revolving credit facilities	(240,026)	163,585	(225,575)
Debt issuance costs	—	(1,913)	(3,181)
Dividends paid to common stockholders	(28,552)	(28,985)	(30,720)
Dividends paid to preferred stockholders	(10,020)	—	—
Tax payments for equity award issuances	(1,433)	(1,521)	(2,428)
Proceeds from exercise of stock options	16,010	2,699	6,260
Acquisition of Company common stock	—	(158,049)	(209,586)
Contributions from noncontrolling interest holders	840	—	2,956
Distributions to noncontrolling interest holders	(870)	(4,269)	(5,449)
Other	(526)	356	663
Net cash used in financing activities	(34,574)	(48,097)	(72,060)
Effect of exchange rate changes on cash and cash equivalents	53	(191)	365
Change in cash and cash equivalents	(5,347)	5,367	6,782
Cash and cash equivalents at beginning of period	33,258	27,891	15,563
Cash and cash equivalents at end of period	$27,911	$33,258	$22,345

Note: The 2018 Consolidated Statement of Cash Flows has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See “Note 2” of “Notes to Consolidated Financial Statements” under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”), operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” in 49 countries and territories as of December 29, 2019. Substantially all revenues are derived from retail sales of pizza and other food and beverage products by Company-owned restaurants, franchise royalties, sales of franchise and development rights, and sales to franchisees of food and paper products, printing and promotional items and information systems and related services used in their operations.

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

During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of PJMF and determined that the Company has the power to control certain significant activities of PJMF, as defined by Accounting Standards Codification 810 (“ASC 810”), Consolidations.  Therefore, the Company is the primary beneficiary of PJMF, and per ASC 810, must consolidate the VIE.  Prior to 2019, the Company did not consolidate PJMF despite having power to control certain significant activities of PJMF.  The Company has concluded the previous conclusion to not consolidate PJMF was an immaterial error and the Company has corrected this immaterial error by restating the 2018 consolidated financial statements and related notes included herein to include PJMF. See Note 27 for the immaterial impacts of this error correction in fiscal year 2018.  Fiscal year 2017 was not restated, as consolidating PJMF was not material to the results of operations.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks except for the 2017 fiscal year, which consisted of 53 weeks.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Significant items that are subject to such estimates and assumptions include allowance for doubtful accounts and notes receivable, intangible assets, contract assets and contract liabilities including the customer loyalty program obligation, right-of-use assets and lease liabilities, gift card breakage, insurance reserves and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

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

Our North American customer loyalty program, Papa Rewards, is a spend-based program that rewards customers with points for each purchase.  Papa Rewards points are accumulated and redeemed. During the fourth quarter of 2018, the program transitioned from product-based rewards to dollar off discounts (“Papa Dough”), which can be used on future purchases within a six month expiration window.  The accrued liability in the Consolidated Balance Sheets, and corresponding reduction of Company-owned restaurant sales in the Consolidated Statements of Operations, is for the estimated reward redemptions at domestic Company-owned restaurants based upon estimated redemption patterns. The liability related to Papa Rewards is calculated using the estimated redemption value for which the points and accumulated rewards are expected to be redeemed. Revenue is recognized when the customer redeems the Papa Dough reward. Prior to the adoption of Topic 606, the liability related to Papa Rewards was estimated using the incremental cost accrual model which was based on the expected cost to satisfy the award and the corresponding expense was recorded in general and administrative expenses in the Consolidated Statements of Operations.

Franchise Royalties and Fees

Franchise royalties, which are based on a percentage of franchise restaurant sales, are recognized as sales occur.  Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors, including acceleration of restaurant remodels or equipment upgrades, are recognized at the same time as the related royalty, as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on a monthly basis.

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

Commissary Sales

Commissary sales are comprised of food and supplies sold to franchised restaurants and are recognized as revenue upon shipment of the related products to the franchisees. Payments are generally due within 30 days.

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

Rental income, primarily derived from properties leased by the Company and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms, in accordance with ASC Topic 842, “Leases”, similar to previous guidance.

Franchise Marketing Fund revenues represent contributions collected by PJMF and various other international and domestic marketing funds (“Co-op” or “Co-operative” Funds) where we have determined for purposes of accounting that we have control over the significant activities of the funds.  PJMF funds its operations with ongoing financial support and contributions from the domestic restaurants, of which approximately 80% are franchised restaurant members.  Contributions are based on a percentage of monthly restaurant sales and are billed monthly.  The adoption of Topic 606 revised the principal versus agent determination of these arrangements. When we are determined to be the principal in these arrangements, advertising fund contributions and expenditures are reported on a gross basis in the Consolidated Statements of Operations.  Our obligation related to these funds is to develop and conduct advertising activities in a specific country, region, or market, including the placement of electronic and print materials.

There are no expiration dates and we do not deduct non-usage fees from outstanding gift cards.  While the Company and the franchisees continue to honor all gift cards presented for payment, the likelihood of redemption may be determined to be remote for certain cards due to long periods of inactivity.  In these circumstances, the Company recognizes breakage revenue for amounts not subject to unclaimed property laws. Based upon our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote.  Breakage revenue is recognized over time in proportion to estimated redemption patterns as Other revenue.  Commissions on gift cards sold by third parties are recorded as a reduction to Deferred revenue and a reduction to Other revenue based upon estimated redemption patterns.

For periods prior to the adoption of Topic 606, the revenues and expenses of certain international advertising funds and the Co-op Funds in which we possess majority voting rights were included in our Consolidated Statements of Operations on a net basis, as we previously concluded we were the agent in regard to the funds based upon principal/agent determinations in industry-specific guidance that was in effect during those time periods.

Advertising and Related Costs

Domestic Company-owned advertising and related costs of $54.3 million, $60.8 million and $72.3 million in 2019, 2018 and 2017, respectively, include the costs of domestic Company-owned local restaurant activities such as mail coupons, door hangers and promotional items and contributions to PJMF and various local market cooperative advertising funds. Contributions by domestic Company-owned and franchised restaurants to PJMF and the Co-op Funds are based on an established percentage of monthly restaurant revenues.  PJMF is responsible for developing and conducting marketing and advertising for the domestic Papa John’s system. The Co-op Funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by PJMF. During 2019 and 2018, the Company also contributed $27.5 million and $10.0 million, respectively, to PJMF to increase marketing and promotional activities which is included in general and administrative expenses and is a part of Special charges.  See Note 19 for additional information.

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

As further described in Recent Accounting Pronouncements and Note 3, the Company adopted ASU 2016-02 “Leases (Topic 842)” in the first quarter of 2019.

Stock-Based Compensation

Compensation expense for equity grants is estimated on the grant date, net of projected forfeitures, and is recognized over the vesting period (generally in equal installments over three years). Restricted stock is valued based on the market price of the Company’s shares on the date of grant. Stock options are valued using a Black-Scholes option pricing model. Our specific assumptions for estimating the fair value of options are included in Note 23.

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

See Recent Accounting Pronouncements for information on the impact of the adoption effective December 30, 2019, of the new credit loss accounting guidance, ASU 2016-13, “Credit Losses”.

Notes Receivable

The Company provides financing to select franchisees principally for use in the construction and development of their restaurants and for the purchase of restaurants from the Company or other franchisees. Most notes receivable bear interest at fixed or floating rates and are generally secured by the assets of each restaurant and the ownership interests in the franchise.  In 2019 and 2018, the Company also provided certain franchisees with royalty payment plans.  We establish a reserve for franchisee notes receivables to reduce the outstanding notes receivable to their net realizable values based on a review of each franchisee’s economic performance and market conditions after consideration of the fair value of our underlying collateral rights (e.g., underlying franchisee business, property and equipment) and any guarantees. Note balances are charged off against the allowance after recovery efforts have ceased.

See Recent Accounting Pronouncements for information on the impact of the adoption effective December 30, 2019, of the new credit loss accounting guidance, ASU 2016-13, “Credit Losses”.

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

Depreciation expense was $45.9 million in 2019, $45.6 million in 2018 and $42.6 million in 2017.

Deferred Costs

We capitalize certain information systems development and related costs that meet established criteria. Amounts capitalized, which are included in property and equipment, are amortized principally over periods not exceeding five years upon completion of the related information systems project. Total costs deferred were approximately $3.5 million in 2019, $4.3 million in 2018 and $4.1 million in 2017. The unamortized information systems development costs approximated $11.5 million and $12.3 million as of December 29, 2019 and December 30, 2018, respectively.

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

We elected to perform a qualitative assessment for our domestic Company-owned restaurants, PJUK, China, and Preferred Marketing Solutions operations in the fourth quarter of 2019.  As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts.  Subsequent to completing our goodwill impairment tests, no indicators of impairment were identified.  See Note 13 for additional information.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, significantly decreasing the U.S. federal income tax rate for corporations effective January 1, 2018.  On that same date, the Securities and Exchange Commission  staff also issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, “Income Taxes.”  As a result, we remeasured our deferred tax assets, liabilities and related valuation allowances in 2017.  This remeasurement yielded a 2017 benefit of approximately $7.0 million due to the lower income tax rate.  See Note 20 for additional information. Our net deferred income tax liability was approximately $800,000 at December 29, 2019.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized decreases in income tax expense of $400,000 and $1.7 million in 2019 and 2017, respectively, associated with the finalization of certain income tax matters.  There were no amounts recognized in 2018 as there were no related events.  See Note 20 for additional information.

Insurance Reserves

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels under our retention programs. Retention limits generally range from $100,000 to $1.0 million.

Losses are accrued based upon undiscounted estimates of the liability for claims incurred and for events that have occurred but have not been reported using certain third-party actuarial projections and our claims loss experience. The determination of the recorded insurance reserves is highly judgmental and complex due to  the significant uncertainty in the potential value of reported claims and the number and potential value of incurred but not reported claims, the application of significant judgment in making those estimates and the use of various actuarial valuation methods. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims differ significantly from historical trends used to estimate the insurance reserves recorded by the Company. The Company records estimated losses above retention within its reserve with a corresponding receivable for expected amounts due from insurance carriers.

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

In April 2019, we reduced the notional value of our swaps by $50.0 million as a result of paying down a substantial portion of debt under our Revolving Facility using the proceeds received from the sale of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The termination of $50.0 million of notional swap value was not significant to our results of operations.

We recognized (loss) income of ($10.8) million (($8.3) million after tax) in 2019, $4.3 million ($3.2 million after tax) in 2018, and $1.4 million ($0.9 million after tax) in 2017 in other comprehensive (loss)/income for the net change in the fair value of our interest rate swaps. See Note 14 for additional information on our debt and credit arrangements.

Noncontrolling Interests

At December 29, 2019, the Company has four joint ventures consisting of 192 restaurants, which have noncontrolling interests. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Consolidated Statements of Operations of income attributable to the noncontrolling interest holder.

The following summarizes the redemption feature, location and related accounting within the Consolidated Balance Sheets for these four joint venture arrangements:

Type of Joint Venture Arrangement	Location within the Balance Sheets	Recorded Value

Joint ventures with no redemption feature	Permanent equity	Carrying value
Joint ventures with option to require the Company to purchase the noncontrolling interest - not currently redeemable or redemption not probable	Temporary equity	Carrying value

See Notes 11 and 12 for additional information regarding noncontrolling interests and divestitures.

Foreign Currency Translation

The local currency is the functional currency for each of our foreign subsidiaries. Revenues and expenses are translated into U.S. dollars using monthly average exchange rates, while assets and liabilities are translated using year-end exchange rates and historical rates. The resulting translation adjustments are included as a component of accumulated other comprehensive loss, net of income taxes. In 2018, the Company refranchised 34 Company-owned restaurants and a QC Center located in China. In conjunction with the transaction, approximately $1.3 million of accumulated other comprehensive income and $300,000 associated deferred tax related to foreign currency translation were reversed.  See Note 12 for additional information.

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

The Company adopted Topic 606 as of January 1, 2018 under the modified retrospective transition method.

Certain Tax Effects from Accumulated Other Comprehensive Income (Loss)

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”)” (“ASU 2018-02”), which allows for an entity to reclassify disproportionate income tax in AOCI caused by the Tax Act to retained earnings.  The guidance was effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years.  The Company adopted ASU 2018-02 in the first quarter of 2018 by electing to reclassify the income tax effects from AOCI to retained earnings.  The impact of the adoption was not material to our Consolidated Financial Statements.

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

The Company adopted Topic 842 as of December 31, 2018 (the first day of fiscal 2019) under the modified retrospective transition method.  See Notes 3 and 4 for additional information.

Accounting Standards to be Adopted in Future Periods

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected versus incurred losses for financial assets held.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. We will adopt the standard effective December 30, 2019. The Company is finalizing its assessment of the impact of adopting this standard on our consolidated financial statements.  We do not expect the adoption of ASU 2016-13 to result in a material change to our consolidated financial statements.

3. Adoption of ASC 842, “Leases”

The Company adopted ASU 2016-02 “Leases (Topic 842)” along with related clarifications and improvements effective at the beginning of fiscal 2019, using the modified retrospective transition method.  There was no cumulative-effect adjustment to the Company's Consolidated Balance Sheet as of December 31, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company has significant leases that include most domestic Company-owned restaurant and commissary locations.  Other domestic leases include tractor and trailer leases and other equipment used by our commissaries.  Additionally, the Company leases a significant number of restaurants within the United Kingdom; these restaurants are then subleased to the franchisees.  These leases are classified as operating leases and are included in the Operating lease right-of-use assets, Current operating lease liabilities, and Long-term operating lease liabilities captions on the Company’s Consolidated Balance Sheet.  There were no finance leases at the date of adoption of ASC 842.

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

The Company has elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward our prior lease classifications under ASC 840, “Leases (Topic 840)”. We elected to combine lease and non-lease components and have not elected the hindsight practical expedient.  Based upon the practical expedient election, leases with an initial term of 12 months or less, but greater than one month, will not be recorded on the balance sheet for select asset classes.

Adoption of Topic 842 did not have a material impact on our operating results or cash flows. Operating lease expense is recognized on a straight-line basis over the lease term and is included in Operating costs or General and administrative expenses.  Variable lease payments are expensed as incurred.

The effects of the changes made to the Company’s Consolidated Balance Sheet as of December 31, 2018 (the first day of fiscal 2019) for the adoption of Topic 842 are as follows (in thousands):

	Balance at December 30, 2018	Adjustments due to Topic 842		Balance at December 31, 2018
Assets
Current assets:
Prepaid expenses	$30,376	$(4,669)	(a)	$25,707
Other assets:
Operating lease right-of-use assets	-	161,027	(b)	161,027
Liabilities and stockholders' deficit
Current liabilities:
Current operating lease liabilities	-	25,348	(c)	25,348
Long-term liabilities:
Long-term operating lease liabilities	-	137,511	(d)	137,511
Other long-term liabilities	79,324	(6,501)	(e)	72,823

(a)	Represents the amount of first quarter 2019 rents that were prepaid as of December 30, 2018 and reclassified to operating lease right-of-use assets.
(b)	Represents the recognition of operating lease right-of-use assets, which are calculated as the initial operating lease liabilities, reduced by the year-end 2018 net carrying amounts of prepaid and deferred rent and unamortized tenant incentive liabilities.
(c)	Represents the current portion of operating lease liabilities.
(d)	Represents the recognition of operating lease liabilities, net of current portion.
(e)	Represents the net carrying amount of deferred rent liabilities and unamortized tenant incentive liabilities, which have been reclassified to operating lease right-of-use assets.

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

All leases entered into prior to the adoption of ASC 842 were classified as operating leases.  During 2019, the Company entered into new domestic tractor and trailer leases.  These leases were classified as finance leases and were included in the Finance lease right-of-use assets, net, Current finance lease liabilities, and Long-term finance lease liabilities captions on the Company’s Consolidated Balance Sheet.

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

The following schedule details the total right-of-use assets and lease liabilities on the Consolidated Balance Sheet as of December 29, 2019 and the date of adoption on December 31, 2018 (in thousands):

		December 29,	December 31,
Leases	Classification	2019	2018
Assets
Finance lease assets, net	Finance lease right-of-use assets, net	$9,383	$—
Operating lease assets, net	Operating lease right-of-use assets	148,229	161,027
Total lease assets		$157,612	$161,027
Liabilities
Current finance lease liabilities	Current finance lease liabilities	$1,789	$—
Current operating lease liabilities	Current operating lease liabilities	23,226	25,348
Noncurrent finance lease liabilities	Long-term finance lease liabilities	7,629	—
Noncurrent operating lease liabilities	Long-term operating lease liabilities	125,297	137,511
Total lease liabilities		$157,941	$162,859

Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Lease expense is comprised of operating and finance lease costs, short-term lease costs, and variable lease costs, which are primarily comprised of common area maintenance, real estate taxes, and insurance for the Company’s real estate leases.  Lease costs also include variable rent, which is primarily related to the Company’s supply chain tractor and trailer leases that are based on a rate per mile.  Lease expense for the year ended December 29, 2019 is as follows:

Year Ended
(in thousands)	December 29, 2019
Finance lease:
Amortization of right-of-use assets	$815
Interest on lease liabilities	251
Operating lease:
Operating lease cost	42,487
Short-term lease cost	2,704
Variable lease cost	9,558
Total lease costs	$55,815
Sublease income	(10,879)
Total lease costs, net of sublease income	$44,936

Future minimum lease payments under contractually-obligated leases and associated sublease income as of December 29, 2019 are as follows (in thousands):

Fiscal Year	Finance Lease Costs	Operating Lease Costs	Expected Sublease Income
2020	$2,323	$32,809	$9,412
2021	2,323	32,636	9,109
2022	2,323	27,325	8,752
2023	2,323	21,783	8,446
2024	1,507	17,438	8,168
Thereafter	55	61,629	44,364
Total future minimum lease payments	10,854	193,620	88,251
Less imputed interest	(1,436)	(45,097)	—
Total present value of Lease Liabilities	$9,418	$148,523	$88,251

Future minimum lease payments and sublease income under contractually-obligated leases as of December 30, 2018 were as follows (in thousands):

Fiscal Year	Operating Lease Costs	Expected Sublease Income
2019	$40,834	$8,079
2020	36,631	8,061
2021	31,159	7,818
2022	25,188	7,462
2023	18,694	7,182
Thereafter	57,304	42,518
Total future minimum lease payments	$209,810	$81,120

Lessor Operating Leases

We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases.  At December 29, 2019, we leased and subleased approximately 380 Papa John’s restaurants to franchisees in the United Kingdom.  The initial lease terms on the franchised sites in the United Kingdom are generally 15 years.  The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion.  Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms, in accordance with Topic 842, similar to previous guidance.

Lease Guarantees

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 122 domestic leases. These leases have varying terms, the latest of which expires in 2036.  As of December 29, 2019, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $19.2 million.  This contingent liability is not included in the Consolidated Balance Sheet or future minimum lease obligation.  The fair value of the guarantee is not material.

There were no leases recorded between related parties.

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases for the year ended December 29, 2019 is as follows:

Year Ended
(in thousands, except for weighted-average amounts)	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$269
Financing cash flows from finance leases	781
Operating cash flows from operating leases (a)	40,152
Right-of-use assets obtained in exchange for new finance lease liabilities	10,199
Right-of-use assets obtained in exchange for new operating lease liabilities	20,903
Cash received from sublease income	10,139

Weighted-average remaining lease term (in years):
Finance leases	4.75
Operating leases	7.00
Weighted-average discount rate:
Finance leases	6.38%
Operating leases	6.94%

(a) Included within the change in Other assets and liabilities within the Consolidated Statement of Cash Flows offset by non-cash operating lease asset amortization and liability accretion.

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

Assets and liabilities of PJMF, which are restricted in their use, included in the Consolidated Balance Sheets were as follows (in thousands):

	December 29,	December 30,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$4,569	$13,790
Accounts receivable, net	11,196	10,264
Income tax receivable	103	73
Prepaid expenses	1,316	441
Other current assets	-	1
Total current assets	17,184	24,569
Deferred income taxes, net	410	381
Total assets	$17,594	$24,950

Liabilities
Current liabilities:
Accounts payable	$764	$20
Accrued expenses and other current liabilities	14,287	23,455
Deferred revenue current	3,252	3,579
Debt	-	9
Total current liabilities	18,303	27,063
Deferred revenue	2,094	2,571
Total liabilities	$20,397	$29,634

6.  Revenue Recognition

Adoption of Topic 606

The Company adopted Topic 606 in the first quarter of 2018 with an adjustment to retained earnings to reflect the cumulative impact of adoption. The correction of the immaterial error regarding the consolidation of PJMF impacted the cumulative adjustment from adoption as follows:

	January 1, 2018
(In thousands)	As Reported	As Restated

Cumulative effect of adoption of Topic 606	$(21,527)	$(24,359)

The change to the cumulative effect of adoption on retained earnings is the result of the consolidation of PJMF in the Company’s consolidated financial statements effective as of the first quarter of 2018, as discussed in more detail in Note 2.  This included a change in the timing of breakage revenue and commission expense recognition under Topic 606.

The adoption of the new guidance changed the reporting of contributions made to PJMF from franchisees and the related advertising fund expenditures, which were not previously included in the Consolidated Statements of Operations. The new guidance requires these advertising fund contributions and expenditures to be reported on a gross basis in the Consolidated Statements of Operations.

Contract Balances

Our contract liabilities primarily relate to franchise fees and unredeemed gift card liabilities, which we classify as Deferred revenue, and customer loyalty program obligations, which are classified as Accrued expenses and other current liabilities.  During the years ended December 29, 2019 and December 30, 2018, the Company recognized $34.0 million and $16.3 million in revenue, respectively, related to deferred revenue and the customer loyalty program.

The contract liability balances are included in the following (in thousands):

	Contract Liabilities
	December 29, 2019	December 30, 2018	Change
Deferred revenue	$20,346	$23,272	$(2,926)
Customer loyalty program	12,049	18,019	(5,970)
Total contract liabilities	$32,395	$41,291	$(8,896)

Our contract assets consist primarily of equipment incentives provided to franchisees.  Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the agreement.  As of December 29, 2019 and December 30, 2018, the contract assets were approximately $6.0 million and $6.6 million, respectively. For the years ended December 29, 2019 and December 30, 2018, revenue was reduced approximately $3.5 million and $4.0 million, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Other current assets and Other assets.

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,372	$2,174	$1,966	$1,681	$1,433	$3,456	$13,082

Approximately $1.9 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $5.3 million, included in Deferred revenue, will be recognized as Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.

As of December 29, 2019 and December 30, 2018, the amount allocated to the Papa Rewards loyalty program is $12.0 million and $18.0 million, respectively, and is reflected in the Consolidated Balance Sheet as part of the contract liability included in Accrued expenses and other current liabilities. This will be recognized as revenue as the points are redeemed or expire, which is expected to occur within the next year.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

7.	Stockholders’ Equity (Deficit)

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock, 100.0 million shares of common stock, and 260,000 shares of Series B Preferred Stock. The Company’s outstanding shares of common stock were 31.9 million shares at December 29, 2019 and 31.4 million shares at December 30, 2018.  There were 252,530 shares of Series B Preferred Stock outstanding at December 29, 2019, and none outstanding as of December 30, 2018.

Share Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $2.075 billion of common stock under a share repurchase program that began on December 9, 1999 and expired on February 27, 2019. We repurchased 2.7 million shares of our common stock for an aggregate purchase price of $158.0 million in 2018 and 3.0 million shares of our common stock for an aggregate purchase price of $209.6 million in 2017.  We did not repurchase any shares of our common stock in 2019.  Funding for the share repurchase program was provided through our credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

Dividends

The Company recorded dividends of approximately $40.9 million for the year ended December 29, 2019 consisting of the following:

●	$28.6 million paid to common stockholders ($0.90 per share);
●	$4.3 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.90 per share);
●	$5.7 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum); and
●	$2.3 million in preferred dividends on the Series B Preferred Stock were declared with a record date of December 16, 2019 and paid on December 30, 2019.

The Company paid common stock dividends of $29.0 million in 2018 and $30.7 million in 2017.

On January 29, 2020, our Board of Directors declared a first quarter dividend of $0.225 per share of common stock (approximately $7.3 million was paid to common stockholders and $1.1 million was paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”).  The first quarter dividend on outstanding shares of Series B Preferred Stock was also declared on January 29, 2020.  The common stock dividend was paid on February 21, 2020 to stockholders of record as of the close of business on February 10, 2020.  The first quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on April 1, 2020.

Stockholder Rights Plan

On April 30, 2019, the Company’s stockholders ratified the adoption by the Board of Directors of the Rights Agreement, dated as of July 22, 2018, as amended on February 3, 2019, March 6, 2019, and October 23, 2019 (as amended, the “Rights Agreement”). The original Rights Agreement adopted by the Board of Directors on July 22, 2018 had an expiration date of July 22, 2019 and a beneficial ownership trigger threshold of 15%. On February 3, 2019, in connection with the sale and issuance of the Series B Preferred Stock to Starboard (as defined below in Note 8), the original Rights Agreement was amended to exempt Starboard from being considered an “Acquiring Person” under the Rights Agreement solely as a result of its beneficial ownership of (i) shares of common stock beneficially owned by Starboard prior to the sale and issuance of the Series B Preferred Stock, (ii) shares of Series B Preferred Stock issued or issuable to Starboard under the terms of the Securities Purchase Agreement (as defined below), and (iii) shares of the common stock (or in certain circumstances certain series of preferred stock) issuable upon conversion of the Series B Preferred Stock (or certain series of preferred stock issuable on conversion thereof) pursuant to the terms of the Certificate of Designation of Series B Preferred Stock.  On March 6, 2019, the Rights Agreement had been amended to extend the term of the Rights Agreement to March 6, 2022, increase the beneficial ownership trigger threshold at which a person becomes an acquiring person from 15% to 20%, except for a “grandfathered person” provision, and make certain other changes.  The Rights Agreement was further amended on October 23, 2019 to eliminate the “grandfathered person” provision since there are no stockholders that currently beneficially own 20% or more of the Company’s common stock.

8.  Series B Convertible Preferred Stock

On February 3, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain funds affiliated with, or managed by, Starboard Value LP (together with its affiliates, “Starboard”) pursuant to which Starboard made a $200 million strategic investment in the Company’s newly designated Series B Preferred Stock, at a purchase price of $1,000 per share. In addition, on March 28, 2019, Starboard made an additional $50 million investment in the Series B Preferred Stock pursuant to an option that was included in the Securities Purchase Agreement. The cash proceeds from the issuance of the Series B Preferred Stock to Starboard was bifurcated between the option and preferred stock at the time of issuance based on a relative fair value allocation approach.  The Company also issued $2.5 million of Series B Preferred Stock on the same terms as Starboard to certain franchisees that represented to the Company that they qualify as an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act. The initial dividend rate on the Series B Preferred Stock is 3.6% per annum of the stated value of $1,000 per share (the “Stated Value”), payable quarterly in arrears. The Series B Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. If at any time, the Company reduces the regular dividend paid to common stockholders, the Series B Preferred Stock dividend will remain the same as if the common stock dividend had not been reduced. The Series B Preferred Stock is convertible at the option of the holders at any time into shares of common stock based on the conversion rate determined by dividing the Stated Value by $50.06.  The Series B Preferred Stock is also redeemable for cash at the option of either party from and after the eight-year anniversary of issuance, subject to certain conditions.

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

Since the holders have the option to redeem their shares of Series B Preferred Stock from and after the eight-year anniversary of issuance, which may or may not be exercised, the stock is considered contingently redeemable and, accordingly, is classified as temporary equity of $251.1 million on the Consolidated Balance Sheet as of December 29, 2019. This amount is reported net of $7.5 million of related issuance costs.  In accordance with applicable accounting guidance, the Company also recorded a one-time mark-to-market temporary equity adjustment of $5.9 million for the increase in fair value for both the $50.0 million option exercised by Starboard and the shares purchased by franchisees for the period of time the option was outstanding.  The mark-to-market temporary equity adjustment was recorded in General and administrative expenses for $5.6 million (Starboard) and as a reduction to North America franchise royalties and fees of $0.3 million (Franchisees) within the Consolidated Statement of Operations with no associated tax benefit.  Over the initial eight-year term, the $251.1 million investment will be accreted to the related redemption value of approximately $252.5 million as an adjustment to Retained Earnings.

The following summarizes changes to our Series B Preferred Stock in 2019 (in thousands):

Balance at December 30, 2018	$—
Issuance of preferred stock	252,530
One-time mark-to-market adjustment	5,914
Issuance costs	(7,527)
Accretion	216
Balance at December 29, 2019	$251,133

The Company paid dividends of approximately $10.0 million to holders of Series B Preferred Stock for the year ended December 29, 2019, which consisted of a $5.7 million preferred dividend and a $4.3 million “pass-through” dividend on an as-converted basis to common stock.  The Company also declared a $2.3 million preferred dividend with a record date of December 16, 2019, which was paid on December 30, 2019.  Dividends paid to holders of Series B Preferred Stock and the related accretion are subtracted from net income attributable to the Company in determining net (loss) income attributable to common stockholders. See Note 9 for additional information.

9. (Loss) Earnings per Share

We compute (loss) earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines (loss) earnings per share for common stockholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Series B Preferred Stock and time-based restricted stock awards are participating securities because holders of such shares have non-forfeitable dividend rights and participate in undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of Series B Preferred Stock, including common dividends and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net income attributable to common stockholders.  Additionally, any accretion to redemption value is treated as a deemed dividend in the two-class EPS calculation.

Additionally, in accordance with ASC 480, “Distinguishing Liabilities from Equity”, the increase in the redemption value for the noncontrolling interest of one of our prior joint ventures reduced income attributable to common shareholders (and a decrease in redemption value increases income attributable to common shareholders).  This joint venture was divested during 2018 and thus no change in redemption value occurred in 2019 or 2018.  The change in noncontrolling interest redemption value was $1.4 million for the year ended December 31, 2017.  See Note 11 for additional information.

Basic (loss) earnings per common share are computed by dividing net income attributable to common shareholders by the weighted-average common shares outstanding. Diluted (loss) earnings per common share are computed by dividing the net (loss) income attributable to common shareholders by the diluted weighted average common shares outstanding. Diluted weighted average common shares outstanding consist of basic weighted average common shares outstanding plus weighted average awards outstanding under our equity compensation plans, which are dilutive securities.

The calculations of basic (loss) earnings per common share and diluted (loss) earnings per common share for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 are as follows (in thousands, except per share data):

	2019	2018	2017

Basic (loss) earnings per common share:
Net income attributable to the Company	$4,866	$2,474	$102,292
Preferred stock dividends and accretion	(12,499)	—	—
Change in noncontrolling interest redemption value	—	—	1,419
Net income attributable to participating securities	—	—	(423)
Net (loss) income attributable to common shareholders	$(7,633)	$2,474	$103,288

Basic weighted average common shares outstanding	31,632	32,083	36,083
Basic (loss) earnings per common share	$(0.24)	$0.08	$2.86

Diluted (loss) earnings per common share:
Net (loss) income attributable to common shareholders	$(7,633)	$2,474	$103,288

Weighted average common shares outstanding	31,632	32,083	36,083
Dilutive effect of outstanding equity awards (a)	—	216	439
Diluted weighted average common shares outstanding (b)	31,632	32,299	36,522
Diluted (loss) earnings per common share	$(0.24)	$0.08	$2.83

(a)	Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of diluted earnings per common share because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 1.2 million in 2018 and 278,000 in 2017.
(b)	The Company had 252,530 shares of Series B Preferred Stock outstanding as of December 29, 2019. For the fully diluted calculation, the Series B Preferred stock dividends were added back to net income attributable to common stockholders. The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares. This calculation was anti-dilutive.

See Note 11 for additional information regarding our noncontrolling interests and Note 23 for equity awards, including restricted stock.

10. Fair Value Measurements and Disclosures

The Company is required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity specific measurement. The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of our notes receivable, net of allowances, also approximates fair value. The fair value of the amount outstanding under our term debt and revolving credit facility approximate their carrying values due to the variable market-based interest rate (Level 2).

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 29, 2019 and December 30, 2018 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
December 29, 2019
Financial assets:
Cash surrender value of life insurance policies (a)	$33,220	$33,220	$—	$—

Financial liabilities:
Interest rate swaps (b)	6,168	—	6,168	—

December 30, 2018
Financial assets:
Cash surrender value of life insurance policies (a)	$27,751	$27,751	$—	$—
Interest rate swaps (b)	4,905	—	4,905	—
(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)	The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

There were no transfers among levels within the fair value hierarchy during fiscal 2019 or 2018.

11. Noncontrolling Interests

As of December 29, 2019, there were 192 restaurants that comprise four joint venture arrangements as compared to 183 restaurants in three joint venture arrangements at December 30, 2018.  In the second quarter of 2019, the Company entered into a new joint venture.  See Note 21 for more information.

We are required to report the consolidated net income amounts attributable to the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Consolidated Statements of Operations of income attributable to the noncontrolling interest holders.

The income before income taxes attributable to these joint ventures for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 were as follows (in thousands):

	2019	2018	2017

Papa John’s International, Inc.	$2,560	$5,794	$7,181
Noncontrolling interests	791	1,599	4,233
Total income before income taxes	$3,351	$7,393	$11,414

As of December 29, 2019, the noncontrolling interest holder of two joint ventures have the option to require the Company to purchase their interest, though not currently redeemable.  Since redemption of the noncontrolling interests is outside of the Company’s control, the noncontrolling interests are presented in the caption “Redeemable noncontrolling interests” in the Consolidated Balance Sheets.

The following summarizes changes in our redeemable noncontrolling interests in 2019 and 2018 (in thousands):

Balance at December 31, 2017	$6,738
Net loss	(274)
Distributions	(1,000)
Balance at December 30, 2018	$5,464
Net loss	(519)
Contributions	840
Distributions	—
Balance at December 29, 2019	$5,785

12. Divestitures

In the third quarter of 2019, the Company refranchised 19 Company-owned restaurants in Macon, Georgia for $5.6 million in cash proceeds.  The sale resulted in a pre-tax gain of $1.7 million shown in Refranchising gains (losses), net on the Consolidated Statement of Operations.

In connection with the divestiture, we wrote off an allocation of the goodwill related to the domestic Company-owned restaurants reporting unit of $2.0 million, which represents the pro rata fair value of the refranchised restaurants in comparison to the total fair value of the Company-owned restaurants reporting unit.

In the fourth quarter of 2019, the Company completed the refranchising of 23 Company-owned restaurants in South Florida for $7.5 million in cash proceeds.  The sale resulted in a pre-tax gain of $2.9 million shown in Refranchising gains (losses), net on the Consolidated Statement of Operations.

In connection with the divestiture, we wrote off  an allocation of the goodwill related to the domestic Company-owned restaurants reporting unit of $2.4 million, which represents the pro rata fair value of the refranchised restaurants in comparison to the total fair value of the Company-owned restaurants reporting unit.

Additionally, the Company completed the refranchising of three Company-owned restaurants during the fourth quarter of 2019.  The refranchising gains (losses), net were not material to the results of our operations.

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

In connection with the divestiture, we wrote off an allocation of the goodwill related to the domestic Company-owned restaurants reporting unit of $700,000, which represents the pro rata fair value of the refranchised restaurants in comparison to the total fair value of the Company-owned restaurants’ reporting unit.  We recorded a pre-tax refranchising gain of approximately $690,000.

In the second quarter of 2018, the Company refranchised 34 Company-owned restaurants and a quality control center located in Beijing and Tianjin, China.  The Company recorded an impairment of $1.7 million in 2017 associated with the China operations.  We recorded a pre-tax loss of approximately $1.9 million associated with the sale of the restaurants and reversed $1.3 million of accumulated other comprehensive income related to foreign currency translation as part of the disposal. The $1.9 million pre-tax loss in 2018 and impairment recorded in 2017 are recorded in refranchising and impairment gains (losses), net on the Consolidated Statements of Operations.  In addition, we also had $2.4 million of additional tax expense associated with the China refranchise in the second quarter of 2018.  This additional tax expense is primarily attributable to the required recapture of operating losses previously taken by the Company.

In the third quarter of 2018, the Company completed the refranchising of 31 stores owned through a joint venture in the Minneapolis, Minnesota market. The Company held a 70% ownership share in the restaurants being refranchised. Total consideration for the asset sale of the restaurants was $3.75 million.

In connection with the divestiture, we wrote off an allocation of the goodwill related to the domestic Company-owned restaurants reporting unit by approximately $600,000, which represents the pro rata fair value of the refranchised restaurants in comparison to the total fair value of the Company-owned restaurants’ reporting unit.  We recorded a pre-tax refranchising gain of approximately $930,000 associated with the sale of the restaurants.

13. Goodwill

The following summarizes changes in the Company’s goodwill, by reportable segment (in thousands):

	Domestic Company- owned Restaurants	International (a)	All Others	Total

Balance as of December 31, 2017	$70,048	$16,408	$436	$86,892
Divestitures (b)	(1,359)	—	—	(1,359)
Foreign currency adjustments	—	(1,017)	—	(1,017)
Balance as of December 30, 2018	68,689	15,391	436	84,516
Divestitures (c)	(4,435)	—	—	(4,435)
Foreign currency adjustments	—	259	—	259
Balance as of December 29, 2019	$64,254	$15,650	$436	$80,340

(a)	The international goodwill balances for all years presented are net of accumulated impairment of $2.3 million associated with our PJUK reporting unit.
(b)	Includes 62 restaurants located in two domestic markets.
(c)	Includes 46 restaurants located primarily in two domestic markets.

For fiscal years 2019 and 2017, we performed a qualitative impairment analysis for our domestic Company-owned restaurants, Preferred Marketing Solutions, China, and PJUK reporting units as part of our annual impairment assessment.  For fiscal year 2018, we performed a quantitative analysis on each reporting unit. No impairment charges were recorded upon the completion of our goodwill impairment tests in 2019, 2018 and 2017.

14. Debt and Credit Arrangements

Long-term debt, net consists of the following (in thousands):

	December 29,	December 30,
	2019	2018
Outstanding debt	$370,000	$625,009
Unamortized debt issuance costs	(2,710)	(3,874)
Current portion of long-term debt	(20,000)	(20,009)
Total long-term debt, less current portion, net	$347,290	$601,126

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $10.0 million was outstanding as of December 29, 2019, and a secured term loan facility with an outstanding balance of $360.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or LIBOR plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants.  These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0.  Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.  The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.25 to 1.0 beginning in the third quarter of 2018, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.00 to 1.0 beginning in the third quarter of 2018 and increasing over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at December 29, 2019.

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

Our outstanding debt of $370.0 million at December 29, 2019 under the PJI Facilities was composed of $360.0 million outstanding under the Term Loan Facility and $10.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at December 29, 2019 was approximately $343.8 million.

As of December 29, 2019, the Company had approximately $2.7 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

We attempt to minimize interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Credit Agreement. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities. In April 2019, we reduced the notional value of our swaps by $50.0 million as a result of paying down a substantial portion of debt under our Revolving Facility using the proceeds received from the sale of Series B Preferred Stock. The termination of $50.0 million of notional swap value was not significant to our results of operations.

As of December 29, 2019, we have the following interest rate swap agreements with a total notional value of $350 million:

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

The following table provides information on the location and amounts of our swaps in the accompanying Consolidated Financial Statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	December 29,	December 30,
Balance Sheet Location	2019	2018

Other current and long-term assets	$—	$4,905
Other current and long-term liabilities	$6,168	$—

The effect of derivative instruments on the accompanying Consolidated Financial Statements is as follows (in thousands):

		Location of Gain	Amount of Gain
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	Total Interest Expense
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	on Consolidated
Hedging	in AOCI/AOCL	AOCI/AOCL into	AOCI/AOCL into	Statements of
Relationships	on Derivative	Income	Income	Operations

Interest rate swaps:
2019	$(8,303)	Interest expense	$660	$(20,593)
2018	$3,222	Interest expense	$(22)	$(25,673)
2017	$891	Interest expense	$(421)	$(11,283)

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 4.1%,  3.9%, and 2.7% in fiscal 2019, 2018, and 2017, respectively.  Interest paid, including payments made or received under the swaps, was $18.1 million in 2019, $23.5 million in 2018, and $10.8 million in 2017.  As of December 29, 2019, the portion of the aggregate $6.2 million interest rate swap liability that would be reclassified into net interest expense during the next twelve months approximates $2.3 million.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”).  The PJMF Revolving Facility is secured by substantially all assets of PJMF.  The PJMF Revolving Facility matures on September 30, 2020.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 4.1%, 3.4%, and 2.5% in fiscal 2019, 2018, and 2017, respectively.  There was no balance outstanding under the PJMF Revolving Facility as of December 29, 2019.  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

15. Net Property and Equipment

Net property and equipment consists of the following (in thousands):

	December 29,	December 30,
	2019	2018
Land	$33,349	$33,833
Buildings and improvements	91,514	91,665
Leasehold improvements	121,127	125,192
Equipment and other	423,556	402,991
Construction in progress	6,860	11,491
Total property and equipment	676,406	665,172
Accumulated depreciation and amortization	(464,665)	(438,278)
Net property and equipment	$211,741	$226,894

16. Notes Receivable

Selected domestic and international franchisees have borrowed funds from the Company, principally for use in the construction and development of their restaurants. In 2019 and 2018, the Company also provided certain franchisees with royalty payment plans.  We have also entered into loan agreements with certain franchisees that purchased restaurants from us or from other franchisees. Loans outstanding were approximately $40.8 million and $28.8 million on a consolidated basis as of December 29, 2019 and December 30, 2018, respectively, net of allowance for doubtful accounts.

The majority of notes receivable bear interest at fixed or floating rates and are generally secured by the assets of each restaurant and the ownership interests in the franchisee. Interest income recorded on franchisee loans was approximately $800,000 in 2019, $750,000 in 2018 and $579,000 in 2017 and is reported in investment income in the accompanying Consolidated Statements of Operations.

Based on our review of certain borrowers’ economic performance, underlying collateral value or guarantees, we established allowances of $3.6 million and $3.4 million as of December 29, 2019 and December 30, 2018, respectively, for potentially uncollectible notes receivable. The following summarizes changes in our notes receivable allowance for doubtful accounts (in thousands):

Balance as of December 31, 2017	$1,047
Recovered from costs and expenses	(393)
Additions, net of notes written off	2,715
Balance as of December 30, 2018	3,369
Recovered from costs and expenses	(77)
Additions, net of notes written off	280
Balance as of December 29, 2019	$3,572

17. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 29,	December 30,
	2019	2018
Insurance reserves, current	$32,028	$33,769
Salaries, benefits and bonuses	22,659	12,979
Marketing	15,930	27,746
Customer loyalty program	12,049	18,019
Purchases	10,768	11,336
Consulting and professional fees	7,180	8,693
Rent	4,274	3,932
Legal costs	3,487	2,093
Deposits	2,026	1,415
Utilities	405	1,478
Other	9,760	7,707
Total	$120,566	$129,167

18. Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 29,	December 30,
	2019	2018
Insurance reserves	$45,151	$42,144
Deferred compensation plan	33,220	27,796
Accrued rent (a)	—	6,461
Other	6,556	2,923
Total	$84,927	$79,324

(a) See Note 2 “Significant Accounting Policies” for Leases and Note 3 “Adoption of ASC 842, Leases” for additional information regarding the change in accounting for accrued rent, which is now classified against right-of-use assets for operating leases.

19. Other General Expenses

Other general expenses are included within General and administrative expenses and primarily consist of the following (in thousands):

		Year Ended
	December 29,	December 30,	December 31,
	2019	2018	2017
Provision (credit) for uncollectible accounts and notes receivable (a)	$2,764	$3,338	$(1,441)
Loss on disposition of fixed assets	1,130	2,233	2,493
Papa Rewards (b)	-	-	1,046
Franchise support initiative (c)	-	34	2,986
Other (income) expense	(915)	(1,725)	343
Other general expenses	2,979	3,880	5,427
Special charges (d)(e)	41,322	35,316	-
Administrative expenses (f)(g)	179,159	154,338	145,439
General and administrative expenses	$223,460	$193,534	$150,866

(a)	Bad debt recorded on accounts receivable and notes receivable.
(b)	Online customer loyalty program costs in 2017 which are now recorded as a change in Domestic Company-owned restaurant revenue under Topic 606.
(c)	Franchise incentives include incentives to franchisees for opening new restaurants. In 2018, the Company adopted Topic 606 with updated accounting guidelines for new store equipment incentives, which are now recorded as a reduction of commissary revenues.
(d)	The Special charges for the year ended December 29, 2019 include the following:
(1)	$27.5 million of marketing fund investments;
(2)	$5.9 million of legal and advisory fees primarily associated with the review of a wide range of strategic opportunities that culminated in a strategic investment in the Company by affiliates of Starboard;
(3)	$5.6 million related to a one-time mark-to-market adjustment from the increase in value of the Starboard option to purchase Series B Preferred Stock that culminated in the purchase of $50.0 million of Series B Preferred Stock in late March. See Note 8 for additional information; and
(4)	$2.4 million that includes severance costs for the Company’s former CEO as well as costs related to the termination of a license agreement for intellectual property no longer being utilized.
(e)	The Special charges for the year ended December 30, 2018 include the following:
(1)	$10.0 million of marketing fund investments;
(2)	$19.5 million of advisory and legal costs primarily associated with the review of a wide range of strategic opportunities that culminated in a strategic investment in the Company by affiliates of Starboard and a third-party audit of the culture at Papa John’s commissioned by a special committee of the Board of Directors; and
(3)	$5.8 million of reimaging costs at nearly all domestic restaurants including costs to replace or write-off certain branded assets.
(f)	The increase in administrative expenses of $24.8 million for the year ended December 29, 2019 compared to the prior year comparable periods was primarily due to higher management incentive costs, including equity compensation, and higher legal and professional fees not associated with Special charges.
(g)	The increase in administrative expenses of $8.9 million for the year ended December 29, 2018 compared to the prior year comparable period was mainly due to higher technology initiative costs and a $1.5 million contribution to our newly formed Papa John’s Foundation, a separate legal entity that is not consolidated in the Company’s results. In addition, administrative expenses increased due to higher legal and professional fees not associated with the Special charges.

20. Income Taxes

The following table presents the domestic and foreign components of income (loss) before income taxes for 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Domestic (loss) income	$(16,065)	$(9,665)	$122,828
Foreign income	21,111	16,362	17,514
Total income	$5,046	$6,697	$140,342

Included within the foreign income before income taxes above is $15.6 million, $12.1 million, and $3.0 million of foreign sourced income subject to foreign withholding taxes for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

A summary of the (benefit) provision for income tax follows (in thousands):

	2019	2018	2017
Current:
Federal	$(2,734)	$(5,262)	$28,951
Foreign	5,077	4,736	4,602
State and local	810	1,530	(234)
Deferred	(3,764)	1,620	498
Total income taxes	$(611)	$2,624	$33,817

Significant deferred tax assets (liabilities) follow (in thousands):

	December 29,	December 30,
	2019	2018
Accrued liabilities	$16,686	$16,828
Accrued bonuses	2,308	724
Other assets and liabilities	16,244	10,705
Equity awards	7,196	5,862
Lease liability	30,756	—
Other	2,418	2,482
Net operating losses	8,205	1,555
Foreign tax credit carryforwards	10,049	7,230
Total deferred tax assets	93,862	45,386
Valuation allowances	(17,303)	(8,183)
Total deferred tax assets, net of valuation allowances	76,559	37,203

Deferred expenses	(9,521)	(5,970)
Accelerated depreciation	(27,299)	(24,239)
Goodwill	(9,510)	(12,645)
Right-of-use asset	(30,257)	—
Other	(782)	(1,064)
Total deferred tax liabilities	(77,369)	(43,918)
Net deferred liability	$(810)	$(6,715)

The Company had approximately $6.6 million of state deferred tax assets primarily related to state net operating loss carryforwards as of December 29, 2019.  Our ability to utilize these state deferred tax assets is dependent on our ability to generate earnings in future years in the respective state jurisdictions.  The Company provided a full valuation allowance of $6.6 million for these state deferred tax assets as we believe realization based on the more-likely-than-not criteria has not been met as of December 29, 2019.

The Company had approximately $6.2 million and $5.3 million of foreign net operating loss and capital loss carryovers as of December 29, 2019 and December 30, 2018, respectively.  The Company had approximately $0.5 million and $0.6 million of valuation allowances primarily related to the foreign capital losses as of December 29, 2019 and December 30, 2018, respectively. A substantial majority of our foreign net operating losses do not have an expiration date.

In addition, the Company had approximately $10.0 million in foreign tax credit carryforwards as of December 29, 2019 that expire ten years from inception in years 2025 through 2028.  Our ability to utilize these foreign tax credit carryforwards is dependent on our ability to generate foreign earnings in future years sufficient to claim foreign tax credits in excess of foreign taxes paid in those years.  The Company provided a full valuation allowance of $10.0 million for these foreign tax credit carryforwards as we believe realization based on the more-likely-than-not criteria has not been met as of December 29, 2019.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 is as follows in both dollars and as a percentage of income before income taxes ($ in thousands):

	2019		2018		2017
	Income Tax	Income	Income Tax	Income	Income Tax	Income
	Expense	Tax Rate	Expense	Tax Rate	Expense	Tax Rate

Tax at U.S. federal statutory rate	$1,060	21.0%	$1,406	21.0%	$49,120	35.0%
State and local income taxes	79	1.6%	150	2.2%	2,432	1.7%
Foreign income taxes	5,058	100.2%	4,879	72.9%	5,306	3.8%
Income of consolidated partnerships
attributable to noncontrolling interests	(177)	(3.5)%	(371)	(5.6)%	(1,554)	(1.1)%
Non-qualified deferred compensation plan
(income) loss	(1,260)	(25.0)%	483	7.2%	(1,236)	(0.9)%
Excess tax (benefits) expense on equity awards	(212)	(4.2)%	447	6.7%	(1,879)	(1.4)%
Preferred stock option mark-to-market adjustment	1,338	26.5%	—	—%	—	—%
Remeasurement of deferred taxes	—	—%	—	—%	(7,020)	(5.0)%
Tax credits	(6,128)	(121.4)%	(6,945)	(103.7)%	(6,909)	(4.9)%
Disposition of China	—	—%	4,118	61.5%	—	—%
Other	(369)	(7.3)%	(1,543)	(23.0)%	(4,443)	(3.1)%
Total	$(611)	(12.1)%	$2,624	39.2%	$33,817	24.1%

Cash for income taxes (received) paid were ($6.2) million in 2019, $14.0 million in 2018 and $37.2 million in 2017.

On December 22, 2017, the Tax Cuts and Jobs Act, (the “Tax Act”) was signed into law.  The Tax Act contained substantial changes to the Internal Revenue Code, including a reduction of the corporate tax rate from 35% to 21% effective January 1, 2018.  Upon enactment, 2017 deferred tax assets and liabilities were remeasured. This remeasurement yielded a benefit of approximately $7.0 million in the fourth quarter of 2017.  At December 30, 2018, the Company had completed its analysis of the Tax Act.  See Note 2 for additional information.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015. The Company is currently undergoing examinations by various tax authorities. The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $86,000 during the next 12 months.

The Company had $1.6 million of unrecognized tax benefits at December 29, 2019 which, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits excluding interest and penalties is as follows, which is recorded as an other long-term liability (in thousands):

Balance at December 31, 2017	$2,028
Additions for tax positions of prior years	510
Reductions for tax positions of prior years	(515)
Reductions for lapse of statute of limitations	—
Balance at December 30, 2018	2,023
Additions for tax positions of prior years	179
Reductions for tax positions of prior years	(623)
Reductions for lapse of statute of limitations	—
Balance at December 29, 2019	$1,579

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company’s 2019 and 2018 income tax (benefit) expense includes interest (benefit) expense of ($11,000) and $39,000, respectively. The Company has accrued approximately $154,000 and $165,000 for the payment of interest and penalties as of December 29, 2019 and December 30, 2018, respectively.

21. Related Party Transactions

Certain of our officers and directors own equity interests in entities that franchise restaurants. Following is a summary of full-year transactions and year-end balances with franchisees owned by former officers and directors (in thousands):

	2019	2018	2017
Revenues from affiliates:
North America commissary sales	$2,697	$2,653	$2,619
Other sales	587	650	336
North America franchise royalties and fees	331	429	439
Total	$3,615	$3,732	$3,394

	December 29,	December 30,
	2019	2018
Accounts receivable affiliates	$71	$69

The revenues from affiliates were at rates and terms available to independent franchisees.

On March 21, 2019, Mr. Shaquille O’Neal was appointed to our Board of Directors. On June 11, 2019, the Company entered into an Endorsement Agreement (the “Endorsement Agreement”), effective March 15, 2019, with ABG-Shaq, LLC (“ABG-Shaq”), an entity affiliated with Mr. O’Neal, for the personal services of Mr. O’Neal. Pursuant to the Endorsement Agreement, the Company received the right and license to use Mr. O’Neal’s name, nickname, initials, autograph, voice, video or film portrayals, photograph, likeness and certain other intellectual property rights (individually and collectively, the “Personality Rights”), in each case, solely as approved by ABG-Shaq, in connection with the advertising, promotion and sale of Papa John’s-branded products. Mr. O’Neal also agreed to provide brand ambassador services related to appearances, social media and public relations matters, and to collaborate with us to develop one or more co-branded products using the Personality Rights.

As consideration for the rights and services granted under the Endorsement Agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $4.125 million over the three years of the Endorsement Agreement. The Company will also pay expenses related to the marketing and personal services provided by Mr. O’Neal. In addition, the Company agreed to grant 87,136 restricted stock units to Mr. O’Neal (as agent of ABG) under our 2018 Omnibus Incentive Plan.  The initial term of the Endorsement Agreement ends on March 15, 2022, with an option for a one-year extension upon the parties’ mutual agreement. The Endorsement Agreement also includes customary exclusivity, termination and indemnification clauses.

On May 27, 2019, Mr. O’Neal and the Company entered into a joint venture for the operation of nine Atlanta-area Papa John’s restaurants that were previously Company-owned restaurants. The Company owns approximately 70% of the joint venture and Mr. O’Neal owns approximately 30% of the joint venture, which is consolidated into the Company’s financial statements. Mr. O’Neal contributed approximately $840,000 representing his pro rata capital contribution.

The Company paid $300,000 in 2018 and $446,000 in 2017 for charter aircraft services provided by an entity owned by a former board member.

22. Litigation, Commitments and Contingencies

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

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York (“the New York Court”), alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the New York Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed.  As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class.  The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action.  The Company has not recorded any liability related to this lawsuit as of December 29, 2019 as it does not believe a loss is probable or reasonably estimable.

Danker v. Papa John’s International, Inc. et al.  On August 30, 2018, a class action lawsuit was filed in the United States District Court, Southern District of New York on behalf of a class of investors who purchased or acquired stock in Papa John's through a period up to and including July 19, 2018. The complaint alleges violations of Sections l0(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The District Court has appointed the Oklahoma Law Enforcement Retirement System to lead the case and has also issued a scheduling order for the case to proceed.  An amended complaint was filed on February 13, 2019, which the Company has moved to dismiss. The Company believes that it has valid and meritorious defenses to these suits and intends to vigorously defend against them.  The Company has not recorded any liability related to these lawsuits as of December 29, 2019 as it does not believe a loss is probable or reasonably estimable.

23. Equity Compensation

We award stock options, time-based restricted stock and performance-based restricted stock units from time to time under the Papa John’s International, Inc. 2018 Omnibus Incentive Plan. There are approximately 5.3 million shares of common stock authorized for issuance and remaining available under the 2018 Omnibus Incentive Plan as of December 29, 2019, which includes 5.3 million shares transferred from the Papa John’s International 2011 Omnibus Incentive Plan.  Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options outstanding as of December 29, 2019 generally expire ten years from the date of grant and generally vest over a three-year period.

We recorded stock-based employee compensation expense of $15.3 million in 2019, $9.9 million in 2018 and $10.4 million in 2017. The total related income tax benefit recognized in the Consolidated Statement of Operations was $3.4 million in 2019, $2.3 million in 2018 and $3.8 million in 2017. At December 29, 2019, there was $16.4 million of unrecognized compensation cost related to nonvested awards, of which the Company expects to recognize $10.8 million in 2020, $4.6 million in 2021 and $1.0 million in 2022.

Stock Options

Options exercised, which were issued from authorized shares, included 448,000 shares in 2019, 75,000 shares in 2018 and 147,000 shares in 2017. The total intrinsic value of the options exercised during 2019, 2018 and 2017 was $10.6 million, $1.5 million and $5.2 million, respectively. Cash received upon the exercise of stock options was $16.0 million, $2.7 million and $6.3 million during 2019, 2018 and 2017, respectively, and the related excess tax benefits (expense) realized were approximately $200,000, ($400,000) and $1.9 million during the corresponding periods.

Information pertaining to option activity during 2019 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value
Outstanding at December 30, 2018	1,614	$54.27
Granted	353	44.05
Exercised	(448)	35.77
Cancelled	(314)	63.72
Outstanding at December 29, 2019	1,205	$55.67	7.17	$13,120
Exercisable at December 29, 2019	653	$58.48	5.90	$5,704

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2019, 2018 and 2017:

	2019	2018	2017

Assumptions (weighted average):
Risk-free interest rate	2.5%	2.7%	2.0%
Expected dividend yield	2.1%	1.5%	1.0%
Expected volatility	31.2%	27.6%	26.7%
Expected term (in years)	5.7	5.6	5.6

The risk-free interest rate for the periods within the contractual life of an option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield was estimated as the annual dividend divided by the market price of the Company’s shares on the date of grant. Expected volatility was estimated using the Company’s historical share price volatility for a period similar to the expected life of the option.

Options granted generally vest in equal installments over three years and expire ten years after grant. The expected term for these options represents the period of time that options granted are expected to be outstanding and was calculated using historical experience.

The weighted average grant-date fair values of options granted during 2019, 2018 and 2017 was $11.69, $15.27 and $19.88, respectively. The Company granted options to purchase 353,000, 456,000 and 315,000 shares in 2019, 2018 and 2017, respectively.

Restricted Stock

We granted shares of restricted stock that are time-based and generally vest in equal installments over three years  (212,000 in 2019, 260,000 in 2018 and 73,000 in 2017). Upon vesting, the shares are issued from treasury stock. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. We consider time-based restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights. We declared dividends totaling $310,000 ($0.90 per share) in 2019, $185,000 ($0.90 per share) in 2018 and $128,000 ($0.85 per share) in 2017 to holders of time-based restricted stock.

During 2019, we granted 113,000 restricted stock units that are time-based and vest over a period of one to three years.  Upon vesting, the units are issued from treasury stock.  Total dividends declared for these awards were insignificant to the results of our operations.

Additionally, we granted stock settled performance-based restricted stock units to executive management (89,000 units in 2019, 70,000 units in 2018, and 13,000 units in 2017).

The 2019 performance-based restricted stock units require the achievement of certain performance factors, which consist of the Company’s Total Shareholder Return (“TSR”) relative to a predetermined peer group.  The grant-date fair value of the performance-based restricted stock units was determined through the use of a Monte Carlo simulation model.

The following is a summary of the significant assumptions used in estimating the fair value of the performance-based restricted stock units granted in 2019:

2019

Assumptions:
Risk-free interest rate	2.5%
Expected volatility	33.9%

The risk-free interest rate for the periods within the contractual life of the performance-based restricted stock unit is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected volatility was estimated using the Company’s historical share price volatility for a period similar to the expected life of the performance-based restricted stock unit.

The performance-based restricted stock units granted in 2019 vest over three years (cliff vest), expire ten years after grant, and are expensed over the performance period.  The weighted average grant-date fair value of performance-based restricted stock units granted during 2019 was $44.95.

In 2018 and 2017, the Company granted performance-based restricted stock awards under a three-year cliff vest, and the vesting of the awards is dependent upon the Company’s achievement of a compounded annual growth rate of earnings per share and the achievement of certain sales and unit growth metrics. Upon vesting, the shares are issued from authorized shares.

The fair value of time-based restricted stock and performance-based restricted stock units is based on the market price of the Company’s shares on the grant date. Information pertaining to these awards during 2019 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Total as of December 30, 2018	370	$59.84
Granted	414	46.14
Forfeited	(74)	51.31
Vested	(94)	62.45
Total as of December 29, 2019	616	$50.90

24. Employee Benefit Plans

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

In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in Other assets ($33.2 million and $27.8 million at December 29, 2019 and December 30, 2018, respectively) and the associated liabilities ($33.2 million and $27.8 million at December 29, 2019 and December 30, 2018, respectively) are included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

At our discretion, we contributed a matching payment of 2.1% in 2019, 1.5% in 2018 and 3% in 2017, up to a maximum of 6% of a participating employee’s earnings deferred into both the 401(k) Plan and the non-qualified deferred compensation plan. Such costs were $1.5 million in 2019, $1.1 million in 2018 and $2.3 million in 2017.

25. Segment Information

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

Generally, we evaluate performance and allocate resources based on income (loss) before income taxes and intercompany eliminations. Certain administrative and capital costs are allocated to segments based upon predetermined rates or actual estimated resource usage. We account for intercompany sales and transfers as if the sales or transfers were to third parties and eliminate the activity in consolidation.

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. No single external customer accounted for 10% or more of our consolidated revenues.

Our segment information is as follows:

(In thousands)	2019	2018	2017
Revenues:		(Note)
Domestic Company-owned restaurants	$652,053	$692,380	$816,718
North America commissaries	612,652	609,866	673,712
North America franchising	71,828	79,293	106,729
International	126,077	131,268	126,285
All others	156,638	150,064	59,915
Total revenues	$1,619,248	$1,662,871	$1,783,359

Intersegment revenues:
North America commissaries	$187,073	$201,325	$244,699
North America franchising	2,782	2,965	3,342
International	191	283	273
All others	88,286	72,066	16,715
Total intersegment revenues	$278,332	$276,639	$265,029

Depreciation and amortization:
Domestic Company-owned restaurants	$12,883	$15,411	$15,484
North America commissaries	8,131	7,397	6,897
International	1,722	1,696	2,018
All others	10,738	8,513	5,276
Unallocated corporate expenses	13,807	13,386	13,993
Total depreciation and amortization	$47,281	$46,403	$43,668

Income (loss) before income taxes:
Domestic Company-owned restaurants (1)	$33,957	$18,988	$47,548
North America commissaries (2)	30,439	27,961	47,844
North America franchising (3)	64,362	70,732	96,298
International (4)	19,110	14,399	15,888
All others (2)	(2,500)	(6,082)	(179)
Unallocated corporate expenses (2)(5)	(139,355)	(118,296)	(66,099)
Elimination of intersegment (profits)	(967)	(1,005)	(958)
Total income before income taxes	$5,046	$6,697	$140,342

Note:  Fiscal year 2018 has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See Note 2 under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

(1)	Includes $4.7 million and $1.6 million of refranchising gains/(losses), net in 2019 and 2018, respectively. See Note 12 for additional information.
(2)The Company refined its overhead allocation process in 2018 resulting in transfers of expenses from Unallocated corporate expenses of $13.2 million to other segments, primarily North America commissaries of $7.9 million and All others of $3.5 million for the year ended December 30, 2018.
(3)	Includes Special charges of $19.1 million and $15.4 million for the years ended December 29, 2019 and December 30, 2018, respectively. See Note 19 for additional information.
(4)	Includes a $1.9 million net loss associated with refranchising in 2018, and a $1.7 million impairment loss in 2017. See Note 12 for additional information.
(5)	Includes Special charges of $41.3 million and $35.3 million for the years ended December 29, 2019 and December 30, 2018, respectively. See Note 19 for additional information.

(In thousands)	2019	2018	2017

Property and equipment:
Domestic Company-owned restaurants	$221,420	$236,526	$235,640
North America commissaries	142,946	140,309	136,701
International	16,031	17,218	17,257
All others	84,167	71,880	58,977
Unallocated corporate assets	211,842	199,239	191,924
Accumulated depreciation and amortization	(464,665)	(438,278)	(406,168)
Net property and equipment	$211,741	$226,894	$234,331

Expenditures for property and equipment:
Domestic Company-owned restaurants	$8,811	$13,568	$15,245
North America commissaries	3,773	3,994	14,767
International	1,143	986	1,884
All others	11,541	13,438	8,239
Unallocated corporate	12,443	10,042	12,458
Total expenditures for property and equipment	$37,711	$42,028	$52,593

Disaggregation of Revenue

In the following tables, revenues are disaggregated by major product line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Year Ended December 29, 2019
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$652,053	$-	$-	$-	$-	$652,053
Commissary sales	-	799,725	-	64,179	-	863,904
Franchise royalties and fees	-	-	74,610	38,745	-	113,355
Other revenues	-	-	-	23,344	244,924	268,268
Eliminations	-	(187,073)	(2,782)	(191)	(88,286)	(278,332)
Total segment revenues	$652,053	$612,652	$71,828	$126,077	$156,638	$1,619,248
International other revenues (1)	-	-	-	(23,344)	23,344	-
International eliminations (1)	-	-	-	191	(191)	-
Total revenues	$652,053	$612,652	$71,828	$102,924	$179,791	$1,619,248

	Reportable Segments
	Year Ended December 30, 2018 (Note)
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$692,380	$-	$-	$6,237	$-	$698,617
Commissary sales	-	811,191	-	68,124	-	879,315
Franchise royalties and fees	-	-	82,258	35,988	-	118,246
Other revenues	-	-	-	21,202	222,130	243,332
Eliminations	-	(201,325)	(2,965)	(283)	(72,066)	(276,639)
Total segment revenues	$692,380	$609,866	$79,293	$131,268	$150,064	$1,662,871
International other revenues (1)	-	-	-	(21,202)	21,202	-
International eliminations (1)	-	-	-	283	(283)	-
Total revenues	$692,380	$609,866	$79,293	$110,349	$170,983	$1,662,871

Note:  Fiscal year 2018 has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See Note 2 under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

(1)Other revenues as reported in the Consolidated Statements of Operations include $23.2 million and $20.9 million of revenue for the years ended December 29, 2019 and December 30, 2018, respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to income before income taxes but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Consolidated Statements of Operations.

26. Quarterly Data - Unaudited, in Thousands, except Per Share Data

Our quarterly select financial data is as follows:

	Quarter
2019	1st	2nd	3rd	4th

Total revenues	$398,405	$399,623	$403,706	$417,514
Operating income (loss)	5,509	14,231	4,927	(132)
Net income (loss) attributable to the Company (a)	(1,731)	8,354	385	(2,142)
Basic (loss) earnings per common share (a)	(0.12)	0.15	(0.10)	(0.18)
Diluted (loss) earnings per common share (a)	(0.12)	0.15	(0.10)	(0.18)
Dividends declared per common share	0.225	0.225	0.225	0.225

	Quarter
2018	1st	2nd	3rd	4th
	(Note)	(Note)	(Note)	(Note)
Total revenues	$450,122	$429,952	$385,231	$397,566
Operating income (loss)	28,139	24,910	(14,170)	(7,326)
Net income (loss) attributable to the Company (b)	17,443	11,199	(13,300)	(12,868)
Basic earnings (loss) per common share (b)	0.52	0.35	(0.42)	(0.41)
Diluted earnings (loss) per common share (b)	0.52	0.35	(0.42)	(0.41)
Dividends declared per common share	0.225	0.225	0.225	0.225

Note:  The quarterly 2018 information has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See Note 2 under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

(a)	The year ended December 29, 2019 was impacted by the following:

i.     The first, second, third and fourth quarters of 2019 include after income tax losses of $13.5 million, $4.2 million, $11.0 million and $19.8 million, respectively, and unfavorable impacts on diluted EPS of $0.43, $0.13, $0.35 and $0.62, respectively, from Special charges. See Note 19 for additional information.

ii.   The third and fourth quarters of 2019 include after tax gains of $1.3 million and $2.2 million, respectively, and favorable impacts on diluted EPS of $0.04 and $0.07, respectively, related to the Company’s refranchising of Company-owned restaurants.

(b)	The year ended December 30, 2018 was impacted by the following:

i.     The second quarter of 2018 includes an after income tax loss of $1.6 million and an unfavorable impact of $0.05 on basic and diluted EPS from the sale of our Company-owned stores in China. See Note 12 for additional information.

ii.    The second quarter of 2018 also includes a tax increase of $2.4 million and an unfavorable impact of $0.07 on basic and diluted EPS related to the refranchising our China stores. See Note 20 for additional information.

iii.   The third and fourth quarters of 2018 include after income tax losses of $19.3 million and $19.7 million, respectively, and unfavorable impacts on diluted EPS of $0.61 and $0.63, respectively, from Special charges.  See Note 19 for additional information.

iv.	The fourth quarter of 2018 includes an after tax gain of $1.3 million and a favorable impact of $0.04 on basic and diluted EPS related to the Company’s refranchising of Company-owned restaurants.

Quarterly earnings per share on a full-year basis may not agree to the Consolidated Statements of Operations due to rounding.

27. Restatement of 2018 Consolidated Financial Statements

The following tables present the immaterial impact of consolidating Papa John’s Marketing Fund, Inc. in our 2018 consolidated financial statements. See Notes 2 and 5 for additional information.

Consolidated Balance Sheet
	December 30, 2018
(In thousands)	As Reported	Change	As Restated
Cash and cash equivalents	$19,468	$13,790	$33,258
Accounts receivable, net	67,854	10,264	78,118
Income tax receivable	16,073	73	16,146
Prepaid expenses	29,935	441	30,376
Other current assets	5,677	1	5,678
Total current assets	171,708	24,569	196,277
Deferred income taxes, net	756	381	1,137
Total assets	570,947	24,950	595,897
Accounts payable	29,891	(2,785)	27,106
Accrued expenses and other current liabilities	105,712	23,455	129,167
Current deferred revenue	2,443	3,579	6,022
Current portion of long-term debt	20,000	9	20,009
Total current liabilities	164,636	24,258	188,894
Deferred revenue	14,679	2,571	17,250
Total liabilities	867,617	26,829	894,446
Retained earnings	244,061	(1,879)	242,182
Total stockholders' deficit	(302,134)	(1,879)	(304,013)
Total liabilities, Series B preferred stock, redeemable noncontrolling interests, and stockholders' deficit	570,947	24,950	595,897

	Year Ended
	December 30, 2018
(In thousands, except per share amounts)	As Reported	Change	As Restated
Consolidated Statements of Operations
Other revenues	$81,428	$89,555	$170,983
Total revenues	1,573,316	89,555	1,662,871
Domestic Company-owned restaurant expenses	576,799	859	577,658
Other expenses	84,016	86,540	170,556
General and administrative expenses	192,551	983	193,534
Total costs and expenses	1,542,647	88,382	1,631,029
Operating income	30,380	1,173	31,553
Interest expense	(25,306)	(367)	(25,673)
Income before income taxes	5,891	806	6,697
Income tax expense	2,646	(22)	2,624
Net income before attribution to noncontrolling interests	3,245	828	4,073
Net income attributable to the Company	1,646	828	2,474
Net income attributable to common shareholders	1,646	828	2,474
Basic earnings per common share	0.05	0.03	0.08
Diluted earnings per common share	0.05	0.03	0.08
Consolidated Statement of Cash Flows
Operating activities
Net income before attribution to noncontrolling interests	$3,245	$828	$4,073
Provision for uncollectible accounts and notes receivable	4,761	2,088	6,849
Deferred income taxes	1,705	(85)	1,620
Accounts receivable	1,386	771	2,157
Income tax receivable	(12,170)	13	(12,157)
Prepaid expenses	(2,165)	1,126	(1,039)
Accounts payable	(1,694)	1,294	(400)
Accrued expenses and other current liabilities	10,273	11,480	21,753
Deferred revenue	(271)	2,144	1,873
Net cash provided by operating activities	72,795	19,659	92,454
Financing activities
Net proceeds (repayments) of revolving credit facilities	175,000	(11,415)	163,585
Net cash used in financing activities	(36,682)	(11,415)	(48,097)
Change in cash and cash equivalents	(2,877)	8,244	5,367
Cash and cash equivalents at beginning of period	22,345	5,546	27,891
Cash and cash equivalents at end of period	19,468	13,790	33,258

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 10, 2019, we dismissed KPMG LLP as our independent registered public accounting firm and appointed Ernst & Young LLP as our independent registered public accounting firm for the Company’s fiscal year ended December 29, 2019. The engagement of Ernst & Young LLP was approved by the Audit Committee of the Board of Directors.  We filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 12, 2019 announcing the change in auditors, in which the filing is incorporated by reference herein.  Our independent registered public accounting firms’ reports on our consolidated financial statements for each of the past two years did not contain adverse opinions or disclaimers of opinions, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

We have restated the Consolidated Financial Statements and related notes herein as of and for the year ended December 30, 2018 to reflect the correction of an immaterial error to consolidate the Papa John’s Marketing Fund, Inc (“PJMF”).  During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of PJMF and determined that the Company has the power to control certain significant activities of PJMF, and thus must consolidate this variable interest entity.  See “Note 27” of “Notes to Consolidated Financial Statements” for additional information.  KPMG LLP issued a dual-dated opinion on the previous year’s financial statements regarding this immaterial correction of an error.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, and following the remediation of the material weaknesses described below, our management concluded that our internal control over financial reporting was effective as of December 29, 2019.

Ernst & Young LLP, an independent registered public accounting firm, has audited the 2019 Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included in Item 8. Financial Statement and Supplemental Data, on the effectiveness of our internal control over financial reporting.

(c)Changes in Internal Control over Financial Reporting

As previously disclosed in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2018, the Company determined that material weaknesses existed as of December 30, 2018 in the Company’s internal control over financial reporting related to the consolidation of Papa John’s Marketing Fund, Inc. (“PJMF”), a variable interest entity (“VIE”), as follows:

●	The Company did not engage third-party technical expertise to augment internal resources to evaluate complex VIE and consolidation matters related to PJMF. This resulted in the failure to consolidate the results of PJMF.
●	Due to the prior decision not to consolidate PJMF, the Company did not maintain the level of internal controls required under the 2013 Framework, which resulted in ineffective internal controls over financial reporting related to PJMF.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

During the fourth quarter of 2019, management remediated the identified material weaknesses in internal control over financial reporting, including the material weakness related to the technical accounting expertise when evaluating VIE and complex consolidation matters. The results of PJMF were consolidated for the year ended December 29, 2019 with the related 2018 results restated. In addition, the applicable controls in place for PJMF have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Papa John’s International, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Papa John’s International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company, and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

February 26, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included above under the caption “Executive Officers of the Registrant” at the end of Part I of this Report. Other information regarding directors, executive officers and corporate governance appearing under the captions “Corporate Governance,” “Item 1, Election of Directors,” “Delinquent Section 16(a) Reports” and “Executive Compensation / Compensation Discussion and Analysis” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 29, 2019 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved by security holders	1,204,958	$55.67	5,301,680
Equity compensation plans not approved by security holders *	162,667
Total	1,367,625	$55.67	5,301,680
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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)Financial Statements:

The following Consolidated Financial Statements, notes related thereto and reports of independent auditors are included in Item 8 of this Report:

●	Reports of Independent Registered Public Accounting Firms
●	Consolidated Statements of Operations for the years ended December 29, 2019, December 30, 2018 and December 31, 2017
●	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 29, 2019, December 30, 2018 and December 31, 2017
●	Consolidated Balance Sheets as of December 29, 2019 and December 30, 2018
●	Consolidated Statements of Stockholders’ Deficit for the years ended December 29, 2019, December 30, 2018 and December 31, 2017
●	Consolidated Statements of Cash Flows for the years ended December 29, 2019, December 30, 2018 and December 31, 2017
●	Notes to Consolidated Financial Statements

(a)(2)Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year
(in thousands)

Fiscal year ended December 29, 2019

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,205	$3,216	$(80)	(1)	$7,341
Reserve for franchisee notes receivable	3,369	(77)	280	(1)	3,572
Valuation allowance on deferred tax assets	8,183	(295)	2,819		10,707
	$15,757	$2,844	$3,019		$21,620

Fiscal year ended December 30, 2018

Deducted from asset accounts:
Reserve for uncollectible accounts receivable (2)	$2,271	$7,242	$(5,308)	(1)	$4,205
Reserve for franchisee notes receivable	1,047	(393)	2,715	(1)	3,369
Valuation allowance on deferred tax assets	7,415	(1,754)	2,522		8,183
	$10,733	$5,095	$(71)		$15,757

Fiscal year ended December 31, 2017

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$1,486	$1,744	$(959)	(1)	$2,271
Reserve for franchisee notes receivable	2,759	(1,715)	3	(1)	1,047
Valuation allowance on deferred tax assets	5,462	(407)	2,360		7,415
	$9,707	$(378)	$1,404		$10,733
(1)	Uncollectible accounts written off and reclassifications between accounts and notes receivable reserves.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(2)  Fiscal year 2018 has been restated to reflect the consolidation of Papa John’s Marketing Fund, Inc.  See Note 2 under the heading “Restatement of Previously Issued Consolidated Financial Statements for Immaterial Error Correction” for more details.

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

4.5	Form of Rights Certificate. Exhibit 4.2 to our report on Form 8-K as filed on July 23, 2018 is incorporated herein by reference.

4.6	Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 is incorporated herein by reference.

4.7**	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Papa John’s International, Inc. Director Indemnification Agreement. Exhibit 10.1 to our report on Form 10-K as filed on March 8, 2019 is incorporated herein by reference.

10.2	Form of Papa John’s International, Inc. Officer Indemnification Agreement. Exhibit 10.2 to our report on Form 10-K as filed on March 8, 2019 is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

10.3

Indemnification Agreement between Papa John’s International, Inc. and John H. Schnatter effective August 6, 2003. Exhibit 10.3 to our report on Form 10-K as filed on March 8, 2019 is incorporated herein by reference.

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

10.9*

Employment Agreement between Papa John’s International, Inc. and Robert Lynch effective August 26, 2019.  Exhibit 10.1 to our report on Form 8-K as filed on August 28, 2019 is incorporate herein by reference.

10.10*

Endorsement Agreement, executed June 11, 2019 and effective March 15, 2019, by among, on the one hand, ABG-Shaq, LLC for the personal services of Shaquille O’Neal, and, on the other hand, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on June 17, 2019 is incorporated herein by reference.

10.11*

Independent Contractor Agreement between Papa John’s International, Inc. and Steve M. Ritchie effective September 6, 2019.  Exhibit 10.1 to our report on Form 8-K/A as filed on September 6, 2019 is incorporated herein by reference.

10.12*

Amendment to Employment Agreement between Papa John’s International, Inc. and Steve M. Ritchie effective May 3, 2018. Exhibit 10.1 to our report on Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2018, is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

10.13*

Employment Agreement between Papa John’s International, Inc. and Steve M. Ritchie effective March 1, 2015.  Exhibit 10.1 to our report on Form 10-K as filed on February 24, 2015 is incorporated herein by reference.

10.14*

Employment Agreement between Papa John’s International, Inc. and Michael R. Nettles effective February 1, 2017. Exhibit 10.11 to our report on From 10-K as filed on March 8, 2019 is incorporated herein by reference.

10.15*

Employment Agreement between Papa John’s International, Inc. and Joseph H. Smith IV effective May 3, 2018. Exhibit 10.2 to our report on Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2018, is incorporated herein by reference.

10.16*

Employment Agreement between Papa John’s International, Inc. and Caroline Miller Oyler effective December 5, 2015. Exhibit 10.13 to our report on Form 10-K as filed on March 8, 2019 is incorporated herein by reference.

10.17*

Employment Agreement between Papa John’s International, Inc. and Jack Swaysland effective April 18, 2017. Exhibit 10.14 to our report on Form 10-K as filed on March 8, 2019 is incorporated herein by reference.

10.18

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

10.19

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

10.20

Amendment No. 4 to Credit Agreement, dated February 1, 2019, by and among Papa John’s International, Inc. as borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders.  Exhibit 10.19 to our report on Form 10-K as filed on March 8, 2019 is incorporated herein by reference.

10.21*

Papa John’s International, Inc. Deferred Compensation Plan, as amended through December 5, 2012. Exhibit 10.1 to our report on Form 10-K as filed on February 28, 2013 is incorporated herein by reference.

10.22*	Papa John’s International, Inc. 2018 Omnibus Plan. Registration Statement on Form S-8 (Registration No. 333-224770) dated May 9, 2018 is incorporated herein by reference.

10.23*	Papa John’s International, Inc. 2011 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 3, 2011 is incorporated herein by reference.

10.24*	Papa John’s International, Inc. Change of Control Severance Plan. Exhibit 10.1 to our report on Form 8-K as filed on November 2, 2018 is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

10.25*	Amendment to Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.2 to our report on Form 8-K as filed on November 2, 2018 is incorporated herein by reference.

10.26*	Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 10-Q filed on May 1, 2012, is incorporated herein by reference.

21**	Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP.

23.2**	Consent of KPMG LLP.

31.1**	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2**	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1**	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 29, 2019, filed on February 26, 2020 formatted in inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ (Deficit) Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2020		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ Robert M. Lynch
Robert M. Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey C. Smith	Chairman	February 26, 2020
Jeffrey C. Smith

/s/ Robert M. Lynch	President and Chief Executive Officer	February 26, 2020
Robert M. Lynch	(Principal Executive Officer and Director)

/s/ Joseph H. Smith IV	Chief Financial Officer	February 26, 2020
Joseph H. Smith IV	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Christopher L. Coleman	Director	February 26, 2020
Christopher L. Coleman

/s/ Michael R. Dubin	Director	February 26, 2020
Michael R. Dubin

/s/ Olivia F. Kirtley	Director	February 26, 2020
Olivia F. Kirtley

/s/ Laurette T. Koellner	Director	February 26, 2020
Laurette T. Koellner

/s/ Jocelyn C. Mangan	Director	February 26, 2020
Jocelyn C. Mangan

/s/ Sonya E. Medina	Director	February 26, 2020
Sonya E. Medina

/s/ Shaquille R. O’Neal	Director	February 26, 2020
Shaquille R. O’Neal

/s/ Anthony M. Sanfilippo	Director	February 26, 2020
Anthony M. Sanfilippo