Form 10-Q
period 2020-03-29
PAPA JOHNS INTERNATIONAL INC
filed 2020-05-06
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2020

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

At April 28, 2020, there were outstanding 32,466,249 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 29,	December 29,
(In thousands, except per share amounts)	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,376	$27,911
Accounts receivable, net	77,607	80,921
Notes receivable, current portion	9,343	7,790
Income tax receivable	4,101	4,024
Inventories	29,810	27,529
Prepaid expenses and other current assets	27,956	33,371
Total current assets	185,193	181,546
Property and equipment, net	205,035	211,741
Finance lease right-of-use assets, net	9,365	9,383
Operating lease right-of-use assets	144,160	148,229
Notes receivable, less current portion, net	36,527	33,010
Goodwill	79,739	80,340
Deferred income taxes	1,694	1,839
Other assets	56,555	64,633
Total assets	$718,268	$730,721

Liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$33,745	$29,141
Income and other taxes payable	8,167	7,599
Accrued expenses and other current liabilities	121,835	120,566
Current deferred revenue	6,250	5,624
Current finance lease liabilities	1,913	1,789
Current operating lease liabilities	23,118	23,226
Current portion of long-term debt	20,623	20,000
Total current liabilities	215,651	207,945
Deferred revenue	12,694	14,722
Long-term finance lease liabilities	7,555	7,629
Long-term operating lease liabilities	121,368	125,297
Long-term debt, less current portion, net	342,611	347,290
Deferred income taxes	607	2,649
Other long-term liabilities	86,227	84,927
Total liabilities	786,713	790,459

Series B Convertible Preferred Stock; $0.01 par value; 260.0 shares authorized, 252.5 shares issued and outstanding at March 29, 2020 and December 29, 2019	251,893	251,133
Redeemable noncontrolling interests	5,962	5,785

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 44,775 at March 29, 2020 and 44,748 at December 29, 2019)	448	447
Additional paid-in capital	220,187	219,047
Accumulated other comprehensive loss	(20,768)	(10,185)
Retained earnings	202,287	205,697
Treasury stock (12,805 shares at March 29, 2020 and 12,854 shares at December 29, 2019, at cost)	(744,463)	(747,327)
Total stockholders’ deficit	(342,309)	(332,321)
Noncontrolling interests in subsidiaries	16,009	15,665
Total Stockholders’ deficit	(326,300)	(316,656)
Total liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit	$718,268	$730,721

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 29,	March 31,
(In thousands, except per share amounts)	2020	2019

Revenues:
Domestic Company-owned restaurant sales	$161,440	$161,803
North America franchise royalties and fees	19,440	17,530
North America commissary revenues	155,422	148,904
International revenues	26,059	25,667
Other revenues	47,498	44,501
Total revenues	409,859	398,405
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	129,111	133,053
North America commissary expenses	144,272	138,557
International expenses	15,101	14,305
Other expenses	45,957	44,097
General and administrative expenses	47,651	51,135
Depreciation and amortization	12,295	11,749
Total costs and expenses	394,387	392,896
Operating income	15,472	5,509
Net interest expense	(3,967)	(6,276)
Income (loss) before income taxes	11,505	(767)
Income tax expense	2,512	831
Net income (loss) before attribution to noncontrolling interests	8,993	(1,598)
Net income attributable to noncontrolling interests	(550)	(133)
Net income (loss) attributable to the Company	$8,443	$(1,731)

Calculation of net income (loss) for earnings per share:
Net income (loss) attributable to the Company	$8,443	$(1,731)
Preferred stock dividends and accretion	(3,471)	(2,070)
Net income (loss) attributable to common shareholders	$4,972	$(3,801)

Basic earnings (loss) per common share	$0.15	$(0.12)
Diluted earnings (loss) per common share	$0.15	$(0.12)

Basic weighted average common shares outstanding	32,093	31,554
Diluted weighted average common shares outstanding	32,320	31,554

Dividends declared per common share	$0.225	$0.225

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 29,	March 31,
(In thousands)	2020	2019

Net income (loss) before attribution to noncontrolling interests	$8,993	$(1,598)
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(2,825)	1,733
Interest rate swaps (1)	(10,919)	(3,955)
Other comprehensive loss, before tax	(13,744)	(2,222)
Income tax effect:
Foreign currency translation adjustments	650	(399)
Interest rate swaps (2)	2,511	918
Income tax effect	3,161	519
Other comprehensive loss, net of tax	(10,583)	(1,703)
Comprehensive loss before attribution to noncontrolling interests	(1,590)	(3,301)
Less: comprehensive (income) loss, redeemable noncontrolling interests	(176)	119
Less: comprehensive (income), nonredeemable noncontrolling interests	(374)	(252)
Comprehensive loss attributable to the Company	$(2,140)	$(3,434)

(1)Amounts reclassified out of accumulated other comprehensive loss into net interest expense included ($330) and $148 for the three months ended March 29, 2020 and March 31, 2019, respectively.

(2)The income tax effects of amounts reclassified out of accumulated other comprehensive loss were $80 and $94 for the three months ended March 29, 2020 and March 31, 2019, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended March 29, 2020	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at December 29, 2019	31,894	$447	$219,047	$(10,185)	$205,697	$(747,327)	$15,665	$(316,656)
Cumulative effect of adoption of ASU 2016-13 (1)	—	—	—	—	(1,066)	—	—	(1,066)
Adjusted balance at December 30, 2019	31,894	447	219,047	(10,185)	204,631	(747,327)	15,665	(317,722)
Net income (2)	—	—	—	—	8,443	—	374	8,817
Other comprehensive loss	—	—	—	(10,583)	—	—	—	(10,583)
Cash dividends on common stock	—	—	55	—	(7,292)	—	—	(7,237)
Cash dividends on preferred stock	—	—	—	—	(3,412)	—	—	(3,412)
Exercise of stock options	27	1	1,240	—	—	—	—	1,241
Stock-based compensation expense	—	—	3,950	—	—	—	—	3,950
Issuance of restricted stock	47	—	(2,707)	—	—	2,707	—	—
Tax effect of restricted stock awards	—	—	(1,383)	—	—	—	—	(1,383)
Distributions to noncontrolling interests	—	—	—	—	—	—	(30)	(30)
Other	3	—	(15)	—	(83)	157	—	59
Balance at March 29, 2020	31,971	$448	$220,187	$(20,768)	$202,287	$(744,463)	$16,009	$(326,300)

(1)	As of December 30, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.
(2)	Net income to the Company at March 29, 2020 excludes $176 allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At March 29, 2020, the accumulated other comprehensive loss of $20,768 was comprised of net unrealized foreign currency translation loss of $7,774 and net unrealized loss on the interest rate swap agreements of $12,994.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended March 31, 2019	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at December 30, 2018	31,372	$443	$192,984	$(3,143)	$242,182	$(751,704)	$15,225	$(304,013)
Net loss (1)	—	—	—	—	(1,731)	—	252	(1,479)
Other comprehensive loss	—	—	—	(1,703)	—	—	—	(1,703)
Cash dividends on common stock	—	—	36	—	(7,161)	—	—	(7,125)
Cash dividends on preferred stock	—	—	—	—	(2,040)	—	—	(2,040)
Exercise of stock options	3	—	51	—	—	—	—	51
Stock-based compensation expense	—	—	3,731	—	—	—	—	3,731
Issuance of restricted stock	42	—	(2,454)	—	—	2,454	—	—
Tax effect of restricted stock awards	—	—	(869)	—	—	—	—	(869)
Distributions to noncontrolling interests	—	—	—	—	—	—	(19)	(19)
Other	3	—	(236)	—	189	255	—	208
Balance at March 31, 2019	31,420	$443	$193,243	$(4,846)	$231,439	$(748,995)	$15,458	$(313,258)

(1)	Net loss to the Company at March 31, 2019 excludes ($119) allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At March 31, 2019, the accumulated other comprehensive loss of $4,846 was comprised of net unrealized foreign currency translation loss of $5,525, partially offset by net unrealized gain on the interest rate swap agreements of $679.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 29,	March 31,
(In thousands)	2020	2019

Operating activities
Net income (loss) before attribution to noncontrolling interests	$8,993	$(1,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for uncollectible accounts and notes receivable	768	(50)
Depreciation and amortization	12,295	11,749
Deferred income taxes	1,185	(1,309)
Preferred stock option mark-to-market adjustment	—	5,914
Stock-based compensation expense	3,950	3,731
Other	234	838
Changes in operating assets and liabilities:
Accounts receivable	(1,839)	(3,443)
Income tax receivable	932	10,715
Inventories	(2,281)	810
Prepaid expenses	6,118	7,888
Other current assets	(532)	(13,855)
Other assets and liabilities	2,670	(3,258)
Accounts payable	4,604	8,108
Income and other taxes payable	568	746
Accrued expenses and other current liabilities	(1,903)	(11,003)
Deferred revenue	(2,028)	(2,170)
Net cash provided by operating activities	33,734	13,813
Investing activities
Purchases of property and equipment	(5,933)	(8,658)
Loans issued	(7,413)	(859)
Repayments of loans issued	3,790	925
Other	1	329
Net cash used in investing activities	(9,555)	(8,263)
Financing activities
Proceeds from issuance of preferred stock	—	252,530
Repayments of term loan	(5,000)	(5,000)
Net proceeds (repayments) of revolving credit facilities	640	(240,026)
Dividends paid to common stockholders	(7,237)	(7,125)
Dividends paid to preferred stockholders	(3,412)	(2,040)
Issuance costs associated with preferred stock	—	(7,179)
Tax payments for equity award issuances	(1,383)	(869)
Proceeds from exercise of stock options	1,241	51
Distributions to noncontrolling interest holders	(30)	(19)
Other	(350)	50
Net cash used in financing activities	(15,531)	(9,627)
Effect of exchange rate changes on cash and cash equivalents	(183)	92
Change in cash and cash equivalents	8,465	(3,985)
Cash and cash equivalents at beginning of period	27,911	33,258
Cash and cash equivalents at end of period	$36,376	$29,273

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 29, 2020

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2020.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 29, 2019.

2.	Update to Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include allowance for doubtful accounts and notes receivable, intangible assets, contract assets and contract liabilities, including the online customer loyalty program obligation, right-of-use assets and lease liabilities, gift card breakage, insurance reserves and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

Variable Interest Entity

Papa John’s domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even as it spends all annual contributions received from the system. PJMF collects a percentage of revenues from Company-owned and franchised restaurants in the United States for the purpose of designing and administering advertising and promotional programs. PJMF is a variable interest entity (“VIE”) that funds its operations with ongoing financial support and contributions from the domestic restaurants, of which approximately 80% are franchised, and does not have sufficient equity to fund its operations without these ongoing financial contributions.  Based on an assessment of the governance structure and operating procedures of PJMF, the Company determined it has the power to control certain significant activities of PJMF, and therefore, is the primary beneficiary. The Company has consolidated PJMF in its financial results in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations.”

Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties that include 192 restaurants at March 29, 2020.  At March 31, 2019, there were 183 restaurants held in three joint ventures.

Consolidated net income (loss) is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Condensed Consolidated Statements of Operations of income attributable to the noncontrolling interest holders.

The income before income taxes attributable to these joint ventures for the three months ended March 29, 2020 and March 31, 2019 was as follows (in thousands):

	Three Months Ended
	March 29,	March 31,
	2020	2019

Papa John’s International, Inc.	$1,131	$464
Noncontrolling interests	550	133
Total income before income taxes	$1,681	$597

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

Fair Value Measurements and Disclosures

The Company is required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity-specific measurement. The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The fair value of the amounts outstanding under our term debt and revolving credit facility approximate their carrying values due to the variable market-based interest rate (Level 2).

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 29, 2020 and December 29, 2019 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
March 29, 2020
Financial assets:
Cash surrender value of life insurance policies (a)	$27,787	$27,787	$—	$—

Financial liabilities:
Interest rate swaps (b)	17,020	—	17,020	—

December 29, 2019
Financial assets:
Cash surrender value of life insurance policies (a)	$33,220	$33,220	$—	$—

Financial liabilities:
Interest rate swaps (b)	6,168	—	6,168	—
(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)	The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Accounting Standards Adopted

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected versus incurred losses for financial assets held. The Company adopted ASU 2016-13 as of December 30, 2019 (the first day of fiscal 2020) under the modified retrospective transition method. Financial instruments subject to ASU 2016-13 include trade accounts receivable, notes receivable and interest receivable (classified as Other assets in the Condensed Consolidated Balance Sheet) from franchisees. The impact of the adoption was not material to our condensed consolidated financial statements. Upon adoption, the Company recorded a cumulative effect adjustment to retained earnings of $1.1 million, net of $0.3 million of income taxes, on the opening Condensed Consolidated Balance Sheet as of December 30, 2019.

Estimates of expected credit losses, even if remote, are based upon historical account write-off trends, facts about the current financial condition of the debtor, forecasts of future operating results based upon current trends of select operating metrics, and macroeconomic factors.  Credit quality is monitored through the timing of payments compared to the prescribed payment terms and known facts regarding the financial condition of the franchisee or customer.

The following table summarizes changes in our allowances for credit losses for accounts receivable, notes receivable and interest receivable:

(in thousands)	Accounts Receivable	Notes Receivable	Interest Receivable
Balance at December 29, 2019	$7,341	$3,572	$910
Cumulative effect of adoption of ASU 2016-13	911	463	-
Balance at December 30, 2019	8,253	4,035	910

Current period provision for expected credit losses	625	-	144
Write-offs charged against the allowance	(380)	-	-
Recoveries collected	-	(22)	-
Balance at March 29, 2020	$8,498	$4,013	$1,054

Accounting Standards to be Adopted in Future Periods

Reference Rate Reform – Hedging

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements and related disclosures.

3. Leases

Lessor Operating Leases

We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases.  At March 29, 2020, we leased and subleased approximately 370 Papa John’s restaurants to franchisees in the United Kingdom. The initial lease terms on the franchised sites in the United Kingdom are generally 15 years.  The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion.  Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms.  We recognized total sublease income of $2.5 million and $2.3 million as of March 29, 2020 and March 31, 2019, respectively.

Lease Guarantees

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 113 domestic leases. These leases have varying terms, the latest of which expires in 2036. As of March 29, 2020, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $17.9 million.  This contingent liability is not included in the Condensed Consolidated Balance Sheet as it is not probable to occur.  The fair value of the guarantee is not material.

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases for the periods reported is as follows:

	Three Months Ended
(in thousands)	March 29, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$151	$—
Financing cash flows from finance leases	466	—
Operating cash flows from operating leases (a)	9,480	10,116
Right-of-use assets obtained in exchange for new finance lease liabilities	19	—
Right-of-use assets obtained in exchange for new operating lease liabilities	7,451	1,040
Cash received from sublease income	2,494	2,061

(a) Included within the change in Other assets and liabilities within the Condensed Consolidated Statements of Cash Flows offset by non-cash operating lease asset amortization and liability accretion.

4. Papa John’s Marketing Fund, Inc.

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

Assets and liabilities of PJMF, which are restricted in their use, included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 29,	December 29,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$3,677	$4,569
Accounts receivable, net	10,408	11,196
Income tax receivable	103	103
Prepaid expenses	649	1,316
Total current assets	14,837	17,184
Deferred income taxes, net	419	410
Total assets	$15,256	$17,594

Liabilities
Current liabilities:
Accounts payable	$755	$764
Accrued expenses and other current liabilities	12,478	14,287
Current deferred revenue	3,914	3,252
Debt	623	-
Total current liabilities	17,770	18,303
Deferred revenue	513	2,094
Total liabilities	$18,283	$20,397

5. Revenue Recognition

Contract Balances

Our contract liabilities primarily relate to franchise fees and unredeemed gift card liabilities, which we classify as Deferred revenue, and customer loyalty program obligations which are classified as Accrued expenses and other current liabilities.  During the three months ended March 29, 2020 and March 31, 2019, the Company recognized $8.0 million and $7.4 million in revenue, respectively, related to deferred revenue and the customer loyalty program.

The contract liability balances are included in the following (in thousands):

	Contract Liabilities
	March 29, 2020	December 29, 2019	Change
Deferred revenue	$18,944	$20,346	$(1,402)
Customer loyalty program	11,868	12,049	(181)
Total contract liabilities	$30,812	$32,395	$(1,583)

Our contract assets consist primarily of equipment incentives provided to franchisees.  Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the agreement.  As of March 29, 2020, and December 29, 2019, the contract assets were approximately $5.4 million and $6.0 million, respectively.  For the three months ended March 29, 2020 and March 31, 2019, revenue was reduced approximately $0.9 million and $0.8 million, respectively, for the amortization of contract assets over the applicable contract terms.  Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,335	$2,138	$1,922	$1,636	$1,404	$3,264	$12,699

Approximately $1.8 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $4.4 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

6. Common Stock and Series B Convertible Preferred Stock

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock, 100.0 million shares of common stock, and 260,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The Company’s outstanding shares of common stock were 32.0 million shares at March 29, 2020 and 31.9 million shares at December 29, 2019.

There were 252,530 shares of Series B Preferred Stock outstanding at both March 29, 2020 and December 29, 2019. The Series B Preferred Stock is classified as temporary equity on the Condensed Consolidated Balance Sheets as of March 29, 2020 and December 29, 2019.

Dividends

The Company recorded dividends of approximately $10.7 million in the first quarter of 2020 consisting of the following:

●	$7.3 million paid to common stockholders ($0.225 per share);
●	$1.1 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.225 per share); and
●	$2.3 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum) were declared with a record date of March 16, 2020 and paid on April 1, 2020.

On April 30, 2020, our Board of Directors declared a second quarter dividend of $0.225 per common share (of which approximately $7.3 million will be paid to common stockholders and $1.1 million will be paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”).  The second quarter preferred dividend was also declared on April 30, 2020.  The common share dividend will be paid on May 22, 2020 to stockholders of record as of the close of business on May 11, 2020.  The second quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on July 1, 2020.

7. Earnings (Loss) Per Share

We compute earnings (loss) per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings (loss) per share for common stockholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Series B Preferred Stock and time-based restricted stock awards are participating securities because holders of such shares have non-forfeitable dividend rights and participate in undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of Series B Preferred Stock, including common dividends and undistributed earnings allocated to participating securities are subtracted from net income (loss) attributable to the Company in determining net income (loss) attributable to common stockholders.  Additionally, any accretion to redemption value for the Series B Preferred Stock is treated as a deemed dividend in the two-class EPS calculation.

The calculations of basic and diluted earnings (loss) per common share are as follows (in thousands, except per-share data):

	Three Months Ended
	March 29,	March 31,
	2020	2019

Basic earnings (loss) per common share:
Net income (loss) attributable to the Company	$8,443	$(1,731)
Preferred stock dividends and accretion	(3,471)	(2,070)
Net income (loss) attributable to common shareholders	$4,972	$(3,801)

Basic weighted average common shares outstanding	32,093	31,554
Basic earnings (loss) per common share	$0.15	$(0.12)

Diluted earnings (loss) per common share:
Net income (loss) attributable to common shareholders	$4,972	$(3,801)

Weighted average common shares outstanding	32,093	31,554
Dilutive effect of outstanding equity awards (a)	227	—
Diluted weighted average common shares outstanding (b)	32,320	31,554
Diluted earnings (loss) per common share	$0.15	$(0.12)
(a)	Excludes 382 equity awards for the three months ended March 29, 2020 as the effect of including such awards would have been anti-dilutive.
(b)	The Company had 252,530 shares of Series B Preferred Stock outstanding as of March 29, 2020 and December 29, 2019. For the fully diluted calculation, the Series B Preferred stock dividends were added back to net income attributable to common stockholders. The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares. This calculation was anti-dilutive for both periods presented.

8.	Debt

Long-term debt, net, consists of the following (in thousands):

	March 29,	December 29,
	2020	2019
Outstanding debt	$365,623	$370,000
Unamortized debt issuance costs	(2,389)	(2,710)
Current portion of long-term debt	(20,623)	(20,000)
Total long-term debt, net	$342,611	$347,290

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $10.0 million was outstanding as of March 29, 2020, and a secured term loan facility with an outstanding balance of $355.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or LIBOR plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants.  These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0.  Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.  The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.00 to 1.0, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.25 to 1.0, which increases to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at March 29, 2020.

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

Our outstanding debt of $365.0 million at March 29, 2020 under the PJI Facilities was composed of $355.0 million outstanding under the Term Loan Facility and $10.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at March 29, 2020 was approximately $343.8 million.

As of March 29, 2020, the Company had approximately $2.4 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

We attempt to minimize interest rate risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Credit Agreement.  By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities.

As of March 29, 2020, we have the following interest rate swap agreements with a total notional value of $350 million:

Effective Dates	Floating Rate Debt		Fixed Rates
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%
January 30, 2018 through August 30, 2022	$100	million	1.99%
January 30, 2018 through August 30, 2022	$75	million	1.99%
January 30, 2018 through August 30, 2022	$50	million	2.00%

The gain or loss on the swaps is recognized in Accumulated other comprehensive loss (“AOCL”) and reclassified into earnings as adjustments to interest expense in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	March 29,	December 29,
Balance Sheet Location	2020	2019

Other current and long-term liabilities	$17,020	$6,168

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

		Location of Gain	Amount of Gain
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	Total Net Interest Expense
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	on Condensed
Hedging	in AOCL	AOCL into	AOCL into	Consolidated Statements
Relationships	on Derivative	Income	Income	of Operations

Interest rate swaps for the three months ended:
March 29, 2020	$(8,408)	Interest expense	$(330)	$(3,967)
March 31, 2019	$(3,037)	Interest expense	$148	$(6,276)

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.8% and 4.5% for the three months ended March 29, 2020 and March 31, 2019, respectively.  Interest paid, including payments made or received under the swaps, was $4.1 million and $6.7 million for the three months ended March 29, 2020 and March 31, 2019, respectively.  As of March 29, 2020, the portion of the aggregate $17.0 million interest rate swap liability that would be reclassified into net interest expense during the next twelve months approximates $6.6 million.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”).  The PJMF Revolving Facility is secured by substantially all assets of PJMF.  The PJMF Revolving Facility matures on September 30, 2020.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 3.4% and 4.5% for the three months ended March 29, 2020, and March 31, 2019, respectively.  As of March 29, 2020, the principal amount of debt outstanding under the PJMF Revolving Facility was approximately $0.6 million and is classified as current debt (none at December 29, 2019).  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

9.	Commitments and Contingencies

Litigation

The Company is involved in a number of lawsuits, claims, investigations and proceedings, including those specifically identified below, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with ASC 450, “Contingencies” the Company has made accruals with respect to these matters where appropriate, which are reflected in the Company’s condensed consolidated financial statements.  We review these provisions at least quarterly and adjust them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed.  As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class.  The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action.  The Company has not recorded any liability related to this lawsuit as of March 29, 2020 as it does not believe a loss is probable or reasonably estimable.

Danker v. Papa John’s International, Inc. et al.  On August 30, 2018, a class action lawsuit was filed in the United States District Court, Southern District of New York on behalf of a class of investors who purchased or acquired stock in Papa John's through a period up to and including July 19, 2018. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The District Court appointed the Oklahoma Law Enforcement Retirement System to lead the case.  An amended complaint was filed on February 13, 2019, which the Company moved to dismiss. On March 16, 2020, the Court granted the Company’s motion to dismiss, on the ground that the complaint failed to state any viable cause of action. The Plaintiffs subsequently filed a second amended complaint on April 30, 2020.  The Company believes that it has valid and meritorious defenses to the second amended complaint and intends to vigorously defend against the case.  The Company has not recorded any liability related to this lawsuit as of March 29, 2020 as it does not believe a loss is probable or reasonably estimable.

10. Other General Expenses (Income)

Other general expenses (income) are included within General and administrative expenses and primarily consist of the following (in thousands):

	Three Months Ended
	March 29,	March 31,
	2020	2019
Other general expenses (income) (a)	$4,674	$(100)
Special charges (b)	-	10,619
Administrative expenses (c)	42,977	40,616
General and administrative expenses	$47,651	$51,135

(a)	Other general expenses (income) increased $4.8 million for the first quarter ended March 29, 2020 compared to the prior comparable period primarily due to a $5.0 million discretionary marketing fund investment made as part of our previously announced temporary financial support package to our franchisees.
(b)	The Special charges for the three months ended March 31, 2019 include the following:
●	$5.0 million of advisory and legal costs primarily associated with the review of a wide range of strategic opportunities that culminated in a strategic investment in the Company by affiliates of Starboard as well as certain litigation costs associated with legal proceedings initiated by our founder; and
●	$5.6 million one-time mark-to-market adjustment related to the increase in the fair value of the Starboard option to purchase Series B Preferred Stock that culminated in the purchase of additional preferred stock in late March 2019.
(c)	The increase in administrative expenses of $2.4 million for the first quarter ended March 29, 2020, compared to the prior year comparable period was primarily due to higher management incentive costs and legal fees.

11.	Segment Information

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

Our segment information is as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2020	2019
Revenues:
Domestic Company-owned restaurants	$161,440	$161,803
North America commissaries	155,422	148,904
North America franchising	19,440	17,530
International	32,152	31,500
All others	41,405	38,668
Total revenues	$409,859	$398,405

Intersegment revenues:
North America commissaries	$44,506	$45,555
North America franchising	674	673
International	—	97
All others	20,955	15,411
Total intersegment revenues	$66,135	$61,736

Income (loss) before income taxes:
Domestic Company-owned restaurants	$8,667	$4,597
North America commissaries	7,509	7,512
North America franchising	17,326	15,691
International	4,499	5,317
All others	(259)	(506)
Unallocated corporate expenses	(26,051)	(32,465)
Elimination of intersegment (profits)	(186)	(913)
Total income (loss) before income taxes	$11,505	$(767)

Property and equipment:
Domestic Company-owned restaurants	$223,539
North America commissaries	143,279
International	15,468
All others	85,775
Unallocated corporate assets	212,537
Accumulated depreciation and amortization	(475,563)
Property and equipment, net	$205,035

Disaggregation of Revenue

In the following tables, revenues are disaggregated by major product line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended March 29, 2020
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$161,440	$-	$-	$-	$-	$161,440
Commissary sales	-	199,928	-	16,543	-	216,471
Franchise royalties and fees	-	-	20,114	9,516	-	29,630
Other revenues	-	-	-	6,093	62,360	68,453
Eliminations	-	(44,506)	(674)	-	(20,955)	(66,135)
Total segment revenues	$161,440	$155,422	$19,440	$32,152	$41,405	$409,859
International other revenues (1)	-	-	-	(6,093)	6,093	-
Total revenues	$161,440	$155,422	$19,440	$26,059	$47,498	$409,859

	Reportable Segments
	Three Months Ended March 31, 2019
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$161,803	$-	$-	$-	$-	$161,803
Commissary sales	-	194,459	-	15,866	-	210,325
Franchise royalties and fees	-	-	18,203	9,801	-	28,004
Other revenues	-	-	-	5,930	54,079	60,009
Eliminations	-	(45,555)	(673)	(97)	(15,411)	(61,736)
Total segment revenues	$161,803	$148,904	$17,530	$31,500	$38,668	$398,405
International other revenues (1)	-	-	-	(5,930)	5,930	-
International eliminations (1)	-	-	-	97	(97)	-
Total revenues	$161,803	$148,904	$17,530	$25,667	$44,501	$398,405

(1)	Other revenues as reported in the Condensed Consolidated Statements of Operations include $6.1 million and $5.8 million of revenue for the three months ended March 29, 2020 and March 31, 2019, respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to income (loss) before income taxes but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of March 29, 2020, there were 5,378 Papa John’s restaurants (599 Company-owned and 4,779 franchised) operating in 49 countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, contributions received from franchisees for domestic and international marketing funds we control, revenues for printing and promotional items, and information systems and related services used in their operations.

Recent Developments and Trends

Coronavirus (“COVID-19”). The COVID-19 outbreak has presented evolving developments domestically and internationally.  The outbreak began to result in disruption in certain of our international markets beginning in January 2020, which negatively impacted our operations in affected locations, including causing temporary closures of franchise locations in China and South Korea.  Subsequently, the outbreak was characterized as a pandemic by the World Health Organization on March 11, 2020 and declared a national emergency in the United States during the same timeframe.  In response, governments and other authorities around the world have imposed measures to attempt to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, social distancing requirements, including limitations on gatherings, shelter-in-place orders and quarantines, and mandated business closures, which have resulted in significant changes in commercial activity and consumer behavior. In addition, the pandemic has resulted in an overall contraction in global economic activity and rising unemployment. We have been in discussions with our major suppliers and currently have not experienced material disruptions in our supply chain.

Our primary focus continues to be the safety of our team members, franchisees, and customers. The Company has taken steps to mitigate the impact of the COVID-19 pandemic by implementing extra health and safety measures across our business, including No Contact Delivery and enhanced cleaning and sanitization measures, for the protection of both our customers and team members. We have expanded our employee benefits to include free virtual doctor visits. This is in addition to existing employee benefits of no-cost mental health support, affordable health plan options and access to the Papa John’s Team Member Emergency Relief Fund, if and when needed. In addition, the Company is in the process of hiring thousands of team members to help serve our customers.

Of the Company’s approximately 2,100 international franchised stores, approximately 375 are temporarily closed, principally in Europe (140 stores), Latin America (130 stores), and the Middle East (95 stores) in accordance with government policies.  In China and South Korea, our markets which were impacted the earliest by the COVID-19 outbreak, a limited number of restaurants remain closed.  Some international markets are open predominantly for delivery only, such as in the United Kingdom.  In North America, substantially all our traditional restaurants remain open and fully operational.  A number of non-traditional restaurants located in universities and stadiums are temporarily closed; these non-traditional locations are not significant to our revenues and operating results.

Although March sales in North America were negatively impacted by the cancellation of large gatherings, including major sporting events, our domestic businesses have performed well, as customers and communities rely on us and others in the food delivery industry. The demand for carry-out and delivery across our markets has increased over the past several weeks. Our sales results by month for the first quarter, and our preliminary, estimated comparable sales information for the first month of the second quarter of 2020 (Period 4) are as follows:

				First
	Period 1	Period 2	Period 3	Quarter	Period 4
	Dec. 30,	Jan. 27,	Feb. 24,	Three	Mar. 30,
	2019, to	2020, to	2020, to	months	2020, to
	Jan. 26,	Feb. 23,	Mar. 29,	ended	Apr. 26,
	2020	2020	2020	Mar. 29, 2020	2020
Comparable sales growth/(decline)(a):
Domestic Company-owned restaurants	9.4%	7.6%	2.5%	6.1%	22.0%
North America franchised restaurants	7.1%	4.8%	3.9%	5.1%	28.4%
Systemwide North America restaurants	7.6%	5.4%	3.6%	5.3%	26.9%

System-wide international restaurants	4.9%	2.9%	(0.6%)	2.3%	1.4%

(a)

Represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. Comparable sales results for restaurants operating outside of the United States are reported on a constant-dollar basis, which excludes the impact of foreign currency translation. We believe North America and international comparable sales growth information is useful in analyzing our results since our franchisees pay royalties and marketing fund contributions that are based on a percentage of franchise sales.  Franchise sales also generate commissary revenue in the United States and in certain international markets.  Franchise restaurant and comparable sales growth information is also useful for comparison to industry trends and evaluating the strength of our brand.  Franchise restaurant sales are not included in the Company’s revenues.

We have sufficient cash on hand to support our current operations and we have access to approximately $350 million from our secured revolving credit facility, should we need it.

Due to the substantial uncertainty related to and the rapidly changing nature of the pandemic, we are unable to predict the specific impacts of the outbreak on our results of operations, liquidity or long-term financial condition. For a discussion of the risks to our business presented by the COVID-19 pandemic, please see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

Restaurant Progression

	Three Months Ended
	March 29, 2020	March 31, 2019

North America Company-owned:
Beginning of period	598	645
Opened	1	1
Closed	—	—
Sold to franchisees	—	(1)
End of period	599	645
North America franchised:
Beginning of period	2,690	2,692
Opened	15	26
Closed	(19)	(28)
Acquired from Company	—	1
End of period	2,686	2,691
International franchised:
Beginning of period	2,107	1,966
Opened	18	49
Closed	(32)	(15)
End of period	2,093	2,000
Total restaurants – end of period	5,378	5,336

Note: Temporary closures as a result of the COVID-19 outbreak are not reflected as “closed” in the restaurant progression above.  See “Recent Development and Trends” section above.

Items Impacting Comparability; Non-GAAP Measures

Effective as of the first quarter of 2020, the Company modified its presentation of adjusted (non-GAAP) financial results to no longer present certain financial assistance provided to the North America system in the form of royalty relief and discretionary marketing fund investments as Special charges. This financial assistance, which began in the third quarter of 2018 in response to declining sales in North America, will continue through the third quarter of 2020, as announced in a formal plan in July 2019. The adjusted financial results for the quarter ended March 31, 2019 have been revised to remove these items. See “Temporary Franchise Support” for additional information regarding this change in presentation.

The table below reconciles our GAAP financial results to our adjusted financial results, which are non-GAAP measures.  We present these non-GAAP measures because we believe the Special charges in the first quarter of 2019 impact comparability to our first quarter 2020 results.

	Three Months Ended
	March 29,	March 31,
(In thousands, except per share amounts)	2020	2019

GAAP income (loss) before income taxes	$11,505	$(767)
Special charges:
Legal and advisory fees (1)	—	5,067
Mark-to-market adjustment on option valuation (2)	—	5,914
Adjusted income before income taxes	$11,505	$10,214

GAAP net income (loss) attributable to common shareholders	$4,972	$(3,801)
Special charges:
Legal and advisory fees (1)	—	5,067
Mark-to-market adjustment on option valuation (2)	—	5,914
Tax effect of Legal and advisory fees (3)	—	(1,176)
Adjusted net income attributable to common shareholders	$4,972	$6,004

GAAP diluted earnings (loss) per share	$0.15	$(0.12)
Special charges:
Legal and advisory fees (1)	—	0.16
Mark-to-market adjustment on option valuation (2)	—	0.19
Tax effect of Legal and advisory fees (3)	—	(0.04)
Adjusted diluted earnings per share	$0.15	$0.19

(1)	Represents advisory and legal costs incurred in 2019 primarily associated with the review of a wide range of strategic opportunities that culminated in the strategic investment in the Company by affiliates of Starboard Value LP (“Starboard”) as well as certain litigation costs associated with legal proceedings initiated by our founder.
(2)	Represents a one-time mark-to-market adjustment of $5.9 million primarily related to the increase in the fair value of the Starboard option to purchase Series B Preferred Stock that culminated in the purchase of additional preferred stock in late March 2019.
(3)	The tax effect for Legal and advisory fees was calculated by applying the 2019 marginal rate of 23.2%. The mark-to- market adjustment on option valuation was non-deductible for tax purposes.

The 2019 non-GAAP adjusted results shown above and within this document, which exclude the Special charges, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting certain financial information excluding the Special charges is important for purposes of comparison to prior year results. In addition, management uses these metrics to evaluate the Company’s underlying operating performance and to analyze trends.

Temporary Franchise Support. As previously mentioned, effective as of the first quarter of 2020, the Company no longer presents certain royalty relief and discretionary marketing fund investments, included herein as “Temporary Franchise Support,” as Special charges within its adjusted financial results. The prior period adjusted financial measures presented above in “Items Impacting Comparability; Non-GAAP Measures” have also been revised to remove the impact of these items.

Temporary Franchise Support investments were $10.7 million (or approximately $0.26 per diluted share) in the first quarter ended March 29, 2020, compared to $4.9 million (or approximately $0.12 per diluted share) in the first quarter ended March 31, 2019, as follows (in thousands):

	Three Months Ended
	March 29,	March 31,
	2020	2019
Royalty relief (a)	$5,656	$4,873
Marketing fund investments (b)	5,000	-
Total Temporary Franchise Support (c)	$10,656	$4,873

(a)	Represents financial assistance provided to the North America system in the form of temporary royalty reductions that are above and beyond the level of franchise assistance the Company would incur in the ordinary course of its business. Beginning in the third quarter of 2018, the Company began providing various forms of support and financial assistance to the North America franchise system in response to declining North America sales. In July 2019, the Company announced a formal relief program to provide our North America franchisees with certainty regarding the availability and schedule of the temporary relief through the third quarter of 2020. These royalty reductions are not an expense, but rather consist of the amount of waived royalties that the Company would otherwise have been entitled to absent the waiver. The waived royalties are not included in North America franchise royalties and fees revenues.
(b)	Represents incremental discretionary marketing fund investments in excess of contractual Company-owned restaurant-level contributions, which were made as part of our previously announced temporary financial support package to our franchisees. The marketing fund investments are included in Unallocated corporate expenses.
(c)	The Company expects to provide approximately $15 to $20 million of Temporary Franchise Support in the second and third fiscal quarters of 2020. The formal relief program will conclude in the third quarter of 2020.

Results of Operations

Discussion of Revenues.  Consolidated revenues increased $11.5 million, or 2.9%, to $409.9 million for the first quarter of 2020, compared to $398.4 million for the first quarter of 2019.  Revenues are summarized in the following table (dollars in thousands).

	Three Months Ended
	Mar. 29,	Mar. 31,	Increase	Percent
	2020	2019	(Decrease)	Change
Domestic Company-owned restaurant sales	$161,440	$161,803	$(363)	(0.2)%
North America franchise royalties and fees	19,440	17,530	1,910	10.9%
North America commissary	155,422	148,904	6,518	4.4%
International	26,059	25,667	392	1.5%
Other revenues	47,498	44,501	2,997	6.7%
Total Revenues	$409,859	$398,405	$11,454	2.9%

Domestic Company-owned restaurant sales decreased $0.4 million, or 0.2%, for the three months ended March 29, 2020, primarily due to the refranchising of 46 restaurants in 2019 primarily located in South Florida and Georgia. Excluding the impact of refranchising, Domestic Company-owned restaurant sales increased $10.8 million, or 7.2%.  The increase was primarily due to positive comparable sales of 6.1%.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

North America franchise royalties and fees increased $1.9 million, or 10.9% for the three months ended March 29, 2020 compared to the three months ended March 31, 2019. Excluding the impact of refranchising, North America franchise royalties and fees increased $1.3 million primarily due to positive comparable sales of 5.1%.

North America franchise restaurant sales increased 5.9% to $559.2 million for the three months ended March 29, 2020.  North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary sales increased $6.5 million, or 4.4%, for the three months ended March 29, 2020, primarily due to pricing associated with higher commodities costs, primarily cheese.

International revenues increased $0.4 million, or 1.5%, for the three months ended March 29, 2020.  Excluding the impact of refranchising our Quality Control Center in Mexico in 2019, International revenues increased $1.4 million or 5.6%, for the three months ended March 29, 2020.  The increase of $1.4 million was primarily due to higher United Kingdom commissary revenues and higher royalties from increased equivalent units and higher comparable sales of 2.3%. The higher sales were partially offset by lower development fees and unfavorable foreign exchange rates.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

International franchise restaurant sales increased 8.1% to $235.5 million for the three months ended March 29, 2020, excluding the impact of foreign currency, primarily due to increases in equivalent units and positive comparable sales. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues increased $3.0 million, or 6.7% for the three months ended March 29, 2020. The increase was primarily due to higher marketing fund revenue primarily due to an increase in the national marketing fund contribution rate in 2020 and higher online revenues.

Discussion of Operating Results

Income (loss) before income taxes is summarized in the following table on a reporting segment basis.  Income (loss) before income taxes increased approximately $12.3 million for the first quarter of 2020 over the first quarter of 2019. Alongside the GAAP income (loss) before income taxes data, we have included “adjusted” income (loss) before income taxes for the first quarter of 2019 to exclude Special charges. We believe this non-GAAP measure is important for purposes of comparing to 2020 results.

	Three Months Ended
	Reported	Reported	Special	Adjusted	Adjusted
	Mar. 29,	Mar. 31,	charges	Mar. 31,	Increase
(In thousands)	2020	2019	in 2019	2019	(Decrease)

Domestic Company-owned restaurants	$8,667	$4,597	$—	$4,597	$4,070
North America commissaries	7,509	7,512	—	7,512	(3)
North America franchising	17,326	15,691	—	15,691	1,635
International	4,499	5,317	—	5,317	(818)
All others	(259)	(506)	—	(506)	247
Unallocated corporate expenses	(26,051)	(32,465)	10,981	(21,484)	(4,567)
Elimination of intersegment profits	(186)	(913)	—	(913)	727
Adjusted income (loss) before income taxes	$11,505	$(767)	$10,981	$10,214	$1,291

The increase in adjusted income before income taxes of $1.3 million, or 12.6% for the first quarter of 2020, excluding Special charges in 2019, was primarily due to the following:

●	Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants income before income taxes increased $4.1 million in the first quarter of 2020, compared to the same quarter of the prior year, primarily due to higher profits from positive comparable sales of 6.1% and lower loyalty program costs, partially offset by higher commodities, primarily cheese.

●	North America Franchising Segment. North America franchising income before income taxes was $1.6 million higher for the first quarter of 2020, compared to the same quarter of the prior year, primarily due to higher comparable sales of 5.1%.

~~●~~	International Segment. International income before income taxes decreased approximately $0.8 million in the first quarter of 2020, compared to the same quarter of the prior year, primarily due to lower development fee revenues, higher general and administrative costs and the unfavorable impact of foreign exchange rates, partially offset by higher royalty revenues attributable to increased units and higher comparable sales.

●	All Others. All Others income before income taxes, which primarily includes our online and mobile ordering business, our wholly-owned print and promotions subsidiary, Preferred Marketing Solutions, and our marketing funds increased $0.2 million for the first quarter of 2020, compared to the same quarter of the prior year, primarily due to higher profits on our online and mobile ordering business from higher sales.

●	Unallocated Corporate Expenses. Unallocated corporate expenses increased approximately $4.6 million for the first quarter of 2020, compared to the same quarter of the prior year. The increase was primarily due to a $5.0 million discretionary marketing fund investment as part of the formal relief program, as described above in “Temporary Franchise Support,” and higher management incentive costs and legal fees. These increases were partially offset by a decrease in interest expense from a lower average debt balance and lower interest rates.

Review of Consolidated Results

Revenues. For the reasons discussed above, consolidated revenues increased $11.5 million, or 2.9%, to $409.9 million for the first quarter of 2020, compared to $398.4 million for the first quarter of 2019.

	Three Months Ended
	March 29, 2020		March 31, 2019
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:
Domestic Company-owned restaurant sales	$161,440		$161,803
North America franchise royalties and fees	19,440		17,530
North America commissary revenues	155,422		148,904
International revenues	26,059		25,667
Other revenues	47,498		44,501
Total revenues	409,859		398,405
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	129,111	80.0%	133,053	82.2%	(2.2%)
North America commissary expenses	144,272	92.8%	138,557	93.1%	(0.3%)
International expenses	15,101	57.9%	14,305	55.7%	2.2%
Other expenses	45,957	96.8%	44,097	99.1%	(2.3%)
General and administrative expenses	47,651	11.6%	51,135	12.8%	(1.2%)
Depreciation and amortization	12,295	3.0%	11,749	2.9%	0.1%
Total costs and expenses	394,387	96.2%	392,896	98.6%	(2.4%)
Operating income	15,472	3.8%	5,509	1.4%	(2.4%)
Net interest expense	(3,967)	(1.0%)	(6,276)	(1.6%)	0.6%
Income (loss) before income taxes	$11,505	2.8%	$(767)	(0.2%)	3.0%

Costs and expenses. Total costs and expenses were approximately $394.4 million, or 96.2% of total revenues for the first quarter of 2020, compared to $392.9 million, or 98.6%, for the first quarter of 2019.  The decrease in total costs and expenses, as a percentage of revenues, was primarily due to the following:

Domestic Company-owned restaurant expenses were $129.1 million for the first quarter of 2020, or 80.0% of related revenues, as compared to expenses of $133.1 million, or 82.2% of related revenues.  The 2.2% decrease in expenses, as a percentage of related revenues, was primarily due to lower operating expenses on higher sales and lower food costs including the favorable impact of current year promotions, which more than offset higher commodities costs, primarily cheese.

North America commissary expenses were $144.3 million for the first quarter of 2020, or 92.8% of related revenues compared to $138.6 million, or 93.1% of related revenues for the first quarter of 2019. The 0.3% decrease in expenses, as a percentage of related revenues, was primarily due to lower operating costs, primarily lower delivery costs, partially offset by lower profits from cheese which has a fixed dollar markup.

International expenses were $15.1 million for the first quarter of 2020, or 57.9% of related revenues, compared to expenses of $14.3 million, or 55.7% of related revenues for the first quarter of 2019.  The increase of 2.2% in expenses as a percentage of related revenues, was primarily due to lower development fee revenues, the unfavorable impact of currency conversion on revenues and a lower margin at our United Kingdom commissary.

Other expenses were $46.0 million for the first quarter of 2020, or 96.8% of related revenues, compared to expenses of $44.1 million, or 99.1% of related revenues for the first quarter of 2019. The 2.3% decrease in expenses, as a percentage of related revenues, was primarily due to higher revenues from our online and mobile ordering business.

General and administrative expenses (“G&A”) were $47.7 million, or 11.6% of revenues in the first quarter of 2020 compared to $51.1 million, or 12.8% for the first quarter of 2019.  G&A consisted of the following (in thousands):

	Three Months Ended
	March 29,	March 31,
	2020	2019
Other general expenses (income) (a)	$4,674	$(100)
Special charges (b)	-	10,619
Administrative expenses (c)	42,977	40,616
General and administrative expenses	$47,651	$51,135

(a)	The increase in other general expenses (income) of $4.8 million was primarily due to a $5.0 million discretionary marketing fund investment made as part of our previously announced temporary financial support package to our franchisees. See “Temporary Franchise Support” for additional information.
(b)	See “Items Impacting Comparability; Non-GAAP Measures” for additional detail.
(c)	The increase in administrative expenses of $2.4 million for the first quarter ended March 29, 2020, compared to the prior year comparable period, was primarily due to higher management incentive costs and legal fees.

Depreciation and amortization expense was $12.3 million, or 3.0% of revenues in the first quarter of 2020, compared to $11.7 million, or 2.9% of revenues in the first quarter of 2019.

Net interest expense. Net interest expense decreased approximately $2.3 million for the first quarter of 2020 primarily due to a decrease in the average debt balance and lower interest rates. Total debt outstanding was $365.6 million as of March 29, 2020, including approximately $0.6 million associated with Papa John’s Marketing Fund, Inc. (“PJMF”).

Income (loss) before income taxes. For the reasons discussed above, income (loss) before income taxes increased approximately $12.3 million for the first quarter of 2020 over the first quarter of 2019.

Income tax expense.  Income tax expense was $2.5 million for the first quarter of 2020, for an effective tax rate of 21.8%, compared to $0.8 million for the first quarter of 2019, for an effective tax rate of 108.3%.  The change in the effective rate was due to higher income before income taxes in the first quarter of 2020 and the non-deductible $5.9 million expense associated with the one-time mark-to-market increase in the fair value of the Starboard option to purchase Series B Preferred Stock in the first quarter of 2019.

Diluted earnings (loss) per common share.  Diluted earnings per common share was $0.15 for the first quarter of 2020, compared to diluted loss per common share of $0.12 in the first quarter of 2019.

Liquidity and Capital Resources

As previously mentioned, the coronavirus (COVID-19) outbreak has presented evolving developments domestically and internationally, including an overall contraction in global economic activity and volatility in the financial markets.  The outbreak was characterized as a pandemic by the World Health Organization on March 11, 2020 and declared a national emergency in the United States during the same timeframe.  Despite these recent developments, we have not experienced any notable reduction in our cash flows, and we have not materially increased borrowings on our secured revolving credit facility. As of March 29, 2020, we had approximately $343.8 million available for borrowing under our secured revolving credit facility, as described below.  We plan to closely monitor our liquidity needs in response to the evolving situation.

Debt

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $10.0 million was outstanding as of March 29, 2020 and a secured term loan facility with an outstanding balance of $355.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or LIBOR plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants. These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0. Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect. Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio. The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.00 to 1.0, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.25 to 1.0, which increases over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at March 29, 2020.

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

Our outstanding debt of $365.0 million at March 29, 2020 under the PJI Facilities was composed of $355.0 million outstanding under the Term Loan Facility and $10.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at March 29, 2020 was approximately $343.8 million.

As of March 29, 2020, the Company had approximately $2.4 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

We attempt to minimize interest rate risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Credit Agreement.  By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities.

As of March 29, 2020, we have the following interest rate swap agreements with a total notional value of $350 million:

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

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.8% and 4.5% for the three months ended March 29, 2020 and March 31, 2019, respectively.

Our PJI Credit Agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the Amended Credit Agreement:

Actual Ratio for the
Quarter Ended
	Permitted Ratio	March 29, 2020
Leverage ratio	Not to exceed 5.00 to 1.0	3.4 to 1.0

Interest coverage ratio	Not less than 2.25 to 1.0	2.9 to 1.0

As stated above, our leverage ratio is defined as outstanding debt divided by consolidated EBITDA, as defined, for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of March 29, 2020.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”). The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2020.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 3.4% and 4.5% for the three months ended March 29, 2020, and March 31, 2019, respectively. As of March 29, 2020, the principal amount of debt outstanding under the PJMF Revolving Facility was $0.6 million and is classified as current debt (none at December 29, 2019).  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

Cash Flows

Cash flow provided by operating activities was $33.7 million in the first quarter of 2020 compared to $13.8 million in the first quarter of 2019. The increase of $19.9 million was primarily due to higher net income and favorable working capital changes including timing of payments.

The Company’s free cash flow, a non-GAAP financial measure, was as follows in the first quarter of 2020 and 2019 (in thousands):

	Three Months Ended
	March 29,	March 31,
	2020	2019

Net cash provided by operating activities	$33,734	$13,813
Purchases of property and equipment	(5,933)	(8,658)
Dividends paid to preferred shareholders	(3,412)	(2,040)
Free cash flow (a)	$24,389	$3,115
(a)	Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the Condensed Consolidated Statements of Cash Flows) less the purchases of property and equipment and less the payment of dividends to preferred stockholders. We view free cash flow as an important liquidity measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. However, it does not represent residual cash flows available for discretionary expenditures. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our liquidity or performance than the Company’s GAAP measures.

Cash flow used in investing activities was $9.6 million for the first quarter of 2020 compared to $8.3 million in the first quarter of 2019, or an increase of $1.3 million. The increase in cash flow used in investing activities was primarily due to higher net franchise loans issued, partially offset by lower purchases of property and equipment.

Cash flow used in financing activities was $15.5 million for the first quarter of 2020 compared to $9.6 million in the first quarter of 2019.  The increase in cash flow used in financing activities was primarily due to proceeds from the issuance of Series B Preferred Stock in 2019, offset by higher preferred dividend payments in 2020.  We require capital for the payment of cash dividends, which are funded by cash flow from operations, borrowings from our Credit Agreement and, in 2019, proceeds from the issuance of preferred stock.  In the first quarter of 2019, we received gross proceeds of $252.5 million from the issuance of Series B Preferred Stock and incurred $7.5 million of direct costs associated with the issuance. The net proceeds of the Series B Preferred Stock were primarily used to pay down our Revolving Facility in 2019. The additional borrowing availability under the Revolving Facility as a result of the debt repayment provides financial flexibility that enables the Company to make investments in the business and to use for general corporate purposes.

The Company recorded dividends of approximately $10.7 million in the first quarter of 2020 consisting of the following:

●	$7.3 million paid to common stockholders ($0.225 per share);
●	$1.1 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.225 per share); and
●	$2.3 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum) were declared with a record date of March 16, 2020 and paid on April 1, 2020.

On April 30, 2020, our Board of Directors declared a second quarter dividend of $0.225 per common share (of which approximately $7.3 million will be paid to common stockholders and $1.1 million will be paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”).  The second quarter preferred dividend of $2.3 million was also declared on April 30, 2020.  The common share dividend will be paid on May 22, 2020 to stockholders of record as of the close of business on May 11, 2020. The second quarter preferred dividend will be paid to holders of Series B Preferred Stock on July 1, 2020.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to the preliminary estimated same store sales growth and related trends, projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, the financial impact of the temporary business opportunities, disruptions and temporary changes in demand we are experiencing related to the current outbreak of the novel coronavirus disease (COVID-19), including the projections for sales trends and comparable sales, temporary restaurant closures, our cash on hand and access to our credit facilities, commodity costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, royalty relief, the effectiveness of our strategic turnaround efforts and other business initiatives, marketing efforts, liquidity, compliance with debt covenants, stockholder and other stakeholder engagement, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

●	the ability of the Company to manage difficulties associated with or related to the COVID-19 pandemic, including risks related to: the impact of governmental restrictions on freedom of movement and business operations including quarantines, social distancing requirements and mandatory business closures; the virus’s impact on the availability of our workforce; the potential disruption of our supply chain; changes in consumer demand or behavior; the overall contraction in global economic activity, including rising unemployment; our liquidity position; and our ability to navigate changing governmental programs and regulations relating to the pandemic; and the increased risk of phishing and other cyber-attacks;
●	the assumption that the store closures in international markets and non-traditional restaurants in North America are not expected to be permanent; the assumption that our delivery restaurants will continue to stay open and be deemed essential businesses by national, state and local authorities in most of the jurisdictions in which we operate;
●	increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to improve consumer sentiment and sales trends, and the risk that such initiatives will not be effective;
●	the ability of the Company to ensure the long-term success of the brand through significant investments committed to our U.S. franchise system, including marketing fund investments and royalty relief;
●	the ability of the Company to improve customer sentiment and sales trends through advertising, marketing and promotional activities;
●	risks related to social media, including publicity adversely and rapidly impacting our brand and reputation;
●	aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;
●	changes in consumer preferences or consumer buying habits, including the growing popularity of delivery aggregators, as well as changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending, including higher unemployment;
●	the adverse impact on the Company or our results caused by global health concerns, product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our Company-owned or franchised restaurants or others in the restaurant industry;
●	the effectiveness of our technology investments and changes in unit-level operations;
●	the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, store level employees or suitable sites;

●	increases in food costs or sustained higher other operating costs. This could include increased employee compensation, benefits, insurance, tax rates, new regulatory requirements or increasing compliance costs;
●	increases in insurance claims and related costs for programs funded by the Company up to certain retention limits, including medical, owned and non-owned vehicles, workers’ compensation, general liability and property;
●	disruption of our supply chain or commissary operations which could be caused by our sole source of supply of cheese or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, or geopolitical or other disruptions beyond our control;
●	increased risks associated with our international operations, including economic and political conditions and risks associated with the withdrawal of the United Kingdom from the European Union, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth;
●	the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business including compliance with the European Union General Data Protection Regulation;
●	the Company's ability to continue to pay dividends to shareholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results decline;
●	failure to effectively manage recent transitions within our executive leadership team or to otherwise successfully execute succession planning;
●	disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential Company, employee and customer information, including payment cards; and
●	changes in Federal or state income, general and other tax laws, rules and regulations and changes in generally accepted accounting principles.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, as updated by “Part II. Item 1A – Risk Factors” of this Quarterly Report on Form 10-Q, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes on our secured revolving credit facility and our secured term loan facility, which comprise the PJI Credit Facilities. We attempt to minimize interest rate risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Facilities. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.  We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of March 29, 2020 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. See Note 8 of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income (loss) and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. For each of the periods presented, approximately 6% of our revenues were derived from these operations.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $0.6 million and $1.7 million on International revenues for the three months ended March 29, 2020 and March 31, 2019, respectively.  Foreign currency exchange rate fluctuations had no significant impact on income (loss) before income taxes for the three months ended March 29, 2020 and March 31, 2019.

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

The following table presents the actual average block price for cheese by quarter through the first quarter of 2020 and the projected average block price for cheese by quarter through 2020 (based on the April 28, 2020 Chicago Mercantile Exchange cheese futures market prices):

	2020		2019
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.857		$1.490
Quarter 2	1.375		1.696
Quarter 3	1.544		1.898
Quarter 4	1.652		1.984
Full Year	$1.607	*	$1.767

*The full year estimate is based on futures prices and does not include the impact of forward pricing agreements we have for a portion of our cheese purchases for our domestic Company-owned restaurants. Additionally, the price charged to restaurants can vary somewhat by quarter from the actual block price based upon our monthly pricing mechanism.

Item 4.   Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its chief executive officer and interim principal financial and accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the chief executive officer and interim principal financial and accounting officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in a number of lawsuits, claims, investigations and proceedings consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Financial Accounting Standards Board Accounting Standards Codification 450, “Contingencies”, the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s Condensed Consolidated Financial Statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  The legal proceedings described in Note 9 of “Notes to the Condensed Consolidated Financial Statements” are incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019:

We are subject to the risks related to pandemic outbreaks, including COVID-19, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to the risks related to the outbreak of the coronavirus (COVID-19), which was recognized by the World Health Organization on March 11, 2020 as a global pandemic. In response, governments and other authorities around the world have imposed measures to attempt to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, social distancing requirements, including limitations on gatherings, shelter-in-place orders and quarantines, and mandated business closures, which have resulted in significant changes in commercial activity and consumer behavior. In addition, the pandemic has had, and is expected to continue to have, significant adverse impacts on economic and market conditions and has resulted in global economic contraction and rising unemployment. As millions of cases have been confirmed, including in China, Europe, and the U.S., we expect COVID-19 to interfere with general commercial activity related to our customer base, which could have a material adverse effect on our business, financial condition, or results of operations in future periods. To the extent that COVID-19 continues or worsens, restrictions imposed by governments may not be lifted, or additional restrictions may be imposed. As a result, businesses such as our restaurants or Quality Control Centers may be required to shut down, our employees may be prohibited from working, and our supply chains may be interrupted. It may be challenging to obtain and process ingredients and raw materials to support our business needs, and individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ economic conditions are similarly affected, they might delay or reduce purchases from us, which could adversely affect our business, financial condition or results of operations.  If a significant number of our restaurants are required to close, or if our sales decline precipitously as a result of the outbreak, then we may be required to incur additional debt or take other actions to finance our operations on terms that may not be favorable to us if available at all.

The potential effects of COVID-19 also could include heightening many of the risks discussed  in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2019, including, but not limited to our profitability; ability to meet consumer demand through the continued availably of our workforce; laws and regulations affecting our business; increased cyber risks and reliance on technology infrastructure to support our business and operations, including through remote-work protocols due to COVID-19; fluctuations in foreign currency markets; the availability of future borrowings; the costs of current and future borrowings; credit risks of our customers and counterparties; our business transformation initiative; and impairment of long-lived assets, the carrying value of goodwill or other indefinite-lived intangible assets. However, given the evolving health, economic, social, and governmental environments, the specific impact that COVID-19 could have on these risks remains uncertain.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended March 29, 2020, the Company acquired approximately 23,542 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 29, 2020, filed on May 6, 2020, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 6, 2020	/s/ Steven R. Coke
Steven R. Coke
Interim Principal Financial and Accounting Officer