Form 10-Q
period 2020-06-28
PAPA JOHNS INTERNATIONAL INC
filed 2020-08-06
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2020

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

At July 30, 2020, there were outstanding 32,814,222 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 28,	December 29,
(In thousands, except per share amounts)	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,699	$27,911
Accounts receivable, net	73,530	80,921
Notes receivable, current portion	9,651	7,790
Income tax receivable	755	4,024
Inventories	32,546	27,529
Prepaid expenses and other current assets	33,292	33,371
Total current assets	225,473	181,546
Property and equipment, net	200,581	211,741
Finance lease right-of-use assets, net	8,978	9,383
Operating lease right-of-use assets	141,861	148,229
Notes receivable, less current portion, net	32,158	33,010
Goodwill	79,634	80,340
Deferred income taxes	4,978	1,839
Other assets	64,074	64,633
Total assets	$757,737	$730,721

Liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$30,699	$29,141
Income and other taxes payable	11,200	7,599
Accrued expenses and other current liabilities	134,989	120,566
Current deferred revenue	5,382	5,624
Current finance lease liabilities	3,879	1,789
Current operating lease liabilities	22,663	23,226
Current portion of long-term debt	20,107	20,000
Total current liabilities	228,919	207,945
Deferred revenue	13,543	14,722
Long-term finance lease liabilities	5,265	7,629
Long-term operating lease liabilities	118,946	125,297
Long-term debt, less current portion, net	327,932	347,290
Deferred income taxes	859	2,649
Other long-term liabilities	95,627	84,927
Total liabilities	791,091	790,459

Series B Convertible Preferred Stock; $0.01 par value; 260.0 shares authorized, 252.5 shares issued and outstanding at June 28, 2020 and December 29, 2019	251,827	251,133
Redeemable noncontrolling interests	6,667	5,785

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 45,122 at June 28, 2020 and 44,748 at December 29, 2019)	451	447
Additional paid-in capital	243,577	219,047
Accumulated other comprehensive loss	(21,104)	(10,185)
Retained earnings	212,104	205,697
Treasury stock (12,773 shares at June 28, 2020 and 12,854 shares at December 29, 2019, at cost)	(742,600)	(747,327)
Total stockholders’ deficit	(307,572)	(332,321)
Noncontrolling interests in subsidiaries	15,724	15,665
Total Stockholders’ deficit	(291,848)	(316,656)
Total liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit	$757,737	$730,721

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019

Revenues:
Domestic Company-owned restaurant sales	$186,506	$163,656	$347,946	$325,459
North America franchise royalties and fees	24,174	19,761	43,614	37,291
North America commissary revenues	167,619	147,128	323,041	296,032
International revenues	28,093	25,497	54,152	51,164
Other revenues	54,231	43,581	101,729	88,082
Total revenues	460,623	399,623	870,482	798,028
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	145,168	131,950	274,279	265,003
North America commissary expenses	154,467	136,744	298,739	275,301
International expenses	18,304	14,652	33,405	28,957
Other expenses	51,345	41,970	97,302	86,067
General and administrative expenses	48,428	48,718	96,079	99,853
Depreciation and amortization	12,377	11,521	24,672	23,270
Total costs and expenses	430,089	385,555	824,476	778,451
Refranchising gains	—	163	—	163
Operating income	30,534	14,231	46,006	19,740
Net interest expense	(3,627)	(4,272)	(7,594)	(10,548)
Income before income taxes	26,907	9,959	38,412	9,192
Income tax expense	4,956	1,283	7,468	2,114
Net income before attribution to noncontrolling interests	21,951	8,676	30,944	7,078
Net income attributable to noncontrolling interests	(1,337)	(322)	(1,887)	(455)
Net income attributable to the Company	$20,614	$8,354	$29,057	$6,623

Calculation of net income for earnings per share:
Net income attributable to the Company	$20,614	$8,354	$29,057	$6,623
Preferred stock dividends and accretion	(3,347)	(3,486)	(6,818)	(5,556)
Net income attributable to participating securities	(1,560)	—	(1,306)	—
Net income attributable to common shareholders	$15,707	$4,868	$20,933	$1,067

Basic earnings per common share	$0.49	$0.15	$0.65	$0.03
Diluted earnings per common share	$0.48	$0.15	$0.65	$0.03

Basic weighted average common shares outstanding	32,335	31,587	32,214	31,570
Diluted weighted average common shares outstanding	32,619	31,773	32,444	31,746

Dividends declared per common share	$0.225	$0.225	$0.450	$0.450

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2020	2019	2020	2019

Net income before attribution to noncontrolling interests	$21,951	$8,676	$30,944	$7,078
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(334)	(1,537)	(3,159)	196
Interest rate swaps (1)	(103)	(6,699)	(11,022)	(10,654)
Other comprehensive loss, before tax	(437)	(8,236)	(14,181)	(10,458)
Income tax effect:
Foreign currency translation adjustments	77	354	727	(45)
Interest rate swaps (2)	24	1,532	2,535	2,450
Income tax effect	101	1,886	3,262	2,405
Other comprehensive loss, net of tax	(336)	(6,350)	(10,919)	(8,053)
Comprehensive income (loss) before attribution to noncontrolling interests	21,615	2,326	20,025	(975)
Less: comprehensive (income) loss, redeemable noncontrolling interests	(707)	(32)	(883)	87
Less: comprehensive (income), nonredeemable noncontrolling interests	(630)	(290)	(1,004)	(542)
Comprehensive income (loss) attributable to the Company	$20,278	$2,004	$18,138	$(1,430)

(1)Amounts reclassified out of accumulated other comprehensive loss into net interest expense included ($1,372) and ($1,702) for the three and six months ended June 28, 2020, respectively, and $231 and $688 for the three and six months ended June 30, 2019, respectively.

(2)The income tax effects of amounts reclassified out of accumulated other comprehensive loss into net interest expense were $332 and $412 for the three and six months ended June 28, 2020, respectively, and ($53) and ($158) for the three and six months ended June 30, 2019, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended June 28, 2020	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at March 29, 2020	31,971	$448	$220,187	$(20,768)	$202,287	$(744,463)	$16,009	$(326,300)
Net income (2)	—	—	—	—	20,614	—	630	21,244
Other comprehensive loss	—	—	—	(336)	—	—	—	(336)
Cash dividends on common stock	—	—	77	—	(7,360)	—	—	(7,283)
Cash dividends on preferred stock	—	—	—	—	(3,412)	—	—	(3,412)
Exercise of stock options	346	3	20,460	—	—	—	—	20,463
Stock-based compensation expense	—	—	4,792	—	—	—	—	4,792
Issuance of restricted stock	30	—	(1,760)	—	—	1,760	—	—
Tax effect of restricted stock awards	—	—	(196)	—	—	—	—	(196)
Distributions to noncontrolling interests	—	—	—	—	—	—	(915)	(915)
Other	2	—	17	—	(25)	103	—	95
Balance at June 28, 2020	32,349	$451	$243,577	$(21,104)	$212,104	$(742,600)	$15,724	$(291,848)

For the six months ended June 28, 2020
Balance at December 29, 2019	31,894	$447	$219,047	$(10,185)	$205,697	$(747,327)	$15,665	$(316,656)
Cumulative effect of adoption of ASU 2016-13 (1)	—	—	—	—	(1,066)	—	—	(1,066)
Adjusted Balance at December 30, 2019	31,894	447	219,047	(10,185)	204,631	(747,327)	15,665	(317,722)
Net income (2)	—	—	—	—	29,057	—	1,004	30,061
Other comprehensive loss	—	—	—	(10,919)	—	—	—	(10,919)
Cash dividends on common stock	—	—	132	—	(14,652)	—	—	(14,520)
Cash dividends on preferred stock	—	—	—	—	(6,825)	—	—	(6,825)
Exercise of stock options	373	4	21,700	—	—	—	—	21,704
Stock-based compensation expense	—	—	8,742	—	—	—	—	8,742
Issuance of restricted stock	77	—	(4,468)	—	—	4,468	—	—
Tax effect of restricted stock awards	—	—	(1,579)	—	—	—	—	(1,579)
Distributions to noncontrolling interests	—	—	—	—	—	—	(945)	(945)
Other	5	—	3	—	(107)	259	—	155
Balance at June 28, 2020	32,349	$451	$243,577	$(21,104)	$212,104	$(742,600)	$15,724	$(291,848)

(1)	As of December 30, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.
(2)	Net income to the Company for the three and six months ended June 28, 2020 excludes $707 and $883 allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At June 28, 2020, the accumulated other comprehensive loss of $21,104 was comprised of net unrealized foreign currency translation loss of $8,031 and net unrealized loss on the interest rate swap agreements of $13,073.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended June 30, 2019	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at March 31, 2019	31,420	$443	$193,243	$(4,846)	$231,439	$(748,995)	$15,458	$(313,258)
Net income (1)	—	—	—	—	8,354	—	290	8,644
Other comprehensive loss	—	—	—	(6,350)	—	—	—	(6,350)
Cash dividends on common stock	—	—	59	—	(7,203)	—	—	(7,144)
Cash dividends on preferred stock	—	—	—	—	(3,428)	—	—	(3,428)
Exercise of stock options	1	—	42	—	—	—	—	42
Stock-based compensation expense	—	—	3,800	—	—	—	—	3,800
Issuance of restricted stock	2	—	(116)	—	—	116	—	—
Tax effect of restricted stock awards	—	—	(26)	—	—	—	—	(26)
Distributions to noncontrolling interests	—	—	—	—	—	—	(164)	(164)
Other	4	—	(75)	—	(329)	222	—	(182)
Balance at June 30, 2019	31,427	$443	$196,927	$(11,196)	$228,833	$(748,657)	$15,584	$(318,066)
For the six months ended June 30, 2019
Balance at December 30, 2018	31,372	$443	$192,984	$(3,143)	$242,182	$(751,704)	$15,225	$(304,013)
Net income (1)	—	—	—	—	6,623	—	542	7,165
Other comprehensive loss	—	—	—	(8,053)	—	—	—	(8,053)
Cash dividends on common stock	—	—	95	—	(14,364)	—	—	(14,269)
Cash dividends on preferred stock	—	—	—	—	(5,470)	—	—	(5,470)
Exercise of stock options	4	—	93	—	—	—	—	93
Stock-based compensation expense	—	—	7,531	—	—	—	—	7,531
Issuance of restricted stock	44	—	(2,570)	—	—	2,570	—	—
Tax effect of restricted stock awards	—	—	(895)	—	—	—	—	(895)
Distributions to noncontrolling interests	—	—	—	—	—	—	(183)	(183)
Other	7	—	(311)	—	(138)	477	—	28
Balance at June 30, 2019	31,427	$443	$196,927	$(11,196)	$228,833	$(748,657)	$15,584	$(318,066)

(1)	Net income to the Company for the three and six months ended June 30, 2019 excludes $32 and ($87), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At June 30, 2019, the accumulated other comprehensive loss of $11,196 was comprised of net unrealized foreign currency translation loss of $6,709 and net unrealized loss on the interest rate swap agreements of $4,487.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 28,	June 30,
(In thousands)	2020	2019

Operating activities
Net income before attribution to noncontrolling interests	$30,944	$7,078
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and notes receivable	1,051	676
Depreciation and amortization	24,672	23,270
Deferred income taxes	(1,502)	(3,096)
Preferred stock option mark-to-market adjustment	—	5,914
Stock-based compensation expense	8,742	7,531
Gain on refranchising	—	(163)
Other	1,090	1,999
Changes in operating assets and liabilities:
Accounts receivable	(8,571)	(1,092)
Income tax receivable	4,278	11,699
Inventories	(5,017)	326
Prepaid expenses and other current assets	9,657	(5,383)
Other assets and liabilities	8,065	(2,094)
Accounts payable	1,558	5,410
Income and other taxes payable	3,601	565
Accrued expenses and other current liabilities	10,269	(17,297)
Deferred revenue	(1,179)	(3,168)
Net cash provided by operating activities	87,658	32,175
Investing activities
Purchases of property and equipment	(13,795)	(17,836)
Notes issued	(9,596)	(4,757)
Repayments of notes issued	6,462	2,234
Proceeds from divestitures of restaurants	—	225
Other	14	568
Net cash used in investing activities	(16,915)	(19,566)
Financing activities
Proceeds from issuance of preferred stock	—	252,530
Repayments of term loan	(10,000)	(10,000)
Net (repayments) proceeds of revolving credit facilities	(9,884)	(230,776)
Dividends paid to common stockholders	(14,520)	(14,269)
Dividends paid to preferred stockholders	(6,825)	(5,470)
Issuance costs associated with preferred stock	—	(7,250)
Tax payments for equity award issuances	(1,579)	(895)
Proceeds from exercise of stock options	21,704	93
Contributions from noncontrolling interest holders	—	840
Distributions to noncontrolling interest holders	(945)	(183)
Other	(704)	168
Net cash used in financing activities	(22,753)	(15,212)
Effect of exchange rate changes on cash and cash equivalents	(202)	1
Change in cash and cash equivalents	47,788	(2,602)
Cash and cash equivalents at beginning of period	27,911	33,258
Cash and cash equivalents at end of period	$75,699	$30,656

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 28, 2020

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2020.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 29, 2019.

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

Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties that include 192 restaurants at both June 28, 2020 and June 30, 2019.

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

Net income attributable to these joint ventures for the three and six months ended June 28, 2020 and June 30, 2019 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019

Papa John’s International, Inc.	$2,320	$708	$3,451	$1,172
Noncontrolling interests	1,337	322	1,887	455
Total net income	$3,657	$1,030	$5,338	$1,627

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

Fair Value Measurements and Disclosures

The Company is required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity-specific measurement. The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The fair value of the amount outstanding under our term debt approximates the carrying value due to the variable market-based interest rate (Level 2).

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 28, 2020 and December 29, 2019 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
June 28, 2020
Financial assets:
Cash surrender value of life insurance policies (a)	$32,155	$32,155	$—	$—

Financial liabilities:
Interest rate swaps (b)	17,050	—	17,050	—

December 29, 2019
Financial assets:
Cash surrender value of life insurance policies (a)	$33,220	$33,220	$—	$—

Financial liabilities:
Interest rate swaps (b)	6,168	—	6,168	—
(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)	The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

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

Estimates of expected credit losses, even if remote, are based upon historical account write-off trends, facts about the current financial condition of the debtor, forecasts of future operating results based upon current trends of select operating metrics, and macroeconomic factors. Credit quality is monitored through the timing of payments compared to the prescribed payment terms and known facts regarding the financial condition of the franchisee or customer.  Account and note balances are charged off against the allowance after recovery efforts have ceased.

The following table summarizes changes in our allowances for credit losses for accounts receivable, notes receivable and interest receivable:

(in thousands)	Accounts Receivable	Notes Receivable	Interest Receivable
Balance at December 29, 2019	$7,341	$3,572	$910
Cumulative effect of adoption of ASU 2016-13	912	463	-
Balance at December 30, 2019	8,253	4,035	910

Current period provision for expected credit losses	833	74	144
Write-offs charged against the allowance	(431)	(10)	-
Recoveries collected	-	(56)	-
Transfers	-	1,054	(1,054)
Balance at June 28, 2020	$8,655	$5,097	$-

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

3. Leases

Lessor Operating Leases

We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases.  At June 28, 2020, we leased and subleased approximately 370 Papa John’s restaurants to franchisees in the United Kingdom. The initial lease terms on the franchised sites in the United Kingdom are generally 15 years.  The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion.  Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms.  We recognized total sublease income of $5.0 million and $4.8 million for the six months ended June 28, 2020 and June 30, 2019, respectively.

Lease Guarantees

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 89 domestic leases. These leases have varying terms, the latest of which expires in 2036. As of June 28, 2020, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $15.9 million.  This contingent liability is not included in the Condensed Consolidated Balance Sheet as it is not probable to occur.  The fair value of the guarantee is not material.

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases for the periods reported is as follows:

	Six Months Ended
(in thousands)	June 28, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$295	$—
Financing cash flows from finance leases	939	—
Operating cash flows from operating leases (a)	18,744	20,307
Right-of-use assets obtained in exchange for new finance lease liabilities	19	—
Right-of-use assets obtained in exchange for new operating lease liabilities	13,370	6,180
Cash received from sublease income	5,014	4,662

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

Assets and liabilities of PJMF, which are restricted in their use, included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 28,	December 29,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$3,465	$4,569
Accounts receivable, net	11,824	11,196
Income tax receivable	112	103
Prepaid expenses	434	1,316
Total current assets	15,835	17,184
Deferred income taxes, net	458	410
Total assets	$16,293	$17,594

Liabilities
Current liabilities:
Accounts payable	$4,045	$764
Accrued expenses and other current liabilities	10,884	14,287
Current deferred revenue	3,070	3,252
Debt	107	-
Total current liabilities	18,106	18,303
Deferred revenue	1,591	2,094
Total liabilities	$19,697	$20,397

5. Revenue Recognition

Contract Balances

Our contract liabilities primarily relate to franchise fees and unredeemed gift card liabilities, which we classify as Deferred revenue, and customer loyalty program obligations which are classified as Accrued expenses and other current liabilities.  During the three and six months ended June 28, 2020, the Company recognized $8.4 million and $16.3 million in revenue, respectively, related to deferred revenue and the customer loyalty program, compared to $8.4 million and $15.8 million for the three and six months ended June 30, 2019, respectively.

The contract liability balances are included in the following (in thousands):

	Contract Liabilities
	June 28, 2020	December 29, 2019	Change
Deferred revenue	$18,925	$20,346	$(1,421)
Customer loyalty program	12,269	12,049	220
Total contract liabilities	$31,194	$32,395	$(1,201)

Our contract assets consist primarily of equipment incentives provided to franchisees.  Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the agreement.  As of June 28, 2020, and December 29, 2019, the contract assets were approximately $4.9 million and $6.0 million, respectively.  For the three and six months ended June 28, 2020, revenue was reduced approximately $0.7 million and $1.6 million, respectively, for the amortization of contract assets over the applicable contract terms.  Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,312	$2,110	$1,883	$1,612	$1,382	$3,153	$12,452

Approximately $1.8 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $4.7 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

6. Common Stock and Series B Convertible Preferred Stock

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock, 100.0 million shares of common stock, and 260,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The Company’s outstanding shares of common stock were 32.3 million shares at June 28, 2020 and 31.9 million shares at December 29, 2019.

There were 252,530 shares of Series B Preferred Stock outstanding at both June 28, 2020 and December 29, 2019. The Series B Preferred Stock is classified as temporary equity on the Condensed Consolidated Balance Sheets as of June 28, 2020 and December 29, 2019.

Dividends

The Company recorded dividends of approximately $21.3 million in the six months ended June 28, 2020 consisting of the following:

●	$14.5 million paid to common stockholders ($0.45 per share);
●	$2.3 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.45 per share); and
●	$4.5 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum).

On July 31, 2020, our Board of Directors declared a third quarter dividend of $0.225 per common share (of which approximately $7.4 million will be paid to common stockholders and $1.1 million will be paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”).  The third quarter preferred dividend was also declared on July 31, 2020.  The common share dividend will be paid on August 21, 2020 to stockholders of record as of the close of business on August 11, 2020.  The third quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on October 1, 2020.

7. Earnings Per Share

We compute earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common stockholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Series B Preferred Stock and time-based restricted stock awards are participating securities because holders of such shares have non-forfeitable dividend rights and participate in undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of Series B Preferred Stock, including common stock dividends and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net income attributable to common stockholders.  Additionally, any accretion to redemption value for the Series B Preferred Stock is treated as a deemed dividend in the two-class EPS calculation.

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019

Basic earnings per common share
Net income attributable to the Company	$20,614	$8,354	$29,057	$6,623
Preferred stock dividends and accretion	(3,347)	(3,486)	(6,818)	(5,556)
Net income attributable to participating securities	(1,560)	—	(1,306)	—
Net income attributable to common shareholders	$15,707	$4,868	$20,933	$1,067

Basic weighted average common shares outstanding	32,335	31,587	32,214	31,570
Basic earnings per common share	$0.49	$0.15	$0.65	$0.03

Diluted earnings per common share
Net income attributable to common shareholders	$15,707	$4,868	$20,933	$1,067

Weighted average common shares outstanding	32,335	31,587	32,214	31,570
Dilutive effect of outstanding equity awards (a)	284	186	230	176
Diluted weighted average common shares outstanding (b)	32,619	31,773	32,444	31,746
Diluted earnings per common share	$0.48	$0.15	$0.65	$0.03
(a)	Excludes 145 and 170 equity awards for the three and six months ended June 28, 2020, respectively, and 1,561 and 1,469 equity awards for the three and six months ended June 30, 2019, respectively, as the effect of including such awards would have been anti-dilutive.
(b)	The Company had 252.5 shares of Series B Preferred Stock outstanding as of June 28, 2020 and December 29, 2019. For the fully diluted calculation, the Series B Preferred stock dividends were added back to net income attributable to common stockholders. The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares. This calculation was anti-dilutive for both periods presented and as such was excluded.

8.	Debt

Long-term debt, net, consists of the following (in thousands):

	June 28,	December 29,
	2020	2019
Outstanding debt	$350,107	$370,000
Unamortized debt issuance costs	(2,068)	(2,710)
Current portion of long-term debt	(20,107)	(20,000)
Total long-term debt, net	$327,932	$347,290

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which no balance was outstanding as of June 28, 2020, and a secured term loan facility with an outstanding balance of $350.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or LIBOR plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants.  These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0.  Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.  The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.00 to 1.0, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.25 to 1.0, which increases over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at June 28, 2020.

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

Our outstanding debt of $350.0 million at June 28, 2020 under the PJI Facilities was composed of $350.0 million outstanding under the Term Loan Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at June 28, 2020 was approximately $353.8 million.

As of June 28, 2020, the Company had approximately $2.1 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

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

As of June 28, 2020, we have the following interest rate swap agreements with a total notional value of $350 million:

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

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	June 28,	December 29,
Balance Sheet Location	2020	2019
Other current and long-term liabilities	$17,050	$6,168

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

		Location of Gain	Amount of Gain
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	Total Net Interest Expense
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	on Condensed
Hedging	in AOCL	AOCL into	AOCL into	Consolidated Statements
Relationships	on Derivative	Income	Income	of Operations

Interest rate swaps for the three months ended:
June 28, 2020	$(79)	Interest expense	$(1,372)	$(3,627)
June 30, 2019	$(5,167)	Interest expense	$231	$(4,272)

Interest rate swaps for the six months ended:
June 28, 2020	$(8,487)	Interest expense	$(1,702)	$(7,594)
June 30, 2019	$(8,204)	Interest expense	$688	$(10,548)

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.8% for the three- and six-month periods ended June 28, 2020, compared to 4.3% and 4.4 % for the three- and six-month periods ended June 30, 2019, respectively.  Interest paid, including payments made or received under the swaps, was $4.0 million and $4.4 million for the three months ended June 28, 2020 and June 30, 2019, respectively, and $8.1 million and $11.1 million for the six months ended June 28, 2020 and June 30, 2019, respectively.  As of June 28, 2020, the portion of the aggregate $17.1 million interest rate swap liability that would be reclassified into net interest expense during the next twelve months approximates $7.2 million.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”).  The PJMF Revolving Facility is secured by substantially all assets of PJMF.  The PJMF Revolving Facility matures on September 30, 2020.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 2.3% and 2.8% for the three and six months ended June 28, 2020, respectively, compared to 4.2% for both the three and six months ended June 30, 2019. As of June 28, 2020, there was approximately $100,000 of debt outstanding under the PJMF Revolving Facility (none at December 29, 2019).  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

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

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed.  As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class.  The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action.  The Company has not recorded any liability related to this lawsuit as of June 28, 2020 as it does not believe a loss is probable or reasonably estimable.

Danker v. Papa John’s International, Inc. et al.  On August 30, 2018, a class action lawsuit was filed in the United States District Court, Southern District of New York on behalf of a class of investors who purchased or acquired stock in Papa John's through a period up to and including July 19, 2018. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The District Court appointed the Oklahoma Law Enforcement Retirement System to lead the case.  An amended complaint was filed on February 13, 2019, which the Company moved to dismiss. On March 16, 2020, the Court granted the Company’s motion to dismiss, on the ground that the complaint failed to state any viable cause of action. The Plaintiffs subsequently filed a second amended complaint on April 30, 2020, which the Company moved to dismiss.  The Company believes that it has valid and meritorious defenses to the second amended complaint and intends to vigorously defend against the case.  The Company has not recorded any liability related to this lawsuit as of June 28, 2020 as it does not believe a loss is probable or reasonably estimable.

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

Generally, we evaluate performance and allocate resources based on income before income taxes and intercompany eliminations. Certain administrative and capital costs are allocated to segments based upon predetermined rates or actual estimated resource usage. We account for intercompany sales and transfers as if the sales or transfers were to third parties and eliminate the activity in consolidation.

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. No single external customer accounted for 10% or more of our consolidated revenues.

Our segment information is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2020	2019	2020	2019
Revenues:
Domestic Company-owned restaurants	$186,506	$163,656	$347,946	$325,459
North America commissaries	167,619	147,128	323,041	296,032
North America franchising	24,174	19,761	43,614	37,291
International	34,366	31,420	66,518	62,920
All others	47,958	37,658	89,363	76,326
Total revenues	$460,623	$399,623	$870,482	$798,028

Intersegment revenues:
North America commissaries	$47,357	$46,962	$91,863	$92,517
North America franchising	793	787	1,467	1,460
International	—	94	—	191
All others	18,386	17,985	39,341	33,396
Total intersegment revenues	$66,536	$65,828	$132,671	$127,564

Income before income taxes
Domestic Company-owned restaurants	$16,746	$7,712	$25,413	$12,309
North America commissaries	8,567	7,792	16,076	15,304
North America franchising	22,176	17,910	39,502	33,601
International	4,589	5,403	9,088	10,720
All others	1,983	(1,209)	1,724	(1,715)
Unallocated corporate expenses	(26,430)	(27,891)	(52,481)	(60,356)
Elimination of intersegment (profits) losses	(724)	242	(910)	(671)
Total income before income taxes	$26,907	$9,959	$38,412	$9,192

Property and equipment:
Domestic Company-owned restaurants	$226,404
North America commissaries	143,474
International	15,493
All others	88,602
Unallocated corporate assets	213,517
Accumulated depreciation and amortization	(486,909)
Property and equipment, net	$200,581

Disaggregation of Revenue

In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended June 28, 2020
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$186,506	$-	$-	$-	$-	$186,506
Commissary sales	-	214,976	-	20,350	-	235,326
Franchise royalties and fees	-	-	24,967	7,743	-	32,710
Other revenues	-	-	-	6,273	66,344	72,617
Eliminations	-	(47,357)	(793)	-	(18,386)	(66,536)
Total segment revenues	$186,506	$167,619	$24,174	$34,366	$47,958	$460,623
International other revenues (1)	-	-	-	(6,273)	6,273	-
Total revenues	$186,506	$167,619	$24,174	$28,093	$54,231	$460,623

	Reportable Segments
	Three Months Ended June 30, 2019
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$163,656	$-	$-	$-	$-	$163,656
Commissary sales	-	194,090	-	15,948	-	210,038
Franchise royalties and fees	-	-	20,548	9,549	-	30,097
Other revenues	-	-	-	6,017	55,643	61,660
Eliminations	-	(46,962)	(787)	(94)	(17,985)	(65,828)
Total segment revenues	$163,656	$147,128	$19,761	$31,420	$37,658	$399,623
International other revenues (1)	-	-	-	(6,017)	6,017	-
International eliminations (1)	-	-	-	94	(94)	-
Total revenues	$163,656	$147,128	$19,761	$25,497	$43,581	$399,623

	Reportable Segments
	Six Months Ended June 28, 2020
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$347,946	$-	$-	$-	$-	$347,946
Commissary sales	-	414,904	-	36,893	-	451,797
Franchise royalties and fees	-	-	45,081	17,259	-	62,340
Other revenues	-	-	-	12,366	128,704	141,070
Eliminations	-	(91,863)	(1,467)	-	(39,341)	(132,671)
Total segment revenues	$347,946	$323,041	$43,614	$66,518	$89,363	$870,482
International other revenues (1)	-	-	-	(12,366)	12,366	-
International eliminations (1)	-	-	-	-	-	-
Total revenues	$347,946	$323,041	$43,614	$54,152	$101,729	$870,482

	Reportable Segments
	Six Months Ended June 30, 2019
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$325,459	$-	$-	$-	$-	$325,459
Commissary sales	-	388,549	-	31,814	-	420,363
Franchise royalties and fees	-	-	38,751	19,350	-	58,101
Other revenues	-	-	-	11,947	109,722	121,669
Eliminations	-	(92,517)	(1,460)	(191)	(33,396)	(127,564)
Total segment revenues	$325,459	$296,032	$37,291	$62,920	$76,326	$798,028
International other revenues (1)	-	-	-	(11,947)	11,947	-
International eliminations (1)	-	-	-	191	(191)	-
Total revenues	$325,459	$296,032	$37,291	$51,164	$88,082	$798,028

(1)	Other revenues as reported in the Condensed Consolidated Statements of Operations include $6.3 million and $12.4 million of revenue for the three and six months ended June 28, 2020, respectively, and $5.9 million and $11.8 million for the three and six months ended June 30, 2019, respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to income before income taxes but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of June 28, 2020, there were 5,347 Papa John’s restaurants (598 Company-owned and 4,749 franchised) operating in 48 countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, contributions received from franchisees for domestic and international marketing funds we control, revenues for printing and promotional items, and information systems and related services used in their operations.

Recent Developments and Trends

Coronavirus (“COVID-19”). The COVID-19 outbreak has presented evolving risks and developments domestically and internationally, as well as new opportunities for our business. In response to the outbreak, governments and other authorities around the world have imposed measures to attempt to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, social distancing requirements, including limitations on gatherings, shelter-in-place orders and quarantines, and mandated business closures, which have resulted in significant changes in commercial activity and consumer behavior. Our delivery and carryout model has positioned us to continue to experience strong demand for our products.  To ensure we can continue to meet the demand of our customers, we continue to monitor our supply chain and have not experienced material disruptions.

Our primary focus continues to be the safety of our team members, franchisees, and customers. The Company has taken steps to mitigate the impact of the COVID-19 pandemic by implementing extra health and safety measures across our business, including No Contact Delivery and enhanced cleaning and sanitization measures, for the protection of both our customers and team members. We have expanded our employee benefits to include free virtual doctor visits. This is in addition to existing employee benefits of no-cost mental health support, affordable health plan options and access to the Papa John’s Team Member Emergency Relief Fund, if and when needed. In addition, the Company has hired thousands of new restaurant team members to help serve our customers.

Of the Company’s 2,063 international franchised stores, 225 stores were temporarily closed as of June 28, 2020, principally in Latin America and Europe, in accordance with government policies. In North America, almost all traditional restaurants remain open and fully operational. A number of non-traditional restaurants located in universities and stadiums are temporarily closed; these non-traditional locations are not significant to our revenues and operating results.

The demand for carry-out and delivery across our markets has increased over the past several months. Our second quarter comparable sales information and our preliminary, estimated Period 7 comparable sales are as follows:

	Quarter 2	Period 7
	March 30, 2020, to	June 29, 2020, to
	June 28, 2020	July 26, 2020
Comparable sales growth (a):
Domestic Company-owned restaurants	22.6%	23.6%
North America franchised restaurants	29.7%	32.4%
System-wide North America restaurants	28.0%	30.3%

System-wide international restaurants (b)	5.3%	13.9%

(a)	Represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. Comparable sales results for restaurants operating outside of the United States are reported on a constant-dollar basis, which excludes the impact of foreign currency translation. We believe North America and international comparable sales growth information is useful in analyzing our results since our franchisees pay royalties and marketing fund contributions that are based on a percentage of franchise sales. Franchise sales also generate commissary revenue in the United States and in certain international markets. Franchise restaurant and comparable sales growth information is also useful for comparison to industry trends and evaluating the strength of our brand. Franchise restaurant sales are not included in the Company’s revenues.
(b)	Includes the impact of approximately 170 temporarily closed stores as of July 26, 2020, principally located in Latin America and Europe. Excluding these stores, comparable sales growth for system-wide international restaurants would have been approximately 13.3% and 17.2% for the second quarter and Period 7, respectively.

Although our sales have improved during the pandemic, due to the substantial uncertainty related to and the rapidly changing nature of the pandemic, we are unable to predict the specific impacts of the outbreak on our results of operations, liquidity or long-term financial condition. For a discussion of the risks to our business presented by the COVID-19 pandemic, please see the risk factors disclosed in the Company’s Annual Report on Form-10-K for the fiscal year ended December 29, 2019 and Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020.

Restaurant Progression

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

North America Company-owned:
Beginning of period	599	645	598	645
Opened	—	1	1	2
Closed	(1)	(2)	(1)	(2)
Sold to franchisees	—	(1)	—	(2)
End of period	598	643	598	643
North America franchised:
Beginning of period	2,686	2,691	2,690	2,692
Opened	9	17	24	43
Closed	(9)	(33)	(28)	(61)
Acquired from Company	—	1	—	2
End of period	2,686	2,676	2,686	2,676
International franchised:
Beginning of period	2,093	2,000	2,107	1,966
Opened	25	34	43	83
Closed	(55)	(8)	(87)	(23)
End of period	2,063	2,026	2,063	2,026
Total restaurants – end of period	5,347	5,345	5,347	5,345

Note:  Temporary closures as a result of the COVID-19 outbreak are not reflected as “closed” in the restaurant progression above.

Items Impacting Comparability; Non-GAAP Measures

Effective as of the first quarter of 2020, the Company modified its presentation of adjusted (non-GAAP) financial results to no longer present certain financial assistance provided to the North America system in the form of royalty relief and discretionary marketing fund investments as Special charges. This financial assistance, which began in the third quarter of 2018 in response to declining sales in North America, will continue through the third quarter of 2020, as announced in a formal plan in July 2019. The adjusted financial results for the three and six months ended June 30, 2019 have been revised to remove these items. See “Temporary Franchise Support” for additional information regarding this change in presentation.

The table below reconciles our GAAP financial results to our adjusted financial results, which are non-GAAP measures (collectively defined as “Special items”).  We present these non-GAAP measures because we believe the Special items in 2019 impact the comparability of our results of operations.

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019

GAAP income before income taxes	$26,907	$9,959	$38,412	$9,192
Special charges:
Legal and advisory fees (1)	—	396	—	5,463
Mark-to-market adjustment on option valuation (2)	—	—	—	5,914
Refranchising gains	—	(163)	—	(163)
Adjusted income before income taxes	$26,907	$10,192	$38,412	$20,406

GAAP net income attributable to common shareholders	$15,707	$4,868	$20,933	$1,067
Special charges:
Legal and advisory fees (1)	—	396	—	5,463
Mark-to-market adjustment on option valuation (2)	—	—	—	5,914
Refranchising gains	—	(163)	—	(163)
Tax effect of Non-GAAP items (3)	—	(22)	—	(1,197)
Adjusted net income attributable to common shareholders	$15,707	$5,079	$20,933	$11,084

GAAP diluted earnings per share	$0.48	$0.15	$0.65	$0.03
Special charges:
Legal and advisory fees (1)	—	0.01	—	0.17
Mark-to-market adjustment on option valuation (2)	—	—	—	0.19
Tax effect of Non-GAAP items (3)	—	—	—	(0.04)
Adjusted diluted earnings per share	$0.48	$0.16	$0.65	$0.35

(1)	Represents advisory and legal costs incurred in 2019 primarily associated with the review of a wide range of strategic opportunities that culminated in the strategic investment in the Company by affiliates of Starboard Value LP (“Starboard”) as well as certain litigation costs associated with legal proceedings initiated by our founder.
(2)	Represents a one-time mark-to-market adjustment of $5.9 million primarily related to the increase in the fair value of the Starboard option to purchase Series B Preferred Stock that culminated in the purchase of additional preferred stock in late March 2019.
(3)	The tax effect for Legal and advisory fees and Refranchising gains was calculated by applying the 2019 full year marginal rate of 22.6%. The mark-to- market adjustment on option valuation was non-deductible for tax purposes.

The 2019 non-GAAP adjusted results shown above and within this document, which exclude the Special items, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting certain financial information excluding the Special items is important for purposes of comparison to prior year results. In addition, management uses these metrics to evaluate the Company’s underlying operating performance and to analyze trends.

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

Temporary Franchise Support investments were $5.1 million (or approximately $0.12 per diluted share) and $15.8 million (or approximately $0.38 per diluted share) for the three and six months ended June 28, 2020, respectively, compared to $5.0 million (or approximately $0.12 per diluted share) and $9.8 million (or approximately $0.24 per diluted share) for the three and six months ended June 30, 2019, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Royalty relief (a)	$5,145	$2,466	$10,801	$7,339
Marketing fund investments (b)	—	2,500	5,000	2,500
Total Temporary Franchise Support (c)	$5,145	$4,966	$15,801	$9,839

(a)	Represents financial assistance provided to the North America system in the form of temporary royalty reductions that are above and beyond the level of franchise assistance the Company would incur in the ordinary course of its business. Beginning in the third quarter of 2018, the Company began providing various forms of support and financial assistance to the North America franchise system in response to declining North America sales. In July 2019, the Company announced a formal relief program to provide our North America franchisees with certainty regarding the availability and schedule of the temporary relief through the third quarter of 2020. These royalty reductions are not an expense, but rather consist of the amount of waived royalties that the Company would otherwise have been entitled to absent the waiver. The waived royalties are not included in North America franchise royalties and fees revenues.
(b)	Represents incremental discretionary marketing fund investments in excess of contractual Company-owned restaurant-level contributions, which were made as part of our previously announced temporary financial support package to our franchisees. The marketing fund investments are included in Unallocated corporate expenses.
(c)	The Company expects to provide approximately $12 to $15 million of Temporary Franchise Support in the third quarter of 2020, of which the majority is expected to be marketing fund investments. The Temporary Franchise Support will conclude in the third quarter of 2020.

Results of Operations

Discussion of Revenues.  Consolidated revenues increased $61.0 million, or 15.3%, and $72.5 million, or 9.1%, for the three and six months ended June 28, 2020, respectively.  Revenues are summarized in the following table (dollars in thousands).

	Three Months Ended
	Jun. 28,	Jun. 30,		Percent
	2020	2019	Increase	Change
Domestic Company-owned restaurant sales	$186,506	$163,656	$22,850	14.0%
North America franchise royalties and fees	24,174	19,761	4,413	22.3%
North America commissary	167,619	147,128	20,491	13.9%
International	28,093	25,497	2,596	10.2%
Other revenues	54,231	43,581	10,650	24.4%
Total Revenues	$460,623	$399,623	$61,000	15.3%

	Six Months Ended
	Jun. 28,	Jun. 30,		Percent
	2020	2019	Increase	Change
Domestic Company-owned restaurant sales	$347,946	$325,459	$22,487	6.9%
North America franchise royalties and fees	43,614	37,291	6,323	17.0%
North America commissary	323,041	296,032	27,009	9.1%
International	54,152	51,164	2,988	5.8%
Other revenues	101,729	88,082	13,647	15.5%
Total Revenues	$870,482	$798,028	$72,454	9.1%

Domestic Company-owned restaurant sales increased $22.9 million, or 14.0%, and $22.5 million, or 6.9%, for the three and six months ended June 28, 2020, respectively, compared to the prior year comparable period. Excluding the impact of refranchising 46 restaurants in 2019 primarily located in South Florida and Georgia, domestic Company-owned restaurant sales increased $33.7 million, or 22.0%, and $44.3 million, or 14.6% for the three and six months ended June 28, 2020, respectively.  The increases were primarily due to positive comparable sales increases of 22.6% and 14.4% for the three and six months ended June 28, 2020, respectively.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

North America franchise royalties and fees increased $4.4 million, or 22.3%, and $6.3 million, or 17.0%, for the three and six months ended June 28, 2020, respectively, compared to the prior year comparable periods. Excluding the impact of refranchising, North America franchise royalties and fees increased $3.7 million and $5.0 million for the three and six months ended June 28, 2020, respectively.  The increases were primarily due to positive comparable sales increases of 29.7% and 17.2% for the three and six months ended June 28, 2020, respectively.

North America franchise restaurant sales increased 29.4% to $662.7 million and 17.5% to $1.2 billion for the three and six months ended June 28, 2020, respectively, compared to the prior year comparable periods. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary sales increased $20.5 million, or 13.9%, and $27.0 million, or 9.1%, for the three and six months ended June 28, 2020, respectively, primarily due to higher volumes.  The six-month period also increased due to pricing associated with higher commodities costs.

International revenues increased $2.6 million, or 10.2%, and $3.0 million, or 5.8%, for the three and six months ended June 28, 2020, respectively, compared to the prior year comparable period.  Excluding the impact of refranchising our Quality Control Center in Mexico in the first quarter of 2019, International revenues increased $4.0 million, or 7.9%, for the six months ended June 28, 2020. The increases of $2.6 million and $4.0 million were primarily due to higher United Kingdom commissary revenues and higher royalties from increased equivalent units and higher comparable sales of 5.3% and 3.8% for the three and six months ended June 28, 2020, respectively. The higher revenues were partially offset by royalty support provided to certain franchisees and unfavorable foreign exchange rates. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

International franchise restaurant sales increased 5.5% to $232.0 million and 6.8% to $467.5 million for the three and six months ended June 28, 2020, respectively, excluding the impact of foreign currency, primarily due to increases in equivalent units and positive comparable sales. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues increased $10.7 million, or 24.4%, and $13.6 million, or 15.5%, for the three and six months ended June 28, 2020, respectively, compared to the prior year comparable period. The increases were primarily due to higher marketing fund revenue primarily due to an increase in franchise sales and an increase in the national marketing fund contribution rate in 2020 and higher online revenues.

Discussion of Operating Results

Income before income taxes is summarized in the following table on a reporting segment basis.  Income before income taxes increased approximately $16.9 million and $29.2 million for the three and six months ended June 28, 2020, respectively, compared to the prior year comparable periods. Alongside the GAAP income before income taxes data, we have included “adjusted” income before income taxes for the three and six months ended June 30, 2019 to exclude Special items. We believe this non-GAAP measure is important for purposes of comparing to 2020 results.

	Three Months Ended
	Reported	Reported	Special	Adjusted	Adjusted
	Jun. 28,	Jun. 30,	items	Jun. 30,	Increase
(In thousands)	2020	2019	in 2019	2019	(Decrease)

Domestic Company-owned restaurants	$16,746	$7,712	$(163)	$7,549	$9,197
North America commissaries	8,567	7,792	—	7,792	775
North America franchising	22,176	17,910	—	17,910	4,266
International	4,589	5,403	—	5,403	(814)
All others	1,983	(1,209)	—	(1,209)	3,192
Unallocated corporate expenses	(26,430)	(27,891)	396	(27,495)	1,065
Elimination of intersegment (profits) losses	(724)	242	—	242	(966)
Adjusted income before income taxes	$26,907	$9,959	$233	$10,192	$16,715

	Six Months Ended
	Reported	Reported	Special	Adjusted	Adjusted
	Jun. 28,	Jun. 30,	items	Jun. 30,	Increase
(In thousands)	2020	2019	in 2019	2019	(Decrease)

Domestic Company-owned restaurants	$25,413	$12,309	$(163)	$12,146	$13,267
North America commissaries	16,076	15,304	—	15,304	772
North America franchising	39,502	33,601	—	33,601	5,901
International	9,088	10,720	—	10,720	(1,632)
All others	1,724	(1,715)	—	(1,715)	3,439
Unallocated corporate expenses	(52,481)	(60,356)	11,377	(48,979)	(3,502)
Elimination of intersegment profits	(910)	(671)	—	(671)	(239)
Adjusted income before income taxes	$38,412	$9,192	$11,214	$20,406	$18,006

The increases in adjusted income before income taxes of $16.7 million, or 164.0%, and $18.0 million, or 88.2%, for the three- and six-month periods in 2020, respectively, excluding Special items in 2019, were primarily due to the following:

●	Domestic Company-owned Restaurant Segment. Domestic Company-owned restaurants increased $9.2 million and $13.3 million for the three and six months ended June 28, 2020, respectively, compared to the prior year comparable periods. The increases were primarily due to higher profits from positive comparable sales of 22.6% and 14.4% for the three and six months ended June 28, 2020, respectively, partially offset by higher labor and bonus expense. The six-month period also included higher commodities costs compared to the prior year comparable period.

●	North America Commissaries Segment. North America Commissaries increased $800,000 for three and six months ended June 28, 2020, primarily due to higher profits from higher volumes.

●	North America Franchising Segment. North America franchising increased $4.3 million and $5.9 million for the three and six months ended June 28, 2020, respectively, compared to the prior year comparable periods, primarily due to higher comparable sales of 29.7% and 17.2%, respectively, partially offset by a lower effective royalty rate due to higher temporary royalty relief which is part of our franchise assistance program discussed in “Temporary Franchise Support.”

~~●~~	International Segment. International decreased approximately $800,000 and $1.6 million for the three and six months ended June 28, 2020, respectively, compared to the prior year comparable period, primarily due to royalty support provided to certain franchisees, as previously mentioned, and the unfavorable impact of foreign exchange rates. These decreases were partially offset by lower travel costs due to COVID-19 restrictions and higher royalty revenue and PJUK commissary income attributable to increased units and higher comparable sales.

●	All Others. All Others, which primarily includes our online and mobile ordering business, our wholly-owned print and promotions subsidiary and our marketing funds, increased $3.2 million and $3.4 million for the three and six months ended June 28, 2020, respectively, compared to the prior year comparable periods, primarily due to higher online revenues.

●	Unallocated Corporate Expenses. Unallocated corporate expenses decreased approximately $1.1 million for the three months ended June 28, 2020, primarily due to the 2019 period including a $2.5 million discretionary marketing fund investment discussed in “Temporary Franchise Support,” savings from the cancellation of our annual operators’ conference and reduced travel as a result of COVID-19, lower professional and consulting fees and lower interest expense. These decreases were partially offset by higher management incentive costs. For the six months ended June 28, 2020, Unallocated corporate expenses increased $3.5 million primarily due to higher management incentive costs and higher discretionary marketing fund investments ($5.0 million in the first six months of 2020 compared to $2.5 million in the comparable period of 2019), partially offset by savings from the cancellation of our annual operators’ conference, lower travel, professional and consulting fees and lower interest costs.

Review of Consolidated Results

Revenues. For the reasons discussed above, consolidated revenues increased $61.0 million, or 15.3%, to $460.6 million and $72.5 million, or 9.1%, to $870.5 million for the three and six months ended June 28, 2020, respectively.

	Three Months Ended
	June 28, 2020		June 30, 2019
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:
Domestic Company-owned restaurant sales	$186,506		$163,656
North America franchise royalties and fees	24,174		19,761
North America commissary revenues	167,619		147,128
International revenues	28,093		25,497
Other revenues	54,231		43,581
Total revenues	460,623		399,623
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	145,168	77.8%	131,950	80.6%	(2.8%)
North America commissary expenses	154,467	92.2%	136,744	92.9%	(0.7%)
International expenses	18,304	65.2%	14,652	57.5%	7.7%
Other expenses	51,345	94.7%	41,970	96.3%	(1.6%)
General and administrative expenses	48,428	10.5%	48,718	12.2%	(1.7%)
Depreciation and amortization	12,377	2.7%	11,521	2.9%	(0.2%)
Total costs and expenses	430,089	93.4%	385,555	96.5%	(3.1%)
Refranchising gains	-	0.0%	163	0.0%	0.0%
Operating income	30,534	6.6%	14,231	3.6%	3.0%
Net interest expense	(3,627)	(0.8%)	(4,272)	(1.1%)	0.3%
Income before income taxes	$26,907	5.8%	$9,959	2.5%	3.3%

	Six Months Ended
	June 28, 2020		June 30, 2019
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:
Domestic Company-owned restaurant sales	$347,946		$325,459
North America franchise royalties and fees	43,614		37,291
North America commissary revenues	323,041		296,032
International revenues	54,152		51,164
Other revenues	101,729		88,082
Total revenues	870,482		798,028
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	274,279	78.8%	265,003	81.4%	(2.6%)
North America commissary expenses	298,739	92.5%	275,301	93.0%	(0.5%)
International expenses	33,405	61.7%	28,957	56.6%	5.1%
Other expenses	97,302	95.6%	86,067	97.7%	(2.1%)
General and administrative expenses	96,079	11.0%	99,853	12.5%	(1.5%)
Depreciation and amortization	24,672	2.8%	23,270	2.9%	(0.1%)
Total costs and expenses	824,476	94.7%	778,451	97.5%	(2.8%)
Refranchising gains	-	0.0%	163	0.0%	0.0%
Operating income	46,006	5.3%	19,740	2.5%	2.8%
Net interest expense	(7,594)	(0.9%)	(10,548)	(1.3%)	0.4%
Income before income taxes	$38,412	4.4%	$9,192	1.2%	3.2%

Costs and expenses. Total costs and expenses were approximately $430.1 million, or 93.4% of total revenues, for the three months ended June 28, 2020 as compared to $385.6 million, or 96.5% of total revenues, for the prior year comparable period.  For the six months ended June 28, 2020, total costs and expenses were approximately $824.5 million, or 94.7% of total revenues, as compared to $778.5 million, or 97.5% of total revenues for the prior year comparable period.  The increases in total costs and expenses, as a percentage of revenues, were primarily due to the following:

Domestic Company-owned restaurant expenses were $145.2 million, or 77.8% of related revenues, for the three months ended June 28, 2020, as compared to expenses of $132.0 million, or 80.6% of related revenues, for the prior year comparable period, primarily due to lower operating expenses on higher sales and lower food costs including the favorable impact of current year promotions, partially offset by higher labor and bonus expense.  For the six months ended June 28, 2020, Domestic Company-owned restaurant expenses were $274.3 million, or 78.8% of related revenues, compared to expenses of $265.0 million, or 81.4% or related revenues, for the prior year comparable period.  The 2.6% decrease was primarily due to the lower operating expenses on higher sales and lower food costs including the favorable impact of current year promotions, which more than offset higher commodities costs.  These increases were partially offset by previously mentioned higher labor and bonus expense.

North America commissary expenses were $154.5 million, or 92.2% of related revenues, for the three months ended June 28, 2020, compared to $136.7 million, or 92.9% of related revenues for the comparable period in 2019. North America commissary expenses were $298.7 million, or 92.5% of related revenues, for the six months ended June 28, 2020, compared to $275.3 million, or 93.0% of related revenues, for the prior year comparable period. The 0.7% and 0.5% decreases in expenses, as a percentage of related revenues, for the three- and six-month periods, respectively, were primarily due to lower operating costs on higher volumes and lower delivery costs.

International expenses were $18.3 million, or 65.2% of related revenues, for the three months ended June 28, 2020 compared to expenses of $14.7 million, or 57.5% of related revenues, for the prior year comparable period. International expenses were $33.4 million, or 61.7% of related revenues, for the six months ended June 28, 2020, compared to $29.0 million, or 56.6% of related revenues for the prior year comparable period. The 7.7% and 5.1% increases in expenses as a percentage of revenues were primarily due to lower margins at our United Kingdom commissary and lower revenues from royalty support provided to certain franchisees.

Other expenses were $51.3 million, or 94.7% of related revenues, for the three months ended June 28, 2020 compared to expenses of $42.0 million, or 96.3% of related revenues for the prior year comparable period. For the six months ended June 28, 2020, Other expenses were $97.3 million, or 95.6% of related revenues, as compared to $86.1 million, or 97.7% of related revenues, for the prior year comparable period.  The 1.6% and 2.1% decreases for the three- and six- month periods, respectively, were primarily due to higher margins from our online and mobile ordering business, partially offset by lower revenues at our printing subsidiary.

General and administrative expenses (“G&A”) were $48.4 million, or 10.5%, and $96.1 million, or 11.0% of revenues,  for the three and six months ended June 28, 2020, respectively, compared to $48.7 million, or 12.2%, and $99.9 million, or 12.5%, for the corresponding 2019 periods, respectively. G&A consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Other general expenses (a)	$553	$3,713	$5,227	$3,613
Special charges (b)	—	396	—	11,015
Administrative expenses (c)	47,875	44,609	90,852	85,225
General and administrative expenses	$48,428	$48,718	$96,079	$99,853

(a)	The decrease in other general expenses of $3.2 million for the three months ending June 28, 2020 was primarily due to a $2.5 million discretionary marketing fund investment in 2019 made as part of our previously announced temporary financial support package to our franchisees. The increase in other general expenses of $1.6 million for the six months ending June 28, 2020 was primarily due to $5.0 million discretionary marketing fund investment in 2020 as compared to $2.5 million for the prior year comparable period. See “Temporary Franchise Support” for additional information.
(b)	See “Items Impacting Comparability; Non-GAAP Measures” for additional detail.
(c)	Administrative expenses increased $3.3 million and $5.6 million for the three and six months ended June 28, 2020, respectively, primarily due to higher management incentive costs, partially offset by savings from the cancellation of our 2020 annual operators’ conference and reduced travel costs due to COVID-19 restrictions and lower professional and consulting fees.

Depreciation and Amortization. Depreciation and amortization expense was $12.4 million, or 2.7% of revenues, and $24.7 million, or 2.8% of revenues, for the three and six months ended June 28, 2020, respectively, compared to $11.5 million, or 2.9%, and $23.3 million, or 2.9% of revenues, for the corresponding periods in 2019, respectively.

Net interest expense. Net interest expense decreased approximately $645,000 and $3.0 million for the three and six months ended June 28, 2020, respectively, due to lower interest rates and a decrease in the average debt balance. Total debt outstanding was $350.0 million as of June 28, 2020 and there was no significant outstanding debt balance associated with Papa John’s Marketing Fund, Inc. (“PJMF”).

Income before income taxes. For the reasons discussed above, income before income taxes increased approximately $17.0 million, or 170.2%, and $29.2 million, or 317.9%, for the three and six months ended June 28, 2020, respectively, over the prior year comparable periods.

Income tax expense.  The effective income tax rates were 18.4% and 19.4% for the three and six months ended June 28, 2020, representing an increase of 5.5% and a decrease of 3.6%, respectively, from the prior year comparable periods.  The six months ended June 30, 2019 included a non-deductible $5.9 million expense associated with the one-time mark-to-market increase in the fair value of the Starboard Value LP (“Starboard”) option to purchase Series B convertible preferred stock in the first quarter of 2019, as previously mentioned. Excluding the $5.9 million expense for the six months ended June 30, 2019, the effective rates were higher for the three and six months ended June 28, 2020 due to the impact of similar tax credits on higher income before income taxes in the current periods.

Diluted earnings per common share.  Diluted earnings per common share was $0.48 for the second quarter of 2020, compared to diluted earnings per common share of $0.15 for the second quarter of 2019, an increase of 220%. For the six months ended June 28, 2020, diluted earnings per share was $0.65, compared to diluted earnings per share of $0.03 ($0.35 excluding Special items mentioned above) for the prior year period, an increase of 85.7% excluding special items in 2019. Diluted earnings per common share was reduced by approximately $0.05 and $0.04 for the three and six months ended June 28, 2020, respectively, due to additional income attributable to participating securities, including Series B Preferred Stockholders, based on the amount of undistributed earnings for the periods.

Liquidity and Capital Resources

As previously mentioned, the coronavirus (COVID-19) outbreak has presented evolving developments domestically and internationally, including an overall contraction in global economic activity and volatility in the financial markets. Despite these recent developments, our liquidity position remains strong. Our cash flow has increased, and we have no borrowings on our secured revolving credit facility. As of June 28, 2020, we had approximately $353.8 million available for borrowing under our secured revolving credit facility, as described below. We plan to closely monitor our liquidity needs in response to the evolving situation.

Debt

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which no balance was outstanding as of June 28, 2020 and a secured term loan facility with an outstanding balance of $350.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or LIBOR plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants. These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0. Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect. Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio. The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.00 to 1.0, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.25 to 1.0, which increases over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at June 28, 2020.

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

Our outstanding debt of $350.0 million at June 28, 2020 under the PJI Facilities was composed of $350.0 million outstanding under the Term Loan Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at June 28, 2020 was approximately $353.8 million.

As of June 28, 2020, the Company had approximately $2.1 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

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

As of June 28, 2020, we have the following interest rate swap agreements with a total notional value of $350 million:

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

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.8% for the three- and six-month periods ended June 28, 2020, compared to 4.3% and 4.4% for the three- and six-month periods ending June 30, 2019, respectively.

Our PJI Credit Agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the Amended Credit Agreement:

Actual Ratio as of
	Permitted Ratio	June 28, 2020
Leverage ratio	Not to exceed 5.00 to 1.0	2.9 to 1.0

Interest coverage ratio	Not less than 2.25 to 1.0	3.3 to 1.0

As stated above, our leverage ratio is defined as outstanding debt divided by consolidated EBITDA, as defined, for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of June 28, 2020.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”). The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2020.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 2.3% and 2.8% for the three and six months ended June 28, 2020, respectively, compared to 4.2% for both the three and six months ended June 30, 2019. As of June 28, 2020, there was approximately $100,000 of debt outstanding under the PJMF Revolving Facility (none at December 29, 2019). The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

Cash Flows

Cash flow provided by operating activities was $87.7 million for the six months ended June 28, 2020 compared to $32.2 million in the corresponding period in 2019. The increase of $55.5 million was primarily due to higher net income and favorable working capital changes including timing of payments.

The Company’s free cash flow, a non-GAAP financial measure, was as follows for the six-month periods of 2020 and 2019 (in thousands):

	Six Months Ended
	June 28,	June 30,
	2020	2019

Net cash provided by operating activities	$87,658	$32,175
Purchases of property and equipment	(13,795)	(17,836)
Dividends paid to preferred shareholders	(6,825)	(5,470)
Free cash flow (a)	$67,038	$8,869
(a)	Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the Condensed Consolidated Statements of Cash Flows) less the purchases of property and equipment and less the payment of dividends to preferred stockholders. We view free cash flow as an important liquidity measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. However, it does not represent residual cash flows available for discretionary expenditures. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our liquidity or performance than the Company’s GAAP measures.

Cash flow used in investing activities was $16.9 million for the six months ended June 28, 2020 compared to $19.6 million for the same period in 2019, or a decrease of $2.7 million. The decrease in cash flow used in investing activities was primarily due to lower purchases of property and equipment.

Cash flow used in financing activities was $22.8 million for the six months ended June 28, 2020 compared to $15.2 million for the same period in 2019.  We require capital for the payment of cash dividends, which are funded by cash flow from operations, borrowings from our Credit Agreement and, in 2019, proceeds from the issuance of preferred stock.  In the first quarter of 2019, we received gross proceeds of $252.5 million from the issuance of Series B Preferred Stock and incurred $7.2 million of direct costs associated with the issuance. The net proceeds of the Series B Preferred Stock were primarily used for debt repayments of $240.8 million, resulting in a net cash inflow of $4.5 million. In the first six months ended June 28, 2020, net debt repayments were $19.9 million. Additionally, we received $21.7 million of proceeds from the exercise of stock options in the first six months of 2020.

The additional borrowing availability under the Revolving Facility as a result of the debt repayment provides financial flexibility that enables the Company to make investments in the business and to use for general corporate purposes.

The Company recorded dividends of approximately $21.3 million for the six months ended June 28, 2020 consisting of the following:

●	$14.5 million paid to common stockholders ($0.45 per share);
●	$2.3 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.45 per share); and
●	$4.5 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum).

On July 31, 2020, our Board of Directors declared a third quarter dividend of $0.225 per common share (of which approximately $7.4 million will be paid to common stockholders and $1.1 million will be paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”).  The third quarter preferred dividend was also declared on July 31, 2020.  The common share dividend will be paid on August 21, 2020 to stockholders of record as of the close of business on August 11, 2020. The third quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on October 1, 2020.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to the preliminary estimated same store sales growth and related trends, projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, the financial impact of the temporary business opportunities, disruptions and temporary changes in demand we are experiencing related to the current outbreak of the novel coronavirus disease (COVID-19), including the projections for sales trends and comparable sales, our cash on hand and access to our credit facilities, commodity costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, the duration of changes in consumer behavior caused by the pandemic, the duration and number of temporary store closures, royalty relief, the effectiveness of our strategic turnaround efforts and other business initiatives, marketing efforts, liquidity, compliance with debt covenants, stockholder and other stakeholder engagement, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

●	the ability of the Company to manage difficulties associated with or related to the COVID-19 pandemic, including risks related to: the impact of governmental restrictions on freedom of movement and business operations including quarantines, social distancing requirements and mandatory business closures; the virus’s impact on the availability of our workforce; the potential disruption of our supply chain; changes in consumer demand or behavior; the overall contraction in global economic activity, including rising unemployment; our liquidity position; our ability to navigate changing governmental programs and regulations relating to the pandemic; and the increased risk of phishing and other cyber-attacks;
●	the assumption that the store closures in international markets and non-traditional restaurants in North America are not expected to be permanent; the assumption that our delivery restaurants will continue to stay open and be deemed essential businesses by national, state and local authorities in most of the jurisdictions in which we operate;
●	increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to improve consumer sentiment and sales trends, and the risk that such initiatives will not be effective;
●	the ability of the Company to ensure the long-term success of the brand through significant investments committed to our U.S. franchise system, including marketing fund investments and royalty relief;
●	risks related to social media, including publicity adversely and rapidly impacting our brand and reputation;
●	aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;
●	changes in consumer preferences or consumer buying habits, including the growing popularity of delivery aggregators, as well as changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending, including higher unemployment;
●	the adverse impact on the Company or our results caused by global health concerns, product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our Company-owned or franchised restaurants or others in the restaurant industry;
●	the effectiveness of our technology investments and changes in unit-level operations;
●	the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, store level employees or suitable sites;

●	increases in food costs or sustained higher other operating costs. This could include increased employee compensation, benefits, insurance, tax rates, new regulatory requirements or increasing compliance costs;
●	increases in insurance claims and related costs for programs funded by the Company up to certain retention limits, including medical, owned and non-owned vehicles, workers’ compensation, general liability and property;
●	disruption of our supply chain or commissary operations which could be caused by our sole source of supply of cheese or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, or geopolitical or other disruptions beyond our control, including COVID-19;
●	increased risks associated with our international operations, including economic and political conditions and risks associated with the withdrawal of the United Kingdom from the European Union, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth;
●	the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business including compliance with the European Union General Data Protection Regulation;
●	the Company's ability to continue to pay dividends to shareholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results decline;
●	failure to effectively manage recent transitions within our executive leadership team or to otherwise successfully execute succession planning;
●	disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential Company, employee and customer information, including payment cards; and
●	changes in Federal or state income, general and other tax laws, rules and regulations and changes in generally accepted accounting principles.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, as updated by “Part II. Item 1A – Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 29, 2020, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes on our secured revolving credit facility and our secured term loan facility, which comprise the PJI Credit Facilities. We attempt to minimize interest rate risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Facilities. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.  We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of June 28, 2020 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. See Note 8 of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.

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

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $1.7 million and $2.3 million on International revenues for the three and six months ended June 28, 2020, respectively, and a $1.3 million and $3.0 million unfavorable impact for the three and six months ended June 30, 2019, respectively.  Foreign currency exchange rate fluctuations had no significant impact on income before income taxes for the three and six months ended June 28, 2020 and June 30, 2019.

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

The following table presents the actual average block price for cheese by quarter through the second quarter of 2020 and the projected average block price for cheese by quarter through 2020 (based on the July 30, 2020 Chicago Mercantile Exchange cheese futures market prices):

	2020		2019
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.857		$1.490
Quarter 2	1.679		1.696
Quarter 3	2.202		1.853
Quarter 4	1.803		1.840
Full Year	$1.885	*	$1.720

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019, as supplemented by the risk factors disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended June 28, 2020, the Company acquired 2,779 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 28, 2020, filed on August 6, 2020, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 6, 2020	/s/ Steven R. Coke
Steven R. Coke
Interim Principal Financial and Accounting Officer