Form 10-Q
period 2020-09-27
PAPA JOHNS INTERNATIONAL INC
filed 2020-11-05
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2020

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

At October 30, 2020, there were outstanding 32,952,184 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 27,	December 29,
(In thousands, except per share amounts)	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,050	$27,911
Accounts receivable, net	69,332	70,462
Notes receivable, current portion	10,180	7,790
Income tax receivable	1,903	4,024
Inventories	28,702	27,529
Prepaid expenses and other current assets	29,771	43,830
Total current assets	279,938	181,546
Property and equipment, net	199,291	211,741
Finance lease right-of-use assets, net	9,458	9,383
Operating lease right-of-use assets	139,653	148,229
Notes receivable, less current portion, net	34,319	33,010
Goodwill	80,022	80,340
Deferred income taxes	7,454	1,839
Other assets	66,540	64,633
Total assets	$816,675	$730,721

Liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$32,288	$29,141
Income and other taxes payable	10,034	7,599
Accrued expenses and other current liabilities	153,171	108,517
Current deferred revenue	17,916	17,673
Current finance lease liabilities	2,229	1,789
Current operating lease liabilities	24,853	23,226
Current portion of long-term debt	20,000	20,000
Total current liabilities	260,491	207,945
Deferred revenue	13,471	14,722
Long-term finance lease liabilities	7,454	7,629
Long-term operating lease liabilities	116,684	125,297
Long-term debt, less current portion, net	328,079	347,290
Deferred income taxes	899	2,649
Other long-term liabilities	103,744	84,927
Total liabilities	830,822	790,459

Series B Convertible Preferred Stock; $0.01 par value; 260.0 shares authorized, 252.5 shares issued and outstanding at September 27, 2020 and December 29, 2019	251,864	251,133
Redeemable noncontrolling interests	6,834	5,785

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 45,253 at September 27, 2020 and 44,748 at December 29, 2019)	452	447
Additional paid-in capital	255,210	219,047
Accumulated other comprehensive loss	(18,510)	(10,185)
Retained earnings	216,911	205,697
Treasury stock (12,768 shares at September 27, 2020 and 12,854 shares at December 29, 2019, at cost)	(742,323)	(747,327)
Total stockholders’ deficit	(288,260)	(332,321)
Noncontrolling interests in subsidiaries	15,415	15,665
Total Stockholders’ deficit	(272,845)	(316,656)
Total liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit	$816,675	$730,721

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands, except per share amounts)	2020	2019	2020	2019

Revenues:
Domestic Company-owned restaurant sales	$178,371	$165,135	$526,317	$490,594
North America franchise royalties and fees	25,281	15,924	68,895	53,215
North America commissary revenues	181,338	154,703	504,379	450,735
International revenues	33,440	24,679	87,592	75,843
Other revenues	54,511	43,265	156,240	131,347
Total revenues	472,941	403,706	1,343,423	1,201,734
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	144,803	134,037	419,082	399,040
North America commissary expenses	167,937	144,624	466,676	419,925
International expenses	19,370	13,557	52,775	42,514
Other expenses	50,917	42,952	148,219	129,019
General and administrative expenses	52,601	53,503	148,680	153,356
Depreciation and amortization	12,764	11,832	37,436	35,102
Total costs and expenses	448,392	400,505	1,272,868	1,178,956
Refranchising gains	—	1,726	—	1,889
Operating income	24,549	4,927	70,555	24,667
Net interest expense	(3,636)	(4,249)	(11,230)	(14,797)
Income before income taxes	20,913	678	59,325	9,870
Income tax expense	4,516	421	11,984	2,535
Net income before attribution to noncontrolling interests	16,397	257	47,341	7,335
Net (income) loss attributable to noncontrolling interests	(689)	128	(2,576)	(327)
Net income attributable to the Company	$15,708	$385	$44,765	$7,008

Calculation of net income (loss) for earnings (loss) per share:
Net income attributable to the Company	$15,708	$385	$44,765	$7,008
Dividends paid to participating securities and accretion	(3,548)	(3,473)	(10,546)	(9,029)
Net income attributable to participating securities	(703)	—	(1,809)	—
Net income (loss) attributable to common shareholders	$11,457	$(3,088)	$32,410	$(2,021)

Basic earnings (loss) per common share	$0.35	$(0.10)	$1.00	$(0.06)
Diluted earnings (loss) per common share	$0.35	$(0.10)	$0.99	$(0.06)

Basic weighted average common shares outstanding	32,616	31,601	32,347	31,581
Diluted weighted average common shares outstanding	32,971	31,601	32,643	31,581

Dividends declared per common share	$0.225	$0.225	$0.675	$0.675

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2020	2019	2020	2019

Net income before attribution to noncontrolling interests	$16,397	$257	$47,341	$7,335
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,721	(1,642)	(1,438)	(1,446)
Interest rate swaps (1)	1,647	(1,866)	(9,375)	(12,520)
Other comprehensive income (loss), before tax	3,368	(3,508)	(10,813)	(13,966)
Income tax effect:
Foreign currency translation adjustments	(395)	379	332	334
Interest rate swaps (2)	(379)	429	2,156	2,879
Income tax effect	(774)	808	2,488	3,213
Other comprehensive income (loss), net of tax	2,594	(2,700)	(8,325)	(10,753)
Comprehensive income (loss) before attribution to noncontrolling interests	18,991	(2,443)	39,016	(3,418)
Less: comprehensive (income) loss, redeemable noncontrolling interests	(301)	369	(1,184)	456
Less: comprehensive (income), nonredeemable noncontrolling interests	(388)	(241)	(1,392)	(783)
Comprehensive income (loss) attributable to the Company	$18,302	$(2,315)	$36,440	$(3,745)

(1)Amounts reclassified out of accumulated other comprehensive loss into net interest expense included ($1,674) and ($3,376) for the three and nine months ended September 27, 2020, respectively, and $161 and $849 for the three and nine months ended September 29, 2019, respectively.

(2)The income tax effects of amounts reclassified out of accumulated other comprehensive loss into net interest expense were $378 and $763 for the three and nine months ended September 27, 2020, respectively, and ($37) and ($195) for the three and nine months ended September 29, 2019, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended September 27, 2020	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at June 28, 2020	32,349	$451	$243,577	$(21,104)	$212,104	$(742,600)	$15,724	$(291,848)
Net income (2)	—	—	—	—	15,708	—	388	16,096
Other comprehensive income	—	—	—	2,594	—	—	—	2,594
Cash dividends on common stock	—	—	78	—	(7,414)	—	—	(7,336)
Cash dividends on preferred stock	—	—	—	—	(3,412)	—	—	(3,412)
Exercise of stock options	131	1	7,499	—	—	—	—	7,500
Stock-based compensation expense	—	—	4,328	—	—	—	—	4,328
Issuance of restricted stock	2	—	(105)	—	—	105	—	—
Tax effect of restricted stock awards	—	—	(86)	—	—	—	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	—	(697)	(697)
Other	3	—	(81)	—	(75)	172	—	16
Balance at September 27, 2020	32,485	$452	$255,210	$(18,510)	$216,911	$(742,323)	$15,415	$(272,845)

For the nine months ended September 27, 2020
Balance at December 29, 2019	31,894	$447	$219,047	$(10,185)	$205,697	$(747,327)	$15,665	$(316,656)
Cumulative effect of adoption of ASU 2016-13 (1)	—	—	—	—	(1,066)	—	—	(1,066)
Adjusted Balance at December 30, 2019	31,894	447	219,047	(10,185)	204,631	(747,327)	15,665	(317,722)
Net income (2)	—	—	—	—	44,765	—	1,392	46,157
Other comprehensive loss	—	—	—	(8,325)	—	—	—	(8,325)
Cash dividends on common stock	—	—	210	—	(22,066)	—	—	(21,856)
Cash dividends on preferred stock	—	—	—	—	(10,237)	—	—	(10,237)
Exercise of stock options	505	5	29,199	—	—	—	—	29,204
Stock-based compensation expense	—	—	13,071	—	—	—	—	13,071
Issuance of restricted stock	79	—	(4,573)	—	—	4,573	—	—
Tax effect of restricted stock awards	—	—	(1,665)	—	—	—	—	(1,665)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,642)	(1,642)
Other	7	—	(79)	—	(182)	431	—	170
Balance at September 27, 2020	32,485	$452	$255,210	$(18,510)	$216,911	$(742,323)	$15,415	$(272,845)

(1)	As of December 30, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.
(2)	Net income to the Company for the three and nine months ended September 27, 2020 excludes $301 and $1,184 allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At September 27, 2020, the accumulated other comprehensive loss of $18,510 was comprised of net unrealized foreign currency translation loss of $6,705 and net unrealized loss on the interest rate swap agreements of $11,805.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended September 29, 2019	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at June 30, 2019	31,427	$443	$196,927	$(11,196)	$228,833	$(748,657)	$15,584	$(318,066)
Net income (1)	—	—	—	—	385	—	241	626
Other comprehensive loss	—	—	—	(2,700)	—	—	—	(2,700)
Cash dividends on common stock	—	—	79	—	(7,182)	—	—	(7,103)
Cash dividends on preferred stock	—	—	—	—	(1,140)	—	—	(1,140)
Dividends declared on preferred stock	—	—	—	—	(2,273)	—	—	(2,273)
Exercise of stock options	9	—	239	—	—	—	—	239
Stock-based compensation expense	—	—	4,764	—	—	—	—	4,764
Issuance of restricted stock	10	—	(547)	—	—	547	—	—
Tax effect of restricted stock awards	—	—	(255)	—	—	—	—	(255)
Distributions to noncontrolling interests	—	—	—	—	—	—	(462)	(462)
Other	2	—	(17)	—	(99)	120	—	4
Balance at September 29, 2019	31,448	$443	$201,190	$(13,896)	$218,524	$(747,990)	$15,363	$(326,366)
For the nine months ended September 29, 2019
Balance at December 30, 2018	31,372	$443	$192,984	$(3,143)	$242,182	$(751,704)	$15,225	$(304,013)
Net income (1)	—	—	—	—	7,008	—	783	7,791
Other comprehensive loss	—	—	—	(10,753)	—	—	—	(10,753)
Cash dividends on common stock	—	—	174	—	(21,545)	—	—	(21,371)
Cash dividends on preferred stock	—	—	—	—	(6,608)	—	—	(6,608)
Dividends declared on preferred stock	—	—	—	—	(2,273)	—	—	(2,273)
Exercise of stock options	12	—	332	—	—	—	—	332
Stock-based compensation expense	—	—	12,295	—	—	—	—	12,295
Issuance of restricted stock	54	—	(3,117)	—	—	3,117	—	—
Tax effect of restricted stock awards	—	—	(1,150)	—	—	—	—	(1,150)
Distributions to noncontrolling interests	—	—	—	—	—	—	(645)	(645)
Other	10	—	(328)	—	(240)	597	—	29
Balance at September 29, 2019	31,448	$443	$201,190	$(13,896)	$218,524	$(747,990)	$15,363	$(326,366)

(1)	Net income to the Company for the three and nine months ended September 29, 2019 excludes ($369) and ($456), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At September 29, 2019, the accumulated other comprehensive loss of $13,896 was comprised of net unrealized foreign currency translation loss of $7,973 and net unrealized loss on the interest rate swap agreements of $5,923.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 27,	September 29,
(In thousands)	2020	2019

Operating activities
Net income before attribution to noncontrolling interests	$47,341	$7,335
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for uncollectible accounts and notes receivable	(334)	1,646
Depreciation and amortization	37,436	35,102
Deferred income taxes	(4,696)	(2,386)
Preferred stock option mark-to-market adjustment	—	5,914
Stock-based compensation expense	13,071	12,295
Refranchising gains	—	(1,889)
Other	1,233	3,618
Changes in operating assets and liabilities:
Accounts receivable	(4,378)	(8,682)
Income tax receivable	3,131	10,241
Inventories	(1,173)	1,891
Prepaid expenses and other current assets	14,393	(4,837)
Other assets and liabilities	18,080	(3,245)
Accounts payable	3,147	14,921
Income and other taxes payable	2,435	1,285
Accrued expenses and other current liabilities	40,112	(19,149)
Deferred revenue	(1,251)	(4,061)
Net cash provided by operating activities	168,547	49,999
Investing activities
Purchases of property and equipment	(24,269)	(27,547)
Notes issued	(13,240)	(7,073)
Repayments of notes issued	8,906	3,415
Proceeds from divestitures of restaurants	—	5,995
Other	15	1,068
Net cash used in investing activities	(28,588)	(24,142)
Financing activities
Proceeds from issuance of preferred stock	—	252,530
Repayments of term loan	(15,000)	(10,000)
Net repayments of revolving credit facilities	(5,000)	(236,966)
Dividends paid to common stockholders	(21,856)	(21,371)
Dividends paid to preferred stockholders	(10,237)	(6,608)
Issuance costs associated with preferred stock	—	(7,535)
Tax payments for equity award issuances	(1,665)	(1,150)
Proceeds from exercise of stock options	29,204	332
Contributions from noncontrolling interests	—	840
Distributions to noncontrolling interests	(1,778)	(645)
Other	(1,105)	(101)
Net cash used in financing activities	(27,437)	(30,674)
Effect of exchange rate changes on cash and cash equivalents	(383)	(73)
Change in cash and cash equivalents	112,139	(4,890)
Cash and cash equivalents at beginning of period	27,911	33,258
Cash and cash equivalents at end of period	$140,050	$28,368

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 27, 2020

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2020.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 29, 2019.

2.	Update to Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include allowance for doubtful accounts and notes receivable, intangible assets, contract assets and contract liabilities, including the online customer loyalty program obligation and gift card breakage, right-of-use assets and lease liabilities, insurance reserves and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

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

Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties that include 192 restaurants at both September 27, 2020 and September 29, 2019.

Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Condensed Consolidated Statements of Operations of net income (loss) attributable to noncontrolling interests.

Net income (loss) attributable to these joint ventures for the three and nine months ended September 27, 2020 and September 29, 2019 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019

Papa John’s International, Inc.	$1,292	$213	$4,743	$1,385
Noncontrolling interests	689	(128)	2,576	327
Total net income	$1,981	$85	$7,319	$1,712

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 27, 2020 and December 29, 2019 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
September 27, 2020
Financial assets:
Cash surrender value of life insurance policies (a)	$33,953	$33,953	$—	$—

Financial liabilities:
Interest rate swaps (b)	15,334	—	15,334	—

December 29, 2019
Financial assets:
Cash surrender value of life insurance policies (a)	$33,220	$33,220	$—	$—

Financial liabilities:
Interest rate swaps (b)	6,168	—	6,168	—
(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)	The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

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

The following table summarizes changes in our allowances for credit losses for accounts receivable, notes receivable and interest receivable:

(in thousands)	Accounts Receivable	Notes Receivable	Interest Receivable
Balance at December 29, 2019	$7,341	$3,572	$910
Cumulative effect of adoption of ASU 2016-13	912	463	-
Balance at December 30, 2019	8,253	4,035	910

Current period (credit) provision for expected credit losses	(234)	(244)	144
Write-offs charged against the allowance	(598)	(10)	-
Recoveries collected	-	(100)	-
Transfers	-	1,054	(1,054)
Balance at September 27, 2020	$7,421	$4,735	$-

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

Convertible Instruments

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.”  This ASU amends FASB’s guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share (“EPS”) guidance for both Subtopics.  The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods therein, with early adoption permitted.  The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements and related disclosures.

Reclassification

Certain prior year amounts in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current year presentation.

3. Leases

Lessor Operating Leases

We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases.  At September 27, 2020, we leased and subleased 375 Papa John’s restaurants to franchisees in the United Kingdom. The initial lease terms on the franchised sites in the United Kingdom are generally 15 years.  The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion.  Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms.  We recognized total sublease income of $7.6 million and $7.8 million for the nine months ended September 27, 2020 and September 29, 2019, respectively.

Lease Guarantees

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of 85 domestic leases. These leases have varying terms, the latest of which expires in 2036. As of September 27, 2020, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $15.1 million.  This contingent liability is not included in the Condensed Consolidated Balance Sheet as it is not probable to occur.  The fair value of the guarantee is not material.

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases for the periods reported is as follows:

	Nine Months Ended
(in thousands)	September 27, 2020	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$435	$108
Financing cash flows from finance leases	1,438	371
Operating cash flows from operating leases (a)	27,965	30,342
Right-of-use assets obtained in exchange for new finance lease liabilities	1,056	10,203
Right-of-use assets obtained in exchange for new operating lease liabilities	18,421	13,335
Cash received from sublease income	7,641	7,196

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

Assets and liabilities of PJMF, which are restricted in their use, included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 27,	December 29,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$18,672	$4,569
Accounts receivable, net	11,468	11,196
Income tax receivable	111	103
Prepaid expenses	1,278	1,316
Total current assets	31,529	17,184
Deferred income taxes, net	547	410
Total assets	$32,076	$17,594

Liabilities
Current liabilities:
Accounts payable	$-	$764
Accrued expenses and other current liabilities	31,408	14,287
Current deferred revenue	2,855	3,252
Debt	-	-
Total current liabilities	34,263	18,303
Deferred revenue	1,805	2,094
Total liabilities	$36,068	$20,397

5. Revenue Recognition

Contract Balances

Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Condensed Consolidated Balance Sheets.  During the three and nine months ended September 27, 2020, the Company recognized $8.4 million and $24.7 million in revenue, respectively, related to deferred revenue, compared to $9.0 million and $24.7 million for the three and nine months ended September 29, 2019, respectively.

The contract liability balances are included in the following (in thousands):

	Contract Liabilities
	September 27, 2020	December 29, 2019	Change
Franchise fees and unredeemed gift cards	$18,610	$20,346	$(1,736)
Customer loyalty program	12,777	12,049	728
Total contract liabilities	$31,387	$32,395	$(1,008)

Our contract assets consist primarily of equipment incentives provided to franchisees.  Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement.  As of September 27, 2020, and December 29, 2019, the contract assets were approximately $4.8 million and $6.0 million, respectively.  For the three and nine months ended September 27, 2020 and September 29, 2019, respectively, revenue was reduced approximately $0.9 million and $2.5 million for the amortization of contract assets over the applicable contract terms.  Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,285	$2,088	$1,840	$1,586	$1,357	$3,006	$12,162

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

6. Common Stock and Series B Convertible Preferred Stock

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock, 100.0 million shares of common stock, and 260,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The Company’s outstanding shares of common stock were 32.5 million shares at September 27, 2020 and 31.9 million shares at December 29, 2019.

There were 252,530 shares of Series B Preferred Stock outstanding at both September 27, 2020 and December 29, 2019. The Series B Preferred Stock is classified as temporary equity on the Condensed Consolidated Balance Sheets as of September 27, 2020 and December 29, 2019.

Dividends

The Company recorded dividends of approximately $32.1 million in the nine months ended September 27, 2020 consisting of the following:

●	$21.9 million paid to common stockholders ($0.675 per share);
●	$3.4 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.675 per share); and
●	$6.8 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum).

On October 30, 2020, our Board of Directors declared a fourth quarter dividend of $0.225 per common share (of which approximately $7.4 million will be paid to common stockholders and $1.1 million will be paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”).  The fourth quarter preferred dividend was also declared on October 30, 2020.  The common share dividend will be paid on November 20, 2020 to stockholders of record as of the close of business on November 10, 2020.  The fourth quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on January 4, 2021.

Share Repurchases

Subsequent to the third quarter on November 4, 2020, our Board of Directors approved a new share repurchase program for up to $75 million of the Company’s common stock, effective through December 31, 2021. This represents approximately 3.0% of the Company’s currently outstanding common stock based on the closing price of the stock as of November 4, 2020. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, subject to market and business conditions, regulatory requirements and other factors, or pursuant to trading plans or other arrangements. Repurchases under the new program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate. Repurchases under the Company’s share repurchase program may be commenced or suspended from time to time at the Company’s discretion without prior notice.

7. Earnings (Loss) Per Share

We compute earnings (loss) per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings (loss) per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Series B Preferred Stock and time-based restricted stock awards are participating securities because holders of such shares have non-forfeitable dividend rights and participate in undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net income (loss) attributable to common shareholders.  Additionally, any accretion to the redemption value for the Series B Preferred Stock is treated as a deemed dividend in the two-class EPS calculation.

The calculations of basic and diluted earnings (loss) per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019

Basic earnings (loss) per common share
Net income attributable to the Company	$15,708	$385	$44,765	$7,008
Dividends paid to participating securities and accretion	(3,548)	(3,473)	(10,546)	(9,029)
Net income attributable to participating securities	(703)	—	(1,809)	—
Net income (loss) attributable to common shareholders	$11,457	$(3,088)	$32,410	$(2,021)

Basic weighted average common shares outstanding	32,616	31,601	32,347	31,581
Basic earnings (loss) per common share	$0.35	$(0.10)	$1.00	$(0.06)

Diluted earnings (loss) per common share
Net income (loss) attributable to common shareholders	$11,457	$(3,088)	$32,410	$(2,021)

Weighted average common shares outstanding	32,616	31,601	32,347	31,581
Dilutive effect of outstanding equity awards (a)	355	—	296	—
Diluted weighted average common shares outstanding (b)	32,971	31,601	32,643	31,581
Diluted earnings (loss) per common share	$0.35	$(0.10)	$0.99	$(0.06)
(a)	Excludes 132 equity awards for the nine months ended September 27, 2020 as the effect of including such awards would have been anti-dilutive.
(b)	The Company had 252.5 shares of Series B Preferred Stock outstanding as of September 27, 2020 and December 29, 2019. For the fully diluted calculation, the Series B Preferred stock dividends were added back to net income (loss) attributable to common shareholders. The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares. This calculation was anti-dilutive for both periods presented and as such was excluded.

8.	Debt

Long-term debt, net, consists of the following (in thousands):

	September 27,	December 29,
	2020	2019
Outstanding debt	$350,000	$370,000
Unamortized debt issuance costs	(1,921)	(2,710)
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, net	$328,079	$347,290

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $5.0 million was outstanding as of September 27, 2020, and a secured term loan facility with an outstanding balance of $345.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or LIBOR plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants.  These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0.  Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.  The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.00 to 1.0, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.25 to 1.0, which increases over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at September 27, 2020.

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

Our outstanding debt of $350.0 million at September 27, 2020 under the PJI Facilities was composed of $345.0 million outstanding under the Term Loan Facility and $5.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at September 27, 2020 was approximately $348.8 million.

As of September 27, 2020, the Company had approximately $1.9 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

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

As of September 27, 2020, we have the following interest rate swap agreements with a total notional value of $350 million:

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

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	September 27,	December 29,
Balance Sheet Location	2020	2019
Other current and long-term liabilities	$15,334	$6,168

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

		Location of Gain	Amount of Gain
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	Total Net Interest Expense
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	on Condensed
Hedging	in AOCL	AOCL into	AOCL into	Consolidated Statements
Relationships	on Derivative	Income	Income	of Operations
Interest rate swaps for the three months ended:
September 27, 2020	$1,268	Interest expense	$(1,674)	$(3,636)
September 29, 2019	$(1,437)	Interest expense	$161	$(4,249)

Interest rate swaps for the nine months ended:
September 27, 2020	$(7,219)	Interest expense	$(3,376)	$(11,230)
September 29, 2019	$(9,641)	Interest expense	$849	$(14,797)

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.8% for the three- and nine-month periods ended September 27, 2020, compared to 3.8% and 4.2% for the three- and nine-month periods ended September 29, 2019, respectively.  Interest paid, including payments made or received under the swaps, was $3.9 million and $3.0 million for the three months ended September 27, 2020 and September 29, 2019, respectively, and $12.0 million and $14.1 million for the nine months ended September 27, 2020 and September 29, 2019, respectively.  As of September 27, 2020, the portion of the aggregate $15.3 million interest rate swap liability that would be reclassified into net interest expense during the next twelve months approximates $7.2 million.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”). The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2021.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 1.9% and 2.7% for the three and nine months ended September 27, 2020, respectively, compared to 4.0% and 4.2% for the three and nine months ended September 29, 2019. As of September 27, 2020 and December 29, 2019, there was no debt outstanding under the PJMF Revolving Facility. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

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

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed.  As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class.  The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action.  The Company has not recorded any liability related to this lawsuit as of September 27, 2020 as it does not believe a loss is probable or reasonably estimable.

Danker v. Papa John’s International, Inc. et al.  On August 30, 2018, a class action lawsuit was filed in the United States District Court, Southern District of New York on behalf of a class of investors who purchased or acquired stock in Papa John's through a period up to and including July 19, 2018. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The District Court appointed the Oklahoma Law Enforcement Retirement System to lead the case.  An amended complaint was filed on February 13, 2019, which the Company moved to dismiss. On March 16, 2020, the Court granted the Company’s motion to dismiss, on the ground that the complaint failed to state any viable cause of action. The Plaintiffs subsequently filed a second amended complaint on April 30, 2020, which the Company moved to dismiss.  The Company believes that it has valid and meritorious defenses to the second amended complaint and intends to vigorously defend against the case.  The Company has not recorded any liability related to this lawsuit as of September 27, 2020 as it does not believe a loss is probable or reasonably estimable.

10.  Strategic Corporate Reorganization for Long-term Growth

On September 17, 2020, we announced plans to open a new headquarters in Atlanta, Georgia. Certain corporate functions, including menu innovation, marketing, digital customer experience, human resources, diversity, equity and inclusion, communications, operations and development, will be relocated to the new Atlanta headquarters. Our information technology, finance, supply chain, and legal teams will continue to operate in our Louisville, Kentucky headquarters, which remains critical to our success. We also maintain a headquarters office outside of London, UK, where our international operations are managed.

The new Atlanta headquarters is part of a broader strategic reorganization of corporate functions reflecting the Company’s ongoing transformation into a brand and culture that can effectively and efficiently deliver on the Company’s purpose, values and strategic business priorities. The opening of the new Atlanta location and related organizational changes are expected to be completed by the summer of 2021. Affected employees who do not relocate to Atlanta have been offered a separation package. As a result, we expect to incur certain one-time corporate reorganization costs of approximately $15 to $20 million related to employee severance and transition, recruitment and relocation and other third-party costs through 2021.

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

Our segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2020	2019	2020	2019
Revenues:
Domestic Company-owned restaurants	$178,371	$165,135	$526,317	$490,594
North America commissaries	181,338	154,703	504,379	450,735
North America franchising	25,281	15,924	68,895	53,215
International	40,328	29,888	106,846	92,808
All others	47,623	38,056	136,986	114,382
Total revenues	$472,941	$403,706	$1,343,423	$1,201,734

Intersegment revenues:
North America commissaries	$50,306	$47,599	$142,169	$140,116
North America franchising	824	612	2,291	2,072
International	—	—	—	191
All others	27,168	19,362	66,509	52,758
Total intersegment revenues	$78,298	$67,573	$210,969	$195,137

Income before income taxes
Domestic Company-owned restaurants	$8,439	$9,162	$33,852	$21,471
North America commissaries	8,069	6,790	24,145	22,094
North America franchising	23,353	14,092	62,855	47,693
International	8,123	4,195	17,211	14,915
All others	3,181	(866)	4,905	(2,581)
Unallocated corporate expenses	(30,543)	(32,329)	(83,024)	(92,685)
Elimination of intersegment losses (profits)	291	(366)	(619)	(1,037)
Total income before income taxes	$20,913	$678	$59,325	$9,870

Property and equipment:
Domestic Company-owned restaurants	$230,669
North America commissaries	144,799
International	16,335
All others	87,355
Unallocated corporate assets	215,144
Accumulated depreciation and amortization	(495,011)
Property and equipment, net	$199,291

Disaggregation of Revenue

In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended September 27, 2020
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$178,371	$-	$-	$-	$-	$178,371
Commissary sales	-	231,644	-	22,737	-	254,381
Franchise royalties and fees	-	-	26,105	10,703	-	36,808
Other revenues	-	-	-	6,888	74,791	81,679
Eliminations	-	(50,306)	(824)	-	(27,168)	(78,298)
Total segment revenues	$178,371	$181,338	$25,281	$40,328	$47,623	$472,941
International other revenues (1)	-	-	-	(6,888)	6,888	-
Total revenues	$178,371	$181,338	$25,281	$33,440	$54,511	$472,941

	Reportable Segments
	Three Months Ended September 29, 2019
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$165,135	$-	$-	$-	$-	$165,135
Commissary sales	-	202,302	-	15,195	-	217,497
Franchise royalties and fees	-	-	16,536	9,484	-	26,020
Other revenues	-	-	-	5,209	57,418	62,627
Eliminations	-	(47,599)	(612)	-	(19,362)	(67,573)
Total segment revenues	$165,135	$154,703	$15,924	$29,888	$38,056	$403,706
International other revenues (1)	-	-	-	(5,209)	5,209	-
Total revenues	$165,135	$154,703	$15,924	$24,679	$43,265	$403,706

	Reportable Segments
	Nine Months Ended September 27, 2020
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$526,317	$-	$-	$-	$-	$526,317
Commissary sales	-	646,548	-	59,630	-	706,178
Franchise royalties and fees	-	-	71,186	27,962	-	99,148
Other revenues	-	-	-	19,254	203,495	222,749
Eliminations	-	(142,169)	(2,291)	-	(66,509)	(210,969)
Total segment revenues	$526,317	$504,379	$68,895	$106,846	$136,986	$1,343,423
International other revenues (1)	-	-	-	(19,254)	19,254	-
Total revenues	$526,317	$504,379	$68,895	$87,592	$156,240	$1,343,423

	Reportable Segments
	Nine Months Ended September 29, 2019
Major Products/Services Lines	Domestic Company-owned restaurants	North America commissaries	North America franchising	International	All others	Total
Company-owned restaurant sales	$490,594	$-	$-	$-	$-	$490,594
Commissary sales	-	590,851	-	47,009	-	637,860
Franchise royalties and fees	-	-	55,287	28,834	-	84,121
Other revenues	-	-	-	17,156	167,140	184,296
Eliminations	-	(140,116)	(2,072)	(191)	(52,758)	(195,137)
Total segment revenues	$490,594	$450,735	$53,215	$92,808	$114,382	$1,201,734
International other revenues (1)	-	-	-	(17,156)	17,156	-
International eliminations (1)	-	-	-	191	(191)	-
Total revenues	$490,594	$450,735	$53,215	$75,843	$131,347	$1,201,734

(1)	Other revenues as reported in the Condensed Consolidated Statements of Operations include $6.9 million and $19.3 million of revenue for the three and nine months ended September 27, 2020, respectively, and $5.2 million and $17.0 million for the three and nine months ended September 29, 2019, respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to income before income taxes but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of September 27, 2020, there were 5,360 Papa John’s restaurants (597 Company-owned and 4,763 franchised) operating in 48 countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, contributions received from franchisees for domestic and international marketing funds we control, revenues for printing and promotional items, and information systems and related services used in their operations.

Recent Developments and Trends

Strategic Corporate Reorganization for Long-term Growth.  On September 17, 2020, we announced plans to open a new headquarters in Atlanta, Georgia. Certain corporate functions, including menu innovation, marketing, digital customer experience, human resources, diversity, equity and inclusion, communications, operations and development, will be relocated to the new Atlanta headquarters. Our information technology, finance, supply chain, and legal teams will continue to operate in our Louisville, Kentucky headquarters, which remains critical to our success. We also maintain a headquarters office outside of London, UK, where our international operations are managed.

The new Atlanta headquarters is part of a broader strategic reorganization of corporate functions reflecting the Company’s ongoing transformation into a brand and culture that can effectively and efficiently deliver on the Company’s purpose, values and strategic business priorities. The opening of the new Atlanta location and related organizational changes are expected to be completed by the summer of 2021. Affected employees who do not relocate to Atlanta have been offered a separation package. As a result, we expect to incur certain one-time corporate reorganization costs of approximately $15 to $20 million related to employee severance and transition, recruitment and relocation and other third-party costs through 2021. Of that amount, we expect to incur costs of approximately $4 to $5 million in the fourth quarter of 2020. There were no significant corporate reorganization costs incurred in the third quarter of 2020.

Coronavirus (“COVID-19”). The COVID-19 outbreak has presented evolving risks and developments domestically and internationally, as well as new opportunities for our business. In response to the outbreak, governments and other authorities around the world have imposed measures to attempt to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, social distancing requirements, including limitations on gatherings, shelter-in-place orders and quarantines, and mandated business closures, which have resulted in significant changes in commercial activity and consumer behavior. Our delivery and carryout model has positioned us to experience strong demand for our products.  Increased demand and customer behavior during the pandemic have contributed to significant sales increases over comparable 2019 periods.  To ensure we can continue to meet the demand of our customers, we continue to monitor our supply chain and have not experienced material disruptions.

Our primary focus continues to be the safety of our team members, franchisees, and customers. The Company has taken steps to mitigate the impact of the COVID-19 pandemic by implementing extra health and safety measures across our business, including No Contact Delivery and enhanced cleaning and sanitization measures, for the protection of both our customers and team members. We have expanded our employee benefits to include free virtual doctor visits. This is in addition to existing employee benefits of no-cost mental health support, affordable health plan options and access to the Papa John’s Team Member Emergency Relief Fund, if and when needed. In addition, the Company has hired thousands of new restaurant team members in 2020 to help serve our customers.

Of the Company’s 2,074 international franchised stores, approximately 90 stores were temporarily closed as of September 27, 2020, principally in Latin America and Europe, in accordance with government policies. In North America, almost all traditional restaurants remain open and fully operational. A number of non-traditional restaurants located in universities and stadiums are temporarily closed; these non-traditional locations are not significant to our revenues and operating results.

We believe the pandemic has accelerated our previously announced efforts to innovate and bring new and former customers to the Papa John’s system.  We believe that even after the pandemic-related restrictions are lifted we will benefit from the increase in customers we have experienced due to our menu innovation, customer loyalty programs and our offerings of high-quality pizza and other menu items. Due to the substantial uncertainty related to the effects of the pandemic and its duration, we are unable to predict the specific impact the pandemic and related restrictions will have on our results of operations, liquidity or long-term financial condition, including whether and the extent to which the increased demand for our products will continue. For a discussion of the risks to our business presented by the COVID-19 pandemic, please see the risk factors disclosed in the Company’s Annual Report on Form-10-K for the fiscal year ended December 29, 2019 and Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020.

Restaurant Progression

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

North America Company-owned:
Beginning of period	598	643	598	645
Opened	—	—	1	2
Closed	(1)	(1)	(2)	(3)
Sold to franchisees	—	(21)	—	(23)
End of period	597	621	597	621
North America franchised:
Beginning of period	2,686	2,676	2,690	2,692
Opened	14	15	38	58
Closed	(11)	(37)	(39)	(98)
Acquired from Company	—	21	—	23
End of period	2,689	2,675	2,689	2,675
International franchised:
Beginning of period	2,063	2,026	2,107	1,966
Opened	40	60	83	143
Closed	(29)	(39)	(116)	(62)
End of period	2,074	2,047	2,074	2,047
Total restaurants – end of period	5,360	5,343	5,360	5,343

Note:  Temporary closures as a result of the COVID-19 outbreak are not reflected as “closed” in the restaurant progression above.

Items Impacting Comparability; Non-GAAP Measures

Effective as of the first quarter of 2020, the Company modified its presentation of adjusted (non-GAAP) financial results to no longer present certain financial assistance provided to the North America system in the form of royalty relief and discretionary marketing fund investments as Special charges. This financial assistance, which began in the third quarter of 2018 in response to declining sales in North America, concluded in the third quarter of 2020, as announced in a formal plan in July 2019. The adjusted financial results for the three and nine months ended September 29, 2019 have been revised to remove these items. See “Temporary Franchise Support” below for additional information regarding this change in presentation.

The table below reconciles our GAAP financial results to our adjusted financial results, which are non-GAAP measures (collectively defined as “Special items”).  We present these non-GAAP measures because we believe the Special items in 2019 impact the comparability of our results of operations.

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands, except per share amounts)	2020	2019	2020	2019

GAAP income before income taxes	$20,913	$678	$59,325	$9,870
Special charges:
Legal and advisory fees (1)	—	459	—	5,922
Mark-to-market adjustment on option valuation (2)	—	—	—	5,914
Other costs (3)	—	2,385	—	2,385
Refranchising gains	—	(1,726)	—	(1,889)
Adjusted income before income taxes	$20,913	$1,796	$59,325	$22,202

GAAP net income (loss) attributable to common shareholders	$11,457	$(3,088)	$32,410	$(2,021)
Special charges:
Legal and advisory fees (1)	—	459	—	5,922
Mark-to-market adjustment on option valuation (2)	—	—	—	5,914
Other costs (3)		2,385		2,385
Refranchising gains	—	(1,726)	—	(1,889)
Tax effect of Non-GAAP items (4)	—	(237)	—	(1,434)
Adjusted net income (loss) attributable to common shareholders	$11,457	$(2,207)	$32,410	$8,877

GAAP diluted earnings (loss) per common share	$0.35	$(0.10)	$0.99	$(0.06)
Special charges:
Legal and advisory fees (1)	—	0.01	—	0.17
Mark-to-market adjustment on option valuation (2)	—	—	—	0.19
Other costs (3)	—	0.08	—	0.08
Refranchising gains	—	(0.05)	—	(0.05)
Tax effect of Non-GAAP items (4)	—	(0.01)	—	(0.05)
Adjusted diluted earnings (loss) per common share	$0.35	$(0.07)	$0.99	$0.28

(1)	Represents advisory and legal costs incurred in 2019 primarily associated with the review of a wide range of strategic opportunities that culminated in the strategic investment in the Company by affiliates of Starboard Value LP (“Starboard”) as well as certain litigation costs associated with legal proceedings initiated by our founder.
(2)	Represents a one-time mark-to-market adjustment of $5.9 million primarily related to the increase in the fair value of the Starboard option to purchase the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) that culminated in the purchase of additional preferred stock in late March 2019.
(3)	Includes severance costs for our former CEO and costs related to the termination of a license agreement for intellectual property no longer being utilized.

(4)	The tax effect for Legal and advisory fees, Other costs, and Refranchising gains was calculated by applying the 2019 full year marginal rate of 22.6%. The mark-to-market adjustment on option valuation was non-deductible for tax purposes.

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

Temporary Franchise Support. As previously mentioned, effective as of the first quarter of 2020, the Company no longer presents certain royalty relief and discretionary marketing fund investments, included herein as “Temporary Franchise Support,” as Special charges within its adjusted financial results. The prior period adjusted financial measures presented above in “Items Impacting Comparability; Non-GAAP Measures” have also been revised to remove the impact of these items. The Temporary Franchise Support concluded in the third quarter of 2020.

Temporary Franchise Support investments were $13.5 million (or approximately $0.31 per diluted share) and $29.3 million (or approximately $0.69 per diluted share) for the three and nine months ended September 27, 2020, respectively, compared to $11.4 million (or approximately $0.28 per diluted share) and $21.2 million (or approximately $0.52 per diluted share) for the three and nine months ended September 29, 2019, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep. 27,	Sep. 29	Sep. 27,	Sep. 29
	2020	2019	2020	2019
Royalty relief (a)	$3,469	$6,353	$14,270	$13,692
Marketing fund investments (b)	10,000	5,000	15,000	7,500
Total Temporary Franchise Support	$13,469	$11,353	$29,270	$21,192

(a)	Represents financial assistance provided to the North America system in the form of temporary royalty reductions that are above and beyond the level of franchise assistance the Company would incur in the ordinary course of its business. Beginning in the third quarter of 2018, the Company began providing various forms of support and financial assistance to the North America franchise system in response to declining North America sales. In July 2019, the Company announced a formal relief program to provide our North America franchisees with certainty regarding the availability and schedule of the temporary relief which concluded in the third quarter of 2020. These royalty reductions are not an expense, but rather consist of the amount of waived royalties that the Company would otherwise have been entitled to absent the waiver. The waived royalties are not included in North America franchise royalties and fees revenues.
(b)	Represents incremental discretionary marketing fund investments in excess of contractual Company-owned restaurant-level contributions, which were made as part of our previously announced temporary financial support package to our franchisees. The marketing fund investments are included in Unallocated corporate expenses.

Results of Operations

Discussion of Revenues.  Consolidated revenues increased $69.2 million, or 17.1%, and $141.7 million, or 11.8%, for the three and nine months ended September 27, 2020, respectively.  Revenues are summarized in the following table (dollars in thousands).

	Three Months Ended
	Sep. 27,		Sep. 29,		Percent
	2020		2019	Increase	Change
Domestic Company-owned restaurant sales	$178,371		$165,135	$13,236	8.0%
North America franchise royalties and fees	25,281	1	15,924	9,357	58.8%
North America commissary revenues	181,338		154,703	26,635	17.2%
International revenues	33,440		24,679	8,761	35.5%
Other revenues	54,511		43,265	11,246	26.0%
Total Revenues	$472,941		$403,706	$69,235	17.1%

	Nine Months Ended
	Sep. 27,		Sep. 29,		Percent
	2020		2019	Increase	Change
Domestic Company-owned restaurant sales	$526,317		$490,594	$35,723	7.3%
North America franchise royalties and fees	68,895		53,215	15,680	29.5%
North America commissary revenues	504,379		450,735	53,644	11.9%
International revenues	87,592		75,843	11,749	15.5%
Other revenues	156,240		131,347	24,893	19.0%
Total Revenues	$1,343,423		$1,201,734	$141,689	11.8%

Domestic Company-owned restaurant sales increased $13.2 million, or 8.0%, and $35.7 million, or 7.3%, for the three and nine months ended September 27, 2020, respectively, compared to the prior year comparable periods. Excluding the impact of refranchising 46 restaurants in 2019 primarily located in South Florida and Georgia, domestic Company-owned restaurant sales increased $21.9 million, or 14.0%, and $66.2 million, or 14.4% for the three and nine months ended September 27, 2020, respectively.  The increases were primarily due to positive comparable sales increases of 18.2% and 15.6% for the three and nine months ended September 27, 2020, respectively, partially offset by the 2019 favorable impact from the expiration of customer rewards associated with our Papa Rewards loyalty program ($5.1 million and $4.1 million unfavorable for the three and nine months ended September 27, 2020, respectively). “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

North America franchise royalties and fees increased $9.4 million, or 58.8%, and $15.7 million, or 29.5%, for the three and nine months ended September 27, 2020, respectively, compared to the prior year comparable periods. Excluding the impact of refranchising, North America franchise royalties and fees increased $8.7 million, or 54.6%, and $13.7 million, or 25.8%, for the three and nine months ended September 27, 2020, respectively.  The increases were primarily due to positive comparable sales increases of 25.6% and 20.0% for the three and nine months ended September 27, 2020, respectively. The three-month period reflects a higher effective royalty rate due to lower temporary royalty relief of $2.9 million which was part of our franchise assistance program (see “Temporary Franchise Support”).

North America franchise restaurant sales increased 26.2% to $642.5 million and 20.3% to $1.86 billion for the three and nine months ended September 27, 2020, respectively, compared to the prior year comparable periods. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary sales increased $26.6 million, or 17.2%, and $53.6 million, or 11.9%, for the three and nine months ended September 27, 2020, respectively, primarily due to higher volumes and pricing associated with higher commodities costs, primarily cheese.

International revenues increased $8.8 million, or 35.5%, for the three months ended September 27, 2020 primarily due to higher Papa John’s United Kingdom (“PJUK”) commissary revenues, higher royalties from increased equivalent units and higher comparable sales of 20.7% and favorable foreign exchange rates.  These increases were partially offset by royalty support provided to certain franchisees.  For the nine months ended September 27, 2020, International revenues increased $11.7 million, or 15.5%, primarily due to higher PJUK commissary revenues and higher royalties from increased equivalent units and higher comparable sales of 9.4%, partially offset by royalty support provided to certain franchisees and unfavorable foreign exchange rates. “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

International franchise restaurant sales increased 22.9% to $268.0 million and 12.2% to $735.6 million for the three and nine months ended September 27, 2020, respectively, excluding the impact of foreign currency, primarily due to increases in comparable sales and equivalent units. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues increased $11.2 million, or 26.0%, and $24.9 million, or 19.0%, for the three and nine months ended September 27, 2020, respectively, compared to the prior year comparable periods. The increases were primarily due to higher marketing fund revenues from an increase in franchise sales and an increase in the national marketing fund contribution rate in 2020 and higher online revenues from increased restaurant sales.

Discussion of Operating Results

Income before income taxes is summarized in the following table on a reporting segment basis.  Income before income taxes increased approximately $20.2 million and $49.5 million for the three and nine months ended September 27, 2020, respectively, compared to the prior year comparable periods. Alongside the GAAP income before income taxes data, we have included “adjusted” income before income taxes for the three and nine months ended September 29, 2019 to exclude Special items in 2019. We believe this non-GAAP measure is important for purposes of comparing to 2020 results.

	Three Months Ended
	Reported	Reported	Special	Adjusted	Adjusted
	Sep. 27,	Sep. 29,	items	Sep. 29,	Increase
(In thousands)	2020	2019	in 2019	2019	(Decrease)

Domestic Company-owned restaurants	$8,439	$9,162	$(1,726)	$7,436	$1,003
North America commissaries	8,069	6,790	—	6,790	1,279
North America franchising	23,353	14,092	—	14,092	9,261
International	8,123	4,195	—	4,195	3,928
All others	3,181	(866)	—	(866)	4,047
Unallocated corporate expenses	(30,543)	(32,329)	2,844	(29,485)	(1,058)
Elimination of intersegment (profits) losses	291	(366)	—	(366)	657
Adjusted income before income taxes	$20,913	$678	$1,118	$1,796	$19,117

	Nine Months Ended
	Reported	Reported	Special	Adjusted	Adjusted
	Sep. 27,	Sep. 29,	items	Sep. 29,	Increase
(In thousands)	2020	2019	in 2019	2019	(Decrease)

Domestic Company-owned restaurants	$33,852	$21,471	$(1,889)	$19,582	$14,270
North America commissaries	24,145	22,094	—	22,094	2,051
North America franchising	62,855	47,693	—	47,693	15,162
International	17,211	14,915	—	14,915	2,296
All others	4,905	(2,581)	—	(2,581)	7,486
Unallocated corporate expenses	(83,024)	(92,685)	14,221	(78,464)	(4,560)
Elimination of intersegment (profits) losses	(619)	(1,037)	—	(1,037)	418
Adjusted income before income taxes	$59,325	$9,870	$12,332	$22,202	$37,123

The increases in adjusted income before income taxes of $19.1 million and $37.1 million for the three- and nine-month periods in 2020, respectively, excluding Special items in 2019, were primarily due to the following:

●	Domestic Company-owned Restaurants Segment. Domestic Company-owned restaurants increased $1.0 million and $14.3 million for the three and nine months ended September 27, 2020, respectively, compared to the prior year comparable periods. The increases were primarily due to higher profits from positive comparable sales of 18.2% and 15.6% for the three and nine months ended September 27, 2020, respectively, partially offset by higher labor and bonus expenses and higher commodities costs. Additionally, the comparable 2019 periods benefited from the expiration of customer rewards associated with our Papa Rewards loyalty program ($5.1 million and $4.1 million unfavorable for the three and nine months ended September 27, 2020, respectively).

●	North America Commissaries Segment. North America Commissaries increased $1.3 million and $2.1 million for the three and nine months ended September 27, 2020, respectively, primarily due to higher profits from higher volumes, partially offset by higher bonuses.

●	North America Franchising Segment. North America franchising increased $9.3 million and $15.2 million for the three and nine months ended September 27, 2020, respectively, primarily due to higher comparable sales of 25.6% and 20.0%, respectively. The three-month period benefited from a higher effective royalty rate primarily due to lower royalty relief discussed in “Temporary Franchise Support.”

~~●~~	International Segment. International increased approximately $3.9 million and $2.3 million for the three and nine months ended September 27, 2020, respectively, compared to the prior year comparable periods, primarily due to higher royalty revenue, PJUK commissary income attributable to increased units and higher comparable sales and lower travel costs due to COVID-19. These increases were partially offset by royalty support provided to certain franchisees and the unfavorable impact of foreign exchange rates.

●	All Others. All Others, which primarily includes our online and mobile ordering business, our wholly-owned print and promotions subsidiary and our marketing funds, increased $4.0 million and $7.5 million for the three and nine months ended September 27, 2020, respectively, compared to the prior year comparable periods, primarily due to higher online revenues.

●	Unallocated Corporate Expenses. Unallocated corporate expenses increased approximately $1.1 million and $4.6 million for the three and nine months ended September 27, 2020, primarily due to higher marketing fund investments as discussed in “Temporary Franchise Support” and higher management incentive costs. These increases were partially offset by reduced travel as a result of COVID-19, lower professional and consulting fees, lower provisions for uncollectible accounts and notes receivable and lower interest expense.

Review of Consolidated Results

Revenues. For the reasons discussed above, consolidated revenues increased $69.2 million, or 17.1%, to $472.9 million, and $141.7 million, or 11.8%, to $1.3 billion for the three and nine months ended September 27, 2020, respectively.

	Three Months Ended
	September 27, 2020		September 29, 2019
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:
Domestic Company-owned restaurant sales	$178,371		$165,135
North America franchise royalties and fees	25,281		15,924
North America commissary revenues	181,338		154,703
International revenues	33,440		24,679
Other revenues	54,511		43,265
Total revenues	472,941		403,706
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	144,803	81.1%	134,037	81.2%	(0.1%)
North America commissary expenses	167,937	92.6%	144,624	93.5%	(0.9%)
International expenses	19,370	57.9%	13,557	54.9%	3.0%
Other expenses	50,917	93.4%	42,952	99.3%	(5.9%)
General and administrative expenses	52,601	11.1%	53,503	13.3%	(2.2%)
Depreciation and amortization	12,764	2.7%	11,832	2.9%	(0.2%)
Total costs and expenses	448,392	94.8%	400,505	99.2%	(4.4%)
Refranchising gains	-	0.0%	1,726	0.4%	(0.4%)
Operating income	24,549	5.2%	4,927	1.2%	4.0%
Net interest expense	(3,636)	(0.8%)	(4,249)	(1.1%)	0.3%
Income before income taxes	$20,913	4.4%	$678	0.1%	4.3%

	Nine Months Ended
	September 27, 2020		September 29, 2019
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:
Domestic Company-owned restaurant sales	$526,317		$490,594
North America franchise royalties and fees	68,895		53,215
North America commissary revenues	504,379		450,735
International revenues	87,592		75,843
Other revenues	156,240		131,347
Total revenues	1,343,423		1,201,734
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	419,082	79.6%	399,040	81.3%	(1.7%)
North America commissary expenses	466,676	92.5%	419,925	93.2%	(0.7%)
International expenses	52,775	60.3%	42,514	56.1%	4.2%
Other expenses	148,219	94.9%	129,019	98.2%	(3.3%)
General and administrative expenses	148,680	11.1%	153,356	12.8%	(1.7%)
Depreciation and amortization	37,436	2.8%	35,102	2.9%	(0.1%)
Total costs and expenses	1,272,868	94.7%	1,178,956	98.1%	(3.4%)
Refranchising gains	-	0.0%	1,889	0.2%	(0.2%)
Operating income	70,555	5.3%	24,667	2.1%	3.2%
Net interest expense	(11,230)	(0.8%)	(14,797)	(1.2%)	0.4%
Income before income taxes	$59,325	4.5%	$9,870	0.9%	3.6%

Costs and expenses. Total costs and expenses were approximately $448.4 million, or 94.8% of total revenues, for the three months ended September 27, 2020 as compared to $400.5 million, or 99.2% of total revenues, for the prior year comparable period.  For the nine months ended September 27, 2020, total costs and expenses were approximately $1.27 billion, or 94.7% of total revenues, as compared to $1.18 billion, or 98.1% of total revenues for the prior year comparable period.  The decreases in total costs and expenses, as a percentage of revenues, were primarily due to the following:

Domestic Company-owned restaurant expenses were $144.8 million, or 81.1% of related revenues, for the three months ended September 27, 2020, as compared to expenses of $134.0 million, or 81.2% of related revenues, for the prior year comparable period.  For the nine months ended September 27, 2020, Domestic Company-owned restaurant expenses were $419.1 million, or 79.6% of related revenues, compared to expenses of $399.0 million, or 81.3% of related revenues, for the prior year comparable period.  The 0.1% and 1.7% decreases, as a percentage of revenues, for the three and nine months  ended September 27, 2020 were primarily due to lower operating expenses on higher sales and lower food costs including the favorable impact of current year promotions, which more than offset higher commodities costs. These decreases were partially offset by higher bonus expense and the 2019 favorable impact of the expiration of customer rewards with our Papa Rewards loyalty program.

North America commissary expenses were $167.9 million, or 92.6% of related revenues, for the three months ended September 27, 2020, compared to $144.6 million, or 93.5% of related revenues for the comparable period in 2019. North America commissary expenses were $466.7 million, or 92.5% of related revenues, for the nine months ended September 27, 2020, compared to $419.9 million, or 93.2% of related revenues, for the prior year comparable period. The 0.9% and 0.7% decreases in expenses, as a percentage of related revenues, for the three- and nine-month periods, respectively, were primarily due to lower operating costs on higher volumes and lower delivery costs.

International expenses were $19.4 million, or 57.9% of related revenues, for the three months ended September 27, 2020 compared to expenses of $13.6 million, or 54.9% of related revenues, for the prior year comparable period. International expenses were $52.8 million, or 60.3% of related revenues, for the nine months ended September 27, 2020, compared to $42.5 million, or 56.1% of related revenues for the prior year comparable period. The 3.0% and 4.2% increases in expenses as a percentage of revenues were primarily due to the higher mix of United Kingdom commissary revenues which have a lower overall margin and lower revenues from royalty support provided to certain franchisees.

Other expenses were $50.9 million, or 93.4% of related revenues, for the three months ended September 27, 2020 compared to expenses of $43.0 million, or 99.3% of related revenues for the prior year comparable period. For the nine months ended September 27, 2020, Other expenses were $148.2 million, or 94.9% of related revenues, as compared to $129.0 million, or 98.2% of related revenues, for the prior year comparable period.  The 5.9% and 3.3% decreases for the three- and nine- month periods, respectively, were primarily due to higher margins from our online and mobile ordering business.  The nine- month decrease was partially offset by lower revenues at our printing subsidiary.

General and administrative expenses (“G&A”) were $52.6 million, and $148.7 million, or 11.1% of revenues, for each of the three and nine months ended September 27, 2020, respectively, compared to $53.5 million, or 13.3%, and $153.4 million, or 12.8%, for the corresponding 2019 periods, respectively. G&A consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Other general expenses (a)	$8,921	$5,430	$14,148	$9,043
Special charges (b)	—	2,844	—	14,220
Administrative expenses (c)	43,680	45,229	134,532	130,093
General and administrative expenses	$52,601	$53,503	$148,680	$153,356

(a)	The increases in other general expenses of $3.5 million and $5.1 million for the three and nine months ended September 27, 2020 were primarily due to discretionary marketing fund investments in 2020 as compared to the prior year, partially offset by lower provisions for uncollectible accounts and notes receivable.
(b)	See “Items Impacting Comparability; Non-GAAP Measures” for additional detail.
(c)	Administrative expenses decreased $1.5 million for the three months ended September 27, 2020 primarily due to reduced travel costs due to COVID-19 restrictions and lower professional and consulting fees, partially offset by higher management incentive costs. For the nine months ended September 27, 2020, administrative expenses increased $4.4 million primarily due to higher management incentive costs, partially offset by reduced travel costs due to COVID-19 restrictions and lower professional and consulting fees.

Depreciation and amortization. Depreciation and amortization expense was $12.8 million, or 2.7% of revenues, and $37.4 million, or 2.8% of revenues, for the three and nine months ended September 27, 2020, respectively, compared to $11.8 million, or 2.9%, and $35.1 million, or 2.9% of revenues, for the corresponding periods in 2019, respectively.

Net interest expense. Net interest expense decreased approximately $600,000 and $3.6 million for the three and nine months ended September 27, 2020, respectively, due to a decrease in the average debt balance and lower interest rates. Total debt outstanding was $350.0 million as of September 27, 2020 and there was no outstanding debt balance associated with Papa John’s Marketing Fund, Inc. (“PJMF”).

Income before income taxes. For the reasons discussed above, income before income taxes increased approximately $20.2 million and $49.5 million for the three and nine months ended September 27, 2020, respectively, over the prior year comparable periods.

Income tax expense.  The effective income tax rates were 21.6% and 20.2% for the three and nine months ended September 27, 2020, representing decreases of 40.5% and 5.5%, respectively, from the prior year comparable periods. The nine months ended September 29, 2019 included a non-deductible $5.9 million expense associated with the one-time mark-to-market increase in the fair value of the Starboard Value LP (“Starboard”) option to purchase Series B Preferred Stock in the first quarter of 2019, as previously mentioned. Excluding the $5.9 million expense for the nine months ended September 29, 2019, the effective rates were higher for the three and nine months ended September 27, 2020 due to the impact of similar tax credits on higher income before income taxes in the current periods.

Diluted earnings (loss) per common share.  Diluted earnings per common share was $0.35 for the third quarter of 2020, compared to diluted loss per common share of $0.10 for the third quarter of 2019, an increase of 450%. For the nine months ended September 27, 2020, diluted earnings per common share was $0.99, compared to diluted loss per common share of $0.06 for the prior year period ($0.28 excluding Special items mentioned above), an increase of 254% excluding Special items in 2019. Diluted earnings per common share was reduced by approximately $0.02 and $0.06 per share for the three and nine months ended September 27, 2020, respectively, due to income attributable to participating securities, including Series B Preferred Stockholders, based on undistributed earnings for the periods.

Liquidity and Capital Resources

As previously mentioned, the coronavirus (COVID-19) outbreak has presented evolving developments domestically and internationally, including an anticipated overall contraction in global economic activity and volatility in the financial markets. Despite these recent developments, our liquidity position remains strong. Our cash flow has increased, and we have reduced our borrowings on our secured revolving credit facility. As of September 27, 2020, we had approximately $348.8 million available for borrowing under our secured revolving credit facility, as described below.

Debt

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $5.0 million was outstanding as of September 27, 2020 and a secured term loan facility with an outstanding balance of $345.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or LIBOR plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants. These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0. Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio. The PJI Credit Agreement allows for a permitted Leverage Ratio of 5.00 to 1.0, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.25 to 1.0, which increases over time to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at September 27, 2020.

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

Our outstanding debt of $350.0 million at September 27, 2020 under the PJI Facilities was composed of $345.0 million outstanding under the Term Loan Facility and $5.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at September 27, 2020 was approximately $348.8 million.

As of September 27, 2020, the Company had approximately $1.9 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

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

As of September 27, 2020, we have the following interest rate swap agreements with a total notional value of $350 million:

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

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.8% for the three- and nine-month periods ended September 27, 2020, compared to 3.8% and 4.2% for the three- and nine-month periods ending September 29, 2019, respectively.

Our PJI Credit Agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the Amended Credit Agreement:

Actual Ratio as of
	Permitted Ratio	September 27, 2020
Leverage ratio	Not to exceed 5.00 to 1.0	2.5 to 1.0

Interest coverage ratio	Not less than 2.25 to 1.0	3.7 to 1.0

As stated above, our leverage ratio is defined as outstanding debt divided by consolidated EBITDA, as defined, for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of September 27, 2020.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender (“U.S. Bank”).  The PJMF Revolving Facility is secured by substantially all assets of PJMF.  The PJMF Revolving Facility matures on September 30, 2021.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 1.9% and 2.7% for the three and nine months ended September 27, 2020, respectively, compared to 4.0% and 4.2% for the three and nine months ended September 29, 2019. As of September 27, 2020 and December 29, 2019, there was no debt outstanding under the PJMF Revolving Facility.  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

Cash Flows

Cash flow provided by operating activities was $168.5 million for the nine months ended September 27, 2020, compared to $50.0 million in the corresponding period in 2019. The increase of $118.5 million was primarily due to higher net income and favorable working capital changes including timing of payments.

The Company’s free cash flow, a non-GAAP financial measure, was as follows for the nine-month periods of 2020 and 2019 (in thousands):

	Nine Months Ended
	September 27,	September 29,
	2020	2019

Net cash provided by operating activities	$168,547	$49,999
Purchases of property and equipment	(24,269)	(27,547)
Dividends paid to preferred shareholders	(10,237)	(6,608)
Free cash flow (a)	$134,041	$15,844
(a)	Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the Condensed Consolidated Statements of Cash Flows) less the purchases of property and equipment and less the payment of dividends to preferred stockholders. We view free cash flow as an important liquidity measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. However, it does not represent residual cash flows available for discretionary expenditures. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our liquidity or performance than the Company’s GAAP measures.

Cash flow used in investing activities was $28.6 million for the nine months ended September 27, 2020 compared to $24.1 million for the same period in 2019, or an increase of $4.5 million. The increase in cash flow used in investing activities was primarily due to the inclusion of proceeds received from the divestiture of restaurants in 2019.

Cash flow used in financing activities was $27.4 million for the nine months ended September 27, 2020 compared to $30.7 million for the same period in 2019.  We require capital for the payment of cash dividends, which are funded by cash flow from operations, borrowings from our Credit Agreement and, in 2019, proceeds from the issuance of preferred stock. In the first quarter of 2019, we received gross proceeds of $252.5 million from the issuance of Series B Preferred Stock and incurred $7.2 million of direct costs associated with the issuance. The net proceeds of the Series B Preferred Stock were primarily used for debt repayments of $247.0 million, resulting in a net cash outflow of $1.7 million. In the first nine months ended September 27, 2020, net debt repayments were $20.0 million. Additionally, we received $29.2 million of proceeds from the exercise of stock options in the first nine months of 2020.

The additional borrowing availability under the Revolving Facility as a result of the debt repayment provides financial flexibility that enables the Company to make investments in the business and to use for general corporate purposes.

The Company recorded dividends of approximately $32.1 million in the nine months ended September 27, 2020 consisting of the following:

●	$21.9 million paid to common stockholders ($0.675 per share);
●	$3.4 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.675 per share); and
●	$6.8 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum).

On October 30, 2020, our Board of Directors declared a fourth quarter dividend of $0.225 per common share (of which approximately $7.4 million will be paid to common stockholders and $1.1 million will be paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”).  The fourth quarter preferred dividend was also declared on October 30, 2020.  The common share dividend will be paid on November 20, 2020 to stockholders of record as of the close of business on November 10, 2020. The fourth quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on January 4, 2021.

Subsequent to the third quarter on November 4, 2020, our Board of Directors approved a new share repurchase program for up to $75 million of the Company’s common stock, effective through December 31, 2021. This represents approximately 3.0% of the Company’s currently outstanding common stock based on the closing price of the stock as of November 4, 2020. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, subject to market and business conditions, regulatory requirements and other factors, or pursuant to trading plans or other arrangements. Repurchases under the new program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate. Repurchases under the Company’s share repurchase program may be commenced or suspended from time to time at the Company’s discretion without prior notice.

Forward-Looking Statements

Certain matters discussed in this report, including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the financial impact of the temporary business opportunities, disruptions and temporary changes in demand we are experiencing related to the current outbreak of the novel coronavirus disease (COVID-19), including our cash on hand and access to our credit facilities, commodity costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, the duration of changes in consumer behavior caused by the pandemic, the duration and number of temporary store closures, our plans to open our new headquarters in Atlanta, the associated reorganization costs and the related organizational, employment and real estate changes that are expected, royalty relief, the effectiveness of our strategic turnaround efforts and other business initiatives, marketing efforts, liquidity, compliance with debt covenants, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

●	our ability to successfully implement or fully realize the anticipated benefits of our new headquarters in Atlanta, Georgia and corporate reorganization in the timeframes we desire or within the expected range of expenses, or at all. In addition, turnover in our support teams due to our relocation to Georgia could distract our employees, decrease employee morale, harm our reputation, and negatively impact the overall performance of our corporate support teams. As a result of these or other similar risks, our business, results of operations and financial condition may be adversely affected;
●	the ability of the Company to manage difficulties and opportunities associated with or related to the COVID-19 pandemic, including risks related to: the impact of governmental restrictions on freedom of movement and business operations including quarantines, social distancing requirements and mandatory business closures; the virus’s impact on the availability of our workforce; the potential disruption of our supply chain; changes in consumer demand or behavior; the overall contraction in global economic activity, including increased unemployment; our liquidity position; our ability to navigate changing governmental programs and regulations relating to the pandemic; and the increased risk of phishing and other cyber-attacks;
●	the assumption that the store closures in international markets and non-traditional restaurants in North America are not expected to be permanent; the assumption that our delivery restaurants will continue to stay open and be deemed essential businesses by national, state and local authorities in most of the jurisdictions in which we operate;

●	the uncertainty of whether and to what extent the increase in demand for our products that we are currently experiencing during the COVID-19 pandemic will continue following a cessation of the effects of the virus in the future;
●	increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to improve consumer sentiment and sales trends, and the risk that such initiatives will not be effective;
●	the ability of the Company to ensure the long-term success of the brand through significant investments committed to our U.S. franchise system, including marketing fund investments and royalty relief;
●	risks related to social media, including publicity adversely and rapidly impacting our brand and reputation;
●	aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;
●	changes in consumer preferences or consumer buying habits, including the growing popularity of delivery aggregators, as well as changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending, including higher unemployment;
●	the adverse impact on the Company or our results caused by global health concerns, product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our Company-owned or franchised restaurants or others in the restaurant industry;
●	the effectiveness of our technology investments and changes in unit-level operations;
●	the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, store level employees or suitable sites;
●	increases in food costs or sustained higher other operating costs. This could include increased employee compensation, benefits, insurance, tax rates, new regulatory requirements or increasing compliance costs;
●	increases in insurance claims and related costs for programs funded by the Company up to certain retention limits, including medical, owned and non-owned vehicles, workers’ compensation, general liability and property;
●	disruption of our supply chain or commissary operations which could be caused by our sole source of supply of cheese or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, or geopolitical or other disruptions beyond our control, including COVID-19;
●	increased risks associated with our international operations, including economic and political conditions and risks associated with the withdrawal of the United Kingdom from the European Union, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth;
●	the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business including compliance with the European Union General Data Protection Regulation;
●	the Company's ability to continue to pay dividends to shareholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results decline;
●	failure to effectively manage recent transitions within our executive leadership team or to otherwise successfully execute succession planning;
●	disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential Company, employee and customer information, including payment cards; and
●	changes in Federal or state income, general and other tax laws, rules and regulations and changes in generally accepted accounting principles.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, as updated by “Part II. Item 1A – Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 and this Quarterly Report on Form 10-Q, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes on our secured revolving credit facility and our secured term loan facility, which comprise the PJI Credit Facilities. We attempt to minimize interest rate risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Facilities. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.  We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of September 27, 2020 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. See Note 8 of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. For each of the periods presented, approximately 7% of our revenues were derived from these operations.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact of approximately $850,000 and an unfavorable impact of approximately $1.4 million on International revenues for the three and nine months ended September 27, 2020, respectively, and a $1.1 million and $4.1 million unfavorable impact for the three and nine months ended September 29, 2019, respectively.  Foreign currency exchange rate fluctuations had an unfavorable impact on income before income taxes of approximately $120,000 and $1.1 million for the three and nine months ended September 27, 2020, and an unfavorable impact on income before income taxes of approximately $250,000 and $1.2 million for the three and nine months ended September 29, 2019.

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

The following table presents the actual average block price for cheese by quarter through the third quarter of 2020 and the projected average block price for cheese by quarter through 2020 (based on the October 30, 2020 Chicago Mercantile Exchange cheese futures market prices):

	2020		2019
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.857		$1.490
Quarter 2	1.679		1.696
Quarter 3	2.262		1.898
Quarter 4	2.408		1.984
Full Year	$2.052	*	$1.767

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

Our reorganization activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention.

On September 17, 2020, we announced plans to open a new headquarters in Atlanta, Georgia as part of a broader strategic reorganization with certain corporate functions being relocated to the new Atlanta headquarters. As a result, we expect to incur certain one-time corporate reorganization costs and these expenses will adversely impact our results of operations during the relevant periods and will reduce our cash position. Additionally, the amount of these estimated expenses, as well as our ability to achieve the anticipated benefits of our corporate reorganization, are subject to assumptions and uncertainties.  If we do not realize the anticipated benefits from these measures, or if we incur costs greater than anticipated, our financial condition and operating results may be adversely affected.

In addition, turnover in our corporate office support teams due to our relocation to Georgia could distract our employees, decrease employee morale, harm our reputation, and negatively impact the overall performance of our corporate support teams. As a result of these or other similar risks, our business, results of operations and financial condition may be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended September 27, 2020, the Company acquired 1,020 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6. Exhibits

Exhibit
Number	Description

10.1

Amendment No. 1 to the March 15, 2019 Endorsement Agreement for personal services of Shaquille O’Neal by and among ABG-Shaq, LLC, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc., effective July 27, 2020.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 27, 2020, filed on November 5, 2020, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 5, 2020	/s/ Ann B. Gugino
Ann B. Gugino
Chief Financial Officer